Form 10-K
period 1993-12-31
PINNACLE WEST CAPITAL CORP
filed 1994-03-31
CIK 764622

============================================================================

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                1993 FORM 10-K
     (Mark One)
       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                      OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ----- TO -----

                        COMMISSION FILE NUMBER 1-8962
                                --------------
                      PINNACLE WEST CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)

                ARIZONA                                86-0512431
      (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)
  400 East Van Buren Street, Suite 700
         Phoenix, Arizona 85004                      (602) 379-2500
(Address of principal executive offices,     (Registrant's telephone number,
          including zip code)                     including area code)
                                --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
                                                      NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                              WHICH REGISTERED
- ------------------------------------------------------------------------------

  Common Stock,                                        New York Stock Exchange
    No Par Value.....................................  Pacific Stock Exchange
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                                        AGGREGATE MARKET VALUE
                                                          OF SHARES HELD BY
      TITLE OF EACH CLASS       SHARES OUTSTANDING       NON-AFFILIATES AS OF
        OF VOTING STOCK        AS OF MARCH 23, 1994         MARCH 23, 1994
- ------------------------------------------------------------------------------
  Common Stock, No Par Value...      87,416,576            $ 1,818,209,400 (a)
- ------------------------------------------------------------------------------

(A) COMPUTED BY REFERENCE TO THE CLOSING PRICE ON THE COMPOSITE TAPE ON MARCH 23, 1994, AS REPORTED BY THE WALL STREET JOURNAL.
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                Yes---------------------- X ----------------------
                 No----------------------   ----------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its annual meeting of shareholders to be held on May 19, 1994 are incorporated by reference into Part III hereof.
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                    PART I

                               ITEM 1. BUSINESS

THE COMPANY

    Pinnacle West Capital Corporation (the "Company") was incorporated in 1985 under the laws of the State of Arizona and is engaged in the acquisition and holding of securities of corporations for investment purposes. The principal executive offices of the Company are located at 400 East Van Buren Street, Phoenix, Arizona 85004 (telephone 602-379-2500).

    The Company and its subsidiaries employ approximately 7,915 persons. Of these employees, approximately 7,050 are employees of the Company's principal subsidiary, Arizona Public Service Company ("APS"), and employees assigned to joint projects of APS where APS serves as a project manager, and approximately 865 are employees of the Company and its other subsidiaries.

    Other subsidiaries of the Company, in addition to APS, include SunCor Development Company ("SunCor") and El Dorado Investment Company ("El Dorado"). SunCor is engaged primarily in the owning, holding and development of real property. El Dorado is involved in the business of making equity investments in other companies. See "Business of Non-Utility Subsidiaries" in this Item for further information regarding SunCor and El Dorado.

    Effective  December  16,  1986,  the  Company acquired MeraBank, A Federal
Savings Bank ("MeraBank"). On January 31, 1990, MeraBank was placed in receivership, and is therefore considered a discontinued operation of the Company for financial reporting purposes. See Note 2 of the Notes to the Consolidated Financial Statements in Item 8 for information regarding the Company's $450 million cash infusion into MeraBank in settlement of claims made by certain federal agencies with respect to MeraBank.

    CAPITAL REQUIREMENTS. During the past three years, the Company's primary cash needs were for the repayment of principal and interest on its outstanding debt. Additional cash needs in 1993 were related to the fourth quarter restoration of common stock dividends.

    As a result of a restructuring of substantially all of its outstanding debt in 1990, and the prepayment of approximately $112 million, $96 million and $152 million of its long-term debt in 1991, 1992 and 1993, respectively, the Company has reduced required principal debt payments for the next three years. The Company's principal and interest payment obligations during 1994, 1995 and 1996 are expected to total approximately $129 million, $129 million and $83 million, respectively (based upon certain anticipated prepayments). See Note 6 of the Notes to the Company's Consolidated Financial Statements in
Item 8 for additional information regarding the Company's and APS' outstanding long-term debt.

    The Company's ability to satisfy its debt service obligations is substantially dependent upon the receipt of common stock dividends from APS. The Company has in place a $40 million liquidity facility to assist the Company in meeting its debt service requirements in the event that cash flow is less than anticipated. The facility is available for principal and interest payments on the Company's outstanding debt, with a maximum of $20 million for principal payments.

    The terms and provisions of certain of the Company's financing agreements place severe restrictions on the Company's ability to incur additional debt, to make capital infusions into its subsidiaries (excluding APS), to make other new investments and to pay cash dividends to its shareholders unless certain conditions are met. While the debt under these financing agreements remains outstanding, the Company has agreed not to incur new debt, except generally (and with certain restrictions) for (1) borrowings to reduce, refinance or prepay existing debt and (2) borrowings under the liquidity facility discussed in the immediately preceding paragraph. The Company's ability to pay cash dividends or to make other corporate distributions is dependent upon the satisfaction of certain financial covenants. The Company restored a dividend on its common stock in the fourth quarter of 1993.

    In the event of a sale of all or substantially all of the assets or shares of common stock of El Dorado or SunCor, the net cash proceeds must be applied by the Company to reduce its outstanding debt. Until the Company's lenders are fully repaid, (1) any new investments by the Company in its subsidiaries (excluding APS) are generally restricted to $15 million in the aggregate and
(2) any other new investments by the Company are generally restricted to $20 million in the aggregate. As of December 31, 1993, the Company had not made any such investments.

    As part of the Company's 1990 debt restructuring, the Company granted substantially all of its lenders a security interest in the outstanding common stock of APS pursuant to a Pledge Agreement, dated as of January 31, 1990 (the "Pledge Agreement"). At December 31, 1993, the APS common stock secured approximately $564 million of the Company's outstanding debt. Any borrowings under the Company's liquidity facility (see above) would also be secured by the APS common stock owned by the Company. Until the Company and the collateral agent under the Pledge Agreement (the "Collateral Agent") receive notice of the occurrence and continuation of an Event of Default (as defined in the Pledge Agreement), the Company is entitled to exercise or refrain from exercising any and all voting and other consensual rights pertaining to the APS common stock. As to matters other than the election of directors, the Company agreed not to exercise or refrain from exercising any such rights if, in the Collateral Agent's judgment, such action would have a material adverse effect on the value of the APS common stock. After notice of an Event of Default, the Collateral Agent would have the right to vote the APS common stock.

REGULATION

PUBLIC UTILITY HOLDING COMPANY

    The Company currently conducts no significant business activities other than investing in its subsidiaries and owns no significant assets other than the common stock of its subsidiaries. The Company and its subsidiaries are currently exempt from registration under the Public Utility Holding Company Act of 1935 (the "Holding Company Act"); however, there are limits on the extent to which the Company can diversify beyond energy-related fields without affecting its exempt status. In February 1989, the Securities and Exchange Commission (the "SEC") released for public comment a proposed rule under the Holding Company Act relating to holding companies, like the Company, that are exempt under Section 3(a)(1) of the Holding Company Act. The proposed rule, if finally adopted by the SEC in its present form, could require the divestiture of a portion of the Company's interests in non-utility businesses within a three-year period after the rule's adoption in order for the Company to maintain its Section 3(a)(1) exemption. If the Company failed to maintain this exemption, the proposed rule would require the Company to divest itself of all of its interests in non-utility businesses within the same three-year period. At this time, the Company is unable to predict whether the proposed rule will be adopted by the SEC and, if so, in what form it will be adopted.

    On May 1, 1990, the ACC approved the filing of a petition with the SEC requesting the SEC to revoke or modify the Company's exemption under the Holding Company Act. The SEC has the power to terminate the Company's exemption upon thirty days notice to the Company if it determines that a question exists as to whether the exemption may be detrimental to the public interest or the interests of investors or consumers. In the event of the exercise of such power by the SEC, if the Company were to file an application with the SEC during such thirty-day period requesting an exemption order, the Company's exemption would remain in place until the SEC ruled on such application. If the Company ultimately were to have its exemption modified, conditioned or revoked, APS could be subject to SEC regulation in many aspects of its business, including those relating to securities issuances, diversification and transactions among affiliates. In a series of responses to the ACC's petition and subsequent ACC letters to the SEC, the Company has asked the SEC to refuse to take the action requested by the ACC. The Company cannot predict what action, if any, the SEC may take with respect to the ACC petition.

ARIZONA CORPORATION COMMISSION REPORTING REQUIREMENTS

    On April 29, 1985, the ACC issued an order subjecting the Company and APS to certain reporting requirements in connection with certain of their activities. The order requires the Company to report to the ACC on a monthly basis concerning the Company's diversification activities and plans, financing arrangements and changes in management. The order also requires monthly reports describing transactions between APS and the Company or its affiliates.

ARIZONA CORPORATION COMMISSION AFFILIATED INTEREST RULES

    On March 14, 1990 the ACC issued an order adopting certain rules purportedly applicable only to a certain class of public utilities regulated by the ACC, including APS. The rules define the terms "public utility holding company" and "affiliate" with respect to public service corporations regulated by the ACC in such a manner as to include the Company and all of the Company's non-public service corporation subsidiaries. By their terms, the rules, among other things, require public utilities, such as APS, to receive ACC approval prior to (1) obtaining an interest in, or guaranteeing or assuming the liabilities of, any affiliate not regulated by the ACC; (2) lending to any such affiliate (except for short-term loans in an amount less than $100,000); or (3) using utility funds to form a subsidiary or divest itself of any established subsidiary. The rules also would prevent a utility from transacting business with an affiliate unless the affiliate agrees to provide the ACC "access to the books and records of the affiliate to the degree required to fully audit, examine or otherwise investigate transactions between the public utility and the affiliate." In addition, the rules provide that an "affiliate or holding company may not divest itself of, or otherwise relinquish control of, a public utility without thirty (30) days prior written notification to the [ACC]" and would require all public utilities subject to them and all public utility holding companies to annually "provide the [ACC] with a description of diversification plans for the current calendar year that have been approved by the Boards of Directors." The order became effective as to APS on December 1, 1992. The rules have not had, nor does the Company expect the rules to have, a material adverse impact on the business or operations of the Company.

                  BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

    Following is a discussion of the business of APS, the Company's principal subsidiary.

GENERAL

    APS was incorporated in 1920 under the laws of Arizona and is engaged principally in serving electricity in the State of Arizona. The principal executive offices of APS are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000). APS currently employs approximately 7,050 persons, which includes employees assigned to joint projects where APS is project manager.

    APS serves approximately 654,000 customers in an area that includes all or part of 11 of Arizona's 15 counties. During 1993, no single purchaser or user of energy accounted for more than 3% of total electric revenues.

INDUSTRY AND COMPANY ISSUES

    The utility industry continues to experience a number of challenges. Depending on the circumstances of a particular utility, these may include
(i) competition in general from numerous sources; (ii) effects of the National Energy Policy Act of 1992 (the "Energy Act"); (iii) difficulties in meeting government imposed environmental requirements; (iv) the necessity to make substantial capital outlays for transmission and distribution facilities;
(v) uncertainty     regarding     projected    electrical    demand    growth;
(vi) controversies over electromagnetic fields; (vii) controversies over the safety and use of nuclear power; (viii) issues related to spent fuel and low level waste (see "Generating Fuel" below); and (ix) increasing costs of wages and materials.

    The impact on APS of other utility industry problems is discussed in this Item under "Environmental Matters." Also see "Water Supply" in this Item with respect to certain problems specific to APS and other utilities.

COMPETITION

    Certain territory adjacent to or within areas served by APS is served by other investor-owned utilities (notably Tucson Electric Power Company serving electricity in the Tucson area, Southwest Gas Corporation serving gas throughout the state, and Citizens Utilities Company serving electricity and gas in various locations throughout the state) and a number of cooperatives, municipalities, electrical districts, and similar types of governmental organizations (principally the Salt River Project Agricultural Improvement and Power District ("SRP") serving electricity in various areas in and around Phoenix).

    APS expects increased competition in the future, mostly with respect to large customers, from entities offering alternative sources of energy. In recent years, changing laws and governmental regulations, interest in self-generation, competition from nonregulated energy suppliers, and aggressive marketing from the gas industry, are providing some utility customers with alternative sources to satisfy their energy needs. This may be increased as a result of the Energy Act which, among other things, removes certain previously existing barriers to entry into electric generation. The Energy Act also permits certain other parties to compete for resale customers currently served by a particular utility and to use that utility's transmission facilities in order to do so. The requirements with respect to implementation of the Energy Act have not yet been completely determined, so APS cannot currently predict its impact on APS' business and operations.

    In order to remain competitive in this changing environment, APS has determined that it must be a cost-effective supplier, provide excellent service and be knowledgeable about its customers' businesses. APS is concentrating on several areas which are key to the success of this strategy, including effectively managing its operating and maintenance expenses; reinforcing the importance of customer needs among APS employees; and working with customers to evaluate, recommend and provide services which will optimize their efficiency.

CAPITAL STRUCTURE

    The capital structure of APS (which, for this purpose, includes short-term borrowings and current maturities of long-term debt) as of December 31, 1993 is tabulated below.

                                                          Amount    Percentage
                                                        ----------  ----------
                                                        (Thousands
                                                            of
                                                         Dollars)
Long-Term Debt Less Current Maturities:
  First mortgage bonds................................  $1,729,070
  Other...............................................     395,584
                                                        ----------
    Total long-term debt less current maturities......   2,124,654       50.7%
                                                        ----------
Non-Redeemable Preferred Stock........................     193,561        4.6
                                                        ----------
Redeemable Preferred Stock............................     197,610        4.7
                                                        ----------
Common Stock Equity:
  Common stock, $2.50 par value, 100,000,000 shares
    authorized; 71,264,947 shares outstanding.........     178,162
  Premiums and expenses...............................   1,037,681
  Retained earnings...................................     307,098
                                                        ----------
    Total common stock equity.........................   1,522,941       36.4
                                                        ----------
      Total capitalization............................   4,038,766
Current Maturities of Long-Term Debt..................       3,179         .1
Short-Term Borrowings.................................     148,000        3.5
                                                        ----------    --------

      Total...........................................  $4,189,945      100.0%
                                                        ==========    ========

See  Notes  6, 7, and 8 of  Notes to the  Consolidated Financial Statements in
Item 8.

    On March 1, 1994 APS redeemed all of the outstanding shares of its $8.80 Cumulative Preferred Stock, Series K ($100 par value), in the amount of $14.21 million. On March 2, 1994, APS issued $100 million of its First Mortgage Bonds, 6 5/8% Series due 2004 and applied the net proceeds to the repayment of short-term debt that had been incurred for the redemption of preferred stock and for general corporate purposes.

    So long as any of APS' first mortgage bonds are outstanding, APS is required for each calendar year to deposit with the trustee under its mortgage cash in a formularized amount related to net additions to APS' mortgaged utility plant; however, APS may satisfy all or any part of this "replacement fund" requirement by utilizing redeemed or retired bonds, net property additions, or property retirements. For 1993, the replacement fund requirement amounted to approximately $122 million. Many, though not all, of the bonds issued by APS under its mortgage are redeemable at their par value plus accrued interest with cash deposited by APS in the replacement fund, subject in many cases to a period of time after the original issuance of the bonds during which they may not be so redeemed and/or to other restrictions on any such redemption. The cash deposited with the trustee by APS in partial satisfaction of its 1993 replacement fund requirements will be used to redeem $60.264 million in aggregate principal amount of APS' First Mortgage Bonds, 10 3/4% Series due 2019, at their principal amount plus accrued interest, on April 4, 1994.

RATES

    STATE. The ACC has regulatory authority over APS in matters relating to retail electric rates and the issuance of securities. See "Rate Case Settlement" in Note 3 of the Notes to the Consolidated Financial Statements in Item 8 for a discussion of the December 1991 settlement of APS' most recent retail rate case before the ACC.

    FEDERAL. APS' rates for wholesale power sales and transmission services are subject to regulation by the Federal Energy Regulatory Commission ("FERC"). During 1993, approximately 8% of APS' electric operating revenues resulted from such sales and charges. For most wholesale transactions regulated by the FERC, a fuel adjustment clause results in monthly adjustments for changes in the actual cost of fuel for generation and in the fuel component of purchased power expense.

CONSTRUCTION PROGRAM

    Although its plans are subject to change, APS does not presently intend to construct any new major baseload generating units for at least the next ten years. Utility construction expenditures for the years 1994 through 1996 are therefore expected to be primarily for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities, and for environmental purposes. Construction expenditures, including expenditures for environmental control facilities, for the years 1994 through 1996 have been estimated as follows:

                            (MILLIONS OF DOLLARS)
BY YEAR                                         BY MAJOR FACILITIES
- ------------------------------      ------------------------------------------
 1994                     $279      Electric generation                   $271
 1995                      302      Electric transmission                   92
 1996                      293      Electric distribution                  390
                          ----      General facilities                     121
                          $874                                            ----
                          ====                                            $874
                                                                          ====

    The amounts for 1994 through 1996 include expenditures for nuclear fuel but exclude capitalized interest costs and capitalized property taxes. APS conducts a continuing review of its construction program. This program and the above estimates are subject to periodic revisions based upon changes in assumptions as to system reliability, system load growth, rates of inflation, the availability and timing of environmental and other regulatory approvals, the availability and costs of outside sources of capital, and changes in project construction schedules. During the years 1991 through 1993, APS incurred approximately $641 million in construction expenditures and approximately $31 million in additional capitalized items.

ENVIRONMENTAL MATTERS

    Pursuant to the Clean Air Act, the United States Environmental Protection Agency ("EPA") has adopted regulations, applicable to certain federally-protected areas, that address visibility impairment that can be reasonably attributed to specific sources. In September 1991, the EPA issued a final rule that would limit sulfur dioxide emissions at the Navajo Generating Station ("NGS"). Compliance with the emission limitation becomes applicable to NGS Units 1, 2, and 3 in 1997, 1998, and 1999, respectively. SRP, the NGS operating agent, has estimated a capital cost of $530 million, most of which will be incurred from 1995-1998, and annual operations and maintenance costs of approximately $10 million per unit, for NGS to meet these requirements. APS will be required to fund 14% of these expenditures.

    The Clean Air Act Amendments of 1990 (the "Amendments") became effective on November 15, 1990. The Amendments address, among other things, "acid rain," visibility in certain specified areas, toxic air pollutants, and the nonattainment of national ambient air quality standards. With respect to "acid rain," the Amendments establish a system of sulfur dioxide emissions "allowances." Each existing utility unit is granted a certain number of "allowances." On March 5, 1993, the EPA promulgated rules listing allowance allocations applicable to Company-owned plants, which allocations will begin in the year 2000. Based on those allocations, APS will have sufficient allowances to permit continued operation of its plants at current levels without installing additional equipment. In addition, the Amendments require the EPA to set nitrogen oxides emissions limitations which would require certain plants to install additional pollution control equipment. On March 22, 1994, the EPA issued rules for nitrogen oxide emissions limitations which will require the Company to install additional pollution control equipment at the Four Corners Power Plant ("Four Corners"). In the year 2000 Four Corners must comply with either these or more stringent requirements which might be promulgated by the EPA. The EPA has until 1997 to set more stringent requirements. However, if Four Corners accelerates to 1997 compliance with these March 22, 1994 requirements, it can delay until 2008 compliance with any more stringent requirements which the EPA may set. APS has not yet determined how it will proceed; however, APS currently estimates the capital cost of complying by 1997 with the specified requirements will be approximately $16 million.

    With respect to protection of visibility in certain specified areas, the Amendments require the EPA to complete a study by November 1995 concerning visibility impairment in those areas and identification of sources contributing to such impairment. Interim findings of this study have indicated that any beneficial effect on visibility as a result of the Amendments would be offset by expected population and industry growth. EPA has established a "Grand Canyon Visibility Transport Commission" to complete a study by November 1995 on visibility impairment in the "Golden Circle of National Parks" in the Colorado Plateau. NGS, the Cholla Power Plant ("Cholla"), and Four Corners are located near the "Golden Circle of National Parks." Based on the recommendations of the Commission, the EPA may require additional emissions controls at various sources causing visibility impairment in the "Golden Circle of National Parks" and may limit economic development in several western states. APS cannot currently estimate the capital expenditures, if any, which may be required as a result of the EPA studies and the Commission's recommendations.

    With respect to hazardous air pollutants emitted by electric utility steam generating units, the Amendments require two studies. First, there will be a study to be completed by November 1994 of potential impacts of mercury emissions from such units and various other sources on public health and on the environment, including available control technologies. Second, the EPA will complete a general study by November 1995 concerning the necessity of regulating such units under the Amendments. Due to the lack of historical data, and because APS cannot speculate as to the ultimate requirements by the EPA, APS cannot currently estimate the capital expenditures, if any, which may be required as a result of these studies.

    Certain aspects of the Amendments may require related expenditures by APS, such as permit fees, none of which APS expects to have a material impact on its financial position.

GENERATING FUEL

    Coal, nuclear, gas, and other contributions to total net generation of electricity by APS in 1993, 1992, and 1991, and the average cost to APS of those fuels (in dollars per MWh), were as follows:


                     COAL                      NUCLEAR                      GAS                       OTHER             ALL FUELS
           -------------------------  -------------------------  -------------------------  -------------------------  ------------
            PERCENT OF     AVERAGE     PERCENT OF     AVERAGE     PERCENT OF     AVERAGE     PERCENT OF     AVERAGE      AVERAGE
            GENERATION       COST      GENERATION       COST      GENERATION       COST      GENERATION       COST         COST
           -------------  ----------  -------------  ----------  -------------  ----------  -------------  ----------  ------------
1993
 (estimate)        62.3%      $12.95          32.4%       $6.17           5.1%      $31.53           0.2%      $18.32        $11.70
1992.....          58.8        13.06          36.4         5.84           4.5        31.27           0.3        20.75         11.26
1991.....          59.0        13.62          37.3         7.03           3.4        21.11           0.3        28.69         11.45

    Other includes oil and hydro generation.

    APS believes that Cholla has sufficient reserves of low sulfur coal committed to that plant for the next six years, the term of the existing coal contract, and sufficient reserves of low sulfur coal available for use to continue operating it for its useful life. APS also believes that Four Corners and NGS have sufficient reserves of low sulfur coal available for use by those plants to continue operating them for at least thirty years. The current sulfur content of coal being used at Four Corners, NGS, and Cholla is 0.8%, 0.6%, and 0.4%, respectively. In 1993, average prices paid for coal supplied from reserves dedicated under the existing contracts were relatively stable, although applicable contract clauses permit escalations under certain conditions. In addition, major price adjustments can occur from time to time as a result of contract renegotiation.

    NGS and Four Corners are located on the Navajo Reservation and held under easements granted by the federal government as well as leases from the Navajo Tribe. See "Properties" in Item 2. APS purchases all of the coal which fuels Four Corners from a coal supplier with a long-term lease of coal reserves owned by the Navajo Tribe and for NGS from a coal supplier with a long-term lease with the Navajo and Hopi Tribes. APS purchases all of the coal which fuels Cholla from a coal supplier who obtains substantially all of the coal under a long-term lease of coal reserves owned by the Navajo Tribe and under a lease with the Bureau of Land Management.

    APS is a party to contracts with twenty-seven natural gas operators and marketers which allow APS to purchase natural gas in the method it determines to be most economic. During 1993, the principal sources of APS' natural gas generating fuel were twelve of these companies. APS is currently purchasing the majority of its natural gas requirements from six companies pursuant to contracts. APS' natural gas supply is transported pursuant to a firm transportation service contract between APS and El Paso Natural Gas Company. APS continues to analyze the market to determine the source and method of meeting its natural gas requirements.

    The fuel cycle for the Palo Verde Nuclear Generating Station ("Palo Verde") is comprised of the following stages: (1) the mining and milling of uranium ore to produce uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of uranium hexafluoride, (4) the fabrication of fuel assemblies, (5) the utilization of fuel assemblies in reactors, and (6) the storage of spent fuel and the disposal thereof. The Palo Verde participants have made arrangements through contract flexibilities to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 1996. Existing contracts and options could be utilized to meet approximately 75% of requirements in 1997 and 50% of requirements from 1998 through 2000. Spot purchases in the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contract flexibilities and options. The Palo Verde participants have contracted for all conversion services required through 1994 and for up to 65% of conversion services required through 1998, with options to continue through the year 2000. The Palo Verde participants, including APS, have an enrichment services contract with United States Enrichment Corporation ("USEC") which obligates USEC to furnish enrichment services required for the operation of the three Palo Verde units over a term expiring in November 2014, with annual options to terminate each year of the contract with ten years prior notice. The participants have exercised this option, terminating 30% of requirements for 1996 through 1998 and 100% of requirements during the years 1999 through 2002. In addition, existing contracts will provide fuel assembly fabrication services for at least ten years from the date of operation of each Palo Verde unit, and through contract options, approximately fifteen additional years are available. The Energy Act includes an assessment for decontamination and decommissioning of the enrichment facilities of the United States Department of Energy ("DOE"). The total amount of this assessment has not yet been finalized; however, based on preliminary indications, APS expects that the annual assessment for Palo Verde will be approximately $3 million, plus escalation for inflation, for fifteen years. APS will be required to fund 29.1% of this assessment.

    Existing spent fuel storage facilities at Palo Verde have sufficient capacity with certain modifications to store all fuel expected to be discharged from normal operation of all Palo Verde units through at least the year 2005. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. The Nuclear Regulatory Commission (the "NRC"), pursuant to the Waste Act, also requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE. APS, on its own behalf and on behalf of the other Palo Verde participants, has executed a spent fuel disposal contract with DOE. The Act also obligates DOE to develop the facilities necessary for the permanent disposal of all spent fuel generated, and to be generated, by domestic power reactors and to have the first such facility in operation by 1998 under prescribed procedures. In November 1989, DOE reported that such permanent disposal facility will not be in operation until 2010. As a result, under DOE's current criteria for shipping allocation rights, Palo Verde's spent fuel shipments to the DOE permanent disposal facility would begin in approximately 2025. In addition, APS believes that on-site storage of spent fuel may be required beyond the life of Palo Verde's generating units. APS currently believes that alternative interim spent fuel storage methods are or will be available on-site or off-site for use by Palo Verde to allow its continued operation beyond 2005 and to safely store spent fuel until DOE's scheduled shipments from Palo Verde begin.

    The off-site facilities for low level waste now being utilized for Palo Verde may soon be closed to it. APS is currently exploring means to either ship the waste to an alternative site or to store it on-site until an off-site location becomes available. APS currently believes that interim low level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low level waste until a permanent disposal facility is available.

    While believing that scientific and financial aspects of the issues with respect to fuel and low level waste can be resolved satisfactorily, APS acknowledges that their ultimate resolution will require political resolve and action on national and regional scales which it is less able to predict.

PALO VERDE LIABILITY AND INSURANCE MATTERS

    See "Nuclear Insurance" in Note 13 of the Notes to the Consolidated Financial Statements in Item 8 for a discussion of the insurance maintained by the Palo Verde participants, including APS, for Palo Verde.

PALO VERDE NUCLEAR GENERATING STATION

    By letter dated July 7, 1993, the NRC advised APS that, as a result of a Recommended Decision and Order by a Department of Labor Administrative Law Judge (the "ALJ") finding that APS discriminated against a former contract employee at Palo Verde because he engaged in "protected activities" (as defined under federal regulations), the NRC intended to schedule an enforcement conference with APS. Following the ALJ's finding, APS investigated various elements of both the substantive allegations and the manner in which the United States Department of Labor (the "DOL") proceedings were conducted. As a result of that investigation, APS determined that one of its employees had falsely testified during the proceedings, that there were inconsistencies in the testimony of another employee, and that certain documents were requested in, but not provided during, discovery. The two employees in question are no longer with APS. APS provided the results of its investigation to the ALJ, who referred matters relating to the conduct of two former employees of APS to the United States Attorney's office in Phoenix, Arizona. On December 15, 1993 APS and the former contract employee who had raised the DOL claim entered into a settlement agreement, a part of which was subject to approval by the Secretary of Labor. On March 21, 1994 the Secretary of Labor issued a final order approving the settlement. By letter dated August 10, 1993, APS also provided the results of its investigation to the NRC, and advised the NRC that, as a result of APS' investigation, APS had changed its position opposing the finding of discrimination. The NRC is investigating this matter and APS is fully cooperating with the NRC in this regard.

    See "Palo Verde Tube Cracks" in Note 13 of the Notes to the Consolidated Financial Statements in Item 8 for a discussion of issues relating to the Palo Verde steam generators.

WATER SUPPLY

    Assured supplies of water are important both to APS (for its generating plants) and to its customers. However, conflicting claims to limited amounts of water in the southwestern United States have resulted in numerous court actions in recent years.

    Both groundwater and surface water in areas important to APS' operations have been the subject of inquiries, claims, and legal proceedings which will require a number of years to resolve. APS is one of a number of parties in a proceeding before a state court in New Mexico to adjudicate rights to a stream system from which water for Four Corners is derived. (State of New Mexico, in the relation of S.E. Reynolds, State Engineer vs. United States of America, City of Farmington, Utah International, Inc., et al., San Juan County, New Mexico, District Court No. 75-184). An agreement reached with the Navajo Tribe in 1985, however, provides that if Four Corners loses a portion of its rights in the adjudication, the Tribe will provide, for a then-agreed upon cost, sufficient water from its allocation to offset the loss.

    A summons served on APS in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987, in an action pending in Maricopa County Superior Court. (In re The General Adjudication of All Rights to Use Water in the Gila River System and Source, Supreme Court Nos. WC-79-0001 through WC 79-0004 (Consolidated) [WC-1, WC-2, WC-3 and WC-4 (Consolidated)], Maricopa County Nos. W-1, W-2, W-3 and W-4 (Consolidated)). Palo Verde is located within the geographic area subject to the summons, and the rights of the Palo Verde participants, including APS, to the use of groundwater and effluent at Palo Verde is potentially at issue in this action. APS, as project manager of Palo Verde, filed claims that dispute the court's jurisdiction over the Palo Verde participants' groundwater rights and their contractual rights to effluent relating to Palo Verde and, alternatively, seek confirmation of such rights. Three of APS' less-utilized power plants are also located within the geographic area subject to the summons. APS' claims dispute the court's jurisdiction over APS' groundwater rights with respect to these plants and, alternatively, seek confirmation of such rights. On December 10, 1992, the Arizona Supreme Court heard oral argument on certain issues in this matter which are pending on interlocutory appeal, and as a result, issues important to APS' claims have been remanded to the trial court for further action. No trial date concerning the water rights claims of APS has been set in this matter.

    APS has also filed claims to water in the Little Colorado River Watershed in Arizona in an action pending in the Apache County Superior Court. (In re The General Adjudication of All Rights to Use Water in the Little Colorado River System and Source, Supreme Court No. WC-79-0006 WC-6, Apache County No.
6417). APS' groundwater resource utilized at Cholla is within the geographic area subject to the adjudication and is therefore potentially at issue in the case. APS' claims dispute the court's jurisdiction over APS' groundwater rights and, alternatively, seek confirmation of such rights. The parties are in the process of settlement negotiations with respect to this matter. No trial date concerning the water rights claims of APS has been set in this matter.

    Although the foregoing matters remain subject to further evaluation, APS expects that the described litigation will not have a materially adverse impact on its operations or financial position.

                     BUSINESS OF NON-UTILITY SUBSIDIARIES


                          SUNCOR DEVELOPMENT COMPANY

    SunCor was incorporated in 1965 under the laws of the State of Arizona and is engaged primarily in the owning, holding and development of real property. The principal executive offices of SunCor are located at 2828 North Central, Suite 900, Phoenix, Arizona 85004 (telephone 602-285-6800). SunCor and its subsidiaries, excluding SunCor Resort and Golf Management, Inc. ("Resort
Management"), employ approximately 60 persons. Resort Management, which manages the Wigwam Resort and Country Club (the "Wigwam"), employs between 400 and 715 persons, depending on the Wigwam's operating season. Resort Management also operates other golf operations.

    On April 4, 1990, SunCor sold the Wigwam and certain other associated property for $70 million in cash. As noted in the preceding paragraph, Resort Management, a subsidiary of SunCor, manages the Wigwam. SunCor has also entered into a joint venture with the purchaser of the Wigwam to develop certain property located near the Wigwam.

    SunCor's assets consist primarily of land and improvements and other real estate investments. SunCor's holdings include approximately 11,000 acres west of Phoenix in the area of Goodyear/Litchfield Park, Arizona ("Palm Valley"), including a private water and sewer company to provide those utility services to the property. A substantial portion of the undeveloped property is currently being used for agricultural purposes. SunCor has completed the master-plan for developing Palm Valley and has begun commercial and residential development of approximately 640 acres. The initial phase included the development of an 18-hole championship golf course which was completed in 1993. In addition, within the Palm Valley project, SunCor has entered into joint ventures to develop 2,200 acres as a retirement community, known as PebbleCreek, and 350 acres as a planned area development, known as Litchfield Greens.

    SunCor's holdings also include a 1,400 acre master-planned community north of Phoenix called Tatum Ranch, a 1,400 acre master-planned community northeast of Phoenix called Scottsdale Mountain, a 140 acre master-planned project for business use northwest of Phoenix called Talavi and a 420 acre master-planned project for business use east of Phoenix called MarketPlace.

    For the years ended December 31, 1993, 1992 and 1991, SunCor's operating revenues were approximately $32.2 million, $20.0 million, and $12.7 million, respectively, and its pre-tax losses were approximately $4.0 million, $6.2 million, and $9.6 million, respectively. During 1994, SunCor estimates that its capital expenditures will total approximately $33 million. See "The Company -- Capital Requirements" in this Item for a discussion of restrictions on the Company's ability to make new investments in SunCor.

    At December 31, 1993, SunCor had total assets of approximately $429 million. SunCor intends to continue its focus on real estate development in residential, commercial and industrial projects.

                         EL DORADO INVESTMENT COMPANY

    El Dorado was incorporated in 1983 under the laws of the State of Arizona and is engaged in the business of making equity investments in other companies. El Dorado's offices are located at 400 East Van Buren Street, Suite 650, Phoenix, Arizona 85004 (telephone 602-252-3441).

    El Dorado has investments in three major venture capital partnerships totalling approximately $28.5 million. El Dorado has remaining funding commitments to these partnerships in the aggregate amount of approximately $6 million through 1995. In addition to the foregoing investments, through 1993 El Dorado had directly invested approximately $22.2 million in other private and public companies and partnerships with perceived high growth potential.

    For the years ended December 31, 1993, 1992 and 1991 El Dorado's pre-tax losses were approximately $3.9 million, $2.6 million and $6.7 million, respectively. At December 31, 1993, El Dorado had total assets of approximately $57.6 million. See "The Company -- Capital Requirements" in this Item for a discussion of restrictions on the Company's ability to make new investments in El Dorado.

                              ITEM 2. PROPERTIES

    APS' present generating facilities have an accredited capacity aggregating 4,022,410 kw, comprised as follows:

                                                               Capacity(kw)
                                                               ------------
Coal:
    Units 1, 2, and 3 at Four Corners, aggregating...........       560,000
    15% owned Units 4 and 5 at Four Corners, representing....       222,000
    Units 1, 2, and 3 at Cholla Plant, aggregating...........       590,000
    14% owned Units 1, 2, and 3 at the Navajo Plant,
      representing...........................................       315,000
                                                                -----------
                                                                  1,687,000
                                                                ===========

Gas or Oil:
    Two steam units at Ocotillo, two steam units at Saguaro,
      and one steam unit at Yucca, aggregating...............       468,400(1)
    Eleven combustion turbine units, aggregating.............       500,600
    Three combined cycle units, aggregating..................       253,500
                                                                -----------
                                                                  1,222,500
                                                                ===========

Nuclear:
    29.1% owned or leased Units 1, 2, and 3 at Palo Verde,
      representing...........................................     1,108,710
                                                                ===========
Other........................................................         4,200
                                                                ===========
- ----------
  (1)          West Phoenix steam units (96,300 kw) are currently mothballed.
                                --------------

    APS' peak one-hour demand on its electric system was recorded on August 2, 1993 at 3,802,300 kw, compared to the 1992 peak of 3,796,400 kw recorded on August 17. Taking into account additional capacity then available to it under purchase power contracts as well as its own generating capacity, APS' capability of meeting system demand on August 2, 1993, computed in accordance with accepted industry practices, amounted to 4,505,000 kw, for an installed reserve margin of 16.7%. The power actually available to APS from its resources fluctuates from time to time due in part to planned outages and technical problems. The available capacity from sources actually operable at the time of the 1993 peak amounted to 4,099,500 kw, for a margin of 13.4%.

    NGS and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Tribe. The risk with respect to enforcement of these easements and leases is not deemed by APS to be material. APS is dependent, however, in some measure upon the willingness and ability of the Navajo Tribe to honor its commitments. Certain of APS' transmission lines and almost all of its contracted coal sources are also located on Indian reservations. See "Generating Fuel" in Item 1.

    Operation of each of the three Palo Verde units requires an operating license from the NRC. Full power operating licenses for Units 1, 2, and 3 were issued by the NRC in June 1985, April 1986, and November 1987, respectively. The full power operating licenses, each valid for a period of approximately 40 years, authorize APS, as operating agent for Palo Verde, to operate the three Palo Verde units at full power.

    On August 18, 1986 and December 19, 1986, APS entered into a total of three sale and leaseback transactions under which it sold and leased back approximately 42% of its 29.1% ownership interest in Palo Verde Unit 2. The leases under each of the sale and leaseback transactions have initial lease terms expiring on December 31, 2015. Each of the leases also allows APS to extend the term of the lease and/or to repurchase the leased Unit 2 interest under certain circumstances at fair market value. The leases in the aggregate require annual payments of approximately $40 million through 1999, approximately $46 million in 2000, and approximately $49 million through 2015 (see Note 11 of the Notes to the Consolidated Financial Statements in Item 8).

    See "Water Supply" in Item 1 with respect to matters having possible impact on the operation of certain of APS' power plants, including Palo Verde.

    APS' construction plans are susceptible to changes in forecasts of future demand on its electric system and in its ability to finance its construction program. Although its plans are subject to change, APS does not presently intend to construct any new major baseload generating units for at least the next ten years. Important factors affecting APS' ability to delay the construction of new major generating units are continuing efforts to upgrade and improve the reliability of existing generating stations, system load diversity with other utilities, and continuing efforts in customer demand-side conservation and load management programs.

    In addition to that available from its own generating capacity, APS purchases electricity from other utilities under various arrangements. One of the most important of these is a long-term contract with SRP which may be canceled by SRP on three years' notice and which requires SRP to make available, and APS to pay for, certain amounts of electricity that are based in large part on customer demand within certain areas now served by APS pursuant to a related territorial agreement. APS believes that the prices payable by it under the contract are fair to both parties. The generating capacity available to APS pursuant to the contract was 302,000 kw until May 1993, at which time the capacity increased to 304,000 kw. In 1993, APS received approximately 840,000 MWh of energy under the contract and paid approximately $40 million for capacity availability and energy received.

    In September 1990, APS and PacifiCorp, an Oregon-based utility company, entered into certain agreements relating principally to sales and purchases of electric power and electric utility assets, and in July 1991, after regulatory approvals, APS sold Cholla Unit 4 to PacifiCorp for approximately $230 million. As part of the transaction, PacifiCorp agreed to make a firm system sale to APS for thirty years during APS' summer peak season in the amount of 175 megawatts for the first five years, increasing thereafter, at APS' option, up to a maximum amount equal to the rated capacity of Cholla Unit 4. After the first five years, all or part of the sale may be converted to a one-for-one seasonal capacity exchange. PacifiCorp has the right to purchase from APS up to 125 average megawatts of energy per year for thirty years. PacifiCorp and APS also entered into a 100 megawatt one-for-one seasonal capacity exchange to be effective upon the latter of January 1, 1996 or the completion of certain new transmission projects. In addition, PacifiCorp agreed to pay APS (i) $20 million upon commercial operation of 150 megawatts of peaking capacity constructed by APS and (ii) $19 million in connection with the construction of transmission lines and upgrades that will afford PacifiCorp 150 megawatts of northbound transmission rights. In addition, PacifiCorp secured additional firm transmission capacity of 30 megawatts over APS' system. In 1993, APS received 401,475 MWh of energy from PacifiCorp under these transactions and paid approximately $19 million for capacity availability and the energy received, and PacifiCorp paid approximately $2.7 million for 144,171 MWh.

    See "El Paso Electric Company Bankruptcy" in Note 13 of the Notes to the Consolidated Financial Statements in Item 8 for a discussion of the filing by El Paso Electric Company ("EPEC") of a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. EPEC has a joint ownership interest with APS and others in Palo Verde and Four Corners Units 4 and 5.

    See Notes 6 and 12 of the Notes to the Consolidated Financial Statements in Item 8 with respect to property of APS not held in fee or held subject to any major encumbrance.

    See "SunCor Development Company" and "El Dorado Investment Company" under the heading "Business of Non-Utility Subsidiaries" in Item 1 for a description of properties held by the non-utility subsidiaries of the Company.

GRAPHIC
- -------
MAP OF THE STATE OF ARIZONA SHOWING APS' SERVICE AREA, THE LOCATION OF ITS MAJOR POWER PLANTS AND PRINCIPAL TRANSMISSION LINES, AND THE LOCATION OF TRANSMISSION LINES OPERATED BY APS FOR OTHERS. SEE APPENDIX FOR DETAILED DESCRIPTION.

                          ITEM 3. LEGAL PROCEEDINGS

APS

    On June 29, 1990, a new Arizona state tax law was enacted, effective as of December 31, 1989, which adversely impacted APS' earnings in tax years 1990 through 1993 by an aggregate amount of approximately $82 million, before income taxes. On December 20, 1990, the Palo Verde participants, including APS, filed a lawsuit in the Arizona Tax Court, a division of the Maricopa County Superior Court, against the Arizona Department of Revenue, the Treasurer of the State of Arizona, and various Arizona counties, claiming, among other things, that portions of the new tax law are unconstitutional. (Arizona Public Service Company, et al. v. Apache County, et al., No. TX 90-01686 (Consol.), Maricopa County Superior Court). In December 1992, the court granted summary judgment to the taxing authorities, holding that the law is constitutional. APS has appealed this decision to the Arizona Court of Appeals. APS cannot currently predict the ultimate outcome of this matter.

    See "Water Supply" and "Palo Verde Nuclear Generating Station" in Item 1 and "El Paso Electric Company Bankruptcy" in Note 13 of the Notes to the Company's Consolidated Financial Statements in Item 8 in regard to other pending or threatened litigation involving APS.

PINNACLE WEST

    A lawsuit was filed in the United States District Court for the District of Arizona against the Company, its inside directors and certain of its officers on November 7, 1988 and was amended on December 15, 1988 to add the remaining directors and additional substantive claims. As amended, the complaint alleges violations of federal securities laws and Arizona securities, consumer fraud and other state laws in connection with certain actions of the Company and statements made on its behalf relating to the Company's diversification activities, future business prospects and dividends. The Court certified a class consisting of all purchasers of the Company's common stock between April 1, 1987 and October 7, 1988 (the alleged "Class Period"). The complaint sought unspecified compensatory and punitive damages as well as fees and costs.

    On December 20, 1988 a lawsuit was filed in the United States District Court for the District of Arizona against the Company and certain officers and directors, alleging violations of federal securities laws and Arizona securities, consumer fraud and other state laws in connection with certain actions of the Company and statements made on its behalf relating to the Company's diversification activities, future business prospects and dividends. The lawsuit is substantially similar to the lawsuit referenced in the preceding paragraph. The plaintiffs, two individuals who claim to have purchased the Company's common stock between April 1, 1987 and October 7, 1988 (the alleged "Class Period"), requested unspecified compensatory and punitive damages as well as fees and costs. On October 2, 1989, the cases described in this and the preceding paragraph were consolidated.

    On December 15, 1989 a shareholder derivative lawsuit was filed in the United States District Court for the District of Arizona naming the Company's directors as defendants and the Company as nominal defendant. The lawsuit alleges breach of fiduciary duties by the directors in connection with the Company's diversification activities, and further alleges violation of federal securities laws by one director in connection with the sale of MeraBank to the Company in 1986. The plaintiffs requested, on the Company's behalf, unspecified compensatory and punitive damages.

    On April 22, 1991 a lawsuit was filed in the United States District Court for the District of Arizona by the Resolution Trust Corporation (the "RTC") against certain former officers and directors of MeraBank. The suit sought, among other things, damages in excess of $270 million, and alleged negligence, gross negligence, breach of fiduciary duty, breach of duty of loyalty and breach of contract with respect to the management and operation of MeraBank by the defendants beginning in the early 1980s. Although the Company was not a defendant, the Company agreed to advance reasonable attorneys' fees and expenses, in various amounts, to those defendants who served on the MeraBank Board of Directors at the request of the Company. The Company reserved the right to alter the amount of such advances or to terminate them as the case developed, and received undertakings from the persons receiving such advances to repay such amounts in the event that they are ultimately determined not to be entitled to indemnification. The Company has terminated future such advances as to certain of those defendants. In addition, in June and November of 1989 the Company's Board of Directors adopted resolutions whereby the Company agreed to indemnify the non-officer members of the MeraBank Board of Directors against claims brought against such individuals in their capacity as directors of MeraBank, for acts occurring on or after June and November 1989, the effective dates of the indemnification resolutions.

    On December 30, 1993, and as the result of a negotiated settlement, the United States District Court for the District of Arizona entered orders and final judgments (1) dismissing the consolidated shareholder class litigation and shareholder derivative litigation initiated in 1988 and 1989, respectively, and described in the first three paragraphs under this heading and (2) partially dismissing the litigation initiated by the RTC and described in the immediately preceding paragraph. Two non-settling individuals who are pursuing independent claims against the RTC were not dismissed from the RTC litigation and have appealed the settlement. These individuals may attempt to look to the Company, its insurance carriers and others for indemnification of certain costs and damages. The Company believes that it has no obligation with respect to any such costs or damages. The settlement provides for for payments totaling $61.625 million, of which the Company's share is $5.75 million. A litigation reserve previously established by the Company is sufficient to cover the Company's share of the settlement. The balance of the settlement payment will be funded by the Company's insurers.

    On  January  18,  1991  a  lawsuit was filed in the United States District
Court, Southern District of Ohio, Western Division, against, among other parties, the Company and certain of its officers and directors, the Office of Thrift Supervision ("OTS"), the RTC and the Federal Deposit Insurance Corporation ("FDIC"). The amended complaint in this lawsuit alleges that the plaintiff purchased MeraBank subordinated debentures with a face amount of $1 million in 1987 in reliance upon the capital maintenance stipulation executed by the Company as a condition to the Company's acquisition of MeraBank. The plaintiff further alleges that the value of such debentures was impaired because of the Company's release from its purported obligations under the stipulation and the actions of the OTS in placing MeraBank in receivership. See Note 2 of the Notes to the Consolidated Financial Statements in Item 8 for additional information regarding the stipulation. The plaintiff is seeking damages in the approximate amount of $4.8 million. On August 2, 1991 the Ohio court issued an order dismissing the case with prejudice as to the Company and the officer/director defendants for lack of personal jurisdiction. The court also ordered the case dismissed with prejudice as to the OTS, the RTC and the FDIC. On October 1, 1991 the plaintiff appealed the court's order. On February 17, 1993, the United States Court of Appeals for the Sixth Circuit affirmed the entry of summary judgment in favor of the RTC, OTS, and FDIC, but reversed the district court's dismissal in favor of the Company and certain of its officers and directors. The Court of Appeals remanded the case to the district court for a determination of whether plaintiff had adequately pled its claims so that the district court could exercise personal jurisdiction. The district court was further instructed to consider whether the Southern District of Ohio was the proper venue for the suit. On June 8, 1993, the Ohio court ordered this case to be transferred to the District of Arizona. On August 17, 1993, the Company was served with a separate complaint filed by the same plaintiff in the District Court for the District of Arizona alleging claims under the Arizona Racketeering Act and the Arizona Consumer Fraud Act seeking compensatory damages in the amount of $1.2 million plus interest, punitive damages, treble damages, interest, attorneys' fees and costs. The plaintiff has voluntarily dismissed the Arizona Consumer Fraud Act claims; however, the Arizona Racketeering Act claims remain pending. The Company and the individual directors and officers believe that the lawsuit is without merit and will vigorously defend themselves.

    On May 1, 1991, a lawsuit was filed in the United States District Court for the District of Arizona against the Company by another purchaser of the same issue of MeraBank subordinated debentures referred to in the immediately preceding paragraph. This plaintiff also claims to have purchased the debentures, with a face amount of approximately $12.4 million, in reliance upon the stipulation. The suit further alleges that the Company induced the plaintiff to retain its investment in the debentures by representing to the plaintiff that the Company would keep MeraBank capitalized in accordance with federal regulatory requirements. The suit alleges violations of federal and state securities laws, fraud, negligent representation, racketeering and intentional interference with contractual relations. The plaintiff seeks unspecified compensatory and punitive damages and has requested that the compensatory damages be trebled under Arizona's civil racketeering statute. The Company intends to vigorously defend itself in this action.

    On December 22, 1993, Pinnacle West was served with a complaint filed by another purchaser of MeraBank subordinated debentures alleging claims substantially similar to the claims described in the preceding paragraph. The complaint, which was filed in the United States District Court for the District of Arizona, seeks compensation and punitive damages in an unspecified amount plus attorneys' fees and costs. The Company intends to vigorously defend itself in this action.

                      ITEM 4. SUBMISSION OF MATTERS TO A
                           VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

           SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers are as follows:

                       AGE AT
NAME                MARCH 1, 1994       POSITION(S) AT MARCH 1, 1994
- ----                -------------       ----------------------------
Michael S. Ash           40        Corporate Counsel
Arlyn J. Larson          59        Vice President of Corporate
                                     Planning and Development
Nancy E. Newquist        42        Vice President and Treasurer
Henry B. Sargent         59        Executive Vice President and
                                     Chief Financial Officer(1)
Richard Snell            63        Chairman of the Board of Directors,
                                     President and Chief Executive Officer(1)
Faye Widenmann           45        Vice President of Corporate Relations
                                     and Administration and Secretary

- ----------
  (1)          Member of the Board of Directors.

    The executive officers of the Company are elected no less often than annually and may be removed by the Board of Directors at any time. The terms served by the named officers in their current positions and the principal occupations (in addition to those stated in the table) of such officers for the past five years have been as follows:

    Mr. Ash was elected Corporate Counsel of the Company in February 1991. He previously held the positions of Legal Counsel to the Company (December 1986 to February 1991) and Attorney in the APS Law Department (July 1983 to September 1985).

    Mr. Larson was elected Vice President, Corporate Planning and Development in July 1986.

    Ms. Newquist was elected Treasurer in June 1990 and as a Vice President in February 1994. Ms. Newquist also serves as Treasurer of APS, a position she was elected to in June 1993 after serving as Assistant Treasurer of APS since October 1992. From May 1987 to June 1990, Ms. Newquist served as the Company's Director of Finance.

    Mr. Sargent was elected Executive Vice President and Chief Financial Officer of the Company in April 1985. Mr. Sargent was Executive Vice President and Chief Financial Officer of APS from September 1981 until July 1986. He is also a director of Magma Copper Company, Tucson, Arizona.

    Mr. Snell was elected Chairman of the Board, President and Chief Executive Officer of the Company effective February 5, 1990. He was also elected Chairman of the Board of APS effective the same date. Previously, he was Chairman of the Board (1989-1992) and Chief Executive Officer (1989-1990) of Aztar Corporation, and Chairman of the Board, President and Chief Executive Officer of Ramada Inc., Phoenix, Arizona (1981-1989). Mr. Snell remains a director of Aztar Corporation and is also a director of Bank One Arizona Corporation, Phoenix, Arizona.

    Ms. Widenmann was elected Secretary of the Company in 1985 and Vice President of Corporate Relations and Administration in November 1986. She was Secretary of APS from June 1983 until April 1987.

                                   PART II

                    ITEM 5. MARKET FOR REGISTRANT'S COMMON
                    EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is publicly held and is traded on the New York and Pacific Stock Exchanges. At the close of business on March 14, 1994, the Company's common stock was held of record by approximately 59,795 shareholders.

    The chart below sets forth the common stock price ranges on the composite tape, as reported in the Wall Street Journal for 1993 and 1992. There were no dividends declared or paid on or in respect of the Company's common stock during 1992 and the first three quarters of 1993. A dividend of $.20 per share was declared and paid on the Company's common stock during the fourth quarter of 1993.

                          COMMON STOCK PRICE RANGES
- ------------------------------------------------------------------------------

         1992            HIGH      LOW
- -------------------------------------------
  1st Quarter           18 1/4     16 3/4
  2nd Quarter           18 3/8     16 7/8
  3rd Quarter           20         17 7/8
  4th Quarter           20 1/2     19 1/8
- -------------------------------------------
         1993
- -------------------------------------------
  1st Quarter           21 3/4     19 5/8
  2nd Quarter           23 1/2     20 7/8
  3rd Quarter           25 1/4     23 1/8
  4th Quarter           24 3/8     20 3/8
- -------------------------------------------

                 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                      1993            1992                1991                1990            1989
                                 --------------  --------------  ----------------------  --------------  ---------------
OPERATING RESULTS
Operating revenues
  Electric                       $    1,686,290  $    1,669,679  $     1,515,289         $    1,508,325  $     1,447,154
  Provision for rate refund                  --              --          (53,436)                    --               --
  Real estate                            32,248          19,959           12,697                 81,264           44,492

Income (loss) from continuing
  operations                     $      169,978  $      150,440  $      (340,317)   (a)  $       70,208  $       124,553
Income (loss) from discontinued
  operations -- net of tax (b)               --           6,000          153,455                 27,125         (675,968)
Cumulative effect of change in
  accounting for income taxes (c)        19,252              --               --                     --               --
                                 --------------  --------------  ----------------------  --------------  ---------------
      Net income (loss)          $      189,230  $      156,440  $      (186,862)        $       97,333  $      (551,415)
                                 ==============  ==============  ======================  ==============  ===============

COMMON STOCK DATA

Book value per share -- year-
  end                            $        18.87  $        17.00  $         15.23         $        17.40  $         16.31

Earnings (loss) per average
  common share outstanding
    Continuing operations        $         1.95  $         1.73  $         (3.91)        $         0.81  $          1.44
    Discontinued operations                  --            0.07             1.76                   0.31            (7.80)
    Accounting change                      0.22              --               --                     --               --
                                 --------------  --------------  ----------------------  --------------  ---------------
      Total                      $         2.17  $         1.80  $         (2.15)        $         1.12  $         (6.36)
                                 ==============  ==============  ======================  ==============  ===============

Dividends declared per share                     $               $                       $
  (d)                            $         0.20              --               --                     --  $          0.80

Common shares outstanding
    Year-end                         87,423,817      87,161,872       87,009,974             86,873,174       86,723,774
    Average                          87,241,899      87,044,180       86,937,052             86,769,924       86,720,747

TOTAL ASSETS                     $    6,956,799  $    6,270,476  $     6,147,639         $    6,793,755  $     6,791,748
                                 ==============  ==============  ======================  ==============  ===============

LIABILITIES AND EQUITY

Long-term debt less current
  maturities                     $    2,633,620      $2,774,305  $     2,996,910         $    3,218,168  $     3,423,686
Other liabilities                     2,282,508       1,620,250        1,429,488              1,702,628        1,581,148
                                 --------------  --------------  ----------------------  --------------  ---------------
      Total liabilities               4,916,128       4,394,555        4,426,398              4,920,796        5,004,834

Minority interests
  Non-redeemable preferred
    stock of APS                        193,561         168,561          168,561                168,561          168,561
  Redeemable preferred stock of
    APS                                 197,610         225,635          227,278                192,453          204,021

Common stock equity                   1,649,500       1,481,725        1,325,402              1,511,945        1,414,332
                                 --------------  --------------  ----------------------  --------------  ---------------
      Total liabilities and
        equity                   $    6,956,799  $    6,270,476  $     6,147,639         $    6,793,755  $     6,791,748
                                 ==============  ==============  ======================  ==============  ===============
- ----------
  (a)          Includes  approximately   $407  million  of  write-offs  and  adjustments, net of  income tax, related to Palo Verde, See Note 3 of Notes to the Consolidated Financial Statements in Item 8.

  (b)          Results of MeraBank, a Federal Savings Bank, and  Malapai Resources Company, a  uranium mining company, are classified as discontinued operations  in the consolidated  financial statements.
               See Note 2 of Notes to the Consolidated Financial Statements in Item 8.

  (c)          Results  of the adoption of Statement of Financial  Accounting Standards  No. 109, "Accounting
               for Income Taxes." See Note 4 of Notes to the Consolidated Financial Statements in Item 8.

  (d)          On  October  20,  1993,  the Pinnacle West Board of  Directors restored  a quarterly dividend, which was previously suspended in October, 1989.


          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

    The following discussion relates to Pinnacle West Capital Corporation (the "Company" or "Pinnacle West") and its subsidiaries: Arizona Public Service Company ("APS"), SunCor Development Company ("SunCor") and El Dorado Investment Company ("El Dorado"). The discussion also relates to the discontinued operations of MeraBank, A Federal Savings Bank ("MeraBank").

CAPITAL NEEDS AND RESOURCES

Parent Company

    During the past three years, Pinnacle West's primary cash needs were for the payment of interest and prepayment of principal on its long-term debt (see
Note 6 of Notes to Consolidated Financial Statements). Additional cash needs in 1993 were related to the fourth quarter restoration of common stock dividends.

    Dividends from APS have been Pinnacle West's primary source of cash. Tax allocations within the consolidated group and net operating loss carryforwards associated with MeraBank have also been sources of cash.

    The non-utility subsidiaries (SunCor and El Dorado) are also expected to contribute to Pinnacle West's cash flow.

    Pinnacle West prepaid substantial amounts of its parent-level debt in each of the last three years. Management expects Pinnacle West to have sufficient cash flow available for mandatory and optional debt repayments to allow parent company debt to be reduced from $564 million at the end of 1993 to approximately $300 million by year-end 1995.

    At the end of 1993, Pinnacle West had a $40 million liquidity facility as summarized in Note 5 of Notes to Consolidated Financial Statements; no borrowings were outstanding thereunder.

APS

    APS' capital needs consist primarily of construction expenditures and required repayments or redemptions of long-term debt and preferred stock. The capital resources available to meet these requirements include funds provided by operations and external financings.

    Present construction plans exclude any major baseload generating plants for at least the next ten years. In general, most of the construction expenditures are for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities, and environmental purposes. Construction expenditures are anticipated to be $279 million, $302 million and $293 million for 1994, 1995 and 1996, respectively. These amounts include nuclear fuel expenditures, but exclude capitalized property taxes and capitalized interest costs.

    In   the  1991  through  1993  period,  APS  funded  all  of  its  capital expenditures (construction expenditures and capitalized property taxes) with internally generated funds, after the payment of dividends. For the period 1994 through 1996, APS estimates that it will fund substantially all of its capital expenditures with internally generated funds, after the payment of dividends.

    During 1993, APS redeemed or repurchased approximately $637 million of long-term debt and preferred stock, of which approximately $527 million was optional. Refunding obligations for preferred stock, long-term debt, a capitalized lease obligation, and certain anticipated early redemptions are expected to total approximately $187 million, $135 million and $4 million for the years 1994, 1995 and 1996, respectively.

    APS currently expects to issue in 1994 a total of approximately $125 million of long-term debt (primarily first mortgage bonds) and approximately $125 million of preferred stock. Of this, APS issued on March 2, 1994, $100 million of its First Mortgage Bonds, 6 5/8% series due 2004, and applied the net proceeds to the repayment of short-term debt that had been incurred for the redemption of preferred stock and for general corporate purposes. APS expects that substantially all of the net proceeds of the balance of the securities to be issued during 1994 will be used for the retirement of outstanding debt and preferred stock. On March 1, 1994, APS redeemed all of the outstanding shares of its $8.80 Cumulative Preferred Stock, Series K ($100 Par Value) in the amount of $14.21 million. As of April 4, 1994, APS will be redeeming all $60.264 million of its outstanding First Mortgage Bonds, 10 3/4% Series due 2019.

    Provisions in APS' mortgage bond indenture and articles of incorporation require certain coverage ratios to be met before APS can issue additional first mortgage bonds or preferred stock. In addition, the mortgage bond indenture limits the amount of additional bonds which may be issued to a percentage of net property additions, to property previously pledged as security for certain bonds that have been redeemed or retired, and/or to cash deposited with the mortgage bond trustee. After giving effect to the transactions described in the preceding paragraph, as of December 31, 1993, APS estimates that the mortgage bond indenture and the articles of incorporation would have allowed it to issue up to approximately $1.2 billion and $986 million of additional first mortgage bonds and preferred stock, respectively.

    The Arizona Corporation Commission (the "ACC") has authority over APS with respect to the issuance of long-term debt and equity securities. Existing ACC orders allow APS to have up to approximately $2.6 billion in long-term debt and approximately $501 million of preferred stock outstanding at any one time.

    Management does not expect any of the foregoing restrictions to limit APS' ability to meet its capital requirements.

    As of December 31, 1993, APS had credit commitments from various banks totalling approximately $302 million, which were available either to support the issuance of commercial paper or to be used for bank borrowings. Commercial paper borrowings totalling $148 million were outstanding at the end of 1993.

Non-Utility Subsidiaries

    During the past three years, the non-utility subsidiaries generally financed all of their operations through cash flow from operations and financings that did not involve Pinnacle West.

    SunCor's capital needs consist primarily of construction expenditures, which are expected to approximate $33 million, $18 million and $14 million for 1994, 1995 and 1996, respectively. Capital resources available to meet these requirements include funds provided by operations and external financings.

    On March 2, 1994, SunCor issued $25 million of Collateralized Mortgage Bonds, due in 2004. The bonds are secured by specified parcels of real property and bear variable interest based on London Interbank Offered Rate (LIBOR). Simultaneously, $6 million of 12% debt due in 1997 was prepaid.

    Management expects El Dorado's internal cash flows to be sufficient to fund its operations for the foreseeable future.

RESULTS OF OPERATIONS

1993 Compared to 1992

    Pinnacle West reported income from continuing operations of $170.0 million in 1993 compared to $150.4 million in 1992, for an increase of $19.6 million. The primary factor contributing to this increase was lower interest expense. Interest costs in 1993 were $22.5 million lower than 1992 due to refinancing debt at lower rates, lower average debt balances and lower interest rates on APS' variable-rate debt. Partially offsetting the lower interest expense were increased taxes and higher utility operating expenses.

    Electric operating revenues were up $16.6 million in 1993 on sales volumes of 20.1 million megawatt-hours (MWh) compared to 20.6 million MWh in 1992. Although revenues increased $45.3 million due to growth in the residential and business customer classes, these increases were largely offset by milder than normal weather and reduced interchange sales to other utilities.

    Fuel and purchased power costs increased $15.5 million in 1993 due to Palo Verde outages and reduced power operations (see Note 13 of Notes to Consolidated Financial Statements). Partially offsetting the $15.5 million were miscellaneous items resulting in a net increase of $13.3 million over 1992. These increases are reflected currently in earnings because APS does not have a fuel adjustment clause as part of its retail rate structure. The net result of electric operating revenues less fuel and purchased power expense was an increase of $3.3 million comparing 1993 to 1992.

    In 1993, utility operations expense increased $11.8 million over 1992 levels primarily due to the implementation of new accounting standards for postemployment benefits and postretirement benefits other than pensions, which added $17 million to expense in 1993 (see Note 9 of Notes to Consolidated Financial Statements). Partially offsetting these factors were lower power plant operating costs, lower rent expense and lower costs for an employee gainsharing plan.

    Real estate operating revenues and operating expenses were up $12.3 million and $10.9 million, respectively, in 1993 due to increased sales of residential lots.

1992 Compared to 1991

    Income from continuing operations in 1992 was $150.4 million compared to a loss in 1991 of $340.3 million. This was primarily due to the after-tax write-offs of $407 million in 1991 resulting from a rate case settlement with the ACC (see "Rate Case Settlement" in Note 3 of Notes to Consolidated Financial Statements). Excluding the effects of the write-offs, income from continuing operations increased by $83.7 million in 1992 as a result of several factors, including higher revenues, lower interest costs and lower utility operations expenses. Partially offsetting these factors were higher fuel and purchased power costs and higher utility maintenance expenses.

    Electric operating revenues were up $154.4 million during 1992 on sales volumes of 20.6 million MWh compared to 20.0 million MWh in 1991. The volume increase of $48.6 million was largely due to growth in residential and business customer classes and increased sales due to more normal weather as compared to 1991. A price-related increase of $85.9 million was largely due to an increase in retail base rates effective December 6, 1991 and a higher average price for interchange sales to other utilities. Also contributing to the increase in 1992 was a $19.9 million reversal of a non-cash refund obligation recorded in December, 1991 (see Note 3 of Notes to Consolidated Financial Statements).

    Real estate revenues increased in 1992 primarily due to the sale of a golf course.

    Interest costs were $47.8 million lower in 1992 as compared to 1991 due to lower average debt balances, lower interest rates on APS' variable-rate debt and lower interest rates on refinanced debt.

    Fuel expenses increased in 1992 over 1991 by $13.4 million as a result of increased generation due to increased retail and interchange sales, and increased gas prices. These increases were partially offset by lower prices for coal and uranium. The increase in the purchased power component of fuel expenses was due to favorable market prices.

    Utility operations costs were $15.3 million lower in 1992 as compared to 1991 primarily due to lower operating costs at Palo Verde, lower fossil plant overhaul costs and other miscellaneous cost reductions. Partially offsetting these were an obligation recorded for an employee gainsharing plan and higher nuclear refueling outage costs.

Non-Cash Income

    Net income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including Allowance for Funds Used During Construction (AFUDC), accretion income on Palo Verde Unit 3 and the reversal of a refund obligation related to the Palo Verde write-off (see "Consolidated Statements of Cash Flows" and Note 3 of Notes to Consolidated Financial Statements). APS recorded after-tax accretion income of $45.3 million, $40.7 million and $3.2 million in 1993, 1992 and 1991, respectively. APS also recorded refund obligation reversals in electric operating revenues of $12.9 million after tax in each of the years 1993 and 1992 and $0.9 million in 1991. APS will record after-tax accretion income and refund obligation reversals of $20.3 million and $5.6 million, respectively, through June 5, 1994.

Palo Verde Nuclear Generating Station

    As APS continues its investigation and analysis of the Palo Verde steam generators, certain corrective actions are being taken. These include chemical cleaning, operating the units at reduced temperatures, and for some periods, operating the units at approximately 86% power. So long as three units are involved in mid-cycle outages and are operated at the 86% level, APS will incur an average of approximately $2 million per month (before income taxes) for additional fuel and purchased power costs. See "Palo Verde Tube Cracks" in
Note 13 of Notes to Consolidated Financial Statements for a more detailed discussion.

Accounting Issues

    Note 4 of Notes to Consolidated Financial Statements describes a new accounting standard for income taxes which required the recognition in 1993 of $19.3 million of state tax benefits related to net operating loss carryforwards.

Discontinued Operations

    Income from discontinued operations of $6.0 million and $153.5 million in 1992 and 1991, respectively, resulted from tax benefits recorded in connection with the MeraBank settlement.


             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      INDEX TO FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES



                                                                        Page
                                                                    ----------
Report of Management..............................................       25

Independent Auditors' Report......................................       26

Statements of Income for each of the three years in the period
  ended December 31, 1993.........................................       27

Balance Sheets -- December 31, 1993 and 1992......................     28, 29

Statements of Cash Flows for each of the three years in the period
  ended December 31, 1993.........................................       30

Statements of Retained Earnings for each of the three years in the
  period ended December 31, 1993..................................       31

Notes to Financial Statements.....................................       32

Financial Statement Schedules for each of the three years in the period ended December 31, 1993

    Schedule V -- Property, Plant and Equipment..................        50

    Schedule VI -- Accumulated Depreciation, Depletion and
      Amortization of Property, Plant and Equipment..............        53

    Schedule VIII -- Valuation and Qualifying Accounts for the
      years ended December 31, 1993, 1992 and 1991...............        56

    Schedule IX -- Short-Term Borrowings.........................        57


    See Note 14 of Notes to Consolidated Financial Statements for the selected quarterly financial data required to be presented in this Item.

REPORT OF MANAGEMENT

    The primary responsibility for the integrity of the Company's financial information rests with management, which has prepared the accompanying financial statements and related information. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances, based on managements best estimates and judgments and giving due consideration to materiality. These financial statements have been audited by independent auditors and their report is included.

    Management maintains and relies upon systems of internal accounting controls, which are periodically reviewed by both the Company's internal auditors and its independent auditors to test for compliance. Reports issued by the internal auditors are released to management, and such reports, or summaries thereof, are transmitted to the Audit Committee of the Board of Directors and the independent auditors on a timely basis.

    The Audit Committee, composed solely of outside directors, meets periodically with the internal auditors and independent auditors (as well as management) to review the work of each. The internal auditors and independent auditors have free access to the Audit Committee, without management present, to discuss the results of their audit work.

    Management believes that the Company's systems, policies and procedures provide reasonable assurance that operations are conducted in conformity with the law and with management's commitment to a high standard of business conduct.

Richard Snell                                        Henry B. Sargent
Chairman & President                                 Executive Vice President
                                                     & Chief Financial Officer

<AUDIT-REPORT>
                         INDEPENDENT AUDITORS' REPORT

    We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and its subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at
Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle West Capital Corporation and its subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

    As discussed in Note 4 of Notes to Consolidated Financial Statements, the Company changed its method of accounting for income taxes effective January 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.

Deloitte & Touche
Phoenix, Arizona
February 21, 1994
</AUDIT-REPORT>

                      PINNACLE WEST CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              YEAR ENDED DECEMBER 31,
                                     -----------------------------------------
                                         1993           1992          1991
                                     -------------  ------------  ------------
Operating Revenues
  Electric.........................  $   1,686,290  $  1,669,679  $  1,515,289
  Provision for rate refund
    (Note 3).......................             --            --       (53,436)
  Real estate......................         32,248        19,959        12,697
                                     -------------  ------------  ------------
      Total........................      1,718,538     1,689,638     1,474,550
                                     -------------  ------------  ------------
Fuel Expenses
  Fuel for electric generation.....        231,434       230,194       223,983
  Purchased power..................         69,112        57,007        49,788
                                     -------------  ------------  ------------
      Total........................        300,546       287,201       273,771
                                     -------------  ------------  ------------
Operating Expenses
  Utility operations and
    maintenance....................        401,216       390,512       401,736
  Real estate operations...........         38,220        27,309        25,482
  Depreciation and amortization....        223,558       220,076       219,010
  Taxes other than income taxes
    (Note 11)......................        222,345       217,063       215,541
  Palo Verde cost deferral
    (Notes 1 and 3)................             --            --       (70,886)
  Disallowed Palo Verde costs
    (Note 3).......................             --            --       577,145
                                     -------------  ------------  ------------
      Total........................        885,339       854,960     1,368,028
                                     -------------  ------------  ------------
Operating Income (Loss)............        532,653       547,477      (167,249)
                                     -------------  ------------  ------------
Other Income (Deductions)
  Allowance for equity funds used
    during construction (Note 1)...          2,326         3,103         3,902
  Palo Verde cost deferral
    (Notes 1 and 3)................             --            --        63,068
  Palo Verde accretion income
    (Note 3).......................         74,880        67,421         5,306
  Interest on long-term debt.......       (245,961)     (272,240)     (316,282)
  Other interest...................        (16,505)      (12,718)      (16,447)
  Allowance for borrowed funds used
    during construction (Note 1)...          4,153         4,492         6,636
  Preferred stock dividend
    requirements of APS............        (30,840)      (32,452)      (33,404)
  Other -- net.....................         (2,282)      (13,045)      (31,463)
                                     -------------  ------------  ------------
      Total........................       (214,229)     (255,439)     (318,684)
                                     -------------  ------------  ------------
Income (Loss) From Continuing
  Operations
  Before Income Taxes..............        318,424       292,038      (485,933)
Income Tax Expense (Benefit)
  (Note 4).........................        148,446       141,598      (145,616)
                                     -------------  ------------  ------------
Income (Loss) From Continuing
  Operations.......................        169,978       150,440      (340,317)

Income From Discontinued Operations
  (Note 2).........................             --         6,000       153,455
Cumulative Effect of Change in
  Accounting for Income Taxes......         19,252            --            --
                                     -------------  ------------  ------------
Net Income (Loss)..................  $     189,230  $    156,440  $   (186,862)
                                     =============  ============  ============
Average Common Shares Outstanding..     87,241,899    87,044,180    86,937,052
Earnings (Loss) Per Average Common
  Share Outstanding
    Continuing operations..........  $        1.95  $       1.73  $      (3.91)
    Discontinued operations........             --          0.07          1.76
    Accounting change..............           0.22            --            --
                                     -------------  ------------  ------------
      Total........................  $        2.17  $       1.80  $      (2.15)
                                     =============  ============  ============

Dividends Declared Per Share.......  $        0.20  $         --  $         --
                                     =============  ============  ============

See Notes to Consolidated Financial Statements.

                      PINNACLE WEST CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF INCOME
                            (THOUSANDS OF DOLLARS)

                                                             DECEMBER 31,
                                                        ----------------------
                                                           1993        1992
                                                        ----------  ----------
ASSETS
Current Assets
  Cash and cash equivalents...........................  $   52,127  $   87,926
  Customer and other receivables -- net...............     126,343     157,433
  Accrued utility revenues (Note 1)...................      60,356      51,517
  Materials and supplies (at average cost)............      96,174      95,978
  Fossil fuel (at average cost).......................      34,220      36,668
  Other current assets................................      13,782       8,000
  Deferred income taxes (Note 4)......................     100,234     105,348
                                                        ----------  ----------
    Total current assets..............................     483,236     542,870
                                                        ----------  ----------
Investments and Other Assets
  Real estate investments -- net......................     402,873     394,527
  Other assets........................................     136,074     142,309
                                                        ----------  ----------
    Total investments and other assets................     538,947     536,836
                                                        ----------  ----------
Utility Plant (Notes 6, 11 and 12)
  Electric plant in service, including nuclear fuel...   6,462,589   6,335,327
  Construction work in progress.......................     197,556     162,168
                                                        ----------  ----------
    Total utility plant...............................   6,660,145   6,497,495
  Less accumulated depreciation and amortization......   2,058,895   1,973,698
                                                        ----------  ----------
    Net utility plant.................................   4,601,250   4,523,797
                                                        ----------  ----------
Deferred Debits
  Regulatory asset for income taxes (Note 4)..........     585,294          --
  Palo Verde Unit 3 cost deferral (Notes 1 and 3).....     301,748     310,908
  Palo Verde Unit 2 cost deferral (Note 1)............     177,998     184,061
  Other deferred debits...............................     268,326     172,004
                                                        ----------  ----------
    Total deferred debits.............................   1,333,366     666,973
                                                        ----------  ----------
Total Assets..........................................  $6,956,799  $6,270,476
                                                        ==========  ==========

See Notes to Consolidated Financial Statements.

                      PINNACLE WEST CAPITAL CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                            (THOUSANDS OF DOLLARS)


                                                            DECEMBER 31,
                                                       -----------------------
                                                          1993        1992
                                                       ----------  -----------
LIABILITIES AND EQUITY
Current Liabilities
  Accounts payable...................................  $   97,489  $   105,718
  Accrued taxes......................................      96,303      117,694
  Accrued interest...................................      57,674       58,579
  Short-term borrowings (Note 5).....................     148,000      195,000
  Current maturities of long-term debt (Note 6)......      78,841       94,217
  Other current liabilities..........................      60,845       78,909
                                                       ----------  -----------
    Total current liabilities........................     539,152      650,117
                                                       ----------  -----------
Non-Current Liabilities
  Long-term debt less current maturities (Note 6)....   2,633,620    2,774,305
  Other liabilities..................................       8,246        9,449
                                                       ----------  -----------
    Total non-current liabilities....................   2,641,866    2,783,754
                                                       ----------  -----------
Deferred Credits and Other
  Deferred income taxes (Note 4).....................   1,278,673      578,020
  Deferred investment tax credit.....................     127,331      133,359
  Unamortized gain -- sale of utility plant..........     107,344      116,167
  Other deferred credits.............................     221,762      133,138
                                                       ----------  -----------
    Total deferred credits and other.................   1,735,110      960,684
                                                       ----------  -----------
Commitments and Contingencies (Note 13)

Minority Interests
  Non-redeemable preferred stock of APS (Note 7).....     193,561      168,561
                                                       ----------  -----------
  Redeemable preferred stock of APS (Note 7).........     197,610      225,635
                                                       ----------  -----------
Common Stock Equity (Note 8)
  Common stock, no par value; authorized 150,000,000
    shares; issued and outstanding 87,423,817 in 1993
    and 87,161,872 in 1992...........................   1,642,783    1,646,772
  Retained earnings (deficit)........................       6,717     (165,047)
                                                       ----------  -----------
    Total common stock equity........................   1,649,500    1,481,725
                                                       ----------  -----------
Total Liabilities and Equity.........................  $6,956,799   $6,270,476
                                                       ==========  ===========

                      PINNACLE WEST CAPITAL CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)

                                               YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                            1993         1992         1991
                                        ------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES (Note 1)
Income (loss) from continuing
  operations..........................  $    169,978  $   150,440  $  (340,317)
Items not requiring cash
  Depreciation and amortization.......       258,562      259,637      268,153
  Deferred income taxes -- net........       139,725       84,146     (128,863)
  Palo Verde cost deferral (Notes 1
    and 3)............................            --           --     (133,954)
  Provision for rate refund -- net
    (Note 3)..........................       (21,374)     (21,374)      52,057
  Disallowed Palo Verde costs (Note 3)            --           --      577,145
  Palo Verde accretion income (Note 3)       (74,880)     (67,421)      (5,306)
  Other -- net........................          (168)      (1,829)      (4,235)
Changes in current assets and
  liabilities
  Accounts receivable -- net..........        31,090      (31,715)      18,006
  Accrued utility revenues............        (8,839)      (7,055)       1,004
  Materials, supplies and fossil fuel.         2,252        5,094       (8,490)
  Other current assets................        (5,782)       2,042         (478)
  Accounts payable....................       (27,196)       9,547       18,866
  Accrued taxes.......................       (21,391)      45,962      (18,902)
  Accrued interest....................          (905)     (16,593)      (3,588)
  Other current liabilities...........       (18,408)     (16,549)       3,364
  Additions to real estate............       (29,290)     (12,647)     (18,593)
  Sales of real estate................        21,396       14,622        7,787
  Other -- net........................        34,292        5,973        4,407
                                        ------------  -----------  -----------
Net Cash Flow Provided By Operating
  Activities..........................       449,062      402,280      288,063
                                        ------------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures..................      (234,944)    (224,419)    (182,687)
Allowance for equity funds used during
  construction........................         2,326        3,103        3,902
Sale of property (Note 3).............            89        5,480      233,875
Other -- net..........................         1,609       (6,555)      (2,630)
                                        ------------  -----------  -----------
Net Cash Flow Provided By (Used For)
  Investing Activities................      (230,920)    (222,391)      52,460
                                        ------------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt............       535,893      649,165      485,844
Issuance of preferred stock...........        72,644       24,781       49,375
Short-term borrowings -- net..........       (47,000)     195,000     (159,000)
Dividends paid on common stock........       (17,466)          --           --
Repayment of long-term debt...........      (711,241)  (1,109,181)    (593,252)
Repayment of preferred stock..........       (78,663)     (27,850)     (15,175)
Other -- net..........................        (8,108)       2,407        6,042
                                        ------------  -----------  -----------
Net Cash Flow Used For Financing
  Activities..........................      (253,941)    (265,678)    (226,166)
                                        ------------  -----------  -----------

Net Cash Flow.........................       (35,799)     (85,789)     114,357

Cash and Cash Equivalents at Beginning
  of Year.............................        87,926      173,715       59,358
                                        ------------  -----------  -----------
Cash and Cash Equivalents at End of
  Year................................  $     52,127  $    87,926  $   173,715
                                        ============  ===========  ===========

See Notes to Consolidated Financial Statements.

                      PINNACLE WEST CAPITAL CORPORATION

                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                            (THOUSANDS OF DOLLARS)

                                                 YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                              1993         1992        1991
                                           -----------  ----------  ----------
Retained Earnings (Deficit) at Beginning
  of Year................................  $  (165,047) $ (321,487) $ (134,625)
Net Income (Loss)........................      189,230     156,440    (186,862)
Common Stock Dividends...................      (17,466)         --          --
                                           -----------  ----------  ----------
Retained Earnings (Deficit) at End of
  Year...................................  $     6,717  $ (165,047) $ (321,487)
                                           ===========  ==========  ==========

                      PINNACLE WEST CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A. CONSOLIDATION


    The consolidated financial statements include the accounts of Pinnacle West Capital Corporation and its subsidiaries: Arizona Public Service Company, an electric utility; SunCor Development Company, a real estate development company; and El Dorado Investment Company, a venture capital firm. Certain prior year balances have been reclassified to conform to the 1993 presentation.

    B. UTILITY PLANT AND DEPRECIATION


    Utility plant represents the buildings, equipment and other facilities used to provide electric service. The cost of utility plant includes labor, material, contract services and other related items and an allowance for funds used during construction. The cost of retired depreciable utility plant, plus removal costs less salvage realized, is charged to accumulated depreciation.

    Depreciation on utility property is provided on a straight-line basis. The applicable rates for 1991 through 1993 ranged from 0.84% to 15.00%, which resulted in annual composite rates of 3.37%. Depreciation and amortization of non-utility property and equipment are provided over the estimated useful lives of the related assets, ranging from 3 to 33.3 years.

    C. REVENUES


    Electric operating revenues are recognized on the accrual basis and include estimated amounts for service rendered but unbilled at the end of each accounting period.

    D. ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION


    AFUDC represents the cost of debt and equity funds used to finance construction of utility plant. Plant construction costs, including AFUDC, are recovered in authorized rates through depreciation when completed projects are placed into commercial operation. AFUDC does not represent current cash earnings.

    AFUDC has been calculated using composite rates of 7.20% for 1993, 10.00% for 1992 and 10.15% for 1991. APS compounds AFUDC semiannually and ceases to accrue AFUDC when construction work is completed and the property is placed in service.

    E. INCOME TAXES


    Pinnacle West and its subsidiaries file a consolidated U.S. income tax return. Provisions for income tax are made by each subsidiary as if separate income tax returns were filed. The difference, if any, between these provisions and consolidated income tax expense is allocated to Pinnacle West. Investment tax credits were deferred and are being amortized to other income over the estimated lives of the related assets as directed by the ACC. In 1993, Pinnacle West adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (see Note 4).

    F. REACQUIRED DEBT COSTS


    APS amortizes gains and losses on reacquired debt over the remaining life of the original debt, consistent with ratemaking.

    G. NUCLEAR FUEL AND DECOMMISSIONING COSTS


    Nuclear fuel is charged to fuel expense using the unit-of-production method under which the number of units of thermal energy produced in the current period is related to the total thermal units expected to be produced over the remaining life of the fuel.

                      PINNACLE WEST CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In 1993, APS recorded $6.5 million for decommissioning expense. Based on the most recent site-specific study to completely remove all facilities, APS expects to record $11.4 million for decommissioning expense in 1994. APS estimates it will cost approximately $2.1 billion ($407 million in 1993 dollars), over a thirteen-year period beginning in 2023, to decommission its 29.1% interest in Palo Verde. Decommissioning costs are charged to expense over the respective units operating license term and included in the accumulated depreciation balance until Palo Verde is retired from service.

    As required by the ACC, APS has established external trust accounts into which quarterly deposits are made for decommissioning. As of December 31, 1993, APS has deposited a total of $35.0 million. The trust accounts are included in "Investments and Other Assets" on the Consolidated Balance Sheets and have accumulated a $44.7 million balance at December 31, 1993, including investment earnings.

    H. STATEMENTS OF CASH FLOWS


    Temporary cash investments and marketable securities with an initial maturity of three months or less are considered to be cash equivalents for purposes of the Consolidated Statements of Cash Flows. During 1993, 1992 and 1991, Pinnacle West and its subsidiaries paid interest, net of amounts capitalized, of $243.9 million, $286.4 million and $305.4 million, respectively. Income taxes paid were $45.3 million, $33.8 million and $19.7 million, respectively; and dividends paid on preferred stock of APS were $30.9 million, $32.6 million and $33.1 million, respectively.

    I. PALO VERDE COST DEFERRALS


    As authorized by the ACC, APS deferred operating costs (excluding fuel) and financing costs of Palo Verde Units 2 and 3 from each units commercial operation date until the date each unit was included in a rate order. The deferrals are being amortized and recovered through rates over thirty-five year periods.

2. DISCONTINUED OPERATIONS

    In 1989, a settlement was reached which resolved claims made by certain federal agencies with respect to MeraBank, resulting in a $450 million capital infusion by Pinnacle West into MeraBank. The settlement released Pinnacle West from its purported obligations under a capital maintenance stipulation relating to MeraBank. Because of certain unresolved federal income tax issues, Pinnacle West could not at the time record an income tax benefit related to the loss incurred as a result of the settlement. In January 1992, the Internal Revenue Service issued a ruling which allowed Pinnacle West to deduct, for federal income tax purposes, its remaining investment in MeraBank including the capital infusion. As a result, Pinnacle West recorded income from discontinued operations in 1991 of $153.5 million representing the tax benefit of a federal net operating loss (NOL) carryforward.

    In 1992, Pinnacle West recorded $6 million of income from discontinued operations representing the recognition of a portion of the state NOL carryforward.

3. REGULATORY MATTERS

RATE CASE SETTLEMENT

    In December 1991, APS and the ACC reached a settlement in the retail rate case that had been pending before the ACC since January 1990. The ACC authorized an annual net revenue increase of $66.5 million, or approximately 5.2%. In turn, APS wrote off $577.1 million of costs associated with Palo

                      PINNACLE WEST CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Verde and recorded a refund obligation of $53.4 million. The after-tax impact of these adjustments reduced 1991 net income by $407 million. A discussion of the components of the disallowance follows.

Prudence Audit

    The ACC closed its prudence audit of Palo Verde and APS wrote off $142 million ($101.3 million after tax) of construction costs relating to Palo Verde Units 1, 2 and 3 and $13.3 million ($8.6 million after tax) of deferred costs relating to the prudence audit.

Interim or Temporary Revenues

    The ACC removed the interim and temporary designation on $385 million of revenues collected by APS from 1986 through 1991 that had been previously authorized for Palo Verde Units 1 and 2. APS recorded a refund obligation to customers of $53.4 million ($32.3 million after tax) related to the Palo Verde write-off discussed above. The refund obligation has been used to reduce the amount of annual rate increase granted rather than require specific customer refunds and is being reversed over thirty months beginning December 1991. During 1993, 1992 and 1991 after-tax refund obligation reversals recorded by APS as electric operating revenue were $12.9 million, $12.9 million and $0.9 million, respectively. APS will record $5.6 million after tax in 1994.

Excess Capacity Issue

    The ACC deemed a portion of Palo Verde Unit 3 to be excess capacity and, accordingly, did not recognize the related Unit 3 costs for ratemaking purposes. This action effectively disallows for thirty months a return on approximately $475 million of APS' investment in Unit 3. APS recognized a charge of $181.2 million ($109.5 million after tax), representing the present value of the lost cash flow and to that extent temporarily discounted the carrying value of Unit 3.

    In accordance with generally accepted accounting principles, APS is recording, over the thirty-month period, accretion income on Unit 3 in the aggregate amount of the discount. During 1993, 1992 and 1991 APS recorded after-tax accretion income of $45.3 million, $40.7 million and $3.2 million, respectively. APS will record $20.3 million after tax in 1994.

    In December 1991, APS stopped deferring Unit 3 costs and recorded a $240.6 million ($155.3 million after tax) write-off of Unit 3 cost deferrals due to a portion of Unit 3 being deemed excess capacity. At that time, APS began amortizing to expense and recovering in rates the remaining $320 million balance of the deferrals over a thirty-five year period as approved by the ACC.

Future Retail Rate Increase

    APS agreed not to file a new rate application before December 1993 and the ACC agreed to expedite the processing of a future rate application. APS and the ACC also agreed on an average unit sales price ceiling of 9.585 cents per kilowatt-hour in this future rate application, if filed prior to January 1, 1995. APS' 1993 average unit sales price was approximately 9 cents per kilowatt-hour. This ceiling may be adjusted for the effects of significant changes in laws, regulatory requirements or APS' cost of equity capital. Management believes that the unit sales price ceiling will not adversely impact APS' future earnings and has not yet determined when a rate case may be filed.

Dividend Payments

    APS agreed to limit its annual common stock dividends to Pinnacle West to $170 million through December 1993.

                      PINNACLE WEST CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SALE OF CHOLLA 4

    July 1991, APS sold Unit 4 of the Cholla Power Plant to PacifiCorp for approximately $230 million. The resulting after-tax gain of approximately $20 million was deferred and is being amortized as a reduction to operations expense over a four-year period in accordance with an ACC order. The transaction also provides for transmission access and electrical energy sales and exchanges between APS and PacifiCorp.

4. INCOME TAX EXPENSE

    Effective January 1, 1993, Pinnacle West adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The cumulative effect on prior years of this change in accounting principle resulted in an increase to net income of $19.3 million, due primarily to the recognition of deferred tax benefits relating to state NOL carryforwards of Pinnacle West. As a result of adopting SFAS No. 109, APS recorded additional deferred income taxes related to the equity comoponent of AFUDC; the debt component of AFUDC net-of-tax; and other temporary differences for which deferred income taxes had not been provided. Deferred tax balances were also adjusted for changes in tax rates. The adoption of SFAS No.109 increased deferred income tax liabilities by $585.3 million at December 31, 1993. Historically, the FERC and the ACC have allowed revenues sufficient to pay for these deferred tax liabilities and, in accordance with SFAS No. 109, a regulatory asset was established in a corresponding amount.

    The components of income tax expense (benefit) from continuing operations are as follows:


                                                                   Year Ended December 31,
                                                             1993           1992            1991
                                                         -------------  -------------  --------------
                                                                    (Thousands of Dollars)
Current
  Federal..............................................  $      43,065  $      30,418  $        2,500
  State................................................            816            624              --
                                                         -------------  -------------  --------------
Total current..........................................         43,881         31,042           2,500
                                                         -------------  -------------  --------------
Deferred
  Depreciation -- net..................................         58,844         76,175          58,310
  Palo Verde cost deferral.............................         (5,015)        (5,015)         47,527
  Disallowed Palo Verde costs..........................             --             --        (213,394)
  Refund obligation....................................          8,454          8,454         (21,273)
  Investment tax credit (ITC) -- net...................         (6,028)        (5,574)         (9,275)
  Alternative minimum tax..............................        (53,212)       (40,434)         (2,500)
  Palo Verde start-up costs............................         (1,335)       (28,976)         (1,381)
  Palo Verde accretion income..........................         29,618         26,668           2,168
  NOL and ITC carryforward utilized....................         81,494         81,180              --
  Loss on reacquired debt..............................          4,288         10,266          (1,066)
  Change in federal tax rate...........................         (4,855)            --              --
  Taxes, pension costs and other -- net................         (7,688)       (12,188)         (7,232)
                                                         -------------  -------------  --------------
Total deferred.........................................        104,565        110,556        (148,116)
                                                         -------------  -------------  --------------
Total..................................................  $     148,446  $     141,598  $     (145,616)
                                                         =============  =============  ==============

                      PINNACLE WEST CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Income tax expense (benefit) differed from the amount computed by multiplying income from continuing operations before income taxes by the statutory federal income tax rate due to the following:


                                                  YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                                1993       1992        1991
                                             ----------  ---------  ----------
                                                  (THOUSANDS OF DOLLARS)
Federal income tax expense (benefit) at
  statutory rate (35% in 1993, 34% in 1992
  and 1991)................................  $  111,448  $  99,293  $ (165,217)
Increases (reductions) in tax expense
  resulting from:
  Tax under book depreciation..............      17,671     17,499      21,814
  Palo Verde cost deferral.................          --         --      (4,063)
  Disallowed Palo Verde costs..............          --         --      22,236
  Preferred stock dividends of APS.........      10,794     11,034      11,357
  ITC amortization.........................      (6,002)    (6,124)     (9,275)
  State income tax net of federal income
    tax benefit............................      21,604     21,589     (16,307)
  Change in federal tax rate...............      (4,855)        --          --
  Other....................................      (2,214)    (1,693)     (6,161)
                                             ----------  ---------  ----------
Income tax expense (benefit)...............    $148,446   $141,598  $ (145,616)
                                             ==========  =========  ==========

    The components of the net deferred income tax liability at December 31, 1993, were as follows:


                                                                                  1993
                                                                             ---------------
                                                                              (THOUSANDS OF
                                                                                DOLLARS)
  Deferred tax assets:
    NOL and ITC carryforwards..............................................  $       159,490
    Alternative minimum tax (can be carried forward indefinitely)..........          100,461
    Deferred gain on Palo Verde Unit 2 sale/leaseback......................           66,754
    Other..................................................................          126,905
    Valuation allowance....................................................          (43,818)
                                                                             ---------------
      Total deferred tax assets............................................          409,792
                                                                             ---------------
  Deferred tax liabilities:
    Plant-related..........................................................          751,520
    Income taxes recoverable through future rates -- net...................          585,294
    Palo Verde deferrals...................................................          158,424
    Other..................................................................           92,993
                                                                             ---------------
      Total deferred tax liabilities.......................................        1,588,231
                                                                             ---------------
  Accumulated deferred income taxes -- net.................................  $     1,178,439
                                                                             ===============

    At December 31, 1993, Pinnacle West had federal NOL carryforwards of approximately $304 million which may be used through 2005 and state NOL carryforwards of approximately $218 million which expire in 1994 through 1996. Pinnacle West also had ITC carryforwards of approximately $41 million which expire in 2000 through 2005.

    See Note 2 for tax benefits recorded in connection with discontinued operations.

5. LINES OF CREDIT

                      PINNACLE WEST CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    APS had committed lines of credit with various banks totalling $302 million at December 31, 1993 and 1992 which were available either to support the issuance of commercial paper or to be used for bank borrowings. The commitment fees on these lines were 0.1875% per annum through April 29, 1992 and 0.25% thereafter through December 31, 1993. APS had commercial paper borrowings outstanding of $148 million at December 31, 1993 and bank borrowings of $130 million at December 31, 1992.

    In 1992, APS also had a $70 million letter of credit commercial paper program. Under this program, which expired in November 1993, APS had $65 million of borrowings outstanding at December 31, 1992. The commitment fees for this program were 0.30% per year.

    By Arizona statute, APS' short-term borrowings cannot exceed 7% of its total capitalization without the consent of the ACC.

    Pinnacle West had a liquidity facility of $40 million at December 31, 1993 and $50 million at December 31, 1992. The facility is available for payments of principal and interest on Pinnacle West's outstanding debt with a maximum of $20 million for principal payments. Any borrowings on this facility would be secured by the APS common stock owned by Pinnacle West and would bear interest, at Pinnacle West's option, at rates based on the prime rate or on LIBOR. Pinnacle West pays a 0.3125% commitment fee on the facility based on existing long-term credit ratings. There were no borrowings outstanding under the liquidity facility at December 31, 1993 or 1992.

6. LONG-TERM DEBT

    In January 1990, Pinnacle West restructured the majority of its long-term debt. Pinnacle West granted the affected lenders a security interest in the outstanding common stock of APS and agreed not to incur new debt except to reduce, refinance or prepay existing debt. Pinnacle Wests ability to pay dividends is dependent upon the satisfaction of specified interest coverage ratios. Additionally, cumulative dividend payments for the period April 1, 1990 through any dividend declaration date are limited to 50% of cumulative consolidated net income (as defined) for the same period. As of December 31, 1993, Pinnacle West could have declared dividends of approximately $241 million based on this formula. Pinnacle West's aggregate investments in its existing subsidiaries (excluding APS) and new investments are generally limited to $15 million and $20 million, respectively, until the lenders are repaid. Pinnacle West must maintain certain interest coverage ratios and meet certain funded debt tests. Additionally, Pinnacle West would be required to use the net cash proceeds from the sale of SunCor or El Dorado or substantially all of their assets to repay debt. The following table presents long-term debt outstanding as of December 31, 1993 and 1992.


                      PINNACLE WEST CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                                      December 31,
                      Maturity Dates             Interest Rates                1993                   1992
                    ------------------  --------------------------------  --------------         --------------
                                                                                 (Thousands of Dollars)
APS
First mortgage
  bonds...........       1997-2028               5.5%-13.25%(a)           $    1,729,070         $    1,615,602
Pollution control
  indebtedness....       2009-2015               Adjustable(b)                   369,130                424,330
Revolving credit..          1993          LIBOR plus 0.30% to 0.45%(c)                --                 75,000
Capitalized lease
  obligation......       1994-2001                   7.48%                        29,633    (d)          32,048    (d)
                                                                          ---------------------  --------------
                                                                               2,127,833              2,146,980
                                                                          ---------------------  --------------
PINNACLE WEST
Bank term loans...       1996-1997                8.91-10.56%                    112,663                170,326
Debentures........       1994-2000              11.36-11.61%(e)                  451,029                451,029
Notes payable.....          1997                     10.5%                            --                 94,382
                                                                          ---------------------  --------------
                                                                                 563,692                715,737
                                                                          ---------------------  --------------
SUNCOR
Notes payable.....       1994-1998                    (f)                         20,936                  5,805
                                                                          ---------------------  --------------
Total long-term
  debt............                                                             2,712,461              2,868,522
Less current
  maturities......                                                                78,841                 94,217
                                                                          ---------------------  --------------
Total long-term
  debt less
  current
  maturities......                                                        $    2,633,620         $    2,774,305
                                                                          =====================  ==============
- ----------
  (a)          The weighted-average rate at December 31, 1993 and 1992 was 8.25% and 8.70%, respectively.

  (b)          The  interest  rates at year-end varied from 2.80% to 3.50% for 1993 and from 3.20% to 4.40%
               for 1992.

  (c)          The weighted-average rate at the end of 1992 was 4.41%.

  (d)          Represents  the  present  value of future lease payments (discounted at the interest rate of
               7.48%)  on  a  combined  cycle plant sold and leased back from the independent owner-trustee formed to own the facility. See Note 11.

  (e)          Includes  $310,411,000  of  11.6%  senior  secured debentures at December 31, 1993 and 1992, which  are due in 2000 and are redeemable at the option of Pinnacle West pursuant to a make-
               whole formula related to U.S. Treasuries.

               The balance of $140,618,000 represents senior debentures of which $65,618,000 is due in 1994 with  the  remainder  due in 1995. The weighted-average interest rate was 11.36% at December
               31, 1993.

  (f)          Includes  $8,065,000  of  fixed-rate  notes  with year-end rates from 10.25% to 12% in 1993;
               interest  rates  on the balance vary with the lenders prime rates. The 1992 balance consists of fixed-rate notes bearing interest at 12%.

                      PINNACLE WEST CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Aggregate annual principal payments due on total long-term debt and for sinking fund requirements through 1998 are as follows: 1994, $78,841,000; 1995, $82,625,000; 1996, $43,858,000; 1997, $231,543,000; and 1998,
$110,297,000. See Note 7 for redemption and sinking fund requirements of redeemable preferred stock of APS.

    Substantially all utility plant other than nuclear fuel, transportation equipment and the combined cycle plant, is subject to the lien of the first mortgage bonds. The first mortgage bond indenture includes provisions which would restrict the payment of dividends on APS common stock under certain conditions which did not exist at December 31, 1993.

    Pinnacle West and its subsidiaries incurred interest expense of $264,306,000, $286,347,000 and $333,923,000 in 1993, 1992 and 1991, of which
$1,840,000,   $1,389,000   and   $1,194,000  was  capitalized  in  each  year,
respectively.

    APS had approximately $370 million of variable-rate long-term debt outstanding at December 31, 1993. Changes in interest rates would affect the costs associated with this debt.

7. PREFERRED STOCK OF APS

    Non-redeemable preferred stock is not redeemable except at the option of APS. Redeemable preferred stock is redeemable through sinking fund obligations in addition to being callable by APS. The balances at December 31, 1993 and 1992, of preferred stock of APS are shown below:



                                  Number of Shares                                  Par Value
                   ----------------------------------------------  -----------------------------------------
                                          Outstanding at                              Outstanding at
                                            December 31,                                December 31,
                                     ----------------------------                 --------------------------
                                                                                                                 Call
                                                                                                               Price Per
                     Authorized          1993           1992         Per Share        1993          1992        Share(a)
                   ----------------  -------------  -------------  -------------  ------------  ------------  -----------
                                                                                    (Thousands of Dollars)
NON-REDEEMABLE:
$1.10 preferred          160,000           155,945        155,945  $       25.00  $      3,898  $      3,898  $   27.50
$2.50 preferred          105,000           103,254        103,254          50.00         5,163         5,163      51.00
$2.36 preferred          120,000            40,000         40,000          50.00         2,000         2,000      51.00
$4.35 preferred          150,000            75,000         75,000         100.00         7,500         7,500     102.00
Serial preferred       1,000,000
  $2.40 Series A                           240,000        240,000          50.00        12,000        12,000      50.50
  $2.625 Series C                          240,000        240,000          50.00        12,000        12,000      51.00
  $2.275 Series D                          200,000        200,000          50.00        10,000        10,000      50.50
  $3.25 Series E                           320,000        320,000          50.00        16,000        16,000      51.00
Serial preferred       4,000,000(b)
  $8.32 Series J                                --        500,000         100.00            --        50,000
  Adjustable rate
    Series Q                               500,000        500,000         100.00        50,000        50,000         (c)
Series preferred      10,000,000
  $1.8125 Series W                       3,000,000             --          25.00        75,000            --         (d)
                                     -------------  -------------                 ------------  ------------
Total.............                       4,874,199      2,374,199                 $    193,561  $    168,561
                                     =============  =============                 ============  ============
REDEEMABLE:
Serial preferred:
  $8.80
  $8.80 Series K                           142,100        187,100   $     100.00  $     14,210  $     18,710         (e)
  $11.50 Series R                          284,000        319,250         100.00        28,400        31,925         (f)
  $8.48 Series S                           300,000        500,000         100.00        30,000        50,000         (g)
  $8.50 Series T                           500,000        500,000         100.00        50,000        50,000
  $10.00 Series U                          500,000        500,000         100.00        50,000        50,000
  $7.875 Series V                          250,000        250,000         100.00        25,000        25,000         (h)
                                     -------------  -------------                 ------------  ------------
Total.............                       1,976,100      2,256,350                 $    197,610  $    225,635
                                     =============  =============                 ============  ============
- ----------
  (a)          In each case plus accrued dividends.

  (b)          This  authorization  covers  both  outstanding  non-redeemable  and all redeemable preferred shares.

  (c)          Dividend  rate  adjusted  quarterly  to  2%  below  that  of  certain United States Treasury securities, but in no event less than 6% or greater than 12% per annum. Redeemable at par.

  (d)          Redeemable at par after December 1, 1998.

  (e)          Redeemable at $103 through February 28, 1994 and at $101 thereafter.

  (f)          Redeemable  after  June 1, 1994 at $105.45, declining by a predetermined amount each year to par after June 1, 2003.

  (g)          Redeemable at $102.12 through May 31, 1994, and at par thereafter.

  (h)          Redeemable  at  $107.09  through  May  31, 1994, and thereafter declining by a predetermined amount each year to par after May 31, 2002.

                      PINNACLE WEST CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    If there were to be any arrearage in dividends on any of its preferred stock or in the sinking fund requirements applicable to any of its redeemable preferred stock, APS could not pay dividends on its common stock or acquire any shares thereof for consideration. The combined aggregate amount of preferred stock redemption requirements for the next five years are: 1994, $65,775,000; 1995, $13,525,000; 1996, $13,525,000; 1997, $13,525,000; and
1998, $13,525,000.

    Redeemable preferred stock transactions of APS during each of the three years in the period ended December 31, 1993, are as follows:


                                                         NUMBER OF   PAR VALUE
                                                           SHARES     AMOUNT
                                                         ----------  ---------
                                                             (THOUSANDS OF
                                                               DOLLARS)
Balance, December 31, 1990.............................   1,924,532   $192,453
Issuance
  $10.00 Series U......................................     500,000     50,000
Retirements
  $10.00 Series H......................................     (16,000)    (1,600)
  $8.80 Series K.......................................     (40,275)    (4,027)
  $12.90 Series N......................................     (24,975)    (2,498)
  $11.50 Series R......................................     (70,500)    (7,050)
                                                         ----------  ---------
Balance, December 31, 1991.............................   2,272,782    227,278
Issuance
  $7.875 Series V......................................     250,000     25,000
Retirements
  $10.00 Series H......................................      (8,677)      (868)
  $8.80 Series K.......................................      (4,725)      (472)
  $12.90 Series N......................................    (213,280)   (21,328)
  $11.50 Series R......................................     (39,750)    (3,975)
                                                         ----------  ---------
Balance, December 31, 1992.............................   2,256,350    225,635
Retirements
  $8.80 Series K.......................................     (45,000)    (4,500)
  $11.50 Series R......................................     (35,250)    (3,525)
  $8.48 Series S.......................................    (200,000)   (20,000)
                                                         ----------  ---------
Balance, December 31, 1993.............................   1,976,100  $ 197,610
                                                         ==========  =========


8. COMMON STOCK

    Pinnacle West's common stock issued during each of the three years in the period ended December 31, 1993, is as follows:

                                                       NUMBER OF    PAR VALUE
                                                         SHARES      AMOUNT
                                                       ----------  -----------
Balance, December 31, 1990...........................  86,873,174   $1,646,570
  Common stock issued................................     136,800          319
                                                       ----------  -----------
Balance, December 31, 1991...........................  87,009,974    1,646,889
  Common stock issued................................     151,898         (117)
                                                       ----------  -----------
Balance, December 31, 1992...........................  87,161,872    1,646,772
  Common stock issued................................     261,945       (3,989)
                                                       ----------  -----------
Balance, December 31, 1993...........................  87,423,817   $1,642,783
                                                       ==========  ===========

- ----------
  (a)          Including premiums and expenses of preferred stock issues of APS.

                      PINNACLE WEST CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Pinnacle West Stock Purchase and Dividend Reinvestment Plan provides that any participant may purchase shares of Pinnacle West common stock directly from Pinnacle West.

    Both Pinnacle West and APS have employee savings plans under which contributions by participating employees and contributions by employers could involve the issuance of new shares of Pinnacle West common stock. Contributions made by Pinnacle West and APS to their respective employee retirement plans may also involve one or more such issuances of common stock.

    However, Pinnacle West plans to continue making market purchases of its outstanding stock to meet its needs related to the Stock Purchase and Dividend Reinvestment Plan, the employee savings plans and the employee retirement plans.

    Under the Pinnacle West Stock Option and Incentive Plan, non-qualified stock options (NQSOs), incentive stock options (ISOs) and restricted stock awards may be granted to officers and key employees of Pinnacle West and subsidiaries up to an aggregate of 3 million shares of Pinnacle West common stock. The plan also provides for the granting of stock appreciation rights, performance shares, dividend equivalents or any combination thereof. Another plan provides for the granting of NQSOs to Pinnacle Wests directors up to an aggregate of 500,000 shares of stock. As of December 31, 1993, approximately 333,000 restricted shares, 1,789,000 NQSOs, 10,000 ISOs and 30,000 dividend equivalent shares were outstanding under the plans.

9. PENSION PLANS AND OTHER BENEFITS

Pension plans

    Pinnacle West and its subsidiaries have defined benefit pension plans covering substantially all employees. Benefits are based on years of service and compensation utilizing a final average pay plan benefit formula. The plans are funded on a current basis to the extent deductible under existing tax regulations. Plan assets consist primarily of domestic and international common stocks and bonds and real estate. Pension cost, including administrative cost, for 1993, 1992 and 1991 was approximately $14,267,000, $14,384,000 and $10,913,000, respectively, of which approximately $6,833,000, $4,279,000 and $5,262,000, respectively, was charged to expense; the remainder was either capitalized as a component of construction cost or billed to other owners of facilities for which APS is operating agent.

    The components of net periodic pension costs are as follows:

                                                   1993       1992      1991
                                                 ---------  --------  --------
                                                    (THOUSANDS OF DOLLARS)
Service cost -- benefits earned during the
  period.......................................    $17,051   $17,227   $14,831
Interest cost on projected benefit obligation..     35,046    33,633    31,216
Return on plan assets..........................    (52,026)  (23,225)  (65,262)
Net amortization and deferral..................     13,547   (15,097)   28,924
                                                 ---------  --------  --------
Net consolidated periodic pension cost.........    $13,618   $12,538  $  9,709
                                                 =========  ========  ========


    The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50% in 1993 and 8.25% in 1992. The rate of increase in future compensation levels used was 5.0% in 1993 and 1992. The expected long-term rate of return on assets was 9.5% in 1993 and 1992; in 1994, the company will assume a 9% rate of return.

                      PINNACLE WEST CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    A reconciliation of the funded status of the plan to the amounts recognized in the balance sheet is presented below:

                                                            1993       1992
                                                          ---------  ---------
                                                             (THOUSANDS OF
                                                                DOLLARS)
Plan assets at fair value...............................  $ 421,563  $ 391,827
                                                          ---------  ---------
Less actuarial present value of benefit obligation,
  including vested benefits of $350,812 and $288,456 in
  1993 and 1992, respectively...........................    375,800    309,607
Effect of projected future compensation increases.......    128,797    106,218
                                                          ---------  ---------
Total projected benefit obligation......................    504,597    415,825
                                                          ---------  ---------
Plan assets less than projected benefit obligation......    (83,034)   (23,998)
Plus: Unrecognized net loss from past experience
  different from that assumed...........................     51,551      8,097
      Unrecognized prior service cost...................     14,866     15,893
      Unrecognized net transition asset.................    (39,371)   (42,597)
                                                          ---------  ---------
Accrued pension liability...............................  $ (55,988) $ (42,605)
                                                          =========  =========


    In addition to the defined benefit pension plans described above, Pinnacle West and its subsidiaries also sponsor qualified defined contribution plans. Collectively, these plans cover substantially all employees. The plans provide for employee contributions and partial employer matching contributions after certain eligibility requirements are met. The cost of these plans for 1993, 1992 and 1991 was $6,391,000, $5,404,000 and $2,756,000, of which $3,114,000,
$2,607,000 and $1,392,000 was charged to expense.

Postretirement Plans

    Pinnacle West and its subsidiaries provide medical and life insurance benefits to their retired employees. Employees may become eligible for these retirement benefits based on years of service and age. The retiree medical insurance plan is contributory; the retiree life insurance plan is noncontributory. In accordance with the governing plan documents, the companies retain the right to change or eliminate these benefits.

    During 1993, Pinnacle West adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," which requires that the cost of postretirement benefits be accrued during the years that the employees render service. Prior to 1993, the costs of retiree benefits were recognized as expense when claims were paid. This change had the effect of increasing 1993 retiree benefit costs from approximately $6 million to $35 million; the amount charged to expense increased from approximately $2 million to $17 million for an increase of $15 million including the amortization (over 20 years) of the initial postretirement benefit obligation estimated at January 1, 1993 to be $184 million. Funding is based upon actuarially determined contributions that take tax consequences into account.

    The components of the estimated postretirement benefit costs for 1993 are:

                                                        (THOUSANDS OF DOLLARS)
Service cost -- benefits earned during the period....          $ 9,710
Interest cost on accumulated benefit obligation......           15,755
Net amortization and deferral........................            9,212
                                                               -------
Net consolidated periodic postretirement benefit cost          $34,677
                                                               =======


                      PINNACLE WEST CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    A reconciliation of the funded status of the plan to the amounts recognized in the balance sheet for 1993 is presented below:

  Plan assets at fair value, funded at December 31, 1993..  $   28,154
                                                            ----------
    Less accumulated postretirement benefit obligation:
      Retirees............................................      49,493
      Fully eligible plan participants....................      13,671
      Other active plan participants......................     138,364
                                                            ----------
  Total accumulated postretirement obligation.............     201,528
                                                            ----------
  Plan assets less than accumulated benefit obligation....    (173,374)
  Plus: Unrecognized transition obligation................     175,023
       Unrecognized net gain from past experience
         different from that assumed and from
         from changes in assumptions......................      (2,089)
                                                            ----------
  Accrued postretirement liability included in other
    deferred credits......................................  $     (440)
                                                            ==========
  Principal actuarial assumptions used were:
    Discount rate.........................................        7.50%
    Initial health care cost trend rate under age 65......       12.00%
    Initial health care cost trend rate -- age 65 and over        9.00%
    Ultimate health care cost trend rate
      (reached in the year 2003)..........................        5.50%
    Annual salary increases for life insurance obligation.        5.00%

    Assuming a one percent increase in the health care cost trend rate, the Company's 1993 cost of postretirement benefits other than pensions would increase by $6.9 million and the accumulated benefit obligation as of December 31, 1993 would increase by $40.8 million.

    In 1993, Pinnacle West adopted SFAS No. 112, "Employers Accounting for Postemployment Benefits." The new standard requires a change from a cash method to an accrual method in accounting for benefits (such as long-term disability) provided to former or inactive employees after employment but before retirement. The adoption of this new standard resulted in an increase in 1993 postemployment benefit costs of approximately $2 million.

10. SUPPLEMENTAL INCOME STATEMENT INFORMATION

    Other taxes charged to operations during each of the three years in the period ended December 31, 1993 are as follows:

                                                   1993       1992      1991
                                                 ---------  --------  --------
                                                    (THOUSANDS OF DOLLARS)
Ad valorem.....................................   $124,630  $119,173  $121,936
Sales..........................................     84,901    83,185    80,815
Other..........................................     12,814    14,705    12,790
                                                 ---------  --------  --------
Total other taxes..............................   $222,345  $217,063  $215,541
                                                 =========  ========  ========


11. LEASES

    In 1986, APS entered into sale and leaseback transactions under which it sold approximately 42% of its share of Palo Verde Unit 2. The gain of approximately $140,220,000 has been deferred and is being amortized to expense over the original lease term. The leases are being accounted for as operating leases. The amounts paid each year approximate $40,134,000 through December 1999; $46,285,000 through December 2000; and $48,982,000 through December 2015. Options to renew the leases for two additional years and to purchase the property at fair market value at the end of the lease terms are also included. Lease expense for 1993, 1992 and 1991 was $41,750,000, $45,838,000 and
$45,633,000, respectively.

    APS has a capital lease on a combined cycle plant which it sold and leased back. The lease requires semiannual payments of $2,582,000 through June 2001, and includes renewal and purchase options based on fair market value. This plant is included in electric plant in service at its original cost of $54,405,000; accumulated depreciation at December 31, 1993 was $37,315,000.

    In addition, Pinnacle West and its subsidiaries lease certain land, buildings, equipment and miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates. Rent expense for 1993, 1992 and 1991 was approximately $21,535,000, $26,104,000 and
$28,185,000, respectively. Annual future minimum rental commitments, excluding the Palo Verde and combined cycle leases, through 1998 are as follows: 1994, $22,879,000; 1995, $17,183,000; 1996, $14,146,000; 1997, $14,120,000; and
1998, $14,126,000. Total rental commitments after 1998 are estimated at $198 million.

12. JOINTLY-OWNED FACILITIES

    At December 31, 1993, APS owned interests in the following jointly-owned electric generating and transmission facilities. APS' share of related operating and maintenance expenses is included in utility operations and maintenance.


                                                                                            Construction
                                           Percent          Plant in       Accumulated        Work in
                                         Owned By APS       Service       Depreciation        Progress
                                       ----------------  --------------  ---------------  ----------------
                                                             (Dollars in Thousands)
GENERATING FACILITIES
  Palo Verde Nuclear Generating
    Station -- Units 1 and 3.........          29.1%         $1,825,842         $371,818           $17,995
  Palo Verde Nuclear Generating
    Station -- Unit 2 (See Note 11)..          17.0%            552,798          114,118            17,946
  Four Corners Steam Generating
    Station -- Units 4 and 5.........          15.0%            140,408           46,884             1,220
  Navajo Steam Generating Station --
    Units 1, 2 and 3.................          14.0%            135,073           70,397            11,865
  Cholla Steam Generating Station --
    Common Facilities (a)............          62.8%             69,678           30,440             1,324

TRANSMISSION FACILITIES
  ANPP 500 KV System.................          35.8%(b)          62,619           13,849               910
  Navajo Southern System.............          31.4%(b)          26,742           14,386                 6
  Palo Verde-Yuma 500 KV System......          23.9%(b)          11,411            3,006                --
  Four Corners Switchyards...........          27.5%(b)           3,045            1,790                 3
  Phoenix-Mead System................          17.1%(b)              --               --             8,983
- ----------
  (a)          APS  is  the  operating  agent  for  Cholla Unit 4, which is owned by PacifiCorp. The common facilities at the Cholla Plant are jointly-owned.

  (b)          Weighted average of interests.

                      PINNACLE WEST CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. COMMITMENTS AND CONTINGENCIES

Litigation

    Pinnacle West and its subsidiaries are parties to various claims, legal actions and complaints arising out of the normal course of business. Various claims have been asserted against Pinnacle West and against present and former directors of Pinnacle West and MeraBank. A settlement agreement that would resolve the preponderance of these claims has been approved by the court. An appeal of the settlement by two non-settling individuals is pending. In the opinion of management, the ultimate resolution of these claims will not have a material adverse effect on the operations or financial position of Pinnacle West.

Palo Verde Tube Cracks

    Tube cracking in the Palo Verde steam generators adversely affected operations in 1993, and will continue to do so in 1994 and probably into 1995, because of the cost of replacement power and maintenance expense associated with unit outages and corrective actions required to deal with the issue.

    The operation of Palo Verde Unit 2 has been particularly affected by this issue. APS has encountered axial tube cracking in the upper regions of the two steam generators in Unit 2. This form of tube degradation is uncommon in the industry and, in March 1993, led to a tube rupture and an outage of the unit that extended to September 1993, during which the unit was refueled. Unit 2 is currently completing a mid-cycle inspection outage which revealed further tube degradation. Unit 2 will have another mid-cycle inspection outage later in 1994.

    The steam generators of Units 1 and 3 were inspected late in 1993, but did not show signs of axial cracking in their upper regions. All three units have, however, experienced cracking in the bottom of the steam generators of the types which are common in the industry.

    Although its analysis is not yet completed, APS believes that the axial cracking in Unit 2 is due to deposits on the tubes and to the relatively high temperatures at which all three units are now designed to operate. APS also believes that it can retard further tube degradation to acceptable levels by remedial actions which include chemically cleaning the generators and performing analyses and adjustments that will allow the units to be operated at lower temperatures without appreciably reducing their output. The temperature analyses should be concluded within the next several months. In the meantime, the lower temperatures will be achieved by operating the units at less than full power (86%).

    Chemical cleaning was performed during Unit 2's current mid-cycle outage, and will be performed in the next refueling outage of Unit 3 (which will begin shortly) and of Unit 1 (which is scheduled for March 1995). APS has concluded that Unit 1 can be safely operated until the 1995 outage and has submitted its supporting analysis to the Nuclear Regulatory Commission, but a mid-cycle inspection later in 1994 is possible.

    As a result of these corrective actions, all three units should be returned to full power by mid-1995, and one or more of the units could be returned to full power during 1994. So long as the three units are involved in mid-cycle outages and are operated at 86%, APS will incur additional fuel and purchased power costs averaging approximately $2 million per month (before income taxes).

    Because of schedule changes associated with the tube issues and other circumstances, it now appears that all three units will be down for refueling outages at various times during 1995.

                      PINNACLE WEST CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    When significant cracks are detected during any outage, the affected tubes are taken out of service by plugging. That has occurred in a number of tubes in Unit 2, which is by far the most affected by cracking and plugging. APS expects that this will slow considerably because of the foregoing remedial actions and that, while it may ultimately reach some limit on plugging, it can operate the present steam generators over a number of years.

Construction Program

    Total construction expenditures in 1994 are estimated at $312 million, excluding capitalized property taxes and capitalized interest.

Fuel and Purchased Power Commitments

    APS is a party to various fuel and purchased power contracts with terms expiring from 1994 through 2020. APS estimates its 1994 contract requirements at approximately $136 million. However, this amount may vary significantly pursuant to certain provisions in such contracts which permit APS to decrease its required purchases under certain circumstances.

Nuclear Insurance

    The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million, and the balance by an industry-wide retrospective assessment program. The maximum assessment per reactor under the retrospective rating program for each nuclear incident is approximately $79 million, subject to an annual limit of $10 million per incident. Based upon APS' 29.1% interest in the three Palo Verde units, APS' maximum potential assessment per incident is approximately $69 million, with an annual payment limitation of $8.73 million.

    The Palo Verde participants maintain "all risk" (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. APS has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

El Paso Electric Company Bankruptcy

    The  other joint owners in the Palo Verde and Four Corners facilities (see
Note 12) include El Paso Electric Company, which currently is operating under Chapter 11 of the Bankruptcy Code. A plan whereby El Paso would become a wholly-owned subsidiary of Central and South West Corporation would resolve certain issues to which APS could be exposed by the bankruptcy, including El Paso allegations regarding the 1989-1990 Palo Verde outages. The plan has been confirmed by the bankruptcy court, but cannot become fully effective until several additional or related approvals are obtained. If they are not obtained, the plan could be withdrawn or terminate, thereby reintroducing the APS exposures.

                      PINNACLE WEST CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Consolidated quarterly financial information for 1993 and 1992 is as follows:


                                                                          1993
                                              -------------------------------------------------------------
                                                MARCH 31      JUNE 30       SEPTEMBER 30      DECEMBER 31
                                              ------------  ------------  ----------------  ---------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
QUARTER ENDED
Operating revenues
  Electric..................................  $    371,303  $    407,375    $      524,483   $      383,129
  Real estate...............................         3,799         6,277            10,093           12,079

Operating income (a)........................  $    107,335  $    129,155    $      207,954   $       88,209

Income from continuing operations...........  $     27,474  $     38,899    $       86,734   $       16,871
Cumulative effect of change in accounting
  for income taxes..........................        19,252            --                --               --
                                              ------------  ------------    --------------   --------------
Net income..................................  $     46,726  $     38,899    $       86,734   $       16,871
                                              ============  ============    ==============   ==============
Earnings per average share of common stock
  outstanding
  Continuing operations.....................  $       0.32  $       0.45    $         0.99   $         0.19
  Accounting change.........................          0.22            --                --               --
                                              ------------  ------------    --------------   --------------
      Total.................................  $       0.54  $       0.45    $         0.99   $         0.19
                                              ============  ============    ==============   ==============

Dividends declared per share................  $         --  $         --    $           --   $         0.20
                                              ============  ============    ==============   ==============
                                                                          1992
                                              -------------------------------------------------------------
                                                MARCH 31      JUNE 30       SEPTEMBER 30      DECEMBER 31
                                              ------------  ------------  ----------------  ---------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
QUARTER ENDED
Operating revenues
  Electric..................................  $    344,947  $    409,012    $      516,960   $      398,760
  Real estate...............................         2,323         3,894             9,372            4,370

Operating income (a)........................  $     87,408  $    138,079    $      214,623   $      107,367

Income from continuing operations...........  $      7,763  $     38,726    $       85,306   $       18,645
Income from discontinued operations.........            --            --                --            6,000 (b)
                                              ------------  ------------    --------------   --------------
Net income..................................  $      7,763  $     38,726    $       85,306   $       24,645
                                              ============  ============    ==============   ==============
Earnings per average share of common stock
  outstanding
  Continuing operations.....................  $       0.09  $       0.44    $         0.98   $         0.21
  Discontinued operations...................            --            --                --             0.07
                                              ------------  ------------    --------------   --------------
      Total.................................  $       0.09  $       0.44    $         0.98   $         0.28
                                              ============  ============    ==============   ==============

Dividends declared per share................  $         --  $         --    $           --   $           --
                                              ============  ============    ==============   ==============
- ----------
  (a)          APS'  operations  are  subject  to  seasonal  fluctuations  primarily as a result of weather conditions.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

  (b)          Represents income tax benefits related to the disposal of MeraBank. See Note 2.

                      PINNACLE WEST CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Pinnacle West estimates that the carrying amounts of its cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 1993 and 1992 due to their short maturities. The December 31, 1993 and 1992 fair values of debt and equity investments, determined by using quoted market values or by discounting cash flows at rates equal to the Company's costs of capital, approximate their carrying amounts.

    It was not practicable to estimate the fair values of several investments in joint ventures and untraded equity securities because costs to do so would be excessive. The carrying value of these investments totalled $45.6 million and $63.6 million at year-end 1993 and 1992, respectively.

    On December 31, 1993, the carrying amount of long-term debt liabilities (excluding $30 million of capital lease obligations) was $2.682 billion and its estimated fair value was approximately $2.911 billion. On December 31, 1992, the carrying amount of long-term debt (excluding $32 million of capital lease obligations was $2.848 billion and its estimated fair value was approximately $3.020 billion. The fair value estimates were determined by independent sources using quoted market rates where available. Where market prices were not available, the fair values were estimated by discounting future cash flows using rates available for debt of similar terms and remaining maturities. The carrying amounts of long-term debt bearing variable interest rates approximate their fair values at December 31, 1993 and 1992.

                      PINNACLE WEST CAPITAL CORPORATION

                 SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                       YEAR ENDED DECEMBER 31, 1993(A)



          COLUMN A               COLUMN B       COLUMN C       COLUMN D            COLUMN E            COLUMN F
                                BALANCE AT                                     OTHER CHANGES --
                                BEGINNING      ADDITIONS                       ADD (DEDUCT) --        BALANCE AT
       CLASSIFICATION           OF PERIOD       AT COST       RETIREMENTS          DESCRIBE          END OF PERIOD
       --------------         --------------  ------------  ---------------  --------------------  -----------------
                                                              (THOUSANDS OF DOLLARS)
Utility Plant:
  Electric Plant In Service
    Intangible..............  $      110,831  $      7,013    $       6,743    $           62       $        111,163
    Steam Production........       1,026,924         8,261            1,307              (174)             1,033,704
    Nuclear Production......       2,305,746        17,290           10,447             1,818              2,314,407
    Other Production........         137,376         6,499              916               405                143,364
    Transmission............         703,900         3,865            3,703               (12)               704,050
    Distribution............       1,530,421       131,766           23,905            (2,890)(b)          1,635,392
    General.................         347,735        14,274            6,613              (604)               354,792
  Nuclear Fuel In Reactor...         137,802        31,623           40,538              (182)               128,705
  Nuclear Fuel In Stock.....              67        31,556            --              (31,623)(c)             --
                                  ----------      --------          -------         ---------             ----------
      Total Electric Plant
        In Service                 6,300,802       252,147           94,172           (33,200)             6,425,577
                                  ----------      --------          -------         ---------             ----------
  Construction Work In
    Progress:
    Nuclear Fuel In Progress          27,582        30,913            --              (31,556)(d)             26,939
    Other Work In Progress..         134,586       229,385            --             (193,354)(e)            170,617
                                  ----------      --------          -------         ---------             ----------
      Total Construction
        Work In Progress....         162,168       260,298            --             (224,910)               197,556
                                  ----------      --------          -------         ---------             ----------
  Plant Held For Future Use.          34,526         2,682            --                 (196)                37,012
                                  ----------      --------          -------         ---------             ----------

Total Utility Plant.........      $6,497,496      $515,127          $94,172         $(258,306)            $6,660,145
                                  ==========      ========          =======         =========             ==========

- ----------
  (a)          Depreciation  is  provided on a straight-line basis at rates authorized by the ACC; for 1993 those rates ranged from 0.84% to 15% which resulted in a composite rate of 3.37%.

  (b)          Includes the sale of certain streetlight and distribution facilities.

  (c)          To record the transfer to "Nuclear Fuel In Reactor."

  (d)          To record the transfer to "Nuclear Fuel In Stock" of completed nuclear fuel assemblies.

  (e)          Primarily transfers to "Plant In Service" and "Plant Held for Future Use."


                      PINNACLE WEST CAPITAL CORPORATION

                 SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                       YEAR ENDED DECEMBER 31, 1992(A)


          COLUMN A               COLUMN B       COLUMN C       COLUMN D            COLUMN E            COLUMN F
                                BALANCE AT                                     OTHER CHANGES --
                                BEGINNING      ADDITIONS                       ADD (DEDUCT) --        BALANCE AT
       CLASSIFICATION           OF PERIOD       AT COST       RETIREMENTS          DESCRIBE          END OF PERIOD
       --------------         --------------  ------------  ---------------  --------------------  -----------------
                                                              (THOUSANDS OF DOLLARS)
Utility Plant:
  Electric Plant In Service
    Intangible..............  $      107,198  $      6,806   $        3,492    $          319       $        110,831
    Steam Production........       1,018,712        12,317            4,105             --                 1,026,924
    Nuclear Production......       2,253,577        62,260           10,091             --                 2,305,746
    Other Production........         127,950         4,333            1,293             6,386 (b)            137,376
    Transmission............         695,790        11,804            3,564              (130)               703,900
    Distribution............       1,446,897       103,673           19,134            (1,015)(c)          1,530,421
    General.................         355,711        15,951           23,879               (48)               347,735
  Nuclear Fuel In Reactor...         160,204        45,332           67,734             --                   137,802
  Nuclear Fuel In Stock.....          14,663        30,736            --              (45,332)(d)                 67
                                  ----------      --------         --------         ---------             ----------
      Total Electric Plant
        In Service..........       6,180,702       293,212          133,292           (39,820)             6,300,802
                                  ----------      --------         --------         ---------             ----------

  Construction Work In
    Progress:
    Nuclear Fuel In Progress          30,364        27,954            --              (30,736)(e)             27,582
    Other Work In Progress..         167,279       198,447            --             (231,140)(f)            134,586
                                  ----------      --------          -------        ---------              ----------
      Total Construction
        Work In Progress....         197,643       226,401            --             (261,876)               162,168
                                  ----------      --------         --------         ---------             ----------
  Plant Held For Future Use.          31,547         9,553            --               (6,574)(b)             34,526
                                  ----------      --------         --------         ---------             ----------

Total Utility Plant.........      $6,409,892      $529,166         $133,292         $(308,270)            $6,497,496
                                  ==========      ========         ========         =========             ==========

- ----------
  (a)          Depreciation  is  provided on a straight-line basis at rates authorized by the ACC; for 1992 those rates ranged from 0.84% to 15% which resulted in a composite rate of 3.37%.

  (b)          Primarily  the  transfer  of a gas turbine to "Plant In Service" from "Plant Held for Future
               Use."

  (c)          Includes the sale of certain streetlight facilities.

  (d)          To record the transfer to "Nuclear Fuel In Reactor."

  (e)          To record the transfer to "Nuclear Fuel In Stock" of completed nuclear fuel assemblies.

  (f)          Primarily transfers to "Plant In Service" and "Plant Held for Future Use."


                      PINNACLE WEST CAPITAL CORPORATION

                 SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                       YEAR ENDED DECEMBER 31, 1991(A)

          COLUMN A               COLUMN B       COLUMN C       COLUMN D            COLUMN E            COLUMN F
                                BALANCE AT                                     OTHER CHANGES --
                                BEGINNING      ADDITIONS                       ADD (DEDUCT) --        BALANCE AT
       CLASSIFICATION           OF PERIOD       AT COST       RETIREMENTS          DESCRIBE          END OF PERIOD
       --------------         --------------  ------------  ---------------  --------------------  -----------------
                                                              (THOUSANDS OF DOLLARS)
Utility Plant:
  Electric Plant In Service:
    Intangible..............  $      102,597  $      8,468    $       6,850    $        2,983       $        107,198
    Steam Production........       1,339,817        16,426            3,036          (334,495)(b)          1,018,712
    Nuclear Production......       2,393,222         4,670            2,336          (141,979)(c)          2,253,577
    Other Production........         126,781         1,507              338             --                   127,950
    Transmission............         682,159        19,133            2,757            (2,745)               695,790
    Distribution............       1,374,690        86,809           13,911              (691)             1,446,897
    General.................         349,941        12,926            6,448              (708)               355,711
  Nuclear Fuel In Reactor...         169,679        15,741           23,946            (1,270)               160,204
  Nuclear Fuel In Stock.....           --           30,404            --              (15,741)(d)             14,663
                                  ----------      --------          -------         ---------             ----------
      Total Electric Plant
        In Service..........       6,538,886       196,084           59,622          (494,646)             6,180,702
                                  ----------      --------          -------         ---------             ----------

  Construction Work In
    Progress:
    Nuclear Fuel In Progress          46,577        26,634            --              (42,847)(e)             30,364
    Other Work In Progress..         162,689       161,253            --             (156,663)(f)            167,279
                                  ----------      --------          -------         ---------             ----------
      Total Construction
        Work In Progress....         209,266       187,887            --             (199,510)               197,643
                                  ----------      --------          -------         ---------             ----------
  Plant Held For Future Use.          48,536         4,044               11           (21,022)(g)             31,547
                                  ----------      --------          -------         ---------             ----------

Total Utility Plant.........      $6,796,688      $388,015          $59,633         $(715,178)            $6,409,892
                                  ==========      ========          =======         =========             ==========

- ----------
  (a)          Depreciation  is  provided on a straight-line  basis at rates authorized  by the ACC;  for 1991 those rates ranged from 0.84% to 15.00% which resulted in a composited rate of 3.37%.

  (b)          Primarily  the  sale of Cholla Unit 4 and related common facilities to PacifiCorp. (See Note 3)

  (c)          To record the Palo Verde prudence disallowance. (See Note 3)

  (d)          To record the transfer to "Nuclear Fuel In Reactor."

  (e)          Primarily the transfer to "Nuclear Fuel In Stock" of completed nuclear fuel assemblies.

  (f)          Primarily transfers to "Plant In Service," and "Plant Held For Future Use."

  (g)          Primarily  the  transfer  of  Saguaro Steam Plant to "Plant In Service" and the write-off of costs associated with a proposed generating unit.


                      PINNACLE WEST CAPITAL CORPORATION

              SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION
              AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                         YEAR ENDED DECEMBER 31, 1993


          Column A               Column B        Column C         Column D            Column E           Column F

                                                 Additions
                                Balance at      Charged to                        Other Changes --      Balance at
                                Beginning        Cost and                         Add (Deduct) --         End of
        Description             Of Period         Expense        Retirements        Describe(a)           Period
        -----------           --------------  ---------------  ---------------  --------------------  --------------
                                                              (Thousands of Dollars)
Accumulated Depreciation and
  Amortization of Utility
  Plant:
    Electric Plant in
      Service:
      Steam Production......  $      481,873  $     35,281       $       1,307    $          (88)     $      515,759
      Nuclear Production....         500,117        77,112(b)           10,447           (75,000)(c)         491,782
      Other Production......          85,660         4,389                 916             2,896              92,029
      Transmission..........         254,434        20,139               3,703              (150)            270,720
      Distribution..........         355,006        47,764              23,905            (2,343)            376,522
      General...............         206,188        37,772              13,356              (428)            230,176
    Nuclear Fuel in Reactor.          76,266        32,024              40,538             --                 67,752
                                  ----------      --------             -------          --------          ----------
        Total Electric Plant
          in Service........       1,959,544       254,481              94,172           (75,113)          2,044,740
                                  ----------      --------             -------          --------          ----------
    Plant Held For Future
      Use...................          14,155          --                 --                --                 14,155
                                  ----------      --------             -------          --------          ----------

  Total Utility Plant.......      $1,973,699      $254,481             $94,172          $(75,113)         $2,058,895
                                  ==========      ========             =======          ========          ==========

- ----------
  (a)          Includes removal and salvage-net.

  (b)          Includes decommissioning accrual and decommissioning fund income.

  (c)          Primarily  the  restoration  of  the  carrying  value  of  Palo Verde Unit 3. See "Rate Case
               Settlement" in Note 3.


                      PINNACLE WEST CAPITAL CORPORATION

              SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION
              AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                         YEAR ENDED DECEMBER 31, 1992


          Column A               Column B        Column C         Column D            Column E           Column F

                                                 Additions
                                Balance at      Charged to                        Other Changes --      Balance at
                                Beginning        Cost and                         Add (Deduct) --         End of
        Description             Of Period         Expense        Retirements        Describe(a)           Period
        -----------           --------------  ---------------  ---------------  --------------------  --------------
                                                              (Thousands of Dollars)
Accumulated Depreciation and
  Amortization of Utility
  Plant:
    Electric Plant in
      Service:
      Steam Production......  $      451,324  $     35,089      $        4,105    $         (435)     $      481,873
      Nuclear Production....         504,269        74,042(b)           10,091           (68,103)(c)         500,117
      Other Production......          78,072         4,131               1,293             4,750 (d)          85,660
      Transmission..........         237,877        19,968               3,564               153             254,434
      Distribution..........         329,950        45,162              19,134              (972)            355,006
      General...............         195,455        37,851              27,371               253             206,188
    Nuclear Fuel in Reactor.         107,395        36,605              67,734             --                 76,266
                                  ----------      --------            --------           --------         ----------
        Total Electric Plant
          in Service........       1,904,342       252,848             133,292           (64,354)          1,959,544
                                  ----------      --------            --------          --------          ----------
    Plant Held For Future
      Use...................          18,426         --                  --               (4,271)(d)          14,155
                                  ----------      --------            --------          --------          ----------

  Total Utility Plant.......      $1,922,768      $252,848            $133,292          $(68,625)         $1,973,699
                                  ==========      ========            ========          ========          ==========

- ----------
  (a)          Includes removal and salvage-net.

  (b)          Includes decommissioning accrual and decommissioning fund income.

  (c)          Primarily  the  restoration  of  the  carrying  value  of  Palo Verde Unit 3. See "Rate Case
               Settlement" in Note 3.

  (d)          Primarily  the  Transfer  of a Gas Turbine to "Plant in Service" from "Plant Held for Future
               Use."


                      PINNACLE WEST CAPITAL CORPORATION

              SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION
              AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                         YEAR ENDED DECEMBER 31, 1991


          Column A               Column B        Column C         Column D            Column E           Column F

                                                 Additions
                                Balance at      Charged to                        Other Changes --      Balance at
                                Beginning        Cost and                         Add (Deduct) --         End of
        Description             Of Period         Expense        Retirements        Describe(a)           Period
        -----------           --------------  ---------------  ---------------  --------------------  --------------
                                                              (Thousands of Dollars)
Accumulated Depreciation and
  Amortization of Utility
  Plant:
    Electric Plant in
      Service:
      Steam Production......  $      512,915  $     40,369       $       3,036    $      (98,924)(b)  $      451,324
      Nuclear Production....         276,784        75,673(c)            2,336           154,148 (d)         504,269
      Other Production......          74,453         4,000                 338               (43)             78,072
      Transmission..........         217,765        19,696               2,757             3,173             237,877
      Distribution..........         300,399        43,126              13,911               336             329,950
      General...............         169,853        37,950              13,298               950             195,455
    Nuclear Fuel in Reactor.          87,699        43,642              23,946             --                107,395
                                  ----------      --------             -------          --------          ----------
        Total Electric Plant
          in Service........       1,639,868       264,456              59,622            59,640           1,904,342
                                  ----------      --------             -------          --------          ----------
    Plant Held For Future
      Use...................          30,359          --                    11           (11,922)(e)          18,426
                                  ----------      --------             -------          --------          ----------

  Total Utility Plant.......      $1,670,227      $264,456             $59,633          $ 47,718          $1,922,768
                                  ==========      ========             =======          ========          ==========

- ----------
  (a)          Includes removal and salvage -- net.

  (b)          Includes  the sale of Cholla Unit 4  and the transfer  of Saguaro Steam Plant  from "Plant Held for Future Use" to "Plant in Service."

  (c)          Includes decommissioning accrual and decommissioning fund income.

  (d)          Primarily  the adjustment for ACC deemed excess capacity. See "Rate Case Settlement" in Note 3.

  (e)          To transfer Saguaro Steam Plant to "Plant in Service."

                      PINNACLE WEST CAPITAL CORPORATION

              SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS


             Column A                   Column B               Column C               Column D       Column E
                                                              Additions
                                                     ----------------------------
                                       Balance at      Charged to      Charged                       Balance
                                       beginning       costs and       to other                     at end of
            Description                of period        expenses       accounts      Deductions       period
            -----------              --------------  --------------  ------------  --------------  ------------
                                                               (Thousands of Dollars)

                                                            YEAR ENDED DECEMBER 31, 1993

Real Estate Valuation Reserves              $84,000   $     --       $     --       $     --            $84,000

                                                            YEAR ENDED DECEMBER 31, 1992

Real Estate Valuation Reserves              $84,000   $     --       $     --       $     --            $84,000

                                                            YEAR ENDED DECEMBER 31, 1991

Real Estate Valuation Reserves              $84,000   $     --       $     --       $     --            $84,000

                      PINNACLE WEST CAPITAL CORPORATION

                     SCHEDULE IX -- SHORT-TERM BORROWINGS


  Column A     Column B  Column C (b)   Column D    Column E (a)  Column F (b)

                           Weighted                                 Weighted
                           average       Maximum      Average       average
 Category of   Balance     interest      amount        amount       interest
  aggregate     at end       rate      outstanding  outstanding       rate
 short-term       of      at end of    during the    during the    during the
 borrowings     period      period       period        period        period
 ----------    --------  ------------  -----------  ------------  ------------
                                   (Dollars in Thousands)

                         YEAR ENDED DECEMBER 31, 1993
Bank
  Borrowings   $  --            --  %     $130,000       $63,616         3.97%
Commercial
  Paper         148,000         3.48       148,000        23,049         3.36

                         YEAR ENDED DECEMBER 31, 1992
Bank
  Borrowings   $130,000         4.28%     $175,000    $    9,372         5.25%
Commercial
  Paper          65,000          3.73       70,000        12,682         3.75

                         YEAR ENDED DECEMBER 31, 1991
Bank
  Borrowings   $   --           --  %     $100,000       $26,973         7.44%
Commercial
  Paper            --           --          70,000        24,077         6.74
- ----------
  (a)         Average daily balance during the period.

  (b) Total applicable interest in the period divided by average daily balance.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE

    None.


                                   PART III

                       ITEM 10. DIRECTORS AND EXECUTIVE
                          OFFICERS OF THE REGISTRANT

    Reference is hereby made to "Election of Directors" in the Company's Proxy Statement relating to the annual meeting of shareholders to be held on May 19, 1994 (the "1994 Proxy Statement") and to the Supplemental Item -- "Executive Officers of the Company" in Part I of this report.

                       ITEM 11. EXECUTIVE COMPENSATION

    Reference is hereby made to the last two paragraphs under the heading "The Board and its Committees," and to "Summary Compensation Table," "Option Grants 1993," "Option Exercises and Year-End Values," and "Executive Benefit Plans" in the 1994 Proxy Statement.

                        ITEM 12. SECURITY OWNERSHIP OF
                   CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is hereby made to "Certain Securities Ownership" in the 1994 Proxy Statement.

           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.


                                   PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    See the Index to Financial Statements and Financial Statement Schedules in
Part II, Item 8.

EXHIBITS FILED

EXHIBIT NO.                     DESCRIPTION
- -----------                     -----------

10.1 --              Summary  of the  Pinnacle  West Capital  Corporation 1994
                     Bonus Plan

22   --              Subsidiaries of the Company

23.1 --              Consent of Deloitte & Touche

    In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation
(S) 201.24 by reference to the filings set forth below:

EXHIBIT NO.      DESCRIPTION                                ORIGINALLY FILED AS EXHIBIT:            FILE NO.         DATE EFFECTIVE
- -----------      -----------                                ----------------------------            --------         --------------
 3.1             Bylaws, amended as of October 23, 1991     3.1 to the Company's January 27, 1992   1-8962             2-10-92
                                                            Form 8-K Report

 3.2             Articles of Incorporation, restated as of  19.1 to the Company's September 1988    1-8962            11-14-88
                 July 29, 1988                              Form 10-Q Report

 3.3             Agreement, dated March 21, 1994, relating  4.1 to APS' 1993 Form 10-K Report       1-4473             3-30-94
                 to the filing of instruments defining the
                 rights of holders of APS long-term debt
                 not in excess of 10% of APS' total assets

 4.1             Mortgage and Deed of Trust Relating to     4.1 to APS' September 1992 Form 10-Q    1-4473             11-9-92
                 APS' First Mortgage Bonds, together with   Report
                 forty-eight indentures supplemental
                 thereto

                 Forty-ninth Supplemental Indenture         4.1 to APS' 1993 Form 10-K Report       1-4473             3-30-93

                 Fiftieth Supplemental Indenture            4.2 to APS' 1993 Form 10-K Report       1-4473             3-30-93

                 Fifty-second Supplemental Indenture        4.1 to APS' September 30, 1993 Form     1-4473             9-27-93
                                                            Report

                 Fifty-third Supplemental Indenture         4.5 to APS' Registration Statement No.  1-4473             3-1-94
                                                            33-61228 by means of February 23, 1994
                                                            Form 8-K Report

 4.2             Portions of the Debenture Agreement,       4.1 to the Company's 1989 Form 10-K     1-8962             3-31-90
                 dated as of March 22, 1990, among the      Report
                 Company and the Purchasers named
                 therein relating to the declaration
                 or payment of dividends or the making
                 of other corporate distributions on or
                 the purchase by the Company of its
                 common stock

 4.3             Portions of the Master Extension and       4.1 to the Company's January 31, 1990   1-8962             2-6-90
                 Modification Agreement, dated as of        Form 8-K Report
                 January 19, 1990, by and among the
                 Company and the institutions listed
                 therein relating to the declaration
                 and payment of dividends or the
                 making of other distributions on or
                 the purchase by the Company of its
                 common stock

 4.4             Rights Agreement, amended as of           4.1 to the Company's 1990 Form 10-K      1-8962            3-28-91
                 November 14, 1990, between the            Report
                 Company and The Valley National Bank
                 of Arizona, as Rights Agent, which
                 includes the Certificate of
                 Designation of Series A Participating
                 Preferred Stock as Exhibit A,
                 the form of Rights Certificate as
                 Exhibit B and the Summary of Rights
                 as Exhibit C

 4.5             Specimen Certificate of Pinnacle           4.2 to the Company's 1988 Form 10-K     1-8962            3-31-89
                 West Capital Corporation Common            Report
                 Stock, no par value

 4.6             Agreement, dated March 29, 1988,           4.1 to the Company's 1987 Form 10-K     1-8962            3-30-88
                 relating to the filing of instruments      Report
                 defining the rights of holders of
                 the Company's long-term debt not in
                 excess of 10% of the Company's total
                 assets

10.2             Agreement, dated December 6, 1989,         4.1 to the Company's December 6, 1989   1-8962            12-7-89
                 between the Company and the Office         Form 8-K Report
                 of Thrift Supervision, United States
                 Department of Treasury, and related
                 documents

10.3             Release from the Office of Thrift          10.1 to the Company's 1989 Form 10-K    1-8962            3-31-89
                 Supervision, United States                 Report
                 Department of the Treasury, to the
                 Company, dated March 22, 1990,
                 releasing the Company from its
                 purported obligations under the
                 Stipulation and under any other
                 source of alleged obligation of the
                 Company to infuse equity capital
                 into MeraBank

10.4             Release from the Federal Deposit         10.2 to the Company's 1989 Form 10-K      1-8962            3-31-89
                 Insurance Corporation to the             Report
                 Company, dated March 22, 1990,
                 releasing the Company from its
                 purported obligations under the
                 Stipulation and under any other
                 source of alleged obligation of the
                 Company to infuse equity capital
                 into MeraBank

10.5             Release from the Resolution Trust        10.3 to the Company's 1989 Form 10-K      1-8962            3-31-89
                 Corporation (in its corporate            Report
                 capacity) to the Company, dated
                 March 21, 1990, releasing the
                 Company from its purported
                 obligations under the Stipulation
                 and under any other source of
                 alleged obligation of the Company
                 to infuse equity capital into
                 MeraBank

10.6             Release from the Resolution Trust          10.4 to the Company's 1989 Form 10-K    1-8962            3-31-89
                 Corporation (in its capacity as            Report
                 Receiver of MeraBank) to the
                 Company, dated March 21, 1990,
                 releasing the Company from its
                 purported obligations under the
                 Stipulation and under any other
                 source of alleged obligation to the
                 Company to infuse equity capital
                 into MeraBank

10.7ac           Form of Key Executive Employment           10.5 to the Company's 1989 Form 10-K    1-8962            3-31-89
                 and Severance Agreement between            Report
                 the Company and each of its
                 executive officers

10.8             Employment Agreement, effective as         10.1 to the Company's 1990 Form 10-K    2-96386           3-28-91
                 of February 5, 1990, between               Report
                 Richard Snell and the Company

10.9             Two separate Decommissioning Trust         10.2 to APS' September 1991 Form 10-Q   1-4473            11-14-91
                 Agreements (relating to PVNGS Units 1 and  Report
                 3, respectively), each dated July 1,
                 1991, between APS and Mellon Bank, N.A.,
                 as Decommissioning Trustee

10.10            Amended and Restated Decommissioning       10.1 to the Company's 1991 Form 10-K    1-8962             3-26-92
                 Trust Agreement (PVNGS Unit 2) dated as    Report
                 of January 31, 1992, among APS, Mellon
                 Bank, N.A., as Decommissioning Trustee,
                 and The First National Bank of Boston, as
                 Owner Trustee under two separate Trust
                 Agreements, each with a separate Equity
                 Participant, and as Lessor under two
                 separate Facility Leases, each relating
                 to an undivided interest in PVNGS Unit 2

10.11            First Amendment to Amended and Restated    10.2 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 Decommissioning Trust Agreement (PVNGS
                 Unit 2), dated as of November 1, 1992

10.12            Asset Purchase and Power Exchange          10.1 to APS' June 1991 Form 10-Q        1-4473             8-8-91
                 Agreement dated September 21, 1990         Report
                 between APS and PacifiCorp, as amended as
                 of October 11, 1990 and as of July 18,
                 1991

10.13            Long-Term Power Transactions Agreement     10.2 to APS' June 1991 Form 10-Q        1-4473             8-8-91
                 dated September 21, 1990 between APS and   Report
                 PacifiCorp, as amended as of October 11,
                 1990, and as of July 8, 1991

10.14            Uranium Enrichment Services Contract,      10.33 to the Company's Form S-14        2-96386            3-13-85
                 dated November 15, 1984 with DOE, ANPP     Registration Statement

10.15            Supplemental Agreements, Modification      10.2 to APS' 1986 Form 10-K Report      1-4473             3-9-87
                 Numbers 1, 2, and 3, dated September 30,
                 1985, May 27, 1986, and April 7, 1986,
                 respectively, to Uranium Enrichment
                 Services Contract, dated November 15,
                 1984 with DOE, ANPP

10.16            Supplemental Agreements, Modification      19.1 to APS' March 1987 Form 10-Q       1-4473             5-8-87
                 Numbers 4, 5, and 6, dated September 29,   Report
                 1986, August 8, 1986, and February 20,
                 1987, respectively, to Uranium Enrichment
                 Services Contract dated November 15, 1984
                 with DOE, ANPP

10.17            Supplemental Agreements, Modification      10.3 to the Company's 1988 Form 10-K    1-8962             3-31-89
                 Numbers 7 and 8, dated September 29, 1988  Report
                 and September 22, 1988, respectively, to
                 Uranium Enrichment Services Contract
                 dated November 15, 1984 with DOE, ANPP

10.18            Supplemental Agreements, Modification      10.1 to APS' March 1990 Form 10-Q       1-4473             5-9-90
                 Numbers 9, 10, and 11 dated April 12,      Report
                 1989, April 16, 1990 and February 20,
                 1990, respectively, to Uranium Enrichment
                 Services Contract dated November 15, 1984
                 with DOE, ANPP

10.19            Supplemental Agreement, Modification No.   10.1 to APS' September 1991 Form 10-Q   1-4473            11-14-91
                 12, dated August 16, 1991 to Uranium       Report
                 Enrichment Services Contract, dated
                 November 15, 1984 with DOE, ANPP

10.20            Letter Supplement dated December 5, 1985   19.2 to APS' March 1987 Form 10-Q       1-4473             5-8-87
                 to Uranium Enrichment Services Contract    Report
                 dated November 15, 1984 with DOE, ANPP

10.21            Contract, dated July 21, 1984, with DOE    10.31 to the Company's Form S-14        2-96386            3-13-85
                 providing for the disposal of nuclear      Registration Statement
                 fuel and/or high-level radioactive waste,
                 ANPP

10.22            Indenture of Lease with Navajo Tribe of    5.01 to APS' Form S-7 Registration      2-59644            9-1-77
                 Indians, Four Corners Plant                Statement

10.23            Supplemental and Additional Indenture of   5.02 to APS' Form S-7 Registration      2-59644            9-1-77
                 Lease, including amendments and            Statement
                 supplements to original lease with Navajo
                 Tribe of Indians, Four Corners Plant

10.24            Amendment and Supplement No. 1 to          10.36 to the Company's Registration     1-8962             7-25-85
                 Supplemental and Additional Indenture of   Statement on Form 8-B
                 Lease, Four Corners, dated April 25, 1985

10.25            Application and Grant of multi-party       5.04 to APS' Form S-7 Registration      2-59644            9-1-77
                 rights-of-way and easements, Four Corners  Statement
                 Plant Site

10.26            Application and Amendment No. 1 to Grant   10.37 to the Company's Registration     1-8962             7-25-85
                 of multi-party rights-of-way and           Statement on Form 8-B
                 easements, Four Corners Power Plant Site,
                 dated April 25, 1985

10.27            Application and Grant of Arizona Public    5.05 to APS' Form S-7 Registration      2-59644            9-1-77
                 Service Company rights-of-way and          Statement
                 easements, Four Corners Plant Site

10.28            Application and Amendment No. 1 to Grant   10.38 to the Company's Registration     1-8962             7-25-85
                 of Arizona Public Service Company rights-  Statement on Form 8-B of-way and easements, Four Corners Power
                 Plant Site, dated April 25, 1985

10.29            Indenture of Lease, Navajo Units 1, 2,     5(g) to APS' Form S-7 Registration      2-36505            3-23-70
                 and 3                                      Statement

10.30            Application and Grant of rights-of-way     5(h) to APS' Form S-7 Registration      2-36505            3-23-70
                 and easements, Navajo Plant                Statement

10.31            Water Service Contract Assignment with     5(l) to APS' Form S-7 Registration      2-39442            3-16-71
                 the United States Department of Interior,  Statement
                 Bureau of Reclamation, Navajo Plant

10.32            Arizona Nuclear Power Project              10.1 to APS' 1988 Form 10-K Report      1-4473             3-8-89
                 Participation Agreement, dated August 23,
                 1973, among APS, Salt River Project
                 Agricultural Improvement and Power
                 District, Southern California Edison
                 Company, Public Service Company of New
                 Mexico, El Paso Electric Company,
                 Southern California Public Power
                 Authority, and Department of Water and
                 Power of the City of Los Angeles, and
                 amendments 1-12 thereto

10.33            Amendment No. 13, dated as of April 22,     10.1 to APS' March 1991 Form 10-Q       1-4473             5-15-91
                 1991, to Arizona Nuclear Power Project     Report
                 Participation Agreement, dated August 23,
                 1973, among APS, Salt River Project
                 Agricultural Improvement and Power
                 District, Southern California Edison
                 Company, Public Service Company of New
                 Mexico, El Paso Electric Company,
                 Southern California Public Power
                 Authority, and Department of Water and
                 Power of the City of Los Angeles

10.34            Facility Lease, dated as of August 1,      4.3 to APS' Form S-3 Registration       33-9480           10-24-86
                 1986, between The First National Bank of   Statement
                 Boston, in its capacity as Owner Trustee,
                 as Lessor, and APS, as Lessee

10.35            Amendment No. 1, dated as of November 1,   10.5 to APS' September 1986 Form 10-Q   1-4473             12-4-86
                 1986, to Facility Lease, dated as of       Report by means of Amendment No. 1 on
                 August 1, 1986, between The First          December 3, 1986 Form 8
                 National Bank of Boston, in its capacity
                 as Owner Trustee, as Lessor, and APS, as
                 Lessee

10.36            Amendment No. 2 dated as of June 1, 1987   10.3 to APS' 1988 Form 10-K Report      1-4473             3-8-89
                 to Facility Lease dated as of August 1,
                 1986 between The First National Bank of
                 Boston, as Lessor, and APS, as Lessee

10.37            Amendment No. 3, dated as of March 17,     10.3 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 1993, to Facility Lease, dated as of
                 August 1, 1986, between The First
                 National Bank of Boston, as Lessor, and
                 APS, as Lessee

10.38            Facility Lease, dated as of December 15,   10.1 to APS' November 18, 1986 Form     1-4473             1-20-87
                 1986, between The First National Bank of   8-K Report
                 Boston, in its capacity as Owner Trustee,
                 as Lessor, and APS, as Lessee

10.39            Amendment No. 1, dated as of August 1,     4.13 to APS' Form S-3 Registration      1-4473             8-24-87
                 1987, to Facility Lease, dated as of       Statement No. 33-9480 by means of
                 December 15, 1986, between The First       August 1, 1987 Form 8-K Report
                 National Bank of Boston, as Lessor, and
                 APS, as Lessee

10.40            Amendment No. 2, dated as of March 17,     10.4 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 1993, to Facility Lease, dated as of
                 December 15, 1986, between The First
                 National Bank of Boston, as Lessor, and
                 APS, as Lessee

10.41            Cure and Assumption Agreement dated        10.1 to APS' 1993 Form 10-K Report      1-4473             3-30-94
                 November 19, 1993 among APS, Salt
                 River Project Agricultural Improvement
                 and Power District, Southern California
                 Edison Company, Public Service Company of
                 New Mexico, Southern California Public
                 Power Authority, Department of Water and
                 Power of the City of Los Angeles, and El
                 Paso Electric Company

10.42a           Directors' Deferred Compensation Plan, as  10.1 to APS' June 1986 Form 10-Q        1-4473             8-13-86
                 restated, effective January 1, 1986        Report

10.43a           Second Amendment to the Arizona Public     10.2 to APS' 1993 Form 10-K Report      1-4473             3-30-94
                 Service Company Directors' Compensation
                 Plan, effective as of January 1, 1993

10.44a           Third Amendment to the Arizona Public      10.3 to APS' 1993 Form 10-K Report      1-4473             3-30-94
                 Service Company Director's Deferred
                 Compensation Plan, effective as of
                 January 1, 1993

10.45a           Deferred Compensation Plan, as restated,   10.4 to APS' 1988 Form 10-K Report      1-4473             3-8-89
                 effective January 1, 1984, and the second
                 and third amendments thereto, dated
                 December 22, 1986, and December 23, 1987,
                 respectively

10.46a           Agreement for Utility Consulting           10.6 to APS' 1988 Form 10-K Report      1-4473             3-8-89
                 Services, dated March 1, 1985, between
                 APS and Thomas G. Woods, Jr., and
                 Amendment No. 1 thereto, dated January 6,
                 1986

10.47a           Letter Agreement, dated April 3, 1978,     10.7 to APS' 1988 Form 10-K Report      1-4473             3-8-89
                 between APS and O. Mark De Michele,
                 regarding certain retirement benefits
                 granted to Mr. De Michele

10.48a           Deferred Compensation Agreement dated May  10.2 to APS' 1989 Form 10-K Report      1-4473             3-8-90
                 8, 1989, between APS and William Conway

10.49ac          Key Executive Employment and Severance     10.3 to APS' 1989 Form 10-K Report      1-4473             3-8-90
                 Agreement between APS and certain
                 executive officers of APS

10.50ac          Revised form of Key Executive Employment   10.4 to APS' 1993 Form 10-K Report      1-4473             3-30-94
                 and Severance Agreement between APS and
                 certain key employees of APS

10.51ac          Key Executive Employment and Severance     10.4 to APS' 1989 Form 10-K Report      1-4473             3-8-90
                 Agreement between APS and certain
                 managers of APS

10.52ac          Revised form of Key Executive Employment   10.5 to APS' 1993 Form 10-K Report      1-4473             3-30-94
                 and Severance Agreement between APS and
                 certain executive officers of APS

10.53a           Arizona Public Service Company             10.5 to APS' 1989 Form 10-K Report      1-4473             3-8-90
                 Performance Review Severance Pay Plan,
                 effective January 1, 1990

10.54a           Arizona Public Service Company Severance   10.1 to APS' September 30, 1993 Form    1-4473            11-15-93
                 Plan                                       10-Q Report

10.55a           Pinnacle West Capital Corporation Stock    10.1 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 Option and Incentive Plan

10.56a           Pinnacle West Capital Corporation,         10.1 to APS' 1991 Form 10-K Report      1-4473             3-19-92
                 Arizona Public Service Company, SunCor
                 Development Company, and El Dorado
                 Investment Company Deferred Compensation
                 Plan, effective January 1, 1992

10.57a           Amendment to Pinnacle West Corporation,    10.6 to APS' 1993 Form 10-K Report      1-4473             3-30-94
                 Arizona Public Service Company, SunCor
                 Development Company, El Dorado Investment
                 Company Deferred Compensation Plan,
                 effective as of December 4, 1992

10.58a           Pinnacle West Capital Corporation,         10.7 to APS' 1993 Form 10-K Report      1-4473             3-30-94
                 Arizona Public Service Company, SunCor
                 Development Company, and El Dorado
                 Investment Company Supplemental Executive
                 Benefit Plan as amended and restated on
                 December 31, 1992, effective as of January
                 1, 1992

10.59a           Arizona Public Service Company             10.8 to APS' 1993 Form 10-K Report      1-4473             3-30-94
                 Supplemental Excess Benefit Retirement
                 Plan and the First, Second, and Third
                 Amendments thereto

10.60a           1994 Arizona Public Service Key Employees  10.9 to APS' 1993 Form 10-K Report      1-4473             3-30-94
                 Variable Pay Plan

10.61a           1994 Arizona Public Service Officers       10.10 to APS' 1993 Form 10-K Report     1-4473             3-30-94
                 Variable Pay Plan

10.62            Agreement No. 13904 (Option and Purchase   10.3 to APS' 1991 Form 10-K Report      1-4473             3-19-92
                 of Effluent) with Cities of Phoenix,
                 Glendale, Mesa, Scottsdale, Tempe, Town
                 of Youngtown, and Salt River Project
                 Agricultural Improvement and Power
                 District, dated April 23, 1973

10.63            Agreement for the Sale and Purchase of     10.4 to APS' 1991 Form 10-K Report      1-4473             3-19-92
                 Wastewater Effluent with City of Tolleson
                 and Salt River Agricultural Improvement
                 and Power District, dated June 12, 1981,
                 including Amendment No. 1 dated as of
                 November 12, 1981 and Amendment No. 2
                 dated as of June 4, 1986

99.1             Collateral Trust Indenture among PVNGS II  4.2 to APS' 1992 Form 10-K Report       1-4473             3-30-93
                 Funding Corp., Inc., APS and Chemical
                 Bank, as Trustee

99.2             Supplemental Indenture to Collateral       4.3 to APS' 1993 Form 10-K Report       1-4473             3-30-93
                 Trust Indenture among PVNGS II Funding
                 Corp., Inc., APS and Chemical Bank, as
                 Trustee

99.3b            Participation Agreement, dated as of       28.1 to APS' September 1992 Form 10-Q   1-4473             11-9-92
                 August 1, 1986, among PVNGS Funding        Report
                 Corp., Inc., Bank of America National
                 Trust and Savings Association, The First
                 National Bank of Boston, in its
                 individual capacity and as Owner Trustee,
                 Chemical Bank, in its individual capacity
                 and as Indenture Trustee, APS, and the
                 Equity Participant named therein

99.4b            Amendment No. 1 dated as of November 1,    10.8 to APS' September 1986 Form 10-Q   1-4473             12-4-86
                 1986, to Participation Agreement, dated    Report by means of Amendment No. 1, on
                 as of August 1, 1986, among PVNGS Funding  December 3, 1986 Form 8
                 Corp., Inc., Bank of America National
                 Trust and Savings Association, The First
                 National Bank of Boston, in its
                 individual capacity and as Owner Trustee,
                 Chemical Bank, in its individual capacity
                 and as Indenture Trustee, APS, and the
                 Equity Participant named therein

99.5b            Amendment No. 2, dated as of March 17,     28.4 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 1993, to Participation Agreement, dated
                 as of August 1, 1986, among PVNGS Funding
                 Corp., Inc., PVNGS II Funding Corp.,
                 Inc., The First National Bank of Boston,
                 in its individual capacity and as Owner
                 Trustee, Chemical Bank, in its individual
                 capacity and as Indenture Trustee, APS,
                 and the Equity Participant named therein

99.6b            Trust Indenture, Mortgage, Security        4.5 to APS' Form S-3 Registration       33-9480           10-24-86
                 Agreement and Assignment of Facility       Statement
                 Lease, dated as of August 1, 1986,
                 between The First National Bank of
                 Boston, as Owner Trustee, and Chemical
                 Bank, as Indenture Trustee

99.7b            Supplemental Indenture No. 1, dated as of  10.6 to APS' September 1986 Form 10-Q   1-4473             12-4-86
                 November 1, 1986 to Trust Indenture,       Report by means of Amendment No. 1 on
                 Mortgage, Security Agreement and           December 3, 1986 Form 8
                 Assignment of Facility Lease, dated as of
                 August 1, 1986, between The First
                 National Bank of Boston, as Owner
                 Trustee, and Chemical Bank, as Indenture
                 Trustee

99.8b            Supplemental Indenture No. 2 to Trust      28.14 to APS' 1992 Form 10-K Report     1-4473             3-30-93
                 Indenture, Mortgage, Security Agreement
                 and Assignment of Facility Lease, dated
                 as of August 1, 1986, between The First
                 National Bank of Boston, as Owner
                 Trustee, and Chemical Bank, as Lease
                 Indenture Trustee

99.9b            Assignment, Assumption and Further         28.3 to APS' Form S-3 Registration      33-9480           10-24-86
                 Agreement, dated as of August 1, 1986,     Statement
                 between APS and The First National Bank
                 of Boston, as Owner Trustee

99.10b           Amendment No. 1, dated as of November 1,   10.10 to APS' September 1986 Form 10-Q  1-4473             12-4-86
                 1986, to Assignment, Assumption and        Report by means of Amendment No. 1 on
                 Further Agreement, dated as of August 1,   December 3, 1986 Form 8
                 1986, between APS and The First National
                 Bank of Boston, as Owner Trustee

99.11b           Amendment No. 2, dated as of March 17,     28.6 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 1993, to Assignment, Assumption and
                 Further Agreement, dated as of August 1,
                 1986, between APS and The First National
                 Bank of Boston, as Owner Trustee

99.12            Participation Agreement, dated as of       28.2 to APS' September 1992 Form 10-Q   1-4473             11-9-92
                 December 15, 1986, among PVNGS Funding     Report
                 Corp., Inc., The First National Bank of
                 Boston, in its individual capacity and as
                 Owner Trustee, Chemical Bank, in its
                 individual capacity and as Indenture
                 Trustee under a Trust Indenture, APS, and
                 the Owner Participant named therein

99.13            Amendment No. 1, dated as of August 1,     28.20 to APS' Form S-3 Registration     1-4473             8-10-87
                 1987, to Participation Agreement, dated    Statement No. 33-9480 by means of a
                 as of December 15, 1986, among PVNGS       November 6, 1986 Form 8-K Report
                 Funding Corp., Inc. as Funding
                 Corporation, The First National Bank of
                 Boston, as Owner Trustee, Chemical Bank,
                 as Indenture Trustee, APS, and the Owner
                 Participant named therein

99.14            Amendment No. 2, dated as of March 17,     28.5 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 1993, to Participation Agreement, dated
                 as of December 15, 1986, among PVNGS
                 Funding Corp., Inc., PVNGS II Funding
                 Corp., Inc., The First National Bank of
                 Boston, in its individual capacity and as
                 Owner Trustee, Chemical Bank, in its
                 individual capacity and as Indenture
                 Trustee, APS, and the Owner Participant
                 named therein

99.15            Trust Indenture, Mortgage, Security        10.2 to APS' November 18, 1986 Form     1-4473             1-20-87
                 Agreement and Assignment of Facility       8-K Report
                 Lease, dated as of December 15, 1986,
                 between The First National Bank of
                 Boston, as Owner Trustee, and Chemical
                 Bank, as Indenture Trustee

99.16            Supplemental Indenture No. 1, dated as of  4.13 to APS' Form S-3 Registration      1-4473             8-24-87
                 August 1, 1987, to Trust Indenture,        Statement No. 33-9480 by means of
                 Mortgage, Security Agreement and           August 1, 1987 Form 8-K Report
                 Assignment of Facility Lease, dated as of
                 December 15, 1986, between The First
                 National Bank of Boston, as Owner
                 Trustee, and Chemical Bank, as Indenture
                 Trustee

99.17            Supplemental Indenture No. 2 to Trust      4.5 to APS' 1992 Form 10-K Report       1-4473             3-30-93
                 Indenture, Mortgage, Security Agreement
                 and Assignment of Facility Lease, dated
                 as of December 15, 1986, between The
                 First National Bank of Boston, as Owner
                 Trustee, and Chemical Bank, as Lease
                 Indenture Trustee

99.18            Assignment, Assumption and Further         10.5 to APS' November 18, 1986 Form     1-4473             1-20-87
                 Agreement, dated as of December 15, 1986,  8-K Report
                 between APS and The First National Bank
                 of Boston, as Owner Trustee

99.19            Amendment No. 1, dated as of March 17,     28.7 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 1993, to Assignment, Assumption and
                 Further Agreement, dated as of December
                 15, 1986, between APS and The First
                 National Bank of Boston, as Owner Trustee

99.20b           Refinancing Agreement, as amended,         28.1 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 including Exhibits thereto, among the
                 Equity Participant named therein, as
                 Equity Participant, PVNGS Funding Corp.,
                 Inc., as Old Funding Corporation, PVNGS
                 II Funding Corp., Inc., as Funding Corp.,
                 Chemical Bank, as Lease Indenture
                 Trustee, The First National Bank of
                 Boston, as Owner Trustee, and APS, as
                 Lessee

99.21            Refinancing Agreement, as amended,         28.2 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 including Exhibits thereto, among the
                 Owner Participant named therein, as Owner
                 Participant, PVNGS Funding Corp., Inc.,
                 as Old Funding Corporation, PVNGS II
                 Funding Corp., Inc., as Funding Corp.,
                 Chemical Bank, as Lease Indenture
                 Trustee, The First National Bank of
                 Boston, as Owner Trustee, and APS, as
                 Lessee

99.22b           Indemnity Agreement dated as of March 17,  28.3 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 1993 by APS

99.23a           Amendment No. 2 dated as of July 18, 1991  28.5 to APS' Form S-3 Registration      1-4473             2-10-93
                 to Reimbursement Agreement dated as of     Statement No. 33-57822
                 August 1, 1986, between APS and Morgan
                 Guaranty Trust Company of New York

99.24            Extension Letter, dated as of August 13,   28.20 to APS' Form S-3 Registration     1-4473             8-10-87
                 1987, from the signatories of the          Statement No. 33-9480 by means of a
                 Participation Agreement to Chemical Bank   November 6, 1986 Form 8-K Report

99.25            Pledge Agreement dated as of January 31,   28.1 to APS' January 21, 1990 Form 8-K  1-4473             2-15-90
                 1990, between Pinnacle West Capital        Report
                 Corporation as Pledgor and Citibank, N.A.
                 as Collateral Agent

99.26            Arizona Corporation Commission Order       28.1 to APS' 1991 Form 10-K Report      1-4473             3-19-92
                 dated December 6, 1991
- ----------

    (a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

    (b) An additional document, substantially identical in all material respects to this Exhibit, has been entered into, relating to an additional
Equity Participant. Although such additional document may differ in other respects (such as dollar amounts, percentages, tax indemnity matters, and dates of execution), there are no material details in which such document differs from this Exhibit.

    (c)  Additional  agreements,   substantially  identical  in  all  material
respects to  this  Exhibit  have been  entered into  with  additional persons.
managers  of APS.  Although  such  additional  documents  may differ  in other respects  (such as  dollar  amounts  and  dates of  execution),  there  are no material details in which such agreements differ from this Exhibit.

REPORTS ON FORM 8-K

    During the quarter ended December 31, 1993, and the period ended March 30, 1994, the Company filed the following Reports on Form 8-K:

    Report dated December 15, 1993, regarding (i) inspections of the steam generators of the Palo Verde units and related issues and (ii) APS' settlement agreement with a former contract employee.

    Report dated January 24, 1994 regarding the settlement and dismissal of certain lawsuits involving the Company, one of the lawsuits being partially dismissed.


                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PINNACLE WEST CAPITAL CORPORATION
                                               (Registrant)

Date: March 30, 1994                           RICHARD SNELL
                          ----------------------------------------------------
                          (Richard Snell, Chairman of the Board of Directors,
                                 President and Chief Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





               Signature                         Title               Date
               ---------                         -----               ----

               RICHARD SNELL              Principal Executive   March 30, 1994
- ----------------------------------------  Officer and Director
(Richard Snell, Chairman of the Board of
               Directors,
 President and Chief Executive Officer)

               H. B. SARGENT              Principal Financial   March 30, 1994
- ----------------------------------------  Officer, Principal
(H. B. Sargent, Executive Vice President  Accounting Officer
      and Chief Financial Officer)        and Director

             O. MARK DE MICHELE           Director              March 30, 1994
- ----------------------------------------
          (O. Mark De Michele)

                PAMELA GRANT              Director              March 30, 1994
- ----------------------------------------
             (Pamela Grant)

           ROY A. HERBERGER, JR.          Director              March 30, 1994
- ----------------------------------------
        (Roy A. Herberger, Jr.)

              MARTHA O. HESSE             Director              March 30, 1994
- ----------------------------------------
           (Martha O. Hesse)

          WILLIAM S. JAMIESON, JR.        Director              March 30, 1994
- ----------------------------------------
       (William S. Jamieson, Jr.)

            JOHN R. NORTON, III           Director              March 30, 1994
- ----------------------------------------
         (John R. Norton, III)

            DONALD N. SOLDWEDEL           Director              March 30, 1994
- ----------------------------------------
         (Donald N. Soldwedel)

              DOUGLAS J. WALL             Director              March 30, 1994
- ----------------------------------------
           (Douglas J. Wall)



                                   APPENDIX

    In accordance with Item 304 of Regulation S-T of the Securities Exchange Act of 1934, APS' Service Territory map contained in this Form 10-K is a map of the state of Arizona showing APS' service area, the location of its major power plants and principal transmission lines, and the location of transmission lines operated by APS for others. The major power plants shown on such map are the Navajo Generating Station located in Coconino County, Arizona; the Four Corners Power Plant located near Farmington, New Mexico; the Cholla Power Plant, located in Navajo County, Arizona; the Yucca Power Plant, located near Yuma, Arizona; and the Palo Verde Nuclear Generating Station, located about 55 miles west of Phoenix, Arizona (each of which plants is reflected on such map as being jointly owned with other utilities), as well as the Ocotillo Power Plant and West Phoenix Power Plant, each located near Phoenix, Arizona, and the Saguaro Power Plant, located near Tucson, Arizona. APS' major transmission lines shown on such map are reflected as running between the power plants named above and certain major cities in the state of Arizona. The transmission lines operated for others shown on such map are reflected as running from the Four Corners Plant through a portion of northern Arizona to the California border.


                                                 COMMISSION FILE NUMBER 1-8962
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                --------------

                                 EXHIBITS TO

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                --------------

                      PINNACLE WEST CAPITAL CORPORATION

              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                              INDEX TO EXHIBITS



Exhibit No.  Description
- -----------  -----------
10.1    --   Summary  of the  Pinnacle West Capital  Corporation  1994 Bonus
             Plan

22      --   Subsidiaries of the Company

23.1    --   Consent of Deloitte & Touche