Form 10-Q
period 1994-03-31
PINNACLE WEST CAPITAL CORP
filed 1994-05-16
CIK 764622

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

            [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1994
                              -------------------------
                                     OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              ------------------       -------------------
Commission file number   1-8962


                      PINNACLE WEST CAPITAL CORPORATION
           (Exact name of registrant as specified in its charter)

          Arizona                                      86-0512431
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


    400 E. Van Buren St., P. O. Box 52132, Phoenix, Arizona    85072-2132
    (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code   602-379-2500

- - ----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                        Yes  / X /           No /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Number of shares of common stock, no par value,
                   outstanding as May 6, 1994  87,413,597

                                  Glossary


 ACC - Arizona Corporation Commission

 ACC Order - Final order of the ACC approving the Settlement
 Agreement

 ACC Staff - Staff of the Arizona Corporation Commission

 AFUDC - Allowance for funds used during construction

 ALJ - DOL Administrative Law Judge

 APS - Arizona Public Service Company

 cents/kWh - Cents per kilowatt-hour

 Company - Pinnacle West Capital Corporation

 DOL - U. S. Department of Labor

 El Dorado - El Dorado Investment Company

 EPEC - El Paso Electric Company

 Four Corners - Four Corners Power Plant

 ITCs - Investment tax credits

 1991 Settlement - December 1991 rate case settlement

 1993 10-K - Pinnacle West Capital Corporation Annual Report on Form 10-K
             for the fiscal year ended December 31, 1993

 Malapai - Malapai Resources Company

 MeraBank - MeraBank, A Federal Savings Bank

 NRC - Nuclear Regulatory Commission

 Palo Verde - Palo Verde Nuclear Generating Station

 Pinnacle West - Pinnacle West Capital Corporation

 SFAS No. 106 - Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions"

 SFAS No. 112 - Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits"

 Settlement Agreement - Rate Settlement Agreement between APS and the ACC Staff dated April 20, 1994

 SunCor - SunCor Development Company

                      PART 1. FINANCIAL INFORMATION

 Item 1. Financial Statements.

                    PINNACLE WEST CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
             (Dollars in thousands, except per share amounts)

                                                  Three Months Ended
                                                       March 31,
                                                  1994          1993
                                               ----------     ----------
 Operating Revenues
    Electric                                   $  365,176     $  371,303
    Real estate                                     9,424          3,799
                                               ----------     ----------
 Total                                            374,600        375,102
                                               ----------     ----------
 Fuel Expenses
    Fuel for electric generation                   57,968         55,008
    Purchased power                                10,063         10,496
                                               ----------     ----------
 Total                                             68,031         65,504
                                               ----------     ----------
 Operating Expenses
    Utility operations and maintenance             97,621         91,111
    Real estate operations                          8,661          3,870
    Depreciation and amortization                  58,195         55,726
    Taxes other than income taxes                  53,622         51,556
                                               ----------     ----------
 Total                                            218,099        202,263
                                               ----------     ----------
 Operating Income                                  88,470        107,335
                                               ----------     ----------
 Other Income (Deductions)
    Allowance for equity funds used
      during construction                             846            652
    Palo Verde accretion income                    19,980         17,990
    Interest on long-term debt                    (56,364)       (61,418)
    Other interest                                 (3,987)        (3,888)
    Allowance for borrowed funds used
      during construction                           1,167            886
    Preferred stock dividend requirements
      of APS                                       (7,510)        (7,889)
    Other--net                                        230            288
                                               ----------     ----------
 Total                                            (45,638)       (53,379)
                                               ----------     ----------
 Income From Continuing Operations
      Before Income Taxes                          42,832         53,956
 Income Tax Expense                                21,213         26,482
                                               ----------     ----------
 Income From Continuing Operations                 21,619         27,474
 Cumulative Effect of Change
      in Accounting for Income Taxes                   --         19,252
                                               ----------     ----------
 Net Income                                    $   21,619     $   46,726
                                               ==========     ==========

 Average Common Shares Outstanding             87,418,161     87,159,530

 Earnings Per Average Common Share
   Outstanding:
      Continuing Operations                    $     0.25    $      0.32
      Accounting Change                                --           0.22
                                               ----------     ----------
 Total                                         $     0.25     $     0.54
                                               ==========     ==========

 Dividends Declared Per Share                  $     0.20             --
                                               ==========     ==========

 See Notes to Consolidated Financial Statements.

                    PINNACLE WEST CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
             (Dollars in thousands, except per share amounts)

                                                  Twelve Months Ended
                                                       March 31,
                                                  1994          1993
 Operating Revenues                            ----------     ----------
    Electric                                   $1,680,163     $1,696,035
    Real estate                                    37,873         21,435
                                               ----------     ----------
 Total                                          1,718,036      1,717,470
                                               ----------     ----------
 Fuel Expenses
    Fuel for electric generation                  234,394        239,240
    Purchased power                                68,679         57,604
                                               ----------     ----------
 Total                                            303,073        296,844
                                               ----------     ----------
 Operating Expenses
    Utility operations and maintenance            407,726        385,219
    Real estate operations                         43,011         28,402
    Depreciation and amortization                 226,027        221,219
    Taxes other than income taxes                 224,411        218,382
                                               ----------     ----------
 Total                                            901,175        853,222
                                               ----------     ----------
 Operating Income                                 513,788        567,404
                                               ----------     ----------
 Other Income (Deductions)
    Allowance for equity funds used
      during construction                           2,520          3,049
    Palo Verde accretion income                    76,870         69,213
    Interest on long-term debt                   (240,907)      (259,971)
    Other interest                                (16,604)       (14,071)
    Allowance for borrowed funds used
      during construction                           4,434          4,151
    Preferred stock dividend requirements
      of APS                                      (30,461)       (32,017)
    Other--net                                     (2,340)       (12,369)
                                               ----------     ----------
 Total                                           (206,488)      (242,015)
                                               ----------     ----------
 Income From Continuing Operations
   Before Income Taxes                            307,300        325,389
 Income Tax Expense                               143,177        155,238
                                               ----------     ----------
 Income From Continuing Operations                164,123        170,151
 Income From Discontinued Operations -
      Net of Income Tax                                --          6,000
 Cumulative Effect of Change
      in Accounting for Income Taxes                   --         19,252
                                               ----------     ----------
 Net Income                                    $  164,123     $  195,403
                                               ==========     ==========

 Average Common Shares Outstanding             87,305,670     87,078,775

 Earnings Per Average Common Share
 Outstanding:
      Continuing Operations                    $     1.88     $     1.95
      Discontinued Operations                          --           0.07
      Accounting Change                                --           0.22
                                               ----------     ----------
 Total                                         $     1.88     $     2.24
                                               ==========     ==========

 Dividends Declared Per Share                  $      .40             --
                                               ==========     ==========

 See Notes to Consolidated Financial Statements.

                    PINNACLE WEST CAPITAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                  ASSETS
                          (Thousands of Dollars)

                                                March 31,       December
                                                                   31,
                                                  1994            1993
                                               -----------    -----------
 Current Assets
    Cash and cash equivalents                  $    75,489    $    52,127
    Customer and other receivables--net            104,127        126,343
    Accrued utility revenues                        48,241         60,356
    Material and supplies                           96,150         96,174
    Fossil fuel                                     29,832         34,220
    Deferred income taxes                           98,136        100,234
    Other current assets                            15,996         13,782
                                               -----------    -----------
       Total current assets                        467,971        483,236
                                               -----------    -----------
 Investments and Other Assets
    Real estate investments--net                   400,169        402,873
    Other assets                                   137,141        136,074
                                               -----------    -----------
       Total investments and other assets          537,310        538,947
                                               -----------    -----------
 Utility Plant
    Electric plant in service, including
      nuclear fuel                               6,530,130      6,462,589
    Construction work in progress                  166,431        197,556
                                               -----------    -----------
       Total utility plant                       6,696,561      6,660,145
    Less accumulated depreciation and
      amortization                               2,079,603      2,058,895
                                               -----------    -----------
       Net utility plant                         4,616,958      4,601,250
                                               -----------    -----------
 Deferred Debits
    Regulatory asset for income taxes              580,761        585,294
    Palo Verde Unit 3 cost deferral                299,457        301,748
    Palo Verde Unit 2 cost deferral                176,483        177,998
    Other deferred debits                          268,300        268,326
                                               -----------    -----------
       Total deferred debits                     1,325,001      1,333,366
                                               -----------    -----------
 Total Assets                                  $ 6,947,240    $ 6,956,799
                                               ===========    ===========

 See Notes to Consolidated Financial Statements.

                     PINNACLE WEST CAPITAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                           LIABILITIES AND EQUITY
                           (Thousands of Dollars)

                                                March 31,     December 31,
                                                   1994           1993
                                                -----------     -----------
 Current Liabilities
    Accounts payable                            $    66,626     $    97,489
    Accrued taxes                                   134,189          96,303
    Accrued interest                                 47,918          57,674
    Short-term borrowings                            79,000         148,000
    Current maturities of long-term debt             75,278          78,841
    Other current liabilities                        67,944          60,845
                                                -----------     -----------
       Total current liabilities                    470,955         539,152
                                                -----------     -----------
 Non-Current Liabilities
    Long-term debt less current maturities        2,693,066       2,633,620
    Other liabilities                                 7,798           8,246
                                                -----------     -----------
       Total non-current liabilities              2,700,864       2,641,866
                                                -----------     -----------
 Deferred Credits and Other
    Deferred income taxes                         1,288,622       1,278,673
    Deferred investment tax credit                  126,242         127,331
    Unamortized gain - sale of utility plant        105,146         107,344
    Other deferred credits                          224,634         221,762
                                                -----------     -----------
       Total deferred credits and other           1,744,644       1,735,110
                                                -----------     -----------
 Commitments and Contingencies
 (Notes 6 and 7)

 Minority Interests
    Non-redeemable preferred stock of APS           193,561         193,561
                                                -----------     -----------
    Redeemable preferred stock of APS               183,400         197,610
                                                -----------     -----------
 Common Stock Equity
    Common stock, no par value                    1,642,965       1,642,783
    Retained earnings                                10,851           6,717
                                                -----------     -----------
       Total common stock equity                  1,653,816       1,649,500
                                                -----------     -----------
 Total Liabilities and Equity                   $ 6,947,240     $ 6,956,799
                                                ===========     ===========

 See Notes to Consolidated Financial Statements.

                    PINNACLE WEST CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                          (THOUSANDS OF DOLLARS)
                                                  Three Months Ended
                                                       March 31,
                                                  1994            1993
                                                ---------      ---------
 Cash Flows From Operating Activities
     Income from continuing operations
       before cumulative effect of
       accounting change                        $  21,619      $  27,474
    Items not requiring cash
       Depreciation and amortization               65,030         67,054
       Deferred income taxes--net                  16,580         45,130
       Provision for rate refund                   (5,344)        (5,344)
       Palo Verde accretion income                (19,980)       (17,990)
       Other--net                                  (1,665)          (930)
    Changes in current assets and
      liabilities
       Accounts receivable--net                    22,216         38,461
       Accrued utility revenues                    12,115          7,084
       Materials, supplies and fossil fuel          4,412          5,831
       Other current assets                        (2,214)       (51,009)
       Accounts payable                           (18,785)       (33,156)
       Accrued taxes                               37,886         12,554
       Accrued interest                            (9,756)           618
       Other current liabilities                   12,443         (4,947)
    Additions to real estate                       (3,666)        (4,359)
    Sales of real estate                            5,988          2,393
    Other--net                                        860          4,918
                                                ---------      ---------
 Net Cash Flow Provided By Operating
   Activities                                     137,739         93,782
                                                ---------      ---------
 Cash Flows From Investing Activities
    Capital expenditures                          (68,684)       (43,533)
    Allowance for equity funds used during
      construction                                    846            652
    Other--net                                     (1,101)        (4,684)
                                                ---------      ---------
 Net Cash Flow Used For Investing Activities      (68,939)       (47,565)
                                                ---------      ---------
 Cash Flows From Financing Activities
    Issuance of long-term debt                    123,899        147,264
    Short-term debt--net                          (69,000)      (171,000)
    Dividends paid on common stock                (17,486)            --
    Repayment of long-term debt                   (68,823)       (37,000)
    Redemption of preferred stock                 (14,225)        (4,510)
    Other--net                                        197           (522)
                                                ---------      ---------
 Net Cash Flow Used For Financing Activities      (45,438)       (65,768)
                                                ---------      ---------
 Net Cash Flow                                     23,362        (19,551)
 Cash and Cash Equivalents at Beginning of
   Period                                          52,127         87,926
                                                ---------      ---------
 Cash and Cash Equivalents at End of Period     $  75,489      $  68,375
                                                =========      =========

 Supplemental Disclosure of Cash Flow
 Information:
    Cash paid during the period for:
       Interest, net of amounts capitalized     $  65,889      $  60,744
       Income taxes                                    --      $     575

 See Notes to Consolidated Financial Statements.

                      PINNACLE WEST CAPITAL CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Pinnacle West and its subsidiaries: APS, SunCor and El Dorado. All significant intercompany balances and transactions have been eliminated. Certain prior-year balances have been reclassified to conform to the 1994 presentation.

2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Pinnacle West and its subsidiaries as of March 31, 1994, the results of their operations for the three months and twelve months ended March 31, 1994 and 1993, and their cash flows for the three months ended March 31, 1994 and 1993. It is suggested that these consolidated financial statements and notes to consolidated financial statements be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the 1993 10-K.

3. The operations of APS are subject to seasonal fluctuations, with variations occurring in energy usage by customers from season to season and from month to month within a season, primarily as a result of changing weather conditions. For this and other reasons, Pinnacle West's consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization since December 31, 1993.

5. On April 20, 1994, APS and the ACC Staff entered into a Rate Settlement Agreement. Pursuant to the terms of the Settlement Agreement, APS' annual retail rates would be reduced by approximately $32.3 million, or approximately 2.2%. The rate decrease would be effective on the date the ACC issues a final order approving the Settlement Agreement (the "ACC Order"); if the ACC Order is appealed or judicial review of the ACC Order is sought, the parties would no longer be bound by the terms of the Settlement Agreement, in which case the rate reduction would cease and APS would be entitled to recover any revenue reduction experienced by it to that point. If the ACC does not issue the ACC Order on or before June 1, 1994, the Settlement Agreement will be deemed to be automatically withdrawn. The following description of the Settlement Agreement is a summary, and is qualified in its entirety by the Settlement Agreement, which is incorporated herein by reference to Exhibit 10.1 to APS' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.



     Future Retail Rate Changes

     Neither APS nor the ACC Staff would file for a permanent change to the Company's general rates and charges prior to December 31, 1996 (the "Rate Moratorium Period"), except (i) in the event of an emergency, such as APS' inability to finance on reasonable terms or material increases in APS' cost of service as a result of federal, tribal, state or local laws, regulatory requirements or orders; (ii) for changes relating to specific rate schedules or terms and conditions of service that do not significantly affect the overall earnings of APS; and (iii) in the case of certain individual large customers, the ACC Staff will expeditiously review any APS tariff or contract filing for such customers and recommend that such filings be decided promptly by the ACC.

     If APS files its next general rate application before January 1, 1998, the ACC would render its decision no later than twelve (12) months after the filing, subject to certain exceptions, and APS and the ACC Staff would use their best efforts to settle the rate request within six (6) months of the filing.

     If the next general rate proceeding results in no increase in residential rates, the ACC would compare APS' costs of service during the test period under review for fuel expense and operation and maintenance for all sales (including sales for resale, but excluding interchange and non-traditional sales) to a target cost of service index of 3.63 cents/kWh. Forty-five percent (45%) of any cost savings below the target cost of 3.63 cents/kWh would be added to APS' otherwise appropriate revenue requirement in such rate proceeding. APS' cost of service index for these items during 1993 was 3.71 cents/kWh.

     All three Palo Verde units are, and in future rate cases would be, included in APS' rate base as "used and useful," less the net prudence disallowance required by the December 1991 rate case settlement (the "1991 Settlement"). The ACC could re-examine this position in future general rate cases in the event of significant changes in the operating characteristics, reliability, or efficiency of any or all of the Palo Verde units, or if any unit is derated. In addition, the "in-lieu" refund obligation resulting from the 1991 Settlement would be deemed fully discharged as of the date of the ACC Order. See Note 3 of Notes to Consolidated Financial Statements in
Part II, Item 8 of the 1993 10-K for additional information regarding the 1991 Settlement.

     Decommissioning Funding

     The rates authorized by the Settlement Agreement would include an annual jurisdictional allowance for decommissioning funding for all three Palo Verde units at the following levels: Unit 1 ($3.621 million); Unit 2 ($3.877 million); and Unit 3 ($3.405 million). See Note 1.G of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1993 10-K for additional information regarding APS' decommissioning obligations.

     Renewable Resources/Demand Side Management

     APS would spend specified amounts over a three-year period on renewable resources and demand side management projects and, on or before December 31, 1994, would submit to the ACC Staff a three-year renewable resource plan containing specified elements. See Paragraph K of the Settlement Agreement, incorporated by reference herein, for further details regarding renewable resources and demand side management.

     Investment Tax Credits

     APS would, upon the receipt of a favorable ruling from the Internal Revenue Service, amortize below the line its jurisdictional unamortized investment tax credits ("ITCs") over a five (5) year period beginning with calendar year 1995 instead of the current amortization schedule of twenty-five (25) years. After such five (5) year period all such amortized ITCs would be treated as fully restored to APS' rate base in any future ratemaking proceedings. Because of the non-cash earnings that would result from APS' (i) accelerated amortization of ITCs during the 1995-1999 period; and (ii) recognition of the removal of a regulatory liability (associated with the 1991 Settlement) as income during 1994, APS does not expect its earnings would be significantly affected if the Settlement Agreement were to become effective.

     Pricing and Operating Procedures

     The ACC Staff and APS would meet in a good faith attempt to develop new pricing and operating procedures that are responsive to market conditions, competitive pressures in the electric utility industry, and the ACC's relationship to regulated utilities and their customers. The parties would submit a report to the ACC within twelve (12) months of the ACC Order and seek prompt ACC approval of recommendations that would assist APS in achieving its residential price stability goals and enhancing its competitiveness related to non-residential customers.

     The ACC has scheduled a public hearing on the Settlement Agreement to be held on May 13, 1994. APS cannot currently predict whether, or when, the Settlement Agreement will be approved by the ACC and become effective.

6. The Palo Verde participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industrywide retrospective assessment program. The maximum assessment per reactor under the retrospective rating program for each nuclear incident is approximately $79 million, subject to an annual limit of $10 million per incident. Based upon APS' 29.1% interest in the three Palo Verde units, APS' maximum potential assessment per incident is approximately $69 million, with an annual payment limitation of $8.73 million.

     The Palo Verde participants maintain "all risk" (including nuclear hazards) insurance for property damage to, and decontamination and decommissioning of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. APS has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

7. Tube cracking in the steam generators of Palo Verde adversely affected APS' operations in 1993, and will continue to do so in 1994 and probably into 1995, because of the cost of replacement power and maintenance expense associated with unit outages and corrective actions required to deal with the issue.

     Palo Verde Unit 2

     The operation of Palo Verde Unit 2 has been particularly affected by this issue. APS has encountered axial tube cracking in the upper regions of the two steam generators in Unit 2. This form of tube degradation is uncommon in the industry and, in March 1993, led to a tube rupture and an outage of the unit that extended to September 1993, during which the unit was refueled. In March 1994, a mid-cycle inspection outage was completed which revealed further tube degradation in Unit 2. The outage included, among other things, inspecting and chemically cleaning each of Unit 2's steam generators, and subsequently starting the unit up using boric acid in the secondary water system. Unit 2 is scheduled for another mid-cycle inspection outage in the fall of 1994. The Unit 2 refueling and maintenance outage which was originally planned for the fall of 1994 is now scheduled to be completed in early 1995.

     Palo Verde Unit 3

     Palo Verde Unit 3 is currently in a refueling outage, during which APS is inspecting and has chemically cleaned each of Unit 3's two steam generators, and the unit will be started up with boric acid in the secondary water system. APS' inspection of these generators has revealed axial cracking in a small number of tubes in the upper regions of each of the generators. As a result, APS has expanded the scope of its inspections of these steam generators to obtain additional information about the extent and severity of the axial cracking. The expanded inspection in one of the steam generators has been completed. APS expects that the expanded inspection in the other steam generator will be completed within the next week. APS currently expects that Unit 3 will be restarted in June. However, in light of the axial cracking that APS has found to date, APS anticipates that Unit 3 would be removed from service in late 1994 for a mid-cycle inspection of steam generators.

     Palo Verde Unit 1

     Palo Verde Unit 1 is scheduled for a refueling outage beginning in March 1995. In late 1993 APS concluded that Unit 1 could be safely operated until the 1995 outage and submitted its supporting analysis to the NRC. However, in light of the axial cracking found in the Unit 3 steam generators, APS is currently evaluating the potential need for a mid-cycle steam generator tube inspection outage in Unit 1 late in 1994.

     General

     Although its analysis is not yet completed, APS believes that the axial cracking in the Unit 2 and Unit 3 steam generator tubes is due to the susceptibility of tube materials to a combination of deposits on the tubes and the relatively high temperatures at which all three units are currently designed to operate. APS also believes that it can retard further tube degradation to acceptable levels by remedial actions, which include chemically cleaning the generators and performing analyses and adjustments that will allow the units to be operated at lower temperatures without appreciably reducing their power output. Chemical cleaning has been completed in Unit 2 and was completed in Unit 3 during its current refueling outage. The temperature analyses should be concluded within the next several months. In the meantime, the lower temperatures will be achieved by operating the units at less than full power (86%).

     APS previously reported that all three units should be returned to full power by mid-1995, and one or more of the units could be returned to full power during 1994. However due to the axial cracking found in Unit 3, APS cannot currently predict when one or more of the units will be returned to full power.

     As a result of the Unit 2 mid-cycle outage and operating the units at reduced power during the three months ended March 31, 1994, APS incurred additional fuel and purchased power costs totaling about $10 million (before income taxes). During the last nine months of 1994, APS expects to incur replacement power costs related to a mid-cycle inspection outage at Unit 2 and operating the three units at 86% power averaging approximately $1.5 million (before income taxes) a month, which costs may continue into 1995. In the event that mid-cycle inspection outages are necessary in late 1994 for Units 1 and 3 and assuming that each such outage will last forty (40) days, the replacement power costs for both outages are estimated to total approximately $7 million (before income taxes). Fuel and purchased power costs increased $15.5 million (before income taxes) in 1993 due to Palo Verde outages and reduced power operations related to steam generator tube cracking.

     APS estimates that additional operations and maintenance expenses totaling approximately $6 million (before income taxes) will be incurred if mid-cycle inspection outages are performed at Units 1 and 3 in late 1994.

     When tube cracks are detected during any outage, the affected tubes are taken out of service by plugging. That has occurred in a number of tubes in all three units, particularly in Unit 2, which is by far the most affected by cracking and plugging. APS expects that because of the foregoing remedial actions the rate of plugging will slow considerably and that, while it may ultimately reach some limit on plugging, it can operate the present steam generators over a number of years.



                      PINNACLE WEST CAPITAL CORPORATION


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months and Twelve Months Ended March 31, 1994 as Compared with Corresponding Periods Ended March 31, 1993.

The following discussion relates to Pinnacle West and its subsidiaries:
APS, SunCor and El Dorado.

LIQUIDITY AND CAPITAL RESOURCES

Pinnacle West

Pinnacle West's cash requirements and its ability to fund those requirements are discussed under "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations in
Part II, Item 7 of the 1993 10-K and under "Business -- The Company -- Capital Requirements" in Part I, Item 1 of the 1993 10-K.

During April 1994, Pinnacle West prepaid $24.2 million of its debt, reducing the aggregate principal amount of its outstanding debt to approximately $540 million.

The Board declared a quarterly dividend of 20 cents per share of common stock, payable on March 1, 1994 to shareholders of record on February 1, 1994, totalling approximately $17.5 million.

APS

For the three months ended March 31, 1994, APS incurred approximately $56 million in construction expenditures, accounting for approximately 20% of the most recently estimated 1994 construction expenditures. APS has estimated total construction expenditures for the years 1994, 1995 and 1996 to be approximately $279 million, $302 million and $293 million, respectively.

Refunding obligations for preferred stock and long-term debt, a capitalized lease obligation and certain anticipated early redemptions are expected to total approximately $167 million, $145 million and $14 million for the years 1994, 1995 and 1996, respectively. During the first three months of 1994, APS refunded approximately $75 million (45%) of the estimated 1994 total.


On March 1, 1994, APS redeemed all of the outstanding shares of its $8.80 Cumulative Preferred Stock, Series K ($100 Par Value) in the amount of $14.21 million. On April 4, 1994, APS redeemed all $60.264 million of its outstanding First Mortgage Bonds, 10 3/4% Series due 2019; for financial reporting purposes, this debt was considered extinguished as of March 31, 1994. On March 2, 1994, APS issued $100 million of its First Mortgage Bonds, 6 5/8% Series due 2004, and applied the net proceeds to the repayment of short term debt that had been incurred for the redemption of preferred stock and for general corporate purposes. On June 1, 1994, pursuant to sinking fund requirements, APS will redeem 100,000 shares of its $8.48 Cumulative Preferred Stock, Series S, and 35,250 shares of its $11.50 Cumulative Preferred Stock, Series R ("Series R Preferred Stock"), both at a redemption price of $100 per share, plus accrued and unpaid dividends. On June 2, 1994, APS will redeem all 248,750 outstanding shares of its Series R Preferred Stock at a redemption price of $105.45 per share, plus accrued and unpaid dividends.

Provisions in APS' mortgage bond indenture and articles of incorporation require certain coverage ratios to be met before APS can issue additional first mortgage bonds or preferred stock. In addition, the mortgage bond indenture limits the amount of additional bonds which may be issued to a percentage of net property additions, to property previously pledged as security for certain bonds that have been redeemed or retired and/or cash deposited with the mortgage bond trustee. As of March 31, 1994, APS estimates that the mortgage bond indenture and the articles of incorporation would have allowed APS to issue up to approximately $1.21 billion and $892 million of additional first mortgage bonds and preferred stock, respectively.

The ACC has authority over APS with respect to the issuance of long-term debt and equity securities. Existing ACC orders allow APS to have up to approximately $2.6 billion in long-term debt and approximately $501 million of preferred stock outstanding at any one time. APS does not expect any of the foregoing restrictions to limit its ability to meet its capital requirements.


RESULTS OF OPERATIONS

The following table shows the income and/or loss of Pinnacle West and its subsidiaries for the three-month and twelve-month periods ended March 31, 1994 and 1993:

                                INCOME (LOSS)
                                 (Unaudited)
                           (Dollars in Thousands)

                                  Three Months Ended    Twelve Months Ended
                                      March 31,              March 31,
                                   1994      1993        1994         1993
                                   ----      ----        ----         ----
 APS                             $30,958  $ 39,277    $211,227     $231,043
 SunCor                              964       338      (3,364)      (5,732)
 El Dorado                          (426)     (185)     (4,145)      (2,862)
 Pinnacle West <1>                (9,877)  (11,956)    (39,595)     (52,298)
                                 -------   -------    --------      -------
 INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE    21,619    27,474     164,123      170,151
 INCOME FROM DISCONTINUED
   OPERATIONS                         --        --          --        6,000
 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR INCOME TAXES        --    19,252          --       19,252
                                 -------   -------    --------      -------
 NET INCOME (LOSS)               $21,619   $46,726    $164,123     $195,403
                                 =======   =======    ========      =======


APS


               <1> Includes Pinnacle West's interest expense and operating expenses net of income tax benefits. Income tax benefits are as follows (in thousands): $6,726 and $7,757 for the three months ended March 31, 1994 and 1993, respectively; and $39,447 and $37,824 for the twelve months ended March 31, 1994 and 1993, respectively.


Operating Results - Three-month period ended March 31, 1994 compared to three-month period ended March 31, 1993

     APS' income decreased in the three-month period ended March 31, 1994 primarily due to increased operations and maintenance expenses and lower operating revenues. Operations and maintenance expenses increased primarily due to a mid-cycle outage at Palo Verde Unit 2 (see Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report). Interchange sales to other utilities decreased due to reduced generation availability at Palo Verde and increased hydroelectric power availability in the Pacific Northwest. Partially offsetting these factors was a revenue increase due to customer growth.

Operating Results - Twelve-month period ended March 31, 1994 compared to twelve-month period ended March 31, 1993

     APS' income decreased in the twelve-month period ended March 31, 1994 primarily due to increased operations and maintenance expenses, lower operating revenues, and higher purchased power costs, partially offset by lower interest expense. Operations and maintenance expenses increased largely as a result of the implementation of SFAS No. 106 and SFAS No. 112 (see Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1993 10-K). Purchased power expense increased due to reduced generation availability at Palo Verde, partially offset by lower fuel costs related to lower interchange sales. Interchange sales to other utilities decreased due to reduced generation availability at Palo Verde and increased hydroelectric power availability in the Pacific Northwest. Retail sales decreased due to the effects of milder weather. Partially offsetting these decreases was a revenue increase due to customer growth. Interest expense decreased due to refinancing debt at lower rates, lower debt balances and lower rates on variable-rate debt.

Non-utility Operations

Pinnacle West's interest expense decreased in the three-month and twelve-month periods as it continued to prepay its outstanding debt.

SunCor's earnings in the three-month and twelve-month periods were positively impacted by increased land sales.

El Dorado's earnings decreased in the twelve-month period due to lower earnings on venture capital investments.

Non-cash Income

     Consolidated net income reflects accounting practices unique to regulated public utilities and represents a composite of cash and noncash items, including allowance for funds used during construction, accretion income on Palo Verde Unit 3 and the reversal of a refund obligation related to the Palo Verde write-off in December, 1991. See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1993 10-K for additional information regarding Palo Verde Unit 3 accretion income and the reversal of the refund obligation. APS recorded after-tax accretion income and refund obligation reversals in the three months ended March 31, 1994 of $12.1 million and $3.2 million, respectively. APS will record the remaining after-tax accretion income and refund obligation reversals of $8.2 million and $2.4 million, respectively, by June 5, 1994.

Tax Legislation

     On April 4, 1994, a comprehensive tax package was signed into Arizona law that, among other things, reduces the assessment ratio for utility property from the current assessment ratio of 30% to 25%. This reduction will be phased in over a five-year period at one percent per year beginning in 1995. This legislation is expected to reduce or offset the historical rate of growth of APS' property tax expense.

1994 Rate Settlement Agreement

     See Note 5 of Notes to Consolidated Financial Statements in Part I,
Item 1 of this report for a discussion of APS' Rate Settlement Agreement with the ACC Staff.


                         PART II.  OTHER INFORMATION


          The following information relates primarily to Pinnacle West and its principal subsidiary, APS.

ITEM 5.  Other Information

Palo Verde Nuclear Generating Station

     By letter dated July 7, 1993 the NRC advised APS that, as a result of a Recommended Decision and Order by a Department of Labor Administrative Law Judge (the "ALJ") finding that APS discriminated against a former contract employee at Palo Verde because he engaged in "protected activities" (as defined under federal regulations), the NRC intended to schedule an enforcement conference with APS. Following the ALJ's finding, APS investigated various elements of both the substantive allegations and the manner in which the DOL proceedings were conducted. As a result of that investigation, APS determined that one of its employees had falsely testified during the proceedings, that there were inconsistencies in the testimony of another employee and that certain documents were requested in, but not provided during, discovery. The two employees in question are no longer with APS. APS provided the results of its investigation to the ALJ, who referred matters relating to the conduct of two former employees of APS to the U.S. Attorney's office in Phoenix, Arizona. A review by that office is continuing. On December 15, 1993 APS and the former contract employee who had raised the DOL claim entered into a settlement agreement, a part of which was subject to approval by the Secretary of Labor. On March 21, 1994 the Secretary of Labor issued a final order approving the settlement. By letter dated August 10, 1993 APS also provided the results of its investigation to the NRC, and advised the NRC that, as a result of APS' investigation, APS had changed its position opposing the finding of discrimination. The NRC is investigating this matter and APS is fully cooperating with the NRC in this regard.

    By letter dated April 1, 1994 the NRC sent a Notice of Violation and Proposed Imposition of Civil Penalty notifying APS, as Palo Verde operating agent, that the NRC proposes to impose a civil penalty in the amount of $100,000 for two violations aggregated into one "Severity Level III" problem. The notice relates to two APS-identified violations of NRC regulatory requirements and Palo Verde security procedures involving failure to ensure that a contractor of APS (1) conducted adequate background investigations before APS granted certain individuals unescorted site access to Palo Verde, and (2) required annual audits of private investigative agencies that assisted the contractor in conducting background investigations. On April 29, 1994 APS responded to the notice and paid the $100,000 penalty.

     See Note 7 of Notes to Financial Statements in Part I, Item 1 of this report for a discussion of the Unit 2 steam generator tube rupture event and related issues, including inspections of the Unit 1 and Unit 3 steam generators. See also "Palo Verde Nuclear Generating Station" in Item 5 in the Company's Current Report on Form 8-K dated April 30, 1994 for additional information regarding these issues.

    Construction and Financing Programs

     See "Liquidity and Capital Resources" in Part I, Item 2 of this report for a discussion of APS' construction and financing programs.


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

    The Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation Section 201.24 by reference to the filings set forth below:

                                 Originally Filed                     Date
Exhibit No.     Description         as Exhibit         File No.    Effective
- - -----------     -----------      ----------------      --------    ---------


10.1          Rate Settlement    10.1 to APS'           1-4473      5/13/94
              Agreement dated    March 1994
              April 20, 1994     Form 10-Q Report
              between APS and
              the ACC Staff



(b)  Reports on Form 8-K

     During the quarter ended March 31, 1994 and for the period ended May 13, 1994, the Company filed the following Reports on Form 8-K:

     Report filed January 24, 1994 regarding the settlement of pending litigation.

     Report filed February 22, 1994 regarding (i) inspections of the steam generators of the Palo Verde units and related issues, and (ii) APS' settlement agreement with a former contract employee.

     Report filed May 10, 1994 regarding the inspection of the Palo Verde Unit 3 steam generators and related issues.


                                  SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PINNACLE WEST CAPITAL CORPORATION
                                       (Registrant)




                              By:       Henry Sargent
                                   --------------------------------
                                   Henry Sargent
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer and
                                   Officer Duly Authorized to sign
                                   this Report)


Dated:  May 13, 1994