Form 10-Q
period 1994-06-30
PINNACLE WEST CAPITAL CORP
filed 1994-08-15
CIK 764622

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1994
                              -------------------------
                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ------------------         -------------------
Commission file number   1-8962


                       PINNACLE WEST CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Arizona                                       86-0512431
(State or other jurisdiction               I.R.S. Employer Identification No.)
of incorporation or organization)


 400 E. Van Buren St., P. O. Box 52132, Phoenix, Arizona           85072-2132
 (Address of principal executive offices)                          (Zip Code)

      Registrant's telephone number, including area code    602-379-2500

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

                Number of shares of common stock, no par value,
                   outstanding as August 11, 1994 87,409,486

                                    Glossary


ACC - Arizona Corporation Commission

ACC Order - Final order of the ACC dated June 1, 1994 approving the 1994
            Settlement Agreement

ACC Staff - Staff of the Arizona Corporation Commission

AFUDC - Allowance for funds used during construction

APS - Arizona Public Service Company

cents/kWh - Cents per kilowatt-hour

Company - Pinnacle West Capital Corporation

El Dorado - El Dorado Investment Company

ITCs - Investment tax credits

1991 Settlement - December 1991 retail rate case settlement

1993 10-K - Pinnacle West Capital Corporation Annual Report on Form 10-K
            for the fiscal year ended December 31, 1993

1994 Settlement Agreement - Rate Settlement Agreement between APS and the
                            ACC Staff dated May 27, 1994

NRC - Nuclear Regulatory Commission

Palo Verde - Palo Verde Nuclear Generating Station

Pinnacle West - Pinnacle West Capital Corporation

SFAS No. 106 - Statement of Financial Accounting Standards No.
               106, "Employers' Accounting for Postretirement
               Benefits Other Than Pensions"

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

SunCor - SunCor Development Company

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                      Three Months Ended
                                                            June 30,
                                                       1994            1993
                                                  ------------    ------------
Operating Revenues
   Electric                                       $    417,588    $    407,375
   Real estate                                          15,436           6,277
                                                  ------------    ------------
Total                                                  433,024         413,652
                                                  ------------    ------------
Fuel Expenses
   Fuel for electric generation                         60,090          55,029
   Purchased power                                      16,304          16,577
                                                  ------------    ------------
Total                                                   76,394          71,606
                                                  ------------    ------------
Operating Expenses
   Utility operations and maintenance                  108,444          94,191
   Real estate operations                               15,602           8,209
   Depreciation and amortization                        57,953          55,822
   Taxes other than income taxes                        57,302          54,669
                                                  ------------    ------------
Total                                                  239,301         212,891
                                                  ------------    ------------
Operating Income                                       117,329         129,155
                                                  ------------    ------------
Other Income (Deductions)
   Allowance for equity funds used
     during construction                                   977             758
   Palo Verde accretion income                          13,616          18,469
   Interest on long-term debt                          (57,202)        (63,933)
   Other interest                                       (3,977)         (4,055)
   Allowance for borrowed funds used
     during construction                                 1,350           1,080
   Preferred stock dividend requirements of APS         (6,972)         (7,648)
   Other-net                                            20,095             164
                                                  ------------    ------------
Total                                                  (32,113)        (55,165)
                                                  ------------    ------------
Income From Continuing Operations
     Before Income Taxes                                85,216          73,990
Income Tax Expense                                      36,514          35,091
                                                  ------------    ------------
Net Income                                        $     48,702    $     38,899
                                                  ============    ============

Average Common Shares Outstanding                   87,418,627      87,193,004

Earnings Per Average Common Share Outstanding:    $       0.56    $       0.45
                                                  ============    ============

Dividends Declared Per Share                      $       0.20            --
                                                  ============    ============

See Notes to Consolidated Financial Statements

                       PINNACLE WEST CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                       Six Months Ended
                                                            June 30,
                                                       1994            1993
                                                  ------------    ------------
Operating Revenues
   Electric                                       $    782,764    $    778,678
   Real estate                                          24,860          10,076
                                                  ------------    ------------
Total                                                  807,624         788,754
                                                  ------------    ------------
Fuel Expenses
   Fuel for electric generation                        118,058         110,037
   Purchased power                                      26,367          27,073
                                                  ------------    ------------
Total                                                  144,425         137,110
                                                  ------------    ------------
Operating Expenses
   Utility operations and maintenance                  206,065         185,302
   Real estate operations                               24,263          12,079
   Depreciation and amortization                       116,148         111,548
   Taxes other than income taxes                       110,924         106,225
                                                  ------------    ------------
Total                                                  457,400         415,154
                                                  ------------    ------------
Operating Income                                       205,799         236,490
                                                  ------------    ------------
Other Income (Deductions)
   Allowance for equity funds used
     during construction                                 1,823           1,410
   Palo Verde accretion income                          33,596          36,459
   Interest on long-term debt                         (113,566)       (125,351)
   Other interest                                       (7,964)         (7,943)
   Allowance for borrowed funds used
     during construction                                 2,517           1,966
   Preferred stock dividend requirements of APS        (14,482)        (15,537)
   Other-net                                            20,325             452
                                                  ------------    ------------
Total                                                  (77,751)       (108,544)
                                                  ------------    ------------
Income From Continuing Operations
     Before Income Taxes                               128,048         127,946
Income Tax Expense                                      57,727          61,573
                                                  ------------    ------------
Income From Continuing Operations                       70,321          66,373
Cumulative Effect of Change in Accounting
     for Income Taxes                                     --            19,252
                                                  ------------    ------------
Net Income                                        $     70,321    $     85,625
                                                  ============    ============

Average Common Shares Outstanding                   87,418,395      87,176,359

Earnings Per Average Common Share Outstanding:
     Continuing Operations                        $       0.80    $       0.76
     Accounting Change                                    --              0.22
                                                  ------------    ------------
Total                                             $       0.80    $       0.98
                                                  ============    ============

Dividends Declared Per Share                      $       0.40            --
                                                  ============    ============

See Notes to Consolidated Financial Statements

                       PINNACLE WEST CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                      Twelve Months Ended
                                                             June 30,
                                                       1994            1993
                                                  ------------    ------------
Operating Revenues
   Electric                                       $  1,690,376    $  1,694,398
   Real estate                                          47,032          23,818
                                                  ------------    ------------
Total                                                1,737,408       1,718,216
                                                  ------------    ------------
Fuel Expenses
   Fuel for electric generation                        239,455         241,227
   Purchased power                                      68,406          60,472
                                                  ------------    ------------
Total                                                  307,861         301,699
                                                  ------------    ------------
Operating Expenses
   Utility operations and maintenance                  421,979         385,766
   Real estate operations                               50,404          30,518
   Depreciation and amortization                       228,158         222,272
   Taxes other than income taxes                       227,044         219,481
                                                  ------------    ------------
Total                                                  927,585         858,037
                                                  ------------    ------------
Operating Income                                       501,962         558,480
                                                  ------------    ------------
Other Income (Deductions)
   Allowance for equity funds used
     during construction                                 2,739           2,961
   Palo Verde accretion income                          72,017          71,054
   Interest on long-term debt                         (234,176)       (253,926)
   Other interest                                      (16,526)        (14,849)
   Allowance for borrowed funds used
     during construction                                 4,704           4,022
   Preferred stock dividend requirements of APS        (29,785)        (31,572)
   Other-net                                            17,591          (9,854)
                                                  ------------    ------------
Total                                                 (183,436)       (232,164)
                                                  ------------    ------------
Income From Continuing Operations
     Before Income Taxes                               318,526         326,316
Income Tax Expense                                     144,600         155,992
                                                  ------------    ------------
Income From Continuing Operations                      173,926         170,324
Income From Discontinued Operations --
     Net of Income Tax                                    --             6,000
Cumulative Effect of Change in Accounting
     for Income Taxes                                     --            19,252
                                                  ------------    ------------
Net Income                                        $    173,926    $    195,576
                                                  ============    ============

Average Common Shares Outstanding                   87,361,921      87,116,077

Earnings Per Average Common Share Outstanding:
     Continuing Operations                        $       1.99    $       1.96
     Discontinued Operations                              --              0.07
     Accounting Change                                    --              0.22
                                                  ------------    ------------
Total                                             $       1.99    $       2.25
                                                  ============    ============

Dividends Declared Per Share                      $       0.60            --
                                                  ============    ============

See Notes to Consolidated Financial Statements

                       PINNACLE WEST CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                             (Thousands of Dollars)

                                                June 30,       December 31,
                                                  1994             1993
                                              -----------      -----------
Current Assets
   Cash and cash equivalents                  $    50,796      $    52,127
   Customer and other receivables--net            116,372          126,343
   Accrued utility revenues                        70,472           60,356
   Material and supplies                           95,031           96,174
   Fossil fuel                                     24,577           34,220
   Deferred income taxes                          109,519          100,234
   Other current assets                            16,372           13,782
                                              -----------      -----------
      Total current assets                        483,139          483,236
                                              -----------      -----------
Investments and Other Assets
   Real estate investments--net                   398,127          402,873
   Other assets                                   138,092          136,074
                                              -----------      -----------
      Total investments and other assets          536,219          538,947
                                              -----------      -----------
Utility Plant
   Electric plant in service, including
     nuclear fuel                               6,560,403        6,462,589
   Construction work in progress                  156,104          197,556
                                              -----------      -----------
      Total utility plant                       6,716,507        6,660,145
   Less accumulated depreciation and
     amortization                               2,094,255        2,058,895
                                              -----------      -----------
      Net utility plant                         4,622,252        4,601,250
                                              -----------      -----------
Deferred Debits
   Regulatory asset for income taxes              564,841          585,294
   Palo Verde Unit 3 cost deferral                297,167          301,748
   Palo Verde Unit 2 cost deferral                174,967          177,998
   Other deferred debits                          274,170          268,326
                                              -----------      -----------
      Total deferred debits                     1,311,145        1,333,366
                                              -----------      -----------
Total Assets                                  $ 6,952,755      $ 6,956,799
                                              ===========      ===========

See Notes to Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                             LIABILITIES AND EQUITY
                             (Thousands of Dollars)

                                                    June 30,      December 31,
                                                      1994            1993
                                                   ----------      ----------
Current Liabilities
   Accounts payable                                $   94,572      $   97,489
   Accrued taxes                                       99,043          96,303
   Accrued interest                                    56,817          57,674
   Short-term borrowings                              119,500         148,000
   Current maturities of long-term debt                71,252          78,841
   Other current liabilities                           62,853          60,845
                                                   ----------      ----------
      Total current liabilities                       504,037         539,152
                                                   ----------      ----------
Non-Current Liabilities
   Long-term debt less current maturities           2,668,052       2,633,620
   Other liabilities                                    8,003           8,246
                                                   ----------      ----------
      Total non-current liabilities                 2,676,055       2,641,866
                                                   ----------      ----------
Deferred Credits and Other
   Deferred income taxes                            1,311,170       1,278,673
   Deferred investment tax credit                     124,585         127,331
   Unamortized gain - sale of utility plant           102,948         107,344
   Other deferred credits                             209,898         221,762
                                                   ----------      ----------
      Total deferred credits and other              1,748,601       1,735,110
                                                   ----------      ----------
Commitments and Contingencies (Notes 6 and 7)

Minority Interests
   Non-redeemable preferred stock of APS              193,561         193,561
                                                   ----------      ----------
   Redeemable preferred stock of APS                  145,000         197,610
                                                   ----------      ----------
Common Stock Equity
   Common stock, no par value                       1,643,430       1,642,783
   Retained earnings                                   42,071           6,717
                                                   ----------      ----------
      Total common stock equity                     1,685,501       1,649,500
                                                   ----------      ----------
Total Liabilities and Equity                       $6,952,755      $6,956,799
                                                   ==========      ==========


See Notes to Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (THOUSANDS OF DOLLARS)

                                                          Six Months Ended
                                                               June 30,
                                                           1994       1993
                                                        ---------   ---------
Cash Flows From Operating Activities
   Income from continuing operations before
      cumulative effect of accounting change            $  70,321   $  66,373
   Items not requiring cash
      Depreciation and amortization                       129,799     131,150
      Deferred income taxes--net                           43,665      65,889
      Provision for rate refund                            (9,308)    (10,687)
      Palo Verde accretion income                         (33,596)    (36,459)
      Other--net                                           (2,255)     (3,291)
   Changes in current assets and liabilities
      Accounts receivable--net                              9,971      40,713
      Accrued utility revenues                            (10,116)    (11,505)
      Materials, supplies and fossil fuel                  10,786       5,102
      Other current assets                                 (2,590)     (5,242)
      Accounts payable                                     11,116     (23,574)
      Accrued taxes                                         2,740     (10,148)
      Accrued interest                                       (857)        913
      Other current liabilities                            11,316      (8,058)
   Additions to real estate                               (12,277)    (11,009)
   Sales of real estate                                    15,512       6,273
   Other--net                                             (20,786)     27,145
                                                        ---------   ---------
Net Cash Flow Provided By Operating Activities            213,441     223,585
                                                        ---------   ---------
Cash Flows From Investing Activities
   Capital expenditures                                  (121,691)    (99,942)
   Allowance for equity funds used
     during construction                                    1,823       1,410
   Other--net                                              (1,699)     (5,386)
                                                        ---------   ---------
Net Cash Flow Used For Investing Activities              (121,567)   (103,918)
                                                        ---------   ---------
Cash Flows From Financing Activities
   Issuance of long-term debt                             426,418     147,264
   Short-term debt--net                                   (28,500)    (48,000)
   Dividends paid on common stock                         (34,967)       --
   Repayment of long-term debt                           (404,193)   (224,846)
   Redemption of preferred stock                          (54,096)    (28,040)
   Other--net                                               2,133       2,421
                                                        ---------   ---------
Net Cash Flow Used For Financing Activities               (93,205)   (151,201)
                                                        ---------   ---------
Net Cash Flow                                              (1,331)    (31,534)
Cash and Cash Equivalents at Beginning of Period           52,127      87,926
                                                        ---------   ---------
Cash and Cash Equivalents at End of Period              $  50,796   $  56,392
                                                        =========   =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized              $ 113,924   $ 124,314
      Income taxes                                      $  14,350   $  17,724

See Notes to Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Pinnacle West and its subsidiaries: APS, SunCor and El Dorado. All significant intercompany balances have been eliminated. Certain prior-year balances have been reclassified to conform to the 1994 presentation.

2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Pinnacle West and its subsidiaries as of June 30, 1994, the results of their operations for the three months, six months and twelve months ended June 30, 1994 and 1993, and their cash flows for the six months ended June 30, 1994 and 1993. It is suggested that these consolidated financial statements and notes to consolidated financial statements be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the 1993 10-K.

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

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization since December 31, 1993.

5. By order dated June 1, 1994 (the "ACC Order"), the ACC approved a Settlement Agreement dated May 27, 1994 (the "1994 Settlement Agreement"), between APS and ACC Staff. The 1994 Settlement Agreement replaces the agreement dated April 20, 1994. Pursuant to the terms of the 1994 Settlement Agreement, APS' annual retail rates were reduced by approximately $38.3 million, or approximately 2.7%, effective June 1, 1994. APS will also be allowed to recover through a surcharge up to an additional $6 million for demand side management and renewable resource programs, effective upon ACC approval of its application for such programs. The reduction in retail rates offset by the demand side management surcharge would result in a net rate reduction of approximately 2.2%. The ACC Order is final and non-appealable. The following description of the ACC Order is a summary and is qualified in its entirety by the ACC Order, incorporated herein by reference.

         Future Retail Rate Changes

         Neither APS nor the ACC Staff will file for a permanent change to APS' general rates and charges prior to December 31, 1996 (the "Rate Moratorium Period"), except (i) in the event of an emergency, such as APS' inability to finance on reasonable terms, or material increases in APS' cost of service as a result of federal, tribal, state or local laws, regulatory requirements or orders; (ii) for changes relating to specific rate schedules or terms and conditions of service that do not significantly affect the overall earnings of APS; and (iii) in the case of certain individual large customers, the ACC Staff will expeditiously review any APS tariff or contract filing for such customers and recommend that such filings be decided promptly by the ACC.

         If APS files its next general rate application before January 1, 1998, the ACC will render its decision no later than twelve (12) months after the filing, subject to certain exceptions.

         If the next general rate proceeding results in no increase in residential rates, the ACC will compare APS' costs of service during the test period under review for fuel expense and operation and maintenance for all sales (including sales for resale, but excluding interchange and non-traditional sales for resale) to a target cost of service index of 3.63 cents/kWh. Forty-five percent (45%) of any cost savings below the target cost of 3.63 cents/kWh would be added to APS' otherwise appropriate revenue requirement in such rate proceeding. APS' cost of service index for these items during 1993 was 3.71 cents/kWh.

         All three Palo Verde units are, and in future rate cases will be, included in APS' rate base as "used and useful," less the net prudence disallowance required by the December 1991 rate case settlement (the "1991 Settlement"). As with any of APS' generating facilities, the ACC can re-examine this position in future general rate cases in the event of significant changes in the operating characteristics, reliability or efficiency of any or all of the Palo Verde units, or if any unit is derated. In addition, the "in-lieu" refund obligation resulting from the 1991 Settlement was deemed fully discharged as of the date of the ACC Order. See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1993 10-K for additional information regarding the 1991 Settlement.

         Decommissioning Funding

         The rates authorized by the ACC Order would include an annual jurisdictional allowance for decommissioning funding for all three Palo Verde units at the following levels: Unit 1 ($3.621 million); Unit 2 ($3.877 million); and Unit 3 ($3.405 million). See Note 1.G of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1993 10-K for additional information regarding APS' decommissioning obligations.

         Renewable Resources/Demand Side Management

         APS will spend specified annual amounts over an indefinite period on renewable resources and demand side management projects and, on or before December 31, 1994, will submit to the ACC Staff a three-year renewable resource plan containing specified elements. See Paragraph K of the ACC Order, incorporated herein by reference, for further details regarding renewable resources and demand side management.

         Investment Tax Credits; Depreciation Reversal

         APS will, upon the receipt of a favorable ruling from the Internal Revenue Service, amortize below the line approximately $137 million of its jurisdictional unamortized investment tax credits ("ITCs") over a five year period beginning with calendar year 1995 instead of the current remaining amortization schedule of approximately twenty-five years. After this five year period all such amortized ITCs will be treated as fully restored to APS' rate base in any future ratemaking proceedings. The ACC Order also allowed APS to reverse certain depreciation related to Palo Verde (associated with the 1991 Settlement), which resulted in approximately $15 million of after-tax income during the three-month period ended June 30, 1994.

         Pricing and Operating Procedures

         The ACC Staff and APS will meet in a good faith attempt to develop new pricing and operating procedures that are responsive to market conditions, competitive pressures in the electric utility industry, and the ACC's relationship to regulated utilities and their customers. The parties will submit quarterly updates and a final report to the ACC within twelve months of the ACC Order and seek prompt ACC approval of recommendations that will assist APS in achieving its residential price stability goals and enhancing its competitiveness related to non-residential customers.

         6. The Palo Verde participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industrywide retrospective assessment program. The maximum assessment per reactor under the retrospective rating program for each nuclear incident is approximately $79 million, subject to an annual limit of $10 million per incident. Based upon APS' 29.1% interest in the three Palo Verde units, APS' maximum potential assessment per incident is approximately $69 million, with an annual payment limitation of $8.73 million. The insureds under this liability insurance include the Palo Verde participants and "any other person or organization with respect to his legal responsibility for damage caused by the nuclear energy hazard."

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

7. APS has encountered axial tube cracking in the upper regions of the two steam generators in Unit 2 and, to a lesser degree, in Unit 3. This form of tube degradation is uncommon in the industry and, in March 1993, led to a tube rupture in Unit 2 resulting in the extension of a scheduled refueling outage through September 1993. Although its analysis is not yet completed, APS believes that the axial cracking in the Unit 2 and Unit 3 steam generator tubes is due to the susceptibility of tube materials to a combination of deposits on the tubes and the relatively high temperatures at which all three units are currently designed to operate. APS also believes that it can retard further tube degradation to acceptable levels by remedial actions, which include chemically cleaning the generators and performing analyses and adjustments that will allow the units to be operated at lower temperatures without appreciably reducing their power output. Chemical cleaning has been completed in Units 2 and 3, and APS expects to chemically clean the Unit 1 steam generators during its refueling outage in 1995. APS began operating the units at approximately 86% capacity in October 1993 to reduce the operating temperature, pending the completion of the temperature analyses and appropriate modification of operating procedures. The temperature analyses have been concluded for Units 1 and 3, and these units are operating at or near 100% capacity. APS anticipates that Unit 2, which is currently operating at 88% capacity, will be returned to full power by late 1994.

         In March 1994, a mid-cycle inspection outage was completed at Unit 2 to assess the status of the unit's steam generators' tubes and to continue implementing a program of improvements. Unit 2 is scheduled for another mid-cycle inspection outage beginning in September 1994 and a refueling and maintenance outage in early 1995.

         Palo Verde Unit 3 completed a refueling outage in June 1994 and, in light of the axial cracking that APS has found to date, Unit 3 is scheduled for a mid-cycle inspection outage beginning in November 1994. Palo Verde Unit 1 is scheduled for a refueling outage beginning in April 1995. In late 1993 APS concluded that Unit 1 could be safely operated until the 1995 outage and submitted its supporting analysis to the NRC. However, the potential need for a mid-cycle steam generator tube inspection outage in Unit 1 late in 1994 is currently being evaluated.

         During the six months ended June 30, 1994, APS incurred replacement power costs totalling approximately $17 million (before income taxes) above normal levels as a result of the Unit 2 mid-cycle outage and operating the units at reduced power. Because a Unit 2 refueling and maintenance outage which was scheduled to begin in late 1994 is now scheduled for 1995, APS does not expect to incur any additional replacement power costs above normal levels during the remainder of the year. In the event that a mid-cycle inspection outage is necessary in late 1994 for Unit 1, and assuming that such an outage would last about a month, the incremental replacement power costs and operation and maintenance expenses related to the outage are estimated to be approximately $5 million before income taxes. In comparison, replacement power costs exceeded normal levels in 1993 by approximately $15.5 million before income taxes due to Palo Verde outages and reduced power operations.

         When tube cracks are detected during any outage, the affected tubes are taken out of service by plugging. That has occurred in a number of tubes in all three units, particularly in Unit 2, which is by far the most affected by cracking and plugging. APS expects that because of its program to control the tube degradation, the rate of plugging will slow to a manageable level.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months, Six Months and Twelve Months Ended June 30, 1994 as Compared with Corresponding Periods Ended June 30, 1993.

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

         The Board declared a quarterly dividend of 20 cents per share of common stock, payable on September 1, 1994 to shareholders of record on August 1, 1994, totalling approximately $17.5 million.

APS

         For the six months ended June 30, 1994, APS incurred approximately $106 million in construction expenditures, accounting for approximately 39% of the most recently estimated 1994 construction expenditures. APS has estimated total construction expenditures for the years 1994, 1995 and 1996 to be approximately $272 million, $298 million and $257 million, respectively.

         Refunding obligations for preferred stock and long-term debt, a capitalized lease obligation, and certain actual and anticipated early redemptions, including premiums thereon, are expected to total approximately $582 million (of which $513 million are optional), $111 million and $4 million for the years 1994, 1995 and 1996, respectively. During the first six months of 1994, APS refunded approximately $421 million (72%) of the estimated 1994 total. This amount includes the redemption, refunding or repurchase of approximately $367 million of long-term debt and the redemption of approximately $54 million of preferred stock, including premiums thereon. During August 1994 APS purchased on the open market approximately $24 million in aggregate principal amount of its First Mortgage Bonds, 10-1/4% Series due 2000 (the "10-1/4% Bonds"). On September 1, 1994 APS will redeem at maturity all outstanding shares of its $8.50 Cumulative Preferred Stock, Series T ($100 Par Value) (the "Series T Stock") in the amount of $50 million. Since December 31, 1993 APS has issued $100 million of its First Mortgage Bonds and incurred approximately $303 million of long-term debt consisting of borrowings from governmental authorities which had funded that amount through the issuance of pollution control bonds.

         Provisions in APS' mortgage bond indenture and articles of incorporation require certain coverage ratios to be met before it can issue additional first mortgage bonds or preferred stock. In addition, the mortgage bond indenture limits the amount of additional bonds which may be issued to a percentage of net property additions, to property previously pledged as security for certain bonds that have been redeemed or retired and/or cash deposited with the mortgage bond trustee. As of June 30, 1994, and (i) adjusting for the purchase of approximately $24 million of the 10-1/4% Bonds, and (ii) assuming the redemption on September 1, 1994 of $50 million of the Series T Stock, APS estimates that the mortgage bond indenture and the articles of incorporation would have allowed it to issue up to approximately $1.26 billion and $1.04 billion of additional first mortgage bonds and preferred stock, respectively.

         The ACC has authority over APS with respect to the issuance of long-term debt and equity securities. Existing ACC orders allow APS to have up to approximately $2.6 billion in long-term debt and approximately $501 million of preferred stock outstanding at any one time.

         Management does not expect any of the foregoing restrictions to limit the APS' ability to meet its capital requirements.

Non-Utility Subsidiaries

        On July 6, 1994 SunCor amended the Collateralized Mortgage Bond Agreement to increase the principal amount from $25 million to $30 million.


RESULTS OF OPERATIONS

        The following table shows the income and/or loss of Pinnacle West and its subsidiaries for the three-month, six-month and twelve-month periods ended June 30, 1994 and 1993:



                                               INCOME (LOSS)
                                                (Unaudited)
                                           Dollars in Thousands)

                                  Three Months Ended       Six Months Ended        Twelve Months Ended
                                       June 30,                June 30,                  June 30,
                                   1994        1993        1994        1993         1994         1993
                                   ----        ----        ----        ----         ----         ----
APS                              $ 58,879    $ 53,716    $ 89,837    $ 92,993    $ 216,390    $ 230,079
SunCor                               (400)     (1,494)        564      (1,156)      (2,270)      (5,305)
El Dorado                            (457)       (142)       (883)       (327)      (4,459)        (811)
Pinnacle West<F1>                  (9,320)    (13,181)    (19,197)    (25,137)     (35,735)     (53,639)
                                 --------    --------    --------    --------    ---------    ---------
INCOME FROM OPERATIONS BEFORE
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                48,702      38,899      70,321      66,373      173,926      170,324
INCOME FROM DISCONTINUED
  OPERATIONS                         --          --          --          --           --          6,000
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAX          --          --          --        19,252         --         19,252
                                 --------    --------    --------    --------    ---------    ---------
NET INCOME                       $ 48,702    $ 38,899    $ 70,321    $ 85,625    $ 173,926    $ 195,576
                                 ========    ========    ========    ========    =========    =========

<F1>  Includes the parent company's interest expense and operating expenses net of income tax benefits.
Income tax benefits are as follows (in thousands): $6,638 and $9,569 for the three months ended June
30, 1994 and 1993, respectively; $13,364 and $17,326 for the six months ended June 30, 1994 and 1993, respectively; and $36,516 and $37,331 for the twelve months ended June 30, 1994 and 1993, respectively.

APS

OPERATING RESULTS - THREE-MONTH PERIOD ENDED JUNE 30, 1994 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 1993

         APS' earnings increased in the three-month period ended June 30, 1994 primarily due to the reversal of certain previously recorded depreciation related to Palo Verde and increased revenues. Pursuant to the ACC Order, APS reversed accumulated depreciation related to the portion of Palo Verde written off as a result of the 1991 Settlement. See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for a detailed discussion of the ACC Order. Operating revenues increased primarily due to customer growth. These positive factors were partially offset by increases in both operation and maintenance expenses and fuel costs. Operation and maintenance expenses were higher primarily due to employee severance costs resulting from various APS cost reduction efforts and fossil plant maintenance costs. Fuel costs were higher primarily due to replacement power related to reduced nuclear generation.

OPERATING RESULTS - SIX-MONTH PERIOD ENDED JUNE 30, 1994 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 1993

         APS' earnings decreased in the six-month period ended June 30, 1994 primarily due to increases in operation and maintenance expenses and fuel costs. Operation and maintenance expenses increased due to higher power plant maintenance costs and employee severance costs. Fuel costs were higher primarily due to replacement power related to reduced nuclear generation, offset partially by the effect of lower interchange sales. These negative factors were partially offset by the depreciation reversal related to Palo Verde and increased revenues. Revenues increased due to retail customer growth and higher usage per customer, partially offset by lower interchange sales due to reduced nuclear generation.

OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED JUNE 30, 1994 COMPARED TO TWELVE-MONTH PERIOD ENDED JUNE 30, 1993

         APS' earnings decreased in the twelve-month period ended June 30, 1994 primarily due to increased operation and maintenance expenses, higher fuel costs and lower operating revenues. Operation and maintenance expenses increased due to higher power plant maintenance costs, the implementation of SFAS No. 106 and SFAS No. 112 in 1993 (see Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1993 10-K), and employee severance costs. Fuel costs were higher primarily because of replacement power costs due to reduced nuclear generation, partially offset by the effect of lower interchange sales. Operating revenues were down due to lower interchange sales and milder weather partially offset by customer growth. These negative factors were partially offset by the depreciation reversal related to Palo Verde and lower interest costs.

Non-utility Operations

         The parent company's interest expense decreased in the three-month, six-month and twelve-month periods as a result of continuing debt prepayment.

         SunCor's earnings in the three-month, six-month and twelve-month periods were positively impacted by increased land sales.

         El Dorado's earnings decreased in the three-month, six-month and twelve-month periods due to lower earnings on venture capital investments.

Other Income

         Net income reflects accounting practices required for regulated public utilities and represents a composite of cash and noncash items, including AFUDC. In accordance with the 1991 Settlement, during the six months ended June 30, 1994, APS recorded $20.3 million of after-tax accretion income on Palo Verde Unit 3 and $5.6 million of after-tax income resulting from Palo Verde refund obligation reversals. APS has now recorded all of the Unit 3 accretion income and Palo Verde refund obligation reversals related to the 1991 Settlement. See
Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1993 10-K. In accordance with the ACC Order, during the three months ended June 30, 1994, APS also recorded a one-time depreciation reversal related to Palo Verde in the amount of approximately $15.0 million after tax. See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Tax Legislation

         On April 4, 1994, a comprehensive tax package was signed into Arizona law that, among other things, reduces the assessment ratio for utility property from the current assessment ratio of 30% to 25%. This reduction will be phased in over a five-year period at one percent per year beginning in 1995. This legislation is expected to reduce or offset the historical rate of growth of property tax expense.

1994 Settlement Agreement

         See Note 5 of Notes to Consolidated Financial Statements in Part I,
Item 1 of this report for a discussion of the ACC Order. Because of the non-cash earnings (1) that APS expects to result from the accelerated amortization of ITCs during the 1995-1999 period (subject to Internal Revenue Service approval); and (2) that resulted from the reversal of depreciation related to Palo Verde (associated with the 1991 Settlement), APS does not expect its earnings to be significantly affected as a result of the ACC Order.


                           PART II. OTHER INFORMATION


         The following information relates primarily to Pinnacle West and its principal subsidiary, APS.


ITEM 4.  Submission of Matters to a Vote of Security-Holders

         At the Company's Annual Meeting of Shareholders held on May 19, 1994 shareholder proposals were submitted as to the following matters:

                                                                    Abstentions
                                       Votes            Votes       and Broker
                                        For            Against       Non Votes
                                       -----           -------      -----------

Proposal to approve the Company's    60,634,762      17,501,461      1,128,747
1994 Long-Term Incentive Plan           77%             22%             1%

Proposal to approve the Company's    62,001,609      16,054,155      1,209,206
Director Equity Participation Plan      78%             21%             1%


         In addition, at the same annual meeting the following persons were elected Class III Directors with a term to expire at the 1997 annual meeting of shareholders:
                                                    Votes      Abstentions
                                  Votes          Against or    and Broker
                                   For            Withheld      Non Votes
                                  -----          ----------    -----------

Pamela Grant                    77,544,042        1,680,147        N/A
Martha O. Hesse                 77,684,986        1,592,549        N/A
William S. Jamieson, Jr.        77,625,646        1,639,062        N/A
Richard Snell                   77,656,379        1,637,069        N/A


ITEM 5.  Other Information

         Palo Verde Nuclear Generating Station

         See Note 7 of Notes to Consolidated Financial Statements in Part I,
Item 1 of this report for a discussion of the tube cracking in the Palo Verde steam generators.

         Construction and Financing Programs

         See "Liquidity and Capital Resources" in Part I, Item 2 of this report for a discussion of APS' construction and financing programs.

         Water Supply

         As previously reported, in an action pending in Maricopa County Superior Court relating to claims to water in the Lower Gila Watershed, issues important to APS' claims were remanded to the trial court for further action. See "Business of Arizona Public Service Company -- Water Supply" in Part I, Item 1 of the 1993 10-K. On June 30, 1994 the trial court rendered its decision with respect to these issues. The trial court has certified its decision for interlocutory appeal to the Arizona Supreme Court, and the Supreme Court has not yet rendered its decision.


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss. 201.24 by reference to the filings set forth below:


                                Originally Filed                    Date
Exhibit No.     Description        as Exhibit         File No.    Effective
- -----------     -----------     ----------------      --------    ---------

10.1            ACC Order dated    10.1 to APS'        1-4473      8/15/94
                June 1, 1994       June 1994
                                   Form 10-Q Report



(b)      Reports on Form 8-K

         During the quarter ended June 30, 1994 and for the period ended August 12, 1994, the Company filed the following Reports on Form 8-K:

         Report filed May 10, 1994 regarding the inspection of the Palo Verde Unit 3 steam generators and related issues.

         Report filed May 26, 1994 regarding the rescission by the Secretary of Labor of a final order approving a settlement agreement between APS and a former contract employee.


                                   SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PINNACLE WEST CAPITAL CORPORATION
                                       (Registrant)




                                       By:      /s/ Henry Sargent
                                               ---------------------------------
                                               Henry Sargent
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Officer Duly Authorized to sign
                                               this Report)


Dated:  August 15, 1994