Form 10-Q
period 1994-09-30
PINNACLE WEST CAPITAL CORP
filed 1994-11-14
CIK 764622

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1994
                                     -------------------------
                                             OR

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

                Number of shares of common stock, no par value,
                   outstanding as November 1, 1994 87,400,952

                                          Glossary


ACC - Arizona Corporation Commission

ACC Order - Final order of the ACC dated June 1, 1994 approving the 1994
            Settlement Agreement between APS and the ACC staff dated May 27,
            1994

ACC Staff - Staff of the Arizona Corporation Commission

AFUDC - Allowance for funds used during construction

APS - Arizona Public Service Company

Company - Pinnacle West Capital Corporation

CSW - Central and South West Corporation

El Dorado - El Dorado Investment Company

EPA - United States Environmental Protection Agency

EPEC - El Paso Electric Company

Four Corners - Four Corners Power Plant

ITCs - Investment tax credits

June 10-Q - Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994

1991 Settlement - December 1991 retail rate case settlement

1993 10-K - Pinnacle West Capital Corporation Annual Report on Form 10-K
            for the fiscal year ended December 31, 1993

Palo Verde - Palo Verde Nuclear Generating Station

SunCor - SunCor Development Company

                         PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                        Three Months Ended
                                                           September 30,
                                                       1994             1993
                                                   ------------    ------------
Operating Revenues
   Electric                                        $    570,427    $    524,483
   Real estate                                           13,473          10,093
                                                   ------------    ------------
Total                                                   583,900         534,576
                                                   ------------    ------------
Fuel Expenses
   Fuel for electric generation                          70,035          67,171
   Purchased power                                       25,532          28,343
                                                   ------------    ------------
Total                                                    95,567          95,514
                                                   ------------    ------------
Operating Expenses
   Utility operations and maintenance                   102,944         101,157
   Real estate operations                                15,272          11,885
   Depreciation and amortization                         59,132          56,064
   Taxes other than income taxes                         65,549          62,002
                                                   ------------    ------------
Total                                                   242,897         231,108
                                                   ------------    ------------
Operating Income                                        245,436         207,954
                                                   ------------    ------------
Other Income (Deductions)
   Allowance for equity funds used
     during construction                                  1,014             684
   Palo Verde accretion income                             --            18,959
   Interest on long-term debt                           (63,021)        (60,060)
   Other interest                                        (3,918)         (5,017)
   Allowance for borrowed funds used
     during construction                                  1,401             806
   Preferred stock dividend requirements
     of APS                                              (5,908)         (7,294)
   Other-net                                             (2,801)         (2,038)
                                                   ------------    ------------
Total                                                   (73,233)        (53,960)
                                                   ------------    ------------
Income From Continuing Operations
     Before Income Taxes                                172,203         153,994
Income Tax Expense                                       78,212          67,260
                                                   ------------    ------------
Net Income                                         $     93,991    $     86,734
                                                   ============    ============

Average Common Shares Outstanding                    87,409,343      87,271,521

                                                   ------------    ------------
Earnings Per Average Common Share Outstanding:     $       1.08    $       0.99
                                                   ============    ============

Dividends Declared Per Share                       $       0.20            --
                                                   ============    ============

See Notes to Condensed Consolidated Financial Statements

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)



                                                          Nine Months Ended
                                                            September 30,
                                                         1994            1993
                                                   ------------    ------------
Operating Revenues
   Electric                                        $  1,353,191    $  1,303,161
   Real estate                                           38,333          20,169
                                                   ------------    ------------
Total                                                 1,391,524       1,323,330
                                                   ------------    ------------
Fuel Expenses
   Fuel for electric generation                         188,093         177,208
   Purchased power                                       51,899          55,416
                                                   ------------    ------------
Total                                                   239,992         232,624
                                                   ------------    ------------
Operating Expenses
   Utility operations and maintenance                   309,009         286,459
   Real estate operations                                39,535          23,964
   Depreciation and amortization                        175,280         167,612
   Taxes other than income taxes                        176,473         168,227
                                                   ------------    ------------
Total                                                   700,297         646,262
                                                   ------------    ------------
Operating Income                                        451,235         444,444
                                                   ------------    ------------
Other Income (Deductions)
   Allowance for equity funds used
     during construction                                  2,837           2,094
   Palo Verde accretion income                           33,596          55,418
   Interest on long-term debt                          (176,587)       (185,411)
   Other interest                                       (11,882)        (12,960)
   Allowance for borrowed funds used
     during construction                                  3,918           2,772
   Preferred stock dividend requirements
     of APS                                             (20,390)        (22,831)
   Other-net                                             17,524          (1,586)
                                                   ------------    ------------
Total                                                  (150,984)       (162,504)
                                                   ------------    ------------
Income From Continuing Operations
     Before Income Taxes                                300,251         281,940
Income Tax Expense                                      135,939         128,833
                                                   ------------    ------------
Income From Continuing Operations                       164,312         153,107
Cumulative Effect of Change in Accounting
     for Income Taxes                                      --            19,252
                                                   ------------    ------------
Net Income                                         $    164,312    $    172,359
                                                   ============    ============

Average Common Shares Outstanding                    87,415,344      87,208,428

Earnings Per Average Common Share Outstanding:
     Continuing Operations                         $       1.88    $       1.76
     Accounting Change                                     --              0.22
                                                   ------------    ------------
Total                                              $       1.88    $       1.98
                                                   ============    ============

Dividends Declared Per Share                       $       0.60            --
                                                   ============    ============

See Notes to Condensed Consolidated Financial Statements

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                         Twelve Months Ended
                                                            September 30,
                                                         1994            1993
                                                   ------------    ------------
Operating Revenues
   Electric                                        $  1,736,320    $  1,701,921
   Real estate                                           50,412          24,539
                                                   ------------    ------------
Total                                                 1,786,732       1,726,460
                                                   ------------    ------------
Fuel Expenses
   Fuel for electric generation                         242,319         237,103
   Purchased power                                       65,595          66,944
                                                   ------------    ------------
Total                                                   307,914         304,047
                                                   ------------    ------------
Operating Expenses
   Utility operations and maintenance                   423,766         394,227
   Real estate operations                                53,791          30,940
   Depreciation and amortization                        231,226         222,900
   Taxes other than income taxes                        230,591         222,535
                                                   ------------    ------------
Total                                                   939,374         870,602
                                                   ------------    ------------
Operating Income                                        539,444         551,811
                                                   ------------    ------------
Other Income (Deductions)
   Allowance for equity funds used
     during construction                                  3,069           2,776
   Palo Verde accretion income                           53,058          72,943
   Interest on long-term debt                          (237,137)       (248,984)
   Other interest                                       (15,427)        (16,663)
   Allowance for borrowed funds used
     during construction                                  5,299           3,675
   Preferred stock dividend requirements
     of APS                                             (28,399)        (30,756)
   Other-net                                             16,828         (11,380)
                                                   ------------    ------------
Total                                                  (202,709)       (228,389)
                                                   ------------    ------------
Income From Continuing Operations
     Before Income Taxes                                336,735         323,422
Income Tax Expense                                      155,552         151,670
                                                   ------------    ------------
Income From Continuing Operations                       181,183         171,752
Income From Discontinued Operations --
     Net of Income Tax                                     --             6,000
Cumulative Effect of Change in Accounting
     for Income Taxes                                      --            19,252
                                                   ------------    ------------
Net Income                                         $    181,183    $    197,004
                                                   ============    ============

Average Common Shares Outstanding                    87,396,659      87,171,924

Earnings Per Average Common Share Outstanding:
     Continuing Operations                         $       2.07    $       1.97
     Discontinued Operations                               --              0.07
     Accounting Change                                     --              0.22
                                                   ------------    ------------
Total                                              $       2.07    $       2.26
                                                   ============    ============

Dividends Declared Per Share                       $       0.80            --
                                                   ============    ============

See Notes to Condensed Consolidated Financial Statements

                          PINNACLE WEST CAPITAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                       ASSETS
                               (Thousands of Dollars)


                                                   September 30,    December 31,
                                                       1994             1993
                                                   -----------       -----------

Current Assets
   Cash and cash equivalents                       $    78,686       $    52,127
   Customer and other receivables--net                 154,861           126,343
   Accrued utility revenues                             83,997            60,356
   Material and supplies                                95,827            96,174
   Fossil fuel                                          24,956            34,220
   Deferred income taxes                               109,568           100,234
   Other current assets                                 15,811            13,782
                                                   -----------       -----------
      Total current assets                             563,706           483,236
                                                   -----------       -----------
Investments and Other Assets
   Real estate investments--net                        401,086           402,873
   Other assets                                        136,909           136,074
                                                   -----------       -----------
      Total investments and other assets               537,995           538,947
                                                   -----------       -----------
Utility Plant
   Electric plant in service, including
     nuclear fuel                                    6,586,253         6,462,589
   Construction work in progress                       176,249           197,556
                                                   -----------       -----------
      Total utility plant                            6,762,502         6,660,145
   Less accumulated depreciation and
     amortization                                    2,148,916         2,058,895
                                                   -----------       -----------
      Net utility plant                              4,613,586         4,601,250
                                                   -----------       -----------
Deferred Debits
   Regulatory asset for income taxes                   554,868           585,294
   Palo Verde Unit 3 cost deferral                     294,877           301,748
   Palo Verde Unit 2 cost deferral                     173,451           177,998
   Other deferred debits                               272,651           268,326
                                                   -----------       -----------
      Total deferred debits                          1,295,847         1,333,366
                                                   -----------       -----------
Total Assets                                       $ 7,011,134       $ 6,956,799
                                                   ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                              LIABILITIES AND EQUITY
                              (Thousands of Dollars)


                                                     September 30,  December 31,
                                                         1994            1993
                                                      ----------     ----------
Current Liabilities
   Accounts payable                                   $   98,930     $   97,489
   Accrued taxes                                         180,644         96,303
   Accrued interest                                       50,884         57,674
   Short-term borrowings                                  35,500        148,000
   Current maturities of long-term debt                  144,154         78,841
   Other current liabilities                              70,097         60,845
                                                      ----------     ----------
      Total current liabilities                          580,209        539,152
                                                      ----------     ----------
Non-Current Liabilities
   Long-term debt less current maturities              2,603,600      2,633,620
   Other liabilities                                       8,308          8,246
                                                      ----------     ----------
      Total non-current liabilities                    2,611,908      2,641,866
                                                      ----------     ----------
Deferred Credits and Other
   Deferred income taxes                               1,328,089      1,278,673
   Deferred investment tax credit                        121,396        127,331
   Unamortized gain - sale of utility plant              100,749        107,344
   Other deferred credits                                218,431        221,762
                                                      ----------     ----------
      Total deferred credits and other                 1,768,665      1,735,110
                                                      ----------     ----------
Commitments and Contingencies (Notes 6, 7 and 8)

Minority Interests
   Non-redeemable preferred stock of APS                 193,561        193,561
                                                      ----------     ----------
   Redeemable preferred stock of APS                      95,000        197,610
                                                      ----------     ----------
Common Stock Equity
   Common stock, no par value                          1,643,212      1,642,783
   Retained earnings                                     118,579          6,717
                                                      ----------     ----------
      Total common stock equity                        1,761,791      1,649,500
                                                      ----------     ----------
Total Liabilities and Equity                          $7,011,134     $6,956,799
                                                      ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (THOUSANDS OF DOLLARS)

                                                           Nine Months Ended
                                                              September 30,
                                                          1994           1993
                                                        --------      ---------
Cash Flows From Operating Activities
   Income from continuing operations before
      cumulative effect of accounting change           $ 164,312      $ 153,107
   Items not requiring cash
      Depreciation and amortization                      199,585        195,299
      Deferred income taxes--net                          70,508        105,593
      Provision for rate refund                           (9,308)       (16,031)
      Palo Verde accretion income                        (33,596)       (55,418)
      Other--net                                          (5,180)        (1,257)
   Changes in current assets and liabilities
      Accounts receivable--net                           (28,518)        14,812
      Accrued utility revenues                           (23,641)       (20,472)
      Materials, supplies and fossil fuel                  9,611          3,191
      Other current assets                                (2,029)       (58,689)
      Accounts payable                                    18,019        (13,739)
      Accrued taxes                                       84,341         45,310
      Accrued interest                                    (6,790)        (7,690)
      Other current liabilities                          (29,880)        (9,612)
   Additions to real estate                              (25,418)       (18,978)
   Sales of real estate                                   24,765         13,259
   Other--net                                            (10,968)        47,514
                                                       ---------      ---------
Net Cash Flow Provided By Operating Activities           395,813        376,199
                                                       ---------      ---------
Cash Flows From Investing Activities
   Capital expenditures                                 (179,836)      (166,671)
   Allowance for equity funds used
     during construction                                   2,837          2,094
   Other--net                                             (3,982)          (444)
                                                       ---------      ---------
Net Cash Flow Used For Investing Activities             (180,981)      (165,021)
                                                       ---------      ---------
Cash Flows From Financing Activities
   Issuance of long-term debt                            528,668        520,215
   Short-term debt--net                                 (112,500)      (150,000)
   Dividends paid on common stock                        (52,450)          --
   Repayment of long-term debt                          (449,810)      (484,909)
   Redemption of preferred stock                        (104,096)       (28,040)
   Other--net                                              1,915            359
                                                       ---------      ---------
Net Cash Flow Used For Financing Activities             (188,273)      (142,375)
                                                       ---------      ---------
Net Cash Flow                                             26,559         68,803
Cash and Cash Equivalents at
  Beginning of Period                                     52,127         87,926
                                                       ---------      ---------
Cash and Cash Equivalents at
  End of Period                                        $  78,686      $ 156,729
                                                       =========      =========
Supplemental Disclosure of
  Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized             $ 176,066      $ 190,784
      Income taxes                                     $  26,100      $  27,324

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements include the accounts of Pinnacle West and its subsidiaries: APS, SunCor and El Dorado. All significant intercompany balances have been eliminated. Certain prior-year balances have been reclassified to conform to the 1994 presentation.

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Pinnacle West and its subsidiaries as of September 30, 1994, the results of their operations for the three months, nine months, and twelve months ended September 30, 1994 and 1993, and their cash flows for the nine months ended September 30, 1994 and 1993. It is suggested that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the 1993 10-K.

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

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization since December 31, 1993.

5. By order dated June 1, 1994 (the "ACC Order") the ACC approved the terms of a settlement agreement dated May 27, 1994 between APS and the ACC Staff. The ACC Order (a) reduced APS' annual retail rates by approximately $38.3 million, or 2.7%, effective June 1, 1994; (b) establishes mandatory spending levels on renewable resources and demand side management projects that APS will be allowed to recover through a surcharge which, when netted against the rate reduction referenced in clause (a), would result in a rate reduction of approximately 2.2%; (c) provides that neither APS nor the ACC Staff will file for a permanent change to APS' general rates and charges before December 31, 1996, except under certain circumstances; (d) establishes a cost of service target based on fuel and operation and maintenance expenses that, if met or exceeded by APS, would entitle APS to a percentage of the resulting savings if the next general rate proceeding results in no increase in residential rates; (e) confirms that all three Palo Verde units are, and in future rate cases will be, included in APS' rate base, unless there are significant changes in the operating characteristics, reliability, or efficiency of the units; (f) approves higher decommissioning funding levels for each of the Palo Verde units; (g) allows APS to accelerate the amortization of certain ITCs; and (h) allowed APS to record a one-time depreciation reversal related to Palo Verde (associated with the 1991 Settlement) in the amount of approximately $15.0 million after tax. Because of the non-cash earnings resulting from the items discussed in clauses (g) and (h) of this Note 5, APS does not expect its earnings to be significantly affected by the retail rate reduction resulting from the ACC Order. The description of the ACC Order in this paragraph is a summary and is qualified in its entirety by the copy of the ACC Order that is attached as an exhibit to the APS Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.

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

7. APS owns or leases a 29.1% interest in Palo Verde and owns a 15% interest in Four Corners Units 4 and 5. The other joint owners of Palo Verde and Four Corners Units 4 and 5 include El Paso Electric Company ("EPEC"), which is currently operating under Chapter 11 of the Bankruptcy Code. A plan whereby EPEC would become a wholly-owned subsidiary of Central and South West Corporation ("CSW") (the "EPEC Plan") would resolve certain issues to which APS could be exposed by the bankruptcy, including potential claims by EPEC arising out of APS' role as Palo Verde operating agent in connection with the 1989-90 Palo Verde outages. In the disclosure statement relating to the EPEC Plan, EPEC stated that these claims may be of "significant value." EPEC has granted APS a release for these potential claims, but the release will become effective only if, among other things, the EPEC Plan becomes effective.

     In September 1994 EPEC received a letter from CSW stating that CSW believes certain matters constitute a failure of certain closing conditions under the merger agreement between the parties that would preclude the closing of the merger unless the matters are timely resolved. EPEC subsequently advised CSW that EPEC did not believe that a failure of any closing condition had occurred. APS cannot predict when or if the EPEC Plan will become effective, or, if the EPEC Plan does not become effective, whether EPEC would assert any claims against APS arising out of the 1989-90 Palo Verde outages or the size of any such claims. APS does not expect, however, that any such claims, if asserted, would have a materially adverse impact on its operations or financial position.

8. APS has encountered axial tube cracking in the upper regions of the two steam generators in Unit 2 and, to a lesser degree, in Unit 3. APS believes that this form of tube degradation, the location of which is uncommon in the industry, is due to the susceptibility of tube materials to a combination of deposits on the tubes and the relatively high temperatures at which all three units are designed to operate. APS has taken, and will continue to take, remedial actions that it believes will retard further tube degradation to acceptable levels. These actions have included chemically cleaning the Unit 2 and 3 steam generators, and improving the water quality and reducing the operating temperature in all three units.

     All of the Palo Verde units are now operating at or near 100% capacity. In March and October 1994 APS performed mid-cycle inspection outages at Unit 2. The October outage revealed that the number of steam generator tubes with indications of degradation was well within APS' projections. Unit 2 is scheduled for a refueling and maintenance outage in early 1995. Palo Verde Unit 3 completed a refueling outage in June 1994 and is scheduled for a mid-cycle inspection outage beginning in November 1994. Unit 1 is scheduled for a refueling outage beginning in April 1995.

     When tube cracks are detected during any outage, the affected tubes are taken out of service by plugging. That has occurred in a number of tubes in all three units, particularly in Unit 2, which is by far the most affected by cracking and plugging. APS expects that the remedial actions referenced above will slow the rate of plugging to an acceptable level. APS currently believes that the Palo Verde steam generators are capable of operating for their designed life of forty years, although, at some point in the future, long-term economic considerations may make steam generator replacement a desirable option.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months, Nine Months and Twelve Months ended September 30, 1994 as Compared with Corresponding Periods Ended September 30, 1993.


     The following discussion relates to Pinnacle West and its subsidiaries:
APS, SunCor and El Dorado.

LIQUIDITY AND CAPITAL RESOURCES

Pinnacle West

     Pinnacle West's cash requirements and its ability to fund those requirements are discussed under "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the 1993 10-K and under "Business -- The Company -- Capital Requirements" in Part I Item 1 of the 1993 10-K.

     Pinnacle West continues to prepay its outstanding debt. Management expects Pinnacle West to have sufficient cash flow available for mandatory and optional debt repayments to allow parent company debt to be reduced from approximately $539 million at the end of September, 1994 to approximately $430 million by year-end 1994.

     The Board declared a quarterly dividend of 22.5 cents per share of common stock, payable on December 1, 1994 to shareholders of record on November 1, 1994, totalling approximately $19.7 million.

APS

     For the nine months ended September 30, 1994, APS incurred approximately $163 million in construction expenditures, accounting for approximately 60% of the most recently estimated 1994 construction expenditures. APS has estimated total construction expenditures for the years 1994, 1995, and 1996 to be approximately $272 million, $298 million, and $257 million, respectively.

     Refunding obligations for preferred stock and long-term debt, a capitalized lease obligation, and certain actual and anticipated early redemptions, including premiums thereon, are expected to total approximately $587 million (of which $518 million are optional), $106 million, and $4 million for the years 1994, 1995, and 1996, respectively. During the first nine months of 1994, APS refunded approximately $562 million (96%) of the estimated 1994 total. This amount includes the redemption, refunding, or repurchase of approximately $456 million of long-term debt and the redemption of approximately $104 million of preferred stock, including premiums thereon. In October 1994 APS repurchased approximately $5 million of its First Mortgage Bonds and incurred approximately $11 million of long-term debt in connection with a tax-exempt financing. On October 24, 1994, APS redeemed all $20 million of its outstanding $8.48 Cumulative Preferred Stock, Series S (the "Series S Stock"). Since December 31, 1993, APS has issued $100 million of its First Mortgage Bonds and incurred approximately $412 million of long-term debt in connection with tax-exempt financings.

     Provisions in APS' mortgage bond indenture and articles of incorporation require certain coverage ratios to be met before it can issue additional first mortgage bonds or preferred stock. In addition, the mortgage bond indenture limits the amount of additional bonds which may be issued to a percentage of net property additions, to property previously pledged as security for certain bonds that have been redeemed or retired and/or cash deposited with the mortgage bond trustee. As of September 30, 1994, and adjusting for the (i) purchase of approximately $5 million of First Mortgage Bonds, (ii) incurrence of approximately $11 million of long-term debt in connection with a tax-exempt financing, and (iii) redemption of $20 million of the Series S Stock, APS estimates that the mortgage bond indenture and the articles of incorporation would have allowed it to issue up to approximately $1.29 billion and $981 million of additional first mortgage bonds and preferred stock, respectively.

     The ACC has authority over APS with respect to the issuance of long-term debt and equity securities. Existing ACC orders allow APS to have up to approximately $2.6 billion in long-term debt and approximately $501 million of preferred stock outstanding at any one time.

     Management does not expect any of the foregoing restrictions to limit APS' ability to meet its capital requirements.

RESULTS OF OPERATIONS

The following table shows the income and/or loss of Pinnacle West and its subsidiaries for the three-month, nine-month, and twelve-month periods ended September 30, 1994 and 1993:


                                 INCOME (LOSS)
                                  (Unaudited)
                             (Dollars in Thousands)

                                        Three Months Ended       Nine Months Ended         Twelve Months Ended
                                           September 30,            September 30,              September 30,
                                         1994         1993        1994         1993         1994         1993
                                         ----         ----        ----         ----         ----         ----
APS                                   $ 110,359    $ 95,617    $ 200,196    $ 188,610    $ 231,132    $ 225,648
SunCor                                     (693)     (1,031)        (129)      (2,187)      (1,932)      (4,501)
El Dorado                                (3,300)     (3,143)      (4,183)      (3,470)      (4,617)      (3,356)
Pinnacle West1                          (12,375)     (4,709)     (31,572)     (29,846)     (43,400)     (46,039)
                                      ---------    --------    ---------    ---------    ---------    ---------
INCOME FROM OPERATIONS BEFORE
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                      93,991      86,734      164,312      153,107      181,183      171,752
INCOME FROM DISCONTINUED OPERATIONS
                                           --          --           --           --           --          6,000
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAX                --          --           --         19,252         --         19,252
                                      ---------    --------    ---------    ---------    ---------    ---------
NET INCOME                            $  93,991    $ 86,734    $ 164,312    $ 172,359    $ 181,183    $ 197,004
                                      =========    ========    =========    =========    =========    =========

<F1>  Includes  Pinnacle West's interest expense and operating  expenses net of income tax benefits.  Income tax benefits are as follows (in  thousands):  $9,333 and $14,005 for the three months ended September 30, 1994 and 1993,  respectively;  $22,697  and  $31,331 for the nine  months  ended  September  30, 1994 and 1993, respectively;  and  $31,844  and  $41,910  for the  twelve  months  ended  September  30,  1994 and  1993, respectively.

APS

OPERATING RESULTS - THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1994 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1993

     Earnings increased in the three-month period ended September 30, 1994 primarily due to increased operating revenues. Operating revenues were up significantly due to higher sales resulting from warmer weather and continued customer growth. Partially offsetting the increased operating revenues were the absence of non-cash income related to the 1991 Settlement, which APS completed recording in May 1994, and a retail rate reduction which became effective June 1, 1994 (see Note 5 of Notes to Condensed Consolidated Financial Statements in
Part I, Item 1 of this report). Although generation was up to meet the increased sales, total fuel costs remained relatively flat between the two periods due primarily to improved nuclear operations.

OPERATING RESULTS - NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1994 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1993

     Earnings increased in the nine-month period ended September 30, 1994 primarily due to increased operating revenues and the reversal of certain previously recorded depreciation related to Palo Verde (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report). Operating revenues were up significantly due to higher sales resulting from warmer weather and continued customer growth. Partially offsetting the increased operating revenues were increases in operations and maintenance expenses, lower non-cash income related to the 1991 Rate Settlement, a retail rate reduction, higher fuel costs, and lower interchange sales to other utilities. Operations and maintenance expenses increased due primarily to employee severance costs resulting from various APS cost-reduction efforts and higher power plant maintenance costs. The increase in power plant maintenance costs was primarily due to the timing of scheduled outages for certain fossil plants and certain remedial actions at Palo Verde (see Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report). Fuel costs were higher due to replacement power related to reduced nuclear generation in the first half of 1994 and to the increased generation needed to meet higher sales. These fuel increases were partially offset by fewer interchange sales and improved nuclear operations in the third quarter of 1994.

OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 1994 COMPARED TO TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 1993

     Earnings increased in the twelve-month period ended September 30, 1994 primarily due to increased operating revenues and the reversal of certain previously recorded depreciation related to Palo Verde (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report). Operating revenues were up due to continued customer growth and warmer weather. Partially offsetting the increased operating revenues were increased operations and maintenance costs, lower non-cash income related to the 1991 Settlement, higher fuel costs, lower interchange sales, and a retail rate reduction. Operations and maintenance costs increased primarily due to higher power plant maintenance costs and employee severance costs. The increase in power plant maintenance costs was primarily due to the timing of scheduled outages for certain fossil plants and certain remedial actions taken at Palo Verde (see Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report). Fuel costs were higher due to replacement power related to reduced nuclear generation plus the increased generation needed to meet higher sales. These fuel increases were partially offset by fewer interchange sales and improved nuclear operations in the third quarter of 1994. Lower interest costs also contributed to the earnings increase.

Non-utility Operations

     The parent company's interest expense decreased in both the nine-month and twelve-month periods as a result of continuing debt prepayment. Interest in the three-month period increased as a result of debt prepayment penalties.

     SunCor's earnings in the three-month, nine-month and twelve-month periods were positively impacted by increased land sales. Partially offsetting was higher interest expense as a result of increased borrowings.

     El Dorado's earnings decreased in the three-month, nine-month and twelve-month periods due to lower earnings on venture capital investments and increased loss reserves.

Other Income

     Other income reflects accounting practices required for regulated public utilities and represents a composite of cash and noncash items, including AFUDC. Included in the nine months ended September 30, 1994 other income amounts are $20.3 million of after-tax accretion income on Palo Verde Unit 3 and $5.6 million of after-tax income resulting from Palo Verde refund obligation reversals recorded by APS in accordance with the 1991 Settlement. APS has now recorded all of the Unit 3 accretion income and Palo Verde refund obligation reversals related to the 1991 Settlement. See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1993 10-K. Also included in the nine months ended September 30, 1994 other income amounts is a one-time depreciation reversal related to Palo Verde in the amount of approximately $15.0 million after tax recorded by APS in accordance with the ACC Order (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report).

1994 Settlement Agreement

     See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of the ACC Order. Because of the non-cash earnings (1) that APS expects to result from the accelerated amortization of ITCs during the 1995-1999 period; and (2) that resulted from the reversal of depreciation related to Palo Verde (associated with the 1991 Settlement), APS does not expect its earnings to be significantly affected by the retail rate reduction resulting from the ACC Order.


                           PART II.  OTHER INFORMATION


       The following information relates primarily to Pinnacle West and its principal subsidiary, APS.

ITEM 5.  Other Information

       Palo Verde Nuclear Generating Station

       See Note 8 of Notes to Condensed Consolidated Financial Statements in
Part I, Item 1 of this report for a discussion of issues relating to the Palo Verde steam generators.

       Construction and Financing Programs

       See "Liquidity and Capital Resources" in Part I, Item 2 of this report for a discussion of APS' construction and financing programs.

       Water Supply

       As previously reported, in an action pending in Maricopa County Superior Court relating to claims to water in the Lower Gila Watershed, issues important to APS' claims were remanded to the trial court for further action and the trial court certified its decision for interlocutory appeal to the Arizona Supreme Court. See "Water Supply" in Part II, Item 5 of the June 10-Q. On September 28, 1994 the Arizona Supreme Court granted review of the July 30, 1994 trial court decision.

       Environmental Matters

       As previously reported, on March 22, 1994 the EPA issued rules for nitrogen oxide emissions limitations which will require APS to install additional pollution control equipment at Four Corners. See "Environmental Matters" in Part I, Item 1 of the 1993 10-K. APS has determined that it will accelerate to 1997 compliance with these requirements. APS estimates that the cost of such compliance will be approximately $20 million, most of which will be incurred during 1995.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

       The Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss. 201.24 by reference to the filings set forth below:

Exhibit No.    Description
- - ------------   -----------

    27         Financial Data Schedule


               (b)   Reports on Form 8-K

      During the quarter ended September 30, 1994 and for the period ended November 14, 1994, there were no Form 8-K Reports filed by the Company.


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PINNACLE WEST CAPITAL CORPORATION
                              (Registrant)




                              By:    /s/ Henry Sargent
                                    --------------------------------
                                    Henry Sargent
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer and
                                    Officer Duly Authorized to sign
                                    this Report)

Dated:  November 14, 1994