Form 10-K
period 1994-12-31
PINNACLE WEST CAPITAL CORP
filed 1995-03-31
CIK 764622

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                 1994 FORM 10-K
     (Mark One)
       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
================================================================================
                                                       NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                                WHICH REGISTERED
--------------------------------------------------------------------------------

  Common Stock,                                          New York Stock Exchange
    No Par Value.......................................  Pacific Stock Exchange
================================================================================



                                                         AGGREGATE MARKET VALUE
                                                            OF SHARES HELD BY
      TITLE OF EACH CLASS         SHARES OUTSTANDING       NON-AFFILIATES AS OF
        OF VOTING STOCK           AS OF MARCH 24, 1995         MARCH 24, 1995
--------------------------------------------------------------------------------
  Common Stock, No Par Value.....       87,393,521        $1,829,434,614(a)
--------------------------------------------------------------------------------

(A) COMPUTED BY REFERENCE TO THE CLOSING PRICE ON THE COMPOSITE TAPE ON MARCH 24, 1995, AS REPORTED BY THE WALL STREET JOURNAL.
================================================================================
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes X              No
                          ---               ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
================================================================================
                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its annual meeting of shareholders to be held on May 17, 1995 are incorporated by reference into Part III hereof.
================================================================================


                              TABLE OF CONTENTS

PART I

    Item 1. Business....................................................     1
    Item 2. Properties..................................................    11
    Item 3. Legal Proceedings...........................................    14
    Item 4. Submission of Matters to a Vote of Security Holders.........    16
    Supplemental Item.
            Executive Officers of the Registrant........................    16

PART II

    Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    17
    Item 6. Selected Consolidated Financial Data........................    18
    Item 7. Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    19
    Item 8. Financial Statements and Supplementary Data.................    23
    Item 9. Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    46

PART III

    Item 10. Directors and Executive Officers of the Registrant.........    47
    Item 11. Executive Compensation.....................................    47
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................    47
    Item 13. Certain Relationships and Related Transactions.............    47

PART IV

    Item 14. Exhibits, Financial Statements, Financial Statement
             Schedules, and Reports on Form 8-K.........................    48

SIGNATURES..............................................................    65


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

    The Company and its subsidiaries employ approximately 7,440 persons. Of these employees, approximately 6,535 are employees of the Company's principal subsidiary, Arizona Public Service Company ("APS"), and employees assigned to joint projects of APS where APS serves as a project manager, and approximately 905 are employees of the Company and its other subsidiaries.

    Other subsidiaries of the Company, in addition to APS, include SunCor Development Company ("SunCor") and El Dorado Investment Company ("El Dorado"). SunCor is engaged primarily in the owning, holding, and development of real property. El Dorado is involved in the business of making equity investments in other companies. See "Business of Non-Utility Subsidiaries" in this Item for further information regarding SunCor and El Dorado.

    CAPITAL REQUIREMENTS

    During the past three years, the Company's primary cash needs were for the payment of interest and the optional and mandatory repayment of principal on its long-term debt. Additional cash needs in 1993 and 1994 were related to the resumption and subsequent growth of common stock dividends. The Company's ability to satisfy its debt service obligations is substantially dependent upon the receipt of common stock dividends from APS. See Note 5 of the Notes to the Consolidated Financial Statements in Item 8 for additional information regarding the Company's and APS' outstanding long-term debt.

    The terms and provisions of certain of the Company's financing agreements place severe restrictions on the Company's ability to incur additional debt, to make capital infusions into its subsidiaries (excluding APS), to make other new investments, and to pay cash dividends to its shareholders unless certain conditions are met. While the debt under these financing agreements remains outstanding, the Company has agreed not to incur new debt, except generally (and with certain restrictions) for borrowings to reduce, refinance, or prepay existing debt. The Company's ability to pay cash dividends or to make other corporate distributions is dependent upon the satisfaction of certain financial covenants. As of December 31, 1994, the Company could have declared dividends of approximately $259 million based on these covenants.

    In the event of a sale of all or substantially all of the assets or shares of common stock of El Dorado or SunCor, the net cash proceeds must be applied by the Company to reduce its outstanding debt. Until the Company's lenders are fully repaid, (1) any new investments by the Company in its subsidiaries (excluding APS) are generally restricted to $15 million in the aggregate and (2) any other new investments by the Company are generally restricted to $20 million in the aggregate. As of December 31, 1994, the Company had not made any such investments.

    As part of the Company's 1990 debt restructuring, the Company granted substantially all of its lenders a security interest in the outstanding common stock of APS pursuant to a Pledge Agreement, dated as of January 31, 1990 (the "Pledge Agreement"). At December 31, 1994, the APS common stock secured approximately $430 million of the Company's outstanding debt. Until the Company and the collateral agent under the Pledge Agreement (the "Collateral Agent") receive notice of the occurrence and continuation of an Event of Default (as defined in the Pledge Agreement), the Company is entitled to exercise or refrain from exercising any and all voting and other consensual rights pertaining to the APS common stock. As to matters other than the election of directors, the Company agreed not to exercise or refrain from exercising any such rights if, in the Collateral Agent's judgment, such action would have a material adverse effect on the value of the APS common stock. After notice of an Event of Default, the Collateral Agent would have the right to vote the APS common stock.

    REGULATION

    PUBLIC UTILITY HOLDING COMPANY. The Company currently conducts no significant business activities other than investing in its subsidiaries and owns no significant assets other than the common stock of its subsidiaries. The Company and its subsidiaries are currently exempt from registration under the Public Utility Holding Company Act of 1935 (the "1935 Act"); however, the Securities and Exchange Commission (the "SEC") has the authority to revoke or condition an exemption if it appears that any question exists as to whether the exemption may be detrimental to the public interest or the interest of investors or consumers. In May 1990, the Arizona Corporation Commission (the "ACC") filed a petition with the SEC requesting the SEC to revoke or modify the Company's exemption under the 1935 Act. To date, the SEC has not taken any action with respect to the ACC petition. The Company cannot predict what action, if any, the SEC may take with respect to such petition.

    ARIZONA CORPORATION COMMISSION AFFILIATED INTEREST RULES. On March 14, 1990 the ACC issued an order adopting certain rules purportedly applicable only to a certain class of public utilities regulated by the ACC, including APS. The rules define the terms "public utility holding company" and "affiliate" with respect to public service corporations regulated by the ACC in such a manner as to include the Company and all of the Company's non-public service corporation subsidiaries. By their terms, the rules, among other things, require public utilities, such as APS, to receive ACC approval prior to (1) obtaining an interest in, or guaranteeing or assuming the liabilities of, any affiliate not regulated by the ACC; (2) lending to any such affiliate (except for short-term loans in an amount less than $100,000); or (3) using utility funds to form a subsidiary or divest itself of any established subsidiary. The rules also would prevent a utility from transacting business with an affiliate unless the affiliate agrees to provide the ACC "access to the books and records of the affiliate to the degree required to fully audit, examine or otherwise investigate transactions between the public utility and the affiliate." In addition, the rules provide that an "affiliate or holding company may not divest itself of, or otherwise relinquish control of, a public utility without thirty
(30) days prior written notification to the [ACC]" and would require all public utilities subject to them and all public utility holding companies to annually "provide the [ACC] with a description of diversification plans for the current calendar year that have been approved by the Boards of Directors." The order became effective as to APS on December 1, 1992. The rules have not had, nor does the Company expect the rules to have, a material adverse impact on the business or operations of the Company.

                  BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

    Following is a discussion of the business of APS, the Company's principal subsidiary.

GENERAL

    APS was  incorporated  in 1920  under  the laws of  Arizona  and is  engaged principally in serving electricity in the State of Arizona. The principal executive offices of APS are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000). APS currently employs approximately 6,535 people, which includes employees assigned to joint projects where APS is project manager.

    APS serves approximately 681,000 customers in an area that includes all or part of 11 of Arizona's 15 counties. During 1994, no single purchaser or user of energy accounted for more than 3% of total electric revenues.

INDUSTRY AND COMPANY ISSUES

    The utility industry continues to experience a number of challenges. Depending on the circumstances of a particular utility, these may include (i) competition in general from numerous sources (see "Competition" below); (ii) difficulties in meeting government imposed environmental requirements; (iii) the necessity to make substantial capital outlays for transmission and distribution facilities; (iv) uncertainty regarding projected electrical demand growth; (v) controversies over electromagnetic fields; (vi) controversies over the safety and use of nuclear power; (vii) issues related to spent fuel and low-level waste (see "Generating Fuel" below); and (viii) increasing costs of wages and materials.

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

    Electric utilities have historically operated in a highly-regulated environment that provides limited opportunities for direct competition in providing electric service to their customers. The National Energy Policy Act of 1992 (the "Energy Act") has far-reaching implications for APS by moving utilities toward a more competitive environment. The Energy Act is designed, among other things, to promote competition among utility and non-utility generators by amending the 1935 Act to exempt a new class of independent power producers that are not subject to regulation under the 1935 Act. The Energy Act also amends the Federal Power Act to allow the Federal Energy Regulatory Commission ("FERC") to order electric utilities to transmit, or "wheel," wholesale power for others. The FERC is prohibited under the Energy Act from requiring utilities to provide transmission access to retail customers, and there remains uncertainty about a state's ability to authorize such transmission access to and for retail electric customers.

    One of the issues that must be addressed responsibly is the recovery in a more competitive environment of the carrying value of assets (including those referred to in Note 1K of the Notes to the Consolidated Financial Statements in
Item 8) acquired or recorded under the existing regulatory environment. Pursuant to a 1994 rate settlement (see Note 2 of Notes to Consolidated Financial Statements in Item 8), APS and the ACC staff will develop certain procedures that are responsive to the competitive forces in larger customer segments, with the objective of making joint recommendations to the ACC in 1995. A separate ACC proceeding on competition was opened in mid-1994 and is expected to continue for some months.

    As the forces of competition continue to impact the industry, it will become clearer as to what customer sectors and what regions will be most affected and what strategies are best to deal with those forces. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Competition" in
Item 7 for a discussion of some of APS' strategies.

CAPITAL STRUCTURE

    The capital structure of APS (which, for this purpose, includes short-term borrowings and current maturities of long-term debt) as of December 31, 1994 is tabulated below.





                                                          Amount    Percentage
                                                        ----------  ----------
                                                        (Thousands
                                                            of
                                                         Dollars)
Long-Term Debt Less Current Maturities:
  First mortgage bonds................................  $1,740,071
  Other...............................................     441,761
                                                        ----------
    Total long-term debt less current maturities......   2,181,832       52.5%
                                                        ----------
Non-Redeemable Preferred Stock........................     193,561        4.7
                                                        ----------
Redeemable Preferred Stock............................      75,000        1.8
                                                        ----------
Common Stock Equity:
  Common stock, $2.50 par value, 100,000,000 shares
    authorized; 71,264,947 shares outstanding.........     178,162
  Premiums and expenses...............................   1,039,303
  Retained earnings...................................     353,655
                                                        ----------
    Total common stock equity.........................   1,571,120       37.8
                                                        ----------
      Total capitalization............................   4,021,513
Current Maturities of Long-Term Debt..................       3,428         .1
Short-Term Borrowings.................................     131,500        3.1
                                                        ----------    --------

      Total...........................................  $4,156,441      100.0%
                                                        ==========    ========

See Notes 4, 5 and 6 of Notes to  the Consolidated Financial  Statements in Item
8.

    On January 12, 1995, APS issued $75 million of its 10% junior subordinated deferrable interest debentures, Series A (MIDS), due 2025, and applied the net proceeds to the repayment of short-term borrowings incurred for the redemption of preferred stock in 1994. On March 2, 1995, APS redeemed $49.15 million in aggregate principal amount of APS' First Mortgage Bonds, 10.25% Series due 2000 (the "10.25% Bonds").

    So long as any of APS' first mortgage bonds are outstanding, APS is required for each calendar year to deposit with the trustee under its mortgage cash in a formularized amount related to net additions to APS' mortgaged utility plant; however, APS may satisfy all or any part of this "replacement fund" requirement by utilizing redeemed or retired bonds, net property additions, or property retirements. For 1994, the replacement fund requirement amounted to approximately $125 million. Many, though not all, of the bonds issued by APS under its mortgage are redeemable at their par value plus accrued interest with cash deposited by APS in the replacement fund, subject in many cases to a period of time after the original issuance of the bonds during which they may not be so redeemed and/or to other restrictions on any such redemption. The cash deposited with the trustee by APS in partial satisfaction of its 1994 replacement fund requirements was used to redeem the 10.25% Bonds at their principal amount plus accrued interest.

RATES

    STATE. The ACC has regulatory authority over APS in matters relating to retail electric rates and the issuance of securities. See Note 2 of the Notes to the Consolidated Financial Statements in Item 8 for a discussion of the 1994 retail rate settlement agreement between APS and the ACC.

    FEDERAL. APS' rates for wholesale power sales and transmission services are subject to regulation by the FERC. During 1994, approximately 6% of APS' electric operating revenues resulted from such sales and charges. For most wholesale transactions regulated by the FERC, a fuel adjustment clause results in monthly adjustments for changes in the actual cost of fuel for generation and in the fuel component of purchased power expense.

CONSTRUCTION PROGRAM

    Present construction plans exclude any major baseload generating plants. Utility construction expenditures for the years 1995 through 1997 are therefore expected to be primarily for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities, and for environmental purposes. Construction expenditures, including expenditures for environmental control facilities, for the years 1995 through 1997 have been estimated as follows:

                             (MILLIONS OF DOLLARS)
BY YEAR                                           BY MAJOR FACILITIES
----------------------------------     ----------------------------------------
 1995                         $300     Electric generation                  $278
 1996                          257     Electric transmission                  59
 1997                          236     Electric distribution                 367
                             -----     General facilities                     89
                              $793                                          ----
                             =====                                          $793
                                                                            ====

    The amounts for 1995 through 1997 exclude capitalized interest costs and capitalized property taxes. These amounts include about $27 million each year for nuclear fuel expenditures. APS conducts a continuing review of its construction program. This program and the above estimates are subject to periodic revisions based upon changes in projections as to system reliability, system load growth, rates of inflation, the availability and timing of environmental and other regulatory approvals, the availability and costs of outside sources of capital, and changes in project construction schedules. During the years 1992 through 1994, APS incurred approximately $728 million in construction expenditures and approximately $31 million in additional capitalized items.

ENVIRONMENTAL MATTERS

    Pursuant to the Clean Air Act, the United States Environmental Protection Agency ("EPA") has adopted regulations, applicable to certain federally-protected areas, that address visibility impairment that can be reasonably attributed to specific sources. In September 1991, the EPA issued a final rule that would limit sulfur dioxide emissions at the Navajo Generating Station ("NGS"). Compliance with the emission limitation becomes applicable to NGS Units 1, 2, and 3 in 1997, 1998, and 1999, respectively. SRP, the NGS operating agent, has estimated a capital cost of $500 million, most of which will be incurred from 1995-1998, and annual operations and maintenance costs of approximately $14 million for all three units, for NGS to meet these requirements. APS will be required to fund 14% of these expenditures.

    The Clean Air Act Amendments of 1990 (the "Amendments") became effective on November 15, 1990. The Amendments address, among other things, "acid rain," visibility in certain specified areas, toxic air pollutants, and the nonattainment of national ambient air quality standards. With respect to "acid rain," the Amendments establish a system of sulfur dioxide emissions
"allowances." Each existing utility unit is granted a certain number of "allowances." On March 5, 1993, the EPA promulgated rules listing allowance allocations applicable to APS-owned plants, which allocations will begin in the year 2000. Based on those allocations, APS will have sufficient allowances to permit continued operation of its plants at current levels without installing additional equipment. In addition, the Amendments require the EPA to set nitrogen oxides emissions limitations which would require certain plants to install additional pollution control equipment. On March 22, 1994, the EPA issued rules for nitrogen oxides emissions limitations; however, on November 29, 1994, the United States Court of Appeals for the District of Columbia Circuit vacated the rules and remanded them to the EPA for further consideration. The EPA has not yet proposed revised rules.

    With respect to protection of visibility in certain specified areas, the Amendments require the EPA to complete a study by November 1995 concerning visibility impairment in those areas and identification of sources contributing to such impairment. Interim findings of this study have indicated that any beneficial effect on visibility as a result of the Amendments would be offset by expected population and industry growth. The EPA has established a "Grand Canyon Visibility Transport Commission" to complete a study by November 1995 on visibility impairment in the "Golden Circle of National Parks" in the Colorado Plateau. NGS, the Cholla Power Plant ("Cholla"), and the Four Corners Power Plant ("Four Corners") are located near the "Golden Circle of National Parks." Based on the recommendations of the Commission, the EPA may require additional emissions controls at various sources causing visibility impairment in the "Golden Circle of National Parks" and may limit economic development in several western states. APS cannot currently estimate the capital expenditures, if any, which may be required as a result of the EPA studies and the Commission's recommendations.

    With respect to hazardous air pollutants emitted by electric utility steam generating units, the Amendments require two studies. The results of the first study indicated an impact from mercury emissions from such units in certain unspecified areas; however, the EPA has not yet stated whether or not emissions limitations will be imposed. Next, the EPA will complete a general study by November 1995 concerning the necessity of regulating such units under the Amendments. Due to the lack of historical data, and because APS cannot speculate as to the ultimate requirements by the EPA, APS cannot currently estimate the capital expenditures, if any, which may be required as a result of these studies.

    Certain aspects of the Amendments may require related expenditures by APS, such as permit fees, none of which APS expects to have a material impact on its financial position.

GENERATING FUEL

    Coal, nuclear, gas, and other contributions to total net generation of electricity by APS in 1994, 1993, and 1992, and the average cost to APS of those fuels (in dollars per Megawatt hour), were as follows:

                       COAL                      NUCLEAR                      GAS                       OTHER             ALL FUELS
             -------------------------  -------------------------  -------------------------  -------------------------  -----------
              PERCENT OF     AVERAGE     PERCENT OF     AVERAGE     PERCENT OF     AVERAGE     PERCENT OF     AVERAGE      AVERAGE
              GENERATION       COST      GENERATION       COST      GENERATION       COST      GENERATION       COST         COST
             -------------  ----------  -------------  ----------  -------------  ----------  -------------  ----------  -----------
1994
 (estimate)..    59.7%       $13.84          33.8%       $6.09           6.3%      $24.64           0.2%      $16.26        $11.90
1993.........    62.3         12.95          32.4         6.17           5.1        31.53           0.2        18.32         11.70
1992.........    58.8         13.06          36.4         5.84           4.5        31.27           0.3        20.75         11.26

    Other includes oil and hydro generation.

    APS believes that Cholla has sufficient reserves of low sulfur coal committed to that plant for the next five years, the term of the existing coal contract. Sufficient reserves of low sulfur coal are available to continue operating Cholla for its useful life. APS also believes that Four Corners and NGS have sufficient reserves of low sulfur coal available for use by those plants to continue operating them for their useful lives. The current sulfur content of coal being used at Four Corners, NGS, and Cholla is approximately 0.8%, 0.6%, and 0.4%, respectively. In 1994, average prices paid for coal supplied from reserves dedicated under the existing contracts were relatively stable, although applicable contract clauses permit escalations under certain conditions. In addition, major price adjustments can occur from time to time as a result of contract renegotiation.

    NGS and Four Corners are located on the Navajo Reservation and held under easements granted by the federal government as well as leases from the Navajo Tribe. See "Properties" in Item 2. APS purchases all of the coal which fuels Four Corners from a coal supplier with a long-term lease of coal reserves owned by the Navajo Tribe and for NGS from a coal supplier with a long-term lease with the Navajo and Hopi Tribes. APS purchases all of the coal which fuels Cholla from a coal supplier who mines all of the coal under a long-term lease of coal reserves owned by the Navajo Tribe, the federal government, and private landholders.

    APS is a party to contracts with 26 natural gas operators and marketers which allow APS to purchase natural gas in the method it determines to be most economic. During 1994, the principal sources of APS' natural gas generating fuel were 21 of these companies. APS is currently purchasing the majority of its natural gas requirements from twelve companies pursuant to contracts. APS' natural gas supply is transported pursuant to a firm transportation service contract between APS and El Paso Natural Gas Company. APS continues to analyze the market to determine the source and method of meeting its natural gas requirements.

    The fuel cycle for the Palo Verde Nuclear Generating Station ("Palo Verde") is comprised of the following stages: (1) the mining and milling of uranium ore to produce uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of uranium hexafluoride, (4) the fabrication of fuel assemblies, (5) the utilization of fuel assemblies in reactors, and (6) the storage of spent fuel and the disposal thereof. The Palo Verde participants have made arrangements through contract flexibilities to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 1997. Existing contracts and options could be utilized to meet approximately 80% of requirements in 1998 and 1999 and 70% of requirements from 2000 through 2002. Spot purchases in the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contract flexibilities and options. The Palo Verde participants have contracted for all conversion services required through 2000 and with options for up to 70% through 2002. The Palo Verde participants, including APS, have an enrichment services contract with United States Enrichment Corporation ("USEC") which obligates USEC to furnish enrichment services required for the operation of the three Palo Verde units over a term expiring in September 2002, with options to continue through September 2007. In addition, existing contracts will provide fuel assembly fabrication services for at least ten years from the date of operation of each Palo Verde unit, and through contract options, approximately fifteen additional years are available. The Energy Act includes an assessment for decontamination and decommissioning of the enrichment facilities of the United States Department of Energy ("DOE"). The total amount of this assessment that APS expects for Palo Verde will be approximately $3 million per year, plus escalation for inflation, for fifteen years beginning in 1993. APS is required to fund 29.1% of this assessment.

    Existing spent fuel storage facilities at Palo Verde have sufficient capacity with certain modifications to store all fuel expected to be discharged from normal operation of all Palo Verde units through at least the year 2005. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. The Nuclear Regulatory Commission (the "NRC"), pursuant to the Waste Act, also requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE. APS, on its own behalf and on behalf of the other Palo Verde participants, has executed a spent fuel disposal contract with DOE. The Waste Act also obligates DOE to develop the facilities necessary for the permanent disposal of all spent fuel generated, and to be generated, by domestic power reactors and to have the first such facility in operation by 1998 under prescribed procedures. In November 1989, DOE reported that such permanent disposal facility will not be in operation until 2010. As a result, under DOE's current criteria for shipping allocation rights, Palo Verde's spent fuel shipments to the DOE permanent disposal facility would begin in approximately 2025. In addition, APS believes that on-site storage of spent fuel may be required beyond the life of Palo Verde's generating units. APS currently believes that alternative interim spent fuel storage methods are or will be available on-site or off-site for use by Palo Verde to allow its continued operation beyond 2005 and to safely store spent fuel until DOE's scheduled shipments from Palo Verde begin.

    There are no existing off-site facilities for storage or disposal of low-level waste available for Palo Verde, so the waste is currently being stored on-site until an off-site location becomes available. APS currently believes that interim low-level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

    While believing that scientific and financial aspects of the issues with respect to fuel and low-level waste can be resolved satisfactorily, APS acknowledges that their ultimate resolution will require political resolve and action on national and regional scales which it is less able to predict.

PALO VERDE NUCLEAR GENERATING STATION

    REGULATORY. Operation of each of the three Palo Verde units requires an operating license from the NRC. Full power operating licenses for Units 1, 2, and 3 were issued by the NRC in June 1985, April 1986, and November 1987, respectively. The full power operating licenses, each valid for a period of approximately 40 years, authorize APS, as operating agent for Palo Verde, to operate the three Palo Verde units at full power.

    STEAM GENERATORS. See "Palo Verde Nuclear Generating Station" in Note 11 of the Notes to the Consolidated Financial Statements in Item 8 for a discussion of issues relating to the Palo Verde steam generators.

    PALO VERDE LIABILITY AND INSURANCE MATTERS. See "Palo Verde Nuclear Generating Station" in Note 11 of the Notes to the Consolidated Financial Statements in Item 8 for a discussion of the insurance maintained by the Palo Verde participants, including APS, for Palo Verde.

    DEPARTMENT OF LABOR MATTER. By letter dated July 7, 1993, the NRC advised APS that, as a result of a Recommended Decision and Order by a Department of Labor Administrative Law Judge (the "ALJ") finding that APS discriminated against a former contract employee at Palo Verde because he engaged in "protected activities" (as defined under federal regulations), the NRC intended to schedule an enforcement conference with APS. Following the ALJ's finding, APS investigated various elements of both the substantive allegations and the manner in which the United States Department of Labor (the "DOL") proceedings were conducted. As a result of that investigation, APS determined that one of its employees had falsely testified during the proceedings, that there were inconsistencies in the testimony of another employee, and that certain documents were requested in, but not provided during, discovery. The two employees in question are no longer with APS. APS provided the results of its investigation to the ALJ, who referred matters relating to the conduct of two former employees of APS to the United States Attorney's office in Phoenix, Arizona. On December 15, 1993, APS and the former contract employee who had raised the DOL claim entered into a settlement agreement, which was approved by the Secretary of Labor on March 21, 1994. On May 19, 1994, the Secretary of Labor rescinded the March 21, 1994 order and remanded the matter to the responsible Administrative Law Judges for clarification. On August 9, 1994, and September 20, 1994, the Administrative Law Judges again recommended to the Secretary of Labor that the settlement be approved. By letter dated August 10, 1993, APS also provided the results of its investigation to the NRC, and advised the NRC that, as a result of APS' investigation, APS had changed its position opposing the finding of discrimination. The NRC is investigating this matter and APS is fully cooperating with the NRC in this regard.

WATER SUPPLY

    Assured supplies of water are important both to APS (for its generating plants) and to its customers. However, conflicting claims to limited amounts of water in the southwestern United States have resulted in numerous court actions in recent years.

    Both groundwater and surface water in areas important to APS' operations have been the subject of inquiries, claims, and legal proceedings which will require a number of years to resolve. APS is one of a number of parties in a proceeding before a state court in New Mexico to adjudicate rights to a stream system from which water for Four Corners is derived. (State of New Mexico, in the relation of S.E. Reynolds, State Engineer v. United States of America, City of Farmington, Utah International, Inc., et al., San Juan County, New Mexico, District Court No. 75-184). An agreement reached with the Navajo Tribe in 1985, however, provides that if Four Corners loses a portion of its rights in the adjudication, the Tribe will provide, for a then-agreed upon cost, sufficient water from its allocation to offset the loss.

    A summons served on APS in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987, in an action pending in Maricopa County Superior Court. (In re The General Adjudication of All Rights to Use Water in the Gila River System and Source, Supreme Court Nos. WC-79-0001 through WC 79-0004 (Consolidated) [WC-1, WC-2, WC-3 and WC-4 (Consolidated)], Maricopa County Nos. W-1, W-2, W-3 and W-4 (Consolidated)). Palo Verde is located within the geographic area subject to the summons, and the rights of the Palo Verde participants, including APS, to the use of groundwater and effluent at Palo Verde is potentially at issue in this action. APS, as project manager of Palo Verde, filed claims that dispute the court's jurisdiction over the Palo Verde participants' groundwater rights and their contractual rights to effluent relating to Palo Verde and, alternatively, seek confirmation of such rights. Three of APS' less-utilized power plants are also located within the geographic area subject to the summons. APS' claims dispute the court's jurisdiction over APS' groundwater rights with respect to these plants and, alternatively, seek confirmation of such rights. On December 10, 1992, the Arizona Supreme Court heard oral argument on certain issues in this matter which are pending on interlocutory appeal. Issues important to APS' claims were remanded to the trial court for further action and the trial court certified its decision for interlocutory appeal to the Arizona Supreme Court. On September 28, 1994, the Arizona Supreme Court granted review of the trial court decision. No trial date concerning the water rights claims of APS has been set in this matter.

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

                     BUSINESS OF NON-UTILITY SUBSIDIARIES

                          SUNCOR DEVELOPMENT COMPANY

    SunCor was incorporated in 1965 under the laws of the State of Arizona and is engaged primarily in the owning, holding, and development of real property. The principal executive offices of SunCor are located at 2828 North Central, Suite 900, Phoenix, Arizona 85004 (telephone 602-285-6800). SunCor and its subsidiaries, excluding SunCor Resort & Golf Management, Inc. ("Resort Management"), employ approximately 78 persons. Resort Management, which manages the Wigwam Resort and Country Club (the "Wigwam"), employs between 400 and 715 persons, depending on the Wigwam's operating season. Resort Management also operates other golf operations.

    SunCor's assets consist primarily of land and improvements and other real estate investments. SunCor's holdings include approximately 11,000 acres west of Phoenix in the area of Goodyear/Litchfield Park, Arizona ("Palm Valley"), including a private water and sewer company to provide those utility services to the property. A substantial portion of the undeveloped property is currently being used for agricultural purposes. SunCor has completed the master-plan for developing Palm Valley and has begun commercial and residential development of approximately 640 acres. The initial phase included the development of an 18-hole championship golf course that was completed in 1993. In addition, within the Palm Valley project, SunCor has entered into joint ventures to develop 2,200 acres as a retirement community, known as PebbleCreek, and 350 acres as a planned area development, known as Litchfield Greens.

    SunCor's holdings also include a 1,400 acre master-planned community north of Phoenix called Tatum Ranch, a 1,400 acre master-planned community northeast of Phoenix called Scottsdale Mountain, a 140 acre master-planned project for business use northwest of Phoenix called Talavi and a 420 acre master-planned project for business use east of Phoenix called MarketPlace.

    For the years ended December 31, 1994, 1993, and 1992, SunCor's operating revenues were approximately $59.3 million, $32.2 million, and $20.0 million, respectively, and its pre-tax income (losses) were approximately $0.5 million, ($4.0 million), and ($6.2 million), respectively. SunCor's capital needs consist primarily of construction expenditures, which are expected to approximate $35 million, $31 million, and $11 million for 1995, 1996, and 1997, respectively, based on existing holdings. See "The Company -- Capital Requirements" in this Item for a discussion of restrictions on the Company's ability to make new investments in SunCor.

    At December 31, 1994, SunCor had total assets of approximately $435 million, approximately $269 million of which has been pledged to secure certain long-term debt of SunCor. See Note 5 of Notes to the Consolidated Financial Statements in
Item 8 for information regarding SunCor's long-term debt. SunCor intends to continue its focus on real estate development in residential, commercial, and industrial projects.

                         EL DORADO INVESTMENT COMPANY

    El Dorado was incorporated in 1983 under the laws of the State of Arizona and is engaged in the business of making equity investments in other companies. El Dorado's offices are located at 400 East Van Buren Street, Suite 750, Phoenix, Arizona 85004 (telephone 602-252-3441).

    El Dorado has investments in three major venture capital partnerships totalling approximately $24.3 million. El Dorado has remaining funding commitments to these partnerships in the aggregate amount of approximately $4 million through 1995. In addition to the foregoing investments, through 1994 El Dorado had directly invested approximately $20.5 million in other private and public companies and partnerships with perceived high growth potential.

    For the years ended December 31, 1994, 1993, and 1992 El Dorado's pre-tax losses were approximately $4.0 million, $3.9 million, and $2.6 million, respectively. At December 31, 1994, El Dorado had total assets of approximately $53 million. See "The Company -- Capital Requirements" in this Item for a discussion of restrictions on the Company's ability to make new investments in El Dorado.

                              ITEM 2. PROPERTIES

    APS' present generating facilities have an accredited capacity aggregating 4,022,410 kilowatts (kW), comprised as follows:


                                                               Capacity(kW)
                                                               ------------
Coal:
    Units 1, 2, and 3 at Four Corners, aggregating...........       560,000
    15% owned Units 4 and 5 at Four Corners, representing....       222,000
    Units 1, 2, and 3 at Cholla Plant, aggregating...........       590,000
    14% owned Units 1, 2, and 3 at the Navajo Plant,
      representing...........................................       315,000
                                                                -----------
                                                                  1,687,000
                                                                ===========

Gas or Oil:
    Two steam units at Ocotillo, two steam units at Saguaro,
      and one steam unit at Yucca, aggregating...............       468,400(1)
    Eleven combustion turbine units, aggregating.............       500,600
    Three combined cycle units, aggregating..................       253,500
                                                                -----------
                                                                  1,222,500
                                                                ===========

Nuclear:
    29.1% owned or leased Units 1, 2, and 3 at Palo Verde,
      representing...........................................     1,108,710
                                                                ===========
Other........................................................         4,200
                                                                ===========
----------
  (1)   West Phoenix steam units (96,300 kW) are currently mothballed.

                                 --------------

    APS' peak one-hour demand on its electric system was recorded on June 29, 1994 at 4,214,000 kW, compared to the 1993 peak of 3,802,300 kW recorded on August 2. Taking into account additional capacity then available to it under purchase power contracts as well as its own generating capacity, APS' capability of meeting system demand on June 29, 1994, computed in accordance with accepted industry practices, amounted to 4,514,300 kW, for an installed reserve margin of 8.1%. The power actually available to APS from its resources fluctuates from time to time due in part to planned outages and technical problems. The available capacity from sources actually operable at the time of the 1994 peak amounted to 4,193,500 kW, for a margin of -0.5%. Firm purchases from neighboring utilities totaling 550 megawatts were in place at the time of the 1994 peak, ensuring the Company's ability to meet the load requirement.

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

    On August 18, 1986 and December 19, 1986, APS entered into a total of three sale and leaseback transactions under which it sold and leased back approximately 42% of its 29.1% ownership interest in Palo Verde Unit 2. The leases under each of the sale and leaseback transactions have initial lease terms expiring on December 31, 2015. Each of the leases also allows APS to extend the term of the lease and/or to repurchase the leased Unit 2 interest under certain circumstances at fair market value. The leases in the aggregate require annual payments of approximately $40 million through 1999, approximately $46 million in 2000, and approximately $49 million through 2015 (see Note 9 of the Notes to the Consolidated Financial Statements in Item 8).

    See "Water Supply" in Item 1 with respect to matters having possible impact on the operation of certain of APS' power plants, including Palo Verde.

    APS' construction plans are susceptible to changes in forecasts of future demand on its electric system and in its ability to finance its construction program. Although its plans are subject to change, present construction plans exclude any major baseload generating plants. Important factors affecting APS' ability to delay the construction of new major generating units are continuing efforts to upgrade and improve the reliability of existing generating stations, system load diversity with other utilities, and continuing efforts in customer demand-side conservation and load management programs.

    In addition to that available from its own generating capacity, APS purchases electricity from other utilities under various arrangements. One of the most important of these is a long-term contract with SRP which may be canceled by SRP on three years' notice and which requires SRP to make available, and APS to pay for, certain amounts of electricity that are based in large part on customer demand within certain areas now served by APS pursuant to a related territorial agreement. APS believes that the prices payable by it under the contract are fair to both parties. The generating capacity available to APS pursuant to the contract was 304,000 kW until May 1994, at which time the capacity increased to 313,000 kW. In 1994, APS received approximately 887,650 Megawatt hours (MWh) of energy under the contract and paid approximately $40 million for capacity availability and energy received.

    In September 1990, APS and PacifiCorp, an Oregon-based utility company, entered into certain agreements relating principally to sales and purchases of electric power and electric utility assets, and in July 1991, after regulatory approvals, APS sold Cholla Unit 4 to PacifiCorp for approximately $230 million. As part of the transaction, PacifiCorp agreed to make a firm system sale to APS for thirty years during APS' summer peak season in the amount of 175 megawatts for the first five years, increasing thereafter, at APS' option, up to a maximum amount equal to the rated capacity of Cholla Unit 4. After the first five years, all or part of the sale may be converted to a one-for-one seasonal capacity exchange. PacifiCorp has the right to purchase from APS up to 125 average megawatts of energy per year for thirty years. PacifiCorp and APS also entered into a 100 megawatt one-for-one seasonal capacity exchange to be effective upon the latter of January 1, 1996 or the completion of certain new transmission projects. In addition, PacifiCorp agreed to pay APS (i) $20 million upon commercial operation of 150 megawatts of peaking capacity constructed by APS and
(ii) $19 million ($9.5 million of which has been paid) in connection with the construction of transmission lines and upgrades that will afford PacifiCorp 150 megawatts of northbound transmission rights. In addition, PacifiCorp secured additional firm transmission capacity of 30 megawatts, for which approximately $0.5 million was paid during 1994. In 1994, APS received 389,110 MWh of energy from PacifiCorp under these transactions and paid approximately $18 million for capacity availability and the energy received, and PacifiCorp paid approximately $0.5 million for approximately 32,000 MWh.

    See "El Paso Electric Company Bankruptcy" in Note 11 of the Notes to the Consolidated Financial Statements in Item 8 for a discussion of the filing by El Paso Electric Company ("EPEC") of a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. EPEC has a joint ownership interest with APS and others in Palo Verde and Four Corners Units 4 and 5.

    Substantially all of APS' utility plant is subject to the lien of APS' mortgage bond indenture. See Note 9 of the Notes to the Consolidated Financial Statements in Item 8 with respect to certain leased property of APS. See "The Company -- Capital Requirements" in Item 1 for information regarding the Pledge Agreement to which the APS common stock owned by the Company is subject.

    See "SunCor Development Company" and "El Dorado Investment Company" under the heading "Business of Non-Utility Subsidiaries" in Item 1 for a description of properties held by the non-utility subsidiaries of the Company.


GRAPHIC
-------

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


                          ITEM 3. LEGAL PROCEEDINGS

APS

    On June 29, 1990, a new Arizona state tax law was enacted, effective as of December 31, 1989, which adversely impacted APS' earnings in tax years 1990 through 1994 by an aggregate amount of approximately $21 million per year, before income taxes. On December 20, 1990, the Palo Verde participants, including APS, filed a lawsuit in the Arizona Tax Court, a division of the Maricopa County Superior Court, against the Arizona Department of Revenue, the Treasurer of the State of Arizona, and various Arizona counties, claiming, among other things, that portions of the new tax law are unconstitutional. (Arizona Public Service Company, et al. v. Apache County, et al., No. TX 90-01686 (Consol.), Maricopa County Superior Court). In December 1992, the court granted summary judgment to the taxing authorities, holding that the law is constitutional. APS has appealed this decision to the Arizona Court of Appeals. APS cannot currently predict the ultimate outcome of this matter.

    See "Water Supply" and "Palo Verde Nuclear Generating Station" in Item 1 and "El Paso Electric Company Bankruptcy" in Note 11 of the Notes to the Consolidated Financial Statements in Item 8 in regard to other pending or threatened litigation involving APS.

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

    On April 22, 1991 a lawsuit was filed in the United States District Court for the District of Arizona by the Resolution Trust Corporation (the "RTC") against certain former officers and directors of MeraBank. The suit sought, among other things, damages in excess of $270 million, and alleged negligence, gross negligence, breach of fiduciary duty, breach of duty of loyalty and breach of contract with respect to the management and operation of MeraBank by the defendants beginning in the early 1980s. Although the Company was not a defendant, the Company agreed to advance reasonable attorneys' fees and expenses, in various amounts, to those defendants who served on the MeraBank Board of Directors at the request of the Company. The Company reserved the right to alter the amount of such advances or to terminate them as the case developed, and has also received undertakings from the persons receiving such advances to repay such amounts in the event that they are ultimately determined not to be entitled to indemnification. The Company has terminated future such advances as to certain of those defendants. In addition, in June and November of 1989 the Company's Board of Directors adopted resolutions whereby the Company agreed to indemnify the non-officer members of the MeraBank Board of Directors against claims brought against such individuals in their capacity as directors of MeraBank, for acts occurring on or after June and November 1989, the effective dates of the indemnification resolutions.

    On December 30, 1993, and as the result of a negotiated settlement, the United States District Court for the District of Arizona entered orders and final judgments (1) dismissing the consolidated shareholder class litigation and shareholder derivative litigation initiated in 1988 and 1989, respectively, and described in the first three paragraphs under this heading and (2) partially dismissing the litigation initiated by the RTC and described in the immediately preceding paragraph. The settlement provides for payments totaling $61.625 million, of which the Company's share is $5.75 million. A litigation reserve previously established by the Company is sufficient to cover the Company's share of the settlement. The balance of the settlement payment will be funded by the Company's insurers. Two non-settling individuals who pursued independent claims against the RTC were not dismissed from the RTC litigation and have appealed the settlement. On March 23, 1995, the appeals court affirmed the judgment entered by the District Court which approved the settlement and dismissed the litigation described above. The non-settling individuals have filed a third-party complaint against the Company in the District Court for the District of Arizona alleging claims for contractual and statutory indemnification in the event that these individuals are found liable on the RTC's claims against them. The third-party complaint, which has not been served on the Company, further alleges that the Company acted in bad faith and wrongfully denied indemnification to these individuals and seeks compensatory and punitive damages in an unspecified amount as well as costs and attorneys' fees. In addition, one of these individuals seeks a judicial determination that the Company is obligated to pay him pension benefits in an unspecified amount in the event that the RTC does not fully pay these benefits. The Company believes that it has no obligation with respect to any such costs or damages.

    On January 18, 1991 a lawsuit was filed in the United States District Court, Southern District of Ohio, Western Division, against, among other parties, the Company and certain of its officers and directors, the Office of Thrift
Supervision ("OTS"), the RTC and the Federal Deposit Insurance Corporation ("FDIC"). The amended complaint in this lawsuit alleges that the plaintiff purchased MeraBank subordinated debentures with a face amount of $1 million in 1987 in reliance upon a capital maintenance stipulation executed by the Company as a condition to the Company's acquisition of MeraBank. The plaintiff further alleges that the value of such debentures was impaired because of the Company's release from its purported obligations under the stipulation and the actions of the OTS in placing MeraBank in receivership. The amended complaint alleges claims under the federal securities laws, the federal racketeering statutes, and state consumer fraud statutes and seeks damages in the approximate amount of $4.8 million. On August 2, 1991 the Ohio court issued an order dismissing the case with prejudice as to the Company and the officer/director defendants for lack of personal jurisdiction. The court also ordered the case dismissed with prejudice as to the OTS, the RTC and the FDIC. On October 1, 1991 the plaintiff appealed the court's order. On February 17, 1993, the United States Court of Appeals for the Sixth Circuit affirmed the entry of summary judgment in favor of the RTC, OTS, and FDIC, but reversed the district court's dismissal in favor of the Company and certain of its officers and directors. The Court of Appeals remanded the case to the district court for a determination of whether the plaintiff had adequately pled its claims so that the district court could exercise personal jurisdiction. The district court was further instructed to consider whether the Southern District of Ohio was the proper venue for the suit. On June 8, 1993, the Ohio court ordered this case to be transferred to the District of Arizona. On August 17, 1993, the Company was served with a separate complaint filed by the same plaintiff in the District Court for the District of Arizona alleging claims under the Arizona Racketeering Act and the Arizona Consumer Fraud Act seeking compensatory damages in the amount of $1.2 million plus interest, punitive damages, treble damages, interest, attorneys' fees and costs. On September 24, 1993, the plaintiff voluntarily dismissed the Arizona Consumer Fraud Act claims. On March 6, 1995, the court dismissed the Arizona Racketeering Act claims. The federal securities law, federal racketeering and state consumer fraud claims remain pending. The Company and the individual directors and officers believe that the lawsuit is without merit and will vigorously defend themselves.

    On May 1, 1991, a lawsuit was filed in the United States District Court for the District of Arizona against the Company by another purchaser of the same issue of MeraBank subordinated debentures referred to in the immediately preceding paragraph. This plaintiff also claims to have purchased the debentures, with a face amount of approximately $12.4 million, in reliance upon the stipulation. The suit further alleges that the Company induced the plaintiff to retain its investment in the debentures by representing to the plaintiff that the Company would keep MeraBank capitalized in accordance with federal regulatory requirements. The suit alleges violations of federal and state securities laws, fraud, negligent representation, racketeering and intentional interference with contractual relations. On October 7, 1994, the court dismissed the plaintiff's federal securities law claims. Motions for reconsideration of the court's ruling are pending. The plaintiff seeks unspecified compensatory and punitive damages and has requested that the compensatory damages be trebled under Arizona's civil racketeering statute. The Company intends to vigorously defend itself in this action.

    On December 22, 1993, the Company was served with a complaint filed by other purchasers of MeraBank subordinated debentures with a face amount of approximately $1.5 million alleging claims substantially similar to the claims described in the preceding paragraph. The complaint which was filed in the United States District Court for the District of Arizona, seeks compensatory and punitive damages in an unspecified amount plus attorneys' fees and costs. The Company intends to vigorously defend itself in this action.

                      ITEM 4. SUBMISSION OF MATTERS TO A
                           VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

           SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers are as follows:



                       AGE AT
                    MARCH 1, 1995
NAME                -------------       POSITION(S) AT MARCH 1, 1995
----                                    ----------------------------
Michael S. Ash           41        Corporate Counsel
Arlyn J. Larson          60        Vice President of Corporate
                                     Planning and Development
Nancy E. Newquist        43        Vice President and Treasurer
Henry B. Sargent         60        Executive Vice President and
                                     Chief Financial Officer(1)
Richard Snell            64        Chairman of the Board of Directors,
                                     President and Chief Executive Officer(1)
Faye Widenmann           46        Vice President of Corporate Relations
                                     and Administration and Secretary

----------
  (1)   Member of the Board of Directors.

    The executive officers of the Company are elected no less often than annually and may be removed by the Board of Directors at any time. The terms served by the named officers in their current positions and the principal occupations (in addition to those stated in the table) of such officers for the past five years have been as follows:

    Mr. Ash was elected Corporate Counsel of the Company in February 1991. He previously held the position of Legal Counsel to the Company from December 1986 to February 1991.

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

    Mr. Sargent was elected Executive Vice President and Chief Financial Officer of the Company in April 1985. Mr. Sargent was Executive Vice President and Chief Financial Officer of APS from September 1981 until July 1986. He is also a director of Magma Copper Company, Tucson, Arizona; Megafoods Stores, Inc., Phoenix, Arizona and APS.

    Mr. Snell was elected Chairman of the Board, President and Chief Executive Officer of the Company effective February 5, 1990. He was also elected Chairman of the Board of APS effective the same date. Previously, he was Chairman of the Board (1989-1992) and Chief Executive Officer (1989-1990) of Aztar Corporation. Mr. Snell remains a director of Aztar Corporation and is also a director of Bank One Arizona Corporation, Phoenix, Arizona.

    Ms. Widenmann was elected Secretary of the Company in 1985 and Vice President of Corporate Relations and Administration in November 1986. She was Secretary of APS from June 1983 until April 1987.

                                   PART II

                    ITEM 5. MARKET FOR REGISTRANT'S COMMON
                    EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is publicly held and is traded on the New York and Pacific Stock Exchanges. At the close of business on March 24, 1995, the Company's common stock was held of record by approximately 55,400 shareholders.

    The chart below sets forth the common stock price ranges on the composite tape, as reported in the Wall Street Journal for 1994 and 1993. The chart also sets forth the dividends declared and paid per share during each of the four quarters for 1994 and 1993.

                   COMMON STOCK PRICE RANGES AND DIVIDENDS
------------------------------------------------------------------------------

                                             DIVIDEND
         1994            HIGH      LOW       PER SHARE
------------------------------------------------------------------------------
  1st Quarter           22-7/8     19-1/2        .20
  2nd Quarter           21         16            .20
  3rd Quarter           18-3/4     16-1/8        .20
  4th Quarter           20-1/8     17-1/8        .225
------------------------------------------------------------------------------
         1993
------------------------------------------------------------------------------
  1st Quarter           21-3/4     19-5/8
  2nd Quarter           23-1/2     20-7/8
  3rd Quarter           25-1/4     23-1/8
  4th Quarter           24-3/8     20-3/8        .20
------------------------------------------------------------------------------


                 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          1994            1993            1992            1991             1990
                                     --------------  --------------  --------------  ---------------  --------------
OPERATING RESULTS
Operating revenues
  Electric (a)                       $    1,616,860  $    1,581,039  $    1,566,208  $     1,437,871  $    1,434,750
  Rate refund reversal (provision)            9,308          21,374          21,374          (52,056)             --
  Real estate                                59,253          32,248          19,959           12,697          81,264
Income (loss) from continuing
  operations (b)                     $      200,619  $      169,978  $      150,440  $      (340,317) $       70,208
Income (loss) from discontinued
  operations -- net of tax (c)                   --              --           6,000          153,455          27,125
Cumulative effect of change in
  accounting for income taxes (d)                --          19,252              --               --              --
                                     --------------  --------------  --------------  ---------------  --------------
      Net income (loss)              $      200,619  $      189,230  $      156,440  $      (186,862) $       97,333
                                     ==============  ==============  ==============  ===============  ==============
COMMON STOCK DATA
Book value per share -- year-end     $        20.32  $        18.87  $        17.00  $         15.23  $        17.40
Earnings (loss) per average common
  share outstanding
    Continuing operations            $         2.30  $         1.95  $         1.73  $         (3.91) $         0.81
    Discontinued operations                      --              --            0.07             1.76            0.31
    Accounting change                            --            0.22              --               --              --
                                     --------------  --------------  --------------  ---------------  --------------
      Total                          $         2.30  $         2.17  $         1.80  $         (2.15) $         1.12
                                     ==============  ==============  ==============  ===============  ==============
Dividends declared per share (e)     $        0.825  $         0.20  $           --  $            --  $           --

Common shares outstanding
    Year-end                             87,429,642      87,423,817      87,161,872       87,009,974      86,873,174
    Average                              87,410,967      87,241,899      87,044,180       86,937,052      86,769,924

TOTAL ASSETS                         $    6,909,752  $    6,956,799  $    6,270,476  $     6,147,639  $    6,793,755
                                     ==============  ==============  ==============  ===============  ==============
LIABILITIES AND EQUITY
Long-term debt less current
  maturities                         $    2,588,525  $    2,633,620  $    2,774,305  $     2,996,910  $    3,218,168
Other liabilities                         2,276,249       2,282,508       1,620,250        1,429,488       1,702,628
                                     --------------  --------------  --------------  ---------------  --------------
      Total liabilities                   4,864,774       4,916,128       4,394,555        4,426,398       4,920,796
Minority interests
  Non-redeemable preferred stock of
    APS                                     193,561         193,561         168,561          168,561         168,561
  Redeemable preferred stock of APS          75,000         197,610         225,635          227,278         192,453

Common stock equity                       1,776,417       1,649,500       1,481,725        1,325,402       1,511,945
                                     --------------  --------------  --------------  ---------------  --------------
      Total liabilities and equity   $    6,909,752  $    6,956,799  $    6,270,476  $     6,147,639  $    6,793,755
                                     ==============  ==============  ==============  ===============  ==============
----------

     (a) Consistent with the 1994 presentation, prior years' electric operating revenues and other taxes have been restated to exclude sales tax on electric revenues.

     (b)  Includes approximately $407 million of  write-offs and  adjustments in
          1991, net of income tax  related to the Palo  Verde Nuclear Generating
          Station. Also includes after-tax Palo Verde Unit 3 accretion income in
          1994, 1993, 1992  and  1991  of  approximately  $20.3  million,  $45.3 million, $40.7 million and $3.2 million, respectively.

     (c)  Results of MeraBank,  a Federal  Savings Bank,  and Malapai  Resources
          Company, a uranium mining company.

     (d)  Results of the adoption of Statement of Financial Accounting Standards
          No.  109,  "Accounting  for  Income  Taxes."  See  Note 3 of  Notes to
          Consolidated Financial Statements.

     (e) In October 1993, the Pinnacle West Board of Directors declared a quarterly dividend, which was previously suspended in October 1989.


           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

        The following discussion relates to Pinnacle West Capital Corporation (Pinnacle West) and its subsidiaries: Arizona Public Service Company (APS), SunCor Development Company (SunCor) and El Dorado Investment Company (El Dorado). The discussion also relates to the discontinued operations of MeraBank, A Federal Savings Bank (MeraBank).

CAPITAL NEEDS AND RESOURCES

Parent Company

        During the past three years, Pinnacle West's primary cash needs were for the payment of interest and the optional and mandatory repayment of principal on its long-term debt (see Note 5 of Notes to Consolidated Financial Statements). Additional cash needs in 1993 and 1994 were related to the resumption and subsequent growth of common stock dividends.

        Dividends from APS have been Pinnacle West's primary source of cash. Tax allocations within the consolidated group and net operating loss carryforwards associated primarily with MeraBank have also been sources of cash.

        SunCor provided cash in 1994, and SunCor and El Dorado are both expected to contribute to Pinnacle West's cash flow in 1995.

        Pinnacle West repaid substantial amounts of its parent-level debt in each of the last three years. Management expects Pinnacle West to have sufficient cash flow to reduce parent company debt to approximately $310 million at the end of 1995 from $430 million at the end of 1994.

APS

        APS' capital needs consist primarily of construction expenditures and optional and mandatory repayments or redemptions of long-term debt and preferred stock. The capital resources available to meet these requirements include funds provided by operations and external financings.

        Present construction plans do not include any major baseload generating plants. In general, most of the construction expenditures are for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities and for environmental purposes. Construction expenditures are anticipated to be approximately $300 million, $257 million and $236 million for 1995, 1996 and 1997, respectively. These amounts include about $27 million each year for nuclear fuel expenditures.

        In the period 1992 through 1994, APS funded all of its construction expenditures and capitalized property taxes with funds provided by operations, after the payment of dividends. For the period 1995 through 1997, APS estimates that it will fund substantially all such expenditures in the same manner.

        During 1994, APS repurchased or redeemed approximately $587 million of long-term debt and preferred stock, of which approximately $518 million was optional. Refunding obligations for preferred stock, long-term debt, a capitalized lease obligation and certain anticipated early redemptions are expected to total approximately $106 million, $4 million and $164 million for the years 1995, 1996 and 1997, respectively. On March 2, 1995, APS redeemed all of its outstanding first mortgage bonds, 10.25% Series due 2000 (the 10.25% Bonds) for approximately $50 million.

        APS currently expects to issue up to $175 million of debt in 1995. Of this amount, on January 12, 1995, APS issued $75 million of 10% junior subordinated deferrable interest debentures (MIDS) due 2025, and applied the net proceeds to the repayment of short-term debt that had been incurred for the redemption of preferred stock in 1994. APS expects that substantially all of the net proceeds of the remaining financing activity in 1995 will be used for the retirement of outstanding debt.

        Provisions in APS' mortgage bond indenture and articles of incorporation require certain coverage ratios to be met before APS can issue additional first mortgage bonds or preferred stock. In addition, the bond indenture limits the amount of additional first mortgage bonds which may be issued to a percentage of net property additions, to the amount of certain first mortgage bonds that have been redeemed or retired, and/or to cash deposited with the mortgage bond trustee. After giving proforma effect to the redemption of the 10.25% Bonds as of December 31, 1994, APS estimates that the bond indenture and the articles of incorporation would then have allowed it to issue up to approximately $1.33 billion and $768 million of additional first mortgage bonds and preferred stock, respectively.

        The Arizona Corporation Commission (ACC) has authority over APS with respect to the issuance of long-term debt and equity securities. Existing ACC orders allow APS to have up to approximately $2.6 billion in long-term debt and approximately $501 million of preferred stock outstanding at any one time.

        Management does not expect any of the foregoing restrictions to limit APS' ability to meet its capital requirements.

        As of December 31, 1994, APS had credit commitments from various banks totaling approximately $300 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. There were no bank borrowings outstanding at the end of 1994. Commercial paper borrowings totaling $131.5 million were then outstanding.

Non-Utility Subsidiaries

        During the past three years, the non-utility subsidiaries together funded all of their operations through cash flow from operations and financings that did not involve Pinnacle West. SunCor's capital needs consist primarily of construction expenditures, which, on the basis of projects now under development by it, are expected to approximate $35 million, $31 million and $11 million for 1995, 1996 and 1997, respectively. Capital resources available to meet these requirements include funds provided by SunCor's operations and external financings.

        During 1994, SunCor issued $30 million of collateralized mortgage bonds. These bonds are secured by specified parcels of real property. Additionally, SunCor established revolving lines of credit totaling $24.5 million; at December 31, 1994, borrowings of $18.5 million were outstanding thereunder.

RESULTS OF OPERATIONS

1994 Compared with 1993

        Pinnacle West reported income from continuing operations of $200.6 million in 1994, which included a non-recurring income tax benefit of $26.8 million. Excluding the non-recurring tax benefit, income from continuing operations in 1994 was $173.8 million compared with $170.0 million in 1993.

        Underlying the small increase were several significant factors. Electric operating revenues increased primarily due to strong customer growth and significantly warmer weather in 1994, partially offset by lower interchange sales and the 1994 rate reduction. Substantially offsetting the earnings effect of the 1994 rate reduction was a one-time depreciation reversal, also occasioned by the 1994 rate settlement. Interest expense declined due primarily to parent company debt repayment and APS' refinancing efforts in 1994 and 1993. APS' effort to refinance high-cost debt, started in 1992, was substantially completed at the end of 1994.

        Substantially offsetting these positive factors were the completion in May 1994 of the recording of non-cash income related to a 1991 rate settlement; increased utility operations and maintenance expense due primarily to employee severance costs related to various cost-reduction efforts; and increased nuclear decommissioning costs reflecting the most recent site-specific study.

        Fuel and purchased power expenses remained relatively unchanged in 1994 compared with 1993. Higher costs to meet increased retail sales were about offset by lower fuel costs for reduced interchange sales. APS does not have a fuel adjustment clause as part of its retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings.

        SunCor reported a small profit in 1994 compared with a $4.0 million loss in 1993. Real estate revenues and operating expenses in 1994 increased $27.0 million and $21.6 million, respectively, reflecting increased volumes of residential and commercial property sales.

1993 Compared with 1992

        Pinnacle West reported income from continuing operations of $170.0 million in 1993 compared with $150.4 million in 1992. The primary factor that contributed to this increase was lower interest expense due to refinancing debt at lower rates, lower average debt balances and lower interest rates on APS' variable-rate debt. Partially offsetting the lower interest expense were increased taxes and higher utility operating expenses.

        Electric operating revenue increased significantly due to customer growth. Offsetting customer growth were the effects of milder weather and increased fuel and purchased power costs due to Palo Verde outages and reduced power levels related to steam generator tube problems (see Note 11 of Notes to Consolidated Financial Statements).

        Utility operations and maintenance expense for 1993 increased over 1992 levels primarily due to the implementation of new accounting standards for postemployment benefits and postretirement benefits other than pensions, which added $17.0 million to expense in 1993 (see Note 8 of Notes to Consolidated Financial Statements). Partially offsetting these factors were lower power plant operating costs, lower rent expense and lower costs for an employee cost-saving incentive plan.

        Real estate revenues and operating expenses increased $12.3 million and $10.9 million, respectively, in 1993 due primarily to increased sales of residential lots.

Electric Operating Revenues

        Electric operating revenues reflect changes in both the volume of units sold and price per kilowatt-hour (kWh) of electric sales. An analysis of the changes in 1994 and 1993 electric operating revenues compared with the prior year follows (in millions of dollars):

                                                1994       1993
                                                ----       ----
            Volume variance                    $86.7      $22.3
            1994 rate reduction                (27.4)        --
            Interchange sales                  (19.5)      (7.2)
            Reversal of refund obligation      (12.1)        --
            Other operating revenues            (3.9)      (0.3)
                                               -----      -----
                 Total change                  $23.8      $14.8
                                               =====      =====

        The volume increase in 1994 primarily reflects the effects on retail sales of customer growth ($56 million) and warmer weather ($42 million). The volume increase in 1993 was primarily due to customer growth ($41 million), partially offset by milder weather ($20 million reduction). Other factors affecting volumes include changes in usage, unbilled revenue and firm sales for resale for a net total of $11 million reduction in 1994 and $1 million increase in 1993.

Income  Tax  Issues

        See Note 3 of Notes to Consolidated Financial Statements regarding recognition of $26.8 million of income tax benefits in 1994 and a recent accounting standard for income taxes which required the recognition in 1993 of $19.3 million of tax benefits related to net operating loss carryforwards.

Other Income/Rate Settlement Impacts

        Net income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including Allowance for Funds Used During Construction (AFUDC), accretion income on Palo Verde Unit 3 and the reversal of a refund obligation arising out of the 1991 rate settlement (see Consolidated Statements of Cash Flows and Note 1 of Notes to Consolidated Financial Statements). The accretion and refund reversals, net of income taxes, totaled $25.9 million, $58.2 million and $53.6 million in 1994, 1993 and 1992, respectively. APS has now recorded all of the Palo Verde Unit 3 accretion income and refund obligation reversals related to the 1991 settlement. Also in 1994 was a one-time Palo Verde depreciation reversal of $15 million, net of income tax, which is included in "Other -- net" in the Consolidated Statements of Income (see Note 2 of Notes to Consolidated Financial Statements).

        The retail rate settlement which was approved by the ACC in May 1994 did not significantly affect 1994 earnings as previously discussed, and is not expected to significantly affect earnings for the years 1995 through 1999 because the rate reduction will be substantially offset by accelerated amortization of deferred investment tax credits (see Note 2 of Notes to Consolidated Financial Statements).

Competition

        A significant challenge for APS will be how well it is able to respond to increasingly competitive conditions in the electric utility industry, while continuing to earn an acceptable return for its shareholders. Strategies emphasize managing costs, stabilizing electric rates, negotiating long-term contracts with large customers and capitalizing on the growth characteristics of APS' service territory.

        One of the issues that must be addressed responsibly is the recovery in a more competitive environment of the carrying value of assets (including those referred to in Note 1K of Notes to Consolidated Financial Statements) acquired or recorded under the existing regulatory environment.

        Pursuant to the 1994 rate settlement, APS and the ACC staff will develop certain procedures that are responsive to the competitive forces in larger customer segments, with the objective of making joint recommendations to the ACC in 1995. A separate ACC proceeding on competition was opened in mid-1994 and is expected to continue for some months.


        As the forces of competition continue to impact the industry, it will become clearer as to what customer sectors and what regions will be most affected and what strategies are best to deal with those forces.


             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE



                                                                                    Page
                                                                                 ----------
Report of Management...........................................................          24
Independent Auditors' Report...................................................          25

Consolidated Statements of Income for each of the three years in the period
  ended December 31, 1994......................................................          26

Consolidated Balance Sheets -- December 31, 1994 and 1993......................      27, 28

Consolidated Statements of Cash Flows for each of the three years in the period
  ended December 31, 1994......................................................          29

Consolidated Statements of Retained Earnings for each of the three years in the
  period ended December 31, 1994...............................................          30

Notes to Consolidated Financial Statements.....................................          31

Financial Statement Schedule for each of the three years in the period ended
  December 31, 1994

    Schedule II -- Valuation and Qualifying Accounts for the years ended
      December 31, 1994, 1993 and 1992.........................................          46

    See Note 12 of Notes to Consolidated Financial Statements for the selected quarterly financial data required to be presented in this Item.

REPORT OF MANAGEMENT

    The primary responsibility for the integrity of Pinnacle West's financial information rests with management, which has prepared the accompanying financial statements and related information. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances, based on management's best estimates and judgments and giving due consideration to materiality. These financial statements have been audited by independent auditors and their report is included.

    Management maintains and relies upon systems of internal accounting controls. A limiting factor in all systems of internal accounting control is that the cost of the system should not exceed the benefits to be derived. Management believes that Pinnacle West's system provides the appropriate balance between such costs and benefits.

    Periodically the internal accounting system is reviewed by both Pinnacle West's internal auditors and its independent auditors to test for compliance. Reports issued by the internal auditors are released to management, and such reports, or summaries thereof, are transmitted to the Audit Committee of the Board of Directors and the independent auditors on a timely basis.

    The Audit Committee, composed solely of outside directors, meets periodically with the internal auditors and independent auditors (as well as management) to review the work of each. The internal auditors and independent auditors have free access to the Audit Committee, without management present, to discuss the results of their audit work.

    Management believes that Pinnacle West's systems, policies and procedures provide reasonable assurance that operations are conducted in conformity with the law and with management's commitment to a high standard of business conduct.

Richard Snell                                         Henry B. Sargent
Chairman & President                                  Executive Vice President
                                                      & Chief Financial Officer

                         INDEPENDENT AUDITORS' REPORT


    We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and its subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle West Capital Corporation and its subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 3 of Notes to Consolidated Financial Statements, the Company changed its method of accounting for income taxes effective January 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.

Deloitte & Touche LLP
Phoenix, Arizona
March 3, 1995



                       PINNACLE WEST CAPITAL CORPORATION

                       Consolidated Statements of Income
                (Dollars in Thousands, Except Per Share Amounts)
                                                                                        Year Ended December 31,
                                                                           ------------------------------------------
                                                                                1994           1993             1992
                                                                           ------------   ------------    -----------
Operating Revenues
        Electric (Note 1) ...............................................  $  1,626,168   $  1,602,413    $ 1,587,582
        Real estate .....................................................        59,253         32,248         19,959
                                                                           ------------   ------------    -----------
                        Total ...........................................     1,685,421      1,634,661      1,607,541
                                                                           ------------   ------------    -----------
Fuel Expenses
        Fuel for electric generation ....................................       237,103        231,434        230,194
        Purchased power .................................................        63,586         69,112         57,007
                                                                           ------------   ------------    -----------
                        Total ...........................................       300,689        300,546        287,201
                                                                           ------------   ------------    -----------
Operating Expenses
        Utility operations and maintenance ..............................       411,921        401,216        390,512
        Real estate operations ..........................................        59,789         38,220         27,309
        Depreciation and amortization ...................................       237,326        223,558        220,076
        Taxes other than income taxes ...................................       141,926        138,468        134,966
                                                                           ------------   ------------    -----------
                        Total ...........................................       850,962        801,462        772,863
                                                                           ------------   ------------    -----------
Operating Income ........................................................       533,770        532,653        547,477
                                                                           ------------   ------------    -----------
Other Income (Deductions)
        Allowance for equity funds used during construction (Note 1) ....         3,941          2,326          3,103
        Palo Verde accretion income (Note 1) ............................        33,596         74,880         67,421
        Interest on long-term debt ......................................      (229,810)      (245,961)      (272,240)
        Other interest ..................................................       (15,185)       (16,505)       (12,718)
        Allowance for borrowed funds used during construction (Note 1) ..         5,442          4,153          4,492
        Preferred stock dividend requirements of APS ....................       (25,274)       (30,840)       (32,452)
        Other - net .....................................................        17,109         (2,282)       (13,045)
                                                                           ------------   ------------    -----------
                        Total ...........................................      (210,181)      (214,229)      (255,439)
                                                                           ------------   ------------    -----------
Income from Continuing Operations Before Income Taxes ...................       323,589        318,424        292,038
                                                                           ------------   ------------    -----------
Income Taxes (Note 3)
        Income tax expense ..............................................       149,740        148,446        141,598
        Non-recurring income tax benefit ................................       (26,770)          --              --
                                                                           ------------   ------------    -----------
                        Total ...........................................       122,970        148,446        141,598
                                                                           ------------   ------------    -----------
Income From Continuing Operations .......................................       200,619        169,978        150,440
Income From Discontinued Operations .....................................          --             --            6,000
Cumulative Effect of Change in Accounting for
        Income Taxes (Note 3) ...........................................          --           19,252            --
                                                                           ------------   ------------    -----------
Net Income ..............................................................  $    200,619   $    189,230    $   156,440
                                                                           ============   ============    ===========
Average Common Shares Outstanding .......................................    87,410,967     87,241,899     87,044,180
Earnings Per Average Common Share Outstanding
        Continuing operations ...........................................  $       2.30   $       1.95    $      1.73
        Discontinued operations .........................................          --             --             0.07
        Accounting change ...............................................          --             0.22            --
                                                                           ------------   ------------    -----------
                        Total ...........................................  $       2.30   $       2.17    $      1.80
                                                                           ============   ============    ===========
Dividends Declared Per Share ............................................  $      0.825    $     0.200    $       --
                                                                           ============   ============    ===========

See Notes to Consolidated Financial Statements.



                       PINNACLE WEST CAPITAL CORPORATION

                          Consolidated Balance Sheets
                             (Thousands of Dollars)
                                                                                                                  December 31,
                                                                                                   ---------------------------------
                                                                                                      1994                    1993
                                                                                                   ----------             ----------

ASSETS
Current Assets
        Cash and cash equivalents ....................................................             $   34,719             $   52,127
        Customer and other receivables - net .........................................                136,143                126,343
        Accrued utility revenues (Note 1) ............................................                 55,432                 60,356
        Materials and supplies (at average cost) .....................................                 89,864                 96,174
        Fossil fuel (at average cost) ................................................                 35,735                 34,220
        Other current assets .........................................................                 15,422                 13,782
        Deferred income taxes (Note 3) ...............................................                 68,263                100,234
                                                                                                   ----------             ----------
                Total current assets .................................................                435,578                483,236
                                                                                                   ----------             ----------
Investments and Other Assets
        Real estate investments - net ................................................                408,505                402,873
        Other assets (Note 1) ........................................................                153,384                136,074
                                                                                                   ----------             ----------
                Total investments and other assets ...................................                561,889                538,947
                                                                                                   ----------             ----------
Utility Plant (Notes 5, 9 and 10)
        Electric plant in service, including nuclear fuel ............................              6,602,799              6,462,589
        Construction work in progress ................................................                224,312                197,556
                                                                                                   ----------             ----------
                Total utility plant ..................................................              6,827,111              6,660,145
        Less accumulated depreciation and amortization ...............................              2,203,038              2,058,895
                                                                                                   ----------             ----------
                Net utility plant ....................................................              4,624,073              4,601,250
                                                                                                   ----------             ----------
Deferred Debits
        Regulatory asset for income taxes (Note 3) ...................................                557,049                585,294
        Palo Verde Unit 3 cost deferral (Note 1) .....................................                292,586                301,748
        Palo Verde Unit 2 cost deferral (Note 1) .....................................                171,936                177,998
        Other deferred debits ........................................................                266,641                268,326
                                                                                                   ----------             ----------
                Total deferred debits ................................................              1,288,212              1,333,366
                                                                                                   ----------             ----------
Total Assets .........................................................................             $6,909,752             $6,956,799
                                                                                                   ==========             ==========
See Notes to Consolidated Financial Statements.



                       PINNACLE WEST CAPITAL CORPORATION

                          Consolidated Balance Sheets
                             (Thousands of Dollars)
                                                                                                   December 31,
                                                                                          --------------------------
                                                                                             1994            1993
                                                                                          ----------      ----------
LIABILITIES AND EQUITY
Current Liabilities
        Accounts payable ...........................................................      $  126,842      $   97,489
        Accrued taxes ..............................................................          89,144          96,303
        Accrued interest ...........................................................          56,058          57,674
        Short-term borrowings (Note 4) .............................................         131,500         148,000
        Current maturities of long-term debt (Note 5) ..............................          78,512          78,841
        Other current liabilities ..................................................          50,060          60,845
                                                                                          ----------      ----------
                        Total current liabilities ..................................         532,116         539,152
                                                                                          ----------      ----------
Non-Current Liabilities
        Long-term debt less current maturities (Note 5) ............................       2,588,525       2,633,620
        Other liabilities ..........................................................           8,679           8,246
                                                                                          ----------      ----------
                        Total non-current liabilities ..............................       2,597,204       2,641,866
                                                                                          ----------      ----------
Deferred Credits and Other
        Deferred income taxes (Note 3) .............................................       1,297,298       1,278,673
        Deferred investment tax credit (Note 1) ....................................         121,426         127,331
        Unamortized gain - sale of utility plant ...................................          98,551         107,344
        Other deferred credits .....................................................         218,179         221,762
                                                                                          ----------      ----------
                        Total deferred credits and other ...........................       1,735,454       1,735,110
                                                                                          ----------      ----------
Commitments and Contingencies (Note 11)

Minority Interests (Note 6)
        Non-redeemable preferred stock of APS ......................................         193,561         193,561
                                                                                          ----------      ----------
        Redeemable preferred stock of APS ..........................................          75,000         197,610
                                                                                          ----------      ----------
Common Stock Equity
        Common stock, no par value; authorized
                150,000,000 shares; issued and outstanding 87,429,642
                in 1994 and 87,423,817 in 1993 .....................................       1,641,196       1,642,783

        Retained earnings...........................................................         135,221           6,717
                                                                                          ----------      ----------
                        Total common stock equity ..................................       1,776,417       1,649,500
                                                                                          ----------      ----------
Total Liabilities and Equity .......................................................      $6,909,752      $6,956,799
                                                                                          ==========      ==========


                       PINNACLE WEST CAPITAL CORPORATION

                     Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                                                                 Year Ended December 31,
                                                                   -----------------------------------------------
                                                                       1994              1993              1992
                                                                   -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES (Note 1)
Income from continuing operations ...........................      $   200,619       $   169,978       $   150,440
Items not requiring cash
        Depreciation and amortization .......................          271,654           258,562           259,637
        Deferred income taxes - net .........................           78,841           139,725            84,146
        Rate refund reversal (Note 1) .......................           (9,308)          (21,374)          (21,374)
        Palo Verde accretion income (Note 1) ................          (33,596)          (74,880)          (67,421)
        Other - net .........................................           (5,093)             (168)           (1,829)
Changes in current assets and liabilities
        Accounts receivable - net ...........................           (7,693)           31,090           (31,715)
        Accrued utility revenues ............................            4,924            (8,839)           (7,055)
        Materials, supplies and fossil fuel .................            4,795             2,252             5,094
        Other current assets ................................           (1,640)           (5,782)            2,042
        Accounts payable ....................................           25,068           (27,196)            9,547
        Accrued taxes .......................................           (7,159)          (21,391)           45,962
        Accrued interest ....................................           (1,616)             (905)          (16,593)
        Other current liabilities ...........................           (1,730)          (18,408)          (16,549)
Decrease (increase) in land held ............................          (10,163)           (7,894)            1,975
Other - net .................................................          (10,730)           34,292             5,973
                                                                   -----------       -----------       -----------
Net Cash Flow Provided By Operating Activities ..............          497,173           449,062           402,280
                                                                   -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ........................................         (255,308)         (234,944)         (224,419)
Allowance for equity funds used during construction .........            3,941             2,326             3,103
Sale of property ............................................              151                89             5,480
Other - net .................................................           (1,924)            1,609            (6,555)
                                                                   -----------       -----------       -----------
Net Cash Flow Used For Investing Activities .................         (253,140)         (230,920)         (222,391)
                                                                   -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt ..................................          595,362           535,893           649,165
Issuance of preferred stock .................................              --             72,644            24,781
Short-term borrowings - net .................................          (16,500)          (47,000)          195,000
Dividends paid on common stock ..............................          (72,115)          (17,466)              --
Repayment of long-term debt .................................         (643,991)         (711,241)       (1,109,181)
Redemption of preferred stock ...............................         (124,096)          (78,663)          (27,850)
Other - net .................................................             (101)           (8,108)            2,407
                                                                   -----------       -----------       -----------
Net Cash Flow Used For Financing Activities .................         (261,441)         (253,941)         (265,678)
                                                                   -----------       -----------       -----------
Net Cash Flow ...............................................          (17,408)          (35,799)          (85,789)
Cash and Cash Equivalents at Beginning of Year ..............           52,127            87,926           173,715
                                                                   -----------       -----------       -----------
Cash and Cash Equivalents at End of Year ....................      $    34,719       $    52,127       $    87,926
                                                                   ===========       ===========       ===========
See Notes to Consolidated Financial Statements.


                       PINNACLE WEST CAPITAL CORPORATION

                  Consolidated Statements of Retained Earnings
                             (Thousands of Dollars)
                                                                                    Year Ended December 31,
                                                                       -------------------------------------------
                                                                          1994             1993             1992
                                                                       ---------        ---------        ---------
Retained Earnings (Deficit) at Beginning of Year ...............       $   6,717        $(165,047)       $(321,487)
Net Income .....................................................         200,619          189,230          156,440
Common Stock Dividends .........................................         (72,115)         (17,466)             --
                                                                       ---------        ---------        ---------
Retained Earnings (Deficit) at End of Year .....................       $ 135,221        $   6,717        $(165,047)
                                                                       =========        =========        =========
See Notes to Consolidated Financial Statements.

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

        B. Utility Plant and Depreciation

        Utility plant represents the buildings, equipment and other facilities used to provide electric service. The cost of utility plant includes labor, materials, contract services, other related items and an allowance for funds used during construction. The cost of retired depreciable utility plant, plus removal costs less salvage realized, is charged to accumulated depreciation.

        Depreciation on utility property is recorded on a straight-line basis. The applicable rates for 1992 through 1994 ranged from 0.84% to 15.00%, which resulted in an annual composite rate of 3.43% for 1994. Depreciation and amortization of non-utility property and equipment are provided over the estimated useful lives of the related assets, ranging from 3 to 33.3 years.

        C. Revenues

        Electric operating revenues are recognized on the accrual basis and include estimated amounts for service rendered but unbilled at the end of each accounting period.

        In 1991 APS recorded a refund obligation of $53.4 million ($32.3 million after tax) as a result of a 1991 rate settlement. The refund obligation was used to reduce the amount of a 1991 rate increase granted rather than require specific customer refunds and was reversed over the thirty months ended May 1994. The after-tax refund obligation reversals that were recorded as electric operating revenues by APS amounted to $5.6 million in 1994 and $12.9 million in each of the years 1993 and 1992.

        Consistent with the 1994 presentation, prior years electric operating revenues and other taxes have been restated to exclude sales tax on electric revenue.

        D. Allowance for Funds Used During Construction

        AFUDC represents the cost of debt and equity funds used to finance construction of utility plant. Plant construction costs, including AFUDC, are recovered in authorized rates through depreciation when completed projects are placed into commercial operation. AFUDC does not represent current cash earnings.

        AFUDC has been calculated using composite rates of 7.70% for 1994; 7.20% for 1993; and 10.00% for 1992. APS compounds AFUDC semiannually and ceases to accrue AFUDC when construction work is completed and the property is placed in service.

        E. Income Taxes

        Pinnacle West and its subsidiaries file a consolidated U.S. income tax return. Provisions for income taxes are made by each subsidiary as if separate income tax returns were filed. The difference, if any, between these provisions and consolidated income tax expense is allocated to Pinnacle West.

        Investment tax credits (ITCs) were deferred and are being amortized to other income over the estimated lives of the related assets as directed by the ACC. The 1994 retail rate settlement provides for accelerated amortization of ITCs over five years beginning in 1995 (see Note 2).

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

        Under federal law, the United States Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. The DOE assesses $.001 per kWh of nuclear generation. This amount is charged to nuclear fuel expense and recovered through rates.

        In 1994, APS recorded $11.9 million for decommissioning expense. APS estimates it will cost approximately $2.1 billion ($425 million in 1994 dollars), over a thirteen-year period beginning in 2023, to decommission its 29.1% interest in Palo Verde. Decommissioning costs are charged to expense over the respective units operating license term and are included in the accumulated depreciation balance until each Palo Verde unit is fully decommissioned. Nuclear decommissioning costs are currently recovered in rates.

        APS is utilizing a 1992 site-specific study for Palo Verde, prepared for APS by an independent consultant, that assumes the prompt removal/dismantlement method of decommissioning. The study is updated every three years.

        As required by the ACC, APS has established external trust accounts into which quarterly deposits are made for decommissioning. As of December 31, 1994, APS has deposited a total of $45.0 million. The trust accounts are included in Investments and Other Assets on the Consolidated Balance Sheets at a market value of $55.2 million on December 31, 1994. The trust funds are invested primarily in fixed-income securities and domestic stock and are classified as available for sale. Gains and losses are reflected in accumulated depreciation.

        In 1994, the Financial Accounting Standards Board (FASB) added a project to its agenda on accounting for nuclear decommissioning obligations. Only preliminary views have been discussed at this time, however, there is some indication the FASB may require the estimated present value of the cost of decommissioning to be recorded as a liability along with an offsetting plant asset. Pinnacle West is unable to determine what, if any, impact these deliberations may have on its financial position or results of operations.

        H. Statements of Cash Flows

        Temporary cash investments and marketable securities are considered to be cash equivalents for purposes of the Consolidated Statements of Cash Flows. During 1994, 1993 and 1992 Pinnacle West and its subsidiaries paid interest, net of amounts capitalized, of $231.6 million, $243.9 million and $286.4 million, respectively. Income taxes paid were $56.5 million, $45.3 million and $33.8 million, respectively; and dividends paid on preferred stock of APS were $26.2 million, $30.9 million and $32.6 million, respectively.

        I. Palo Verde Cost Deferrals

        As authorized by the ACC, APS deferred operating costs (excluding fuel) and financing costs of Palo Verde Units 2 and 3 from the commercial operation date (September 1986 and January 1988, respectively) until the date the units were included in a rate order (April 1988 and December 1991, respectively). The deferrals are being amortized and recovered through rates over thirty-five year periods.

        J. Palo Verde Accretion Income

        In 1991, APS discounted the carrying value of Palo Verde Unit 3 to reflect the present value of lost cash flows resulting from a 1991 rate settlement agreement deeming a portion of the unit to temporarily be excess capacity. In accordance with generally accepted accounting principles, APS recorded accretion income over a thirty-month period ended May 1994 in the aggregate amount of the original discount. The after-tax accretion income recorded by APS in 1994, 1993 and 1992 was $20.3 million, $45.3 million and $40.7 million, respectively.

        K. Regulatory Accounting

        APS prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". SFAS No. 71 requires a cost-based rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

        APS' major regulatory assets are Palo Verde cost deferrals (see Note 1) and deferred taxes (see Note 3). These items, combined with miscellaneous other items and regulatory liabilities, amounted to approximately $1.1 billion at December 31, 1994 and 1993, most of which are included in "Deferred Debits" on the Consolidated Balance Sheets.

2.   Regulatory Matters

        In May 1994, the ACC approved a retail rate settlement agreement which was jointly proposed by APS and the ACC staff. The major provisions of the settlement include:

         o A net annual rate reduction of approximately $32.3 million ($19 million after tax), or 2.2% on average effective June 1, 1994.

         o A moratorium on filing for permanent rate changes, except under certain circumstances, prior to the end of 1996 for both APS and the ACC staff.

         o A joint APS-ACC study to develop rate principles allowing APS greater flexibility to deal with market conditions and increasing competition in the electric industry.

         o  All of Palo Verde Unit 3 included in rate base.

         o  An  incentive   rewarding   reduction  in  fuel  and  operating  and
            maintenance cost per kWh below established targets.

         As part of the settlement, APS reversed approximately $20 million of depreciation ($15 million after tax) related to a 1991 Palo Verde write-off. The 1994 settlement also provided for the accelerated amortization of substantially all deferred ITCs over a five-year period beginning in 1995. Overall, the settlement is not expected to materially affect APS results of operations for the years 1995-1999.

3.   Income Tax Expense

Non-recurring Income Tax Benefit

         The recognition of $26.8 million of non-recurring income tax benefits in 1994 relates to a change in tax law.

Change in Accounting for Income Taxes

         Effective January 1, 1993, Pinnacle West adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The cumulative effect on prior years of this change in accounting principle resulted in an increase in 1993 net income of $19.3 million, due primarily to the recognition of deferred tax benefits relating to state net operating loss (NOL) carryforwards of Pinnacle West.

         As a result of adopting SFAS No. 109, APS recorded additional deferred income taxes related to the equity component of AFUDC; the debt component of AFUDC recorded net-of-tax; and other temporary differences for which deferred income taxes had not been provided. Deferred tax balances were also adjusted for changes in tax rates. The adoption of SFAS No. 109 increased net deferred income tax liabilities by $585.3 million at December 31, 1993. Historically, the Federal Energy Regulatory Commission and the ACC have allowed revenues sufficient to pay for these deferred tax liabilities and, in accordance with SFAS No. 109, a regulatory asset was established in a corresponding amount.


Income Taxes

The components of income tax expense from continuing operations are as follows:

                                                                                  Year Ended December 31,
                                                                     ---------------------------------------------
                                                                        1994             1993                1992
                                                                     ---------         ---------         ---------
                                                                                 (Thousands of Dollars)
Current
        Federal .............................................        $  49,112         $  43,065         $  30,418
        State ...............................................              922               816               624
                                                                     ---------         ---------         ---------
Total current ...............................................           50,034            43,881            31,042
                                                                     ---------         ---------         ---------
Deferred
        Depreciation - net ..................................           56,450            58,844            76,175
        Investment tax credit - net .........................           (5,905)           (6,028)           (5,574)
        Alternative minimum tax .............................          (65,510)          (53,212)          (40,434)
        Palo Verde start-up costs ...........................           (1,590)           (1,335)          (28,976)
        Palo Verde accretion income .........................           13,288            29,618            26,668
        NOL and ITC carryforward utilized ...................          115,623            81,494            81,180
        Change in federal tax rate ..........................              --             (4,855)              --
        Change in tax law ...................................          (26,770)              --                --
        Other - net .........................................          (12,650)               39             1,517
                                                                     ---------         ---------         ---------
Total deferred ..............................................           72,936           104,565           110,556
                                                                     ---------         ---------         ---------
Total .......................................................        $ 122,970         $ 148,446         $ 141,598
                                                                     =========         =========         =========


         Income tax expense differed from the amount computed by multiplying income from continuing operations before income taxes by the statutory federal income tax rate due to the following:

                                                                                       Year Ended December 31,
                                                                               --------------------------------------
                                                                                 1994           1993           1992
                                                                               --------       --------       --------
                                                                                          (Thousands of Dollars)
Federal income tax expense at statutory rate
        (35% in 1994 and 1993, 34% in 1992) .............................      $113,256       $111,448       $ 99,293
Increases (reductions) in tax expense resulting from:
        Tax under book depreciation .....................................        17,236         17,671         17,499
        Preferred stock dividends of APS ................................         8,846         10,794         11,034
        ITC amortization ................................................        (5,905)        (6,002)        (6,124)
        State income tax net of federal income tax benefit ..............        (5,983)        21,604         21,589
        Change in federal tax rate ......................................           --          (4,855)           --
        Other ...........................................................        (4,480)        (2,214)        (1,693)
                                                                               --------       --------       --------
Income tax expense ......................................................      $122,970       $148,446 $      141,598
                                                                               ========       ========       ========


         The components of the net deferred income tax liability at December 31 were as follows:


                                                                                                       1994                 1993
                                                                                                   -----------          -----------
                                                                                                         (Thousands of Dollars)
Deferred tax assets
        NOL and ITC carryforwards ........................................................         $    72,139          $   159,490
        Alternative minimum tax (can be carried forward indefinitely) ....................             165,971              100,461
        Deferred gain on Palo Verde Unit 2 sale/leaseback ................................              63,720               66,754
        Other ............................................................................             124,498              126,905
        Valuation allowance ..............................................................             (58,431)             (43,818)
                                                                                                   -----------          -----------
                        Total deferred tax assets ........................................             367,897              409,792

Deferred tax liabilities
        Plant-related ....................................................................             802,645              751,520
        Income taxes recoverable through future rates - net ..............................             557,049              585,294
        Palo Verde deferrals .............................................................             153,410              158,424
        Other ............................................................................              83,828               92,993
                                                                                                   -----------          -----------
                        Total deferred tax liabilities ...................................           1,596,932            1,588,231
                                                                                                   -----------          -----------
Accumulated deferred income taxes - net ..................................................         $ 1,229,035          $ 1,178,439
                                                                                                   ===========          ===========

        At December 31, 1994, Pinnacle West had federal NOL carryforwards of approximately $80 million which may be used through 2005 and state NOL carryforwards of approximately $490 million which expire in 1995. Pinnacle West also had ITC carryforwards of approximately $18 million which expire in 2000 through 2005.

4. Lines of Credit

         APS had committed lines of credit with various banks of $300 million at December 31, 1994, and $302 million at December 31, 1993, which were available either to support the issuance of commercial paper or to be used for bank borrowings. The commitment fees on these lines were 0.25% per annum through June 30, 1994, 0.20% per annum on $200 million and 0.15% per annum on $100 million thereafter, through December 31, 1994. APS had commercial paper borrowings outstanding of $131.5 million at December 31, 1994, and $148.0 million at December 31, 1993. The weighted average interest rate on commercial paper borrowings was 6.25% on December 31, 1994, and 3.48% on December 31, 1993. By Arizona statute, APS short-term borrowings cannot exceed 7% of its total capitalization without the consent of the ACC.

        SunCor had revolving lines of credit totaling $24.5 million at December 31, 1994, and none at December 31, 1993. Any borrowings are collateralized by certain real property and would bear interest based on the prime rate or on London Interbank Offered Rate (LIBOR). The commitment fees on these lines were 0.5% per annum on $15.0 million and 0.2% per annum on $9.5 million. SunCor had $18.5 million outstanding under these lines at December 31, 1994.

5. Long-Term Debt

         In January 1990, Pinnacle West restructured the majority of its long-term debt. Pinnacle West granted the affected lenders a security interest in the outstanding common stock of APS and agreed not to incur new debt except to reduce, refinance or prepay existing debt. Pinnacle West's ability to pay dividends is dependent upon the satisfaction of specified interest coverage ratios. Additionally, cumulative dividend payments for the period April 1, 1990 through any dividend declaration date are limited to 50% of cumulative consolidated net income (as defined) for the same period. As of December 31, 1994, Pinnacle West could have declared dividends of approximately $259 million based on this formula. Pinnacle West's aggregate investments in its existing subsidiaries (excluding APS) and new investments are generally limited to $15 million and $20 million, respectively. Pinnacle West must maintain certain interest coverage ratios and meet certain funded debt tests. Additionally, Pinnacle West would be required to use the net cash proceeds from the sale of SunCor or El Dorado or substantially all of their assets to repay debt. The following table presents long-term debt outstanding as of December 31, 1994 and 1993.

                                                                                                                  December 31,
                                                    Maturity Dates         Interest Rates                    1994             1993
                                                    --------------  ----------------------------         ----------       ----------
                                                                                                            (Thousands of Dollars)
APS
First mortgage bonds ..........................       1997-2028            5.5%-13.25%(a)                $1,740,071       $1,729,070
Pollution control indebtedness ................       2024-2029             Adjustable(b)                   418,824          369,130
Capitalized lease obligation (c) ..............       1995-2001                 7.48%                        26,365           29,633
                                                                                                         ----------       ----------
                                                                                                          2,185,260        2,127,833
                                                                                                         ----------       ----------
SUNCOR
Revolving credit ..............................       1997-2001       LIBOR plus 2.50% to 2.75%(d)           18,500              --
Notes payable .................................       1994-1998                   (e)                         3,450           20,936
Mortgage bonds ................................       1996-2004            LIBOR plus 3%(f)                  30,000              --
                                                                                                         ----------       ----------
                                                                                                             51,950           20,936
                                                                                                         ----------       ----------
PINNACLE WEST
Bank term loans ...............................         1996                      (g)                        44,416          112,663
Debentures ....................................       1994-2000             11.35%-11.61%(h)                385,411          451,029
                                                                                                         ----------       ----------
                                                                                                            429,827          563,692
                                                                                                         ----------       ----------
Total long-term debt ..........................                                                           2,667,037        2,712,461
Less current maturities .......................                                                              78,512           78,841
                                                                                                         ----------       ----------
Total long-term debt less
        current maturities ....................                                                          $2,588,525       $2,633,620
                                                                                                         ==========       ==========
-----------

(a)  The  weighted-average  rate at December  31,  1994,  and 1993 was 8.04% and
     8.25%, respectively. The weighted-average years to maturity at December 31, 1994 and 1993 was 19 years and 20 years, respectively.

(b) The weighted-average rates for the years ended December 31, 1994, and 1993 were 2.99% and 2.64%, respectively. Changes in short-term interest rates would affect the costs associated with this debt.

(c) Represents the present value of future lease payments (discounted at an interest rate of 7.48%) on a combined cycle plant sold and leased back from the independent owner-trustee formed to own the facility. See Note 9.

(d)  The weighted-average interest rate at December 31, 1994 was 8.47%.

(e) Includes $2.0 million of fixed-rate notes in 1994 at 10.25% and $8.1 million in 1993 at 10.25% to 12.00%. Interest rates on the balance vary with the lenders prime rates.

(f) The bonds have a two-year interest-only period and quarterly principal repayments over the remaining term. The interest rate at December 31, 1994 was 9.00%. Subsequent to year-end, the bonds were purchased by a third party and certain terms of the debt may be modified.

(g) The 1994 balance includes $30.0 million at LIBOR plus 0.55%, adjusted periodically, and the balance at 9.21%. The 1993 balance consists of $74.0 million at 10.56% and the balance at 8.91%.

(h)  Includes $310.4 million of 11.61% senior secured debentures at December 31,
     1994 and 1993, which are due in 2000 and are redeemable before then only at a premium  determined by a make-whole  formula related to U.S.  Treasuries.
     The   balance  in  both  years   represents   senior   debentures   with  a
     weighted-average interest rate of approximately 11.35%.

        Aggregate annual principal payments due on total long-term debt and for sinking fund requirements through 1999 are as follows: 1995, $78.5 million; 1996, $50.7 million; 1997, $166.9 million; 1998, $113.4 million; and 1999,
$112.8 million. See Note 6 for redemption and sinking fund requirements of redeemable preferred stock of APS.

         On January 12, 1995, APS issued $75 million of 10% junior subordinated deferrable interest debentures (MIDS) due 2025.

6.   Preferred Stock of APS

         Non-redeemable  preferred stock is not redeemable  except at the option
of  APS.   Redeemable   preferred  stock  is  redeemable  through  sinking  fund
obligations  in addition to being  callable by APS. The balances at December 31,
1994 and 1993 of preferred stock of APS are shown below:

                                              Number of Shares                        Par Value
                                     ---------------------------------     -------------------------------
                                                     Outstanding at                      Outstanding at
                                                       December 31,                        December 31,           Call
                                                   -------------------                -------------------      Price Per
                                     Authorized      1994       1993      Per Share      1994       1993       Share (a)
                                     ---------     --------  ---------    --------    --------   --------     ----------
                                                                                    (Thousands of Dollars)
NON-REDEEMABLE:
$1.10 preferred                         160,000     155,945    155,945     $ 25.00    $  3,898   $   3,898    $  27.50
$2.50 preferred                         105,000     103,254    103,254       50.00       5,163       5,163       51.00
$2.36 preferred                         120,000      40,000     40,000       50.00       2,000       2,000       51.00
$4.35 preferred                         150,000      75,000     75,000      100.00       7,500       7,500      102.00
Serial preferred                      1,000,000
        $2.400 Series A                             240,000    240,000       50.00      12,000      12,000       50.50
        $2.625 Series C                             240,000    240,000       50.00      12,000      12,000       51.00
        $2.275 Series D                             200,000    200,000       50.00      10,000      10,000       50.50
        $3.250 Series E                             320,000    320,000       50.00      16,000      16,000       51.00
Serial preferred                      4,000,000(b)
        Adjustable rate Series Q                    500,000    500,000      100.00      50,000      50,000            (c)
Serial preferred:                    10,000,000
        $1.8125 Series W                          3,000,000  3,000,000       25.00      75,000      75,000            (d)
                                                  ---------  ---------                --------   ---------
Total                                             4,874,199  4,874,199                $193,561   $ 193,561
                                                  =========  =========                ========   =========

REDEEMABLE:
Serial preferred:
        $8.80 Series K                                  --     142,100     $100.00    $    --    $  14,210
        $11.50 Series R                                 --     284,000      100.00         --       28,400
        $8.48 Series S                                  --     300,000      100.00         --       30,000
        $8.50 Series T                                  --     500,000      100.00         --       50,000
        $10.00 Series U                             500,000    500,000      100.00      50,000      50,000
        $7.875 Series V                             250,000    250,000      100.00      25,000      25,000            (e)
                                                  ---------  ---------                --------   ---------
Total                                               750,000  1,976,100                $ 75,000   $ 197,610
                                                  =========  =========                ========   =========

-------------

     (a)  In each case plus accrued dividends.

     (b) This authorization also covers all outstanding redeemable preferred stock.

     (c)  Dividend  rate adjusted  quarterly to 2% below that of certain  United
          States Treasury securities, but in no event less than 6% or greater than 12% per annum. Redeemable at par.

     (d)  Redeemable at par after December 1, 1998.

     (e) Redeemable at $106.30 through May 31, 1995, and thereafter declining by a predetermined amount each year to par after May 31, 2002.



         If there were to be any arrearage in dividends on any of its preferred stock or in the sinking fund requirements applicable to any of its redeemable preferred stock, APS could not pay dividends on its common stock or acquire any shares thereof for consideration. The redemption requirements for the above issues for the next five years are: $0 in 1995 and 1996, and $10.0 million in each of the years 1997 through 1999.

        Redeemable preferred stock transactions of APS during each of the three years in the period ended December 31, 1994, are as follows:

                                                    Number              Par
                                                      of               Value
                                                    Shares             Amount
                                                   ---------         -----------
                                                      (Dollars in Thousands)

Balance, December 31, 1991 ...............         2,272,782         $  227,278
Issuance
        $7.875 Series V ..................           250,000             25,000
Retirements
        $10.00 Series H ..................            (8,677)              (868)
        $8.80 Series K ...................            (4,725)              (472)
        $12.90 Series N ..................          (213,280)           (21,328)
        $11.50 Series R ..................           (39,750)            (3,975)
                                                   ---------         -----------
Balance, December 31, 1992 ...............         2,256,350            225,635
Retirements
        $8.80 Series K ...................           (45,000)            (4,500)
        $11.50 Series R ..................           (35,250)            (3,525)
        $8.48 Series S ...................          (200,000)           (20,000)
                                                   ---------         -----------
Balance, December 31, 1993 ...............         1,976,100            197,610
Retirements
        $8.80 Series K ...................          (142,100)           (14,210)
        $11.50 Series R ..................          (284,000)           (28,400)
        $8.48 Series S ...................          (300,000)           (30,000)
        $8.50 Series T ...................          (500,000)           (50,000)
                                                   ---------         -----------
Balance, December 31, 1994 ...............           750,000         $   75,000
                                                   =========         ===========

7.   Common Stock

         Pinnacle West's common stock issued during each of the three years in the period ended December 31, 1994, is as follows:

                                                    Number
                                                      of
                                                    Shares             Amount(a)
                                                  ----------        ------------
                                                      (Dollars in Thousands)

Balance, December 31, 1991 ..............         87,009,974        $ 1,646,889
        Common stock issued .............            151,898               (117)
                                                  ----------        ------------
Balance, December 31, 1992 ..............         87,161,872          1,646,772
        Common stock issued .............            261,945             (3,989)
                                                  ----------        ------------
Balance, December 31, 1993 ..............         87,423,817          1,642,783
        Common stock issued .............              5,825             (1,587)
                                                  ----------        ------------
Balance, December 31, 1994 ..............         87,429,642        $ 1,641,196
                                                  ==========        ============
------------
(a)  Including premiums and expenses of preferred stock issues of APS.

        The Pinnacle West Stock Purchase and Dividend Reinvestment Plan (renamed the Investors Advantage Plan in 1995) provides that any participant may purchase shares of its common stock directly from Pinnacle West.

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

        Pinnacle West has incentive plans under which it may grant non-qualified stock options (NQSOs), incentive stock options (ISOs) and restricted stock awards to officers and key employees of Pinnacle West and its subsidiaries up to an aggregate of 6.5 million shares of Pinnacle West common stock. The plans also provide for the granting of any combination of stock appreciation rights or dividend equivalents. As of December 31, 1994, approximately 1,917,500 NQSOs, 9,000 ISOs, 287,000 restricted shares and 35,000 dividend equivalent shares were outstanding. A plan for Pinnacle West's directors under which an additional 150,500 NQSOs were outstanding at December 31, 1994, was replaced in 1994 by a plan that provides for the granting of stock to directors as part of their annual retainers up to an aggregate amount of 50,000 shares.

8. Pension Plans and Other  Benefits

Pension Plans

         Pinnacle West and its subsidiaries sponsor defined benefit pension plans covering substantially all employees. Benefits are based on years of service and compensation utilizing a final average pay benefit formula. The plans are funded on a current basis to the extent deductible under existing tax regulations. Plan assets consist primarily of domestic and international common stocks and bonds and real estate. Pension cost, including administrative cost, for 1994, 1993 and 1992 was approximately $25.8 million, $14.3 million and $14.4 million, respectively, of which approximately $12.3 million, $6.8 million and $4.3 million, respectively, was charged to expense. The remainder was either capitalized or billed to others.


        Excluding the costs of special termination benefits of $1.4 million in 1994, the components of net periodic pension costs are as follows:

                                                                                   1994                 1993                  1992
                                                                                 --------             --------             ---------
                                                                                                 (Thousands of Dollars)
Service cost - benefits earned during the period ....................            $ 20,728             $ 17,051             $ 17,227
Interest cost on projected benefit obligation .......................              39,748               35,046               33,633
Return on plan assets ...............................................               6,053              (52,026)             (23,225)
Net amortization and deferral .......................................             (44,283)              13,547              (15,097)
                                                                                 --------             --------             ---------
Net consolidated periodic pension cost ..............................            $ 22,246             $ 13,618             $ 12,538
                                                                                 ========             ========             =========


A reconciliation of the funded status of the plan to the amounts recognized in the balance sheets is presented below:

                                                                                   1994                 1993
                                                                                 ---------            ---------
                                                                                      (Thousands of Dollars)
Plan assets at fair value ...............................................        $ 391,620            $ 421,563
                                                                                 ---------            ---------
Less:
Accumulated benefit obligation, including vested benefits of
        $311,126 and $350,812 in 1994 and 1993, respectively ............          336,880              375,800
Effect of projected future compensation increases .......................          113,753              128,797
                                                                                 ---------            ---------

Total projected benefit obligation ......................................          450,633              504,597
                                                                                 ---------            ---------
Plan assets less than projected benefit obligation ......................          (59,013)             (83,034)
Plus:
        Unrecognized net loss (gain) from past experience
                different from that assumed .............................           (9,900)              51,551
        Unrecognized prior service cost .................................           25,628               14,866
        Unrecognized net transition asset ...............................          (36,143)             (39,371)
                                                                                 ---------            ---------
        Accrued pension liability .......................................        $ (79,428)           $ (55,988)
                                                                                 =========            =========

Principal actuarial assumptions used were:

                                                                                   1994                 1993
                                                                                 ---------            ---------

Discount rate ...........................................................          8.75%                7.50%
Rate of increase in compensation levels .................................          5.00%                5.00%
Expected long-term rate of return on assets .............................          9.00%                9.50%


        In addition to the defined benefit pension plans described above, Pinnacle West and its subsidiaries also sponsor qualified defined contribution plans. Collectively, these plans cover substantially all employees. The plans provide for employee contributions and partial employer matching contributions after certain eligibility requirements are met. The cost of these plans for
1994, 1993 and 1992 was $7.0 million, $6.4 million and $5.4 million, respectively, of which $3.3 million, $3.1 million and $2.6 million, respectively, was charged to expense.

Postretirement Plans

         Pinnacle West and its subsidiaries provide medical and life insurance benefits to their retired employees. Employees may become eligible for these retirement benefits based on years of service and age. The retiree medical insurance plans are contributory; the retiree life insurance plans are noncontributory. In accordance with the governing plan documents, the companies retain the right to change or eliminate these benefits.

    During 1993, Pinnacle West adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the cost of postretirement benefits be accrued during the years employees render service.
Prior to 1993, the costs of retiree benefits were recognized as expense when claims were paid. This change had the effect of increasing 1994 and 1993 retiree benefits costs from approximately $6 million in each year to $28 million and $35 million, respectively. The amount charged to expense for 1994 increased from about $3 million to $14 million, and for 1993 increased from about $2 million to $17 million. The balance was either capitalized or billed to others. The above amounts include the amortization (over 20 years) of the initial postretirement benefit obligation estimated at January 1, 1993, to be $184 million. Funding is based upon actuarially determined contributions that take tax consequences into account. Plan assets consist primarily of domestic stocks and bonds.


        The components of the net periodic postretirement benefit costs are as follows:

                                                                                                      1994                    1993
                                                                                                    --------                --------
                                                                                                          (Thousands of Dollars)
Service cost - benefits earned during the period ....................................               $  9,030                $  9,710
Interest cost on accumulated benefit obligation .....................................                 14,152                  15,755
Return on plan assets ...............................................................                 (6,459)
Net amortization and deferral .......................................................                 11,680                   9,212
                                                                                                    --------                --------
Net consolidated periodic postretirement benefit cost ...............................               $ 28,403                $ 34,677
                                                                                                    ========                ========


         A reconciliation of the funded status of the plan to the amounts recognized in the balance sheets is presented below:

                                                                                                      1994                    1993
                                                                                                   ---------              ----------
                                                                                                          (Thousands of Dollars)
Plan assets at fair value ............................................................             $  49,666              $  28,154
                                                                                                   ---------              ----------
Less accumulated postretirement benefit obligation:
                Retirees .............................................................                65,712                 87,169
                Fully eligible plan participants .....................................                 9,219                 10,180
                Other active plan participants .......................................                88,396                104,179
                                                                                                   ---------              ----------
Total accumulated postretirement benefit obligation ..................................               163,327                201,528
                                                                                                    --------              ----------
Plan assets less than accumulated benefit obligation .................................              (113,661)              (173,374)
Plus:
        Unrecognized transition obligation ...........................................               165,811                175,023
        Unrecognized net gain from past experience different from
        that assumed .................................................................               (53,012)                (2,089)
                                                                                                   ---------              ----------
Accrued postretirement liability .....................................................             $    (862)             $    (440)
                                                                                                   =========              ==========

Principal actuarial assumptions used were:
                                                                                                      1994                    1993
                                                                                                    --------                --------

Discount rate ........................................................................               8.75%                     7.50%
Annual salary increases for life insurance obligation ................................               5.00%                     5.00%
Expected long-term rate of return on assets ..........................................               9.00%                       --
Initial health care cost trend rate - under age 65 ...................................              11.50%                    12.00%
Initial health care cost trend rate - age 65 and over ................................               8.50%                     9.00%
Ultimate health care cost trend rate (reached in the year 2003) ......................               5.50%                     5.50%


         Assuming a one percent increase in the health care cost trend rate, the 1994 cost of postretirement benefits other than pensions would increase by approximately $5 million and the accumulated benefit obligation as of December 31, 1994, would increase by approximately $31 million.

         In 1993, Pinnacle West adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The standard required a change from a cash method to an accrual method in accounting for benefits (such as long-term disability) provided to former or inactive employees after employment but before retirement. The adoption of this standard resulted in an increase in 1993 postemployment benefit expense of approximately $2 million.

9.   Leases

         In 1986, APS entered into sale and leaseback transactions under which it sold approximately 42% of its share of Palo Verde Unit 2 and certain common facilities. The gain of approximately $140.2 million has been deferred and is being amortized to operations expense over the original lease term. The leases are being accounted for as operating leases. The amounts paid each year approximate $40.1 million through December 1999, $46.3 million through December 2000, and $49.0 million through December 2015. Options to renew for two additional years and to purchase the property at fair market value at the end of the lease terms are also included. Consistent with the ratemaking treatment, an amount equal to the annual lease payments is included in rent expense. A regulatory asset (totaling approximately $52.8 million at December 31, 1994) has been established for the difference between lease payments and rent expense calculated on a straight-line basis. Lease expense for 1994, 1993 and 1992 was $42.2 million, $41.8 million and $45.8 million, respectively.

        APS has a capital lease on a combined cycle plant which it sold and leased back. The lease requires semiannual payments of $2.6 million through June 2001, and includes renewal and purchase options based on fair market value. This plant is included in plant in service at its original cost of $54.4 million; accumulated amortization at December 31, 1994, was $40.3 million.

        In addition, Pinnacle West and its subsidiaries lease certain land, buildings, equipment and miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates. Rent expense for 1994, 1993 and 1992 was approximately $21.3 million, $21.5 million and $26.1 million, respectively. Annual future minimum rental commitments, excluding the Palo Verde and combined cycle leases, through 1999 are as follows: 1995, $17.6 million; 1996, $14.6 million; 1997, $14.5 million; 1998, $14.6 million; and
1999, $14.7 million. Total rental commitments after 1999 are estimated at $189 million.

10. Jointly-Owned  Facilities

         At  December  31,   1994,   APS  owned   interests  in  the   following
jointly-owned  electric  generating and  transmission  facilities.  APS share of related operating and maintenance expenses is included in utility operations and maintenance.

                                                                                                         Construction
                                                          Percent          Plant in       Accumulated       Work in
                                                       Owned by APS         Service      Depreciation      Progress
                                                       ------------       ----------     ------------      --------
                                                                             (Dollars in Thousands)
GENERATING FACILITIES
        Palo Verde Nuclear Generating Station
                Units 1 and 3 .........................     29.1%         $1,832,522        $425,908         $14,181
        Palo Verde Nuclear Generating Station
                Unit 2 (see Note 9) ...................     17.0%            563,115         131,764          13,415
        Four Corners Steam Generating Station
                Units 4 and 5 .........................     15.0%            142,297          50,414             497
        Navajo Steam Generating Station
                Units 1, 2 and 3 ......................     14.0%            139,648          74,513          17,035
        Cholla Steam Generating Station
                Common Facilities(a) ..................     62.8%(b)          70,657          33,967             335

TRANSMISSION FACILITIES
        ANPP 500 KV system ............................     35.8%(b)          62,607          15,313           1,013
        Navajo Southern System ........................     31.4%(b)          26,737          15,038              15
        Palo Verde - Yuma 500 KV System ...............     23.9%(b)          11,411           3,304              20
        Four Corners Switchyards ......................     27.5%(b)           2,796           1,635              53
        Phoenix - Mead System .........................     17.1%(b)              --              --          18,036

---------

     (a)  APS is the  operating  agent  for  Cholla  Unit 4,  which  is owned by
          PacifiCorp.   The  common   facilities   at  the   Cholla   Plant  are
          jointly-owned.

     (b)  Weighted average of interests.


11.   Commitments and Contingencies

Litigation

         Pinnacle West and its subsidiaries are parties to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the operations or financial position of Pinnacle West.

Palo Verde Nuclear Generating Station

         APS has encountered tube cracking in steam generators and has taken, and will continue to take, remedial actions that it believes have slowed further tube problems to manageable levels. APS believes that the Palo Verde steam generators are capable of operating for their designed life of 40 years, although at some point, long-term economic considerations may make steam generator replacement desirable. All of the Palo Verde units were operating at full power at December 31, 1994.

         The Palo Verde participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. The maximum assessment per reactor under the retrospective rating program for each nuclear incident is approximately $79 million, subject to an annual limit of $10 million per incident. Based upon APS' 29.1% interest in the three Palo Verde units, APS maximum potential assessment per incident for all three units is approximately $69 million, with an annual payment limitation of approximately $9 million.

         The Palo Verde participants maintain "all risk" (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.78 billion, a substantial portion of which must first be applied to stabilization and decontamination. APS has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

El Paso Electric Company  Bankruptcy

         El Paso Electric Company (EPEC), one of the joint owners of the Palo Verde and Four Corners facilities, has been operating under Chapter 11 of the Bankruptcy Code since 1992. A plan whereby EPEC would become a wholly-owned subsidiary of Central and South West Corporation (CSW) has been confirmed by the bankruptcy court, but cannot become fully effective until several other approvals are obtained. Under the plan, certain issues, including EPEC allegations regarding the 1989-90 Palo Verde outages, would be resolved, and EPEC would assume the joint facilities operating agreements. CSW has stated that several matters have arisen which may impede completion of the merger. If the plan is not approved, Pinnacle West does not expect that there would be a material adverse effect on its operations or financial position.

Construction Program

         Total construction expenditures in 1995 are estimated at $335 million, excluding capitalized property taxes and capitalized interest.

Fuel and Purchased Power Commitments

         APS is a party to various fuel and purchased power contracts with terms expiring from 1995 through 2020. APS estimates its 1995 contract requirements to be approximately $127 million. However, this amount may vary significantly pursuant to certain provisions in such contracts which permit APS to decrease its required purchases under certain circumstances.


12. Selected Quarterly Financial Data (Unaudited)

         Consolidated quarterly financial information for 1994 and 1993 is as follows:

                                                                                         1994
                                                                  March 31        June 30    September 30  December 31
                                                                  --------       --------    ------------  -----------
                                                                    (Thousands of Dollars, Except Per Share Amounts)
QUARTER ENDED
Operating Revenues
        Electric (a) .....................................        $346,049       $397,156     $540,883       $342,080
        Real estate ......................................           9,424         15,436       13,473         20,920
Operating Income (b) .....................................        $ 88,470       $117,329     $245,436       $ 82,535
                                                                  --------       --------     --------       ---------
Net Income ...............................................        $ 21,619       $ 48,702     $ 93,991       $ 36,307
                                                                  ========       ========     ========       =========
Earnings per average share of common stock
        outstanding ......................................        $   0.25       $   0.56     $   1.08       $   0.41
                                                                  ========       ========     ========       =========
Dividends declared per share .............................        $  0.200       $  0.200     $  0.200       $  0.225
                                                                  ========       ========     ========       =========

                                                                                         1993
                                                                  March 31        June 30    September 30  December 31
                                                                  --------       --------    ------------  -----------
                                                                    (Thousands of Dollars, Except Per Share Amounts)
QUARTER ENDED
Operating Revenues
        Electric (a) .....................................        $353,891       $387,871     $497,282       $363,369
        Real estate ......................................           3,799          6,277       10,093         12,079
Operating Income (b) .....................................        $107,335       $129,155     $207,954       $ 88,209
Income from continuing operations ........................        $ 27,474       $ 38,899     $ 86,734       $ 16,871
Cumulative effect of change in accounting
        for income taxes .................................          19,252             --           --             --
                                                                  --------       --------     --------       ---------
Net Income ...............................................        $ 46,726       $ 38,899     $ 86,734       $ 16,871
                                                                  ========       ========     ========       =========
Earnings per average share of common stock outstanding
        Continuing operations ............................        $   0.32       $   0.45     $  0.99        $   0.19
        Accounting change ................................            0.22             --          --              --
                                                                  --------       --------     --------       ---------
        Total ............................................        $   0.54       $   0.45     $  0.99        $   0.19
                                                                  ========       ========     ========       =========
Dividends declared per share .............................        $     --       $     --     $    --        $  0.200
                                                                  ========       ========     ========       =========
------------

     (a) Consistent with the presentation for the quarter ended December 31, 1994, prior quarters' electric operating revenues and other taxes have been restated to exclude sales tax on electric revenues.

     (b) APS' operations are subject to seasonal fluctuations primarily as a result of weather conditions. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.


13. Fair Value of Financial Instruments

         Pinnacle West estimates that carrying amounts of its cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 1994 and 1993 due to their short maturities.

        The December 31, 1994 and 1993 fair values of debt and equity investments, determined by using quoted market values or by discounting cash flows at rates equal to Pinnacle West's cost of capital, approximate their carrying amounts. It was not practical to estimate the fair values of several investments in joint ventures and untraded equity securities because costs to do so would be excessive. The carrying value of these investments totaled $40.6 million and $45.6 million at year-end 1994 and 1993, respectively. Investments in debt and equity securities are held for purposes other than trading.

        On December 31, 1994, the carrying amount of long-term debt (excluding $26 million of capital lease obligations) was $2.64 billion and its estimated fair value was approximately $2.49 billion. On December 31, 1993, the carrying amount of long-term debt (excluding $30 million of capital lease obligations) was $2.68 billion and its estimated fair value was approximately $2.91 billion. The fair value estimates were determined by independent sources using quoted market rates where available. Where market prices were not available, the fair values were based on market values of comparable instruments.


                       PINNACLE WEST CAPITAL CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



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


                                                            YEAR ENDED DECEMBER 31, 1994

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


      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

    None.


                                    PART III

                        ITEM 10. DIRECTORS AND EXECUTIVE
                           OFFICERS OF THE REGISTRANT

    Reference is hereby made to "Election of Directors" and "Section 16 Requirements" in the Company's Proxy Statement relating to the annual meeting of shareholders to be held on May 17, 1995 (the "1995 Proxy Statement") and to the Supplemental Item -- "Executive Officers of the Company" in Part I of this report.

                        ITEM 11. EXECUTIVE COMPENSATION

    Reference is hereby made to the last two paragraphs under the heading "The Board and its Committees," and to "Executive Compensation" in the 1995 Proxy Statement.

                         ITEM 12. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is hereby made to "Certain Securities Ownership" in the 1995 Proxy Statement.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.


                                  PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    See the Index to Financial  Statements  and Financial  Statement Schedule in
Part II, Item 8.

EXHIBITS FILED

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
10.1a --             Summary of the Pinnacle West Capital Corporation
                          1995 Bonus Plan

22    --             Subsidiaries of the Company

23.1  --             Consent of Deloitte & Touche LLP

27.1  --             Financial Data Schedule

    In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation (S)
201.24 by reference to the filings set forth below:

EXHIBIT NO.      DESCRIPTION                                  ORIGINALLY FILED AS EXHIBIT:           FILE NO.       DATE EFFECTIVE
-----------      -----------                                  ----------------------------           --------       --------------

 3.1             Bylaws, amended as of October 23, 1991       3.1 to the Company's January 27, 1992   1-8962             2-10-92
                                                              Form 8-K Report

 3.2             Articles of Incorporation, restated as of    19.1 to the Company's September 1988    1-8962            11-14-88
                 July 29, 1988                                Form 10-Q Report

 3.3             Agreement, dated March 21, 1994, relating    4.1 to APS' 1993 Form 10-K Report       1-4473             3-30-94
                 to the filing of instruments defining the
                 rights of holders of APS long-term debt
                 not in excess of 10% of APS' total assets

 4.1             Mortgage and Deed of Trust Relating to       4.1 to APS' September 1992 Form 10-Q    1-4473             11-9-92
                 APS' First Mortgage Bonds, together with     Report
                 forty-eight indentures supplemental
                 thereto

                 Forty-ninth Supplemental Indenture           4.1 to APS' 1992 Form 10-K Report       1-4473             3-30-93

                 Fiftieth Supplemental Indenture              4.2 to APS' 1993 Form 10-K Report       1-4473             3-30-94

                 Fifty-first Supplemental Indenture           4.1 to APS' August 1, 1993 Form 8-K     1-4473             9-27-93
                                                              Report

                 Fifty-second Supplemental Indenture          4.1 to APS' September 30, 1993 Form     1-4473            11-15-93
                                                              10-Q Report

                 Fifty-third Supplemental Indenture           4.5 to APS' Registration Statement No.  1-4473             3-1-94
                                                              33-61228 by means of February 23, 1994
                                                              Form 8-K Report

 4.2             Portions of the Debenture Agreement,         4.1 to the Company's 1989 Form 10-K     1-8962             3-31-90
                 dated as of March 22, 1990, among the        Report
                 Company and the Purchasers named therein
                 relating to the declaration or payment of
                 dividends or the making of other
                 corporate distributions on or the
                 purchase by the Company of its common
                 stock

 4.3             Portions of Master Extension and             4.1 to the Company's January 31, 1990   1-8962             2-6-90
                 Modification Agreement, dated as of          Form 8-K Report
                 January 19, 1990, by and among the
                 Company and the institutions listed
                 therein relating to the declaration and
                 payment of dividends or the making of
                 other distributions on or the purchase by
                 the Company of its common stock

 4.4             Rights Agreement, amended as of November     4.1 to the Company's 1990 Form 10-K     1-8962             3-28-91
                 14, 1990, between the Company and The        Report
                 Valley National Bank of Arizona, as
                 Rights Agent, which includes the
                 Certificate of Designation of Series A
                 Participating Preferred Stock as Exhibit
                 A, the form of Rights Certificate as
                 Exhibit B and the Summary of Rights as
                 Exhibit C

 4.5             Specimen Certificate of Pinnacle West        4.2 to the Company's 1988 Form 10-K     1-8962             3-31-89
                 Capital Corporation Common Stock, no par     Report
                 value

 4.6             Agreement, dated March 29, 1988, relating    4.1 to the Company's 1987 Form 10-K     1-8962             3-30-88
                 to the filing of instruments defining the    Report
                 rights of holders of long-term debt not
                 in excess of 10% of the Company's total
                 assets

10.2             Agreement, dated December 6, 1989,           4.1 to the Company's                    1-8962             12-7-89
                 between the Company and the Office of        December 6, 1989
                 Thrift Supervision, United States            Form 8-K Report
                 Department of Treasury, and related
                 documents

10.3             Release from the Office of Thrift            10.1 to the Company's                   1-8962             3-31-89
                 Supervision, United States Department        1989 Form 10-K Report
                 of the Treasury, to the Company,
                 dated March 22, 1990,  releasing
                 the Company from its purported
                 obligations under the Stipulation and
                 under any other source of alleged
                 obligation of the Company to infuse
                 equity capital into MeraBank

10.4             Release from the Federal Deposit           10.2 to the Company's                   1-8962             3-31-89
                 Insurance Corporation to the Company,      1989 Form 10-K Report
                 dated March 22, 1990, releasing the
                 Company from its purported obligations
                 under the Stipulation and under any other
                 source of alleged obligation of the
                 Company to infuse equity capital into
                 MeraBank

10.5             Release from the Resolution Trust          10.3 to the Company's                    1-8962             3-31-89
                 Corporation (in its corporate capacity)    1989 Form 10-K Report
                 to the  Company,  dated March 21, 1990,
                 releasing  the Company from its purported
                 obligations under the Stipulation and
                 under any other source of alleged
                 obligation of the Company to infuse
                 equity capital into MeraBank

10.6             Release from the Resolution Trust          10.4 to the Company's                    1-8962             3-31-89
                 Corporation (in its capacity as Receiver   1989 Form 10-K Report
                 of MeraBank) to the Company, dated
                 March 21, 1990, releasing the Company
                 from its purported obligations under
                 the Stipulation and under any other
                 source of alleged obligation to the
                 Company to infuse equity capital into
                 MeraBank

10.7ac           Form of Key Executive Employment and       10.5 to the Company's 1989 Form 10-K     1-8962             3-31-89
                 Severance Agreement between the Company    Report
                 and each of its executive officers

10.8a            Employment Agreement, effective as of      10.1 to the Company's 1990 Form 10-K     2-96386            3-28-91
                 February 5, 1990, between Richard Snell    Report
                 and the Company

10.9             Two separate Decommissioning Trust         10.2 to APS' September 1991 Form 10-Q    1-4473            11-14-91
                 Agreements (relating to PVNGS Units 1      Report
                 and 3, respectively), each dated July 1,
                 1991, between APS and Mellon Bank,
                 N.A., as Decommissioning Trustee

10.10            Amendment No 1 to Decommissioning Trust    10.1 to APS' 1994 Form 10-K Report      1-4473             3-  -95
                 Agreement (PVNGS Unit 1), dated as of
                 December 1, 1994

10.11            Amendment No. 1 to Decommissioning Trust   10.2 to APS' 1994 Form 10-K Report      1-4473             3-  -95
                 Agreement (PVNGS Unit 3), dated as of
                 December 1, 1994

10.12            Amended and Restated Decommissioning       10.1 to the Company's 1991 Form 10-K    1-8962             3-26-92
                 Trust Agreement (PVNGS Unit 2) dated as    Report
                 of January 31, 1992, among APS, Mellon
                 Bank, N.A., as Decommissioning Trustee,
                 and The First National Bank of Boston,
                 as Owner Trustee under two separate
                 Trust Agreements, each with a separate
                 Equity Participant, and as Lessor under
                 two separate Facility Leases, each
                 relating to an undivided interest in
                 PVNGS Unit 2

10.13            First Amendment to Amended and Restated    10.2 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 Decommissioning Trust Agreement (PVNGS
                 Unit 2), dated as of November 1, 1992

10.14            Amendment No. 2 to Amended and Restated    10.2 to APS' 1994 Form 10-K Report      1-4473             3-30-95
                 Decommissioning Trust Agreement (PVNGS
                 Unit 2), dated as of November 1, 1994

10.15            Asset Purchase and Power Exchange          10.1 to APS' June 1991 Form 10-Q        1-4473             8-8-91
                 Agreement dated September 21, 1990         Report
                 between APS and PacifiCorp, as amended as
                 of October 11, 1990 and as of July 18,
                 1991

10.16            Long-Term Power Transactions Agreement     10.2 to APS' June 1991 Form 10-Q        1-4473             8-8-91
                 dated September 21, 1990 between APS and   Report
                 PacifiCorp, as amended as of October 11,
                 1990, and as of July 8, 1991

10.17            Contract, dated July 21, 1984, with DOE    10.31 to the Company's Form S-14        2-96386            3-13-85
                 providing for the disposal of nuclear      Registration Statement
                 fuel and/or high-level radioactive waste,
                 ANPP

10.18            Indenture of Lease with Navajo Tribe of    5.01 to APS' Form S-7 Registration      2-59644            9-1-77
                 Indians, Four Corners Plant                Statement

10.19            Supplemental and Additional Indenture of   5.02 to APS' Form S-7 Registration      2-59644            9-1-77
                 Lease, including amendments and            Statement
                 supplements to original lease with Navajo
                 Tribe of Indians, Four Corners Plant

10.20            Amendment and Supplement No. 1 to          10.36 to the Company's Registration     1-8962             7-25-85
                 Supplemental and Additional Indenture of   Statement on Form 8-B
                 Lease, Four Corners, dated April 25, 1985

10.21            Application and Grant of multi-party       5.04 to APS' Form S-7 Registration      2-59644            9-1-77
                 rights-of-way and easements, Four Corners  Statement
                 Plant Site

10.22            Application and Amendment No. 1 to Grant   10.37 to the Company's Registration     1-8962             7-25-85
                 of multi-party rights-of-way and           Statement on Form 8-B
                 easements, Four Corners Power Plant Site,
                 dated April 25, 1985

10.23            Application and Grant of Arizona Public    5.05 to APS' Form S-7 Registration      2-59644            9-1-77
                 Service Company rights-of-way and          Statement
                 easements, Four Corners Plant Site

10.24            Application and Amendment No. 1 to Grant   10.38 to the Company's Registration     1-8962             7-25-85
                 of Arizona Public Service Company rights-  Statement on Form 8-B of-way and easements, Four Corners Power
                 Plant Site, dated April 25, 1985

10.25            Indenture of Lease, Navajo Units 1, 2,     5(g) to APS' Form S-7 Registration      2-36505            3-23-70
                 and 3                                      Statement

10.26            Application and Grant of rights-of-way     5(h) to APS' Form S-7 Registration      2-36505            3-23-70
                 and easements, Navajo Plant                Statement

10.27            Water Service Contract Assignment with     5(l) to APS' Form S-7 Registration      2-39442            3-16-71
                 the United States Department of Interior,  Statement
                 Bureau of Reclamation, Navajo Plant

10.28            Arizona Nuclear Power Project              10.1 to APS' 1988 Form 10-K Report      1-4473             3-8-89
                 Participation Agreement, dated August 23,
                 1973, among APS, Salt River Project
                 Agricultural Improvement and Power
                 District, Southern California Edison
                 Company, Public Service Company of New
                 Mexico, El Paso Electric Company,
                 Southern California Public Power
                 Authority, and Department of Water and
                 Power of the City of Los Angeles, and
                 amendments 1-12 thereto

10.29            Amendment No. 13, dated as of April 22,    10.1 to APS' March 1991 Form 10-Q       1-4473             5-15-91
                 1991, to Arizona Nuclear Power Project     Report
                 Participation Agreement, dated August 23,
                 1973, among APS, Salt River Project
                 Agricultural Improvement and Power
                 District, Southern California Edison
                 Company, Public Service Company of New
                 Mexico, El Paso Electric Company,
                 Southern California Public Power
                 Authority, and Department of Water and
                 Power of the City of Los Angeles

10.30b           Facility Lease, dated as of August 1,      4.3 to APS' Form S-3 Registration       33-9480           10-24-86
                 1986, between The First National Bank of   Statement
                 Boston, in its capacity as Owner Trustee,
                 as Lessor, and APS, as Lessee

10.31b           Amendment No. 1, dated as of November 1,   10.5 to APS' September 1986 Form 10-Q   1-4473             12-4-86
                 1986, to Facility Lease, dated as of       Report by means of Amendment No. 1 on
                 August 1, 1986, between The First          December 3, 1986 Form 8
                 National Bank of Boston, in its capacity
                 as Owner Trustee, as Lessor, and APS, as
                 Lessee

10.32b           Amendment No. 2 dated as of June 1, 1987   10.3 to APS' 1988 Form 10-K Report      1-4473             3-8-89
                 to Facility Lease dated as of August 1,
                 1986 between The First National Bank of
                 Boston, as Lessor, and APS, as Lessee

10.33b           Amendment No. 3, dated as of March 17,     10.3 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 1993, to Facility Lease, dated as of
                 August 1, 1986, between The First
                 National Bank of Boston, as Lessor, and
                 APS, as Lessee

10.34            Facility Lease, dated as of December 15,   10.1 to APS' November 18, 1986 Form     1-4473             1-20-87
                 1986, between The First National Bank of   8-K Report
                 Boston, in its capacity as Owner Trustee,
                 as Lessor, and APS, as Lessee

10.35            Amendment No. 1, dated as of August 1,     4.13 to APS' Form S-3 Registration      1-4473             8-24-87
                 1987, to Facility Lease, dated as of       Statement No. 33-9480 by means of
                 December 15, 1986, between The First       August 1, 1987 Form 8-K Report
                 National Bank of Boston, as Lessor, and
                 APS, as Lessee

10.36            Amendment No. 2, dated as of March 17,     10.4 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 1993, to Facility Lease, dated as of
                 December 15, 1986, between The First
                 National Bank of Boston, as Lessor, and
                 APS, as Lessee

10.37            Cure and Assumption Agreement dated as of  10.1 to APS' 1993 Form 10-K Report      1-4473             3-30-94
                 November 19, 1993 among APS, Salt River
                 Project Agricultural Improvement and
                 Power District, Southern California
                 Edison Company, Public Service Company of
                 New Mexico, Southern California Public
                 Power Authority, Department of Water and
                 Power of the City of Los Angeles, and El
                 Paso Electric Company

10.38a           Directors' Deferred Compensation Plan, as  10.1 to APS' June 1986 Form 10-Q        1-4473             8-13-86
                 restated, effective January 1, 1986        Report

10.39a           Second Amendment to the Arizona Public     10.2 to APS' 1993 Form 10-K Report      1-4473             3-30-94
                 Service Company Deferred Compensation
                 Plan, effective as of January 1, 1993

10.40a           Third Amendment to the Arizona Public      10.1 to APS' September 1994 Form 10-Q   1-4473            11-10-94
                 Service Company Directors' Deferred
                 Compensation Plan, effective as of
                 January 1, 1993

10.41            Pinnacle West Capital Corporation and      10.7 to APS' 1994 Form 10-K Report      1-4473             3-30-95
                 Arizona Public Service Company Directors'
                 Retirement Plana

10.42a           Arizona Public Service Company Deferred    10.4 to APS' 1988 Form 10-K Report      1-4473             3-8-89
                 Compensation Plan, as restated,
                 effective January 1, 1984, and the
                 second and third amendments thereto,
                 dated December 22, 1986, and December
                 23, 1987, respectively

10.43            Third Amendment to the Arizona Public      10.3 to APS' 1993 Form 10-K Report      1-4473             3-30-94
                 Service Company Deferred Compensation
                 Plan, effective as of January 1, 1993

10.44a           Fourth Amendment to the Arizona Public     10.2 to APS' September 1994 Form 10-Q   1-4473            11-10-94
                 Service Company Deferred Compensation      Report
                 Plan

10.45a           Agreement for Utility Consulting           10.6 to APS' 1988 Form 10-K Report      1-4473             3-8-89
                 Services, dated March 1, 1985, between
                 APS and Thomas G. Woods, Jr., and
                 Amendment No. 1 thereto, dated January 6,
                 1986

10.46a           Letter Agreement, dated April 3, 1978,     10.7 to APS' 1988 Form 10-K Report      1-4473             3-8-89
                 between APS and O. Mark De Michele,
                 regarding certain retirement benefits
                 granted to Mr. De Michele

10.47            Letter Agreement dated December 21, 1993,  10.7 to APS' 1994 Form 10-K Report      1-4473             3-30-95
                 between APS and William L. Stewarta

10.48ac          Key Executive Employment and Severance     10.3 to APS' 1989 Form 10-K Report      1-4473             3-8-90
                 Agreement between APS and certain
                 executive officers of APS

10.49ac          Revised form of Key Executive Employment   10.5 to APS' 1993 Form 10-K Report      1-4473             3-30-94
                 and Severance Agreement between APS and
                 certain executive officers of APS

10.50ac          Second revised form of Key Executive       10.9 to APS' 1994 Form 10-K Report      1-4473             3-30-95
                 Employment and Severance Agreement
                 between APS and certain executive
                 officers of APS

10.51ac          Revised form of Key Executive Employment   10.4 to APS' 1993 Form 10-K Report      1-4473             3-30-94
                 and Severance Agreement between APS and
                 certain key employees of APS

10.52ac          Second revised Form of Key Executive       10.8 to APS' 1994 Form 10-K Report      1-4473             3-30-95
                 Employment and Severance Agreement
                 between APS and certain key employees of
                 APS

10.53ac          Key Executive Employment and Severance     10.4 to APS' 1989 Form 10-K Report      1-4473             3-8-90
                 Agreement between APS and certain
                 managers of APS

10.54a           1995 APS Key Employee Variable Pay Plan    10.4 to APS' 1994 Form 10-K Report      1-4473             3-30-95

10.55a           1995 APS Officers Variable Pay Plan        10.5 to APS' 1994 Form 10-K Report      1-4473             3-30-95

10.56a           Arizona Public Service Company             10.5 to APS' 1989 Form 10-K Report      1-4473             3-8-90
                 Performance Review Severance Pay Plan,
                 effective January 1, 1990

10.57a           Arizona Public Service Company Severance   10.1 to APS' September 30, 1993 Form    1-4473            11-15-93
                 Plan                                       10-Q Report

10.58a           Pinnacle West Capital Corporation Stock    10.1 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 Option and Incentive Plan

10.59a           Pinnacle West Capital Corporation 1994     A to the Proxy Statement for the        1-8962             4-16-94
                 Long-Term Incentive Plan                   Company's Annual Meeting of
                                                            Shareholders

10.60a           Pinnacle West Capital Corporation          B to the Proxy Statement for the        1-8962             4-16-94
                 Director Equity Participation Plan         Company's Annual Meeting of
                                                            Shareholders

10.61a           Pinnacle West Capital Corporation,         10.1 to APS' 1991 Form 10-K Report      1-4473             3-19-92
                 Arizona Public Service Company, SunCor
                 Development Company, and El Dorado
                 Investment Company Deferred Compensation
                 Plan, effective January 1, 1992

10.62a           Amendment to Pinnacle West Corporation,    10.6 to APS' 1993 Form 10-K Report      1-4473             3-30-94
                 Arizona Public Service Company, SunCor
                 Development Company, El Dorado Investment
                 Company Deferred Compensation Plan,
                 effective as of December 4, 1992

10.63a           Pinnacle West Capital Corporation,         10.7 to APS' 1993 Form 10-K Report      1-4473             3-30-94
                 Arizona Public Service Company, SunCor
                 Development Company, and El Dorado
                 Investment Company Supplemental Executive
                 Benefit Plan as amended and restated on
                 December 31, 1992 effective as of January
                 1, 1992

10.64a           Arizona Public Service Company             10.8 to APS' 1993 Form 10-K Report      1-4473             3-30-94
                 Supplemental Excess Benefit Retirement
                 Plan and the First, Second, and Third
                 Amendments thereto

10.65            Agreement No. 13904 (Option and Purchase   10.3 to APS' 1991 Form 10-K Report      1-4473             3-19-92
                 of Effluent) with Cities of Phoenix,
                 Glendale, Mesa, Scottsdale, Tempe, Town
                 of Youngtown, and Salt River Project
                 Agricultural Improvement and Power
                 District, dated April 23, 1973

10.66            Agreement for the Sale and Purchase of     10.4 to APS' 1991 Form 10-K Report      1-4473             3-19-92
                 Wastewater Effluent with City of Tolleson
                 and Salt River Agricultural Improvement
                 and Power District, dated June 12, 1981,
                 including Amendment No. 1 dated as of
                 November 12, 1981 and Amendment No. 2
                 dated as of June 4, 1986

99.1             Collateral Trust Indenture among PVNGS II  4.2 to APS' 1992 Form 10-K Report       1-4473             3-30-93
                 Funding Corp., Inc., APS and Chemical
                 Bank, as Trustee

99.2             Supplemental Indenture to Collateral       4.3 to APS' 1992 Form 10-K report       1-4473             3-30-93
                 Trust Indenture among PVNGS II Funding
                 Corp., Inc., APS and Chemical Bank, as
                 Trustee

99.3b            Participation Agreement, dated as of       28.1 to APS' September 1992 Form 10-Q   1-4473             11-9-92
                 August 1, 1986, among PVNGS Funding        Report
                 Corp., Inc., Bank of America National
                 Trust and Savings Association, The First
                 National Bank of Boston, in its
                 individual capacity and as Owner Trustee,
                 Chemical Bank, in its individual capacity
                 and as Indenture Trustee, APS, and the
                 Equity Participant named therein

99.4b            Amendment No. 1 dated as of November 1,    10.8 to APS' September 1986 Form 10-Q   1-4473             12-4-86
                 1986, to Participation Agreement, dated    Report by means of Amendment No. 1, on
                 as of August 1, 1986, among PVNGS Funding  December 3, 1986 Form 8
                 Corp., Inc., Bank of America National
                 Trust and Savings Association, The First
                 National Bank of Boston, in its
                 individual capacity and as Owner Trustee,
                 Chemical Bank, in its individual capacity
                 and as Indenture Trustee, APS, and the
                 Equity Participant named therein

99.5b            Amendment No. 2, dated as of March 17,     28.4 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 1993, to Participation Agreement, dated
                 as of August 1, 1986, among PVNGS Funding
                 Corp., Inc., PVNGS II Funding Corp.,
                 Inc., The First National Bank of
                 Boston, in its individual capacity and
                 as Owner Trustee, Chemical Bank, in its
                 individual capacity and as Indenture
                 Trustee, APS, and the Equity
                 Participant named therein

99.6b            Trust Indenture, Mortgage, Security        4.5 to APS' Form S-3 Registration       33-9480           10-24-86
                 Agreement and Assignment of Facility       Statement
                 Lease, dated as of August 1, 1986,
                 between The First National Bank of
                 Boston, as Owner Trustee, and Chemical
                 Bank, as Indenture Trustee

99.7b            Supplemental Indenture No. 1, dated as of  10.6 to APS' September 1986 Form 10-Q   1-4473             12-4-86
                 November 1, 1986 to Trust Indenture,       Report by means of Amendment No. 1 on
                 Mortgage, Security Agreement and           December 3, 1986 Form 8
                 Assignment of Facility Lease, dated as of
                 August 1, 1986, between The First
                 National Bank of Boston, as Owner
                 Trustee, and Chemical Bank, as Indenture
                 Trustee

99.8b            Supplemental Indenture No. 2 to Trust      28.14 to APS' 1992 Form 10-K Report     1-4473             3-30-93
                 Indenture, Mortgage, Security Agreement
                 and Assignment of Facility Lease, dated
                 as of August 1, 1986, between The First
                 National Bank of Boston, as Owner
                 Trustee, and Chemical Bank, as Lease
                 Indenture Trustee

99.9b            Assignment, Assumption and Further         28.3 to APS' Form S-3 Registration      33-9480           10-24-86
                 Agreement, dated as of August 1, 1986,     Statement
                 between APS and The First National Bank
                 of Boston, as Owner Trustee

99.10b           Amendment No. 1, dated as of November 1,   10.10 to APS' September 1986 Form 10-Q  1-4473             12-4-86
                 1986, to Assignment, Assumption and        Report by means of Amendment No. 1 on
                 Further Agreement, dated as of August 1,   December 3, 1986 Form 8
                 1986, between APS and The First National
                 Bank of Boston, as Owner Trustee

99.11b           Amendment No. 2, dated as of March 17,     28.6 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 1993, to Assignment, Assumption and
                 Further Agreement, dated as of August
                 1, 1986, between APS and The First
                 National Bank of Boston, as Owner
                 Trustee

99.12            Participation Agreement, dated as of       28.2 to APS' September 1992 Form 10-Q   1-4473             11-9-92
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

99.13            Amendment No. 1, dated as of August 1,     28.20 to APS' Form S-3 Registration     1-4473             8-10-87
                 1987, to Participation Agreement, dated    Statement No. 33-9480 by means of a
                 as of December 15, 1986, among PVNGS       November 6, 1986 Form 8-K Report
                 Funding Corp., Inc. as Funding
                 Corporation, The First National Bank of
                 Boston, as Owner Trustee, Chemical Bank,
                 as Indenture Trustee, APS, and the Owner
                 Participant named therein

99.14            Amendment No. 2, dated as of March 17,     28.5 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 1993,  to  Participation  Agreement,
                 dated as of December 15, 1986, among
                 PVNGS Funding Corp., Inc., PVNGS II
                 Funding Corp., Inc., The First National
                 Bank of Boston, in its individual
                 capacity and as Owner Trustee, Chemical
                 Bank, in its individual capacity and as
                 Indenture Trustee, APS, and the Owner
                 Participant named therein

99.15            Trust Indenture, Mortgage, Security        10.2 to APS' November 18, 1986 Form     1-4473             1-20-87
                 Agreement and Assignment of Facility       8-K Report
                 Lease, dated as of December 15, 1986,
                 between The First National Bank of
                 Boston, as Owner Trustee, and Chemical
                 Bank, as Indenture Trustee

99.16            Supplemental Indenture No. 1, dated as     4.13 to APS' Form S-3 Registration      1-4473             8-24-87
                 of August 1, 1987, to Trust Indenture,     Statement No. 33-9480 by means of
                 Mortgage, Security Agreement and           August 1, 1987 Form 8-K Report
                 Assignment of Facility Lease, dated as
                 of December 15, 1986, between The First
                 National Bank of Boston, as Owner
                 Trustee, and Chemical Bank, as
                 Indenture Trustee

99.17            Supplemental Indenture No. 2 to Trust      4.5 to APS' 1992 Form 10-K Report       1-4473             3-30-93
                 Indenture, Mortgage, Security Agreement
                 and Assignment of Facility Lease, dated
                 as of December 15, 1986, between The
                 First National Bank of Boston, as Owner
                 Trustee, and Chemical Bank, as Lease
                 Indenture Trustee

99.18            Assignment, Assumption and Further         10.5 to APS' November 18, 1986 Form     1-4473             1-20-87
                 Agreement, dated as of December 15, 1986,  8-K Report
                 between APS and The First National Bank
                 of Boston, as Owner Trustee

99.19            Amendment No. 1, dated as of March 17,     28.7 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 1993, to Assignment, Assumption and
                 Further Agreement, dated as of December
                 15, 1986, between APS and The First
                 National Bank of Boston, as Owner Trustee

99.20b           Indemnity Agreement dated as of March 17,  28.3 to APS' 1992 Form 10-K Report      1-4473             3-30-93
                 1993 by APS

99.21            Extension Letter, dated as of August 13,   28.20 to APS' Form S-3 Registration     1-4473             8-10-87
                 1987, from the signatories of the          Statement No. 33-9480 by means of a
                 Participation Agreement to Chemical Bank   November 6, 1986 Form 8-K Report

99.22            Pledge Agreement dated as of January 31,   28.1 to APS' January 21, 1990 Form 8-K  1-4473             2-15-90
                 1990, between Pinnacle West Capital        Report
                 Corporation as Pledgor and Citibank, N.A.
                 as Collateral Agent

99.23            Arizona Corporation Commission Order       28.1 to APS' 1991 Form 10-K Report      1-4473             3-19-92
                 dated December 6, 1991

99.24            Rate Settlement Agreement dated April 30,  10.1 to APS' March 1994 Form 10-Q       1-4473             5-16-94
                 1994, between APS and the Arizona          Report
                 Corporation Commission staff

99.25            Arizona Corporation Commission Order       10.1 to APS' June 1994 form 10-Q        1-4473             8-12-94
                 dated June 1, 1994                         Report
----------

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

REPORTS ON FORM 8-K

    During the quarter ended December 31, 1994, and the period ended March 30, 1995, the Company did not file any Reports on Form 8-K.


                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PINNACLE WEST CAPITAL CORPORATION
                                              (Registrant)

Date: March 30, 1995                          RICHARD SNELL
                            ----------------------------------------------------
                             (Richard Snell, Chairman of the Board of Directors,
                                   President and Chief Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





               Signature                         Title               Date
               ---------                         -----               ----

             RICHARD SNELL                  Principal Executive   March 30, 1995
----------------------------------------    Officer and Director
(Richard Snell, Chairman of the Board of
               Directors,
 President and Chief Executive Officer)

               H. B. SARGENT                Principal Financial   March 30, 1995
----------------------------------------    Officer, Principal
(H. B. Sargent, Executive Vice President    Accounting Officer
      and Chief Financial Officer)          and Director

             O. MARK DEMICHELE              Director              March 30, 1995
----------------------------------------
            (O. Mark DeMichele)

                PAMELA GRANT                Director              March 30, 1995
----------------------------------------
               (Pamela Grant)

           ROY A. HERBERGER, JR.            Director              March 30, 1995
----------------------------------------
          (Roy A. Herberger, Jr.)

              MARTHA O. HESSE               Director              March 30, 1995
----------------------------------------
             (Martha O. Hesse)

          WILLIAM S. JAMIESON, JR.          Director              March 30, 1995
----------------------------------------
         (William S. Jamieson, Jr.)

            JOHN R. NORTON, III             Director              March 30, 1995
----------------------------------------
           (John R. Norton, III)

            DONALD N. SOLDWEDEL             Director              March 30, 1995
----------------------------------------
           (Donald N. Soldwedel)

              DOUGLAS J. WALL               Director              March 30, 1995
----------------------------------------
             (Douglas J. Wall)



                                                   COMMISSION FILE NUMBER 1-8962
                                                                          ------
================================================================================




                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                 EXHIBITS TO
                                  FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                --------------
                      PINNACLE WEST CAPITAL CORPORATION
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)



================================================================================


                              INDEX TO EXHIBITS

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
10.1a --        Summary of the Pinnacle West Capital Corporation 1995 Bonus Plan

22    --        Subsidiaries of the Company

23.1  --        Consent of Deloitte & Touche LLP

27.1  --        Financial Data Schedule
----------

  (a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.