Form 10-Q
period 1995-03-31
PINNACLE WEST CAPITAL CORP
filed 1995-05-15
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1995
                                ---------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission file number     1-8962
                       ---------------
                       PINNACLE WEST CAPITAL CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Arizona                               86-0512431
- ------------------------------          ------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

400 E. Van Buren St., P.O. Box 52132, Phoenix, Arizona 85072-2132
- -------------------------------------------------------------------------------
(Address of principal executive
offices)                 (Zip Code)

Registrant's telephone number, including area code:  (602) 379-2500

- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Number of shares of common stock,  no par value,  outstanding as
                of May 1, 1995:    87,399,103

                                    Glossary


  ACC    - Arizona Corporation Commission

  AFUDC - Allowance for funds used during construction

  APS - Arizona Public Service Company

  Company - Pinnacle West Capital Corporation

  CSW - Central and South West Corporation

  El Dorado - El Dorado Investment Company

  EPA - Environmental Protection Agency

  EPEC - El Paso Electric Company

  Four Corners - Four Corners Power Plant

  ITCs - Investment tax credits

  1994 10-K - Pinnacle West Capital Corporation Annual Report on
              Form 10-K for the fiscal year ended December 31, 1994

  Palo Verde - Palo Verde Nuclear Generating Station

  Pinnacle West   - Pinnacle West Capital Corporation

  SFAS No. 71 - Statement of Financial Accounting Standards
  No. 71, "Accounting for the Effects of Certain
  Types of Regulation"

  SFAS No. 121 - Statement of Financial Accounting Standards
  No. 121, "Accounting for the Impairment of Long-
  Lived Assets and for Long-Lived Assets to Be
  Disposed Of"

  SunCor - SunCor Development Company

                         PART 1. FINANCIAL INFORMATION

 Item 1. Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                         Three Months Ended
                                                             March 31,
                                                       1995            1994
                                                   ------------    ------------
Operating Revenues
   Electric                                        $    336,968    $    346,049
   Real estate                                            9,146           9,424
                                                   ------------    ------------
Total                                                   346,114         355,473
                                                   ------------    ------------
Fuel Expenses
   Fuel for electric generation                          46,710          57,968
   Purchased power                                        8,210          10,063
                                                   ------------    ------------
Total                                                    54,920          68,031
                                                   ------------    ------------
Operating Expenses
   Utility operations and maintenance                    91,432          97,621
   Real estate operations                                 7,495           8,661
   Depreciation and amortization                         60,847          58,195
   Taxes other than income taxes                         35,721          34,495
                                                   ------------    ------------
Total                                                   195,495         198,972
                                                   ------------    ------------
Operating Income                                         95,699          88,470
                                                   ------------    ------------
Other Income (Deductions)
   Allowance for equity funds used
     during construction                                  1,186             846
   Palo Verde accretion income                             --            19,980
   Interest on long-term debt                           (54,920)        (56,364)
   Other interest                                        (3,236)         (3,987)
   Allowance for borrowed funds used
     during construction                                  1,996           1,167
   Preferred stock dividend requirements of APS          (4,807)         (7,510)
   Other-net                                              4,592             230
                                                   ------------    ------------
Total                                                   (55,189)        (45,638)
                                                   ------------    ------------
Income Before Income Taxes                               40,510          42,832
Income Tax Expense                                       15,887          21,213
                                                   ------------    ------------
Net Income                                         $     24,623    $     21,619
                                                   ============    ============

Average Common Shares Outstanding                    87,393,085      87,418,161

Earnings Per Average Common Share Outstanding      $       0.28    $       0.25
                                                   ============    ============

Dividends Declared Per Share                       $      0.225    $      0.200
                                                   ============    ============

 See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                              Twelve Months Ended
                                   March 31,
                                                       1995            1994
                                                   ------------    ------------
Operating Revenues
   Electric                                        $  1,617,087    $  1,594,572
   Real estate                                           58,975          37,873
                                                   ------------    ------------
Total                                                 1,676,062       1,632,445
                                                   ------------    ------------
Fuel Expenses
   Fuel for electric generation                         225,845         234,394
   Purchased power                                       61,733          68,679
                                                   ------------    ------------
Total                                                   287,578         303,073
                                                   ------------    ------------
Operating Expenses
   Utility operations and maintenance                   405,732         407,726
   Real estate operations                                58,623          43,011
   Depreciation and amortization                        239,978         226,027
   Taxes other than income taxes                        143,152         138,820
                                                   ------------    ------------
Total                                                   847,485         815,584
                                                   ------------    ------------
Operating Income                                        540,999         513,788
                                                   ------------    ------------
Other Income (Deductions)
   Allowance for equity funds used
     during construction                                  4,281           2,520
   Palo Verde accretion income                           13,616          76,870
   Interest on long-term debt                          (228,366)       (240,907)
   Other interest                                       (14,434)        (16,604)
   Allowance for borrowed funds used
     during construction                                  6,271           4,434
   Preferred stock dividend requirements of APS         (22,571)        (30,461)
   Other-net                                             21,471          (2,340)
                                                   ------------    ------------
Total                                                  (219,732)       (206,488)
                                                   ------------    ------------
Income Before Income Tax                                321,267         307,300
                                                   ------------    ------------
Income Tax Expense (Benefit)
   Income tax expense                                   144,414         143,177
   Non-recurring income tax benefit                     (26,770)           --
                                                   ------------    ------------
Total                                                   117,644         143,177
                                                   ------------    ------------
Net Income                                         $    203,623    $    164,123
                                                   ============    ============

Average Common Shares Outstanding                    87,405,051      87,305,670

Earnings Per Average Common Share Outstanding      $       2.33    $       1.88
                                                   ============    ============

Dividends Declared Per Share                       $      0.850    $      0.400
                                                   ============    ============

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                             (Thousands of Dollars)

                                                      March 31,     December 31,
                                                        1995            1994
                                                    ------------    ------------
 Current Assets
   Cash and cash equivalents                         $    20,654     $    34,719
   Customer and other receivables--net                   111,284         136,143
   Accrued utility revenues                               45,547          55,432
   Material and supplies                                  90,872          89,864
   Fossil fuel                                            35,762          35,735
   Deferred income taxes                                  66,066          68,263
   Other current assets                                   18,653          15,422
                                                     -----------     -----------
      Total current assets                               388,838         435,578
                                                     -----------     -----------
Investments and Other Assets
   Real estate investments--net                          414,157         408,505
   Other assets                                          156,025         153,384
                                                     -----------     -----------
      Total investments and other assets                 570,182         561,889
                                                     -----------     -----------
Utility Plant
   Electric plant in service, including
     nuclear fuel                                      6,650,844       6,602,799
   Construction work in progress                         234,865         224,312
                                                     -----------     -----------
      Total utility plant                              6,885,709       6,827,111
   Less accumulated depreciation and
     amortization                                      2,263,432       2,203,038
                                                     -----------     -----------
      Net utility plant                                4,622,277       4,624,073
                                                     -----------     -----------
Deferred Debits
   Regulatory asset for income taxes                     555,004         557,049
   Palo Verde Unit 3 cost deferral                       290,296         292,586
   Palo Verde Unit 2 cost deferral                       170,421         171,936
   Other deferred debits                                 277,097         266,641
                                                     -----------     -----------
      Total deferred debits                            1,292,818       1,288,212
                                                     -----------     -----------
Total Assets                                         $ 6,874,115     $ 6,909,752
                                                     ===========     ===========




 See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                             LIABILITIES AND EQUITY
                             (Thousands of Dollars)

                                                         March 31,  December 31,
                                                            1995          1994
                                                       ------------ ------------
 Current Liabilities
   Accounts payable                                   $   88,890      $  126,842
   Accrued taxes                                         137,661          89,144
   Accrued interest                                       38,938          56,058
   Short-term borrowings                                  80,500         131,500
   Current maturities of long-term debt                  129,923          78,512
   Other current liabilities                              61,354          50,060
                                                      ----------      ----------
      Total current liabilities                          537,266         532,116
                                                      ----------      ----------
Non-Current Liabilities
   Long-term debt less current maturities              2,550,044       2,588,525
   Other liabilities                                      10,188           8,679
                                                      ----------      ----------
      Total non-current liabilities                    2,560,232       2,597,204
                                                      ----------      ----------
Deferred Credits and Other
   Deferred income taxes                               1,297,587       1,297,298
   Deferred investment tax credit                        118,596         121,426
   Unamortized gain - sale of utility plant               96,352          98,551
   Other deferred credits                                214,224         218,179
                                                      ----------      ----------
      Total deferred credits and other                 1,726,759       1,735,454
                                                      ----------      ----------
Commitments and Contingencies (Notes 6, 7 and 8)

Minority Interests
   Non-redeemable preferred stock of APS                 193,561         193,561
                                                      ----------      ----------
   Redeemable preferred stock of APS                      75,000          75,000
                                                      ----------      ----------
Common Stock Equity
   Common stock, no par value                          1,641,118       1,641,196
   Retained earnings                                     140,179         135,221
                                                      ----------      ----------
      Total common stock equity                        1,781,297       1,776,417
                                                      ----------      ----------
Total Liabilities and Equity                          $6,874,115      $6,909,752
                                                      ==========      ==========


 See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (THOUSANDS OF DOLLARS)

                                                           Three Months Ended
                                                                March 31,
                                                           1995          1994
                                                        ----------    ----------
Cash Flows From Operating Activities
   Income from continuing operations                     $  24,623    $  21,619

   Items not requiring cash
      Depreciation and amortization                         68,705       65,030
      Deferred income taxes--net                             4,531       16,580
      Provision for rate refund                               --         (5,344)
      Palo Verde accretion income                             --        (19,980)
      Other--net                                              (278)      (1,665)
   Changes in current assets and liabilities
      Accounts receivable--net                              24,770       22,216
      Accrued utility revenues                               9,885       12,115
      Materials, supplies and fossil fuel                   (1,035)       4,412
      Other current assets                                  (3,231)      (2,214)
      Accounts payable                                     (29,756)     (18,785)
      Accrued taxes                                         48,517       37,886
      Accrued interest                                     (17,120)      (9,756)
      Other current liabilities                             14,377       12,443
   Decrease (increase) in land held                         (6,539)       2,322
   Other--net                                              (16,106)         860
                                                         ---------    ---------
Net Cash Flow Provided By Operating Activities             121,343      137,739
                                                         ---------    ---------
Cash Flows From Investing Activities
   Capital expenditures                                    (72,730)     (68,684)
   Allowance for equity funds used during construction       1,186          846
   Other--net                                                   19       (1,101)
                                                         ---------    ---------
Net Cash Flow Used For Investing Activities                (71,525)     (68,939)
                                                         ---------    ---------
Cash Flows From Financing Activities
   Issuance of long-term debt                               81,811      123,899
   Short-term borrowings--net                              (51,000)     (69,000)
   Dividends paid on common stock                          (19,665)     (17,486)
   Repayment of long-term debt                             (74,951)     (68,823)
   Redemption of preferred stock                                (4)     (14,225)
   Other--net                                                  (74)         197
                                                         ---------    ---------
Net Cash Flow Used For Financing Activities                (63,883)     (45,438)
                                                         ---------    ---------
Net Cash Flow                                              (14,065)      23,362
Cash and Cash Equivalents at Beginning of Period            34,719       52,127
                                                         ---------    ---------
Cash and Cash Equivalents at End of Period               $  20,654    $  75,489
                                                         =========    =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized               $  72,085    $  65,889
      Income taxes                                       $      --    $      --

 See Notes to Condensed Consolidated Financial Statements.






                       PINNACLE WEST CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements include the accounts of Pinnacle West and its subsidiaries: APS, SunCor, and El Dorado. All significant intercompany balances have been eliminated. Consistent with the 1995 presentation, prior year's electric operating revenues and other taxes have been restated to exclude sales tax on electric revenues.

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Pinnacle West and its subsidiaries as of March 31, 1995, the results of operations for the three months and twelve months ended March 31, 1995 and 1994, and the cash flows for the three months ended March 31, 1995 and 1994. It is suggested that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the 1994 10-K.

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

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization since December 31, 1994.

5. In May 1994, the ACC approved a retail rate settlement agreement between APS and the ACC staff which provided for a net annual retail rate reduction of approximately $32.3 million ($19 million after tax), or 2.2% on average, effective June 1, 1994. As part of the settlement, APS reversed approximately $20 million of depreciation ($15 million after tax) related to a 1991 Palo Verde write-off. The 1994 rate settlement also provided for the accelerated amortization of substantially all deferred ITCs over a five-year period beginning in 1995. In addition, the 1994 rate settlement included a moratorium on filing for permanent rate changes, except under certain circumstances, prior to the end of 1996 for both APS and the ACC staff, and an incentive rewarding reduction in fuel and operating and maintenance cost per kilowatt-hour below established targets.

6. The Palo Verde participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. The maximum assessment per reactor under the retrospective rating program for each nuclear incident is approximately $79 million, subject to an annual limit of $10 million per incident. Based upon APS' 29.1% interest in the three Palo Verde units, APS' maximum potential assessment per incident is approximately $69 million, with an annual payment limitation of approximately $9 million.

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

7. APS has encountered tube cracking in the Palo Verde steam generators and has taken, and will continue to take, remedial actions that it believes have slowed further tube problems to manageable levels. Although the steam generators are capable of operating for their designed life of 40 years, APS believes that, at some point, long-term economic considerations could make steam generator replacement desirable.

8. El Paso Electric Company, one of the joint owners of Palo Verde and Four Corners, has been operating under Chapter 11 of the Bankruptcy Code since 1992. A plan whereby EPEC would become a wholly-owned subsidiary of Central and South West Corporation has been confirmed by the bankruptcy court, but cannot become fully effective until several other approvals are obtained. Under the plan, certain issues, including EPEC allegations regarding the 1989-1990 Palo Verde outages, would be resolved, and EPEC would assume the joint facilities operating agreements. CSW has stated that several matters have arisen which may impede completion of the merger. If the plan is not approved, APS does not expect that there would be a material adverse effect on its operations or financial position.

                       PINNACLE WEST CAPITAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion relates to Pinnacle West and its subsidiaries:
APS, SunCor and El Dorado.


LIQUIDITY AND CAPITAL RESOURCES

Pinnacle West

         Pinnacle West's cash requirements and its ability to fund those requirements are discussed under "Liquidity and Capital Resources" in
Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the 1994 10-K.

         During March 1995, Pinnacle West prepaid $15 million of its debt, reducing the aggregate principal amount of its outstanding debt to approximately $415 million.

         The Board declared a quarterly dividend of 22.5 cents per share of common stock, payable on March 1, 1995 to shareholders of record on February 1, 1995, totaling approximately $19.7 million.

APS

         For the three months ended March 31, 1995, APS incurred approximately $61 million in construction expenditures, accounting for approximately 20% of the most recently estimated 1995 construction expenditures. APS has estimated total construction expenditures for the years 1995, 1996, and 1997 to be approximately $300 million, $257 million, and $236 million, respectively. These amounts include about $27 million each year for nuclear fuel expenditures.

         Since December 31, 1994, APS has (i) issued $75 million of its Junior Subordinated Deferrable Interest Debentures ("MIDS"), (ii) incurred approximately $4 million of long-term debt in connection with a tax-exempt financing, (iii) redeemed on March 2, 1995, $49.15 million of its First Mortgage Bonds, 10.25% Series due 2000, (iv) repurchased on March 17, 1995, approximately $2.5 million of its First Mortgage Bonds, 9 1/2% Series due 2021, and (v) redeemed on May 1, 1995, $50 million of its First Mortgage Bonds, 13 1/4% Series due 2007 (the "13 1/4% Bonds").

         Refunding obligations for preferred stock and long-term debt, a capitalized lease obligation, and certain actual and anticipated early redemptions, including premiums thereon, are expected to total approximately $109 million, $4 million, and $164 million for the years 1995, 1996, and 1997, respectively. During the first three months of 1995, APS refunded approximately $52 million (48%) of the estimated 1995 total.

         Provisions in APS' mortgage bond indenture and articles of incorporation require certain coverage ratios to be met before it can issue additional first mortgage bonds or preferred stock. In addition, the bond indenture limits the amount of additional first mortgage bonds which may be issued to a percentage of net property additions, to the amount of certain first mortgage bonds that have been redeemed or retired, and/or to cash deposited with the mortgage bond trustee. As of March 31, 1995, and adjusting for the (i) incurrence of approximately $4 million of long-term debt in connection with a tax-exempt financing and (ii) redemption of the 13 1/4% Bonds, APS estimates that the mortgage bond indenture and the articles of incorporation would have allowed it to issue up to approximately $1.417 billion and $928 million of additional first mortgage bonds and preferred stock, respectively.

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


OPERATING RESULTS

The following table shows the income and/or loss of Pinnacle West and its subsidiaries for the three-month and twelve-month periods ended March 31, 1995 and 1994:

                                 Income (Loss)
                                  (Unaudited)
                             (Thousands of Dollars)


                              Three Months Ended             Twelve Months Ended
                                   March 31,                       March 31,
                               1995           1994         1995          1994
                            ----------     ----------   ----------    ----------

APS                        $   33,025    $   30,958    $  220,279    $  211,227

SunCor                          1,167           964           742        (3,364)

El Dorado                        (857)         (426)       (4,438)       (4,145)

Pinnacle West (1)              (8,712)       (9,877)      (12,960)      (39,595)
                           ----------    ----------    ----------    ----------
NET INCOME                 $   24,623    $   21,619    $  203,623    $  164,123
                           ==========    ==========    ==========    ==========

(1) Includes Pinnacle West's interest expense and operating expenses net of income tax benefits. Income tax benefits are as follows (in thousands):
     $3,994 and $6,726 for the three months ended March 31, 1995 and 1994, respectively; and $51,565 and $39,447 for the twelve months ended March 31, 1995 and 1994, respectively.



APS

Operating Results - Three-month period ended March 31, 1995 compared to three-month period ended March 31, 1994

         Earnings increased in the three-month period ended March 31, 1995 primarily due to lower fuel costs, lower operations and maintenance expenses, a gain recognized on the sale of a small subsidiary, and lower preferred stock dividends. Fuel expense was lower due largely to lower average fuel costs resulting from increased nuclear generation and lower natural gas and coal prices. Operations and maintenance expenses decreased due to improved Palo Verde operations and lower fossil plant overhaul costs. Preferred stock dividends decreased due to less preferred stock outstanding. Partially offsetting these positive factors were decreased operating revenues and the absence of non-cash income related to a 1991 rate settlement, which APS completed recording in May 1994 (see "Other Income" below). Operating revenues were down primarily due to milder weather and a retail rate reduction which became effective June 1, 1994 (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I,
Item 1 of this report), partially offset by customer growth. The effects of the rate reduction were substantially offset by the accelerated amortization of investment tax credits provided for in the 1994 rate settlement.

Operating Results - Twelve-month period ended March 31, 1995 compared to twelve-month period ended March 31, 1994

         Earnings increased in the twelve-month period ended March 31, 1995 primarily due to increased operating revenues, lower fuel expenses, and lower preferred stock dividends. Operating revenues were up due to customer growth and warmer weather, partially offset by a retail rate reduction which became effective June 1, 1994. The effects of the rate reduction were offset by the reversal of certain previously recorded depreciation related to Palo Verde (see
Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report) and the accelerated amortization of investment tax credits. Although sales were up, fuel expenses were down primarily due to lower average fuel costs resulting from increased nuclear generation. Preferred stock dividends were lower due to less preferred stock outstanding. Partially offsetting these positive factors were the decrease in non-cash income related to the 1991 rate settlement (see "Other Income" below) and increased depreciation expense. Depreciation expense was up primarily due to higher plant balances and increased nuclear decommissioning costs reflecting the most recent site-specific study.

Non-utility Operations

Pinnacle West's interest expense decreased in the three-month and twelve-month periods as it continued to prepay its outstanding debt. Earnings increased in the twelve-month period due to a non-recurring income tax benefit of approximately $26.8 million related to a change in tax law.

SunCor's earnings in the twelve-month period were positively impacted by increased land sales.

El Dorado's earnings decreased in the three-month and twelve-month periods due to lower earnings on venture capital investments.

Other Income

         Other income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including AFUDC. For the three months ended March 31, 1995, other income included a gain of about $5 million on APS' sale of a small subsidiary. Included in other income for the twelve months ended March 31, 1995, were $8.2 million of after-tax accretion income on Palo Verde Unit 3 and a one-time depreciation reversal related to Palo Verde of approximately $15.0 million, after tax. See
Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

         Other non-cash income, in the twelve months ended March 31, 1995, included $2.4 million of after-tax income (included in operating revenues) from the reversal of the Palo Verde refund obligation which was recorded in accordance with the 1991 rate settlement. APS has recorded all of the Unit 3 accretion income and refund reversals related to the 1991 rate settlement. See
Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1994 10-K.

Accounting Issue

         In March 1995 the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective in 1996. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized if the sum of the estimated future undiscounted cash flows to be generated by an asset is less than its carrying value. The amount of the loss would be based on a comparison of book value to fair value. The standard also amends SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to require write-off of a regulatory asset if it is no longer probable that future revenues will recover the cost of the asset. This new standard does not impact the Company at this time; however, it will be reviewed on an ongoing basis.

COMPETITION

         A significant challenge for APS will be how well it is able to respond to increasingly competitive conditions in the electric utility industry, while continuing to earn an acceptable return for its shareholders. Strategies emphasize managing costs, stabilizing electric rates, negotiating long-term contracts with large customers and capitalizing on the growth characteristics of its service territory.

         One of the issues that must be addressed responsibly is the recovery in a more competitive environment of the carrying value of assets acquired or recorded under the existing regulatory environment.

         Pursuant to the 1994 rate settlement, APS and the ACC staff will develop certain procedures that are responsive to the competitive forces in larger customer segments, with the objective of making joint recommendations to the ACC in 1995. A separate ACC proceeding on competition was opened by the ACC in mid-1994 and is expected to continue for some months.

         As the forces of competition continue to impact the industry, it will become clearer as to what customer sectors and what regions will be most affected and what strategies are best to deal with those forces.




                          PART II - OTHER INFORMATION

        The following information relates primarily to Pinnacle West Capital Corporation (the "Company") and its principal subsidiary, Arizona Public Service Company ("APS").

ITEM 5.  Other Information

        Environmental Matters

        As previously reported, on November 24, 1994, the United States Court of Appeals for the District of Columbia Circuit vacated the rules for nitrogen oxides emissions limitations and remanded them to the EPA for further consideration. See "Business of Arizona Public Service Company - Environmental Matters" in Part I, Item 1 of the 1994 10-K. On March 28, 1995, the EPA issued revised rules for nitrogen oxides emissions limitations, which will require APS to install additional pollution control equipment at Four Corners. In the year 2000 Four Corners must comply with either these or more stringent requirements which might be promulgated by the EPA. The EPA has until 1997 to set more stringent requirements. Based on its initial evaluation, APS currently estimates its capital cost of complying with the March 28 rules will be approximately $20 million, most of which will be incurred in 1997.

        As previously reported, the EPA established a "Grand Canyon Visibility Transport Commission" to complete a study by November 1995 on visibility impairment in the "Golden Circle of National Parks" in the Colorado Plateau. See "Business of Arizona Public Service Company - Environmental Matters" in
  Part I, Item 1 of the 1994 10-K. The EPA recently agreed to the extension of the completion of this study until March or April 1996.



  ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

  Exhibit No.                Description

  27                         Financial Data Schedule


         (b)  Reports on Form 8-K


         During the quarter ended March 31, 1995, and the period ended May 12, 1995, the Company did not file any reports on Form 8-K.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PINNACLE WEST CAPITAL CORPORATION
                                              (Registrant)





Dated:  May 15, 1995                         By: Henry Sargent
       -----------------------------            -----------------------------
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