Form 10-Q
period 1995-06-30
PINNACLE WEST CAPITAL CORP
filed 1995-08-14
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       June 30, 1995
                               ------------------------

                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    -------------
Commission file number     1-8962
                       --------------


                        PINNACLE WEST CAPITAL CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


          Arizona                                          86-0512431
          -------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


400 E. Van Buren St., P.O. Box 52132, Phoenix, Arizona     85072-2132
------------------------------------------------------     ----------
(Address of principal executive offices)                   (Zip Code)

Registrant s telephone number, including area code:      (602) 379-2500


-------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                 Number of shares of common stock, no par value,
                  outstanding as of August 7, 1995: 87,414,449

                                    Glossary
                                    --------

ACC - Arizona Corporation Commission

AFUDC - Allowance for funds used during construction

APS - Arizona Public Service Company

Company - Pinnacle West Capital Corporation

El Dorado - El Dorado Investment Company

EPEC - El Paso Electric Company

Four Corners - Four Corners Power Plant

ITCs - Investment tax credits

NNEPA - Navajo Nation Environmental Protection Agency

1935 Act - Public Utility Holding Company Act of 1935

1994 10-K - Pinnacle West Capital Corporation Annual Report on Form 10-K for the
            fiscal year ended December 31, 1994

Palo Verde - Palo Verde Nuclear Generating Station

Pinnacle West - Pinnacle West Capital Corporation

SEC - Securities and Exchange Commission

SFAS No. 71 - Statement of Financial Accounting Standards No. 71,"Accounting for
              the Effects of Certain Types of Regulation"

SFAS No. 121 - Statement of Financial Accounting Standards  No. 121, "Accounting
               for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"

SunCor - SunCor Development Company

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements.
-----------------------------

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   --------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                        Three Months Ended
                                                              June 30,
                                                        1995            1994
                                                    ------------    -----------
 Operating Revenues
    Electric                                        $   380,178     $   397,156
    Real estate                                          13,018          15,436
                                                    -----------     -----------
 Total                                                  393,196         412,592
                                                    -----------     -----------
 Fuel Expenses
    Fuel for electric generation                         44,823          60,090
    Purchased power                                      17,814          16,304
                                                    -----------     -----------
 Total                                                   62,637          76,394
                                                    -----------     -----------
 Operating Expenses
    Utility operations and maintenance                   94,251         108,444
    Real estate operations                               12,856          15,602
    Depreciation and amortization                        60,843          57,953
    Taxes other than income taxes                        35,435          36,870
                                                    -----------     -----------
 Total                                                  203,385         218,869
                                                    -----------     -----------
 Operating Income                                       127,174         117,329
                                                    -----------     -----------
 Other Income (Deductions)
    Allowance for equity funds used
      during construction                                 1,348             977
    Palo Verde accretion income                              -           13,616
    Interest on long-term debt                          (52,677)        (57,202)
    Other interest                                       (4,517)         (3,977)
    Allowance for borrowed funds used
      during construction                                 2,355           1,350
    Preferred stock dividend requirements of APS         (4,776)         (6,972)
    Other-net                                             1,321          20,095
                                                    -----------     -----------
 Total                                                  (56,946)        (32,113)
                                                    -----------     -----------
 Income Before Income Taxes                              70,228          85,216
 Income Tax Expense                                      27,979          36,514
                                                    -----------     -----------
 Net Income                                         $    42,249     $    48,702
                                                    ===========     ===========

 Average Common Shares Outstanding                   87,403,426      87,418,627

 Earnings Per Average Common Share Outstanding      $      0.48     $      0.56
                                                    ===========     ===========

 Dividends Declared Per Share                       $     0.225     $     0.200
                                                    ===========     ===========

 See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                        Six Months Ended
                                                            June 30,
                                                       1995            1994
                                                    -----------     -----------
 Operating Revenues
    Electric                                        $   717,146     $   743,205
    Real estate                                          22,164          24,860
                                                    -----------     -----------
 Total                                                  739,310         768,065
                                                    -----------     -----------
 Fuel Expenses
    Fuel for electric generation                         91,533         118,058
    Purchased power                                      26,024          26,367
                                                    -----------     -----------
 Total                                                  117,557         144,425
                                                    -----------     -----------
 Operating Expenses
    Utility operations and maintenance                  185,683         206,065
    Real estate operations                               20,351          24,263
    Depreciation and amortization                       121,690         116,148
    Taxes other than income taxes                        71,156          71,365
                                                    -----------     -----------
 Total                                                  398,880         417,841
                                                    -----------     -----------
 Operating Income                                       222,873         205,799
                                                    -----------     -----------

 Other Income (Deductions)
    Allowance for equity funds used
      during construction                                 2,534           1,823
    Palo Verde accretion income                               -          33,596
    Interest on long-term debt                         (107,597)       (113,566)
    Other interest                                       (7,753)         (7,964)
    Allowance for borrowed funds used
      during construction                                 4,351           2,517
    Preferred stock dividend requirements of APS         (9,583)        (14,482)
    Other-net                                             5,913          20,325
                                                    -----------     -----------
 Total                                                 (112,135)        (77,751)
                                                    -----------     -----------
 Income Before Income Taxes                             110,738         128,048
 Income Tax Expense                                      43,866          57,727
                                                    -----------     -----------
 Net Income                                         $    66,872     $    70,321
                                                    ===========     ===========

 Average Common Shares Outstanding                   87,398,822      87,418,395

 Earnings Per Average Common Share Outstanding      $      0.77    $       0.80
                                                    ===========    ============
 Dividends Declared Per Share                       $     0.450    $      0.400
                                                    ===========    ============

 See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                        Twelve Months Ended
                                                              June 30,
                                                       1995            1994
                                                    -----------     -----------
 Operating Revenues
    Electric                                        $ 1,600,109     $ 1,603,857
    Real estate                                          56,557          47,032
                                                    -----------     -----------
 Total                                                1,656,666       1,650,889
                                                    -----------     -----------
 Fuel Expenses
    Fuel for electric generation                        210,578         239,455
    Purchased power                                      63,243          68,406
                                                    -----------     -----------
 Total                                                  273,821         307,861
                                                    -----------     -----------
 Operating Expenses
    Utility operations and maintenance                  391,539         421,979
    Real estate operations                               55,877          50,404
    Depreciation and amortization                       242,868         228,158
    Taxes other than income taxes                       141,717         140,525
                                                    -----------     -----------
 Total                                                  832,001         841,066
                                                    -----------     -----------
 Operating Income                                       550,844         501,962
                                                    -----------     -----------

 Other Income (Deductions)
    Allowance for equity funds used
      during construction                                 4,652           2,739
    Palo Verde accretion income                              -           72,017
    Interest on long-term debt                         (223,841)       (234,176)
    Other interest                                      (14,974)        (16,526)
    Allowance for borrowed funds used
      during construction                                 7,276           4,704
    Preferred stock dividend requirements of APS        (20,375)        (29,785)
    Other-net                                             2,697          17,591
                                                    -----------     -----------
 Total                                                 (244,565)       (183,436)
                                                    -----------     -----------
 Income Before Income Tax                               306,279         318,526
                                                    -----------     -----------
 Income Tax Expense (Benefit)
    Income tax expense                                  135,879         144,600
    Non-recurring income tax benefit                    (26,770)              -
                                                    -----------     -----------
 Total                                                  109,109         144,600
                                                    -----------     -----------
 Net Income                                         $   197,170     $   173,926
                                                    ===========     ===========

 Average Common Shares Outstanding                   87,401,261      87,361,921

 Earnings Per Average Common Share Outstanding      $      2.26     $      1.99
                                                    ===========     ===========


 Dividends Declared Per Share                       $     0.875     $     0.600
                                                    ===========     ===========


 See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                     ASSETS
                                     ------
                             (Thousands of Dollars)

                                                      June 30,      December 31,
                                                        1995            1994
                                                     ----------     ----------
 Current Assets
    Cash and cash equivalents                        $   31,034     $   34,719
    Customer and other receivables--net                 111,770        136,143
    Accrued utility revenues                             65,334         55,432
    Material and supplies                                88,763         89,864
    Fossil fuel                                          29,464         35,735
    Deferred income taxes                                62,861         68,263
    Other current assets                                 20,655         15,422
                                                     ----------     ----------
       Total current assets                             409,881        435,578
                                                     ----------     ----------

 Investments and Other Assets
    Real estate investments--net                        417,665        408,505
    Other assets                                        162,309        153,384
                                                     ----------     ----------
       Total investments and other assets               579,974        561,889
                                                     ----------     ----------

 Utility Plant
    Electric plant in service, including
      nuclear fuel                                    6,662,911      6,602,799
    Construction work in progress                       243,479        224,312
                                                     ----------     ----------
       Total utility plant                            6,906,390      6,827,111
    Less accumulated depreciation and
      amortization                                    2,281,932      2,203,038
                                                     ----------     ----------
       Net utility plant                              4,624,458      4,624,073
                                                     ----------     ----------

 Deferred Debits
    Regulatory asset for income taxes                   551,630        557,049
    Palo Verde Unit 3 cost deferral                     288,006        292,586
    Palo Verde Unit 2 cost deferral                     168,905        171,936
    Other deferred debits                               282,592        266,641
                                                     ----------     ----------
       Total deferred debits                          1,291,133      1,288,212
                                                     ----------     ----------

 Total Assets                                        $6,905,446     $6,909,752
                                                     ==========     ==========


 See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                             LIABILITIES AND EQUITY
                             ----------------------
                             (Thousands of Dollars)

                                                      June 30,      December 31,
                                                        1995           1994
                                                    -----------     -----------
 Current Liabilities
    Accounts payable                                $    80,184     $  126,842
    Accrued taxes                                       110,740         89,144
    Accrued interest                                     52,166         56,058
    Short-term borrowings                               179,255        131,500
    Current maturities of long-term debt                 78,927         78,512
    Other current liabilities                            61,435         50,060
                                                    -----------     ----------
       Total current liabilities                        562,707        532,116
                                                    -----------     ----------

 Non-Current Liabilities
    Long-term debt less current maturities            2,541,422      2,588,525
    Other liabilities                                    11,175          8,679
                                                    -----------     ----------
       Total non-current liabilities                  2,552,597      2,597,204
                                                    -----------     ----------

 Deferred Credits and Other
    Deferred income taxes                             1,299,297      1,297,298
    Deferred investment tax credit                      113,259        121,426
    Unamortized gain - sale of utility plant             94,154         98,551
    Other deferred credits                              211,045        218,179
                                                    -----------     ----------
       Total deferred credits and other               1,717,755      1,735,454
                                                    -----------     ----------

 Commitments and Contingencies (Notes 6, 7 and 8)

 Minority Interests
    Non-redeemable preferred stock of APS               193,561        193,561
                                                    -----------     ----------

    Redeemable preferred stock of APS                    75,000         75,000
                                                    -----------     ----------

 Common Stock Equity
    Common stock, no par value                        1,641,062      1,641,196
    Retained earnings                                   162,764        135,221
                                                    -----------     ----------
       Total common stock equity                      1,803,826      1,776,417
                                                    -----------     ----------

 Total Liabilities and Equity                        $6,905,446     $6,909,752
                                                    ===========     ==========


 See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                             (THOUSANDS OF DOLLARS)
                                                          Six Months Ended
                                                               June 30,
                                                        1995           1994
                                                    -----------     -----------
 Cash Flows From Operating Activities
    Net income                                       $  66,872      $  70,321

    Items not requiring cash
       Depreciation and amortization                   137,165        129,799
       Deferred income taxes--net                       12,820         43,665
       Revenue refund reversal                               -         (9,308)
       Palo Verde accretion income                           -        (33,596)
       Other--net                                       (6,632)        (2,255)
    Changes in current assets and liabilities
       Accounts receivable--net                         24,284          9,971
       Accrued utility revenues                         (9,902)       (10,116)
       Materials, supplies and fossil fuel               7,372         10,786
       Other current assets                             (5,233)        (2,590)
       Accounts payable                                (30,668)        11,116
       Accrued taxes                                    21,596          2,740
       Accrued interest                                 (3,892)          (857)
       Other current liabilities                        11,391         11,316
    Decrease (increase) in land held                   (10,592)         3,235
    Other--net                                         (23,390)       (20,786)
                                                     ---------     ----------
 Net Cash Flow Provided By Operating Activities        191,191        213,441
                                                     ---------     ----------

 Cash Flows From Investing Activities
    Capital expenditures                              (151,112)      (121,691)
    Allowance for equity funds used during
     construction                                        2,534          1,823
    Other--net                                          (1,259)        (1,699)
                                                     ---------     ----------
 Net Cash Flow Used For Investing Activities          (149,837)      (121,567)
                                                     ---------     ----------

 Cash Flows From Financing Activities
    Issuance of long-term debt                          96,673        426,418
    Short-term borrowings--net                          47,755        (28,500)
    Dividends paid on common stock                     (39,330)       (34,967)
    Repayment of long-term debt                       (150,003)      (404,193)
    Redemption of preferred stock                           (4)       (54,096)
    Other--net                                            (130)         2,133
                                                     ---------     ----------
 Net Cash Flow Used For Financing Activities           (45,039)       (93,205)
                                                     ---------     ----------
 Net Cash Flow                                          (3,685)        (1,331)
 Cash and Cash Equivalents at Beginning of Period       34,719         52,127
                                                     ---------     ----------
 Cash and Cash Equivalents at End of Period          $  31,034     $   50,796
                                                     =========     ==========

 Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
       Interest, net of amounts capitalized          $ 111,620      $ 113,924
       Income taxes                                  $  21,317      $  14,350


 See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements include the accounts of Pinnacle West and its subsidiaries: APS, SunCor and El Dorado. All significant intercompany balances have been eliminated. Consistent with the 1995 presentation, prior years' electric operating revenues and other taxes have been restated to exclude sales tax on electric revenues.

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Pinnacle West and its subsidiaries as of June 30, 1995, the results of operations for the three months, six months and twelve months ended June 30, 1995 and 1994, and the cash flows for the six months ended June 30, 1995 and 1994. It is suggested that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the 1994 10-K.

3. The operations of APS are subject to seasonal fluctuations, with variations occurring in energy usage by customers from season to season and from month to month within a season, primarily as a result of changing weather conditions. For this and for other reasons, the results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization since December 31, 1994.

5. In May 1994 the ACC approved a retail rate settlement agreement between APS and the ACC staff which provided for a net annual retail rate reduction of approximately $32.3 million ($19 million after tax), or 2.2% on average, effective June 1, 1994. As part of the settlement, APS reversed approximately $20 million of depreciation ($15 million after tax) related to a 1991 Palo Verde write-off. The 1994 rate settlement also provided for the accelerated amortization of substantially all deferred ITCs over a five-year period beginning in 1995. In addition, the 1994 rate settlement included a moratorium on filing for permanent rate changes, except under certain circumstances, prior to the end of 1996 for both APS and the ACC staff, and an incentive rewarding reduction in fuel and operating and maintenance cost per kilowatt-hour below established targets.

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

7. APS has encountered tube cracking in the Palo Verde steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically in conjunction with inspections made during scheduled outages of the Palo Verde units. APS' ongoing analyses indicate that it will be economically desirable for APS to replace the Unit 2 steam generators, which have been most affected by tube cracking, in five to ten years. APS expects that the steam generator replacement can be accomplished within financial parameters established before replacement was a consideration, and APS estimates that its share of the replacement costs (in 1995 dollars and including installation and replacement power costs) will be between $30 million and $50 million, most of which will be incurred after the year 2000. APS expects that the replacement would be performed in conjunction with a normal refueling outage in order to limit incremental outage time to approximately 50 days. Based on the latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for their designed life of 40 years (until 2025 and 2027, respectively), although APS will continue its periodic assessment of these steam generators.

8. El Paso Electric Company, one of the joint owners of Palo Verde and Four Corners, has been operating under Chapter 11 of the Bankruptcy Code since 1992. On June 9, 1995, Central and South West Corporation filed with the bankruptcy court a revocation of the previously confirmed plan whereby, among other things, certain issues, including EPEC allegations against APS regarding the 1989-90 Palo Verde outages, would have been resolved, and EPEC would have assumed the joint facilities operating agreements. APS does not expect that the revocation of the plan will have a material adverse effect on its operations or financial position.


                        PINNACLE WEST CAPITAL CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

         The following discussion relates to Pinnacle West and its subsidiaries:
APS, SunCor and El Dorado.


LIQUIDITY AND CAPITAL RESOURCES

Pinnacle West
-------------

         Pinnacle West's cash requirements and its ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the 1994 10-K.

         During June 1995 Pinnacle West prepaid $16.5 million of its debt, reducing the aggregate principal amount to approximately $398 million.

         The Board declared a quarterly dividend of 22.5 cents per share of common stock, payable June 1, 1995 to shareholders of record on May 1, 1995, totaling approximately $19.7 million.

APS
---

         For the six months ended June 30, 1995 APS incurred approximately $129 million in construction expenditures, accounting for approximately 45% of the most recently estimated 1995 construction expenditures. APS has estimated total construction expenditures for the years 1995, 1996 and 1997 to be approximately $288 million, $257 million and $236 million, respectively. These amounts include about $27 million each year for nuclear fuel expenditures.

         Since December 31, 1994 APS has (i) issued $75 million of its Junior Subordinated Deferrable Interest Debentures ("MIDS"), (ii) incurred approximately $10 million of long-term debt in connection with a tax-exempt financing, (iii) redeemed on March 2, 1995, $49.15 million of its First Mortgage Bonds, 10.25% Series due 2000, (iv) repurchased approximately $9 million of its First Mortgage Bonds, 9 1/2% Series due 2021 (the "9 1/2% Bonds") and (v) redeemed on May 1, 1995, $50 million of its First Mortgage Bonds, 13 1/4% Series due 2007.

         Refunding  obligations  for  preferred  stock  and  long-term  debt,  a capitalized lease obligation and certain actual and anticipated early redemptions, including premiums thereon, are expected to total approximately $116 million, $4 million and $164 million for the years 1995, 1996 and 1997, respectively. During the first six months of 1995 APS refunded approximately $108 million (93%) of the estimated 1995 total.

         Provisions in APS' mortgage bond indenture and articles of incorporation require certain coverage ratios to be met before APS can issue additional first mortgage bonds or preferred stock. In addition, the bond indenture limits the amount of additional first mortgage bonds which may be issued to a percentage of net property additions, to the amount of certain first mortgage bonds that have been redeemed or retired, and/or to cash deposited with the mortgage bond trustee. As of June 30, 1995 and adjusting for the (i) incurrence of approximately $3.5 million of long-term debt in connection with a tax-exempt financing and (ii) repurchase of approximately $5.5 million of the 9 1/2% Bonds, APS estimates that the mortgage bond indenture and the articles of incorporation would have allowed APS to issue up to approximately $1.454 billion and $862 million of additional first mortgage bonds and preferred stock, respectively.

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


OPERATING RESULTS


The following table shows the income and/or loss of Pinnacle West and its subsidiaries for the three-month, six-month and twelve-month periods ended June 30, 1995 and 1994:

                                  Income (Loss)
                                   (Unaudited)
                             (Thousands of Dollars)


                              Three Months Ended                Six Months Ended                  Twelve Months Ended
                                   June 30,                          June 30,                          June 30,
                             1995            1994              1995            1994              1995            1994
                          ----------      ----------        ----------      ----------        ----------      ----------

 APS                      $   48,676      $   58,879        $   81,701      $   89,837        $ 210,076       $ 216,390

 SunCor                          187            (400)            1,354             564            1,329          (2,270)

 El Dorado                     1,260            (457)              403            (883)          (2,721)         (4,459)

 Pinnacle West (1)            (7,874)         (9,320)          (16,586)        (19,197)         (11,514)        (35,735)
                          ----------      ----------        ----------      ----------        ----------      ----------
 NET INCOME               $   42,249      $   48,702        $   66,872      $   70,321        $ 197,170       $ 173,926
                          ==========      ==========        ==========      ==========        ==========      ==========


(1) Includes Pinnacle West's interest expense and operating expenses net of income tax benefits. Income tax benefits are as follows (in thousands):
    $4,134 and $6,638 for the three months ended June 30, 1995 and 1994, respectively; $8,128 and $13,364 for the six months ended June 30, 1995 and 1994, respectively; and $49,061 and $36,516 for the twelve months ended June
    30, 1995 and 1994, respectively.



APS
---

Operating Results - Three-month period ended June 30, 1995 compared to three-month period ended June 30, 1994

         Earnings decreased in the three-month period ended June 30, 1995 primarily due to the reversal in 1994 of certain previously-recorded depreciation related to Palo Verde (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), lower revenues and the absence of non-cash accretion income and revenue refund reversals related to a 1991 rate settlement (see Notes 1J and 1C of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1994 10-K). Operating revenues were lower primarily due to milder weather and a retail rate reduction which became effective June 1, 1994. Partially offsetting these negative factors were lower operations and maintenance expenses, lower fuel costs, customer growth, accelerated investment tax credit amortization and lower preferred stock dividends. Operations and maintenance expenses decreased due to severance costs incurred in 1994, lower fossil plant overhaul costs and improved nuclear operations. Fuel expense was down due largely to lower fuel prices and lower average fuel costs resulting from increased nuclear generation. The accelerated investment tax credit amortization was a result of the 1994 rate settlement and is reflected as a decrease to income tax expense. Preferred stock dividends decreased due to less preferred stock outstanding.

Operating Results - Six-month period ended June 30, 1995 compared to six-month period ended June 30, 1994

         Earnings decreased in the six-month period ended June 30, 1995 primarily due to the absence of non-cash accretion income and revenue refund reversals related to a 1991 rate settlement (see Notes 1J and 1C of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1994 10-K), lower revenues and the reversal in 1994 of certain previously-recorded depreciation related to Palo Verde (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report). Revenues were lower primarily due to milder weather and a retail rate reduction which became effective June 1, 1994. Partially offsetting these negative factors were customer growth, lower fuel costs, lower operations and maintenance expenses, accelerated investment tax credit amortization, a gain recognized on the sale of a small subsidiary and lower preferred stock dividends. Fuel expense was down due largely to lower fuel prices and lower average fuel costs resulting from increased nuclear generation. Operations and maintenance expenses decreased due to improved nuclear operations, severance costs incurred in 1994 and lower fossil plant overhaul costs. The accelerated investment tax credit amortization was a result of the 1994 rate settlement and is reflected as a decrease to income tax expense. Preferred stock dividends decreased due to less preferred stock outstanding.

Operating Results - Twelve-month period ended June 30, 1995 compared to twelve-month period ended June 30, 1994

         Earnings decreased in the twelve-month period ended June 30, 1995 primarily due to the absence of non-cash accretion income and revenue refund reversals related to a 1991 rate settlement (see Notes 1J and 1C of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1994 10-K), the effects on revenue of a retail rate reduction which became effective June 1, 1994 (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), the reversal in 1994 of certain previously-recorded depreciation related to Palo Verde and increased depreciation expense.
Depreciation expense was up primarily due to higher plant balances and higher depreciation rates. Partially offsetting these negative factors were customer growth, lower fuel costs, lower operations and maintenance expenses, warmer weather in the second half of 1994, lower preferred stock dividends and accelerated investment tax credit amortization. Fuel expense was down due largely to lower average fuel costs resulting from increased nuclear generation and lower fuel prices. Operations and maintenance expenses decreased due to improved nuclear operations and lower fossil plant overhaul costs. Preferred stock dividends decreased due to less preferred stock outstanding. The accelerated investment tax credit amortization was a result of the 1994 rate settlement and is reflected as a decrease to income tax expense.

Non-utility Operations
----------------------

Pinnacle West interest expense decreased in the three-month, six-month and twelve-month periods as the Company continued to repay its outstanding debt. Earnings increased in the twelve-month period due to a non-recurring income tax benefit of approximately $26.8 million related to a change in tax law.

SunCor earnings increased in the three-month and six-month periods due to increased earnings in joint ventures. The twelve-month period earnings increased as a result of increased land sales.

El Dorado earnings increased in the three-month, six-month and twelve-month periods due to the sale of stock of a venture capital investment.

Other Income
------------

         Other income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including AFUDC and accretion income on Palo Verde Unit 3, which APS completed recording in May 1994. See Note 1J of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1994 10-K. For the six months ended June 30, 1995, other income included a gain of about $5 million on the sale of a small APS subsidiary. Included in other income for the three months ended June 30, 1994, was a one-time depreciation reversal related to Palo Verde of approximately $15.0 million, after tax. See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.



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

         The 1994 rate settlement provided for a study by APS and the ACC staff to develop new procedures to address market conditions and increasing competition in the electric utility industry. APS presently anticipates making its recommendations in late 1995. A separate ACC proceeding on competition was opened by the ACC in mid-1994 and is ongoing.

         As the forces of competition continue to impact the industry, it will become clearer as to what customer sectors and what regions will be most affected and what strategies are best to deal with those forces.



                           PART II. OTHER INFORMATION
                           --------------------------



         The following information relates primarily to Pinnacle West (the "Company") and its principal subsidiary, Arizona Public Service Company ("APS").


Item 4.    Submission of Matters to a Vote of Security-Holders
--------------------------------------------------------------


         At the Company's Annual Meeting of Shareholders held on May 17, 1995 the following shareholder proposal was submitted to shareholders:

                                                                   Abstentions
                                       Votes         Votes          and Broker
                                        For         Against          Non Votes
                                       -----        -------        -----------
Proposal that Board members'           7,894,342    60,077,313     10,375,925
total compensation consist of
Company common stock



In addition, at the same annual meeting, the following persons were elected Class III Directors with a term to expire at the 1998 annual meeting of shareholders:


                                                                   Abstentions
                                       Votes         Votes          and Broker
                                        For         Against         Non Votes
                                       -----        -------        -----------
Roy A. Herberger, Jr.               77,364,810      1,104,951          N/A

Henry B. Sargent                    77,703,032      1,376,834          N/A

Humberto S. Lopez                   76,307,324      2,258,500          N/A




  Item 5.  Other Information
  --------------------------

        Palo Verde Nuclear Generating Station
        -------------------------------------

        See Note 7 of Notes to Condensed  Consolidated  Financial  Statements in
  Part I, Item 1 of this report for a discussion of issues regarding the Palo Verde steam generators.

        As previously reported, in August and September 1994, Administrative Law Judges recommended to the Secretary of Labor that the settlement agreement between APS and a former contract employee be approved. See "Business of Arizona Public Service Company -- Palo Verde Nuclear Generating
  Station-Department of Labor Matter" in Part I, Item 1 of the 1994 10-K. The settlement agreement was approved by the Secretary of Labor in June 1995.

        Arizona Corporation Commission Petition
        ---------------------------------------

        As previously reported, in May 1990 the ACC filed a petition with the SEC requesting the SEC to revoke or modify Pinnacle West's exemption under the 1935 Act. See "Regulation - Public Utility Holding Company" in Part I, Item 1 of the 1994 10-K. On June 20, 1995, the SEC issued a Report on the Regulation of Public Utility Holding Companies in which, as its preferred option, the SEC recommended to the Congress conditional repeal of the 1935 Act, with an adequate transition period. The SEC further recommended that legislation repealing the 1935 Act should include provision for state access to books and records of all companies in the holding company system, and for federal audit authority and oversight of affiliate transactions. The Company cannot predict what action, if any, the Congress may take with respect to the SEC's recommendation.

        Navajo Nation
        -------------

        In July 1995, the Tribal Council of the Navajo Nation approved The Navajo Nation Air Pollution Prevention and Control Act. Pursuant to this Act, The Navajo Nation Environmental Protection Agency is authorized to promulgate regulations which will regulate air emissions, including those from the Four Corners Power Plant; however, until NNEPA does so, APS cannot predict what impact, if any, the regulations will have on its operations or financial position.


  Item  6.  Exhibits and Reports on Form 8-K
  ------------------------------------------

         (a)  Exhibits

  Exhibit No.                Description
  ----------                 -----------

  23.1                       Consent of Deloitte & Touche LLP

  27.1                       Financial Data Schedule


         (b)  Reports on Form 8-K


         During the quarter ended June 30, 1995 and the period ended August 11, 1995 the Company filed no reports on Form 8-K.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PINNACLE WEST CAPITAL CORPORATION
                                                          (Registrant)


Dated: August 14, 1995                 By:  /s/   Nancy Newquist
                                            --------------------
                                            Nancy Newquist
                                            (Vice President and Treasurer and
                                            Officer Duly Authorized to sign
                                            this Report)