Form 10-Q
period 1995-09-30
PINNACLE WEST CAPITAL CORP
filed 1995-11-14
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1995
                                ---------------------------

                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ------------------

Commission file number     1-8962
                       -------------

                       PINNACLE WEST CAPITAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Arizona                                          86-0512431
-------------------------------                         -----------------
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                         Identification No.)

400 E. Van Buren St., P.O. Box  52132,   Phoenix,  Arizona       85072-2132
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (602) 379-2500



--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X   No
                                     ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Number of shares of common stock, no par value,
                 outstanding as of November 13, 1995: 87,429,375

                                    Glossary

ACC -           Arizona Corporation Commission

AFUDC -         Allowance for funds used during construction

APS -           Arizona Public Service Company

Company -       Pinnacle West Capital Corporation

El Dorado -     El Dorado Investment Company

EPA -           Environmental Protection Agency

EPEC -          El Paso Electric Company

Four Corners -  Four Corners Power Plant

ITCs -          Investment tax credits

June 10-Q -     Quarterly Report on Form 10-Q for the fiscal quarter ended June
                30, 1995

NGS -           Navajo Generating Station

1994 10-K -     Pinnacle West Capital Corporation Annual Report on Form 10-K for
                the fiscal year ended December 31, 1994

Palo Verde -    Palo Verde Nuclear Generating Station

Pinnacle West - Pinnacle West Capital Corporation

SEC -           Securities and Exchange Commission

SFAS No.71 -    Statement of Financial  Accounting  Standards No. 71,"Accounting
                for the Effects of Certain Types of Regulation"

SFAS No.121 -   Statement of Financial Accounting Standards No. 121, "Accounting
                for the  Impairment  of  Long-Lived  Assets  and for  Long-Lived
                Assets to Be Disposed of"

Tribe -         Navajo Tribe

SunCor -        SunCor Development Company

             PART I. FINANCIAL INFORMATION
             -----------------------------

Item 1. Financial Statements.
-----------------------------

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                           Three Months Ended
                                                               September 30,
                                                           1995            1994
                                                           ----            ----
Operating Revenues
   Electric                                        $    549,082    $    540,883
   Real estate                                            9,709          13,473
                                                   ------------    ------------
Total                                                   558,791         554,356
                                                   ------------    ------------
Fuel Expenses
   Fuel for electric generation                          68,715          70,035
   Purchased power                                       23,539          25,532
                                                   ------------    ------------
Total                                                    92,254          95,567
                                                   ------------    ------------

Operating Expenses
   Utility operations and maintenance                    97,565         102,944
   Real estate operations                                10,801          15,272
   Depreciation and amortization                         61,625          59,132
   Taxes other than income taxes                         35,498          36,005
                                                   ------------    ------------
Total                                                   205,489         213,353
                                                   ------------    ------------
Operating Income                                        261,048         245,436
                                                   ------------    ------------

Other Income (Deductions)
   Allowance for equity funds used
     during construction                                  1,111           1,014
   Interest on long-term debt                           (51,355)        (63,021)
   Other interest                                        (5,400)         (3,918)
   Allowance for borrowed funds used
     during construction                                  2,130           1,401
   Preferred stock dividend requirements of APS          (4,775)         (5,908)
   Other-net                                            (13,128)         (2,801)
                                                   ------------    ------------
Total                                                   (71,417)        (73,233)
                                                   ------------    ------------
Income Before Income Taxes                              189,631         172,203
Income Tax Expense                                       75,136          78,212
                                                   ------------    ------------
Net Income                                         $    114,495    $     93,991
                                                   ============    ============

Average Common Shares Outstanding                    87,414,951      87,409,343

Earnings Per Average Common Share Outstanding      $       1.31    $       1.08
                                                   ============    ============

Dividends Declared Per Share                       $      0.225    $      0.200
                                                   ============    ============


 See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                            Nine Months Ended
                                                               September 30,
                                                          1995            1994
                                                          ----            ----
Operating Revenues
   Electric                                        $  1,266,228    $  1,284,088
   Real estate                                           31,873          38,333
                                                   ------------    ------------
Total                                                 1,298,101       1,322,421
                                                   ------------    ------------

Fuel Expenses
   Fuel for electric generation                         160,248         188,093
   Purchased power                                       49,563          51,899
                                                   ------------    ------------
Total                                                   209,811         239,992
                                                   ------------    ------------

Operating Expenses
   Utility operations and maintenance                   283,248         309,009
   Real estate operations                                31,152          39,535
   Depreciation and amortization                        183,315         175,280
   Taxes other than income taxes                        106,654         107,370
                                                   ------------    ------------
Total                                                   604,369         631,194
                                                   ------------    ------------
Operating Income                                        483,921         451,235
                                                   ------------    ------------

Other Income (Deductions)
   Allowance for equity funds used
     during construction                                  3,645           2,837
   Palo Verde accretion income                             --            33,596
   Interest on long-term debt                          (158,952)       (176,587)
   Other interest                                       (13,153)        (11,882)
   Allowance for borrowed funds used
     during construction                                  6,481           3,918
   Preferred stock dividend requirements of APS         (14,358)        (20,390)
   Other-net                                             (7,215)         17,524
                                                   ------------    ------------
Total                                                  (183,552)       (150,984)
                                                   ------------    ------------
Income Before Income Taxes                              300,369         300,251
Income Tax Expense                                      119,002         135,939
                                                   ------------    ------------
Net Income                                         $    181,367    $    164,312
                                                   ============    ============


Average Common Shares Outstanding                    87,404,258      87,415,344

Earnings Per Average Common Share Outstanding      $       2.08    $       1.88
                                                   ============    ============

Dividends Declared Per Share                       $      0.675    $      0.600
                                                   ============    ============


 See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                          Twelve Months Ended
                                                              September 30,
                                                          1995            1994
                                                          ----            ----
Operating Revenues
   Electric                                        $  1,608,308    $  1,647,457
   Real estate                                           52,793          50,412
                                                   ------------    ------------
Total                                                 1,661,101       1,697,869
                                                   ------------    ------------

Fuel Expenses
   Fuel for electric generation                         209,258         242,319
   Purchased power                                       61,250          65,595
                                                   ------------    ------------
Total                                                   270,508         307,914
                                                   ------------    ------------

Operating Expenses
   Utility operations and maintenance                   386,160         423,766
   Real estate operations                                51,406          53,791
   Depreciation and amortization                        245,361         231,226
   Taxes other than income taxes                        141,210         141,728
                                                   ------------    ------------
Total                                                   824,137         850,511
                                                   ------------    ------------
Operating Income                                        566,456         539,444
                                                   ------------    ------------

Other Income (Deductions)
   Allowance for equity funds used
     during construction                                  4,749           3,069
   Palo Verde accretion income                               --          53,058
   Interest on long-term debt                          (212,175)       (237,137)
   Other interest                                       (16,456)        (15,427
   Allowance for borrowed funds used
     during construction                                  8,005           5,299
   Preferred stock dividend requirements of APS         (19,242)        (28,399)
   Other-net                                             (7,630)         16,828
                                                   ------------    ------------
Total                                                  (242,749)       (202,709)
                                                   ------------    ------------
Income Before Income Tax                                323,707         336,735
                                                   ------------    ------------
Income Tax Expense (Benefit)
   Income tax expense                                   132,803         155,552
   Non-recurring income tax benefit                     (26,770)             --
                                                   ------------    ------------
Total                                                   106,033         155,552
                                                   ------------    ------------
Net Income                                         $    217,674    $    181,183
                                                   ============    ============
Average Common Shares Outstanding                    87,402,674      87,396,659

Earnings Per Average Common Share Outstanding      $       2.49    $       2.07
                                                   ============    ============
Dividends Declared Per Share                       $      0.900    $      0.800
                                                   ============    ============

 See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Unaudited)

                                     ASSETS
                                     ------
                             (Thousands of Dollars)

                                                     September 30,  December 31,
                                                         1995           1994
                                                     -------------  ------------
Current Assets
   Cash and cash equivalents                         $   52,891       $   34,719
   Customer and other receivables--net                  168,229          136,143
   Accrued utility revenues                              78,851           55,432
   Material and supplies                                 89,285           89,864
   Fossil fuel                                           27,160           35,735
   Deferred income taxes                                 55,463           68,263
   Other current assets                                  17,595           15,422
                                                     ----------       ----------
      Total current assets                              489,474          435,578
                                                     ----------       ----------

Investments and Other Assets
   Real estate investments--net                         418,893          408,505
   Other assets                                         154,756          153,384
                                                     ----------       ----------
      Total investments and other assets                573,649          561,889
                                                     ----------       ----------

Utility Plant
   Electric plant in service, including
     nuclear fuel                                     6,727,865        6,602,799
   Construction work in progress                        246,515          224,312
                                                     ----------       ----------
      Total utility plant                             6,974,380        6,827,111
   Less accumulated depreciation and
     amortization                                     2,346,527        2,203,038
                                                     ----------       ----------
      Net utility plant                               4,627,853        4,624,073
                                                     ----------       ----------

Deferred Debits
   Regulatory asset for income taxes                    544,080          557,049
   Palo Verde Unit 3 cost deferral                      285,716          292,586
   Palo Verde Unit 2 cost deferral                      167,389          171,936
   Other deferred debits                                277,404          266,641
                                                     ----------       ----------
      Total deferred debits                           1,274,589        1,288,212
                                                     ----------       ----------

Total Assets                                         $6,965,565       $6,909,752
                                                     ==========       ==========




 See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Unaudited)

                             LIABILITIES AND EQUITY
                             ----------------------
                             (Thousands of Dollars)

                                                      September 30, December 31,
                                                          1995           1994
                                                      ------------- ------------
Current Liabilities
   Accounts payable                                   $  107,736      $  126,842
   Accrued taxes                                         207,192          89,144
   Accrued interest                                       35,399          56,058
   Short-term borrowings                                  62,200         131,500
   Current maturities of long-term debt                   77,624          78,512
   Other current liabilities                              68,575          50,060
                                                      ----------      ----------
      Total current liabilities                          558,726         532,116
                                                      ----------      ----------

Non-Current Liabilities
   Long-term debt less current maturities              2,519,791       2,588,525
   Other liabilities                                      11,659           8,679
                                                      ----------      ----------
      Total non-current liabilities                    2,531,450       2,597,204
                                                      ----------      ----------

Deferred Credits and Other
   Deferred income taxes                               1,299,137       1,297,298
   Deferred investment tax credit                        100,041         121,426
   Unamortized gain - sale of utility plant               92,658          98,551
   Other deferred credits                                216,326         218,179
                                                      ----------      ----------
      Total deferred credits and other                 1,708,162       1,735,454
                                                      ----------      ----------

Commitments and Contingencies (Notes 6, 7 and 8)

Minority Interests
   Non-redeemable preferred stock of APS                 193,561         193,561
                                                      ----------      ----------

   Redeemable preferred stock of APS                      75,000          75,000
                                                      ----------      ----------

Common Stock Equity
   Common stock, no par value                          1,641,075       1,641,196
   Retained earnings                                     257,591         135,221
                                                      ----------      ----------
      Total common stock equity                        1,898,666       1,776,417
                                                      ----------      ----------

Total Liabilities and Equity                          $6,965,565      $6,909,752
                                                      ==========      ==========




 See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                             (THOUSANDS OF DOLLARS)

                                                            Nine Months Ended
                                                               September 30,
                                                           1995            1994
                                                           ----            ----

Cash Flows From Operating Activities
Net income                                               $ 181,367    $ 164,312

   Items not requiring cash
      Depreciation and amortization                        208,171      199,585
      Deferred income taxes--net                            27,608       70,508
      Revenue refund reversal                                   --       (9,308)
      Palo Verde accretion income                               --      (33,596)
      Deferred Investment tax credit                       (21,385)      (5,935)
      Other--net                                               478          755
   Changes in current assets and liabilities
      Accounts receivable--net                             (32,175)     (28,518)
      Accrued utility revenues                             (23,419)     (23,641)
      Materials, supplies and fossil fuel                    9,154        9,611
      Other current assets                                  (2,173)      (2,029)
      Accounts payable                                      (8,171)      18,019
      Accrued taxes                                        118,048       84,341
      Accrued interest                                     (20,659)      (6,790)
      Other current liabilities                             17,934      (29,880)
   Decrease (increase) in land held                        (12,322)        (653)
   Other--net                                                2,876      (10,968)
                                                         ---------    ---------
Net Cash Flow Provided By Operating Activities             445,332      395,813
                                                         ---------    ---------

Cash Flows From Investing Activities
   Capital expenditures                                   (219,597)    (179,836)
   Allowance for equity funds used during construction       3,645        2,837
   Other--net                                               (5,664)      (3,982)
                                                         ---------    ---------
Net Cash Flow Used For Investing Activities               (221,616)    (180,981)
                                                         ---------    ---------

Cash Flows From Financing Activities
   Issuance of long-term debt                              102,740      528,668
   Short-term borrowings--net                              (69,300)    (112,500)
   Dividends paid on common stock                          (58,998)     (52,450)
   Repayment of long-term debt                            (179,865)    (449,810)
   Redemption of preferred stock                                (4)    (104,096)
   Other--net                                                 (117)       1,915
                                                         ---------    ---------
Net Cash Flow Used For Financing Activities               (205,544)    (188,273)
                                                         ---------    ---------
Net Cash Flow                                               18,172       26,559
Cash and Cash Equivalents at Beginning of Period            34,719       52,127
                                                         ---------    ---------
Cash and Cash Equivalents at End of Period               $  52,891    $  78,686
                                                         =========    =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized               $ 180,366    $ 176,066
      Income taxes                                       $  35,757    $  26,100


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

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Pinnacle West and its subsidiaries as of September 30, 1995, the results of operations for the three months, nine months and twelve months ended September 30, 1995 and 1994, and the cash flows for the nine months ended September 30, 1995 and 1994. It is suggested that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the 1994 10-K.

3. The operations of APS are subject to seasonal fluctuations, with variations occurring in energy usage by customers from season to season and from month to month within a season, primarily as a result of changing weather conditions. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization since December 31, 1994.

5. In May 1994, the ACC approved a retail rate settlement agreement which provided for a net annual retail rate reduction of approximately $32.3 million ($19 million after tax), or 2.2% on average, effective June 1, 1994. As part of the settlement, APS reversed approximately $20 million of depreciation ($15 million after tax) related to a 1991 Palo Verde write-off. The 1994 rate settlement also provided for the accelerated amortization of substantially all deferred ITCs over a five-year period beginning in 1995. In addition, the 1994 rate settlement included a moratorium on filing for permanent rate changes, except under certain circumstances, prior to the end of 1996 for both APS and the ACC staff, and an incentive rewarding reduction in fuel and operating and maintenance cost per kilowatt-hour below established targets.

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

7. APS has encountered tube cracking in the Palo Verde steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically in conjunction with inspections made during scheduled outages of the Palo Verde units. APS' ongoing analyses indicate that it will be economically desirable for APS to replace the Unit 2 steam generators, which have been most affected by tube cracking, in five to ten years. APS expects that the steam generator replacement can be accomplished within financial parameters established before replacement was a consideration, and APS estimates that its share of the replacement costs (in 1995 dollars and including installation and replacement power costs) will be between $30 million and $50 million, most of which will be incurred after the year 2000. APS expects that the replacement would be performed in conjunction with a normal refueling outage in order to limit incremental outage time to approximately 50 days. Based on the latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for 40 years (until 2025 and 2027, respectively), although APS will continue its normal periodic assessment of these steam generators.

8. El Paso Electric Company, one of the joint owners of Palo Verde and Four Corners, has been operating under Chapter 11 of the Bankruptcy Code since 1992. On September 29, 1995 EPEC filed with the bankruptcy court a revised plan whereby, among other things, certain issues, including EPEC allegations against APS regarding the 1989-90 Palo Verde outages, will be resolved, and EPEC will assume the joint facilities operating agreements. If the plan is not approved, APS does not expect that there would be a material adverse effect on its operations or financial position.

                       PINNACLE WEST CAPITAL CORPORATION

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------

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

    During September 1995, Pinnacle West prepaid $16.2 million of its debt, reducing Pinnacle West's outstanding debt to approximately $382 million. Pinnacle West anticipates incurring substantial prepayment penalties in the refinancing of up to $100 million of long term-debt in December, 1995. Pinnacle West anticipates that its year-end debt balance will be approximately $310 million.

    The Board declared a quarterly dividend of 25 cents per share of common stock, payable December 1, 1995 to shareholders of record on November 1, 1995, totaling approximately $21.9 million.

APS
---

    For the nine months ended September 30, 1995, APS incurred approximately $200 million in construction expenditures, accounting for approximately 71% of the most recently estimated 1995 construction expenditures. APS has estimated total construction expenditures for the years 1995, 1996 and 1997 to be approximately $280 million, $244 million, and $223 million, respectively. These amounts include about $27 million each year for nuclear fuel expenditures.

    Since December 31, 1994, APS has (i) issued $75 million of its Junior Subordinated Deferrable Interest Debentures ("MIDS"), (ii) incurred approximately $14 million of long-term debt in connection with a tax-exempt financing, (iii) redeemed on March 2, 1995, $49.15 million of its First Mortgage Bonds, 10.25% Series due 2000, (iv) repurchased approximately $23 million of its First Mortgage Bonds, and (v) redeemed on May 1, 1995, $50 million of its First Mortgage Bonds, 13 1/4% Series due 2007.

    Refunding obligations for preferred stock and long-term debt, a capitalized lease obligation, and certain actual and anticipated early redemptions, including premiums thereon, are expected to total approximately $130 million, $4 million, and $164 million for the years 1995, 1996, and 1997, respectively. During the first nine months of 1995, APS refunded approximately $130 million (100%) of the estimated 1995 total.

    Provisions in APS' mortgage bond indenture and articles of incorporation require certain coverage ratios to be met before APS can issue additional first mortgage bonds or preferred stock. In addition, the bond indenture limits the amount of additional first mortgage bonds which may be issued to a percentage of net property additions, to the amount of certain first mortgage bonds that have been redeemed or retired, and/or to cash deposited with the mortgage bond trustee. As of September 30, 1995, and adjusting for the repurchase and incurrence of approximately $9 million and $4 million, respectively, of long-term debt in connection with a tax-exempt financing, APS estimates that the mortgage bond indenture and the articles of incorporation would have allowed APS to issue up to approximately $1.501 billion and $1.028 billion of additional first mortgage bonds and preferred stock, respectively.

    The ACC has authority over APS with respect to the issuance of long-term debt and equity securities. Existing ACC orders allow APS to have up to approximately $2.6 billion in long-term debt and approximately $501 million of preferred stock outstanding at any one time.

    Management does not expect any of the foregoing restrictions to limit APS' ability to meet its capital requirements.


OPERATING RESULTS

The following table shows the income and/or loss of Pinnacle West and its subsidiaries for the three-month, nine-month and twelve-month periods ended September 30, 1995 and 1994:


                                 Income (Loss)
                                  (Unaudited)
                             (Thousands of Dollars)

                    Three Months Ended       Nine Months Ended       Twelve Months Ended
                       September 30,           September 30,            September 30,
                     1995       1994        1995        1994          1995         1994
                  ---------   ---------   ---------   ---------     ---------   ---------
APS             $ 123,570    $ 110,359    $ 205,271    $ 200,196    $ 223,287   $ 231,132
SunCor             (1,555)        (693)        (201)        (129)         467      (1,932)
El Dorado             (99)      (3,300)         304       (4,183)         480      (4,617)
Pinnacle West(1)   (7,421)     (12,375)     (24,007)     (31,572)      (6,560)    (43,400)
                ---------    ---------    ---------    ---------    ---------   ---------
NET INCOME      $ 114,495    $  93,991    $ 181,367    $ 164,312    $ 217,674   $ 181,183
                =========    =========    =========    =========    =========   =========

  (1) Includes Pinnacle West's interest expense and operating expenses net of income tax benefits. Income tax benefits are as follows (in thousands):
        $3,841 and $9,333 for the three months ended September 30, 1995 and 1994 respectively; $11,969 and $22,697 for the nine months ended September
        30, 1995 and 1994, respectively; and $43,569 and $31,844 for the twelve months ended September 30, 1995 and 1994, respectively.



APS
---

Operating Results - Three-month period ended September 30, 1995 compared to three-month period ended September 30, 1994

    Earnings increased in the three-month period ended September 30, 1995 primarily due to the accelerated amortization of investment tax credits, customer growth, and lower operations and maintenance expenses. The accelerated investment tax credit amortization was a result of the 1994 rate settlement (see
Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report) and is reflected as a decrease to income tax expense. Operations and maintenance expenses decreased due to various cost reductions. Partially offsetting these positive factors were the write-down of an office building and milder weather.

Operating Results - Nine-month period ended September 30, 1995 compared to nine-month period ended September 30, 1994

    Earnings increased in the nine-month period ended September 30, 1995 primarily due to customer growth, accelerated investment tax credit amortization, lower fuel costs, lower operations and maintenance expenses, lower preferred stock dividends, and a gain recognized on the sale of a small subsidiary. The accelerated investment tax credit amortization was a result of the 1994 rate settlement (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report) and is reflected as a decrease to income tax expense. Fuel expense decreased due largely to lower fuel prices and lower average fuel costs resulting from increased nuclear generation. Operations and maintenance expenses were down due to improved nuclear operations, employee severance costs incurred in 1994 and lower fossil plant overhaul costs. Preferred stock dividends decreased due to less preferred stock outstanding. Partially offsetting these positive factors were the absence of non-cash accretion income and revenue refund reversals related to a 1991 rate settlement (see Notes 1J and 1C of Notes to Consolidated Financial Statements in
Part II, Item 8 of the 1994 10-K), milder weather, the reversal in 1994 of certain previously-recorded depreciation related to Palo Verde, a retail rate reduction which became effective June 1, 1994, and the write-down of an office building.

Operating Results - Twelve-month period ended September 30, 1995 compared to twelve-month period ended September 30, 1994

    Earnings decreased in the twelve-month period ended September 30, 1995 primarily due to the absence of non-cash accretion income and revenue refund reversals related to a 1991 rate settlement (see Notes 1J and 1C of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1994 10-K), milder weather, a retail rate reduction which became effective June 1, 1994 (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), the reversal in 1994 of certain previously-recorded depreciation related to Palo Verde, increased depreciation expense, and the write-down of an office building. Depreciation expense increased primarily due to higher plant balances and higher depreciation rates. Partially offsetting these negative factors were lower operations and maintenance expenses, lower fuel costs, customer growth, accelerated investment tax credit amortization, and lower preferred stock dividends. Operations and maintenance expenses decreased due to improved nuclear operations and lower fossil plant overhaul costs. Fuel expense was down due largely to lower average fuel costs resulting from increased nuclear generation and lower fuel prices. The accelerated investment tax credit amortization was a result of the 1994 rate settlement and is reflected as a decrease to income tax expense. Preferred stock dividends decreased due to less preferred stock outstanding.

Non-utility Operations
----------------------

Pinnacle West's interest expense decreased due to repayment of debt and prior year prepayment penalty in the three-month, nine-month and twelve-month periods. Earnings increased in the twelve-month period due to a non-recurring income tax benefit of approximately $26.8 million related to change in tax law.

SunCor's earnings decreased in the three-month and nine-month periods due to decreased land sales. The twelve-month period earnings increased as a result of increased net commercial and property management income.

El Dorado's earnings increased in all periods presented due to loss reserves in prior year periods and sale of stock on venture capital investments in the nine-month and twelve-month periods.

Other Income
------------

    Other income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including AFUDC and accretion income on Palo Verde Unit 3, which APS completed recording in May 1994. See Note 1J of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1994 10-K.

Accounting Issue
----------------

    In March 1995 the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective in 1996. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized if the sum of the estimated future undiscounted cash flows to be generated by an asset is less than its carrying value. The amount of the loss would be based on a comparison of book value to fair value. The standard also amends SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to require write-off of a regulatory asset if it is no longer probable that future revenues will recover the cost of the asset. This new standard does not impact the Company at this time, however, it will be reviewed on an ongoing basis.


COMPETITION
-----------

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

    The 1994 rate settlement provided for a study by APS and the ACC staff to develop new procedures to address market conditions and increasing competition in the electric utility industry. APS anticipates filing recommendations with the ACC in late 1995. A separate ACC proceeding on competition was opened by the ACC in mid-1994 and is ongoing.

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

        Navajo Nation
        -------------

        Four Corners Power Plant and Navajo Generating Station are located on the Navajo Reservation and are held under easements granted by the federal government as well as leases from the Navajo Tribe. APS is the Four Corners operating agent and owns a 100% interest in Four Corners Units 1, 2 and 3, and a 15% interest in Four Corners Units 4 and 5. APS owns a 14% interest in NGS Units 1, 2, and 3. In July 1995 the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act (collectively, the "Acts"). See "Navajo Nation" in Part II, Item 5 of the June 10-Q. By separate letters dated October 12 and October 13, 1995 the Four Corners participants and the NGS participants requested the United States Secretary of the Interior to resolve their dispute with the Tribe regarding whether or not the Acts apply to operations of NGS and Four Corners. On October 17, 1995 the Four Corners participants and the NGS participants each filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that (i) their respective leases and federal easements preclude the application of the Acts to the operations of Four Corners and NGS, and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners and NGS. On October 18, 1995, the Tribe and the Four Corners and NGS participants agreed to indefinitely stay the proceedings referenced in the preceding two sentences so that the parties may attempt to resolve the dispute without litigation, and the parties have requested that the Secretary and the Court stay these proceedings. APS cannot currently predict the outcome of this matter.


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)  Exhibits

Exhibit
  No.    Description
-------  -----------
  27     Financial Data Schedule

    In addition to the Exhibit shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 by reference to the filings set forth below:

Exhibit                         Previously Filed   File       Date
  No.   Description               As Exhibit        No.     Effective
------- -----------             ----------------   ----     ---------
  10.1  Letter Agreement        10.1 to APS'       1-4473   11/14/95
        dated July 28, 1995     September 1995
        between APS and Jaron   10-Q Report
        B. Norberg regarding
        certain of Mr. Norberg's
        retirment benefits

  10.2  Second Amendment to     10.2 to APS'       1-4473   11/14/95
        Pinnacle West Capital   September 1995
        Corporation, Arizona    10-Q Report
        Public Service
        Company, SunCor
        Development Company
        and El Dorado
        Investment Company
        Deferred Compensation
        Plan, effective as of
        January 1, 1994

  10.3  Amendment to Pinnacle   10.3 to APS'       1-4473   11/14/95
        West Capital            September 1995
        Corporation, Arizona    10-Q Report
        Public Service
        Company, SunCor
        Development Company
        and El Dorado
        Investment Company
        Deferred Compensation
        Plan, effective as of
        December 1, 1994

  10.4  Amendment No. 4 to      10.4 to APS'       1-4473   11/14/95
        Pinnacle West Capital   September 1995
        Corporation, Arizona    10-Q Report
        Public Service
        Company, SunCor
        Development Company
        and El Dorado
        Investment Company
        Deferred Compensation
        Plan, effective as of
        May 17, 1995


    (b)  Reports on Form 8-K

         During the quarter ended September 30, 1995, and the period ended November 13, 1995, the Company filed no reports on Form 8-K.


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PINNACLE WEST CAPITAL CORPORATION
                                         (Registrant)


Dated: November 14, 1995        By: /s/ Nancy Newquist
                                       ------------------
                                        Nancy Newquist
                                        Vice President and Treasurer
                                        (Principal Financial Officer and Officer
                                        Duly Authorized to sign this Report)