Form 10-K
period 1995-12-31
PINNACLE WEST CAPITAL CORP
filed 1996-04-01
CIK 764622

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ----------
                                1995 FORM 10-K

   (Mark One)
      [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1995
                                      OR
      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from            to
                                          ----------    ------------
                        Commission File Number 1-8962
                                  ----------
                      PINNACLE WEST CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)

                  ARIZONA                                86-0512431
        (State or other jurisdiction        (I.R.S. Employer Identification No.)
     of incorporation or organization)
    400 East Van Buren Street, Suite 700
           Phoenix, Arizona 85004                         (602) 379-2500
  (Address of principal executive offices,       (Registrant's telephone number,
            including zip code)                        including area code)


                                  ----------
Securities registered pursuant to Section 12(b) of the Act:
================================================================================
                                            Name of each exchange on
      Title of each  class                  which registered
- - --------------------------------------------------------------------------------
Common Stock, ............................New York Stock Exchange
  No Par Value                            Pacific Stock Exchange

===============================================================================================================
                                                                                 Aggregate Market Value
                                                                                   of Shares  Held by
      Title of Each Class                       Shares Outstanding               Non-affiliates     as    of
      of Voting Stock                           as of March 25, 1996              March    25,  1996
- - ---------------------------------------------------------------------------------------------------------------
Common Stock, No Par Value                        87,430,265                     $2,483,359,384 (a)

- - ----------------------------------------------------------------------------------------------------------------
(a) Computed by reference to the closing  price on the  composite  tape on March
    25, 1996, as reported by The Wall Street Journal.

================================================================================================================

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

Portions of the registrant's definitive Proxy Statement relating to its annual meeting of shareholders to be held on May 22, 1996 are incorporated by reference into Part III hereof.
================================================================================

                              TABLE OF CONTENTS

                                                                                  Page
                                                                                 ------
GLOSSARY ........................................................................ 1
PART I
Item 1. Business ................................................................ 2
Item 2. Properties ..............................................................11
Item 3. Legal Proceedings .......................................................14
Item 4. Submission of Matters to a Vote of Security Holders .....................17
Supplemental Item.
      Executive Officers of the Registrant ......................................17
PART II
Item 5. Market for Registrant's Common Stock and Related Security Holder Matters 18
Item 6. Selected Financial Data .................................................19
Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ...............................................20
Item 8. Financial Statements and Supplementary Data .............................24
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ................................................48
PART III
Item 10. Directors and Executive Officers of the Registrant .....................49
Item 11. Executive Compensation .................................................49
Item 12. Security Ownership of Certain Beneficial Owners and Management  ........49
Item 13. Certain Relationships and Related Transactions .........................49
PART IV
Item 14. Exhibits, Financial Statements, Financial Statement Schedules,
         and Reports on Form 8-K ................................................50
SIGNATURES ......................................................................69

                                   GLOSSARY

ACC -- Arizona Corporation Commission

ACC Staff -- Staff of the Arizona Corporation Commission

AFUDC -- Allowance for Funds Used During Construction

Amendments -- Clean Air Act Amendments of 1990

ANPP -- Arizona Nuclear Power Project, also known as Palo Verde

APS -- Arizona Public Service Company

Cholla -- Cholla Power Plant

Cholla 4 -- Unit 4 of the Cholla Power Plant

Company -- Pinnacle West Capital Corporation

DOE -- United States Department of Energy

El Dorado -- El Dorado Investment Company

EPA -- United States Environmental Protection Agency

Energy Act -- National Energy Policy Act of 1992

FERC -- Federal Energy Regulatory Commission

Four Corners -- Four Corners Power Plant

ITC -- Investment Tax Credit

kW -- Kilowatt, one thousand watts

kWh -- Kilowatt-hour, one thousand watts per hour

Mortgage -- APS' Mortgage and Deed of Trust, dated as of July 1, 1946, as supplemented and amended

MWh -- Megawatt hours, one million watts per hour

1935 ACT -- Public Utility Holding Company Act of 1935

NGS -- Navajo Generating Station

NRC -- Nuclear Regulatory Commission

PacifiCorp -- An Oregon-based utility company

Palo Verde -- Palo Verde Nuclear Generating Station

SEC -- Securities and Exchange Commission

SRP -- Salt River Project Agricultural Improvement and Power District

SunCor -- SunCor Development Company

USEC -- United States Enrichment Corporation

                                    PART I
                               ITEM 1. BUSINESS

THE COMPANY

   GENERAL

   Pinnacle West Capital Corporation was incorporated in 1985 under the laws of the State of Arizona and is engaged, through its subsidiaries, in the generation and distribution of electricity; in real estate development; and in venture capital investment. The principal executive offices of the Company are located at 400 East Van Buren Street, Phoenix, Arizona 85004 (telephone 602-379-2500).

   The Company and its subsidiaries employ approximately 7,335 persons. Of these employees, approximately 6,484 are employees of the Company's major subsidiary, APS, and employees assigned to joint projects of APS where APS serves as a project manager, and approximately 851 are employees of the Company and its other subsidiaries.

   Other subsidiaries of the Company, in addition to APS, include SunCor and El Dorado. See "Business of SunCor Development Company" and "Business of El Dorado Investment Company" in this Item for further information regarding SunCor and El Dorado.

   REGULATION

   1935 ACT. The Company currently owns no significant assets other than the common stock of its subsidiaries. The Company and its subsidiaries are currently exempt from registration under the 1935 Act; however, the SEC has the authority to revoke or condition an exemption if it appears that any question exists as to whether the exemption may be detrimental to the public interest or the interest of investors or consumers. On June 20, 1995, the SEC issued a Report on the Regulation of Public Utility Holding Companies in which, as its preferred option, the SEC recommended to the Congress conditional repeal of the 1935 Act, with an adequate transition period. The SEC further recommended that legislation repealing the 1935 Act should include provision for state access to books and records of all companies in the holding company system, and for federal audit authority and oversight of affiliate transactions. The Company cannot predict what action, if any, the Congress may take with respect to the SEC's recommendation.

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

                  BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

   Following is a discussion of the business of APS, the Company's major subsidiary.

GENERAL

   APS was incorporated in 1920 under the laws of Arizona and is engaged principally in serving electricity in the State of Arizona. The principal executive offices of APS are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000). At December 31, 1995, APS employed 6,484 people, which includes employees assigned to joint projects where APS is project manager.

   APS serves approximately 705,000 customers in an area that includes all or part of 11 of Arizona's 15 counties. During 1995, no single purchaser or user of energy accounted for more than 3% of total electric revenues.

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

COMPETITION

   Although APS currently serves electricity in particular areas pursuant to certain retail service territorial rights, APS is subject to varying degrees of competition in certain territories adjacent to or within areas that it serves which are also currently served by other utilities in its region (such as Tucson Electric Power Company, Southwest Gas Corporation, and Citizens Utility Company) as well as cooperatives, municipalities, electrical districts and similar types of governmental organizations (principally SRP). In addition, APS is competing for large commercial and industrial projects which move into Arizona, and faces challenges from low-cost hydroelectric power and natural gas fuel and the access of some utilities to preferential low-priced federal power and other subsidies.

   Partly as a result of the Energy Act, the electric utility industry is moving toward a more competitive environment. The Energy Act is designed, among other things, to promote competition among utility and non-utility generators. The Energy Act also amends the Federal Power Act to allow the FERC to order electric utilities to transmit, or "wheel," wholesale power for others. Presently, the Company's primary competitors are the major utilities in its region as competition for wholesale transactions in electricity is already intense in the West. As competition in the electric utility industry continues to evolve, APS will continue to pursue strategies to enhance its competitive position.

   The FERC has been encouraging increased competition in the wholesale market, and a proposed FERC rule would require each utility that markets wholesale power to provide access over its transmission system to other energy providers at prices and terms comparable to those which the utility applies to itself. The FERC has also encouraged the formation of regional transmission groups to enhance coordinated transmission planning and comparable access, as APS, other utilities in the Southwest and several power marketers are doing with the Southwestern Regional Transmission Association. All of the members of this association will file comparability and market base tariffs with the FERC this summer.

   In 1995, APS and the ACC Staff proposed a regulatory settlement agreement which APS believes lays the groundwork for a responsible transition to a competitive future. See "1995 Regulatory Agreement" in Note 3 of Notes to Consolidated Financial Statements in Item 8.

CAPITAL STRUCTURE

   The capital structure of APS (which, for this purpose, includes short-term borrowings and current maturities of long-term debt) as of December 31, 1995 is tabulated below.

                                                       Amount     Percentage
                                                   ------------ ------------
                                                  (Thousands
                                                  of Dollars)
Long-Term Debt Less Current Maturities:
 First mortgage bonds .............................$1,604,317
 Other ............................................   527,704
                                                   ------------
  Total long-term debt less current maturities  ... 2,132,021         50.7%
                                                   ------------
Non-Redeemable Preferred Stock ....................   193,561          4.6
                                                   ------------
Redeemable Preferred Stock ........................    75,000          1.8
                                                   ------------
Common Stock Equity:
 Common stock, $2.50 par value, 100,000,000 shares
  authorized; 71,264,947 shares outstanding  ......   178,162
 Premiums and expenses ............................ 1,039,550
 Retained earnings ................................   403,843
                                                   ------------
  Total common stock equity ....................... 1,621,555         38.6
                                                    -----------
   Total capitalization ........................... 4,022,137
Current Maturities of Long-Term Debt ..............     3,512           .1
Short-Term Borrowings .............................   177,800          4.2
                                                   ------------ ------------
   Total ..........................................$4,203,449        100.0%
                                                   ============ ============


See Notes 6, 7, and 8 of Notes to Consolidated Financial Statements in Item 8.


   So long as any of APS' first mortgage bonds are outstanding, APS is required for each calendar year to deposit with the trustee under its Mortgage, cash in a formularized amount related to net additions to APS' mortgaged utility plant; however, APS may satisfy all or any part of this "replacement fund" requirement by utilizing redeemed or retired bonds, net property additions, or property retirements. For 1995, the replacement fund requirement amounted to approximately $128 million. Many, though not all, of the bonds issued by APS under the Mortgage are redeemable at their par value plus accrued interest with cash deposited by APS in the replacement fund, subject in many cases to a period of time after the original issuance of the bonds during which they may not be so redeemed and/or to other restrictions on any such redemption.

RATES

   STATE. The ACC has regulatory authority over APS in matters relating to retail electric rates and the issuance of securities. See Note 3 of Notes to Consolidated Financial Statements in Item 8 for a discussion of the 1995 regulatory agreement between APS and the ACC Staff.

   FEDERAL. APS' rates for wholesale power sales and transmission services are subject to regulation by the FERC. During 1995, approximately 6% of APS' electric operating revenues resulted from such sales and charges. For most wholesale transactions regulated by the FERC, a fuel adjustment clause results in monthly adjustments for changes in the actual cost of fuel for generation and in the fuel component of purchased power expense.

CONSTRUCTION PROGRAM

   During the years 1993 through 1995, APS incurred approximately $807 million in capitalized expenditures. Utility capitalized expenditures for the years 1996 through 1998 are expected to be primarily for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities and for environmental purposes. Capitalized expenditures, including expenditures for environmental control facilities, for the years 1996 through 1998 have been estimated as follows:

                            (Millions of Dollars)

 By Year                                               By Major Facilities
- - --------------------------------------------------------------------------------
1996                     $246              Electric generation         $244
1997                      242              Electric transmission         29
1998                      244              Electric distribution        352
                         -----             General facilities           107
                         $732                                          ----
                         ====                                          $732
                                                                       ====

   The amounts for 1996 through 1998 exclude capitalized interest costs and include capitalized property taxes and about $30 million each year for nuclear fuel expenditures. APS conducts a continuing review of its construction program.

ENVIRONMENTAL MATTERS

   EPA ENVIRONMENTAL REGULATION. Pursuant to the Clean Air Act, the EPA has adopted regulations that address visibility impairment in certain federally-protected areas which can be reasonably attributed to specific sources. In September 1991, the EPA issued a final rule that would limit sulfur dioxide emissions at NGS. Compliance with the emission limitation becomes applicable to NGS Units 3, 2, and 1 in 1997, 1998, and 1999, respectively. SRP, the NGS operating agent, has estimated a capital cost of $500 million, most of which will be incurred through 1998, and annual operations and maintenance costs of approximately $14 million for all three units, for NGS to meet these requirements. APS will be required to fund 14% of these expenditures.

   The Clean Air Act Amendments of 1990 (the "Amendments") address, among other things, "acid rain," visibility in certain specified areas, toxic air pollutants, and the nonattainment of national ambient air quality standards. With respect to "acid rain," the Amendments establish a system of sulfur dioxide emissions "allowances." Each existing utility unit is granted a certain number of "allowances." On March 5, 1993, the EPA promulgated rules listing allowance allocations applicable to APS-owned plants, which allocations will begin in the year 2000. Based on those allocations, APS will have sufficient allowances to permit continued operation of its plants at current levels without installing additional equipment. In addition, the Amendments require the EPA to set nitrogen oxides emissions limitations which would require certain plants to install additional pollution control equipment. In March 1995, the EPA issued revised rules for nitrogen oxides emissions limitations, which may require APS to install additional pollution control equipment at Four Corners. In the year 2000, Four Corners must comply with either these or recently proposed requirements which the EPA published in January 1996. The EPA has until 1997 to finalize these proposed requirements. Based on its initial evaluation, APS currently estimates its capital cost of complying with the March 1995 rules may be approximately $20 million, the incurrence of which began in 1995 and will continue through 1999, with the highest expenditures expected during 1998.

   With respect to protection of visibility in certain specified areas, the Amendments require the EPA to conduct a study which the EPA estimates will be completed in late 1996 concerning visibility impairment in those areas and identification of sources contributing to such impairment. Interim findings of this study have indicated that any beneficial effect on visibility as a result of the Amendments would be offset by expected population and industry growth. The EPA has established a "Grand Canyon Visibility Transport Commission" to complete a study by May 1996 on visibility impairment in the "Golden Circle of National Parks" in the Colorado Plateau. NGS, Cholla, and

Four Corners are located near the "Golden Circle of National Parks." Based on the recommendations of the Commission, the EPA may require additional emissions controls at various sources causing visibility impairment in the "Golden Circle of National Parks" and may limit economic development in several western states. APS cannot currently estimate the capital expenditures, if any, which may be required as a result of the EPA studies and the Commission's recommendations.

   With respect to hazardous air pollutants emitted by electric utility steam generating units, the Amendments require two studies. The results of the first study indicated an impact from mercury emissions from such units in certain unspecified areas; however, the EPA has not yet stated whether or not emissions limitations will be imposed. Next, the EPA will complete a general study in late 1996 concerning the necessity of regulating such units under the Amendments. Due to the lack of historical data, and because APS cannot speculate as to the ultimate requirements by the EPA, APS cannot currently estimate the capital expenditures, if any, which may be required as a result of these studies.

   Certain aspects of the Amendments may require related expenditures by APS, such as permit fees, none of which APS expects to have a material impact on its financial position.

   PURPORTED NAVAJO ENVIRONMENTAL REGULATION. Four Corners and NGS are located on the Navajo Reservation and are held under easements granted by the federal government as well as leases from the Navajo Nation. APS is the Four Corners operating agent and owns a 100% interest in Four Corners Units 1, 2 and 3, and a 15% interest in Four Corners Units 4 and 5. APS owns a 14% interest in NGS Units 1, 2 and 3. In July 1995 the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act (collectively, the "Acts").

   Pursuant to the Acts, the Navajo Nation Environmental Protection Agency is authorized to promulgate regulations covering air quality, drinking water and pesticide activities, including those that occur at Four Corners and NGS. By separate letters dated October 12 and October 13, 1995, the Four Corners participants and the NGS participants requested the United States Secretary of the Interior to resolve their dispute with the Navajo Nation regarding whether or not the Acts apply to operations of Four Corners and NGS. On October 17, 1995, the Four Corners participants and the NGS participants each filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that (i) their respective leases and federal easements preclude the application of the Acts to the operations of Four Corners and NGS, and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners and NGS. On October 18, 1995, the Navajo Nation and the Four Corners and NGS participants agreed to indefinitely stay the proceedings referenced in the preceding two sentences so that the parties may attempt to resolve the dispute without litigation, and the Secretary and the Court have stayed these proceedings pursuant to a request by the parties. APS cannot currently predict the outcome of this matter.

GENERATING FUEL

   Coal, nuclear, gas, and other contributions to total net generation of electricity by APS in 1995, 1994, and 1993, and the average cost to APS of those fuels (in dollars per MWh), were as follows:

                           Coal                 Nuclear                  Gas                   Other           All Fuels
                 ---------------------- ---------------------- ---------------------- ---------------------- -----------
                   Percent of   Average   Percent of   Average   Percent of   Average   Percent of   Average    Average
                   Generation    Cost     Generation    Cost     Generation    Cost     Generation    Cost       Cost
                 ------------ --------- ------------ --------- ------------ --------- ------------ --------- -----------
1995 (estimate)  54.7%        $13.83    40.1%        $5.21     5.0%         $19.52    0.2%         $11.84    $10.66
1994 ............59.7          13.84    33.8          6.09     6.3           24.64    0.2           16.26     11.90
1993 ............62.3          12.95    32.4          6.17     5.1           31.53    0.2           18.32     11.70

   Other includes oil and hydro generation.

   APS believes that Cholla has sufficient reserves of low sulfur coal committed to that plant for the next four years, the term of the existing coal contract. Sufficient reserves of low sulfur coal are available to continue operating Cholla for its useful life. APS also believes that Four Corners and NGS have sufficient reserves of low sulfur coal available for use by those plants to continue operating them for their useful lives. The current sulfur content of coal being used at Four Corners, NGS, and Cholla is approximately 0.8%, 0.6%, and 0.4%, respectively. In 1995, average prices paid for coal supplied from reserves dedicated under the existing contracts were relatively stable, although applicable contract clauses permit escalations under certain conditions. In addition, major price adjustments can occur from time to time as a result of contract renegotiation.

   NGS and Four Corners are located on the Navajo Reservation and held under easements granted by the federal government as well as leases from the Navajo Nation. See "Properties" in Item 2. APS purchases all of the coal which fuels Four Corners from a coal supplier with a long-term lease of coal reserves owned by the Navajo Nation and for NGS from a coal supplier with a long-term lease with the Navajo Nation and the Hopi Tribe. APS purchases all of the coal which fuels Cholla from a coal supplier who mines all of the coal under a long-term lease of coal reserves owned by the Navajo Nation, the federal government, and private landholders. See Note 12 of Notes to Consolidated Financial Statements in Item 8 for information regarding APS' obligation for coal mine reclamation.

   APS is a party to contracts with twenty-seven natural gas operators and marketers which allow APS to purchase natural gas in the method it determines to be most economic. During 1995, the principal sources of APS' natural gas generating fuel were 19 of these companies. APS is currently purchasing the majority of its natural gas requirements from twelve companies pursuant to contracts. APS' natural gas supply is transported pursuant to a firm transportation service contract between APS and El Paso Natural Gas Company. APS continues to analyze the market to determine the source and method of meeting its natural gas requirements.

   The fuel cycle for Palo Verde is comprised of the following stages: (1) the mining and milling of uranium ore to produce uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of uranium hexafluoride, (4) the fabrication of fuel assemblies, (5) the utilization of fuel assemblies in reactors, and (6) the storage of spent fuel and the disposal thereof. The Palo Verde participants have made arrangements through contract flexibilities to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 2000. Existing contracts and options could be utilized to meet approximately 80% of requirements in 2001 and 2002 and 50% of requirements from 2003 through 2007.

Spot purchases in the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contract flexibilities and options. The Palo Verde participants have contracted for all conversion services required through 2000 and with options for up to 70% through 2002. The Palo Verde participants, including APS, have an enrichment services contract with USEC which obligates USEC to furnish enrichment services required for the operation of the three Palo Verde units over a term expiring in September 2002, with options to continue through September 2007. In addition, existing contracts will provide fuel assembly fabrication services until at least 2003 for each Palo Verde unit, and through contract options, approximately fifteen additional years are available.

   Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. The NRC, pursuant to the Waste Act, also requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE and APS, on its own behalf and on behalf of the other Palo Verde participants, has done so. Under the Waste Act, DOE was to develop the facilities necessary for the storage and disposal of spent nuclear fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository, but DOE has announced that such a repository now cannot be completed before 2010. Several bills have been introduced in Congress contemplating the construction of a central interim storage facility which could be available in the latter part of the current decade; however, there is resistance to certain features of these bills both in Congress and in the Administration.

   Facility funding is a further complication. While all nuclear utilities pay into a so-called nuclear waste fund an amount calculated on the basis of the output of their respective plants, the annual Congressional appropriations for the permanent repository have been for amounts less than the amounts paid into the waste fund (the balance of which is being used for other purposes) and, according to DOE spokespersons, may now be at a level less than needed to achieve a 2010 operational date for a permanent repository. No funding will be available for a central interim facility until one is authorized by Congress.

   APS has storage capacity in existing fuel storage pools at Palo Verde which, with certain modifications, could accommodate all fuel expected to be discharged from normal operation of Palo Verde through about 2005, and believes it could augment that wet storage with new facilities for on-site dry storage of spent fuel for an indeterminate period of operation beyond 2005, subject to obtaining any required governmental approvals.

   One way or another, APS currently believes that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation beyond 2005.

   Currently, low-level waste is being stored on-site. A new low-level waste facility was built in 1995 on-site which could store an amount of waste equivalent to up to ten years of normal operation at Palo Verde. APS is currently evaluating whether to ship low-level waste to off-site facilities or to continue to store the waste on-site. APS currently believes that interim low-level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

   While believing that scientific and financial aspects of the issues of spent fuel and low-level waste storage and disposal can be resolved satisfactorily, APS acknowledges that their ultimate resolution in a timely fashion will require political resolve and action on national and regional scales which it is less able to predict.

PALO VERDE NUCLEAR GENERATING STATION

   REGULATORY. Operation of each of the three Palo Verde units requires an operating license from the NRC. Full power operating licenses for Units 1, 2, and 3 were issued by the NRC in June 1985, April 1986, and November 1987, respectively. The full power operating licenses, each valid for a period of approximately 40 years, authorize APS, as operating agent for Palo Verde, to operate the three Palo Verde units at full power. See Note 13 of Notes to Consolidated Financial Statements in Item 8 for a discussion of APS' nuclear decommissioning costs.

   STEAM GENERATORS. See "Palo Verde Nuclear Generating Station" in Note 12 of Notes to Consolidated Financial Statements in Item 8 for a discussion of issues relating to the Palo Verde steam generators.

   PALO VERDE LIABILITY AND INSURANCE MATTERS. See "Palo Verde Nuclear Generating Station" in Note 12 of Notes to Consolidated Financial Statements in
Item 8 for a discussion of the insurance maintained by the Palo Verde participants, including APS, for Palo Verde.

   DEPARTMENT OF LABOR MATTER. On May 10, 1993, a Department of Labor ("DOL") Administrative Law Judge issued a Recommended Decision and Order finding that APS discriminated against a former contract employee who worked at Palo Verde because he engaged in protected activities (as defined under federal regulations). APS and the former contract employee who had raised the DOL claim entered into a settlement agreement which was approved by the Secretary of Labor in June 1995. By letter dated March 7, 1996, the NRC sent a Notice of Violation and Proposed Imposition of Civil Penalty notifying APS that the NRC proposes to impose a $100,000 civil penalty for a "Severity Level III" violation of NRC requirements relating to the circumstances surrounding this matter. The NRC also concluded in its March 7, 1996 letter that APS' actions taken and planned to correct the violation have already been addressed and therefore APS is not required to respond to the Notice of Violation. APS plans to pay the associated penalty within thirty days.

WATER SUPPLY

   Assured supplies of water are important both to APS (for its generating plants) and to its customers and, at the present time, APS has adequate water to meet its needs. However, conflicting claims to limited amounts of water in the southwestern United States have resulted in numerous court actions in recent years.

   Both groundwater and surface water in areas important to APS' operations have been the subject of inquiries, claims, and legal proceedings which will require a number of years to resolve. APS is one of a number of parties in a proceeding before a state court in New Mexico to adjudicate rights to a stream system from which water for Four Corners is derived. (State of New Mexico, in the relation of S.E. Reynolds, State Engineer vs. United States of America, City of Farmington, Utah International, Inc., et al., San Juan County, New Mexico, District Court No. 75-184). An agreement reached with the Navajo Nation in 1985, however, provides that if Four Corners loses a portion of its rights in the adjudication, the Navajo Nation will provide, for a then-agreed upon cost, sufficient water from its allocation to offset the loss.

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

                    BUSINESS OF SUNCOR DEVELOPMENT COMPANY

   SunCor was incorporated in 1965 under the laws of the State of Arizona and is engaged primarily in the owning, holding, and development of real property, including homebuilding. The principal executive offices of SunCor are located at 3838 North Central, Suite 1500, Phoenix, Arizona 85012 (telephone 602-
285-6800). SunCor and its subsidiaries, excluding SunCor Resort & Golf Management, Inc. ("Resort Management"), employ approximately 97 persons. Resort Management, which manages the Wigwam Resort and Country Club (the "Wigwam"), employs between 205 and 720 persons, depending on the Wigwam's operating season. Resort Management also operates other golf operations.

   SunCor's assets consist primarily of land and improvements and other real estate investments. SunCor's holdings include approximately 11,000 acres west of Phoenix in the area of Goodyear/Litchfield Park, Arizona ("Palm Valley"), including a private water and sewer company to provide those utility services to the property. A substantial portion of the undeveloped property is currently being used for agricultural purposes. SunCor has completed the master-plan for developing Palm Valley, and the commercial and residential development of approximately 640 acres is well underway. The initial phase included the development of an 18-hole championship golf course that was completed in 1993. In addition, within the Palm Valley project, SunCor has entered into joint ventures to develop 2,200 acres as a retirement community, known as PebbleCreek, and 350 acres as a planned area development, known as Litchfield Greens.

    SunCor's holdings also include a 1,400 acre  master-planned  community north of Phoenix called Tatum Ranch, a 1,400 acre  master-planned  community northeast of Phoenix called Scottsdale  Mountain,  a 140 acre  master-planned  project for business use northwest of Phoenix  called  Talavi and a 420 acre  master-planned project for business use east of Phoenix called MarketPlace. Two recent projects
- - -- SunRidge  Canyon,  a 950 acre golf and residential  master-planned  community northeast of Phoenix,  and Sedona Golf Resort,  a 300 acre golf and  residential master-planned  community  near  Sedona,  Arizona  -- are also  being  developed jointly with other venture partners.

   For the years ended December 31, 1995, 1994, and 1993, SunCor's operating revenues were approximately $54.8 million, $59.3 million, and $32.2 million, respectively, and its income (losses) were approximately $4.1 million, $0.5 million, and ($4.0 million), respectively. SunCor's capital needs consist primarily of capital expenditures and home construction, which, on the basis of projects now under development, are expected to approximate $85 million, $68 million, and $60 million for 1996, 1997, and 1998, respectively.

   At December 31, 1995, SunCor had total assets of approximately $436 million, approximately $221 million of which has been pledged to secure certain long-term debt of SunCor. See Note 6 of Notes to the Consolidated Financial Statements in
Item 8 for information regarding SunCor's long-term debt. SunCor intends to continue its focus on real estate development in residential, commercial, and industrial projects.

                   BUSINESS OF EL DORADO INVESTMENT COMPANY

   El Dorado was incorporated in 1983 under the laws of the State of Arizona and is engaged principally in the business of making equity investments in other companies. El Dorado's offices are located at 400 East Van Buren Street, Suite 750, Phoenix, Arizona 85004 (telephone 602-252-3441).

   El Dorado had investments in venture capital partnerships totalling approximately $7.3 million at December 31, 1995. El Dorado has remaining funding commitments in the aggregate amount of approximately $3.1 million through 1996. In addition to the foregoing investments, at December 31, 1995, El Dorado had direct investments of approximately $17.9 million in other private and public companies and partnerships.

   For the years ended December 31, 1995, 1994, and 1993 El Dorado's income (losses) were approximately $8.5 million, ($4.0 million), and ($3.9 million), respectively. At December 31, 1995, El Dorado had total assets of approximately $38.4 million.

                              ITEM 2. PROPERTIES

   APS' present generating facilities have an accredited capacity aggregating 4,025,241 kW, comprised as follows:

                                                                       Capacity(kW)
                                                                      -------------
Coal:
Units 1, 2, and 3 at Four Corners, aggregating .......................  560,000
15% owned Units 4 and 5 at Four Corners, representing ................  222,000
Units 1, 2, and 3 at Cholla Plant, aggregating .......................  615,000
14% owned Units 1, 2, and 3 at the Navajo Plant, representing  .......  315,000
                                                                      ----------
                                                                      1,712,000
                                                                      ==========
Gas or Oil:
Two steam units at Ocotillo, two steam units at Saguaro, and one steam unit at Yucca, aggregating .....................................  463,400(1)
Eleven combustion turbine units, aggregating .........................  500,600
Three combined cycle units, aggregating ..............................  253,500
                                                                      ----------
                                                                      1,217,500
                                                                      ==========
Nuclear:
29.1% owned or leased Units 1, 2, and 3 at Palo Verde, representing   1,091,541
                                                                      ==========
Other ................................................................    4,200
                                                                      ==========

- - ----------

  (1) West Phoenix steam units (96,300 kW) are currently mothballed.

                                  ----------

   APS' peak one-hour demand on its electric system was recorded on July 28, 1995 at 4,420,400 kW, compared to the 1994 peak of 4,214,000 kW recorded on June
29. Taking into account additional capacity then available to it under purchase power contracts as well as its own generating capacity, APS' capability of meeting system demand on July 28, 1995, computed in accordance with accepted industry practices, amounted to 4,608,941 kW, for an installed reserve margin of 6.4%. The power actually available to APS from its resources fluctuates from time to time due in part to planned outages and technical problems. The available capacity from sources actually operable at the time of the 1995 peak amounted to 4,469,841 kW, for a margin of 1.3%.

   NGS and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Nation. The risk with respect to enforcement of these easements and leases is not deemed by APS to be material. APS is dependent, however, in some measure upon the willingness and ability of the Navajo Nation to honor its commitments. The lease for Four Corners contains a waiver until 2001 of the requirement that APS pay certain taxes to the Navajo Nation. APS and the Navajo Nation are currently negotiating an agreement regarding taxes to be assessed against APS after the expiration of the waiver. APS cannot currently predict the outcome of this matter. Certain of APS' transmission lines and almost all of its contracted coal sources are also located on Indian reservations. See "Generating Fuel" in Item 1.

   On August 18, 1986 and December 19, 1986, APS entered into a total of three sale and leaseback transactions under which it sold and leased back approximately 42% of its 29.1% ownership interest in Palo Verde Unit 2. The leases under each of the sale and leaseback transactions have initial lease terms expiring on December 31, 2015. Each of the leases also allows APS to extend the term of the lease and/or to repurchase the leased Unit 2 interest under certain circumstances at fair market value. The leases in the aggregate require annual payments of approximately $40 million through 1999, approximately $46 million in 2000, and approximately $49 million through 2015 (see Note 10 of Notes to Consolidated Financial Statements in Item 8).

   See "Water Supply" in Item 1 with respect to matters having possible impact on the operation of certain of APS' power plants, including Palo Verde.

   In addition to that available from its own generating capacity, APS purchases electricity from other utilities under various arrangements. One of the most important of these is a long-term contract with SRP which may be canceled by SRP on three years' notice and which requires SRP to make available, and APS to pay for, certain amounts of electricity that are based in large part on customer demand within certain areas now served by APS pursuant to a related territorial agreement. APS believes that the prices payable by it under the contract are fair to both parties. The generating capacity available to APS pursuant to the contract was 313,000 kW through May 1995, at which time the capacity decreased to 305,000 kW. In 1995, APS received approximately 657,765 MWh of energy under the contract and paid approximately $30 million for capacity availability and energy received.

   In September 1990, APS and PacifiCorp entered into certain agreements relating principally to sales and purchases of electric power and electric utility assets, and in July 1991, after regulatory approvals, APS sold Cholla 4 to PacifiCorp for approximately $230 million. As part of the transaction, PacifiCorp agreed to make a firm system sale to APS for thirty years during APS' summer peak season in the amount of 175 megawatts for the first five years, increasing thereafter, at APS' option, up to a maximum amount equal to the rated capacity of Cholla 4. In April 1995 APS gave PacifiCorp the required three-year notice to change the existing 175 megawatt purchase to one-for-one seasonal capacity exchange beginning in the summer of 1998. APS has one option remaining to increase the firm purchase to the rated capacity of Cholla 4 (less the current exchange capacity) and also to convert this increase to one-for-one seasonal exchange by a three-year written notice prior to May 1, 1996. PacifiCorp has the right to purchase from APS up to 125 average megawatts of energy per year for thirty years. PacifiCorp and APS also entered into a 100 megawatt one-for-one seasonal capacity exchange to be effective upon the latter of May 15, 1997 or the completion of certain new transmission projects. In addition, PacifiCorp agreed to pay APS (i) $20 million prior to January 15, 1997 and (ii) $19 million ($9.5 million of which has been paid) in connection with the construction of transmission lines and upgrades that will afford PacifiCorp 150 megawatts of northbound transmission rights. In addition, PacifiCorp secured additional firm transmission capacity of 30 megawatts, for which approximately $0.5 million was paid during 1995. In 1995, APS received 386,350 MWh of energy from PacifiCorp under these transactions and paid approximately $18 million for capacity availability and the energy received.

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Needs and Resources -- APS" in Item 7 for a discussion of APS' construction plans.

   See Notes 6 and 10 of Notes to Consolidated Financial Statements in Item 8 with respect to property of APS not held in fee or held subject to any major encumbrance.

   As part of the Company's restructuring of its debt in 1990, the Company granted substantially all of its lenders at that time a security interest in the outstanding common stock of APS pursuant to a Pledge Agreement, dated as of January 31, 1990 (the "Pledge Agreement"). At December 31, 1995, the APS common stock secured approximately $210 million of the Company's outstanding debt. Until the Company and the collateral agent under the Pledge Agreement (the "Collateral Agent") receive notice of the occurrence and continuation of an Event of Default (as defined in the Pledge Agreement), the Company is entitled to exercise or refrain from exercising any and all voting and other consensual rights pertaining to the APS common stock. As to matters other than the election of directors, the Company agreed not to exercise or refrain from exercising any such rights if, in the Collateral Agent's judgment, such action would have a material adverse effect on the value of the APS common stock. After notice of an Event of Default, the Collateral Agent would have the right to vote the APS common stock.

   See "Business of SunCor Development Company" and "Business of El Dorado Investment Company" in Item 1 for a description of properties held by SunCor and El Dorado, respectively.

                                  [MAP PAGE]

                          ITEM 3. LEGAL PROCEEDINGS

APS

   On June 29, 1990, a new Arizona state property tax law was enacted, effective as of December 31, 1989, which adversely impacted APS' earnings before income taxes in tax years 1990 through 1995 by an aggregate amount of approximately $21 million per year. On December 20, 1990, the Palo Verde participants, including APS, filed a lawsuit in the Arizona Tax Court, a division of the Maricopa County Superior Court, against the Arizona Department of Revenue, the Treasurer of the State of Arizona, and various Arizona counties, claiming, among other things, that portions of the new tax law are unconstitutional. (Arizona Public Service Company, et al. v. Apache County, et al., No. TX 90-01686 (Consol.), Maricopa County Superior Court). In December 1992, the court granted summary judgment to the taxing authorities, holding that the law is constitutional. APS appealed this decision to the Arizona Court of Appeals. In November 1995, the Arizona Court of Appeals reversed that decision, holding that the law is unconstitutional. The matter has been returned to the Arizona Tax Court for determination of the appropriate remedy consistent with the Arizona Court of Appeals decision. Pursuant to the provisions of APS' 1995 proposed regulatory settlement agreement (see Note 3 of Notes to Consolidated Financial Statements in Item 8), if any overcollected property taxes are refunded to APS by the State of Arizona as a result of the disposition of this lawsuit, APS would refund all of the net jurisdictional amount of such refund to its retail customers. APS cannot currently predict the ultimate outcome of this matter.

   See "Environmental Matters," "Palo Verde Nuclear Generating Station," and "Water Supply" in Item 1 in regard to pending or threatened litigation and other disputes involving APS.

PINNACLE WEST

   On November 7, 1988 and December 20, 1988, two separate lawsuits were filed in the United States District Court for the District of Arizona against the Company and certain of its directors and officers. The lawsuits, which were consolidated on October 2, 1989, alleged violations of federal securities laws and Arizona securities, consumer fraud and other state laws in connection with certain actions of the Company and statements made on its behalf relating to the Company's diversification activities, future business prospects and dividends. The Court certified a class consisting of all purchasers of the Company's common stock between April 1, 1987 and October 7, 1988. The consolidated complaint sought unspecified compensatory and punitive damages as well as fees and costs.

   On December 15, 1989 a shareholder derivative lawsuit was filed in the United States District Court for the District of Arizona naming the Company's directors as defendants and the Company as nominal defendant. The lawsuit alleged breach of fiduciary duties by the directors in connection with the Company's diversification activities, and further alleges violation of federal securities laws by one director in connection with the sale of MeraBank to the Company in 1986. The plaintiffs requested, on the Company's behalf, unspecified compensatory and punitive damages.

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

   On December 30, 1993, and as the result of a negotiated settlement, the United States District Court for the District of Arizona entered orders and final judgments (1) dismissing the consolidated shareholder class litigation and shareholder derivative litigation initiated in 1988 and 1989, respectively, and described in the first two paragraphs under this heading and (2) partially dismissing the litigation initiated by the RTC and described in the immediately preceding paragraph. The settlement provides for payments totaling $61.625 million, of which the Company's share is $5.75 million. A litigation reserve previously established by the Company is sufficient to cover the Company's share of the settlement. The balance of the settlement payment will be funded by the Company's insurers. Two non-settling individuals who pursued independent claims against the RTC were not dismissed from the RTC litigation and have appealed the settlement. On March 23, 1995, the appeals court affirmed the judgment entered by the District Court which approved the settlement and dismissed the litigation described above. On August 28, 1995, the same individuals filed a petition with the U.S. Supreme Court seeking that court's review of the settlement. On January 16, 1996, the Supreme Court denied the petition and the settlement became final.

   The non-settling individuals have filed a third-party complaint against the Company in the United States District Court for the District of Arizona alleging claims for contractual and statutory indemnification in the event that these individuals are found liable on the RTC's claims against them. The third-party complaint, which was served on the Company on or about November 15, 1995, further alleges that the Company acted in bad faith and wrongfully denied indemnification to these individuals and seeks compensatory and punitive damages in an unspecified amount as well as costs and attorneys' fees. In addition, one of these individuals seeks a judicial determination that the Company is obligated to pay him pension benefits in an unspecified amount in the event that the RTC does not fully pay these benefits. The December 30, 1993 settlement order barred the non-settling individuals from asserting claims for contribution and certain claims for noncontractual indemnification against the Company. This order is dispositive of some but not all of the claims alleged in the third-party complaint. The Company believes that it has no obligation with respect to any such costs or damages.

   On January 18, 1991 a lawsuit was filed in the United States District Court, Southern District of Ohio, Western Division, against, among other parties, the Company and certain of its officers and directors, the Office of Thrift
Supervision ("OTS"), the RTC and the Federal Deposit Insurance Corporation ("FDIC"). The amended complaint in this lawsuit alleges that the plaintiff purchased MeraBank subordinated debentures with a face amount of $1 million in 1987 in reliance upon a capital maintenance stipulation executed by the Company as a condition to the Company's acquisition of MeraBank. The plaintiff further alleges that the value of such debentures was impaired because of the Company's release from its purported obligations under the stipulation and the actions of the OTS in placing MeraBank in receivership. The amended complaint alleges claims under the federal securities laws, the federal racketeering statutes, and state consumer fraud statutes and seeks damages in the approximate amount of $4.8 million, plus interest. On June 8, 1993, the Ohio court ordered this case to be transferred to the District of Arizona. The individual director defendants were subsequently dismissed without prejudice pursuant to the stipulation of the parties. On November 10, 1994, the Company filed a motion for summary judgment on all counts, which on September 20, 1995 was granted in part and denied in part. The order rejected the plaintiff's claims as to one of the two purchases of MeraBank debentures at issue, and accordingly, reduced the amount in controversy to one-half of the original claimed amount. The Company and the individual directors and officers believe that the lawsuit is without merit and will vigorously defend themselves.

   On August 17, 1993, the Company was served with a separate complaint filed by the same plaintiff in the United States District Court for the District of Arizona alleging claims under the Arizona Racketeering Act and the Arizona Consumer Fraud Act seeking compensatory damages in the amount of $1.2 million plus interest, punitive damages, treble damages, interest, attorneys' fees and costs. On September 24, 1993, the plaintiff voluntarily dismissed the Arizona Consumer Fraud Act claims. On March 6, 1995, the court dismissed the Arizona Racketeering Act claims. The plaintiff has filed a motion for reconsideration which remains under advisement. The plaintiff has also appealed the dismissal to the Ninth Circuit Court of Appeals. That appeal has been stayed pending the trial court's ruling on the motion for reconsideration.

   On May 1, 1991, a lawsuit was filed in the United States District Court for the District of Arizona against the Company by another purchaser of the same issue of MeraBank subordinated debentures referred to above. This plaintiff also claims to have purchased the debentures, with a face amount of approximately $12.4 million, in reliance upon the stipulation. The suit further alleges that the Company induced the plaintiff to retain its investment in the debentures by representing to the plaintiff that the Company would keep MeraBank capitalized in accordance with federal regulatory requirements. The suit alleges violations of federal and state securities laws, fraud, negligent representation, promissory estoppel, racketeering and intentional interference with contractual relations. On October 7, 1994, the court dismissed the plaintiff's federal securities law claims. On May 4, 1995, the Court granted the Company's motion for reconsideration and also dismissed plantiff's state securities law claims. The plaintiff seeks unspecified compensatory and punitive damages and has requested that the compensatory damages be trebled under Arizona's civil racketeering statute. The Company intends to vigorously defend itself in this action.

   On December 22, 1993, the Company was served with a complaint filed by other purchasers of MeraBank subordinated debentures with a face amount of approximately $1.5 million alleging claims substantially similar to the claims described in the preceding paragraph. The complaint, which was filed in the United States District Court for the District of Arizona, seeks compensatory and punitive damages in an unspecified amount plus attorneys' fees and costs. On October 6, 1995, the Company filed a motion for summary judgment seeking dismissal of the suit based on, among other things, a claim that the applicable statute of limitations had expired. On November 13, 1995, the plaintiffs filed a cross-motion for partial summary judgment with respect to certain of the Company's alleged misrepresentations and omissions and on a fraudulent concealment defense to the expiration of the applicable statutes of limitations. Both motions remain under consideration by the court. The Company intends to vigorously defend itself in this action.

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

           SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

   The Company's executive officers are as follows:

                       Age at
Name                March 1, 1996      Position(s) at March 1, 1996
- - ----------------- --------------- -------------------------------------
Michael S. Ash            42      Corporate Counsel
Arlyn J. Larson           61      Vice President of Corporate
                                    Planning and Development
Nancy E. Newquist         44      Vice President and Treasurer
William J. Post           45      Executive Vice President
Richard Snell             65      Chairman of the Board of Directors,
                                    President and Chief Executive Officer
Faye Widenmann            47      Vice President of Corporate Relations
                                    and Administration and Secretary

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

   Mr. Post was elected Executive Vice President of the Company effective June 30, 1995. Since September 1994 he has also been Senior Vice President and Chief Operating Officer of APS. From June 1993 to September 1994 he was Senior Vice President, Planning, Information & Financial Services of APS. Prior to June 1993 he was Vice President, Finance and Rates of APS.

   Mr. Snell was elected Chairman of the Board, President and Chief Executive Officer of the Company effective February 5, 1990. He was also elected Chairman of the Board of APS effective the same date. Mr. Snell is a director of Aztar Corporation and is also a director of Banc One Arizona Corporation and Bank One, Arizona N.A., Phoenix, Arizona.

   Ms. Widenmann was elected Secretary of the Company in 1985 and Vice President of Corporate Relations and Administration in November 1986.

                                   PART II
                    ITEM 5. MARKET FOR REGISTRANT'S COMMON
                    EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is publicly held and is traded on the New York and Pacific Stock Exchanges. At the close of business on March 13, 1996, the Company's common stock was held of record by approximately 55,000 shareholders.

   The chart below sets forth the common stock price ranges on the composite tape, as reported in the Wall Street Journal for 1995 and 1994. The chart also sets forth the dividends declared and paid per share during each of the four quarters for 1995 and 1994.

Common Stock Price Ranges and Dividends

- - ------------------------------------------------------
                                     DIVIDEND
        1995            HIGH   LOW   PER SHARE
- - ------------------------------------------------------
        1st Quarter   21-1/2 19-5/8   .225
        2nd Quarter   24-3/4 20-7/8   .225
        3rd Quarter   26-1/2 23-3/8   .225
        4th Quarter   28-7/8 26-1/8   .25
- - ------------------------------------------------------
        1994
- - ------------------------------------------------------

        1st Quarter   22-7/8 19-1/2   .20
        2nd Quarter   21     16       .20
        3rd Quarter   18-3/4 16-1/8   .20
        4th Quarter   20-1/8 17-1/8   .225
- - ------------------------------------------------------

                 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
               (Dollars In Thousands, Except Per Share Amounts)

                                        1995          1994           1993          1992          1991
                                   ------------ --------------- ------------- ------------- -------------
OPERATING RESULTS
Operating revenues
Electric                           $ 1,614,952  $  1,626,168    $  1,602,413  $  1,587,582  $  1,385,815
Real estate                             54,846        59,253          32,248        19,959        12,697
Income (loss) from continuing
operations (a)                         199,608  $    200,619(b) $    169,978  $    150,440  $   (340,317)
Income from discontinued
operations -- net of income tax
(c)                                         --           --              --          6,000       153,455
Extraordinary charge for early
retirement of debt -- net of
income tax (d)                         (11,571)          --              --             --            --
Cumulative effect of change
in accounting for
income taxes (e)                            --           --           19,252            --            --
                                   ------------ --------------- ------------- ------------- ------------
Net income (loss)                  $   188,037  $    200,619    $    189,230  $    156,440  $   (186,862)
                                   ============ =============== ============= ============= ============
COMMON STOCK DATA
Book value per share -- year-end   $     21.49  $      20.32    $      18.87  $      17.00  $      15.23
Earnings (loss) per average common
share outstanding
Continuing operations              $      2.28  $       2.30    $       1.95  $       1.73  $      (3.91)
Discontinued operations                     --           --              --           0.07          1.76
Extraordinary charge                     (0.13)          --              --            --            --
Accounting change                           --           --            0.22            --            --
                                   ------------ --------------- ------------- ------------- ------------
Total                              $      2.15  $       2.30    $       2.17  $       1.80  $      (2.15)
                                   ============ =============== ============= ============= ============
Dividends declared per share (f)   $     0.925  $      0.825    $       0.20  $        --   $        --
Common shares outstanding
Year-end                            87,515,847    87,429,642      87,423,817    87,161,872    87,009,974
Average                             87,419,300    87,410,967      87,241,899    87,044,180    86,937,052
TOTAL ASSETS                       $ 6,997,052  $  6,909,752    $  6,956,799  $  6,270,476  $  6,147,639
                                   ============ =============== ============= ============= =============
LIABILITIES AND EQUITY
Long-term debt less current
maturities                         $ 2,510,709  $  2,588,525     $ 2,633,620  $  2,774,305  $  2,996,910
Other liabilities                    2,336,695     2,276,249       2,282,508     1,620,250     1,429,488
                                   ------------ --------------- ------------- ------------- ------------
Total liabilities                    4,847,404     4,864,774       4,916,128     4,394,555     4,426,398
Minority interests
Non-redeemable preferred stock of
APS                                    193,561       193,561         193,561       168,561       168,561
Redeemable preferred stock of APS       75,000        75,000         197,610       225,635       227,278
Common stock equity                  1,881,087     1,776,417       1,649,500     1,481,725     1,325,402
                                   ------------ --------------- ------------- ------------- ------------
Total liabilities and equity       $ 6,997,052  $  6,909,752    $  6,956,799  $  6,270,476  $  6,147,639
                                   ============ =============== ============= ============= =============

- - ----------

(a) Includes after-tax Palo Verde Unit 3 accretion income in 1994, 1993, 1992 and 1991 of approximately $20.3 million, $45.3 million, $40.7 million and $3.2 million, respectively. Also includes approximately $407 million of write-offs and adjustments in 1991, net of income tax, related to the Palo Verde Nuclear Generating Station

(b) Includes a non-recurring income tax benefit of $26.8 million related to a change in tax law.

(c)  Tax benefits associated with MeraBank, A Federal Savings Bank.

(d) Prepayment penalty associated with the refinancing of $100 million of parent company debt.

(e) Results of the adoption of the liability method of accounting for income taxes. See Note 4 of Notes to Consolidated Financial Statements.

(f) In October 1993, the Board of Directors declared a quarterly dividend on common stock, which was previously suspended in October 1989.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


    The following discussion relates to Pinnacle West and its subsidiaries: APS, SunCor and El Dorado.

CAPITAL NEEDS AND RESOURCES
Parent Company

    During the past three years, the parent company's primary cash needs were for the payment of common stock dividends, interest and optional and mandatory repayment of principal on its long-term debt (see Note 6 of Notes to Consolidated Financial Statements).

    Dividends from APS have been the parent company's primary source of cash. SunCor and El Dorado provided cash in 1995. Tax allocations within the consolidated group have been additional sources of cash.

    The parent company prepaid or repaid approximately $120 million, $134 million and $152 million of its debt in 1995, 1994 and 1993, respectively. In 1995, the parent company refinanced $100 million of 11.61% debentures due in 2000 to achieve a lower ongoing interest rate, thereby incurring a prepayment penalty of $11.6 million after income taxes.

    Management expects to have sufficient cash flow in 1996 to reduce parent company debt by approximately $100 million, of which $30 million was prepaid on March 1, 1996 at a prepayment penalty of $3.6 million after income taxes. Additional prepayments, and perhaps refinancing, could result in substantial prepayment penalties in 1996. Subject to approval of the 1995 regulatory agreement (see Note 3 of Notes to Consolidated Financial Statements), $50 million annually for the years 1996 through 1999 will be invested in APS by the parent company.

    In the refinancing of $100 million of long-term debt in 1995, the parent company established a revolving line of credit of $100 million; as of December 31, 1995, borrowings of $100 million were outstanding thereunder.

APS

    APS' capital requirements consist primarily of capital expenditures and optional and mandatory repayments of long-term debt and preferred stock. The resources available to meet these requirements include funds provided by operations and external financings.

    Present construction plans through the year 2005 do not include any major baseload generating plants. In general, most of the capital expenditures are for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities and for environmental purposes. Capital expenditures are anticipated to be approximately $246 million, $242 million and $244 million for 1996, 1997 and 1998, respectively. These amounts include about $30 million each year for nuclear fuel expenditures.

    In the period 1993 through 1995, APS funded all capital expenditures with funds provided by operations, after the payment of dividends. For the period 1996 through 1998, APS estimates that it will fund substantially all capital expenditures in the same manner.

    During 1995, APS redeemed $147 million of long-term debt, of which $144 million was optional. Refunding obligations for preferred stock, long-term debt, a capitalized lease obligation and certain anticipated early redemptions are expected to approximate $75 million, $164 million and $114 million for the years 1996, 1997 and 1998, respectively. As of March 1, 1996, APS had redeemed approximately $46 million of its long-term debt and approximately $15 million of its preferred stock.

    Although provisions in APS' bond indenture, articles of incorporation, and financing orders from the Arizona Corporation Commission (ACC) restrict the issuance of additional first mortgage bonds and preferred stock, management does not expect any of these restrictions to limit APS' ability to meet its capital requirements.

    As of December 31, 1995, APS had credit commitments from various banks totaling approximately $300 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. At the end of 1995, there were $177.8 million of commercial paper and no bank borrowings outstanding.

Non-Utility Subsidiaries

    During the past three years, SunCor and El Dorado together, funded all of their operations through cash flow from operations and financings. SunCor's capital needs consist primarily of capital expenditures and home construction which, on the basis of projects now under development, are expected to approximate $85 million, $68 million and $60 million for 1996, 1997 and 1998, respectively. Capital resources available to meet these requirements include funds provided by SunCor's operations and external financings.

   During 1995, SunCor increased its existing revolving lines of credit to $40 million; at December 31, 1995, borrowings of $40 million were outstanding thereunder.

RESULTS OF OPERATIONS

1995 Compared with 1994


    The Company reported net income of $188.0 million in 1995 compared with $200.6 million in 1994. However, both years included significant extraordinary or non-recurring items. In 1995, an extraordinary charge of $11.6 million after income taxes was recorded for a debt prepayment penalty. Net income for 1994 included a non-recurring income tax benefit of $26.8 million. Excluding the effects of the extraordinary and non-recurring items, the Company earned $199.6 million in 1995 compared with $173.8 million in 1994. The earnings improvement reflects earnings at the subsidiaries and lower interest expense at the parent company due to continued debt reduction.

    APS earnings in 1995 were $220.4 million compared with $218.2 million in 1994. Earnings increased primarily due to customer growth, lower fuel expenses, accelerated amortization of investment tax credits (ITCs), lower operations and maintenance expenses, lower preferred stock dividends, and a gain recognized on the sale of a small subsidiary. Fuel expenses decreased due to lower fuel prices and a more favorable mix resulting from increased nuclear generation. APS does not have a fuel adjustment clause as part of its retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings. The accelerated amortization of ITCs was a result of a 1994 rate settlement (see Note 3 of Notes to Consolidated Financial Statements) and is reflected as an $18 million decrease in consolidated income tax expense. Operations and maintenance expense decreased as a result of lower fossil plant overhaul costs, improved nuclear operations and severance costs incurred in 1994. Preferred stock dividends decreased due to less preferred stock outstanding.

    Substantially offsetting the positive factors at APS were the absence of non-cash income related to a 1991 rate settlement, milder weather, the reversal in 1994 of certain previously recorded depreciation, a retail rate reduction which became effective June 1, 1994, and in 1995 a $13 million pretax write-down of an APS office building and an $8 million pretax write-down of certain inventory.

    SunCor reported net income of $4.1 million in 1995 compared with $0.5 million in 1994. The improvement reflects increased commercial land sales, the expiration of a lease agreement related to the Wigwam Resort and an increase in management fees.

    El Dorado reported net income of $8.5 million in 1995 compared to a $4.0 million loss in 1994. The improvement reflects sales in 1995 of El Dorado investments and an investment write-down in 1994.

1994 Compared with 1993

    The Company reported net income of $200.6 million in 1994, which included a non-recurring income tax benefit of $26.8 million. Excluding that benefit, earnings in 1994 were $173.8 million compared with earnings before an accounting change of $170.0 million in 1993.

    Underlying the small increase were several significant factors. Electric operating revenues increased primarily due to strong customer growth and significantly warmer weather in 1994, partially offset by lower interchange sales and the 1994 rate reduction. Substantially offsetting the earnings effect of the 1994 rate reduction was a one-time depreciation reversal, also occasioned by the 1994 rate settlement (see Note 3 of Notes to Consolidated Financial Statements). Interest expense declined due primarily to parent company debt repayment and APS' refinancing activity in 1994 and 1993.

    Substantially offsetting these positive factors were the completion in May 1994 of the recording of non-cash income related to a 1991 rate settlement (see
Note 1 of Notes to Consolidated Financial Statements); increased utility operations and maintenance expense due primarily to employee severance costs; and increased nuclear decommissioning costs.

    Higher fuel and purchased power expenses in 1994 over 1993 to meet increased retail sales were about offset by lower fuel costs for reduced interchange sales.

    SunCor reported a small profit in 1994 compared with a $4.0 million loss in 1993. Real estate revenues and operating expenses in 1994 increased $27.0 million and $21.6 million, respectively, reflecting increased volumes of residential and commercial property sales.

Electric  Operating Revenues

    Electric operating revenues reflect changes in both the volume of units sold and price per kilowatt-hour (kWh) of electric sales. An analysis of the increases (decreases) in 1995 and 1994 electric operating revenues compared with the prior year follows (in millions of dollars):

                                                       1995      1994
                                                       ----      ----
            Volume variance:
            Customer growth                         $  48.4   $  56.4
            Weather                                   (42.0)     42.0
            Other                                       7.8     (11.7)
            1994 rate reduction                       (11.4)    (26.5)
            Interchange sales                          (7.2)    (19.5)
            Reversal of refund obligation              (9.3)    (12.1)
            Other operating revenues                    2.5      (4.8)
                                                    -------   -------
            Total change                            $ (11.2)  $  23.8
                                                    =======   =======


INCOME TAX ISSUES

    See Note 4 of Notes to Consolidated Financial Statements regarding accelerated amortization of ITCs, recognition of $26.8 million of non-recurring income tax benefits in 1994 and an accounting standard for income taxes which required the recognition in 1993 of $19.3 million of tax benefits related to net operating loss carryforwards.

OTHER INCOME

    Net income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including Allowance for Funds Used During Construction (AFUDC), accretion income on Palo Verde Unit 3 and the reversal of a refund obligation arising out of a 1991 rate settlement (see Consolidated Statements of Cash Flows and Note 1 of Notes to Consolidated Financial Statements). The accretion income and refund reversals, net of income taxes, totaled $25.9 million and $58.2 million in 1994 and 1993, respectively. Also in 1994 was a one-time depreciation reversal of $15 million, after income taxes, which was included in "Other -- net" in the Consolidated Statements of Income (see Note 3 of Notes to Consolidated Financial Statements).

1995 REGULATORY AGREEMENT

    In December 1995, APS and the ACC Staff announced an agreement which includes an economic proposal to be heard by the full ACC in April 1996. Principal features include an annual rate reduction of approximately $48 million ($29 million after income taxes) and recovery of substantially all of APS' present regulatory assets through accelerated amortization over an eight-year period beginning July 1, 1996 increasing annual amortization by approximately $120 million ($72 million after income taxes). The agreement also includes an industry restructuring element. See Note 3 of Notes to Consolidated Financial Statements for further discussion of this agreement.

ACCOUNTING MATTERS

    Note 2 of Notes to Consolidated Financial Statements describes two new accounting standards related to asset impairment and stock-based compensation, which are effective in 1996. The standards do not have a material impact on the Company's financial position or results of operations at the time of adoption. See Note 13 of Notes to Consolidated Financial Statements for a description of a proposed standard on accounting for certain liabilities related to closure or removal of long-lived assets.

             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE

                                                                                        PAGE
                                                                                      ------
Report of Management .................................................................  25
Independent Auditors' Report .........................................................  26
Consolidated Statements of Income for each of the three years in the period ended
 December 31, 1995 ...................................................................  27
Consolidated Balance Sheets -- December 31, 1995 and 1994 ............................  28
Consolidated Statements of Cash Flows for each of the three years in the period ended
 December 31, 1995 ...................................................................  30
Consolidated Statements of Retained Earnings for each of the three years in the period ended December 31, 1995 ......................................................  31
Notes to Consolidated Financial Statements ...........................................  32
Financial Statement Schedule for each of the three years in the period ended December
 31, 1995
Schedule II -- Valuation and Qualifying Accounts for the years ended December 31,
1995, 1994 and 1993 ..................................................................  48

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

   Management maintains and relies upon systems of internal accounting controls. A limiting factor in all systems of internal accounting control is that the cost of the system should not exceed the benefits to be derived. Management believes that the Company's system provides the appropriate balance between such costs and benefits.

   Periodically the internal accounting system is reviewed by both the Company's internal auditors and its independent auditors to test for compliance. Reports issued by the internal auditors are released to management, and such reports, or summaries thereof are transmitted to the Audit Committee of the Board of Directors and the independent auditors on a timely basis.

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

Richard Snell                                     William J. Post
Chairman of the Board of Directors,               Executive Vice President
President and Chief Executive Officer

                         INDEPENDENT AUDITORS' REPORT


   We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and its subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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


   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle West Capital Corporation and its subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   As discussed in Note 4 of Notes to Consolidated Financial Statements, the Company changed its method of accounting for income taxes effective January 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.



Deloitte & Touche LLP
Phoenix, Arizona
March 1, 1996

                       PINNACLE WEST CAPITAL CORPORATION
                        Consolidated Statements of Income
                (Dollars in Thousands, Except Per Share Amounts)

                                                                          Year Ended December 31,
                                                                  ------------------------------------
                                                                  1995           1994             1993
                                                                  ----           ----             ----

Operating Revenues
  Electric ...............................................   $  1,614,952    $  1,626,168    $  1,602,413
  Real estate ............................................         54,846          59,253          32,248
                                                             ------------    ------------    ------------
              Total ......................................      1,669,798       1,685,421       1,634,661
                                                             ------------    ------------    ------------
Fuel Expenses
  Fuel for electric generation ...........................        208,928         237,103         231,434
  Purchased power ........................................         60,870          63,586          69,112
                                                             ------------    ------------    ------------
              Total ......................................        269,798         300,689         300,546
                                                             ------------    ------------    ------------
Operating Expenses
  Utility operations and maintenance .....................        400,814         411,921         401,216
  Real estate operations .................................         50,344          59,789          38,220
  Depreciation and amortization ..........................        243,989         237,326         223,558
  Taxes other than income taxes ..........................        142,429         141,926         138,468
                                                             ------------    ------------    ------------
              Total ......................................        837,576         850,962         801,462
                                                             ------------    ------------    ------------
Operating Income .........................................        562,424         533,770         532,653
                                                             ------------    ------------    ------------
Other Income (Deductions)
  Allowance for equity funds used during construction ....          4,982           3,941           2,326
  Palo Verde accretion income (Note 1) ...................             --          33,596          74,880
  Interest on long-term debt .............................       (209,293)       (229,810)       (245,961)
  Other interest .........................................        (16,975)        (15,185)        (16,505)
  Allowance for borrowed funds used during construction ..          9,065           5,442           4,153
  Preferred stock dividend requirements of APS ...........        (19,134)        (25,274)        (30,840)
  Other-- net ............................................         (3,496)         17,109          (2,282)
                                                             ------------    ------------    ------------
              Total ......................................       (234,851)       (210,181)       (214,229)
                                                             ------------    ------------    ------------
Income Before Income Taxes, Extraordinary
  Charge and Accounting Change ...........................        327,573         323,589         318,424
                                                             ------------    ------------    ------------
Income Taxes (Note 4)
  Income tax expense .....................................        127,965         149,740         148,446
  Non-recurring income tax benefit .......................             --         (26,770)             --
                                                             ------------    ------------    ------------
              Total ......................................        127,965         122,970         148,446
                                                             ------------    ------------    ------------
Income Before Extraordinary Charge
  and Accounting Change ..................................        199,608         200,619         169,978
Extraordinary Charge for Early Retirement of Debt -
  Net of Income Tax of $7,834 ............................        (11,571)             --              --
Cumulative Effect of Change in Accounting for
  Income Taxes (Note 4) ..................................             --             --           19,252
                                                             ------------    ------------    ------------
Net Income ...............................................   $    188,037    $    200,619    $    189,230
                                                             ============    ============    ============
Average Common Shares Outstanding ........................     87,419,300      87,410,967      87,241,899
Earnings Per Average Common Share Outstanding
  Income before extraordinary charge and accounting change   $       2.28    $       2.30    $       1.95
  Extraordinary charge ...................................          (0.13)             --              --
Accounting change ........................................             --              --            0.22
                                                             ------------    ------------    ------------
              Total ......................................   $       2.15    $       2.30    $       2.17
                                                             ============    ============    ============
Dividends Declared Per Share .............................   $      0.925    $      0.825    $      0.200
                                                             ============    ============    ============

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                           Consolidated Balance Sheets
                             (Thousands of Dollars)

                                                                        December 31,
                                                                      ----------------
                                                                      1995        1994
                                                                      ----        ----
Assets
Current Assets
     Cash and cash equivalents ...............................   $   79,539   $   34,719
     Customer and other receivables -- net ...................      131,393      136,143
     Accrued utility revenues (Note 1) .......................       53,519       55,432
     Materials and supplies (at average cost) ................       78,271       89,864
     Fossil fuel (at average cost) ...........................       21,722       35,735
     Other current assets ....................................       19,671       15,422
     Deferred income taxes (Note 4) ..........................       46,355       68,263
                                                                 ----------   ----------
                    Total current assets .....................      430,470      435,578
                                                                 ----------   ----------

Investments and Other Assets
     Real estate investments -- net ..........................      411,693      408,505
     Other assets (Note 13) ..................................      151,127      150,589
                                                                 ----------   ----------
     Total investments and other assets ......................      562,820      559,094
                                                                 ----------   ----------

Utility Plant (Notes 6, 10 and 11)
     Electric plant in service and held for future use .......    6,544,860    6,475,249
     Less accumulated depreciation and amortization ..........    2,231,614    2,122,439
                                                                 ----------   ----------
                    Total ....................................    4,313,246    4,352,810
     Construction work in progress ...........................      281,757      224,312
     Nuclear fuel, net of amortization of $68,275  and $80,599       52,084       46,951
                                                                 ----------   ----------
                    Net utility plant ........................    4,647,087    4,624,073
                                                                 ----------   ----------
Deferred Debits
     Regulatory asset for income taxes (Note 4) ..............      548,464      557,049
     Palo Verde Unit 3 cost deferral (Note 1) ................      283,426      292,586
     Palo Verde Unit 2 cost deferral (Note 1) ................      165,873      171,936
     Other deferred debits ...................................      358,912      269,436
                                                                 ----------   ----------
                    Total deferred debits ....................    1,356,675    1,291,007
                                                                 ----------   ----------


Total Assets .................................................   $6,997,052   $6,909,752
                                                                 ==========   ==========

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                           Consolidated Balance Sheets
                             (Thousands of Dollars)

                                                                December 31,
                                                            ------------------
                                                            1995          1994
                                                            ----          ----
LIABILITIES AND EQUITY
Current Liabilities
     Accounts payable ..............................    $  114,963    $  126,842
     Accrued taxes .................................        95,962        89,144
     Accrued interest ..............................        48,958        56,058
     Short-term borrowings (Note 5) ................       177,800       131,500
     Current maturities of long-term debt (Note 6) .         8,780        78,512
     Other current liabilities .....................        58,030        48,792
                                                        ----------    ----------
          Total current liabilities ................       504,493       530,848
                                                        ----------    ----------
Long-term debt less current maturities (Note 6) ....     2,510,709     2,588,525
                                                        ----------    ----------

Deferred Credits and Other
     Deferred income taxes (Note 4) ................     1,327,881     1,297,298
     Deferred investment tax credit (Note 4) .......        97,897       121,426
     Unamortized gain -- sale of utility plant .....        91,514        98,551
     Other .........................................       314,910       228,126
                                                        ----------    ----------
           Total deferred credits and other ........     1,832,202     1,745,401
                                                        ----------    ----------

Commitments and Contingencies (Note 12)

Minority Interests (Note 7)
     Non-redeemable preferred stock of APS .........       193,561       193,561
                                                        ----------    ----------
     Redeemable preferred stock of APS .............        75,000        75,000
                                                        ----------    ----------

Common Stock Equity (Note 8)
     Common stock,  no par value;  authorized
     150,000,000 shares; issued and outstanding
     87,515,847 in 1995 and  87,429,642 in 1994 ....     1,638,684     1,641,196
     Retained earnings .............................       242,403       135,221
                                                        ----------    ----------
          Total common stock equity ................     1,881,087     1,776,417
                                                        ----------    ----------


Total Liabilities and Equity .......................    $6,997,052    $6,909,752
                                                        ==========    ==========

                        PINNACLE WEST CAPITAL CORPORATION
                      Consolidated Statements of Cash Flows
                             (Thousands of Dollars)

                                                                  Year Ended December 31,
                                                              ------------------------------
                                                              1995         1994         1993
                                                              ----         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES (Note 1)
Income before extraordinary charge
     and accounting change .............................   $ 199,608    $ 200,619    $ 169,978
Items not requiring cash
     Depreciation and amortization .....................     276,288      271,654      258,562
     Deferred income taxes-- net .......................      61,076       78,841      139,725
     Rate refund reversal ..............................        --         (9,308)     (21,374)
     Palo Verde accretion income .......................        --        (33,596)     (74,880)
     Allowance for equity funds used during construction      (4,982)      (3,941)      (2,326)
     Deferred investment tax credit ....................     (23,529)      (5,905)      (6,028)
     Other-- net .......................................      16,099        4,753        8,186
Changes in current assets and liabilities
     Customer and other receivables-- net ..............       4,653       (7,693)      31,090
     Accrued utility revenues ..........................       1,913        4,924       (8,839)
     Materials, supplies and fossil fuel ...............      25,606        4,795        2,252
     Other current assets ..............................      (4,249)      (1,640)      (5,782)
     Accounts payable ..................................      (2,093)      25,068      (27,196)
     Accrued taxes .....................................       6,818       (7,159)     (21,391)
     Accrued interest ..................................      (7,100)      (1,616)        (905)
     Other current liabilities .........................       3,714       (1,730)     (18,408)
Increase in land held ..................................      (4,660)     (10,163)      (7,894)
Other-- net ............................................       6,700      (10,730)      34,292
                                                           ---------    ---------    ---------
Net Cash Flow Provided By Operating Activities .........     555,862      497,173      449,062
                                                           ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ...................................    (295,772)    (245,925)    (228,465)
Allowance for borrowed funds used during construction ..      (9,065)      (5,442)      (4,153)
Other-- net ............................................         422       (1,773)       1,698
                                                           ---------    ---------    ---------
Net Cash Flow Used For Investing Activities ............    (304,415)    (253,140)    (230,920)
                                                           ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt .............................     225,128      595,362      535,893
Issuance of preferred stock ............................        --           --         72,644
Short-term borrowings-- net ............................      46,300      (16,500)     (47,000)
Dividends paid on common stock .........................     (80,855)     (72,115)     (17,466)
Repayment of long-term debt ............................    (383,117)    (643,991)    (711,241)
Redemption of preferred stock ..........................        --       (124,096)     (78,663)
Extraordinary charge for early retirement of debt ......     (11,571)        --           --
Other-- net ............................................      (2,512)        (101)      (8,108)
                                                           ---------    ---------    ---------
Net Cash Flow Used For Financing Activities ............    (206,627)    (261,441)    (253,941)
                                                           ---------    ---------    ---------
Net Cash Flow ..........................................      44,820      (17,408)     (35,799)
Cash and Cash Equivalents at Beginning of Year .........      34,719       52,127       87,926
                                                           ---------    ---------    ---------
Cash and Cash Equivalents at End of Year ...............   $  79,539    $  34,719    $  52,127
                                                           =========    =========    =========

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                  Consolidated Statements of Retained Earnings
                             (Thousands of Dollars)

                                                          Year Ended December 31,
                                                      -------------------------------
                                                      1995          1994         1993
                                                      ----          ----         ----

Retained Earnings (Deficit) at Beginning of Year   $ 135,221    $   6,717    $(165,047)
Net Income .....................................     188,037      200,619      189,230
Common Stock Dividends .........................     (80,855)     (72,115)     (17,466)
                                                   ---------    ---------    ---------
Retained Earnings at End of Year ...............   $ 242,403    $ 135,221    $   6,717
                                                   =========    =========    =========

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Consolidation and Nature of Operations

    The consolidated financial statements include the accounts of Pinnacle West and its subsidiaries: APS, SunCor, and El Dorado.

    APS, the Company's major subsidiary, is the state's largest electric utility serving approximately 705,000 customers in an area that includes all or part of 11 of Arizona's 15 counties. SunCor is a developer of residential, commercial and industrial projects on some 14,000 acres predominantly in the metropolitan Phoenix area, and El Dorado is a venture capital firm with a diversified portfolio.

Accounting Records

    The accounting records are maintained in accordance with generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires the use of estimates by management. Actual results could differ from those estimates.

Regulatory Accounting

    APS prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

    APS' major regulatory assets are Palo Verde cost deferrals (see "Palo Verde Cost Deferrals" in this note) and deferred taxes (see Note 4). These items, combined with miscellaneous regulatory assets and liabilities, amounted to approximately $1.2 billion and $1.1 billion at December 31, 1995 and 1994, respectively, most of which are included in "Deferred Debits" on the Consolidated Balance Sheets.

    APS' current regulatory orders and regulatory environment support the recognition of regulatory assets. If rate recovery of these costs becomes unlikely or uncertain, whether due to competition or regulatory action, APS may no longer be able to apply the provisions of SFAS No. 71 to all or a part of its operations.

Utility Plant and Depreciation

    Utility plant represents the buildings, equipment and other facilities used to provide electric service. The cost of utility plant includes labor, materials, contract services, other related items and an allowance for funds used during construction. The cost of retired depreciable utility plant, plus removal costs less salvage realized, is charged to accumulated depreciation. See
Note 13 for information on a proposed accounting standard which impacts accounting for removal costs.

    Depreciation on utility property is recorded on a straight-line basis. The applicable rates for 1993 through 1995 ranged from 1.77% to 15%, which resulted in an annual composite rate of 3.44% for 1995. Depreciation and amortization of non-utility property and equipment are provided over the estimated useful lives of the related assets, ranging from 3 to 33.3 years.

Allowance for Funds Used During Construction

    AFUDC represents the cost of debt and equity funds used to finance construction of utility plant. Plant construction costs, including AFUDC, are recovered in authorized rates through depreciation when completed projects are placed into commercial operation. AFUDC does not represent current cash earnings. AFUDC has been calculated using composite rates of 8.52% for 1995; 7.70% for 1994; and 7.20% for 1993. APS compounds AFUDC semiannually and ceases to accrue AFUDC when construction is completed and the property is placed in service.

                        PINNACLE WEST CAPITAL CORPORATION
             Notes to Consolidated Financial Statements (continued)

Revenues

    Electric operating revenues are recognized on the accrual basis and include estimated amounts for service rendered but unbilled at the end of each accounting period.

    In 1991, a refund obligation of $53.4 million ($32.3 million after income taxes) was recorded as a result of a 1991 rate settlement. The refund obligation was used to reduce the amount of a 1991 rate increase granted rather than require specific customer refunds and was reversed over the thirty months ended May 1994. The after-tax refund obligation reversals that were recorded as electric operating revenues amounted to $5.6 million in 1994 and $12.9 million in 1993.

Palo Verde Accretion Income

    In 1991, the carrying value of Palo Verde Unit 3 was discounted to reflect the present value of lost cash flows resulting from a 1991 rate settlement agreement deeming a portion of the unit to temporarily be excess capacity. In accordance with generally accepted accounting principles, accretion income was recorded over a thirty-month period ended May 1994 in the aggregate amount of the original discount. The after-tax accretion income recorded in 1994 and 1993 was $20.3 million and $45.3 million, respectively.

Palo Verde Cost Deferrals

    As authorized by the ACC, operating costs (excluding fuel) and financing costs of Palo Verde Units 2 and 3 were deferred from the commercial operation date (September 1986 and January 1988, respectively) until the date the units were included in a rate order (April 1988 and December 1991, respectively). The deferrals are being amortized and recovered through rates over thirty-five year periods.

Nuclear Fuel

    Nuclear fuel is charged to fuel expense using the unit-of-production method under which the number of units of thermal energy produced in the current period is related to the total thermal units expected to be produced over the remaining life of the fuel.


    Under federal law, the United States Department of Energy is responsible for the permanent disposal of spent nuclear fuel, and assesses $0.001 per kWh of nuclear generation. This amount is charged to nuclear fuel expense. See Note 13 for information on nuclear decommissioning costs.

Income Taxes

    The Company files a consolidated U.S. income tax return. Provisions for income taxes are made by each subsidiary as if separate income tax returns were filed. The difference, if any, between these provisions and consolidated income tax expense is allocated to the parent company.

Reacquired Debt Costs

    APS amortizes gains and losses on reacquired debt over the remaining life of the original debt, consistent with ratemaking.

Statements  of  Cash  Flows

    Temporary cash investments and marketable securities are considered to be cash equivalents for purposes of the Consolidated Statements of Cash Flows. During 1995, 1994 and 1993 the Company paid interest, net of amounts capitalized, of $216.8 million, $231.6 million and $243.9 million, respectively. Income taxes paid were $77.4 million, $56.5 million and $45.3 million, respectively; and dividends paid on preferred stock of APS were $19.1 million, $26.2 million and $30.9 million, respectively.

                        PINNACLE WEST CAPITAL CORPORATION
             Notes to Consolidated Financial Statements (continued)

Reclassifications

   Certain prior year balances have been restated to conform to the 1995 presentation.

2.    Accounting Matters

    In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective in 1996. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized if the sum of the estimated future undiscounted cash flows to be generated by an asset is less than its carrying value. The amount of the loss would be based on a comparison of book value to fair value. The standard also amends SFAS No. 71 to require the write-off of a regulatory asset if it is no longer probable that future revenues will recover the cost of the asset. SFAS No. 121 does not have a material impact on financial position or results of operations upon adoption.

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective in 1996. This statement establishes a fair-value based method of accounting for stock compensation plans. The statement encourages but does not require companies to recognize compensation expense based on the new fair value method. The Company will not apply the recognition and measurement approach in SFAS No. 123 upon adoption.

    See Note 13 for a description of a proposed standard on accounting for liabilities related to closure or removal of long-lived assets.


3. Regulatory Matters

1995 Regulatory Agreement

    In December 1995, APS and the ACC Staff announced an agreement which includes an economic proposal to be heard by the full ACC beginning on April 9, 1996. In recognition of evolving competition in the electric utility industry and an ongoing investigation by the ACC Staff into industry restructuring in an open competition docket involving many parties, the agreement also includes an element setting out a number of issues which APS and the ACC Staff agree the ACC should be requested to consider in developing restructuring policies.

Economic Proposal

     The major provisions of the economic proposal are:

    * An annual rate reduction of approximately $48 million ($29 million after income taxes), or 3.25% on average, effective no earlier than July 1, 1996.

    * Recovery of substantially all of APS' present regulatory assets through accelerated amortization over an eight-year period beginning July 1, 1996, increasing annual amortization by approximately $120 million ($72 million after income taxes). See Note 1.

    * A formula for sharing future cost savings between customers and shareholders referencing an APS return on equity (as defined) of 11.25%.

    * A moratorium on filing for permanent rate changes, except under the sharing formula and under certain other limited circumstances, prior to July 2, 1999.

    * Infusion of $200 million of common equity into APS by the parent company, in annual increments of $50 million starting in 1996.

                        PINNACLE WEST CAPITAL CORPORATION
             Notes to Consolidated Financial Statements (continued)

Industry Restructuring

    The issues listed by APS and the ACC Staff in the industry restructuring element of their agreement include the legal nature of utilities' service rights and responsibilities, including the obligation to serve in a restructured environment; compensation for restructuring, taking into account (among other matters) stranded investment; ACC jurisdiction over market entrants; reciprocity of access among electricity providers; maintenance of system reliability; the utility tax structure; and clarification of federal-state jurisdictional uncertainties.

    APS believes that, after a series of hearings on these and related issues in the competition docket, the ACC could produce a set of regulatory and legislative reforms for presentation to the appropriate bodies in 1997. Bills for industry restructuring or studies thereof have already been introduced in Congress and the Arizona legislature; the Arizona bill, which is supported by APS, would establish a committee to study the issues and to report back to the legislature by the end of 1997.

    Assuming timely resolution of the issues and approval of the economic proposal in the agreement, APS therein proposes (independently of the ACC Staff) a plan whereby it would request the ACC to authorize access by retail customers of Arizona public service corporations to the broad generation market starting in the year 2000 for large customers, and thereafter in phased steps up to all customers in about 2004. Other parties may submit other plans, and the ultimate outcome is not predictable.

1994 Settlement Agreement

    In May 1994, the ACC approved a retail rate settlement agreement which provided for a net annual retail rate reduction of 2.2% on average, or approximately $32 million ($19 million after income taxes), effective June 1, 1994. As part of the settlement, in 1994 APS reversed approximately $20 million of depreciation ($15 million after income taxes) related to a 1991 Palo Verde write-off. The 1994 rate settlement also provided for the accelerated amortization of substantially all deferred ITCs over a five-year period beginning in 1995.

4. Income Taxes

Investment Tax Credit

    Beginning in 1995, substantially all of the unamortized ITCs are being amortized over a five-year period in accordance with the 1994 rate settlement agreement. Prior to 1995, ITCs were deferred and amortized to other income over the estimated lives of the related assets as directed by the ACC.

Non-recurring Income Tax Benefit

    The recognition of $26.8 million of non-recurring income tax benefits in 1994 relates to a change in tax law.

Change in Accounting for Income Taxes

   Effective in 1993, the Company adopted the liability method of accounting for income taxes which requires that deferred income taxes be recorded for all temporary differences between the tax bases of assets and liabilities and the amounts recognized for financial reporting. The cumulative effect of the change in accounting principle on prior years resulted in an increase in 1993 net income of $19.3 million, due primarily to the recognition of deferred tax benefits relating to state net operating loss (NOL) carryforwards of the parent company. In accordance with SFAS No. 71, APS established a regulatory asset for certain temporary differences, primarily AFUDC equity, that is flowed through for regulatory purposes. This regulatory asset is being amortized as the related differences reverse.

                        PINNACLE WEST CAPITAL CORPORATION
             Notes to Consolidated Financial Statements (continued)


Income Taxes

    The components of income tax expense before extraordinary charge and accounting change are as follows:

                                                   Year Ended December 31,
                                                ------------------------------
                                                1995         1994         1993
                                                ----         ----         ----
                                                  (Thousands of Dollars)
Current
     Federal ............................   $  77,869    $  49,112    $  43,065
     State ..............................       1,081          922          816
                                            ---------    ---------    ---------
Total current ...........................      78,950       50,034       43,881
Deferred ................................      21,339      (10,012)      33,954
NOL and ITC carryforward utilized .......      58,019      115,623       81,494
Change in valuation allowance ...........      (6,814)        --           --
Change in federal tax rate ..............        --           --         (4,855)
Change in tax law .......................        --        (26,770)        --
Investment tax credit amortization ......     (23,529)      (5,905)      (6,028)
                                            ---------    ---------    ---------
Total expense ...........................   $ 127,965    $ 122,970    $ 148,446
                                            =========    =========    =========


Income tax expense differed from the amount computed by multiplying income before income taxes by the statutory federal income tax rate due to the following:

                                                                 Year Ended December 31,
                                                             ------------------------------
                                                             1995          1994        1993
                                                             ----          ----        ----
                                                                (Thousands of Dollars)

Federal income tax expense at statutory rate, 35% .....   $ 114,651    $ 113,256    $ 111,448
Increases (reductions) in tax expense resulting from:
     Tax under book depreciation ......................      18,186       17,236       17,671
     Preferred stock dividends of APS .................       6,697        8,846       10,794
     ITC amortization .................................     (23,529)      (5,905)      (6,002)
     State income tax net of federal income tax benefit      19,245       (5,983)      21,604
     Change in federal tax rate .......................        --           --         (4,855)
         Other ........................................      (7,285)      (4,480)      (2,214)
                                                          ---------    ---------    ---------
Income tax expense ....................................   $ 127,965    $ 122,970    $ 148,446
                                                          =========    =========    =========

                        PINNACLE WEST CAPITAL CORPORATION
             Notes to Consolidated Financial Statements (continued)

The components of the net deferred income tax liability at December 31 were as follows:

                                                                          1995          1994
                                                                        -----------------------
                                                                         (Thousands of Dollars)
Deferred tax assets
     NOL and ITC carryforwards ...................................   $      --      $    72,139
     Alternative minimum tax (can be carried forward indefinitely)       140,708        165,971
     Deferred gain on Palo Verde Unit 2 sale/leaseback ...........        60,686         63,720
     Other .......................................................       110,094        124,498
     Valuation allowance .........................................       (25,552)       (58,431)
                                                                     -----------    -----------
          Total deferred tax assets ..............................       285,936        367,897
                                                                     -----------    -----------
Deferred tax liabilities
     Plant-related ...............................................       813,229        802,645
     Income taxes recoverable through future rates -- net ........       548,464        557,049
     Palo Verde deferrals ........................................       148,395        153,410
     Other .......................................................        57,374         83,828
                                                                     -----------    -----------
          Total deferred tax liabilities .........................     1,567,462      1,596,932
                                                                     -----------    -----------
Accumulated  deferred  income  taxes -- net ......................   $ 1,281,526    $ 1,229,035
                                                                     ===========    ===========


5. Lines of Credit

    APS had committed lines of credit with various banks of $300 million at December 31, 1995 and 1994, which were available either to support the issuance of commercial paper or to be used for bank borrowings. The commitment fees at December 31, 1995 and 1994 on $200 million of these lines were 0.15% and 0.20% per annum, respectively, and on $100 million were 0.10% and 0.15% per annum, respectively. APS had commercial paper borrowings outstanding of $177.8 million at December 31, 1995 and $131.5 million at December 31, 1994. The weighted average interest rate on commercial paper borrowings was 6.06% on December 31, 1995 and 6.25% on December 31, 1994. By Arizona statute, APS' short-term borrowings cannot exceed 7% of its total capitalization without the consent of the ACC.

    The parent company had a revolving line of credit of $100 million at December 31, 1995 and none at December 31, 1994. Interest is based on the London Interbank Offered Rate (LIBOR) and the commitment fees on this line are 0.13% per annum through December 14, 1996 and 0.18% thereafter. There was $100 million outstanding under this line at December 31, 1995.

    SunCor had revolving lines of credit totalling $40 million at December 31, 1995 and $24.5 million at December 31, 1994. Any borrowings are collateralized by certain real property and bear interest based on the prime rate or on LIBOR. The commitment fees on these lines were 0.5% and 0.2% per annum on $25 million and $15 million, respectively. SunCor had $40 million and $18.5 million outstanding under these lines at December 31, 1995 and 1994, respectively.

6. Long-Term Debt

    Borrowings under the APS mortgage bond indenture are secured by substantially all utility plant; SunCor's debt is collaterized by certain real property; and Pinnacle West's debentures are secured by the common stock of APS. Pinnacle West's bond debenture agreement includes provisions which restrict the payment of common stock dividends (an additional $273 million could have been declared as of December 31, 1995). Aggregate investments in its existing subsidiaries (excluding APS) and aggregate new investments are also restricted. The following table presents consolidated long-term debt outstanding:

                        PINNACLE WEST CAPITAL CORPORATION
             Notes to Consolidated Financial Statements (continued)

                                                                                     December 31,
                                                                                  -----------------
                                 Maturity Dates     Interest Rates                1995         1994
                                 --------------     --------------                ----         ----
                                                                               (Thousands of Dollars)
APS
First mortgage bonds ...........   1997-2028        5.5%-13.25%(a)            $1,604,317   $1,740,071
Pollution control indebtedness .   2024-2029         Adjustable(b)               433,280      418,824
Debentures (c) .................        2025             10%                      75,000           --
Capitalized lease obligation (d)   1995-2001            7.48%                     22,936       26,365
                                                                              ----------   ----------
                                                                               2,135,533    2,185,260
                                                                              ----------   ----------

SUNCOR
Mortgage bonds .................   1996-2002            (e)                       30,000       30,000
Notes payable ..................   1997-1998            (f)                        3,545        3,450
Revolving credit ...............   1998-2001   LIBOR plus 2.50% to 2.75%(g)       40,000       18,500
                                                                              ----------   ----------
                                                                                  73,545       51,950
                                                                              ----------   ----------
PINNACLE WEST
Debentures .....................   1995-2000     11.35%-11.61%(h)                210,411      385,411
Revolving credit ...............        2000            (i)                      100,000           --
Bank term loans ................        1996            (j)                           --       44,416
                                                                              ----------   ----------
                                                                                 310,411      429,827
                                                                              ----------   ----------
Total long-term debt ...........                                               2,519,489    2,667,037
Less current maturities ........                                                   8,780       78,512
                                                                              ----------   ----------
Total long-term debt less
     current maturities ........                                              $2,510,709   $2,588,525
                                                                              ==========   ==========

- - ----------
(a) The weighted-average rate at December 31, 1995 and 1994 was 7.79% and 8.04%, respectively. The weighted-average years to maturity at December 31, 1995 and 1994 was 19 years.

(b) The weighted-average rates for the years ended December 31, 1995 and 1994 were 4.31% and 3.91%, respectively. Changes in short-term interest rates would affect the costs associated with this debt.

(c) Junior subordinated deferrable interest debentures due in 2025, redeemable at the option of APS as a whole or in part on or after January 31, 2000 at par plus accrued interest.

(d) Represents the present value of future lease payments (discounted at an interest rate of 7.48%) on a combined cycle plant sold and leased back from the independent owner-trustee formed to own the facility (see Note 10).

(e) The bonds have interest-only payments until March 1, 1996 and quarterly principal repayments thereafter. Interest rates were LIBOR plus 2.3% and LIBOR plus 3% for the years 1995 and 1994, respectively. The interest rate at December 31, 1995 and 1994 was 8.175% and 9.00%, respectively.

(f) The 1995 balance is at 9.75% (prime rate plus 1.25%) at December 31, 1995. The 1994 amount includes $2.0 million at 10.25%, and the balance varied with the lender's prime rate.

(g) The weighted-average interest rate at December 31, 1995 and 1994 was 8.43% and 8.47%, respectively.

(h) Includes $210.4 million and $310.4 million of 11.61% senior secured debentures at December 31, 1995 and 1994, respectively, which are due in 2000 and are redeemable before then only at a premium determined by a make-whole formula related to U.S. Treasury obligations. The balance in 1994 represents senior debentures with a weighted-average interest rate of approximately 11.35%.

                        PINNACLE WEST CAPITAL CORPORATION
             Notes to Consolidated Financial Statements (continued)

(i) The weighted average interest rate was 6.21% at December 31, 1995. Interest is based on LIBOR plus 0.30% through December 15, 1996 and LIBOR plus 0.35% thereafter.

(j) The weighted average interest rate was 7.71% at December 31, 1994.

    In December 1995, the parent company prepaid at a premium $100 million of its 11.61% debentures due December 2000, using funds from a revolving line of credit (see Note 5). The prepayment yielded a penalty of $11.6 million after income taxes, which has been reflected as an extraordinary charge in the Consolidated Statements of Income.

    Aggregate annual principal payments due on total long-term debt and for sinking fund requirements through 2000 are as follows: 1996, $8.8 million; 1997, $156.3 million; 1998, $131.8 million; 1999, $107.3 million; and 2000, $418.3 million. See Note 7 for redemption and sinking fund requirements of redeemable preferred stock of APS.

7. Preferred Stock of APS

    Non-redeemable preferred stock is not redeemable except at the option of APS. Redeemable preferred stock is redeemable through sinking fund obligations in addition to being callable by APS. Preferred stock balances of APS are shown below:

                                                   Number of Shares                         Par Value
                                                    Outstanding at                         Outstanding at
                                                    December 31,                           December 31,           Call
                                                   ----------------      Par Value       ---------------        Price Per
                                 Authorized        1995        1994      Per Share       1995       1994        Share (a)
                                 ----------        ----        ----      ---------       ----       ----        ---------
                                                                                      (Thousands of Dollars)
NON-REDEEMABLE:
$1.10 preferred ............      160,000         155,945    155,945     $  25.00      $ 3,898   $  3,898         27.50
$2.50 preferred ............      105,000         103,254    103,254        50.00        5,163      5,163         51.00
$2.36 preferred ............      120,000          40,000     40,000        50.00        2,000      2,000         51.00
$4.35 preferred ............      150,000          75,000     75,000       100.00        7,500      7,500        102.00
Serial preferred ...........:   1,000,000
    $2.400 Series A ........                      240,000     240,000       50.00        12,000    12,000         50.50
    $2.625 Series C ........                      240,000     240,000       50.00        12,000    12,000         51.00
    $2.275 Series D ........                      200,000     200,000       50.00        10,000    10,000         50.50
    $3.250 Series E ........                      320,000     320,000       50.00        16,000    16,000         51.00
Serial preferred: ..........    4,000,000(b)
    Adjustable rate Series Q                      500,000     500,000      100.00        50,000    50,000              (c)
Serial preferred: ..........   10,000,000
    $1.8125 Series W .......                    3,000,000   3,000,000       25.00        75,000    75,000              (d)
                                                ---------  ----------                  --------  --------
Total ......................                    4,874,199   4,874,199                  $193,561  $193,561
REDEEMABLE:                                     =========  ==========                  ========  ========
Serial preferred:
     $10.00 Series U .......                      500,000     500,000    $ 100.00      $ 50,000  $ 50,000
     $7.875 Series V .......                      250,000     250,000      100.00        25,000  $ 25,000              (e)
                                                ---------  ----------                  --------  --------
Total ......................                      750,000     750,000                  $ 75,000  $ 75,000
                                                =========  ==========                  ========  ========

- - ----------

(a) In each case plus accrued dividends.

(b) This authorization also covers all outstanding redeemable preferred stock.

(c) Dividend rate adjusted quarterly to 2% below that of certain United States Treasury securities, but in no event less than 6% or greater than 12% per annum. Redeemable at par.

                        PINNACLE WEST CAPITAL CORPORATION
             Notes to Consolidated Financial Statements (continued)

(d) Redeemable at par after December 1, 1998.
(e) Redeemable at $105.51 through May 31, 1996, and thereafter declining by a predetermined amount each year to par after May 31, 2002.

    If there were to be any arrearage in dividends on any of its preferred stock or in the sinking fund requirements applicable to any of its redeemable preferred stock, APS could not pay dividends on its common stock or acquire any shares thereof for consideration. The redemption requirements for the above issues for the next five years are: $0 in 1996 and $10.0 million in each of the years 1997 through 2000.

    Redeemable preferred stock transactions of APS during each of the three years in the period ended December 31, 1995 are as follows:


                                                         Number         Par
                                                           of          Value
                                                         Shares        Amount
                                                         ------        ------
                                                       (Dollars in Thousands)

Balance, December 31, 1992 ........................    2,256,350    $  225,635

Retirements
     $8.80 Series K ...............................      (45,000)       (4,500)
    $11.50 Series R ...............................      (35,250)       (3,525)
     $8.48 Series S ...............................     (200,000)      (20,000)
                                                       ---------    ----------
Balance, December 31, 1993 ........................    1,976,100       197,610
Retirements
     $8.80 Series K ...............................     (142,100)      (14,210)
    $11.50 Series R ...............................     (284,000)      (28,400)
     $8.48 Series S ...............................     (300,000)      (30,000)
     $8.50 Series T ...............................     (500,000)      (50,000)
                                                       ---------    ----------
Balance, December 31, 1994 ........................      750,000        75,000
Retirements .......................................         --            --
                                                       ---------    ----------
Balance, December 31, 1995 ........................      750,000    $   75,000
                                                       =========    ==========

                        PINNACLE WEST CAPITAL CORPORATION
             Notes to Consolidated Financial Statements (continued)

8. Common Stock

    The Company's common stock issued during each of the three years in the period ended December 31, 1995 is as follows:


                                                     Number
                                                       of
                                                     Shares           Amount(a)
                                                     ------           --------
                                                       (Dollars in Thousands)

Balance, December 31, 1992 ..............         87,161,872        $ 1,646,772
     Common stock issued ................            261,945             (3,989)
                                                  ----------        -----------
Balance, December 31, 1993 ..............         87,423,817          1,642,783
     Common stock issued ................              5,825             (1,587)
                                                  ----------        -----------
Balance, December 31, 1994 ..............         87,429,642          1,641,196
     Common stock issued ................             86,205             (2,512)
                                                  ----------        -----------
Balance, December 31, 1995 ..............         87,515,847        $ 1,638,684
                                                  ==========        ===========
- - ----------
    (a) Including premiums and expenses of preferred stock issues of APS.

    The Company has incentive plans under which it may grant non-qualified stock options (NQSOs), incentive stock options (ISOs) and restricted stock awards to officers and key employees. The plans also provided for the granting of any combinations of stock appreciation rights or dividend equivalents. The awards outstanding under the various plans at December 31, 1995 approximate 1,944,100 NQSOs, 300 ISOs, 251,433 restricted shares and 25,408 dividend equivalent shares. The plans provide for the granting of new options on or awards of up to
3.5 million shares at a price not less than the fair market value on the date the option is granted.

9. Pension Plans and Other Benefits

Pension Plans

    The Company sponsors defined benefit pension plans covering substantially all employees. Benefits are based on years of service and compensation utilizing a final average pay benefit formula. The funding policy is to contribute the net periodic cost accrued each year. However, the contribution will not be less than the minimum required contribution nor greater than the maximum tax-deductible contribution. Plan assets consist primarily of domestic and international common stocks and bonds and real estate. Pension cost, including administrative cost, for 1995, 1994 and 1993 was approximately $21.6 million, $25.8 million and $14.3 million, respectively, of which approximately $10.0 million, $12.3 million and $6.8 million, respectively, was charged to expense. The remainder was either capitalized or billed to others.

    The components of net periodic pension costs (excluding the costs of special termination benefits of $1.4 million in 1994) are as follows:

                                                      1995        1994       1993
                                                      ----        ----       ----
                                                         (Thousands of Dollars)

Service cost-- benefits earned during the period   $ 16,390    $ 20,728    $ 17,051
Interest cost on projected benefit obligation ..     39,762      39,748      35,046
Return on plan assets ..........................    (83,031)      6,053     (52,026)
Net amortization and deferral ..................     46,469     (44,283)     13,547
                                                   --------    --------    --------
Net consolidated periodic pension cost .........   $ 19,590    $ 22,246    $ 13,618
                                                   ========    ========    ========

                        PINNACLE WEST CAPITAL CORPORATION
             Notes to Consolidated Financial Statements (continued)



    A reconciliation of the funded status of the plan to the amounts recognized in the balance sheets is presented below:

                                                                   1995         1994
                                                                   ----         ----
                                                                (Thousands of Dollars)

Plan assets at fair value ..................................   $ 474,583     $ 391,620
                                                               ---------     ---------
Less:
Accumulated benefit obligation, including vested benefits of
     $399,962 and $311,126 in 1995 and 1994, respectively ..     432,772       336,880
Effect of projected future compensation increases ..........     151,897       113,753
                                                               ---------     ---------
Total projected benefit obligation .........................     584,669       450,633
                                                               ---------     ---------
Plan assets less than projected benefit obligation .........    (110,086)      (59,013)
Plus:
     Unrecognized net loss (gain) from past experience
        different from that assumed ........................      45,227        (9,900)
     Unrecognized prior service cost .......................      23,892        25,628
     Unrecognized net transition asset .....................     (32,917)      (36,143)
                                                               ---------     ---------
Accrued pension liability ..................................   $ (73,884)    $ (79,428)
                                                               =========     =========

Principal actuarial assumptions used were:

                                                                    1995          1994
                                                                    ----          ----


Discount rate ..............................................        7.25%         8.75%
Rate of increase in compensation levels ....................        4.50%         5.00%
Expected long-term rate of return on assets ................        9.00%         9.00%


    In addition to the defined benefit pension plans, the Company also sponsors qualified defined contribution plans. Collectively, these plans cover substantially all employees. The plans provide for employee contributions and partial employer matching contributions after certain eligibility requirements are met. The cost of these plans for 1995, 1994 and 1993 was $7.0 million, $7.0 million and $6.4 million, respectively, of which $3.2 million, $3.3 million and $3.1 million, respectively, was charged to expense.

Postretirement Plans

    The Company provides medical and life insurance benefits to its retired employees. Employees may become eligible for these retirement benefits based on years of service and age. The retiree medical insurance plans are contributory; the retiree life insurance plans are non-contributory. In accordance with the governing plan documents, the companies retain the right to change or eliminate these benefits.

   Funding is based upon actuarially determined contributions that take tax consequences into account. Plan assets consist primarily of domestic stocks and bonds. The postretirement benefit cost for 1995, 1994 and 1993 was approximately $23 million, $28 million and $35 million, respectively, of which approximately $14 million, $14 million and $17 million was charged to expense. The remainder was either capitalized or billed to others.

                        PINNACLE WEST CAPITAL CORPORATION
             Notes to Consolidated Financial Statements (continued)


    The components of net periodic postretirement benefit costs are as follows:

                                                                                1995           1994         1993
                                                                                ----           ----         ----
                                                                                   (Thousands of Dollars)

Service cost-- benefits earned during the period ........................     $  6,925      $  9,030      $  9,710
Interest cost on accumulated benefit obligation .........................       13,879        14,152        15,755
Return on plan assets ...................................................      (15,133)       (6,459)         --
Net amortization and deferral ...........................................       17,179        11,680         9,212
                                                                              --------      --------      --------
Net consolidated periodic postretirement benefit cost ...................     $ 22,850      $ 28,403      $ 34,677
                                                                              ========      ========      ========

A reconciliation of the funded status of the plan to the amounts recognized in the balance sheets is presented below:

                                                                                               1995          1994
                                                                                               ----          ----
                                                                                             (Thousands of Dollars)

Plan assets at fair value ............................................................      $  81,309    $  49,666
                                                                                            ---------    ---------
Less accumulated postretirement benefit obligation:
     Retirees ........................................................................         90,616       65,712
     Fully eligible plan participants ................................................         15,659        9,219
     Other active plan participants ..................................................        108,235       88,396
                                                                                            ---------    ---------
Total accumulated postretirement benefit obligation ..................................        214,510      163,327
                                                                                            ---------    ---------
Plan assets less than accumulated benefit obligation .................................       (133,201)    (113,661)
Plus:
     Unrecognized transition obligation ..............................................        156,599      165,811
     Unrecognized net gain from past experience different from that assumed ..........        (24,621)     (53,012)
                                                                                            ---------    ---------
Accrued postretirement liability .....................................................      $  (1,223)   $    (862)
                                                                                            =========    =========

Principal actuarial assumptions used were:
                                                                                                 1995         1994
                                                                                                 ----         ----

Discount rate ........................................................................           7.25%        8.75%
Annual salary increases for life insurance obligation ................................           4.50%        5.00%
Expected long-term  rate of return on assets -- after tax ............................           7.64%        7.71%
Initial health care cost trend rate -- under age 65 ..................................           9.50%       11.50%
Initial health care cost trend rate -- age 65 and over ...............................           8.50%        8.50%
Ultimate  health care cost trend rate (reached in the year 2002) .....................           5.50%        5.50%

    Assuming a one percent increase in the health care cost trend rate, the 1995 cost of postretirement benefits other than pensions would increase by approximately $4.5 million and the accumulated benefit obligation as of December 31, 1995 would increase by approximately $33.7 million.

10. Leases


    In 1986, APS entered into sale and leaseback transactions under which it sold approximately 42% of its share of Palo Verde Unit 2 and certain common facilities. The gain of approximately $140.2 million has been deferred and is being amortized to operations expense over the original lease term. The leases are being accounted for as operat-

                        PINNACLE WEST CAPITAL CORPORATION
             Notes to Consolidated Financial Statements (continued)


ing leases. The amounts to be paid each year approximate $40.1 million through 1999, $46.3 million in 2000, and $49.0 million through 2015. Options to renew for two additional years and to purchase the property at fair market value at the end of the lease terms are also included. Consistent with the ratemaking treatment, an amount equal to the annual lease payments is included in rent expense. A regulatory asset (totaling approximately $56.9 million at December 31, 1995) has been established for the difference between lease payments and rent expense calculated on a straight-line basis. Lease expense for 1995, 1994 and 1993 was $41.7 million, $42.2 million and $41.8 million, respectively.

    APS has a capital lease on a combined cycle plant which it sold and leased back. The lease requires semiannual payments of $2.6 million through June 2001, and includes renewal and purchase options based on fair market value. This plant is included in plant in service at its original cost of $54.4 million; accumulated amortization at December 31, 1995 was $42.4 million.

    In addition, the Company leases certain land, buildings, equipment and miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates. Rent expense for 1995, 1994 and 1993 was approximately $15.4 million, $21.3 million and $21.5 million, respectively. Annual future minimum rental commitments, excluding the Palo Verde and combined cycle leases, through 2000 are as follows: 1996, $15.5 million; 1997, $15.5 million; 1998, $15.5 million; 1999 $15.6 million and 2000, $15.7 million. Total rental commitments after the year 2000 are estimated at $181 million.

11. Jointly-Owned Facilities

    At December 31, 1995, APS owned interests in the following jointly-owned electric generating and transmission facilities. APS' share of related operating and maintenance expenses is included in utility operations and maintenance.

                                                                                                         Construction
                                                                    Percent       Plant in    Accumulated   Work in
                                                                 Owned by APS      Service    Depreciation  Progress
                                                                 ------------      -------    ------------  --------
                                                                                (Dollars in Thousands)
GENERATING FACILITIES
     Palo Verde Nuclear Generating Station
          Units 1 and 3 ..................................           29.1%      $1,823,062   $  477,569   $   18,743
     Palo Verde Nuclear Generating Station
          Unit 2 (see Note 10) ...........................           17.0%         556,236      149,837        9,925
     Four Corners Steam Generating Station
          Units 4 and 5 ..................................           15.0%         142,449       54,349        1,208
     Navajo Steam Generating Station
          Units 1, 2 and 3 ...............................           14.0%         139,607       78,490       38,633
     Cholla Steam Generating Station
          Common Facilities(a) ...........................           62.8%(b)       70,761       35,900          734

TRANSMISSION FACILITIES
     ANPP 500 KV system ..................................           35.8%(b)       62,607       16,589        1,106
     Navajo Southern System ..............................           31.4%(b)       26,737       15,561           23
     Palo Verde-- Yuma 500 KV System .....................           23.9%(b)       11,375        3,483            9
     Four Corners Switchyards ............................           27.5%(b)        3,068        1,561           53
     Phoenix-- Mead System ...............................           17.1%(b)           --           --       39,918


- - ----------
(a) APS is the operating agent for Cholla Unit 4, which is owned by PacifiCorp. The common facilities at the Cholla Plant are jointly-owned.

(b) Weighted average of interests.

                        PINNACLE WEST CAPITAL CORPORATION
             Notes to Consolidated Financial Statements (continued)


12. Commitments and Contingencies

Litigation

    The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the operations or financial position of the Company.

Palo Verde Nuclear Generating Station

    APS has encountered tube cracking in steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically in conjunction with inspections made during scheduled outages at the Palo Verde units. APS' ongoing analyses indicate that it will be economically desirable for APS to replace the Unit 2 steam generators, which have been most affected by tube cracking, in five to ten years. APS expects that the steam generator replacement can be accomplished within financial parameters established before replacement was a consideration, and APS estimates that its share of the replacement costs (in 1995 dollars and including installation and replacement power costs) will be between $30 million and $50 million, most of which will be incurred after the year 2000. APS expects that the replacement would be performed in conjunction with a normal refueling outage in order to limit incremental outage time to approximately 50 days. Based on the latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although APS will continue its normal periodic assessment of these steam generators.

    The Palo Verde participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by this program exceed the accumulated funds for this program, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $79 million, subject to an annual limit of $10 million per incident. Based upon APS' 29.1% interest in the three Palo Verde units, APS' maximum potential assessment per incident for all three units is approximately $69 million, with an annual payment limitation of approximately $9 million.

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

Construction Program

    APS' total capital expenditures in 1996 are estimated at $246 million.

Fuel and Purchased Power Commitments

    APS is a party to various fuel and purchased power contracts with terms expiring from 1996 through 2020 that include required purchase provisions. APS estimates its 1996 contract requirements to be approximately $99 million. However, this amount may vary significantly pursuant to certain provisions in such contracts which permit APS to decrease its required purchases under certain circumstances.

    Additionally, APS is contractually obligated to reimburse certain coal providers for amounts incurred for coal mine reclamation. APS' share of the total obligation is estimated at $123 million. The portion of the coal mine reclamation obligation which was recorded in 1995 on the Consolidated Balance Sheets as "Deferred Credits -- Other" with a corresponding regulatory asset for approximately $74 million relates to coal already burned.

                        PINNACLE WEST CAPITAL CORPORATION
             Notes to Consolidated Financial Statements (continued)

13. Nuclear Decommissioning Costs

    In 1995, APS recorded $11.7 million for decommissioning expense. APS estimates it will cost approximately $2.0 billion ($421 million in 1995 dollars), over a fourteen year period beginning in 2024, to decommission its 29.1% interest in Palo Verde. Decommissioning costs are charged to expense over the respective unit's operating license term and are included in the accumulated depreciation balance until each unit is retired. Nuclear decommissioning costs are currently recovered in rates.

    APS is utilizing a 1995 site-specific study for Palo Verde, prepared for APS by an independent consultant, that assumes the prompt removal/dismantlement method of decommissioning. APS is required to update the study every three years.

    As required by regulation, APS has established external trust accounts into which quarterly deposits are made for decommissioning. As of December 31, 1995, APS had deposited a total of $56.7 million. The trust accounts are included in "Investments and Other Assets" on the Consolidated Balance Sheets at a market value of $74.5 million on December 31, 1995. The trust funds are invested primarily in fixed-income securities and domestic stock and are classified as available for sale. Realized and unrealized gains and losses are reflected in accumulated depreciation.

    In 1994, FASB added a project to its agenda on accounting for nuclear decommissioning obligations. FASB recently issued an exposure draft on "Accounting for Certain Liabilities Related to Closure or Removal of Long-lived Assets" (formerly Nuclear Decommissioning) which would require the estimated present value of the cost of decommissioning and certain other removal cost to be recorded as a liability, along with an offsetting plant asset when a decommissioning or other removal obligation is incurred. FASB has requested comments on its proposed statement. The expected effective date is 1997. APS is unable at this time to determine what impact the final statement may have on its financial position or results of operation.


14. Selected Quarterly Financial Data (Unaudited)

    Consolidated quarterly financial information for 1995 and 1994 is as follows:

                                                                                                     1995
                                                                           ---------------------------------------------------------
                                                                           March 31        June 30      September 30     December 31
                                                                           --------        -------      ------------     -----------
                                                                                 (Thousands of Dollars, Except Per Share Amounts)
Quarter Ended
Operating Revenues
     Electric .....................................................       $ 336,968      $  380,178       $ 549,082       $ 348,724
     Real estate ..................................................           9,146          13,018           9,709          22,973

Operating Income (a) ..............................................       $  95,699       $ 127,174       $ 261,048       $  78,503

Income before extraordinary charge ................................       $  24,623       $  42,249       $ 114,495       $  18,241
Extraordinary charge for early retirement of
     debt-- net of income tax .....................................            --              --              --           (11,571)
                                                                          ---------       ---------       ---------       ---------
Net Income ........................................................       $  24,623       $  42,249       $ 114,495       $   6,670
                                                                          =========       =========       =========       =========
Earnings per average share of common stock outstanding
     Income before extraordinary charge ...........................       $    0.28       $    0.48       $    1.31       $    0.21
     Extraordinary charge .........................................            --              --              --             (0.13)
                                                                          ---------       ---------       ---------       ---------
     Total ........................................................       $    0.28       $    0.48       $    1.31       $    0.08
                                                                          =========       =========       =========       =========
Dividends declared per share ......................................       $   0.225       $   0.225       $   0.225       $    0.25
                                                                          =========       =========       =========       =========

                        PINNACLE WEST CAPITAL CORPORATION
             Notes to Consolidated Financial Statements (continued)

                                                                                       1995
                                                             -----------------------------------------------------------
                                                             March 31         June 30       September 30     December 31
                                                             --------         -------       ------------     -----------
                                                                   (Thousands of Dollars, Except Per Share Amounts)
Quarter Ended
Operating Revenues
     Electric ..........................................     $346,049        $ 397,156        $540,883        $342,080
     Real estate .......................................        9,424           15,436          13,473          20,920
Operating Income (a) ...................................     $ 88,470        $ 117,329        $245,436        $ 82,535
Net Income (b) .........................................     $ 21,619        $  48,702        $ 93,991        $ 36,307
                                                             ========        =========        ========        ========
Earnings per average share of
     common stock outstanding ..........................     $   0.25        $    0.56        $   1.08        $   0.41
                                                             ========        =========        ========        ========
Dividends declared per share ...........................     $  0.200        $   0.200        $  0.200        $  0.225
                                                             ========        =========        ========        ========

- - ----------

(a) APS' operations are subject to seasonal fluctuations primarily as a result of weather conditions. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(b) Net income for the quarter ended December 31, 1994 includes $26.8 million ($0.31 per share) of non-recurring income tax benefits related to a change in income tax law.

15. Fair Value of Financial Instruments

   The Company estimates that the carrying amounts of its cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 1995 and 1994 due to their short maturities.

    Investments in debt and equity securities are held for purposes other than trading. The December 31, 1995 and 1994 fair values of such investments, determined by using quoted market values or by discounting cash flows at rates equal to the Company's cost of capital, approximate their carrying amounts. It was not practical to estimate the fair value of several investments in joint ventures and untraded equity securities because costs to do so would be excessive. The carrying value of these investments totaled $22.8 million and $40.6 million at year-end 1995 and 1994, respectively.

    The carrying value of long-term debt (excluding a capitalized lease obligation) on December 31, 1995 and 1994 was $2.50 billion and $2.64 billion, respectively, and the estimated fair value was $2.52 billion and $2.49 billion, respectively. The fair value estimates are based on quoted market prices of the same or similar issues.

                      PINNACLE WEST CAPITAL CORPORATION
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

            Column A              Column B          Column C           Column D    Column E
                                                    Additions
                                            -----------------------
                                 Balance at   Charged to   Charged                  Balance
                                 beginning    costs and    to other                at end of
          Description            of period     expenses    accounts   Deductions    period
- - ------------------------------ ------------ ------------ ---------- ------------ -----------
                                                    (Thousands of Dollars)
                                              YEAR ENDED DECEMBER 31, 1995
Real Estate Valuation Reserves $84,000      $ --         $ --       $ 37,000(a)  $47,000

                                              YEAR ENDED DECEMBER 31, 1994
Real Estate Valuation Reserves $84,000      $ --         $ --       $ --         $84,000

                                              YEAR ENDED DECEMBER 31, 1993
Real Estate Valuation Reserves $84,000      $ --         $ --       $ --         $84,000

(a) Represents pro-rata allocations for sale of land.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                                   ACCOUNTING
                            AND FINANCIAL DISCLOSURE

   None.

                                    PART III
                        ITEM 10. DIRECTORS AND EXECUTIVE
                           OFFICERS OF THE REGISTRANT

   Reference is hereby made to "Election of Directors" and "Section 16 Requirements" in the Company's Proxy Statement relating to the annual meeting of shareholders to be held on May 22, 1996 (the "1996 Proxy Statement") and to the Supplemental Item -- "Executive Officers of the Company" in Part I of this report.
                         ITEM 11. EXECUTIVE COMPENSATION

   Reference is hereby made to the fourth and fifth paragraphs under the heading "The Board and its Committees," and to "Executive Compensation" in the 1996 Proxy Statement.
                         ITEM 12. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Reference is hereby made to "Certain Securities Ownership" in the 1996 Proxy Statement.
             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is hereby made to the last paragraph under the heading "The Board and its Committees" in the 1996 Proxy Statement.

                                   PART IV
         ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

   See the Index to Financial  Statements  and Financial  Statement  Schedule in
Part II, Item 8.

Exhibits Filed

  Exhibit No.                                   Description
- - ---- --------------------------------------------------------------------------
3.1         --  Bylaws, amended as of February 21, 1996
10.1(a)     --  Summary of the Pinnacle West Capital  Corporation  1996 Bonus
                Plan
10.2(a)     --  First  Amendment to Employment  Agreement,  effective as of
                March 31, 1995, between
                Richard Snell and the Company
22          --  Subsidiaries of the Company
23.1        --  Consent of Deloitte & Touche LLP
27.1        --  Financial Data Schedule

   In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation
201.24 by reference to the filings set forth below:

 Exhibit No.  Description                     Originally Filed as Exhibit:   File No.  Date Effective
- - ------------- ------------------------------- ---------------------------- ---------- --------------
3.2           Articles of Incorporation,      19.1 to the Company's        1-8962     11-14-88
              restated as of July 29, 1988    September 1988 Form
                                              10-Q Report



3.3           Agreement,  dated  March  21,   4.1 to APS' 1993 Form        1-4473      3-30-94
              1994, relating to the filing of 10-K Report
              instruments defining the
              rights of holders of APS
              long-term debt not in excess of
              10% of APS' total assets

4.1           Mortgage and Deed of Trust      4.1 to APS' September 1992   1-4473      11-9-92
              Relating to APS' First          Form 10-Q Report
              Mortgage Bonds, together with
              forty-eight indentures
              supplemental thereto

              Forty-ninth Supplemental        4.1 to APS' 1992 Form        1-4473      3-30-93
              Indenture                       10-K Report

              Fiftieth Supplemental           4.2 to APS' 1993 Form        1-4473      3-30-94
              Indenture                       10-K Report

              Fifty-first Supplemental        4.1 to APS' August 1, 1993   1-4473      9-27-93
              Indenture                       Form 8-K Report

              Fifty-second Supplemental       4.1 to APS' September 30,    1-4473     11-15-93
              Indenture                       1993 Form 10-Q Report

 Exhibit No.  Description                     Originally Filed as Exhibit:   File No.  Date Effective
- - ------------- ------------------------------- ---------------------------- ---------- --------------
              Fifty-third Supplemental         4.5 to APS' Registration     1-4473       3-1-94
              Indenture                        Statement  No. 33-61228 by
                                               means of February 23, 1994
                                               Form 8-K Report

4.2           Indenture dated as of January   4.6 to APS' Registration     1-4473      1-11-95
              1, 1995 among APS and The Bank  Statement Nos. 33-61228 and
              of New York, as Trustee         33-55473 by means of January
                                              1, 1995 Form 8-K Report

4.3           Agreement of Resignation,       4.1 to APS' September 25,    1-4473     10-24-95
              Appointment, Acceptance and     1995 Form 8-K Report
              Assignment dated as of August
              18, 1995 by and among APS, Bank
              of America National Trust and
              Savings Association and The
              Bank of New York


4.4           Portions of the Debenture       4.1 to the Company's 1989    1-8962      3-31-90
              Agreement, dated as of March    Form 10-K Report
              22, 1990, among the Company and
              the Purchasers named therein
              relating to the declaration or
              payment of dividends or the
              making of other corporate
              distributions on or the
              purchase by the Company of its
              common stock


4.5           Rights Agreement, amended as of 4.1 to the Company's 1990    1-8962      3-28-91
              November 14, 1990, between the  Form 10-K Report
              Company and The Valley National
              Bank of Arizona, as Rights
              Agent, which includes the
              Certificate of Designation of
              Series A Participating
              Preferred Stock as Exhibit A,
              the form of Rights Certificate
              as Exhibit B and the Summary of
              Rights as Exhibit C



4.6           Specimen Certificate of         4.2 to the Company's 1988    1-8962      3-31-89
              Pinnacle West Capital           Form 10-K Report
              Corporation Common Stock, no
              par value


4.7           Agreement, dated March 29,     4.1 to the Company's 1987    1-8962      3-30-88
              1988, relating to the filing   Form 10-K Report
              of instruments defining the
              rights of holders of long-term
              debt not in excess of 10% of
              the Company's total assets

 Exhibit No.  Description                    Originally Filed as Exhibit:   File No.  Date Effective
- - ------------- ------------------------------ ---------------------------- ---------- --------------
10.4          Agreement, dated December 6,   4.1 to the Company's         1-8962     12-7-89
              1989, between the              December 6, 1989
              Company and the Office of      Form 8-K Report
              Thrift Supervision, United
              States Department of
              Treasury, and related
              documents


10.5          Release  from the  Office of  10.1 to the Company's        1-8962     3-31-89
              Thrift  Supervision,  United  1989 Form 10-K Report
              States Department of Report
              the Treasury, to the Company,
              dated March 22, 1990,
              releasing the Company from
              its purported  obligations
              under the Stipulation  and
              under any other source of
              alleged  obligation of the
              Company to infuse equity
              capital into MeraBank


10.6          Release from the Federal       10.2 to the Company's       1-8962     3-31-89
              Deposit Insurance Corporation  1989 Form 10-K Report
              to the Company, dated
              March 22, 1990, releasing the
              Company from its purported
              obligations under the
              Stipulation and under any
              other source of alleged
              obligation of the Company to
              infuse equity capital into
              MeraBank


10.7          Release from the Resolution     10.3 to the Company's        1-8962     3-31-89
              Trust Corporation (in its       1989 Form 10-K Report
              corporate capacity) to the
              Company, dated March 21, 1990,
              releasing the Company from its
              purported  obligations under
              the  Stipulation and under
              any other source of alleged
              obligation of the Company to
              infuse equity capital into
              MeraBank


 Exhibit No.  Description                    Originally Filed as Exhibit:   File No.  Date Effective
- - ------------- ------------------------------ ---------------------------- ---------- --------------
10.8          Release from the Resolution Trust  10.4 to the Company's 1989
              Corporation (in its capacity as    Form 10-K Report              1-8962     3-31-89
              Receiver  of  Merabank)  to the
              Company,  dated  March 21,  1990,
              releasing  the Company from its
              purported  obligations  under the
              Stipulation  and under any other
              source of alleged  obligation  to
              the Company to
              infuse equity capital into
              Merabank


10.9(ac)      Form of Key Executive               10.5 to the Company's 1989    1-8962     3-31-89
              Employment and Severance            Form 10-K Report
              Agreement between the Company
              and each of its executive
              officers

10.10(a)      Employment Agreement,               10.1 to the Company's 1990   2-96386     3-28-91
              effective as of February 5,         Form 10-K Report
              1990, between Richard Snell
              and the Company


10.11         Two separate Decommissioning        10.2 to APS' September 1991  1-4473     11-14-91
              Trust Agreements (relating to       Form 10-Q Report
              PVNGS  Units 1 and 3,
              respectively),  each  dated
              July 1,  1991,
              between APS and
              Mellon Bank, N.A., as
              Decommissioning Trustee


10.12         Amendment No. 1 to                   10.1 to APS' 1994 Form 10-K  1-4473     3-30-95
              Decommissioning Trust                Report
              Agreement (PVNGS Unit 1),
              dated as of December 1, 1994

10.13         Amendment No. 1 to                  10.2 to APS' 1994 Form 10-K   1-4473     3-30-95
              Decommissioning Trust               Report
              Agreement (PVNGS Unit 3),
              dated as of December 1, 1994

 Exhibit No.  Description                    Originally Filed as Exhibit:   File No.  Date Effective
- - ------------- ------------------------------ ---------------------------- ---------- --------------
10.14         Amended and Restated           10.1 to the Company's 1991
              Decommissioning  Trust         Form 10-K Report             1-8962     3-26-92
              Agreement (PVNGS Unit
              2) dated as of January 31,
              1992, among APS, Mellon
              Bank, N.A., as Decommissioning
              Trustee, and State Street Bank
              and Trust Company, as Successor
              to the  First National  Bank of
              Boston, as Owner Trustee under
              two separate Trust Agreements,
              each with a separate Equity
              Participant,  and as Lessor
              under two  separate  Facility
              Leases, each relating to an
              undivided interest in PVNGS
              Unit 2



10.15         First Amendment to Amended and 10.2 to APS' 1992 Form 10-K  1-4473     3-30-93
              Restated Decommissioning Trust Report
              Agreement (PVNGS Unit 2),
              dated as of November 1, 1992

10.16         Amendment No. 2 to Amended and 10.2 to APS' 1994 Form 10-K  1-4473     3-30-95
              Restated Decommissioning Trust Report
              Agreement (PVNGS Unit 2),
              dated as of November 1, 1994

10.17         Asset Purchase and Power        10.1 to APS' June 1991 Form 1-4473      8-8-91
              Exchange Agreement dated        10-Q Report
              September 21, 1990 between APS
              and PacifiCorp, as amended as
              of October 11, 1990 and as of
              July 18, 1991

10.18         Long-Term  Power  Transactions 10.2 to APS' June 1991 Form  1-4473      8-8-91
              Agreement dated September 21,  10-Q Report
              1990 between APS and PacifiCorp,
              as amended as of
              October 11, 1990, and as of
              July 8, 1991


10.19         Amendment No. 1 dated April 5, 10.3 to APS' 1995 Form 10-K  1-4473     3-29-96
              1995 to the Long-Term Power    Report
              Transaction Agreement and
              Asset Purchase and Power
              Exchange Agreement between
              PacifiCorp and APS

10.20         Restated Transmission          10.4 to APS' 1995 Form 10-K  1-4473     3-29-96
              Agreement between PacifiCorp   Report
              and APS dated April 5, 1995

 Exhibit No.  Description                     Originally Filed as Exhibit:   File No.  Date Effective
- - ------------- ------------------------------- ---------------------------- ---------- --------------
10.21         Contract among PacifiCorp, APS  10.5 to APS' 1995 Form 10-K   1-4473    3-29-96
              and United States Department of Report
              Energy Western Area Power
              Administration, Salt Lake Area
              Integrated Projects for Firm
              Transmission Service dated May
              5, 1995

10.22         Reciprocal Transmission Service 10.6 to APS' 1995 Form 10-K   1-4473    3-29-96
              Agreement between APS and       Report
              PacifiCorp dated as of March 2,
              1994

10.23         Contract, dated July 21, 1984,  10.31 to the Company's       2-96386    3-13-85
              with DOE providing for the      Form S-14 Registration
              disposal of nuclear fuel and/or Statement
              high-level radioactive waste,
              ANPP

10.24         Indenture of Lease with         5.01 to APS' Form S-7        2-59644     9-1-77
              Navajo Tribe of Indians, Four   Registration Statement
              Corners Plant


10.25         Supplemental and Additional      5.02 to APS' Form S-7       2-59644     9-1-77
              Indenture of Lease, including    Registration Statement
              amendments and supplements to
              original lease with Navajo
              Tribe of Indians, Four Corners
              Plant

10.26         Amendment and Supplement No. 1  10.36 to the Company's        1-8962    7-25-85
              to Supplemental and Additional  Registration Statement on
              Indenture of Lease, Four        Form 8-B Report
              Corners, dated April 25, 1985

10.27         Application and Grant of        5.04 to APS' Form S-7
              multi-party rights-of-way and   Registration Statement       2-59644     9-1-77
              easements, Four Corners Plant
              Site


10.28         Application and Amendment No. 1 10.37 to the Company's        1-8962    7-25-85
              to Grant of multi-party         Registration Statement on
              rights-of-way and easements,    Form 8-B
              Four Corners Power Plant Site,
              dated April 25, 1985

10.29         Application and Grant of        5.05 to APS' Form S-7        2-59644     9-1-77
              Arizona Public Service          Registration Statement
              Company rights-of-way and
              easements, Four Corners Plant
              Site

 Exhibit No.  Description                   Originally Filed as Exhibit:   File No.  Date Effective
- - ------------- ----------------------------- ---------------------------- ---------- --------------
10.30         Application and Amendment No.  10.38 to the Company's         1-8962   7-25-85
              1 to Grant of Arizona Public   Registration Statement on
              Service Company rights-of-way  Form 8-B
              and easements, Four Corners
              Power Plant Site, dated April
              25, 1985


10.31         Indenture of Lease, Navajo     5(g) to APS' Form S-7          2-36505   3-23-70
              Units 1, 2, and 3              Registration Statement

10.32         Application and Grant of       5(h) to APS' Form S-7
              rights-of-way and easements,   Registration Statement        2-36505   3-23-70
              Navajo Plant

10.33         Water Service Contract         5(l) to APS' Form S-7
              Assignment with the United     Registration Statement       2-394442   3-16-71
              States Department of
              Interior, Bureau of
              Reclamation, Navajo Plant

10.34         Arizona Nuclear Power          10.1 to APS' 1988              1-4473    3-8-89
              Project Participation          Form 10-K
              Agreement,  dated August 23,
              1973,  among APS,  Salt River
              Project  Agricultural
              Improvement and Power District,
              Southern California
              Edison  Company,  Public
              Service  Company of New Mexico,
              El Paso Electric Company,
              Southern California Public
              Power Authority, and
              Department of Water and Power
              of the City of Los Angeles,
              and amendments 1-12 thereto

10.35         Amendment No. 13, dated as of  10.1 to APS' March 1991        1-4473   5-15-91
              April 22, 1991,  to Arizona    Form 10-Q
              Nuclear Power  Project
              Participation  Agreement,
              dated  August 23, 1973,
              among APS, Salt River Project
              Agricultural  Improvement and Power
              District,  Southern  California
              Edison  Company,  Public  Service
              Company  of  New  Mexico,  El  Paso
              Electric  Company,   Southern
              California Public Power Authority,
              and Department of Water and Power
              of the City of Los Angeles

 Exhibit No.  Description                 Originally Filed as Exhibit:   File No.  Date Effective
- - ------------- --------------------------- ---------------------------- ---------- --------------
10.36(b)      Facility Lease, dated as of 4.3 to APS' Form S-3         33-9480    10-24-86
              August 1, 1986, between     Registration Statement
              State Street Bank and Trust
              Company, as successor to
              the First National Bank of
              Boston, in its capacity as
              Owner Trustee, as Lessor,
              and APS, as Lessee

10.37(b)      Amendment No. 1, dated as   10.5 to APS' September        1-4473     12-4-86
              of November 1, 1986, to     1986 Form 10-Q Report by
              Facility Lease, dated as of means of Amendment
              August 1, 1986, between     No. 1 on December 3, 1986
              State Street Bank and Trust Form 8
              Company, as successor to
              The First National Bank of
              Boston,  in its capacity as
              Owner Trustee, as Lessor,
              and APS, as Lessee


10.38(b)      Amendment No. 2 dated as of 10.3 to APS' 1988 Form        1-4473      3-8-89
              June 1, 1987 to Facility    10-K Report
              Lease dated as of August 1,
              1986 between State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Lessor, and APS, as Lessee

10.39(b)      Amendment No. 3, dated as    10.3 to APS' 1992 Form        1-4473    3-30-93
              of March 17, 1993, to        10-K Report
              Facility Lease, dated as of
              August 1, 1986, between
              State Street Bank and Trust
              Company, as successor to
              The First National Bank of
              Boston, as Lessor, and APS,
              as Lessee

10.40         Facility Lease, dated as of 10.1 to APS' November 18,     1-4473     1-20-87
              December 15, 1986, between  1986 Form 8-K Report
              State Street Bank and Trust
              Company, as successor to
              The First National Bank of
              Boston, in its capacity as
              Owner Trustee, as Lessor,
              and APS, as Lessee

 EXHIBIT NO.  DESCRIPTION                    ORIGINALLY FILED AS EXHIBIT:   FILE NO.  DATE EFFECTIVE
- - ------------- ------------------------------ ---------------------------- ---------- --------------
10.41         Amendment No. 1, dated as of   4.13 to APS' Form S-3        1-4473      8-24-87
              August 1, 1987, to Facility    Registration Statement No.
              Lease, dated as of December    33-9480 by means of
              15, 1986, between State Street August 1, 1987 Form 8-K
              Bank and Trust Company, as     Report
              successor to the First
              National Bank of Boston, as
              Lessor, and APS, as Lessee


10.42         Amendment No. 2, dated as of   10.4 to APS' 1992 Form       1-4473      3-30-93
              March 17, 1993, to             10-K Report
              Facility Lease, dated as of
              December 15, 1986, between
              State Street Bank and Trust
              Company, as successor to The
              First National Bank of
              Boston, as Lessor, and APS, as
              Lessee

10.43(a)      Directors' Deferred            10.1 to APS' June 1986       1-4473      8-13-86
              Compensation Plan, as          Form 10-Q Report
              restated, effective January 1,
              1986

10.44(a)      Second Amendment to the        10.2 to APS' 1993 Form       1-4473      3-30-94
              Arizona Public Service         10-K Report
              Company Deferred Compensation
              Plan, effective as of January
              1, 1993


10.45(a)      Third Amendment to the          10.1 to APS' September      1-4473     11-10-94
              Arizona Public Service          1994 Form 10-Q
              Company Directors' Deferred
              Compensation Plan, effective
              as of May 1, 1993


10.46(a)      Arizona Public Service         10.4 to APS' 1988 Form       1-4473       3-8-89
              Company Deferred Compensation  10-K Report
              Plan, as restated, effective
              January 1, 1984, and the
              second and third amendments
              thereto, dated December 22,
              1986, and December 23, 1987,
              respectively

10.47         Third Amendment to the         10.3 to APS' 1993 Form       1-4473      3-30-94
              Arizona Public Service         10-K Report
              Company Deferred Compensation
              Plan, effective as of January
              1, 1993

 Exhibit No.  Description                  Originally Filed as Exhibit:   File No.  Date Effective
- - ------------- ---------------------------- ---------------------------- ---------- --------------
10.48(a)      Fourth Amendment to the      10.2 to APS' September       1-4473     11-10-94
              Arizona Public Service       1994 Form 10-Q Report
              Company deferred
              Compensation Plan

10.49(a)      Pinnacle West Capital        10.7 to APS' 1994 Form       1-4473      3-30-95
              Corporation and Arizona      10-K Report
              Public Service Company
              Directors' Retirement Plan,
              effective as of January 1,
              1995

10.50(a)      Letter Agreement dated       10.7 to APS' 1994 Form       1-4473      3-30-95
              December 21, 1993, between   10-K Report
              APS and William L. Stewart

10.51(a)      Agreement for Utility        10.6 to APS' 1988 Form       1-4473       3-8-89
              Consulting Services, dated   10-K Report
              March 1, 1985, between APS
              and Thomas G. Woods, Jr.,
              and Amendment No. 1 thereto,
              dated January 6, 1986

10.52(a)      Letter Agreement, dated      10.7 to APS' 1988 Form       1-4473       3-8-89
              April 3, 1978, between APS   10-K Report
              and O. Mark De Michele,
              regarding certain retirement
              benefits granted to Mr.
              De Michele

10.53(a)      Letter Agreement dated July  10.1 to APS' September 1995  1-4473     11-14-95
              28, 1995, between APS and    10-Q Report
              Jaron B. Norberg regarding
              certain of Mr. Norberg's
              retirement benefits.

10.54(a)      Letter Agreement dated as of 10.7 to APS' 1995 Form 10-K  1-4473      3-29-96
              January 1, 1996 between APS  Report
              and Kenneth M. Carr for
              consulting services

10.56(a)      Letter Agreement dated as of 10.8 to APS' 1995 Form 10-K  1-4473      3-29-96
              January 1, 1996 between APS  Report
              and Robert G. Mattock &
              Associates, Inc. for
              consulting services

10.56(ac)     Key Executive Employment and 10.3 to APS' 1989 Form       1-4473       3-8-90
              Severance Agreement between  10-K Report
              APS and certain executive
              officers of APS

 Exhibit No.  Description                     Originally Filed as Exhibit:   File No.  Date Effective
- - ------------- ------------------------------- ---------------------------- ---------- --------------
10.57(ac)     Revised Form of Key Executive   10.5 to APS' 1993 Form       1-4473      3-30-94
              Employment and                  10-K Report
              Severance Agreement
              between APS and certain
              executive officers of APS

10.58(ac)     Second revised form of Key     10.9 to APS' 1994 Form        1-4473      3-30-95
              Executive Employment and       10-K Report
              Severance Agreement
              between APS and certain
              executive officers of APS

10.59(ac)     Key Executive Employment and   10.4 to APS' 1989 Form        1-4473       3-8-90
              Severance Agreement between APS10-K Report
              and certain
              managers of APS

10.60(ac)     Revised form of Key Executive  10.4 to APS' 1993 Form        1-4473      3-30-94
              Employment and                 10-K Report
              Severance Agreement
              between APS and certain key
              employees of APS

10.61(ac)     Second revised Form of Key     10.8 to APS' 1994 Form        1-4473      3-30-95
              Executive Employment and       10-K Report
              Severance Agreement
              between APS and certain key
              employees of APS

10.62(a)      1996 APS Senior Management      10.1 to APS' 1995 Form       1-4473      3-29-96
              Variable Pay Plan               10-K Report

10.63(a)      1996 APS Officers Variable Pay  10.2 to APS' 1995 Form       1-4473      3-29-96
              Plan                            10-K Report

10.64(a)      Arizona Public Service          10.5 to APS' 1989 Form       1-4473       3-8-90
              Company Performance             10-K Report
              Review Severance Pay Plan,
              effective January 1, 1990

10.65(a)      Arizona Public Service          10.1 to APS' September 30,   1-4473     11-15-93
              Company Severance Plan, as      1993 Form 10-Q Report
              adopted on June 22, 1993

10.66(a)      First Amendment to the Arizona  10.9 to APS' 1995 Form 10-K  1-4473      3-29-96
              Public Service Company          Report
              Severance Plan, as adopted on
              August 19, 1994

10.67(a)      Pinnacle West Capital           10.1 to APS' 1992 Form       1-4473       3-30-93
              Corporation Stock Option and    10-K Report
              Incentive Plan

10.68(a)      Pinnacle West Capital           A to the Proxy Statement for  1-8962     4-16-94
              Corporation 1994 Long-Term      the Company's 1994 Annual
              Incentive Plan, effective as    Meeting of Shareholders
              of March 23, 1994

 Exhibit No.  Description                    Originally Filed as Exhibit:   File No.  Date Effective
- - ------------- ------------------------------ ---------------------------- ---------- --------------
10.69(a)      Pinnacle West Capital          B to the Proxy Statement for 1-8962     4-16-94
              Corporation Director Equity    the Company's 1994 Annual
              Participation Plan             Meeting of Shareholders


10.70(a)      Pinnacle West Capital          10.10 to APS' 1995 Form      1-4473     3-29-96
              Corporation, Arizona Public    10-K Report
              Service Company, SunCor
              Development Company, and El
              Dorado Investment
              Company Deferred Compensation
              Plan, as amended and restated
              effective January 1, 1996


10.71(a)      Pinnacle West Capital          10.7 to APS' 1993 Form       1-4473     3-30-94
              Corporation, Arizona Public    10-K Report
              Service Company, SunCor
              Development Company, and El
              Dorado Investment
              Company Supplemental
              Executive Benefit Plan as
              amended and restated on
              December 31, 1992 effective as
              of January 1, 1992


10.72(a)      Arizona Public Service         10.11 to APS' 1995 Form      1-4473     3-29-96
              Company Supplemental           10-K Report
              Excess Benefit Retirement
              Plan, as amended and restated
              on December 20, 1995


10.73         Agreement No. 13904            10.3 to APS' 1991 Form       1-4473     3-19-92
              (Option and Purchase of        10-K Report
              Effluent) with Cities of
              Phoenix, Glendale, Mesa,
              Scottsdale, Tempe, Town of
              Youngtown, and Salt River
              Project Agricultural
              Improvement and Power
              District, dated April 23, 1973

10.74         Agreement for the Sale and     10.4 to APS' 1991 Form       1-4473     3-19-92
              Purchase of Wastewater         10-K Report
              Effluent with City of Tolleson
              and Salt River Agricultural
              Improvement and Power
              District, dated June 12, 1981,
              including Amendment No. 1
              dated as of November 12, 1981
              and Amendment No. 2 dated as
              of June 4, 1986

 Exhibit No.  Description                    Originally Filed as Exhibit:   File No.  Date Effective
- - ------------- ------------------------------ ---------------------------- ---------- --------------
99.1          Collateral Trust Indenture     4.2 to APS' 1992 Form        1-4473     3-30-93
              among PVNGS II Funding Corp.,  10-K Report
              Inc., APS and Chemical Bank,
              as Trustee

99.2          Supplemental Indenture to      4.3 to APS' 1992 Form        1-4473     3-30-93
              Collateral Trust Indenture     10-K Report
              among PVNGS II Funding Corp.,
              Inc., APS and
              Chemical Bank, as Trustee

99.3(b)       Participation Agreement, dated 28.1 to APS' September 1992  1-4473     11-9-92
              as of August 1, 1986, among    Form 10-Q Report
              PVNGS Funding
              Corp., Inc., Bank of America
              National Trust and Savings
              Association, State Street Bank
              and Trust Company, as
              successor to The First
              National Bank of Boston, in
              its individual capacity and as
              Owner Trustee, Chemical Bank,
              in its individual capacity and
              as Indenture Trustee, APS, and
              the Equity Participant named
              therein

99.4(b)       Amendment No. 1 dated as of    10.8 to APS' September 1986  1-4473     12-4-86
              November 1, 1986, to           Form 10-Q Report by means of
              Participation Agreement, dated Amendment No. 1, on December
              as of August 1, 1986, among    3, 1986 Form 8
              PVNGS Funding  Corp.,  Inc.,
              Bank of America National Trust
              and Savings Association, State
              Street Bank and Trust Company, as
              successor to The First National
              Bank of Boston, in its individual
              capacity and as Owner Trustee,
              Chemical Bank,
              in its individual
              capacity and as Indenture
              Trustee, APS, and the Equity
              Participant named therein

 Exhibit No.  Description                    Originally Filed as Exhibit:   File No.  Date Effective
- - ------------- ------------------------------ ---------------------------- ---------- --------------
99.5(b)       Amendment No. 2, dated as of   28.4 to APS' 1992 Form        1-4473     3-30-93
              March 17, 1993, to             10-K Report
              Participation Agreement, dated
              as of August 1, 1986, among
              PVNGS funding corp., inc.,
              PVNGS II Funding Corp., Inc.,
              State Street Bank and Trust
              Company, as successor to the First
              National Bank of Boston, in its
              individual capacity and as Owner
              Trustee, Chemical Bank, in its
              individual capacity and as
              indenture trustee, APS, and
              the Equity Participant named
              therein

99.6(b)       Trust Indenture,  Mortgage,    4.5 to APS' Form S-3         33-9480    10-24-86
              Security  Agreement and        Registration Statement
              Assignment of Facility Lease,
              dated as of August 1, 1986,
              between State Street Bank and
              Trust Company, as successor to
              The First National Bank of
              Boston, as Owner Trustee, and
              Chemical Bank, as
              Indenture Trustee

99.7(b)       Supplemental Indenture No. 1,  10.6 to APS' September        1-4473     12-4-86
              dated as of November 1, 1986   1986 Form 10-Q Report by
              to Trust Indenture, Mortgage,  means of Amendment No. 1
              Security Agreement and         on December 3, 1986
              Assignment of Facility Lease,  Form 8
              dated as of August 1, 1986,
              between State Street Bank and
              Trust  Company,  as successor to
              The First  National  Bank of
              Boston,  as
              Owner Trustee,  and
              Chemcial Bank, as
              Indenture Trustee

 Exhibit No.  Description                    Originally Filed as Exhibit:   File No.  Date Effective
- - ------------- ------------------------------ ---------------------------- ---------- --------------
99.8(b)       Supplemental Indenture No. 2   28.14 to APS' 1992            1-4473     3-30-93
              to Trust Indenture,            Form 10-K Report
              Mortgage, Security
              Agreement and Assignment of
              Facility Lease, dated as of
              August 1, 1986, between state
              Street Bank and Trust Company,
              as successor to the First
              National Bank of
              Boston, as Owner Trustee, and
              Chemical Bank, as Lease
              Indenture Trustee


99.9(b)       Assignment, Assumption and     28.3 to APS' Form S-3        33-9480    10-24-86
              Further Agreement, dated as of Registration Statement
              August 1, 1986, between APS
              and State Street Bank and
              Trust Company, as successor to
              The First National Bank of
              Boston, as Owner Trustee


99.10(b)      Amendment No. 1, dated as of   10.10 to APS' September       1-4473     12-4-86
              November 1, 1986, to           1986 Form 10-Q Report by
              Assignment, Assumption and     means of Amendment
              Further Agreement, dated as of No. 1 on December 3, 1986
              August 1, 1986, between APS    Form 8
              and State Street Bank and
              Trust Company, as successor to
              The First National Bank of
              Boston, as Owner Trustee

99.11(b)      Amendment No. 2, dated as of   28.6 to APS' 1992 Form        1-4473     3-30-93
              March 17, 1993, to             10-K Report
              Assignment, Assumption and
              Further Agreement, dated as of
              August 1, 1986, between APS
              and State Street Bank and
              Trust Company, as successor to
              The First National Bank of
              Boston, as Owner Trustee

 Exhibit No.  Description                    Originally Filed as Exhibit:   File No.  Date Effective
- - ------------- ------------------------------ ---------------------------- ---------- --------------
99.12         Participation Agreement, dated 28.2 to APS' September 1992  1-4473     11-9-92
              as of December 15, 1986, among Form 10-Q Report
              PVNGS Funding Report Corp.,
              inc.,  State Street Bank and
              Trust Company, as  successor
              to  the  First  National
              Bank  of  Boston,  in its
              individual  capacity and as
              owner  trustee,  Chemical Bank,
              in its individual  capacity
              and  as  Indenture  Trustee
              under  a  Trust
              Indenture, APS, and the
              Owner Participant named
              therein


99.13         Amendment No. 1, dated as of   28.20 to APS' Form S-3       1-4473     8-10-87
              August 1, 1987, to             Registration Statement No.
              Participation Agreement, dated 33-9480 by means of a
              as of December 15, 1986, among November 6, 1986 Form
              PVNGS Funding Corp., Inc. as   8-K Report
              Funding Corporation, State
              Street Bank and Trust Company,
              as successor to The First
              National Bank of
              Boston, as Owner Trustee,
              Chemical Bank, as Indenture
              Trustee, APS, and the Owner
              Participant named therein

99.14         Amendment No. 2, dated as of   28.5 to APS' 1992 Form       1-4473     3-30-93
              March 17, 1993, to             10-K Report
              Participation Agreement, dated
              as of December 15, 1986, among
              PVNGS Funding Corp.,  Inc.,
              PVNGS II Funding Corp.,  Inc.,
              State Street Bank and Trust
              Company, as successor to The
              First National Bank of
              Boston, in its individual
              capacity and as Owner Trustee,
              Chemical Bank, in its individual
              capacity and as Indenture Trustee,
              APS, and the Owner Participant
              named  therein

 Exhibit No.  Description                    Originally Filed as Exhibit:   File No.  Date Effective
- - ------------- ------------------------------ ---------------------------- ---------- --------------
99.15         Trust Indenture,  Mortgage,    10.2 To APS' November 18,    1-4473     1-20-87
              Security  Agreement and        1986 Form 10-K Report
              Assignment of Facility
              Lease,  dated as of
              December  15,  1986,
              between  State Street Bank
              and Trust Company,
              as Successor to The First
              National Bank of Boston, as
              Owner Trustee, and Chemical
              Bank, as Indenture Trustee

99.16         Supplemental Indenture No. 1,  4.13 to APS' Form S-3        1-4473     8-24-87
              dated as of August 1, 1987, to Registration Statement No.
              Trust Indenture, Mortgage,     33-9480 by means of
              Security                       August 1, 1987 Form 8-K
              Agreement and Assignment of    Report
              Facility Lease, dated as of
              December 15, 1986, between
              State  Street  Bank and Trust
              Company,  as successor to The
              First National Bank of
              Boston,   as Owner Trustee,
              and Chemical
              Bank, as Indenture Trustee


99.17         Supplemental Indenture No. 2   4.5 to APS' 1992 Form        1-4473     3-30-93
              to Trust Indenture,            10-K Report
              Mortgage, Security Agreement
              and Assignment of Facility
              Lease, dated as of December
              15, 1986, between State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee, and Chemical
              Bank, as Lease Indenture
              Trustee

99.18         Assignment, Assumption and     10.5 to APS' November 18,    1-4473     1-20-87
              Further Agreement, dated as of 1986 Form 8-K Report
              December 15, 1986, between APS
              and State Street Bank and
              Trust Company, as successor to
              The First National Bank of
              Boston, as Owner Trustee

 Exhibit No.  Description                   Originally Filed as Exhibit:   File No.  Date Effective
- - ------------- ----------------------------- ---------------------------- ---------- --------------
99.19         Amendment No. 1, dated as of   28.7 TO APS' 1992 Form 10-K  1-4473      3-30-93
              March 17, 1993, to             Report
              Assignment, Assumption and
              Further Agreement, dated as
              of December 15, 1986,
              between APS and State Street
              Bank and Trust Company, as
              successor to the First
              National Bank of Boston, as
              Owner Trustee

99.20b        Indemnity Agreement dated as  28.3 to APS' 1992 Form 10-K   1-4473      3-30-93
              of March 17, 1993 by APS      Report

99.21         Extension  Letter,  dated as  28.20 to APS' Form S-3        1-4473      8-10-87
              of August 13, 1987, from the  Registration  Statement  No.
              signatories  of the           33-9480 by means of a
              Participation  Agreement to   November 6, 1986 Form
              Chemical Bank                 8-K Report

99.22         Pledge Agreement dated as of  28.1 to APS' January 21,      1-4473      2-15-90
              January 31, 1990, between     1990 Form 8-K Report
              Pinnacle West Capital
              Corporation as Pledgor and
              Citibank, N.A. as Collateral
              Agent

99.23         Arizona Corporation           28.1 to APS' 1991 Form 10-K   1-4473      3-19-92
              Commission Order dated        Report
              December 6, 1991

99.24         Arizona Corporation           10.1 to APS' June 1994 Form   1-4473      8-12-94
              Commission Order dated June   10-Q Report
              1, 1994

99.25         Rate Reduction Agreement      10.1 to APS' December 4,      1-4473     12-14-95
              dated December 4, 1995        1995 8-K Report
              between APS and the ACC Staff

- - ----------

   (a)Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

   (b)An additional document, substantially identical in all material respects to this Exhibit, has been entered into, relating to an additional Equity Participant. Although such additional document may differ in other respects (such as dollar amounts, percentages, tax indemnity matters, and dates of execution), there are no material details in which such document differs from this Exhibit.

   (c)Additional agreements, substantially identical in all material respects to this Exhibit have been entered into with additional persons. Although such additional documents may differ in other respects (such as dollar amounts and dates of execution), there are no material details in which such agreements differ from this Exhibit.

REPORTS ON FORM 8-K

   During the quarter ended December 31, 1995, and the period ended March 28, 1996, the Company did not file any Report on Form 8-K.

   Report filed December 14, 1995 regarding APS' Rate Reduction Agreement with the ACC Staff dated December 4, 1995.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PINNACLE WEST CAPITAL CORPORATION
                                           (Registrant)
Date: March 29, 1996
                                            RICHARD SNELL
                             ---------------------------------------------------
                            (Richard Snell, Chairman of the Board of Directors,
                                 President and Chief Executive Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       SIGNATURE                                  TITLE                  DATE
- - ------------------------------------------------------ ------------------------- ------------------
                      RICHARD SNELL
 ------------------------------------------------------
  (Richard Snell, Chairman of the Board of Directors,  Principal Executive
 President and Chief Executive Officer)                Officer and Director      March 29, 1996

                     WILLIAM J. POST                    Principal Financial
 ------------------------------------------------------ Officer and Principal
      (William J. Post, Executive Vice President)      Accounting Officer        March 29, 1996

                  O. MARK DEMICHELE
 ------------------------------------------------------
                   (O. Mark DeMichele)                 Director                  March 29, 1996

                      PAMELA GRANT
 ------------------------------------------------------
                     (Pamela Grant)                    Director                  March 29, 1996

                  ROY A. HERBERGER, JR.
 ------------------------------------------------------
                 (Roy A. Herberger, Jr.)               Director                  March 29, 1996

                     MARTHA O. HESSE
 ------------------------------------------------------
                    (Martha O. Hesse)                  Director                  March 29, 1996

                WILLIAM S. JAMIESON, JR.
 ------------------------------------------------------
               (William S. Jamieson, Jr.)              Director                  March 29, 1996

                     H. B. SARGENT
 ------------------------------------------------------
                     (H. B. Sargent)                   Director                  March 29, 1996

                   JOHN R. NORTON, III
 ------------------------------------------------------
                  (John R. Norton, III)                Director                  March 29, 1996

                    HUMBERTO S. LOPEZ
 ------------------------------------------------------
                   (Humberto S. Lopez)                 Director                  March 29, 1996

                    DOUGLAS J. WALL
 ------------------------------------------------------
                    (Douglas J. Wall)                  Director                  March 29, 1996

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

                                                 COMMISSION FILE NUMBER 1-8962
================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ----------

                                 EXHIBITS TO


                                1995 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1995
                                  ----------
                      PINNACLE WEST CAPITAL CORPORATION
              (Exact name of registrant as specified in charter)

================================================================================

                              INDEX TO EXHIBITS

 EXHIBIT NO.                                     DESCRIPTION
- - --------------- ---------------------------------------------------------------------------
 3.1        --  Bylaws, amended as of February 21, 1996
10.1(a)     --  Summary of the Pinnacle West Capital Corporation 1996 Bonus Plan
10.2(a)     --  First Amendment to Employment Agreement, effective as of March 31, 1995, between Richard Snell and the Company
22          --  Subsidiaries of the Company
23.1        --  Consent of Deloitte & Touche LLP
27.1        --  Financial Data Schedule

- - ----------

   (a)Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.