Form 10-Q
period 1996-03-31
PINNACLE WEST CAPITAL CORP
filed 1996-05-15
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996
                              ---------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________

Commission file number     1-8962
                      ---------------

                        PINNACLE WEST CAPITAL CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Arizona                                                 86-0512431
- -------------------------------                              ------------------
(State or other jurisdiction of                                (I.R.S. Employer
Incorporation or organization)                               Identification No.)

400 E. Van Buren St., P.O. Box  52132,   Phoenix,  Arizona            85072-2132
- ----------------------------------------------------------           -----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:              (602) 379-2500

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                 Number of shares of common stock, no par value,
                  outstanding as of May 14, 1996:  87,432,153

                                    Glossary
                                    --------

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

AFUDC - Allowance for funds used during construction

APS - Arizona Public Service Company

Company - Pinnacle West Capital Corporation

El Dorado - El Dorado Investment Company

EPA - Environmental Protection Agency

ITCs - Investment tax credits

1995 10-K - Pinnacle West Capital Corporation Annual Report on Form 10-K for the
            fiscal year ended  December 31, 1995

Palo Verde - Palo Verde Nuclear Generating Station

Pinnacle West - Pinnacle West Capital Corporation

PRP's - Potentially Responsible Parties

SEC - Securities and Exchange Commission

SunCor - SunCor Development Company

Superfund - Comprehensive Environmental Response, Compensation and Liability Act

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements.
- -----------------------------

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                               Three Months Ended
                                                                    March 31,
                                                              1996           1995
                                                          ----------     ----------
 Operating Revenues
   Electric                                               $  345,261     $  336,968
   Real estate                                                15,994          9,146
                                                          ----------     ----------
Total                                                        361,255        346,114
                                                          ----------     ----------

Fuel Expenses
   Fuel for electric generation                               42,334         46,710
   Purchased power                                            13,938          8,210
                                                          ----------     ----------
Total                                                         56,272         54,920
                                                          ----------     ----------

Operating Expenses
   Utility operations and maintenance                         87,743         91,432
   Real estate operations                                     17,542          7,495
   Depreciation and amortization                              58,935         60,847
   Taxes other than income taxes                              34,201         35,721
                                                          ----------     ----------
Total                                                        198,421        195,495
                                                          ----------     ----------
Operating Income                                             106,562         95,699
                                                          ----------     ----------

Other Income (Deductions)
   Allowance for equity funds used during construction         1,675          1,186
   Interest on long-term debt                                (45,909)       (54,920)
   Other interest                                             (4,846)        (3,236)
   Allowance for borrowed funds used during construction       3,237          1,996
   Preferred stock dividend requirements of APS               (4,477)        (4,807)
   Other-net                                                   1,667          4,592
                                                          ----------     ----------
Total                                                        (48,653)       (55,189)
                                                          ----------     ----------
Income Before Income Taxes and Extraordinary Charge           57,909         40,510
Income Tax Expense                                            23,050         15,887
                                                          ----------     ----------
Income Before Extraordinary Charge                            34,859         24,623
Extraordinary Charge for Early Retirement of Debt -
     Net of Income Tax of $2,437                              (3,597)            --
                                                          ----------     ----------
Net Income                                                $   31,262     $   24,623
                                                          ==========     ==========
Average Common Shares Outstanding                         87,450,355     87,393,085

Earnings Per Average Common Share Outstanding
     Income before extraordinary charge                   $     0.40     $     0.28
     Extraordinary charge                                      (0.04)            --
                                                          ----------     ----------
Total                                                     $     0.36     $     0.28
                                                          ==========     ==========

Dividends Declared Per Share                              $    0.250     $    0.225
                                                          ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                              Twelve Months Ended
                                                                    March 31,
                                                             1996           1995
                                                         -----------    -----------
Operating Revenues
   Electric                                              $ 1,623,245    $ 1,617,087
   Real estate                                                61,694         58,975
                                                         -----------    -----------
Total                                                      1,684,939      1,676,062
                                                         -----------    -----------

Fuel Expenses
   Fuel for electric generation                              204,552        225,845
   Purchased power                                            66,598         61,733
                                                         -----------    -----------
Total                                                        271,150        287,578
                                                         -----------    -----------

Operating Expenses
   Utility operations and maintenance                        397,125        405,732
   Real estate operations                                     60,391         58,623
   Depreciation and amortization                             242,077        239,978
   Taxes other than income taxes                             140,909        143,152
                                                         -----------    -----------
Total                                                        840,502        847,485
                                                         -----------    -----------
Operating Income                                             573,287        540,999
                                                         -----------    -----------

Other Income (Deductions)
   Allowance for equity funds used during construction         5,471          4,281
   Palo Verde accretion income                                    --         13,616
   Interest on long-term debt                               (200,282)      (228,366)
   Other interest                                            (18,585)       (14,434)
   Allowance for borrowed funds used during construction      10,306          6,271
   Preferred stock dividend requirements of APS              (18,804)       (22,571)
   Other-net                                                  (6,421)        21,471
                                                         -----------    -----------
Total                                                       (228,315)      (219,732)
                                                         -----------    -----------
Income Before Income Taxes and Extraordinary Charge          344,972        321,267
                                                         -----------    -----------
Income Taxes
   Income tax expense                                        135,128        144,414
   Non-recurring income tax benefit                               --        (26,770)
                                                         -----------    -----------
Total                                                        135,128        117,644
                                                         -----------    -----------
Income Before Extraordinary Charge                           209,844        203,623
Extraordinary Charge for Early Retirement of Debt -
     Net of Income Tax of $10,271                            (15,168)            --
                                                         -----------    -----------
Net Income                                               $   194,676    $   203,623
                                                         ===========    ===========

Average Common Shares Outstanding                         87,433,201     87,405,051

Earnings Per Average Common Share Outstanding
     Income before extraordinary charge                  $      2.40    $      2.33
     Extraordinary charge                                      (0.17)            --
                                                         -----------    -----------
Total                                                    $      2.23    $      2.33
                                                         ===========    ===========

Dividends Declared Per Share                             $     0.950    $     0.850
                                                         ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                     ASSETS
                                     ------
                             (Thousands of Dollars)


                                                       March 31,  December 31,
                                                         1996        1995
                                                      ----------  ----------

Current Assets
   Cash and cash equivalents                          $   37,111  $   79,539
   Customer and other receivables--net                   109,127     131,393
   Accrued utility revenues                               44,090      53,519
   Material and supplies                                  77,660      78,271
   Fossil fuel                                            21,284      21,722
   Deferred income taxes                                  46,339      46,355
   Other current assets                                   30,856      19,671
                                                      ----------  ----------
      Total current assets                               366,467     430,470
                                                      ----------  ----------

Investments and Other Assets
   Real estate investments--net                          418,785     411,693
   Other assets                                          160,311     151,127
                                                      ----------  ----------
      Total investments and other assets                 579,096     562,820
                                                      ----------  ----------

Utility Plant
   Electric plant in service and held for future use 6,559,022 6,544,860 Less accumulated depreciation and
     amortization                                      2,279,736   2,231,614
                                                      ----------  ----------
      Total                                            4,279,286   4,313,246
   Construction work in progress                         300,552     281,757
   Nuclear fuel, net of amortization                      59,788      52,084
                                                      ----------  ----------
      Net utility plant                                4,639,626   4,647,087
                                                      ----------  ----------

Deferred Debits
   Regulatory asset for income taxes                     546,881     548,464
   Palo Verde Unit 3 cost deferral                       281,135     283,426
   Palo Verde Unit 2 cost deferral                       164,358     165,873
   Other deferred debits                                 364,158     358,912
                                                      ----------  ----------
      Total deferred debits                            1,356,532   1,356,675
                                                      ----------  ----------

Total Assets                                          $6,941,721  $6,997,052
                                                      ==========  ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                             LIABILITIES AND EQUITY
                             ----------------------
                             (Thousands of Dollars)


                                                March 31,  December 31,
                                                  1996       1995
                                               ---------- -----------
Current Liabilities
   Accounts payable                           $    81,862 $   114,963
   Accrued taxes                                  153,351      95,962
   Accrued interest                                30,911      48,958
   Short-term borrowings                          159,600     177,800
   Current maturities of long-term debt           167,242       8,780
   Customer deposits                               35,437      32,746
   Other current liabilities                       31,499      25,284
                                              ----------- -----------
      Total current liabilities                   659,902     504,493
                                              ----------- -----------

Long-Term Debt Less Current Maturities          2,309,891   2,510,709
                                              ----------- -----------

Deferred Credits and Other
   Deferred income taxes                        1,327,601   1,327,881
   Deferred investment tax credit                  93,470      97,897
   Unamortized gain - sale of utility plant        90,371      91,514
   Other                                          324,093     314,910
                                              ----------- -----------
      Total deferred credits and other          1,835,535   1,832,202
                                              ----------- -----------

Commitments and Contingencies (Notes 6 and 7)

Minority Interests
   Non-redeemable preferred stock of APS          174,089     193,561
                                              ----------- -----------

   Redeemable preferred stock of APS               72,000      75,000
                                              ----------- -----------

Common Stock Equity
   Common stock, no par value                   1,638,496   1,638,684
   Retained earnings                              251,808     242,403
                                              ----------- -----------
      Total common stock equity                 1,890,304   1,881,087
                                              ----------- -----------

Total Liabilities and Equity                  $ 6,941,721 $ 6,997,052
                                              =========== ===========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                             (THOUSANDS OF DOLLARS)
                                                          Three Months Ended
                                                               March 31,
                                                          1996        1995
                                                       ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before extraordinary charge                     $   34,859  $   24,623

   Items not requiring cash
      Depreciation and amortization                        67,538      68,705
      Deferred income taxes--net                            1,319       4,531
      Allowance for equity funds used during
      construction                                         (1,675)     (1,186)
      Deferred investment tax credit                       (4,427)     (2,830)
      Other--net                                           (1,432)      3,738
   Changes in current assets and liabilities
      Customer and other receivables - net                 22,528      24,770
      Accrued utility revenues                              9,429       9,885
      Materials, supplies and fossil fuel                   1,049      (1,035)
      Other current assets                                   (441)     (3,231)
      Accounts payable                                    (34,440)    (29,756)
      Accrued taxes                                        57,389      48,517
      Accrued interest                                    (18,047)    (17,120)
      Other current liabilities                            13,013      14,377
   Decrease (increase) in land held                         2,975      (6,539)
   Other--net                                               9,539     (16,106)
                                                       ----------  ----------
Net Cash Flow Provided By Operating Activities            159,176     121,343
                                                       ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                   (60,138)    (69,548)
   Allowance for borrowed funds used during
   construction                                            (3,237)     (1,996)
   Sale of property                                         2,824          --
   Other--net                                             (10,852)         19
                                                       ----------  ----------
Net Cash Flow Used For Investing Activities               (71,403)    (71,525)
                                                       ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                              33,511      81,811
   Short-term borrowings--net                             (18,200)    (51,000)
   Dividends paid on common stock                         (21,857)    (19,665)
   Repayment of long-term debt                            (97,398)    (74,951)
   Redemption of preferred stock                          (23,410)         (4)
   Extraordinary charge for early retirement of debt       (3,597)         --
   Other--net                                                 750         (74)
                                                       ----------  ----------
Net Cash Flow Used For Financing Activities              (130,201)    (63,883)
                                                       ----------  ----------
Net Cash Flow                                             (42,428)    (14,065)
Cash and Cash Equivalents at Beginning of Period           79,539      34,719
                                                       ----------  ----------
Cash and Cash Equivalents at End of Period             $   37,111  $   20,654
                                                       ==========  ==========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized             $   63,039  $   72,085
      Income taxes                                     $       --  $       --

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements include the accounts of Pinnacle West and its subsidiaries: APS, SunCor and El Dorado. All significant intercompany balances have been eliminated. Certain prior year balances have been restated to conform to the current year presentation.

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Pinnacle West and its subsidiaries as of March 31, 1996, the results of operations for the three months and twelve months ended March 31, 1996 and 1995, and the cash flows for the three months ended March 31, 1996 and 1995. It is suggested that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the 1995 10-K.

3. The operations of APS are subject to seasonal fluctuations, with variations occurring in energy usage by customers from season to season and from month to month within a season, primarily as a result of changing weather conditions. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the three months ended March 31, 1996.

5.       Regulatory Matters

Regulatory Agreement

         In April 1996 the ACC approved a regulatory agreement between APS and the ACC Staff. This agreement is substantially the same as the agreement proposed by APS and the ACC Staff in December 1995. The major provisions of the 1996 regulatory agreement are:

* An annual rate reduction of approximately $48.5 million ($29 million after income taxes), or an average 3.4% for all customers except certain contract customers, effective July 1, 1996.

* Recovery of substantially all of APS' present regulatory assets through accelerated amortization over an eight-year period beginning July 1, 1996, increasing annual amortization by approximately $120 million ($72 million after income taxes).

* A formula for sharing future cost savings between customers and shareholders, referencing a return on equity (as defined) of 11.25%.
* A moratorium on filing for permanent rate changes, except under the sharing formula and under certain other limited circumstances, prior to July 2, 1999.
* Infusion of $200 million of common equity into APS by the parent company, in annual increments of $50 million starting in 1996.

         In recognition of evolving competition in the electric utility industry and an ongoing investigation by the ACC Staff into industry restructuring in an open competition docket involving many parties, the agreement also includes an element setting out a number of issues which APS and the ACC Staff agree the ACC should be requested to consider in developing restructuring policies. See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1995 10-K for further discussion of the industry restructuring element of the agreement.

1994 Settlement Agreement

         In May 1994 the ACC approved a retail rate settlement agreement which provided for a net annual retail rate reduction of approximately $32 million ($19 million after income taxes), or 2.2% on average, effective June 1, 1994. As part of the settlement, in 1994 APS reversed approximately $20 million of depreciation ($15 million after income taxes) related to a 1991 Palo Verde write-off. The 1994 rate settlement also provided for the accelerated amortization of substantially all deferred ITCs over a five-year period beginning in 1995, resulting in a decrease in annual consolidated income tax expense of approximately $18 million.

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

7. APS has encountered tube cracking in the Palo Verde steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically in conjunction with inspections made during scheduled outages of the Palo Verde units. APS' ongoing analyses indicate that it will be economically desirable for APS to replace the Unit 2 steam generators, which have been most affected by tube cracking, in five to ten years. APS expects that the steam generator replacement can be accomplished within financial parameters established before replacement was a consideration, and APS estimates that its share of the replacement costs (in 1996 dollars and including installation and replacement power costs) will be between $30 million and $50 million, most of which will be incurred after the year 2000. APS expects that the replacement would be performed in conjunction with a normal refueling outage in order to limit incremental outage time to approximately 50 days. Based on the latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although APS will continue its normal periodic assessment of these steam generators.

PINNACLE WEST CAPITAL CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

         The following discussion relates to Pinnacle West and its subsidiaries:
APS, SunCor and El Dorado.


LIQUIDITY AND CAPITAL RESOURCES

Parent Company
- --------------

         The parent company's cash requirements and its ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the 1995 10-K.

         During March 1996 the parent company's prepaid $30 million of its debt, incurring a prepayment penalty of $3.6 million after income taxes, reducing the aggregate principal amount to approximately $280 million. The parent company's plans to prepay an additional $70 million of long-term debt, and perhaps do some refinancing in 1996, resulting in additional prepayment penalties.

         As a result of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), The parent company will infuse $200 million into APS, in annual increments of $50 million starting in 1996.

         The Board declared a quarterly dividend of 25 cents per share of common stock, payable June 1, 1996 to shareholders of record on May 1, 1996, totaling approximately $21.9 million.

APS
- ---

         For the three months ended March 31, 1996 APS incurred approximately $58 million in capital expenditures, accounting for approximately 24% of the most recently estimated 1996 capital expenditures. APS has estimated total capital expenditures for the years 1996, 1997 and 1998 to be approximately $246 million, $242 million and $244 million, respectively. These amounts include about $30 million each year for nuclear fuel expenditures.

         Obligations for redemptions of preferred stock and long-term debt, a capitalized lease obligation, and certain actual and anticipated early redemptions, including premiums thereon, are expected to total approximately $123 million, $164 million and $114 million for the years 1996, 1997 and 1998, respectively. During the three months ended March 31, 1996, APS redeemed approximately $51 million of its long-term debt and approximately $23 million of its preferred stock, and incurred $25 million of long-term debt under a revolving credit agreement. It is APS' present intention over the next several years to use excess cash flow to retire debt and preferred stock.

         Although provisions in APS' bond indenture, articles of incorporation and financing orders from the ACC restrict the issuance of additional first mortgage bonds and preferred stock, management does not expect any of these restrictions to limit APS' ability to meet its capital requirements.


OPERATING RESULTS

The following table shows the income and/or loss of Pinnacle West and its subsidiaries for the three-month and twelve-month periods ended March 31, 1996 and 1995:

                                 Income (Loss)
                                  (Unaudited)
                             (Thousands of Dollars)


                         Three Months Ended             Twelve Months Ended
                              March 31,                       March 31,
                         1996           1995             1996          1995
                      --------       --------         ---------     ---------

APS                   $ 41,129       $ 33,025         $ 228,540     $ 220,279

SunCor                  (1,210)         1,167             1,701           742

El Dorado                 (136)          (857)            9,228        (4,438)

Pinnacle West(1)        (8,521)        (8,712)          (44,793)      (12,960)

                      --------       --------         ---------     ---------
NET INCOME            $ 31,262       $ 24,623         $ 194,676     $ 203,623
                      ========       ========         =========     =========

(1) Includes Pinnacle West's interest expense, extraordinary charge for early retirement of debt and operating expense net of income tax benefits. Income tax benefits are as follows (in thousands): $5,098 and $3,994 for the three months ended March 31, 1996 and 1995, respectively; and $22,211 and $51,565 for the twelve months ended March 31, 1996 and 1995, respectively.

APS
- ---

Operating Results - Three-month period ended March 31, 1996 compared to three-month period ended March 31, 1995

         Earnings increased in the three-month period ended March 31, 1996 primarily due to customer growth, lower operations and maintenance expenses, and lower interest expense. Operations and maintenance expenses decreased due to fewer nuclear refueling outage days. Interest expense decreased due to lower rates and lower average debt balances. Partially offsetting these positive factors was a decrease in other income caused by the recognition of a gain on the sale of a small subsidiary in 1995.

Operating Results - Twelve-month period ended March 31, 1996 compared to twelve-month period ended March 31, 1995

         Earnings increased in the twelve-month period ended March 31, 1996 primarily due to customer growth, accelerated investment tax credit amortization, lower fuel costs, and lower operations and maintenance expenses. The accelerated investment tax credit amortization was a result of the 1994 rate settlement (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report) and is reflected as a decrease in income tax expense. Fuel expense decreased due largely to lower fuel prices. Operations and maintenance expenses decreased due to employee severance costs incurred in 1994, lower fossil plant overhaul costs, and improved nuclear operations.

         Partially offsetting these positive factors were milder weather, the reversal in 1994 of certain previously recorded depreciation related to Palo Verde, the absence of non-cash accretion income and revenue refund reversals related to a 1991 rate settlement (see Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1995 10-K), write-downs of an office building and certain inventory, and a decrease in other income caused by the recognition of a gain on the sale of a small subsidiary in the first quarter of 1995.

Non-utility Operations
- ----------------------

         The parent company incurred extraordinary charges in the prepayment of debt in the three-month and twelve-month periods. Interest expense decreased in both periods due primarily to debt reduction. Additionally, the parent company's income tax benefit decreased in the twelve-month period due to a 1994 non-recurring income tax benefit of approximately $26.8 million related to a change in tax law.

         SunCor's earnings decreased in the three-month period due to the expiration of a lease agreement related to the Wigwam Resort in 1995. Earnings increased in the twelve-month period as a result of increased earnings in joint ventures.

El Dorado's earnings increased in the three-month period due to a 1995 loss on a sale of an investment. The twelve-month earnings increased due to sales of investments and an investment writedown in 1994.

Other Income
- ------------

         Other income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including AFUDC and accretion income on Palo Verde Unit 3, which APS completed recording in May 1994. See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1995 10-K.

                           PART II. OTHER INFORMATION
                           --------------------------


         The following information relates primarily to Pinnacle West and its principal subsidiary, APS.

  ITEM 1.      Legal Proceedings
  ------------------------------

        Property Taxes
        --------------

         As previously reported, in November 1995, the Arizona Court of Appeals held that an Arizona state property tax law, effective December 31, 1989, is unconstitutional and a lawsuit filed by the Palo Verde participants, including APS, was returned to the Arizona Tax Court for determination of the appropriate remedy consistent with that decision. See "Property Taxes" in Part I, Item 3 of the 1995 10-K. On April 23, 1996 the parties reached an agreement to settle the pending litigation. Pursuant to the tentative settlement, APS will relinquish its claims for relief with respect to prior years and the defendants will not challenge the Court of Appeals' decision concerning prospective relief (for tax years 1996 and thereafter). APS does not expect this matter to have a material impact on its financial position or results of operations.

ITEM 5.  Other Information
- --------------------------

        Palo Verde Nuclear Generating Station
        -------------------------------------

        See Note 7 of Notes to Condensed  Consolidated  Financial  Statements in
  Part I, Item 1 of this report for a discussion of issues regarding the Palo Verde steam generators.

        Environmental Matters
        ---------------------

         The Comprehensive Environmental Response, Compensation, and Liability Act ("Superfund") establishes liability for the cleanup of hazardous substances found contaminating the soil, water, or air. Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties ("PRP's") and are each strictly, and usually jointly and severally, liable for the cost of the remediation of the substances. The EPA had previously advised APS that the EPA considers APS to be a PRP in the Indian Bend Wash Superfund Site, South Area, where APS's Ocotillo Power Plant is located. APS is in the process of conducting a voluntary investigation to determine the extent and scope of contamination at the Plant site. Based on the information to date, APS does not expect this matter to have a material impact on its financial position or results of operations.

  ITEM 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------

         (a)  Exhibits

  Exhibit No.                Description
  -----------                -----------

  27                         Financial Data Schedule

         In   addition  to  the  Exhibit   shown  above,   the  Company   hereby
incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 by reference to the filings set forth below:

                                    Previously Filed      File            Date
Exhibit No.     Description            As Exhibit          No.         Effective
- -----------     -----------            ----------          ---         ---------

10.1            ACC Order dated       10.1 to APS'       1-4473         5/14/96
                April 24, 1996        March 1996
                                      Form 10-Q report


         (b)  Reports on Form 8-K

         During the quarter ended March 31, 1996, and the period ended May 15, 1996, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PINNACLE WEST CAPITAL CORPORATION
                                                              (Registrant)


Dated: May 15, 1996                      By:    /s/ Nancy Newquist
                                               -------------------
                                                Nancy Newquist
                                                Vice President and Treasurer
                                                (Principal Financial Officer and
                                                Officer Duly Authorized to sign
                                                this Report)