Form 10-Q
period 1996-06-30
PINNACLE WEST CAPITAL CORP
filed 1996-08-12
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996
                               ------------------------

                                                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

Commission file number     1-8962
                      ---------------

                        PINNACLE WEST CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Arizona                                                 86-0512431
- - -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)

400 E. Van Buren St., P.O. Box  52132,   Phoenix,  Arizona            85072-2132
- - ----------------------------------------------------------           -----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (602) 379-2500

- - --------------------------------------------------------------------------------
(Former  name,  former  address and former  fiscal year,  if changed  since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X      No
                                   -------     --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Number of shares of common stock, no par value,
                  outstanding as of August 1, 1996: 87,443,399

                                    Glossary
                                    --------

ACC -- Arizona Corporation Commission

ACC Staff -- Staff of the Arizona Corporation Commission

AFUDC -- Allowance for funds used during construction

APS -- Arizona Public Service Company

Company -- Pinnacle West Capital Corporation

El Dorado -- El Dorado Investment Company

EPA -- Environmental Protection Agency

ITCs -- Investment tax credits

March 10-Q -- Pinnacle West Capital Corporation Quarterly Report on
              Form 10-Q for the fiscal quarter ended March 31, 1996

1995 10-K -- Pinnacle West Capital Corporation Annual Report on Form 10-K for
             the fiscal year ended December 31, 1995

Palo Verde -- Palo Verde Nuclear Generating Station

Pinnacle West -- Pinnacle West Capital Corporation

SunCor -- SunCor Development Company

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements.
- - -----------------------------

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                     Three Months Ended
                                                                          June 30,
                                                                    1996            1995
                                                                ------------    ------------
Operating Revenues
   Electric                                                     $    426,658    $    380,178
   Real estate                                                        26,150          13,053
                                                                ------------    ------------
Total                                                                452,808         393,231
                                                                ------------    ------------

Fuel Expenses
   Fuel for electric generation                                       57,289          44,823
   Purchased power                                                    22,466          17,814
                                                                ------------    ------------
Total                                                                 79,755          62,637
                                                                ------------    ------------

Operating Expenses
   Utility operations and maintenance                                100,296          94,251
   Real estate operations                                             25,811          12,856
   Depreciation and amortization                                      59,342          60,843
   Taxes other than income taxes                                      35,510          35,435
                                                                ------------    ------------
Total                                                                220,959         203,385
                                                                ------------    ------------
Operating Income                                                     152,094         127,209
                                                                ------------    ------------

Other Income (Deductions)
   Allowance for equity funds used during construction                 2,003           1,348
   Interest on long-term debt                                        (44,675)        (52,677)
   Other interest                                                     (6,201)         (4,517)
   Allowance for borrowed funds used during construction               2,164           2,355
   Preferred stock dividend requirements of APS                       (4,326)         (4,776)
   Other-net                                                            (980)          1,286
                                                                ------------    ------------
Total                                                                (52,015)        (56,981)
                                                                ------------    ------------
Income Before Income Taxes and Extraordinary Charge                  100,079          70,228
Income Tax Expense                                                    38,625          27,979
                                                                ------------    ------------
Income Before Extraordinary Charge                                    61,454          42,249
Extraordinary Charge for Early Retirement of Debt,
     Net of Income Tax of $1,674                                      (2,471)              -
                                                                ------------    ------------
Net Income                                                      $     58,983    $     42,249
                                                                ============    ============

Average Common Shares Outstanding                                 87,420,263      87,403,426

Earnings Per Average Common Share Outstanding:
     Income Before Extraordinary Charge                         $       0.70    $       0.48
     Extraordinary Charge                                              (0.03)              -
                                                                ------------    ------------
Total                                                           $       0.67    $       0.48
                                                                ============    ============


Dividends Declared Per Share                                    $      0.250    $      0.225
                                                                ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                   Six Months Ended
                                                                       June 30,
                                                                 1996            1995
                                                             ------------    ------------
Operating Revenues
   Electric                                                  $    771,919    $    717,146
   Real estate                                                     42,144          22,199
                                                             ------------    ------------
Total                                                             814,063         739,345
                                                             ------------    ------------

Fuel Expenses
   Fuel for electric generation                                    99,623          91,533
   Purchased power                                                 36,404          26,024
                                                             ------------    ------------
Total                                                             136,027         117,557
                                                             ------------    ------------

Operating Expenses
   Utility operations and maintenance                             188,039         185,683
   Real estate operations                                          43,353          20,351
   Depreciation and amortization                                  118,277         121,690
   Taxes other than income taxes                                   69,711          71,156
                                                             ------------    ------------
Total                                                             419,380         398,880
                                                             ------------    ------------
Operating Income                                                  258,656         222,908
                                                             ------------    ------------

Other Income (Deductions)
   Allowance for equity funds used during construction              3,678           2,534
   Interest on long-term debt                                     (90,584)       (107,597)
   Other interest                                                 (11,047)         (7,753)
   Allowance for borrowed funds used during construction            5,401           4,351
   Preferred stock dividend requirements of APS                    (8,803)         (9,583)
   Other-net                                                          687           5,878
                                                             ------------    ------------
Total                                                            (100,668)       (112,170)
                                                             ------------    ------------
Income Before Income Taxes and Extraordinary Charge               157,988         110,738
Income Tax Expense                                                 61,675          43,866
                                                             ------------    ------------
Income Before Extraordinary Charge                                 96,313          66,872
Extraordinary Charge for Early Retirement of Debt,
     Net of Income Tax of $4,110                                   (6,068)              -
                                                             ------------    ------------
Net Income                                                   $     90,245    $     66,872
                                                             ============    ============

Average Common Shares Outstanding                              87,435,309      87,398,822

Earnings Per Average Common Share Outstanding:
     Income Before Extraordinary Charge                      $       1.10    $       0.77
     Extraordinary Charge                                           (0.07)              -
                                                             ------------    ------------
Total                                                        $       1.03    $       0.77
                                                             ============    ============

Dividends Declared Per Share                                 $      0.500    $      0.450
                                                             ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                      Twelve Months Ended
                                                                           June 30,
                                                                      1996            1995
                                                                  ------------    ------------
Operating Revenues
   Electric                                                       $  1,669,725    $  1,600,109
   Real estate                                                          74,791          56,592
                                                                  ------------    ------------
Total                                                                1,744,516       1,656,701
                                                                  ------------    ------------

Fuel Expenses
   Fuel for electric generation                                        217,018         210,578
   Purchased power                                                      71,250          63,243
                                                                  ------------    ------------
Total                                                                  288,268         273,821
                                                                  ------------    ------------

Operating Expenses
   Utility operations and maintenance                                  403,170         391,539
   Real estate operations                                               73,346          55,877
   Depreciation and amortization                                       240,576         242,868
   Taxes other than income taxes                                       140,984         141,717
                                                                  ------------    ------------
Total                                                                  858,076         832,001
                                                                  ------------    ------------
Operating Income                                                       598,172         550,879
                                                                  ------------    ------------

Other Income (Deductions)
   Allowance for equity funds used during construction                   6,126           4,652
   Interest on long-term debt                                         (192,280)       (223,841)
   Other interest                                                      (20,269)        (14,974)
   Allowance for borrowed funds used during construction                10,115           7,276
   Preferred stock dividend requirements of APS                        (18,354)        (20,375)
   Other-net                                                            (8,687)          2,662
                                                                  ------------    ------------
Total                                                                 (223,349)       (244,600)
                                                                  ------------    ------------
Income Before Income Taxes and Extraordinary Charge                    374,823         306,279
                                                                  ------------    ------------
Income Taxes
   Income tax expense                                                  145,774         135,879
   Non-recurring income tax benefit                                          -         (26,770)
                                                                  ------------    ------------
Total                                                                  145,774         109,109
                                                                  ------------    ------------
Income Before Extraordinary Charge                                     229,049         197,170
Extraordinary Charge for Early Retirement of Debt,
     Net of Income Tax of $11,944                                      (17,639)              -
                                                                  ------------    ------------
Net Income                                                        $    211,410    $    197,170
                                                                  ============    ============

Average Common Shares Outstanding                                   87,437,388      87,401,261

Earnings Per Average Common Share Outstanding:
     Income Before Extraordinary Charge                           $       2.62    $       2.26
     Extraordinary Charge                                                (0.20)              -
                                                                  ------------    ------------
Total                                                             $       2.42    $       2.26
                                                                  ============    ============


Dividends Declared Per Share                                      $      0.975    $      0.875
                                                                  ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                     ASSETS
                                     ------
                             (Thousands of Dollars)

                                                               June 30,    December 31,
                                                                 1996          1995
                                                              ----------   -----------
Current Assets
   Cash and cash equivalents                                  $   18,865   $   79,539
   Customer and other receivables--net                           137,551      131,393
   Accrued utility revenues                                       63,932       53,519
   Material and supplies                                          77,242       78,271
   Fossil fuel                                                    17,422       21,722
   Deferred income taxes                                          46,316       46,355
   Other current assets                                           17,798       19,671
                                                              ----------   ----------
      Total current assets                                       379,126      430,470
                                                              ----------   ----------

Investments and Other Assets
   Real estate investments--net                                  410,729      411,693
   Other assets                                                  167,933      151,127
                                                              ----------   ----------
      Total investments and other assets                         578,662      562,820
                                                              ----------   ----------

Utility Plant
   Electric plant in service and held for future use           6,643,725    6,544,860
   Less accumulated depreciation and
     amortization                                              2,334,170    2,231,614
                                                              ----------   ----------
      Total                                                    4,309,555    4,313,246
   Construction work in progress                                 271,889      281,757
   Nuclear fuel, net of amortization                              52,404       52,084
                                                              ----------   ----------
      Net utility plant                                        4,633,848    4,647,087
                                                              ----------   ----------

Deferred Debits
   Regulatory asset for income taxes                             544,615      548,464
   Palo Verde Unit 3 cost deferral                               278,845      283,426
   Palo Verde Unit 2 cost deferral                               162,842      165,873
   Other deferred debits                                         366,924      358,912
                                                              ----------   ----------
      Total deferred debits                                    1,353,226    1,356,675
                                                              ----------   ----------

Total Assets                                                  $6,944,862   $6,997,052
                                                              ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                             LIABILITIES AND EQUITY
                             ----------------------
                             (Thousands of Dollars)

                                                         June 30,       December 31,
                                                           1996             1995
                                                        ----------      ------------
Current Liabilities
   Accounts payable                                     $   99,189       $  114,963
   Accrued taxes                                           118,687           95,962
   Accrued interest                                         44,651           48,958
   Dividends payable                                        21,879                -
   Short-term borrowings                                   194,265          177,800
   Current maturities of long-term debt                    317,685            8,780
   Customer deposits                                        34,709           32,746
   Other current liabilities                                33,437           25,284
                                                        ----------       ----------
      Total current liabilities                            864,502          504,493
                                                        ----------       ----------

Long-Term Debt Less Current Maturities                   2,116,131        2,510,709
                                                        ----------       ----------

Deferred Credits and Other
   Deferred income taxes                                 1,327,677        1,327,881
   Deferred investment tax credit                           86,691           97,897
   Unamortized gain - sale of utility plant                 89,227           91,514
   Other                                                   314,562          314,910
                                                        ----------       ----------
      Total deferred credits and other                   1,818,157        1,832,202
                                                        ----------       ----------

Commitments and Contingencies (Notes 6 and 7)

Minority Interests
   Non-redeemable preferred stock of APS                   173,526          193,561
                                                        ----------       ----------

   Redeemable preferred stock of APS                        66,000           75,000
                                                        ----------       ----------

Common Stock Equity
   Common stock, no par value                            1,639,492        1,638,684
   Retained earnings                                       267,054          242,403
                                                        ----------       ----------
      Total common stock equity                          1,906,546        1,881,087
                                                        ----------       ----------

Total Liabilities and Equity                            $6,944,862       $6,997,052
                                                        ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                             (THOUSANDS OF DOLLARS)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       1996         1995
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before extraordinary charge                                  $  96,313    $  66,872

   Items not requiring cash
      Depreciation and amortization                                   134,567      137,165
      Deferred income taxes--net                                        3,684       12,820
      Allowance for equity funds used during construction              (3,678)      (2,534)
      Deferred investment tax credit                                  (11,206)      (8,167)
      Other--net                                                       (1,711)       4,069
   Changes in current assets and liabilities
      Customer and other receivables -- net                            (5,896)      24,284
      Accrued utility revenues                                        (10,413)      (9,902)
      Materials, supplies and fossil fuel                               5,329        7,372
      Other current assets                                             12,617       (5,233)
      Accounts payable                                                (11,094)     (30,668)
      Accrued taxes                                                    22,725       21,596
      Accrued interest                                                 (4,307)      (3,892)
      Other current liabilities                                        14,225       11,391
   Decrease (increase) in land held                                     7,156      (10,592)
   Other--net                                                             557      (23,390)
                                                                    ---------    ---------
Net Cash Flow Provided By Operating Activities                        248,868      191,191
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                              (120,810)    (144,227)
   Allowance for borrowed funds used during construction               (5,401)      (4,351)
   Other--net                                                         (12,392)      (1,259)
                                                                    ---------    ---------
Net Cash Flow Used For Investing Activities                          (138,603)    (149,837)
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                                         108,993       96,673
   Short-term borrowings--net                                          16,465       47,755
   Dividends paid on common stock                                     (43,715)     (39,330)
   Repayment of long-term debt                                       (218,387)    (150,003)
   Redemption of preferred stock                                      (30,603)          (4)
   Extraordinary charge for early retirement of debt                   (6,068)           -
   Other--net                                                           2,376         (130)
                                                                    ---------    ---------
Net Cash Flow Used For Financing Activities                          (170,939)     (45,039)
                                                                    ---------    ---------
Net Cash Flow                                                         (60,674)      (3,685)
Cash and Cash Equivalents at Beginning of Period                       79,539       34,719
                                                                    ---------    ---------
Cash and Cash Equivalents at End of Period                          $  18,865    $  31,034
                                                                    =========    =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized                          $  95,810    $ 111,620
      Income taxes                                                  $  40,000    $  21,317

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

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Pinnacle West and its subsidiaries as of June 30, 1996, the results of operations for the three months, six months and twelve months ended June 30, 1996 and 1995, and the cash flows for the six months ended June 30, 1996 and 1995. It is suggested that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the 1995 10-K.

3. The operations of APS are subject to seasonal fluctuations, with variations occurring in energy usage by customers from season to season and from month to month within a season, primarily as a result of changing weather conditions. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the six months ended June 30, 1996.

5. Regulatory Matters

Regulatory Agreement

         In April 1996, the ACC approved a regulatory agreement between APS and the ACC Staff. This agreement is substantially the same as the agreement proposed by APS and the ACC Staff in December 1995. The major provisions of the 1996 regulatory agreement are:

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

Competition and Electric Industry Restructuring

         In recognition of evolving competition in the electric utility industry and an ongoing investigation by the ACC Staff into industry restructuring in an open competition docket involving many parties, the 1996 regulatory agreement also includes an element setting out a number of issues which APS and the ACC Staff agree the ACC should be requested to consider in developing restructuring policies. See Note 3 of Notes to Consolidated Financial Statements in Part II,
Item 8 of the 1995 10-K for further discussion of the industry restructuring element of the agreement. As part of the competition docket, and in response to the ACC Staff's request, on June 28, 1996 APS filed its recommended phased retail access plan under which APS proposed generation market access to larger customers beginning in the year 2000 and expanding such access to smaller commercial and industrial customers, and eventually all customers, in successive steps thereafter. APS expects that the implementation of its plan would support effective competition, including resolving issues of exclusive service territory rights, obligation to serve, reciprocity and the recovery of potentially stranded costs. Other parties have also submitted their plans as part of this docket. The ACC Staff has advised that they presently intend to prepare a draft rule on competition and will solicit comments from all parties on the draft rule. APS cannot currently predict the outcome of this matter.

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

PINNACLE WEST CAPITAL CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition and
- - -------------------------------------------------------------------------
Results of Operations.
- - ----------------------

         The following discussion relates to Pinnacle West and its subsidiaries:
APS, SunCor and El Dorado.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company
- - --------------

         The parent company's cash requirements and its ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the 1995 10-K.

         During June 1996, the parent company prepaid $30 million of its debt, incurring a prepayment penalty of $2.5 million after income taxes, reducing the aggregate principal amount to approximately $250 million.

         On August 12, Pinnacle West will prepay the remaining $150 million of 11.61% bond debentures due March 2000, incurring an extraordinary charge of $14.3 million after income taxes. Proceeds for the debt prepayment will be from a short-term borrowing that will be refinanced with long-term debt at a later date.

         As a result of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), the parent company will infuse $200 million into APS, in annual increments of $50 million starting in 1996.

         The Board declared a quarterly dividend of 25 cents per share of common stock totaling approximately $21.9 million, payable September 1, 1996 to shareholders of record on August 1, 1996.

APS
- - ---

         For the six months ended June 30, 1996, APS incurred approximately $114 million in capital expenditures, accounting for approximately 44% of the most recently estimated 1996 capital expenditures. APS has estimated total capital expenditures for the years 1996, 1997 and 1998 to be approximately $260 million, $284 million and $284 million, respectively. These amounts include about $30 million each year for nuclear fuel expenditures.

         Required and optional redemptions of preferred stock and long-term debt, including premiums thereon, and a capitalized lease obligation are expected to total approximately $214 million, $164 million, and $114 million for the years 1996, 1997, and 1998, respectively. During the six months ended June 30, 1996, APS redeemed approximately $140 million of its long-term debt and approximately $30 million of its preferred stock, and incurred $100 million of long-term debt under a revolving credit agreement. It is APS' intention over the next several years to use excess cash flow to retire debt and preferred stock.

         Although provisions in APS' bond indenture, articles of incorporation and financing orders from the ACC restrict the issuance of additional first mortgage bonds and preferred stock, management does not expect any of these restrictions to limit APS' ability to meet its capital requirements.

OPERATING RESULTS

The following table shows the income and/or loss of Pinnacle West and its subsidiaries for the three-month, six-month and twelve-month periods ended June 30, 1996 and 1995:

                                  Income (Loss)
                                   (Unaudited)
                             (Thousands of Dollars)

                        Three Months Ended         Six Months Ended        Twelve Months Ended
                              June 30,                  June 30,                  June 30,
                         1996         1995         1996         1995         1996         1995
                      ---------    ---------    ---------    ---------    ---------    ---------

APS                   $  66,114    $  48,676    $ 107,243    $  81,701    $ 245,978    $ 210,076

SunCor                      118          187       (1,092)       1,354        1,632        1,329

El Dorado                    97        1,260          (39)         403        8,065       (2,721)

Pinnacle West (1)        (7,346)      (7,874)     (15,867)     (16,586)     (44,265)     (11,514)

                      ---------    ---------    ---------    ---------    ---------    ---------
NET INCOME            $  58,983    $  42,249    $  90,245    $  66,872    $ 211,410    $ 197,170
                      =========    =========    =========    =========    =========    =========

(1)Includes Pinnacle West's interest expense, extraordinary charge for early retirement of debt and operating expenses net of income tax benefits. Income tax benefits are as follows (in thousands): $3,177 and $4,134 for the three months ended June 30, 1996 and 1995, respectively; $8,274 and $8,128 for the six months ended June 30, 1996 and 1995, respectively; and $21,253 and $49,061 for the twelve months ended June 30, 1996 and 1995, respectively.
                                       12

APS
- - ---

Operating Results - Three-month period ended June 30, 1996 compared to three-month period ended June 30, 1995

         Earnings increased in the three-month period ended June 30, 1996 primarily due to increased operating revenues resulting from warmer weather and customer growth. Partially offsetting the increased operating revenues were increases in fuel expenses and operations and maintenance expenses. Fuel expenses were higher due to increased retail sales, higher coal prices, and higher natural gas costs. Operations and maintenance expenses increased primarily due to the timing of charges for employee incentive plans.

Operating Results - Six-month period ended June 30, 1996 compared to six-month period ended June 30, 1995

         Earnings  increased  in  the  six-month  period  ended  June  30,  1996 primarily  due to  increased  operating  revenues  and lower  interest  expense.
Operating revenues were higher due to customer growth and warmer weather. Interest expense decreased due to lower interest rates and lower debt balances. Partially offsetting these positive factors were an increase in fuel expenses and a gain on the sale of a small subsidiary in the first quarter of 1995. Fuel expenses were higher due to increased retail sales, higher coal prices, and higher natural gas costs.

Operating Results - Twelve-month period ended June 30, 1996 compared to twelve-month period ended June 30, 1995

         Earnings increased in the twelve-month period ended June 30, 1996 primarily due to increased operating revenues and accelerated investment tax credit amortization. Operating revenues increased due to customer growth, higher residential usage, and warmer weather. The accelerated investment tax credit amortization was a result of the 1994 rate settlement (see "Other Income" below) and is reflected as a decrease in income tax expense.

         Partially offsetting these positive factors were increased fuel expenses, write-downs of an office building and certain inventory, and a gain on the sale of a small subsidiary in the first quarter of 1995. Fuel expenses were higher primarily due to increased retail sales.

Non-utility Operations
- - ----------------------

         The parent company incurred extraordinary charges for the prepayment of debt in the three-month, six-month and twelve-month periods. Interest expense decreased in all periods due primarily to debt reduction. Additionally, the parent company's income tax benefit decreased in the twelve-month period due to a 1994 non-recurring income tax benefit of approximately $26.8 million related to a change in tax law.

         SunCor's earnings decreased in the six-month period due to the expiration in 1995 of a lease agreement related to the Wigwam Resort. Earnings increased in the twelve-month period as a result of increased earnings in joint ventures and management fees.

         El Dorado's earnings for the three-month and six-month periods decreased relative to the prior year periods because of the prior recognition of a gain from the sale of an investment in 1995. Earnings for the twelve-month period increased due to sales of investments, and also due to the absence of an investment writedown taken in the prior period.

Other Income
- - ------------

         Other income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including AFUDC. See Note 1 of Notes to Consolidated Financial Statements in
Part II, Item 8 of the 1995 10-K.

         As part of a 1994 rate settlement agreement with the ACC, the Company accelerated amortization of substantially all deferred ITCs over a five-year period beginning in 1995, resulting in a decrease in annual consolidated income tax expense of approximately $18 million.

REGULATORY MATTERS

         See Note 5 of Notes to Condensed  Consolidated  Financial Statements in
Part I, Item 1 of this report and Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1995 10-K for a discussion of APS' regulatory agreement and industry restructuring.

                           PART II. OTHER INFORMATION
                           --------------------------


         The following information relates primarily to Pinnacle West and its principal subsidiary, APS.

Item 1.      Legal Proceedings
- - ------------------------------

         Property Taxes
         --------------

         As previously reported, on April 23, 1996 the parties reached an agreement to settle the litigation in which the Arizona Court of Appeals held that an Arizona state property tax law, effective December 31, 1989, is unconstitutional and a lawsuit filed by the Palo Verde participants, including APS, was returned to the Arizona Tax Court for determination of the appropriate remedy consistent with that decision. See "Property Taxes" in Part II, Item 1 of the March 10-Q. On July 18, 1996, the Governor signed a new Arizona property tax law which amends the statute declared unconstitutional and is expected to reduce the aggregate property tax of APS by approximately $18 million (before income taxes) per year. Under the formula for potential future rate reduction pursuant to the 1996 regulatory agreement (see "Regulatory Matters - Regulatory Agreement" in Note 5 of Notes to Condensed Consolidated Financial Statements in
Part I, Item 1 of this report), the property tax reduction may reduce future retail rates. The parties to the litigation anticipate that a settlement will be reached pursuant to which APS will relinquish its claims for retrospective relief provided that the prospective relief provided by the new law is not changed (other than by changes in law affecting taxpayers generally) for a period of three years.

Item 4.    Submission of Matters to a Vote of Security-Holders
- - --------------------------------------------------------------

         At the Company's Annual Meeting of Shareholders held on May 22, 1996, the following persons were elected Class III Directors with a term to expire at the 1999 annual meeting:


                                                                    Abstentions
                                         Votes             Votes     and Broker
                                          For             Against    Non Votes
                                          ---             -------    ---------

Mark DeMichele                         77,886,740         721,440       N/A

John Norton                            77,913,791         694,389       N/A

Douglas Wall                           77,884,722         723,457       N/A

Item 5.  Other Information
- - --------------------------

         Environmental Matters
         ---------------------

         As previously reported, pursuant to the Clean Air Act Amendments of 1990, the EPA established a "Grand Canyon Visibility Transport Commission" to complete a study on visibility impairment in the "Golden Circle of National Parks." See "Environmental Matters - EPA Environmental Regulation" in Part I,
  Item 1 of the 1995 10-K. The Commission completed its study and on June 10, 1996 submitted its final recommendations to EPA. Pursuant to the recommendations, beginning in 2000 and every 5 years thereafter, sulfur dioxide emissions would be measured and if the emissions exceed the projected emissions, which under the current regulatory scheme are expected to decline, EPA would implement a program to limit total sulfur dioxide emissions in the western United States. If such a program was implemented, industry, including APS' coal plants, could be subject to further emissions limits. The EPA will consider these recommendations before promulgating final requirements. APS cannot currently predict the outcome of this matter.

        Palo Verde Nuclear Generating Station
        -------------------------------------

        See Note 7 of Notes to Condensed  Consolidated  Financial  Statements in
  Part I, Item 1 of this report for a discussion of issues regarding the Palo Verde steam generators.

        Competition and Electric Industry Restructuring
        -----------------------------------------------

        See Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of competition and restructuring issues.

  Item 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------

         (a)  Exhibits

  Exhibit No.                Description
  -----------                -----------

  27                         Financial Data Schedule

         In addition to the Exhibit shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 by reference to the filings set forth below:

                                         Previously Filed    File        Date
Exhibit No.      Description                As Exhibit       No.       Effective
- - -----------      -----------                ----------       ---       ---------

10.1             Amendment No. 3 to      10.1 to APS'        1-4473     8/9/96
                 Amended and Restated    June 1996
                 Decommissioning         Form 10-Q Report
                 Trust Agreement
                 (PVNGS Unit 2) dated
                 as of Nov. 1, 1994.

         (b)  Reports on Form 8-K

         During the quarter ended June 30, 1996, and the period ended August 9, 1996, the Company filed no reports on Form 8-K.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PINNACLE WEST CAPITAL CORPORATION
                                                              (Registrant)


Dated: August 9, 1996                    By:    /s/ Nancy Newquist
                                                ------------------
                                                Nancy Newquist
                                                Vice President and Treasurer
                                                (Principal Financial Officer and
                                                Officer Duly Authorized to sign
                                                this Report)
                                       18