Form 10-Q
period 1996-09-30
PINNACLE WEST CAPITAL CORP
filed 1996-11-14
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1996
                               -----------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

Commission file number     1-8962
                       --------------

                        PINNACLE WEST CAPITAL CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Arizona                                      86-0512431
------------------------------------------             -------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     Incorporation or organization)                      Identification No.)

400 E. Van Buren St., P.O. Box  52132,   Phoenix,  Arizona     85072-2132
----------------------------------------------------------- ----------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:                (602) 379-2500
----------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                 Number of shares of common stock, no par value, outstanding as of November 12, 1996: 87,418,327

                                    Glossary
                                    --------

ACC --                     Arizona Corporation Commission

ACC Order --               ACC Order commencing a formal rulemaking  process for
                           the  adoption  of  proposed   rules   regarding   the
                           introduction  of  retail   electric   competition  in
                           Arizona

ACC Staff --               Staff of the Arizona Corporation Commission

AFUDC --                   Allowance for funds used during construction

Affected  Utilities --     Utilities  affected  by the ACC's  Proposed  Rules on
                           retail electric competition in Arizona

APS --                     Arizona Public Service Company

CC&N --                    Certificate of convenience and necessity

Company --                 Pinnacle West Capital Corporation

El Dorado --               El Dorado Investment Company

EPA --                     Environmental Protection Agency

ITCs --                    Investment tax credits

June 10-Q --               Pinnacle West Capital Corporation Quarterly Report on
                           Form 10-Q for the fiscal quarter ended June 30, 1996

1995 10-K --               Pinnacle  West Capital  Corporation  Annual Report on
                           Form 10-K for the fiscal year ended December 31, 1995

Palo Verde --              Palo Verde Nuclear Generating Station

Proposed Rules --          Proposed  rules  issued  by  the  ACC  regarding  the
                           introduction  of  retail   electric   competition  in
                           Arizona

Pinnacle West --           Pinnacle West Capital Corporation

SEC --                     Securities and Exchange Commission

SunCor --                  SunCor Development Company

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                Three Months Ended
                                                                   September 30,
                                                               1996            1995
                                                           ------------    ------------
Operating Revenues
   Electric                                                $    566,899    $    549,082
   Real estate                                                   31,892           9,709
                                                           ------------    ------------
Total                                                           598,791         558,791
                                                           ------------    ------------

Fuel Expenses
   Fuel for electric generation                                  68,243          68,715
   Purchased power                                               39,793          23,539
                                                           ------------    ------------
Total                                                           108,036          92,254
                                                           ------------    ------------

Operating Expenses
   Utility operations and maintenance                           100,386          97,565
   Real estate operations                                        28,396          10,801
   Depreciation and amortization                                 91,144          61,625
   Taxes other than income taxes                                 25,029          35,498
                                                           ------------    ------------
Total                                                           244,955         205,489
                                                           ------------    ------------
Operating Income                                                245,800         261,048
                                                           ------------    ------------

Other Income (Deductions)
   Allowance for equity funds used during construction            1,942           1,111
   Interest on long-term debt                                   (41,366)        (51,355)
   Other interest                                                (6,824)         (5,400)
   Allowance for borrowed funds used during construction          2,021           2,130
   Preferred stock dividend requirements of APS                  (4,153)         (4,775)
   Other-net                                                       (272)        (13,128)
                                                           ------------    ------------
Total                                                           (48,652)        (71,417)
                                                           ------------    ------------
Income Before Income Taxes and Extraordinary Charge             197,148         189,631
Income Tax Expense                                               75,742          75,136
                                                           ------------    ------------
Income Before Extraordinary Charge                              121,406         114,495
Extraordinary Charge for Early Retirement of Debt,
     Net of Income Tax of $9,667                                (14,272)           --
                                                           ------------    ------------
Net Income                                                 $    107,134    $    114,495
                                                           ============    ============

Average Common Shares Outstanding                            87,439,830      87,414,951

Earnings Per Average Common Share Outstanding:
     Income Before Extraordinary Charge                    $       1.39    $       1.31
     Extraordinary Charge                                         (0.16)           --
                                                           ------------    ------------
Total                                                      $       1.23    $       1.31
                                                           ============    ============


Dividends Declared Per Share                               $      0.275    $      0.225
                                                           ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                Nine Months Ended
                                                                   September 30,
                                                               1996            1995
                                                           ------------    ------------
Operating Revenues
   Electric                                                $  1,338,818    $  1,266,228
   Real estate                                                   74,036          31,873
                                                           ------------    ------------
Total                                                         1,412,854       1,298,101
                                                           ------------    ------------

Fuel Expenses
   Fuel for electric generation                                 167,866         160,248
   Purchased power                                               76,197          49,563
                                                           ------------    ------------
Total                                                           244,063         209,811
                                                           ------------    ------------

Operating Expenses
   Utility operations and maintenance                           288,425         283,248
   Real estate operations                                        71,749          31,152
   Depreciation and amortization                                209,421         183,315
   Taxes other than income taxes                                 94,740         106,654
                                                           ------------    ------------
Total                                                           664,335         604,369
                                                           ------------    ------------
Operating Income                                                504,456         483,921
                                                           ------------    ------------

Other Income (Deductions)
   Allowance for equity funds used during construction            5,620           3,645
   Interest on long-term debt                                  (131,950)       (158,952)
   Other interest                                               (17,871)        (13,153)
   Allowance for borrowed funds used during construction          7,422           6,481
   Preferred stock dividend requirements of APS                 (12,956)        (14,358)
   Other-net                                                        415          (7,215)
                                                           ------------    ------------
Total                                                          (149,320)       (183,552)
                                                           ------------    ------------
Income Before Income Taxes and Extraordinary Charge             355,136         300,369
Income Tax Expense                                              137,417         119,002
                                                           ------------    ------------
Income Before Extraordinary Charge                              217,719         181,367
Extraordinary Charge for Early Retirement of Debt,
     Net of Income Tax of $13,777                               (20,340)           --
                                                           ------------    ------------
Net Income                                                 $    197,379    $    181,367
                                                           ============    ============

Average Common Shares Outstanding                            87,436,827      87,404,258

Earnings Per Average Common Share Outstanding:
     Income Before Extraordinary Charge                    $       2.49    $       2.08
     Extraordinary Charge                                         (0.23)           --
                                                           ------------    ------------
Total                                                      $       2.26    $       2.08
                                                           ============    ============

Dividends Declared Per Share                               $      1.025    $      0.675
                                                           ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                               Twelve Months Ended
                                                                  September 30,
                                                               1996            1995
                                                           ------------    ------------
Operating Revenues
   Electric                                                $  1,687,542    $  1,608,308
   Real estate                                                   97,009          52,793
                                                           ------------    ------------
Total                                                         1,784,551       1,661,101
                                                           ------------    ------------

Fuel Expenses
   Fuel for electric generation                                 216,546         209,258
   Purchased power                                               87,504          61,250
                                                           ------------    ------------
Total                                                           304,050         270,508
                                                           ------------    ------------

Operating Expenses
   Utility operations and maintenance                           405,991         386,160
   Real estate operations                                        90,941          51,406
   Depreciation and amortization                                270,095         245,361
   Taxes other than income taxes                                130,515         141,210
                                                           ------------    ------------
Total                                                           897,542         824,137
                                                           ------------    ------------
Operating Income                                                582,959         566,456
                                                           ------------    ------------

Other Income (Deductions)
   Allowance for equity funds used during construction            6,957           4,749
   Interest on long-term debt                                  (182,291)       (212,175)
   Other interest                                               (21,693)        (16,456)
   Allowance for borrowed funds used during construction         10,006           8,005
   Preferred stock dividend requirements of APS                 (17,732)        (19,242)
   Other-net                                                      4,134          (7,630)
                                                           ------------    ------------
Total                                                          (200,619)       (242,749)
                                                           ------------    ------------
Income Before Income Taxes and Extraordinary Charge             382,340         323,707
                                                           ------------    ------------
Income Taxes
   Income tax expense                                           146,380         132,803
   Non-recurring income tax benefit                                --           (26,770)
                                                           ------------    ------------
Total                                                           146,380         106,033
                                                           ------------    ------------
Income Before Extraordinary Charge                              235,960         217,674
Extraordinary Charge for Early Retirement of Debt,
     Net of Income Tax of $21,611                               (31,911)           --
                                                           ------------    ------------
Net Income                                                 $    204,049    $    217,674
                                                           ============    ============

Average Common Shares Outstanding                            87,443,641      87,402,674

Earnings Per Average Common Share Outstanding:
     Income Before Extraordinary Charge                    $       2.69    $       2.49
     Extraordinary Charge                                         (0.36)           --
                                                           ------------    ------------
Total                                                      $       2.33    $       2.49
                                                           ============    ============


Dividends Declared Per Share                               $      1.275    $      0.900
                                                           ============    ============

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Unaudited)

                                     ASSETS
                                     ------
                             (Thousands of Dollars)

                                                         September 30,    December 31,
                                                             1996            1995
                                                         ------------     -----------
Current Assets
   Cash and cash equivalents                              $   64,408      $   79,539
   Customer and other receivables--net                       171,411         131,393
   Accrued utility revenues                                   74,008          53,519
   Material and supplies                                      75,871          78,271
   Fossil fuel                                                15,188          21,722
   Deferred income taxes                                      46,316          46,355
   Other current assets                                       31,006          19,671
                                                          ----------      ----------
      Total current assets                                   478,208         430,470
                                                          ----------      ----------

Investments and Other Assets
   Real estate investments--net                              400,038         411,693
   Other assets                                              173,636         151,127
                                                          ----------      ----------
      Total investments and other assets                     573,674         562,820
                                                          ----------      ----------

Utility Plant
   Electric plant in service and held for future use       6,683,761       6,544,860
   Less accumulated depreciation and
     amortization                                          2,389,447       2,231,614
                                                          ----------      ----------
      Total                                                4,294,314       4,313,246
   Construction work in progress                             307,251         281,757
   Nuclear fuel, net of amortization                          49,829          52,084
                                                          ----------      ----------
      Net utility plant                                    4,651,394       4,647,087
                                                          ----------      ----------

Deferred Debits
   Regulatory asset for income taxes                         520,910         548,464
   Palo Verde Unit 3 cost deferral                           270,131         283,426
   Palo Verde Unit 2 cost deferral                           157,754         165,873
   Other deferred debits                                     360,614         358,912
                                                          ----------      ----------
      Total deferred debits                                1,309,409       1,356,675
                                                          ----------      ----------

Total Assets                                              $7,012,685      $6,997,052
                                                          ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Unaudited)

                             LIABILITIES AND EQUITY
                             ----------------------
                             (Thousands of Dollars)

                                                  September 30,   December 31,
                                                      1996            1995
                                                  ------------    -----------
Current Liabilities
   Accounts payable                                $  124,847      $  114,963
   Accrued taxes                                      191,823          95,962
   Accrued interest                                    29,509          48,958
   Dividends payable                                   24,067            --
   Short-term borrowings                              310,689         177,800
   Current maturities of long-term debt               169,409           8,780
   Customer deposits                                   34,209          32,746
   Other current liabilities                           40,363          25,284
                                                   ----------      ----------
      Total current liabilities                       924,916         504,493
                                                   ----------      ----------

Long-Term Debt Less Current Maturities              2,078,869       2,510,709
                                                   ----------      ----------

Deferred Credits and Other
   Deferred income taxes                            1,316,707       1,327,881
   Deferred investment tax credit                      75,653          97,897
   Unamortized gain - sale of utility plant            88,083          91,514
   Other                                              315,218         314,910
                                                   ----------      ----------
      Total deferred credits and other              1,795,661       1,832,202
                                                   ----------      ----------

Commitments and Contingencies (Notes 5, 6 and 7)

Minority Interests
   Non-redeemable preferred stock of APS              170,391         193,561
                                                   ----------      ----------

   Redeemable preferred stock of APS                   53,000          75,000
                                                   ----------      ----------

Common Stock Equity
   Common stock, no par value                       1,639,709       1,638,684
   Retained earnings                                  350,139         242,403
                                                   ----------      ----------
      Total common stock equity                     1,989,848       1,881,087
                                                   ----------      ----------

Total Liabilities and Equity                       $7,012,685      $6,997,052
                                                   ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                             (THOUSANDS OF DOLLARS)

                                                                   Nine Months Ended
                                                                      September 30,
                                                                 1996            1995
                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before extraordinary charge                             $ 217,719       $ 181,367

   Items not requiring cash
      Depreciation and amortization                              235,600         208,171
      Deferred income taxes--net                                   3,195          27,608
      Allowance for equity funds used during construction         (5,620)         (3,645)
      Deferred investment tax credit                             (22,244)        (21,385)
      Other--net                                                    (459)          4,123
   Changes in current assets and liabilities
      Customer and other receivable--net                         (39,756)        (32,175)
      Accrued utility revenues                                   (20,489)        (23,419)
      Materials, supplies and fossil fuel                          8,934           9,154
      Other current assets                                          (591)         (2,173)
      Accounts payable                                             9,004          (8,171)
      Accrued taxes                                               95,861         118,048
      Accrued interest                                           (19,449)        (20,659)
      Other current liabilities                                   20,421          17,934
   Decrease (increase) in land held                               16,043         (12,322)
   Other--net                                                      7,401           2,876
                                                               ---------       ---------
Net Cash Flow Provided By Operating Activities                   505,570         445,332
                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                         (196,641)       (209,471)
   Allowance for borrowed funds used during construction          (7,422)         (6,481)
   Other--net                                                    (21,649)         (5,664)
                                                               ---------       ---------
Net Cash Flow Used For Investing Activities                     (225,712)       (221,616)
                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                                    112,765         102,740
   Short-term borrowings--net                                    132,889         (69,300)
   Dividends paid on common stock                                (65,576)        (58,998)
   Repayment of long-term debt                                  (410,582)       (179,865)
   Redemption of preferred stock                                 (46,083)             (4)
   Extraordinary charge for early retirement of debt             (20,340)           --
   Other--net                                                      1,938            (117)
                                                               ---------       ---------
Net Cash Flow Used For Financing Activities                     (294,989)       (205,544)
                                                               ---------       ---------
Net Cash Flow                                                    (15,131)         18,172
Cash and Cash Equivalents at Beginning of Period                  79,539          34,719
                                                               ---------       ---------
Cash and Cash Equivalents at End of Period                     $  64,408       $  52,891
                                                               =========       =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized                     $ 155,943       $ 180,366
      Income taxes                                             $  72,224       $  35,757

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

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Pinnacle West and its subsidiaries as of September 30, 1996, the results of operations for the three months, nine months and twelve months ended September 30, 1996 and 1995, and the cash flows for the nine months ended September 30, 1996 and 1995. It is suggested that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the 1995 10-K.

3. The operations of APS are subject to seasonal fluctuations, with variations occurring in energy usage by customers from season to season and from month to month within a season, primarily as a result of changing weather conditions. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the nine months ended September 30, 1996.

5. Regulatory Matters

Regulatory Agreement

         In April 1996 the ACC approved a regulatory agreement between APS and the ACC Staff. This agreement is substantially the same as the agreement proposed by APS and the ACC Staff in December 1995. The major provisions of the 1996 regulatory agreement are:

- An annual rate reduction of approximately $48.5 million ($29 million after income taxes), or an average 3.4% for all customers except certain contract customers, effective July 1, 1996.

- Recovery of substantially all of APS' present regulatory assets through accelerated amortization over an eight-year period beginning July 1, 1996, increasing annual amortization by approximately $120 million ($72 million after income taxes).

-    A  formula  for  sharing   future  cost  savings   between   customers  and
     shareholders, referencing a return on equity (as defined) of 11.25%.

- A moratorium on filing for permanent rate changes, except under the sharing formula and under certain other limited circumstances, prior to July 2, 1999.

- Infusion of $200 million of common equity into APS by the parent company, in annual increments of $50 million starting in 1996.

Competition and Electric Industry Restructuring

         In recognition of evolving competition in the electric utility industry, there has been an ongoing investigation by the ACC Staff into industry restructuring in an open competition docket involving many parties. See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1995 10-K for further discussion of industry restructuring. On October 9, 1996 the ACC issued an order (the "ACC Order"), attached hereto and incorporated herein by reference, initiating a formal rulemaking process for the adoption of rules ("Proposed Rules") regarding the introduction of retail electric competition in Arizona. The ACC will hold public comment meetings on the Proposed Rules on December 2, 3 and 4, 1996. The ACC has indicated that, even if it then adopts the Proposed Rules, issues such as reliability, stranded cost recovery , the phase-in process, and bundled, unbundled and metering services, as well as legal issues, will require additional consideration and will be addressed through workshops and working groups which will issue recommendations to the ACC during 1997. Commissioner Carl Kunasek, the sole Republican on the three-member ACC, provided a concurring statement to the ACC Order in which he expressed concerns about the Proposed Rules and his intent to make substantive changes in them. As a result of the recent election, Mr. Kunasek will be joined on the ACC in January 1997 by Republican Jim Irvin, which will impact the leadership of the ACC and the composition of the ACC Staff. The positions on the rulemaking that will actually be taken by the members of the ACC, as evidenced by recently reported comments, are by no means clear at this time.

         The Proposed Rules include the following major provisions:

- The Proposed Rules are intended to apply to virtually all of the Arizona electric utilities regulated by the ACC (the "Affected Utilities"), including APS.

- Each Affected Utility would be required to make available at least 20 percent of its 1995 system retail peak demand for competitive generation supply to all customer classes not later than January 1, 1999, at least 50 percent not later than January 1, 2001, and all of its retail demand not later than January 1, 2003.

- "Electric Service Providers" that obtain a "Certificate of Convenience and Necessity" ("CC&N") from the ACC would be allowed to supply, market and or broker specified electric services at retail. These services would not include most electric distribution services. Affected Utilities would not be required to apply for CC&N's for any services provided in their existing service territories.

- On or before December 31, 1997 each Affected Utility would file with the ACC proposed tariffs for "Standard Offer Bundled Service" and "Unbundled Service."

     "Standard Offer Bundled Service" means electric service elements (i.e., generation, transmission, distribution and ancillary services) provided and priced as a package to consumers within a designated area. "Unbundled Service" means electric service elements provided and priced separately.

         The Proposed Rules indicate that the ACC shall allow recovery by Affected Utilities of unmitigated Stranded Cost, defined as "the verifiable net difference between (a) the value of all prudent jurisdictional assets and obligations necessary to furnish electricity (such as generating plants, purchased power contracts, fuel contracts, and regulatory assets), acquired or entered into prior to the adoption of the [Proposed Rules], and (b) the market value of those assets and obligations directly attributable to the introduction of competition under the [Proposed Rules]." Each Affected Utility would be required to take "every feasible, cost-effective measure" to mitigate or offset Stranded Cost and to file with the ACC estimates of unmitigated Stranded Cost. The ACC would then, after hearing and consideration of various factors, determine the magnitude of Stranded Cost and appropriate Stranded Cost recovery mechanisms and charges on a case-by-case basis.

         In comments submitted to the ACC, APS has stated that certain provisions of the Proposed Rules are deficient, legally and otherwise, because, among other things, (i) the ACC has no authority to require or authorize retail competition between electric utilities or to regulate non-public service corporations; (ii) the rules fail to address the vested property rights of Affected Utilities, including APS, to receive adequate compensation for the amendment or rescission of CC&N's or for stranded costs; (iii) the rules are discriminatory because they favor newly-certificated competitors over Affected Utilities; (iv) the rules do not provide for the fundamental statutory and due process rights of APS and other Affected Utilities; (v) specific measures of the Proposed Rules, including the proposed phase-in, could affect APS' ability to maintain system reliability in a cost-effective manner; and (vi) the status of certain of APS' potential competitors, including public power entities and out-of-state utilities, is unclear.

         In April 1996 an Arizona law established legislative and advisory committees to study electric utility industry restructuring issues and report back to the legislature by the end of 1997. The committees include representatives of the ACC and APS.

         The Company believes that legislation will ultimately be required before significant implementation of the Proposed Rules (or whatever they may evolve into) can lawfully occur.

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

7. APS has encountered tube cracking in the Palo Verde steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically in conjunction with inspections made during scheduled outages of the Palo Verde units. APS' ongoing analyses indicate that it will be economically desirable for APS to replace the Unit 2 steam generators, which have been most affected by tube cracking, in five to ten years. APS expects that the steam generator replacement can be accomplished within financial parameters established before replacement was a consideration, and APS estimates that its share of the replacement costs (in 1996 dollars and including installation and replacement power costs) will be approximately $50 million, most of which will be incurred after the year 2000. APS expects that the replacement would be performed in conjunction with a normal refueling outage in order to limit incremental outage time to approximately 50 days. Based on the latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although APS will continue its normal periodic assessment of these steam generators.

PINNACLE WEST CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion relates to Pinnacle West and its subsidiaries:
APS, SunCor and El Dorado.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company
--------------

         The parent company's cash requirements and its ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the 1995 10-K.

         During August, Pinnacle West prepaid the remaining $150 million of 11.61% bond debentures due March 2000, incurring an extraordinary charge of $14.3 million after income taxes. Proceeds for the debt prepayment and penalty came from a short-term borrowing that will be refinanced with long-term debt at a later date.

         As a result of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), the parent company will infuse $200 million into APS, in annual increments of $50 million starting in 1996.

         The Board declared a quarterly dividend of 27.5 cents per share of common stock, payable December 2, 1996 to shareholders of record on November 1, 1996, totaling approximately $24.1 million.

APS
---

         For the nine months ended September 30, 1996, APS incurred approximately $197 million in capital expenditures, accounting for approximately 76% of the most recently estimated 1996 capital expenditures. APS has estimated total capital expenditures for the years 1996, 1997 and 1998 to be approximately $260 million, $284 million and $284 million, respectively. These amounts include about $30 million each year for nuclear fuel expenditures.

         Required and optional redemptions of preferred stock and long-term debt, including premiums thereon, and a capitalized lease obligation are expected to total approximately $217 million, $164 million and $114 million for the years 1996, 1997 and 1998, respectively. During the nine months ended September 30, 1996, APS redeemed approximately $171 million of its long-term debt and approximately $46 million of its preferred stock, and incurred $100 million of long-term debt under a revolving credit agreement. It is APS' intention over the next several years to use excess cash flow primarily to retire debt and preferred stock.

         Although provisions in APS' bond indenture, articles of incorporation and financing orders from the ACC restrict the issuance of additional first mortgage bonds and preferred stock, management does not expect any of these restrictions to limit APS' ability to meet its capital requirements.


OPERATING RESULTS

The following table shows the income and/or loss of Pinnacle West and its subsidiaries for the three-month, nine-month and twelve-month periods ended September 30, 1996 and 1995:

                                  Income (Loss)
                                   (Unaudited)
                             (Thousands of Dollars)



                          Three Months Ended            Nine Months Ended            Twelve Months Ended
                             September 30,                September 30,                  September 30,
                         1996           1995           1996           1995           1996           1995
                      ---------      ---------      ---------      ---------      ---------      ---------
APS                   $ 124,331      $ 123,570      $ 231,574      $ 205,271      $ 246,739      $ 223,287

SunCor                    2,278         (1,555)         1,186           (201)         5,465            467

El Dorado                  (231)           (99)          (270)           304          7,933            480

Pinnacle West (1)       (19,244)        (7,421)       (35,111)       (24,007)       (56,088)        (6,560)

                      =========      =========      =========      =========      =========      =========
NET INCOME            $ 107,134      $ 114,495      $ 197,379      $ 181,367      $ 204,049      $ 217,674
                      =========      =========      =========      =========      =========      =========

(1) Includes Pinnacle West's interest expense, extraordinary charge for early retirement of debt and operating expenses net of income tax benefits. Income tax benefits are as follows (in thousands): $9,997 and $3,841 for the three months ended September 30, 1996 and 1995, respectively; and $18,271 and $11,969 for the nine months ended September 30, 1996 and 1995, respectively; and $27,409 and $43,569 for the twelve months ended September 30, 1996 and 1995, respectively.

APS
---

Operating Results - Three-month period ended September 30, 1996 compared to three-month period ended September 30, 1995

         Earnings were flat in the three-month period ended September 30, 1996. Results were favorably impacted by increased operating revenues, the write-down of an office building in 1995, lower property taxes, and lower interest expense. Operating revenues were higher due to customer growth, warmer weather and higher residential usage. Property tax estimates for 1996 were reduced in the third quarter to reflect a change in tax law. See "Property Taxes" in Part II, Item 1 of the June 10-Q. Interest expense decreased due to lower average interest rates and lower debt balances.

         Substantially offsetting these positive factors were the accelerated amortization of regulatory assets, a retail rate reduction, and an increase in fuel expenses. The accelerated regulatory asset amortization and the rate reduction were part of a regulatory agreement which became effective July 1, 1996. See Note 5 of Notes to Condensed Consolidated Financial Statements. Fuel expenses were higher primarily due to higher natural gas costs, a less favorable mix of fuel and purchased power, and increased retail sales.

Operating Results - Nine-month period ended September 30, 1996 compared to nine-month period ended September 30, 1995

         Earnings increased in the nine-month period ended September 30, 1996 primarily due to increased operating revenues, the write-down of an office building in 1995, a reduction in property taxes (see "Property Taxes" in Part II, Item 1 of the June 10-Q), and lower interest expense. Operating revenues were higher due to customer growth, warmer weather, and higher residential usage. Interest expense decreased due to lower average interest rates and lower debt balances.

         Partially offsetting these positive factors were an increase in fuel expenses, the accelerated amortization of regulatory assets, a retail rate reduction, and a gain on the sale of a small subsidiary in the first quarter of 1995. Fuel expenses were higher primarily due to higher natural gas costs, increased retail sales, higher coal prices, and a less favorable mix of fuel and purchased power. The accelerated regulatory asset amortization and the rate reduction were part of a regulatory agreement which became effective July 1, 1996. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Operating Results - Twelve-month period ended September 30, 1996 compared to twelve-month period ended September 30, 1995

         Earnings increased in the twelve-month period ended September 30, 1996 primarily due to increased operating revenues, the write-down of an office building in 1995, a reduction in property taxes (see "Property Taxes" in Part II, Item 1 of the June 10-Q), and lower interest expense. Operating revenues were higher due to customer growth, warmer weather, and higher residential usage. Interest expense decreased due to lower average interest rates and lower debt balances.

         Partially offsetting these positive factors were an increase in fuel expenses, the accelerated amortization of regulatory assets, increased operation and maintenance expenses, a retail rate reduction, and a gain on the sale of a small subsidiary in the first quarter of 1995. Fuel expenses were higher primarily due to increased retail sales, higher natural gas costs, a less favorable mix of fuel and purchased power, and higher coal prices. The accelerated regulatory asset amortization and the rate reduction were part of a regulatory agreement which became effective July 1, 1996. See Note 5 of Notes to Condensed Consolidated Financial Statements. Operations and maintenance expenses were higher primarily due to the write-down of certain inventory in the fourth quarter of 1995.

Non-utility Operations
----------------------

         The parent company incurred extraordinary charges for the prepayment of debt in the three-month, nine-month and twelve-month periods. Interest expense decreased in all periods due primarily to debt reduction. Additionally, the parent company's income tax benefit decreased in the twelve-month period due to a 1994 non-recurring income tax benefit of approximately $26.8 million related to a change in tax law.

         SunCor's  earnings   increased  in  the  three-month,   nine-month  and
twelve-month periods due to an increase in net land sales.

         El Dorado's decrease in earnings in the nine-month period was the result of a 1995 gain on a sale of an investment. Earnings in the twelve-month period increased due to the sale of an investment in the fourth quarter of 1995.

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

Voluntary Severance Program
---------------------------

         APS will take a charge in the fourth quarter of 1996 for a voluntary severance program. Employees may submit their request to participate in the program from October 15 through November 15, 1996. APS cannot currently estimate the financial impact of this program.

Regulatory Agreement
--------------------

         See Note 5 of Notes to Condensed  Consolidated  Financial Statements in
Part I, Item 1 of this report and Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of the 1995 10-K for a discussion of APS' regulatory agreement and the Proposed Rules regarding the introduction of retail electric competition in Arizona.

                           PART II. OTHER INFORMATION
                           --------------------------

         The following information relates primarily to Pinnacle West and its principal subsidiary, APS.

ITEM 5.  Other Information
--------------------------

        Environmental Matters
        ---------------------

         As previously reported, the Clean Air Act Amendments of 1990 required two studies with respect to hazardous air pollutants emitted by electric utility steam generating units. See "Environmental Matters -- EPA Environmental Regulation" in Part I, Item 1 of the 1995 10-K. The EPA has postponed, for up to three years, the general study concerning the necessity of regulating such units and has deferred promulgating regulations relating to mercury emissions.

        Palo Verde Nuclear Generating Station
        -------------------------------------

         See Note 7 of Notes to Condensed  Consolidated  Financial Statements in
Part I, Item 1 of this report for a discussion of issues regarding the Palo Verde steam generators.

         Competition and Electric Industry Restructuring
         -----------------------------------------------

         See Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of competition and the Proposed Rules regarding the introduction of retail electric competition in Arizona.

  ITEM 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------

         (a)  Exhibits

  Exhibit No.                Description
  -----------                -----------

  27                         Financial Data Schedule

         In addition to the Exhibit shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 by reference to the filings set forth below:

                                   Previously Filed       File       Date
Exhibit No.      Description           As Exhibit         No.      Effective
-----------      -----------       ----------------       ----     ---------

10.1             ACC Order dated   10.1 to APS'           1-4473   11/14/96
                 October 9, 1996   September 1996
                                   Form 10-Q Report

         (b)  Reports on Form 8-K

         During the quarter ended September 30, 1996, and the period ended November 13, 1996, the Company filed the following Report on Form 8-K:

         Report filed September 3, 1996 relating to a draft ACC rule for the introduction of retail electric competition in Arizona.

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



                                               PINNACLE WEST CAPITAL CORPORATION
                                                                    (Registrant)


Dated: November 14, 1996                   By:  /s/ William J. Post
                                                ------------------
                                                William J. Post
                                                Executive Vice President
                                                (Principal Financial Officer and
                                                Officer Duly Authorized to sign
                                                this Report)
                                       19