Form 10-K
period 1996-12-31
PINNACLE WEST CAPITAL CORP
filed 1997-03-31
CIK 764622

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ----------
                                 1996 FORM 10-K

   (Mark One)
      [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996

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


                                  ----------
Securities registered pursuant to Section 12(b) of the Act:
================================================================================
                                                    Name of each exchange on
      Title of each  class                              which registered
--------------------------------------------------------------------------------
Common Stock, ...................................   New York Stock Exchange
  No Par Value                                      Pacific Stock Exchange

===============================================================================================================
                                                                                 Aggregate Market Value
                                                                                   of Shares  Held by
      Title of Each Class                       Shares Outstanding               Non-affiliates as of
      of Voting Stock                           as of March 27, 1997              March 27,  1997
---------------------------------------------------------------------------------------------------------------
Common Stock, No Par Value                         87,421,397                     $2,653,893,267(a)
----------------------------------------------------------------------------------------------------------------
(a) Computed by reference to the closing  price on the  composite  tape on March 27, 1997, as reported by The
    Wall Street Journal.
================================================================================================================

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

Portions of the registrant's definitive Proxy Statement relating to its annual meeting of shareholders to be held on May 21, 1997 are incorporated by reference into Part III hereof.
================================================================================

GLOSSARY .....................................................................

PART I   .....................................................................
         ITEM 1.  BUSINESS....................................................
         ITEM 2.  PROPERTIES.................................................
         ITEM 3.  LEGAL PROCEEDINGS..........................................
         ITEM 4.  SUBMISSION OF MATTERS TO A
                  VOTE OF SECURITY HOLDERS...................................
         SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY...............

PART II  ....................................................................
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER MATTERS.....................
         ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.......................
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   ..........................................................
         ITEM 9.  CHANGES AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........

PART III ....................................................................
         ITEM 10. DIRECTORS AND EXECUTIVE
                  OFFICERS OF THE REGISTRANT.................................
         ITEM 11. EXECUTIVE COMPENSATION.....................................
         ITEM 12. SECURITY OWNERSHIP OF
                  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............

PART IV  ....................................................................
         ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                  SCHEDULES, AND REPORTS ON FORM 8-K.........................

SIGNATURES...................................................................

                                    GLOSSARY

ACC -- Arizona Corporation Commission

ACC Staff -- Staff of the Arizona Corporation Commission

AFUDC -- Allowance for Funds Used During Construction

Amendments -- Clean Air Act Amendments of 1990

ANPP -- Arizona Nuclear Power Project, also known as Palo Verde

APB Opinion No. 25 -- Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees"

APS  -- Arizona Public Service Company

CC&N -- Certificate of convenience and necessity

Cholla -- Cholla Power Plant

Cholla 4 -- Unit 4 of the Cholla Power Plant

Company -- Pinnacle West Capital Corporation

CUC -- Citizens Utilities Company

DOE -- United States Department of Energy

El Dorado -- El Dorado Investment Company

EPA -- United States Environmental Protection Agency

Energy Act -- National Energy Policy Act of 1992

FASB -- Financial Accounting Standards Board

FERC -- Federal Energy Regulatory Commission

Four Corners -- Four Corners Power Plant

GAAP  -- Generally accepted accounting principles

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

NRC -- Nuclear Regulatory Commission

PacifiCorp -- An Oregon-based utility company

Palo Verde -- Palo Verde Nuclear Generating Station

SEC -- Securities and Exchange Commission

SFAS No. 34 -- Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost"

SFAS No. 71 -- Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"

SFAS No. 123 -- Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"

SRP -- Salt River Project Agricultural Improvement and Power District

SunCor  -- SunCor Development Company

USEC -- United States Enrichment Corporation

Waste Act -- Nuclear Waste Policy Act of 1982, as amended

                                     PART I
                                ITEM 1. BUSINESS

The Company

         General

         Pinnacle West Capital Corporation was incorporated in 1985 under the laws of the State of Arizona and is engaged, through its subsidiaries, in the generation and distribution of electricity; in real estate development; and in venture capital investment. The principal executive offices of the Company are located at 400 East Van Buren Street, Suite 700, Phoenix, Arizona 85004 (telephone 602-379-2500).

         At December 31, 1996, the Company and its subsidiaries employed approximately 7,588 persons. Of these employees, approximately 6,365 were employees of the Company's major subsidiary, APS, and employees assigned to joint projects of APS where APS serves as a project manager, and approximately 1,223 were employees of the Company and its other subsidiaries.

         Other subsidiaries of the Company, in addition to APS, include SunCor and El Dorado. See "Business of SunCor Development Company" and "Business of El Dorado Investment Company" in this Item for further information regarding SunCor and El Dorado.

         This document may contain "forward-looking statements" that involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in such forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: regulatory developments; competitive developments; regional economic conditions; the cost of debt and equity capital; regulatory, tax and environmental legislation; weather variations affecting customer usage; and technological developments in the electricity industry. See "Business of Arizona Public Service Company --
Competition" in this Item for a discussion of some of these factors as applicable to APS. Any forward-looking statements should be considered in light of these factors.

     Arizona Corporation Commission Affiliated Interest Rules. On March 14, 1990, the ACC issued an order adopting certain rules purportedly applicable only to a certain class of public utilities regulated by the ACC, including APS. The rules define the terms "public utility holding company" and "affiliate" with respect to public service corporations regulated by the ACC in such a manner as to include the Company and all of the Company's non-public service corporation subsidiaries. By their terms, the rules, among other things, require public utilities, such as APS, to receive ACC approval prior to (1) obtaining an interest in, or guaranteeing or assuming the liabilities of, any affiliate not regulated by the ACC; (2) lending to any such affiliate (except for short-term loans in an amount less than $100,000); or (3) using utility funds to form a subsidiary or divest itself of any established subsidiary. The rules also would prevent a utility from transacting business with an affiliate unless the affiliate agrees to provide the ACC "access to the books and records of the affiliate to the degree required to fully audit, examine or otherwise investigate transactions between the public utility and the affiliate." In addition, the rules provide that an "affiliate or holding company may not divest itself of, or otherwise relinquish control of, a public utility without thirty
(30) days prior written notification to the [ACC]" and would require all public utilities subject to them and all public utility holding companies to annually "provide the [ACC] with a description of diversification plans for the current calendar year that have been approved by the Boards of Directors." The order became effective as to APS on December 1, 1992. The rules have not had, nor does the Company expect the rules to have, a material adverse impact on the business or operations of the Company.

                   BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

     Following is a discussion of the business of APS, the Company's major subsidiary.

General

     APS was incorporated in 1920 under the laws of Arizona and is engaged principally in serving electricity in the State of Arizona. The principal executive offices of APS are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000). The Company owns all of the outstanding shares of APS' common stock.

     APS is Arizona's largest electric utility, with 738,000 customers, and provides wholesale or retail electric service to the entire state of Arizona with the exception of Tucson and about one-half of the Phoenix area. During 1996, no single purchaser or user of energy accounted for more than 3% of total electric revenues. At December 31, 1996, APS employed 6,365 people, which includes employees assigned to joint projects where APS is project manager.

Competition

     Retail

     General. Under current law, APS is not in direct competition with any other regulated electric utility for electric service in APS' retail service territory. Nevertheless, APS is subject to varying degrees of competition in certain territories adjacent to or within areas that it serves that are also currently served by other utilities in its region (such as Tucson Electric Power Company, Southwest Gas Corporation, and Citizens Utility Company) as well as cooperatives, municipalities, electrical districts and similar types of governmental organizations (principally SRP).

     APS faces competitive challenges from low-cost hydroelectric power and natural gas fuel, as well as the access of some utilities to preferential low-priced federal power and other subsidies. In addition, some customers, particularly industrial and large commercial, may own and operate facilities to generate their own electric energy requirements. Such facilities may be operated by the customers themselves or by other entities engaged for such purpose. The legislatures and/or the regulatory commissions in most states have considered or are considering "retail wheeling." This requirement to transmit directly to retail customers could have the result of allowing retail customers to choose to purchase electric capacity and energy from the electric utility in whose service area they are located or from other electric utilities or independent power producers or power marketers.

     ACC Rules Regarding Arizona Electric Industry Restructuring. The ACC Staff has been conducting an ongoing investigation into the restructuring of the Arizona electric industry in an open competition docket involving many parties. In December 1996, the ACC adopted Rules for introduction of retail electric competition in Arizona in phases from 1999 through 2003. The Rules establish a framework for introducing competition; however, with respect to certain matters, they also contain requirements for further workshops and ACC consideration prior to implementation. Recommendations to the ACC from the workshops are expected in late 1997. The Rules indicate that the ACC will allow recovery of unmitigated stranded costs, but do not set forth the mechanisms for determining or recovering such costs. APS believes that state legislation will ultimately be required before significant implementation of retail electric competition can lawfully occur in Arizona and intends to continue vigorously pursuing its interest. See Note 2 of Notes to Consolidated Financial Statements in Item 8 for further discussion of these Rules and of the lawsuits filed by APS challenging certain provisions of the Rules.

     Wholesale

     General. APS competes with other utilities, power marketers, and independent power producers in the sale of electric capacity and energy in the wholesale market. APS expects that competition to sell capacity will remain vigorous, and that wholesale prices will remain depressed for at least the next several years due to increased competition and surplus capacity in the western United States. APS' rates for wholesale power sales and transmission services are subject to regulation by the FERC. During 1996, approximately 6% of APS' electric operating revenues resulted from such sales and charges.

     The National Energy Policy Act of 1992 (the "Energy Act") has promoted increased competition in the wholesale electric power markets. The Energy Act reformed provisions of the Public Utility Holding Company Act of 1935 (the "1935 Act") and the Federal Power Act to remove certain barriers to competition for the supply of electricity. For example, the Energy Act permits the FERC to order transmission access for third parties to transmission facilities owned by another entity so that independent suppliers and other third parties can sell at wholesale to customers wherever located. The Energy Act does not, however, permit the FERC to issue an order requiring transmission access to retail customers.

     Effective July 9, 1996, a FERC decision requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with access to transmission facilities comparable to the transmission owners' facilities for wholesale transactions, establishes information requirements and provides recovery for certain wholesale stranded costs. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states, unless a state lacks authority to impose rates to recover such costs in which case FERC will consider doing so. APS has filed its revised open access tariff in accordance with this decision. APS does not believe that this decision will have a material adverse impact on its results of operations or financial position.

     Federal Regulation

     Several electric utility reform bills have been introduced during the current legislative session, which as currently written, would allow consumers to choose their electric supplier by 2000 or 2003. These bills, other bills that are expected to be introduced and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any substantial restructuring of the electric utility industry can occur.

     Regulatory Assets

     APS' major regulatory assets are rate synchronization cost deferrals and deferred taxes. These items, combined with miscellaneous regulatory assets and liabilities, amounted to approximately $1.1 billion at December 31, 1996. In accordance with a 1996 regulatory agreement between APS and the ACC Staff, the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period beginning July 1, 1996. APS' existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets. If rate recovery of these assets is no longer probable, whether due to competition or regulatory action, APS would no longer be able to apply the provisions of SFAS No. 71 to all or some part of its operations which could have a material impact on APS' financial statements. See Notes 1, 2, and 9 of Notes to Financial Statements in Item 8 for additional information.

     Competitive Strategies

     APS is pursuing strategies to maintain and enhance its competitive position. These strategies include (i) cost management, with an emphasis on the reduction of variable costs (fuel, operations, and maintenance expenses) and on increased productivity through technological efficiencies; (ii) a focus on APS' core business through customer service, distribution system reliability, business segmentation and the anticipation of market opportunities; (iii) an emphasis on good regulatory relationships; (iv) asset maximization (e.g., higher capacity factors and lower forced outage rates); (v) strengthening APS' capital structure and financial condition; (vi) leveraging core competencies into related areas, such as energy management products and services; and (vii) building a trading floor and implementing a risk management program to provide for more stability of prices and the ability to retain or grow incremental margin through more competitive pricing and risk management. Underpinning APS' competitive strategies are the strong growth characteristics of APS' service territory. As competition in the electric utility industry continues to evolve, APS will continue to pursue strategies to enhance its competitive position.

Generating Fuel and Purchased Power

     Generating Fuel and Purchased Power Costs

     Fuel and purchased power costs were approximately $326 million during 1996, a 20.7% increase over 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" in Item 7 for a discussion of the factors contributing to this increase.

     1996 Energy Mix

     APS' sources of energy during 1996 were: purchased power - 17.1; coal - 43.9; nuclear - 35.4; and other - 3.6%.

     Generating Fuel Mix

     Coal, nuclear, gas and other contributions to total net generation of electricity by APS in 1996, 1995 and 1994, and the average cost to APS of those fuels (in dollars per MWh), were as follows:

                        Coal                  Nuclear                      Gas                    Other           All Fuels
             ----------------------   -----------------------    ---------------------   ----------------------   ---------
             Percent of     Average    Percent of     Average    Percent of    Average   Percent of     Average    Average
             Generation      Cost      Generation      Cost      Generation      Cost    Generation      Cost        Cost
             ----------      ----      ----------      ----      ----------      ----    ----------      ----        ----
1996            52.5%       $14.83        42.7%        $5.20        4.3%        $38.43      0.5%        $11.46      $11.72
(estimate)

1995            54.7%        13.83        40.1%         5.21        5.0%         19.52      0.2%         11.84       10.66

1994            59.7%        13.84        33.8%         6.09        6.3%         24.64      0.2%         16.26       11.90

     Other includes oil and hydro generation.

     Coal Supply

     APS believes that Cholla has sufficient reserves of low sulfur coal committed to that plant for the next four years, the term of the existing coal contract. Sufficient reserves of low sulfur coal are available to continue operating Cholla for its useful life. APS also believes that Four Corners and NGS have sufficient reserves of low sulfur coal available for use by those plants to continue operating them for their useful lives. The current sulfur content of coal being used at Four Corners, NGS and Cholla is approximately 0.73%, 0.60% and 0.44%, respectively. In 1996, average prices paid for coal supplied from reserves dedicated under the existing contracts increased as a result of power market conditions that changed the mix of coal. In addition, major price adjustments can occur from time to time as a result of contract renegotiation.

     NGS and Four Corners are located on the Navajo Reservation and held under easements granted by the federal government as well as leases from the Navajo Nation. See "Properties -- Plant Sites Leased from Navajo Nation" in Item 2. APS purchases all of the coal which fuels Four Corners from a coal supplier with a long-term lease of coal reserves owned by the Navajo Nation and for NGS from a coal supplier with a long-term lease with the Navajo Nation and the Hopi Tribe. APS purchases all of the coal which fuels Cholla from a coal supplier who mines all of the coal under a long-term lease of coal reserves owned by the Navajo Nation, the federal government, and private landholders. See Note 11 of Notes to Consolidated Financial Statements in Item 8 for information regarding APS' obligation for coal mine reclamation.

     Natural Gas Supply

     APS is a party to contracts with forty natural gas operators and marketers which allow APS to purchase natural gas in the method it determines to be most economic. During 1996, the principal sources of APS' natural gas generating fuel were twenty of these companies. APS is currently purchasing the majority of its natural gas requirements from fifteen companies pursuant to contracts. During 1996 the price of natural gas increased primarily due to a significant increase in the transportation costs as well as increased natural gas prices. APS' natural gas supply is transported pursuant to a firm transportation service contract between APS and El Paso Natural Gas Company. APS continues to analyze the market to determine the source and method of meeting its natural gas requirements.

     Nuclear Fuel Supply

     The fuel cycle for Palo Verde is comprised of the following stages: (1) the mining and milling of uranium ore to produce uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of uranium hexafluoride, (4) the fabrication of fuel assemblies, (5) the utilization of fuel assemblies in reactors and (6) the storage of spent fuel and the disposal thereof. The Palo Verde participants have made arrangements through contract flexibilities to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 2000. Existing contracts and options could be utilized to meet approximately 80% of requirements in 2001 and 2002 and 50% of requirements from 2003 through 2007. Spot purchases in the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contract flexibilities and options. The Palo Verde participants have contracted for all conversion services required through 2000 and with options for up to 70% through 2002. The Palo Verde participants, including APS, have an enrichment services contract with USEC which obligates USEC to furnish enrichment services required for the operation of the three Palo Verde units over a term expiring in September 2002, with options to continue through September 2007. In addition, existing contracts will provide fuel assembly fabrication services until at least 2003 for each Palo Verde unit, and through contract options, approximately fifteen additional years are available.

     Spent Nuclear Fuel and Waste Disposal. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. The NRC, pursuant to the Waste Act, requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE, and APS, on its own behalf and on behalf of the other Palo Verde participants, has done so. Under the Waste Act, DOE was to develop the facilities necessary for the storage and disposal of spent nuclear fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository, but DOE has announced that such a repository now cannot be completed before 2010. In July 1996, the United States Court of Appeals for the District of Columbia Circuit ruled that the DOE has an obligation to start disposing of spent nuclear fuel no later than January 31, 1998. By way of letter dated December 17, 1996, DOE informed contract holders, including APS, that DOE anticipates that it will be unable to begin acceptance of spent nuclear fuel for disposal in a repository or interim storage facility by January 31, 1998. Several bills have been introduced in Congress contemplating the construction of a central interim storage facility which could be available in the latter part of the current decade; however, there is resistance to certain features of these bills both in Congress and the Administration.

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

     APS has storage capacity in existing fuel storage pools at Palo Verde which, with certain modifications, could accommodate all fuel expected to be discharged from normal operation of Palo Verde through about 2002, and believes it could augment that wet storage with new facilities for on-site dry storage of spent fuel for an indeterminate period of operation beyond 2002, subject to obtaining any required governmental approvals. One way or another, APS currently believes that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation beyond 2002.

     A new low-level waste facility was built in 1995 on-site which could store an amount of waste equivalent to ten years of normal operation at Palo Verde. Although some low-level waste has been stored on-site, APS is currently shipping low-level waste to off-site facilities. APS currently believes that interim low-level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

     While believing that scientific and financial aspects of the issues of spent fuel and low-level waste storage and disposal can be resolved satisfactorily, APS acknowledges that their ultimate resolution in a timely fashion will require political resolve and action on national and regional scales which it is less able to predict.

Purchased Power Agreements

     In addition to that available from its own generating capacity (see "Properties" in Item 2), APS purchases electricity from other utilities under various arrangements. One of the most important of these is a long-term contract with SRP which may be canceled by SRP on three years' notice and which requires SRP to make available, and APS to pay for, certain amounts of electricity that are based in large part on customer demand within certain areas now served by APS pursuant to a related territorial agreement. The generating capacity available to APS pursuant to the contract was 305 MW through May 1996, at which time the capacity decreased to 297 MW. In 1996, APS received approximately 557,998 MWh of energy under the contract and paid approximately $35 million for capacity availability and energy received.

     In September 1990, APS and PacifiCorp entered into certain agreements relating principally to sales and purchases of electric power and electric utility assets, and in July 1991 APS sold Cholla 4 to PacifiCorp. As part of the transaction, PacifiCorp agreed to make a firm system sale to APS for thirty years during APS' summer peak season in the amount of 175 megawatts for the first five years, increasing thereafter, at APS' option, up to a maximum amount equal to the rated capacity of Cholla 4 (380 megawatts). APS also had the option to convert these firm system sales to one-for-one seasonal capacity exchanges with PacifiCorp. APS' agreements with PacifiCorp currently provide for the following Company purchases and one-for-one seasonal capacity exchanges during the indicated years: 1997 (175 megawatt firm capacity purchase; and 100 megawatt capacity exchange effective May 15, 1997); 1998 (175 megawatt firm capacity purchase, converting to capacity exchange in the summer of 1998; and 100 megawatt capacity exchange); 1999 and beyond (275 megawatt capacity exchange; and 205 megawatt capacity exchange beginning in the summer of 1999). In 1996, the generating capacity available to APS from PacifiCorp was 175 MW. APS received approximately 404,000 MWh of energy and paid approximately $18.5 million for capacity availability and the energy received.

     During 1996, APS entered into an agreement with Citizens Utilities Company to build, own, operate and maintain a combustion turbine in northwest Arizona. Pursuant to a twenty-year purchase power agreement, APS will recover the cost of the turbine and CUC will pay for the output requested by CUC. APS has the right to secondary use of the output for cost of fuel and variable operations and maintenance. APS expects that the combustion turbine will be in service during the first quarter of 1999.

Construction Program

     During the years 1994 through 1996, APS incurred approximately $824 million in capitalized expenditures. Utility capitalized expenditures for the years 1997 through 1999 are expected to be primarily for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities, and for environmental purposes. Capitalized expenditures, including expenditures for environmental control facilities, for the years 1997 through 1999 have been estimated as follows:

                              (Millions of Dollars)
By Year                                               By Major Facilities
---------------------------------------   --------------------------------------

1997                               $296   Electric generation               $267
1998                                283   Electric transmission               64
1999                                262   Electric distribution              412
                                   $841   General facilities                  98
                                   ====                                     ----
                                                                            $841
                                                                            ====

     The amounts for 1997 through 1999 exclude capitalized interest costs and include capitalized property taxes and about $30 million each year for nuclear fuel. APS conducts a continuing review of its construction program.

Mortgage Replacement Fund Requirements

     So long as any of APS' first mortgage bonds are outstanding, APS is required for each calendar year to deposit with the trustee under its Mortgage, cash in a formularized amount related to net additions to APS' mortgaged utility plant; however, APS may satisfy all or any part of this "replacement fund" requirement by utilizing redeemed or retired bonds, net property additions, or property retirements. For 1996, the replacement fund requirement amounted to approximately $129 million. All of the bonds issued by APS under the Mortgage which are callable prior to maturity are redeemable at their par value plus accrued interest with cash deposited by APS in the replacement fund, subject in many cases to a period of time after the original issuance of the bonds during which they may not be so redeemed and/or to other restrictions on any such redemption.

Environmental Matters

     EPA Environmental Regulation

     Clean Air Act. Pursuant to the Clean Air Act, the EPA has adopted regulations that address visibility impairment in certain federally-protected areas which can be reasonably attributed to specific sources. In September 1991, the EPA issued a final rule that would limit sulfur dioxide emissions at NGS. Compliance with the emission limitation becomes applicable to NGS Units 3, 2, and 1 in 1997, 1998 and 1999, respectively. SRP, the NGS operating agent, has estimated a capital cost of $470 million, most of which will be incurred through 1998, and annual operations and maintenance costs of approximately $14 million for all three units, for NGS to meet these requirements. APS is required to fund 14% of these expenditures.

     The Clean Air Act Amendments of 1990 (the "Amendments") address, among other things, "acid rain," visibility in certain specified areas, toxic air pollutants and the nonattainment of national ambient air quality standards. With respect to "acid rain," the Amendments establish a system of sulfur dioxide emissions "allowances." Each existing utility unit is granted a certain number of "allowances." On March 5, 1993, the EPA promulgated rules listing allowance allocations applicable to APS-owned plants, which allocations will begin in the year 2000. Based on those allocations, APS will have sufficient allowances to permit continued operation of its plants at current levels without installing additional equipment. In addition, the Amendments require the EPA to set nitrogen oxides emissions limitations which would require certain plants to install additional pollution control equipment. In December 1996, the EPA issued rules for nitrogen oxides emissions limitations, which may require APS to install additional pollution control equipment at Four Corners by January 1, 2000. Based on its initial evaluation, APS currently estimates its capital cost of complying with the rules may be approximately $4 million. On February 14, 1997, APS filed a Petition for Review in the United States Court of Appeals for the District of Columbia challenging the classification of Four Corners Unit 4 in these rules. Arizona Public Service Company v. United States Environmental Protection Agency, No. 97-1091.

     With respect to protection of visibility in certain specified areas, the Amendments require the EPA to conduct a study concerning visibility impairment in those areas and identification of sources contributing to such impairment. Interim findings of this study have indicated that any beneficial effect on visibility as a result of the Amendments would be offset by expected population and industry growth. The EPA has established a "Grand Canyon Visibility Transport Commission" to complete a study on visibility impairment in the "Golden Circle of National Parks" in the Colorado Plateau. NGS, Cholla and Four Corners are located near the "Golden Circle of National Parks." The Commission completed its study and on June 10, 1996 submitted its final recommendations to the EPA. The Commission recommended that, beginning in 2000 and every 5 years thereafter, if actual sulfur dioxide emissions from all stationary sources in an eight-state region (including Arizona, New Mexico, Utah, Nevada and California) exceed the projected emissions, which are projected to decline under the current regulatory scheme, the projected total emissions will be changed to a "regional emissions cap" and an emissions trading program would be implemented to limit total sulfur dioxide emissions in the region. The EPA will consider these recommendations before promulgating final requirements on a regional haze regulatory program which is under EPA review (see "Air Quality Standards" below), which is expected by December 1997. If such a program were implemented, industry, including APS' coal plants, could be subject to further emissions limits. APS cannot currently estimate the capital expenditures, if any, which may be required as a result of the EPA studies and the Commission's recommendations.

     With respect to hazardous air pollutants emitted by electric utility steam generating units, the Amendments require two studies. The results of the first study indicated an impact from mercury emissions from such units in certain unspecified areas; however, the EPA has not yet stated whether or not emissions limitations will be imposed. Next, the EPA will complete a general study by 1999 concerning the necessity of regulating such units under the Amendments. Due to the lack of historical data, and because APS cannot speculate as to the ultimate requirements by the EPA, APS cannot currently estimate the capital expenditures, if any, which may be required as a result of these studies.

     Certain aspects of the Amendments may require related expenditures by APS, such as permit fees, none of which APS expects to have a material impact on its financial position or results of operations.

     Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act ("Superfund") establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air. Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties ("PRP's") and may be each strictly, and often jointly and severally, liable for the cost of any necessary remediation of the substances. The EPA had previously advised APS that the EPA considers APS to be a PRP in the Indian Bend Wash Superfund Site, South Area, where APS' Ocotillo Power Plant is located. APS is in the process of conducting a voluntary investigation to determine the extent and scope of contamination at the plant site. Based on the information to date, APS does not expect this matter to have a material impact on its financial position or results of operations.

     Air Quality Standards. In December 1996, the EPA proposed revised National Ambient Air Quality Standards ("NAAQS") for ozone and particulate matter, and related implementing regulations. The comment period for the proposed NAAQS rules ended on March 12, 1997, and the final rules are expected by July 1997. The EPA is also expected to propose rules to deal with regional haze by June 1997, and final rules are expected by December 1997. Due to these standards APS could be required to install additional pollution control equipment at certain of its plants. APS cannot currently estimate the capital expenditures, if any, which may be required as a result of the final rules.

     MGP Sites. APS currently is investigating properties, either presently or previously owned by APS, which were at one time sites of, or sites associated with, manufactured gas plants. The purpose of this investigation is to determine if waste materials are present, if such materials constitute an environmental or health risk, and if APS has any responsibility for remedial action. Where appropriate, APS has begun remediation of certain of these sites. APS does not expect these matters to have a material adverse effect on its financial position or results of operations.

     Purported Navajo Environmental Regulation

     Four Corners and NGS are located on the Navajo Reservation and are held under easements granted by the federal government as well as leases from the Navajo Nation. APS is the Four Corners operating agent and owns a 100% interest in Four Corners Units 1, 2 and 3, and a 15% interest in Four Corners Units 4 and
5. APS owns a 14% interest
in NGS Units 1, 2 and 3. In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act (collectively, the "Acts").

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

     Both groundwater and surface water in areas important to APS' operations have been the subject of inquiries, claims and legal proceedings which will require a number of years to resolve. APS is one of a number of parties in a proceeding before a state court in New Mexico to adjudicate rights to a stream system from which water for Four Corners is derived. (State of New Mexico, in the relation of S.E. Reynolds, State Engineer vs. United States of America, City of Farmington, Utah International, Inc., et al., San Juan County, New Mexico, District Court No. 75-184). An agreement reached with the Navajo Nation in 1985, however, provides that if Four Corners loses a portion of its rights in the adjudication, the Navajo Nation will provide, for a then-agreed upon cost, sufficient water from its allocation to offset the loss.

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

     Although the foregoing matters remain subject to further evaluation, APS expects that the described litigation will not have a material adverse impact on its financial position or results of operations.


                     BUSINESS OF SUNCOR DEVELOPMENT COMPANY

     SunCor was incorporated in 1965 under the laws of the State of Arizona and is engaged primarily in the owning, development, and sale of real property, including homebuilding. The principal executive offices of SunCor are located at 3838 North Central, Suite 1500, Phoenix, Arizona 85012 (telephone 602-285-6800). SunCor and its subsidiaries, excluding SunCor Resort & Golf Management, Inc. ("Resort Management"), employ approximately 150 persons. Resort Management, which manages the Wigwam Resort and Country Club (the "Wigwam") golf and other operations, employs between 525 and 760 persons at the Wigwam, depending on the Wigwam's operating season. Resort Management also operates golf and other operations which employ approximately 315 persons.

     Effective January 1, 1996, SunCor's homebuilding subsidiary, SunCor Homes, Inc., purchased the assets of Golden Heritage Homes. Subsequent to December 31, 1996, SunCor Homes, Inc. changed its name to Golden Heritage Homes, Inc. Beginning in 1996, the financial statements of SunCor reflect the acquisition of Golden Heritage Homes.

     SunCor's projects consist primarily of land and improvements and other real estate investments. SunCor acquired approximately 11,000 acres west of Phoenix in the area of Goodyear/Litchfield Park, Arizona ("Palm Valley"), including a private water and sewer company to provide those utility services to the property. A substantial portion of the undeveloped property is currently being used for agricultural purposes. SunCor has completed the master-plan for developing Palm Valley, and the commercial and residential development of approximately 640 acres is well underway. The initial phase included the development of an 18-hole championship golf course that was completed in 1993. In addition, within the Palm Valley project, SunCor has entered into joint ventures to develop 2,200 acres as a retirement community, known as PebbleCreek, 350 acres as a planned area development, known as Litchfield Greens, and a 130-unit apartment complex known as the Palm Valley Apartments.

     SunCor's projects under development also include acquisition of a 1,400 acre master-planned community north of Phoenix called Tatum Ranch, a 1,400 acre master-planned community northeast of Phoenix called Scottsdale Mountain, a 140 acre master-planned project for business use northwest of Phoenix called Talavi and a 420 acre master-planned project for business use east of Phoenix called MarketPlace. Two recent projects -- SunRidge Canyon, a 950 acre golf and residential master-planned community northeast of Phoenix, and Sedona Golf Resort, a 300 acre golf and residential master-planned community near Sedona, Arizona -- are also being developed jointly with other venture partners. In 1996, SunCor acquired an option to develop a 21,000 acre master-planned community as a joint venture in Santa Fe, New Mexico called Rancho Viejo. The initial 2,500 acres are under development.

     For the years ended December 31, 1996, 1995, and 1994, SunCor's operating revenues were approximately $99.5 million, $54.8 million, and $59.3 million, respectively, and its income was approximately $4.2 million, $4.1 million, and $0.5 million, respectively. SunCor's capital needs consist primarily of capital expenditures and home construction, which, on the basis of projects now under development, are expected to approximate $61 million, $43 million, and $55 million for 1997, 1998, and 1999, respectively.

     At December 31, 1996, SunCor had total assets of approximately $441 million. See Note 5 of Notes to the Consolidated Financial Statements in Item 8 for information regarding SunCor's long-term debt. SunCor intends to continue its focus on real estate development in homebuilding and the development of residential, commercial, and industrial projects.

                    BUSINESS OF EL DORADO INVESTMENT COMPANY

     El Dorado was incorporated in 1983 under the laws of the State of Arizona and is engaged principally in the business of making equity investments in other companies. El Dorado's offices are located at 400 East Van Buren Street, Suite 750, Phoenix, Arizona 85004 (telephone 602-252-3441).

     El Dorado had investments in venture capital partnerships totaling approximately $7.5 million at December 31, 1996. El Dorado has remaining funding commitments in the aggregate amount of approximately $2.5 million in 1997. In addition to the foregoing investments, at December 31, 1996, El Dorado had direct investments of approximately $19.8 million in other private and public companies and partnerships.

     For the years ended December 31, 1996, 1995, and 1994, El Dorado's income (losses) were approximately $0.4 million, $8.5 million, and ($4.0 million), respectively. At December 31, 1996, El Dorado had total assets of approximately $38.8 million.

                               ITEM 2. PROPERTIES

Accredited Capacity

     APS' present generating facilities have an accredited capacity aggregating 4,026,700 kW, comprised as follows:

                                                                                               Capacity(kW)
                                                                                               ------------
Coal:
     Units 1, 2 and 3 at Four Corners, aggregating.......................................        560,000
     15% owned Units 4 and 5 at Four Corners, representing...............................        222,000
     Units 1, 2 and 3 at Cholla Plant, aggregating.......................................        615,000
     14% owned Units 1, 2 and 3 at the Navajo Plant, representing........................        315,000
                                                                                               ---------
                                                                                               1,712,000
                                                                                               =========
Gas or Oil:
     Two steam units at Ocotillo, two steam units at Saguaro, and one
       steam unit at Yucca, aggregating..................................................        463,400(1)
     Eleven combustion turbine units, aggregating........................................        500,600
     Three combined cycle units, aggregating.............................................        253,500
                                                                                                --------
                                                                                               1,217,500
                                                                                               =========
Nuclear:
     29.1% owned or leased Units 1, 2 and 3 at Palo Verde, representing..................      1,091,600
                                                                                               =========

Other....................................................................................          5,600
                                                                                               =========

---------------

     (1) West Phoenix steam units (108,300 kW) are currently mothballed.

-----------------------------------------------------

Reserve Margin

     APS' peak one-hour demand on its electric system was recorded on July 31, 1996 at 4,574,700 kW, compared to the 1995 peak of 4,420,400 kW recorded on July
28. Taking into account additional capacity then available to it under purchase power contracts as well as its own generating capacity, APS' capability of meeting system demand on July 31, 1996, computed in accordance with accepted industry practices, amounted to 4,680,300 kW, for an installed reserve margin of 2.7%. The power actually available to APS from its resources fluctuates from time to time due in part to planned outages, technical problems and short-term purchases. The available capacity from sources actually operable at the time of the 1996 peak amounted to 4,909,300 kW, for a margin of 8.5%. Firm purchases from neighboring utilities totaling 650,000 kW were in place at the time of the peak ensuring the ability to meet the load requirement.

Plant Sites Leased from Navajo Nation

     NGS and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Nation. The risk with respect to enforcement of these easements and leases is not deemed by APS to be material. The lease for Four Corners contains a waiver until 2001 of the requirement that APS pay certain taxes to the Navajo Nation. APS and the Navajo Nation are currently negotiating an agreement that would settle certain issues regarding this waiver and other matters, including the computation of royalties due on the sales of coal and possessory interest taxes paid by the fuel supplier to Four Corners. If this settlement is consummated, the fuel supplier, the Navajo Nation and the Four Corners participants would agree as a part of their settlement to restructure their relationships in an effort to permit the power and energy generated at Four Corners to be priced competitively. APS cannot currently predict the outcome of these settlement negotiations. Certain of APS' transmission lines and almost all of its contracted coal sources are also located on Indian reservations. See "Business of Arizona Public Service Company -- Generating Fuel and Purchased Power -- Coal Supply" in Item 1.

Palo Verde Nuclear Generating Station

     Palo Verde Leases

     On August 18, 1986 and December 19, 1986, APS entered into a total of three sale and leaseback transactions under which it sold and leased back approximately 42% of its 29.1% ownership interest in Palo Verde Unit 2. The leases under each of the sale and leaseback transactions have initial lease terms expiring on December 31, 2015. Each of the leases also allows APS to extend the term of the lease and/or to repurchase the leased Unit 2 interest under certain circumstances at fair market value. The leases in the aggregate require annual payments of approximately $40 million through 1999, approximately $46 million in 2000 and approximately $49 million through 2015 (see Note 9 of Notes to Consolidated Financial Statements in Item 8).

     Regulatory

     Operation of each of the three Palo Verde units requires an operating license from the NRC. Full power operating licenses for Units 1, 2 and 3 were issued by the NRC in June 1985, April 1986 and November 1987, respectively. The full power operating licenses, each valid for a period of approximately 40 years, authorize APS, as operating agent for Palo Verde, to operate the three Palo Verde units at full power.

     Nuclear Decommissioning Costs

     See Note 12 of Notes to Consolidated Financial Statements in Item 8 for a discussion of APS' nuclear decommissioning costs.

     Steam Generators

     See "Palo Verde Nuclear Generating Station" in Note 11 of Notes to Consolidated Financial Statements in Item 8 for a discussion of issues relating to the Palo Verde steam generators.

     Palo Verde Liability and Insurance Matters

     See "Palo Verde Nuclear Generating Station" in Note 11 of Notes to Consolidated Financial Statements in Item 8 for a discussion of the insurance maintained by the Palo Verde participants, including APS, for Palo Verde.

Other Information Regarding APS' Properties

     See "Business of Arizona Public Service Company -- Environmental Matters" and " -- Water Supply" in Item 1 with respect to matters having possible impact on the operation of certain of APS' power plants.

     See "Business of Arizona Public Service Company -- Construction Program" in
Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Needs and Resources" in Item 7 for a discussion of APS' construction plans.

     See Notes 5, 9 and 10 of Notes to Consolidated Financial Statements in Item 8 with respect to property of APS not held in fee or held subject to any major encumbrance.

     See "Business of SunCor Development Company" and "Business of El Dorado Investment Company" in Item 1 for a description of properties held by SunCor and El Dorado, respectively.

                                   [MAP PAGE]



     In accordance with Item 304 of Regulation S-T of the Securities Exchange Act of 1934, APS' Service Territory map contained in this Form 10-K is a map of the State of Arizona showing APS' service area, the location of its major power plants and principal transmission lines, and the location of transmission lines operated by APS' for others. The major power plants shown on such map are the Navajo Generating Station located in Coconino County, Arizona; the Four Corners Power Plant located near Farmington, New Mexico; the Cholla Power Plant, located in Navajo County, Arizona; the Yucca Power Plant, located near Yuma, Arizona; and the Palo Verde Nuclear Generating Station, located about 55 miles west of Phoenix, Arizona (each of which plants is reflected on such map as being jointly owned with other utilities), as well as the Ocotillo Power Plant and West
Phoenix Power Plant, each located near Phoenix, Arizona, and the Saguaro Power Plant, located near Tucson, Arizona. APS' major transmission lines shown on such map are reflected as running between the power plants named above and certain major cities in the State of Arizona. The transmission lines operated for others shown on such map are reflected as running from the Four Corners Plant through a portion of northern Arizona to the California border.

                            ITEM 3. LEGAL PROCEEDINGS

APS

Property Taxes

     On June 29, 1990, a new Arizona state property tax law was enacted, effective as of December 31, 1989, which adversely impacted APS' earnings before income taxes in tax years 1990 through 1995 by an aggregate amount of approximately  $21  million  per year.  On  December  20,  1990,  the Palo Verde participants, including APS, filed a lawsuit in the Arizona Tax Court, a division of the Maricopa County Superior Court, against the Arizona Department of Revenue, the Treasurer of the State of Arizona, and various Arizona counties, claiming, among other things, that portions of the new tax law are unconstitutional. (Arizona Public Service Company, et al. v. Apache County, et al., No. TX 90-01686 (Consol.), Maricopa County Superior Court). On April 23, 1996, the parties reached an agreement to settle the litigation and on July 18, 1996, the Governor signed a new Arizona property tax law that reduced the aggregate property tax of APS by approximately $18 million (before income taxes) in 1996, with slightly lower amounts expected in future years. Under the formula for potential future rate reduction pursuant to the 1996 regulatory agreement (see "1996 Regulatory Agreement" in Note 2 of Notes to Financial Statements in
Item 8 of this report), the property tax reduction is expected to reduce future retail rates. The parties to the litigation have reached a settlement pursuant to which APS will relinquish its claims for retrospective relief provided that the prospective relief provided by the new law is not changed (other than by changes in law affecting taxpayers generally) for a period of three years.

     See "Business of Arizona Public Service Company -- Environmental Matters" and "-- Water Supply" in Item 1 in regard to pending or threatened litigation and other disputes. See "Regulatory Matters" in Note 2 of Notes to Financial Statements in Item 8 for information regarding lawsuits filed by APS challenging certain provisions of rules adopted by the ACC for the phased-in introduction of retail electric competition in Arizona (Arizona Public Service Company v. The Arizona Corporation Commission, in the Superior Court of the State of Arizona in and for the County of Maricopa, No. CV97-03753, and Arizona Public Service Company v. The Arizona Corporation Commission, in the Court of Appeals, State of Arizona, Division One, No. 1 CA-CC-97-0002, ACC Docket No. R-0000-94-165).

Pinnacle West

     On April 22, 1991 a lawsuit was filed in the United States District Court for the District of Arizona by the Resolution Trust Corporation (the "RTC") against certain former officers and directors of MeraBank. The suit sought, among other things, damages in excess of $270 million, and alleged negligence, gross negligence, breach of fiduciary duty, breach of duty of loyalty and breach of contract with respect to the management and operation of MeraBank by the defendants beginning in the early 1980s. On December 30, 1993, and as the result of a negotiated settlement, the United States District Court for the District of Arizona entered orders and final judgments that, among other matters, partially dismissed the RTC litigation described above. Two non-settling individuals who pursued independent claims against the RTC were not dismissed from the RTC litigation.

     The non-settling individuals have filed a third-party complaint against the Company in the United States District Court for the District of Arizona alleging claims for contractual and statutory indemnification in the event that these individuals are found liable on the RTC's claims against them. The third-party complaint, which was served on the Company on or about November 13, 1995, further alleges that the Company acted in bad faith and wrongfully denied indemnification to these individuals and seeks compensatory and punitive damages in an unspecified amount as well as costs and attorneys' fees. In addition, one of these individuals seeks a judicial determination that the Company is obligated to pay him pension benefits in an unspecified amount in the event that the RTC does not fully pay these benefits. The December 30, 1993 settlement order barred the non-settling individuals from asserting claims for contribution and certain claims for noncontractual indemnification against the Company. On February 3, 1997, the

Arizona district court granted summary judgment in favor of the Company and ordered the dismissal of this third-party complaint with prejudice. On February 18, 1997, the Company filed a motion with the court requesting entry of a judgment and order of dismissal with prejudice and requesting certification of the judgment as final. It is not presently known whether the plaintiffs will seek to appeal the court's ruling. The Company believes that it has no obligation with respect to any costs or damages with respect to this matter.

     On January 18, 1991, a lawsuit was filed in the United States District Court, Southern District of Ohio, Western Division, against, among other parties, the Company and certain of its officers and directors, the Office of Thrift Supervision ("OTS"), the RTC and the Federal Deposit Insurance Corporation ("FDIC"). The amended complaint in this lawsuit alleges that the plaintiff purchased MeraBank subordinated debentures with a face amount of $1 million in 1987 in reliance upon a capital maintenance stipulation executed by the Company as a condition to the Company's acquisition of MeraBank. The plaintiff further alleges that the value of such debentures was impaired because of the Company's release from its purported obligations under the stipulation and the actions of the OTS in placing MeraBank in receivership. The amended complaint alleges claims under the federal securities laws, the federal racketeering statutes, and state consumer fraud statutes and seeks damages in the approximate amount of $4.8 million, plus interest. On June 8, 1993, the Ohio court ordered this case to be transferred to the District of Arizona. The individual director defendants were subsequently dismissed without prejudice pursuant to the stipulation of the parties. On November 10, 1994, the Company filed a motion for summary judgment on all counts, which on September 20, 1995 was granted in part and denied in part. The order rejected the plaintiff's claims as to one of the two purchases of MeraBank debentures at issue, and accordingly, reduced the amount in controversy to one-half of the original claimed amount. On October 4, 1996, the plaintiff filed a motion to amend its complaint to broaden the factual basis for its claims under theories of securities fraud, racketeering and consumer fraud. That motion is under consideration. On January 15, 1997, the Company filed a motion for summary judgment on the consumer fraud claim. That motion is also under consideration. The Company intends to vigorously defend itself in this action.

     On August 17, 1993, the Company was served with a separate complaint filed by the same plaintiff in the United States District Court for the District of Arizona alleging claims under the Arizona Racketeering Act and the Arizona Consumer Fraud Act seeking compensatory damages in the amount of $1.2 million plus interest, punitive damages, treble damages, interest, attorneys' fees and costs. On September 24, 1993, the plaintiff voluntarily dismissed the Arizona Consumer Fraud Act claims. On March 6, 1995, the court dismissed the Arizona Racketeering Act claims. The plaintiff filed a motion for reconsideration which was denied. The plaintiff has appealed the dismissal to the Ninth Circuit Court of Appeals. That appeal remains under consideration. The Company intends to vigorously defend itself in this action.

     On May 1, 1991, a lawsuit was filed in the United States District Court for the District of Arizona against the Company by another purchaser of the same issue of MeraBank subordinated debentures referred to above. This plaintiff also claims to have purchased the debentures, with a face amount of approximately $12.4 million, in reliance upon the stipulation. The suit further alleges that the Company induced the plaintiff to retain its investment in the debentures by representing to the plaintiff that the Company would keep MeraBank capitalized in accordance with federal regulatory requirements. The suit alleges violations of federal and state securities laws, fraud, negligent representation, promissory estoppel, racketeering and intentional interference with contractual relations. On October 7, 1994, the court dismissed the plaintiff's federal securities law claims. On May 4, 1995, the court granted the Company's motion for reconsideration and also dismissed plaintiff's state securities law claims. The plaintiff sought unspecified compensatory and punitive damages and requested that the compensatory damages be trebled under the Arizona Racketeering Act. On December 10, 1996, the parties executed a settlement agreement and mutual release in full and final settlement of this litigation. Settlement funds in an amount not material to the Company have been paid to plaintiff. The parties have filed a joint stipulation for dismissal with prejudice of the lawsuit. A formal order dismissing the lawsuit has not yet been issued by the court.

     On December 22, 1993, the Company was served with a complaint filed by other purchasers of MeraBank subordinated debentures with a face amount of approximately $1.5 million alleging claims substantially similar to the claims described in the preceding paragraph. The complaint, which was filed in the United States District Court for the

District of Arizona, seeks compensatory and punitive damages in an unspecified amount plus attorneys' fees and costs. On October 6, 1995, the Company filed a motion for summary judgment seeking dismissal of the suit based on, among other things, a claim that the applicable statute of limitations had expired. On November 13, 1995, the plaintiffs filed a cross-motion for partial summary judgment with respect to certain of the Company's alleged misrepresentations and omissions and on a fraudulent concealment defense to the expiration of the applicable statutes of limitations. On April 12, 1996, the court granted the Company's motion for summary judgment and dismissed plaintiffs' claims with prejudice. On May 13, 1996, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. The appeal has been fully briefed and the court has scheduled oral argument for May 5, 1997. The Company intends to vigorously defend itself in this action.

                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

              SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers are as follows:


                                  Age at March 1,
                                  ---------------
Name                                   1997                    Position(s) at March 1, 1997
----                                   ----                    ----------------------------
Michael S. Ash                          43            Corporate Counsel
Arlyn J. Larson                         62            Vice President of Corporate Planning and
                                                           Development
Nancy E. Felker                         45            Vice President and Treasurer
William J. Post                         46            President
George A. Schreiber, Jr.                48            Executive Vice President and Chief Financial Officer
Richard Snell                           66            Chairman of the Board of Directors and Chief
                                                      Executive Officer
Faye Widenmann                          48            Vice President of Corporate Relations and
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

         Mr.  Larson  was  elected  Vice  President,   Corporate   Planning  and
Development in July 1986.

         Ms. Felker was elected Treasurer in June 1990 and as a Vice President in February 1994. Ms. Felker also serves as Treasurer of APS, a position she was elected to in June 1993 after serving as Assistant Treasurer of APS since December 1992.

         Mr. Post was elected President of the Company effective February 5, 1997 after having served as its Executive Vice President since June 1995. He has also been the President and Chief Executive Officer of APS since February 1997. He had been APS' Chief Operating Officer since September 1994, as well as a Senior Vice President since June 1993. Prior to the time, he had served as a Vice President of APS since 1982. Mr. Post is also a director of APS.

         Mr. Schreiber was elected to the positions of Executive Vice President and Chief Financial Officer of both the Company and APS effective February 3, 1997. From 1990 to January 1997, he was Managing Director at PaineWebber, Inc. He is also a director of APS.

         Mr. Snell has been Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board of APS since February 1990. Until February 1997, he was also President of the Company. Mr. Snell is also a director of Aztar Corporation, Banc One Arizona Corporation and Central Newspapers, Inc.

         Ms. Widenmann was elected Secretary of the Company in 1985 and Vice President of Corporate Relations and Administration in November 1986.

                                     PART II

                     ITEM 5. MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is publicly held and is traded on the New York and Pacific Stock Exchanges. At the close of business on March 12, 1997, the Company's common stock was held of record by approximately 50,000 shareholders.

         The chart below sets forth the common stock price ranges on the composite tape, as reported in the Wall Street Journal for 1996 and 1995. The chart also sets forth the dividends declared and paid per share during each of the four quarters for 1996 and 1995.

                     Common Stock Price Ranges and Dividends


--------------------------------------------------------------------------------
                                                                 Dividend
             1996          High               Low                Per Share(a)
--------------------------------------------------------------------------------
 1st Quarter               30 1/4             26 1/4             .25
 2nd Quarter               30 3/8             26 1/4             .50
 3rd Quarter               30                 28                 .275
 4th Quarter               32 1/4             29 1/2              0
--------------------------------------------------------------------------------
             1995
--------------------------------------------------------------------------------
 1st Quarter               21 1/2             19 5/8             .225
 2nd Quarter               24 3/4             20 7/8             .225
 3rd Quarter               26 1/2             23 3/8             .225
 4th Quarter               28 7/8             26 1/8             .25
--------------------------------------------------------------------------------

                  (a) Dividends  for the third quarter were declared in June and
                      dividends   for  the  fourth   quarter  were  declared  in
                      September.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


(Dollars in Thousands, Except Per Share Amounts)       1996                1995            1994             1993         1992
                                                       ----                ----            ----             ----         ----
Operating Results

Operating revenues
        Electric                                   $  1,718,272       $  1,614,952    $  1,626,168      $  1,602,413 $  1,587,582
        Real estate                                      99,488             54,846          59,253            32,248       19,959

Income from continuing operations (a)              $    211,059(b)    $    199,608    $    200,619(c)   $    169,978 $    150,440
Income (loss) from discontinued
        operations - net of income tax                   (9,539)(d)           --              --                --          6,000(d)
Extraordinary charge for early
        retirement of debt - net of income tax (e)      (20,340)           (11,571)           --                --           --
Cumulative effect of change in
        accounting for income taxes (f)                    --                 --              --              19,252         --
                                                   ------------       ------------    ------------      ------------ ------------
                        Net income                 $    181,180       $    188,037    $    200,619      $    189,230 $    156,440
                                                   ============       ============    ============      ============ ============

Common Stock Data

Book value per share - year-end                    $      22.51       $      21.49    $      20.32      $      18.87 $      17.00

Earnings (loss) per average common
        share outstanding
                Continuing operations              $       2.41(b)    $       2.28    $       2.30(c)   $       1.95 $       1.73
                Discontinued operations                   (0.11)              --              --                --           0.07
                Extraordinary charge                      (0.23)             (0.13)           --                --           --
                Accounting change                          --                 --              --                0.22         --
                                                   ------------       ------------    ------------      ------------ ------------
                        Total                      $       2.07       $       2.15    $       2.30(c)   $       2.17 $       1.80
                                                   ============       ============    ============      ============ ============

Dividends declared per share (g)                   $      1.025       $      0.925    $      0.825      $      0.200 $       --

Average common shares outstanding                    87,441,515         87,419,300      87,410,967        87,241,899   87,044,180

Total Assets                                       $  6,989,289       $  6,997,052    $  6,909,752      $  6,956,799 $  6,270,476
                                                   ============       ============    ============      ============ ============

Liabilities and Equity
Long-term debt less current maturities             $  2,372,113       $  2,510,709    $  2,588,525      $  2,633,620 $  2,774,305
Other liabilities                                     2,428,180          2,336,695       2,276,249         2,282,508    1,620,250
                                                   ------------       ------------    ------------      ------------ ------------
                                                      4,800,293          4,847,404       4,864,774         4,916,128    4,394,555

Minority interests
        Non-redeemable preferred stock of APS           165,673            193,561         193,561           193,561      168,561
        Redeemable preferred stock of APS                53,000             75,000          75,000           197,610      225,635

Common stock equity                                   1,970,323          1,881,087       1,776,417         1,649,500    1,481,725
                                                   ------------       ------------    ------------      ------------ ------------
                        Total                      $  6,989,289       $  6,997,052    $  6,909,752      $  6,956,799 $  6,270,476
                                                   ============       ============    ============      ============ ============

(a) Includes after-tax Palo Verde Unit 3 accretion income in 1994, 1993 and 1992 of approximately $20.3 million, $45.3 million and $40.7 million, respectively.
(b) Includes an after-tax charge of $18.9 million ($0.22 per share) for a voluntary severance program and approximately $12 million ($0.13 per share) of income tax benefits related to capital loss carryforwards.
(c) Includes a non-recurring income tax benefit of $26.8 million ($0.31 per share) related to a change in tax law.
(d) In 1996 settlement of a legal matter; and in 1992, tax benefits associated with MeraBank, a Federal Savings Bank.
(e) Charges associated with the repayment or refinancing of the parent company's high-coupon debt.
(f) Results of the adoption of the liability method of accounting for income taxes.
(g) In October 1993, the Board of Directors declared a quarterly dividend on common stock, which was previously suspended in October 1989.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to Pinnacle West and its subsidiaries: APS, SunCor and El Dorado. The discussion also relates to the discontinued operations of MeraBank, A Federal Savings Bank.

Capital Needs and Resources

Parent Company

The parent company reduced its debt by approximately $60 million, $120 million and $134 million in 1996, 1995 and 1994, respectively. An existing line of credit and the remaining 11.61% debentures were replaced in 1996 with $50 million of senior notes and a $225 million line of credit under which borrowings of $200 million were outstanding at December 31, 1996. Extraordinary charges of $20.3 million after income taxes were incurred in the repayment and refinancing of parent company debt in 1996. The parent company does not have any debt repayment obligations until 2001.

         During the past three years, the parent company's primary cash needs were for common stock dividends, interest payments and optional and mandatory repayment of principal on its long-term debt (see Note 5 of Notes to Consolidated Financial Statements). As provided in the 1996 regulatory agreement (see Note 2 of Notes to Consolidated Financial Statements), the parent company invested $50 million in APS in 1996 and will invest similar amounts annually in 1997 through 1999. In March 1997, the Board of Directors approved a program for the repurchase of up to $80 million of the Company's common stock in 1997.

         Dividends from APS have been Pinnacle West's primary source of cash. SunCor provided cash in 1996, as did SunCor and El Dorado in 1995, and both are expected to contribute to Pinnacle West's cash flow in 1997. Tax allocations within the consolidated group have been additional sources of cash.

APS

During 1996, APS redeemed approximately $223 million of long-term debt and preferred stock. Required and optional redemptions of preferred stock and repayments of long-term debt, including premiums thereon, and payments for a capitalized lease obligation are expected to total approximately $222 million, $114 million and $114 million for the years 1997, 1998 and 1999, respectively.

         APS' capital requirements consist primarily of capital expenditures and optional and mandatory repayments of long-term debt and preferred stock. The resources available to meet these requirements include funds provided by operations, external financings and the annual equity infusions from the parent company of $50 million from 1997 through 1999.

         Present construction plans through the year 2006 do not include any major baseload generating plants. In general, most of the capital expenditures are for expanding transmission and distribution capabilities to meet customer growth, for upgrading existing facilities and for environmental purposes. Capital expenditures are anticipated to be approximately $296 million, $283 million and $262 million for 1997, 1998 and 1999, respectively. These amounts include about $30 million each year for nuclear fuel.

         During  the  period  1994   through   1996,   APS  funded  all  capital
expenditures with funds from operations. APS expects to have adequate resources to meet its capital requirements for the period 1997 through 1999.

         Although provisions in APS' bond indenture, articles of incorporation and Arizona Corporation Commission (ACC) financing orders establish maximum amounts of additional first mortgage bonds and preferred stock that APS may issue, management does not expect any of these provisions to limit APS' ability to meet its capital requirements.

         As of December 31, 1996, APS had credit commitments from various banks totaling approximately $400 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. At the end of 1996, there were $16.9 million of commercial paper and $100 million of bank borrowings outstanding.

Non-Utility Subsidiaries

During the past three years, SunCor and El Dorado together funded all of their operations through cash flow from operations and their own financings.

        SunCor's capital needs consist primarily of capital expenditures and home construction, which, on the basis of projects now under development, are expected to approximate $61 million, $43 million and $55 million for 1997, 1998 and 1999, respectively. Capital resources available to meet these requirements include funds provided by operations and SunCor's own external financings.

        During 1996, SunCor refinanced existing lines of credit and mortgage bonds with a new $100 million bank financing, consisting of a $55 million line of credit under which $42 million was outstanding at December 31, 1996, and a $45 million term loan. SunCor has debt obligations of $3 million, $5 million and $29 million due in 1997, 1998 and 1999, respectively.

Results of Operations

1996 Compared with 1995

Pinnacle West reported net income of $181.2 million in 1996 compared with $188.0 million in 1995. The following table summarizes the comparisons:

         (Thousands of Dollars)                  1996            1995
                                                 ----            ----

         Income from continuing
                 operations                $    211,059    $    199,608
         Loss from discontinued
                 operations -
                 net of income tax               (9,539)            --
         Extraordinary charge for early
                 retirement of debt - net of
                 income tax                     (20,340)        (11,571)
                                           ------------    ------------
         Net income                        $    181,180    $    188,037
                                           ============    ============

         The 1996 loss on discontinued operations related to the remnants of MeraBank legal matters. Earnings improvement from continuing operations is primarily due to increased earnings at APS and lower interest expense at the parent company resulting from debt reduction and lower interest rates.

         APS earnings in 1996 were $226.4 million compared with $220.4 million in 1995. Earnings increased primarily due to increased operating revenues, lower property taxes, the recognition of $12 million of income tax benefits associated with capital loss carryforwards and lower interest expense. The comparison of 1996 to 1995 was also positively impacted by asset write-downs of $21 million before income taxes in 1995. Operating revenues were higher due to increased sales resulting from customer growth, warmer weather in 1996 and higher usage, particularly by residential customers. Property taxes decreased primarily due to a change in tax law. Interest expense was lower due to lower average interest rates and lower amounts of debt outstanding.

        Partially offsetting these positive factors at APS were $60 million of accelerated regulatory asset amortization, higher fuel expenses, a pretax charge of $31.7 million for a voluntary severance program and a retail rate reduction. Also negatively affecting the comparison of 1996 with 1995 was a gain on the sale of a small subsidiary in 1995. The accelerated regulatory asset amortization and the rate reduction were part of a regulatory agreement which became effective July 1, 1996 (see Note 2 of Notes to Consolidated Financial Statements). Fuel expenses were up primarily due to higher natural gas costs, increased retail sales and higher coal prices. APS does not have a fuel adjustment clause as part of its retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings.

         SunCor reported net income of $4.2 million in 1996 compared with $4.1 million in 1995. Increased real estate revenues and operating expenses were the result of the acquisition of Golden Heritage Homes in 1996.

         El Dorado reported net income of $0.4 million in 1996 compared to $8.5 million in 1995. The decrease reflects investment sales in 1995.

1995 Compared with 1994

The Company reported net income of $188.0 million in 1995 compared with $200.6 million in 1994. However, both years included significant extraordinary or non-recurring items. In 1995, an extraordinary charge of $11.6 million after income taxes was recorded for a debt prepayment penalty. Net income for 1994 included a non-recurring income tax benefit of $26.8 million. Excluding the effects of the extraordinary and non-recurring items, the Company earned $199.6 million in 1995 compared with $173.8 million in 1994. The earnings improvement reflected earnings at the subsidiaries and lower interest expense at the parent company due to continued debt reduction.

         APS earnings in 1995 were $220.4 million compared with $218.2 million in 1994. Earnings increased primarily due to customer growth, lower fuel expenses, accelerated amortization of investment tax credits, lower operations and maintenance expenses, lower preferred stock dividends and a gain recognized on the sale of a small subsidiary. Fuel expenses decreased due to lower fuel prices and a more favorable mix resulting from increased nuclear generation. The accelerated amortization of investment tax credits (ITC's) was a result of a 1994 rate settlement (see Note 2 of Notes to Consolidated Financial Statements) and is reflected as an $18 million decrease in consolidated income tax expense. Operations and maintenance expense decreased as a result of lower fossil plant overhaul costs, improved nuclear operations and severance costs incurred in 1994. Preferred stock dividends decreased due to less preferred stock outstanding.

         Substantially offsetting these positive factors were the absence of non-cash income related to a 1991 rate settlement, milder weather, the reversal in 1994 of certain previously recorded depreciation, a retail rate reduction which became effective June 1, 1994, and in 1995 a $13 million pretax write-down of an office building and an $8 million pretax write-down of certain inventory.

         SunCor reported net income of $4.1 million in 1995 compared with $0.5 million in 1994. The improvement reflects increased commercial land sales and the termination of a sale-leaseback arrangement related to the Wigwam Resort which was replaced with a management agreement.

         El Dorado reported net income of $8.5 million in 1995 compared with a $4.0 million loss in 1994. The improvement reflects sales in 1995 of investments and an investment write-down in 1994.

Electric Operating Revenues

Operating revenues reflect changes in both the volume of units sold and price per kilowatt-hour of electric sales. An analysis of the increases (decreases) in 1996 and 1995 electric operating revenues compared with the prior year follows:

               (Millions of Dollars)          1996         1995

               Volume variance:
                  Customer growth
                    and usage              $   75.1      $  57.9
                  Weather                      40.1        (42.0)
                  Other                          --         (1.7)
               Rate reductions                (29.7)       (11.4)
               Interchange sales                8.5         (7.2)
               Other                            9.3         (6.8)
                                           --------      -------
               Total change                $  103.3      $ (11.2)
                                           ========      =======

Income Tax Issues

         See Note 3 of Notes to Consolidated Financial Statements regarding accelerated amortization of investment tax credits and the recognition of $26.8 million of income tax benefits in 1994.

Other Income

         Net income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including allowance for funds used during construction (AFUDC) and accretion income on Palo Verde Unit 3 (see Consolidated Statements of Cash Flows and Note 1 of Notes to Consolidated Financial Statements). The after-tax accretion income recorded in 1994 was $20.3 million. Also in 1994 was a one-time depreciation reversal of $15 million, after income taxes, which was included in "Other-net" in the Consolidated Statements of Income (see Note 2 of Notes to Consolidated Financial Statements).

ACCOUNTING MATTERS

See Note 12 of Notes to Consolidated Financial Statements for a description of a proposed standard on accounting for certain liabilities related to closure or removal of long-lived assets.

CURRENT ISSUES

The Company's ability to maintain and improve its current level of earnings will depend on several factors. As the electric industry becomes more competitive, APS' ability to reduce costs and increase productivity and asset utilization will be an important factor in maintaining a price structure that is both attractive to customers and profitable to the Company. Other important factors that could affect the Company's future earnings levels and any forward-looking statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include regulatory developments; competitive developments; regional economic conditions; the cost of debt and equity capital; regulatory, tax and environmental legislation; weather variations affecting customer usage; and technological developments in the electricity industry.

Competition

Competition continues to evolve in the electric utility industry. In December 1996, the ACC adopted rules for the introduction of retail electric competition in Arizona in phases from 1999 through 2003. The Rules establish a framework for introducing competition; however, with respect to certain matters, they also contain requirements for further workshops and ACC consideration prior to implementation. Recommendations to the ACC from the workshops are expected in late 1997. The Rules indicate that the ACC will allow recovery of unmitigated stranded costs, but do not set forth the mechanisms for determining or recovering such costs. Separately, the Arizona legislature established a joint legislative committee to study retail electric competition and to report to the legislature by the end of 1997. The Company believes that state legislation will ultimately be required before significant implementation of retail electric competition can lawfully occur in Arizona. Additionally, legislation related to electric competition has been proposed in the U.S. Congress. See Note 2 of Notes to Consolidated Financial Statements for further discussion of competitive developments. Until it has been determined how competition will be implemented in Arizona, the Company cannot accurately predict the impact of full retail electric competition on its financial position or results of operations.

         APS prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. APS' existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets, which amounted to approximately $1.1 billion at December 31, 1996. If rate recovery of these assets is no longer probable, whether due to competition or regulatory action, APS would no longer be able to apply the provisions of SFAS No. 71 to all or some part of its operations which could have a material impact on the Company's financial statements. See Note 1 of Notes to Consolidated Financial Statements for additional information on regulatory accounting.

Rate Matters

Pursuant to the price reduction  formula in the 1996  regulatory  agreement (see
Note 2 of Notes to Consolidated Financial Statements), in March 1997, APS filed with the ACC its calculation of an annual retail rate reduction of approximately $18 million ($11 million after income taxes), or 1.2%, to become effective July 1, 1997. The amount and timing of the rate decrease is subject to ACC approval and, if the ACC orders hearings on the matter, the effective date could be delayed.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                                               Page
                                                                                                               ----

Report of Management........................................................................................
Independent Auditors' Report ...............................................................................
Consolidated Statements of Income for each of the three years in the period ended December 31, 1996.........
Consolidated Balance Sheets -- December 31, 1996 and 1995...................................................
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996.....
Consolidated Statements of Retained Earnings for each of the three years in the period ended December 31,
         1996...............................................................................................
Notes to Consolidated Financial Statements..................................................................
Financial Statement Schedule for each of the three years in the period ended December 31, 1996
                  Schedule II--Valuation and Qualifying Accounts for the years ended December 31,
                  1996, 1995 and 1994.......................................................................

         See Note 13 of Notes to Consolidated Financial Statements for the selected quarterly financial data required to be presented in this Item.

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

         Periodically the internal accounting control system is reviewed by both the Company's internal auditors and its independent auditors to test for compliance. Reports issued by the internal auditors are released to management, and such reports or summaries thereof are transmitted to the Audit Committee of the Board of Directors and the independent auditors on a timely basis.

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

Richard Snell                                                 George A. Schreiber, Jr.
Chairman and Chief Executive Officer                          Executive Vice President and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

         We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle West Capital Corporation and its subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Phoenix, Arizona
March 5, 1997

                        PINNACLE WEST CAPITAL CORPORATION
                        Consolidated Statements of Income
                            Year ended December 31,
                (Dollars in Thousands, Except Per Share Amounts)

                                                                        1996              1995              1994
                                                                        ----              ----              ----
Operating Revenues
        Electric                                                  $  1,718,272      $  1,614,952      $  1,626,168
        Real estate                                                     99,488            54,846            59,253
                                                                  ------------      ------------      ------------
                        Total                                        1,817,760         1,669,798         1,685,421
                                                                  ------------      ------------      ------------
Fuel Expenses
        Fuel for electric generation                                   230,393           208,928           237,103
        Purchased power                                                 95,130            60,870            63,586
                                                                  ------------      ------------      ------------
                        Total                                          325,523           269,798           300,689
                                                                  ------------      ------------      ------------
Operating Expenses
        Utility operations and maintenance                             430,714           400,814           411,921
        Real estate operations                                          96,080            50,344            59,789
        Depreciation and amortization (Note 1)                         299,507           243,989           237,326
        Taxes other than income taxes                                  122,077           142,429           141,926
                                                                  ------------      ------------      ------------
                        Total                                          948,378           837,576           850,962
                                                                  ------------      ------------      ------------
OPERATING INCOME                                                       543,859           562,424           533,770
                                                                  ------------      ------------      ------------

Other Income (Deductions)
        Allowance for equity funds used during
                construction                                             5,209             4,982             3,941
        Palo Verde accretion income (Note 1)                              --                --              33,596
        Interest on long-term debt                                    (171,458)         (209,293)         (229,810)
        Other interest                                                 (23,764)          (16,975)          (15,185)
        Allowance for borrowed funds used
                during construction                                      9,509             9,065             5,442
        Preferred stock dividend requirements of APS                   (17,092)          (19,134)          (25,274)
        Other - net                                                     (6,748)           (3,496)           17,109
                                                                  ------------      ------------      ------------
                        Total                                         (204,344)         (234,851)         (210,181)
                                                                  ------------      ------------      ------------
INCOME FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES                                            339,515           327,573           323,589
Income Taxes (Note 3)
        Income tax expense                                             128,456           127,965           149,740
        Non-recurring income tax benefit                                  --                --             (26,770)
                        Total                                          128,456           127,965           122,970
INCOME FROM CONTINUING OPERATIONS                                      211,059           199,608           200,619
Loss from Discontinued Operations -
        Net of Income Tax of $6,461                                     (9,539)             --                --
Extraordinary Charge for Early Retirement
        of Debt - Net of Income Tax of
        $13,777 and $7,834                                             (20,340)          (11,571)             --
                                                                  ------------      ------------      ------------
NET INCOME                                                        $    181,180      $    188,037      $    200,619
                                                                  ============      ============      ============
Average Common Shares Outstanding                                   87,441,515        87,419,300        87,410,967
Earnings (Loss) Per
        Average Common Share Outstanding
        Continuing operations                                     $       2.41      $       2.28      $       2.30
        Discontinued operations                                          (0.11)             --                --
        Extraordinary charge                                             (0.23)            (0.13)             --
                                                                  ------------      ------------      ------------
                        Total                                     $       2.07      $       2.15      $       2.30
                                                                  ============      ============      ============
Dividends Declared Per Share                                      $      1.025      $      0.925      $      0.825
                                                                  ============      ============      ============

See Notes to Consolidated Financial Statements

                        PINNACLE WEST CAPITAL CORPORATION
                           Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                        December 31,
                                                                      1996         1995
                                                                  ----------   -----------
ASSETS

Current Assets
       Cash and cash equivalents                                  $   26,686   $   79,539
       Customer and other receivables - net                          169,237      131,393
       Accrued utility revenues (Note 1)                              55,470       53,519
       Material and supplies (at average cost)                        74,120       78,271
       Fossil fuel (at average cost)                                  13,928       21,722
       Deferred income taxes (Note 3)                                 69,688       46,355
       Other current assets                                           41,140       19,671
                                                                  ----------   ----------
          Total current assets                                       450,269      430,470
                                                                  ----------   ----------

Investments and Other Assets
       Real estate investments - net                                 398,527      411,693
       Other assets (Note 12)                                        173,109      151,127
                                                                  ----------   ----------
          Total investments and other assets                         571,636      562,820
                                                                  ----------   ----------

Utility Plant (Note 5, 9 and 10)
       Electric plant in service and held for future use           6,803,211    6,544,860
       Less accumulated depreciation and
         amortization                                              2,426,143    2,231,614
                                                                  ----------   ----------
          Total                                                    4,377,068    4,313,246
       Construction work in progress                                 226,935      281,757
       Nuclear fuel, net of amortization of $63,892 and $68,275       51,137       52,084
                                                                  ----------   ----------
          Net utility plant                                        4,655,140    4,647,087
                                                                  ----------   ----------

Deferred Debits
       Regulatory asset for income taxes (Note 3)                    516,722      548,464
       Rate synchronization cost deferrals (Note 1)                  414,082      449,299
       Other deferred debits                                         381,440      358,912
                                                                  ----------   ----------
          Total deferred debits                                    1,312,244    1,356,675
                                                                  ----------   ----------

TOTAL ASSETS                                                      $6,989,289   $6,997,052
                                                                  ==========   ==========

                See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                           Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                     December 31,
                                                               1996                1995
                                                            ----------          ----------
LIABILITIES AND EQUITY

Current Liabilities
       Accounts payable                                     $  184,095          $  114,963
       Accrued taxes                                            82,413              95,962
       Accrued interest                                         39,652              48,958
       Short-term borrowings (Note 4)                           16,900             177,800
       Current maturities of long-term debt (Note 5)           156,277               8,780
       Customer deposits                                        34,222              32,746
       Other current liabilities                                37,056              25,284
                                                            ----------          ----------
          Total current liabilities                            550,615             504,493
                                                            ----------          ----------

Long-Term Debt Less Current Maturities (Note 5)              2,372,113           2,510,709
                                                            ----------          ----------

Deferred Credits and Other
       Deferred income taxes (Note 3)                        1,359,312           1,327,881
       Deferred investment tax credit (Note 3)                  74,379              97,897
       Unamortized gain - sale of utility plant                 86,939              91,514
       Other                                                   356,935             314,910
                                                            ----------          ----------
          Total deferred credits and other                   1,877,565           1,832,202
                                                            ----------          ----------

Commitments and Contingencies (Note 11)


Minority Interests (Note 6)
       Non-Redeemable preferred stock of APS                   165,673             193,561
                                                            ----------          ----------
       Redeemable preferred stock of APS                        53,000              75,000
                                                            ----------          ----------

Common Stock Equity (Note 7)
       Common stock, no par value; authorized
         150,000,000 shares; issued and
         outstanding 87,515,847 in 1996 and 1995             1,636,354           1,638,684
       Retained earnings                                       333,969             242,403
                                                            ----------          ----------
          Total common stock equity                          1,970,323           1,881,087
                                                            ----------          ----------

TOTAL LIABILITIES AND EQUITY                                $6,989,289          $6,997,052
                                                            ==========          ==========

                See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      Consolidated Statements of Cash Flows
                            Year Ended December 31,
                             (Thousands of Dollars)

                                                       1996         1995         1994
                                                       ----         ----         ----
Cash Flows From Operating Activities
  (NOTE 1)

Income from continuing operations                   $ 211,059    $ 199,608    $ 200,619

Items not requiring cash
        Depreciation and amortization                 334,808      276,288      271,654
        Deferred income taxes - net                    13,392       61,076       78,841
        Rate refund reversal                             --           --         (9,308)
        Palo Verde accretion income                      --           --        (33,596)
        Allowance for equity funds used
          during construction                          (5,209)      (4,982)      (3,941)
        Deferred investment tax credit                (23,518)     (23,529)      (5,905)
        Other - net                                      (365)      16,099        4,753
Changes in current assets and liabilities
        Customer and other receivables - net          (38,106)       4,653       (7,693)
        Accrued utility revenues                       (1,951)       1,913        4,924
        Materials, supplies and fossil fuel            11,945       25,606        4,795
        Other current assets                           (8,949)      (4,249)      (1,640)
        Accounts payable                               65,586       (2,093)      25,068
        Accrued taxes                                  (7,088)       6,818       (7,159)
        Accrued interest                               (9,306)      (7,100)      (1,616)
        Other current liabilities                       1,515        3,714       (1,730)
Decrease (increase) in land held                       16,547       (4,660)     (10,163)
Other - net                                            12,176        6,700      (10,730)
                                                    ---------    ---------    ---------

Net Cash Flow Provided By Operating Activities        572,536      555,862      497,173
                                                    ---------    ---------    ---------

Cash Flows From Investing Activities

Capital expenditures                                 (258,598)    (295,772)    (245,925)
Allowance for borrowed funds used
   during construction                                 (9,509)      (9,065)      (5,442)
Other - net                                           (15,945)         422       (1,773)
                                                    ---------    ---------    ---------

Net Cash Flow Used For Investing Activities          (284,052)    (304,415)    (253,140)
                                                    ---------    ---------    ---------

Cash Flows From Financing Activities

Issuance of long-term debt                            557,067      225,128      595,362
Short-term borrowings - net                          (160,900)      46,300      (16,500)
Dividends paid on common stock                        (89,614)     (80,855)     (72,115)
Repayment of long-term debt                          (575,332)    (383,117)    (643,991)
Redemption of preferred stock                         (50,360)        --       (124,096)
Extraordinary charge for early retirement of debt     (20,340)     (11,571)        --
Other - net                                            (1,858)      (2,512)        (101)
                                                    ---------    ---------    ---------

Net Cash Flow Used For Financing Activities          (341,337)    (206,627)    (261,441)
                                                    ---------    ---------    ---------

Net Cash Flow                                         (52,853)      44,820      (17,408)

Cash and Cash Equivalents at Beginning of Year         79,539       34,719       52,127
                                                    ---------    ---------    ---------
Cash and Cash Equivalents at End of Year            $  26,686    $  79,539    $  34,719
                                                    =========    =========    =========

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                  Consolidated Statements of Retained Earnings
                            Year Ended December 31,
                             (Thousands of Dollars)


                                             1996         1995         1994
                                             ----         ----         ----

 Retained Earnings at Beginning of Year   $ 242,403    $ 135,221    $   6,717

 Net Income                                 181,180      188,037      200,619

 Common Stock Dividends                     (89,614)     (80,855)     (72,115)
                                          ---------    ---------    ---------

 Retained Earnings at End of Year         $ 333,969    $ 242,403    $ 135,221
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

         APS, the Company's major subsidiary and Arizona's largest electric utility, with 738,000 customers, provides wholesale or retail electric service to the entire state with the exception of Tucson and about one-half of the Phoenix area. SunCor is a developer of residential, commercial and industrial projects on some 14,000 acres predominantly in the metropolitan Phoenix area, and El Dorado is a venture capital firm with a diversified portfolio.

Accounting Records

The accounting records are maintained in accordance with generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires the use of estimates by management. Actual results could differ from those estimates.

Regulatory Accounting

APS prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

         APS' major regulatory assets are rate synchronization cost deferrals (see "Rate Synchronization Cost Deferrals" in this note) and deferred taxes (see
Note 3). These items, combined with miscellaneous regulatory assets and liabilities, amounted to approximately $1.1 billion and $1.2 billion at December 31, 1996 and 1995, respectively, most of which are included in "Deferred Debits" on the Consolidated Balance Sheets. In accordance with the 1996 regulatory agreement (see Note 2), the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period beginning July 1, 1996. The accelerated portion of the regulatory asset amortization, approximately $60 million pretax in 1996, is included in depreciation and amortization expense on the Consolidated Statements of Income.

         APS' existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets. If rate recovery of these assets is no longer probable, whether due to competition or regulatory action, APS would no longer be able to apply the provisions of SFAS No. 71 to all or some part of its operations which could have a material impact on the Company's financial statements.

Utility Plant and Depreciation

         Utility plant represents the buildings, equipment and other facilities used to provide electric service. The cost of utility plant includes labor, materials, contract services, other related items and an allowance for funds used during construction. The cost of retired depreciable utility plant, plus removal costs less salvage realized, is charged to accumulated depreciation. See
Note 12 for information on a proposed accounting standard which impacts accounting for removal costs.

         Depreciation on utility property is recorded on a straight-line basis. The applicable rates for 1994 through 1996 ranged from 1.51% to 20%, which resulted in an annual composite rate of 3.32% for 1996. Depreciation and amortization of non-utility property and equipment are provided over the estimated useful lives of the related assets, ranging from 3 to 50 years.

Allowance for Funds Used During  Construction

AFUDC represents the cost of debt and equity funds used to finance construction of utility plant. Plant construction costs, including AFUDC, are recovered in authorized rates through depreciation when completed projects are placed into commercial operation. AFUDC does not represent current cash earnings.

         AFUDC has been calculated using composite rates of 7.75% for 1996; 8.52% for 1995; and 7.70% for 1994. APS compounds AFUDC semiannually and ceases to accrue AFUDC when construction is completed and the property is placed in service. Effective in 1997, APS will no longer accrue AFUDC. In place of AFUDC, APS will capitalize interest in accordance with SFAS No. 34, "Capitalization of Interest Cost."

Revenues

Electric operating revenues are recognized on the accrual basis and include estimated amounts for service rendered but unbilled at the end of each accounting period.

Palo Verde Accretion Income

In 1991, the carrying value of Palo Verde Unit 3 was discounted to reflect the present value of lost cash flows resulting from a 1991 rate settlement agreement deeming a portion of the unit to temporarily be excess capacity. In accordance with generally accepted accounting principles, accretion income was recorded over a thirty-month period ended May 1994 in the aggregate amount of the original discount. The after-tax accretion income recorded in 1994 was $20.3 million.

Rate Synchronization Cost Deferrals

As authorized by the ACC, operating costs (excluding fuel) and financing costs of Palo Verde Units 2 and 3 were deferred from the commercial operation date (September 1986 and January 1988, respectively) until the date the units were included in a rate order (April 1988 and December 1991, respectively). Beginning July 1, 1996, the deferrals are being amortized over an eight-year period in accordance with the 1996 regulatory agreement (see Note 2). Prior to July 1, the deferrals were amortized over thirty-five year periods. Amortization of the deferrals is included in depreciation and amortization expense on the Consolidated Statements of Income.

Nuclear Fuel

Nuclear fuel is charged to fuel expense using the unit-of-production method under which the number of units of thermal energy produced in the current period is related to the total thermal units expected to be produced over the remaining life of the fuel.

         Under federal law, the United States Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel, and assesses $0.001 per kWh of nuclear generation. This amount is charged to nuclear fuel expense. See Note 11 for information on spent fuel disposal and Note 12 for information on nuclear decommissioning costs.

Income Taxes

The Company files a consolidated U.S. income tax return. In accordance with an intercompany tax allocation agreement, provisions for income taxes are made by each subsidiary as if separate income tax returns were filed. The difference, if any, between these provisions and consolidated income tax expense is allocated to the parent company.

Reacquired Debt Costs

APS amortizes gains and losses on reacquired debt over the remaining life of the original debt, consistent with ratemaking. In accordance with the 1996 regulatory agreement (see Note 2), the ACC accelerated APS' amortization of the regulatory asset for reacquired debt costs to an eight-year period beginning July 1, 1996. The accelerated portion of the regulatory asset amortization is included in depreciation and amortization expense on the Consolidated Statements of Income.

Statements of Cash Flows

Temporary cash investments and marketable securities are considered to be cash equivalents for purposes of the Consolidated Statements of Cash Flows. During 1996, 1995 and 1994, the Company paid interest, net of amounts capitalized, of $185.9 million, $216.8 million and $231.6 million, respectively. Income taxes paid were $121.0 million, $77.4 million and $56.5 million, respectively; and dividends paid on preferred stock of APS were $17.4 million, $19.1 million and $26.2 million, respectively.

Reclassifications

Certain prior year balances have been restated to conform to the 1996 presentation.

2. REGULATORY MATTERS

Electric Industry Restructuring

State

The ACC has been conducting an ongoing investigation into the restructuring of the Arizona electric industry in an open competition docket involving many parties. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition. The ACC has ordered that reliability, stranded cost recovery, the phase-in process, and bundled, unbundled and metering services, as well as legal issues, will require additional consideration and will be addressed through workshops and working groups which will issue recommendations to the ACC during 1997. The Rules include the following major provisions:

     o The Rules are intended to apply to virtually all of the Arizona electric utilities regulated by the ACC, including APS.

     o Each affected utility would be required to make available at least 20 percent of its 1995 system retail peak demand for competitive generation supply to all customer classes not later than January 1, 1999; at least 50 percent not later than January 1, 2001; and all of its retail demand not later than January 1, 2003.

     o Electric service providers that obtain a Certificate of Convenience and Necessity (CC&N) from the ACC would be allowed to supply, market and/or broker specified electric services at retail. These services would include electric generation, but exclude electric transmission and distribution.

     o On or before December 31, 1997, each affected utility is required to file with the ACC proposed tariffs for bundled service and unbundled service. Bundled service means electric service elements (i.e., generation, transmission, distribution and ancillary services) provided as a package to customers within an affected utility's current service area. Unbundled service means electric service elements provided and priced separately. Affected utilities would be required to provide bundled service, as well as unbundled transmission, distribution and miscellaneous other services, at regulated cost-based rates.

     o The Rules indicate that the ACC will allow recovery of unmitigated stranded costs. Each affected utility would be required to file with the ACC estimates of unmitigated stranded costs. The ACC would then, after hearing and consideration of various factors, determine the magnitude of stranded cost and appropriate stranded cost recovery mechanisms and charges.

         APS continues to focus on working with the ACC to bring competitive benefits to Arizona but believes that certain provisions of the Rules are deficient. In February 1997, APS filed lawsuits to protect its legal rights regarding the Rules.

         A joint legislative committee has been appointed to study electric utility industry restructuring issues and report back to the legislature by the end of 1997. APS believes that legislation will ultimately be required before significant implementation of the Rules can lawfully occur.

         Until  it  has  been  further   determined  how  competition   will  be
implemented in Arizona, APS cannot accurately predict the impact of full retail competition on its financial position or results of operations.

Federal

The Energy Policy Act of 1992 and recent rulemakings by FERC have promoted increased competition in the wholesale electric power markets. The Company does not expect these rules to have a material impact on its financial statements.

         Several electric utility reform bills have been introduced during the current legislative session, which as currently written, would allow consumers to choose their electric supplier by 2000 or 2003. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any substantial restructuring of the electric utility industry can occur.

1996 Regulatory Agreement

In April 1996, the ACC approved a regulatory agreement between APS and the ACC Staff. The major provisions of this agreement are:

     o An annual rate reduction of approximately $48.5 million ($29 million after income taxes), or 3.4% on average for all customers except certain contract customers, effective July 1, 1996.

     o Recovery of substantially all of APS' present regulatory assets through accelerated amortization over an eight-year period beginning July 1, 1996, increasing annual amortization by approximately $120 million ($72 million after income taxes). See Note 1.

     o A formula for sharing future cost savings between customers and shareholders (price reduction formula) referencing a return on equity (as defined) of 11.25%.

     o A moratorium on filing for permanent rate changes prior to July 2, 1999, except under the price reduction formula and under certain other limited circumstances.

     o Infusion of $200 million of common equity into APS by the parent company, in annual payments of $50 million starting in 1996.

         Pursuant to the price reduction formula, in March 1997, APS filed with the ACC its calculation of an annual retail rate reduction of approximately $18 million ($11 million after income taxes), or 1.2%, to become effective July 1, 1997. The amount and timing of the rate decrease is subject to ACC approval.

1994 Settlement Agreement

In May 1994, the ACC approved a retail rate settlement agreement which provided for a net annual retail rate reduction of 2.2% on average, or approximately $32 million ($19 million after income taxes), effective June 1, 1994. As part of the settlement, in 1994 APS reversed approximately $20 million of depreciation ($15 million after income taxes) related to a 1991 Palo Verde write-off. It also provided for the accelerated amortization of substantially all deferred investment tax credits over a five-year period beginning in 1995.

3.      INCOME TAXES

Investment Tax Credit

Beginning in 1995, substantially all ITCs are being amortized over a five-year period in accordance with the 1994 rate settlement agreement. Prior to 1995, ITCs were deferred and amortized to other income over the estimated lives of the related assets as directed by the ACC.

Non-recurring Income Tax Benefit

The recognition of $26.8 million of non-recurring income tax benefits in 1994 relates to a change in tax law.

Income Taxes

The Company follows the liability method of accounting for income taxes which requires that deferred income taxes be recorded for all temporary differences between the tax bases of assets and liabilities and the amounts recognized for financial reporting. Deferred taxes are recorded using currently enacted tax rates. In accordance with SFAS No. 71, APS established a regulatory asset for certain temporary differences, primarily AFUDC equity, to reflect the ratemaking treatment. This regulatory asset is being amortized as the related differences reverse. In accordance with the 1996 regulatory agreement (see Note 2), the ACC accelerated APS' amortization of the regulatory asset for income taxes to an eight-year period beginning July 1, 1996. The accelerated portion of the regulatory asset amortization is included in depreciation and amortization expense on the Consolidated Statements of Income.

The components of income tax expense from continuing operations are as follows:


      Year Ended December 31,            1996         1995         1994
      (Thousands of Dollars)             ----         ----         ----

      Current
              Federal                 $ 105,312    $  77,869    $  49,112
              State                      35,052        1,081          922
                                      ---------    ---------    ---------
      Total current                     140,364       78,950       50,034

      Deferred                           23,752       21,339      (10,012)
      NOL and ITC
           carryforward utilized           --         58,019      115,623
      Change in
           valuation allowance          (12,142)      (6,814)        --
      Change in tax law                    --           --        (26,770)
      ITC amortization                  (23,518)     (23,529)      (5,905)
                                      ---------    ---------    ---------
      Total expense                   $ 128,456    $ 127,965    $ 122,970
                                      =========    =========    =========

Income tax expense differed from the amount computed by multiplying income from continuing operations before income taxes by the statutory federal income tax rate due to the following:


 Year Ended December 31,                    1996        1995         1994
 (Thousands of Dollars)                     ----        ----         ----

Federal income tax
     expense at statutory
     rate, 35%                          $  118,830   $ 114,651    $ 113,256
Increases (reductions)
     in tax expense
     resulting from:
             Tax under book
                  depreciation              19,229      18,186       17,236
             Preferred stock
                  dividends of APS           5,982       6,697        8,846
             ITC amortization              (23,518)    (23,529)      (5,905)
             State income tax
                  net of federal
                  income tax
                  benefit                   19,565      19,245       (5,983)
             Change in
                  valuation
                  allowance                (10,525)     (5,908)        --
             Other                          (1,107)     (1,377)      (4,480)
                                        ----------   ---------    ---------
Income tax expense                      $  128,456   $ 127,965    $ 122,970
                                        ==========   =========    =========

The components of the net deferred income tax liability at December 31 were as follows:


(Thousands of Dollars)                              1996           1995
                                                    ----           ----
Deferred tax assets
    Alternative minimum tax (can be
        carried forward indefinitely)          $   125,735    $   140,708
    Deferred gain on Palo Verde
        Unit 2 sale/leaseback                       35,105         36,945
    Other                                           97,060        109,612
    Valuation allowance                             (7,964)       (25,552)
                                               -----------    -----------
              Total deferred tax assets            249,936        261,713
                                               -----------    -----------
Deferred tax liabilities
    Plant-related                                1,104,902      1,081,290
    Regulatory asset for
        income taxes                               208,647        221,418
    Rate synchronization deferrals                 167,202        181,384
    Other                                           58,809         59,147
                                               -----------    -----------
              Total deferred tax liabilities     1,539,560      1,543,239
                                               -----------    -----------
Accumulated deferred
    income taxes - net                         $ 1,289,624    $ 1,281,526
                                               ===========    ===========


4. Lines of Credit

APS had committed lines of credit with various banks of $400 million at December 31, 1996 and $300 million at December 31, 1995, which were available either to support the issuance of commercial paper or to be used for bank borrowings. The commitment fees at December 31, 1996 and 1995 for these lines of credit ranged from 0.10% to 0.15% per annum. APS had long-term bank borrowings of $100 million outstanding at December 31, 1996 and commercial paper borrowings outstanding of $16.9 million and $177.8 million at December 31, 1996 and 1995, respectively, under these lines of credit. The weighted average interest rate on commercial paper borrowings was 6.40% and 6.06% on December 31, 1996 and 1995, respectively. By Arizona statute, APS' short-term borrowings cannot exceed 7% of its total capitalization without the consent of the ACC.

         The parent company had a revolving line of credit of $225 million at December 31, 1996 and $100 million at December 31, 1995. The commitment fees on these lines were 0.125% in 1996, and ranged from 0.13% to 0.18% in 1995. Outstanding amounts under these lines at December 31, 1996 and 1995, were $200 million and $100 million, respectively.

         SunCor had revolving lines of credit totalling $55 million at December 31, 1996 and $40 million at December 31, 1995. The commitment fees on these lines were 0.125% in 1996, and ranged from 0.125% to 0.2% in 1995. SunCor had $42.4 million and $40.0 million outstanding under these lines at December 31, 1996 and 1995, respectively.

5. Long-Term Debt

Borrowings under the APS mortgage bond indenture are secured by substantially all utility plant; SunCor's debt is collaterized by interests in certain real property; and Pinnacle West's debt is unsecured. The following table presents consolidated long-term debt outstanding:

December 31,
(Thousands of Dollars)          Maturity Dates        Interest Rates         1996        1995
                                --------------        --------------         ----        ----
APS
First mortgage bonds               1997-2028           5.5%-10.25%(a)    $1,448,848   $1,604,317
Pollution control indebtedness     2024-2031           Adjustable(b)        439,990      433,280
Senior notes                            2006               6.75%            100,000         --
Debentures                              2025                10%              75,000       75,000
Bank loans                              2001           Adjustable(c)        100,000         --
Capitalized lease obligation (d)   1996-2001               7.48%             19,424       22,936
                                                                         ----------   ----------
                                                                          2,183,262    2,135,533
SunCor
Revolving credit                   1998-2001                (e)              42,432       40,000
Bank loan                          1998-2000                (f)              45,000         --
Notes payable                      1997-2006                (g)               7,696        3,545
Mortgage bonds                     1996-2002               8.175%              --         30,000
                                                                         ----------   ----------
                                                                             95,128       73,545
                                                                         ----------   ----------
Pinnacle West
Revolving credit                   2000-2001                (h)             200,000      100,000
Senior notes                       2001-2003                (i)              50,000         --
Debentures                              2000               11.61%              --        210,411
                                                                         ----------   ----------
                                                                            250,000      310,411
                                                                         ----------   ----------
Total long-term debt                                                      2,528,390    2,519,489
Less current maturities                                                     156,277        8,780
                                                                         ----------   ----------
Total long-term debt less
   current maturities                                                    $2,372,113   $2,510,709
                                                                         ==========   ==========

(a) The weighted-average rate at December 31, 1996 and 1995 was 7.66% and 7.79%, respectively. The weighted-average years to maturity at December 31, 1996 and 1995 was 18 years and 19 years, respectively.

(b) The weighted-average rates for the years ended December 31, 1996 and 1995 were 3.40% and 4.31%, respectively. Changes in short-term interest rates would affect the costs associated with this debt.

(c) The weighted-average rate for the year ended December 31, 1996 was 5.76%. Changes in short-term interest rates would affect the costs associated with this debt.

(d) Represents the present value of future lease payments (discounted at an interest rate of 7.48%) on a combined cycle plant sold and leased back from the independent owner-trustee formed to own the facility (see Note 9).

(e) The weighted-average interest rate at December 31, 1996 and 1995 was 8.52% and 8.43%, respectively. Interest for 1996 was based on LIBOR plus 2% or prime plus 0.5%, and for 1995 was based on LIBOR plus 2.5% or 2.75% or prime plus 0.5%.

(f) The weighted-average interest rate at December 31, 1996 was 7.62%. Interest is based on LIBOR plus 2% or prime plus 0.5%.

(g) Multiple notes primarily with variable interest rates based mostly on the lenders' prime.

(h) The weighted-average interest rate at December 31, 1996 and 1995 was 5.85% and 6.21%, respectively. Interest for 1996 was based on LIBOR plus 0.4% and for 1995 was LIBOR plus 0.3%.

(i) Includes two series of notes: $25 million at 6.62% due 2001, and $25 million at 6.87% due 2003.

         During 1996, Pinnacle West prepaid at a premium the remaining 11.61% debentures due December 2000, using a short-term borrowing, which was replaced with a new line of credit (see Note 4) and senior notes. The early retirement of debt resulted in a charge of $20.3 million after income taxes, which has been reflected as an extraordinary charge in the Consolidated Statements of Income.

         Aggregate annual principal payments due on total long-term debt and for sinking fund requirements through 2001 are as follows: 1997, $156.3 million; 1998, $108.9 million; 1999, $133.7 million; 2000, $160.1 million; and 2001,
$327.6 million. See Note 6 for redemption and sinking fund requirements of redeemable preferred stock of APS.

6. Preferred Stock of APS

Non-redeemable preferred stock is not redeemable except at the option of APS. Redeemable preferred stock is redeemable through sinking fund obligations. In addition, Series V redeemable preferred stock is callable by APS. Preferred stock balances of APS are shown below:

                          Number of Shares Outstanding                         Par Value Outstanding
                                       at December 31,                               at December 31,
                                                                                                               Call
                                                             Par Value                                       Price Per
                       Authorized      1996        1995      Per Share         1996            1995          Share (a)
                       ----------      ----        ----      ---------         ----            ----          ---------
                                                                              (Thousands of Dollars)

Non-Redeemable:
$1.10 preferred          160,000     152,740     155,945     $    25.00     $     3,818     $     3,898     $   27.50
$2.50 preferred          105,000     102,532     103,254          50.00           5,127           5,163         51.00
$2.36 preferred          120,000      40,000      40,000          50.00           2,000           2,000         51.00
$4.35 preferred          150,000      75,000      75,000         100.00           7,500           7,500        102.00
Serial preferred:      1,000,000
    $2.400 Series A                  239,900     240,000          50.00          11,995          12,000         50.50
    $2.625 Series C                  240,000     240,000          50.00          12,000          12,000         51.00
    $2.275 Series D                  199,655     200,000          50.00           9,983          10,000         50.50
    $3.250 Series E                  320,000     320,000          50.00          16,000          16,000         51.00
Serial preferred:      4,000,000(b)
    Adjustable rate
      Series Q                       372,851     500,000         100.00          37,285          50,000          (c)
Serial preferred:     10,000,000
    $1.8125 Series W               2,398,615   3,000,000          25.00          59,965          75,000          (d)
                                   ---------   ---------                    -----------     -----------
Total                              4,141,293   4,874,199                    $   165,673     $   193,561
                                   =========   =========                    ===========     ===========

Redeemable:
Serial preferred:
    $10.00 Series U                  410,000     500,000     $   100.00     $    41,000     $    50,000           --
    $7.875 Series V                  120,000     250,000         100.00          12,000          25,000          (e)
                                   ---------   ---------                    -----------     -----------
Total                                530,000     750,000                    $    53,000     $    75,000
                                   =========   =========                    ===========     ===========

(a)  In each case plus accrued dividends.

(b)  This authorization also covers all outstanding redeemable preferred stock.

(c) Dividend rate adjusted quarterly to 2% below that of certain United States Treasury securities, but in no event less than 6% or greater than 12% per annum. Reedemable at par.

(d)  Redeemable at par after December 1, 1998.

(e) Redeemable at $104.73 through May 31, 1997, and thereafter declining by a predetermined amount each year to par after May 31, 2002.

If there were to be any arrearage in dividends on any of its preferred stock or in the sinking fund requirements applicable to any of its redeemable preferred stock, APS could not pay dividends on its common stock or acquire any shares thereof for consideration. The redemption requirements for the above issues for the next five years are: $10.0 million in each of the years 1997 through 2000, and $1.0 million in 2001.

         Redeemable preferred stock transactions of APS during each of the three years in the period ended December 31, 1996 are as follows:

                                             Number of     Par Value
         (Dollars in Thousands)               Shares         Amount
                                              ------         ------


         Balance, December 31, 1993         1,976,100    $  197,610

         Retirements
                 $8.80 Series K              (142,100)      (14,210)
                 $11.50 Series R             (284,000)      (28,400)
                 $8.48 Series S              (300,000)      (30,000)
                 $8.50 Series T              (500,000)      (50,000)
                                            ---------    ----------
         Balance, December 31, 1994           750,000        75,000
         Retirements                             --            --
                                            ---------    ----------
         Balance, December 31, 1995           750,000        75,000
         Retirements
                 $10.00 Series U              (90,000)       (9,000)
                 $7.875 Series V             (130,000)      (13,000)
                                            ---------    ----------
         Balance, December 31, 1996           530,000    $   53,000
                                            =========    ==========

7. Common Stock

The Company's common stock issued during each of the three years in the period ended December 31, 1996 is as follows:


                                           Number of
         (Dollars in Thousands)              Shares      Amount (a)
                                           ----------    ----------

            Balance, December 31, 1993     87,423,817   $ 1,642,783
                    Common stock issued         5,825        (1,587)
                                           ----------   -----------
            Balance, December 31, 1994     87,429,642     1,641,196
                    Common stock issued        86,205        (2,512)
                                           ----------   -----------
            Balance, December 31, 1995     87,515,847     1,638,684
                    Common stock issued          --          (2,330)
                                           ----------   -----------
            Balance, December 31, 1996     87,515,847   $ 1,636,354
                                           ==========   ===========

(a)  Including premiums and expenses of preferred stock issues of APS.

         The Company has incentive plans under which it may grant non-qualified stock options (NQSOs), incentive stock options (ISOs) and restricted stock awards to officers and key employees. The FASB issued a new statement on "Accounting for Stock-Based Compensation" which was effective for 1996. The statement encourages, but does not require, companies to recognize compensation expense based on the fair value method. The Company continues to recognize expense based on Accounting Principles Board Opinion No. 25. The effects on net income of applying the fair value method would not be material.

         The plans  provide  for the  granting of new options or awards of up to
3.5 million shares at a price per option not less than fair market value on the date the option is granted. The plans also provide for the granting of any combination of stock appreciation rights or dividend equivalents. The awards outstanding under the various incentive plans at December 31, 1996, approximate 1,809,576 NQSOs, 259,825 restricted shares, 18,749 dividend equivalent shares and no ISOs or stock appreciation rights.

8. Retirement Plans and Other Benefits

Voluntary Severance Plan

APS sponsored a voluntary severance plan in 1996 which resulted in a before income tax charge of $31.7 million (including pension and postretirement benefit expense) recorded primarily as operations and maintenance expense. Employees participating in the plan were credited with an additional year of age and service for purposes of calculating pension and postretirement benefits. The total additional pension and postretirement benefit expense recorded for this program was $2.3 million and $5.4 million, respectively.

Pension Plans

The Company sponsors defined benefit pension plans covering substantially all employees. Benefits are based on years of service and compensation utilizing a final average pay benefit formula. Company policy is to fund not less than the minimum required contribution nor greater than the maximum tax-deductible contribution. Plan assets consist primarily of domestic and international common stocks and bonds and real estate. Pension expense, including administrative and severance costs, for 1996, 1995 and 1994 was approximately $15.5 million, $10.0 million and $12.3 million, respectively.

         The components of net periodic pension costs before consideration of amounts capitalized or billed to others and excluding severance costs of $2.9 million in 1996 and $1.4 million in 1994 are as follows:



       (Thousands of Dollars)            1996        1995       1994
                                         ----        ----       ----
       Service cost - benefits
               earned during
               the period              $ 23,397    $ 16,390    $ 20,728
       Interest cost on
               projected benefit
               obligation                45,124      39,762      39,748
       Return on plan assets            (63,136)    (83,031)      6,053
       Net amortization
               and deferral              19,969      46,469     (44,283)
                                       --------    --------    --------
       Net consolidated
               periodic pension cost   $ 25,354    $ 19,590    $ 22,246
                                       ========    ========    ========

        A reconciliation of the funded status of the plan to the amounts recognized in the balance sheets is presented below:

(Thousands of Dollars)                           1996         1995
                                                 ----         ----

Plan assets at fair value                     $ 539,179    $ 474,583
                                              ---------    ---------
Less:
Accumulated benefit
        obligation, including vested
        benefits of $418,052 and
        $399,962 in 1996 and
        1995, respectively                      472,864      432,772
Effect of projected future
        compensation increases                  135,811      151,897
                                              ---------    ---------
Total projected benefit obligation              608,675      584,669
                                              ---------    ---------
Plan assets less than projected
        benefit obligation                      (69,496)    (110,086)
Plus:
        Unrecognized net loss
                from past experience
                different from that assumed       3,314       45,227
        Unrecognized prior service cost          20,563       23,892
        Unrecognized net transition
                asset                           (29,690)     (32,917)
                                              ---------    ---------
Accrued pension liability                     $ (75,309)   $ (73,884)
                                              =========    =========

Principal actuarial assumptions used were:


                                                   1996    1995
                                                   ----    ----

                  Discount rate                    7.75%   7.25%
                  Rate of increase in
                          compensation levels      4.50%   4.50%
                  Expected long-term rate
                          of return on assets      9.00%   9.00%

In addition to the defined benefit pension plans, the Company also sponsors qualified defined contribution plans. Collectively, these plans cover substantially all employees. The plans provide for employee contributions and partial employer matching contributions after certain eligibility requirements are met. Expenses related to these plans for 1996, 1995 and 1994 were $3.6 million, $3.2 million and $3.3 million, respectively.

Postretirement Plans

The Company provides medical and life insurance benefits to its retired employees. Employees must retire to become eligible for these retirement benefits which are based on years of service and age. The retiree medical insurance plans are contributory; the retiree life insurance plans are non-contributory. In accordance with the governing plan documents, the Company retains the right to change or eliminate these benefits.

         Funding is based upon actuarially determined contributions that take tax consequences into account. Plan assets consist primarily of domestic stocks and bonds. The postretirement benefit expense for 1996, 1995 and 1994 was approximately $16 million, $14 million and $14 million, respectively.

         The components of net periodic postretirement benefit costs before consideration of amounts capitalized or billed to others and excluding severance costs of $9.6 million in 1996 are as follows:


       (Thousands of Dollars)               1996           1995          1994
                                            ----           ----          ----
Service cost - benefits
        earned during
        the period                       $  8,168       $  6,925       $  9,030
Interest cost on
        accumulated benefit
        obligation                         13,525         13,879         14,152
Return on plan assets                     (12,550)       (15,133)        (6,459)
Net amortization
        and deferral                       12,778         17,179         11,680
                                         --------       --------       --------
Net consolidated
        periodic postretire-
        ment benefit cost                $ 21,921       $ 22,850       $ 28,403
                                         ========       ========       ========

A reconciliation of the funded status of the plan to the amounts recognized in the balance sheets is presented below:

(Thousands of Dollars)                                     1996         1995
                                                           ----         ----

Plan assets at fair value                              $ 109,763    $  81,309
Less accumulated postretirement benefit obligation:
                Retirees                                  87,146       90,616
                Fully eligible plan participants           3,720       15,659
                Other active plan participants            90,539      108,235
                                                       ---------    ---------
Total accumulated postretirement
        benefit obligation                               181,405      214,510
                                                       ---------    ---------
Plan assets less than accumulated
        benefit obligation                               (71,642)    (133,201)
Plus:
        Unrecognized transition
                obligation                               123,239      156,599
        Unrecognized net gain from past
                experience different from
                that assumed                             (62,759)     (24,621)
                                                       ---------    ---------
Accrued postretirement liability                       $ (11,162)   $  (1,223)
                                                       =========    =========


Principal actuarial assumptions used were:
                                                        1996            1995
                                                        ----            ----

Discount rate                                           7.75%           7.25%
Annual salary increases for life
        insurance obligation                            4.50%           4.50%
Expected long-term rate of return
        on assets - after tax                           7.75%           7.64%
Initial health care cost trend
        rate - under age 65                             9.00%           9.50%
Initial health care cost trend
        rate - age 65 and over                          8.00%           8.50%
Ultimate health care cost trend
        rate (reached in the year 2002)                 5.50%           5.50%

        Assuming a one percent increase in the health care cost trend rate, the 1996 cost of postretirement benefits other than pensions would increase by approximately $5 million and the accumulated benefit obligation as of December 31, 1996 would increase by approximately $31 million.

9. Leases

In 1986, APS entered into sale and leaseback transactions under which it sold approximately 42% of its share of Palo Verde Unit 2 and certain common facilities. The gain of approximately $140.2 million has been deferred and is being amortized to operations expense over the original lease term. The leases are being accounted for as operating leases. The amounts to be paid each year approximate $40.1 million through 1999, $46.3 million in 2000, and $49.0 million through 2015. Options to renew for two additional years and to purchase the property at fair market value at the end of the lease terms are also included. Consistent with the ratemaking treatment, an amount equal to the annual lease payments is included in rent expense. A regulatory asset is recognized for the difference between lease payments and rent expense calculated on a straight-line basis. In accordance with the 1996 regulatory agreement (see Note 2), the ACC accelerated APS' amortization of the regulatory asset for leases to an eight-year period beginning July 1, 1996. The accelerated amortization is included in depreciation and amortization expense on the Consolidated Statements of Income. The balance of this regulatory asset at December 31, 1996 was $57.3 million. Lease expense for 1996, 1995 and 1994 was $41.8 million, $41.7 million and $42.2 million, respectively.

         APS has a capital lease on a combined cycle plant which it sold and leased back. The lease requires semiannual payments of $2.6 million through June 2001, and includes renewal and purchase options based on fair market value. This plant is included in plant in service at its original cost of $54.4 million; accumulated amortization at December 31, 1996 was $44.6 million.

         In addition, the Company leases certain land, buildings, equipment and miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates. Rent expense for 1996, 1995 and 1994 was approximately $12.8 million, $15.4 million and $21.3 million, respectively. Annual future minimum rental commitments, excluding the Palo Verde and combined cycle leases, through 2001 are as follows: 1997, $14.9 million; 1998, $14.9 million; 1999, $14.8 million; 2000, $14.8 million and 2001, $15.5 million. Total rental commitments after the year 2001 are estimated at $171.2 million.

10. Jointly-Owned Facilities

At December 31, 1996, APS owned interests in the following jointly-owned electric generating and transmission facilities. APS' share of related operating and maintenance expenses is included in utility operations and maintenance.

                                                 Percent           Plant                           Construction
                                                Owned by             in             Accumulated       Work in
(Dollars in Thousands)                             APS            Service           Depreciation      Progress
                                                --------          --------          ------------   ------------

Generating Facilities
     Palo Verde Nuclear Generating Station
          Units 1 and 3                           29.1%         $  1,825,459         $  547,750       $  15,130
     Palo Verde Nuclear Generating Station
          Unit 2 (see Note 9)                     17.0%              568,647            175,926           7,109
     Four Corners Steam Generating Station
          Units 4 and 5                           15.0%              144,080             58,447             674
     Navajo Steam Generating Station
          Units 1, 2 and 3                        14.0%              141,178             82,430          61,289(a)
     Cholla Steam Generating Station
          Common Facilities(b)                    62.8%(c)            71,154             37,962             549

Transmission Facilities
     ANPP 500 KV System                           35.8%(c)            62,593             17,848           1,469
     Navajo Southern System                       31.4%(c)            27,113             16,135              46
     Palo Verde - Yuma 500 KV System              23.9%(c)            11,376              3,727              --
     Four Corners Switchyards                     27.5%(c)             3,068              1,634               3
     Phoenix - Mead System                        17.1%(c)            36,089               (876)            325

(a) The construction costs at Navajo are primarily related to the installation of scrubbers required by recent environmental legislation.

(b) APS is the operating agent for Cholla Unit 4, which is owned by PacifiCorp. The common facilities at the Cholla Plant are jointly-owned.

(c)  Weighted average of interests.

--------------------------------------------------------------------------------

11. Commitments and Contingencies

Litigation

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.

Palo Verde Nuclear Generating Station

APS has encountered tube cracking in steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically and these analyses indicate that it will be economically desirable for APS to replace the Unit 2 steam generators between 2003 and 2008. APS estimates that its share of the replacement costs (in 1996 dollars and including installation and replacement power costs) will be approximately $50 million, most of which will be incurred after the year 2000. Based on the latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although APS will continue its normal periodic assessment of these steam generators.

         Under the Nuclear Waste Policy Act, DOE was to develop the facilities necessary for the storage and disposal of spent fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository, but DOE has announced that such a repository now cannot be completed before 2010. The Company has capacity in existing fuel storage pools at Palo Verde which, with certain modifications, could accommodate all fuel expected to be discharged from normal operation of Palo Verde through about 2002, and believes it could augment that wet storage with new facilities for on-site dry storage of spent fuel for an indeterminate period of operation beyond 2002, subject to obtaining any required governmental approvals. The Company currently believes that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation beyond 2002.

        The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $79 million, subject to an annual limit of $10 million per incident. Based upon APS' 29.1% interest in the three Palo Verde units, APS' maximum potential assessment per incident for all three units is approximately $69 million, with an annual payment limitation of approximately $9 million.

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

Fuel and Purchased Power Commitments

         APS is a party to various fuel and purchased power contracts with terms expiring from 1997 through 2020 that include required purchase provisions. APS estimates its 1997 contract requirements to be approximately $120 million. However, this amount may vary significantly pursuant to certain provisions in such contracts which permit APS to decrease its required purchases under certain circumstances.

         APS is contractually obligated to reimburse certain coal providers for amounts incurred for coal mine reclamation. APS' share of the total obligation is estimated at $114 million. The portion of the coal mine reclamation obligation related to coal already burned is approximately $68 million at
December 31, 1996 and is included in "Deferred Credits-Other" in the Consolidated Balance Sheet. A regulatory asset has been established for amounts not yet recovered from ratepayers. In accordance with the 1996 regulatory agreement (see Note 2), the ACC began accelerated amortization of APS' regulatory asset for coal mine reclamation costs over an eight-year period beginning July 1, 1996. Amortization is included in depreciation and amortization expense on the Consolidated Statements of Income. The balance of the regulatory asset at December 31, 1996 was approximately $69 million.

Construction Program

Total capital expenditures in 1997 are estimated at $357 million.

12. Nuclear Decommissioning Costs

In 1996, APS recorded $11.4 million for decommissioning expense. APS estimates it will cost approximately $2.0 billion ($440 million in 1996 dollars), over a fourteen year period beginning in 2024, to decommission its 29.1% interest in the three Palo Verde units. Decommissioning costs are charged to expense over the respective unit's operating license term and are included in the accumulated depreciation balance until each unit is retired. Nuclear decommissioning costs are currently recovered in rates.

         APS is utilizing a 1995 site-specific study for Palo Verde, prepared for APS by an independent consultant, that assumes the prompt removal/dismantlement method of decommissioning. APS is required to update the study every three years.

         As required by regulation, APS has established external trust accounts into which quarterly deposits are made for decommissioning. As of December 31, 1996, APS had deposited a total of $68.1 million. The trust accounts are included in "Investments and Other Assets" on the Consolidated Balance Sheets at a market value of $95.5 million on December 31, 1996. The trust funds are invested primarily in fixed-income securities and domestic stock and are classified as available for sale. Realized and unrealized gains and losses are reflected in accumulated depreciation.

        In February 1996, the FASB issued an exposure draft "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets" which would require the estimated present value of the cost of decommissioning and certain other removal costs to be recorded as a liability, along with an offsetting plant asset when a decommissioning or other removal obligation is incurred. The FASB has indicated that a revised exposure draft or a final statement will be issued in the second quarter of 1997.

13. Selected Quarterly Financial Data (Unaudited)

Consolidated quarterly financial information for 1996 and 1995 is as follows:

(Dollars in Thousands, Except per Share Amounts)                              1996
                                                                              ----
Quarter Ended                                          March 31     June 30    September 30  December 31

Operating Revenues
        Electric                                      $ 345,261    $ 426,658    $ 566,899    $ 379,454
        Real estate                                      15,994       26,150       31,892       25,452
Operating Income (a)                                  $ 106,562    $ 152,094    $ 245,800    $  39,403
Income (loss) from continuing operations (b)          $  34,859    $  61,454    $ 121,406    $  (6,660)
Loss on discontinued operations - net of income tax        --           --           --         (9,539)
Extraordinary charge for early retirement of debt -
   net of income tax                                     (3,597)      (2,471)     (14,272)        --
                                                      ---------    ---------    ---------    ---------
Net Income (Loss)                                     $  31,262    $  58,983    $ 107,134    $ (16,199)
                                                      =========    =========    =========    =========

Earnings (loss) per average
                common share outstanding
        Continuing operations                         $    0.40    $    0.70    $    1.39    $   (0.08)
        Discontinued operations                            --           --           --          (0.11)
        Extraordinary charge                              (0.04)       (0.03)       (0.16)        --
                                                      ---------    ---------    ---------    ---------
        Total                                         $    0.36    $    0.67    $    1.23    $   (0.19)
                                                      =========    =========    =========    =========
Dividends declared per share (c)                      $   0.250    $   0.500    $   0.275    $    --
                                                      =========    =========    =========    =========



(Dollars in Thousands, Except per Share Amounts)                              1995
                                                                              ----
Quarter Ended                                          March 31     June 30   September 30   December 31

Operating Revenues
        Electric                                      $ 336,968    $ 380,178    $ 549,082    $ 348,724
        Real estate                                       9,146       13,018        9,709       22,973
Operating Income (a)                                  $  95,699    $ 127,174    $ 261,048    $  78,503
Income before extraordinary charge                    $  24,623    $  42,249    $ 114,495    $  18,241
Extraordinary charge for early retirement of debt -
   net of income tax                                       --           --           --        (11,571)
                                                      ---------    ---------    ---------    ---------
Net Income                                            $  24,623    $  42,249    $ 114,495    $   6,670
                                                      =========    =========    =========    =========

Earnings (loss) per average
                 common share outstanding
        Income before extraordinary charge            $    0.28    $    0.48    $    1.31    $    0.21
        Extraordinary charge                               --           --           --          (0.13)
                                                      ---------    ---------    ---------    ---------
        Total                                         $    0.28    $    0.48    $    1.31    $    0.08
                                                      =========    =========    =========    =========
Dividends declared per share                          $   0.225    $   0.225    $   0.225    $   0.250
                                                      =========    =========    =========    =========

(a) APS' operations are subject to seasonal fluctuations primarily as a result of weather conditions. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(b) Net income for the quarter ended December 31, 1996 includes a charge of $18.9 million for a voluntary severance program.

(c) Dividends for the quarters ended September 30 and December 31, 1996 were declared in June and September, respectively.

14. Fair Value of Financial Instruments

The Company estimates that the carrying amounts of its cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 1996 and 1995 due to their short maturities.

        Investments in debt and equity securities are held for purposes other than trading. The December 31, 1996 and 1995 fair values of such investments, determined by using quoted market values or by discounting cash flows at rates equal to the Company's cost of capital, approximate their carrying amounts. It was not practical to estimate the fair value of several investments in joint ventures and untraded equity securities because costs to do so would be excessive. The carrying value of these investments totaled $20.0 million and $22.8 million at year-end 1996 and 1995, respectively.

        The carrying value of long-term debt (excluding a capitalized lease obligation) on December 31, 1996 and 1995 was $2.51 billion and $2.50 billion, respectively, and the estimated fair value was $2.47 billion and $2.52 billion, respectively. The fair value estimates are based on quoted market prices of the same or similar issues.

                        PINNACLE WEST CAPITAL CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            Column A              Column B          Column C           Column D    Column E
                                                    Additions
                                            -----------------------
                                 Balance at   Charged to   Charged                  Balance
                                 beginning    costs and    to other                at end of
          Description            of period     expenses    accounts   Deductions    period
------------------------------ ------------ ------------ ---------- ------------ -----------
                                                    (Thousands of Dollars)
                                              YEAR ENDED DECEMBER 31, 1996
Real Estate Valuation Reserves $47,000      $ --         $ --       $  6,000     $41,000

                                              YEAR ENDED DECEMBER 31, 1995
Real Estate Valuation Reserves $84,000      $ --         $ --       $ 37,000(a)  $47,000

                                              YEAR ENDED DECEMBER 31, 1994
Real Estate Valuation Reserves $84,000      $ --         $ --       $ --         $84,000

(a) Represents pro-rata allocations for sale of land.

                     ITEM 9. CHANGES AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

                        ITEM 10. DIRECTORS AND EXECUTIVE
                           OFFICERS OF THE REGISTRANT

         Reference is hereby made to "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance"in the Company's Proxy Statement relating to the annual meeting of shareholders to be held on May 21, 1997 (the "1997 Proxy Statement") and to the Supplemental Item -- "Executive Officers of the Company" in Part I of this report.

                         ITEM 11. EXECUTIVE COMPENSATION

         Reference is hereby made to the fourth and fifth paragraphs under the heading "The Board and its Committees," and to "Human Resources Committee Report," "Compensation Committee Interlocks and Insider Participation," "Stock Performance Comparisons," "Executive Compensation" and "Executive Benefit Plans" in the 1997 Proxy Statement.

                         ITEM 12. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is hereby made to "Certain Securities Ownership" in the 1997 Proxy Statement.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is hereby made to "Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement.

                                     PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

         See the Index to Consolidated Financial Statements and Financial Statement Schedule in Part II, Item 8.

Exhibits Filed

Exhibit No.                                  Description
-----------                                  -----------
10.1a      --           Summary of the Pinnacle West Capital Corporation 1997 Bonus Plan

10.2a      --           Second Amendment to Employment Agreement effective as of February 5, 1997 between
                        Richard Snell and the Company

21         --           Subsidiaries of the Company

23.1       --           Consent of Deloitte & Touche LLP

27         --           Financial Data Schedule


         In  addition  to  those  Exhibits  shown  above,   the  Company  hereby
incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss. 229.l0(d) by reference to the filings set forth below:

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
3.2            Articles of Incorporation,          19.1 to the Company's           1-8962           11-14-88
               restated as of July 29, 1988        September 1988 Form 10-Q
                                                   Report

3.3            Bylaws, amended as of               3.1 to the Company's 1995       1-8962           4-1-96
               February 21, 1996                   Form 10-K Report

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
4.1            Mortgage and Deed of Trust          4.1 to APS' September           1-4473           11-9-92
               Relating to APS' First              1992 Form 10-Q Report
               Mortgage Bonds, together with
               forty-eight indentures
               supplemental thereto

4.2            Forty-ninth Supplemental            4.1 to APS' 1992 Form 10-       1-4473           3-30-93
               Indenture                           K Report

4.3            Fiftieth Supplemental Indenture     4.2 to APS' 1993 Form 10-       1-4473           3-30-94
                                                   K Report

4.4            Fifty-first Supplemental            4.1 to APS' August 1, 1993      1-4473           9-27-93
               Indenture                           Form 8-K Report

4.5            Fifty-second Supplemental           4.1 to APS' September 30,       1-4473           11-15-93
               Indenture                           1993 Form 10-Q Report

4.6            Fifty-third Supplemental            4.5 to APS' Registration        1-4473           3-1-94
               Indenture                           Statement No. 33-61228 by
                                                   means of February 23, 1994
                                                   Form 8-K Report

4.7            Fifty-fourth Supplemental           4.1 to APS' Registration        1-4473           11-22-96
               Indenture                           Statements Nos. 33-61228,
                                                   33-55473, 33-64455 and
                                                   333-15379 by means of
                                                   November 19, 1996 Form
                                                   8-K Report

4.8            Agreement, dated March 21,          4.1 to APS' 1993 Form 10-       1-4473           3-30-94
               1994, relating to the filing of     K Report
               instruments defining the rights
               of holders of APS long-term
               debt not in excess of 10% of
               APS' total assets

4.9            Indenture dated as of January       4.6 to APS' Registration        1-4473           1-11-95
               1, 1995 among APS and The           Statement Nos. 33-61228
               Bank of New York, as Trustee        and 33-55473 by means of
                                                   January 1, 1995 Form 8-K
                                                   Report

4.10           First Supplemental Indenture        4.4 to APS' Registration        l-4473           1-11-95
               dated as of January 1, 1995         Statement Nos. 33-61228
                                                   and 33-55473 by means of
                                                   January 1, 1995 Form 8-K
                                                   Report

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
4.11           Indenture dated as of               4.5 to APS' Registration        1-4473           11-22 -96
               November 15, 1996 among             Statements Nos. 33-61228,
               APS and The Bank of New             33-55473, 33-64455 and
               York, as Trustee                    333-15379 by means of
                                                   November 19, 1996 Form
                                                   8-K Report

4.12           First Supplemental Indenture        4.6 to APS' Registration        1-4473           11-22-96
                                                   Statements Nos. 33-61228,
                                                   33-55473, 33-64455 and
                                                   333-15379 by means of
                                                   November 19, 1996 Form
                                                   8-K Report

4.13           Agreement of Resignation,           4.1 to APS' September 25,       1-4473           10-24-95
               Appointment, Acceptance and         1995 Form 8-K Report
               Assignment dated as of August
               18, 1995 by and among APS,
               Bank of America National
               Trust and Savings Association
               and The Bank of New York

4.14           Rights Agreement, amended as        4.1 to the Company's 1990       1-8962           3-28-91
               of November 14, 1990,               Form 10-K Report
               between the Company and The
               Valley National Bank of
               Arizona, as Rights Agent,
               which includes the Certificate
               of Designation of Series A
               Participating Preferred Stock as
               Exhibit A, the form of Rights
               Certificate as Exhibit B and the
               Summary of Rights as Exhibit
               C

4.15           Specimen Certificate of             4.2 to the Company's 1988       1-8962           3-31-89
               Pinnacle West Capital               Form 10-K Report
               Corporation Common Stock,
               no par value

4.16           Agreement, dated March 29,          4.1 to the Company's 1987       1-8962           3-30-88
               1988, relating to the filing of     Form 10-K Report
               instruments defining the rights
               of holders of long-term debt
               not in excess of 10% of the
               Company's total assets

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
10.3           Agreement, dated December 6,        4.1 to the Company's            1-8962           12-7-89
               1989, between the Company           December 6, 1989 Form 8-
               and the Office of Thrift            K Report
               Supervision, United States
               Department of Treasury, and
               related documents

10.4           Release from the Office of          10.1 to the Company's 1989      1-8962           3-31-89
               Thrift Supervision, United          Form 10-K Report
               States Department of Report
               the Treasury, to the Company,
               dated March 22, 1990,
               releasing the Company from its
               purported obligations under the
               Stipulation  and under any other
               source of alleged obligation of
               the Company to infuse equity
               capital into MeraBank

10.5           Release from the Federal            10.2 to the Company's 1989      1-8962           3-31-89
               Deposit Insurance Corporation       Form 10-K Report
               to the Company, dated March
               22, 1990, releasing the
               Company from its purported
               obligations under the
               Stipulation and under any other
               source of alleged obligation of
               the Company to infuse equity
               capital into MeraBank

10.6           Release from the Resolution         10.3 to the Company's 1989      1-8962           3-31-89
               Trust Corporation (in its           Form 10-K Report
               corporate capacity) to the
               Company, dated March 21,
               1990, releasing the Company
               from its purported obligations
               under the Stipulation and under
               any other source of alleged
               obligation of the Company to
               infuse equity capital into
               MeraBank

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
10.7           Release from the Resolution         10.4 to the Company's 1989      1-8962           3-31-89
               Trust Corporation (in its           Form 10-K Report
               capacity as Receiver of
               MeraBank) to the Company,
               dated March 21, 1990,
               releasing the Company from its
               purported obligations under the
               Stipulation and under any other
               source of alleged obligation to
               the Company to infuse equity
               capital into MeraBank

10.8ad         Form of Key Executive               10.5 to the Company's 1989      1-8962           3-31-89
               Employment and Severance            Form 10-K Report
               Agreement between the
               Company and each of its
               executive officers

10.9a          Employment Agreement,               10.1 to the Company's 1990      2-96386          3-28-91
               effective as of February 5,         Form 10-K Report
               1990, between Richard Snell
               and the Company

10.10          Two separate                        10.2 to APS' September          1-4473           11-14-91
               Decommissioning Trust               1991 Form 10-Q Report
               Agreements (relating to
               PVNGS  Units 1 and 3,
               respectively), each dated July
               1, 1991, between APS and
               Mellon Bank, N.A., as
               Decommissioning Trustee

10.11          Amendment No. 1 to                  10.1 to APS' 1994 Form          1-4473           3-30-95
               Decommissioning Trust               10-K Report
               Agreement (PVNGS Unit 1),
               dated as of December 1, 1994

10.12          Amendment No. 1 to                  10.2 to APS' 1994 Form          1-4473           3-30-95
               Decommissioning Trust               10-K Report
               Agreement (PVNGS Unit 3),
               dated as of December 1, 1994

10.13          Amendment No. 2 to APS              10.4 to APS' 1996 Form          1-4473           3-28-97
               Decommissioning Trust Agreement     10-K Report
               (PVNGS Unit 1) dated as of
               July 1, 1991

10.14          Amendment No. 2 to APS              10.6 to APS' 1996 Form          1-4473           3-28-97
               Decommissioning Trust Agreement     10-K Report
               (PVNGS Unit 3) dated as of
               July 1, 1991

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
10.15          Amended and Restated                10.1 to the Company's 1991      1-8962           3-26-92
               Decommissioning Trust               Form 10-K Report
               Agreement (PVNGS Unit 2)
               dated as of January 31, 1992,
               among APS, Mellon Bank,
               N.A., as Decommissioning
               Trustee, and State Street Bank
               and Trust Company, as
               successor to The First National
               Bank of Boston, as Owner
               Trustee under two separate
               Trust Agreements, each with a
               separate Equity Participant, and
               as Lessor under two separate
               Facility Leases, each relating to
               an undivided interest in
               PVNGS Unit 2

10.16          First Amendment to Amended          10.2 to APS' 1992 Form          1-4473           3-30-93
               and Restated Decommissioning        10-K Report
               Trust Agreement (PVNGS Unit
               2), dated as of November 1,
               1992

10.17          Amendment No. 2 to Amended          10.2 to APS' 1994 Form          1-4473           3-30-95
               and Restated Decommissioning        10-K Report
               Trust Agreement (PVNGS Unit
               2), dated as of November 1,
               1994

10.18          Amendment No. 3 to Amended          10.1 to APS' June 1996          1-4473           8-9-96
               and Restated Decommissioning        Form 10-Q Report
               Trust Agreement (PVNGS Unit
               2), dated as of November 1,
               1994

10.19          Amendment No. 4 to APS Amended      10.5 to APS' 1996 Form          1-4473           3-28-97
               and Restated Decommissioning Trust  10-K Report
               Agreement (PVNGS Unit 2) dated
               as of January 31, 1992

10.20          Asset Purchase and Power            10.1 to APS' June 1991          1-4473           8-8-91
               Exchange Agreement dated            Form 10-Q  Report
               September 21, 1990 between
               APS and PacifiCorp, as
               amended as of October 11,
               1990 and as of July 18, 1991

10.21          Long-Term Power Transactions        10.2 to APS' June 1991          1-4473           8-8-91
               Agreement dated September           Form 10-Q Report
               21, 1990 between APS and
               PacifiCorp, as amended as of
               October 11, 1990, and as of
               July 8, 1991

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
10.22          Amendment No. 1 dated April         10.3 to APS' 1995 Form          1-4473           3-29-96
               5, 1995 to the Long-Term            10-K Report
               Power Transaction Agreement
               and Asset Purchase and Power
               Exchange Agreement between
               PacifiCorp and APS

10.23          Restated Transmission               10.4 to APS' 1995 Form          1-4473           3-29-96
               Agreement between PacifiCorp        10-K Report
               and APS dated April 5, 1995

10.24          Contract among PacifiCorp,          10.5 to APS' 1995 Form          1-4473           3-29-96
               APS and United States               10-K Report
               Department of Energy Western
               Area Power Administration,
               Salt Lake Area Integrated
               Projects for Firm Transmission
               Service dated May 5, 1995

10.25          Reciprocal Transmission             10.6 to APS' 1995 Form          1-4473           3-29-96
               Service Agreement between           10-K Report
               APS and PacifiCorp dated as of
               March 2, 1994

10.26          Contract, dated July 21, 1984,      10.31 to the Company's          2-96386          3-13-85
               with DOE providing for the          Form S-14 Registration
               disposal of nuclear fuel and/or     Statement
               high-level radioactive waste,
               ANPP

10.27          Indenture of Lease with Navajo      5.01 to APS' Form S-7           2-59644          9-1-77
               Tribe of Indians, Four Corners      Registration Statement
               Plant

10.28          Supplemental and Additional         5.02 to APS' Form S-7           2-59644          9-1-77
               Indenture of Lease, including       Registration Statement
               amendments and supplements
               to original lease with Navajo
               Tribe of Indians, Four Corners
               Plant

10.29          Amendment and Supplement            10.36 to the Company's          1-8962           7-25-85
               No. 1 to Supplemental and           Registration Statement on
               Additional Indenture of Lease,      Form 8-B Report
               Four Corners, dated April 25,
               1985

10.30          Application and Grant of multi-     5.04 to APS' Form S-7           2-59644          9-1-77
               party rights-of-way and             Registration Statement
               easements, Four Corners Plant
               Site

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
10.31          Application end Amendment           10.37 to the Company's          1-8962           7-25-85
               No. 1 to Grant of multi-party       Registration Statement on
               rights-of-way and easements,        Form 8-B
               Four Corners Power Plant Site,
               dated April 25, 1985

10.32          Application and Grant of            5.05 to APS' Form S-7           2-59644          9-1-77
               Arizona Public Service              Registration Statement
               Company rights-of-way and
               easements, Four Corners Plant
               Site

10.33          Application end Amendment           10.38 to the Company's          1-8962           7-25-85
               No. 1 to Grant of Arizona           Registration Statement on
               Public Service Company              Form 8-B
               rights-of-way and easements,
               Four Corners Power Plant Site,
               dated April 25, 1985

10.34          Indenture of Lease, Navajo          5(g) to APS' Form S-7           2-36505          3-23-70
               Units 1, 2, and 3                   Registration Statement

10.35          Application and Grant of            5(h) to APS' Form S-7           2-36505          3-23-70
               rights-of-way and easements,        Registration Statement
               Navajo Plant

10.36          Water Service Contract              5(1) to APS' Form S-7           2-394442         3-16-71
               Assignment with the United          Registration Statement
               States Department of Interior,
               Bureau of Reclamation, Navajo
               Plant

10.37          Arizona Nuclear Power Project       10.1 to APS' 1988 Form          1-4473           3-8-89
               Participation Agreement, dated      10-K
               August 23, 1973, among APS,
               Salt River Project Agricultural
               Improvement and Power
               District, Southern California
               Edison Company' Public
               Service Company of New
               Mexico, El Paso Electric
               Company, Southern California
               Public Power Authority, and
               Department of Water and
               Power of the City of Los
               Angeles, and amendments 1-12
               thereto

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
10.38          Amendment No. 13, dated as of       10.1 to APS' March 1991         1-4473           5-15-91
               April 22, 1991, to Arizona          Form 10-Q
               Nuclear Power Project
               Participation Agreement, dated
               August 23, 1973, among APS,
               Salt River Project Agricultural
               Improvement and Power
               District, Southern California
               Edison Company, Public
               Service Company of New
               Mexico, El Paso Electric
               Company, Southern California
               Public Power Authority, and
               Department of Water and
               Power of the City of Los
               Angeles

10.39c         Facility Lease, dated as of         4.3 to APS' Form S-3            33-9480          10-24-86
               August 1, 1986, between State       Registration Statement
               Street Bank and Trust
               Company, as successor to The
               First National Bank of Boston,
               in its capacity as Owner
               Trustee, as Lessor, and APS, as
               Lessee

10.40c         Amendment No. 1, dated as of        10.5 to APS' September          1-4473           12-4-86
               November 1, 1986, to Facility       1986 Form 10-Q Report by
               Lease, dated as of August 1,        means of Amendment No. 1
               1986, between State Street          on December 3, 1986 Form
               Bank and Trust Company, as          8
               successor to The First National
               Bank of Boston, in its capacity
               as Owner Trustee, as Lessor,
               and APS, as Lessee

10.41c         Amendment No. 2 dated as of         10.3 to APS' 1988 Form          1-4473           3-8-89
               June 1, 1987 to Facility Lease      10-K Report
               dated as of August 1, 1986
               between State Street Bank and
               Trust Company, as successor to
               The First National Bank of
               Boston, as Lessor, and APS, as
               Lessee

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
10.42c         Amendment No. 3, dated as of        10.3 to APS' 1992 Form          1-4473           3-30-93
               March 17, 1993, to Facility         10-K Report
               Lease, dated as of August 1,
               1986, between State Street
               Bank and Trust Company, as
               successor to The First National
               Bank of Boston, as Lessor, and
               APS, as Lessee

10.43          Facility Lease, dated as of         10.1 to APS' November 18,       1-4473           1-20-87
               December 15, 1986, between          1986 Form 8-K Report
               State Street Bank and Trust
               Company, as successor to The
               First National Bank of Boston,
               in its capacity as Owner
               Trustee, as Lessor, and APS, as
               Lessee

10.44          Amendment No. 1, dated as of        4.13 to APS' Form S-3           1-4473           8-24-87
               August 1, 1987, to Facility         Registration Statement No.
               Lease, dated as of December         33-9480 by means of
               15, 1986, between State Street      August 1, 1987 Form 8-K
               Bank and Trust Company, as          Report
               successor to The First National
               Bank of Boston, as Lessor, and
               APS, as Lessee

10.45          Amendment No. 2, dated as of        10.4 to APS' 1992 Form          1-4473           3-30-93
               March 17,1993, to Facility          10-K Report
               Lease, dated as of December
               15, 1986, between State Street
               Bank and Trust Company, as
               successor to The First National
               Bank of Boston, as Lessor, and
               APS, as Lessee

10.46a         Directors' Deferred                 10.1 to APS' June 1986          1-4473           8-13-86
               Compensation Plan, as restated,     Form 10-Q Report
               effective January 1, 1986

10.47a         Second Amendment to the             10.2 to APS' 1993 Form          1-4473           3-30-94
               Arizona Public Service              10-K Report
               Company Deferred
               Compensation Plan, effective
               as of January 1, 1993

10.48a         Third Amendment to the              10.1 to APS' September          1-4473           11-10-94
               Arizona Public Service              1994 Form 10-Q
               Company Directors' Deferred
               Compensation Plan, effective
               as of May 1, 1993

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
10.49a         Arizona Public Service              10.4 to APS' 1988 Form          1-4473           3-8-89
               Company Deferred                    10-K Report
               Compensation Plan, as restated,
               effective January 1, 1984, and
               the second and third amendments
               thereto, dated December 22, 1986,
               and December 23, 1987
               respectively

10.50          Third Amendment to the              10.3 to APS' 1993 Form          1-4473           3-30-94
               Arizona Public Service              10-K Report
               Company Deferred
               Compensation Plan, effective
               as of January 1, 1993

10.51a         Fourth Amendment to the             10.2 to APS' September          1-4473           11-10-94
               Arizona Public Service              1994 Form 10-Q Report
               Company Deferred
               Compensation Plan effective as
               of May 1, 1993

10.52a         Fifth Amendment to the Arizona      10.3 to APS' 1996 Form          1-4473           3-28-97
               Public Service Company Deferred     10-K Report
               Compensation Plan

10.53a         1997 APS Senior Management          10.1 to APS' 1996 Form          1-4473           3-28-97
               Variable Pay Plan                   10-K Report

10.54a         1997 APS Officers Variable Pay      10.2 to APS' 1996 Form          1-4473           3-28-97
               Plan                                10-K Report


10.55a         Pinnacle West Capital               10.10 to APS' 1995 Form         1-4473           3-29-96
               Corporation, Arizona Public         10-K Report
               Service Company, SunCor
               Development Company and El
               Dorado Investment Company
               Deferred Compensation Plan as
               amended and restated effective
               January 1, 1996

10.56a         Arizona Public Service              10.11 to APS' 1995 Form         1-4473           3-29-96
               Company Supplemental Excess         10-K Report
               Benefit Retirement Plan as
               amended and restated on
               December 20, 1995

10.57a         Pinnacle West Capital               10.7 to APS' 1994 Form          1-4473           3-30-95
               Corporation and Arizona             10-K Report
               Public Service Company
               Directors' Retirement Plan,
               effective as of January l, 1995

10.58a         Letter Agreement dated              10.7 to APS' 1994 Form          1-4473           3-30-96
               December 21, 1993, between          10-K Report
               APS and William L. Stewart

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
10.59a         Agreement for Utility               10.6 to APS' 1988 Form          1-4473           3-8-89
               Consulting Services, dated          10-K Report
               March 1, 1985, between APS
               and Thomas G. Woods, Jr., and
               Amendment No. 1 thereto,
               dated January 6, 1986

10.60a         Letter Agreement, dated April       10.7 to APS' 1988 Form          1-4473           3-8-89
               3, 1978, between APS and O.         10-K Report
               Mark DeMichele, regarding
               certain retirement benefits
               granted to Mr. DeMichele

10.61a         Letter Agreement dated July         10.1 to APS' September          1-4473           11-14-95
               28, 1995, between APS and           1995 10-Q Report
               Jaron B. Norberg regarding
               certain of Mr. Norberg's
               retirement benefits.

10.62a         Letter Agreement dated as of        10.8 to APS' 1995 Form          1-4473           3-29-96
               January 1, 1996 between APS         10-K Report
               and Robert G. Matlock &
               Associates, Inc. for consulting
               services


10.63          Letter Agreement dated October      10.7 to APS' 1996 Form          1-4473           3-28-97
               9, 1996 between APS and Jaron       10-K Report
               B. Norberg

10.64          Letter Agreement dated August       10.8 to APS' 1996 Form          1-4473           3-28-97
               16, 1996 between APS and William    10-K Report
               L. Stewart

10.65          Letter Agreement dated November     10.9 to APS' 1996 Form          1-4473           3-28-97
               27, 1996 between APS and George     10-K Report
               A. Schreiber, Jr.

10.66ad        Key Executive Employment            10.3 to APS' 1989 Form          1-4473           3-8-90
               and Severance Agreement             10-K Report
               between APS and certain
               executive of officers of APS

10.67ad        Revised form of Key Executive       10.5 to APS' 1993 Form          1-4473           3-30-94
               Employment and Severance            10-K Report
               Agreement between APS and
               certain executive officers of
               APS

10.68ad        Second revised form of Key          10.9 to APS' 1994 Form          1-4473           3-30-95
               Executive Employment and            10-K Report
               Severance Agreement between
               APS and certain executive
               officers of APS

10.69ad        Key Executive Employment            10.4 to APS' 1989 Form          1-4473           3-8-90
               and Severance Agreement             10-K Report
               between APS and certain
               managers of APS

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
10.70ad        Revised form of Key Executive       10.4 to APS' 1993 Form          1-4473           3-30-94
               Employment and Severance            10-K Report
               Agreement between APS and
               certain key employees of APS

10.71ad        Second revised Form of Key          10.8 to APS' 1994 Form          1-4473           3-30-95
               Executive Employment and            10-K Report
               Severance Agreement between
               APS and certain key employees
               of APS

10.72a         Pinnacle West Capital               10.1 to APS' 1992 Form          1-4473           3-30-93
               Corporation Stock Option and        10-K Report
               Incentive Plan

10.73a         Pinnacle West Capital               A to the Proxy Statement        1-8962           4-16-94
               Corporation 1994 Long-Term          for the Plan Report for the
               Incentive Plan, effective as of     Company's 1994 Annual
               March 23, 1994                      Meeting of Shareholders

10.74a         Pinnacle West Capital               B to the Proxy Statement        1-8962           4-16-94
               Corporation Director Equity         for the Plan Report for the
               Participation Plan                  Company's 1994 Annual
                                                   Meeting of Shareholders
10.75          Agreement No. 13904 (Option         10.3 to APS' 1991 Form          1-4473           3-19-92
               and Purchase of Effluent) with      10-K Report
               Cities of Phoenix, Glendale,
               Mesa, Scottsdale, Tempe,
               Town of Youngtown, and Salt
               River Project Agricultural
               Improvement and Power
               District, dated April 23, 1973

10.76          Agreement for the Sale and          10.4 to APS' 1991 Form          1-4473           3-19-92
               purchase of Wastewater              10-K Report
               Effluent with City of Tolleson
               and Salt River Agricultural
               Improvement and Power
               District, dated June 12, 1981,
               including Amendment No. 1
               dated as of November 12, 1981
               and Amendment No. 2 dated as
               of June 4, 1986

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
10.77a         First Amendment to                  10.2 to the Company's 1995      1-8962           4-1-96
               Employment Agreement,               Form 10-K Report
               effective March 31, 1995,
               between Richard Snell and the
               Company

99.1           Collateral Trust Indenture          4.2 to APS' 1992 Form 10-       1-4473           3-30-93
               among PVNGS II Funding              K Report
               Corp., Inc., APS and Chemical
               Bank, as Trustee

99.2           Supplemental Indenture to           4.3 to APS' 1992 Form 10-       1-4473           3-30-93
               Collateral Trust Indenture          K Report
               among PVNGS II Funding
               Corp., Inc., APS and Chemical
               Bank, as Trustee

99.3c          Participation Agreement, dated      28.1 to APS' September          1-4473           11-9-92
               as of August 1, 1986, among         1992 Form 10-Q Report
               PVNGS Funding Corp., Inc.,
               Bank of America National
               Trust and Savings Association,
               State Street Bank and Trust
               Company, as successor to The
               First National Bank of Boston,
               in its individual capacity and as
               Owner Trustee, Chemical
               Bank, in its individual capacity
               and as Indenture Trustee, APS,
               and the Equity Participant
               named therein

99.4c          Amendment No. 1 dated as of         10.8 to APS' September          1-4473           12-4-86
               November 1, 1989, to                1986 Form 10-Q Report by
               Participation Agreement, dated      means of Amendment No.
               as of August 1, 1986, among         1, on December 3, 1986
               PVNGS Funding Corp., Inc.,          Form 8
               Bank of America National
               Trust and Savings Association,
               State Street Bank and Trust
               Company, as successor to The
               First National Bank of Boston,
               in its individual capacity and as
               Owner Trustee, Chemical
               Bank, in its individual capacity
               and as Indenture Trustee, APS,
               and the Equity Participant
               named therein

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
99.5c          Amendment No. 2, dated as of        28.4 to APS' 1992 Form          1-4473           3-30-93
               March 17, 1993, to                  10-K Report
               Participation Agreement, dated
               as of August 1, 1986, among
               PVNGS Funding Corp., Inc.,
               PVNGS II Funding  Corp., Inc.,
               State Street Bank and Trust
               Company, as successor to The
               First National Bank of Boston,
               in its individual capacity and as
               Owner Trustee, Chemical
               Bank, in its individual capacity
               and as Indenture Trustee, APS,
               and the Equity Participant
               named therein

99.6c          Trust Indenture, Mortgage,          4.5 to APS' Form S-3            33-9480          10-24-86
               Security Agreement and              Registration Statement
               Assignment of Facility Lease,
               dated as of August 1, 1986,
               between State Street Bank and
               Trust Company, as successor to
               The First National Bank of
               Boston, as Owner Trustee, and
               Chemical Bank, as Indenture
               Trustee

99.7c          Supplemental Indenture No.1,        10.6 to APS' September          1-4473           12-4-86
               dated as of November 1, 1986        1986 Form 10-Q Report by
               to Trust Indenture, Mortgage,       means of Amendment No. 1
               Security Agreement and              on December 3, 1986 Form
               Assignment of Facility Lease,       8
               dated as of August 1, 1986,
               between State Street Bank and
               Trust Company, as successor to
               The First National Bank of
               Boston, as Owner Trustee, and
               Chemical Bank, as Indenture
               Trustee

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
99.8c          Supplemental Indenture No. 2        28.14 to APS' 1992 Form         1-4473           3-30-93
               to Trust Indenture, Mortgage,       10-K Report
               Security Agreement and
               Assignment of Facility Lease,
               dated as of August 1, 1986,
               between State Street Bank and
               Trust Company, as successor to
               The First National Bank of
               Boston, as Owner Trustee, and
               Chemical Bank, as Lease
               Indenture Trustee

99.9c          Assignment, Assumption and          28.3 to APS' Form S-3           33-9480          10-24-86
               Further Agreement, dated as of      Registration Statement
               August 1, 1986, between APS
               and State Street Bank and Trust
               Company, as successor to The
               First National Bank of Boston,
               as Owner Trustee

99.10c         Amendment No. 1, dated as of        10.10 to APS' September         1-4473           12-4-86
               November 1, 1986, to                1986 Form 10-Q Report by
               Assignment, Assumption and          means of Amendment No. l
               Further Agreement, dated as of      on December 3, 1986 Form
               August 1, 1986, between APS         8
               and State Street Bank and Trust
               Company, as successor to The
               First National Bank of Boston,
               as Owner Trustee

99.11c         Amendment No. 2, dated as of        28.6 to APS' 1992 Form          1-4473           3-30-93
               March 17, 1993, to                  10-K Report
               Assignment, Assumption and
               Further Agreement, dated as of
               August 1, 1986, between APS
               and State Street Bank and Trust
               Company, as successor to The
               First National Bank of Boston,
               as Owner Trustee

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
99.12          Participation Agreement, dated      28.2 to APS' September          1-4473           11-9-92
               as of December 15, 1986,            1992 Form 10-Q Report
               among PVNGS Funding
               Report Corp., Inc., State Street
               Bank and Trust Company, as
               successor to The First National
               Bank of Boston, in its
               individual capacity and as
               Owner Trustee, Chemical
               Bank, in its individual capacity
               and as Indenture Trustee under
               a Trust Indenture, APS, and the
               Owner Participant named
               therein

99.13          Amendment No. 1, dated as of        28.20 to APS' Form S-3          1-4473           8-10-87
               August 1, 1987, to Participation    Registration Statement No.
               Agreement, dated as of              33-9480 by means of a
               December 15, 1986, among            November 6, 1986 Form 8-
               PVNGS Funding Corp., Inc. as        K Report
               Funding Corporation, State
               Street Bank and Trust
               Company, as successor to The
               First National Bank of Boston,
               as Owner Trustee, Chemical
               Bank, as Indenture Trustee,
               APS, and the Owner Participant
               named therein

99.14          Amendment No. 2, dated as of        28.5 to APS' 1992 Form          1-4473           3-30-93
               March 17, 1993, to                  10-K Report
               Participation Agreement, dated
               as of December 15, 1986,
               among PVNGS Funding Corp.,
               Inc., PVNGS II Funding Corp.,
               Inc., State Street Bank and
               Trust Company, as successor to
               The First National Bank of
               Boston, in its individual
               capacity and as Owner Trustee,
               Chemical Bank, in its
               individual capacity and as
               Indenture Trustee, APS, and
               the Owner Participant named
               therein

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
99.15          Trust Indenture, Mortgage,          10.2 to APS' November 18,       1-4473           1-20-87
               Security Agreement and              1986 Form 10-K Report
               Assignment of Facility Lease,
               dated as of December 15, 1986,
               between State Street Bank and
               Trust Company, as successor to
               The First National Bank of
               Boston, as Owner Trustee, and
               Chemical Bank, as Indenture
               Trustee

99.16          Supplemental Indenture No. 1,       4.13 to APS' Form S-3           1-4473           8-24-87
               dated as of August 1, 1987, to      Registration Statement No.
               Trust Indenture, Mortgage,          33-9480 by means of
               Security Agreement and              August 1, 1987 Form 8-K
               Assignment of Facility Lease,       Report
               dated as of December 15, 1986,
               between State Street Bank and
               Trust Company, as successor to
               The First National Bank of
               Boston, as Owner Trustee, and
               Chemical Bank, as Indenture
               Trustee

99.17          Supplemental Indenture No. 2        4.5 to APS' 1992 Form 10-       1-4473           3-30-93
               to Trust Indenture Mortgage,        K Report
               Security Agreement and
               Assignment of Facility Lease,
               dated as of December 15, 1986,
               between State Street Bank and
               Trust Company, as successor to
               The First National Bank of
               Boston, as Owner Trustee, and
               Chemical Bank, as Lease
               Indenture Trustee

99.18          Assignment, Assumption and          10.5 to APS' November 18,       1-4473           1-20-87
               Further Agreement, dated as of      1986 Form 8-K Report
               December 15, 1986, between
               APS and State Street Bank and
               Trust Company, as successor to
               The First National Bank of
               Boston, as Owner Trustee

Exhibit No.    Description                         Originally Filed as Exhibit:    File No.b        Date Effective
-----------    -----------                         ----------------------------    ---------        --------------
99.19          Amendment No. 1, dated as of        28.7 to APS' 1992 Form          1-4473           3-30-93
               March 17, 1993, to                  10-K Report
               Assignment, Assumption and
               Further Agreement, dated as of
               December 15, 1986, between
               APS and State Street Bank and
               Trust Company, as successor to
               The First National Bank of
               Boston, as Owner Trustee

99.20c         Indemnity Agreement dated as        28.3 to APS' 1992 Form          1-4473           3-30-93
               of March 17, 1993 by APS            10-K Report

99.21          Extension Letter, dated as of       28.20 to APS' Form S-3          1-4473           8-10-87
               August 13, 1987, from the           Registration Statement No.
               signatories of the Participation    33-9480 by means of a
               Agreement to Chemical Bank          November 6, 1986 Form 8-
                                                   K Report

99.22          Arizona Corporation                 28.1 to APS' 1991 Form          1-4473           3-19-92
               Commission Order dated              10-K Report
               December 6, 1991

99.23          Arizona Corporation                 10.1 to APS' June 1994          1-4473           8-12-94
               Commission Order dated June         form 10-Q Report
               1, 1994

99.24          Rate Reduction Agreement            10.1 to APS' December 4,        1-4473           12-14-95
               dated December 4, 1995              1995 8-K Report
               between APS and the ACC
               Staff

99.25          ACC Order dated April 24,           10.1 to APS' March 1996         1-4473           5-14-96
               1996                                Form 10-Q Report

99.26          Arizona Corporation Commission      99.1 to APS' 1996 Form          1-4473           3-28-97
               Order, Decision No. 59943, dated    10-K Report
               December 26, 1996, including the
               Rules regarding the introduction
               of retail competition in Arizona

           (a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

           (b) Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

           (c) An additional document, substantially identical in all material respects to this Exhibit, has been entered into, relating to an additional Equity Participant. Although such additional document may differ in other respects (such as dollar amounts, percentages, tax indemnity matters, and dates of execution), there are no material details in which such document differs from this Exhibit.

           (d) Additional agreements, substantially identical in all material respects to this Exhibit have been entered into with additional persons. Although such additional documents may differ in other respects (such as dollar amounts and dates of execution), there are no material details in which such agreements differ from this Exhibit.

Reports on Form 8-K

         During the quarter ended December 31, 1996, and the period ended March 28, 1997, the Company did not file any Report on Form 8-K.

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

                                       PINNACLE WEST CAPITAL CORPORATION
                                                  (Registrant)

Date:  March 28, 1997                      Richard Snell
                                       -----------------------------------------
                                       (Richard Snell, Chairman of the Board of
                                         Directors and Chief Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                              Title                         Date
        ---------                                              -----                         ----
    Richard Snell                                          Principal Executive          March  28, 1997
--------------------------------------------------         Officer and Director
(Richard Snell, Chairman of the Board of Directors
 and Chief Executive Officer)

    William J. Post                                        President and                March  28, 1997
--------------------------------------------------         Director
(William J. Post)

    George A. Schreiber                                    Principal Financial          March  28, 1997
--------------------------------------------------         Officer, Principal
(George A. Schreiber, Jr.)                                 Accounting Officer,
                                                           Executive Vice
                                                           President and Director

    Pamela Grant                                           Director                     March  28, 1997
--------------------------------------------------
(Pamela Grant)

    Roy A. Herberger, Jr.                                  Director                     March  28, 1997
--------------------------------------------------
(Roy A. Herberger, Jr.)

    Martha O. Hesse                                        Director                     March  28, 1997
--------------------------------------------------
(Martha O. Hesse)

    William S. Jamieson, Jr.                               Director                     March  28, 1997
--------------------------------------------------
(William S. Jamieson, Jr.)

    John R. Norton, III                                    Director                     March  28, 1997
--------------------------------------------------
(John R. Norton, III)

    Humberto S. Lopez                                      Director                     March  28, 1997
--------------------------------------------------
(Humberto S. Lopez)

    Douglas J. Wall                                        Director                     March  28, 1997
---------------------------------------------------
(Douglas J. Wall)

                                                 COMMISSION FILE NUMBER 1-8962
================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ----------

                                 EXHIBITS TO


                                1996 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996
                                  ----------
                      PINNACLE WEST CAPITAL CORPORATION
              (Exact name of registrant as specified in charter)

================================================================================

                              INDEX TO EXHIBITS

 EXHIBIT NO.                                     DESCRIPTION
--------------- ---------------------------------------------------------------------------
10.1a       --  Summary of the Pinnacle West Capital Corporation 1997 Bonus Plan
10.2a       --  Second Amendment to Employment Agreement effective as of February 5, 1997, between Richard Snell and the Company
21          --  Subsidiaries of the Company
23.1        --  Consent of Deloitte & Touche LLP
27          --  Financial Data Schedule

----------

   (a)Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.