Form 10-Q
period 1997-03-31
PINNACLE WEST CAPITAL CORP
filed 1997-05-15
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997
                               -------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to ________________
                               ---------------

Commission file number     1-8962
                      ----------------

                        PINNACLE WEST CAPITAL CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Arizona                                              86-0512431
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                              Identification No.)

400 E. Van Buren St., P.O. Box 52132, Phoenix, Arizona               85072-2132
---------------------------------------------------------          -------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:            (602) 379-2500
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

                 Number of shares of common stock, no par value,
                   outstanding as of May 13, 1997: 85,094,326

                                    Glossary
                                    --------

ACC........................Arizona Corporation Commission

ACC Staff..................Staff of the Arizona Corporation Commission

Affected Utilities.........Utilities affected by the ACC's Proposed Rules on retail electric competition in Arizona

APS........................Arizona Public Service Company

Company....................Pinnacle West Capital Corporation

El Dorado..................El Dorado Investment Company

FERC.......................Federal Energy Regulatory Commission

ITCs.......................Investment tax credits

1996 10-K..................Pinnacle West Capital  Corporation  Annual  Report on
                           Form 10-K for the fiscal year ended December 31, 1996

Palo Verde.................Palo Verde Nuclear Generating Station

Rules......................Rules adopted  by the  ACC for  the  introduction  of retail electric competition in Arizona

SFAS No. 71................Statement of  Financial  Accounting Standards No. 71,
                           "Accounting for the Effects of Certain Types of Regulation"

Pinnacle West..............Pinnacle West Capital Corporation

SunCor.....................SunCor Development Company

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements.
-----------------------------

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                              Three Months Ended
                                                                   March 31,
                                                             1997             1996
                                                         ------------    ------------
Operating Revenues
   Electric                                              $    379,021    $    345,261
   Real estate                                                 19,543          15,994
                                                         ------------    ------------
Total                                                         398,564         361,255
                                                         ------------    ------------

Fuel Expenses
   Fuel for electric generation                                51,122          42,334
   Purchased power                                             34,347          13,938
                                                         ------------    ------------
Total                                                          85,469          56,272
                                                         ------------    ------------

Operating Expenses
   Utility operations and maintenance                          88,016          87,743
   Real estate operations                                      19,762          17,542
   Depreciation and amortization                               92,602          58,935
   Taxes other than income taxes                               30,244          34,201
                                                         ------------    ------------
Total                                                         230,624         198,421
                                                         ------------    ------------
Operating Income                                               82,471         106,562
                                                         ------------    ------------

Other Income (Deductions)
   Allowance for equity funds used during construction             --           1,675
   Interest on long-term debt                                 (39,451)        (45,909)
   Other interest                                              (4,501)         (4,846)
   Capitalized interest                                         3,834           3,237
   Preferred stock dividend requirements of APS                (3,626)         (4,477)
   Other-net                                                    4,223           1,667
                                                         ------------    ------------
Total                                                         (39,521)        (48,653)
                                                         ------------    ------------
Income Before Income Tax and Extraordinary Charge              42,950          57,909
Income Tax Expense                                             17,568          23,050
                                                         ------------    ------------
Income Before Extraordinary Charge                             25,382          34,859
Extraordinary Charge for Early Retirement of Debt,
     Net of Income Tax of $2,437                                   --          (3,597)
                                                         ------------    ------------
Net Income                                               $     25,382    $     31,262
                                                         ============    ============

Average Common Shares Outstanding                          87,418,663      87,450,355

Earnings Per Average Common Share Outstanding:
     Income before extraordinary charge                  $       0.29    $       0.40
     Extraordinary charge                                          --           (0.04)
                                                         ------------    ------------
Total                                                    $       0.29    $       0.36
                                                         ============    ============

Dividends Declared Per Share                             $      0.275    $      0.250
                                                         ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                   Twelve Months Ended
                                                                        March 31,
                                                                   1997           1996
                                                               ------------    ------------
Operating Revenues
   Electric                                                    $  1,752,032    $  1,623,245
   Real estate                                                      103,037          61,694
                                                               ------------    ------------
Total                                                             1,855,069       1,684,939
                                                               ------------    ------------

Fuel Expenses
   Fuel for electric generation                                     239,181         204,552
   Purchased power                                                  115,539          66,598
                                                               ------------    ------------
Total                                                               354,720         271,150
                                                               ------------    ------------

Operating Expenses
   Utility operations and maintenance                               430,987         397,125
   Real estate operations                                            98,300          60,391
   Depreciation and amortization                                    333,174         242,077
   Taxes other than income taxes                                    118,120         140,909
                                                               ------------    ------------
Total                                                               980,581         840,502
                                                               ------------    ------------
Operating Income                                                    519,768         573,287
                                                               ------------    ------------

Other Income (Deductions)
   Allowance for equity funds used during construction                3,534           5,471
   Interest on long-term debt                                      (165,000)       (200,282)
   Other interest                                                   (23,419)        (18,585)
   Capitalized interest                                              10,106          10,306
   Preferred stock dividend requirements of APS                     (16,241)        (18,804)
   Other-net                                                         (4,192)         (6,421)
                                                               ------------    ------------
Total                                                              (195,212)       (228,315)
                                                               ------------    ------------
Income From Continuing Operations Before Income Tax                 324,556         344,972
Income Tax Expense                                                  122,974         135,128
                                                               ------------    ------------
Income From Continuing Operations                                   201,582         209,844
Loss on Discontinued Operations, Net of Income Tax of $6,461         (9,539)             --
Extraordinary Charge for Early Retirement of Debt,
     Net of Income Tax of $11,341 and $10,271                       (16,743)        (15,168)
                                                               ------------    ------------
Net Income                                                     $    175,300    $    194,676
                                                               ============    ============

Average Common Shares Outstanding                                87,433,676      87,433,201

Earnings Per Average Common Share Outstanding:
     Continuing operations                                     $       2.30    $       2.40
     Discontinued operations                                          (0.11)             --
     Extraordinary charge                                             (0.19)          (0.17)
                                                               ------------    ------------
Total                                                          $       2.00    $       2.23
                                                               ============    ============


Dividends Declared Per Share                                   $      1.050    $      0.950
                                                               ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                     ASSETS
                                     ------
                             (Thousands of Dollars)

                                                           March 31,     December 31,
                                                             1997            1996
                                                          ----------     ------------
Current Assets
   Cash and cash equivalents                              $   52,592      $   26,686
   Customer and other receivables--net                       144,519         169,237
   Accrued utility revenues                                   49,226          55,470
   Material and supplies                                      73,213          74,120
   Fossil fuel                                                12,639          13,928
   Deferred income taxes                                      69,688          69,688
   Other current assets                                       42,273          41,140
                                                          ----------      ----------
      Total current assets                                   444,150         450,269
                                                          ----------      ----------

Investments and Other Assets
   Real estate investments--net                              394,837         398,527
   Other assets                                              178,881         173,109
                                                          ----------      ----------
      Total investments and other assets                     573,718         571,636
                                                          ----------      ----------

Utility Plant
   Electric plant in service and held for future use       6,830,092       6,803,211
   Less accumulated depreciation and
     amortization                                          2,486,345       2,426,143
                                                          ----------      ----------
      Total                                                4,343,747       4,377,068

   Construction work in progress                             251,753         226,935
   Nuclear fuel, net of amortization                          60,326          51,137
                                                          ----------      ----------
      Net utility plant                                    4,655,826       4,655,140
                                                          ----------      ----------

Deferred Debits
   Regulatory asset for income taxes                         502,356         516,722
   Rate synchronization cost deferrals                       400,279         414,082
   Other deferred debits                                     369,241         381,440
                                                          ----------      ----------
      Total deferred debits                                1,271,876       1,312,244
                                                          ----------      ----------

Total Assets                                              $6,945,570      $6,989,289
                                                          ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                             LIABILITIES AND EQUITY
                             ----------------------
                             (Thousands of Dollars)

                                                             March 31,      December 31,
                                                               1997            1996
                                                            ----------      ------------
Current Liabilities
   Accounts payable                                         $  119,530      $  184,095
   Accrued taxes                                               133,851          82,413
   Accrued interest                                             28,752          39,652
   Short-term borrowings                                       216,300          16,900
   Current maturities of long-term debt                        106,166         156,277
   Customer deposits                                            34,350          34,222
   Other current liabilities                                    25,375          37,056
                                                            ----------      ----------
      Total current liabilities                                664,324         550,615
                                                            ----------      ----------

Long-Term Debt Less Current Maturities                       2,233,299       2,372,113
                                                            ----------      ----------

Deferred Credits and Other
   Deferred income taxes                                     1,349,354       1,359,312
   Deferred investment tax credit                               72,027          74,379
   Unamortized gain - sale of utility plant                     85,795          86,939
   Other                                                       377,227         356,935
                                                            ----------      ----------
      Total deferred credits and other                       1,884,403       1,877,565
                                                            ----------      ----------

Commitments and Contingencies (Notes 5, 6 and 7)

Minority Interests
   Non-redeemable preferred stock of APS                       149,387         165,673
                                                            ----------      ----------

   Redeemable preferred stock of APS                            43,000          53,000
                                                            ----------      ----------

Common Stock Equity
   Common stock, no par value                                1,635,847       1,636,354
   Retained earnings                                           335,310         333,969
                                                            ----------      ----------
      Total common stock equity                              1,971,157       1,970,323
                                                            ----------      ----------

Total Liabilities and Equity                                $6,945,570      $6,989,289
                                                            ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                             (THOUSANDS OF DOLLARS)

                                                                   Three Months Ended
                                                                        March 31,
                                                                  1997           1996
                                                               ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before extraordinary charge                             $  25,382       $  34,859

   Items not requiring cash
      Depreciation and amortization                              100,322          67,538
      Deferred income taxes--net                                  (8,816)          1,319
      Allowance for equity funds used during construction             --          (1,675)
      Deferred investment tax credit                              (2,352)         (4,427)
      Other--net                                                  (5,661)         (1,432)
   Changes in current assets and liabilities
      Customer and other receivables--net                         24,718          22,528
      Accrued utility revenues                                     6,244           9,429
      Materials, supplies and fossil fuel                          2,196           1,049
      Other current assets                                        (1,133)           (441)
      Accounts payable                                           (51,383)        (34,440)
      Accrued taxes                                               51,438          57,389
      Accrued interest                                           (10,900)        (18,047)
      Other current liabilities                                  (11,916)         13,013
   Decrease (increase) in land held                                1,673           2,975
   Other--net                                                     28,286           9,539
                                                               ---------       ---------
Net Cash Flow Provided By Operating Activities                   148,098         159,176
                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                          (77,129)        (60,138)
   Capitalized interest                                           (3,834)         (3,237)
   Other--net                                                      1,797          (8,028)
                                                               ---------       ---------
Net Cash Flow Used For Investing Activities                      (79,166)        (71,403)
                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                                      2,507          33,511
   Short-term borrowings--net                                    199,400         (18,200)
   Dividends paid on common stock                                (24,042)        (21,857)
   Repayment of long-term debt                                  (194,098)        (97,398)
   Redemption of preferred stock                                 (25,980)        (23,410)
   Extraordinary charge for early retirement of debt                  --          (3,597)
   Other--net                                                       (813)            750
                                                               ---------       ---------
Net Cash Flow Used For Financing Activities                      (43,026)       (130,201)
                                                               ---------       ---------
Net Cash Flow                                                     25,906         (42,428)
Cash and Cash Equivalents at Beginning of Period                  26,686          79,539
                                                               ---------       ---------
Cash and Cash Equivalents at End of Period                     $  52,592       $  37,111
                                                               =========       =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized                     $  50,096       $  63,039
      Income taxes                                             $   4,001       $      --

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements include the accounts of Pinnacle West and its subsidiaries: APS, SunCor and El Dorado. All significant intercompany balances have been eliminated.

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Pinnacle West and its subsidiaries as of March 31, 1997, the results of operations for the three months and twelve months ended March 31, 1997 and 1996, and the cash flows for the three months ended March 31, 1997 and 1996. It is suggested that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the 1996 10-K.

3. The operations of APS are subject to seasonal fluctuations, with variations occurring in energy usage by customers from season to season and from month to month within a season, primarily as a result of changing weather conditions. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the three months ended March 31, 1997.

5. Regulatory Matters

Electric Industry Restructuring

STATE The ACC has been conducting an ongoing investigation into the restructuring of the Arizona electric industry. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition. The ACC has ordered that reliability, stranded cost recovery, the phase-in process, and bundled, unbundled and metering services, as well as legal issues, will require additional consideration and will be addressed through workshops and working groups which will issue recommendations to the ACC during 1997. The Rules include the following major provisions:

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

o Electric service providers that obtain a Certificate of Convenience and Necessity (CC&N) from the ACC would be allowed to supply, market, and/or broker specified electric services at retail. These services would include electric generation but exclude electric transmission and distribution.

o On or before December 31, 1997, each affected utility is required to file with the ACC proposed tariffs for bundled service and unbundled service. Bundled service means electric service elements (i.e., generation, transmission, distribution, and ancillary services) provided as a package to consumers within an affected utility's current service area. Unbundled service means electric service elements provided and priced separately.

o The Rules indicate that the ACC will allow recovery of unmitigated stranded costs. Each affected utility would be required to file with the ACC estimates of unmitigated stranded costs. The ACC would then, after hearing and consideration of various factors, determine the magnitude of stranded cost and appropriate stranded cost recovery mechanisms and charges.

The Company continues to focus on working with the ACC to bring competitive benefits to Arizona but believes that certain provisions of the Rules are deficient. In February 1997, APS filed lawsuits to protect its legal rights regarding the Rules.

A joint legislative committee has been appointed to study electric utility industry restructuring issues and report back to the Arizona legislature by the end of 1997. The Company believes that legislation will ultimately be required before significant implementation of the Rules can lawfully occur.

Until it has been further determined how competition will be implemented in Arizona, the Company cannot accurately predict the impact of full retail competition on its financial position or results of operations.

FEDERAL The Energy Policy Act of 1992 and recent rulemakings by FERC have promoted increased competition in the wholesale electric power markets. The Company does not expect these rulemakings to have a material impact on its financial statements.

Several electric utility reform bills have been introduced during the current congressional session, which as currently written, would allow consumers to choose their electric supplier by 2000 or 2003. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any substantial restructuring of the electric utility industry can occur.

Regulatory Accounting APS prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71
requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. APS' existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets, which amounted to approximately $1.1 billion at March 31, 1997. In accordance with the 1996 regulatory agreement (see below), the ACC accelerated the amortization of substantially all of APS' regulatory assets over an eight-year period. If rate recovery of these assets is no longer probable, whether due to competition or regulatory action, APS would no longer be able to apply the provisions of SFAS No. 71 to all or some part of its operations, which could have a material impact on the Company's financial statements.

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

o Infusion of $200 million of common equity into APS by Pinnacle West, in annual payments of $50 million starting in 1996.

Pursuant to the price reduction formula, in May 1997, the ACC approved an annual retail rate reduction of approximately $17.6 million ($11 million after income taxes), or 1.2%, to become effective July 1, 1997. An amendment to the proposed order, approved by two of the three commissioners, created some confusion as to the status of the 1996 regulatory agreement. As interpreted by the Chairman of the ACC in a concurring opinion, his vote in favor of the amendment was to authorize the ACC Staff to determine how property taxes are recognized and accounted for under the 1996 regulatory agreement. The Company cannot currently predict the outcome of this matter.

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

7. APS has encountered tube cracking in the Palo Verde steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically and these analyses indicate that it will be economically desirable for APS to replace the Unit 2 steam generators between 2003 and 2008. APS estimates that its share of the replacement costs (in 1997 dollars and including installation and replacement power costs) will be approximately $50 million, most of which will be incurred after the year 2000. Based on the latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although APS will continue its normal periodic assessment of these steam generators.

8. Financial Accounting Standards Board recently issued a new standard, SFAS 128, "Earnings per Share". The standard is effective for fiscal years ending after December 15, 1997. The standard will not have a material effect on the Company's earnings per share.

PINNACLE WEST CAPITAL CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

         The following discussion relates to Pinnacle West and its subsidiaries:
APS, SunCor and El Dorado.


LIQUIDITY AND CAPITAL RESOURCES

Parent Company
--------------

         The parent company's cash requirements and its ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the 1996 10-K.

         As a result of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), the parent company will infuse $200 million into APS, in annual increments of $50 million which started in 1996.

         In March, the Board approved a program for the repurchase of up to $80 million of the Company's common stock.

         The Board declared a quarterly dividend of 27.5 cents per share of common stock, payable June 1, 1997 to shareholders of record on May 2, 1997, totaling approximately $23.4 million.

APS

         For the three months ended March 31, 1997, APS incurred approximately $66 million in capital expenditures, which is approximately 22% of the most recently estimated 1997 capital expenditures. APS estimates total capital expenditures for the years 1997, 1998, and 1999 to be approximately $296 million, $283 million, and $263 million, respectively. These amounts include about $30 million each year for nuclear fuel expenditures.

         Required and optional redemptions of preferred stock and repayment of long-term debt, including premiums thereon, and payments for a capitalized lease obligation are expected to total approximately $263 million, $114 million, and $114 million for the years 1997, 1998, and 1999, respectively. During the three months ended March 31, 1997, APS redeemed approximately $193 million of its long-term debt and approximately $26 million of its preferred stock.

         Although provisions in APS' bond indenture, articles of incorporation, and financing orders from the ACC establish maximum amounts of additional first mortgage bonds and preferred stock, management does not expect any of these restrictions to limit APS' ability to meet its capital requirements.


OPERATING RESULTS

The following table shows the income and/or loss of Pinnacle West and its subsidiaries for the three-month and twelve-month periods ended March 31, 1997 and 1996:

                                 Income (Loss)
                                  (Unaudited)
                             (Thousands of Dollars)


                               Three Months Ended         Twelve Months Ended
                                   March 31,                     March 31,
                               1997         1996           1997         1996
                            ---------    ---------      ----------    --------

APS                         $  25,019    $  41,129      $  210,269    $228,540

SunCor                          1,088       (1,210)          6,452       1,701

El Dorado                       3,270         (136)          3,777       9,228

Pinnacle West (1)              (3,995)      (8,521)        (45,198)    (44,793)
                            ---------    ---------      ----------    --------
NET INCOME                  $  25,382    $  31,262      $  175,300    $194,676
                            =========    =========      ==========    ========

(1) Includes Pinnacle West's interest expense, operating expenses, loss on discontinued operations and extraordinary charges for early retirement of debt net of income tax benefits. Income tax benefits are as follows (in thousands): $386 and $5,098 for the three months ended March 31, 1997 and 1996, respectively; and $20,033 and $22,211 for the twelve months end March 31, 1997 and 1996, respectively.

APS
---

Operating Results - Three-month period ended March 31, 1997 compared to three-month period ended March 31, 1996

         Earnings decreased in the three-month period ended March 31, 1997, primarily due to the accelerated amortization of regulatory assets and a retail price reduction, both of which were part of a regulatory agreement which became effective July 1, 1996. See Note 5 of Notes to Condensed Consolidated Financial Statements. Partially offsetting these negative factors were increased operating revenues (net of related fuel expenses), lower property taxes and lower interest expense.

         Operating revenues (net of related fuel expenses) were higher primarily due to retail customer growth and weather effects, partially offset by the 1996 retail price reduction. Revenues from sales for resale increased $22 million, accompanied by significant increases in related fuel expenses, as a result of increased activity in competitive bulk power markets. These bulk power activities did not result in a significant variance in earnings due to market pressures on prices. Property taxes decreased due to a 1996 change in tax law. Interest expense decreased due to lower amounts of debt outstanding and lower average interest rates.


Operating Results - Twelve-month period ended March 31, 1997 compared to twelve-month period ended March 31, 1996

         Earnings decreased in the twelve-month period ended March 31, 1997, primarily due to the accelerated amortization of regulatory assets, a retail price reduction, a $31.7 million pretax charge in the fourth quarter of 1996 for a voluntary severance program and an increase in fuel expenses.

         The accelerated regulatory asset amortization and the retail price reduction were part of a regulatory agreement which became effective July 1, 1996. See Note 5 of Notes to Condensed Consolidated Financial Statements. Fuel expenses were higher primarily due to increased retail and wholesale sales volumes, higher natural gas costs and a less favorable mix of generation and purchased power, particularly during a regional power outage in August 1996.

         Partially offsetting these negative factors were increased operating revenues (net of related fuel expenses), lower property taxes, the recognition of $11 million of income tax benefits associated with capital loss carryforwards and lower interest expense. The twelve-month comparison was also positively impacted by $21 million of pretax asset write-downs in the twelve months ended March 31, 1996. Operating revenues (net of related fuel expenses) were higher due to retail customer growth, warmer weather and higher residential usage, partially offset by the retail price reduction. Revenues from sales for resale increased $35 million, accompanied by significant increases in related fuel expenses, as a result of increased activity in competitive bulk power markets. These bulk power activities did not result in a significant variance in earnings due to market pressures on prices. Property taxes decreased due to a 1996 change in tax law. Interest expense decreased due to lower average interest rates and lower amounts of debt outstanding.

Non-utility Operations
----------------------

         The parent company incurred extraordinary charges for the retirement of debt in the three-month and twelve-month periods and a loss from discontinued operations on legal matters related to MeraBank (a former subsidiary) in the twelve-month period. Interest expense decreased in all periods due primarily to debt reduction.

         SunCor's earnings increased in the three-month and twelve-month periods due to an increase in net home sales and the sale of joint venture investments.

         El Dorado's increase in earnings in the three-month period was the result of two partial investment sales. Earnings in the twelve-month period decreased due to the sale of an investment in the fourth quarter of 1995 partially offset by current year gains on sales.

Other Income
------------

         As part of a 1994 rate settlement agreement with the ACC, the Company accelerated amortization of substantially all deferred ITCs over a five-year period beginning in 1995, resulting in a decrease in annual consolidated income tax expense of approximately $18 million.


CURRENT ISSUES

         The Company's ability to maintain and improve its current level of earnings will depend on several factors. As the electric industry becomes more competitive, the Company's ability to reduce costs and increase productivity and resource utilization will be important factors in maintaining a price structure that is both attractive to customers and profitable to the Company. Other important factors that could affect the Company's future earnings levels and any forward-looking statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include regulatory developments; competitive developments; regional economic conditions; the cost of debt and equity capital; regulatory, tax and environmental legislation; weather variations affecting customer usage; and technological developments in the electricity industry.

         Competition
         -----------

         See Note 5 of Notes to Condensed  Consolidated  Financial Statements in
Part I, Item 1 of this report for discussions of competitive developments and regulatory accounting.

         Rate Matters
         ------------

         See Note 5 of Notes to Condensed  Consolidated  Financial Statements in
Part I, Item 1 of this report for a discussion of a proposed rate reduction.

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

         Construction and Financing Programs
         -----------------------------------

         See "Liquidity and Capital Resources" in Part I, Item 2 of this report for a discussion of the APS' construction and financing programs.

         Competition and Electric Industry Restructuring
         -----------------------------------------------

         See Note 5 of Notes to Condensed  Consolidated  Financial Statements in
Part I, Item 1 of this report for a discussion of competition and the Rules regarding the introduction of retail electric competition in Arizona.


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits

  Exhibit No.                Description
  -----------                -----------

  27                         Financial Data Schedule



         (b)  Reports on Form 8-K

         During the quarter ended March 31, 1997, and the period ended May 14, 1997, the Company filed no reports on Form 8-K.

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



                                          PINNACLE WEST CAPITAL CORPORATION
                                                               (Registrant)


Dated: May 15, 1997                       By:   /s/ George A. Schreiber, Jr.
                                                ----------------------------
                                                 George A. Schreiber, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Officer Duly Authorized to sign
                                                this Report)
                                       16