Form 10-Q
period 1997-06-30
PINNACLE WEST CAPITAL CORP
filed 1997-08-14
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1997
                              ---------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  ------------------

Commission file number     1-8962
                      -----------------

                        PINNACLE WEST CAPITAL CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Arizona                                               86-0512431
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
Incorporation or organization)                               Identification No.)

400 E. Van Buren St., P.O. Box  52132,   Phoenix,  Arizona            85072-2132
----------------------------------------------------------            ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (602) 379-2500

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

                 Number of shares of common stock, no par value,
                  outstanding as of August 12, 1997: 84,741,597

                                    Glossary
                                    --------

ACC........................Arizona Corporation Commission

ACC Staff..................Staff of the Arizona Corporation Commission

Affected Utilities.........Utilities  affected  by the ACC's  Proposed  Rules on retail electric competition in Arizona

APS........................Arizona Public Service Company

Cholla.....................Cholla Power Plant

Company....................Pinnacle West Capital Corporation

El Dorado..................El Dorado Investment Company

EPA........................United States Environmental Protection Agency

FERC.......................Federal Energy Regulatory Commission

Four Corners...............Four Corners Power Plant

ITCs.......................Investment tax credits

1996 10-K..................Pinnacle  West Capital  Corporation  Annual Report on
                           Form 10-K for the fiscal year ended December 31, 1996

NGS........................Navajo Generating Station

Palo Verde.................Palo Verde Nuclear Generating Station

Rules......................Rules  adopted  by the ACC for  the  introduction  of retail electric competition in Arizona

SFAS No. 71................Statement of Financial  Accounting  Standards No. 71,
                           "Accounting for the Effects of Certain Types of Regulation"

SFAS No. 128...............Statement of Financial  Accounting Standards No. 128,
                           "Earnings per Share"

SFAS No. 130...............Statement of Financial  Accounting Standards No. 130,
                           "Reporting Comprehensive Income"

SFAS No. 131...............Statement of Financial  Accounting Standards No. 131,
                           "Disclosures about Segments of an Enterprise and Related Information"

Pinnacle West..............Pinnacle West Capital Corporation

SunCor.....................SunCor Development Company

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements.
-----------------------------

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                              Three Months Ended
                                                                   June 30,
                                                             1997            1996
                                                         ------------    ------------
Operating Revenues
   Electric                                              $    458,751    $    426,658
   Real estate                                                 30,166          26,150
                                                         ------------    ------------
Total                                                         488,917         452,808
                                                         ------------    ------------

Fuel Expenses
   Fuel for electric generation                                55,627          57,289
   Purchased power                                             43,683          22,466
                                                         ------------    ------------
Total                                                          99,310          79,755
                                                         ------------    ------------

Operating Expenses
   Utility operations and maintenance                          89,162         100,296
   Real estate operations                                      28,301          25,811
   Depreciation and amortization                               91,809          59,342
   Taxes other than income taxes                               30,311          35,510
                                                         ------------    ------------
Total                                                         239,583         220,959
                                                         ------------    ------------
Operating Income                                              150,024         152,094
                                                         ------------    ------------

Other Income (Deductions)
   Allowance for equity funds used during construction           --             2,003
   Interest on long-term debt                                 (40,453)        (44,675)
   Other interest                                              (5,973)         (6,201)
   Capitalized interest                                         4,560           2,164
   Preferred stock dividend requirements of APS                (3,195)         (4,326)
   Other-net                                                    4,823            (980)
                                                         ------------    ------------
Total                                                         (40,238)        (52,015)
                                                         ------------    ------------
Income Before Income Tax and Extraordinary Charge             109,786         100,079
Income Tax Expense                                             42,604          38,625
                                                         ------------    ------------
Income Before Extraordinary Charge                             67,182          61,454
Extraordinary Charge for Early Retirement of Debt,
     Net of Income Tax of $1,674                                 --            (2,471)
                                                         ------------    ------------
Net Income                                               $     67,182    $     58,983
                                                         ============    ============

Average Common Shares Outstanding                          85,155,688      87,420,263

Earnings Per Average Common Share Outstanding:
     Income before extraordinary charge                  $       0.79    $       0.70
     Extraordinary charge                                        --             (0.03)
                                                         ------------    ------------
Total                                                    $       0.79    $       0.67
                                                         ============    ============


Dividends Declared Per Share                             $      0.550    $      0.500
                                                         ============    ============

 See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                               Six Months Ended
                                                                   June 30,
                                                             1997            1996
                                                         ------------    ------------
Operating Revenues
   Electric                                              $    837,772    $    771,919
   Real estate                                                 49,709          42,144
                                                         ------------    ------------
Total                                                         887,481         814,063
                                                         ------------    ------------

Fuel Expenses
   Fuel for electric generation                               106,749          99,623
   Purchased power                                             78,030          36,404
                                                         ------------    ------------
Total                                                         184,779         136,027
                                                         ------------    ------------

Operating Expenses
   Utility operations and maintenance                         177,178         188,039
   Real estate operations                                      48,063          43,353
   Depreciation and amortization                              184,411         118,277
   Taxes other than income taxes                               60,555          69,711
                                                         ------------    ------------
Total                                                         470,207         419,380
                                                         ------------    ------------
Operating Income                                              232,495         258,656
                                                         ------------    ------------

Other Income (Deductions)
   Allowance for equity funds used during construction           --             3,678
   Interest on long-term debt                                 (79,904)        (90,584)
   Other interest                                             (10,474)        (11,047)
   Capitalized interest                                         8,394           5,401
   Preferred stock dividend requirements of APS                (6,821)         (8,803)
   Other-net                                                    9,046             687
                                                         ------------    ------------
Total                                                         (79,759)       (100,668)
                                                         ------------    ------------
Income Before Income Tax and Extraordinary Charge             152,736         157,988
Income Tax Expense                                             60,172          61,675
                                                         ------------    ------------
Income Before Extraordinary Charge                             92,564          96,313
Extraordinary Charge for Early Retirement of Debt,
     Net of Income Tax of $4,110                                 --            (6,068)
                                                         ------------    ------------
Net Income                                               $     92,564    $     90,245
                                                         ============    ============

Average Common Shares Outstanding                          86,280,924      87,435,309

Earnings Per Average Common Share Outstanding:
     Income before extraordinary charge                  $       1.07    $       1.10
     Extraordinary charge                                        --             (0.07)
                                                         ------------    ------------
Total                                                    $       1.07    $       1.03
                                                         ============    ============

Dividends Declared Per Share                             $      0.825    $      0.750
                                                         ============    ============

 See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                   Twelve Months Ended
                                                                         June 30,
                                                                   1997            1996
                                                               ------------    ------------
Operating Revenues
   Electric                                                    $  1,784,125    $  1,669,725
   Real estate                                                      107,053          74,826
                                                               ------------    ------------
Total                                                             1,891,178       1,744,551
                                                               ------------    ------------

Fuel Expenses
   Fuel for electric generation                                     237,519         217,018
   Purchased power                                                  136,756          71,250
                                                               ------------    ------------
Total                                                               374,275         288,268
                                                               ------------    ------------

Operating Expenses
   Utility operations and maintenance                               419,853         403,170
   Real estate operations                                           100,790          73,346
   Depreciation and amortization                                    365,641         240,576
   Taxes other than income taxes                                    112,921         140,984
                                                               ------------    ------------
Total                                                               999,205         858,076
                                                               ------------    ------------
Operating Income                                                    517,698         598,207
                                                               ------------    ------------

Other Income (Deductions)
   Allowance for equity funds used during construction                1,531           6,126
   Interest on long-term debt                                      (160,778)       (192,280)
   Other interest                                                   (23,191)        (20,269)
   Capitalized interest                                              12,502          10,115
   Preferred stock dividend requirements of APS                     (15,110)        (18,354)
   Other-net                                                          1,611          (8,722)
                                                               ------------    ------------
Total                                                              (183,435)       (223,384)
                                                               ------------    ------------
Income From Continuing Operation Before Income Tax                  334,263         374,823
Income Tax Expense                                                  126,953         145,774
                                                               ------------    ------------
Income From Continuing Operations                                   207,310         229,049
Loss on Discontinued Operations, Net of Income Tax of $6,461         (9,539)           --
Extraordinary Charge for Early Retirement of Debt,
     Net of Income Tax of $9,667 and $11,944                        (14,272)        (17,639)
                                                               ------------    ------------
Net Income                                                     $    183,499    $    211,410
                                                               ============    ============

Average Common Shares Outstanding                                86,869,084      87,437,388

Earnings Per Average Common Share Outstanding:
     Continuing operations                                     $       2.38    $       2.62
     Discontinued operations                                          (0.11)           --
     Extraordinary charge                                             (0.16)          (0.20)
                                                               ------------    ------------
Total                                                          $       2.11    $       2.42
                                                               ============    ============


Dividends Declared Per Share                                   $      1.100    $      1.225
                                                               ============    ============

 See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                     ASSETS
                                     ------
                             (Thousands of Dollars)

                                                          June 30,  December 31,
                                                            1997         1996
                                                         ----------   ----------

Current Assets
   Cash and cash equivalents                             $   25,041   $   26,686
   Customer and other receivables--net                      171,533      169,237
   Accrued utility revenues                                  69,517       55,470
   Material and supplies                                     74,499       74,120
   Fossil fuel                                               12,396       13,928
   Deferred income taxes                                     69,724       69,688
   Other current assets                                      45,362       41,140
                                                         ----------   ----------
      Total current assets                                  468,072      450,269
                                                         ----------   ----------

Investments and Other Assets
   Real estate investments--net                             390,487      398,527
   Other assets                                             201,278      173,109
                                                         ----------   ----------
      Total investments and other assets                    591,765      571,636
                                                         ----------   ----------

Utility Plant
   Electric plant in service and held for future use 6,855,873 6,803,211 Less accumulated depreciation and
     amortization                                         2,547,552    2,426,143
                                                         ----------   ----------
      Total                                               4,308,321    4,377,068
   Construction work in progress                            309,659      226,935
   Nuclear fuel, net of amortization                         51,953       51,137
                                                         ----------   ----------
      Net utility plant                                   4,669,933    4,655,140
                                                         ----------   ----------

Deferred Debits
   Regulatory asset for income taxes                        488,058      516,722
   Rate synchronization cost deferrals                      386,476      414,082
   Other deferred debits                                    349,055      381,440
                                                         ----------   ----------
      Total deferred debits                               1,223,589    1,312,244
                                                         ----------   ----------

Total Assets                                             $6,953,359   $6,989,289
                                                         ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                             LIABILITIES AND EQUITY
                             ----------------------
                             (Thousands of Dollars)

                                                         June 30,   December 31,
                                                           1997          1996
                                                        ----------    ----------

Current Liabilities
   Accounts payable                                     $  140,863    $  184,095
   Accrued taxes                                           115,800        82,413
   Accrued interest                                         34,471        39,652
   Dividends payable                                        23,327          --
   Short-term borrowings                                   228,000        16,900
   Current maturities of long-term debt                    107,002       156,277
   Customer deposits                                        33,028        34,222
   Other current liabilities                                27,343        37,056
                                                        ----------    ----------
      Total current liabilities                            709,834       550,615
                                                        ----------    ----------

Long-Term Debt Less Current Maturities                   2,296,883     2,372,113
                                                        ----------    ----------

Deferred Credits and Other
   Deferred income taxes                                 1,331,154     1,359,312
   Deferred investment tax credit                           66,509        74,379
   Unamortized gain - sale of utility plant                 84,651        86,939
   Other                                                   379,619       356,935
                                                        ----------    ----------
      Total deferred credits and other                   1,861,933     1,877,565
                                                        ----------    ----------

Commitments and Contingencies (Notes 5, 6 and 7)

Minority Interests
   Non-redeemable preferred stock of APS                   143,493       165,673
                                                        ----------    ----------

   Redeemable preferred stock of APS                        29,110        53,000
                                                        ----------    ----------

Common Stock Equity
   Common stock, no par value                            1,556,341     1,636,354
   Retained earnings                                       355,765       333,969
                                                        ----------    ----------
      Total common stock equity                          1,912,106     1,970,323
                                                        ----------    ----------

Total Liabilities and Equity                            $6,953,359    $6,989,289
                                                        ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                             (THOUSANDS OF DOLLARS)

                                                              Six Months Ended
                                                                   June 30,
                                                               1997         1996
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before extraordinary charge                          $  92,564    $  96,313

   Items not requiring cash
      Depreciation and amortization                           200,991      134,567
      Deferred income taxes--net                              (24,844)       3,684
      Allowance for equity funds used during construction        --         (3,678)
      Deferred investment tax credit                           (7,870)     (11,206)
      Other--net                                              (10,123)      (1,711)
   Changes in current assets and liabilities
      Customer and other receivables--net                      (2,296)      (5,896)
      Accrued utility revenues                                (14,047)     (10,413)
      Materials, supplies and fossil fuel                       1,153        5,329
      Other current assets                                     (4,222)      12,617
      Accounts payable                                        (39,477)     (11,094)
      Accrued taxes                                            33,387       22,725
      Accrued interest                                         (5,181)      (4,307)
      Other current liabilities                               (10,838)      14,225
   Decrease (increase) in land held                             6,189        7,156
   Other--net                                                  45,872          557
                                                            ---------    ---------
Net Cash Flow Provided By Operating Activities                261,258      248,868
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                      (145,203)    (120,810)
   Capitalized interest                                        (8,394)      (5,401)
   Other--net                                                 (18,441)     (12,392)
                                                            ---------    ---------
Net Cash Flow Used For Investing Activities                  (172,038)    (138,603)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                                 102,382      108,993
   Short-term borrowings--net                                 211,100       16,465
   Dividends paid on common stock                             (47,441)     (43,715)
   Repayment of long-term debt                               (230,823)    (218,387)
   Redemption of preferred stock                              (46,044)     (30,603)
   Repurchase and Retirement of Common Stock                  (79,863)         --
   Extraordinary charge for early retirement of debt             --         (6,068)
   Other--net                                                    (176)       2,376
                                                            ---------    ---------
Net Cash Flow Used For Financing Activities                   (90,865)    (170,939)
                                                            ---------    ---------
Net Cash Flow                                                  (1,645)     (60,674)
Cash and Cash Equivalents at Beginning of Period               26,686       79,539
                                                            ---------    ---------
Cash and Cash Equivalents at End of Period                  $  25,041    $  18,865
                                                            =========    =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized                  $  83,351    $  95,810
      Income taxes                                          $  56,090    $  40,000

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

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Pinnacle West and its subsidiaries as of June 30, 1997, the results of operations for the three months, six months and twelve months ended June 30, 1997 and 1996, and the cash flows for the six months ended June 30, 1997 and 1996. It is suggested that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the 1996 10-K.

3. The operations of APS are subject to seasonal fluctuations, with variations occurring in energy usage by customers from season to season and from month to month within a season, primarily as a result of changing weather conditions. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the six months ended June 30, 1997.

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

o The Rules indicate that the ACC will allow recovery of unmitigated stranded costs. Stranded costs are the costs of generating plants, other assets and contract commitments that were prudently incurred to serve power customers that could go unrecovered if these customers are allowed to use open access to move to another supplier. Each affected utility would be required to file with the ACC estimates of unmitigated stranded costs. The ACC would then, after hearing and consideration of various factors, determine the magnitude of stranded cost and appropriate stranded cost recovery mechanisms and charges.

The Company continues to focus on working with the ACC to bring competitive benefits to Arizona but believes that certain provisions of the Rules are deficient. In February 1997, APS filed lawsuits to protect its legal rights regarding the Rules.

The Arizona legislature has appointed a joint legislative committee to study electric utility industry restructuring issues and report back to them by the end of 1997. The Company believes that legislation will ultimately be required before significant implementation of retail electric competition can lawfully occur.

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

Regulatory Accounting The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. The Company's existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets, which amounted to approximately $1.0 billion at June 30, 1997. In accordance with the 1996 regulatory agreement (see below), the ACC accelerated the amortization of substantially all of the Company's regulatory assets over an eight-year period. If rate recovery of these assets is no longer probable, whether due to competition or regulatory action, the Company would no longer be able to apply the provisions of SFAS No. 71 to all or some part of its operations, which could have a material impact on the Company's financial statements.

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

Pursuant to the price reduction formula, in May 1997, the ACC approved a retail price reduction of approximately $17.6 million annually ($11 million after income taxes), or 1.2%, effective July 1, 1997.

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

8.       Accounting Matters

Financial Accounting Standards Board recently issued three new standards; SFAS 128 on "Earnings per Share"; SFAS 130 on "Reporting Comprehensive Income"; and SFAS 131 on "Disclosures about Segments of an Enterprise and Related Information".

The "Earnings per Share" standard is effective for both interim and annual periods ending after December 15, 1997. The standard will not have a material effect on the Company's earnings per share.

The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1997. The standard changes the reporting of certain items currently reported in the common stock equity section of the balance sheet. The Company is currently evaluating the impact this standard will have on its financial statements.

The "Disclosures about Segments of an Enterprise and Related Information" standard is effective for fiscal years beginning after December 15, 1997. The standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures.

PINNACLE WEST CAPITAL CORPORATION

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

         The following discussion relates to Pinnacle West and its subsidiaries:
APS, SunCor and El Dorado.


LIQUIDITY AND CAPITAL RESOURCES

Parent Company
--------------

         For the six months ended June 30, 1997, the primary source of cash has been dividends from APS. SunCor and El Dorado both have provided cash to the parent during 1997.

         During the quarter ended June 30, 1997, the parent company borrowed on its existing line of credit an additional $50 million of which $20 million has been repaid. The parent company's total outstanding debt as of June 30, 1997, was $280 million.

         In March, the Board approved a program for the repurchase of up to $80 million of the Company's common stock. As of July 2, 1997 the Company completed the program, spending approximately $80 million for the repurchase of 2.7 million shares of stock.

         The Board declared a quarterly dividend of 27.5 cents per share of common stock, payable September 1, 1997, to shareholders of record on August 1, 1997, totaling approximately $23.3 million.

         As a result of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), the parent company will infuse $200 million into APS, in annual increments of $50 million starting in 1996.

APS
---

         For the six months ended June 30, 1997, APS incurred approximately $146 million in capital expenditures, which is approximately 53% of the most recently estimated 1997 capital expenditures. APS estimates total capital expenditures for the years 1997, 1998, and 1999 to be approximately $296 million, $290 million, and $265 million, respectively. These amounts include about $30 million each year for nuclear fuel expenditures.

         Required and optional redemptions of preferred stock and repayment of long-term debt, including premiums thereon, and payments for a capitalized lease obligation are expected to total approximately $268 million, $114 million, and $114 million for the years 1997, 1998, and 1999, respectively. During the six months ended June 30, 1997, APS redeemed approximately $219 million of its long-term debt and approximately $46 million of its preferred stock, which redemptions were funded with internal cash from operations and short-term debt. APS' cash flow from operations is cyclical, with the highest cash flows generated in the summer. As a result, APS expects to pay down a significant portion of its short-term debt balance in the third quarter of the year using cash flow from operations. As a result of the 1996 regulatory agreement (see
Note 5 of Notes to Condensed Consolidated Financial Statements), Pinnacle West invested $50 million in APS in 1996 and will invest similar amounts annually in 1997 through 1999.

         Although provisions in APS' bond indenture, articles of incorporation, and financing orders from the ACC establish maximum amounts of additional first mortgage bonds and preferred stock, management does not expect any of these restrictions to limit APS' ability to meet its capital requirements.

OPERATING RESULTS

The following table shows the income and/or loss of Pinnacle West and its subsidiaries for the three-month, six-month and twelve-month periods ended June 30, 1997 and 1996:

                                 Income (Loss)
                                  (Unaudited)
                             (Thousands of Dollars)

                      Three Months Ended         Six Months Ended        Twelve Months Ended
                           June 30,                   June 30,                  June 30,
                       1997         1996         1997         1996         1997         1996
                    ---------    ---------    ---------    ---------    ---------    ---------
APS                 $  66,298    $  66,114    $  91,317    $ 107,243    $ 210,453    $ 245,978

SunCor                  1,167          118        2,255       (1,092)       7,501        1,632

El Dorado               3,686           97        6,956          (39)       7,366        8,065

Pinnacle West (1)      (3,969)      (7,346)      (7,964)     (15,867)     (41,821)     (44,265)
                    ---------    ---------    ---------    ---------    ---------    ---------

NET INCOME          $  67,182    $  58,983    $  92,564    $  90,245    $ 183,499    $ 211,410
                    =========    =========    =========    =========    =========    =========

(1) Includes Pinnacle West's interest expense, extraordinary charge for early retirement of debt, discontinued operations and operating expenses net of income tax benefits. Income tax benefits are as follows (in thousands):
     $822 and $3,177 for the three months ended June 30, 1997 and 1996, respectively; and $1,208 and $8,274 for the six months ended June 30, 1997 and 1996, respectively; and $17,678 and $21,253 for the twelve months ended June 30, 1997 and 1996, respectively.

APS
---

Operating Results - Three-month period ended June 30, 1997 compared to three-month period ended June 30, 1996

         Earnings were flat in the three-month comparison as strong customer growth, cost savings, and increased sales due to weather offset the effects of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Consolidated Financial Statements).

         In the three-month comparison, the regulatory agreement, which became effective July 1, 1996, resulted in $29 million (before income taxes) of accelerated regulatory asset amortization and a retail price reduction which reduced pretax revenues by $13 million.

         Results were favorably impacted by increased operating revenues (net of related fuel expenses), lower operations and maintenance expenses and a decrease in other taxes. Operating revenues increased $32 million primarily due to a $24 million increase in sales for resale, $15 million from retail customer growth, and $6 million attributable to weather effects, partially offset by the 1996 retail price reduction impact of $13 million. Sales for resale are sales of electricity at wholesale to other electric utilities, power marketers, or public authorities for resale to their customers. The increase in sales for resale was a result of increased activity in competitive bulk power markets and was accompanied by significant increases in related purchased power. These bulk power activities did not result in a significant variance in earnings due to market pressures on prices. Operation and maintenance expenses were lower by $11 million primarily due to the timing of nuclear refueling, charges for employee incentive plans in 1996, and savings from a 1996 voluntary severance program. Other taxes decreased $5 million primarily due to a 1996 change in property tax law. The impact of this tax law change for the first half of 1996 was recorded in the third quarter of 1996.

Operating Results - Six-month period ended June 30, 1997 compared to six-month period ended June 30, 1996

         Earnings decreased in the six-month comparison due to the effects of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Consolidated Financial Statements). These effects were partially offset by customer growth, cost savings, and increased sales due to weather.

         In the six-month comparison, the regulatory agreement, which became effective July 1, 1996, resulted in $59 million (before income taxes) of accelerated regulatory asset amortization and a retail price reduction which reduced pretax revenues by $24 million.

         Partially offsetting these negative factors were increased operating revenues (net of related fuel expenses), lower operations and maintenance expenses, a decrease in other taxes, and lower interest expense. Operating revenues increased $66 million primarily due to a $46 million increase in sales for resale, $32 million of retail customer growth and higher usage, and $9 million attributable to weather effects, partially offset by the $24 million impact of the retail price reduction. Sales for resale are sales of electricity at wholesale to other electric utilities, power marketers, or public authorities for resale to their customers. The increase in sales for resale was a result of increased activity in competitive bulk power markets and was accompanied by significant increases in related purchased power. These bulk power activities did not result in a significant variance in earnings due to market pressures on prices. Operations and maintenance expenses were $11 million lower primarily due to improved nuclear operations, charges for employee incentive plans in 1996, and savings from a 1996 voluntary severance program. Other taxes decreased $10 million primarily due to a 1996 change in property tax law. The impact of this tax law change for the first half of 1996 was recorded in the third quarter of 1996. Interest expense decreased $6 million due to lower average interest rates and lower amounts of debt outstanding.

Operating Results - Twelve-month period ended June 30, 1997 compared to twelve-month period ended June 30, 1996

         Earnings decreased in the twelve-month comparison ended June 30, 1997 due to the effects of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Consolidated Financial Statements), a $32 million pretax charge in the fourth quarter of 1996 for a voluntary severance program, and an increase in fuel expenses. These effects were partially offset by strong customer growth, cost savings, increased sales due to weather, and the recognition of $8 million of income tax benefits associated with capital loss carryforwards. The twelve-month comparison was also positively impacted by $21 million of pretax asset write-downs in the twelve months ended June 30, 1996.

         In the twelve-month comparison, the regulatory agreement, which became effective July 1, 1996, resulted in $119 million of accelerated regulatory asset amortization and a retail price reduction which reduced revenues by $54 million. Fuel expenses increased $86 million primarily due to increased retail and wholesale sales volumes and a less favorable mix of generation and purchased power, particularly during a regional power outage in August 1996.

         Operating revenues increased $114 million primarily due to $72 million of customer growth and higher usage, a $61 million increase in sales for resale, and $26 million attributable to weather effects, partially offset by the $54 million impact of the retail price reduction. Sales for resale are sales of electricity at wholesale to other electric utilities, power marketers, or public authorities for resale to their customers. The increase in sales for resale was accompanied by significant increases in related purchased power and was a result of increased activity in competitive bulk power markets. These bulk power activities did not result in a significant variance in earnings due to market pressures on prices. Other taxes decreased $29 million primarily due to a 1996 change in property tax law. The impact of this tax law change for the first half of 1996 was recorded in the third quarter of 1996. Interest expense decreased $12 million due to lower average interest rates and lower amounts of debt outstanding.

Non-utility Operations
----------------------

         The parent company's losses decreased in all periods due to lower interest expense resulting from debt reduction and refinancing which yielded lower average interest rates. Additionally, all periods ended June 1996 included extraordinary charges related to the early retirement of debt. The twelve-month period ended June 1997 included an extraordinary charge related to the early retirement of debt and a loss from discontinued operations on a legal matter related to MeraBank, A Federal Savings Bank (a former subsidiary).

         SunCor's earnings increased in the three-month period due to an increase in net home sales and in the six-month and twelve-month period due to an increase in net home sales and the sale of a joint venture project.

         El Dorado's increase in earnings in the three-month and six-month periods was the result of investment sales. Earnings in the twelve-month period decreased due to the sale of an investment in the fourth quarter of 1995 offset by current year gains on sales.

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

         Rate Matters
         ------------

         See Note 5 of Notes to Condensed  Consolidated  Financial Statements in
Part I, Item 1 of this report for a discussion of a price reduction, which became effective on July 1, 1997.

                           PART II. OTHER INFORMATION
                           --------------------------

         The following information relates primarily to Pinnacle West and its principal subsidiary, APS.

Item 4.  Submission of Matters to a Vote of Security-Holders
-------  ---------------------------------------------------

         At the Company's Annual Meeting of Shareholders held on May 21, 1997, the following persons were elected Class III Directors with a term to expire at the 2000 annual meeting:


                                                         Abstentions
                                Votes          Votes      and Broker
                                 For          Against     Non Votes
                                 ---          -------     ---------

Pamela Grant                  82,096,542      988,360        N/A

Martha O. Hesse               82,148,229      936,673        N/A

William S. Jaimeson           82,099,641      985,262        N/A

Richard S. Snell              82,105,963      978,938        N/A


ITEM 5.  Other Information
--------------------------

Environmental Matters
---------------------

        EPA Environmental Regulation
        ----------------------------

        Air Quality Standards. In July 1997 the EPA proposed regulations on regional haze. See "Environmental Matters - EPA Environmental Regulation - Air Quality Standards" in Part I, Item 1 of the 1996 10-K. The proposal would require states to submit plans to meet "presumptive reasonable progress targets" for achieving perceptible improvements in visibility conditions in Federal Class I areas (e.g., national parks) every 10-15 years. The proposal also calls for states to conduct three year "best available retrofit technology" ("BART") review on point sources which became operational between 1962 and 1977 and which may normally be anticipated to contribute to regional haze visibility impairment. Because the actual level of emissions controls, if any, for any unit cannot be determined at this time, APS currently cannot estimate the capital expenditures, if any, which would result from the final rules.

        Also in July 1997 EPA promulgated final National Ambient Air Quality Standards for ozone and particulate matter. See "Environmental Matters - EPA Environmental Regulation - Air Quality Standards" in Part I, Item 1 of the 1996 10-K. Pursuant to the rules, the ozone standard is more stringent and a new ambient standard for very fine particles has been established. The Company does not currently expect these rules to have a material adverse effect on its financial position or results of operations.


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

         Competition and Electric Industry Restructuring
         -----------------------------------------------

         See Note 5 of Notes to Condensed  Consolidated  Financial Statements in
Part I, Item 1 of this report for a discussion of competition and the Rules regarding the introduction of retail electric competition in Arizona. On February 28, 1997, a lawsuit was filed by APS to protect its legal rights regarding the Rules and in its complaint the Company asked the Court for (i) a judgment vacating the retail electric competition rules, (ii) a declaratory judgment  that the rules are unlawful  because,  among other  things,  they were entered into without proper legal authorization, and (iii) a permanent injunction barring the ACC from enforcing or implementing the rules and from promulgating any other regulations without lawful authority.


  ITEM 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------

         (a)  Exhibits

  Exhibit No.                Description
  -----------                -----------

  27                         Financial Data Schedule



         (b)  Reports on Form 8-K

         During the quarter ended June 30, 1997, and the period from July 1, through August 14, 1997, the Company did not file any reports on Form 8-K.

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



                                        PINNACLE WEST CAPITAL CORPORATION
                                                              (Registrant)


Dated: August 14, 1997                  By:    /s/ George A. Schreiber, Jr.
                                               ----------------------------
                                               George A. Schreiber, Jr.
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Officer Duly Authorized to sign
                                               this Report)
                                       21