Form 10-Q
period 1997-09-30
PINNACLE WEST CAPITAL CORP
filed 1997-11-14
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1997
                               ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number     1-8962
                       ---------------

                        PINNACLE WEST CAPITAL CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Arizona                                              86-0512431
--------------------------------                           ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or organization)                             Identification No.)

400 E. Van Buren St., P.O. Box 52132, Phoenix, Arizona          85072-2132
-------------------------------------------------------    ---------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:        (602) 379-2500

-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                 Number of shares of common stock, no par value, outstanding as of November 13, 1997: 84,717,595

                                    Glossary
                                    --------

ACC........................Arizona Corporation Commission

ACC Staff .................Staff of the Arizona Corporation Commission

Affected Utilities ........Utilities affected  by the  ACC's Proposed  Rules  on retail electric competition in Arizona

APS .......................Arizona Public Service Company

Cholla.....................Cholla Power Plant

Company ...................Pinnacle West Capital Corporation

El Dorado .................El Dorado Investment Company

EPA........................United States Environmental Protection Agency

FERC ......................Federal Energy Regulatory Commission

Four Corners...............Four Corners Power Plant

ITCs ......................Investment tax credits

1996 10-K .................Pinnacle West Capital  Corporation Annual  Report  on
                           Form 10-K for the fiscal year ended December 31, 1996

NGS........................Navajo Generating Station

Palo Verde ................Palo Verde Nuclear Generating Station

Rules .....................Rules  adopted by  the ACC  for the  introduction  of retail electric competition in Arizona

SFAS No. 71 ...............Statement of  Financial Accounting Standards  No. 71,
                           "Accounting for the Effects of Certain Types of Regulation"

SFAS No. 128 ..............Statement of  Financial Accounting Standards No. 128,
                           "Earnings per Share"

SFAS No. 130...............Statement of  Financial Accounting Standards No. 130,
                           "Reporting Comprehensive Income"

SFAS No. 131 ..............Statement of  Financial Accounting Standards No. 131,
                           "Disclosures about Segments of an Enterprise and Related Information"

Pinnacle West .............Pinnacle West Capital Corporation

SunCor ....................SunCor Development Company

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1. Financial Statements.
-----------------------------

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                 Three Months Ended
                                                                    September 30,
                                                               1997              1996
                                                           ------------      ------------
Operating Revenues
   Electric                                                $    632,821      $    566,899
   Real estate                                                   30,929            31,892
                                                           ------------      ------------
Total                                                           663,750           598,791
                                                           ------------      ------------
Fuel Expenses
   Fuel for electric generation                                  48,379            68,243
   Purchased power                                              110,151            39,793
                                                           ------------      ------------
Total                                                           158,530           108,036
                                                           ------------      ------------
Operating Expenses
   Utility operations and maintenance                           110,102           100,386
   Real estate operations                                        29,487            28,396
   Depreciation and amortization                                 91,594            91,144
   Taxes other than income taxes                                 30,583            25,029
                                                           ------------      ------------
Total                                                           261,766           244,955
                                                           ------------      ------------
Operating Income                                                243,454           245,800
                                                           ------------      ------------
Other Income (Deductions)
   Allowance for equity funds used during construction             --               1,942
   Interest on long-term debt                                   (40,775)          (41,366)
   Other interest                                                (4,403)           (6,824)
   Capitalized interest                                           3,997             2,021
   Preferred stock dividend requirements of APS                  (2,984)           (4,153)
   Other-net                                                      1,937              (272)
                                                           ------------      ------------
Total                                                           (42,228)          (48,652)
                                                           ------------      ------------
Income Before Income Tax and Extraordinary Charge               201,226           197,148
Income Tax Expense                                               76,886            75,742
                                                           ------------      ------------
Income Before Extraordinary Charge                              124,340           121,406
Extraordinary Charge for Early Retirement of Debt,
     Net of Income Tax of $9,667                                   --             (14,272)
                                                           ------------      ------------
Net Income                                                 $    124,340      $    107,134
                                                           ============      ============

Average Common Shares Outstanding                            84,747,949        87,439,830

Earnings Per Average Common Share Outstanding:
     Income before extraordinary charge                    $       1.47      $       1.39
     Extraordinary charge                                          --               (0.16)
                                                           ------------      ------------
Total                                                      $       1.47      $       1.23
                                                           ============      ============

Dividends Declared Per Share                               $         --      $      0.275
                                                           ============      ============

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                  Nine Months Ended
                                                                    September 30,
                                                               1997              1996
                                                           ------------      ------------
Operating Revenues
   Electric                                                $  1,470,593      $  1,338,818
   Real estate                                                   80,638            74,036
                                                           ------------      ------------
Total                                                         1,551,231         1,412,854
                                                           ------------      ------------
Fuel Expenses
   Fuel for electric generation                                 155,127           167,866
   Purchased power                                              188,182            76,197
                                                           ------------      ------------
Total                                                           343,309           244,063
                                                           ------------      ------------
Operating Expenses
   Utility operations and maintenance                           287,280           288,425
   Real estate operations                                        77,550            71,749
   Depreciation and amortization                                276,005           209,421
   Taxes other than income taxes                                 91,138            94,740
                                                           ------------      ------------
Total                                                           731,973           664,335
                                                           ------------      ------------
Operating Income                                                475,949           504,456
                                                           ------------      ------------
Other Income (Deductions)
   Allowance for equity funds used during construction             --               5,620
   Interest on long-term debt                                  (120,679)         (131,950)
   Other interest                                               (14,877)          (17,871)
   Capitalized interest                                          12,391             7,422
   Preferred stock dividend requirements of APS                  (9,805)          (12,956)
   Other-net                                                     10,983               415
                                                           ------------      ------------
Total                                                          (121,987)         (149,320)
                                                           ------------      ------------
Income Before Income Tax and Extraordinary Charge               353,962           355,136

Income Tax Expense                                              137,058           137,417
                                                           ------------      ------------
Income Before Extraordinary Charge                              216,904           217,719
Extraordinary Charge for Early Retirement of Debt,
     Net of Income Tax of $13,777                                 --             (20,340)
                                                           ------------      ------------
Net Income                                                 $    216,904      $    197,379
                                                           ============      ============

Average Common Shares Outstanding                            85,764,317        87,436,827

Earnings Per Average Common Share Outstanding:
     Income before extraordinary charge                    $       2.53      $       2.49
     Extraordinary charge                                          --               (0.23)
                                                           ------------      ------------
Total                                                      $       2.53      $       2.26
                                                           ============      ============

Dividends Declared Per Share                               $      0.825      $      1.025
                                                           ============      ============

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                       Twelve Months Ended
                                                                          September 30,
                                                                     1997              1996
                                                                 ------------      ------------
Operating Revenues
   Electric                                                      $  1,850,047      $  1,687,542
   Real estate                                                        106,090            97,009
                                                                 ------------      ------------
Total                                                               1,956,137         1,784,551
                                                                 ------------      ------------
Fuel Expenses
   Fuel for electric generation                                       217,654           216,546
   Purchased power                                                    207,115            87,504
                                                                 ------------      ------------
Total                                                                 424,769           304,050
                                                                 ------------      ------------
Operating Expenses
   Utility operations and maintenance                                 429,569           405,991
   Real estate operations                                             101,881            90,941
   Depreciation and amortization                                      366,091           270,095
   Taxes other than income taxes                                      118,475           130,515
                                                                 ------------      ------------
Total                                                               1,016,016           897,542
                                                                 ------------      ------------
Operating Income                                                      515,352           582,959
                                                                 ------------      ------------
Other Income (Deductions)
   Allowance for equity funds used during construction                   (411)            6,957
   Interest on long-term debt                                        (160,187)         (182,291)
   Other interest                                                     (20,770)          (21,693)
   Capitalized interest                                                14,478            10,006
   Preferred stock dividend requirements of APS                       (13,941)          (17,732)
   Other-net                                                            3,820             4,134
                                                                 ------------      ------------
Total                                                                (177,011)         (200,619)
                                                                 ------------      ------------
Income From Continuing Operations Before Income Tax                   338,341           382,340

Income Tax Expense                                                    128,097           146,380
                                                                 ------------      ------------
Income From Continuing Operations                                     210,244           235,960
Loss on Discontinued Operations, Net of Income Tax of $6,461           (9,539)             --
Extraordinary Charge for Early Retirement of Debt,
     Net of Income Tax of $21,611                                        --             (31,911)
                                                                 ------------      ------------
Net Income                                                       $    200,705      $    204,049
                                                                 ============      ============

Average Common Shares Outstanding                                  86,190,582        87,443,641

Earnings Per Average Common Share Outstanding:
     Continuing operations                                       $       2.44      $       2.69
     Discontinued operations                                            (0.11)             --
     Extraordinary charge                                                --               (0.36)
                                                                 ------------      ------------
Total                                                            $       2.33      $       2.33
                                                                 ============      ============

Dividends Declared Per Share                                     $      0.825      $      1.275
                                                                 ============      ============

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Unaudited)

                                          ASSETS
                                          ------
                                  (Thousands of Dollars)

                                                        September 30,     December 31,
                                                            1997              1996
                                                        -------------     ------------
Current Assets
   Cash and cash equivalents                             $   47,346        $   26,686
   Customer and other receivables--net                      254,064           169,237
   Accrued utility revenues                                  82,067            55,470
   Material and supplies                                     74,583            74,120
   Fossil fuel                                               11,388            13,928
   Deferred income taxes                                     69,723            69,688
   Other current assets                                      43,182            41,140
                                                         ----------        ----------
      Total current assets                                  582,353           450,269
                                                         ----------        ----------

Investments and Other Assets
   Real estate investments--net                             378,563           398,527
   Other assets                                             214,048           173,109
                                                         ----------        ----------
      Total investments and other assets                    592,611           571,636
                                                         ----------        ----------

Utility Plant
   Electric plant in service and held for future use      6,930,706         6,803,211
   Less accumulated depreciation and
     amortization                                         2,616,756         2,426,143
                                                         ----------        ----------
      Total                                               4,313,950         4,377,068

   Construction work in progress                            299,166           226,935
   Nuclear fuel, net of amortization                         59,268            51,137
                                                         ----------        ----------
      Net utility plant                                   4,672,384         4,655,140
                                                         ----------        ----------

Deferred Debits
   Regulatory asset for income taxes                        471,653           516,722
   Rate synchronization cost deferrals                      372,674           414,082
   Other deferred debits                                    344,247           381,440
                                                         ----------        ----------
      Total deferred debits                               1,188,574         1,312,244
                                                         ----------        ----------

Total Assets                                             $7,035,922        $6,989,289
                                                         ==========        ==========

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Unaudited)

                             LIABILITIES AND EQUITY
                             ----------------------
                             (Thousands of Dollars)

                                                       September 30,     December 31,
                                                           1997              1996
                                                       -------------     ------------
Current Liabilities
   Accounts payable                                     $  194,939        $  184,095
   Accrued taxes                                           183,727            82,413
   Accrued interest                                         27,885            39,652
   Short-term borrowings                                   117,794            16,900
   Current maturities of long-term debt                    107,774           156,277
   Customer deposits                                        32,594            34,222
   Other current liabilities                                33,842            37,056
                                                        ----------        ----------
      Total current liabilities                            698,555           550,615
                                                        ----------        ----------

Long-Term Debt Less Current Maturities                   2,276,234         2,372,113
                                                        ----------        ----------
Deferred Credits and Other
   Deferred income taxes                                 1,334,158         1,359,312
   Deferred investment tax credit                           53,372            74,379
   Unamortized gain - sale of utility plant                 83,507            86,939
   Other                                                   382,024           356,935
                                                        ----------        ----------
      Total deferred credits and other                   1,853,061         1,877,565
                                                        ----------        ----------
Commitments and Contingencies (Notes 5, 6 and 7)

Minority Interests
   Non-redeemable preferred stock of APS                   142,927           165,673
                                                        ----------        ----------

   Redeemable preferred stock of APS                        29,110            53,000
                                                        ----------        ----------
Common Stock Equity
   Common stock, no par value                            1,555,907         1,636,354
   Retained earnings                                       480,128           333,969
                                                        ----------        ----------
      Total common stock equity                          2,036,035         1,970,323
                                                        ----------        ----------

Total Liabilities and Equity                            $7,035,922        $6,989,289
                                                        ==========        ==========

 See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                  (Unaudited)
                             (THOUSANDS OF DOLLARS)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                 1997           1996
                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before extraordinary charge                            $ 216,904      $ 217,719

   Items not requiring cash
      Depreciation and amortization                             300,698        235,600
      Deferred income taxes--net                                (17,740)         3,195
      Allowance for equity funds used during construction          --           (5,620)
      Deferred investment tax credit                            (21,007)       (22,244)
      Other--net                                                 (5,017)          (459)
   Changes in current assets and liabilities
      Customer and other receivables--net                       (86,483)       (39,756)
      Accrued utility revenues                                  (26,597)       (20,489)
      Materials, supplies and fossil fuel                         2,077          8,934
      Other current assets                                       (1,898)          (591)
      Accounts payable                                           20,287          9,004
      Accrued taxes                                             101,314         95,861
      Accrued interest                                          (11,767)       (19,449)
      Other current liabilities                                  (4,883)        20,421
   Decrease in land held                                         16,677         16,043
   Other--net                                                    56,234          7,401
                                                              ---------      ---------
Net Cash Flow Provided By Operating Activities                  538,799        505,570
                                                              ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                        (229,608)      (196,641)
   Capitalized interest                                         (12,391)        (7,422)
   Other--net                                                   (31,083)       (21,649)
                                                              ---------      ---------
Net Cash Flow Used For Investing Activities                    (273,082)      (225,712)
                                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                                   112,413        112,765
   Short-term borrowings--net                                   100,894        132,889
   Dividends paid on common stock                               (70,745)       (65,576)
   Repayment of long-term debt                                 (260,536)      (410,582)
   Redemption of preferred stock                                (46,511)       (46,083)
   Repurchase and retirement of common stock                    (81,251)          --
   Extraordinary charge for early retirement of debt               --          (20,340)
   Other--net                                                       679          1,938
                                                              ---------      ---------
Net Cash Flow Used For Financing Activities                    (245,057)      (294,989)
                                                              ---------      ---------
Net Cash Flow                                                    20,660        (15,131)

Cash and Cash Equivalents at Beginning of Period                 26,686         79,539
                                                              ---------      ---------
Cash and Cash Equivalents at End of Period                    $  47,346      $  64,408
                                                              =========      =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized                    $ 128,414      $ 155,943
      Income taxes                                            $ 106,440      $  72,224

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

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Pinnacle West and its subsidiaries as of September 30, 1997, the results of operations for the three months, nine months and twelve months ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996. It is suggested that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the 1996 10-K.

3. The operations of APS are subject to seasonal fluctuations, with variations in energy usage by customers occurring from season to season and from month to month within a season, primarily as a result of changing weather conditions. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the nine months ended September 30, 1997.

5. Regulatory Matters

Electric Industry Restructuring

STATE The ACC has been conducting an ongoing investigation into the restructuring of the Arizona electric industry. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition. The ACC has ordered that numerous issues, including reliability, stranded cost measurement and recovery, the phase-in process, bundled, unbundled and metering services, and Independent System Operators and spot market development, as well as legal issues, will require additional consideration and will be addressed through workshops and working groups which will issue recommendations to the ACC. Some of the working group reports have recently been issued and the balance are scheduled to be issued by year end. These issued reports recommend that further ACC consideration of the Rules is necessary prior to implementation of retail electric competition. Some parties that participated in the working groups also indicated that state legislation and possibly amendments to the Arizona Constitution may be necessary. The Rules include the following major provisions:

* The Rules are intended to apply to virtually all of the Arizona electric utilities regulated by the ACC, including APS.

* Each affected utility would be required to make available at least 20 percent of its 1995 system retail peak demand for competitive generation supply to all customer classes not later than January 1, 1999; at least 50 percent not later than January 1, 2001; and all of its retail demand not later than January 1, 2003.

* Electric service providers that obtain a Certificate of Convenience and Necessity (CC&N) from the ACC would be allowed to supply, market, and/or broker specified electric services at retail. These services would include electric generation but exclude electric transmission and distribution.

* On or before December 31, 1997, each affected utility is required to file with the ACC proposed tariffs for bundled service, if different from current tariffs, and unbundled service. Bundled service means electric service elements (i.e., generation, transmission, distribution, and ancillary services) provided as a package to consumers within an affected utility's current service area. Unbundled service means electric service elements provided and priced separately.

* The Rules indicate that the ACC will allow recovery of unmitigated stranded costs. Stranded costs are the costs of generating plants, other assets and contract commitments that were prudently incurred to serve power customers that could go unrecovered if these customers are allowed to use open access to move to another supplier. Each affected utility would be required to file with the ACC estimates of unmitigated stranded costs. The ACC would then, after hearing and consideration of various factors, determine the magnitude of stranded cost and appropriate stranded cost recovery mechanisms and charges.

The Arizona legislature has appointed a joint legislative committee to study electric utility industry restructuring issues and report back to it by the end of 1997. Arizona legislative counsel recently prepared a memorandum related to the legal authority of the ACC to deregulate the Arizona electric utility industry. This memorandum raises a question as to the degree to which the ACC may deregulate any portion of the electric utility, and allow rates to be determined by market forces under the Arizona Constitution. The Company continues to believe that State legislation ultimately will be required before significant implementation of retail electric competition can lawfully occur in Arizona. The Company cannot accurately predict the impact, if any, of the regulatory and legislative activities and of the possible amendments to the Arizona Constitution (which amendments would require a vote of the people) on the timing or manner of implementation of retail electric competition in Arizona.

The Company continues to focus on working with the ACC and the Arizona Legislature to bring competitive benefits to Arizona but believes that certain provisions of the Rules are deficient. In February 1997, APS filed lawsuits to protect its legal rights regarding the Rules.

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

Several electric utility reform bills have been introduced during recent congressional sessions, which as currently written, would allow consumers to choose their electricity supplier by 2000 or 2003. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any substantial restructuring of the electric utility industry can occur.

REGULATORY ACCOUNTING The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. The Company's existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets, which amounted to approximately $1.0 billion at September 30, 1997. In accordance with the 1996 regulatory agreement (see below), the ACC accelerated the amortization of substantially all of the Company's regulatory assets over an eight-year period beginning July 1, 1996. If rate recovery of these assets is no longer probable, whether due to competition or regulatory action, the Company would no longer be able to apply the provisions of SFAS No. 71 to all or some part of its operations, which could have a material impact on the Company's financial statements.

1996 Regulatory Agreement

In April 1996, the ACC approved a regulatory agreement between APS and the ACC Staff. The major provisions of this agreement are:

* An annual retail price reduction of approximately $48.5 million ($29 million after income taxes), or 3.4% on average for all customers except certain contract customers, effective July 1, 1996.

* Recovery of substantially all of APS' present regulatory assets through accelerated amortization over an eight-year period beginning July 1, 1996, increasing annual amortization by approximately $120 million ($72 million after income taxes).

*    A  formula  for  sharing   future  cost  savings   between   customers  and
     shareholders (price reduction formula) referencing a return on equity (as defined) of 11.25%.

* A moratorium on filing for permanent rate changes prior to July 2, 1999, except under the price reduction formula and under certain other limited circumstances.

* Infusion of $200 million of common equity into APS by Pinnacle West, in annual payments of $50 million, starting in 1996.

Pursuant to the price reduction formula, in May 1997, the ACC approved a retail price reduction of approximately $17.6 million annually ($11 million after income taxes), or 1.2%, effective July 1, 1997.

6. The Palo Verde participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by this program exceed the accumulated funds, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $79 million, subject to an annual limit of $10 million per incident. Based upon APS' 29.1% interest in the three Palo Verde units, APS' maximum potential assessment per incident is approximately $69 million, with an annual payment limitation of approximately $9 million.

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

8. The Financial Accounting Standards Board recently issued three new standards; SFAS 128 on "Earnings per Share"; SFAS 130 on "Reporting Comprehensive Income"; and SFAS 131 on "Disclosures about Segments of an Enterprise and Related Information".

The "Earnings per Share" standard is effective for both interim and annual periods ending after December 15, 1997. The standard will not have a material effect on the Company's earnings per share.

The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1997. The standard changes the reporting of certain items currently reported in the common stock equity section of the balance sheet. The Company is currently evaluating what impact this standard will have on its financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Parent Company
--------------

         For the nine months ended September 30, 1997, the primary source of cash has been dividends from APS. SunCor and El Dorado both have provided cash to the parent during 1997.

         During the quarter ended September 30, 1997, the parent company repaid $40 million on its existing line of credit. The parent company's total outstanding debt as of September 30, 1997, was $240 million.

         In March, the Board approved a program for the repurchase of up to $80 million of the Company's common stock. As of July 2, 1997 the Company completed the program, spending approximately $80 million for the repurchase of 2.7 million shares of stock.

         The Board declared a quarterly dividend of 30.0 cents per share of common stock, payable December 1, 1997, to shareholders of record on November 3, 1997, totaling approximately $25.4 million.

APS
---

         For the nine months ended September 30, 1997, APS incurred approximately $221 million in capital expenditures, which is approximately 75% of the most recently estimated 1997 capital expenditures. APS estimates total capital expenditures for the years 1997, 1998, and 1999 to be approximately $296 million, $290 million, and $265 million, respectively. These amounts include about $30 million each year for nuclear fuel expenditures.

         Required and optional redemptions of preferred stock and repayment of long-term debt, including premiums thereon, and payments for a capitalized lease obligation are expected to total approximately $272 million, $114 million, and $114 million for the years 1997, 1998, and 1999, respectively. During the nine months ended September 30, 1997, APS repaid approximately $223 million of its long-term debt and redeemed approximately $47 million of its preferred stock with funds from internal cash from operations and long-term and short-term debt. As a result of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Consolidated Financial Statements), Pinnacle West invested $50 million in APS in 1996 and will invest similar amounts annually in 1997 through 1999.

         During the nine months ended September 30, 1997, APS incurred $60 million of long-term debt under credit agreements and issued $50 million of its senior notes. Simultaneously with the issuance of the senior notes, APS issued $50 million of its first mortgage bonds ("senior note mortgage bonds") to the senior note trustee as collateral for the senior notes. The senior notes mortgage bonds have the same interest rate, interest payment dates, maturity, and redemption provisions as the senior notes. APS' payment of principal, premium, and/or interest on the senior notes satisfy APS' corresponding payment obligation on the senior note mortgage bonds. As long as the senior note mortgage bonds secure the senior notes, the senior notes will effectively rank pari passu with the first mortgage bonds. On the date that APS has repaid all of its first mortgage bonds, other than those that secure the senior notes, the senior note mortgage bonds will no longer secure the senior notes and will cease to be outstanding.

         Although provisions in APS' bond indenture, articles of incorporation, and financing orders from the ACC establish maximum amounts of additional first mortgage bonds and preferred stock, management does not expect any of these restrictions to limit APS' ability to meet its capital requirements.

OPERATING RESULTS

The following table shows the income and/or loss of Pinnacle West and its subsidiaries for the three-month, nine-month and twelve-month periods ended September 30, 1997 and 1996:

                                  Income (Loss)
                                   (Unaudited)
                             (Thousands of Dollars)

                         Three Months Ended             Nine Months Ended            Twelve Months Ended
                            September 30,                 September 30,                 September 30,
                         1997           1996           1997           1996           1997           1996
                      ---------      ---------      ---------      ---------      ---------      ---------
APS                   $ 126,715      $ 124,331      $ 218,032      $ 231,574      $ 212,837      $ 246,739

SunCor                      450          2,278          2,706          1,186          5,674          5,465

El Dorado                    63           (231)         7,019           (270)         7,660          7,933

Pinnacle West (1)        (2,888)       (19,244)       (10,853)       (35,111)       (25,466)       (56,088)

                      ---------      ---------      ---------      ---------      ---------      ---------
NET INCOME            $ 124,340      $ 107,134      $ 216,904      $ 197,379      $ 200,705      $ 204,049
                      =========      =========      =========      =========      =========      =========

(1) Includes Pinnacle West's interest expense, extraordinary charge for early retirement of debt, discontinued operations and operating expenses net of income tax benefits. Income tax benefits are as follows (in thousands):
     $1,264 and $9,997 for the three months ended September 30, 1997 and 1996, respectively; and $2,472 and $18,271 for the nine months ended September 30, 1997 and 1996, respectively; and $8,945 and $27,409 for the twelve months ended September 30, 1997 and 1996, respectively.

APS
---

Operating Results - Three-month period ended September 30, 1997 compared to three-month period ended September 30, 1996

         Earnings increased slightly in the three-month comparison as the impacts of two settlements related to coal and gas used for electric generation and strong customer growth offset the effects of higher operating costs, milder weather, and a rate reduction which became effective July 1, 1997 (see Note 5 of Notes to Condensed Consolidated Financial Statements).

         The fuel-related settlements contributed to earnings approximately $21 million before income taxes and were reflected on the income statement as reductions in fuel expense and as other income. Approximately $16 million of these settlements related to prior years.

         Operating revenues increased $66 million primarily due to a $67 million increase in sales for resale and $18 million from retail customer growth and higher usage, partially offset by an $11 million decrease attributable to weather effects and the 1997 retail price reduction impact of $6 million. Sales for resale are sales of electricity at wholesale to other electric utilities, power marketers, or public authorities for resale to their customers. The increase in sales for resale was a result of increased activity in competitive bulk power markets and was accompanied by significant increases in related purchased power. These bulk power activities did not result in a significant variance in earnings due to market pressures on prices.

         Operation and maintenance expenses increased $10 million primarily due to the timing of charges for employee incentive plans, nuclear refueling outages, and other expenses, partially offset by the cost savings from a 1996 voluntary severance program. Other taxes increased $5 million primarily due to an adjustment in the third quarter of 1996 to reflect the impacts of a tax law change on the first half of 1996.

Operating Results - Nine-month period ended September 30, 1997 compared to nine-month period ended September 30, 1996

         Earnings decreased in the nine-month comparison due to the effects of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Consolidated Financial Statements). These effects were partially offset by customer growth, two settlements related to coal and gas used for electric generation, and lower financing costs.

         In the nine-month comparison, the regulatory agreement, which became effective July 1, 1996, resulted in $58 million (before income taxes) of accelerated regulatory asset amortization and retail price reductions which reduced pretax revenues by $30 million.

         Operating revenues increased $132 million primarily due to a $113 million increase in sales for resale and $53 million of retail customer growth and higher usage, partially offset by the $30 million impact of the retail price reduction. Sales for resale are sales of electricity at wholesale to other electric utilities, power marketers, or public authorities for resale to their customers. The increase in sales for resale was a result of increased activity in competitive bulk power markets and was accompanied by significant increases in related purchased power. These bulk power activities did not result in a significant variance in earnings due to market pressures on prices. The fuel-related settlements contributed to earnings approximately $21 million before income taxes and were reflected on the income statement as reductions in fuel expense and as other income. Approximately $16 million of these settlements related to prior years. Financing costs decreased $10 million due to lower amounts of debt and preferred stock outstanding and lower average interest rates.

Operating Results - Twelve-month period ended September 30, 1997 compared to twelve-month period ended September 30, 1996

         Earnings decreased in the twelve-month comparison ended September 30, 1997 due to the effects of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Consolidated Financial Statements), a $32 million pretax charge in the fourth quarter of 1996 for a voluntary severance program, and an increase in fuel expenses. These effects were partially offset by strong customer growth, property tax and financing cost savings, two settlements related to coal and gas used for electric generation, and $6 million related to the recognition of income tax benefits associated with capital loss carryforwards. The twelve-month comparison was also positively impacted by $8 million of pretax asset write-downs in the twelve months ended September 30, 1996.

         In the twelve-month comparison, the regulatory agreement, which became effective July 1, 1996, resulted in $88 million of accelerated regulatory asset amortization and retail price reductions which reduced revenues by $42 million. Fuel expenses increased $121 million primarily due to increased retail and wholesale sales volumes, partially offset by the effects of the fuel-related settlements. These settlements contributed to earnings approximately $21 million before income taxes and were reflected on the income statement as reductions in fuel expense and as other income. Approximately $16 million of these settlements related to prior years.

         Operating revenues increased $163 million primarily due to a $125 million increase in sales for resale and $77 million of customer growth and higher usage, partially offset by the $42 million impact of the retail price reduction. Sales for resale are sales of electricity at wholesale to other electric utilities, power marketers, or public authorities for resale to their customers. The increase in sales for resale was accompanied by significant increases in related purchased power and was a result of increased activity in competitive bulk power markets. These bulk power activities did not result in a significant variance in earnings due to market pressures on prices. Other taxes decreased $13 million primarily due to a 1996 change in property tax law and adjustments to property tax estimates to reflect the actual amounts billed. Financing costs decreased $13 million due to lower amounts of debt and preferred stock outstanding and lower average interest rates.

Non-utility Operations
----------------------

         The parent company's losses decreased in all periods due to lower interest expense resulting from debt reduction and refinancing which yielded lower average interest rates. Additionally, all periods ended September 1996 included extraordinary charges related to the early retirement of debt. The twelve-month period ended September 1997 included an extraordinary charge related to a loss from discontinued operations on a legal matter related to MeraBank, A Federal Savings Bank (a former subsidiary).

         SunCor's earnings decreased in the three-month period due to a joint venture sale in the third quarter of 1996. Earnings increased in the nine-month and twelve-month period due to an increase in net home sales and the sale of a joint venture project in the first half of 1997.

         El Dorado's increase in earnings in the three-month and nine-month periods was the result of investment sales. Earnings in the twelve-month period decreased due to the sale of an investment in the fourth quarter of 1995 offset by current year gains on sales.

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

ITEM 5.  Other Information
--------------------------

Environmental Matters
---------------------

         Plant Sites Leased from Navajo Nation
         -------------------------------------

         In September 1997, a settlement agreement was finalized between APS, the coal supplier to Four Corners and the Navajo Nation, which settled certain issues in the Four Corners lease regarding the obligation of the fuel supplier to pay taxes prior to the expiration of tax waivers in 2001. See "Properties - Plant Sites Leased from the Navajo Nation" in Part I, Item 2 of the 1996 10-K. Pursuant to the agreement, APS recognized approximately $14 million of pretax earnings related to a refund of possessory interest taxes paid by the fuel supplier. The parties also agreed to renegotiate their business relationship before 2001 in an effort to permit the electricity generated at Four Corners to be priced competitively. The Company cannot currently predict the outcome of this matter.

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

         Competition and Electric Industry Restructuring
         -----------------------------------------------

         See Note 5 of Notes to Condensed  Consolidated  Financial Statements in
Part I, Item 1 of this report for a discussion of competition and the Rules regarding the introduction of retail electric competition in Arizona. On February 28, 1997, a lawsuit was filed by APS to protect its legal rights regarding the Rules and in its complaint APS asked the Court for (i) a judgment vacating the retail electric competition rules, (ii) a declaratory judgment that the Rules are unlawful because, among other things, they were entered into without proper legal authorization, and (iii) a permanent injunction barring the ACC from enforcing or implementing the Rules and from promulgating any other regulations without lawful authority.


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits

Exhibit No.                Description
-----------                -----------

27                         Financial Data Schedule

         In addition to the Exhibit shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 by reference to the filings set forth below:

                                     Previously Filed     File          Date
Exhibit No.     Description             As Exhibit        No.         Effective
-----------     -----------          ----------------     ----        ---------

10.1            ACC Order            10.1 to APS'         1-4473      11/12/97
                dated                March 1996
                April 24, 1996       Form 10-Q Rpt.

         (b)  Reports on Form 8-K

         During the quarter ended September 30, 1997, and the period October 1, through November 13, 1997, the Company filed no reports on Form 8-K.

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



                                          PINNACLE WEST CAPITAL CORPORATION
                                                               (Registrant)


Dated: November 13, 1997                    By: /s/ George A. Schreiber, Jr.
                                                ----------------------------
                                                George A. Schreiber, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Officer Duly Authorized to sign
                                                this Report)
                                       21