Form 10-K405
period 1997-12-31
PINNACLE WEST CAPITAL CORP
filed 1998-03-31
CIK 764622

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K
         (Mark One)
               |X|ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES  EXCHANGE  ACT OF 1934 For the fiscal year
                  ended December 31, 1997
                                               OR
               |_|TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE   SECURITIES   EXCHANGE   ACT  OF  1934  For  the
                  transition period from ______ to ______

                          Commission File Number 1-8962

                        Pinnacle West Capital Corporation
             (Exact name of registrant as specified in its charter)


                ARIZONA                                  86-0512431
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)
 400 East Van Buren Street, Suite 700
        Phoenix, Arizona 85004                        (602) 379-2500
    (Address of principal executive           (Registrant's telephone number,
               offices,                             including area code)
          including zip code)

                                ---------------

Securities registered pursuant to Section 12(b) of the Act:

========================================================================================================================
                                                                                         Name of each exchange on
                               Title of each class                                           which registered
------------------------------------------------------------------------------------------------------------------------
     Common Stock,.............................................................        New York Stock Exchange
     No Par Value                                                                      Pacific Stock Exchange

========================================================================================================================
                                                                                          Aggregate Market Value
                                                                                            of Shares Held by
                  Title of Each Class                     Shares Outstanding as            Non-affiliates as of
                    of Voting Stock                         of March 23, 1998                 March 23, 1998
------------------------------------------------------------------------------------------------------------------------

Common Stock, No Par Value..............................        84,796,549                  $3,723,041,377(a)

------------------------------------------------------------------------------------------------------------------------

(a)  Computed by reference to the closing price on the  composite  tape on March
     23, 1998, as reported by The Wall Street Journal.
========================================================================================================================

       Indicate by check mark  whether the  registrant  (1) has filed all reports  required to be filed by Section 13 or
15(d) of the  Securities  Exchange  Act of 1934  during the  preceding  12 months (or for such  shorter  period that the registrant  was required to file such  reports) and (2) has been  subject to such filing  requirements  for the pasts 90 days.

                                      Yes  X                        No
                                         ----                         ----

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained,  to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X
                                                                                           ----

========================================================================================================================
                                           Documents Incorporated By Reference
Portions of the registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May
20, 1998 are incorporated by reference into Part III hereof.
========================================================================================================================

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
GLOSSARY.............................................................................................    1

PART I
     Item 1.  Business...............................................................................    3
     Item 2.  Properties.............................................................................   14
     Item 3.  Legal Proceedings......................................................................   18
     Item 4.  Submission of Matters to a Vote of Security Holders....................................   20
     Supplemental Item.
              Executive Officers of the Registrant...................................................   20

PART II
     Item 5.  Market for Registrant's Common Stock and Related Security Holder Matters...............   21
     Item 6.  Selected Consolidated Financial Data...................................................   22
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operation ..............................................................   24
     Item 8.  Financial Statements and Supplementary Data............................................   28
     Item 9.  Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure...............................................................   49

PART III
     Item 10  Directors and Executive Officers of the Registrant ....................................   49
     Item 11  Executive Compensation ................................................................   49
     Item 12  Security Ownership of Certain Beneficial Owners and Management ........................   49
     Item 13  Certain Relationships and Related Transactions ........................................   49

PART IV
     Item 14  Exhibits, Financial Statements, Financial Statement Schedules,
              and Reports on Form 8-K................................................................   50

SIGNATURES...........................................................................................   73

                                    GLOSSARY

ACC --- Arizona Corporation Commission

ACC Staff --- Staff of the Arizona Corporation Commission

AFUDC --- Allowance for Funds Used During Construction

Amendments --- Clean Air Act Amendments of 1990

ANPP --- Arizona Nuclear Power Project, also known as Palo Verde

APS --- Arizona Public Service Company

CC&N --- Certificate of convenience and necessity

Cholla --- Cholla Power Plant

Cholla 4 --- Unit 4 of the Cholla Power Plant

Company --- Pinnacle West Capital Corporation

CUC --- Citizens Utilities Company

DOE --- United States Department of Energy

EITF --- Emerging Issues Task Force

EITF 97-4 --- Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity --- Issues Related to the Applications of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises --- Accounting for the Discontinuation of Application of FASB Statement No. 71"

El Dorado --- El Dorado Investment Company

Energy Act --- National Energy Policy Act of 1992

EPA --- United States Environmental Protection Agency

FASB --- Financial Accounting Standards Board

FERC --- Federal Energy Regulatory Commission

Four Corners --- Four Corners Power Plant

GAAP --- Generally accepted accounting principles

ITC --- Investment tax credit

kW --- Kilowatt, one thousand watts

kWh --- Kilowatt-hour, one thousand watts per hour

Mortgage --- Mortgage and Deed of Trust, dated as of July 1, 1946, as supplemented and amended

MWh --- Megawatt hours, one million watts per hour

1935 Act --- Public Utility Holding Company Act of 1935

NGS --- Navajo Generating Station

NRC --- Nuclear Regulatory Commission

PacifiCorp --- An Oregon-based utility company

Palo Verde --- Palo Verde Nuclear Generating Station

SEC --- Securities and Exchange Commission

SFAS  No.  34  ---   Statement  of  Financial   Accounting   Standards  No.  34,
"Capitalization of Interest Cost"

SFAS No. 71 --- Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"

SFAS  No.  123  ---  Statement  of  Financial   Accounting  Standards  No.  123,
"Accounting for Stock-Based Compensation"

SFAS No. 130 --- Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"

SFAS  No.  131  ---  Statement  of  Financial   Accounting  Standards  No.  131,
"Disclosures about Segments of an Enterprise and Related Information"

SFAS  No.  132  ---  Statement  of  Financial   Accounting  Standards  No.  132,
"Employers' Disclosures about Pensions and Other Postretirement Benefits"

SRP --- Salt River Project Agricultural Improvement and Power District

SunCor --- SunCor Development Company

USEC --- United States Enrichment Corporation

Waste Act --- Nuclear Waste Policy Act of 1982, as amended

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

         At December 31, 1997, the Company and its subsidiaries employed approximately 7,189 persons. Of these employees, approximately 5,981 were employees of the Company's major subsidiary, APS, and employees assigned to joint projects of APS where APS serves as a project manager, and approximately 1,208 were employees of the Company and its other subsidiaries.

         Other subsidiaries of the Company, in addition to APS, include SunCor and El Dorado. See "Business of SunCor Development Company" and "Business of El Dorado Investment Company" in this Item for further information regarding SunCor and El Dorado.

         This document contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax and environmental legislation; the ability of APS to successfully compete outside its traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; technological developments in the electric industry; and the strength of the real estate market. See "Business of Arizona Public Service Company -- Competition" for a discussion of some of these factors.

         Arizona Corporation Commission Affiliated Interest Rules. On March 14, 1990, the ACC issued an order adopting certain rules purportedly applicable only to a certain class of public utilities regulated by the ACC, including APS. The rules define the terms "public utility holding company" and "affiliate" with respect to public service corporations regulated by the ACC in such a manner as to include the Company and all of the Company's non-public service corporation subsidiaries. By their terms, the rules, among other things, require public utilities, such as APS, to receive ACC approval prior to (1) obtaining an interest in, or guaranteeing or assuming the liabilities of, any affiliate not regulated by the ACC; (2) lending to any such affiliate (except for short-term loans in an amount less than $100,000); or (3) using utility funds to form a subsidiary or divest itself of any established subsidiary. The rules also prevent a utility from transacting business with an affiliate unless the affiliate agrees to provide the ACC "access to the books and records of the affiliate to the degree required to fully audit, examine or otherwise investigate transactions between the public utility and the affiliate." In addition, the rules provide that an "affiliate or holding company may not divest itself of, or otherwise relinquish control of, a public utility without thirty
(30) days prior written notification to the [ACC]" and requires all public utilities subject to them and all public utility holding companies to annually "provide the [ACC] with a description of diversification plans for the current calendar year that have been approved by the Boards of Directors." The rules have not had, nor does the Company expect the rules to have, a material adverse impact on the business or operations of the Company.

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

         APS is Arizona's largest electric utility, with 767,000 customers, and provides wholesale or retail electric service to the entire state of Arizona with the exception of Tucson and about one-half of the Phoenix area. During 1997, no single purchaser or user of energy accounted for more than 2% of total electric revenues. At December 31, 1997, APS employed 5,981 people, which includes employees assigned to joint projects where APS is project manager.

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

         ACC Rules Regarding Arizona Electric Industry Restructuring. The ACC Staff has been conducting an ongoing investigation into the restructuring of the Arizona electric industry. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition in Arizona in phases from 1999 to 2003. The ACC ordered in the rules that numerous issues require additional consideration prior to the implementation of retail electric competition in Arizona. During 1997, the ACC held workshops to gather input from various constituencies with respect to those issues.

         The rules indicate that the ACC will allow recovery of unmitigated stranded costs, but do not set forth the mechanisms for determining and recovering such costs. In February 1998, the ACC completed a formal, generic hearing on stranded cost determination and recovery. Based on various assumptions, estimates and methodologies, APS currently estimates that its stranded costs to be recovered (excluding regulatory assets which have already been addressed by the ACC) will be less than $500 million. The Company is seeking full recovery of stranded costs during a transition period proposed to go through 2006. Decisions by the ACC have not yet been made with respect to this issue.

     An Arizona joint legislative committee studied electric utility industry restructuring issues in 1996 and 1997. In conjunction with that study, Arizona legislative counsel prepared memoranda in late 1997 related to the legal authority of the ACC to deregulate the Arizona electric utility industry. The memoranda raise a question as to the degree to which the ACC may, under the Arizona Constitution, deregulate any portion of the electric utility industry and allow rates to be determined by market forces. In February 1998, a bill was introduced in the Arizona legislature to facilitate implementation of retail electric competition in the state. The bill has progressed through several stages to date. The bill includes, among other things, a proposal that the ACC adopt provisions for public service corporations substantially consistent with some of the bill's provisions for certain government-operated electric utilities. APS continues to believe that legislation and perhaps amendments to the Arizona Constitution will ultimately be required before significant implementation of retail electric competition can lawfully occur in Arizona.

     See Note 3 of Notes to Financial Statements for additional information regarding the rules and other regulatory and legal issues relating to the electric industry restructuring.

     Wholesale

     General. APS competes with other utilities, power marketers, and independent power producers in the sale of electric capacity and energy in the wholesale market. APS expects that competition to sell capacity will remain vigorous, and that wholesale prices will remain depressed for at least the next several years due to increased competition and surplus capacity in the western United States. APS' rates for wholesale power sales and transmission services are subject to regulation by the FERC. During 1997, approximately 13% of APS' electric operating revenues resulted from such sales and charges.

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

     Effective July 9, 1996, a FERC decision requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with access to transmission facilities comparable to the transmission owners' access for wholesale transactions, establishes information requirements, and provides for recovery of certain wholesale stranded costs. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states, unless a state lacks authority to impose rates to recover such costs, in which case FERC will consider doing so. APS has filed its revised open access tariff in accordance with this decision. APS does not believe that this decision will have a material adverse impact on its results of operations or financial position.

     Federal Regulation

     Several electric utility reform bills have been introduced during recent Congressional sessions, which as currently written, would allow consumers to choose their electric supplier by 2000 or 2003. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any substantial restructuring of the electric utility industry can occur.

     Regulatory Assets

     APS' major regulatory assets are deferred income taxes and rate synchronization cost deferrals. These items, combined with miscellaneous regulatory assets and liabilities, amounted to approximately $1.0 billion at December 31, 1997. In accordance with a 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of

APS' regulatory assets to an eight-year period beginning July 1, 1996. APS' existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets. If rate recovery of these assets is no longer probable, whether due to competition or regulatory action, APS would no longer be able to apply the provisions of SFAS No. 71 to all or some part of its operations which could have a material impact on APS' financial statements. See Notes 1, 3 and 4 of Notes to Financial Statements in Item 8 for additional information.

     Competitive Strategies

     APS is pursuing strategies to maintain and enhance its competitive position. These strategies include (i) cost management, with an emphasis on the reduction of variable costs (fuel, operations, and maintenance expenses) and on increased productivity through technological efficiencies; (ii) a focus on APS' core business through customer service, distribution system reliability, business segmentation and the anticipation of market opportunities; (iii) an emphasis on good regulatory relationships; (iv) asset maximization (e.g., higher capacity factors and lower forced outage rates); (v) strengthening APS' capital structure and financial condition; (vi) leveraging core competencies into related areas, such as energy management products and services; and (vii) establishing a trading floor and implementing a risk management program to provide for more stability of prices and the ability to retain or grow incremental margin through more competitive pricing and risk management. Underpinning APS' competitive strategies are the strong growth characteristics of APS' service territory. As competition in the electric utility industry continues to evolve, APS will continue to evaluate strategies and alternatives that will position APS to compete effectively in a more competitive, restructured industry.

Generating Fuel and Purchased Power

     1997 Energy Mix

         APS' sources of energy during 1997 were: coal - 36.5%; nuclear - 28.2%; other - 3.1%; and purchased power - 32.2%.

     Coal Supply

     APS believes that Cholla has sufficient reserves of low sulfur coal committed to the plant for the next two years, the term of the existing coal contract. In 1997, the current supplier experienced production and delivery problems that required Cholla to purchase coal from the spot market. The current supplier is expected to continue to provide substantially all of Cholla's low sulfur coal requirements. Contract renegotiation with the current supplier is in progress. The current supplier has sufficient reserves of low sulfur coal available to allow the continued operation of Cholla for its useful life. APS also believes that Four Corners and NGS have sufficient reserves of low sulfur coal available for use by those plants to continue operating them for their useful lives.

     The current sulfur content of coal being used at Four Corners, NGS and Cholla is approximately 0.78%, 0.55% and 0.44%, respectively. In 1997, average prices paid for coal supplied from the reserves dedicated under the existing contracts were comparable to 1996. Escalation components of existing long-term coal contracts impact future coal prices. In addition, major price adjustments can occur from time to time as a result of contract renegotiation.

     NGS and Four Corners are located on the Navajo Reservation and held under easements granted by the federal government as well as leases from the Navajo Nation. See "Properties- Plant Sites Leased from the Navajo Nation" in Item 2. APS purchases all of the coal which fuels Four Corners from a coal supplier with a long-term lease of coal reserves owned by the Navajo Nation and for NGS from a coal supplier with a long-term lease with the Navajo Nation and the Hopi Tribe. Coal is supplied to Cholla from a coal supplier who mines all of the coal under a long-term lease of coal reserves owned by the Navajo Nation, the federal government, and private landholders. See Note 12 of Notes to Financial Statements in Item 8 for information regarding APS' obligation for coal mine reclamation.

     Natural Gas Supply

     APS is a party to contracts with a number of natural gas operators and marketers which allow APS to purchase natural gas in the method it determines to be most economic. APS is currently purchasing the majority of its natural gas requirements from twelve companies pursuant to contracts. APS' natural gas supply is transported pursuant to a firm transportation service contract between APS and El Paso Natural Gas Company. APS continues to analyze the market to determine the source and method of meeting its natural gas requirements.

     Nuclear Fuel Supply

     The fuel cycle for Palo Verde is comprised of the following stages: (1) the mining and milling of uranium ore to produce uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of uranium hexafluoride, (4) the fabrication of fuel assemblies, (5) the utilization of fuel assemblies in reactors and (6) the storage of spent fuel and the disposal thereof. The Palo Verde participants have made arrangements through contract flexibilities to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 2000. Existing contracts and options could be utilized to meet approximately 80% of requirements in 2001 and 2002 and 50% of requirements from 2003 through 2007. Spot purchases in the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contract flexibilities and options. The Palo Verde participants have contracted for all conversion services required through 1998 and for up to 60% through 2002. The Palo Verde participants, including APS, have an enrichment services contract with USEC which obligates USEC to furnish enrichment services required for the operation of the three Palo Verde units over a term expiring in September 2002, with options to continue through September 2007. In addition, existing contracts will provide fuel assembly fabrication services until at least 2003 for each Palo Verde unit, and through contract options, approximately fifteen additional years are available.

     Spent Nuclear Fuel and Waste Disposal. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. The NRC, pursuant to the Waste Act, requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE, and APS, on its own behalf and on behalf of the other Palo Verde participants, has done so. Under the Waste Act, DOE was to develop the facilities necessary for the storage and disposal of spent nuclear fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository, but DOE has announced that such a repository now cannot be completed before 2010. In July 1996, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) ruled that the DOE has an obligation to start disposing of spent nuclear fuel no later than January 31, 1998. By way of letter dated December 17, 1996, DOE informed contract holders, including APS, that DOE anticipates that it will be unable to begin acceptance of spent nuclear fuel for disposal in a repository or interim storage facility by January 31, 1998. In November 1997, the D.C. Circuit issued a Writ of Mandamus precluding DOE from excusing its own delay on the grounds that DOE has not yet prepared a permanent repository or interim storage facility. Several bills have been introduced in Congress contemplating the construction of a central interim storage facility which could be available in the latter part of the current decade; however, there is resistance to certain features of these bills both in Congress and the Administration.

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

Purchased Power Agreements

     In addition to that available from its own generating capacity (see "Properties" in Item 2), APS purchases electricity from other utilities under various arrangements. One of the most important of these is a long-term contract with SRP which may be canceled by SRP on three years' notice and which requires SRP to make available, and APS to pay for, certain amounts of electricity that are based in large part on customer demand within certain areas now served by APS pursuant to a related territorial agreement. The generating capacity available to APS pursuant to the contract was 297 MW through May 1997, at which time the capacity decreased to 292 MW. In 1997, APS received approximately 610,400 MWh of energy under the contract and paid approximately $37 million for capacity availability and energy received.

     In September 1990, APS and PacifiCorp entered into certain agreements relating principally to sales and purchases of electric power and electric utility assets, and in July 1991 APS sold Cholla 4 to PacifiCorp. As part of the transaction, PacifiCorp agreed to make a firm system sale to APS for thirty years during APS' summer peak season in the amount of 175 megawatts for the first five years, increasing thereafter, at APS' option, up to a maximum amount equal to the rated capacity of Cholla 4 (380 megawatts). APS also had the option to convert these firm system sales to one-for-one seasonal capacity exchanges with PacifiCorp. APS' agreements with PacifiCorp currently provide for the following Company purchases and one-for-one seasonal capacity exchanges during the indicated years: 1998 (175 megawatt firm capacity purchase, converting to capacity exchange in the summer of 1998; and 100 megawatt capacity exchange); 1999 and beyond (275 megawatt capacity exchange; and 205 megawatt capacity exchange beginning in the summer of 1999). In 1997, the generating capacity available to APS from PacifiCorp was 175 MW. APS received approximately 486,000 MWh of energy and paid approximately $17.4 million for capacity availability and the energy received.

     During 1996, APS entered into an agreement with Citizens Utilities Company to build, own, operate and maintain a combustion turbine in northwest Arizona. Pursuant to a twenty-year purchase power agreement, APS will recover the cost of the turbine and CUC will pay for the output requested by CUC. APS has the right to secondary use of the output for cost of fuel and variable operations and maintenance. APS expects that the combustion turbine will be in service during the first quarter of 2001.

Construction Program

     During the years 1995 through 1997, APS incurred approximately $824 million in capitalized expenditures. Utility capitalized expenditures for the years 1998 through 2000 are expected to be primarily for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities, and for environmental purposes. Capitalized expenditures, including expenditures for environmental control facilities, for the years 1998 through 2000 have been estimated as follows:

                        (Millions of Dollars)

By Year                                     By Major Facilities
------------------------------     --------------------------------------

                                   Production                       $235
1998                      $323     Transmission and Distribution     565
1999                       313     General                           119
2000                       306     Other Projects                     23
                          ----                                       ---
                          $942                                      $942
                          ====                                      ====

     The amounts for 1998 through 2000 exclude capitalized interest costs and include capitalized property taxes and about $30-$35 million each year for nuclear fuel. APS conducts a continuing review of its construction program.

Mortgage Replacement Fund Requirements

     So long as any of APS' first mortgage bonds are outstanding, APS is required for each calendar year to deposit with the trustee under its Mortgage cash in a formularized amount related to net additions to APS' mortgaged utility plant; however, APS may satisfy all or any part of this "replacement fund" requirement by utilizing redeemed or retired bonds, net property additions, or property retirements. For 1997, the replacement fund requirement amounted to approximately $134 million. All of the bonds issued by APS under the Mortgage which are callable prior to maturity are redeemable at their par value plus accrued interest with cash deposited by APS in the replacement fund, subject in many cases to a period of time after the original issuance of the bonds during which they may not be so redeemed and/or to other restrictions on any such redemption.



Environmental Matters

     EPA Environmental Regulation

     Clean Air Act. Pursuant to the 1977 amendments to the Clean Air Act, the EPA adopted regulations that address visibility impairment in certain federally-protected areas which can be reasonably attributed to specific sources. In September 1991, the EPA issued a final rule that would limit sulfur dioxide emissions at NGS. Compliance with the emission limitation became applicable to one NGS unit in 1997 and becomes applicable to another unit in 1998 and to the last unit in 1999. SRP, the NGS operating agent, has estimated a capital cost of $440 million and annual operations and maintenance costs of approximately $14 million for all three units, for NGS to meet these requirements. APS is required to fund 14% of these expenditures. Approximately 80% of these capital costs have been incurred through 1997.

     The Clean Air Act Amendments of 1990 (the "Amendments") address, among other things, "acid rain," visibility in certain specified areas, toxic air pollutants and the nonattainment of national ambient air quality standards. With respect to "acid rain," the Amendments establish a system of sulfur dioxide emissions "allowances." Each existing utility unit is granted a certain number of "allowances." For Phase II plants, which includes APS-owned plants, allowances will be required beginning in the year 2000 to operate the plants. On March 5, 1993, the EPA promulgated rules listing allowance allocations applicable to APS-owned plants. Based on those allocations, APS will have sufficient allowances to permit continued operation of its plants at current levels without installing additional equipment. In addition, the Amendments require the EPA to set nitrogen oxides emissions limitations which would require certain plants to install additional pollution control equipment. In December 1996, the EPA issued rules for nitrogen oxides emissions limitations that may require APS to install additional pollution control equipment at Four Corners by January

1, 2000. Based on its initial evaluation, APS currently estimates its capital cost of complying with the rules may be approximately $4 million. On February 14, 1997, APS filed a Petition for Review in the United States Court of Appeals for the District of Columbia alleging that the EPA improperly classified Four Corners Unit 4 in these rules, thereby subjecting Unit 4 to a more stringent emission limitation. Arizona Public Service Company v. United States Environmental Protection Agency, No. 97-1091. In February 1998, the Court vacated the Unit 4 emission limitation and remanded the issue to EPA for reconsideration. APS cannot currently predict how the EPA will respond.

     With respect to protection of visibility in certain specified areas, the Amendments require the EPA to conduct a study concerning visibility impairment in those areas and identification of sources contributing to such impairment. Interim findings of this study have indicated that any beneficial effect on visibility as a result of the Amendments would be offset by expected population and industry growth. The EPA has established a "Grand Canyon Visibility
Transport Commission" to complete a study on visibility impairment in the "Golden Circle of National Parks" in the Colorado Plateau. NGS, Cholla, and Four Corners are located near the "Golden Circle of National Parks." The Commission completed its study and on June 10, 1996 submitted its final recommendations to the EPA. The Commission recommended that, beginning in 2000 and every 5 years thereafter, if actual sulfur dioxide emissions from all stationary sources in an eight-state region (including Arizona, New Mexico, Utah, Nevada, and California) exceed the projected emissions, which are projected to decline under the current regulatory scheme, the projected total emissions will be changed to a "regional emissions cap" and an emissions trading program would be implemented to limit total sulfur dioxide emissions in the region. The EPA will consider these recommendations before promulgating final requirements on a regional haze regulatory program which is under EPA review, which is expected by June 1998. If such a program were implemented, industry, including APS' coal plants, could be subject to further emissions limits. APS cannot currently estimate the capital expenditures, if any, which may be required as a result of the EPA studies and the Commission's recommendations.

     In July 1997, the EPA proposed regulations on regional haze. The proposal would require states to submit plans to meet "presumptive reasonable progress targets" for achieving perceptible improvements in visibility conditions in Federal Class I areas (e.g., national parks) every 10-15 years. The proposal also calls for states to conduct three year "best available retrofit technology" ("BART") review on point sources which became operational between 1962 and 1977 and which may normally be anticipated to contribute to regional haze visibility impairment. EPA is currently reviewing public comments and final regulations are expected to be promulgated by June 1998. Because the actual level of emissions controls, if any, for any unit cannot be determined at this time, APS currently cannot estimate the capital expenditures, if any, which would result from the final rules.

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

     Also, in July 1997, EPA promulgated final National Ambient Air Quality Standards for ozone and particulate matter. Pursuant to the rules, the ozone standard is more stringent and a new ambient standard for very fine particles has been established. APS does not currently expect these rules to have a material adverse effect on its financial position or results of operations.

     Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act ("Superfund") establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air. Those who generated, transported, or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties ("PRP's") and may be each strictly, and often jointly and severally, liable for the cost of any necessary remediation of the substances. The EPA had previously advised APS that the EPA considers APS to be a PRP in the Indian Bend Wash Superfund Site, South Area, where APS' Ocotillo Power Plant is located. APS is in the process of conducting a voluntary investigation to determine the extent and scope of contamination at the plant site. Based on the information to date, APS does not expect this matter to have a material impact on its financial position or results of operations.

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

     In February 1998, the EPA promulgated regulations specifying those provisions of the Clean Air Act for which it is appropriate to treat Indian tribes in the same manner as states. The EPA indicated that it believes that the Clean Air Act generally would supersede pre-existing binding agreements that may limit the scope of tribal authority over reservations. APS is reviewing the regulations to determine what effect they might have on the application of the Navajo Nation Air Pollution Prevention and Control Act on Four Corners and NGS.

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

                     BUSINESS OF SUNCOR DEVELOPMENT COMPANY

     SunCor was incorporated in 1965 under the laws of the State of Arizona and is engaged primarily in the owning, development, and sale of real property, including homebuilding. The principal executive offices of SunCor are located at 3838 North Central, Suite 1500, Phoenix, Arizona 85012 (telephone 602-285-6800). SunCor and its subsidiaries, excluding SunCor Resort & Golf Management, Inc. ("Resort Management"), employ approximately 140 persons. Resort Management, which manages the Wigwam Resort and Country Club (the "Wigwam") golf and other operations, employs between 620 and 750 persons at the Wigwam, depending on the Wigwam's operating season. Resort Management also operates golf and other operations which employ approximately 300 persons.

     Effective January 1, 1996, SunCor's homebuilding subsidiary, SunCor Homes, Inc., purchased the assets of Golden Heritage Homes. Subsequent to December 31, 1996, SunCor Homes, Inc. changed its name to Golden Heritage Homes, Inc.

     SunCor's projects consist primarily of land and improvements and other real estate investments. SunCor owns approximately 11,000 acres west of Phoenix in the area of Goodyear/Litchfield Park, Arizona ("Palm Valley"), including a private water and sewer company to provide those utility services to the property. A portion of the undeveloped property is currently being used for agricultural purposes. SunCor has completed the master-plan for developing Palm Valley. The commercial and residential development of approximately 768 acres is well underway and includes an 18-hole championship golf course. In addition, within the Palm Valley project, SunCor has entered into joint ventures to develop 2,200 acres as a retirement community, known as PebbleCreek, 350 acres as a planned area development, known as Litchfield Greens, and a 130-unit apartment complex known as the Palm Valley Apartments. Commercial development in Palm Valley includes the Wigwam Outlet Stores and Palm Valley MarketPlace; approximately 309,000 square feet of retail space; and the Palm Valley Crossing, an approximately 99 acre mixed-use commercial center.

     SunCor's projects under development also include acquisition of a 1,400 acre master-planned community north of Phoenix called Tatum Ranch, a 1,400 acre master-planned community northeast of Phoenix called Scottsdale Mountain, a 140 acre master-planned project for business use northwest of Phoenix called Talavi and a 420 acre master-planned project for business use east of Phoenix called MarketPlace. SunRidge Canyon, a 950 acre golf and residential master-planned community northeast of Phoenix, and Sedona Golf Resort, a 300 acre golf and residential master-planned community near Sedona, Arizona are also being developed jointly with other venture partners. In 1996, SunCor acquired an option to develop a 21,000 acre master-planned community as a joint venture in Santa Fe, New Mexico called Rancho Viejo. The initial 2,500 acres are under development.

     For the years ended December 31, 1997, 1996, and 1995, SunCor's operating revenues were approximately $116.5 million, $99.5 million, and $54.8 million, respectively, and its income was approximately $5.3 million, $4.2 million, and $4.1 million, respectively. SunCor's capital needs consist primarily of capital expenditures and home construction, which, on the basis of projects now under development, are expected to approximate $45 million, $58 million, and $51 million for 1998, 1999, and 2000, respectively.

     At December 31, 1997, SunCor had total assets of approximately $403 million. See Note 6 of Notes to the Consolidated Financial Statements in Item 8 for information regarding SunCor's long-term debt. SunCor intends to continue its focus on real estate development in homebuilding and the development of residential, commercial, and industrial projects.

                    BUSINESS OF EL DORADO DEVELOPMENT COMPANY

     El Dorado was incorporated in 1983 under the laws of the State of Arizona and is engaged principally in the business of making equity investments in other companies. El Dorado's short-term goal is to convert its venture capital portfolio to cash as quickly and as advantageously as possible. On a long-term basis, the Company may use El Dorado, when appropriate, as its subsidiary for new ventures that are strategically close to the Company's principal business of generating, distributing, and marketing electricity. El Dorado's offices are located at 400 East Van Buren Street, Suite 750, Phoenix, Arizona 85004 (telephone 602-379-2662).

     El Dorado had investments in venture capital partnerships totaling approximately $7.4 million at December 31, 1997. In addition to the foregoing investments, at December 31, 1997, El Dorado had direct investments of approximately $13.8 million in other private and public companies and partnerships. These investments include a 49% interest in NAC International, a company that specializes in nuclear spent fuel storage and transportation technology, as well as nuclear fuel cycle and international energy policy consulting.

     For the years ended December 31, 1997, 1996, and 1995, El Dorado's net income was approximately $8.2 million, $0.4 million, and $8.5 million, respectively. At December 31, 1997, El Dorado had total assets of approximately $34.5 million.

                               ITEM 2. PROPERTIES

Accredited Capacity

     APS' present generating facilities have an accredited capacity aggregating 3,986,900 kW, comprised as follows:

                                                                                                  Capacity(kW)
                                                                                                  ------------
Coal:
     Units 1, 2 and 3 at Four Corners, aggregating...............................................    560,000
     15% owned Units 4 and 5 at Four Corners, representing.......................................    222,000
     Units 1, 2 and 3 at Cholla Plant, aggregating...............................................    615,000
     14% owned Units 1, 2 and 3 at the Navajo Plant, representing................................    315,000
                                                                                                   ---------
                                                                                                   1,712,000
                                                                                                   =========
Gas or Oil:
     Two steam units at Ocotillo and two steam units at Saguaro, aggregating.....................    435,000(1)
     Eleven combustion turbine units, aggregating................................................    493,000
     Three combined cycle units, aggregating.....................................................    255,000
                                                                                                   ---------
                                                                                                   1,183,000
                                                                                                   =========
Nuclear:
     29.1% owned or leased Units 1, 2 and 3 at Palo Verde, representing..........................  1,086,300
                                                                                                   =========

Other............................................................................................      5,600
                                                                                                   =========

---------------

     (1) West Phoenix steam units (108,300 kW) are currently mothballed.

              -----------------------------------------------------

Reserve Margin

     APS' peak one-hour demand on its electric system was recorded on August 22, 1997 at 4,608,600 kW, compared to the 1996 peak of 4,574,700 kW recorded on July
31. Taking into account additional capacity then available to it under purchase power contracts as well as its own generating capacity, APS' capability of meeting system demand on August 22, 1997, computed in accordance with accepted industry practices, amounted to 4,544,600 kW, for an installed reserve margin of (1.5%). The power actually available to APS from its resources fluctuates from time to time due in part to planned outages and technical problems. The available capacity from sources actually operable at the time of the 1997 peak amounted to 5,877,600 kW, for a margin of 9.1%. Firm purchases from neighboring utilities totaling 1,603,000 kW were in place at the time of the peak ensuring the ability to meet the load requirement.

Plant Sites Leased from Navajo Nation

     NGS and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Nation. The risk with respect to enforcement of these easements and leases is not deemed by APS to be material. The lease for Four Corners contains a waiver until 2001 of the requirement that APS and its fuel supplier pay certain taxes to the Navajo Nation. In September 1997, a settlement agreement was finalized between APS, the coal supplier to Four Corners, and the Navajo Nation which settled certain issues in the Four Corners lease regarding the obligation of the fuel supplier to pay taxes prior to the expiration of tax waivers in 2001. Pursuant to the agreement, APS recognized approximately $14 million of pretax earnings related to a partial refund of possessory interest taxes paid by the fuel supplier. The parties also agreed to renegotiate their business relationship before 2001 in an effort to permit the electricity generated at Four Corners to be priced competitively. APS cannot currently predict the outcome of this matter. Certain of APS' transmission lines and almost all of its contracted coal sources are also located on Indian reservations. See "Generating Fuel and Purchased Power --- Coal Supply" in Item 1.

Palo Verde Nuclear Generating Station

     Palo Verde Leases

     On August 18, 1986 and December 19, 1986, APS entered into a total of three sale and leaseback transactions under which it sold and leased back approximately 42% of its 29.1% ownership interest in Palo Verde Unit 2. The leases under each of the sale and leaseback transactions have initial lease terms expiring on December 31, 2015. Each of the leases also allows APS to extend the term of the lease and/or to repurchase the leased Unit 2 interest under certain circumstances at fair market value. The leases in the aggregate require annual payments of approximately $40 million through 1999, approximately $46 million in 2000 and approximately $49 million through 2015 (see Note 10 of Notes to Financial Statements in Item 8).

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

     Nuclear Decommissioning Costs

     See Note 13 of Notes to Financial Statements in Item 8 for a discussion of APS' nuclear decommissioning costs.

     Steam Generators

     See "Palo Verde Nuclear Generating Station" in Note 12 of Notes to Financial Statements in Item 8 for a discussion of issues relating to the Palo Verde steam generators.

     Palo Verde Liability and Insurance Matters

     See "Palo Verde Nuclear Generating Station" in Note 12 of Notes to Financial Statements in Item 8 for a discussion of the insurance maintained by the Palo Verde participants, including APS, for Palo Verde.

Other Information Regarding APS' Properties

     See "Environmental Matters" and "Water Supply" in Item 1 with respect to matters having possible impact on the operation of certain of APS' power plants.

     See "Construction Program" in Item 1 and "Financial Review --- Capital Needs and Resources" in Item 7 for a discussion of APS' construction plans.

     See Notes 6, 10 and 11 of Notes to Financial Statements in Item 8 with respect to property of APS not held in fee or held subject to any major encumbrance.

Information Regarding SunCor's and El Dorado's Properties

     See  "Business of SunCor  Development  Company" and  "Business of El Dorado
Investment   Company"  for  information   regarding  SunCor's  and  El  Dorado's
properties.

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

                            ITEM 3. LEGAL PROCEEDINGS

APS

Property Taxes

     See "Environmental Matters" and "Water Supply" in Item 1 in regard to pending or threatened litigation and other disputes. See "Regulatory Matters" in
Note 3 of Notes to Financial Statements in Item 8 for a discussion of competition and the Rules regarding the introduction of retail electric competition in Arizona. On February 28, 1997, a lawsuit was filed by APS to protect its legal rights regarding the Rules and in its complaint APS asked the Court for (i) a judgment vacating the retail electric competition rules, (ii) a declaratory judgment that the rules are unlawful because, among other things, they were entered into without proper legal authorization, and (iii) a permanent injunction barring the ACC from enforcing or implementing the rules and from promulgating any other regulations without lawful authority (Arizona Public Service Company v. The Arizona Corporation Commission, in the Superior Court of the State of Arizona in and for the County of Maricopa, No. CV97-03753, and Arizona Public Service Company v. The Arizona Corporation Commission, in the
Court of Appeals, State of Arizona, Division One, No. 1 CA-CC-97-0002, ACC Docket No. R-0000- 94-165). That lawsuit is pending but two related cases filed by other utilities have been decided adversely to the utilities' positions.

Pinnacle West

     On April 22, 1991 a lawsuit was filed in the United States District Court of Arizona by the Resolution Trust Corporation (the "RTC") against certain former officers and directors of MeraBank. The suit sought, among other things, damages in excess of $270 million, and alleged claims for negligence, gross negligence, breach of fiduciary duty, breach of duty of loyalty and breach of contract with respect to the management and operation of MeraBank by the defendants beginning in the early 1980s. On December 30, 1993, and as the result of a negotiated settlement, the United States District Court for the District of Arizona (the "Arizona District Court") entered orders and final judgments that, among other matters, partially dismissed the litigation described above. Two non-settling individuals who pursued independent claims against the RTC were not dismissed from the RTC litigation.

     The non-settling individuals have filed a third-party complaint against the Company in the Arizona District Court alleging claims for contractual and statutory indemnification in the event that these individuals are found liable on the RTC's claims against them. The third-party complaint, which was served on the Company on or about November 13, 1995, further alleges that the Company acted in bad faith and wrongfully denied indemnification to these individuals and seeks compensatory and punitive damages in an unspecified amount as well as costs and attorneys' fees. In addition, one of these individuals seeks a judicial determination that the Company is obligated to pay him pension benefits in an unspecified amount in the event that the RTC does not fully pay these benefits. The December 30, 1993 settlement order barred the non-settling individuals from asserting claims for contribution and certain claims for noncontractual indemnification against the Company. On February 3, 1997, the Arizona District Court granted summary judgment in favor of the Company and ordered the dismissal of this third-party complaint with prejudice. On February 18, 1997, the Company filed a motion with the court requesting entry of a judgment and order of dismissal with prejudice and requesting certification of the judgment as final. On March 27, 1997, the court granted the Company's motion and entered a final judgment and order of dismissal with prejudice in favor of the Company. On April 24, 1997, the plaintiffs filed a notice of appeal with respect to the court's ruling. On February 4, 1998, the Company entered into a settlement with the plaintiffs, and on February 24, 1998, the court entered an order dismissing the appeal with prejudice.

     On January 18, 1991, a lawsuit was filed in the United States District Court, Southern District of Ohio, Western Division, against, among other parties, the Company and certain of its officers and directors, the Office of Thrift Supervision ("OTS"), the RTC and the Federal Deposit Insurance Corporation ("FDlC"). The amended complaint in this lawsuit alleges that the plaintiff purchased MeraBank subordinated debentures with a face amount of $ 1 million in 1987 in reliance upon a capital maintenance stipulation executed by the Company as a condition to the Company's acquisition of MeraBank. The plaintiff further alleges that the value of such debentures was impaired because of the Company's release from its purported obligations under the stipulation and the actions of the OTS in placing MeraBank in receivership. The amended complaint alleges claims under the federal securities laws, the federal racketeering statutes, and state consumer fraud statutes and seeks damages in the approximate amount of $4.8 million, plus interest. On June 8,1993, the Ohio court ordered this case to be transferred to the District of Arizona. The individual director defendants were subsequently dismissed without prejudice pursuant to the stipulation of the parties. On November 10, 1994, the Company filed a motion for summary judgment on all counts, which on September 20, 1995 was granted in part and denied in part. The order rejected the plaintiff's claims as to one of the two purchases of MeraBank debentures at issue, and accordingly, reduced the amount in controversy to one-half of the original claimed amount. On October 4, 1996, the plaintiff filed a motion to amend its complaint to broaden the factual basis for its claims under theories of securities fraud, racketeering and consumer fraud. On December 12, 1997, the parties entered into a settlement agreement. Pursuant to the terms of the settlement agreement, funds in an amount not material to the Company have been paid to plaintiff in full and final settlement of this litigation. On December 16, 1997, the court issued a formal order dismissing the lawsuit.

     On August 17, 1993, the Company was served with a separate complaint filed by the same plaintiff in the United States District Court for the District of Arizona alleging claims under the Arizona Racketeering Act and the Arizona Consumer Fraud Act seeking compensatory damages in the amount of $ 1.2 million plus interest, punitive damages, treble damages, interest, attorneys' fees and costs. On September 24, 1993, the plaintiff voluntarily dismissed the Arizona Consumer Fraud Act claims. On March 6, 1995, the court dismissed the Arizona Racketeering Act claims. The plaintiff filed a motion for reconsideration which was denied. On April 5, 1995, the plaintiff appealed the dismissal to the Ninth Circuit Court of Appeals. The appeal was denied, and the plaintiff filed a motion for reconsideration. As part of the December 12, 1997 settlement agreement described above, the parties filed a joint stipulation for withdrawal of the motion for reconsideration. A formal mandate withdrawing the motion has not yet been issued by the court.

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

     On December 22, 1993, the Company was served with a complaint filed by other purchasers of MeraBank subordinated debentures with a face amount of approximately $ 1.5 million alleging claims substantially similar to the claims described in the preceding paragraph. The complaint, which was filed in the Arizona District Court, seeks compensatory and punitive damages in an unspecified amount plus attorneys' fees and costs. On October 6, 1995, the Company filed a motion for summary judgment seeking dismissal of the suit based on, among other things, a claim that the applicable statute of limitations had expired. On November 13, 1995, the plaintiffs filed a cross-motion for partial summary judgment with respect to certain of the Company's alleged misrepresentations and omissions and asserted a fraudulent concealment defense to the expiration of the applicable statutes of limitations. On April 12, 1996, the court granted the Company's motion for summary judgment and dismissed plaintiffs' claims with prejudice. On May 13,

1996, plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. On July 8, 1997, the Ninth Circuit affirmed the grant of summary judgment in favor of the Company. No further appellate proceedings have been undertaken by the plaintiffs, and the Ninth Circuit's affirmance of the Arizona District Court's grant of summary judgment in favor of the Company is final.


                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.


                      SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS
                                OF THE REGISTRANT

The Company's executive officers are as follows:

Name                      Age at March 1, 1998    Position(s) at March 1, 1998
----                      --------------------    ----------------------------
Michael S. Ash                    44              Corporate Counsel
James L. Kunkel                   60              Vice President
Arlyn J. Larson                   63              Vice President of Corporate Planning and
                                                  Development
Michael V. Palmeri                39              Treasurer
William J. Post                   47              President
George A. Schreiber, Jr.          49              Executive Vice President and Chief Financial
                                                  Officer
Richard Snell                     67              Chairman of the Board of Directors and Chief
                                                  Executive Officer
Faye Widenmann                    49              Vice President of Corporate Relations and
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

     Mr. Kunkel was elected Vice President of the Company effective December 15, 1997. Prior to December 1997, he was a partner in the Phoenix office of the accounting firm of Coopers & Lybrand.

     Mr. Larson was elected Vice President, Corporate Planning and Development in July 1986.

     Mr. Palmeri was elected to the position of Treasurer of both the Company and APS effective July 23, 1997. From February 1994 to July 1997, he was
Assistant Treasurer of the Company. From June 1990 to February 1994, he was Manager of Finance of the Company.

     Mr. Post was elected President of the Company effective February 5, 1997 after having served as its Executive Vice President since June 1995. He has also been the President and Chief Executive Officer of APS since February 1997.

He has been APS' Chief Operating Officer since September 1994, as well as a Senior Vice President since June 1993. Prior to that time, he had served as a Vice President of APS since 1982. Mr. Post is also a director of APS.

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

     Ms. Widenmann was elected Secretary of the Company in 1985 and Vice President of Corporate Relations and Administration in November 1986.


                                     PART II

                     ITEM 5. MARKET FOR REGISTRANT'S COMMON
                    STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock is publicly held and is traded on the New York and Pacific Stock Exchanges. At the close of business on March 23, 1998, the Company's common stock was held of record by approximately 48,000 shareholders.

     The chart below sets forth the common stock price ranges on the composite tape, as reported in the Wall Street Journal for 1997 and 1996. The chart also sets forth the dividends declared and paid per share during each of the four quarters for 1997 and 1996.

                     Common Stock Price Ranges and Dividends

--------------------------------------------------------------------------------
          1997               High             Low        Dividend Per Share(a)
--------------------------------------------------------------------------------
       1st Quarter          32 7/8          30 1/8              $ 0.275
       2nd Quarter          30 3/4          27 5/8              $ 0.550
       3rd Quarter          34 7/8         29 13/16             $ ----
       4th Quarter          42 3/4         33 3/16              $ 0.300
--------------------------------------------------------------------------------
          1996
--------------------------------------------------------------------------------
       1st Quarter          30 1/4          26 1/4              $ 0.250
       2nd Quarter          30 3/8          26 1/4              $ 0.500
       3rd Quarter            30              28                $ 0.275
       4th Quarter          32 1/4          29 1/2               $ ----
--------------------------------------------------------------------------------
     (a) Dividends for the third quarter of 1997 were declared in June. Dividends for the 3rd and 4th quarters of 1996 were declared in June and September, respectively.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED DATA


(Dollars in Thousands, Except Per Share Amounts)         1997          1996            1995            1994             1993
---------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS

Operating revenues
  Electric                                          $ 1,878,553    $ 1,718,272      $ 1,614,952     $ 1,626,168     $ 1,602,413
  Real estate                                           116,473         99,488           54,846          59,253          32,248

Income from continuing operations                   $   235,856    $   211,059(a)   $   199,608     $   200,619(b)  $   169,978(c)
Loss from discontinued operations -
  net of income tax (d)                                       -         (9,539)               -               -               -
Extraordinary charge for early
  retirement of debt - net
  of income tax (e)                                           -        (20,340)         (11,571)              -               -
Cumulative effect of change in
  accounting for income taxes (f)                             -              -                -               -          19,252
                                                    ---------------------------------------------------------------------------
       Net income                                   $   235,856    $   181,180      $   188,037     $   200,619     $   189,230
                                                    ============================================================================
COMMON STOCK DATA

Book value per share - year-end                     $     23.90    $     22.51      $     21.49     $     20.32     $     18.87

Earnings (loss) per average common
  share outstanding

     Continuing operations - basic                  $      2.76    $      2.41(a)   $      2.28     $      2.30(b)  $      1.95
     Discontinued operations                                  -          (0.11)               -               -               -
     Extraordinary charge                                     -          (0.23)           (0.13)              -               -
     Accounting change                                        -              -                -               -            0.22
                                                    ---------------------------------------------------------------------------
     Net income - basic                             $      2.76    $      2.07      $      2.15     $      2.30     $      2.17
                                                    ============================================================================
     Continuing operations - diluted                $      2.74    $      2.40(a)   $      2.27     $      2.29(b)  $      1.94
     Net income - diluted                           $      2.74    $      2.06      $      2.14     $      2.29     $      2.16

Dividends declared per share                        $     1.125    $     1.025      $     0.925     $     0.825     $      0.20
Indicated annual dividend rate -
  year-end                                          $      1.20    $      1.10      $      1.00     $      0.90     $      0.80

Average common shares outstanding                    85,502,909     87,441,515       87,419,300      87,410,967      87,241,899

TOTAL ASSETS                                        $ 6,850,417    $ 6,989,289      $ 6,997,052     $ 6,909,752     $ 6,956,799
                                                    ============================================================================
LIABILITIES AND EQUITY
Long-term debt less current maturities              $ 2,244,248    $ 2,372,113      $ 2,510,709     $ 2,588,525     $ 2,633,620
Other liabilities                                     2,407,572      2,428,180        2,336,695       2,276,249       2,282,508
                                                    ---------------------------------------------------------------------------
                                                      4,651,820      4,800,293        4,847,404       4,864,774       4,916,128
Minority interests
  Non-redeemable preferred stock
   of APS                                               142,051        165,673          193,561         193,561         193,561
  Redeemable preferred stock of APS                      29,110         53,000           75,000          75,000         197,610

Common stock equity                                   2,027,436      1,970,323        1,881,087       1,776,417       1,649,500
                                                    ---------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                        $ 6,850,417    $ 6,989,289      $ 6,997,052     $ 6,909,752     $ 6,956,799
                                                    ============================================================================

(a) Includes an after-tax charge of $18.9 million ($0.22 per share) for a voluntary severance program and approximately $12 million ($0.13 per share) of income tax benefits related to capital loss carryforwards.
(b) Includes after-tax Palo Verde Unit 3 accretion income of approximately $20.3 million and a non-recurring income tax benefit of $26.8 million ($0.31 per share) related to a change in tax law.
(c) Includes after-tax Palo Verde Unit 3 accretion income of approximately $45.3 million.
(d) Charges associated with the settlement of a legal matter related to MeraBank, A Federal Savings Bank.
(e) Charges associated with the repayment or refinancing of the parent company's high-coupon debt.
(f) Results of the adoption of the liability method of accounting for income taxes in accordance with SFAS No. 109.

(Dollars in Thousands, Except Per Share Amounts)        1997           1996         1995         1994          1993
-----------------------------------------------------------------------------------------------------------------------
ELECTRIC OPERATING REVENUES

Residential                                         $   744,952   $   721,219   $   672,794   $   675,418   $   627,732
Commercial                                              687,165       677,731       652,171       632,454       610,730
Industrial                                              164,456       161,636       156,666       166,606       169,154
Irrigation                                                8,733         9,495         9,571        10,548         9,246
Other                                                    11,860        12,825        12,626        12,730        11,794
                                                    -------------------------------------------------------------------

  Total retail                                        1,617,166     1,582,906     1,503,828     1,497,756     1,428,656
Sales for resale                                        226,828        98,560        86,510        95,158       119,385
Transmission for others                                  10,295        10,240         9,390         9,506         7,979
Miscellaneous services                                   24,264        26,566        15,224        14,440        25,019
                                                    -------------------------------------------------------------------
Electric operating revenues                           1,878,553     1,718,272     1,614,952     1,616,860     1,581,039
Retail rate refund reversal                                   -             -             -         9,308        21,374
                                                    -------------------------------------------------------------------
  Net electric operating revenues                   $ 1,878,553   $ 1,718,272   $ 1,614,952   $ 1,626,168   $ 1,602,413
                                                    ===================================================================
ELECTRIC SALES (MWh)

Residential                                           7,970,309     7,541,440     6,848,905     6,873,300     6,247,002
Commercial                                            8,524,882     8,233,762     7,768,289     7,456,049     7,040,026
Industrial                                            3,123,283     3,039,357     2,933,459     2,926,318     2,890,859
Irrigation                                              112,363       121,775       119,580       132,340       111,902
Other                                                    86,090        84,362        78,478        76,827        75,175
                                                    -------------------------------------------------------------------
  Total retail                                       19,816,927    19,020,696    17,748,711    17,464,834    16,364,964
Sales for resale                                      9,233,573     3,367,234     2,720,704     2,764,223     3,685,736
                                                    -------------------------------------------------------------------
  Total electric sales                               29,050,500    22,387,930    20,469,415    20,229,057    20,050,700
                                                    ===================================================================
ELECTRIC CUSTOMERS - END OF YEAR

Residential                                             680,478       654,602       625,352       603,989       578,718
Commercial                                               81,246        78,178        75,105        72,740        70,516
Industrial                                                3,192         3,055         2,913         2,976         3,061
Irrigation                                                  764           841           837           897           880
Other                                                       851           828           786           762           764
                                                    -------------------------------------------------------------------
  Total retail                                          766,531       737,504       704,993       681,364       653,939
Sales for resale                                             50            48            39            44            40
                                                    -------------------------------------------------------------------
  Total electric customers                              766,581       737,552       705,032       681,408       653,979
                                                    ===================================================================

See Financial Review on pages 24-27 for a discussion of certain information in the foregoing table.


QUARTERLY STOCK PRICES AND DIVIDENDS

Stock Symbol: PNW

                                          Dividends                                               Dividends
                                            Per                                                       Per
   1997          HIGH     LOW     CLOSE    SHARE(a)      1996           HIGH     LOW     CLOSE      SHARE(b)
----------------------------------------------------   -----------------------------------------------------
1st Quarter     32 7/8  30 1/8    30 1/8   $ 0.275     1st Quarter     30 1/4   26 1/4   28 7/8    $ 0.250
2nd Quarter     30 3/4  27 5/8    30 1/16  $ 0.550     2nd Quarter     30 3/8   26 1/4   30 3/8    $ 0.500
3rd Quarter     34 7/8  29 13/16  33 5/8   $     -     3rd Quarter     30       28       29 5/8    $ 0.275
4th Quarter     42 3/4  33 3/16   42 3/8   $ 0.300     4th Quarter     32 1/4   29 1/2   31 3/4    $     -

(a) Dividends for the 3rd quarter of 1997 were declared in June.
(b) Dividends for the 3rd and 4th quarters of 1996 were declared in June and September, respectively.

    ITEM 7. Management's Discussion and Analysis of Financial Condition and
                              Results of Operation

The following discussion relates to Pinnacle West and its subsidiaries: APS, SunCor and El Dorado. The discussion also relates to the discontinued operations of MeraBank, A Federal Savings Bank. References to "Notes" refer to Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
1997 Compared with 1996

Pinnacle West reported net income of $235.9 million in 1997 compared with $181.2 million in 1996. The following is a summary:

(Thousands of Dollars)                     1997         1996
--------------------------------------------------------------
Income from continuing
  operations                            $ 235,856    $ 211,059
Loss from discontinued
  operations -
  net of income tax                             -       (9,539)
Extraordinary charge for early
  retirement of debt - net of
  income tax                                    -      (20,340)
                                        ---------    ---------

Net income                              $ 235,856    $ 181,180
                                        =========    =========

Earnings from continuing operations increased by $24.8 million (11.7%) primarily because of increased earnings at the subsidiaries and lower financing costs at the parent company resulting from debt reduction and lower interest rates. The 1996 loss from discontinued operations related to remnants of MeraBank legal matters.

APS' 1997 earnings increased $12.3 million (5.4%) over 1996 earnings primarily because of customer growth; a $32 million pretax charge in 1996 for a voluntary severance program; two fuel-related settlements; and lower financing costs. These positive factors more than offset the effects of APS' 1996 regulatory agreement with the Arizona Corporation Commission (ACC), which during 1997 resulted in approximately $60 million of additional regulatory asset amortization and a $35 million revenue decrease caused by two retail price reductions. See Note 3 and "Results of Operations - Regulatory Agreements" below for additional information about the 1996 regulatory agreement. In 1996, APS also recognized $12 million of income tax benefits, which were not repeated in 1997.

Electric operating revenues increased $160 million primarily because of increases in sales for resale ($128 million); customer growth ($58 million); and weather effects ($7 million). As mentioned in the preceding paragraph, these positive factors were partially offset by a $35 million revenue decrease caused by retail price reductions. Sales for resale are wholesale electricity sales to third parties who resell the electricity to their customers. The increase in sales for resale was a result of increased activity in competitive bulk power markets. The increase in sales for resale did not significantly affect earnings because it was substantially offset by higher power purchases.

The two fuel-related settlements increased 1997 pretax earnings by approximately $21 million. These settlements are reflected in the Consolidated Statement of Income as reductions in fuel expense and as other income. Approximately $16 million of the settlements related to years prior to 1997 and $5 million related to 1997. For at least the next several years, the total annual savings from the settlements are expected to be about $10 million before income taxes. APS does not have a fuel adjustment clause as part of its retail rate structure. As a result, changes in fuel and purchased power expenses are reflected in current earnings.

Operations and maintenance expenses were lower in 1997 because of the charge for the voluntary severance program recorded in 1996 and related savings in 1997. These savings were partially offset by increased expenses for marketing, information technology and power plant maintenance.

APS' financing costs decreased $12 million during 1997 because of lower amounts of outstanding debt and preferred stock.

SunCor reported net income of $5.3 million in 1997 compared with $4.2 million in 1996.

El Dorado reported net income of $8.2 million in 1997 compared with $0.4 million in 1996 as a result of investment sales in 1997.

1996 Compared with 1995

The Company reported net income of $181.2 million in 1996 compared with $188.0 million in 1995. The following is a summary:

(Thousands of Dollars)                       1996           1995
------------------------------------------------------------------

Income from continuing
  operations                              $ 211,059      $ 199,608
Loss from discontinued
  operations -
  net of income tax                          (9,539)             -
Extraordinary charge for early
  retirement of debt - net of
  income tax                                (20,340)       (11,571)
                                          ---------      ---------
Net income                                $ 181,180      $ 188,037
                                          =========      =========

Excluding the effects of the discontinued operations and extraordinary items, the Company's 1996 earnings increased $11.5 million (5.7%) over 1995 earnings. This increase reflects increased earnings at APS and lower financing costs at the parent company due to continued debt reduction and lower interest rates.

APS' 1996 earnings increased $5.9 million (2.7%) over 1995 earnings primarily because of customer growth and higher residential usage; weather effects; tax and interest savings; and a $21 million pretax write-down of certain assets in
1995. These positive factors more than offset the effects of APS' 1996 regulatory agreement with the ACC, which during 1996 resulted in $60 million of additional regulatory asset amortization and a

$30 million revenue decrease caused by a retail price reduction. See Note 3 and "Results of Operations - Regulatory Agreements" below for additional information about the 1996 regulatory agreement.

Other important factors that made the comparison of APS' 1996 earnings with 1995 earnings less favorable were a $32 million pretax charge for a voluntary severance program; the recognition in 1995 of a $5 million after-tax gain on the sale of a small subsidiary; and increased fuel expenses of $56 million primarily because of increased retail and wholesale sales, higher natural gas costs and higher coal prices.

Electric operating revenues increased $103 million primarily because of retail customer growth and higher residential usage ($75 million); weather effects ($40 million); increases in sales for resale ($9 million); and other ($9 million). As mentioned above, these positive factors were partially offset by a $30 million revenue decrease caused by a retail price reduction.

Taxes other than income taxes decreased $21 million primarily because of a change in property tax law. Income tax expense was lower because of APS' recognition of $12 million of income tax benefits associated with capital loss carryforwards.

APS' financing costs decreased $12 million during 1996 because of lower average interest rates and lower amounts of outstanding debt and preferred stock.

SunCor reported net income of $4.2 million in 1996 compared with $4.1 million in 1995. Increased real estate revenues and operating expenses were the result of the acquisition of Golden Heritage Homes in 1996.

El Dorado reported net income of $0.4 million in 1996 compared with $8.5 million in 1995. The decrease reflects investment sales in 1995.

Regulatory Agreements
APS' results of operations are affected, and will be affected, by the impacts of existing regulatory agreements between APS and the ACC.

As part of the 1996 regulatory agreement with the ACC, APS is recovering substantially all of its present regulatory assets through accelerated amortization over an eight-year period that began July 1, 1996. See Note 3. This accelerated amortization increases annual amortization expense by approximately $120 million ($72 million after taxes).

Also as part of the 1996 regulatory agreement, APS agreed to decrease retail prices effective July 1, 1996 by approximately $48.5 million annually ($29 million after income taxes), or 3.4%. In addition, APS agreed to share future cost savings with its customers through potential additional retail price reductions. Pursuant to the agreed-upon price reduction formula, on July 1, 1997, APS reduced its retail prices by approximately $17.6 million annually ($10.5 million after income taxes), or 1.2%. Additionally, in March 1998, APS filed with the ACC its calculation of an additional retail price decrease of approximately $17 million annually ($10 million after income taxes), or 1%, to become effective July 1, 1998. The amount and timing of the price decrease are subject to ACC approval.

The factors that offset the earnings impact of the accelerated regulatory asset amortization and the 1997 and 1996 price decreases are discussed above in "Results of Operations."

As part of a 1994 settlement with the ACC, APS accelerated amortization of substantially all deferred investment tax credits (ITCs) over a five-year period that ends on December 31, 1999. The amortization of ITCs decreases annual consolidated income tax expense by approximately $24 million. See Note 4.

CAPITAL NEEDS AND RESOURCES
Parent Company
The parent company reduced its debt as follows: 1997, $45 million; 1996, $60 million; and 1995, $119 million. The parent company has a $250 million line of credit, under which borrowings of $155 million were outstanding at December 31, 1997. The parent company does not have any debt repayment obligations until 2001.

During the past three years, the parent company's primary cash needs were for common stock dividends, interest payments and optional and mandatory repayment of principal on its long-term debt. See Note 6. As provided in the 1996 regulatory agreement (see Note 3), the parent company invested $50 million in APS in 1997 and 1996 and will invest similar amounts annually in 1998 and 1999. During 1997, the Company repurchased $80 million of common stock, resulting in a reduction of 2.7 million shares outstanding at year-end.

Dividends from APS have been Pinnacle West's primary source of cash. SunCor provided cash to the parent in 1997, 1996 and 1995. El Dorado provided cash to the parent in 1997 and 1995. Both are expected to contribute to Pinnacle West's cash flow in 1998. Tax allocation payments to the parent company from subsidiaries, in excess of payments made by the parent company to taxing authorities, were an additional source of cash in 1997, 1996 and 1995, and are expected to provide additional cash in 1998.

APS
APS' capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt and preferred stock. APS funds its capital requirements from cash provided by operations, annual equity infusions from its parent company of $50 million from 1996 through 1999 (see Note 3), and, to the extent necessary, external financing. During the period 1995 through 1997, APS funded all of its capital expenditures from cash provided by operations and expects to do so in 1998 through 2000 as well.

During 1997, APS redeemed approximately $240 million of long-term debt and $47 million of preferred stock, including premiums, with cash from operations and long- and short-term debt.

APS' projected capital expenditures for the next three years are: 1998, $323 million; 1999, $313 million; and 2000, $306 million. These amounts include about $30 - $35 million each year for nuclear fuel. In general, most of the projected capital expenditures are for expanding transmission and distribution capabilities to meet customer growth, for upgrading existing facilities and for environmental purposes. In addition, APS is considering expanding certain of its businesses over the next several years, which may result in increased expenditures. APS' construction plans through the year 2007 do not include any major baseload generating plants.

APS' long-term debt and preferred stock redemption requirements and payment obligations on a capitalized lease for the next three years are: 1998, $114 million; 1999, $174 million; and 2000, $114 million. Based on cash provided by operations and APS' capital requirements, APS may make optional redemptions of long-term debt and preferred stock from time to time.

As of December 31, 1997, APS had credit commitments from various banks totaling approximately $400 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. At the end of 1997, there were $130.8 million of commercial paper and $150 million of bank borrowings outstanding.

During 1997, APS incurred $60 million of long-term debt under credit agreements and issued $50 million of its senior notes. Until APS has repaid all of its first mortgage bonds (other than those that secure senior notes), the senior notes are secured by first mortgage bonds that have the same interest rate, interest payment dates, maturity and redemption provisions as the senior notes. See Note 6 for additional information regarding the senior notes. In January 1998, APS issued $100 million of unsecured debt.

Although provisions in APS' first mortgage bond indenture, articles of incorporation and ACC financing orders establish maximum amounts of additional first mortgage bonds and preferred stock that APS may issue, management does not expect any of these provisions to limit APS' ability to meet its capital requirements.

Non-Utility Subsidiaries
During the past three years, SunCor and El Dorado each funded all of their cash requirements through cash flow from operations and their own financings.

SunCor's capital needs consist primarily of capital expenditures for land development and home construction, which, on the basis of projects now under development, are expected to be: 1998, $45 million; 1999, $58 million; and 2000, $51 million. Capital resources available to meet these requirements include funds provided by operations and SunCor's own external financings.

As of December 31, 1997, SunCor had a $55 million line of credit, under which $40.6 million of borrowing was outstanding. SunCor's debt repayment requirements as of December 31, 1997 were as follows: 1998, $4.6 million; 1999, $28.6 million; and 2000, $54.1 million.

COMPETITION AND INDUSTRY RESTRUCTURING
The electric industry is undergoing significant change to a competitive, market-based structure from a highly-regulated, cost-based environment in which companies have been entitled to recover their costs and earn fair returns on their invested capital in exchange for commitments to serve all customers within designated service territories. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition in Arizona in phases from 1999 to 2003. See Note 3 for additional information about these rules and other competitive developments.

The ACC ordered in the rules that numerous issues require additional consideration prior to the implementation of retail electric competition in Arizona. During 1997, the ACC held workshops to gather input from various constituencies with respect to those issues.

The rules indicate that the ACC will allow recovery of unmitigated stranded costs, but do not set forth the mechanisms for determining and recovering such costs. In February 1998, the ACC completed a formal, generic hearing on stranded cost determination and recovery. Based on various assumptions, estimates and methodologies, APS currently estimates that its stranded costs to be recovered (excluding regulatory assets which have already been addressed by the ACC) will be less than $500 million. APS is seeking full recovery of stranded costs during a transition period proposed to go through 2006. Decisions by the ACC have not yet been made with respect to this issue.

An Arizona joint legislative committee studied electric utility restructuring issues in 1996 and 1997. In February 1998, a bill was introduced in the Arizona legislature to facilitate implementation of retail electric competition in the state. The bill has progressed through several stages to date. Additionally, legislation related to electric competition has been proposed in the United States Congress. See Note 3 for a discussion of legislative developments.

The Company believes that further ACC decisions, legislation at the Arizona and federal levels and perhaps amendments to the Arizona Constitution will ultimately be required before significant implementation of retail electric competition can lawfully occur in Arizona. Until it has been determined how competition will be implemented in Arizona, including the manner in which stranded costs will be addressed, the Company cannot accurately predict the impact of full retail competition on its financial position, cash flows or results of operations. As competition in the electric industry continues to evolve, the Company will continue to evaluate strategies and alternatives that will position the Company to compete effectively in a restructured industry.

APS prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

APS' existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets, which amounted to approximately $1.0 billion at December 31, 1997. In accordance with the 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period that began July 1, 1996. If APS ceases to be cost-based regulated, it would no longer be able to apply the provisions of SFAS No. 71 to all or some part of its operations, which could have a material impact on the Company's financial statements. See Note 1 for additional information on regulatory accounting.

YEAR 2000 TECHNOLOGY ISSUES
The Company has made, and will continue to make, certain modifications to its computer hardware and software systems and applications to ensure they are capable of handling dates in the year 2000 and thereafter. The Company's major computer systems have been updated and other systems are being analyzed for potential modifications. The financial impact on the Company is not anticipated to be material to its financial position, cash flows or results of operations. The Company is in the process of formal communications with its significant suppliers, business partners and large customers to determine the extent to which it may be affected by these third parties' plans to remediate their own year 2000 issues in a timely manner.

ACCOUNTING MATTERS
Note 2 describes three new accounting standards related to comprehensive income, segment disclosures and disclosures about pensions and other postretirement benefits, which are effective in 1998. These standards are not expected to have a material effect on the Company's financial position, cash flows or results of operations. Also, see Note 13 for a description of a proposed standard on accounting for certain liabilities related to closure or removal of long-lived assets.

RISK MANAGEMENT
The Company's  operations  include  managing  market risks related to changes in
interest  rates,   commodity   prices  and  investments   held  by  the  nuclear
decommissioning trust fund.

Interest Rate and Equity Risk
The Company's major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable rate debt and interest earned by the nuclear decommissioning trust fund. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. The nuclear decommissioning fund also has risks associated with changing market values of equity investments. Nuclear decommissioning costs are recovered in rates.

The table below presents contractual balances of the Company's long-term and short-term debt at the expected maturity dates as well as the fair value of those instruments on December 31, 1997. The weighted average interest rates for the various debt presented are actual as of December 31, 1997.

Expected Maturity/Principal Repayment

December 31,                                     Variable            Fixed
(Thousands of Dollars)            Short-Term    Long-Term          Long-Term
--------------------------------------------------------------------------------

         Weighted Average
              Rates                   6.27%          5.06%             7.66%

                1998              $ 130,750      $   3,064       $   105,631
                1999                      -         28,598           164,378
                2000                      -         54,133           104,711
                2001                      -        155,079            27,488
                2002                      -        150,088           125,000
                Years thereafter          -        443,178           998,628
                                  -------------------------------------------
                Total             $ 130,750      $ 834,140       $ 1,525,836
                                  ===========================================
           Fair Value             $ 130,750      $ 834,140       $ 1,556,697
                                  ===========================================

Commodity Price Risk
The Company enters into forwards, futures and other similar contracts to hedge the price risks associated with a portion of anticipated future electricity production and gas purchases. Most of these agreements are settled in physical delivery, with the balance settled in cash at or prior to expiration. Under certain of these agreements, payments are sometimes made or received based on the differential between a fixed and a variable product price. The Company does not obtain collateral to support the agreements, but monitors the financial viability of counterparties and believes it has minimized its credit risk on these transactions. In the event of nonperformance by counterparties, the Company would be exposed to price risk. The Company may recognize an accounting gain or loss where actual delivery occurs and the price in the contract may differ from the prevailing price at the delivery point in completing the transaction. The Company defers the impact of changes in the market value of contracts that serve as hedges until the related transaction is completed.

FORWARD-LOOKING STATEMENTS
The above discussion contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax and environmental legislation; the ability of APS to successfully compete outside its traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; technological developments in the electric industry; and the strength of the real estate market.

These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by the Company.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                                               Page
                                                                                                               ----
Report of Management..........................................................................................   29
Independent Auditors' Report..................................................................................   30
Consolidated Statements of Income for each of the three years in the period ended December 31, 1997...........   31
Consolidated Balance Sheets --- December 31, 1997 and 1996....................................................   32
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997.......   34
Consolidated Statements of Retained Earnings for each of the three years in the period ended
     December 31, 1997........................................................................................   35
Notes to Consolidated Financial Statements....................................................................   35
Financial Statement Schedule for each of the three years in the period ended December 31, 1997
                           Schedule II - Valuation and Qualifying
                           Accounts for three years ended December 31,
                           1997, 1996 and 1995................................................................   48

     See Note 14 of Notes to Financial Statements for the selected quarterly financial data required to be presented in this Item.

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

Periodically the internal accounting control system is reviewed by both the Company's internal auditors and its independent auditors to test for compliance. Reports issued by the internal auditors are released to management, and such reports or summaries thereof are transmitted to the Audit Review Committee of the Board of Directors and the independent auditors on a timely basis.

The Audit Review Committee, composed solely of outside directors, meets periodically with the internal auditors and independent auditors (as well as management) to review the work of each. The internal auditors and independent auditors have free access to the Audit Review Committee, without management present, to discuss the results of their audit work.

Management believes that the Company's systems, policies and procedures provide reasonable assurance that operations are conducted in conformity with the law and with management's commitment to a high standard of business conduct.






Richard Snell                                    George A. Schreiber, Jr.
Chairman &                                       Executive Vice President &
Chief Executive Officer                          Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


         We have audited the accompanying balance sheets of Pinnacle West Capital Corporation and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle West Capital Corporation and its subsidiaries at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Phoenix, Arizona
March 4, 1998

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,
(Dollars in Thousands except Per Share Amount)

                                           1997           1996          1995
--------------------------------------------------------------------------------
OPERATING REVENUES
  Electric                            $ 1,878,553     $ 1,718,272   $ 1,614,952
  Real estate                             116,473          99,488        54,846
                                      -----------------------------------------
        Total                           1,995,026       1,817,760     1,669,798
                                      -----------------------------------------

FUEL EXPENSES
  Fuel for electric generation            201,341         230,393       208,928
  Purchased power                         235,286          95,130        60,870
                                      -----------------------------------------
        Total                             436,627         325,523       269,798
                                      -----------------------------------------

OPERATING EXPENSES
  Utility operations and maintenance      399,434         430,714       400,814
  Real estate operations                  111,628          96,080        50,344
  Depreciation and amortization (Note 1)  368,285         299,507       243,989
  Taxes other than income taxes           121,546         122,077       142,429
                                      -----------------------------------------
        Total                           1,000,893         948,378       837,576
                                      -----------------------------------------
OPERATING INCOME                          557,506         543,859       562,424
                                      -----------------------------------------

OTHER INCOME (DEDUCTIONS)
  Allowance for equity funds used during
    construction                                -           5,209         4,982
  Interest on long-term debt             (160,670)       (171,458)     (209,293)
  Other interest                          (18,673)        (23,764)      (16,975)
  Capitalized interest                     16,208           9,509         9,065
  Preferred stock dividend requirements
    of APS                                (12,803)        (17,092)      (19,134)
  Other - net                               4,569          (6,748)       (3,496)
                                      -----------------------------------------
        Total                            (171,369)       (204,344)     (234,851)
                                      -----------------------------------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                     386,137         339,515       327,573

INCOME TAX EXPENSE (NOTE 4)               150,281         128,456       127,965
                                      -----------------------------------------
INCOME FROM CONTINUING OPERATIONS         235,856         211,059       199,608
Loss from discontinued operations -
  net of income tax of $6,461                   -          (9,539)            -
Extraordinary charge for early retirement
  of debt - net of income tax of
  $13,777 and $7,834                            -         (20,340)      (11,571)
                                      -----------------------------------------
NET INCOME                            $   235,856     $   181,180   $   188,037
                                      =========================================
AVERAGE COMMON SHARES
  OUTSTANDING                          85,502,909      87,441,515    87,419,300

EARNINGS PER AVERAGE COMMON
  SHARE OUTSTANDING
  Continuing operations - basic       $      2.76     $      2.41   $      2.28
  Net income - basic                         2.76            2.07          2.15
  Continuing operations - diluted            2.74            2.40          2.27
  Net income - diluted                       2.74            2.06          2.14

DIVIDENDS DECLARED PER SHARE          $     1.125     $     1.025   $     0.925

See Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS


December 31,
(Thousands of Dollars)                                               1997           1996
-------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $   27,484      $   26,686
  Customer and other receivables - net                              183,507         169,237
  Accrued utility revenues (Note 1)                                  58,559          55,470
  Materials and supplies (at average cost)                           70,634          74,120
  Fossil fuel (at average cost)                                       9,621          13,928
  Deferred income taxes (Note 4)                                     57,887          69,688
  Other current assets                                               41,408          41,140
                                                                 --------------------------
    Total current assets                                            449,100         450,269
                                                                 --------------------------
INVESTMENTS AND OTHER ASSETS
  Real estate investments - net (Note 6)                            365,921         398,527
  Other assets (Note 13)                                            215,027         173,109
                                                                 --------------------------
    Total investments and other assets                              580,948         571,636
                                                                 --------------------------
UTILITY PLANT (NOTES 6, 10 AND 11)
  Electric plant in service and held for future use               7,009,059       6,803,211
  Less accumulated depreciation and amortization                  2,620,607       2,426,143
                                                                 --------------------------
    Total                                                         4,388,452       4,377,068

  Construction work in progress                                     237,492         226,935
  Nuclear fuel, net of amortization of $66,081 and $63,892           51,624          51,137
                                                                 --------------------------
    Net utility plant                                             4,677,568       4,655,140
                                                                 --------------------------
DEFERRED DEBITS
  Regulatory asset for income taxes (Note 4)                        458,369         516,722
  Rate synchronization cost deferral (Note 1)                       358,871         414,082
  Other deferred debits                                             325,561         381,440
                                                                 --------------------------
    Total deferred debits                                         1,142,801       1,312,244
                                                                 --------------------------
TOTAL ASSETS                                                     $6,850,417      $6,989,289
                                                                 ==========================

See Notes to Consolidated Financial Statements.

December 31,
(Thousands of Dollars)                                                 1997           1996
-----------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $  117,429      $  184,095
  Accrued taxes                                                          84,610          82,413
  Accrued interest                                                       32,974          39,652
  Short-term borrowings (Note 5)                                        130,750          16,900
  Current maturities of long-term debt (Note 6)                         108,695         156,277
  Customer deposits                                                      30,672          34,222
  Other current liabilities                                              18,534          37,056
                                                                     --------------------------
        Total current liabilities                                       523,664         550,615
                                                                     --------------------------
LONG-TERM DEBT LESS CURRENT MATURITIES (NOTE 6)                       2,244,248       2,372,113
                                                                     --------------------------
DEFERRED CREDITS AND OTHER
  Deferred income taxes (Note 4)                                      1,363,461       1,359,312
  Deferred investment tax credit (Note 4)                                50,861          74,379
  Unamortized gain - sale of utility plant                               82,363          86,939
  Other                                                                 387,223         356,935
                                                                     --------------------------
        Total deferred credits and other                              1,883,908       1,877,565
                                                                     --------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 12)

MINORITY INTERESTS (NOTE 7)
  Non-redeemable preferred stock of APS                                 142,051         165,673
                                                                     --------------------------
  Redeemable preferred stock of APS                                      29,110          53,000
                                                                     --------------------------
COMMON STOCK EQUITY (NOTE 8)
   Common stock, no par value; authorized 150,000,000 shares;
           issued and outstanding 84,824,947 at end of 1997 and
           87,515,847 at end of 1996                                  1,553,771       1,636,354
   Retained earnings                                                    473,665         333,969
                                                                     --------------------------
        Total common stock equity                                     2,027,436       1,970,323
                                                                     --------------------------
TOTAL LIABILITIES AND EQUITY                                         $6,850,417      $6,989,289
                                                                     ==========================

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,
(Thousands of Dollars)                                1997         1996         1995
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  (NOTE 1)

Income from continuing operations                   $ 235,856    $ 211,059    $ 199,608

Items not requiring cash
  Depreciation and amortization                       401,813      334,808      276,288
  Deferred income taxes - net                          24,809       13,392       61,076
  Allowance for equity funds used
    during construction                                    --       (5,209)      (4,982)
  Deferred investment tax credit                      (23,518)     (23,518)     (23,529)
  Other - net                                          (4,680)        (365)      16,099

Changes in current assets and liabilities
  Customer and other receivables - net                (14,270)     (38,106)       4,653
  Accrued utility revenues                             (3,089)      (1,951)       1,913
  Materials, supplies and fossil fuel                   7,793       11,945       25,606
  Other current assets                                   (109)      (8,949)      (4,249)
  Accounts payable                                    (54,882)      65,586       (2,093)
  Accrued taxes                                         2,197       (7,088)       6,818
  Accrued interest                                     (6,678)      (9,306)      (7,100)
  Other current liabilities                           (23,087)       1,515        3,714
Decrease (increase) in land held                       29,515       16,547       (4,660)
Other - net                                            65,909       12,176        6,700
                                                    -----------------------------------
Net Cash Flow Provided By Operating Activities        637,579      572,536      555,862
                                                    -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                 (307,876)    (258,598)    (295,772)
Capitalized interest                                  (16,208)      (9,509)      (9,065)
Other - net                                           (20,779)     (15,945)         422
                                                    -----------------------------------
Net Cash Flow Used For Investing Activities          (344,863)    (284,052)    (304,415)
                                                    -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of long-term debt                            146,013      557,067      225,128
Short-term borrowings - net                           113,850     (160,900)      46,300
Dividends paid on common stock                        (96,160)     (89,614)     (80,855)
Repurchase and retirement of common stock             (79,997)          --           --
Repayment of long-term debt                          (325,526)    (575,332)    (383,117)
Redemption of preferred stock                         (47,201)     (50,360)          --
Extraordinary charge for early retirement of debt          --      (20,340)     (11,571)
Other - net                                            (2,897)      (1,858)      (2,512)
                                                    -----------------------------------
Net Cash Flow Used For Financing Activities          (291,918)    (341,337)    (206,627)
                                                    -----------------------------------
Net Cash Flow                                             798      (52,853)      44,820

Cash and Cash Equivalents at Beginning of Year         26,686       79,539       34,719
                                                    -----------------------------------
Cash and Cash Equivalents at End of Year            $  27,484    $  26,686    $  79,539
                                                    ===================================

See Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

Year Ended December 31,
(Thousands of Dollars)                      1997         1996        1995
--------------------------------------------------------------------------------
Retained Earnings at Beginning of Year   $ 333,969    $ 242,403    $ 135,221

Net Income                                 235,856      181,180      188,037

Common Stock Dividends                     (96,160)     (89,614)     (80,855)
                                         -----------------------------------
Retained Earnings at End of Year         $ 473,665    $ 333,969    $ 242,403
                                         ===================================


See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Consolidation  and Nature of Operations
The consolidated financial statements include the accounts of Pinnacle West and its subsidiaries: APS, SunCor and El Dorado.

APS, the Company's major subsidiary and Arizona's largest electric utility, with 767,000 customers, provides wholesale or retail electric service to the entire state with the exception of Tucson and about one-half of the Phoenix area. SunCor is a developer of residential, commercial and industrial projects on some 13,400 acres, predominantly in the metropolitan Phoenix area. El Dorado is a venture capital firm with a diversified portfolio.

Accounting Records
Accounting records are maintained in accordance with generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires the use of estimates by management. Actual results could differ from those estimates.

Regulatory Accounting
APS prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

APS' major regulatory assets are deferred income taxes (see Note 4) and rate synchronization cost deferrals (see "Rate Synchronization Cost Deferrals" in this note). These items, combined with miscellaneous regulatory assets and liabilities, amounted to approximately $1.0 billion and $1.1 billion at December 31, 1997 and 1996, respectively, most of which are included in "Deferred Debits" on the Consolidated Balance Sheets. In accordance with the 1996 regulatory agreement (see Note 3), the Arizona Corporation Commission (ACC) accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period that began July 1, 1996. The accelerated portion of the regulatory asset amortization, approximately $120 million pretax in 1997 and $60 million pretax in 1996, is included in depreciation and amortization expense on the Consolidated Statements of Income.

During 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF 97-4, which requires that SFAS No. 71 be discontinued no later than when legislation is passed or a rate order is issued that contains sufficient detail to determine its effect on the portion of the business being deregulated, which could result in write-downs or write-offs of physical and/or regulatory assets. Additionally, the EITF determined that regulatory assets should not be written off if they are to be recovered from a portion of the entity which continues to apply SFAS No. 71.

Although the ACC has issued rules for transitioning generation services to competition, there are many unresolved issues. APS continues to apply SFAS No. 71 to all of its operations. If rate recovery of regulatory assets is no longer probable, whether due to competition or regulatory action, APS would be required to write off the remaining balance as an extraordinary charge to expense.

Utility Plant and Depreciation
Utility plant represents the buildings, equipment and other facilities used to provide electric service. The cost of utility plant includes labor, materials, contract services, other related items and capitalized interest or an allowance for funds used during construction. The cost of retired depreciable utility plant, plus removal costs less salvage realized, is charged to accumulated depreciation. See Note 13 for information on a proposed accounting standard which impacts accounting for removal costs.

Depreciation on utility property is recorded on a straight-line basis. The applicable rates as prescribed by regulators for 1995 through 1997 ranged from 1.51% to 20%, which resulted in an annual composite rate of 3.35% for 1997. Depreciation and amortization of non-utility property and equipment are provided over the estimated useful lives of the related assets, ranging from 3 to 50 years.

Capitalized Interest
In 1997, APS began capitalizing interest in accordance with SFAS No. 34, "Capitalization of Interest Cost." Capitalized interest represents the cost of debt funds used to finance construction of utility plant. Plant construction costs, including capitalized interest, are recovered in authorized rates through depreciation when completed projects are placed into commercial operation. Capitalized interest does not represent current cash earnings. The rate used to calculate capitalized interest for 1997 was 7.25%.

Prior to 1997, APS accrued an allowance for funds used during construction (AFUDC). AFUDC represented the cost of debt and equity funds used to finance construction of utility plant, and did not represent current cash earnings. AFUDC was calculated using composite rates of 7.75% for 1996 and 8.52% for 1995.

Revenues
Electric operating revenues are recognized on the accrual basis and include estimated amounts for service rendered but unbilled at the end of each accounting period.

Rate Synchronization Cost Deferrals
As authorized by the ACC, operating costs (excluding fuel) and financing costs of Palo Verde Units 2 and 3 were deferred from the commercial operation dates (September 1986 and January 1988, respectively) until the dates the units were included in a rate order (April 1988 and December 1991, respectively). Beginning July 1, 1996, the deferrals are being amortized over an eight-year period in accordance with the 1996 regulatory agreement (see Note 3). Prior to July 1, 1996, the deferrals were amortized over thirty-five year periods. Amortization of the deferrals is included in depreciation and amortization expense on the Consolidated Statements of Income.

Nuclear Fuel
Nuclear fuel is charged to fuel expense using the unit-of-production method under which the number of units of thermal energy produced in the current period is related to the total thermal units expected to be produced over the remaining life of the fuel.

Under federal law, the United States Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel, and assesses $0.001 per kWh of nuclear generation. This amount is charged to nuclear fuel expense. See Note 12 for information on spent fuel disposal and Note 13 for information on nuclear decommissioning costs.

Income Taxes
The Company files a consolidated U.S. income tax return. In accordance with an intercompany tax allocation agreement, provisions for income taxes are made by each subsidiary as if separate income tax returns were filed. The difference, if any, between these provisions and consolidated income tax expense is allocated to the parent company.

Reacquired Debt Costs
APS amortizes gains and losses on reacquired debt over the remaining life of the original debt, consistent with ratemaking. In accordance with the 1996 regulatory agreement (see Note 3), the ACC accelerated APS' amortization of the regulatory asset for reacquired debt costs to an eight-year period that began July 1, 1996. The accelerated portion of the regulatory asset amortization is included in depreciation and amortization expense on the Consolidated Statements of Income.

Statements of Cash Flows
Temporary cash investments and marketable securities are considered to be cash equivalents for purposes of the Consolidated Statements of Cash Flows. During 1997, 1996 and 1995, the Company paid interest, net of amounts capitalized, of $163.0 million, $185.9 million and $216.8 million, respectively. Income taxes paid were $146.2 million, $121.0 million and $77.4 million, respectively; and dividends paid on preferred stock of APS were $13.3 million, $17.4 million and $19.1 million, respectively.

Reclassifications
Certain   prior  year  amounts  have  been  restated  to  conform  to  the  1997 presentation.

2. ACCOUNTING MATTERS
The Financial Accounting Standards Board has issued SFAS No. 130 "Reporting Comprehensive Income," SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," all of which are effective in 1998.

SFAS No. 130 changes the reporting of certain items currently reported in the common stock equity section of the balance sheet and is not expected to have a material effect on the Company's financial statements.

SFAS No. 131 requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures.

SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to provide information that is more comparable, understandable and concise. It is not expected to have a material effect on the Company's financial statement disclosures.

3. REGULATORY MATTERS
Electric Industry Restructuring
State
The ACC has been conducting an ongoing investigation into the restructuring of the Arizona electric industry. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition. The ACC framework rules include the following major provisions:

o The rules are intended to apply to virtually all of the Arizona electric utilities regulated by the ACC, including APS.

o Each affected utility would be required to make available at least 20% of its 1995 system retail peak demand for competitive generation supply to all customer classes not later than January 1, 1999; at least 50% not later than January 1, 2001; and all of its retail demand not later than January 1, 2003.

o Electric service providers that obtain Certificates of Convenience and Necessity (CC&Ns) from the ACC would be allowed to supply, market and/or broker specified electric services at retail. These services would include electric generation, but exclude electric transmission and distribution.

o On or before December 31, 1997, each affected utility was required to file with the ACC proposed tariffs for bundled service, if different than current tariffs, and unbundled service. Bundled service means electric service elements (i.e., generation, transmission, distribution and ancillary services) provided as a package to customers within an affected utility's current service area. Unbundled service means electric service elements provided and priced separately.

o The rules indicate that the ACC will allow recovery of unmitigated stranded costs. Stranded costs are the costs of generating plants, other assets and contract commitments that were prudently incurred to serve power customers that could go unrecovered if these customers are allowed to use open access to move to another supplier. Each affected utility would be required to file with the ACC its estimates of unmitigated stranded costs. The ACC would then, after hearing and consideration of various factors, determine the magnitude of stranded costs and appropriate stranded costs recovery mechanisms and charges.

The ACC ordered in the rules that numerous issues (including reliability; stranded cost measurement and recovery; the phase-in process; bundled, unbundled and metering services; legal issues; and independent system operator and spot market development) require additional consideration prior to implementation of retail electric competition. During 1997, the ACC conducted workshops to gather input from various constituencies with respect to those issues.

In February 1998, the ACC completed a formal, generic hearing on stranded cost determination and recovery. Based on various assumptions, estimates and methodologies, APS currently estimates that its stranded costs to be recovered (excluding regulatory assets which have already been addressed by the ACC) will be less than $500 million. APS is seeking full recovery of stranded costs during a transition period proposed to go through 2006. Decisions by the ACC have not yet been made with respect to this issue.

An Arizona joint legislative committee studied electric utility industry restructuring issues in 1996 and 1997. In conjunction with that study, Arizona legislative counsel prepared memoranda in late 1997 related to the legal authority of the ACC to deregulate the Arizona electric utility industry. The memoranda raise a question as to the degree to which the ACC may, under the Arizona Constitution, deregulate any portion of the electric utility industry and allow rates to be determined by market forces.

In February 1998, a bill to facilitate implementation of retail electric competition in the state was introduced in the Arizona legislature. The bill has progressed through several stages to date. The bill includes the following major provisions: (a) requirements that large government-operated electric utilities
(i) enter into intergovernmental agreements with the ACC to promote consistent statewide practices; (ii) implement retail electric generation competition for 20% of each utility's 1995 retail peak demand by December 31, 1998 and for all customers by December 31, 1999; (iii) decrease rates by at least 10% over a ten-year period beginning as early as January 1, 1991; and (iv) recover unmitigated stranded costs through a surcharge on distribution prices; and (b) a proposal that the ACC adopt provisions for public service corporations (including investor-owned utilities such as APS) consistent with some of the bill's provisions for certain government-operated electric utilities as described above.

The Company believes that certain provisions of the ACC framework rules are deficient. In February 1997, a lawsuit was filed by APS to protect its legal rights regarding those rules. That lawsuit is pending, but two related cases filed by other utilities have been decided adversely to the utilities' positions.

The Company believes that further ACC decisions, legislation at the Arizona and federal levels and perhaps amendments to the Arizona Constitution (which amendments would require a vote of the people) will ultimately be required before significant implementation of retail electric competition can lawfully occur in Arizona. Until the manner of implementation of competition, including addressing stranded costs, is determined, the Company cannot accurately predict the impact of full retail competition on its financial position, cash flows or results of operation. As competition in the electric industry continues to evolve, the Company will continue to evaluate strategies and alternatives that will position the Company to compete in the new regulatory environment.

Federal
The Energy Policy Act of 1992 and recent rulemakings by Federal Energy Regulatory Commission (FERC) have promoted increased competition in the wholesale electric power markets. The Company does not expect these rules to have a material impact on its financial statements.

Several electric utility reform bills have been introduced during the recent congressional sessions, which as currently written, would allow consumers to choose their electric supplier by 2000 or 2003. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any substantial restructuring of the electric utility industry can occur.

1996 Regulatory Agreement
In April 1996, the ACC approved a regulatory agreement between APS and the ACC Staff. The major provisions of this agreement are:

o An annual rate reduction of approximately $48.5 million ($29 million after income taxes), or 3.4% on average for all customers except certain contract customers, effective July 1, 1996.

o Recovery of substantially all of APS' present regulatory assets through accelerated amortization over an eight-year period that began July 1, 1996, increasing annual amortization by approximately $120 million ($72 million after income taxes). See Note 1.

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

Pursuant to the price reduction formula, in May 1997, the ACC approved a retail price decrease of approximately $17.6 million ($10.5 million after income taxes), or 1.2%, effective July 1, 1997. In March 1998, APS filed with the ACC its calculation of an annual retail price reduction of approximately $17 million ($10 million after income taxes), or 1%, to become effective July 1, 1998. The amount and timing of the price decrease are subject to ACC approval.

4. INCOME TAXES
Investment  Tax Credit
Beginning in 1995, substantially all investment tax credits are being amortized over a five-year period in accordance with a 1994 rate settlement agreement.

Income Taxes
The Company follows the liability method of accounting for income taxes which requires that deferred income taxes be recorded for all temporary differences between the tax bases of assets and liabilities and the amounts recognized for financial reporting. Deferred taxes are recorded using currently enacted tax rates.

In accordance with SFAS No. 71, APS established a regulatory asset for certain temporary differences, primarily AFUDC equity, to reflect the ratemaking treatment. This regulatory asset is being amortized as the related differences reverse. In accordance with the 1996 regulatory agreement (see Note 3), the ACC accelerated APS' amortization of the regulatory asset for income taxes to an eight-year period that began July 1, 1996. The accelerated portion of the regulatory asset amortization is included in depreciation and amortization expense on the Consolidated Statements of Income.

The components of income tax expense from continuing operations are as follows:


Year Ended December 31,
(Thousands of Dollars)       1997        1996         1995
-------------------------------------------------------------
Current
  Federal                 $ 105,818    $ 105,312    $  77,869
  State                      43,172       35,052        1,081
                          -----------------------------------
Total current               148,990      140,364       78,950
Deferred                     28,729       23,752       21,339
NOL and ITC
  carryforward utilized           -            -       58,019
Change in
  valuation allowance        (3,920)     (12,142)      (6,814)
ITC amortization            (23,518)     (23,518)     (23,529)
                          -----------------------------------
Total expense             $ 150,281    $ 128,456    $ 127,965
                          ===================================


Income tax expense differed from the amount computed by multiplying income from continuing operations before income taxes by the statutory federal income tax rate due to the following:

Year Ended December 31,
(Thousands of Dollars)          1997        1996        1995
----------------------------------------------------------------
Federal income tax
  expense at statutory
    rate, 35%                 $135,148    $118,830     $114,651
Increases (reductions)
  in tax expense
  resulting from:

    Tax under book
      depreciation              14,694      19,229       18,186
    Preferred stock
      dividends of APS           4,481       5,982        6,697
    ITC amortization           (23,518)    (23,518)     (23,529)
    State income tax
      net of federal
      income tax benefit        24,497      19,565       19,245
    Change in valuation
      allowance                 (3,400)    (10,525)      (5,908)

    Other                       (1,621)     (1,107)      (1,377)
                              ---------------------------------
Income tax expense            $150,281    $128,456     $127,965
                              =================================


The components of the net deferred income tax liability were as follows:

December 31,
(Thousands of Dollars)                          1997          1996
---------------------------------------------------------------------
Deferred tax assets
  Alternative minimum tax (can be
    carried forward indefinitely)           $   53,601    $  125,735
  Deferred gain on Palo Verde
    Unit 2 sale/leaseback                       33,257        35,105
  Other                                         91,701        97,060
  Valuation allowance                                -        (7,964)
                                            ------------------------
      Total deferred tax assets                178,559       249,936
                                            ------------------------

Deferred tax liabilities
  Plant-related                              1,096,222     1,104,902
  Regulatory asset for
    income taxes                               185,084       208,647
  Rate synchronization deferrals               144,908       167,202
  Other                                         57,919        58,809
                                            ------------------------
      Total deferred tax liabilities         1,484,133     1,539,560
                                            ------------------------
Accumulated deferred
    income taxes - net                      $1,305,574    $1,289,624
                                            ========================

5. LINES OF CREDIT
APS had committed lines of credit with various banks of $400 million at December 31, 1997 and 1996, which were available either to support the issuance of commercial paper or to be used for bank borrowings. The commitment fees at December 31, 1997 and 1996 for these lines of credit ranged from 0.07% to 0.15% per annum. APS had long-term bank borrowings of $150 million and $100 million outstanding at December 31, 1997 and 1996, respectively, under these lines of credit.

APS had commercial paper borrowings outstanding of $130.8 million and $16.9 million at December 31, 1997 and 1996, respectively. The weighted average interest rate on commercial paper borrowings was 6.27% and 6.40% on December 31, 1997 and 1996, respectively. By Arizona statute, APS' short-term borrowings cannot exceed 7% of its total capitalization without the consent of the ACC.

The parent company had a revolving line of credit of $250 million and $225 million at December 31, 1997 and 1996, respectively. The commitment fees on this line ranged from 0.10% to 0.125% in 1997 and 1996. Outstanding amounts under this line at December 31, 1997 and 1996, were $155 million and $200 million, respectively.

SunCor had revolving lines of credit totalling $55 million at December 31, 1997 and 1996. The commitment fees on these lines were 0.125% in 1997 and 1996. SunCor had $40.6 million and $42.4 million outstanding under these lines at December 31, 1997 and 1996, respectively.

6. LONG-TERM DEBT
Borrowings under the APS mortgage bond indenture are secured by substantially all utility plant; SunCor's debt is collaterized by interests in certain real property; Pinnacle West's debt is unsecured. The following table presents the components of consolidated long-term debt:

December 31,                          Maturity   Interest
(Thousands of Dollars)                Dates (a)    Rates                1997            1996
----------------------------------------------------------------------------------------------
APS
First mortgage bonds                    1997      7.125%            $        -      $  150,000
                                        1998      7.625%               100,000         100,000
                                        1999      7.625%               100,000         100,000
                                        2000      5.75%                100,000         100,000
                                        2002      8.125%               125,000         125,000
                                        2004      6.625%                85,000         100,000
                                        2020      10.25%               109,550         114,550
                                        2021      9.5%                  45,140          50,810
                                        2021      9%                    72,370          72,500
                                        2023      7.25%                 97,150         100,000
                                        2024      8.75%                121,918         148,500
                                        2025      8%                    88,500         116,900
                                        2028      5.5%                  25,000          25,000
                                        2028      5.875%               154,000         154,000
Unamortized discount and premium                                        (7,033)         (8,412)
Pollution control indebtedness       2024-2031    Adjustable rate(b)   439,990         439,990
Collateralized loan                     1999      6.125%                10,000               -
Senior notes (c)                        2006      6.75%                100,000         100,000
Senior notes (c)                        1999      6.72%                 50,000               -
Debentures                              2025      10%                   75,000          75,000
Bank loans                              2002      Adjustable rate(d)   150,000         100,000
Capitalized lease obligation (e)     1997-2001    7.48%                 15,645          19,424
                                                                    --------------------------
                                                                     2,057,230       2,183,262
                                                                    --------------------------
SunCor
Revolving credit                        2000      (f)                   40,600          42,432
Bank loan                               2000      (g)                   45,000          45,000
Notes payable                        1997-2006    (h)                    5,113           7,696
                                                                    --------------------------
                                                                        90,713          95,128
                                                                    --------------------------
Pinnacle West
Revolving credit                        2001      (i)                  155,000         200,000
Senior notes                         2001-2003    (j)                   50,000          50,000
                                                                    --------------------------
                                                                       205,000         250,000
                                                                    --------------------------
Total long-term debt                                                 2,352,943       2,528,390
Less current maturities                                                108,695         156,277
                                                                    --------------------------
Total long-term debt less
  current maturities                                                $2,244,248      $2,372,113
                                                                    ==========================

(a) This schedule does not reflect the timing of redemptions which may occur prior to maturity.
(b) The weighted-average rate for the years ended December 31, 1997 and 1996 was 3.62% and 3.40%, respectively. Changes in short-term interest rates would affect the costs associated with this debt.
(c) APS has issued $150 million of first mortgage bonds ("senior note mortgage bonds") to the senior note trustee as collateral for the senior notes. The senior note mortgage bonds have the same interest rate, interest payment dates, maturity, and redemption provisions as the senior notes. APS' payments of principal, premium, and/or interest on the senior notes satisfy the Company's corresponding payment obligations on the senior note mortgage bonds. As long as the senior note mortgage bonds secure the senior notes, the senior notes will effectively rank pari passu with the first mortgage bonds. On the date that APS has repaid all of its first mortgage bonds, other than those that secure senior notes, the senior note mortgage bonds will no longer secure the senior notes and will cease to be outstanding.
(d) The weighted-average rate at December 31, 1997 and 1996 was 6.25% and 5.76%, respectively. Changes in short-term interest rates would affect the costs associated with this debt.
(e) Represents the present value of future lease payments (discounted at an interest rate of 7.48%) on a combined cycle plant sold and leased back from the independent owner-trustee formed to own the facility (see Note 10).
(f) The weighted-average rate at December 31, 1997 and 1996 was 8.60% and 8.52%, respectively. Interest for 1997 and 1996 was based on LIBOR plus 2% or prime plus 0.5%.
(g) The weighted-average rate at December 31, 1997 and 1996 was 8.44% and 7.62%, respectively. Interest for 1997 and 1996 was based on LIBOR plus 2% or prime plus 0.5%.
(h) Multiple notes primarily with variable interest rates based mostly on the lenders' prime.
(i) The weighted-average rate at December 31, 1997 and 1996 was 6.25% and 6.03%, respectively. Interest for 1997 was based on LIBOR plus 0.33%-0.4% and for 1996 was LIBOR plus 0.4%.
(j) Includes two series of notes: $25 million at 6.62% due 2001, and $25 million at 6.87% due 2003.

Aggregate annual principal payments due on total long-term debt and for sinking fund requirements through 2002 are as follows: 1998, $108.7 million; 1999, $193.0 million; 2000, $158.8 million; 2001, $182.6 million; and 2002, $275.1 million. See Note 7 for redemption and sinking fund requirements of redeemable preferred stock of APS.

7. PREFERRED STOCK OF APS
Non-redeemable preferred stock is not redeemable except at the option of APS. Redeemable preferred stock is redeemable through sinking fund obligations. Preferred stock balances of APS are shown below:

                                         Number of Shares Outstanding          Par Value Outstanding
                                                  December 31,                       December 31,       Call
(Dollars in Thousands,                                              Par Value                         Price Per
Except Per Share Amount)        Authorized     1997         1996    Per Share      1997        1996    Share (a)
-----------------------------------------------------------------------------------------------------------------
Non-Redeemable:
$1.10 preferred                   160,000     145,559      152,740   $ 25.00     $  3,639    $  3,818   $ 27.50
$2.50 preferred                   105,000      97,252      102,532     50.00        4,863       5,127     51.00
$2.36 preferred                   120,000      38,506       40,000     50.00        1,925       2,000     51.00
$4.35 preferred                   150,000      68,386       75,000    100.00        6,839       7,500    102.00
Serial preferred:               1,000,000
  $2.40 Series A                              234,839      239,900     50.00       11,742      11,995     50.50
  $2.625 Series C                             231,572      240,000     50.00       11,579      12,000     51.00
  $2.275 Series D                             164,101      199,655     50.00        8,205       9,983     50.50
  $3.25 Series E                              312,991      320,000     50.00       15,649      16,000     51.00
Serial preferred:               4,000,000(b)
  Adjustable rate
    Series Q                                  352,851      372,851    100.00       35,285      37,285        (c)
Serial preferred:              10,000,000
  $1.8125 Series W                          1,693,016    2,398,615     25.00       42,325      59,965        (d)
                                            ----------------------               --------------------
Total                                       3,339,073    4,141,293               $142,051    $165,673
                                            ======================               ====================

Redeemable:
Serial preferred:
  $10.00 Series U                             291,098      410,000   $100.00     $ 29,110    $ 41,000
  $7.875 Series V                                   -      120,000    100.00            -      12,000
                                            ----------------------               --------------------
Total                                         291,098      530,000               $ 29,110    $ 53,000
                                            ======================               ====================

(a) The actual call price per share is the indicated amount plus any accrued dividends.
(b)  This authorization also covers all outstanding redeemable preferred stock.
(c) Dividend rate adjusted quarterly to 2% below that of certain United States Treasury securities, but in no event less than 6% or greater than 12% per annum. Redeemable at par.
(d)  Redeemable at par after December 1, 1998.

If there were to be any arrearage in dividends on any of its preferred stock or in the sinking fund requirements applicable to any of its redeemable preferred stock, APS could not pay dividends on its common stock or acquire any shares thereof for consideration. The redemption requirements for the above issues for the next three years are: 1998, $10.0 million; 1999, $10.0 million; and 2000, $9.1 million. There are no redemption requirements in 2001 and 2002.

Redeemable preferred stock transactions of APS during each of the three years in the period ended December 31, 1997 are as follows:

                                       Number of      Par Value
(Dollars in Thousands)                   Shares        Amount
----------------------------------------------------------------
Balance, December 31, 1994              750,000       $ 75,000
Retirements                                   -              -
                                       -----------------------

Balance, December 31, 1995              750,000         75,000
Retirements
  $10.00 Series U                       (90,000)        (9,000)
  $7.875 Series V                      (130,000)       (13,000)
                                       -----------------------

Balance, December 31, 1996              530,000         53,000
Retirements
  $10.00 Series U                      (118,902)       (11,890)
  $7.875 Series V                      (120,000)       (12,000)
                                       -----------------------

Balance, December 31, 1997              291,098       $ 29,110
                                       =======================

8. COMMON STOCK
The Company's common stock issued during each of the three years in the period ended December 31, 1997 is as follows:

                                       Number of
(Dollars in Thousands)                   Shares          Amount (a)
-------------------------------------------------------------------
Balance, December 31, 1994              87,429,642      $1,641,196
  Common stock issued                       86,205          (2,512)
                                        --------------------------
Balance, December 31, 1995              87,515,847       1,638,684
  Common stock issued                            -          (2,330)
                                        --------------------------
Balance, December 31, 1996              87,515,847       1,636,354
  Common stock issued                            -          (2,586)
  Common stock retired                  (2,690,900)        (79,997)
                                        --------------------------

Balance, December 31, 1997              84,824,947      $1,553,771
                                        ==========================

(a)  Including premiums and expenses of preferred stock issues of APS.

9. RETIREMENT PLANS AND OTHER BENEFITS
Voluntary Severance Plan
APS sponsored a voluntary severance plan in 1996, which resulted in a pretax charge of $31.7 million (including pension and postretirement benefit expense) recorded primarily as operations and maintenance expense. Employees participating in the plan were credited with an additional year of age and service for purposes of calculating pension and postretirement benefits. The total additional pension and postretirement benefit expense recorded in 1996 for this program was $2.3 million and $5.4 million, respectively.

Pension Plans
The Company sponsors defined benefit pension plans covering substantially all employees. Benefits are based on years of service and compensation utilizing a final average pay benefit formula. Company policy is to fund not less than the minimum required contribution nor greater than the maximum tax-deductible contribution. Plan assets consist primarily of domestic and international common stocks and bonds and real estate. Pension expense, including administrative and severance costs, for 1997, 1996 and 1995 was approximately $9.3 million, $15.5 million and $10.0 million, respectively.

The components of net periodic pension costs before consideration of amounts capitalized or billed to others and excluding severance costs of $2.9 million in 1996 are as follows:

(Thousands of Dollars)          1997            1996            1995
-----------------------------------------------------------------------
Service cost - benefits
        earned during
        the period            $ 20,435        $ 23,397        $ 16,390
Interest cost on
        projected benefit
        obligation              48,402          45,124          39,762
Return on plan assets          (88,618)        (63,136)        (83,031)
Net amortization
        and deferral            39,511          19,969          46,469
                              ----------------------------------------
Net consolidated
        periodic pension
        benefit cost          $ 19,730        $ 25,354        $ 19,590
                              ========================================

A reconciliation of the funded status of the plan to the amounts recognized in the balance sheets is presented below:

(Thousands of Dollars)                       1997          1996
-----------------------------------------------------------------

Plan assets at fair value                 $ 619,412     $ 539,179
                                          -----------------------
Less:
Accumulated benefit
  obligation, including vested
  benefits of $499,559 and
  $418,052 in 1997 and 1996,
  respectively                              558,967       472,864
Effect of projected future
  compensation increases                    149,177       135,811
                                          -----------------------
Total projected benefit obligation          708,144       608,675
                                          -----------------------
Plan assets less than projected
  benefit obligation                        (88,732)      (69,496)
Plus:
  Unrecognized net loss
    from past experience
    different from that assumed              16,943         3,314
  Unrecognized prior service cost            24,792        20,563
  Unrecognized net
    transition asset                        (26,462)      (29,690)
                                          -----------------------
Accrued pension liability                 $ (73,459)    $ (75,309)
                                          =======================

Principal actuarial assumptions used were:

                                               1997         1996
-----------------------------------------------------------------

Discount rate                                  7.25%        7.75%
Rate of increase in
  compensation levels                          4.50%        4.50%
Expected long-term rate
  of return on assets                          9.00%        9.00%

In addition to the defined benefit pension plans, the Company also sponsors qualified defined contribution plans. Collectively, these plans cover substantially all employees. The plans provide for employee contributions and partial employer matching contributions after certain eligibility requirements are met. Expenses related to these plans for 1997, 1996 and 1995 were $3.9 million, $3.6 million and $3.2 million, respectively.

Postretirement Plans
The Company provides medical and life insurance benefits to its retired employees. Employees must retire to become eligible for these retirement benefits, which are based on years of service and age. The retiree medical insurance plans are contributory; the retiree life insurance plans are non-contributory. In accordance with the governing plan documents, the Company retains the right to change or eliminate these benefits.

Funding is based upon actuarially determined contributions that take tax consequences into account. Plan assets consist primarily of domestic stocks and bonds. The postretirement benefit expense for 1997, 1996 and 1995 was approximately $9.8 million, $16.2 million and $13.7 million, respectively.

The components of net periodic postretirement benefit costs before consideration of amounts capitalized or billed to others and excluding severance costs of $9.6 million in 1996 are as follows:

(Thousands of Dollars)        1997         1996          1995
----------------------------------------------------------------
Service cost - benefits
  earned during
  the period                $  7,046     $  8,168      $  6,925
Interest cost on
  accumulated benefit
  obligation                  14,441       13,525        13,879
Return on plan assets        (30,846)     (12,550)      (15,133)
Net amortization
  and deferral                27,153       12,778        17,179
                            -----------------------------------
Net consolidated
  periodic postretire-
  ment benefit cost         $ 17,794     $ 21,921      $ 22,850
                            ===================================

A reconciliation of the funded status of the plan to the amounts recognized in the balance sheets is presented below:

(Thousands of Dollars)                    1997         1996
--------------------------------------------------------------

Plan assets at fair value              $ 151,146    $ 109,763
                                       ----------------------
Less accumulated postretirement
  benefit obligation:
    Retirees                              95,309       87,146
    Fully eligible plan participants       6,120        3,720
    Other active plan participants        97,919       90,539
                                       ----------------------
Total accumulated postretirement
  benefit obligation                     199,348      181,405
                                       ----------------------
Plan assets less than accumulated
  benefit obligation                     (48,202)     (71,642)
Plus:
  Unrecognized transition
    obligation                           115,541      123,239
  Unrecognized net gain from past
    experience different from
    that assumed                         (79,013)     (62,759)
                                       ----------------------
Accrued postretirement liability       $ (11,674)   $ (11,162)
                                       ======================


Principal actuarial assumptions used were:

                                           1997          1996
--------------------------------------------------------------
Discount rate                              7.25%         7.75%
Annual salary increases for life
        insurance obligation               4.50%         4.50%
Expected long-term rate of return
        on assets - after tax              7.75%         7.75%
Initial health care cost trend
        rate - under age 65                8.00%         9.00%
Initial health care cost trend
        rate - age 65 and over             7.00%         8.00%
Ultimate health care cost trend
        rate (reached in the year 2002)    5.00%         5.50%


Assuming a 1% increase in the health care cost trend rate, the 1997 cost of postretirement benefits other than pensions would increase by approximately $6 million and the accumulated benefit obligation as of December 31, 1997 would increase by approximately $34 million.

10. LEASES
In 1986, APS entered into sale and leaseback transactions under which it sold approximately 42% of its share of Palo Verde Unit 2 and certain common facilities. The gain of approximately $140.2 million has been deferred and is being amortized to operations expense over the original lease term of 29.5 years. The leases are being accounted for as operating leases. The amounts to be paid each year approximate $40.1 million through 1999, $46.3 million in 2000, and $49.0 million through 2015. Options to renew for two additional years and to purchase the property at fair market value at the end of the lease terms are also included. Consistent with the ratemaking treatment, an amount equal to the annual lease payments is included in rent expense. A regulatory asset is recognized for the difference between lease payments and rent expense calculated on a straight-line basis.

In accordance with the 1996 regulatory agreement (see Note 3), the ACC accelerated APS' amortization of the regulatory asset for leases to an eight-year period that began July 1, 1996. The accelerated amortization is included in depreciation and amortization expense on the Consolidated Statements of Income. The balance of this regulatory asset at December 31, 1997 was $53.2 million. Lease expense was approximately $42 million in each of the years 1995 through 1997.

APS has a capital lease on a combined cycle plant which it sold and leased back. The lease requires semiannual payments of $2.6 million through June 2001, and includes renewal and purchase options based on fair market value. This plant is included in plant in service at its original cost of $54.4 million; accumulated amortization at December 31, 1997 was $46.5 million.

In  addition,  the  Company  leases  certain  land,  buildings,   equipment  and
miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates. Rent expense for 1997, 1996 and 1995 was approximately $11.2 million, $12.8 million and $15.4 million, respectively. Annual future minimum rental commitments, excluding the Palo Verde and combined cycle leases, through 2002 are as follows: 1998, $16.2 million; 1999, $16.4 million; 2000, $16.7 million; 2001, $17.8 million; and 2002, $18.2 million.
Total rental commitments after the year 2002 are estimated at $160.4 million

11. JOINTLY-OWNED FACILITIES
At December 31, 1997, APS owned interests in the following jointly-owned electric generating and transmission facilities. APS' share of related operating and maintenance expenses is included in utility operations and maintenance.

                                            Percent         Plant                     Construction
                                            Owned by          In          Accumulated    Work in
(Dollars in Thousands)                        APS           Service       Depreciation   Progress
---------------------------------------------------------------------------------------------------
Generating Facilities
  Palo Verde Nuclear Generating Station
    Units 1 and 3                             29.1%        $1,830,794       $ 628,960     $14,498
  Palo Verde Nuclear Generating Station
    Unit 2 (see Note 10)                      17.0%           572,054         213,717       9,338
  Four Corners Steam Generating Station
    Units 4 and 5                             15.0%           148,342          66,470       1,369
  Navajo Steam Generating Station
    Units 1, 2 and 3                          14.0%           182,637          82,326      33,081(a)
  Cholla Steam Generating Station
    Common Facilities (b)                     62.8%(c)         66,106          34,551         580

Transmission Facilities
  ANPP 500 KV System                          35.8%(c)         62,593          19,107       4,903
  Navajo Southern System                      31.4%(c)         27,159          16,710           -
  Palo Verde - Yuma 500 KV System             23.9%(c)         11,376           3,971           -
  Four Corners Switchyards                    27.5%(c)          3,071           1,707           1
  Phoenix - Mead System                       17.1%(c)         36,418          (2,169)        337


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

During the fourth quarter of 1997, the Palo Verde participants, including APS, entered into a contract for the fabrication of two replacement steam generators. The cost to APS is estimated at approximately $26 million. These generators will be used as replacements if performance of existing generators deteriorates to less than acceptable levels. The generators are expected on site in 2002. APS' share of installation costs is approximately $24 million.

Based on the latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although APS will continue its normal periodic assessment of these steam generators.

Under the Nuclear Waste Policy Act, DOE was to develop the facilities necessary for the storage and disposal of spent fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository, but DOE has announced that such a repository now cannot be completed before 2010. In November 1997, the Court of Appeals for the D.C. Circuit affirmed its previous decision that DOE must begin accepting spent fuel by 1998 and issued an order precluding DOE from excusing its own delay on the grounds that DOE has not yet prepared a permanent repository or interim storage facility.

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

Fuel and Purchased Power Commitments
APS is a party to various fuel and purchased power contracts with terms expiring from 1998 through 2020 that include required purchase provisions. APS estimates its 1998 contract requirements to be approximately $136 million. However, this amount may vary significantly pursuant to certain provisions in such contracts which permit APS to decrease its required purchases under certain circumstances.

APS is contractually obligated to reimburse certain coal providers for amounts incurred for coal mine reclamation. APS' share of the total obligation is estimated at $110 million. The portion of the coal mine reclamation obligation related to coal already burned is approximately $66 million at December 31, 1997 and is included in "Deferred Credits-Other" in the Consolidated Balance Sheets. A regulatory asset has been established for amounts not yet recovered from ratepayers. In accordance with the 1996 regulatory agreement (see Note 3), the ACC began accelerated amortization of APS' regulatory asset for coal mine reclamation costs over an eight-year period beginning July 1, 1996. Amortization is included in depreciation and amortization expense on the Consolidated Statements of Income. The balance of the regulatory asset at December 31, 1997 was approximately $60 million.

Construction Program
Consolidated capital expenditures in 1998 are estimated at $368 million.

13. NUCLEAR DECOMMISSIONING COSTS
APS recorded $11.4 million for decommissioning expense in each of the years 1997 and 1996. APS estimates it will cost approximately $2.0 billion ($460 million in 1997 dollars), over a 14-year period beginning in 2024, to decommission its 29.1% interest in the three Palo Verde units. Decommissioning costs are charged to expense over the respective unit's operating license term and are included in the accumulated depreciation balance until each unit is retired. Nuclear decommissioning costs are recovered in rates.

APS is utilizing a 1995 site-specific study for Palo Verde, prepared for APS by an independent consultant, that assumes the prompt removal/dismantlement method of decommissioning. APS is required to update the study every three years.

As required by regulation, APS has established external trust accounts into which quarterly deposits are made for decommissioning. As of December 31, 1997 and 1996, APS had deposited a total of $79.5 million and $68.1 million, respectively. The trust accounts are included in "Investments and Other Assets" on the Consolidated Balance Sheets at a market value of $124.6 million and $95.5 million on December 31, 1997 and 1996, respectively. The trust funds are invested primarily in fixed-income securities and domestic stock and are classified as available for sale. Realized and unrealized gains and losses are reflected in accumulated depreciation.

In February 1996, the FASB issued an exposure draft "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets" which would require the estimated present value of the cost of decommissioning and certain other removal costs to be recorded as a liability, along with an offsetting plant asset when a decommissioning or other removal obligation is incurred. The FASB has not determined when a revised exposure draft or a final statement will be issued.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Consolidated quarterly financial information for 1997 and 1996 is as follows:

(Dollars in Thousands, Except per Share Amounts)                              1997

Quarter Ended                                            March 31      June 30   September 30  December 31
----------------------------------------------------------------------------------------------------------
Operating revenues
  Electric                                               $ 379,021     $ 458,751    $ 632,821    $ 407,960
  Real estate                                               19,543        30,166       30,929       35,835
Operating income (a)                                     $  82,471     $ 150,024    $ 243,454    $  81,557
Net income                                               $  25,382     $  67,182    $ 124,340    $  18,952

Earnings per average common share outstanding
  Continuing operations and net income - basic           $    0.29     $    0.79    $    1.47    $    0.21
  Continuing operations and net income - diluted         $    0.29     $    0.78    $    1.46    $    0.21
Dividends declared per share (b)                         $   0.275     $    0.55    $       -    $    0.30

(Dollars in Thousands, Except per Share Amounts)                               1996

Quarter Ended                                            March 31      June 30    September 30 December 31
----------------------------------------------------------------------------------------------------------
Operating revenues
  Electric                                               $ 345,261     $ 426,658    $ 566,899    $ 379,454
  Real estate                                               15,994        26,150       31,892       25,452
Operating income (a)                                     $ 106,562     $ 152,094    $ 245,800    $  39,403

Income (loss) from continuing operations (c)             $  34,859     $  61,454    $ 121,406    $  (6,660)
Loss from discontinued operations - net of income tax            -             -            -       (9,539)
Extraordinary charge for early retirement of debt -
    net of income tax                                       (3,597)       (2,471)     (14,272)           -
                                                         -------------------------------------------------
Net income (loss)                                        $  31,262     $  58,983    $ 107,134    $ (16,199)
                                                         =================================================
Earnings (loss) per average common share
    outstanding
  Continuing operations - basic                          $    0.40     $    0.70    $    1.39    $   (0.08)
  Discontinued operations - basic                                -             -            -        (0.11)
  Extraordinary charge - basic                               (0.04)        (0.03)       (0.16)           -
                                                         -------------------------------------------------
  Net income - basic                                     $    0.36     $    0.67    $    1.23    $   (0.19)
                                                         =================================================
    Continuing operations - diluted                      $    0.40     $    0.70    $    1.38    $   (0.08)
    Discontinued operations - diluted                            -             -            -        (0.11)
    Extraordinary charge - diluted                           (0.04)        (0.03)       (0.16)           -
                                                         -------------------------------------------------
    Net income - diluted                                 $    0.36     $    0.67    $    1.22    $   (0.19)
                                                         =================================================
Dividends declared per share (d)                         $    0.25     $    0.50    $   0.275    $       -

(a) APS operations are subject to seasonal fluctuations primarily as a result of weather conditions. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
(b)  Dividends for the quarter ended September 30, 1997 were declared in June.
(c) Net loss for the quarter ended December 31, 1996 includes a charge of $18.9 million for a voluntary severance program.
(d) Dividends for the quarters ended September 30 and December 31, 1996 were declared in June and September, respectively.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates that the carrying amounts of its cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 1997 and 1996 due to their short maturities.

Investments in debt and equity securities are held for purposes other than trading. The December 31, 1997 and 1996 fair values of such investments, determined by using quoted market values or by discounting cash flows at rates equal to the Company's cost of capital, approximate their carrying amounts.

The carrying value of long-term debt (excluding a capitalized lease obligation) on December 31, 1997 and 1996 was $2.34 billion and $2.51 billion, respectively, and the estimated fair value was $2.38 billion and $2.47 billion, respectively. The fair value estimates are based on quoted market prices of the same or similar issues.

16. EARNINGS PER SHARE
In 1997 the Company adopted SFAS No. 128 "Earnings Per Share." This statement requires the presentation of both basic and diluted earnings per share on the financial statements. The following table presents earnings per average common share outstanding (EPS):


                       1997         1996      1995
---------------------------------------------------
Basic EPS:
  Continuing
    operations        $ 2.76      $ 2.41     $ 2.28
  Discontinued
    operations             -       (0.11)         -
  Extraordinary
    charge                 -       (0.23)     (0.13)
                      -----------------------------
  Net income          $ 2.76      $ 2.07     $ 2.15
                      =============================

Diluted EPS:
  Continuing
    operations        $ 2.74      $ 2.40     $ 2.27
  Discontinued
    operations             -       (0.11)         -
  Extraordinary
    charge                 -       (0.23)     (0.13)
                      -----------------------------
  Net income          $ 2.74      $ 2.06     $ 2.14
                      =============================

Dilutive stock options increased average common shares outstanding by 519,800 shares, 580,405 shares, and 464,926 shares in 1997, 1996 and 1995, respectively, but had no effect on net income. Total average common shares outstanding for the purposes of calculating diluted earnings per share were 86,022,709 shares, 88,021,920 shares and 87,884,226 shares in 1997, 1996 and 1995, respectively.

Options to purchase 254,450 shares of common stock at $39.75 per share were outstanding since the last quarter of 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options were still outstanding at the end of 1997.

17. STOCK OPTIONS
The Company has incentive plans under which it may grant non-qualified stock options (NQSOs), incentive stock options (ISOs) and restricted stock awards to officers and key employees.

The plans provide for the granting of new options or awards of up to 3.5 million shares at a price per option not less than fair market value on the date the option is granted. The plans also provide for the granting of any combination of stock appreciation rights or dividend equivalents. The awards outstanding under the various incentive plans at December 31, 1997 approximate 1,486,417 NQSOs, 183,190 restricted shares, and no dividend equivalent shares, ISOs or stock appreciation rights.

The FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which was effective for 1996. The statement encourages, but does not require, companies to recognize compensation expense based on the fair value method. The Company continues to recognize expense based on Accounting Principles Board Opinion No.
25. Had the Company determined compensation expense based on the fair value of its stock options, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in Thousands,
 Except per Share Amounts)       1997           1996           1995
---------------------------------------------------------------------
Net income
        As reported            $235,856        $181,180      $188,037
        Pro forma              $235,446        $180,969      $188,010
Net income per share
        As reported            $2.76           $   2.07      $   2.15
        Pro forma              $2.75           $   2.07      $   2.15

The fair value of each fixed stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                              1997            1996            1995
-------------------------------------------------------------------
Risk-free interest rate       5.66%           5.77%           5.43%
Dividend growth               4.50%           4.50%           4.50%
Volatility                   15.63%          17.10%          12.60%
Expected life (months)          60              58              56

The effects of applying SFAS No. 123 for disclosing compensation cost may not be representative of the effects on reported net income for future years because pro forma net income does not consider compensation costs for stock options granted prior to January 1, 1995.

                        PINNACLE WEST CAPITAL CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              Column A                   Column B              Column C              Column D            Column E
                                                              Additions
                                                     -----------------------------
                                        Balance at     Charged to      Charged                            Balance
                                        beginning       cost and      to other                           at end of
             Description                of period       expenses      accounts      Deductions            preiod
             -----------                ---------       --------      --------      ----------            ------
                                                                  (Thousands of Dollars)
                                                               YEAR ENDED DECEMBER 31, 1997
Real Estate Valuation Reserves              $ 41,000            $ -           $ -       $ 18,000            $ 23,000

                                                               YEAR ENDED DECEMBER 31, 1996
Real Estate Valuation Reserves              $ 47,000            $ -           $ -       $  6,000            $ 41,000

                                                               YEAR ENDED DECEMBER 31, 1995
Real Estate Valuation Reserves              $ 84,000            $ -           $ -       $ 37,000(a)         $ 47,000

(a) Represents pro-rata allocations for sale of land.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

                        ITEM 10. DIRECTORS AND EXECUTIVE
                           OFFICERS OF THE REGISTRANT

     Reference is hereby made to "Election of Directors" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 1998 (the "1998 Proxy Statement") and to the Supplemental Item --- "Executive Officers of the Registrant" in Part I of this report.

                         ITEM 11. EXECUTIVE COMPENSATION

     Reference is hereby made to the fourth and fifth paragraphs under the heading "The Board and its Committees," to "Executive Compensation," to "Human Resources Committee Report," to "Stock Performance Comparisons" and to "Executive Benefit Plans" in the 1998 Proxy Statement.

                         ITEM 12. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is hereby made to "Certain Securities Ownership" in the 1998 Proxy Statement.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is hereby made to "Executive Benefit Plans --- Employment and Severance Agreements" in the 1998 Proxy Statement.

                                     PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

     See the Index to Consolidated  Financial Statements and Financial Statement
Schedule in Part II, Item 8.

Exhibits Filed

Exhibit No.                          Description
-----------                          -----------

10.1a ---     Summary of the Pinnancle West Capital Corporation 1998 Bonus Plan

21    ---     Subsidiaries of the Company

23.1  ---     Consent of Deloitte & Touche LLP

27.1  ---     Financial Data Schedule

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:


Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
3.2              Articles of Incorporation,        19.1 to the Company's                1-8962        11-14-88
                 restated as of July 29, 1988      September 1988 Form 10-Q
                                                   Report
3.3              Bylaws, amended as of             3.1 to the Company's 1995            1-8962        4-1-96
                 February 21, 1996                 Form 10-K Report
4.1              Mortgage and Deed of Trust        4.1 to APS' September 1992           1-4473        11-9-92
                 Relating to APS' First            Form 10-Q Report
                 Mortgage Bonds, together
                 with forty-eight indentures
                 supplemental thereto
4.2              Forty-ninth Supplemental          4.1 to APS' 1992 Form 10-K           1-4473        3-30-93
                 Indenture                         Report
4.3              Fiftieth Supplemental             4.2 to APS' 1993 Form 10-K           1-4473        3-30-94
                 Indenture                         Report
4.4              Fifty-first Supplemental          4.1 to APS' August 1, 1993           1-4473        9-27-93
                 Indenture                         Form 8-K Report

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
4.5              Fifty-second Supplemental         4.1 to APS' September 30, 1993       1-4473        11-15-93
                 Indenture                         Form 10-Q Report
4.6              Fifty-third Supplemental          4.5 to APS' Registration             1-4473        3-1-94
                 Indenture                         Statement No. 33-61228 by
                                                   means of February 23, 1994
                                                   Form 8-K Report
4.7              Fifty-fourth Supplemental         4.1 to APS' Registration             1-4473        11-22-96
                 Indenture                         Statements Nos. 33-61228,
                                                   33-55473, 33-64455 and
                                                   333-15379 by means of
                                                   November 19, 1996 Form 8-K
                                                   Report
4.8              Fifty-fifth Supplemental          4.8 to APS' Registration             1-4473        4-9-97
                 Indenture                         Statement Nos. 33-55473, 33-
                                                   64455 and 333-15379 by means
                                                   of April 7, 1997 Form 8-K
                                                   Report
4.9              Agreement, dated March 21,        4.1 to APS' 1993 Form 10-K           1-4473        3-30-94
                 1994, relating to the filing of   Report
                 instruments defining the
                 rights of holders of APS
                 long-term debt not in excess
                 of 10% of APS' total assets
4.10             Indenture dated as of January     4.6 to APS' Registration             1-4473        1-11-95
                 1, 1995 among APS and The         Statement Nos. 33-61228 and
                 Bank of New York, as              33-55473 by means of January
                 Trustee                           1, 1995 Form 8-K Report
4.11             First Supplemental Indenture      4.4 to APS' Registration             1-4473        1-11-95
                 dated as of January 1, 1995       Statement Nos. 33-61228 and
                                                   33-55473 by means of January
                                                   1, 1995 Form 8-K Report
4.12             Indenture dated as of             4.5 to APS' Registration             1-4473        11-22-96
                 November 15, 1996 among           Statements Nos. 33-61228,
                 APS and The Bank of New           33-55473, 33-64455 and 333-
                 York, as Trustee                  15379 by means of November
                                                   19, 1996 Form 8-K Report

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
4.13             First Supplemental Indenture      4.6 to APS' Registration             1-4473        11-22-96
                                                   Statements Nos. 33-61228,
                                                   33-55473, 33-64455 and 333-
                                                   15379 by means of November
                                                   19, 1996 Form 8-K Report
4.14             Second Supplemental               4.10 to APS' Registration            1-4473        4-9-97
                 Indenture                         Statement Nos. 33-55473, 33-
                                                   64455 and 333-15379 by means
                                                   of April 7, 1997 Form 8-K
                                                   Report
4.15             Agreement of Resignation,         4.1 to APS' September 25, 1995       1-4473        10-24-95
                 Appointment, Acceptance           Form 8-K Report
                 and Assignment dated as of
                 August 18, 1995 by and
                 among APS, Bank of
                 America National Trust and
                 Savings Association and The
                 Bank of New York
4.16             Rights Agreement, amended         4.1 to the Company's 1990            1-8962        3-28-91
                 as of November 14, 1990,          Form 10-K Report
                 between the Company and
                 The Valley National Bank of
                 Arizona, as Rights Agent,
                 which includes the Certificate
                 of Designation of Series A
                 Participating Preferred Stock
                 as Exhibit A, the form of
                 Rights Certificate as Exhibit
                 B and the Summary of Rights
                 as Exhibit
4.17             Specimen Certificate of           4.2 to the Company's 1988            1-8962        3-31-89
                 Pinnacle West Capital             Form 10-K Report
                 Corporation Common Stock,
                 no par value
4.18             Agreement, dated March 29,        4.1 to the Company's 1987            1-8962        3-30-88
                 1988, relating to the filing of   Form 10-K Report
                 instruments defining the
                 rights of holders of long-term
                 debt not in excess of 10% of
                 the Company's total assets

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
4.19             Indenture dated as of January     4.10 to APS' Registration            1-4473        1-16-98
                 15, 1998 among APS and The        Statement Nos. 333-15379 and
                 Chase Manhattan Bank, as          333-27551 by means of January
                 Trustee                           13, 1998 Form 8-K Report
4.20             First Supplemental Indenture      4.3 to APS' Registration             1-4473        1-16-98
                 dated as of January 15, 1998      Statement Nos. 333-15379 and
                                                   333-27551 by means of January
                                                   13, 1998 Form 8-K Report
10.3             Agreement, dated December         4.1 to the Company's December        1-8962        12-7-89
                 6, 1989, between the              6, 1989 Form 8-K Report
                 Company and the Office of
                 Thrift Supervision, United
                 States Department of
                 Treasury, and related
                 documents
10.4             Release from the Office of        10.1 to the Company's 1989           1-8962        3-31-89
                 Thrift Supervision, United        Form 10-K Report
                 States Department of
                 the Treasury, to the
                 Company, dated March 22,
                 1990, releasing the Company
                 from its purported obligations
                 under the Stipulation and
                 under any other source of
                 alleged obligation of the
                 Company to infuse equity
                 capital into MeraBank
10.5             Release from the Federal          10.2 to the Company's 1989           1-8962        3-31-89
                 Deposit Insurance                 Form 10-K Report
                 Corporation to the Company,
                 dated Marc 22, 1990,
                 releasing the Company from
                 its purported obligations
                 under the Stipulation and
                 under any other source of
                 alleged obligation of the
                 Company to infuse equity
                 capital into MeraBank

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.6             Release from the Resolution       10.3 to the Company's 1989           1-8962        3-31-89
                 Trust Corporation (in its         Form 10-K Report
                 corporate capacity) to the
                 Company, dated March 21,
                 1990, releasing the Company,
                 from its purported obligation
                 under the Stipulation and
                 under any other source of
                 alleged obligation of the
                 Company to infuse equity
                 capital into MeraBank
10.7             Release from the Resolution       10.4 to the Company's 1989           1-8962        3-31-89
                 Trust Corporation (in its         Form 10-K Report
                 capacity as Receiver of
                 MeraBank) to the Company,
                 dated March 21, 1990,
                 releasing the Company from
                 its purported obligations
                 under the Stipulation and
                 under any other source of
                 alleged obligation to the
                 Company to infuse equity
                 capital into MeraBank
10.8ad           Form of Key Executive             10.5 to the Company's 1989           1-8962        3-31-89
                 Employment and Severance          Form 10-K Report
                 Agreement between the
                 Company and each of its
                 executive officers
10.9a            Employment Agreement,             10.1 to the Company's 1990           2-96386       3-28-91
                 effective as of February 5,       Form 10-K Report
                 1990, between Richard Snell
                 and the Company
10.10            Two separate                      10.2 to APS' September 1991          1-4473        11-14-91
                 Decommissioning Trust             Form 10-Q Report
                 Agreements (relating to
                 PVNGS  Units 1 and 3,
                 respectively), each dated July
                 1, 1991, between APS and
                 Mellon Bank, N.A., as
                 Decommissioning Trustee

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.11            Amendment No. 1 to                10.1 to APS' 1994 Form 10- K         1-4473        3-30-95
                 Decommissioning Trust             Report
                 Agreement (PVNGS Unit 1),
                 dated as of December 1, 1994
10.12            Amendment No. 1 to                10.2 to APS' 1994 Form 10-K          1-4473        3-30-95
                 Decommissioning Trust             Report
                 Agreement (PVNGS Unit 3),
                 dated as of December 1, 1994
10.13            Amendment No. 2 to APS            10.4 to APS' 1996 Form 10-K          1-4473        3-28-97
                 Decommissioning Trust             Report
                 Agreement (PVNGS Unit 1)
                 dated as of July 1, 1991
10.14            Amendment No. 2 to APS            10.6 to APS' 1996 Form 10-K          1-4473        3-28-97
                 Decommissioning Trust             Report
                 Agreement (PVNGS Unit 3)
                 dated as of July 1, 1991
10.15            Amended and Restated              10.1 to the Company's 1991           1-8962        3-26-92
                 Decommissioning Trust             Form 10-K Report
                 Agreement (PVNGS Unit 2)
                 dated as of January 31, 1992,
                 among APS, Mellon Bank,
                 N.A., as Decommissioning
                 Trustee, and State Street Bank
                 and Trust Company, as
                 successor to The First
                 National  Bank of Boston, as
                 Owner Trustee under two
                 separate Trust Agreements,
                 each with a separate Equity
                 Participant, and as Lessor
                 under two separate Facility
                 Leases, each relating to an
                 undivided interest in PVNGS
                 Unit 2
10.16            First Amendment to                10.2 to APS' 1992 Form 10-K          1-4473        3-30-93
                 Amended and Restated              Report
                 Decommissioning Trust
                 Agreement (PVNGS Unit 2),
                 dated as of November 1, 1992

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.17            Amendment No. 2 to                10.2 to APS' 1994 Form 10-K          1-4473        3-30-95
                 Amended and Restated              Report
                 Decommissioning Trust
                 Agreement (PVNGS Unit 2),
                 dated as of November 1, 1994
10.18            Amendment No. 3 to                10.1 to APS' June 1996 Form          1-4473        8-9-96
                 Amended and Restated              10-Q Report
                 Decommissioning Trust
                 Agreement (PVNGS Unit 2),
                 dated as of November 1, 1994
10.19            Amendment No. 4 to APS            10.5 to APS' 1996 Form 10-K          1-4473        3-28-97
                 Amended and Restated              Report
                 Decommissioning Trust
                 Agreement (PVNGS Unit 2)
                 dated as of January 31, 1992
10.20            Asset Purchase and Power          10.1 to APS' June 1991 Form          1-4473        8-8-91
                 Exchange Agreement dated          10-Q Report
                 September 21, 1990 between
                 APS and PacifiCorp, as
                 amended as of October 11,
                 1990 and as of July 18, 1991
10.21            Long-Term Power                   10.2 to APS' June 1991 Form          1-4473        8-8-91
                 Transaction Agreement dated       10-Q Report
                 September 21, 1990 between
                 APS and PacifiCorp, as
                 amended as of October 11,
                 1990, and as of July 8, 1991
10.22            Amendment No. 1 dated             10.3 to APS' 1995 Form 10-K          1-4473        3-29-96
                 April 5, 1995 to the              Report
                 Long-Term Power
                 Transaction Agreement and
                 Asset Purchase and Power
                 Exchange Agreement
                 between PacifiCorp and APS
10.23            Restated Transmission             10.4 to APS' 1995 Form 10-K          1-4473        3-29-96
                 Agreement between                 Report
                 PacifiCorp and APS dated
                 April 5, 1995

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.24            Contract among PacifiCorp,        10.5 to APS' 1995 Form 10-K          1-4473        3-29-96
                 APS and United States             Report
                 Department of Energy
                 Western Area Power
                 Administration, Salt Lake
                 Area Integrated Projects for
                 Firm Transmission Service
                 dated May 5, 1995
10.25            Reciprocal Transmission           10.6 to APS' 1995 Form 10-K          1-4473        3-29-86
                 Service Agreement between         Report
                 APS and PacifiCorp dated as
                 of March 2, 1994
10.26            Contract, dated July 21, 1984,    10.31 to the Company's Form          2-96386       3-13-85
                 with DOE providing for the        S-14 Registration Statement
                 disposal of nuclear fuel
                 and/or high-level radioactive
                 waste, ANPP
10.27            Indenture of Lease with           5.01 to APS' Form S-7                2-59644       9-1-77
                 Navajo Tribe of Indians, Four     Registration Statement
                 Corners Plant
10.28            Supplemental and Additional       5.02 to APS' Form S-7                2-59644       9-1-77
                 Indenture of Lease, including     Registration Statement
                 amendments and supplements
                 to original lease with Navajo
                 Tribe of Indians, Four
                 Corners Plant
10.29            Amendment and Supplement          10.36 to the Company's               1-8962        7-25-85
                 No. 1 to Supplemental and         Registration Statement on Form
                 Additional Indenture of Lease     8-B Report
                 Four Corners, dated April 25,
                 1985
10.30            Application and Grant of          5.04 to APS' Form S-7                2-59644       9-1-77
                 10.31 multi-party                 Registration Statement
                 rights-of-way and easements,
                 Four Corners Plant Site

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.31            Application and Amendment         10.37 to the Company's               1-8962        7-25-85
                 No. 1 to Grant of multi-party     Registration Statement on Form
                 rights-of-way and easements,      8-B
                 Four Corners Power Plant
                 Site dated April 25, 1985
10.32            Application and Grant of          5.05 to APS' Form S-7                2-59644       9-1-77
                 Arizona Public Service            Registration Statement
                 Company rights-of-way and
                 easements, Four Corners
                 Plant Site
10.33            Application and Amendment         10.38 to the Company's               1-8962        7-25-85
                 No. 1 to Grant of Arizona         Registration Statement on Form
                 Public Service Company            8-B
                 rights-of-way and easements,
                 Four Corners Power Plant Site
                 dated April 25, 1985
10.34            Indenture of Lease, Navajo        5(g) to APS' Form S-7                2-36505       3-23-70
                 Units 1, 2, and 3                 Registration Statement
10.35            Application and Grant of          5(h) to APS' Form S-7                2-36505       3-23-70
                 rights-of-way and easements,      Registration Statement
                 Navajo Plant
10.36            Water Service Contract            5(1) to APS' Form S-7                2-394442      3-16-71
                 Assignment with the United        Registration Statement
                 States Department of Interior,
                 Bureau of Reclamation,
                 Navajo Plant

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.37            Arizona Nuclear Power             10. 1 to APS' 1988 Form 10-K         1-4473        3-8-89
                 Project Participation
                 Agreement, dated August 23,
                 1973, among APS Salt River
                 Project Agricultural
                 Improvement and Power
                 District, Southern California
                 Edison Company' Public
                 Service Company of New
                 Mexico, El Paso Electric
                 Company,  Southern
                 California Public Power
                 Authority, and Department of
                 Water and Power of the City
                 of Los Angeles, and
                 amendments 1-12 thereto
10.38            Amendment No. 13, dated as        10.1 to APS' March 1991 Form         1-4473        5-15-91
                 of April 22, 1991, to Arizona     10-Q
                 Nuclear Power Project
                 Participation Agreement,
                 dated August 23, 1973,
                 among APS, Salt River
                 Project Agricultural
                 Improvement and Power
                 District, Southern California
                 Edison Company, Public
                 Service Company of New
                 Mexico, El Paso Electric
                 Company, Southern
                 California Public Power
                 Authority, and Department of
                 Water and Power of the City
                 of Los Angeles
10.39c           Facility Lease, dated as of       4.3 to APS' Form S-3                 33-9480       10-24-86
                 August 1, 1986, between           Registration Statement
                 State Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, in its capacity as
                 Owner Trustee, as Lessor,
                 and APS, as Lessee

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.40c           Amendment No. 1, dated as         10.5 to APS' September 1986          1-4473        12-4-86
                 of November 1, 1986, to           Form 10-Q Report by means of
                 Facility Lease, dated as of       Amendment No. on December
                 August 1, 1986, between           3, 1986 Form 8
                 State Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, in its capacity as
                 Owner Trustee, as Lessor,
                 and APS, as Lessee
10.41c           Amendment No. 2 dated as of       10.3 to APS' 1988 Form 10-K          1-4473        3-8-89
                 June 1, 1987 to Facility Lease    Report
                 dated as of August 1, 1986
                 between State Street Bank
                 and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Lessor, and APS, as Lessee
10.42c           Amendment No. 3, dated as         10.3 to APS' 1992 Form 10-K          1-4473        3-30-93
                 of March 17, 1993, to Facility    Report
                 Lease, dated as of August 1,
                 1986, between State Street
                 Bank and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Lessor, and APS, as Lessee
10.43            Facility Lease, dated as of       10.1 to APS' November 18             1-4473        1-20-87
                 December 15, 1986, between        1986 Form 8-K Report
                 State Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, in its capacity as
                 Owner Trustee, as Lessor,
                 and APS, as Lessee

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.44            Amendment No. 1, dated as         4.13 to APS' Form S-3                1-4473        8-24-87
                 of August 1, 1987, to Facility    Registration Statement No.
                 Lease, dated as of December       33-9480 by means of August 1,
                 15, 1986, between State           1987 Form 8-K Report
                 Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, as Lessor, and APS,
                 as Lessee
10.45            Amendment No. 2, dated as         10.4 to APS' 1992 Form 10-K          1-4473        3-30-93
                 of  March 17, 1993, to            Report
                 Facility Lease, dated as of
                 December 15, 1986, between
                 State Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, as Lessor, and APS,
                 as Lessee
10.46a           Directors' Deferred               10.1 to APS' June 1986 Form          1-4473        8-13-86
                 Compensation Plan, as             10-Q Report
                 restated, effective January 1,
                 1986
10.47a           Second Amendment to the           10.2 to APS' 1993 Form 10-K          1-4473        3-30-94
                 Arizona Public Service            Report
                 Company Deferred
                 Compensation Plan, effective
                 as of January 1, 1993
10.48a           Third Amendment to the            10.1 to APS' September 1994          1-4473        11-10-94
                 Arizona Public Service            Form 10-Q
                 Company Directors' Deferred
                 Compensation Plan, effective
                 as of May 1, 1993
10.49a           Arizona Public Service            10.4 to APS' 1988 Form 10-K          1-4473        3-8-89
                 Company Deferred                  Report
                 Compensation Plan, as
                 restated, effective January 1,
                 1984, and the second and
                 third amendments thereto,
                 dated December 22, 1986,
                 and December 23, 1987
                 respectively

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.50            Third Amendment to the            10.3 to APS' 1993 Form 10-K          1-4473        3-30-94
                 Arizona Public Service            Report
                 Company Deferred
                 Compensation Plan, effective
                 as of January 1, 1993
10.51a           Fourth Amendment to the           10.2 to APS' September 1994          1-4473        11-10-94
                 Arizona Public Service            Form 10-Q Report
                 Company Deferred
                 Compensation Plan effective
                 as of May 1, 1993
10.52a           Fifth Amendment to the            10.3 to APS' 1996 Form 10-K          1-4473        3-28-97
                 Arizona Public Service            Report
                 Company Deferred
                 Compensation Plan
10.53a           1998 APS Management               10.1 to APS' 1997 Form 10-K          1-4473        3-30-98
                 Variable Pay Plan                 Report
10.54a           1998 APS Senior                   10.2 to APS' 1997 Form 10-K          1-4473        3-30-98
                 Management Variable Pay           Report
                 Plan
10.55a           1997 APS Officers Variable        10.3 to APS' 1997 Form 10-K          1-4473        3-30-98
                 Pay Plan                          Report
10.56a           Pinnacle West Capital             10.10 to APS' 1995 Form 10-K         1-4473        3-29-86
                 Corporation, Arizona Public       Report
                 Service Company, SunCor
                 Development Company and
                 El Dorado Investment
                 Company Deferred
                 Compensation Plan as
                 amended and restated
                 effective January 1, 1996
10.57a           Arizona Public Service            10.11 to APS' 1995 Form 10-K         1-4473        3-29-86
                 Company Supplemental              Report
                 Excess Benefit Retirement
                 Plan as amended and restated
                 on  December 20, 1995

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.58a           Pinnacle West Capital             10.7 to APS' 1994 Form 10-K          1-4473        3-30-95
                 Corporation and Arizona           Report
                 Public Service Company
                 Directors' Retirement Plan,
                 effective as of January 1,
                 1995
10.59a           Letter Agreement dated            10.7 to APS' 1994 Form 10-K          1-4473        3-30-96
                 December 21, 1993, between        Report
                 APS and William L. Stewart
10.60a           Agreement for Utility             10.6 to APS' 1988 Form 10-K          1-4473        3-8-89
                 Consulting Services, dated        Report
                 March 1, 1985, between APS
                 and Thomas G. Woods, Jr.,
                 and Amendment No. 1 thereto,
                 dated January 6, 1986
10.61a           Letter Agreement, dated April     10.7 to APS' 1988 Form 10-K          1-4473        3-8-89
                 3, 1978, between APS and O.       Report
                 Mark DeMichele, regarding
                 certain retirement benefits
                 granted to Mr. DeMichele
10.62a           Letter Agreement dated July       10.1 to APS' September 1995          1-4473        11-14-95
                 28, 1995, between APS and         10-Q Report
                 Jaron B. Norberg regarding
                 certain of Mr. Norberg's
                 retirement benefits.
10.63a           Letter Agreement dated as of      10.8 to APS' 1995 Form 10-K          1-4473        3-29-96
                 January 1, 1996 between APS       Report
                 and Robert G. Matlock &
                 Associates, Inc. for
                 consulting services
10.64            Letter Agreement dated            10.7 to APS' 1996 Form 10-K          1-4473        3-28-97
                 October 9, 1996 between           Report
                 APS and Jaron B. Norberg
10.65            Letter Agreement dated            10.8 to APS' 1996 Form 10-K          1-4473        3-28-97
                 August 16, 1996 between           Report
                 APS and William L. Stewart
10.66            Letter Agreement between          10.2 to APS' September 1997          1-4473        11-12-97
                 APS and William L. Stewart        Form 10-Q Report

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.67            Letter Agreement dated            10.9 to APS' 1996 Form 10-K          1-4473        3-28-97
                 November 27, 1996 between         Report
                 APS and George A.
                 Schreiber, Jr.
10.68ad          Key Executive Employment          10.3 to APS' 1989 Form 10-K          1-4473        3-8-90
                 and Severance Agreement           Report
                 between APS and certain
                 executive of officers of APS
10.69ad          Revised form of Key               10.5 to APS' 1993 Form 10-K          1-4473        3-30-94
                 Executive' Employment and         Report
                 Severance Agreement
                 between APS and certain
                 executive officers of APS
10.70ad          Second revised form of Key        10.9 to APS' 1994 Form 10-K          1-4473        3-30-95
                 Executive Employment and          Report
                 Severance Agreement
                 between APS and certain
                 executive officers of APS
10.71ad          Key Executive Employment          10.4 to APS' 1989 Form 10-K          1-4473        3-8-90
                 and Severance Agreement           Report
                 between APS and certain
                 managers of APS
10.72ad          Revised form of Key               10.4 to APS' 1993 Form 10-K          1-4473        3-30-94
                 Executive Employment and          Report
                 Severance Agreement
                 between APS and certain key
                 employees of APS
10.73ad          Second revised Form of Key        10.8 to APS' 1994 Form 10-K          1-4473        3-30-95
                 Executive Employment and          Report
                 Severance Agreement
                 between APS and certain key
                 employees of APS
10.74a           Pinnacle West Capital             10.1 to APS' 1992 Form 10-K          1-4473        3-30-93
                 Corporation Stock Option and      Report
                 Incentive Plan

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.75a           Pinnacle West Capital             A to the Proxy Statement for the     1-8962        4-16-94
                 Corporation 1994 Long-Term        Plan Report for the Company's
                 Incentive Plan, effective as of   1994 Annual Meeting of
                 March 23, 1994                    Shareholders
10.76a           Pinnacle West Capital             B to the Proxy Statement for the     1-8962        4-16-94
                 Corporation Director Equity       Plan Report for the Company's
                 Participation Plan                1994 Annual Meeting of
                                                   Shareholders
10.77            Agreement No. 13904               10.3 to APS' 1991 Form 10-K          1-4473        3-19-92
                 (Option and Purchase of           Report
                 Effluent) with Cities of
                 Phoenix, Glendale, Mesa,
                 Scottsdale, Tempe, Town of
                 Youngtown, and Salt River
                 Project Agricultural
                 Improvement and Power
                 District, dated April 23, 1973
10.78            Agreement for the Sale and        10.4 to A PS' 1991 Form 10-K         1-4473        3-19-92
                 purchase of Wastewater            Report
                 Effluent with City of Tolleson
                 and Salt River Agricultural
                 Improvement and Power
                 District, dated June 12, 1981,
                 including Amendment No. 1
                 dated as of November 12,
                 1981 and Amendment No. 2
                 dated as of June 4, 1986
10.79a           First Amendment to                10.2 to the Company's 1995           1-8962        4-1-96
                 Employment Agreement,             Form 10-K Report
                 effective March 31, 1995,
                 between Richard Snell and
                 the Company
10.80a           Second Amendment to               10.2 to the Company's 1996           1-8962        3-31-97
                 Employment Agreement,             Form 10-K Report
                 effective February 5, 1997,
                 between Richard Snell and
                 the Company
10.81a           APS Director Equity Plan          10.1 to September 1997 Form          1-4473        11-12-97
                                                   10-Q Report

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
99.1             Collateral Trust Indenture        4.2 to APS' 1992 Form 10 K           1-4473        3-30-93
                 among PVNGS II Funding            Report
                 Corp., Inc., APS and
                 Chemical Bank, as Trustee
99.2             Supplemental Indenture to         4.3 to APS' 1992 Form 10 K           1-4473        3-30-93
                 Collateral Trust Indenture        Report
                 among PVNGS II Funding
                 Corp., Inc., APS and
                 Chemical Bank, as Trustee
99.3c            Participation Agreement,          28.1 to APS' September 1992          1-4473        11-9-92
                 dated as of August 1, 1986,       Form 10-Q Report
                 among PVNGS Funding
                 Corp., Inc., Bank of America
                 National Trust and Savings
                 Association, State Street
                 Bank and Trust Company, as
                 successor to The First
                 National Bank of Boston, in
                 its individual capacity and as
                 Owner Trustee, Chemical
                 Bank, in its individual
                 capacity and as Indenture
                 Trustee, APS, and the Equity
                 Participant named therein
99.4c            Amendment No. 1 dated as of       10.8 to APS' September 1986          1-4473        12-4-86
                 November 1, 1986, to              Form 10-Q Report by means of
                 Participation Agreement,          Amendment No. 1, on
                 dated as of August 1, 1986,       December 3, 1986 Form 8
                 among PVNGS Funding
                 Corp., Inc., Bank of America
                 National Trust and Savings
                 Association, State Street
                 Bank and Trust Company, as
                 successor to The First
                 National Bank of Boston, in
                 its individual capacity and as
                 Owner Trustee, Chemical
                 Bank, in its individual
                 capacity and as Indenture
                 Trustee, APS, and the Equity
                 Participant named therein

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
99.5c            Amendment No. 2, dated as         28.4 to APS' 1992 Form 10-K          1-4473        3-30-93
                 of March 17, 1993, to             Report
                 Participation  Agreement,
                 dated as of August 1, 1986,
                 among PVNGS Funding
                 Corp., Inc., PVNGS II
                 Funding Corp., Inc., State
                 Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, in its individual
                 capacity and as Owner
                 Trustee, Chemical Bank, in
                 its individual capacity and as
                 Indenture Trustee, APS, and
                 the Equity Participant named
                 therein
99.6c            Trust Indenture, Mortgage,        4.5 to APS' Form S-3                 33-9480       10-24-86
                 Security Agreement and            Registration Statement
                 Assignment of Facility Lease,
                 dated as of August 1, 1986,
                 between State Street Bank
                 and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee, and Chemical
                 Bank, as Indenture Trustee
99.7c            Supplemental Indenture No.        10.6 to APS' September 1986          1-4473        12-4-86
                 1, dated as of November 1,        Form 10-Q Report by means of
                 1986 to Trust Indenture,          Amendment No. 1 on December
                 Mortgage, Security                3, 1986 Form 8
                 Agreement and Assignment
                 of Facility Lease, dated as of
                 August 1, 1986, between
                 State Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, as Owner Trustee,
                 and Chemical Bank, as
                 Indenture Trustee

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
99.8c            Supplemental Indenture No. 2      28.14 to APS' 1992 Form 10-K         1-4473        3-30-93
                 to Trust Indenture, Mortgage,     Report
                 Security Agreement and
                 Assignment of Facility Lease,
                 dated as of August 1, 1986,
                 between State Street Bank
                 and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee, and Chemical
                 Bank, as Lease Indenture
                 Trustee
99.9c            Assignment, Assumption and        28.3 to APS' Form S-3                33-9480       10-24-86
                 Further Agreement, dated as       Registration Statement
                 of August 1, 1986, between
                 APS and State Street Bank
                 and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee
99.10c           Amendment No. 1, dated as         10.10 to APS' September 1986         1-4473        12-4-86
                 of November 1, 1986, to           Form 10-Q Report by means of
                 Assignment, Assumption and        Amendment No. l on December
                 Further Agreement, dated as       3, 1986 Form 8
                 of August 1, 1986, between
                 APS and State Street Bank
                 and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee
99.11c           Amendment No. 2, dated as         28.6 to APS' 1992 Form 10-K          1-4473        3-30-93
                 of March 17, 1993, to             Report
                 Assignment, Assumption and
                 Further Agreement, dated as
                 of August 1, 1986, between
                 APS and State Street Bank
                 and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
99.12            Participation Agreement,          28.2 to APS' September 1992          1-4473        11-9-92
                 dated as of December 15,          Form 10-Q Report
                 1986, among PVNGS
                 Funding Report Corp., Inc.,
                 State Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, in its individual
                 capacity and as Owner
                 Trustee, Chemical Bank, in
                 its individual capacity and as
                 Indenture Trustee under a
                 Trust Indenture, APS, and the
                 Owner Participant named
                 therein
99.13            Amendment No. 1, dated as         28.20 to APS' Form S-3               1-4473        8-10-87
                 of August 1, 1987, to             Registration Statement No.
                 Participation Agreement,          33-9480 by means of a
                 dated as of December 15,          November 6, 1986 Form 8-K
                 1986, among PVNGS                 Report
                 Funding Corp., Inc. as
                 Funding Corporation, State
                 Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, as Owner Trustee,
                 Chemical Bank, as Indenture
                 Trustee, APS, and the Owner
                 Participant named therein

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
99.14            Amendment No. 2, dated as         28.5 to APS' 1992 Form 10-K          1-4473        3-30-93
                 of March 17, 1993, to             Report
                 Participation Agreement,
                 dated as of December 15,
                 1986, among PVNGS
                 Funding Corp., Inc., PVNGS
                 II Funding Corp., Inc., State
                 Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, in its individual
                 capacity and as Owner
                 Trustee, Chemical Bank, in
                 its individual capacity and as
                 Indenture Trustee, APS, and
                 the Owner Participant named
                 therein
99.15            Trust Indenture, Mortgage,        10.2 to APS' November 18,            1-4473        1-20-87
                 Security Agreement and            1986 Form 10-K Report
                 Assignment of Facility Lease,
                 dated as of December 15,
                 1986, between State Street
                 Bank and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee, and Chemical
                 Bank, as Indenture Trustee
99.16            Supplemental Indenture No.        4.13 to APS' Form S-3                1-4473        8-24-87
                 1, dated as of August 1, 1987,    Registration Statement No.
                 to Trust Indenture, Mortgage,     33-9480 by means of August 1,
                 Security Agreement and            1987 Form 8-K Report
                 Assignment of Facility Lease,
                 dated as of December 15,
                 1986, between State Street
                 Bank and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee, and Chemical
                 Bank, as Indenture Trustee

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
99.17            Supplemental Indenture No. 2      4.5 to APS' 1992 Form 10-K           1-4473        3-30-93
                 to Trust Indenture Mortgage,      Report
                 Security Agreement and
                 Assignment of Facility Lease,
                 dated as of December 15,
                 1986, between State Street
                 Bank and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee, and Chemical
                 Bank, as Lease Indenture
                 Trustee
99.18            Assignment, Assumption and        10 5 to APS' November 18,            1-4473        1-20-87
                 Further Agreement, dated as       1986 Form 8-K Report
                 of December 15, 1986,
                 between APS and State Street
                 Bank and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee
99.19            Amendment No. 1, dated as         28.7 to APS' 1992 Form 10-K          1-4473        3-30-93
                 of March 17, 1993, to             Report
                 Assignment, Assumption and
                 Further Agreement, dated as
                 of December 15, 1986,
                 between APS and State Street
                 Bank and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee
99.20c           Indemnity Agreement dated         28.3 to APS' 1992 Form 10-K          1-4473        3-30-93
                 as of March 17, 1993 by APS       Report
99.21            Extension Letter, dated as of     28.20 to APS' Form S-3               1-4473        8-10-87
                 August 13, 1987, from the         Registration Statement No.
                 signatories of the                33-9480 by means of a
                 Participation Agreement to        November 6, 1986 Form 8-K
                 Chemical Bank                     Report
99.22            Arizona Corporation               28.1 to APS' 1991 Form 10-K          1-4473        3-19-92
                 Commission Order dated            Report
                 December 6, 1991

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
99.23            Arizona Corporation               10.1 to APS' June 1994 form          1-4473        8-12-94
                 Commission Order dated            10-Q Report
                 June 1, 1994
99.24            Rate Reduction Agreement          10.1 to APS' December 4, 1995        1-4473        12-14-95
                 dated December 4, 1995            8-K Report
                 between APS and the ACC
                 Staff
99.25            ACC Order dated April 24,         10.1 to APS' March 1996 Form         1-4473        5-14-96
                 1996                              10-Q Report
99.26            Arizona Corporation               99.1 to APS' 1996 Form 10-K          1-4473        3-28-97
                 Commission Order, Decision        Report
                 No. 59943, dated December
                 26, 1996, including the Rules
                 regarding the introduction of
                 retail competition in Arizona

---------------

     (a)Management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

     (b)Reports filed under File No. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

     (c)An additional document, substantially identical in all material respects to this Exhibit, has been entered into, relating to an additional Equity Participant. Although such additional document may differ in other respects (such as dollar amounts, percentages, tax indemnity matters, and dates of execution), there are no material details in which such document differs from this Exhibit.

     (d)Additional agreements, substantially identical in all material respects to this Exhibit have been entered into with additional persons. Although such additional documents may differ in other respects (such as dollar amounts and dates of execution), there are no material details in which such agreements differ from this Exhibit.


Reports on Form 8-K

     During the quarter ended December 31, 1997, and the period ended March 23, 1998, the Company did not file any Reports on Form 8-K.

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


                                           PINNACLE WEST CAPITAL CORPORATION
                                                     (Registrant)


Date:  March 31, 1998                    /s/ Richard Snell
                                        ----------------------------------------
                                        (Richard Snell, Chairman of the Board of
                                        Directors and Chief Executive Officer)


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

                    Signature                                           Title                                 Date
                    ---------                                           -----                                 ----

/s/ Richard Snell                                         Principal Executive Officer                   March 31, 1998
--------------------------------------------------        and Director
(Richard Snell, Chairman of the Board of
Directors and Chief Executive Officer)


/s/ William J. Post                                       President and Director                        March 31, 1998
--------------------------------------------------
(William J. Post)


                                                          Principal Financial Officer,                  March 31, 1998
/s/ George A. Schreiber, Jr.                              Principal Accounting Officer,
--------------------------------------------------        Executive Vice President and
(George A. Schreiber, Jr.)                                Director


/s/ Pamela Grant                                          Director                                      March 31, 1998
--------------------------------------------------
(Pamela Grant)


/s/ Roy A. Herberger, Jr.                                 Director                                      March 31, 1998
--------------------------------------------------
(Roy A. Herberger, Jr.)


/s/ Martha O. Hesse                                       Director                                      March 31, 1998
--------------------------------------------------
(Martha O. Hesse)


/s/ William S. Jamieson, Jr.                              Director                                      March 31, 1998
--------------------------------------------------
(William S. Jamieson, Jr.)

                    Signature                                           Title                                 Date
                    ---------                                           -----                                 ----

/s/ John R. Norton, III                                   Director                                      March 31, 1998
--------------------------------------------------
(John R. Norton, III)


/s/ Humberto S. Lopez                                     Director                                      March 31, 1998
--------------------------------------------------
(Humberto S. Lopez)


/s/ Douglas J. Wall                                       Director                                      March 31, 1998
--------------------------------------------------
(Douglas J. Wall)

                                       74