Form 10-Q
period 1998-03-31
PINNACLE WEST CAPITAL CORP
filed 1998-05-15
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                               ------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number    1-8962
                       ------------

                        PINNACLE WEST CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Arizona                                                86-0512431
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

400 E. Van Buren St., P.O. Box 52132, Phoenix, Arizona           85072-2132
------------------------------------------------------           ----------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (602) 379-2500

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                 Number of shares of common stock, no par value, outstanding as of May 14, 1998: 84,808,018

                                    Glossary
                                    --------


ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

APS - Arizona Public Service Company

Cholla - Cholla Power Plant

Company - Pinnacle West Capital Corporation

EITF - Emerging Issues Task Force

EITF 97-4 - Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity --- Issues Related to the Applications of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises --- Accounting for the Discontinuation of Application of FASB Statement No. 71"

El Dorado - El Dorado Investment Company

EPA - United States Environmental Protection Agency

FERC - Federal Energy Regulatory Commission

Four Corners - Four Corners Power Plant

ITC - Investment tax credit

1997 10-K - Pinnacle West Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1997

NGS - Navajo Generating Station

Palo Verde - Palo Verde Nuclear Generating Station

Pinnacle West - Pinnacle West Capital Corporation

Power Coordination Agreement - 1955 agreement between the Company and Salt River Project that provides for certain electric system and power sales

Rules - Rules adopted by the ACC for the introduction of retail electric competition in Arizona

SFAS No. 71 - Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"

SFAS No. 130 - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"

SFAS No. 131 - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"

SFAS No. 132 - Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits"

Salt River Project - Salt River Project Agricultural Improvement and Power District

SunCor - SunCor Development Company

Territorial Agreement - 1955 agreement between the Company and Salt River Project that has provided exclusive retail service territories in Arizona as against each other

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements.
-----------------------------

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                       Three Months Ended
                                                            March 31,
                                                      1998            1997
                                                  ------------    ------------
Operating Revenues
   Electric                                       $    380,423    $    379,021
   Real estate                                          34,161          19,543
                                                  ------------    ------------
Total                                                  414,584         398,564
                                                  ------------    ------------

Fuel Expenses
   Fuel for electric generation                         50,328          51,122
   Purchased power                                      23,589          34,347
                                                  ------------    ------------
Total                                                   73,917          85,469
                                                  ------------    ------------

Operating Expenses
   Utility operations and maintenance                   96,416          88,016
   Real estate operations                               30,236          19,762
   Depreciation and amortization                        92,830          92,602
   Taxes other than income taxes                        30,348          30,244
                                                  ------------    ------------
Total                                                  249,830         230,624
                                                  ------------    ------------
Operating Income                                        90,837          82,471
                                                  ------------    ------------

Other Income (Deductions)
   Interest on long-term debt                          (39,710)        (39,451)
   Other interest                                       (2,707)         (4,501)
   Capitalized interest                                  4,151           3,834
   Preferred stock dividend requirements of APS         (2,878)         (3,626)
   Other-net                                             4,359           4,223
                                                  ------------    ------------
Total                                                  (36,785)        (39,521)
                                                  ------------    ------------
Income Before Income Tax                                54,052          42,950
Income Tax Expense                                      22,966          17,568
                                                  ------------    ------------
Net Income                                        $     31,086    $     25,382
                                                  ============    ============

Average Common Shares Outstanding                   84,785,309      87,418,663

Earnings Per Average Common Share Outstanding:
  Net income - basic                              $       0.37    $       0.29
                                                  ============    ============
  Net income - diluted                            $       0.36    $       0.29
                                                  ============    ============

Dividends Declared Per Share                      $      0.300    $      0.275
                                                  ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                     Twelve Months Ended
                                                                           March 31,
                                                                     1998            1997
                                                                 ------------    ------------
Operating Revenues
   Electric                                                      $  1,879,955    $  1,752,032
   Real estate                                                        131,091         103,037
                                                                 ------------    ------------
Total                                                               2,011,046       1,855,069
                                                                 ------------    ------------

Fuel Expenses
   Fuel for electric generation                                       200,547         239,181
   Purchased power                                                    224,528         115,539
                                                                 ------------    ------------
Total                                                                 425,075         354,720
                                                                 ------------    ------------

Operating Expenses
   Utility operations and maintenance                                 407,834         430,987
   Real estate operations                                             122,102          98,300
   Depreciation and amortization                                      368,513         333,174
   Taxes other than income taxes                                      121,650         118,120
                                                                 ------------    ------------
Total                                                               1,020,099         980,581
                                                                 ------------    ------------
Operating Income                                                      565,872         519,768
                                                                 ------------    ------------

Other Income (Deductions)
   Allowance for equity funds used during construction                   --             3,534
   Interest on long-term debt                                        (160,929)       (165,000)
   Other interest                                                     (16,879)        (23,419)
   Capitalized interest                                                16,525          10,106
   Preferred stock dividend requirements of APS                       (12,055)        (16,241)
   Other-net                                                            4,705          (4,192)
                                                                 ------------    ------------
Total                                                                (168,633)       (195,212)
                                                                 ------------    ------------
Income From Continuing Operations Before Income Tax                   397,239         324,556
Income Tax Expense                                                    155,679         122,974
                                                                 ------------    ------------
Income From Continuing Operations                                     241,560         201,582
Loss from Discontinued Operations, Net of Income Tax of $6,461           --            (9,539)
Extraordinary Charge for Early Retirement of Debt,
     Net of Income Tax of $11,341                                        --           (16,743)
                                                                 ------------    ------------
Net Income                                                       $    241,560    $    175,300
                                                                 ============    ============

Average Common Shares Outstanding                                  84,853,589      87,433,676

Earnings (Loss) Per Average Common Share Outstanding:
Continuing Operations - Basic                                    $       2.85    $       2.30
Net Income - Basic                                               $       2.85    $       2.00
Continuing Operations - Diluted                                  $       2.83    $       2.29
Net Income - Diluted                                             $       2.83    $       1.99

Dividends Declared Per Share                                     $      1.150    $      1.050
                                                                 ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                     ASSETS
                                     ------
                             (Thousands of Dollars)

                                                         March 31,    December 31,
                                                           1998           1997
                                                       ------------   ------------

Current Assets
   Cash and cash equivalents                           $     22,119   $     27,484
   Customer and other receivables--net                      139,615        183,507
   Accrued utility revenues                                  49,531         58,559
   Material and supplies                                     72,902         70,634
   Fossil fuel                                               10,854          9,621
   Deferred income taxes                                     57,888         57,887
   Other current assets                                      44,007         41,408
                                                       ------------   ------------
      Total current assets                                  396,916        449,100
                                                       ------------   ------------

Investments and Other Assets
   Real estate investments--net                             355,857        365,921
   Other assets                                             220,709        215,027
                                                       ------------   ------------
      Total investments and other assets                    576,566        580,948
                                                       ------------   ------------

Utility Plant
   Electric plant in service and held for future use      7,024,991      7,009,059
   Less accumulated depreciation and
     amortization                                         2,685,184      2,620,607
                                                       ------------   ------------
      Total                                               4,339,807      4,388,452
   Construction work in progress                            270,147        237,492
   Nuclear fuel, net of amortization                         58,737         51,624
                                                       ------------   ------------
      Net utility plant                                   4,668,691      4,677,568
                                                       ------------   ------------

Deferred Debits
   Regulatory asset for income taxes                        444,887        458,369
   Rate synchronization cost deferrals                      345,068        358,871
   Other deferred debits                                    313,480        325,561
                                                       ------------   ------------
      Total deferred debits                               1,103,435      1,142,801
                                                       ------------   ------------

Total Assets                                           $  6,745,608   $  6,850,417
                                                       ============   ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                             LIABILITIES AND EQUITY
                             ----------------------
                             (Thousands of Dollars)

                                                     March 31,    December 31,
                                                       1998           1997
                                                   ------------   ------------

Current Liabilities
   Accounts payable                                $     80,038   $    117,429
   Accrued taxes                                        138,328         84,610
   Accrued interest                                      28,465         32,974
   Short-term borrowings                                 81,000        130,750
   Current maturities of long-term debt                   8,313        108,695
   Customer deposits                                     30,924         30,672
   Other current liabilities                             27,962         18,534
                                                   ------------   ------------
      Total current liabilities                         395,030        523,664
                                                   ------------   ------------

Long-Term Debt Less Current Maturities                2,283,235      2,244,248
                                                   ------------   ------------

Deferred Credits and Other
   Deferred income taxes                              1,350,797      1,363,461
   Deferred investment tax credit                        48,435         50,861
   Unamortized gain - sale of utility plant              81,219         82,363
   Other                                                393,697        387,223
                                                   ------------   ------------
      Total deferred credits and other                1,874,148      1,883,908
                                                   ------------   ------------

Commitments and Contingencies (Notes 5, 8 and 9)

Minority Interests
   Non-redeemable preferred stock of APS                141,317        142,051
                                                   ------------   ------------

   Redeemable preferred stock of APS                     19,110         29,110
                                                   ------------   ------------

Common Stock Equity
   Common stock, no par value                         1,553,453      1,553,771
   Retained earnings                                    479,315        473,665
                                                   ------------   ------------
      Total common stock equity                       2,032,768      2,027,436
                                                   ------------   ------------

Total Liabilities and Equity                       $  6,745,608   $  6,850,417
                                                   ============   ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                             (THOUSANDS OF DOLLARS)

                                                      Three Months Ended
                                                           March 31,
                                                       1998         1997
                                                    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                          $  31,086    $  25,382

   Items not requiring cash
      Depreciation and amortization                   101,443      100,322
      Deferred income taxes--net                      (11,419)      (8,816)
      Deferred investment tax credit                   (2,426)      (2,352)
      Other--net                                        1,325       (5,661)
   Changes in current assets and liabilities
      Customer and other receivables--net              44,468       24,718
      Accrued utility revenues                          9,028        6,244
      Materials, supplies and fossil fuel              (3,501)       2,196
      Other current assets                             (2,585)      (1,133)
      Accounts payable                                (37,749)     (51,383)
      Accrued taxes                                    53,384       51,438
      Accrued interest                                 (4,509)     (10,900)
      Other current liabilities                        10,679      (11,916)
   Decrease in land held                               11,051        1,673
   Other--net                                           8,527       28,286
                                                    ---------    ---------
Net Cash Flow Provided By Operating Activities        208,802      148,098
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                               (60,848)     (77,129)
   Capitalized interest                                (4,151)      (3,834)
   Other--net                                             (89)       1,797
                                                    ---------    ---------
Net Cash Flow Used For Investing Activities           (65,088)     (79,166)
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                          99,375        2,507
   Short-term borrowings--net                         (49,750)     199,400
   Dividends paid on common stock                     (25,436)     (24,042)
   Repayment of long-term debt                       (162,216)    (194,098)
   Redemption of preferred stock                      (10,599)     (25,980)
   Other--net                                            (453)        (813)
                                                    ---------    ---------
Net Cash Flow Used For Financing Activities          (149,079)     (43,026)
                                                    ---------    ---------
Net Cash Flow                                          (5,365)      25,906
Cash and Cash Equivalents at Beginning of Period       27,484       26,686
                                                    ---------    ---------
Cash and Cash Equivalents at End of Period          $  22,119    $  52,592
                                                    =========    =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized          $  40,942    $  50,096
      Income taxes                                  $   4,600    $   4,001

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

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Pinnacle West and its subsidiaries as of March 31, 1998, the results of operations for the three months and twelve months ended March 31, 1998 and 1997, and the cash flows for the three months ended March 31, 1998 and 1997. It is suggested that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the 1997 10-K.

3. The operations of APS are subject to seasonal fluctuations, with variations in energy usage by customers occurring from season to season and from month to month within a season, primarily as a result of changing weather conditions. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the three months ended March 31, 1998.

5. Regulatory Matters --- Electric Industry Restructuring

State

ACC Rules. The ACC has been conducting an ongoing investigation into the restructuring of the Arizona electric industry. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition. The ACC framework rules include the following major provisions:

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

o Electric service providers that obtain Certificates of Convenience and Necessity (CC&Ns) from the ACC would be allowed to supply, market, and/or broker specified  electric  services at retail.  These  services would include
         electric   generation,    but   exclude   electric   transmission   and
         distribution.

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

o The rules indicate that the ACC will allow recovery of unmitigated stranded costs. Stranded costs are the costs of generating plants, other assets and contract commitments that were prudently incurred to serve power customers that could go unrecovered if these customers are allowed to use open access to move to another supplier. Each affected utility would be required to file with the ACC its estimates of unmitigated stranded costs. The ACC would then, after hearing and consideration of various factors, determine the magnitude of stranded costs and appropriate stranded cost recovery mechanisms and charges.

The ACC ordered in the rules that numerous issues (including reliability; stranded cost measurement and recovery; the phase-in process, bundled, unbundled and metering services; legal issues; and independent system operator and spot market development) require additional consideration prior to implementation of retail electric competition. During 1997, the ACC conducted workshops to gather input from various constituencies with respect to those issues. In 1998, the ACC has continued conducting workshops on certain of the issues.

In February 1998, the ACC completed a formal, generic hearing on stranded cost determination and recovery. Based on various assumptions, estimates and methodologies, APS currently estimates that its stranded costs to be recovered (excluding regulatory assets which have already been addressed by the ACC) will be less than $500 million. APS is seeking full recovery of stranded costs during a transition period proposed to go through 2006. On May 6, 1998, an ACC Hearing Officer issued a Recommended Decision in the above proceeding that, although recommending an opportunity for full recovery of APS' stranded costs, would impose certain conditions and restrictions on stranded cost recovery. However, final decisions by the ACC have not yet been made with respect to this issue.

The Company believes that certain provisions of the ACC framework rules are deficient. In February 1997, a lawsuit was filed by APS to protect its legal rights regarding those rules. That lawsuit is pending but two related cases filed by other utilities have been partially decided in a manner adverse to those utilities' positions.

Legislative Initiatives. An Arizona joint legislative committee studied electric utility industry restructuring issues in 1996 and 1997. In conjunction with that study, Arizona legislative counsel prepared memoranda in late 1997 related to the legal authority of the ACC to deregulate the Arizona electric utility industry. The memoranda raise a question as to the degree to which the ACC may, under the Arizona Constitution, deregulate any portion of the electric utility industry and allow rates to be determined by market forces. This latter issue (the ability of the ACC to set rates based on the competitive market) was decided in favor of the ACC in the related lawsuits referenced in the preceding paragraph.

In May 1998, the final version of a bill to facilitate implementation of retail electric competition in the state was approved by the House/Senate conference committee of the Arizona legislature. The bill includes the following major provisions: (a) requirements that Arizona's largest government-operated electric utility (Salt River Project) and, at their option, smaller city electric systems
(i) open their service territories to electric service providers to implement retail electric generation competition for 20% of each utility's 1995 retail peak demand by December 31, 1998 and for all retail customers by December 31, 2000; (ii) decrease rates by at least 10% over a ten-year period beginning as early as January 1, 1991; (iii) implement procedures and public processes, including judicial review at the request of either an interested party or the Arizona Attorney General, for establishing the terms, conditions and pricing of electric services as well as certain other decisions affecting retail electric competition, which procedures and processes are comparable to those already applicable to public service corporations; (b) a description of the factors which form the basis of consideration by Salt River Project in determining stranded costs; and (c) a requirement, both for public power entities and public service corporations (including APS), that billing, collection, metering and meter reading services be provided on a competitive basis during the first two years of competition only for customers having demands in excess of one megawatt (and that are eligible for competitive generation services), and thereafter for all customers receiving competitive electric generation.

The legislature will also review and make recommendations for the 1999 Arizona legislature on certain issues, including: whether public power entities excluded from the current bill should be included; taxation issues associated with electric competition; regulation of public power entities outside their service territory; constitutional issues relating to facilitating electric competition; system priority, capacity, capability and reliability; antitrust issues; and public power entities compliance with the code of conduct and affiliate issues between competitive and noncompetitive service electricity providers. The bill now goes to the Arizona House and Senate for a final vote and, if passed, to the Governor for consideration.

Federal

The Energy Policy Act of 1992 and recent rulemakings by FERC have promoted increased competition in the wholesale electric power markets. The Company does not expect these rules to have a material impact on its financial statements.

Several electric utility reform bills have been introduced during recent congressional sessions, which as currently written, would allow consumers to choose their electricity suppliers by 2000 or 2003. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any substantial restructuring of the electric utility industry can occur.

Regulatory Accounting

APS prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. APS' existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets, which amounted to approximately $0.9 billion at March 31, 1998. In accordance with the 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period that began July 1, 1996.

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

General

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

6. Regulatory Matters --- 1996 Regulatory Agreement

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

Pursuant to the price reduction formula, in May 1997, the ACC approved a retail price decrease of approximately $17.6 million ($10.5 million after income taxes), or 1.2%, effective July 1, 1997. In March 1998, APS filed with the ACC its calculation of an annual price reduction of approximately $17 million ($10 million after income taxes), or 1.1%, to become effective July 1, 1998. The amount and timing of the price decrease are subject to ACC approval.

7. Agreement with Salt River Project

On April 25, 1998, APS and Salt River Project entered into a Memorandum of Agreement in anticipation of, and to facilitate, the opening of the Arizona electric industry. The Agreement contains the following major components (some of which are subject to approval of their respective Boards of Directors):

o APS and Salt River Project would amend the Territorial Agreement to remove any barriers to the provision of competitive electricity supply and non-distribution services.

o APS and Salt River Project would amend the Power Coordination Agreement to lower the price that APS will pay Salt River Project for purchased power by approximately $17 million (pretax) in 1999 and by lesser annual amounts through 2006.

o APS and Salt River Project agreed on certain legislative positions regarding electric utility restructuring at the state and federal level.

An ACC docket has been established so that the ACC may review certain provisions of the Agreement. The ACC Staff has requested the ACC Hearing Division to issue a procedural order to govern the proceedings before the ACC on this matter. In its request, the ACC Staff identified certain issues that it believes the ACC should consider, including whether (a) the Territorial Agreement remains in the public interest,

(b) the Agreement is a contract in restraint of trade, and (c) the Agreement will materially lessen the potential for retail electric competition in Arizona. APS cannot predict what action, if any, will result from any ACC hearings that may be held with respect to the Agreement.

The Antitrust Unit of the Arizona Attorney General's Office, which has been involved in the ongoing regulatory and legislative proceedings regarding the restructuring of the Arizona electric industry, has requested clarification of the operation of certain of the Agreement's provisions. APS is currently engaged in discussions with the Arizona Attorney General's Office regarding this matter.

8. The Palo Verde participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $79 million, subject to an annual limit of $10 million per incident. Based upon APS' 29.1% interest in the three Palo Verde units, APS' maximum potential assessment per incident is approximately $69 million, with an annual payment limitation of approximately $9 million.

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

9. APS has encountered tube cracking in the Palo Verde steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically and these analyses indicate that it will be economically desirable for APS to replace the Unit 2 steam generators between 2003 and 2008. APS estimates that its share of the replacement costs (in 1998 dollars and including installation and replacement power costs) will be approximately $50 million, most of which will be incurred after the year 2000. During the fourth quarter of 1997, the Palo Verde participants, including APS, entered into a contract for the fabrication of two replacement steam generators. The cost to APS is estimated at approximately $26 million. These generators will be used as replacements if performance of existing generators deteriorates to less than acceptable levels. The generators are expected on site in 2002. APS' share of installation costs is approximately $24 million. Based on the latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although APS will continue its normal periodic assessment of these steam generators.

10. In the first quarter of 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This standard changed the reporting of certain items previously reported in the common stock equity section of the balance sheet. The effects of adopting SFAS No. 130 were not material to the Company's consolidated financial statements.

The Financial Accounting Standards Board issued SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," both of which are effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. It is not expected to have a material effect on the Company's financial statement disclosures.

                        PINNACLE WEST CAPITAL CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
--------------

Operating Results
-----------------

        The following table shows the income and/or loss of Pinnacle West and its subsidiaries for the three-month and twelve-month periods ended March 31, 1998 and 1997:
                                  Income (Loss)
                                   (Unaudited)
                             (Thousands of Dollars)

                         Three Months Ended             Twelve Months Ended
                              March 31,                       March 31,
                         1998            1997            1998            1997
                      ---------       ---------       ---------       ---------

APS                   $  29,057       $  25,019       $ 242,728       $ 210,269

SunCor                    3,239           1,088           7,485           6,452

El Dorado                 3,169           3,270           8,089           3,777

Pinnacle West (1)        (4,379)         (3,995)        (16,742)        (45,198)

                      ---------       ---------       ---------       ---------
NET INCOME            $  31,086       $  25,382       $ 241,560       $ 175,300
                      =========       =========       =========       =========

(1) Includes Pinnacle West's interest expense, extraordinary charge for early retirement of debt, discontinued operations and operating expenses, net of income tax benefits. Income tax benefits (expenses) are as follows (in thousands): $(921) and $386 for the three months ended March 31, 1998 and 1997, respectively; and $1,443 and $20,033 for the twelve months ended March 31, 1998 and 1997 respectively.

         APS
         ---

         Operating  Results -  Three-month  period ended March 31, 1998 compared
         -----------------------------------------------------------------------
         with three-month period ended March 31, 1997
         --------------------------------------------

         Earnings increased $4 million in the three-month comparison primarily because of strong customer growth, partially offset by increased operations and maintenance expenses.

         Operating revenues increased $1 million because the effects of customer growth ($13 million) and weather ($3 million) offset a decrease in sales for resale ($10 million) and a price reduction ($4 million). See Note 6 of Notes to Condensed Consolidated Financial Statements for information on the price reduction. Sales for resale are wholesale electricity sales to third parties who resell the electricity to their customers. The decrease in sales for resale was a result of changes in power marketing activity, which can vary from period to period without corresponding effects on earnings because of related fluctuations in purchased power costs.

         Operation and maintenance expenses increased $8 million as a result of growth and increased expenses due to impending competition, increased outages at coal plants and other miscellaneous factors, partially offset by savings resulting from a 1996 voluntary severance program.

         Operating  Results - Twelve-month  period ended March 31, 1998 compared
         ------------------------------- ---------------------------------------
         with twelve-month period ended March 31, 1997
         ---------------------------------------------

         Earnings increased $32 million in the twelve-month comparison ended March 31, 1998 primarily because of customer growth; a $32 million pretax charge in 1996 for a voluntary severance program; two fuel-related settlements in the third quarter of 1997; and lower financing costs. These positive factors more than offset the effects of the 1996 regulatory agreement with the ACC, which, in the twelve-month comparison, resulted in $27 million of additional regulatory asset amortization and a $28 million revenue decrease caused by two retail price reductions. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information about the regulatory agreement. In the period ended March 31, 1997, APS also recognized $11 million of income tax benefits associated with capital loss carryforwards.

         Operating revenues increased $128 million primarily because of increases in sales for resale ($95 million); customer growth ($59 million) and weather effects ($12 million). As mentioned above, these positive factors were partially offset by the $28 million revenue decrease caused by retail price reductions and by various other factors ($10 million). Sales for resale are wholesale electricity sales to third parties who resell the electricity to their customers. The increase in sales for resale was a result of increased activity in competitive bulk power markets. The increase in sales for resale did not significantly affect earnings because it was substantially offset by higher power puchases.

         The two fuel-related settlements increased APS' pretax earnings by approximately $21 million. APS' income statement reflects these settlements as reductions in fuel expense and as other income.

         Operations and maintenance expenses were lower because of the charge for the voluntary severance program recorded in 1996 and related savings in 1997. These savings were partially offset by increased expenses as a result of growth and competition, and other miscellaneous factors.

         Financing costs decreased $10 million because of lower amounts of outstanding debt and preferred stock.

         Non-Utility Operations
         ----------------------

         The parent company's losses decreased in the twelve-month period due to lower interest expense resulting from debt reduction. The twelve-month period ended March 1997 included extraordinary charges related to the early retirement of debt and a loss from discontinued operations on a legal matter related to MeraBank, A Federal Savings Bank (a former subsidiary).

         SunCor's earnings increased in both the three-month and twelve-month periods due primarily to an increase in net land and home sales.

         El Dorado's increase in earnings in the twelve-month period was the result of investment sales.

         Other Income
         ------------

         As part  of a 1994  rate  settlement  with  the  ACC,  APS  accelerated amortization of substantially all deferred ITCs over a five-year period that ends on December 31, 1999. The amortization of ITCs decreases annual consolidated income tax expense by approximately $24 million.

Liquidity and Capital Resources
-------------------------------

         Parent Company
         --------------

         The parent company's cash requirements and its ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of the 1997 10-K.

         As a result of the 1996 regulatory agreement (see Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), the parent company has invested $50 million in APS in 1996 and 1997 and will invest similar amounts annually in 1998 and 1999.

         The Board declared a quarterly dividend of 30 cents per share of common stock, payable June 1, 1998 to shareholders of record on May 1, 1998, totaling approximately $ 25.4 million.

         APS
         ---

         For the three months ended March 31, 1998, APS incurred approximately $60 million in capital expenditures, which is approximately 19% of the most recently estimated 1998 capital expenditures. APS' projected capital expenditures for the next three years are: 1998, $323 million; 1999, $313 million; and 2000, $306 million, respectively. These amounts include about $30 - $35 million each year for nuclear fuel expenditures. In addition, APS is considering expanding certain of its businesses over the next several years, which may result in increased expenditures.

         APS' long-term debt and preferred stock redemption requirements and payment obligations on a capitalized lease for the next three years are: 1998, $165 million; 1999, $174 million; and 2000, $109 million. During the three months ended March 31, 1998, APS redeemed approximately $135 million of its long-term debt and approximately $11 million of its preferred stock with cash from operations and long-term and short-term debt. As a result of the 1996 regulatory agreement (see Note 6 of Notes to Condensed Consolidated Financial Statements), the parent company invested $50 million in APS in 1996 and 1997 and will invest similar amounts annually in 1998 and 1999. During the three months ended March 31, 1998, APS issued $100 million of its unsecured debt.

         Although provisions in APS' bond indenture, articles of incorporation, and financing orders from the ACC establish maximum amounts of additional first mortgage bonds and preferred stock that APS may issue, management does not expect any of these restrictions to limit APS' ability to meet its capital requirements.

Year 2000 Technology Issues
---------------------------

         The Company has made, and will continue to make, certain modifications to its computer hardware and software systems and applications to ensure they are capable of handling dates in the year 2000 and thereafter. The Company's major computer systems have been updated and other systems are being analyzed for potential modifications. The financial impact on the Company is not anticipated to be material to its financial position, cash flows or results of operations. The Company is in the process of formal communications with its significant suppliers, business partners, and large customers to determine the extent to which it may be affected by these third parties' plans to remediate their own year 2000 issues in a timely manner.

Competition and Electric Industry Restructuring
-----------------------------------------------

         See Note 5 of Notes to Condensed  Consolidated  Financial Statements in
Part I, Item 1 of this report for discussions of competitive developments and regulatory accounting. See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of a proposed amendment to a Power Coordination Agreement with Salt River Project that APS estimates would reduce its pretax costs for purchased power by approximately $17 million in 1999 and by lesser annual amounts through 2006.

Rate Matters
------------

         See Note 5 of Notes to Condensed  Consolidated  Financial Statements in
Part I, Item 1 of this report for a discussion of a proposed price reduction.

Forward-Looking Statements
--------------------------

         The above discussion contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax and environmental legislation; the ability of APS to successfully compete outside its traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; and technological developments in the electric industry.

         These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by the Company.

                           PART II - OTHER INFORMATION
                           ---------------------------

        The following information relates primarily to Pinnacle West and its principal subsidiary, APS.

ITEM 5.      Other Information
------------------------------

Purported Navajo Environmental Regulation
-----------------------------------------

         As previously reported, in February 1998, the EPA promulgated regulations specifying those provisions of the Clean Air Act for which it is appropriate to treat Indian tribes in the same manner as states, and APS reviewed the regulations to determine what effect they may have on Four Corners and NGS. See "Environmental Matters --- Purported Navajo Environmental Regulation" in Part I, Item 1 of the 1997 10-K. On April 10, 1998, APS filed a Petition for Review in the United States Court of Appeals for the District of Columbia. Arizona Public Service Company v. United States Environmental Protection Agency, No. 98-1196.

         Palo Verde Nuclear Generating Station
         -------------------------------------

         See Note 9 of Notes to Condensed  Consolidated  Financial Statements in
Part I, Item 1 of this report for a discussion of issues regarding the Palo Verde steam generators.

         Construction and Financing Programs
         -----------------------------------

         See "Liquidity and Capital Resources" in Part I, Item 2 of this report for a discussion of the Company's construction and financing programs.

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

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits

Exhibit No.       Description
-----------       -----------

27.1              Financial Data Schedule

         (b)  Reports on Form 8-K

         During the quarter ended March 31, 1998, and the period from April 1 through May 14, 1998, the Company filed no reports on Form 8-K.

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




                                       PINNACLE WEST CAPITAL CORPORATION
                                                  (Registrant)





Dated:  May 15, 1998                     By: /s/ George A. Schreiber, Jr.
                                            ------------------------------------
                                            George A. Schreiber, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer
                                            and Officer Duly Authorized
                                            to sign this Report)