Form 10-Q
period 1998-06-30
PINNACLE WEST CAPITAL CORP
filed 1998-08-14
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998
                               ----------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------

Commission file number    1-8962
                        -----------

                        PINNACLE WEST CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Arizona                                          86-0512431
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

400 E. Van Buren St., P.O. Box 52132, Phoenix, Arizona               85072-2132
------------------------------------------------------               ----------
              (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:           (602) 379-2500

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

                 Number of shares of common stock, no par value,
                  outstanding as of August 12, 1998: 84,740,070

                                    Glossary
                                    --------

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

APS - Arizona Public Service Company

Company - Pinnacle West Capital Corporation

DOE - United States Department of Energy

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

SFAS No. 128 - Statement of Financial Accounting Standards No. 128, "Earnings Per Share"

SFAS No. 131 - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"

SFAS No. 133 - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"

Salt River Project - Salt River Project Agricultural Improvement and Power District

SunCor - SunCor Development Company

Territorial Agreement - 1955 agreement between APS and Salt River Project that has provided exclusive retail service territories in Arizona as against each other

                                      -2-
                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements.
-----------------------------

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                        Three Months Ended
                                                             June 30,
                                                       1998            1997
                                                   ------------    ------------
Operating Revenues
   Electric                                        $    441,715    $    458,751
   Real estate                                           28,916          30,166
                                                   ------------    ------------
Total                                                   470,631         488,917
                                                   ------------    ------------

Fuel Expenses
   Fuel for electric generation                          50,434          55,626
   Purchased power                                       45,151          43,684
                                                   ------------    ------------
Total                                                    95,585          99,310
                                                   ------------    ------------

Operating Expenses
   Utility operations and maintenance                   102,713          89,162
   Real estate operations                                26,213          28,301
   Depreciation and amortization                         93,585          91,809
   Taxes other than income taxes                         29,930          30,311
                                                   ------------    ------------
Total                                                   252,441         239,583
                                                   ------------    ------------
Operating Income                                        122,605         150,024
                                                   ------------    ------------

Other Income (Deductions)
   Interest on long-term debt                           (38,067)        (41,232)
   Other interest                                        (4,374)         (5,973)
   Capitalized interest                                   4,874           5,339
   Preferred stock dividend requirements of APS          (2,435)         (3,195)
   Other - net                                              192           4,823
                                                   ------------    ------------
Total                                                   (39,810)        (40,238)
                                                   ------------    ------------
Income Before Income Tax                                 82,795         109,786
Income Tax Expense                                       33,798          42,604
                                                   ============    ============
Net Income                                         $     48,997    $     67,182
                                                   ============    ============

Average Common Shares Outstanding                    84,810,790      85,155,688

Earnings Per Average Common Share Outstanding:
  Net income - basic                               $       0.58    $       0.79
  Net income - diluted                             $       0.57    $       0.78

Dividends Declared Per Share                       $      0.600    $      0.550
                                                   ============    ============

 See Notes to Condensed Consolidated Financial Statements.

                                      -3-
                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                         Six Months Ended
                                                             June 30,
                                                       1998            1997
                                                   ------------    ------------
Operating Revenues
   Electric                                        $    822,138    $    837,772
   Real estate                                           63,077          49,709
                                                   ------------    ------------
Total                                                   885,215         887,481
                                                   ------------    ------------

Fuel Expenses
   Fuel for electric generation                         100,762         106,748
   Purchased power                                       68,740          78,031
                                                   ------------    ------------
Total                                                   169,502         184,779
                                                   ------------    ------------

Operating Expenses
   Utility operations and maintenance                   199,129         177,178
   Real estate operations                                56,449          48,063
   Depreciation and amortization                        186,415         184,411
   Taxes other than income taxes                         60,278          60,555
                                                   ------------    ------------
Total                                                   502,271         470,207
                                                   ------------    ------------
Operating Income                                        213,442         232,495
                                                   ------------    ------------

Other Income (Deductions)
   Interest on long-term debt                           (78,282)        (81,520)
   Other interest                                        (7,081)        (10,474)
   Capitalized interest                                   9,530          10,010
   Preferred stock dividend requirements of APS          (5,313)         (6,821)
   Other - net                                            4,551           9,046
                                                   ------------    ------------
Total                                                   (76,595)        (79,759)
                                                   ------------    ------------
Income Before Income Tax                                136,847         152,736
Income Tax Expense                                       56,764          60,172
                                                   ============    ============
Net Income                                         $     80,083    $     92,564
                                                   ============    ============

Average Common Shares Outstanding                    84,798,120      86,280,924

Earnings Per Average Common Share Outstanding:
Net Income - Basic                                 $       0.94    $       1.07
Net Income - Diluted                               $       0.94    $       1.07

Dividends Declared Per Share                       $      0.900    $      0.825
                                                   ============    ============

 See Notes to Condensed Consolidated Financial Statements.

                                      -4-
                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                      Twelve Months Ended
                                                                           June 30,
                                                                     1998            1997
                                                                 ------------    ------------
Operating Revenues
   Electric                                                      $  1,862,919    $  1,784,125
   Real estate                                                        129,841         107,053
                                                                 ------------    ------------
Total                                                               1,992,760       1,891,178
                                                                 ------------    ------------

Fuel Expenses
   Fuel for electric generation                                       195,355         237,518
   Purchased power                                                    225,995         136,757
                                                                 ------------    ------------
Total                                                                 421,350         374,275
                                                                 ------------    ------------

Operating Expenses
   Utility operations and maintenance                                 421,385         419,853
   Real estate operations                                             120,014         100,790
   Depreciation and amortization                                      370,289         365,641
   Taxes other than income taxes                                      121,269         112,921
                                                                 ------------    ------------
Total                                                               1,032,957         999,205
                                                                 ------------    ------------
Operating Income                                                      538,453         517,698
                                                                 ------------    ------------

Other Income (Deductions)
   Allowance for equity funds used during construction                   --             1,531
   Interest on long-term debt                                        (160,927)       (164,502)
   Other interest                                                     (15,280)        (23,191)
   Capitalized interest                                                19,223          16,226
   Preferred stock dividend requirements of APS                       (11,295)        (15,110)
   Other - net                                                             74           1,611
                                                                 ------------    ------------
Total                                                                (168,205)       (183,435)
                                                                 ------------    ------------
Income From Continuing Operations Before Income Tax                   370,248         334,263
Income Tax Expense                                                    146,873         126,953
                                                                 ------------    ------------
Income From Continuing Operations                                     223,375         207,310
Loss from Discontinued Operations, Net of Income Tax of $6,461           --            (9,539)
Extraordinary Charge for Early Retirement of Debt,
     Net of Income Tax of $9,667                                         --           (14,272)
                                                                 ============    ============
Net Income                                                       $    223,375    $    183,499
                                                                 ============    ============

Average Common Shares Outstanding                                  84,767,601      86,869,084

Earnings Per Average Common Share Outstanding:
Continuing Operations - Basic                                    $       2.64    $       2.38
Net Income - Basic                                               $       2.64    $       2.11
Continuing Operations - Diluted                                  $       2.62    $       2.37
Net Income - Diluted                                             $       2.62    $       2.10

Dividends Declared Per Share                                     $      1.200    $      1.100
                                                                 ============    ============

 See Notes to Condensed Consolidated Financial Statements.

                                      -5-
                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                     ASSETS
                                     ------
                             (Thousands of Dollars)

                                                         June 30,  December 31,
                                                          1998        1997
                                                       ----------   ----------
Current Assets
   Cash and cash equivalents                           $   31,641   $   27,484
   Customer and other receivables - net                   170,963      183,507
   Accrued utility revenues                                66,922       58,559
   Material and supplies                                   71,207       70,634
   Fossil fuel                                             17,960        9,621
   Deferred income taxes                                   35,401       57,887
   Other current assets                                    46,722       41,408
                                                       ----------   ----------
      Total current assets                                440,816      449,100
                                                       ----------   ----------

Investments and Other Assets
   Real estate investments - net                          349,951      365,921
   Other assets                                           226,171      215,027
                                                       ----------   ----------
      Total investments and other assets                  576,122      580,948
                                                       ----------   ----------

Utility Plant
   Electric plant in service and held for future use 7,057,168 7,009,059 Less accumulated depreciation and
     amortization                                       2,720,762    2,620,607
                                                       ----------   ----------
      Total                                             4,336,406    4,388,452
   Construction work in progress                          294,978      237,492
   Nuclear fuel, net of amortization                       51,165       51,624
                                                       ----------   ----------
      Net utility plant                                 4,682,549    4,677,568
                                                       ----------   ----------

Deferred Debits
   Regulatory asset for income taxes                      430,601      458,369
   Rate synchronization cost deferrals                    331,265      358,871
   Other deferred debits                                  310,516      325,561
                                                       ----------   ----------
      Total deferred debits                             1,072,382    1,142,801
                                                       ----------   ----------

Total Assets                                           $6,771,869   $6,850,417
                                                       ==========   ==========

 See Notes to Condensed Consolidated Financial Statements.

                                      -6-
                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                             LIABILITIES AND EQUITY
                             ----------------------
                             (Thousands of Dollars)

                                                    June 30,    December 31,
                                                      1998         1997
                                                   ----------   ----------

Current Liabilities
   Accounts payable                                $  106,327   $  117,429
   Accrued taxes                                       76,863       84,610
   Accrued interest                                    32,625       32,974
   Dividends payable                                   25,445         --
   Short-term borrowings                              213,485      130,750
   Current maturities of long-term debt               158,077      108,695
   Customer deposits                                   31,024       30,672
   Other current liabilities                           22,896       18,534
                                                   ----------   ----------
      Total current liabilities                       666,742      523,664
                                                   ----------   ----------

Long-Term Debt Less Current Maturities              2,075,107    2,244,248
                                                   ----------   ----------

Deferred Credits and Other
   Deferred income taxes                            1,343,658    1,363,461
   Deferred investment tax credit                      42,966       50,861
   Unamortized gain - sale of utility plant            80,075       82,363
   Other                                              392,386      387,223
                                                   ----------   ----------
      Total deferred credits and other              1,859,085    1,883,908
                                                   ----------   ----------

Commitments and Contingencies (Notes 5, 8 and 9)

Minority Interests
   Non-redeemable preferred stock of APS              124,034      142,051
                                                   ----------   ----------

   Redeemable preferred stock of APS                   15,377       29,110
                                                   ----------   ----------

Common Stock Equity
   Common stock, no par value                       1,554,097    1,553,771
   Retained earnings                                  477,427      473,665
                                                   ----------   ----------
      Total common stock equity                     2,031,524    2,027,436
                                                   ----------   ----------

Total Liabilities and Equity                       $6,771,869   $6,850,417
                                                   ==========   ==========

 See Notes to Condensed Consolidated Financial Statements.

                                      -7-
                        PINNACLE WEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                             (THOUSANDS OF DOLLARS)

                                                      Six Months Ended
                                                           June 30,
                                                       1998        1997
                                                    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                          $  80,083    $  92,564

   Items not requiring cash
      Depreciation and amortization                   203,388      200,991
      Deferred income taxes - net                       5,645      (24,844)
      Deferred investment tax credit                   (7,895)      (7,870)
      Other - net                                         389      (10,123)
   Changes in current assets and liabilities
      Customer and other receivables - net             12,544       (2,296)
      Accrued utility revenues                         (8,363)     (14,047)
      Materials, supplies and fossil fuel              (8,912)       1,153
      Other current assets                             (5,314)      (4,222)
      Accounts payable                                (12,438)     (39,477)
      Accrued taxes                                    (8,081)      33,387
      Accrued interest                                   (349)      (5,181)
      Other current liabilities                         5,339      (10,838)
   Decrease in land held                               15,084        6,189
   Other - net                                          4,686       29,820
                                                    ---------    ---------
Net Cash Flow Provided By Operating Activities        275,806      245,206
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                              (144,580)    (145,203)
   Capitalized interest                                (9,530)      (8,394)
   Other - net                                          3,435       (2,389)
                                                    ---------    ---------
Net Cash Flow Used For Investing Activities          (150,675)    (155,986)
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                          99,375      102,382
   Short-term borrowings - net                         82,735      211,100
   Dividends paid on common stock                     (50,878)     (47,441)
   Repayment of long-term debt                       (220,782)    (230,823)
   Redemption of preferred stock                      (31,209)     (46,044)
   Repurchase and retirement of common stock             --        (79,863)
   Other - net                                           (215)        (176)
                                                    ---------    ---------
Net Cash Flow Used For Financing Activities          (120,974)     (90,865)
                                                    ---------    ---------
Net Cash Flow                                           4,157       (1,645)
Cash and Cash Equivalents at Beginning of Period       27,484       26,686
                                                    =========    =========
Cash and Cash Equivalents at End of Period          $  31,641    $  25,041
                                                    =========    =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized          $  72,863    $  83,351
      Income taxes                                  $  64,820    $  56,090

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

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Pinnacle West and its subsidiaries as of June 30, 1998, the results of operations for the three months, six months and twelve months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997. It is suggested that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the 1997 10-K.

3. The operations of APS are subject to seasonal fluctuations, with variations in energy usage by customers occurring from season to season and from month to month within a season, primarily as a result of changing weather conditions. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the six months ended June 30, 1998.

5. Regulatory Matters --- Electric Industry Restructuring

State

ACC Rules. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition in Arizona. On August 5, 1998, the ACC adopted amendments to the rules. The ACC rules, as amended, include the following major provisions:

o The rules apply to virtually all of the Arizona electric utilities regulated by the ACC, including APS.

o The rules require each affected utility, including APS, to make available at least 20% of its 1995 system retail peak demand for competitive generation supply to all customer classes not later than January 1, 1999, and 100% no later than January 1, 2001.

o All affected utility customers with single premise loads of one megawatt

                                      -9-
         or greater will be eligible for competitive electric services beginning January 1, 1999, until the 20% level described in the preceding paragraph is met. Until the 20% level is met, affected utility customers with single premise loads of forty kilowatts or greater will be able to aggregate into a combined load of one megawatt or greater to be eligible for competitive electric services beginning January 1, 1999.

o Prior to January 1, 2001, residential customers will have access to competitive services through a quarterly phase-in of one-half percent of residential customers per quarter beginning January 1, 1999.

o Electric service providers that obtain Certificates of Convenience and Necessity (CC&Ns) from the ACC will be allowed to supply, market, and/or broker specified electric services at retail. These services include electric generation, but exclude electric transmission and distribution.

o As required by the rules, in February 1998 APS filed with the ACC proposed tariffs for unbundled service (electric service elements provided and priced seperately). The ACC has not issued a decision in this matter.

o The rules establish that the ACC shall allow a reasonable opportunity for the recovery of unmitigated stranded costs. See "Stranded Costs" below. Affected utilities are expected to take reasonable, cost-effective steps to mitigate stranded costs.

o Absent a waiver from the ACC, each affected utility must separate itself from all competitive generation assets and services prior to January 1, 2001. The separation must be either to an unaffiliated party or to a separate corporate affiliate or affiliates.

o Beginning January 1, 1999, each affected utility will be prohibited from providing certain competitive electric services, except through a separate affiliate.

o The rules contain affiliate transaction rules generally prohibiting an affected utility and its competitive electric affiliates from sharing personnel, office space, equipment, services, and systems, except to the extent appropriate to perform certain permissible shared corporate support functions. No later than December 31, 1998, each affected utility must file a compliance plan with the ACC demonstrating its compliance with the affiliate transaction rules.

o By September 15, 1998, each affected utility must file a report detailing possible mechanisms to provide benefits, such as rate reductions of 3% to 5%, to all standard offer customers and a proposed plan for residential phase-in implementation.

The amended rules, a copy of which has been filed as an exhibit to this Report on Form

10-Q, became effective on an emergency basis upon their filing with the Secretary of State on August 10, 1998; however, the ACC must complete a public process to adopt the rules on a permanent basis within 180 days. The Company anticipates the completion of this process by year-end 1998 or early 1999.

The Company believes that certain provisions of the ACC rules are deficient. In February 1997, a lawsuit was filed by APS to protect its legal rights regarding those rules. That lawsuit is pending but two related cases filed by other utilities have been partially decided in a manner adverse to those utilities' positions.

Stranded Costs. In February 1998, the ACC completed a formal, generic hearing on stranded cost determination and recovery. On June 22, 1998, the ACC issued an order in this matter. The order allows an affected utility, such as APS, to choose between two options for the recovery of its stranded costs. Under the first option, an affected utility that chooses to divest its generating assets to an unaffiliated party must file a divestiture plan for ACC approval no later than October 1, 1998, and such divestiture must be completed by January 1, 2001, after which the affected utility would be permitted to collect 100 percent of its stranded costs, including a return on the unamortized balance, over a ten-year period. Under the second option (referred to by the ACC as the "Transition Revenues Methodology"), an affected utility would be provided sufficient revenues necessary to maintain financial integrity for a period of ten years or the ACC would "otherwise provide an allocation of stranded cost responsibilities and risks between ratepayers and shareholders as is determined to be in the public interest." The order also states an intent that the various recovery options "will provide the affected utilities sufficient revenues to enable them to recover appropriate regulatory assets." The order requires each affected utility to file with the ACC, on or before August 21, 1998, its choice of options for stranded cost recovery as well as an implementation plan relating to its chosen option, including its estimated stranded costs separated out into regulatory assets and other generation related assets. Stranded costs estimates vary depending on various assumptions, estimates, methodologies and measurement periods. Based on various assumptions, estimates and methodologies, APS has previously estimated that its recoverable stranded costs (excluding regulatory assets which have already been addressed in the 1996 regulatory agreement with the ACC) would be less than $500 million, assuming a measurement period 2001 through 2006.

APS intends to use the Transitional Revenues Methodology and does not intend to divest its generating assets to an unaffiliated party. The Company cannot accurately predict the outcome of this matter.

Legislative Initiatives. An Arizona joint legislative committee studied electric utility industry restructuring issues in 1996 and 1997. In conjunction with that study, Arizona legislative counsel prepared memoranda in late 1997 related to the legal authority of the ACC to deregulate the Arizona electric utility industry. The memoranda raise a question as to the degree to which the ACC may, under the Arizona Constitution, deregulate any portion of the electric utility industry and allow rates to be determined by market forces. This latter issue (the ability of the ACC to set rates based on the competitive market) has been subsequently decided in favor of the ACC in one unrelated and two related lawsuits.

In May 1998, a bill was enacted to facilitate implementation of retail electric competition in the state. The bill includes the following major provisions: (a) requirements that Arizona's largest government-operated electric utility (Salt River Project) and, at their option, smaller city electric systems (i) open their service territories to electric service providers to implement retail electric generation competition for 20% of each utility's 1995 retail peak demand by December 31, 1998 and for all retail customers by December 31, 2000;
(ii) decrease rates by at least 10% over a ten-year period beginning as early as January 1, 1991; (iii) implement procedures and public processes, including judicial review at the request of either an interested party or the Arizona Attorney General, for establishing the terms, conditions and pricing of electric services as well as certain other decisions affecting retail electric competition, which procedures and processes are comparable to those already applicable to public service corporations; (b) a description of the factors which form the basis of consideration by Salt River Project in determining stranded costs; and (c) a requirement that metering and meter reading services be provided on a competitive basis during the first two years of competition only for customers having demands in excess of one megawatt (and that are eligible for competitive generation services), and thereafter for all customers receiving competitive electric generation. In addition, the Arizona legislature will review and make recommendations for the 1999 legislature on certain competitive issues.

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

Regulatory Accounting

APS prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. APS' existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets, which amounted to approximately $0.9 billion at June 30, 1998. In accordance with the 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period that began July 1, 1996.

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

General

Changes in ACC decisions, Arizona and federal legislation, and possible amendments to the Arizona Constitution may impact the implementation of retail electric competition in Arizona. Until the details of implementation of competition, including addressing stranded costs, are determined, the Company cannot accurately predict the impact of full retail competition on its financial position, cash flows or results of operation. As competition in the electric industry continues to evolve, the Company will continue to evaluate strategies and alternatives that will position APS to compete in the new regulatory environment.

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

7. Agreement with Salt River Project

On April 25, 1998, APS and Salt River Project entered into a Memorandum of Agreement in anticipation of, and to facilitate, the opening of the Arizona electric industry. The Agreement contains the following major components:

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

An ACC docket had previously been established and the ACC held a hearing on August 6, 1998 so that the ACC could review certain provisions of the Memorandum of Agreement, as amended, including, whether: (a) the Territorial Agreement remains in the public interest, (b) the Agreement is a contract in restraint of trade, and (c) the Agreement will materially lessen the potential for retail electric competition in Arizona.

The Antitrust Unit of the Arizona Attorney General's Office, which has been involved in the ongoing regulatory and legislative proceedings regarding the restructuring of the Arizona electric industry, requested clarification of the operation of certain of the Agreement's provisions. Pursuant to an Addendum to Memorandum of Agreement, dated as of May 19, 1998 (the "Addendum"), APS and Salt River Project amended and clarified certain provisions of the Memorandum of Agreement in response to certain issues raised by the Antitrust Unit. By letter dated May 19, 1998, the Antitrust Unit advised APS and Salt River Project that, upon their execution of the Addendum, it would take no action regarding the language of the Memorandum of Agreement, although it reserved the right to take action in the future if new information justified doing so.

8. The Palo Verde participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per incident. Based upon APS' 29.1% interest in the three Palo Verde units, APS' maximum potential assessment per incident is approximately $77 million, with an annual payment limitation of approximately $9 million.

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

9. APS has encountered tube cracking in the Palo Verde steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically and these analyses indicate that it will be economically desirable for APS to replace the Unit 2 steam generators between 2003 and 2008. APS estimates that its share of the replacement costs (in 1998 dollars) will be approximately $50 million, most of which will be incurred after the year 2000. During the fourth quarter of 1997, the Palo Verde participants, including APS, entered into a contract for the fabrication of two replacement steam generators. The cost to APS is estimated at approximately $26 million.
These generators will be used as replacements if performance of existing generators deteriorates to less than acceptable levels. The generators are expected on site in 2002. APS' share of installation costs is approximately $24 million. Based on the latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although APS will continue its normal periodic assessment of these steam generators.

10. The Financial Accounting Standards Board issued SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures.

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company in 2000. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. The Company is currently evaluating what impact this standard will have on its financial statements.

11. In 1997 the Company adopted SFAS No. 128 "Earnings Per Share." This statement requires the presentation of both basic and diluted earnings per share on the financial statements. The following table presents earnings per average common share outstanding (EPS):

                               Twelve Months Ended
                                    June 30,
Basic EPS:                     1998          1997
----------                     ----          ----
  Continuing operations       $2.64         $2.38
  Discontinued operations        --         (0.11)
  Extraordinary charge           --         (0.16)
                              -----         -----
  Net Income                  $2.64         $2.11
                              =====         =====
Diluted EPS
  Continuing operations       $2.62         $2.37
  Discontinued operations        --         (0.11)
  Extraordinary charge           --         (0.16)
                               ----         -----
  Net Income                  $2.62         $2.10
                              =====         =====

Dilutive stock options increased average common shares outstanding by 605,279 and 449,369 for the three-month period ended June 30, 1998 and 1997 respectively; 577,489 and 497,751 for the six-month period ended June 30, 1998 and 1997 respectively; and 530,970 and 568,532 for the twelve-month period ended June 30, 1998 and 1997 respectively, but had no effect on net income. Total average common shares outstanding for the purposes of calculating diluted earnings per share were 85,416,069 and 85,605,057 for the three-month period ended June 30, 1998 and 1997 respectively; 85,375,609 and 86,778,675 for the six-month period ended June 30, 1998 and 1997 respectively; and 85,298,570 and 87,437,615 for the twelve-month period ended June 30, 1998 and 1997 respectively.

                        PINNACLE WEST CAPITAL CORPORATION

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
of Operations.
--------------

Operating Results
-----------------

The following table shows the income and/or loss of Pinnacle West and its subsidiaries for the three-month, six-month and twelve-month periods ended June 30, 1998 and 1997:

                                  Income (Loss)
                                   (Unaudited)
                             (Thousands of Dollars)

                     Three Months Ended       Six Months Ended        Twelve Months Ended
                           June 30,                June 30,                 June 30,
                      1998         1997       1998         1997        1998          1997
                      ----         ----       ----         ----        ----          ----
APS                 $ 49,749    $ 66,298    $ 78,806    $ 91,317    $ 226,179    $ 210,453

SunCor                 2,046       1,167       5,285       2,255        8,364        7,501

El Dorado              1,038       3,686       4,207       6,956        5,441        7,366

Pinnacle West (1)     (3,836)     (3,969)     (8,215)     (7,964)     (16,609)     (41,821)
                    --------    --------    --------    --------    ---------    ---------

Net Income          $ 48,997    $ 67,182    $ 80,083    $ 92,564    $ 223,375    $ 183,499
                    ========    ========    ========    ========    =========    =========

(1) Includes Pinnacle West's interest expense, extraordinary charge for early retirement of debt, discontinued operations and operating expenses net of income tax benefits. Income tax benefit (expenses) are as follows (in thousands):
$(539) and $822 for the three months ended June 30, 1998 and 1997, respectively; $(1,460) and $1,208 for the six months ended June 30, 1998 and 1997, respectively; and $82 and $17,678 for the twelve months ended June 30, 1998 and 1997, respectively.

         APS
         ---

         Operating  Results -  Three-month  period ended June 30, 1998  compared
         -----------------------------------------------------------------------
         with three-month period ended June 30, 1997
         -------------------------------------------

         Earnings decreased $17 million in the three-month comparison primarily because of the effects of weather, increased operations and maintenance expenses, and a retail price reduction, partially offset by customer growth and lower fuel expenses. See Note 6 of Notes to Condensed Consolidated Financial Statements for information on the price reduction.

         Operating revenues decreased $17 million because of weather effects ($41 million) and the price reduction ($4 million), partially offset by the effects of customer growth ($17 million), increased sales for resale ($8 million) and other ($3 million). Sales for resale are wholesale electricity sales to third parties who resell the electricity to their customers. The increase in sales for resale was a result of changes in power marketing activity, which can vary from period to period without corresponding effects on earnings because of related fluctuations in purchased power costs.

         Operations and maintenance expenses increased $14 million as a result of the timing of scheduled outages at power plants and other miscellaneous expenses.

         Fuel expenses decreased $4 million primarily because of lower fuel prices and lower retail sales, partially offset by higher sales for resale.


         Operating  Results - Six-month period ended June 30, 1998 compared with
         -----------------------------------------------------------------------
         six-month period ended June 30, 1997
         ------------------------------------

         Earnings decreased $13 million in the six-month comparison primarily because of the effects of weather, increased operations and maintenance expenses, and a retail price reduction, partially offset by customer growth and lower fuel expenses. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information about the price reduction.

         Operating revenues decreased $16 million because of weather effects ($38 million) and the price reduction ($8 million), partially offset by the effects of customer growth ($29 million). Operations and maintenance expenses increased $22 million as a result of growth and increased expenses due to impending competition, the timing of scheduled outages at power plants and other miscellaneous factors.

         Fuel expenses decreased $15 million primarily because of lower prices and a more favorable mix.


         Operating  Results -  Twelve-month  period ended June 30, 1998 compared
         -----------------------------------------------------------------------
         with twelve-month period ended June 30, 1997
         --------------------------------------------

         Earnings increased $16 million in the twelve-month comparison primarily because of customer growth; two fuel-related settlements in the third quarter of 1997; and lower fuel prices. These positive factors more than offset the effects of weather and a retail price reduction. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information about the price reduction. In the period ended June 30, 1997, APS also recognized $8 million of income tax benefits associated with capital loss carryforwards.

         Operating revenues increased $79 million primarily because of increases in sales for resale ($80 million) and customer growth ($57 million), partially offset by the effects of weather ($37 million) and the price reduction ($18 million). Sales for resale are wholesale electricity sales to third parties who resell the electricity to their customers. The increase in sales for resale was a result of changes in power marketing activity, which can vary from period to period without corresponding effects on earnings because of related fluctuations in purchased power costs.

         The two fuel-related settlements increased APS' pretax earnings by approximately $21 million. The Company's consolidated income statement reflects these settlements as reductions in fuel expense and as other income.

         Operations and maintenance expenses increased $2 million because higher expenses related to growth and impending competition, the timing of scheduled outages at power plants and other miscellaneous factors more than offset the effects of a charge for a voluntary severance program recorded in 1996 and related savings in 1997.

         Non-Utility Operations
         ----------------------

         The parent company's losses decreased in the twelve-month period due to lower interest expense resulting from debt reduction. The twelve-month period ended June 30, 1997 includes extraordinary charges related to the early retirement of debt and a loss from discontinued operations on a legal matter related to MeraBank, A Federal Savings Bank (a former subsidiary).

SunCor's earnings increased in all periods because of an increase in net land and home sales.

El Dorado's decreased earnings are the result of investment sales in periods ended 1997.

         Investment Tax Credit Amortization
         ----------------------------------

         As part of a 1994 rate settlement with the ACC, the Company accelerated amortization of substantially all deferred ITCs over a five-year period that ends on December 31, 1999. The amortization of ITCs decreases annual consolidated income tax expense by approximately $24 million.

Liquidity and Capital Resources
-------------------------------

         Parent Company
         --------------

         The parent company's cash requirements and its ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of the 1997 10-K.

         During the six-months ended June 30, 1998, the parent company redeemed approximately $54 million of its long-term debt with cash from operations and short-term borrowings.

         As a result of the 1996 regulatory agreement (see Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), the parent company has invested $50 million in APS in 1996 and 1997 and will invest similar amounts annually in 1998 and 1999.

         The Board declared a quarterly dividend of 30 cents per share of common stock, payable September 1, 1998 to shareholders of record on August 1, 1998, totaling approximately $ 25.4 million.

         APS
         ---

         For the six months ended June 30, 1998, APS incurred approximately $145 million in capital expenditures, which is approximately 45% of the most recently estimated 1998 capital expenditures. APS' projected capital expenditures for the next three years are: 1998, $323 million; 1999, $322 million; and 2000, $317 million, respectively. These amounts include about $30 - $35 million each year for nuclear fuel expenditures. In addition, APS is considering expanding certain of its businesses over the next several years, which may result in increased expenditures.

         APS' long-term debt and preferred stock redemption requirements and payment obligations on a capitalized lease for the next three years are: 1998, $176 million; 1999, $174 million; and 2000, $109 million. During the six months ended June 30, 1998, APS redeemed approximately $142 million of its long-term debt and approximately $31 million of its preferred stock with cash from operations and long-term and short-term debt. As a result of the 1996 regulatory agreement (see Note 6 of Notes to Condensed Consolidated Financial Statements), the parent company invested $50 million in APS in 1996 and 1997 and will invest similar amounts annually in 1998 and 1999.

         Although provisions in APS' bond indenture, articles of incorporation, and financing orders from the ACC establish maximum amounts of additional first mortgage bonds and preferred stock that APS may issue, management does not expect any of these restrictions to limit APS' ability to meet its capital requirements.

Year 2000 Issue
---------------

        As the year 2000 approaches many companies face problems because many software application and operational programs will not properly recognize calendar dates beginning with the year 2000. The Company and its subsidiaries are addressing the Year 2000 issue as described below.

        APS
        ---

        APS initiated a comprehensive company-wide Year 2000 program over a year ago to review and resolve all Year 2000 issues in critical systems and equipment in a timely manner in an effort to ensure the reliability of electric service to its customers. This included a company-wide awareness program of the Year 2000 issue.

        APS believes that substantially all of its major information  technology
(IT) systems are Year 2000 compliant. APS has made, and will continue to make, certain modifications to its computer hardware and software systems and applications in an effort to ensure they are capable of handling changing business needs, including dates in the year 2000 and thereafter. In addition, other IT systems and non-IT systems, including embedded technology and real-time process control systems, are being analyzed for potential modifications. To date, APS has inventoried essentially all critical IT and non-IT systems and the assessment of these systems is ongoing. The analysis of the IT and non-IT systems should be complete in late 1998 and any renovation, validation and implementation to be made will be completed by mid-1999 for all critical systems that effect operations, except for those items that can only be completed during maintenance outages at Palo Verde, which will be completed during the last half of 1999. APS has also designated an internal audit/quality review team that is reviewing the individual Year 2000 projects and their Year 2000 readiness on a quarterly basis. The cost to APS of Year 2000 remediation has not had, and is not expected to have, a material adverse effect on APS' financial position, cash flows, or results of operations.

        APS is in the process of communicating with its significant suppliers, business partners, other utilities and large customers to determine the extent to which it may be affected by these third parties' plans to remediate their own Year 2000 issues in a timely manner. APS has been interfacing with suppliers for systems, services and materials in order to assess whether their schedules for analysis and remediation of Year 2000 issues are timely and to assess their ability to continue to supply services and materials required by APS. However, APS cannot currently predict the effect on APS if the systems of these other companies are not Year 2000 compliant.

        Parent Company and Non-Utility Subsidiaries
        -------------------------------------------

        The parent company, SunCor, and El Dorado have made, and will continue to make, certain modifications to their respective computer hardware and software systems and applications in an effort to ensure they are capable of handling dates in the year 2000 and thereafter. The cost to the parent company, SunCor and El Dorado of Year 2000 remediation has not had, and is not expected to have, a material adverse effect on the Company's financial position, cash flows, or results of operations.

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

Rate Matters
------------

        See Note 6 of Notes to Condensed  Consolidated  Financial  Statements in
Part I, Item 1 of this report for a discussion of a proposed price reduction.

Forward-Looking Statements
--------------------------

         The above discussion contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax and environmental legislation; the ability of APS to successfully compete outside its traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; technological developments in the electric industry; and Year 2000 issues.

         These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by the Company.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

        At the Company's Annual Meeting of Shareholders held on May 20, 1998, the following persons were elected Class I Directors with a term to expire at the 2001 annual meeting:

                                                        Abstentions
                           Votes          Votes         and Broker
                           For            Against       Non Votes
                           ---            -------       ---------

Roy A. Herberger, Jr.      78,660,794     890,545       N/A

George A. Schreiber, Jr.   78,708,165     843,174       N/A

Humberto S. Lopez          78,641,695     909,644       N/A


The following information relates primarily to Pinnacle West and its principal subsidiary APS.

ITEM 5. Other Information
-------------------------

        EPA Environmental Regulation
        ----------------------------

        As previously reported, the EPA has been considering the Grand Canyon Visability Transport Commission's recommendations prior to promulgating final regulations on a regional haze regulatory program and final regulations were expected by June 1998. See "Environmental Matters - EPA Environmental Regulation" in Part I, Item 1 of the 1997 10-K. These final regulations are now expected by December 1998. APS cannot currently estimate the capital expenditures, if any, which may be required as a result of the EPA studies and the Commission's recommendations.

        As previously reported, in July 1997, the EPA promulgated final National Ambient Air Quality Standards for ozone and particulate matter. See "Environmental Matters - EPA Environmental Regulation" in Part I, Item 1 of the 1997 10-K. Congress recently enacted legislation that could delay the implementation of the regional haze requirements and particulate matter ambient standard.

        Spent Nuclear Fuel and Waste Disposal
        -------------------------------------

         As previously reported, in November 1997, the D.C. Circuit issued a Writ of Mandamus precluding DOE from excusing its delay in accepting spent nuclear fuel by January 31, 1998. See "Generating Fuel and Purchased Power - Nuclear Fuel Supply - Spent Nuclear Fuel and Waste Disposal" in Part I, Item 1 of the 1997 10-K. On May 5, 1998, the D.C. Circuit issued a ruling refusing to order DOE to begin moving spent nuclear fuel. On July 24, 1998, APS filed a Petition for Review with the D.C. Circuit regarding DOE's obligation to begin accepting spent nuclear fuel. Arizona Public Service Company v. Department of
                                ------------------------------------------------
Energy and United States of America, No. 98-1346 (D.C. Cir.).
------------------------------------

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

ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)  Exhibits

Exhibit No.       Description
-----------       -----------

27.1              Financial Data Schedule

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation section 229.10(d) by reference to the filings set forth below:

                                      -24-

Exhibit No.   Description                          Originally Filed as Exhibit:      File No.a   Date Effective
 10.1         Retail Electric Competition          10.1 to APS' June 30, 1998         1-4473       8-14-98
              Rules                                Form 10-Q Report

 10.2         Arizona Corporation Commission       99.1 to APS' 1996 Form 10-K        1-4473       3-28-97
              Order, Decision No. 59943,           Report
              Dated December 26, 1996, including
              the rules regarding the introduction
              of retail competition in Arizona

 10.3         Articles of Incorporation,           19.1 to the Company's September    1-8962       11-14-88
              restated as of July 29, 1988         30, 1988 Form 10-Q Report

 10.4         Bylaws, amended as of                3.1 to the Company's 1995 Form     1-8962       4-1-96
              February 21, 1996                    10-K Report

         (b)  Reports on Form 8-K

         During the quarter ended June 30, 1998,  and the period from July 1 through August 14, 1998, the Company filed the following reports on Form 8-K:

         Report dated August 5, 1998  regarding  the ACC rules related to retail competition.



--------
a
 Reports filed under File No. 1-4473 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

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




                                            PINNACLE WEST CAPITAL CORPORATION
                                                    (Registrant)





Dated:     August 14, 1998                  By:    George A. Schreiber, Jr.
                                               ---------------------------------
                                            George A. Schreiber, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer
                                            and Officer Duly Authorized
                                            to sign this Report)