Form 10-Q
period 1998-09-30
PINNACLE WEST CAPITAL CORP
filed 1998-11-16
CIK 764622

FORM 10-Q

                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1998
                               ----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission file number    1-8962
                       ------------

                        PINNACLE WEST CAPITAL CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           ARIZONA                                               86-0512431
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

400 E. VAN BUREN ST., P.O. BOX 52132, PHOENIX, ARIZONA           85072-2132
------------------------------------------------------       -------------------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (602) 379-2500

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

                                 Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Number of shares of common stock, no par value, outstanding as of November 12, 1998: 84,733,212

                                                 GLOSSARY

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

TEP - Tucson Electric Power Company

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

ITEM 1. FINANCIAL STATEMENTS.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                         Three Months Ended
                                                            September 30,
                                                        1998            1997
                                                   ------------    ------------
Operating Revenues
   Electric                                        $    740,734    $    632,821
   Real estate                                           18,276          30,929
                                                   ------------    ------------
Total                                                   759,010         663,750
                                                   ------------    ------------
Fuel Expenses
   Fuel for electric generation                          74,112          48,379
   Purchased power                                      178,587         110,151
                                                   ------------    ------------
Total                                                   252,699         158,530
                                                   ------------    ------------
Operating Expenses
   Utility operations and maintenance                   110,259         110,102
   Real estate operations                                18,821          29,487
   Depreciation and amortization                         94,981          91,594
   Taxes other than income taxes                         30,412          30,583
                                                   ------------    ------------
Total                                                   254,473         261,766
                                                   ------------    ------------
Operating Income                                        251,838         243,454
                                                   ------------    ------------
Other Income (Deductions)
   Interest on long-term debt                           (37,733)        (41,763)
   Other interest                                        (4,313)         (4,403)
   Capitalized interest                                   4,731           4,985
   Preferred stock dividend requirements of APS          (2,347)         (2,984)
   Other-net                                             (1,511)          1,937
                                                   ------------    ------------
Total                                                   (41,173)        (42,228)
                                                   ------------    ------------
Income Before Income Tax                                210,665         201,226
Income Tax Expense                                       83,384          76,886
                                                   ------------    ------------
Net Income                                         $    127,281    $    124,340
                                                   ============    ============

Average Common Shares Outstanding                    84,769,615      84,747,949

Earnings Per Average Common Share Outstanding:
     Net income - basic                            $       1.50    $       1.47
     Net income - diluted                          $       1.49    $       1.46

Dividends Declared Per Share                       $         --    $         --
                                                   ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                         Nine Months Ended
                                                           September 30,
                                                       1998            1997
                                                   ------------    ------------
Operating Revenues
   Electric                                        $  1,562,872    $  1,470,593
   Real estate                                           81,353          80,638
                                                   ------------    ------------
Total                                                 1,644,225       1,551,231
                                                   ------------    ------------
Fuel Expenses
   Fuel for electric generation                         174,874         155,127
   Purchased power                                      247,327         188,182
                                                   ------------    ------------
Total                                                   422,201         343,309
                                                   ------------    ------------
Operating Expenses
   Utility operations and maintenance                   309,388         287,280
   Real estate operations                                75,270          77,550
   Depreciation and amortization                        281,396         276,005
   Taxes other than income taxes                         90,690          91,138
                                                   ------------    ------------
Total                                                   756,744         731,973
                                                   ------------    ------------
Operating Income                                        465,280         475,949
                                                   ------------    ------------
Other Income (Deductions)
   Interest on long-term debt                          (116,015)       (123,283)
   Other interest                                       (11,394)        (14,877)
   Capitalized interest                                  14,261          14,995
   Preferred stock dividend requirements of APS          (7,660)         (9,805)
   Other-net                                              3,040          10,983
                                                   ------------    ------------
Total                                                  (117,768)       (121,987)
                                                   ------------    ------------
Income Before Income Tax                                347,512         353,962
Income Tax Expense                                      140,148         137,058
                                                   ------------    ------------
Net Income                                         $    207,364    $    216,904
                                                   ============    ============

Average Common Shares Outstanding                    84,788,514      85,764,317

Earnings Per Average Common Share Outstanding:
     Net income - basic                            $       2.45    $       2.53
     Net income - diluted                          $       2.43    $       2.51

Dividends Declared Per Share                       $      0.900    $      0.825
                                                   ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                        Twelve Months Ended
                                                           September 30,
                                                       1998            1997
                                                   ------------    ------------
Operating Revenues
   Electric                                        $  1,970,832    $  1,850,047
   Real estate                                          117,188         106,090
                                                   ------------    ------------
Total                                                 2,088,020       1,956,137
                                                   ------------    ------------
Fuel Expenses
   Fuel for electric generation                         221,088         217,654
   Purchased power                                      294,431         207,115
                                                   ------------    ------------
Total                                                   515,519         424,769
                                                   ------------    ------------
Operating Expenses
   Utility operations and maintenance                   421,542         429,569
   Real estate operations                               109,348         101,881
   Depreciation and amortization                        373,676         366,091
   Taxes other than income taxes                        121,098         118,475
                                                   ------------    ------------
Total                                                 1,025,664       1,016,016
                                                   ------------    ------------
Operating Income                                        546,837         515,352
                                                   ------------    ------------
Other Income (Deductions)
   Allowance for equity funds used during
     construction                                            --            (411)
   Interest on long-term debt                          (156,897)       (164,389)
   Other interest                                       (15,190)        (20,770)
   Capitalized interest                                  18,969          18,680
   Preferred stock dividend requirements of APS         (10,658)        (13,941)
   Other-net                                             (3,374)          3,820
                                                   ------------    ------------
Total                                                  (167,150)       (177,011)
                                                   ------------    ------------
Income From Continuing Operations Before
    Income Tax                                          379,687         338,341
Income Tax Expense                                      153,371         128,097
                                                   ------------    ------------
Income From Continuing Operations                       226,316         210,244
Loss on Discontinued Operations, Net of Income
    Tax of $6,461                                            --          (9,539)
                                                   ============    ============
Net Income                                         $    226,316    $    200,705
                                                   ============    ============

Average Common Shares Outstanding                    84,773,062      86,190,582

Earnings Per Average Common Share Outstanding:
     Continuing operations - basic                 $       2.67    $       2.44
     Net income - basic                            $       2.67    $       2.33
     Continuing operations - diluted               $       2.66    $       2.43
     Net income - diluted                          $       2.66    $       2.32

Dividends Declared Per Share                       $      1.200    $      0.825
                                                   ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                     ASSETS
                                     ------
                             (Thousands of Dollars)


                                                  September 30,   December 31,
                                                      1998           1997
                                                  ------------   -------------
Current Assets
   Cash and cash equivalents                       $    30,126   $    27,484
   Customer and other receivables--net                 295,701       183,507
   Accrued utility revenues                             86,153        58,559
   Material and supplies                                71,896        70,634
   Fossil fuel                                          17,303         9,621
   Deferred income taxes                                23,380        57,887
   Other current assets                                 47,056        41,408
                                                   -----------   -----------
      Total current assets                             571,615       449,100
                                                   -----------   -----------
Investments and Other Assets
   Real estate investments--net                        348,255       365,921
   Other assets                                        234,025       215,027
                                                   -----------   -----------
      Total investments and other assets               582,280       580,948
                                                   -----------   -----------
Utility Plant
   Electric plant in service and held for
     future use                                      7,179,571     7,009,059
   Less accumulated depreciation and
     amortization                                    2,759,425     2,620,607
                                                   -----------   -----------
      Total                                          4,420,146     4,388,452
   Construction work in progress                       211,758       237,492
   Nuclear fuel, net of amortization                    55,771        51,624
                                                   -----------   -----------
      Net utility plant                              4,687,675     4,677,568
                                                   -----------   -----------
Deferred Debits
   Regulatory asset for income taxes                   414,491       458,369
   Rate synchronization cost deferrals                 317,463       358,871
   Other deferred debits                               337,988       325,561
                                                   -----------   -----------
      Total deferred debits                          1,069,942     1,142,801
                                                   -----------   -----------

Total Assets                                       $ 6,911,512   $ 6,850,417
                                                   ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                             LIABILITIES AND EQUITY
                             ----------------------
                             (Thousands of Dollars)


                                                   September 30,  December 31,
                                                       1998           1997
                                                   ------------   ------------
Current Liabilities
   Accounts payable                                $   178,659   $   117,429
   Accrued taxes                                       206,213        84,610
   Accrued interest                                     28,072        32,974
   Short-term borrowings                               115,350       130,750
   Current maturities of long-term debt                158,077       108,695
   Customer deposits                                    30,820        30,672
   Other current liabilities                            34,492        18,534
                                                   -----------   -----------
      Total current liabilities                        751,683       523,664
                                                   -----------   -----------

Long-Term Debt Less Current Maturities               2,054,473     2,244,248
                                                   -----------   -----------

Deferred Credits and Other
   Deferred income taxes                             1,310,917     1,363,461
   Deferred investment tax credit                       30,576        50,861
   Unamortized gain - sale of utility plant             78,931        82,363
   Other                                               394,890       387,223
                                                   -----------   -----------
      Total deferred credits and other               1,815,314     1,883,908
                                                   -----------   -----------

Minority Interests
   Non-redeemable preferred stock of APS               123,795       142,051
                                                   -----------   -----------
   Redeemable preferred stock of APS                     9,401        29,110
                                                   -----------   -----------
Commitments and contingencies (Notes 5 and 8)

Common Stock Equity
   Common stock, no par value                        1,552,128     1,553,771
   Retained earnings                                   604,718       473,665
                                                   -----------   -----------
      Total common stock equity                      2,156,846     2,027,436
                                                   -----------   -----------

Total Liabilities and Equity                       $ 6,911,512   $ 6,850,417
                                                   ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                             (THOUSANDS OF DOLLARS)

                                                            Nine Months Ended
                                                              September 30,
                                                            1998         1997
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                              $ 207,364    $ 216,904

   Items not requiring cash
      Depreciation and amortization                        307,148      300,698
      Deferred income taxes--net                           (11,533)     (17,740)
      Deferred investment tax credit                       (20,285)     (21,007)
      Other--net                                               284       (5,017)
   Changes in current assets and liabilities
      Customer and other receivables--net                 (112,194)     (86,483)
      Accrued utility revenues                             (27,594)     (26,597)
      Materials, supplies and fossil fuel                   (8,944)       2,077
      Other current assets                                  (5,648)      (1,898)
      Accounts payable                                      60,062       20,287
      Accrued taxes                                        121,269      101,314
      Accrued interest                                      (4,902)     (11,767)
      Other current liabilities                             16,731       (4,883)
   Decrease (increase) in land held                         16,388       19,281
   Other--net                                              (23,451)      31,266
                                                         ---------    ---------
Net Cash Flow Provided By Operating Activities             514,695      516,435
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                   (221,904)    (229,608)
   Capitalized interest                                    (14,261)     (14,995)
   Other--net                                               (2,362)      (6,115)
                                                         ---------    ---------
Net Cash Flow Used For Investing Activities               (238,527)    (250,718)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                              112,575      112,413
   Short-term borrowings--net                              (15,400)     100,894
   Dividends paid on common stock                          (76,311)     (70,745)
   Repayment of long-term debt                            (254,782)    (260,536)
   Redemption of preferred stock                           (37,585)     (46,511)
   Repurchase and retirement of common stock                  --        (81,251)
   Other--net                                               (2,023)         679
                                                         ---------    ---------
Net Cash Flow Used For Financing Activities               (273,526)    (245,057)
                                                         ---------    ---------
Net Cash Flow                                                2,642       20,660

Cash and Cash Equivalents at Beginning of Period            27,484       26,686
                                                         ---------    ---------
Cash and Cash Equivalents at End of Period               $  30,126    $  47,346
                                                         =========    =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized               $ 112,348    $ 128,414
      Income taxes                                       $  81,305    $ 106,440

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

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Pinnacle West and its subsidiaries as of September 30, 1998, the results of operations for the three months, nine months and twelve months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997. It is suggested that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Company's 1997 10-K.

3. The operations of APS are subject to seasonal fluctuations, with variations in energy usage by customers occurring from season to season and from month to month within a season, primarily as a result of changing weather conditions. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the nine months ended September 30, 1998.

5. Regulatory Matters --- Electric Industry Restructuring

STATE

The following is a description of regulatory and legislative developments related to implementation of retail electric competition beginning with the ACC rules adopted in December 1996 through the proposed settlement agreement in November 1998.

ACC RULES. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition in Arizona. On August 5, 1998, the ACC adopted amendments to the rules. The ACC rules, as amended, include the following major provisions:

o The rules apply to virtually all of the Arizona electric utilities regulated by the ACC, including APS.

o The rules require each affected utility, including APS, to make available at least 20% of its 1995 system retail peak demand for competitive generation supply to all customer classes beginning January 1, 1999, and 100% beginning January 1, 2001.

o All affected utility customers with single premise loads of one megawatt or greater will be eligible for competitive electric services beginning January 1, 1999, until the 20% level described in the preceding paragraph is met. Until the 20% level is met, affected utility customers with single premise loads of forty kilowatts or greater will be able to aggregate into a combined load of one megawatt or greater to be eligible for competitive electric services beginning January 1, 1999.

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

o As required by the rules, in February 1998 APS filed with the ACC proposed tariffs for unbundled service (electric service elements provided and priced separately). The ACC has not issued a decision in this matter.

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

In accordance with the rules, on September 15, 1998, APS filed a report detailing possible mechanisms to provide certain non-rate benefits and a possible extension of the 1996 regulatory agreement to all standard offer customers and a proposed plan for phase-in implementation of 3,500 residential customers per quarter on a first come, first served basis.

The amended rules became effective on an emergency basis upon their filing with the Secretary of State on August 10, 1998. The ACC held hearings on the amended rules in October 1998 and must complete the process of adopting the amended rules on a permanent basis within 180 days of the Secretary of State filing. APS anticipates the completion of this process by year-end 1998 or early 1999.

The Company believes that certain provisions of the 1996 ACC rules and the amended rules are deficient. In February 1997, a lawsuit was filed by APS to protect its legal rights regarding the 1996 rules. That lawsuit is pending but two related cases filed by other utilities have been partially decided in a manner adverse to those utilities' positions. In October 1998, APS also filed a lawsuit to protect its legal rights regarding the amended rules.

STRANDED COSTS. In February 1998, the ACC completed a formal, generic hearing on stranded cost determination and recovery. On June 22, 1998, the ACC issued an order in this matter. The order allows an affected utility, such as APS, to choose between two options for the recovery of its stranded costs. Under the first option, an affected utility that chooses to divest its generating assets must file a divestiture plan for ACC approval no later than October 1, 1998, and such divestiture must be completed by January 1, 2001, after which the affected utility would be permitted to collect 100 percent of its stranded costs, including a return on the unamortized balance, over a ten-year period. Under the second option (referred to by the ACC as the "Transition Revenues Methodology"), an affected utility would be provided sufficient revenues necessary to maintain financial integrity for a period of ten years or the ACC would "otherwise provide an allocation of stranded cost responsibilities and risks between ratepayers and shareholders as is determined to be in the public interest." The order also states an intent that the various recovery options "will provide the affected utilities sufficient revenues to enable them to recover appropriate regulatory assets." In accordance with the order, on August 21, 1998 APS filed with the ACC the Transition Revenues Methodology as its choice of options for stranded cost recovery and a related implementation plan relating to its chosen option. APS does not intend to divest its generating assets except to an affiliated party. APS believes that certain provisions of the stranded cost order are deficient and in August 1998 APS filed two lawsuits to protect its legal rights relating to the order. Based on various assumptions, estimates and methodologies, APS estimates its recoverable stranded costs (excluding regulatory assets which have already been addressed in the 1996 regulatory agreement with the ACC) to be $533 million, assuming a measurement period 1999 through 2004. The Company cannot accurately predict the outcome of this matter.

PROPOSED SETTLEMENT AGREEMENT. On November 4, 1998, APS and the ACC Staff entered into a proposed settlement agreement related to the implementation of retail electric competition. In connection with the settlement agreement, APS and TEP entered into a memorandum of understanding for the exchange of certain assets. The following are the major provisions of each agreement, both of which are incorporated herein by reference:

                  PROPOSED SETTLEMENT AGREEMENT WITH ACC STAFF

o APS will reduce its prices by a total of at least 4% in the years 1999 through 2002. Price reductions in 2001 and 2002 will apply only to APS' residential customers who purchase all their electric services from the Company.

o There will be a moratorium on filing for retail rate changes before January 1, 2003, except for the price reductions described above and certain other limited circumstances.

o In addition to the cost-saving incentive mechanism, the rate filing moratorium and full recovery of regulatory assets, certain other aspects of the 1996 regulatory settlement are extended through 2002. See Note 6 below for additional information on the 1996 regulatory settlement.

o APS will be permitted to defer for later recovery prudent and reasonable costs of complying with the amended ACC rules, systems benefits costs and solar power costs in excess of the levels included in current rates.

o APS will have the ability to recover stranded costs in exchange for the divestiture of its 345 kV and 500 kV transmission assets to TEP.

o APS and TEP entered into a memorandum of understanding for the exchange of certain assets.

o Upon final adoption and approval of the settlement agreement by the ACC, APS will move to dismiss all of its litigation currently pending against the ACC.

o APS will establish a separate corporate affiliate for marketing generation and other competitive electric services before year-end 1998.

o APS will form a separate corporate affiliate and transfer to it generating assets by year-end 2002.

                      MEMORANDUM OF UNDERSTANDING WITH TEP

o APS and TEP have entered into a memorandum of understanding to negotiate in good faith to reach a definitive agreement on the exchange of certain transmission and generation assets.

o APS would acquire from TEP up to 273 MW of generating capacity in exchange for APS' 500 kV and 345 kV transmission lines. The assets will be exchanged at the transmission current book value, which is approximately $162 million as of

         July, 1998. If TEP is unable to transfer 273 MW of generating capacity, the deficiency is to be made up by a cash payment from TEP to APS.

o        The transaction is expected to close by December 31, 2000.

o The generating assets are TEP's interest in the Navajo Generating Station and Four Corners Generating Plant.

A hearing date for the ACC's consideration or approval of the settlement agreement has not yet been set. The memorandum of understanding provides that a definitive agreement must be entered into within sixty days of a final order on the settlement agreement by the ACC.

LEGISLATIVE INITIATIVES. An Arizona joint legislative committee studied electric utility industry restructuring issues in 1996 and 1997. In conjunction with that study, Arizona legislative counsel prepared memoranda in late 1997 related to the legal authority of the ACC to deregulate the Arizona electric utility industry. The memoranda raise a question as to the degree to which the ACC may, under the Arizona Constitution, deregulate any portion of the electric utility industry and allow rates to be determined by market forces. This latter issue (the ability of the ACC to set rates based on the competitive market) has been subsequently decided by lower courts in favor of the ACC in two unrelated and two related lawsuits.

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

FEDERAL

The Energy Policy Act of 1992 and recent rulemakings by FERC have promoted increased competition in the wholesale electric power markets. The Company does not expect these rules to have a material impact on its consolidated financial statements.

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

REGULATORY ACCOUNTING

APS prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. APS' existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets, which amounted to approximately $0.9 billion at September 30, 1998. In accordance with the 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period that began July 1, 1996.

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

6. Regulatory Matters -- 1996 Regulatory Agreement

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

Pursuant to the price reduction formula, in 1997 and in 1998, the ACC approved retail price decreases of approximately $17.6 million ($10.5 million after income taxes), or 1.2%, effective July 1, 1997, and approximately $17 million ($10 million after income taxes), or 1.1%, effective July 1, 1998, respectively.

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

8. The Palo Verde participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per incident. Based upon APS' 29.1% interest in the three Palo Verde units, APS maximum potential assessment per incident is approximately $77 million, with an annual payment limitation of approximately $9 million.

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

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company in 2000. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. The Company is currently evaluating what impact this standard will have on its consolidated financial statements.

10. In 1997 the Company adopted SFAS No. 128 "Earnings Per Share." This statement requires the presentation of both basic and diluted earnings per share on the consolidated financial statements. The following table presents earnings per average common share outstanding (EPS):

                                     Twelve Months Ended
                                        September 30,
                                      -----------------
Basic EPS:                             1998       1997
                                      -----      -----
         Continuing operations        $2.67      $2.44
         Discontinued operations         -       (0.11)
                                      ----------------
         Net income                   $2.67      $2.33
                                      ================
Diluted EPS:

         Continuing operations        $2.66      $2.43
         Discontinued operations         -       (0.11)
                                      ----------------
         Net income                   $2.66      $2.32
                                      ================


Dilutive stock options increased average common shares outstanding by 557,193 and 496,198 for the three-month period ended September 30, 1998 and 1997 respectively; 567,006 and 482,082 for the nine-month period ended September 30, 1998 and 1997 respectively; and 450,228 and 482,179 for the twelve-month period ended September 30, 1998 and 1997 respectively, but had no effect on net income. Total average common shares outstanding for the purposes of calculating diluted earnings per share were 85,326,808 and 85,244,147 for the three-month period ended September 30, 1998 and 1997 respectively; 85,355,520 and 86,246,399 for the nine-month period ended September 30, 1998 and 1997 respectively; and 85,223,290 and 86,672,761 for the twelve-month period ended September 30, 1998 and 1997 respectively.

                        PINNACLE WEST CAPITAL CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATING RESULTS

The following table shows the income and/or loss of Pinnacle West and its subsidiaries for the three-month, nine-month and twelve-month periods ended September 30, 1998 and 1997:

                                                  Income (Loss)
                                                   (Unaudited)
                                              (Thousands of Dollars)

                        Three Months Ended       Nine Months Ended      Twelve Months Ended
                           September 30,           September 30,           September 30,
                         1998        1997        1998        1997        1998        1997
                       -------     -------     -------     -------     -------     -------
APS                   $130,846    $126,715    $209,652    $218,032    $230,310    $212,837
SunCor                  (1,419)        451       3,866       2,706       6,494       5,674
El Dorado                  188          63       4,395       7,019       5,566       7,660
Pinnacle West (1)       (2,334)     (2,889)    (10,549)    (10,853)    (16,054)    (25,466)
                      --------    --------    --------    --------    --------    --------
Net Income            $127,281    $124,340    $207,364    $216,904    $226,316    $200,705
                      ========    ========    ========    ========    ========    ========


(1) Includes Pinnacle West's interest expense, discontinued operations and operating expenses net of income tax benefits/(expenses). Income tax benefits (expenses) are as follows (in thousands): $907 and $1,264 for the three months ended September 30, 1998 and 1997, respectively; $(553) and $2,472 for the nine months ended September 30, 1998 and 1997, respectively; and $(275) and $8,945 for the twelve months ended September 30, 1998 and 1997, respectively.

         APS

         OPERATING RESULTS - THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1997

         Earnings increased $4 million in the three-month comparison primarily because of customer growth, weather effects, and higher profitability from power marketing activities, partially offset by higher fuel expenses and a retail price reduction. See Note 6 of Notes to Condensed Consolidated Financial Statements for information on the price reduction.

         Operating revenues increased $108 million because of increased power marketing revenues ($71 million), customer growth ($28 million), and weather effects ($18 million), partially offset by the price reduction ($6 million) and other ($3 million). The increase in power marketing revenues was a result of higher market prices and increased activity. The increase in power marketing revenues was accompanied by related increases in purchased power.

         Fuel expenses increased $94 million primarily because of higher purchased power prices, increased wholesale and retail sales volumes, and the effects of two fuel-related settlements in the third quarter of 1997. The settlements contributed approximately $21 million to 1997 pretax earnings and are reflected on the income statement as reductions in fuel expense and as other income.

         OPERATING RESULTS - NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1997

         Earnings decreased $8 million in the nine-month comparison primarily because of two fuel-related settlements recorded in 1997, increased operations and maintenance expenses, the effects of weather, and two retail price reductions, partially offset by customer growth and higher profitability from power marketing activities. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information about the price reduction.

         The two fuel-related settlements increased 1997 pretax earnings by approximately $21 million. These settlements are reflected on the income statement as reductions in fuel expense and as other income.

         Operations and  maintenance  expenses  increased $22 million related to
impending   competition   and  growth,   outages  at  power   plants  and  other
miscellaneous factors.

         Operating revenues increased $92 million because of increased power marketing revenues ($69 million) and customer growth ($58 million). These factors were partially offset by the effects of weather ($20 million) and the price reductions ($15 million). The increase in power marketing revenues was a result of higher prices and increased activity. The increase in power marketing revenues was accompanied by related increases in purchased power.

         OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED WITH TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 1997

         Earnings increased $17 million in the twelve-month comparison primarily because of customer growth and higher profitability from power marketing activities. These positive factors more than offset two retail price reductions and the effects of weather. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information about the price reductions. The period ended September 30, 1997 also benefited from two fuel-related settlements and the recognition of $8 million of income tax benefits associated with capital loss carryforwards.

         Operating revenues increased $121 million because of increased power marketing revenues ($85 million) and customer growth ($69 million), partially offset by the price reductions ($18 million), the effects of weather ($10 million), and other ($5 million). The increase in power marketing revenues was a result of higher prices and increased activity. The increase in power marketing revenues was accompanied by related increases in purchased power.

         The two fuel-related settlements increased 1997 pretax earnings by approximately $21 million. These settlements are reflected on the income statement as reductions in fuel expense and as other income.

         Operations and maintenance expenses decreased $8 million because of a $32 million pretax charge for a voluntary severance program recorded in 1996 and related savings in 1997, partially offset by higher expenses related to impending competition and growth, outages at power plants and other miscellaneous factors.

         NON-UTILITY OPERATIONS

         The parent company's losses decreased in the third quarter and nine-month period because of lower interest expense resulting from debt reduction. The twelve-month period ended September 30, 1997 includes a loss from discontinued operations on a legal matter related to MeraBank, A Federal Savings Bank (a former subsidiary).

         SunCor's earnings were lower in the three-month period which is attributed to a decrease in net land and home sales. SunCor's earnings increased in the nine-month and twelve-month periods ended September 30, 1998 because of an increase in net land sales.

         El Dorado's decreased earnings in the nine-month and twelve-month periods were the result of investment sales in 1997.

         INVESTMENT TAX CREDIT AMORTIZATION

         As part  of a 1994  rate  settlement  with  the  ACC,  APS  accelerated amortization of substantially all deferred ITCs over a five-year period that ends on December 31, 1999. The amortization of ITCs decreases annual consolidated income tax expense by approximately $24 million.

LIQUIDITY AND CAPITAL RESOURCES

         PARENT COMPANY

         The parent company's cash requirements and its ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of the 1997 10-K.

         During the nine-months ended September 30, 1998, the parent company redeemed approximately $86 million of its long-term debt with cash from operations and short-term borrowings.

         As a result of the 1996 regulatory agreement (see Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), the parent company has invested $50 million in APS in 1996 and 1997 and will invest similar amounts annually in 1998 and 1999.

         The Board declared a quarterly dividend of 32.5 cents per share of common stock, payable December 1, 1998 to shareholders of record on November 2, 1998, totaling approximately $27.5 million.

         APS

         For the nine months ended September 30, 1998, APS incurred approximately $221 million in capital expenditures, which is approximately 68% of the most recently estimated 1998 capital expenditures. APS projected capital expenditures for the next three years are: 1998, $323 million; 1999, $322 million; and 2000, $317 million, respectively. These amounts include about $30 - $35 million each year for nuclear fuel expenditures. In addition, APS is considering expanding certain of its businesses over the next several years, which may result in increased expenditures.

         APS' long-term debt and preferred stock redemption requirements and payment obligations on a capitalized lease for the next three years are: 1998, $221 million; 1999, $174 million; and 2000, $104 million. During the nine months ended September 30, 1998, APS redeemed approximately $142 million of its long-term debt and approximately $38 million of its preferred stock with cash from operations and long-term and short-term debt. On December 1, 1998 APS will redeem all $37.5 million of its $1.8125 Cumulative Preferred Stock, Series W. As a result of the 1996 regulatory agreement (see Note 6 of Notes to Condensed Consolidated Financial Statements), the Company invested $50 million in APS in 1996 and 1997 and will invest similar amounts annually in 1998 and 1999.

         Although provisions in APS' bond indenture, articles of incorporation, and financing orders from the ACC establish maximum amounts of additional first mortgage bonds and preferred stock that APS may issue, management does not expect any of these restrictions to limit APS' ability to meet its capital requirements.

YEAR 2000 READINESS DISCLOSURE

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

        APS has been actively implementing and replacing new systems and technology since 1995 for reasons unrelated to the year 2000, and these actions have resulted in substantially all of its major information technology (IT) systems becoming Year 2000 compliant. The Company, APS, SunCor and El Dorado have made, and will continue to make, certain modifications to its computer hardware and software systems and applications, including IT and non-IT systems, in an effort to ensure they are capable of handling changing business needs, including dates in the year 2000 and thereafter. In addition, other APS IT systems and non-IT systems, including embedded technology and real-time process control systems, are being analyzed for potential modifications.

         To date, the Company, APS and El Dorado have inventoried and assessed essentially all critical IT and non-IT systems and any renovation, validation and implementation of these systems will be completed by mid-1999 for all critical systems that effect operations, except for those items that can only be completed during maintenance outages at Palo Verde, which will be completed for the last unit during the last half of 1999. APS has also designated an internal audit/quality review team that is periodically reviewing the individual Year 2000 projects and their Year 2000 readiness. SunCor is in the process of inventorying and assessing its IT and non-IT systems, and it expects this analysis to be completed by year-end 1998 and remediation and testing to be completed by mid-1999. The cost to the Company of Year 2000 remediation has not had, and is not expected to have, a material adverse effect on the Company's financial position, cash flows, or results of operations.

         The Company, APS, SunCor and El Dorado are communicating with their significant suppliers, business partners, other utilities and large customers to determine the extent to which they may be affected by these third parties' plans to remediate their own Year 2000 issues in a timely manner. The Company, APS, SunCor and El Dorado have been interfacing with suppliers of systems, services and materials in order to assess whether their schedules for analysis and remediation of Year 2000 issues are timely and to assess their ability to continue to supply required services and materials. APS is also working with the North American Electric Reliability Council (NERC) through the Western Systems Coordinating Council (WSCC) to develop operational plans for stable grid operation that will be utilized by the Company and other utilities in the western United States. However, the Company cannot currently predict the effect on the Company if the systems of these other companies are not Year 2000 compliant.

        APS currently estimates that it will spend approximately $5 million relating to Year 2000 issues, about half of which has been spent to date. This does not include expenditures incurred since 1995 to implement and replace systems for reasons unrelated to the Year 2000, as discussed above. Costs incurred to address the Year 2000 issue are charged to operating expenses as incurred and are expected to be funded by available cash balances and cash provided by operations.

        The Company currently expects that its most reasonably likely worst case Year 2000 scenario would be intermittent loss of power to APS customers, similar to an outage during a severe weather disturbance. In this situation APS would restore power as soon as possible by, among other things, re-routing power flows. The Company does not currently expect that this scenario would have a material effect on its financial position, cash flows or results of operations.

        The Company is working to develop its own contingency plans to handle Year 2000 issues, and expects these plans to be completed by mid-1999. As discussed above, APS is also working with NERC and WSCC to develop contingency plans related to grid operation.

COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

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

RATE MATTERS

        See Note 6 of Notes to Condensed  Consolidated  Financial  Statements in
Part I, Item 1 of this report for a discussion of a price reduction, which became effective on July 1, 1998.

FORWARD-LOOKING STATEMENTS

         The above discussion contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax and environmental legislation; the ability of APS to successfully compete outside its traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; technological developments in the electric industry; the strength of the real estate market; and Year 2000 issues.

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

         COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

         See Note 5 of Notes to Condensed  Consolidated  Financial Statements in
Part I, Item 1 of this report for a discussion of competition and the rules regarding the introduction of retail electric competition in Arizona. On February 28, 1997 and October 16, 1998, lawsuits were filed by APS to protect its legal rights regarding the rules and the amended rules, respectively, and in each complaint APS asked the Court for (i) a judgment vacating the retail electric competition rules, (ii) a declaratory judgment that the rules are unlawful because, among other things, they were entered into without proper legal authorization, and (iii) a permanent injunction barring the ACC from enforcing or implementing the rules and from promulgating any other regulations without lawful authority. ARIZONA PUBLIC SERVICE COMPANY v. ARIZONA CORPORATION COMMISSION, CV 97-03753 (consolidated under CV 97-03748.) ARIZONA PUBLIC SERVICE COMPANY v. ARIZONA CORPORATION COMMISSION, CV 98-18896. On August 28, 1998, the Company filed two lawsuits to protect its legal rights under the stranded cost order and in its complaints the Company asked the Court to vacate and set aside the order. ARIZONA PUBLIC SERVICE COMPANY v. ARIZONA CORPORATION COMMISSION, CV 98-15728. ARIZONA PUBLIC SERVICE COMPANY v. ARIZONA CORPORATION COMMISSION, 1-CA-CC-98-0008. See "State-Proposed Settlement Agreement" in Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report regarding the possible dismissal of the lawsuits described in this paragraph.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

EXHIBIT NO.       DESCRIPTION
-----------       -----------

27.1              Financial Data Schedule

         In  addition  to  those  Exhibits  shown  above,   the  Company  hereby
incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:   FILE NO.(a)    DATE EFFECTIVE
-----------   -----------                     ----------------------------   -----------    --------------
 10.1         Articles of Incorporation       19.1 to the Company's          1-8962         11-14-88
              restated as of July 29, 1988    September 30, 1988
                                              Form 10-Q Report

 10.2         Bylaws, amended as of           3.1 to the Company's 1995      1-8962         4-1-96
              February 21, 1996               Form 10-K Report

 10.3         Settlement Agreement            99.1 to APS' September 30,     1-4473         11-16-98
              between APS and the ACC         1998 Form 10-Q Report
              dated November 4, 1998,
              which includes a Memorandum
              of Understanding with TEP

         (b) Reports on Form 8-K

         During the quarter ended September 30, 1998, and the period from October 1 through November 13, 1998, the Company filed the following reports on Form 8-K:

         Report dated August 5, 1998 regarding the ACC rules related to retail competition.

--------
(a) Reports filed under File No. 1-4473 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

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

                                              PINNACLE WEST CAPITAL CORPORATION
                                                        (Registrant)




Dated: November 13, 1998                 By:  George A. Schreiber, Jr.
                                              ---------------------------------
                                              George A. Schreiber, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer
                                              and Officer Duly Authorized
                                              to sign this Report)