Form 10-K405
period 1998-12-31
PINNACLE WEST CAPITAL CORP
filed 1999-03-31
CIK 764622

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-K

       (Mark One)

         |X|      ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                  SECURITIES  EXCHANGE  ACT OF 1934
                  For the fiscal year ended December 31, 1998

                                       OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

                         Commission File Number 1-8962.

                        PINNACLE WEST CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                ARIZONA
     (State or other jurisdiction                        86-0512431
   of incorporation or organization)        (I.R.S. Employer Identification No.)

  400 East Van Buren Street, Suite 700
        Phoenix, Arizona 85004                          (602) 379-2500
    (Address of principal executive            (Registrant's telephone number,
      offices, including zip code)                    including area code)

                                   -----------
Securities registered pursuant to Section 12(b) of the Act:

================================================================================
                                                        Name of each exchange on
      Title of each class                                    which registered
--------------------------------------------------------------------------------
     Common Stock, .................................    New York Stock Exchange
     No Par Value                                       Pacific Stock Exchange
================================================================================
                                                       Aggregate Market Value
                                                          of Shares Held by
     Title of Each Class     Shares Outstanding as       Non-affiliates as of
       of Voting Stock         of March 25, 1999            March 25, 1999
--------------------------------------------------------------------------------

Common Stock, No Par Value....     84,644,979              $3,211,218,891(a)
--------------------------------------------------------------------------------
(a) Computed by reference to the closing price on the composite tape on March 25, 1999, as reported by the Wall Street Journal.
================================================================================
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
================================================================================
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 19, 1999 are incorporated by reference into Part III hereof.
================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

GLOSSARY      ...........................................................     1

PART I
     Item 1.  Business...................................................     3
     Item 2.  Properties.................................................    14
     Item 3.  Legal Proceedings..........................................    18
     Item 4.  Submission of Matters to a Vote of Security Holders........    19
     Supplemental Item.
              Executive Officers of the Registrant.......................    19

PART II
     Item 5.  Market for Registrant's Common Stock and Related
              Security Holder Matters....................................    20
     Item 6.  Selected Consolidated Financial Data.......................    21
     Item 7.  Financial Review...........................................    23
     Item 7A  Quantitative and Qualitative Disclosures about
              Market Risk................................................    30
     Item 8.  Financial Statements and Supplementary Data................    31
     Item 9.  Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure........................    57

PART III
     Item 10. Directors and Executive Officers of the Registrant.........    57
     Item 11. Executive Compensation.....................................    57
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management.................................................    57
     Item 13. Certain Relationships and Related Transactions.............    57

PART IV
     Item 14. Exhibits, Financial Statements, Financial Statement
              Schedules, and Reports on Form 8-K.........................    58

SIGNATURES...............................................................    76

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

CHOLLA 4 -- Unit 4 of the Cholla Power Plant

COMPANY -- Pinnacle West Capital Corporation

CUC -- Citizens Utilities Company

DOE -- United States Department of Energy

EITF -- Emerging Issues Task Force

EITF 97-4 -- Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity -- Issues Related to the Applications of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71"

EITF 98-10 -- Emerging Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities"

EL DORADO -- El Dorado Investment Company

ENERGY ACT -- National Energy Policy Act of 1992

EPA -- United States Environmental Protection Agency

FASB -- Financial Accounting Standards Board

FERC -- Federal Energy Regulatory Commission

FOUR CORNERS -- Four Corners Power Plant

GAAP -- Generally accepted accounting principles

ITC -- Investment tax credit

KW -- Kilowatt, one thousand watts

KWH -- Kilowatt-hour, one thousand watts per hour

MORTGAGE -- Mortgage and Deed of Trust, dated as of July 1, 1946, as supplemented and amended

MW -- Megawatt hours, one million watts

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

SEC -- Securities and Exchange Commission

SFAS  NO.  34  --   Statement  of  Financial   Accounting   Standards   No.  34,
"Capitalization of Interest Cost"

SFAS NO. 71 -- Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"

SFAS NO. 123 -- Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"

SFAS NO. 130 -- Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"

SFAS NO. 133 -- Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"

SALT RIVER PROJECT -- Salt River Project Agricultural Improvement and Power District

SUNCOR -- SunCor Development Company

USEC -- United States Enrichment Corporation

WASTE ACT -- Nuclear Waste Policy Act of 1982, as amended

                                     PART I

                                ITEM 1. BUSINESS

THE COMPANY

         GENERAL

         We were incorporated in 1985 under the laws of the State of Arizona and are engaged, through our subsidiaries, in the generation and distribution of electricity; in real estate development; and in venture capital investment. Our principal executive offices are located at 400 East Van Buren Street, Suite 700, Phoenix, Arizona 85004 (telephone 602-379-2500).

         At December 31, 1998, we employed approximately 7,333 people, including the employees of our subsidiaries. Of these employees, 6,075 were employees of our major subsidiary, APS, and employees assigned to joint projects of APS where APS serves as a project manager, and approximately 1,258 were our employees and employees of our other subsidiaries.

         Our other subsidiaries, in addition to APS, include SunCor and El Dorado. See "Business of SunCor Development Company" and "Business of El Dorado Investment Company" in this Item for further information regarding SunCor and El Dorado.

         This document contains "forward-looking statements" that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax, and environmental legislation; the ability of APS to successfully compete outside its traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; technological developments in the electric industry; Year 2000 issues; and the strength of the real estate market. See "Business of Arizona Public Service Company -- Competition" for a discussion of some of these factors.

         ARIZONA CORPORATION COMMISSION AFFILIATED INTEREST RULES. On March 14, 1990, the ACC issued an order adopting certain rules purportedly applicable only to a certain class of public utilities regulated by the ACC, including APS. The rules define the terms "public utility holding company" and "affiliate" with respect to public service corporations regulated by the ACC in such a manner as to include us and all of our non-public service corporation subsidiaries. By their terms, the rules, among other things, require public utilities, such as APS, to receive ACC approval prior to (1) obtaining an interest in, or guaranteeing or assuming the liabilities of, any affiliate not regulated by the ACC; (2) lending to any such affiliate (except for short-term loans in an amount less than $100,000); or (3) using utility funds to form a subsidiary or divest itself of any established subsidiary. The rules also prevent a utility from transacting business with an affiliate unless the affiliate agrees to provide the ACC "access to the books and records of the affiliate to the degree required to fully audit, examine or otherwise investigate transactions between the public utility and the affiliate." In addition, the rules provide that an "affiliate or holding company may not divest itself of, or otherwise relinquish control of, a public utility without thirty (30) days prior written notification to the [ACC]" and requires all public utilities subject to them and all public utility holding companies to annually "provide the [ACC] with a description of diversification plans for the current calendar year that have been approved by the Boards of Directors." The rules have not had, nor do we expect the rules to have, a material adverse impact on our business or operations.

                   BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

         Following is a discussion of the business of APS, our major subsidiary.

GENERAL

         APS was incorporated in 1920 under the laws of Arizona and is engaged principally in serving electricity in the State of Arizona. The principal executive offices of APS are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000). We own all of the outstanding shares of APS' common stock.

         APS is Arizona's largest electric utility, with 799,000 customers, and provides wholesale or retail electric service to the entire state of Arizona with the exception of Tucson and about one-half of the Phoenix area. During 1998, no single purchaser or user of energy accounted for more than 2% of total electric revenues. At December 31, 1998, APS employed 6,075 people, which includes employees assigned to joint projects where APS is project manager.

COMPETITION

         RETAIL

     GENERAL. Under current law, APS is not in direct competition with any other regulated electric utility for electric service in APS' retail service territory. Nevertheless, APS is subject to varying degrees of competition in certain territories adjacent to or within areas that it serves that are also currently served by other utilities in our region (such as Tucson Electric Power Company, Southwest Gas Corporation, and Citizens Utility Company) as well as cooperatives, municipalities, electrical districts, and similar types of governmental organizations (principally Salt River Project).

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

     ARIZONA  ELECTRIC   INDUSTRY   RESTRUCTURING.   See  Note  3  of  Notes  to
Consolidated Financial Statements in Item 8 for a discussion of the electric industry restructuring in Arizona, including ACC rules for the introduction of retail electric competition; stranded cost recovery; and Arizona legislative initiatives. See also "Financial Review - Competition and Industry Restructuring" in Item 7.

     WHOLESALE

     GENERAL. APS competes with other utilities, power marketers, and independent power producers in the sale of electric capacity and energy in the wholesale market. APS expects that competition to sell capacity will remain vigorous. APS' rates for wholesale power sales and transmission services are subject to regulation by the FERC. During 1998, approximately 16% of APS' electric operating revenues resulted from such sales and charges.

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

     Effective July 9, 1996, a FERC decision requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with access to transmission facilities comparable to the transmission owners' access for wholesale transactions, establishes information requirements, and provides for recovery of certain wholesale stranded costs. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states, unless a state lacks authority to impose rates to recover such costs, in which case FERC will consider doing so. APS has filed a revised open access tariff in accordance with this decision. APS does not believe that this decision will have a material adverse impact on its results of operations or financial position.

     REGULATORY ASSETS

     APS' major regulatory assets are deferred income taxes and rate synchronization cost deferrals. These items, combined with miscellaneous regulatory assets and liabilities, amounted to approximately $900 million at December 31, 1998. Under a 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period that will end June 30, 2004. APS' existing regulatory orders and the current regulatory environment support APS' accounting practices related to regulatory assets. If rate recovery of these assets is no longer probable, whether due to competition or regulatory action, APS would be required to write off the remaining balance as an extraordinary charge to expense. This could have a material impact on APS' financial statements. See Notes 1, 3, and 4 of Notes to Consolidated Financial Statements in Item 8 for additional information.

     COMPETITIVE STRATEGIES

     APS is pursuing strategies to maintain and enhance its competitive position. These strategies include (i) cost management, with an emphasis on the reduction of variable costs (fuel, operations, and maintenance expenses) and on increased productivity through technological efficiencies; (ii) a focus on APS' core business through customer service, distribution system reliability, business segmentation, and the anticipation of market opportunities; (iii) an emphasis on good regulatory relationships; (iv) asset maximization (e.g., higher capacity factors and lower forced outage rates); (v) expanding APS' generation asset base to support growth in the competitive power marketing arena; (vi) strengthening APS' capital structure and financial condition; (vii) leveraging core competencies into related areas, such as energy management products and services; and (viii) establishing a trading floor and implementing a risk management program to provide for more stability of prices and the ability to retain or grow incremental margin through more competitive pricing and risk management. Underpinning APS' competitive strategies are the strong growth characteristics of APS' service territory. As competition in the electric utility industry continues to evolve, APS will continue to evaluate strategies and alternatives that will position us to compete effectively in a more competitive, restructured industry.

GENERATING FUEL AND PURCHASED POWER

     1998 ENERGY MIX

     APS' sources of energy during 1998 were: coal - 36.2%; nuclear - 27.5%; purchased power - 32.3%; and other - 4.0%.

     COAL SUPPLY

     APS believes that Cholla has sufficient reserves of low sulfur coal committed to the plant through 2005. In 1998, the current supplier agreed to allow Cholla to test burn coal from other sources, which led to coal purchases on the spot market. The current supplier is expected to continue to provide substantially all of Cholla's low sulfur coal requirements. APS believes there are sufficient reserves of low sulfur coal available to allow the continued operation of Cholla for its useful life. APS also believes that Four Corners and NGS have sufficient reserves of low sulfur coal available for use by those plants to continue operating them for their useful lives.

     The current sulfur content of coal being used at Four Corners, NGS, and Cholla is approximately 0.77%, 0.54%, and 0.44%, respectively. In 1998, average prices paid for coal supplied from the reserves dedicated under existing contracts were slightly lower, but still comparable to 1997. Escalation components of existing long-term coal contracts impact future coal prices. In addition, major price adjustments can occur from time to time as a result of contract renegotiation.

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

     NATURAL GAS SUPPLY

     APS is a party to contracts with a number of natural gas operators and marketers which allow APS to purchase natural gas in the method APS determines to be most economic. Currently, APS is purchasing the majority of its natural gas requirements from 25 companies pursuant to contracts. APS' natural gas supply is transported pursuant to a firm transportation service contract with El Paso Natural Gas Company. APS continues to analyze the market to determine the most favorable source and method of meeting its natural gas requirements.

     NUCLEAR FUEL SUPPLY

     The fuel cycle for Palo Verde is comprised of the following stages:

+    the mining and milling of uranium ore to produce uranium concentrates,
+    the conversion of uranium concentrates to uranium hexafluoride,
+    the enrichment of uranium hexafluoride,
+    the fabrication of fuel assemblies,
+    the utilization of fuel assemblies in reactors and
+    the storage of spent fuel and the disposal thereof.

The Palo Verde participants have made contractual arrangements to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 2001. Existing contracts and options could be utilized to meet approximately 93% of requirements in 2002, 62% of requirements in 2003, 51% of requirements in 2004, and 44% of requirements from 2005 through 2007. Spot purchases on the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contractual options.

     The Palo Verde participants have contracted for 85% of conversion services required through 2002. The Palo Verde participants have an enrichment services contract and an enriched uranium product contract that furnish enrichment services required for the operation of the three Palo Verde units through 2003. In addition, existing contracts will provide fuel assembly fabrication services until at least 2003 for each Palo Verde unit, and through contract options, approximately fifteen additional years are available.

     SPENT NUCLEAR FUEL AND WASTE DISPOSAL. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. The NRC, pursuant to the Waste Act, requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE. APS has done so on its behalf and on behalf of the other Palo Verde participants. Under the Waste Act, DOE was to develop the facilities necessary for the storage and disposal of spent nuclear fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository. DOE has announced that such a repository now cannot be completed before 2010. In July 1996, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) ruled that the DOE has an obligation to start disposing of spent nuclear fuel no later than January 31, 1998. By way of letter dated December 17, 1996, DOE informed APS and other contract holders that DOE anticipates that it will be unable to begin acceptance of spent nuclear fuel for disposal in a repository or interim storage facility by January 31, 1998. In November 1997, the D.C. Circuit issued a Writ of Mandamus precluding DOE from excusing its own delay on the grounds that DOE has not yet prepared a permanent repository or interim storage facility. On May 5, 1998, the D.C. Circuit issued a ruling refusing to order DOE to begin moving spent nuclear fuel. On July 24, 1998, APS filed a Petition for Review regarding DOE's obligation to begin accepting spent nuclear fuel. ARIZONA PUBLIC SERVICE COMPANY
V. DEPARTMENT OF ENERGY AND UNITED STATES OF AMERICA, No. 98-1346 (D.C. Cir.). See "Palo Verde Nuclear Generating Station" in Note 12 of Notes to Financial Statements in Item 8 for a discussion of interim spent fuel storage costs.

     Several  bills  have  been   introduced  in  Congress   contemplating   the
construction of a central interim storage facility; however, there is resistance to certain features of these bills both in Congress and the Administration.

     Facility funding is a further complication. While all nuclear utilities pay into a so-called nuclear waste fund an amount calculated on the basis of the output of their respective plants, the annual Congressional appropriations for the permanent repository have been for amounts less than the amounts paid into the waste fund (the balance of which is being used for other purposes). According to DOE spokespersons, the fund may now be at a level less than needed to achieve a 2010 operational date for a permanent repository. No funding will be available for a central interim facility until one is authorized by Congress.

     APS has storage capacity in existing fuel storage pools at Palo Verde which, with certain modifications, could accommodate all fuel expected to be discharged from normal operation of Palo Verde through about 2002. APS also believes it could augment that wet storage with new facilities for on-site dry storage of spent fuel for an indeterminate period of operation beyond 2002, subject to obtaining any required governmental approvals. One way or another, APS currently believes that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation beyond 2002.

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

     APS believes that scientific and financial aspects of the issues of spent fuel and low-level waste storage and disposal can be resolved satisfactorily. However, APS also acknowledges that their ultimate resolution in a timely fashion will require political resolve and action on national and regional scales which APS is less able to predict.

PURCHASED POWER AGREEMENTS

     In addition to that available from APS' own generating capacity (see "Properties" in Item 2), APS purchases electricity from other utilities under various arrangements. One of the most important of these is a long-term contract with Salt River Project. This contract may be canceled by Salt River Project on three years' notice and requires Salt River Project to make available, and APS to pay for, certain amounts of electricity. The amount of electricity is based in large part on customer demand within certain areas now served by APS pursuant to a related territorial agreement. The generating capacity available to APS pursuant to the contract was 292 MW January through May 1998, and starting June 1998 increased to 316 MW. In 1998, APS received approximately 943,354 MWh of energy under the contract and paid about $43 million for capacity availability and energy received. See Note 3 of Notes to Consolidated Financial Statements for a discussion of amendments to agreements with Salt River Project.

     In September 1990, APS entered into certain agreements with PacifiCorp relating principally to sales and purchases of electric power and electric utility assets. In July 1991 APS sold Cholla 4 to PacifiCorp. As part of the transaction, PacifiCorp agreed to make a firm system sale to APS for thirty years during our summer peak season. The amount of the sale for the first seven years was 175 MW and it increases after that at APS' option, up to a maximum amount of 380 MW. APS converted the firm system sales to one-for-one seasonal capacity exchanges with PacifiCorp on October 31, 1997. On January 1, 1999 APS' agreements with PacifiCorp provide for 275 MW capacity exchange and beginning in May 1999, an additional 205 MW capacity exchange begins. In 1998, APS had 275 MW of generating capacity available from PacifiCorp. APS received approximately 281,217 MWh of energy under the exchange.

     During 1996, APS entered into an agreement with Citizens Utilities Company to build, own, operate, and maintain a combustion turbine in northwest Arizona. CUC terminated the combustion turbine project in February 1999. APS has notified CUC that it will retain the rights to the combustion turbine project.

CONSTRUCTION PROGRAM

     During the years 1996 through 1998, APS incurred approximately $899 million in capitalized expenditures. Utility capitalized expenditures for the years 1999 through 2001 are expected to be primarily for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities, and for environmental purposes. Capitalized expenditures, including expenditures for environmental control facilities, for the years 1999 through 2001 have been estimated as follows:

                              (MILLIONS OF DOLLARS)
BY YEAR                                              BY MAJOR FACILITIES
-----------------------------------         ------------------------------------
1999                           $328         Production                      $236
2000                            317         Transmission and Distribution    564
2001                            300         General                          113
                               ----         Other Projects                    32
     Total                     $945                                         ----
                               ====              Total                      $945
                                                                            ====

     The amounts for 1999 through 2001 exclude capitalized interest costs and include capitalized property taxes and about $30-$35 million each year for nuclear fuel. APS conducts a continuing review of its construction program. APS is considering expanding certain of its operations over the next several years, which may result in additional expenditures. APS currently believes that there will be opportunities to expand its investment in generating assets in the next five years. It is expected that these generating assets would be organized in a newly-created, non-regulated affiliate under us.

MORTGAGE REPLACEMENT FUND REQUIREMENTS

     So long as any of APS' first mortgage bonds are outstanding, APS is required for each calendar year to deposit with the trustee under its Mortgage cash in a formularized amount related to net additions to APS' mortgaged utility plant. APS may satisfy all or any part of this "replacement fund" requirement by utilizing redeemed or retired bonds, net property additions, or property retirements. For 1998, the replacement fund requirement amounted to approximately $138 million. Certain of the bonds APS has issued under the Mortgage that are callable prior to maturity are redeemable at their par value plus accrued interest with cash APS deposits in the replacement fund. This is subject in many cases to a period of time after the original issuance of the bonds during which they may not be so redeemed.

ENVIRONMENTAL MATTERS

     EPA ENVIRONMENTAL REGULATION

     CLEAN AIR ACT. APS is subject to a number of requirements under the Clean Air Act. Pursuant to the 1977 amendments to the Clean Air Act, the EPA adopted regulations that address visibility impairment in certain federally-protected areas which can be reasonably attributed to specific sources. In September 1991, the EPA issued a final rule that limited sulfur dioxide emissions at NGS. One NGS unit had to comply with this rule in 1997, one in 1998, and the last unit in 1999. Salt River Project is the NGS operating agent. Salt River Project estimates a capital cost of $430 million and annual operations and maintenance costs of approximately $14 million for all three units, for NGS to meet these requirements. APS is required to fund 14% of these expenditures. Approximately 93% of these capital costs have been incurred through 1998.

     The Clean Air Act Amendments of 1990 (the "Amendments") address, among other things:

+    "acid rain,"
+    visibility in certain specified areas,
+    hazardous air pollutants and
+    areas that have not attained national ambient air quality standards.

With respect to "acid rain," the Amendments establish a system of sulfur dioxide emissions "allowances." Each existing utility unit is granted a certain number of "allowances." For Phase II plants, which include APS' plants, allowances will be required beginning in the year 2000 to operate the plants. On March 5, 1993, the EPA promulgated rules listing allowance allocations applicable to APS' plants. Based on those allocations, APS will have sufficient allowances to permit continued operation of its plants at current levels without installing additional equipment.

     In addition, the Amendments require the EPA to set nitrogen oxides emissions limitations. These limitations require certain plants to install additional pollution control equipment. In December 1996, the EPA issued rules for nitrogen oxides emissions limitations that may require APS to install additional pollution control equipment at Four Corners by January 1, 2000. On February 14, 1997, APS filed a Petition for Review in the United States Court of Appeals for the District of Columbia. APS alleged that the EPA improperly classified Four Corners Unit 4 in these rules, thereby subjecting Unit 4 to a more stringent emission limitation. ARIZONA PUBLIC SERVICE COMPANY V. UNITED STATES ENVIRONMENTAL PROTECTION AGENCY, No. 97-1091. In February 1998, the Court vacated the Unit 4 emission limitation and remanded the issue to EPA for reconsideration. APS cannot currently predict how the EPA will respond. However, based on APS' initial evaluation, APS currently estimates its capital cost of complying with the rules may be approximately $4 million.

     With respect to protection of visibility in certain specified areas, the Amendments require the EPA to conduct a study concerning visibility impairment in those areas and to identify sources contributing to such impairment. Interim findings of this study indicate that any beneficial effect on visibility as a result of the Amendments would be offset by expected population and industry growth. The Amendments also require EPA to establish a "Grand Canyon Visibility Transport Commission" to complete a study on visibility impairment in the "Golden Circle of National Parks" in the Colorado Plateau. NGS, Cholla, and Four Corners are located near the Golden Circle of National Parks. The Commission completed its study and on June 10, 1996 submitted its final recommendations to the EPA. The Commission recommended that, beginning in 2000 and every 5 years thereafter, if actual sulfur dioxide emissions from all stationary sources in an eight-state region (including Arizona, New Mexico, Utah, Nevada, and California) exceed the projected emissions, which are projected to decline under the current regulatory scheme, the projected total emissions will be changed to a "regional emissions cap" and an emissions trading program would be implemented to limit total sulfur dioxide emissions in the region. The EPA will consider these recommendations before promulgating final requirements on a regional haze regulatory program which the EPA proposed in July 1997 and which is expected to be finalized by mid-1999.

     Under EPA's proposed regional haze program, states would be required to submit plans to meet "presumptive reasonable progress targets" for achieving perceptible improvements in visibility conditions in Federal Class I areas (e.g., national parks) every 10-15 years. The proposal also calls for states to conduct three year "best available retrofit technology" ("BART") reviews on point sources which became operational between 1962 and 1977 and which may normally be anticipated to contribute to regional haze visibility impairment.

     Also, in July 1997, EPA promulgated final National Ambient Air Quality Standards for ozone and particulate matter. Pursuant to the rules, the ozone standard is more stringent and a new ambient standard for very fine particles has been established. Congress has enacted legislation that could delay the implementation of regional haze requirements and the particulate matter ambient standard. Because the actual level of emissions controls, if any, for any unit cannot be determined at this time, APS currently cannot estimate the capital expenditures, if any, which would result from the final rules. However, APS does not currently expect these rules to have a material adverse effect on its financial position or results of operations.

     With respect to hazardous air pollutants emitted by electric utility steam generating units, the Amendments require two studies. The results of the first study indicated an impact from mercury emissions from such units in certain unspecified areas. The EPA has not yet stated whether or not mercury emissions limitations will be imposed. Secondly, the EPA will complete a general study in the next several years concerning the necessity of regulating hazardous air pollutant emissions from such units under the Amendments. Because APS cannot speculate as to the ultimate requirements by the EPA, APS cannot currently estimate the capital expenditures, if any, which may be required as a result of these studies.

     Certain aspects of the Amendments may require related expenditures by APS, such as permit fees. APS does not expect any of these to have a material impact on its financial position or results of operations.

     SUPERFUND. The Comprehensive Environmental Response, Compensation, and Liability Act ("Superfund") establishes liability for the cleanup of hazardous substances found contaminating the soil, water, or air. Those who generated, transported, or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties ("PRPs"). PRPs may be strictly, and often jointly and severally, liable for the cost of any necessary remediation of the substances. The EPA had previously advised APS that the EPA considers APS to be a PRP in the Indian Bend Wash Superfund Site, South Area. APS' Ocotillo Power Plant is located in this area. APS is in the process of conducting an investigation to determine the extent and scope of contamination at the plant site. Based on the information to date, including available insurance coverage and an EPA estimate of cleanup costs, APS does not expect this matter to have a material impact on its financial position or results of operations.

     MANUFACTURED GAS PLANT SITES. APS is currently investigating properties which APS now owns or which were at one time owned by APS or its corporate predecessor, that were at one time sites of, or sites associated with, manufactured gas plants. The purpose of this investigation is to determine if:

+    waste materials are present
+    such materials constitute an environmental or health risk and
+    APS has any responsibility for remedial action.

Where appropriate, APS has begun remediation of certain of these sites. APS does not expect these matters to have a material adverse effect on its financial position or results of operations.

     PURPORTED NAVAJO ENVIRONMENTAL REGULATION

     Four Corners and NGS are located on the Navajo Reservation and are held under easements granted by the federal government as well as leases from the Navajo Nation. APS is the Four Corners operating agent. APS owns a 100% interest in Four Corners Units 1, 2, and 3, and a 15% interest in Four Corners Units 4 and 5. APS owns a 14% interest in NGS Units 1, 2, and 3.

     In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act (collectively, the "Acts"). Pursuant to the Acts, the Navajo Nation Environmental Protection Agency is authorized to promulgate regulations covering air quality, drinking water, and pesticide activities, including those that occur at Four Corners and NGS. By separate letters dated October 12 and October 13, 1995, the Four Corners participants and the NGS participants requested the United States Secretary of the Interior to resolve their dispute with the Navajo Nation regarding whether or not the Acts apply to operations of Four Corners and NGS. On October 17, 1995, the Four Corners participants and the NGS participants each filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that

+ their respective leases and federal easements preclude the application of the Acts to the operations of Four Corners and NGS and

+    the  Navajo   Nation  and  its  agencies   and  courts  lack   adjudicatory
     jurisdiction to determine the enforceability of the Acts as applied to Four Corners and NGS.

On October 18, 1995, the Navajo Nation and the Four Corners and NGS participants agreed to indefinitely stay these proceedings so that the parties may attempt to resolve the dispute without litigation. The Secretary and the Court have stayed these proceedings pursuant to a request by the parties. APS cannot currently predict the outcome of this matter.

     In February 1998, the EPA promulgated regulations specifying those provisions of the Clean Air Act for which it is appropriate to treat Indian tribes in the same manner as states. The EPA indicated that it believes that the Clean Air Act generally would supersede pre-existing binding agreements that may limit the scope of tribal authority over reservations. On April 10, 1998, APS filed a Petition for Review in the United States Court of Appeals for the District of Columbia. ARIZONA PUBLIC SERVICE COMPANY V. UNITED STATES ENVIRONMENTAL PROTECTION AGENCY, No. 98-1196. On February 19, 1999, the EPA promulgated regulations setting forth the EPA's approach to issuing Federal operating permits to covered stationary sources on Indian reservations, pursuant to the Amendments. APS is currently evaluating the impact of these regulations.

WATER SUPPLY

     Assured supplies of water are important for APS' generating plants. At the present time, APS has adequate water to meet its needs. However, conflicting claims to limited amounts of water in the southwestern United States have resulted in numerous court actions in recent years.

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

     A summons served on APS in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987, in an action pending in Maricopa County Superior Court. (IN RE THE GENERAL ADJUDICATION OF ALL RIGHTS TO USE WATER IN THE GILA RIVER SYSTEM AND SOURCE, Supreme Court Nos. WC-79-0001 through WC 79-0004 (Consolidated) [WC-1, WC-2, WC-3 and WC-4 (Consolidated)], Maricopa County Nos. W-1, W-2, W-3 and W-4 (Consolidated)). Palo Verde is located within the geographic area subject to the summons. APS' rights and the rights of the Palo Verde participants to the use of groundwater and effluent at Palo Verde is potentially at issue in this action. As project manager of Palo Verde, APS filed claims that dispute the court's jurisdiction over the Palo Verde participants' groundwater rights and their contractual rights to effluent relating to Palo Verde. Alternatively, APS seeks confirmation of such rights. Three of APS' less-utilized power plants are also located within the geographic area subject to the summons. APS' claims dispute the court's jurisdiction over APS' groundwater rights with respect to these plants. Alternatively, APS seeks confirmation of such rights. Issues important to the claims are pending on appeal to the Arizona Supreme Court. No trial date concerning APS' water rights claims has been set in this matter.

     APS has also filed claims to water in the Little Colorado River Watershed in Arizona in an action pending in the Apache County Superior Court. (IN RE THE GENERAL ADJUDICATION OF ALL RIGHTS TO USE WATER IN THE LITTLE

COLORADO RIVER SYSTEM AND SOURCE, Supreme Court No. WC-79-0006 WC-6, Apache County No. 6417). APS' groundwater resource utilized at Cholla is within the geographic area subject to the adjudication and is therefore potentially at issue in the case. APS' claims dispute the court's jurisdiction over APS' groundwater rights. Alternatively, APS seeks confirmation of such rights. The parties are in the process of settlement negotiations with respect to this matter. No trial date concerning APS' water rights claims has been set in this matter.

     Although the foregoing matters remain subject to further evaluation, APS expects that the described litigation will not have a material adverse impact on its financial position or results of operations.

                     BUSINESS OF SUNCOR DEVELOPMENT COMPANY

         SunCor was incorporated in 1965 under the laws of the State of Arizona and is engaged primarily in the acquisition, ownership, development, operation, and sale of land and other real property, including homes and commercial buildings. The principal executive offices of SunCor are located at 3838 North Central, Suite 1500, Phoenix, Arizona 85012 (telephone 602-285-6800). SunCor and its subsidiaries, excluding SunCor Resort & Golf Management, Inc. ("Resort Management"), employ approximately 140 persons. Resort Management, which manages the Wigwam Resort and Country Club (the "Wigwam"), employs between 620 and 750 persons at the Wigwam, depending on the Wigwam's operating season. In addition, Resort Management operates three golf courses and family entertainment operations which together employ about 300 people.

         Effective January 1, 1996, SunCor's homebuilding subsidiary, SunCor Homes, Inc., purchased the assets of Golden Heritage Homes. Subsequent to December 31, 1996, SunCor Homes, Inc. changed its name to Golden Heritage Homes, Inc.

         SunCor's projects consist primarily of land and improvements and other real estate investments. SunCor's major asset is the Palm Valley project which consists of over 9,000 acres and is located west of Phoenix in the area of Goodyear/Litchfield Park, Arizona ("Palm Valley"). SunCor has completed the master plan for developing Palm Valley. There has been significant residential and commercial development at Palm Valley by SunCor and by other developers that have acquired land from SunCor or entered into joint ventures with SunCor. Development at Palm Valley currently includes residential communities, including a retirement community, with golf courses, hotels, restaurants, commercial and retail outlets, hospitals, and assisted-care facilities.

         Other SunCor projects under development include seven master-planned communities and four commercial projects. The four commercial projects and four of the master-planned communities are located in the Phoenix area. Other master-planned communities are located near Sedona, Arizona, near St. George, Utah, and near Santa Fe, New Mexico. Several of the master-plan and commercial projects are joint ventures with other developers, financial partners, or landowners.

         For the past three years, SunCor's operating revenues were about: 1998, $124.2 million; 1997, $116.5 million; and 1996, $99.5 million. For those same periods SunCor's net income was about: 1998, $44.7 million; 1997, $5.3 million; and 1996, $4.2 million. About $37.2 million of SunCor's 1998 net income represents income related to the recognition of a deferred tax asset. The deferred tax asset relates to net operating losses and book/tax basis differences. SunCor is expected to realize these benefits in subsequent periods pursuant to an intercompany tax allocation agreement. On a consolidated basis, there was no impact to consolidated net income. SunCor's capital needs consist primarily of capital expenditures for land development and home construction. On the basis of projects now under development, SunCor expects capital needs over the next three years to be: 1999, $58 million; 2000, $53 million; and 2001, $43 million.

         At December 31, 1998, SunCor had total assets of about $407 million. See Note 6 of Notes to the Consolidated Financial Statements in Item 8 for information regarding SunCor's long-term debt. SunCor intends to continue its focus on real estate development in homebuilding and the development of residential, commercial, and industrial projects.

                    BUSINESS OF EL DORADO DEVELOPMENT COMPANY

         El Dorado was incorporated in 1983 under the laws of the State of Arizona and is engaged principally in the business of making equity investments in other companies. El Dorado's short-term goal is to convert its venture capital portfolio to cash as quickly and as advantageously as possible. On a long-term basis, we may use El Dorado, when appropriate, as our subsidiary for new ventures that are strategically close to our principal business of generating, distributing, and marketing electricity. El Dorado's offices are located at 400 East Van Buren Street, Suite 750, Phoenix, Arizona 85004 (telephone 602-379-2662).

         El Dorado had investments in venture capital partnerships totaling approximately $7 million at December 31, 1998. In addition to the foregoing investments, at December 31, 1998, El Dorado had direct investments of approximately $17 million in other private and public companies and partnerships. These investments include a 56% interest in NAC International, a company that specializes in nuclear spent fuel storage and transportation technology, as well as nuclear fuel cycle and international energy policy consulting.

         For the past three years, El Dorado's net income was: 1998, $4.5 million; 1997, $8.2 million; and 1996, $0.4 million. At December 31, 1998, El Dorado had total assets of about $27 million.

                               ITEM 2. PROPERTIES

ACCREDITED CAPACITY

     APS' present generating facilities have an accredited capacity as follows:

                                                                   CAPACITY(KW)

Coal:
     Units 1, 2, and 3 at Four Corners............................    560,000
     15% owned Units 4 and 5 at Four Corners......................    222,000
     Units 1, 2, and 3 at Cholla Plant............................    615,000
     14% owned Units 1, 2, and 3 at the Navajo Plant..............    315,000
                                                                    ---------
                                                                    1,712,000
                                                                    ---------
Gas or Oil:
     Two steam units at Ocotillo and two steam units at Saguaro...    435,000(1)
     Eleven combustion turbine units..............................    493,000
     Three combined cycle units...................................    255,000
                                                                    ---------
                                                                    1,183,000
                                                                    ---------
Nuclear:
     29.1% owned or leased Units 1, 2, and 3 at Palo Verde........  1,086,300
                                                                    ---------

Other.............................................................      5,600
                                                                    ---------

     Total........................................................  3,986,900
                                                                    =========

---------------

     (1) West Phoenix steam units (108,300 kW) are currently mothballed.

              -----------------------------------------------------


RESERVE MARGIN

     APS' peak one-hour demand on its electric system was recorded on July 16, 1998 at 5,072,000 kW, compared to the 1997 peak of 4,608,600 kW recorded on August 22. Taking into account additional capacity then available to APS under purchase power contracts as well as APS' own generating capacity, APS' capability of meeting system demand on July 16, 1998, computed in accordance with accepted industry practices, amounted to 5,139,600 kW, for an installed reserve margin of 3.1%. The power actually available to APS from its resources fluctuates from time to time due in part to planned outages and technical problems. The available capacity from sources actually operable at the time of the 1998 peak amounted to 4,862,600 kW, for a margin of (3.9%). Firm purchases from neighboring utilities totaling 1,467,000 kW were in place at the time of the peak ensuring the ability to meet the load requirement, with an actual reserve margin of 7.4%.

PLANT SITES LEASED FROM NAVAJO NATION

     NGS and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Nation. We do not believe that the risk with respect to enforcement of these easements and leases is material. The lease for Four Corners waives until 2001 the requirement that APS, as well as its fuel supplier, pay certain taxes to the Navajo Nation. In September 1997, a settlement agreement was finalized between the coal supplier to Four Corners, the Navajo Nation, and APS which settled certain issues in the Four Corners lease regarding the obligation of the fuel supplier to pay taxes prior to the expiration of tax waivers in 2001. Pursuant to the agreement, in 1997 APS recognized approximately $14 million of pretax earnings related to a partial refund of possessory interest taxes paid by the fuel supplier. The parties also agreed to renegotiate their business relationship before 2001 in an effort to permit the electricity generated at Four Corners to be priced competitively. APS cannot currently predict the outcome of this matter. Certain of APS' transmission lines and almost all of its contracted coal sources are also located on Indian reservations. See "Generating Fuel and Purchased Power -- Coal Supply" in Item 1.

PALO VERDE NUCLEAR GENERATING STATION

     PALO VERDE LEASES

     See Note 10 of Notes to Consolidated Financial Statements in Item 8 for a discussion of three sale and leaseback transactions related to Palo Verde Unit 2.

     REGULATORY

     Operation of each of the three Palo Verde units requires an operating license from the NRC. The NRC issued full power operating licenses for Unit 1 in June 1985, Unit 2 in April 1986, and Unit 3 in November 1987. The full power operating licenses, each valid for a period of approximately 40 years, authorize APS, as operating agent for Palo Verde, to operate the three Palo Verde units at full power.

     NUCLEAR DECOMMISSIONING COSTS

     The NRC recently amended its rules on financial assurance requirements for the decommissioning of nuclear power plants. The amended rules became effective on November 23, 1998. The amended rules provide that a licensee may use an external sinking fund as the exclusive financial assurance mechanism if the licensee recovers estimated total decommissioning costs through cost of service rates or through a "non-bypassable charge." Other mechanisms are prescribed, including prepayment, if the requirements for exclusive reliance on the external sinking fund mechanism are not met. APS currently relies on the external sinking fund mechanism to meet the NRC financial assurance requirements for its interests in Palo Verde Units 1, 2, and 3. The decommissioning costs of Palo Verde Units 1, 2, and 3 are currently included in ACC jurisdictional rates. Proposed ACC rules regarding the introduction of retail electric competition in Arizona (see Note 3) currently provide that decommissioning costs would be recovered through a non-bypassable "system benefits" charge, which would allow APS to maintain its external sinking fund mechanism. See Note 13 of Notes to Consolidated Financial Statements in Item 8 for additional information about nuclear decommissioning costs.

     PALO VERDE LIABILITY AND INSURANCE MATTERS

     See "Palo Verde Nuclear Generating Station" in Note 12 of Notes to Consolidated Financial Statements in Item 8 for a discussion of the insurance maintained by the Palo Verde participants, including APS, for Palo Verde.

OTHER INFORMATION REGARDING PROPERTIES

     See "Environmental Matters" and "Water Supply" in Item 1 with respect to matters having possible impact on the operation of certain of APS' power plants.

     See "Construction Program" in Item 1 and "Financial Review -- Capital Needs and Resources" in Item 7 for a discussion of APS' construction plans.

     See Notes 6, 10, and 11 of Notes to  Consolidated  Financial  Statements in
Item 8 with respect to property of the Company not held in fee or held subject to any major encumbrance.

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

                            ITEM 3. LEGAL PROCEEDINGS

APS

         See "Environmental Matters" and "Water Supply" in Item 1 in regard to pending or threatened litigation and other disputes. See "Regulatory Matters" in
Note 3 of Notes to Consolidated Financial Statements in Item 8 for a discussion of competition and the rules regarding the instruction of retail electric competition in Arizona. On February 28, 1997 and October 16, 1998, APS filed lawsuits to protect its legal rights regarding the rules and the amended rules, respectively, and in each complaint APS asked the Court for (i) a judgment vacating the retail electric competition rules, (ii) a declaratory judgment that the rules are unlawful because, among other things, they were entered into without proper legal authorization, and (iii) a permanent injunction barring the ACC from enforcing or implementing the rules and from promulgating any other regulations without lawful authority. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, CV 97-03753 (consolidated under CV 97-03748.) ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, CV98-18896. On August 28, 1998, APS filed two lawsuits to protect its legal rights under the stranded cost order and in its complaints the Company asked the Court to vacate and set aside the order. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, CV 98-15728. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, 1-CA-CC-98-0008.

                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

Not applicable.

                      SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS
                                OF THE REGISTRANT

Our executive officers are as follows:

                            Age at
Name                    March 1, 1999      Position(s) at March 1, 1999
----                    -------------      ----------------------------
Jack E. Davis                 52       President, APS Energy Delivery & Sales
James L.  Kunkel              61       Vice President
Michael V.  Palmeri           40       Treasurer
William J.  Post              48       Chief Executive Officer(1)
George A.  Schreiber, Jr.     50       President and Chief Financial Officer(1)
Richard Snell                 68       Chairman of the Board of Directors (1)
William L. Stewart            55       President, APS Generation
Faye Widenmann                50       Vice President of Corporate Relations and
                                       Administration and Secretary

         (1)  member of the Board of Directors

         The executive officers of the Company are elected no less often than annually and may be removed by the Board of Directors at any time. The terms served by the named officers in their current positions and the principal occupations (in addition to those stated in the table) of such officers for the past five years have been as follows:

         Mr. Davis was elected to his present position in October 1998. Prior to that time he was Executive Vice President, Commercial Operations (September 1996-October 1998) and Vice President, Generation and Transmission (June 1993-September 1996) of APS. Mr. Davis is a director of APS.

         Mr.  Kunkel was elected  Vice  President  effective  December 15, 1997.
Prior to December 1997, he was a partner with the accounting firm PricewaterhouseCoopers, successor to Coopers & Lybrand, in both their Los Angeles and Phoenix offices. Mr. Kunkel is also a director of Aztar Corporation.

         Mr. Palmeri was elected to the position of Treasurer of both the Company and APS effective July 23, 1997. From February 1994 to July 1997, he was Assistant Treasurer of the Company. From June 1990 to February 1994, he was Manager of Finance.

         Mr. Post was elected Chief Executive Officer of the Company effective February 1999. Prior to that time he was President (February 1997 - February
1999) and Executive Vice President (June 1995 - February 1997). He was also elected President and Chief Executive Officer of APS in February 1997. In
October 1998, he resigned as President and maintained the position of Chief Executive Officer of APS. He has been APS' Chief Operating Officer (September 1994 - February 1997), as well as a Senior Vice President since June 1993. Mr. Post is also a director of APS.

         Mr. Schreiber was elected President in February 1999 and Chief Financial Officer in February 1997. He also held the position of Executive Vice President (February 1997 - February 1999). Mr. Schreiber has also been Executive Vice President and Chief Financial Officer of APS since February 1997. From 1990 to January 1997, he was Managing Director at PaineWebber, Inc. He is also a director of APS.

         Mr. Snell has been Chairman of the Board of the Company and Chairman of the Board of APS since February 1990. Until February 1999, he was also Chief Executive Officer of the Company, and until February 1997, he was President of the Company. Mr. Snell is also a director of Aztar Corporation and Central Newspapers, Inc.

         Mr. Stewart was elected to his present position in October 1998. Prior to that time he was Executive Vice President, Generation (September 1996 - October 1998), Executive Vice President, Nuclear of APS (May 1994 - September
1996) and Senior Vice President -- Nuclear for Virginia Power (since 1989). Mr. Stewart is a director of APS.

         Ms. Widenmann was elected Secretary of the Company in 1985 and Vice President of Corporate Relations and Administration in November 1986.

                                     PART II
                     ITEM 5. MARKET FOR REGISTRANT'S COMMON
                    STOCK AND RELATED SECURITY HOLDER MATTERS

         Our common stock is publicly held and is traded on the New York and Pacific Stock Exchanges. At the close of business on March 12, 1999, our common stock was held of record by approximately 44,968 shareholders.

         The chart below sets forth the common stock price ranges on the composite tape, as reported in the Wall Street Journal for 1998 and 1997. The chart also sets forth the dividends declared and paid per share during each of the four quarters for 1998 and 1997.

                     COMMON STOCK PRICE RANGES AND DIVIDENDS
--------------------------------------------------------------------------------
           1998             HIGH             LOW       DIVIDEND PER SHARE(a)
--------------------------------------------------------------------------------
       1st Quarter         45              39 3/8            $ .300
       2nd Quarter         46 3/16         42                  .600
       3rd Quarter         45 9/16         40 1/16               --
       4th Quarter         49 1/4          41 5/8              .325
--------------------------------------------------------------------------------
           1997
--------------------------------------------------------------------------------
       1st Quarter         32 7/8          30 1/8            $ .275
       2nd Quarter         30 3/4          27 5/8              .550
       3rd Quarter         34 7/8          29 13/16              --
       4th Quarter         42 3/4          33 3/16             .300
--------------------------------------------------------------------------------
  (a)    Dividends for the third quarter of 1998 and 1997 were declared in June.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in Thousands, Except
Per Share Amounts)                         1998         1997         1996           1995           1994
-----------------------------              ----         ----         ----           ----           ----
OPERATING RESULTS

Operating revenues
Electric                              $ 2,006,398  $ 1,878,553  $  1,718,272    $  1,614,952   $ 1,626,168
Real estate                               124,188      116,473        99,488          54,846        59,253
Income from continuing operations     $   242,892  $   235,856  $    211,059(a) $    199,608   $   200,619(b)
Loss from discontinued operations -
  net of income tax (c)                        --           --        (9,539)             --            --
Extraordinary charge for early
  retirement of debt - net of
  income tax (d)                               --           --       (20,340)        (11,571)           --
                                      -----------  -----------  ------------    ------------   -----------
Net income                            $   242,892  $   235,856  $    181,180    $    188,037   $   200,619
                                      ===========  ===========  ============    ============   ===========
COMMON STOCK DATA

Book value per share - year- end      $     25.50  $     23.90  $      22.51    $      21.49   $     20.32
Earnings (loss) per average common
  share outstanding
Continuing operations - basic         $      2.87  $      2.76  $       2.41(a) $       2.28   $      2.30(b)
Discontinued operations                        --           --         (0.11)             --            --
Extraordinary charge                           --           --         (0.23)          (0.13)           --
                                      -----------  -----------  ------------    ------------   -----------
Net income - basic                    $      2.87  $      2.76  $       2.07    $       2.15   $      2.30
                                      -----------  -----------  ------------    ------------   -----------
Continuing operations - diluted       $      2.85  $      2.74  $       2.40(a) $       2.27   $      2.29(b)
Net income - diluted                  $      2.85  $      2.74  $       2.06    $       2.14   $      2.29
Dividends declared per share          $     1.225  $     1.125  $      1.025    $      0.925   $     0.825
Indicated annual dividend rate -
  year- end                           $      1.30  $      1.20  $       1.10    $       1.00   $      0.90
Average common shares
  outstanding - basic                  84,774,218   85,502,909    87,441,515      87,419,300    87,410,967
Average common shares
  outstanding - diluted                85,345,946   86,022,709    88,021,920      87,884,226    87,671,451
                                      -----------  -----------  ------------    ------------   -----------
TOTAL ASSETS                          $ 6,824,546  $ 6,850,417  $  6,989,289    $  6,997,052   $ 6,909,752
                                      -----------  -----------  ------------    ------------   -----------
LIABILITIES AND EQUITY

Long- term debt less current
  maturities                          $ 2,048,961  $ 2,244,248  $  2,372,113    $  2,510,709   $ 2,588,525
Other liabilities                       2,516,993    2,407,572     2,428,180       2,336,695     2,276,249
                                      -----------  -----------  ------------    ------------   -----------
                                        4,565,954    4,651,820     4,800,293       4,847,404     4,864,774
Minority interests
Non-redeemable preferred stock of APS      85,840      142,051       165,673         193,561       193,561
Redeemable preferred stock of APS           9,401       29,110        53,000          75,000        75,000
Common stock equity                     2,163,351    2,027,436     1,970,323       1,881,087     1,776,417
                                      -----------  -----------  ------------    ------------   -----------
Total liabilities and equity          $ 6,824,546  $ 6,850,417  $  6,989,289    $  6,997,052   $ 6,909,752
                                      ===========  ===========  ============    ============   ===========

(a) Includes an after-tax charge of $18.9 million ($0.22 per share) for a voluntary severance program and about $12 million ($0.13 per share) of income tax benefits related to capital loss carryforwards.
(b) Includes after-tax Palo Verde Unit 3 accretion income of $20.3 million ($0.23 per share) and a non-recurring income tax benefit of $26.8 million ($0.31 per share) related to a change in tax law.
(c) Charges associated with the settlement of a legal matter related to MeraBank, A Federal Savings Bank.
(d) Charges associated with the repayment or refinancing of the parent company's high-coupon debt.

(Dollars in Thousands, Except
Per Share Amounts)                      1998         1997         1996          1995        1994
-----------------------------           ----         ----         ----          ----        ----
ELECTRIC OPERATING REVENUES

Residential                         $   766,378  $   746,937  $   721,877  $   669,762  $   675,153
Commercial                              699,016      687,988      678,130      653,425      631,212
Industrial                              172,296      164,696      162,324      156,501      166,457
Irrigation                                7,288        8,706        9,448        9,596       10,538
Other                                    10,644       11,842       13,078       12,631       12,729
                                    -----------  -----------  -----------  -----------  -----------
   Total retail                       1,655,622    1,620,169    1,584,857    1,501,915    1,496,089
Sales for resale                        300,698      226,828       98,560       86,510       95,158
Transmission for others                  11,058       10,295       10,240        9,390        9,506
Miscellaneous services                   39,020       21,261       24,615       17,137       16,107
                                    -----------  -----------  -----------  -----------  -----------
Electric operating revenues           2,006,398    1,878,553    1,718,272    1,614,952    1,616,860
Retail rate refund reversal                  --           --           --           --        9,308
                                    -----------  -----------  -----------  -----------  -----------
   Net electric operating revenues  $ 2,006,398  $ 1,878,553  $ 1,718,272  $ 1,614,952  $ 1,626,168
                                    ===========  ===========  ===========  ===========  ===========
ELECTRIC SALES (MWH)

Residential                           8,310,689    7,970,309    7,541,440    6,848,905    6,873,300
Commercial                            8,697,397    8,524,882    8,233,762    7,768,289    7,456,049
Industrial                            3,279,430    3,123,283    3,039,357    2,933,459    2,926,318
Irrigation                               84,640      112,363      121,775      119,580      132,340
Other                                    90,927       86,090       84,362       78,478       76,827
                                    -----------  -----------  -----------  -----------  -----------
   Total retail                      20,463,083   19,816,927   19,020,696   17,748,711   17,464,834
Sales for resale                     10,317,391    9,233,573    3,367,234    2,720,704    2,764,223
                                    -----------  -----------  -----------  -----------  -----------
   Total electric sales              30,780,474   29,050,500   22,387,930   20,469,415   20,229,057
                                     ==========   ==========   ==========   ==========   ==========
ELECTRIC CUSTOMERS - END OF YEAR

Residential                             709,111      680,478      654,602      625,352      603,989
Commercial                               84,745       81,246       78,178       75,105       72,740
Industrial                                3,159        3,192        3,055        2,913        2,976
Irrigation                                  710          764          841          837          897
Other                                       895          851          828          786          762
                                    -----------  -----------  -----------  -----------  -----------
   Total retail                         798,620      766,531      737,504      704,993      681,364
Sales for resale                             67           50           48           39           44
                                    -----------  -----------  -----------  -----------  -----------
   Total electric customers             798,687      766,581      737,552      705,032      681,408
                                     ==========   ==========   ==========   ==========   ==========

See "Financial Review" on pages 23-30 for a discussion of certain information in the table above.

QUARTERLY STOCK PRICES AND DIVIDENDS
Stock Symbol: PNW

                                            Dividends                                                Dividends
                                               Per                                                      Per
    1998       High       Low       Close    Share(a)        1997        High     Low       Close     Share(a)
    ----       ----       ---       -----    --------        ----        ----     ---       -----     --------
1st Quarter   45        39 3/8    44 7/16    $0.300       1st Quarter   32 7/8   30 1/8     30 1/8     $0.275
2nd Quarter   46 3/16   42        45         $0.600       2nd Quarter   30 3/4   27 5/8     30 1/16    $0.550
3rd Quarter   45 9/16   40 1/16   44 13/16   $   --       3rd Quarter   34 7/8   29 13/16   33 5/8     $   --
4th Quarter   49 1/4    41 5/8    42 3/8     $0.325       4th Quarter   42 3/4   33 3/16    42 3/8     $0.300

(a) Dividends for the 3rd quarter of 1998 and 1997 were declared in June.

ITEM 7. FINANCIAL REVIEW

In this section, we explain the results of operations, general financial condition, and outlook for Pinnacle West and our subsidiaries: APS, SunCor, and El Dorado, including:

+    the changes in our earnings from 1997 to 1998 and from 1996 to 1997
+ the factors impacting our business, including competition and electric industry restructuring
+    the  effects of  regulatory  agreements  on our  results  and outlook
+ our capital needs and resources - both for APS and our non-utility operations and
+    Year 2000 technology issues.

Throughout this Financial Review, we refer to specific "Notes" in the Notes to Consolidated Financial Statements that begin on page 37. These Notes add further details to the discussion.

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997 Our 1998 consolidated net income was $242.9 million compared with $235.9 million in 1997 - a 3.0% increase. Net income increased by $7.0 million primarily because of increased earnings at the subsidiaries and lower financing costs as we paid down debt and took advantage of lower interest rates.

APS' 1998 earnings increased $6.9 million - a 2.9% increase - over 1997 earnings primarily because of an increase in customers, expanded power marketing and trading activities, and lower financing costs. In the comparison, these positive factors more than offset the effects of milder weather, two fuel-related settlements recorded in 1997, and two retail price reductions. See Note 3 for additional information about the price reductions.

In 1998, electric operating revenues increased $128 million primarily because of:

+    increased power marketing and trading revenues ($94 million)
+ increases in the number of customers and the amount of electricity used by customers ($77 million) and
+    miscellaneous factors ($8 million).

As mentioned above, these positive factors were partially offset by the effects of milder weather ($33 million) and reductions in retail prices ($18 million).

Power marketing and trading activities are predominantly short-term opportunity wholesale sales. The increase in power marketing revenues resulted from higher prices, increased activity in Western bulk power markets, and increased sales to large customers in California. The increase in power marketing and trading revenues was accompanied by related increases in purchased power expenses.

The two fuel-related settlements increased 1997 pretax earnings by about $21 million. The income statement reflects these settlements as reductions in fuel expense and as other income.

Operations and maintenance expense increased $15 million because of customer growth, initiatives related to competition, and expansion of our power marketing and trading function.

Depreciation and amortization expense increased $11 million because APS had more plant in service.

APS decreased its financing costs by $9 million primarily because of lower amounts of outstanding debt and preferred stock.

Our real estate subsidiary, SunCor Development, and our investment subsidiary, El Dorado, contributed a combined $12.0 million to consolidated net income in 1998 compared with $13.5 million in 1997. SunCor's contribution increased $2.2 million as a result of an increase in land sales. El Dorado's contribution decreased $3.7 million as a result of a decrease in investment sales.

SunCor's stand-alone net income was $44.7 million, of which $37.2 million represents income related to the recognition of a deferred tax asset. The deferred tax asset relates to net operating losses and book/tax basis differences. SunCor is expected to realize these benefits in subsequent periods pursuant to an intercompany tax allocation agreement. On a consolidated basis, Pinnacle West had already recognized the income tax benefits, therefore, there was no impact on consolidated net income in 1998.

1997 COMPARED WITH 1996
Our 1997 consolidated net income was $235.9 million compared with $181.2 million in 1996. The following is a summary:

(Thousands of Dollars)                                   1997           1996
----------------------                                   ----           ----
Income from continuing operations                      $235,856       $ 211,059
Loss from discontinued operations - net
  of income tax                                              --          (9,539)
Extraordinary charge for early retirement
  of debt - net of income tax                                --         (20,340)
                                                       --------       ---------
Net income                                             $235,856       $ 181,180
                                                       ========       =========

Our earnings from continuing operations increased from 1996 to 1997 by $24.8 million, or 11.7%, primarily because of increased earnings at the subsidiaries and lower financing costs as we paid down debt and took advantage of lower interest rates. The 1996 loss from discontinued operations related to remnants of MeraBank legal matters.

APS' 1997 earnings increased $12.3 million - a 5.4% increase - over 1996 earnings primarily because of:

+    an increase in customers
+    a $32 million pretax charge in 1996 for a voluntary severance program
+    two fuel-related settlements in 1997 and
+    lower financing costs.

These positive factors more than offset the effects of the 1996 regulatory agreement with the Arizona Corporation Commission (ACC), which during 1997 resulted in about $60 million of additional regulatory asset amortization and a $35 million revenue decrease caused by two retail price reductions. See Note 3 and "Results of Operations - Regulatory Agreements" below for additional information. In addition, APS recognized $12 million of income tax benefits in 1996 that were not repeated in 1997.

In 1997, electric operating revenues increased $160 million primarily because of:

+    increased power marketing revenues ($128 million)
+    an increase in the number of customers ($58 million) and
+    weather effects ($7 million).

As mentioned above, these positive factors were partially offset by a $35 million revenue decrease caused by retail price reductions. The increase in power marketing revenues resulted from increased activity in Western bulk power markets. This did not significantly affect our earnings because the increase was substantially offset by higher purchased power expenses.

Two fuel-related settlements in 1997 increased pretax earnings by about $21 million. The income statement shows these settlements as reductions in fuel expense and as other income. About $16 million of the settlements related to years prior to 1997 and $5 million related to 1997. APS expects the total annual savings from the settlements for at least the next several years to be about $10 million before income taxes. APS does not have a fuel adjustment clause as part of its retail rate structure. As a result, APS shows changes in fuel and purchased power expenses in current earnings.

APS lowered its operations and maintenance expenses in 1997 by putting in place a voluntary severance program in late 1996, with related savings reflected in 1997. These savings were partially offset by increased expenses for marketing, information technology, and power plant maintenance.

APS decreased its financing costs by $12 million during 1997 by lowering the amounts of outstanding debt and preferred stock.

SunCor Development and El Dorado contributed a combined $13.5 million to consolidated net income in 1997 compared with $4.6 million in 1996. SunCor's contribution increased as a result of increased land and home sales. El Dorado's contribution increased as a result of an increase in investment sales.

REGULATORY AGREEMENTS

Regulatory agreements with the ACC affect the results of APS' operations. The following discussion focuses on two agreements: a 1996 agreement to accelerate the amortization of APS' regulatory assets and a 1994 settlement to accelerate amortization of APS' deferred investment tax credits (ITCs).

Under the 1996 agreement with the ACC, APS is recovering substantially all of its present regulatory assets through accelerated amortization. The recovery of these assets is taking place over an eight-year period that will end June 30, 2004. For more details, see Note 3. This accelerated amortization increased annual amortization expense by approximately $120 million ($72 million after taxes).

Also, as part of the 1996 regulatory agreement, APS reduced its retail prices by 3.4% effective July 1, 1996. This reduces revenue by about $48.5 million annually ($29 million after taxes). APS also agreed to share future cost savings with its customers, which resulted in the following additional retail price reductions:

+ $17.6 million annually ($10.5 million after income taxes), or 1.2%, effective July 1, 1997, and
+ $17 million annually ($10 million after income taxes), or 1.1%, effective July 1, 1998.

APS expects to file with the ACC for another retail price decrease of approximately $10.8 million annually ($6.5 million after income taxes) to become effective July 1, 1999. The amount and timing of the price decrease are subject to ACC approval. This will be the last price decrease under the 1996 regulatory agreement.

We discuss above, in "Results of Operations," the factors that offset the earnings impact of the accelerated regulatory asset amortization and the price decreases.

As part of the 1994 rate settlement, APS accelerated amortization of substantially all deferred investment tax credits (ITCs) over a five-year period that ends on December 31, 1999. The amortization of ITCs decreases annual consolidated income tax expense by approximately $24 million. Beginning in 2000, no further benefits will be reflected in income tax expense. See Note 4.

CAPITAL NEEDS AND RESOURCES

PINNACLE WEST (PARENT COMPANY)

We have reduced our debt over the last three years as follows: 1998, $113 million; 1997, $45 million; and 1996, $60 million. We have a $250 million line of credit, under which we had $42 million of borrowings outstanding at December 31, 1998. We do not have any debt repayment obligations until 2001.

During the past three years, our primary cash needs were for:

+    dividends for our shareholders
+    interest payments and
+    optional and mandatory repayment of principal on our long-term debt.

In addition, as part of the 1996 agreement with the ACC, we invested $50 million in APS in 1998, 1997, and 1996 and will invest the same amount in 1999. This will be the last payment under the 1996 regulatory agreement. See Note 3. During 1997, we repurchased $80 million of common stock, reducing our shares outstanding at year-end by 2.7 million shares.

Our primary source of cash is from APS dividends. During 1998, APS paid $170 million in dividends. In 1998, SunCor provided cash of $30 million and El Dorado provided cash of $12 million. We expect both SunCor and El Dorado to contribute to our cash flow in 1999. Tax allocation payments from our subsidiaries, in excess of payments we made to taxing authorities, were an additional source of cash in 1998, 1997, and 1996. This is not expected to be a source of cash for Pinnacle West in the future.

APS

APS' capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt and preferred stock. APS pays for its capital requirements with:

+    cash from operations
+ annual cash payments from Pinnacle West of $50 million annually from 1996 through 1999 (see Note 3) and
+    to the extent necessary, external financing.

During the period from 1996 through 1998, APS paid for all of its capital expenditures with cash from operations. APS expects to do so in 1999 through 2001, as well.

APS' capital expenditures in 1998 were $327 million. APS' projected capital expenditures for the next three years are: 1999, $328 million; 2000, $317 million; and 2001, $300 million. These amounts include about $30-$35 million each year for nuclear fuel. In general, most of the projected capital expenditures are for:

+    expanding transmission and distribution capabilities to meet customer growth
+    upgrading existing utility property and
+    environmental purposes.

In addition, APS is considering expanding certain of its operations over the next several years, which may result in additional expenditures. APS currently believes that there will be opportunities to expand its investment in generating assets in the next five years. It is expected that these generating assets would be organized in a newly created non-regulated affiliate under the parent.

During 1998, APS redeemed about $145 million of long-term debt and $76 million of preferred stock, including premiums, with cash from operations and long- and short-term debt. APS' long-term debt and preferred stock redemption requirements and payment obligations on a capitalized lease for the next three years are:
1999, $260 million;  2000, $115 million; and 2001, $2 million. On March 1, 1999,
APS redeemed all $95 million of its outstanding preferred stock. Based on market conditions and optional call provisions, APS may make optional redemptions of long-term debt from time to time.

As of December 31, 1998, APS had credit commitments from various banks totalling about $400 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. At the end of 1998, APS had about $179 million of commercial paper and $125 million of long-term bank borrowings outstanding.

In 1998, APS issued $100 million of unsecured long- term debt and in February 1999, APS issued $125 million of unsecured long-term debt.

Although provisions in APS' first mortgage bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

NON-UTILITY SUBSIDIARIES

During the past three years, SunCor and El Dorado each funded all of their cash requirements with cash from operations and their own financing.

SunCor's capital needs consist primarily of capital expenditures for land development and home construction. On the basis of projects now under development, SunCor expects capital needs over the next three years to be: 1999, $58 million; 2000, $53 million; and 2001, $43 million. Capital resources to meet these requirements include funds from operations and SunCor's own external financings.

As of December 31, 1998, SunCor had a $55 million line of credit, under which $38 million of borrowings were outstanding. SunCor's debt repayment requirements for the next three years are: 1999, $4 million; 2000, $26 million; and 2001, $51 million.

COMPETITION AND INDUSTRY RESTRUCTURING

The  electric  industry  is  undergoing  significant  change.  It is moving to a competitive, market-based structure from a highly-regulated, cost-based environment in which companies have been entitled to recover their costs and to earn fair returns on their invested capital in exchange for commitments to serve all customers within designated service territories. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition in Arizona and adopted amendments to the rules in August 1998. On January 11, 1999, the ACC issued an order which stayed the amended rules and granted waivers from compliance with the rules to all affected utilities (including APS) pending further ACC decisions. On February 5, 1999, ACC hearing officers issued recommendations for changes to the amended rules. These recommended changes were further amended by an ACC Procedural Order dated March 12, 1999. See Note 3 for additional information about these rules and other competitive developments, including an agreement with Salt River Project Agricultural Improvement and Power District (Salt River Project). We cannot currently predict when or if the amended rules will be further modified, when the stay of the amended rules will be lifted, or when retail electric competition will be introduced in Arizona with respect to affected utilities.

The rules as recommended indicate that the ACC will allow affected utilities the opportunity to fully recover unmitigated stranded costs, but do not set forth the mechanisms for determining and recovering such costs. On June 22, 1998, the ACC issued an order on stranded cost determination and recovery and on February 5, 1999, an ACC hearing officer issued recommended changes to that order. These recommended changes were further amended by an ACC Procedural Order dated March 12, 1999. See Note 3 for additional information on proposed modifications to the stranded cost order.

An Arizona joint legislative committee studied electric utility restructuring issues in 1996 and 1997. In May 1998, a law was enacted to facilitate implementation of retail electric competition in the state. Additionally, legislation related to electric competition has been proposed in the United States Congress. See Note 3 for a discussion of legislative developments.

We believe that further ACC decisions, legislation at the Arizona and federal levels, and perhaps amendments to the Arizona Constitution will ultimately be required before significant implementation of retail electric competition can lawfully occur in Arizona. Until it has been determined how competition will be implemented in Arizona, including the manner in which stranded costs will be addressed, we cannot accurately predict the impact of full retail competition on our financial position, cash flows, or results of operations. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete effectively in a restructured industry.

APS prepares its financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. APS' existing regulatory orders and the current regulatory environment support its accounting practices related to regulatory assets, which amounted to about $900 million at December 31, 1998. Under the 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period that will end June 30, 2004. If APS ceases to be cost-based regulated, it would no longer be able to apply the provisions of SFAS No. 71 to part or all of its operations, which could have a material impact on our financial statements. See Note 1 for additional information on regulatory accounting.

YEAR 2000 READINESS DISCLOSURE

OVERVIEW

As the year 2000 approaches, many companies face problems because many computer systems and equipment will not properly recognize calendar dates beginning with the year 2000. We are addressing the Year 2000 issue as described below. APS initiated a comprehensive company-wide Year 2000 program during 1997 to review and resolve all Year 2000 issues in mission critical systems (systems and equipment that are key to business function, health, and safety) in a timely manner to ensure the reliability of electric service to our customers. This included a company-wide awareness program of the Year 2000 issue.

The following chart shows Year 2000 readiness of our mission critical systems as of January 31, 1999:

                            Inventory       Assessment     Remediation & Testing
                            ---------       ----------     ---------------------
APS                           100%             100%               70%(1)
Pinnacle West and
  other subsidiaries
  (excluding APS)             100%             100%               80%(2)

(1) Estimated to be at 100% by June 30, 1999, except one Palo Verde unit as discussed below.
(2) Estimated to be at 100% by June 30, 1999.

DISCUSSION

APS has been actively implementing and replacing systems and technology since 1995 for general business reasons unrelated to the Year 2000, and these actions have resulted in substantially all of its major information technology (IT) systems becoming Year 2000 ready. The major IT systems that were, and are being, implemented and replaced include the following:

+    Work Management
+    Materials Management
+    Energy Management

+    Payroll
+    Financial
+    Human Resources
+    Trouble Call Management
+    Computer and Communications Network Upgrades
+    Geographic Information Management
+    Customer Information System and
+    Palo Verde Site Work Management.

We and our subsidiaries have made, and will continue to make, certain modifications to computer hardware and software systems and applications, including IT and non-IT systems, in an effort to ensure they are capable of handling changing business needs, including dates in the year 2000 and thereafter. In addition, other APS IT systems and non-IT systems, including embedded technology and real-time process control systems, are being analyzed for potential modifications.

Pinnacle West, APS, SunCor, and El Dorado have inventoried and assessed essentially all mission critical IT and non-IT systems and equipment. APS is 70% complete and Pinnacle West and its other subsidiaries are 80% complete with the remediation and testing of these systems. Remediation and testing is expected to be completed by June 30, 1999 for all mission critical systems, except for those items that can only be completed during maintenance outages at Palo Verde, which will be completed for the last unit, which is substantially identical to the other two units, during the last half of 1999. APS has an internal audit/quality review team that is periodically reviewing the individual Year 2000 projects and their Year 2000 readiness.

APS currently estimates that it will spend approximately $5 million relating to Year 2000 issues, about $3 million of which has been spent to date. This includes an estimated allocation of payroll costs for APS employees working on Year 2000 issues, and costs for consultants, hardware, and software. We do not separately track other internal costs. This does not include any expenditures incurred since 1995 to implement and replace systems for reasons unrelated to the Year 2000, as discussed above. Our cost to address the Year 2000 issue is charged to operating expenses as incurred and has not had, and is not expected to have, a material adverse effect on our financial position, cash flows, or results of operations. We expect to fund this cost with available cash balances and cash provided by operations.

Pinnacle West and its subsidiaries are communicating with their significant suppliers, business partners, other utilities, and large customers to determine the extent to which they may be affected by these third parties' plans to remediate their own Year 2000 issues in a timely manner. These companies have been interfacing with suppliers of systems, services, and materials in order to assess whether their schedules for analysis and remediation of Year 2000 issues are timely and to assess their ability to continue to supply required services and materials.

APS is also working with the North American Electric Reliability Council (NERC) through the Western Systems Coordinating Council (WSCC) to develop operational plans for stable grid operation that will be utilized by APS and other utilities in the western United States. These plans are expected to be completed by June 30, 1999. However, APS cannot currently predict the effect on APS if the systems of these other companies are not Year 2000 ready.

We currently expect that our most reasonably likely worst case Year 2000 scenario would be intermittent loss of power to APS customers, similar to an outage during a severe weather disturbance. In this situation, APS would restore power as soon as possible by, among other things, re-routing power flows. We do not currently expect that this scenario would have a material adverse effect on our financial position, cash flows, or results of operations.

We are working to develop our own contingency plans to handle Year 2000 issues, including the most reasonably likely worst case scenario discussed above, and we expect these plans to be completed by June 30, 1999. As discussed above, APS has also been working with NERC and WSCC to develop contingency plans related to grid operation.

ACCOUNTING MATTERS

We describe two new accounting rules in Note 2. First, the new rule on energy trading and risk management is effective in 1999. We do not expect it to have a material impact on our financial results. Secondly, the new standard on derivatives is effective for us in 2000. We are currently evaluating what impact it will have on our financial statements. Also, see Note 13 for a description of a proposed standard on accounting for certain liabilities related to closure or removal of long-lived assets.

RISK MANAGEMENT

Our operations include managing market risks related to changes in interest rates, commodity prices, and investments held by the nuclear decommissioning trust fund.

INTEREST RATE AND EQUITY RISK

Our major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable rate debt and interest earned by the nuclear decommissioning trust fund. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. The nuclear decommissioning fund also has risks associated with changing market values of equity investments. Nuclear decommissioning costs are recovered in rates.

The tables below present contractual balances of our long-term and short-term debt at the expected maturity dates as well as the fair value of those instruments on December 31, 1998 and December 31, 1997. The weighted average interest rates for the various debt presented are actual as of December 31, 1998 and December 31, 1997.

EXPECTED MATURITY/ PRINCIPAL REPAYMENT - DECEMBER 31, 1998

                                Short-Term            Variable Long-Term          Fixed Long-Term
(Thousands of Dollars)  Interest Rates    Amount   Interest Rates    Amount   Interest Rates     Amount
----------------------  --------------    ------   --------------    ------   --------------     ------
1999                         6.21%       $178,830       7.30%       $  3,268       7.24%       $  164,777
2000                         --                --       7.32%         25,756       5.79%          114,711
2001                         --                --       6.57%         93,472       6.70%           27,488
2002                         --                --      10.25%            119       8.13%          125,000
2003                         --                --       5.69%        125,131       6.87%           25,000
Years thereafter             --                --       3.43%        459,803       7.75%        1,058,963
                                         --------                   --------                   ----------
Total                                    $178,830                   $707,549                   $1,515,939
                                         --------                   --------                   ----------
Fair Value                               $178,830                   $707,549                   $1,577,365
                                         --------                   --------                   ----------

EXPECTED MATURITY/ PRINCIPAL REPAYMENT - DECEMBER 31, 1997

                                Short-Term            Variable Long-Term          Fixed Long-Term
(Thousands of Dollars)  Interest Rates    Amount   Interest Rates    Amount   Interest Rates     Amount
----------------------  --------------    ------   --------------    ------   --------------     ------
1998                         6.27%       $130,750       7.95%       $  3,064       7.59%       $  105,631
1999                           --              --       7.98%         28,598       7.25%          164,378
2000                           --              --       7.99%         54,133       5.83%          104,711
2001                           --              --       6.25%        155,079       6.70%           27,488
2002                           --              --       6.25%        150,088       8.13%          125,000
Years thereafter               --              --       3.67%        443,178       7.89%          998,628
                                         --------                   --------                   ----------
Total                                    $130,750                   $834,140                   $1,525,836
                                         --------                   --------                   ----------
Fair Value                               $130,750                   $834,140                   $1,556,697
                                         --------                   --------                   ----------

COMMODITY PRICE RISK

APS utilizes a variety of derivative instruments including exchange-traded futures, options, and swaps as part of its overall risk management strategies and for trading purposes. In order to reduce the risk of adverse price fluctuations in the electricity and natural gas markets, APS enters into futures and/or option transactions to hedge certain natural gas held in storage as well as certain expected purchases and sales of natural gas and electricity. The changes in market value of such contracts have a high correlation to the price changes in the hedged commodity. Gains and losses related to derivatives that qualify as hedges of expected transactions are recognized in income when the underlying hedged physical transaction closes (deferral method). Gains and losses on derivatives utilized for trading are recognized in income on a current basis (the mark to market method).

APS has prepared a sensitivity analysis to estimate its exposure to the market risk of its derivative position for natural gas and electricity. With respect to these derivatives, a potential adverse price movement of 10% in the market price of natural gas and electricity from the December 31, 1998 levels would decrease the fair value of these instruments by approximately $1 million. This analysis does not include the favorable impact that the same hypothetical price movement would have on expected physical purchases and sales of natural gas and electricity.

APS is exposed to credit losses in the event of non-performance or non-payment by counterparties. APS uses a credit management process to assess and monitor the financial viability of its counterparties. APS does not expect counterparty defaults to materially impact its financial condition, results of operations, or net cash flows.

FORWARD-LOOKING STATEMENTS

The above discussion contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax, and environmental legislation; the ability of APS to successfully compete outside its traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; technological developments in the electric industry; Year 2000 issues; and the strength of the real estate market.

These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Financial Review" in Item 7 for a discussion of quantitative and qualitative disclosures about market risk.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


Report of Management .......................................................  32
Independent Auditors' Report ...............................................  32
Consolidated Statements of Income for 1998, 1997 and 1996 ..................  33
Consolidated Balance Sheets as of December 31, 1998 and 1997 ...............  34
Consolidated Statements of Cash Flows for 1998, 1997 and 1996 ..............  36
Consolidated Statements of Retained Earnings for 1998, 1997 and 1996 .......  37
Notes to Consolidated Financial Statements .................................  37
Financial Statement Schedule for 1998, 1997 and 1996
               Schedule II - Valuation and Qualifying
               Accounts for 1998, 1997 and 1996 ............................  56

See Note 14 of Notes to Financial Statements for the selected quarterly financial data required to be presented in this Item.

REPORT OF MANAGEMENT AND INDEPENDENT AUDITORS' REPORT

REPORT OF MANAGEMENT

The primary responsibility for the integrity of the Company's financial information rests with management, which has prepared the accompanying financial statements and related information. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances, and based on management's best estimates and judgments. Materiality was given due consideration. These financial statements have been audited by independent auditors and their report is included.

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


William J.  Post                        George A.  Schreiber, Jr.

William J.  Post                        George A.  Schreiber, Jr.
Chief Executive Officer                 President

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle West Capital Corporation and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Deloitte & Touche LLP
Phoenix, Arizona
March 4,  1999

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,
(Dollars in Thousands, Except
Per Share Amounts)                             1998            1997           1996
-----------------------------                  ----            ----           ----
OPERATING REVENUES
   Electric                                $  2,006,398   $  1,878,553   $  1,718,272
   Real estate                                  124,188        116,473         99,488
                                           ------------   ------------   ------------
Total                                         2,130,586      1,995,026      1,817,760
                                           ------------   ------------   ------------
 OPERATING EXPENSES
   Fuel and purchased power                     537,501        436,627        325,523
   Utility operations and maintenance           414,041        399,434        430,714
   Real estate operations                       115,331        111,628         96,080
   Depreciation and amortization (Note 1)       379,679        368,285        299,507
   Taxes other than income taxes                116,906        121,546        122,077
                                           ------------   ------------   ------------
Total                                         1,563,458      1,437,520      1,273,901
                                           ------------   ------------   ------------
 OPERATING INCOME                               567,128        557,506        543,859
                                           ------------   ------------   ------------
 OTHER INCOME (EXPENSE)
   Allowance for equity funds
     used during construction                        --             --          5,209
   Preferred stock dividend requirements
     of APS                                      (9,703)       (12,803)       (17,092)
   Net other income and expense                     609          4,569         (6,748)
                                           ------------   ------------   ------------
Total                                            (9,094)        (8,234)       (18,631)
                                           ------------   ------------   ------------
INCOME BEFORE INTEREST AND INCOME TAXES         558,034        549,272        525,228
                                           ------------   ------------   ------------
 INTEREST EXPENSE
   Interest charges                             169,145        182,838        198,569
   Capitalized interest                         (18,596)       (19,703)       (12,856)
                                           ------------   ------------   ------------
Total                                           150,549        163,135        185,713
                                           ------------   ------------   ------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                           407,485        386,137        339,515

 INCOME TAXES (NOTE 4)                          164,593        150,281        128,456
                                           ------------   ------------   ------------
 INCOME FROM CONTINUING OPERATIONS              242,892        235,856        211,059
   Loss from discontinued operations -
     net of income tax of $6,461                     --             --         (9,539)
   Extraordinary charge for early
      retirement of debt - net of
      income tax of $13,777                          --             --        (20,340)
                                           ------------   ------------   ------------
 NET INCOME                                $    242,892   $    235,856   $    181,180
                                           ============   ============   ============
 AVERAGE COMMON SHARES
   OUTSTANDING - BASIC                       84,774,218     85,502,909     87,441,515

 AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                     85,345,946     86,022,709     88,021,920

 EARNINGS PER AVERAGE COMMON
   SHARE OUTSTANDING
     Continuing operations - basic         $       2.87   $       2.76   $       2.41
     Net income - basic                            2.87           2.76           2.07
     Continuing operations - diluted               2.85           2.74           2.40
     Net income - diluted                          2.85           2.74           2.06

DIVIDENDS DECLARED PER SHARE               $      1.225   $      1.125   $      1.025
                                           ============   ============   ============

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

December 31,
(Thousands of Dollars)                                       1998        1997
----------------------                                       ----        ----
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                 $   20,538  $   27,484
Customer and other receivables - net                         233,876     183,507
Accrued utility revenues                                      67,740      58,559
Materials and supplies (at average cost)                      69,074      70,634
Fossil fuel (at average cost)                                 13,978       9,621
Deferred income taxes (Note 4)                                 3,999      57,887
Other current assets                                          47,594      41,408
                                                          ----------  ----------
Total current assets                                         456,799     449,100
                                                          ----------  ----------
INVESTMENTS AND OTHER ASSETS
Real estate investments - net (Note 6)                       331,021     365,921
Other assets (Note 13)                                       236,562     215,027
                                                          ----------  ----------
Total investments and other assets                           567,583     580,948
                                                          ----------  ----------
UTILITY PLANT (NOTES 6, 10 AND 11)
Electric plant in service and held for future use          7,265,604   7,009,059
Less accumulated depreciation and amortization             2,814,762   2,620,607
                                                          ----------  ----------
Total                                                      4,450,842   4,388,452

Construction work in progress                                228,643     237,492
Nuclear fuel, net of amortization of $68,569 and $66,081      51,078      51,624
                                                          ----------  ----------
Net utility plant                                          4,730,563   4,677,568
                                                          ----------  ----------
DEFERRED DEBITS
Regulatory asset for income taxes (Note 4)                   400,795     458,369
Rate synchronization cost deferral                           303,660     358,871
Other deferred debits                                        365,146     325,561
                                                          ----------  ----------
Total deferred debits                                      1,069,601   1,142,801
                                                          ----------  ----------
TOTAL ASSETS                                              $6,824,546  $6,850,417
                                                          ==========  ==========
See Notes to Consolidated Financial Statements.

December 31,
(Thousands of Dollars)                                       1998        1997
----------------------                                       ----        ----
LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Accounts payable                                       $  155,800   $  117,429
  Accrued taxes                                              62,520       84,610
  Accrued interest                                           31,866       32,974
  Short- term borrowings (Note 5)                           178,830      130,750
  Current maturities of long- term debt (Note 6)            168,045      108,695
  Customer deposits                                          28,510       30,672
  Other current liabilities                                  14,632       18,534
                                                         ----------   ----------
Total current liabilities                                   640,203      523,664
                                                         ----------   ----------
LONG- TERM DEBT LESS CURRENT MATURITIES (NOTE 6)          2,048,961    2,244,248
                                                         ----------   ----------
DEFERRED CREDITS AND OTHER
  Deferred income taxes (Note 4)                          1,343,536    1,363,461
  Deferred investment tax credit (Note 4)                    27,345       50,861
  Unamortized gain - sale of utility plant                   77,787       82,363
  Other                                                     428,122      387,223
                                                         ----------   ----------
Total deferred credits and other                          1,876,790    1,883,908
                                                         ----------   ----------
COMMITMENTS AND CONTINGENCIES (NOTES 3 AND 12)

MINORITY INTERESTS (NOTE 7)
  Non- redeemable preferred stock of APS                     85,840      142,051
                                                         ----------   ----------
  Redeemable preferred stock of APS                           9,401       29,110
                                                         ----------   ----------
COMMON STOCK EQUITY (NOTE 8)
  Common stock, no par value; authorized
    150,000,000 shares; issued and outstanding
    84,824,947 at end of 1998 and 1997                    1,550,643    1,553,771
  Retained earnings                                         612,708      473,665
                                                         ----------   ----------
Total common stock equity                                 2,163,351    2,027,436
                                                         ----------   ----------
TOTAL LIABILITIES AND EQUITY                             $6,824,546   $6,850,417
                                                         ==========   ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,
(THOUSANDS OF DOLLARS)                           1998        1997        1996
----------------------                           ----        ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations             $ 242,892   $ 235,856   $ 211,059
Items not requiring cash
Depreciation and amortization                   379,679     368,285     299,507
Nuclear fuel amortization                        32,856      32,702      33,566
Deferred income taxes - net                      41,262      24,809      13,392
Allowance for equity funds used
during construction                                  --          --      (5,209)
Deferred investment tax credit                  (23,516)    (23,518)    (23,518)
Other - net                                       1,190      (3,854)      1,370

Changes in current assets and liabilities
Customer and other receivables - net            (50,369)    (14,270)    (38,106)
Accrued utility revenues                         (9,181)     (3,089)     (1,951)
Materials, supplies and fossil fuel              (2,797)      7,793      11,945
Other current assets                             (6,186)       (109)     (8,949)
Accounts payable                                 34,386     (54,882)     65,586
Accrued taxes                                   (22,090)      2,197      (7,088)
Accrued interest                                 (1,108)     (6,678)     (9,306)
Other current liabilities                        (5,235)    (23,087)      1,515
Decrease in land held                            33,405      33,010      19,894
Other - net                                     (39,350)     48,254       2,576
                                              ---------   ---------   ---------
Net Cash Flow Provided By
  Operating Activities                          605,838     623,419     566,283
                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                           (319,142)   (307,876)   (258,598)
Capitalized interest                            (18,596)    (19,703)    (12,856)
Other - net                                      (2,144)     (3,124)     (6,345)
                                              ---------   ---------   ---------
Net Cash Flow Used For
  Investing Activities                         (339,882)   (330,703)   (277,799)
                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of long- term debt                     148,229     146,013     557,067
Short- term borrowings - net                     48,080     113,850    (160,900)
Dividends paid on common stock                 (103,849)    (96,160)    (89,614)
Repurchase and retirement of
  common stock                                       --     (79,997)         --
Repayment of long- term debt                   (286,314)   (325,526)   (575,332)
Redemption of preferred stock                   (75,517)    (47,201)    (50,360)
Extraordinary charge for early
  retirement of debt                                 --          --     (20,340)
Other - net                                      (3,531)     (2,897)     (1,858)
                                              ---------   ---------   ---------
Net Cash Flow Used For
  Financing Activities                         (272,902)   (291,918)   (341,337)
                                              ---------   ---------   ---------
NET CASH FLOW                                    (6,946)        798     (52,853)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                              27,484      26,686      79,539
                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR      $  20,538   $  27,484   $  26,686
                                              =========   =========   =========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

Year Ended December 31,
(Thousands of Dollars)                           1998        1997        1996
----------------------                           ----        ----        ----
Retained Earnings at Beginning of Year        $ 473,665   $ 333,969   $ 242,403

Net Income                                      242,892     235,856     181,180

Common Stock Dividends                         (103,849)    (96,160)    (89,614)
                                              ---------   ---------   ---------
Retained Earnings at End of Year              $ 612,708   $ 473,665   $ 333,969
                                              =========   =========   =========

See Notes to Consolidated Financial Statements.

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Pinnacle West and our subsidiaries: APS, SunCor, and El Dorado.

APS, our major subsidiary and Arizona's largest electric utility, with 799,000 customers, provides wholesale or retail electric service to the entire state with the exception of Tucson and about one-half of the Phoenix area. SunCor is a developer of residential, commercial, and industrial projects on some 12,400 acres in Arizona, New Mexico, and Utah. El Dorado is a venture capital firm with a diversified portfolio.

ACCOUNTING RECORDS

Our accounting records are maintained in accordance with generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires the use of estimates by management. Actual results could differ from those estimates.

REGULATORY ACCOUNTING

APS is regulated by the Arizona Corporation Commission (ACC) and the Federal Energy Regulatory Commission (FERC). The accompanying financial statements reflect the ratemaking policies of these commissions. APS prepares its financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. APS' major regulatory assets are deferred income taxes (see Note 4) and rate synchronization cost deferrals (see "Rate Synchronization Cost Deferrals" in this Note). These items, combined with miscellaneous regulatory assets and liabilities, amounted to approximately $900 million at December 31, 1998 and $1.0 billion at December 31, 1997. Most of these items are included in "Deferred Debits" on the Balance Sheets. Under the 1996 regulatory agreement (see Note 3), the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period that will end June 30, 2004. APS records the accelerated portion of the regulatory asset amortization, approximately $120 million pretax in 1998 and 1997 and $60 million pretax in 1996, in depreciation and amortization expense on the Statements of Income.

During 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF 97-4. EITF 97-4 requires that SFAS No. 71 be discontinued no later than when legislation is passed or a rate order is issued that contains sufficient detail to determine its effect on the portion of the business being deregulated, which could result in writedowns or write-offs of physical and/or regulatory assets. Additionally, the EITF determined that regulatory assets should not be written off if they are to be recovered from a portion of the entity which continues to apply SFAS No. 71.

Although rules have been proposed for transitioning generation services to competition, there are many unresolved issues. APS continues to apply SFAS No. 71 to its generation operations. If rate recovery of regulatory assets is no longer probable, whether due to competition or regulatory action, APS would be required to write off the remaining balance as an extraordinary charge to expense.

UTILITY PLANT AND DEPRECIATION

Utility plant is the term APS uses to describe the business property and equipment that supports electric service. APS reports utility plant at its original cost, which includes:

+    material and labor
+    contractor costs
+    construction overhead costs (where applicable) and
+    capitalized interest or an allowance for funds used during construction.

APS charges retired utility plant, plus removal costs less salvage realized, to accumulated depreciation. See Note 13 for information on a proposed accounting standard that impacts accounting for removal costs.

APS records depreciation on utility property on a straight-line basis. For the years 1996 through 1998 the rates, as prescribed by our regulators, ranged from a low of 1.51% to a high of 20%. The weighted-average rate for 1998 was 3.32%. APS depreciates non-utility property and equipment over the estimated useful lives of the related assets, ranging from 3 to 50 years.

CAPITALIZED INTEREST

In 1997, APS began capitalizing interest in accordance with SFAS No. 34, "Capitalization of Interest Cost." Capitalized interest represents the cost of debt funds used to finance construction of utility plant. Plant construction costs, including capitalized interest, are recovered in authorized rates through depreciation when completed projects are placed into commercial operation. Capitalized interest does not represent current cash earnings. The rate used to calculate capitalized interest for 1998 was 6.88% and for 1997 was 7.25%.

Prior to 1997, APS accrued an allowance for funds used during construction (AFUDC). AFUDC represented the cost of debt and equity funds used to finance construction of utility plant. AFUDC did not represent current cash earnings. AFUDC has been calculated using a composite rate of 7.75% for 1996.

REVENUES

APS records electric operating revenues on the accrual basis, which includes estimated amounts for service rendered but unbilled at the end of each accounting period.

RATE SYNCHRONIZATION COST DEFERRALS

As authorized by the ACC, operating costs (excluding fuel) and financing costs of Palo Verde Units 2 and 3 were deferred from the commercial operation dates (September 1986 for Unit 2 and January 1988 for Unit 3) until the date the units were included in a rate order (April 1988 for Unit 2 and December 1991 for Unit
3). Beginning July 1, 1996, the deferrals are being amortized over an eight-year period in accordance with the 1996 regulatory agreement (see Note 3). Prior to July 1, 1996, the deferrals were amortized over thirty-five year periods. Amortization of the deferrals is included in depreciation and amortization expense on the Statements of Income.

NUCLEAR FUEL

APS charges nuclear fuel to fuel expense by using the unit-of-production method. The unit-of-production method is an amortization method that is based on actual physical usage. APS divides the cost of the fuel by the estimated number of thermal units that APS expects to produce with that fuel. APS then multiplies that rate by the number of thermal units that it produces within the current period. This provides APS with current period nuclear fuel expense.

APS also charges nuclear fuel expense for the permanent disposal of spent nuclear fuel. The United States Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel, and it charges APS $0.001 per kWh of nuclear generation. See Note 12 for information about spent nuclear fuel disposal. In addition, Note 13 has information on nuclear decommissioning costs.

INCOME TAXES

We file our federal income tax return on a consolidated basis and we file our state income tax returns on a consolidated or unitary basis. In accordance with our intercompany tax sharing agreement, federal and state income taxes are allocated to each subsidiary as though each subsidiary filed a separate income tax return. Any difference between the aforementioned allocations and the consolidated (and unitary) income tax liability is attributed to the parent company.

REACQUIRED DEBT COSTS

When APS incurs gains or losses on debt that it retires prior to maturity, APS amortizes those gains or losses over the remaining original life of the debt. In accordance with the 1996 regulatory agreement (see Note 3), the ACC accelerated APS' amortization of the regulatory asset for reacquired debt costs to an eight-year period that will end June 30, 2004. The accelerated portion of the regulatory asset amortization is included in depreciation and amortization expense in the Statements of Income.

STATEMENTS OF CASH FLOWS

We consider temporary cash investments and marketable securities to be cash equivalents for purposes of reporting cash flows. During 1998, 1997, and 1996 we paid interest, net of amounts capitalized, income taxes, and dividends on preferred stock of APS.

Interest paid, net of amounts capitalized, was:

+    $143.9 million in 1998
+    $163.0 million in 1997 and
+    $185.9 million in 1996.

Income taxes paid were:

+    $164.9 million in 1998
+    $146.2 million in 1997 and
+    $121.0 million in 1996.

Dividends paid on preferred stock of APS were:

+    $10.3 million in 1998
+    $13.3 million in 1997 and
+    $17.4 million in 1996.

SEGMENTS

APS is Pinnacle West's only reportable segment. Unless otherwise identified, APS represents substantially all of the consolidated information being reported.

RECLASSIFICATIONS

We have reclassified certain prior year amounts for comparison purposes with 1998.

2. ACCOUNTING MATTERS

In 1998 we adopted SFAS No. 130, "Reporting Comprehensive Income." This standard changes the reporting of certain items previously reported in the common stock equity section of the balance sheet. The effects of adopting SFAS No. 130 were not material to our financial statements.

In November 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which is effective for us in 1999. EITF 98-10 requires energy trading contracts to be measured at fair value as of the balance sheet date with the gains and losses included in earnings and separately disclosed in the financial statements or footnotes. We have evaluated the impact of this rule and believe the effects are not material to our financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for us in 2000. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. We are currently evaluating what impact this standard will have on our financial statements.

3. REGULATORY MATTERS

ELECTRIC INDUSTRY RESTRUCTURING

STATE

In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition in Arizona. The rules, as amended, became effective on August 10, 1998, and on December 10, 1998, the ACC adopted the amended rules without any modifications that would have a significant impact on us. We believe that certain provisions of the 1996 ACC rules and the amended rules are deficient and APS has filed lawsuits to protect its legal rights regarding the 1996 rules and the amended rules. These lawsuits are pending but two related cases filed by other utilities have been partially decided in a manner adverse to those utilities' positions.

On January 11, 1999, the ACC issued an order which stayed the amended rules, granted reconsideration of the decision to make the rules permanent, and directed the hearing division of the ACC to establish a procedural order for further action on these rules. The order also granted waivers from compliance with the rules for APS, and all affected utilities.

On February 5, 1999, the ACC Hearing Division issued recommendations for changes to the amended rules. The recommended changes to the amended rules were further modified by a Procedural Order of the ACC Hearing Division dated March 12, 1999. The recommended rules include the following major provisions:

+ They would apply to virtually all Arizona electric utilities regulated by the ACC, including APS.
+ Each utility must make at least 20% of its 1995 retail peak demand available for competitive generation supply.
+ The rules become effective when the ACC makes a final decision on each utility's stranded costs and unbundled rates (Final Decision Date) or January 1, 2001, whichever comes first.
+ Subject to the 20% requirement, all utility customers with single premise loads of one megawatt or greater will be eligible for competitive electric services on the Final Decision Date. Customers with single premise loads of 40 kilowatts or greater may aggregate loads to meet this one megawatt requirement.
+ When effective, residential customers will be phased in at 1-1/4% per quarter calculated beginning on January 1, 1999, subject to the 20% requirement above.
+ Electric service providers that get Certificates of Convenience and Necessity (CC&Ns) from the ACC can supply only competitive services, including electric generation, but not electric transmission and distribution.
+ Affected utilities must file ACC tariffs with separate pricing for electric services provided for noncompetitive services.

+ ACC shall allow a reasonable opportunity for recovery of unmitigated stranded costs (see "Stranded Costs" below).
+ Absent an ACC waiver, prior to January 1, 2001, each affected utility must transfer all competitive generation assets and services either to an unaffiliated party or to a separate corporate affiliate.
+ Affiliate transaction rules prohibit a utility and its competitive electric affiliates from sharing certain assets, employees, and information.

If approved by the ACC, the rules would be subject to the formal rulemaking process under Arizona statute. In compliance with statutory procedural requirements, ACC oral proceedings on the matter would be scheduled no sooner than 30 days after the proposed rules are published by the Secretary of State.

We cannot currently predict when or if the amended rules will be further modified, when the stay of the amended rules will be lifted, or when retail electric competition will be introduced in Arizona.

STRANDED COSTS

On June 22, 1998, the ACC issued an order on stranded cost determination and recovery. APS believes that certain provisions of the stranded cost order are deficient and in August 1998, APS filed two lawsuits to protect its legal rights relating to the order.

On February 5, 1999, the ACC Hearing Division issued recommended changes to the June 1998 stranded cost order. These recommended changes were further amended by an ACC Procedural Order dated March 12, 1999. The recommended changes to the stranded cost order would be effective upon approval of the ACC. The recommended order, as amended on March 12, 1999, allows each affected utility to choose from five options for the recovery of stranded costs:

+ Net Revenues Lost Methodology is the difference between generation revenues under traditional regulation and generation revenues under competition. This option provides for declining recovery percentages for stranded costs over a five-year recovery period. Regulatory assets are to be fully recovered under their presently authorized amortization schedule. In accordance with a 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period that ends June 30, 2004.
+ Divestiture/Auction Methodology allows a utility to divest all or substantially all of its generating assets, including regulatory assets associated with generation, in order to collect 100 percent of the difference between net sales price and book value of generating assets divested over a ten-year period, with no return on the unamortized balance.
+ Financial Integrity Methodology allows a utility "sufficient revenues to meet minimum financial ratios" for a period of ten years.
+ Settlement Methodology allows a settlement to be agreed upon by the ACC and a utility.
+ Any combination of the above is shown to be in the best interest of all affected parties.

LEGISLATIVE INITIATIVES

An Arizona joint legislative committee studied electric utility industry restructuring issues in 1996 and 1997. In conjunction with that study, the Arizona legislative counsel prepared memoranda in late 1997 related to the legal authority of the ACC to deregulate the Arizona electric utility industry. The memoranda raise a question as to the degree to which the ACC may, under the Arizona Constitution, deregulate any portion of the electric utility industry and allow rates to be determined by market forces. This latter issue has been subsequently decided by lower courts in favor of the ACC in four separate lawsuits, two of which are unrelated.

In May 1998, a law was enacted to facilitate implementation of retail electric competition in Arizona. The law includes the following major provisions:

+ Arizona's largest government-operated electric utility (Salt River Project) and, at their option, smaller municipal electric systems must (i) make at least 20% of their 1995 retail peak demand available to electric service providers by December 31, 1998 and for all retail customers by December 31, 2000; (ii) decrease rates by at least 10% over a ten-year period beginning as early as January 1, 1991; (iii) implement procedures and public processes comparable to those already applicable to public service corporations, for establishing the terms, conditions, and pricing of electric services as well as certain other decisions affecting retail electric competition;
+ describes the factors which form the basis of consideration by Salt River Project in determining stranded costs; and
+ metering and meter reading services must be provided on a competitive basis during the first two years of competition only for customers having demands in excess of one megawatt (and that are eligible for competitive generation services), and thereafter for all customers receiving competitive electric generation.

In addition, the Arizona legislature will review and make recommendations for the 1999 legislature on certain competitive issues.

AGREEMENT WITH SALT RIVER PROJECT

On April 25, 1998, APS entered into a Memorandum of Agreement with Salt River Project in anticipation of, and to facilitate, the opening of the Arizona electric industry. The Agreement contains the following major components:

+ Both parties would amend the Territorial Agreement to remove any barriers to the provision of competitive electricity supply and non-distribution services.
+ Both parties would amend the Power Coordination Agreement to lower the price that APS will pay Salt River Project for purchased power by approximately $17 million (pretax) during the first full year that the Agreement is effective and by lesser annual amounts during the next seven years.
+ Both parties agreed on certain legislative positions regarding electric utility restructuring at the state and federal level.

Certain provisions of the Agreement (including those relating to the amendments of the Territorial Agreement and the Power Coordination Agreement) are affected by the timing of the introduction of competition. See "ACC Rules" above. On February 18, 1999, the ACC approved the Agreement.

GENERAL

We believe that further ACC decisions, legislation at the Arizona and federal levels, and perhaps amendments to the Arizona Constitution (which would require a vote of the people) will ultimately be required before significant implementation of retail electric competition can lawfully occur in Arizona. Until the manner of implementation of competition, including addressing stranded costs, is determined, we cannot accurately predict the impact of full retail competition on our financial position, cash flows, or results of operation. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete in the new regulatory environment.

FEDERAL

The Energy Policy Act of 1992 and recent rulemakings by FERC have promoted increased competition in the wholesale electric power markets. APS does not expect these rules to have a material impact on its financial statements.

Several electric utility reform bills have been introduced during recent congressional sessions, which as currently written would allow consumers to choose their electricity suppliers by 2000 or 2003. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any substantial restructuring of the electric utility industry can occur.

1996 REGULATORY AGREEMENT

In April 1996, the ACC approved a regulatory agreement between the ACC Staff and APS. The major provisions of this agreement are:

+ An annual rate reduction of approximately $48.5 million ($29 million after income taxes), or 3.4% on average for all customers except certain contract customers, effective July 1, 1996.
+ Recovery of substantially all of APS' present regulatory assets through accelerated amortization over an eight-year period that will end June 30, 2004, increasing annual amortization by approximately $120 million ($72 million after income taxes). See Note 1.
+ A formula for sharing future cost savings between customers and shareholders (price reduction formula) referencing a return on equity (as defined) of 11.25%.
+ A moratorium on filing for permanent rate changes prior to July 2, 1999, except under the price reduction formula and under certain other limited circumstances.
+ Infusion of $200 million of common equity into APS by the parent company, in annual payments of $50 million starting in 1996.

Based on the price reduction formula, the ACC approved retail price decreases of approximately $17.6 million ($10.5 million after income taxes), or 1.2%, effective July 1, 1997, and approximately $17 million ($10 million after income taxes), or 1.1%, effective July 1, 1998. APS expects to file with the ACC for another retail price decrease of approximately $10. 8 million annually ($6.5 million after income taxes) to become effective July 1, 1999. The amount and timing of the price decrease are subject to ACC approval. This will be the last price decrease under the 1996 regulatory agreement.

4. INCOME TAXES

INVESTMENT TAX CREDIT

Because of a 1994 rate settlement agreement, we are amortizing almost all of our investment tax credits (ITCs) over 5 years (1995-1999).

INCOME TAXES

Certain assets and liabilities are reported differently for income tax purposes than they are for financial statements. The tax effect of these differences is recorded as deferred taxes. We calculate deferred taxes using the current income tax rates.

APS has recorded a regulatory asset on its Balance Sheet in accordance with SFAS No. 71. This regulatory asset is for certain temporary differences, primarily AFUDC equity. APS amortizes this amount as the differences reverse. APS has been able to accelerate its amortization of the regulatory asset for income taxes to an eight-year period that will end June 30, 2004. This is a result of a 1996 regulatory agreement with the ACC. We are including this accelerated amortization in depreciation and amortization expense on the Statements of Income. The components of income tax expense are:

Year Ended December 31,
(Thousands of Dollars)                       1998          1997          1996
----------------------                       ----          ----          ----
Current
  Federal                                 $ 105,922     $ 105,818     $ 105,312
  State                                      40,621        43,172        35,052
                                          ---------     ---------     ---------
Total current                               146,543       148,990       140,364

Deferred                                     41,566        28,729        23,752
Change in valuation allowance                    --        (3,920)      (12,142)
ITC amortization                            (23,516)      (23,518)      (23,518)
                                          ---------     ---------     ---------
Total expense                             $ 164,593     $ 150,281     $ 128,456
                                          =========     =========     =========

Multiplying income before income taxes by the statutory federal income tax rate does not equal the amount recorded as income tax expense because of the following:

Year Ended December 31,
(Thousands of Dollars)                           1998        1997        1996
----------------------                           ----        ----        ----
Federal income tax expense at 35%
  statutory rate                              $ 142,620   $ 135,148   $ 118,830
Increases (reductions) in tax expense
  resulting from:
Tax under book depreciation                      17,848      14,694      19,229
Preferred stock dividends of APS                  3,396       4,481       5,982
ITC amortization                                (23,516)    (23,518)    (23,518)
State income tax net of federal income
  tax benefit                                    22,764      24,497      19,565
Change in valuation allowance                        --      (3,400)    (10,525)
Other                                             1,481      (1,621)     (1,107)
                                              ---------   ---------   ---------
Income tax expense                            $ 164,593   $ 150,281   $ 128,456
                                              =========   =========   =========

The components of the net deferred income tax liability were as follows:

December 31,
(Thousands of Dollars)                                   1998            1997
----------------------                                   ----            ----
DEFERRED TAX ASSETS
Alternative minimum tax                                $       --     $   53,601
Deferred gain on Palo Verde
  Unit 2 sale/leaseback                                    31,285         33,257
Other                                                      86,795         91,701
                                                       ----------     ----------
Total deferred tax assets                                 118,080        178,559
                                                       ----------     ----------
DEFERRED TAX LIABILITIES
Plant- related                                          1,112,897      1,096,222
Regulatory asset for income taxes                         161,836        185,084
Rate synchronization deferrals                            122,130        144,908
Other                                                      60,754         57,919
                                                       ----------     ----------
Total deferred tax liabilities                          1,457,617      1,484,133
                                                       ----------     ----------
Accumulated deferred income taxes - net                $1,339,537     $1,305,574
                                                       ==========     ==========
5. LINES OF CREDIT

APS had committed lines of credit with various banks of $400 million at 1998 and 1997, which were available either to support the issuance of commercial paper or to be used for bank borrowings.The commitment fees at December 31, 1998 and 1997 for these lines of credit ranged from .07% to .15% per annum.APS had long-term bank borrowings of $125 million outstanding at December 31, 1998, and $150 million outstanding at December 31, 1997.

APS had commercial paper borrowings outstanding of $178.8 million at December 31, 1998, and $130.8 million at December 31, 1997. The weighted average interest rate on commercial paper borrowings was 6.21% on December 31, 1998, and 6.27% on December 31, 1997. By Arizona statute, APS' short-term borrowings cannot exceed 7% of its total capitalization unless approved by the ACC.

Pinnacle West had a revolving line of credit of $250 million at December 31, 1998 and 1997. The commitment fees were 0.10% in 1998 and ranged from 0.10% to 0.125% in 1997. Outstanding amounts at December 31, 1998 were $42 million and at December 31, 1997 were $155 million.

SunCor had revolving lines of credit totalling $55 million at December 31, 1998 and 1997. The commitment fees were 0.125% in 1998 and 1997. SunCor had $38.1 million outstanding at December 31, 1998, and $40.6 million outstanding at December 31,1997.

6. LONG-TERM DEBT

Borrowings under the APS mortgage bond indenture are secured by substantially all utility plant; SunCor's debt is collateralized by interests in certain real property; Pinnacle West's debt is unsecured.The following table presents the components of consolidated long-term debt:

December 31,                 Maturity    Interest
(Thousands of Dollars)       Dates (a)     Rates          1998           1997
----------------------       ---------     -----          ----           ----
APS
First Mortgage Bonds           1998        7.625%       $     --       $100,000
                               1999        7.625%        100,000        100,000
                               2000         5.75%        100,000        100,000
                               2002        8.125%        125,000        125,000
                               2004        6.625%         85,000         85,000
                               2020        10.25%        100,550        109,550
                               2021          9.5%         45,140         45,140
                               2021            9%         72,370         72,370
                               2023         7.25%         91,900         97,150
                               2024         8.75%        121,668        121,918
                               2025            8%         88,300         88,500
                               2028          5.5%         25,000         25,000
                               2028        5.875%        154,000        154,000
Unamortized discount
 and premium                                              (6,482)        (7,033)
Pollution control bonds     2024-2033    Adjustable      456,860        439,990
                                            rate (b)
Collateralized Loan         1999-2000      5.375% -       20,000         10,000
                                           6.125%
Unsecured Note                 2005         6.25%        100,000            --
Senior notes (c)               1999         6.72%         50,000         50,000
Senior notes (c)               2006         6.75%        100,000        100,000
Debentures                     2025           10%         75,000         75,000
Bank loans                     2003      Adjustable      125,000        150,000
                                           rate (d)
Capitalized lease
 obligation                 1998-2001       7.48% (e)     11,612         15,645
                                                      ----------     ----------
                                                       2,040,918      2,057,230
                                                      ----------     ----------
SUNCOR
Revolving credit               2001     (f)               38,139         40,600
Bank loan                      2001     (g)               42,061         45,000
Notes payable               1998-2006   (h)                3,888          5,113
                                                      ----------     ----------
                                                          84,088         90,713
                                                      ----------     ----------
PINNACLE WEST
Revolving credit               2001     (i)               42,000        155,000
Senior notes                2001- 2003  (j)               50,000         50,000
                                                      ----------     ----------
                                                          92,000        205,000
                                                      ----------     ----------
Total long- term debt                                  2,217,006      2,352,943
Less current maturities                                  168,045        108,695
                                                      ----------     ----------
Total long- term debt less current maturities         $2,048,961     $2,244,248
                                                      ==========     ==========

(a) This schedule does not reflect the timing of redemptions that may occur prior to maturity.
(b) The weighted-average rate for the year ended December 31, 1998 was 3.39% and for December 31, 1997 was 3.62%. Changes in short-term interest rates would affect the costs associated with this debt.
(c) APS has issued $150 million of first mortgage bonds ("senior note mortgage bonds") to the senior note trustee as collateral for the senior notes. The senior note mortgage bonds have the same interest rate, interest payment dates, maturity, and redemption provisions as the senior notes. APS' payments of principal, premium, and/or interest on the senior notes satisfy its corresponding payment obligations on the senior note mortgage bonds. As long as the senior note mortgage bonds secure the senior notes, the senior notes will effectively rank equally with the first mortgage bonds. On the date that APS has repaid all of its first mortgage bonds, other than those that secure senior notes, the senior note mortgage bonds will no longer secure the senior notes and will cease to be outstanding.
(d) The weighted-average rate at December 31, 1998 was 5.69% and at December 31, 1997 was 6.25%. Changes in short-term interest rates would affect the costs associated with this debt.
(e) Represents the present value of future lease payments (discounted at an interest rate of 7.48%) on a combined cycle plant that was sold and leased back (see Note 10).
(f) The weighted-average rate at December 31, 1998 was 8.21% and at December 31, 1997 was 8.60%. Interest for 1998 and 1997 was based on LIBOR plus 2% or prime plus 0.5%.
(g) The weighted-average rate at December 31, 1998 was 7.76% and at December 31, 1997 was 8.44%. Interest for 1998 and 1997 was based on LIBOR plus 2% or prime plus 0.5%.
(h) Multiple notes primarily with variable interest rates based mostly on the lenders' prime.
(i) The weighted-average rate at December 31, 1998 was 5.66% and at December 31, 1997 was 6.25%.Interest for 1998 was based on LIBOR plus 0.33% and for 1997 was LIBOR plus 0.33%-0.4%.
(j) Includes two series of notes: $25 million at 6.62% due 2001, and $25 million at 6.87% due 2003.

The following is a list of principal payments due on total long-term debt and sinking fund requirements through 2003:

+    $168.0 million in 1999
+    $140.4 million in 2000
+    $121.0 million in 2001
+    $125.1 million in 2002 and
+    $150.1 million in 2003.

First mortgage bondholders share a lien on substantially all utility plant assets (other than nuclear fuel, transportation equipment, and the combined cycle plant). The mortgage bond indenture includes provisions that would restrict the payment of common stock dividends under certain conditions. These conditions did not exist at December 31, 1998.

7. PREFERRED STOCK OF APS

On March 1, 1999, APS redeemed all of its preferred stock. Preferred stock balances of APS at December 31, 1998 and 1997 are shown below:

                                    Number of Shares Outstanding        Par Value Outstanding
                                             December 31,                    December 31,         Call
(Dollars in Thousands,                                        Par Value                         Price Per
Except Per Share Amount)   Authorized       1998     1997     Per Share    1998        1997     Share (a)
------------------------   ----------       ----     ----     ---------    ----        ----     ---------
NON-REDEEMABLE:
$1.10 preferred           160,000      139,030      145,559    $ 25.00    $ 3,476    $  3,639    $  27.50
$2.50 preferred           105,000       86,440       97,252      50.00      4,322       4,863       51.00
$2.36 preferred           120,000       32,520       38,506      50.00      1,626       1,925       51.00
$4.35 preferred           150,000       62,986       68,386     100.00      6,299       6,839      102.00
Serial preferred:       1,000,000
   $2.40 Series A                      200,587      234,839      50.00     10,029      11,742       50.50
   $2.625 Series C                     214,895      231,572      50.00     10,745      11,579       51.00
   $2.275 Series D                      90,691      164,101      50.00      4,534       8,205       50.50
   $3.25 Series E                      304,475      312,991      50.00     15,224      15,649       51.00
Serial preferred:       4,000,000(b)
   Adjustable rate
     Series Q                          295,851      352,851     100.00     29,585      35,285         (c)
Serial preferred:      10,000,000
   $1.8125 Series W                         --    1,693,016      25.00         --      42,325
                                     ---------    ---------               -------    --------
Total                                1,427,475    3,339,073              $ 85,840    $142,051
                                     =========    =========              ========    ========
REDEEMABLE:
Serial preferred:
   $10.00 Series U                      94,011      291,098    $100.00   $  9,401    $ 29,110
                                     =========    =========              ========    ========

(a) The actual call price per share is the indicated amount plus any accrued dividends.
(b)  This authorization covers all outstanding redeemable preferred stock.
(c) Dividend rate adjusted quarterly to 2% below that of certain United States Treasury securities, but in no event less than 6% or greater than 12% per annum. Redeemable at par.

APS cannot pay  common  stock  dividends  or acquire  shares of common  stock if preferred stock dividends or sinking fund requirements are in arrears. Redeemable preferred stock transactions of APS during each of the three years in the period ended December 31, 1998 are as follows:

                                                    Number of         Par Value
(Dollars in Thousands)                                Shares            Amount
----------------------                                ------            ------
Balance, December 31, 1995                           750,000           $ 75,000
Retirements
  $10.00 Series U                                    (90,000)            (9,000)
  $7.875 Series V                                   (130,000)           (13,000)
                                                    --------           --------
Balance, December 31, 1996                           530,000             53,000
Retirements
  $10.00 Series U                                   (118,902)           (11,890)
  $7.875 Series V                                   (120,000)           (12,000)
                                                    --------           --------
Balance, December 31, 1997                           291,098             29,110
Retirements
  $10.00 Series U                                   (197,087)           (19,709)
                                                    --------           --------
Balance, December 31, 1998                            94,011           $  9,401
                                                    ========           ========

8. COMMON STOCK

Our common stock issued during each of the three years in the period ended December 31, 1998 is as follows:

                                                 Number of
(Dollars in Thousands)                             Shares            Amount (a)
----------------------                             ------            ----------
Balance, December 31, 1995                       87,515,847         $ 1,638,684
  Common stock issued                                    --              (2,330)
                                                 ----------         -----------
Balance, December 31, 1996                       87,515,847           1,636,354
  Common stock issued                                    --              (2,586)
  Common stock retired                           (2,690,900)            (79,997)
                                                 ----------         -----------
Balance, December 31, 1997                       84,824,947           1,553,771
  Common stock issued                                    --              (3,128)
                                                 ----------         -----------
Balance, December 31, 1998                       84,824,947         $ 1,550,643
                                                 ==========         ===========

(a) Including premiums and expenses of preferred stock issues of APS.

9. RETIREMENT PLANS AND OTHER BENEFITS

VOLUNTARY SEVERANCE PLAN

APS sponsored a voluntary severance plan in 1996. There was a pretax charge of $31.7 million in 1996 recorded mostly as operations and maintenance expense. This pretax charge included additional pension and postretirement benefit expense. Employees who participated in the plan were credited with an additional year of age and service when their pension and postretirement benefits were calculated. The additional expenses recorded in 1996 for this plan were $2.3 million for pension and $5.4 million for postretirement benefits.

PENSION PLANS

Pinnacle West and its subsidiaries sponsor defined benefit pension plans for their employees. A defined benefit plan specifies the amount of benefits a plan participant is to receive using information about the participant. The plan covers nearly all of our employees. Our employees do not contribute to this plan. Generally, we calculate the benefits under these plans based on age, years of service, and pay. We fund the plan by contributing at least the minimum amount required under Internal Revenue Service regulations but no more than the maximum tax-deductible amount. The assets in the plan at December 31, 1998 were mostly domestic and international common stocks and bonds and real estate. Pension expense, including administrative and severance costs, was:

+    $10.5 million in 1998
+    $9.3 million in 1997 and
+    $15.5 million in 1996.

The   following   table  shows  the   components  of  net  pension  cost  before
consideration of amounts capitalized or billed to others and excluding severance costs of $2.9 million in 1996:

(Thousands of Dollars)                          1998        1997         1996
----------------------                          ----        ----         ----
Service cost - benefits earned
  during the period                          $ 24,817     $ 20,435     $ 23,397
Interest cost on projected benefit
  obligation                                   51,524       48,402       45,124
Expected return on plan assets                (54,513)     (47,959)     (42,404)
Amortization of:
Transition asset                               (3,226)      (3,226)      (3,226)
Prior service cost                              2,078        2,078        1,735
Net actuarial losses                               --           --          728
                                             --------     --------     --------
Net periodic pension cost                    $ 20,680     $ 19,730     $ 25,354
                                             ========     ========     ========

The following table shows a reconciliation of the funded status of the plans to the amounts recognized in the balance sheets:

(Thousands of Dollars)                                    1998           1997
----------------------                                    ----           ----
Funded status - pension plan assets
  less than projected benefit obligation                $(41,034)      $(88,732)
Unrecognized net transition asset                        (23,235)       (26,462)
Unrecognized prior service cost                           22,715         24,792
Unrecognized net actuarial losses/(gains)                (38,668)        16,943
                                                        --------       --------
Net pension amount recognized in the
  balance sheets                                        $(80,222)      $(73,459)
                                                        ========       ========

The following table sets forth the defined benefit pension plans' change in projected benefit obligation for the plan years 1998 and 1997:

(Thousands of Dollars)                                  1998             1997
----------------------                                  ----             ----
Projected pension benefit obligation
  at beginning of year                               $ 708,144        $ 608,675
Service cost                                            24,817           20,435
Interest cost                                           51,524           48,402
Benefit payments                                       (29,636)         (29,965)
Plan amendments                                             --            5,537
Actuarial losses/(gains)                               (23,544)          55,060
                                                     ---------        ---------
Projected pension benefit obligation
  at end of year                                     $ 731,305        $ 708,144
                                                     =========        =========

The following table sets forth the defined benefit pension plans' change in the fair value of plan assets for the plan years 1998 and 1997:

(Thousands of Dollars)                                  1998             1997
----------------------                                  ----             ----
Fair value of pension plan assets at
  beginning of year                                  $ 619,412        $ 539,179
Actual return on plan assets                            86,527           88,620
Employer contributions                                  13,968           21,578
Benefit payments                                       (29,636)         (29,965)
                                                     ---------        ---------
Fair value of pension plan assets at
  end of year                                        $ 690,271        $ 619,412
                                                     =========        =========

We made the assumptions below to calculate the pension liability:

                                                        1998             1997
                                                        ----             ----
Discount rate                                            7.00%           7.25%
Rate of increase in compensation levels                  3.50%           4.50%
Expected long- term rate of return on assets            10.00%           9.00%

EMPLOYEE SAVINGS PLAN BENEFITS

We also sponsor a defined contribution savings plan that is offered to nearly all employees. In a defined contribution plan, the benefits a participant is to receive result from regular contributions to a participant account. Under this plan, we make matching contributions to participant accounts. We recorded expenses for this plan of:

+    $4.1 million in 1998
+    $3.9 million in 1997 and
+    $3.6 million in 1996.

POSTRETIREMENT PLANS

We provide medical and life insurance benefits to retired employees. Employees must retire to become eligible for these retirement benefits, which are based on years of service and age. For the medical insurance plans, retirees make contributions to cover a portion of the plan costs. For the life insurance plan, retirees do not make contributions to cover a portion of the plan costs. We retain the right to change or eliminate these benefits.

Funding is based upon actuarially determined contributions that take tax consequences into account. Plan assets consist primarily of domestic stocks and bonds. The postretirement benefit expense was:

+    $9.1 million for 1998
+    $9.8 million for 1997 and
+    $16.2 million for 1996.

The following table shows the components of net periodic postretirement benefit costs before consideration of amounts capitalized or billed to others and excluding severance costs of $9.6 million in 1996:

(Thousands of Dollars)                       1998           1997          1996
----------------------                       ----           ----          ----
Service cost - benefits earned
  during the period                          $  7,890     $  7,046     $  8,168
Interest cost on accumulated benefit
  obligation                                   15,763       14,441       13,525
Expected return on plan assets                (12,001)      (8,706)      (6,696)
Amortization of:
   Transition obligation                        7,698        7,698        8,269
   Net actuarial gains                         (2,952)      (2,685)      (1,345)
                                             --------     --------     --------
Net periodic postretirement benefit cost     $ 16,398     $ 17,794     $ 21,921
                                             ========     ========     ========

The following table shows a reconciliation of the funded status of the plan to the amounts recognized in the balance sheets:

(Thousands of Dollars)                                   1998            1997
----------------------                                   ----            ----
Funded status - postretirement plan assets
  less than projected benefit obligation              $ (24,269)      $ (48,202)
Unrecognized net obligation at transition               107,842         115,541
Unrecognized net actuarial gains                        (86,692)        (79,013)
                                                      ---------       ---------
Net postretirement amount recognized
  in the balance sheets                               $  (3,119)      $ (11,674)
                                                      =========       =========

The following table sets forth the postretirement benefit plans' change in accumulated benefit obligation for the plan years 1998 and 1997:

(Thousands of Dollars)                                   1998            1997
----------------------                                   ----            ----
Accumulated postretirement benefit
  obligation at beginning of year                   $ 199,348         $ 181,405
Service cost                                            7,890             7,046
Interest cost                                          15,763            14,441
Benefit payments                                      (10,378)           (6,745)
Actuarial losses                                       25,056             3,201
                                                    ---------         ---------
Accumulated postretirement benefit
  obligation at end of year                         $ 237,679         $ 199,348
                                                    =========         =========

The following table sets forth the postretirement benefit plans' change in the fair value of plan assets for the plan years 1998 and 1997:

(Thousands of Dollars)                                   1998            1997
----------------------                                   ----            ----
Fair value of postretirement plan assets at
  beginning of year                                   $ 151,146       $ 109,763
Actual return on plan assets                             47,284          30,846
Employer contributions                                   25,327          17,269
Benefit payments                                        (10,347)         (6,732)
                                                      ---------       ---------
Fair value of postretirement plan assets at
  the end of year                                     $ 213,410       $ 151,146
                                                      =========       =========

We made the assumptions below to calculate the postretirement liability:

                                                         1998            1997
                                                         ----            ----
Discount rate                                            7.00%           7.25%
Expected long- term rate of return
  on assets - after tax                                  8.73%           7.75%
Initial health care cost trend rate -
  under age 65                                           7.50%           8.00%
Initial health care cost trend rate -
  age 65 and over                                        6.50%           7.00%
Ultimate health care cost trend rate
  (reached in the year 2002)                             5.00%           5.00%

Assuming a 1% increase in the health care cost trend rate, the 1998 cost of postretirement benefits other than pensions would increase by approximately $4.6 million and the accumulated benefit obligation as of December 31, 1998 would increase by approximately $37.8 million.

Assuming a 1% decrease in the health care cost trend rate, the 1998 cost of postretirement benefits other than pensions would decrease by approximately $3.8 million and the accumulated benefit obligation as of December 31, 1998 would decrease by approximately $31.9 million.

10.  LEASES

In 1986, APS sold about 42% of its share of Palo Verde Unit 2 and certain common facilities in three separate sale leaseback transactions. APS accounts for these leases as operating leases. The gain of approximately $140.2 million was deferred and is being amortized to operations expense over 29.5 years, the original term of the leases. There are options to renew the leases for two additional years and to purchase the property for fair market value at the end of the lease terms. Consistent with the ratemaking treatment, an amount equal to the annual lease payments is included in rent expense. A regulatory asset is recognized for the difference between lease payments and rent expense calculated on a straight-line basis.

The average amounts to be paid for the Palo Verde Unit 2 leases are as follows:

     Year     (In Millions)
     ----     -------------
     1999        $ 40. 1
     2000          46. 3
2001-2015          49. 0

In accordance with the 1996 regulatory agreement (see Note 3), the ACC accelerated APS' amortization of the regulatory asset for leases to an eight-year period that will end June 30, 2004. The accelerated amortization is included in depreciation and amortization expense on the Statements of Income. The balance of this regulatory asset at December 31, 1998 was $48.5 million. Lease expense was approximately $42 million in each of the years 1996 through 1998.

APS has a capital lease on a combined cycle plant, which it sold and leased back. The lease requires semiannual payments of $2.6 million through June 2001, and includes renewal and purchase options based on fair market value. The plant is included in plant in service at its original cost of $54.4 million; accumulated amortization at December 31, 1998 was $48.6 million.

In addition, we lease certain land, buildings, equipment, and miscellaneous other items through operating rental agreements with varying terms, provisions, and expiration dates. Approximate miscellaneous lease expense was:

+    $13.1 million in 1998
+    $11.2 million in 1997 and
+    $12.8 million in 1996.

Estimated future minimum lease commitments, excluding the Palo Verde and combined cycle leases, are as follows:

Year                       (In Millions)
----                       -------------
1999                          $ 16.4
2000                            16.4
2001                            18.3
2002                            19.3
2003                            18.2
Thereafter                     151.2
                              ------
Total future commitments      $239.8
                              ======

11.  JOINTLY-OWNED FACILITIES

APS shares ownership of some of its generation and transmission facilities with other companies. The following table shows APS' interest in those jointly-owned facilities at December 31, 1998. APS' share of operating and maintaining the facilities is included in the Income Statement in utility operations and maintenance expense.

                                                           Percent     Plant                  Construction
                                                          Owned by       in     Accumulated      Work in
 (Dollars in Thousands)                                      APS      Service   Depreciation     Progress
 ----------------------                                      ---      -------   ------------     --------
Generating Facilities
  Palo Verde Nuclear Generating Station Units 1 and 3      29.1%    $1,821,620   $670,403        $20,152
  Palo Verde Nuclear Generating Station
    Unit 2 (see Note 10)                                   17.0%       568,184    224,502          9,839
  Four Corners Steam Generating Station Units 4 and 5      15.0%       150,165     69,764            312
  Navajo Steam Generating Station Units 1, 2, and 3        14.0%       203,356     90,237         25,560(a)
  Cholla Steam Generating Station Common Facilities (b)    62.8%(c)     67,513     37,096            267

Transmission Facilities
  ANPP 500 KV System                                       35.8%(c)     66,547     20,282          1,384
  Navajo Southern System                                   31.4%(c)     26,918     17,285             21
  Palo Verde - Yuma 500 KV System                          23.9%(c)     11,376      4,215             --
  Four Corners Switchyards                                 27.5%(c)      3,071      1,780            143
  Phoenix - Mead System                                    17.1%(c)     36,324        536             --

(a) The construction costs at Navajo are primarily related to the installation of scrubbers required by environmental legislation.
(b) PacifiCorp owns Cholla Unit 4 and APS operates the unit for them. The common facilities at the Cholla Plant are jointly-owned.
(c)  Weighted average of interests.

12. COMMITMENTS AND CONTINGENCIES

LITIGATION

We are party to various claims, legal actions, and complaints arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial statements.

PALO VERDE NUCLEAR GENERATING STATION

Under the Nuclear Waste Policy Act, the Department of Energy (DOE) was to develop the facilities necessary for the storage and disposal of spent fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository, but DOE has announced that such a repository now cannot be completed before 2010. In response to lawsuits filed over DOE's obligation to accept used nuclear fuel, the United States Court of Appeals for the D.C. Circuit has ruled that DOE had an obligation to begin accepting used nuclear fuel in 1998. However, the Court refused to issue an order compelling DOE to begin moving used fuel. Instead, the Court ruled that any damages to utilities should be sought under the standard contract signed between DOE and utilities, including APS. The United States Supreme Court has refused to grant review of the D. C. Circuit's decision. In July 1998, APS filed a Petition for Review regarding DOE's obligation to begin accepting spent nuclear fuel.

APS has capacity in existing fuel storage pools at Palo Verde which, with certain modifications, could accommodate all fuel expected to be discharged from normal operation of Palo Verde through 2002, and believes it could augment that wet storage with new facilities for on-site dry storage of spent fuel for an indeterminate period of operation beyond 2002, subject to obtaining any required governmental approvals. APS currently estimates that it will incur $113 million (in 1998 dollars) over the life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. Beginning in 1999, APS will accrue these costs as a component of fuel expense, meaning the charges will be accrued as the fuel is burned. During 1998, APS recorded a liability and a regulatory asset of $35 million for on-site interim nuclear fuel storage costs related to nuclear fuel burned prior to 1999. APS currently believes that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation beyond 2002.

The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per incident. Based upon APS' 29.1% interest in the three Palo Verde units, APS' maximum potential assessment per incident for all three units is approximately $77 million, with an annual payment limitation of approximately $9 million.

The Palo Verde participants maintain "all risk"(including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. APS has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

FUEL AND PURCHASED POWER COMMITMENTS

APS is a party to various fuel and purchased power contracts with terms expiring from 1999 through 2020 that include required purchase provisions. APS estimates its 1999 contract requirements to be about $132 million. However, this amount may vary significantly pursuant to certain provisions in such contracts that permit APS to decrease its required purchases under certain circumstances.

APS must reimburse certain coal providers for amounts incurred for coal mine reclamation. APS estimates its share of the total obligation to be about $103 million. The portion of the coal mine reclamation obligation related to coal already burned is about $62 million at December 31, 1998 and is included in "Deferred Credits-Other" in the Balance Sheet. A regulatory asset has been established for amounts not yet recovered from ratepayers. In accordance with the 1996 regulatory agreement (see Note 3), the ACC began accelerated amortization of APS' regulatory asset for coal mine reclamation costs over an eight- year period that will end June 30, 2004. Amortization is included in depreciation and amortization expense on the Statements of Income. The balance of the regulatory asset at December 31, 1998 was about $51 million.

CONSTRUCTION PROGRAM

Consolidated capital expenditures in 1999 are estimated at $386 million.

13. NUCLEAR DECOMMISSIONING COSTS

APS recorded $11.4 million for decommissioning expense in each of the years 1998, 1997, and 1996. APS estimates it will cost about $1.8 billion ($452 million in 1998 dollars) to decommission its 29.1% share of the three Palo Verde units. The decommissioning costs are expected to be incurred over a 14-year period beginning in 2024. APS charges decomissioning costs to expense over each unit's operating license term and includes them in the accumulated depreciation balance until each unit is retired. Nuclear decommissioning costs are recovered in rates.

APS' current estimates are based on a 1998 site-specific study for Palo Verde that assumes the prompt removal/dismantlement method of decommissioning. An independent consultant prepared this study. APS is required to update the study every three years.

To fund the costs APS expects to incur to decommission the plant, APS established external decommissioning trusts in accordance with Nuclear Regulatory Commission (NRC) regulations. The trust accounts are reported in "Investments and Other Assets" on the Consolidated Balance Sheets at their market value of $145.6 million at December 31, 1998 and $124.6 million at December 31, 1997. APS invests the trust funds primarily in fixed income securities and domestic stock and classifies them as available for sale. Realized and unrealized gains and losses are reflected in accumulated depreciation.

In February 1996, the FASB issued an exposure draft, "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets." This proposed standard would require the estimated present value of the cost of decommissioning and certain other removal costs to be recorded as a liability, along with an offsetting plant asset when a decommissioning or other removal obligation is incurred. The FASB has indicated that a revised exposure draft will be issued in 1999.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated quarterly financial information for 1998 and 1997 is as follows:

(Dollars in Thousands, Except Per Share Amounts)
                                                       1998
--------------------------------------------------------------------------------
 Quarter Ended                    March 31    June 30  September 30  December 31

Operating revenues
  Electric                        $380,423   $441,715    $740,734     $443,526
  Real estate                       34,161     28,916      18,276       42,835
Operating income (a)              $ 90,837   $122,605    $251,838     $101,848
Net income                        $ 31,086   $ 48,997    $127,281     $ 35,528

Earnings per average common
share outstanding
  Net income - basic              $   0.37   $   0.58    $   1.50     $   0.42
  Net income - diluted            $   0.36   $   0.57    $   1.49     $   0.42
Dividends declared per share (b)  $   0.30   $   0.60    $     --     $  0.325


(Dollars in Thousands, Except Per Share Amounts)
                                                       1997
--------------------------------------------------------------------------------
 Quarter Ended                    March 31    June 30  September 30  December 31

Operating revenues
  Electric                        $379,021   $458,751    $632,821     $407,960
  Real estate                       19,543     30,166      30,929       35,835
Operating income (a)              $ 82,471   $150,024    $243,454     $ 81,557
Net income                        $ 25,382   $ 67,182    $124,340     $ 18,952

Earnings per average common
share outstanding
  Net income - basic              $   0.29   $   0.79    $   1.47     $   0.21
  Net income - diluted            $   0.29   $   0.78    $   1.46     $   0.21
Dividends declared per share (b)  $  0.275   $   0.55    $     --     $   0.30

(a) APS' utility business is seasonal in nature, with the peak sales periods generally occurring during the summer months. Comparisons among quarters of a year may not represent overall trends and changes in operations.

(b) Dividends for the quarters ending September 30, 1998 and September 30, 1997 were declared in June.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

We believe that the carrying amounts of our cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 1998 and 1997 due to their short maturities.

We hold investments in debt and equity securities for purposes other than trading. The December 31, 1998 and 1997 fair values of such investments, which we determine by using quoted market values or by discounting cash flows at rates equal to our cost of capital, approximate their carrying amount.

The carrying value of our long-term debt (excluding a capitalized lease obligation) was $2.21 billion on December 31, 1998, with an estimated fair value of $2.28 billion. On December 31, 1997, the carrying value of our long-term debt (excluding a capitalized lease obligation) was $2.34 billion, with an estimated fair value of $2.38 billion. The fair value estimates are based on quoted market prices of the same or similar issues.

16. EARNINGS PER SHARE

In 1997 we adopted SFAS No. 128, "Earnings Per Share." This statement requires the presentation of both basic and diluted earnings per share on the financial statements. The following table presents earnings per average common share outstanding (EPS):

                                               1998         1997        1996
                                               ----         ----        ----
Basic EPS:
  Continuing operations                        $2.87        $2.76      $ 2.41
  Discontinued operations                         --           --       (0.11)
  Extraordinary charge                            --           --       (0.23)
                                               -----        -----      ------
  Net income                                   $2.87        $2.76      $ 2.07
                                               =====        =====      ======

Diluted EPS:
  Continuing operations                        $2.85        $2.74      $ 2.40
  Discontinued operations                         --           --       (0.11)
  Extraordinary charge                            --           --       (0.23)
                                               -----        -----      ------
  Net income                                   $2.85        $2.74      $ 2.06
                                               =====        =====      ======

Dilutive stock options increased average common shares outstanding by 571,728 shares in 1998, 519,800 shares in 1997, and 580,405 shares in 1996. Total average common shares outstanding for the purposes of calculating diluted earnings per share were 85,345,946 shares in 1998, 86,022,709 shares in 1997, and 88,021,920 shares in 1996.

Options to purchase 244,200 shares of common stock at $46.78 per share were outstanding during the last quarter of 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

17. STOCK OPTIONS

We offer several stock incentive plans for our officers, APS officers, and key employees.

The plans provide for the granting of new options or awards of up to 3.5 million shares at a price per option not less than fair market value on the date the option is granted. The plans also provide for the granting of any combination of stock appreciation rights or dividend equivalents. The awards outstanding under the various incentive plans at December 31, 1998 approximate 1,497,012 non-qualified stock options, 158,121 restricted shares, and no dividend equivalent shares, incentive stock options, or stock appreciation rights.

The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which was effective for 1996. The statement encourages, but does not require, that a company record compensation expense based on the fair value method. We continue to recognize expense based on Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees." If we had recorded compensation expense based on the fair value method, our net income would have been reduced to the following pro forma amounts:

(Dollars in Thousands,
Except Per Share Amounts)              1998          1997          1996
                                       ----          ----          ----
Net income
  As reported                        $242,892      $235,856      $181,180
  Pro forma (fair value method)      $242,177      $235,446      $180,969
Net income per share - basic
  As reported                        $   2.87      $   2.76      $   2.07
  Pro forma (fair value method)      $   2.86      $   2.75      $   2.07

We did not consider compensation costs for stock options granted before January 1, 1995. Therefore, future reported net income may not be representative of this compensation cost calculation. In order to present the pro forma information above, we calculated the fair value of each fixed stock option in the incentive plans using the Black-Scholes option-pricing model. The fair value was calculated based on the date the option was granted. The following weighted-average assumptions were also used in order to calculate the fair value of the stock options:

                                   1998           1997           1996
                                   ----           ----           ----
Risk- free interest rate           4.54%          5.66%          5.77%
Dividend yield                     3.03%          4.50%          4.50%
Volatility                        18.80%         15.63%         17.10%
Expected life (months)               60             60             58

The following table is a summary of the status of our stock option plans as of December 31, 1998, 1997, and 1996 and changes during the years ending on those dates:

                                                1998 Weighted               1997 Weighted               1996 Weighted
                                       1998        Average         1997        Average        1996       Average
                                      Shares    Exercise Price    Shares    Exercise Price   Shares   Exercise Price
                                      ------    --------------    ------    --------------   ------   --------------
Outstanding at beginning of year    1,488,131      $24.60       1,673,076       $21.59      1,807,900     $19.78
Granted                               244,200       46.78         260,450        39.56        260,500      31.44
Exercised                            (217,317)      23.09        (409,975)       21.60       (363,400)     19.41
Forfeited                             (18,002)      33.42         (35,420)       27.10        (31,924)     24.35
                                    ---------                   ---------                   ---------
Outstanding at end of year          1,497,012       28.34       1,488,131        24.60      1,673,076      21.59
                                    ---------                   ---------                   ---------
Options exercisable at year- end    1,039,664       22.21       1,008,514        19.53      1,135,032      18.60
                                    ---------                   ---------                   ---------

Weighted average fair value of
options granted during the year                      8.15                         5.83                      4.24

The following table summarizes information about our stock option plans at December 31, 1998:

                                          Weighted Average
Range of Exercise                            Remaining               Options
 Prices Per Share       Outstanding        Contract Life           Exercisable
 ----------------       -----------        -------------           -----------
  $11.25                   16,500               1.90                  16,500
   11.50                  270,000               1.10                 270,000
   15.75                   42,500               2.90                  42,500
   17.68                   13,275               3.10                  13,275
   19.00                  116,537               5.90                 116,537
   19.56                   58,500               3.90                  58,500
   22.13                  109,584               5.00                 109,584
   27.44                  175,090               6.90                 175,090
   31.44                  205,292               8.00                 142,230
   39.75                  245,534               9.00                  88,665
   46.78                  244,200               9.90                   6,783
                        ---------                                  ---------
  $11.25 - $46.78       1,497,012               6.29               1,039,664
                        =========                                  =========

                        PINNACLE WEST CAPITAL CORPORATION
                 SCHEDULE II - VALUATION AND QUALIYING ACCOUNTS

            Column A                Column B             Column C           Column D       Column E
                                                         Additions
                                                  ----------------------
                                    Balance at    Charged to    Charged                     Balance
                                    beginning     cost and      to other                    at end of
          Description               of period     expenses      accounts   Deductions (a)   Period
          -----------               ---------     --------      --------   ----------       ------
                                                                  (Thousands of Dollars)
                                                      YEAR ENDED DECEMBER 31, 1998

Real Estate Valuation Reserves       $23,000       $    --      $    --       $ 8,000       $15,000

                                                      YEAR ENDED DECEMBER 31, 1997

Real Estate Valuation Reserves       $41,000       $    --      $    --       $18,000       $23,000

                                                      YEAR ENDED DECEMBER 31, 1996

Real Estate Valuation Reserves       $47,000       $    --      $    --       $ 6,000       $41,000

(a) REPRESENTS PRO-RATA ALLOCATIONS FOR SALE OF LAND.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

                        ITEM 10. DIRECTORS AND EXECUTIVE
                           OFFICERS OF THE REGISTRANT

         Reference is hereby made to "Election of Directors" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 1999 (the "1999 Proxy Statement") and to the Supplemental Item ---"Executive Officers of the Registrant" in Part I of this report.

                         ITEM 11. EXECUTIVE COMPENSATION

         Reference is hereby made to the fourth and fifth paragraphs under the heading "The Board and its Committees," to "Executive Compensation," to "Human Resources Committee Report," to "Stock Performance Comparisons" and to "Executive Benefit Plans" in the 1999 Proxy Statement.

                         ITEM 12. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is hereby made to "Certain Securities Ownership" in the 1999 Proxy Statement.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is hereby made to "Executive Benefit Plans --- Employment and Severance Agreements" and "General-Business Relationships" in the 1999 Proxy Statement.

                                     PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

         See the Index to Consolidated Financial Statements and Financial Statement Schedule in Part II, Item 8.

EXHIBITS FILED

EXHIBIT NO.                            DESCRIPTION

10.1a    --    Summary of the Pinnacle West Capital Corporation 1999 Bonus Plan

10.2a    --    Letter Agreement between the Company and George A. Schreiber, Jr.

21       --    Subsidiaries of the Company

23.1     --    Consent of Deloitte & Touche LLP

27.1     --    Financial Data Schedule

         In  addition  to  those  Exhibits  shown  above,   the  Company  hereby
incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
3.2              Articles of Incorporation,        19.1 to the Company's                1-8962        11-14-88
                 restated as of July 29, 1988      September 1988 Form 10-Q
                                                   Report

3.3              Bylaws, amended as of             3.1 to the Company's 1995            1-8962        4-1-96
                 February 21, 1996                 Form 10-K Report

4.1              Mortgage and Deed of Trust        4.1 to APS' September 1992           1-4473        11-9-92
                 Relating to APS' First            Form 10-Q Report
                 Mortgage Bonds, together
                 with forty-eight indentures
                 supplemental thereto

4.2              Forty-ninth Supplemental          4.1 to APS' 1992 Form 10-K           1-4473        3-30-93
                 Indenture                         Report

4.3              Fiftieth Supplemental             4.2 to APS' 1993 Form 10-K           1-4473        3-30-94
                 Indenture                         Report

4.4              Fifty-first Supplemental          4.1 to APS' August 1, 1993           1-4473        9-27-93
                 Indenture                         Form 8-K Report

4.5              Fifty-second Supplemental         4.1 to APS' September 30, 1993       1-4473        11-15-93
                 Indenture                         Form 10-Q Report

4.6              Fifty-third Supplemental          4.5 to APS' Registration             1-4473        3-1-94
                 Indenture                         Statement No. 33-61228 by
                                                   means of February 23, 1994
                                                   Form 8-K Report

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
4.7              Fifty-fourth Supplemental         4.1 to APS' Registration             1-4473        11-22-96
                 Indenture                         Statements Nos. 33-61228,
                                                   33-55473, 33-64455 and
                                                   333-15379 by means of
                                                   November 19, 1996 Form 8-K
                                                   Report

4.8              Fifty-fifth Supplemental          4.8 to APS' Registration             1-4473        4-9-97
                 Indenture                         Statement Nos. 33-55473, 33-
                                                   64455 and 333-15379 by means
                                                   of April 7, 1997 Form 8-K
                                                   Report

4.9              Agreement, dated March 21,        4.1 to APS' 1993 Form 10-K           1-4473        3-30-94
                 1994, relating to the filing of   Report
                 instruments defining the
                 rights of holders of APS
                 long-term debt not in excess
                 of 10% of APS' total assets

4.10             Indenture dated as of January     4.6 to APS' Registration             1-4473        1-11-95
                 1, 1995 among APS and The         Statement Nos. 33-61228 and
                 Bank of New York, as              33-55473 by means of January
                 Trustee                           1, 1995 Form 8-K Report

4.11             First Supplemental Indenture      4.4 to APS' Registration             1-4473        1-11-95
                 dated as of January 1, 1995       Statement Nos. 33-61228 and
                                                   33-55473 by means of January
                                                   1, 1995 Form 8-K Report

4.12             Indenture dated as of             4.5 to APS' Registration             1-4473        11-22-96
                 November 15, 1996 among           Statements Nos. 33-61228,
                 APS and The Bank of New           33-55473, 33-64455 and 333-
                 York, as Trustee                  15379 by means of November
                                                   19, 1996 Form 8-K Report

4.13             First Supplemental Indenture      4.6 to APS' Registration             1-4473        11-22-96
                                                   Statements Nos. 33-61228,
                                                   33-55473, 33-64455 and 333-
                                                   15379 by means of November
                                                   19, 1996 Form 8-K Report

4.14             Second Supplemental               4.10 to APS' Registration            1-4473        4-9-97
                 Indenture                         Statement Nos. 33-55473, 33-
                                                   64455 and 333-15379 by means
                                                   of April 7, 1997 Form 8-K
                                                   Report

4.15             Agreement of Resignation,         4.1 to APS' September 25, 1995       1-4473        10-24-95
                 Appointment, Acceptance           Form 8-K Report
                 and Assignment dated as of
                 August 18, 1995 by and
                 among APS, Bank of
                 America National Trust and
                 Savings Association and The
                 Bank of New York

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
4.16             Rights Agreement, amended         4.1 to the Company's 1990            1-8962        3-28-91
                 as of November 14, 1990,          Form 10-K Report
                 between the Company and
                 The Valley National Bank of
                 Arizona, as Rights Agent,
                 which includes the Certificate
                 of Designation of Series A
                 Participating Preferred Stock
                 as Exhibit A, the form of
                 Rights Certificate as Exhibit
                 B and the Summary of Rights
                 as Exhibit

4.17             Specimen Certificate of           4.2 to the Company's 1988            1-8962        3-31-89
                 Pinnacle West Capital             Form 10-K Report
                 Corporation Common Stock,
                 no par value

4.18             Agreement, dated March 29,        4.1 to the Company's 1987            1-8962        3-30-88
                 1988, relating to the filing of   Form 10-K Report
                 instruments defining the
                 rights of holders of long-term
                 debt not in excess of 10% of
                 the Company's total assets

4.19             Indenture dated as of January     4.10 to APS' Registration            1-4473        1-16-98
                 15, 1998 among APS and The        Statement Nos. 333-15379 and
                 Chase Manhattan Bank, as          333-27551 by means of January
                 Trustee                           13, 1998 Form 8-K Report

4.20             First Supplemental Indenture      4.3 to APS' Registration             1-4473        1-16-98
                 dated as of January 15, 1998      Statement Nos. 333-15379 and
                                                   333-27551 by means of January
                                                   13, 1998 Form 8-K Report

4.21             Second Supplemental               4.3 to APS' Registration             1-4473        2-22-99
                 Indenture dated as of             Statement Nos. 333-27551
                 February 15, 1999                 and 333-58445 by means of
                                                   February 18, 1999
                                                   Form 8-K Report

10.3             Agreement, dated December         4.1 to the Company's December        1-8962        12-7-89
                 6, 1989, between the              6, 1989 Form 8-K Report
                 Company and the Office of
                 Thrift Supervision, United
                 States Department of
                 Treasury, and related
                 documents

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.4             Release from the Office of        10.1 to the Company's 1989           1-8962        3-31-89
                 Thrift Supervision, United        Form 10-K Report
                 States Department of
                 the Treasury, to the
                 Company, dated March 22,
                 1990, releasing the Company
                 from its purported obligations
                 under the Stipulation and
                 under any other source of
                 alleged obligation of the
                 Company to infuse equity
                 capital into MeraBank

10.5             Release from the Federal          10.2 to the Company's 1989           1-8962        3-31-89
                 Deposit Insurance                 Form 10-K Report
                 Corporation to the Company,
                 dated March 22, 1990,
                 releasing the Company from
                 its purported obligations
                 under the Stipulation and
                 under any other source of
                 alleged obligation of the
                 Company to infuse equity
                 capital into MeraBank

10.6             Release from the Resolution       10.3 to the Company's 1989           1-8962        3-31-89
                 Trust Corporation (in its         Form 10-K Report
                 corporate capacity) to the
                 Company, dated March 21,
                 1990, releasing the Company,
                 from its purported obligation
                 under the Stipulation and
                 under any other source of
                 alleged obligation of the
                 Company to infuse equity
                 capital into MeraBank

10.7             Release from the Resolution       10.4 to the Company's 1989           1-8962        3-31-89
                 Trust Corporation (in its         Form 10-K Report
                 capacity as Receiver of
                 MeraBank) to the Company,
                 dated March 21, 1990,
                 releasing the Company from
                 its purported obligations
                 under the Stipulation and
                 under any other source of
                 alleged obligation to the
                 Company to infuse equity
                 capital into MeraBank

10.8ad           Form of Key Executive             10.5 to the Company's 1989           1-8962        3-31-89
                 Employment and Severance          Form 10-K Report
                 Agreement between the
                 Company and each of its
                 executive officers

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.9a            Employment Agreement,             10.1 to the Company's 1990           2-96386       3-28-91
                 effective as of February 5,       Form 10-K Report
                 1990, between Richard Snell
                 and the Company

10.10            Two separate                      10.2 to APS' September 1991          1-4473        11-14-91
                 Decommissioning Trust             Form 10-Q Report
                 Agreements (relating to
                 PVNGS  Units 1 and 3,
                 respectively), each dated July
                 1, 1991, between APS and
                 Mellon Bank, N.A., as
                 Decommissioning Trustee

10.11            Amendment No. 1 to                10.1 to APS' 1994 Form 10- K         1-4473        3-30-95
                 Decommissioning Trust             Report
                 Agreement (PVNGS Unit 1),
                 dated as of December 1, 1994

10.12            Amendment No. 1 to                10.2 to APS' 1994 Form 10-K          1-4473        3-30-95
                 Decommissioning Trust             Report
                 Agreement (PVNGS Unit 3),
                 dated as of December 1, 1994

10.13            Amendment No. 2 to APS            10.4 to APS' 1996 Form 10-K          1-4473        3-28-97
                 Decommissioning Trust             Report
                 Agreement (PVNGS Unit 1)
                 dated as of July 1, 1991

10.14            Amendment No. 2 to APS            10.6 to APS' 1996 Form 10-K          1-4473        3-28-97
                 Decommissioning Trust             Report
                 Agreement (PVNGS Unit 3)
                 dated as of July 1, 1991

10.15            Amended and Restated              10.1 to the Company's 1991           1-8962        3-26-92
                 Decommissioning Trust             Form 10-K Report
                 Agreement (PVNGS Unit 2)
                 dated as of January 31, 1992,
                 among APS, Mellon Bank,
                 N.A., as Decommissioning
                 Trustee, and State Street Bank
                 and Trust Company, as
                 successor to The First
                 National  Bank of Boston, as
                 Owner Trustee under two
                 separate Trust Agreements,
                 each with a separate Equity
                 Participant, and as Lessor
                 under two separate Facility
                 Leases, each relating to an
                 undivided interest in PVNGS
                 Unit 2

10.16            First Amendment to                10.2 to APS' 1992 Form 10-K          1-4473        3-30-93
                 Amended and Restated              Report
                 Decommissioning Trust
                 Agreement (PVNGS Unit 2),
                 dated as of November 1, 1992

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.17            Amendment No. 2 to                10.2 to APS' 1994 Form 10-K          1-4473        3-30-95
                 Amended and Restated              Report
                 Decommissioning Trust
                 Agreement (PVNGS Unit 2),
                 dated as of November 1, 1994

10.18            Amendment No. 3 to                10.1 to APS' June 1996 Form          1-4473        8-9-96
                 Amended and Restated              10-Q Report
                 Decommissioning Trust
                 Agreement (PVNGS Unit 2),
                 dated as of November 1, 1994

10.19            Amendment No. 4 to APS            10.5 to APS' 1996 Form 10-K          1-4473        3-28-97
                 Amended and Restated              Report
                 Decommissioning Trust
                 Agreement (PVNGS Unit 2)
                 dated as of January 31, 1992

10.20            Asset Purchase and Power          10.1 to APS' June 1991 Form          1-4473        8-8-91
                 Exchange Agreement dated          10-Q Report
                 September 21, 1990 between
                 APS and PacifiCorp, as
                 amended as of October 11,
                 1990 and as of July 18, 1991

10.21            Long-Term Power                   10.2 to APS' June 1991 Form          1-4473        8-8-91
                 Transaction Agreement dated       10-Q Report
                 September 21, 1990 between
                 APS and PacifiCorp, as
                 amended as of October 11,
                 1990, and as of July 8, 1991

10.22            Amendment No. 1 dated             10.3 to APS' 1995 Form 10-K          1-4473        3-29-96
                 April 5, 1995 to the              Report
                 Long-Term Power
                 Transaction Agreement and
                 Asset Purchase and Power
                 Exchange Agreement
                 between PacifiCorp and APS

10.23            Restated Transmission             10.4 to APS' 1995 Form 10-K          1-4473        3-29-96
                 Agreement between                 Report
                 PacifiCorp and APS dated
                 April 5, 1995

10.24            Contract among PacifiCorp,        10.5 to APS' 1995 Form 10-K          1-4473        3-29-96
                 APS and United States             Report
                 Department of Energy
                 Western Area Power
                 Administration, Salt Lake
                 Area Integrated Projects for
                 Firm Transmission Service
                 dated May 5, 1995

10.25            Reciprocal Transmission           10.6 to APS' 1995 Form 10-K          1-4473        3-29-86
                 Service Agreement between         Report
                 APS and PacifiCorp dated as
                 of March 2, 1994

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.26            Contract, dated July 21, 1984,    10.31 to the Company's Form          2-96386       3-13-85
                 with DOE providing for the        S-14 Registration Statement
                 disposal of nuclear fuel
                 and/or high-level radioactive
                 waste, ANPP

10.27            Indenture of Lease with           5.01 to APS' Form S-7                2-59644       9-1-77
                 Navajo Tribe of Indians, Four     Registration Statement
                 Corners Plant

10.28            Supplemental and Additional       5.02 to APS' Form S-7                2-59644       9-1-77
                 Indenture of Lease, including     Registration Statement
                 amendments and supplements
                 to original lease with Navajo
                 Tribe of Indians, Four
                 Corners Plant

10.29            Amendment and Supplement          10.36 to the Company's               1-8962        7-25-85
                 No. 1 to Supplemental and         Registration Statement on Form
                 Additional Indenture of Lease     8-B Report
                 Four Corners, dated April 25,
                 1985

10.30            Application and Grant of          5.04 to APS' Form S-7                2-59644       9-1-77
                 10.31 multi-party                 Registration Statement
                 rights-of-way and easements,
                 Four Corners Plant Site

10.31            Application and Amendment         10.37 to the Company's               1-8962        7-25-85
                 No. 1 to Grant of multi-party     Registration Statement on Form
                 rights-of-way and easements,      8-B
                 Four Corners Power Plant
                 Site dated April 25, 1985

10.32            Application and Grant of          5.05 to APS' Form S-7                2-59644       9-1-77
                 Arizona Public Service            Registration Statement
                 Company rights-of-way and
                 easements, Four Corners
                 Plant Site

10.33            Application and Amendment         10.38 to the Company's               1-8962        7-25-85
                 No. 1 to Grant of Arizona         Registration Statement on Form
                 Public Service Company            8-B
                 rights-of-way and easements,
                 Four Corners Power Plant Site
                 dated April 25, 1985

10.34            Indenture of Lease, Navajo        5(g) to APS' Form S-7                2-36505       3-23-70
                 Units 1, 2, and 3                 Registration Statement

10.35            Application and Grant of          5(h) to APS' Form S-7                2-36505       3-23-70
                 rights-of-way and easements,      Registration Statement
                 Navajo Plant

10.36            Water Service Contract            5(1) to APS' Form S-7                2-394442      3-16-71
                 Assignment with the United        Registration Statement
                 States Department of Interior,
                 Bureau of Reclamation,
                 Navajo Plant

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.37            Arizona Nuclear Power             10. 1 to APS' 1988 Form 10-K         1-4473        3-8-89
                 Project Participation
                 Agreement, dated August 23,
                 1973, among APS Salt River
                 Project Agricultural
                 Improvement and Power
                 District, Southern California
                 Edison Company, Public
                 Service Company of New
                 Mexico, El Paso Electric
                 Company,  Southern
                 California Public Power
                 Authority, and Department of
                 Water and Power of the City
                 of Los Angeles, and
                 amendments 1-12 thereto

10.38            Amendment No. 13, dated as        10.1 to APS' March 1991 Form         1-4473        5-15-91
                 of April 22, 1991, to Arizona     10-Q
                 Nuclear Power Project
                 Participation Agreement,
                 dated August 23, 1973,
                 among APS, Salt River
                 Project Agricultural
                 Improvement and Power
                 District, Southern California
                 Edison Company, Public
                 Service Company of New
                 Mexico, El Paso Electric
                 Company, Southern
                 California Public Power
                 Authority, and Department of
                 Water and Power of the City
                 of Los Angeles

10.39c           Facility Lease, dated as of       4.3 to APS' Form S-3                 33-9480       10-24-86
                 August 1, 1986, between           Registration Statement
                 State Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, in its capacity as
                 Owner Trustee, as Lessor,
                 and APS, as Lessee

10.40c           Amendment No. 1, dated as         10.5 to APS' September 1986          1-4473        12-4-86
                 of November 1, 1986, to           Form 10-Q Report by means of
                 Facility Lease, dated as of       Amendment No. on December
                 August 1, 1986, between           3, 1986 Form 8
                 State Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, in its capacity as
                 Owner Trustee, as Lessor,
                 and APS, as Lessee

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.41c           Amendment No. 2 dated as of       10.3 to APS' 1988 Form 10-K          1-4473        3-8-89
                 June 1, 1987 to Facility Lease    Report
                 dated as of August 1, 1986
                 between State Street Bank
                 and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Lessor, and APS, as Lessee

10.42c           Amendment No. 3, dated as         10.3 to APS' 1992 Form 10-K          1-4473        3-30-93
                 of March 17, 1993, to Facility    Report
                 Lease, dated as of August 1,
                 1986, between State Street
                 Bank and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Lessor, and APS, as Lessee

10.43            Facility Lease, dated as of       10.1 to APS' November 18             1-4473        1-20-87
                 December 15, 1986, between        1986 Form 8-K Report
                 State Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, in its capacity as
                 Owner Trustee, as Lessor,
                 and APS, as Lessee

10.44            Amendment No. 1, dated as         4.13 to APS' Form S-3                1-4473        8-24-87
                 of August 1, 1987, to Facility    Registration Statement No.
                 Lease, dated as of December       33-9480 by means of August 1,
                 15, 1986, between State           1987 Form 8-K Report
                 Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, as Lessor, and APS,
                 as Lessee

10.45            Amendment No. 2, dated as         10.4 to APS' 1992 Form 10-K          1-4473        3-30-93
                 of  March 17, 1993, to            Report
                 Facility Lease, dated as of
                 December 15, 1986, between
                 State Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, as Lessor, and APS,
                 as Lessee

10.46a           Directors' Deferred               10.1 to APS' June 1986 Form          1-4473        8-13-86
                 Compensation Plan, as             10-Q Report
                 restated, effective January 1,
                 1986

10.47a           Second Amendment to the           10.2 to APS' 1993 Form 10-K          1-4473        3-30-94
                 Arizona Public Service            Report
                 Company Deferred
                 Compensation Plan, effective
                 as of January 1, 1993

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.48a           Third Amendment to the            10.1 to APS' September 1994          1-4473        11-10-94
                 Arizona Public Service            Form 10-Q
                 Company Directors' Deferred
                 Compensation Plan, effective
                 as of May 1, 1993

10.49a           Arizona Public Service            10.4 to APS' 1988 Form 10-K          1-4473        3-8-89
                 Company Deferred                  Report
                 Compensation Plan, as
                 restated, effective January 1,
                 1984, and the second and
                 third amendments thereto,
                 dated December 22, 1986,
                 and December 23, 1987
                 respectively

10.50            Third Amendment to the            10.3 to APS' 1993 Form 10-K          1-4473        3-30-94
                 Arizona Public Service            Report
                 Company Deferred
                 Compensation Plan, effective
                 as of January 1, 1993

10.51a           Fourth Amendment to the           10.2 to APS' September 1994          1-4473        11-10-94
                 Arizona Public Service            Form 10-Q Report
                 Company Deferred
                 Compensation Plan effective
                 as of May 1, 1993

10.52a           Fifth Amendment to the            10.3 to APS' 1996 Form 10-K          1-4473        3-28-97
                 Arizona Public Service            Report
                 Company Deferred
                 Compensation Plan

10.53a           1999 APS Management               10.1 to APS' 1998 Form 10-K          1-4473        3-31-99
                 Variable Pay Plan                 Report

10.54a           1999 APS Senior                   10.2 to APS' 1998 Form 10-K          1-4473        3-31-99
                 Management Variable Pay           Report
                 Plan

10.55a           1999 APS Officers Variable        10.3 to APS' 1998 Form 10-K          1-4473        3-31-99
                 Pay Plan                          Report

10.56a           Pinnacle West Capital             10.10 to APS' 1995 Form 10-K         1-4473        3-29-86
                 Corporation, Arizona Public       Report
                 Service Company, SunCor
                 Development Company and
                 El Dorado Investment
                 Company Deferred
                 Compensation Plan as
                 amended and restated
                 effective January 1, 1996

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.57a           Arizona Public Service            10.11 to APS' 1995 Form 10-K         1-4473        3-29-86
                 Company Supplemental              Report
                 Excess Benefit Retirement
                 Plan as amended and restated
                 on  December 20, 1995

10.58a           Pinnacle West Capital             10.7 to APS' 1994 Form 10-K          1-4473        3-30-95
                 Corporation and Arizona           Report
                 Public Service Company
                 Directors' Retirement Plan,
                 effective as of January 1,
                 1995

10.59a           Letter Agreement dated            10.7 to APS' 1994 Form 10-K          1-4473        3-30-96
                 December 21, 1993, between        Report
                 APS and William L. Stewart

10.60a           Letter Agreement, dated April     10.7 to APS' 1988 Form 10-K          1-4473        3-8-89
                 3, 1978, between APS and O.       Report
                 Mark DeMichele, regarding
                 certain retirement benefits
                 granted to Mr. DeMichele

10.61a           Letter Agreement dated as of      10.8 to APS' 1995 Form 10-K          1-4473        3-29-96
                 January 1, 1996 between APS       Report
                 and Robert G. Matlock &
                 Associates, Inc. for
                 consulting services

10.62            Letter Agreement dated            10.8 to APS' 1996 Form 10-K          1-4473        3-28-97
                 August 16, 1996 between           Report
                 APS and William L. Stewart

10.63            Letter Agreement between          10.2 to APS' September 1997          1-4473        11-12-97
                 APS and William L. Stewart        Form 10-Q Report

10.64            Letter Agreement dated            10.9 to APS' 1996 Form 10-K          1-4473        3-28-97
                 November 27, 1996 between         Report
                 APS and George A.
                 Schreiber, Jr.

10.65ad          Key Executive Employment          10.3 to APS' 1989 Form 10-K          1-4473        3-8-90
                 and Severance Agreement           Report
                 between APS and certain
                 executive of officers of APS

10.66ad          Revised form of Key               10.5 to APS' 1993 Form 10-K          1-4473        3-30-94
                 Executive' Employment and         Report
                 Severance Agreement
                 between APS and certain
                 executive officers of APS

10.67ad          Second revised form of Key        10.9 to APS' 1994 Form 10-K          1-4473        3-30-95
                 Executive Employment and          Report
                 Severance Agreement
                 between APS and certain
                 executive officers of APS

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.68ad          Key Executive Employment          10.4 to APS' 1989 Form 10-K          1-4473        3-8-90
                 and Severance Agreement           Report
                 between APS and certain
                 managers of APS

10.69ad          Revised form of Key               10.4 to APS' 1993 Form 10-K          1-4473        3-30-94
                 Executive Employment and          Report
                 Severance Agreement
                 between APS and certain key
                 employees of APS

10.70ad          Second revised Form of Key        10.8 to APS' 1994 Form 10-K          1-4473        3-30-95
                 Executive Employment and          Report
                 Severance Agreement
                 between APS and certain key
                 employees of APS

10.71a           Pinnacle West Capital             10.1 to APS' 1992 Form 10-K          1-4473        3-30-93
                 Corporation Stock Option and      Report
                 Incentive Plan

10.72a           Pinnacle West Capital             A to the Proxy Statement for the     1-8962        4-16-94
                 Corporation 1994 Long-Term        Plan Report for the Company's
                 Incentive Plan, effective as of   1994 Annual Meeting of
                 March 23, 1994                    Shareholders

10.73a           Pinnacle West Capital             B to the Proxy Statement for the     1-8962        4-16-94
                 Corporation Director Equity       Plan Report for the Company's
                 Participation Plan                1994 Annual Meeting of
                                  Shareholders

10.74            Agreement No. 13904               10.3 to APS' 1991 Form 10-K          1-4473        3-19-92
                 (Option and Purchase of           Report
                 Effluent) with Cities of
                 Phoenix, Glendale, Mesa,
                 Scottsdale, Tempe, Town of
                 Youngtown, and Salt River
                 Project Agricultural
                 Improvement and Power
                 District, dated April 23, 1973

10.75            Agreement for the Sale and        10.4 to A PS' 1991 Form 10-K         1-4473        3-19-92
                 purchase of Wastewater            Report
                 Effluent with City of Tolleson
                 and Salt River Agricultural
                 Improvement and Power
                 District, dated June 12, 1981,
                 including Amendment No. 1
                 dated as of November 12,
                 1981 and Amendment No. 2
                 dated as of June 4, 1986

10.76a           First Amendment to                10.2 to the Company's 1995           1-8962        4-1-96
                 Employment Agreement,             Form 10-K Report
                 effective March 31, 1995,
                 between Richard Snell and
                 the Company

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
10.77a           Second Amendment to               10.2 to the Company's 1996           1-8962        3-31-97
                 Employment Agreement,             Form 10-K Report
                 effective February 5, 1997,
                 between Richard Snell and
                 the Company

10.78a           APS Director Equity Plan          10.1 to September 1997 Form          1-4473        11-12-97
                                                   10-Q Report

10.79            Territorial Agreement             10.1 to APS' March 1998              1-4473        5-15-98
                 between the Company               Form 10-Q Report
                 and Salt River Project

10.80            Power Coordination                10.2 to APS' March 1998              1-4473        5-15-98
                 Agreement between                 Form 10-Q Report
                 the Company and Salt
                 River Project

10.81            Memorandum of Agreement           10.3 to APS' March 1998              1-4473        5-15-98
                 between the Company and           Form 10-Q Report
                 Salt River Project

10.82            Addendum to Memorandum            10.2 to APS' May 19, 1998            1-4473        6-26-98
                 of Agreement between APS          Form 8-K Report
                 and Salt River Project dated
                 as of May 19, 1998

99.1             Collateral Trust Indenture        4.2 to APS' 1992 Form 10 K           1-4473        3-30-93
                 among PVNGS II Funding            Report
                 Corp., Inc., APS and
                 Chemical Bank, as Trustee

99.2             Supplemental Indenture to         4.3 to APS' 1992 Form 10 K           1-4473        3-30-93
                 Collateral Trust Indenture        Report
                 among PVNGS II Funding
                 Corp., Inc., APS and
                 Chemical Bank, as Trustee

99.3c            Participation Agreement,          28.1 to APS' September 1992          1-4473        11-9-92
                 dated as of August 1, 1986,       Form 10-Q Report
                 among PVNGS Funding
                 Corp., Inc., Bank of America
                 National Trust and Savings
                 Association, State Street
                 Bank and Trust Company, as
                 successor to The First
                 National Bank of Boston, in
                 its individual capacity and as
                 Owner Trustee, Chemical
                 Bank, in its individual
                 capacity and as Indenture
                 Trustee, APS, and the Equity
                 Participant named therein

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
99.4c            Amendment No. 1 dated as of       10.8 to APS' September 1986          1-4473        12-4-86
                 November 1, 1986, to              Form 10-Q Report by means of
                 Participation Agreement,          Amendment No. 1, on
                 dated as of August 1, 1986,       December 3, 1986 Form 8
                 among PVNGS Funding
                 Corp., Inc., Bank of America
                 National Trust and Savings
                 Association, State Street
                 Bank and Trust Company, as
                 successor to The First
                 National Bank of Boston, in
                 its individual capacity and as
                 Owner Trustee, Chemical
                 Bank, in its individual
                 capacity and as Indenture
                 Trustee, APS, and the Equity
                 Participant named therein

99.5c            Amendment No. 2, dated as         28.4 to APS' 1992 Form 10-K          1-4473        3-30-93
                 of March 17, 1993, to             Report
                 Participation  Agreement,
                 dated as of August 1, 1986,
                 among PVNGS Funding
                 Corp., Inc., PVNGS II
                 Funding Corp., Inc., State
                 Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, in its individual
                 capacity and as Owner
                 Trustee, Chemical Bank, in
                 its individual capacity and as
                 Indenture Trustee, APS, and
                 the Equity Participant named
                 therein

99.6c            Trust Indenture, Mortgage,        4.5 to APS' Form S-3                 33-9480       10-24-86
                 Security Agreement and            Registration Statement
                 Assignment of Facility Lease,
                 dated as of August 1, 1986,
                 between State Street Bank
                 and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee, and Chemical
                 Bank, as Indenture Trustee

99.7c            Supplemental Indenture No.        10.6 to APS' September 1986          1-4473        12-4-86
                 1, dated as of November 1,        Form 10-Q Report by means of
                 1986 to Trust Indenture,          Amendment No. 1 on December
                 Mortgage, Security                3, 1986 Form 8
                 Agreement and Assignment
                 of Facility Lease, dated as of
                 August 1, 1986, between
                 State Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, as Owner Trustee,
                 and Chemical Bank, as
                 Indenture Trustee

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
99.8c            Supplemental Indenture No. 2      28.14 to APS' 1992 Form 10-K         1-4473        3-30-93
                 to Trust Indenture, Mortgage,     Report
                 Security Agreement and
                 Assignment of Facility Lease,
                 dated as of August 1, 1986,
                 between State Street Bank
                 and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee, and Chemical
                 Bank, as Lease Indenture
                 Trustee

99.9c            Assignment, Assumption and        28.3 to APS' Form S-3                33-9480       10-24-86
                 Further Agreement, dated as       Registration Statement
                 of August 1, 1986, between
                 APS and State Street Bank
                 and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee

99.10c           Amendment No. 1, dated as         10.10 to APS' September 1986         1-4473        12-4-86
                 of November 1, 1986, to           Form 10-Q Report by means of
                 Assignment, Assumption and        Amendment No. l on December
                 Further Agreement, dated as       3, 1986 Form 8
                 of August 1, 1986, between
                 APS and State Street Bank
                 and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee

99.11c           Amendment No. 2, dated as         28.6 to APS' 1992 Form 10-K          1-4473        3-30-93
                 of March 17, 1993, to             Report
                 Assignment, Assumption and
                 Further Agreement, dated as
                 of August 1, 1986, between
                 APS and State Street Bank
                 and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee

99.12            Participation Agreement,          28.2 to APS' September 1992          1-4473        11-9-92
                 dated as of December 15,          Form 10-Q Report
                 1986, among PVNGS
                 Funding Report Corp., Inc.,
                 State Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, in its individual
                 capacity and as Owner
                 Trustee, Chemical Bank, in
                 its individual capacity and as
                 Indenture Trustee under a
                 Trust Indenture, APS, and the
                 Owner Participant named
                 therein

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
99.13            Amendment No. 1, dated as         28.20 to APS' Form S-3               1-4473        8-10-87
                 of August 1, 1987, to             Registration Statement No.
                 Participation Agreement,          33-9480 by means of a
                 dated as of December 15,          November 6, 1986 Form 8-K
                 1986, among PVNGS                 Report
                 Funding Corp., Inc. as
                 Funding Corporation, State
                 Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, as Owner Trustee,
                 Chemical Bank, as Indenture
                 Trustee, APS, and the Owner
                 Participant named therein

99.14            Amendment No. 2, dated as         28.5 to APS' 1992 Form 10-K          1-4473        3-30-93
                 of March 17, 1993, to             Report
                 Participation Agreement,
                 dated as of December 15,
                 1986, among PVNGS
                 Funding Corp., Inc., PVNGS
                 II Funding Corp., Inc., State
                 Street Bank and Trust
                 Company, as successor to
                 The First National Bank of
                 Boston, in its individual
                 capacity and as Owner
                 Trustee, Chemical Bank, in
                 its individual capacity and as
                 Indenture Trustee, APS, and
                 the Owner Participant named
                 therein

99.15            Trust Indenture, Mortgage,        10.2 to APS' November 18,            1-4473        1-20-87
                 Security Agreement and            1986 Form 10-K Report
                 Assignment of Facility Lease,
                 dated as of December 15,
                 1986, between State Street
                 Bank and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee, and Chemical
                 Bank, as Indenture Trustee

99.16            Supplemental Indenture No.        4.13 to APS' Form S-3                1-4473        8-24-87
                 1, dated as of August 1, 1987,    Registration Statement No.
                 to Trust Indenture, Mortgage,     33-9480 by means of August 1,
                 Security Agreement and            1987 Form 8-K Report
                 Assignment of Facility Lease,
                 dated as of December 15,
                 1986, between State Street
                 Bank and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee, and Chemical
                 Bank, as Indenture Trustee

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
99.17            Supplemental Indenture No. 2      4.5 to APS' 1992 Form 10-K           1-4473        3-30-93
                 to Trust Indenture Mortgage,      Report
                 Security Agreement and
                 Assignment of Facility Lease,
                 dated as of December 15,
                 1986, between State Street
                 Bank and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee, and Chemical
                 Bank, as Lease Indenture
                 Trustee

99.18            Assignment, Assumption and        10.5 to APS' November 18,            1-4473        1-20-87
                 Further Agreement, dated as       1986 Form 8-K Report
                 of December 15, 1986,
                 between APS and State Street
                 Bank and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee

99.19            Amendment No. 1, dated as         28.7 to APS' 1992 Form 10-K          1-4473        3-30-93
                 of March 17, 1993, to             Report
                 Assignment, Assumption and
                 Further Agreement, dated as
                 of December 15, 1986,
                 between APS and State Street
                 Bank and Trust Company, as
                 successor to The First
                 National Bank of Boston, as
                 Owner Trustee

99.20c           Indemnity Agreement dated         28.3 to APS' 1992 Form 10-K          1-4473        3-30-93
                 as of March 17, 1993 by APS       Report

99.21            Extension Letter, dated as of     28.20 to APS' Form S-3               1-4473        8-10-87
                 August 13, 1987, from the         Registration Statement No.
                 signatories of the                33-9480 by means of a
                 Participation Agreement to        November 6, 1986 Form 8-K
                 Chemical Bank                     Report

99.22            Arizona Corporation               28.1 to APS' 1991 Form 10-K          1-4473        3-19-92
                 Commission Order dated            Report
                 December 6, 1991

99.23            Arizona Corporation               10.1 to APS' June 1994 form          1-4473        8-12-94
                 Commission Order dated            10-Q Report
                 June 1, 1994

99.24            Rate Reduction Agreement          10.1 to APS' December 4, 1995        1-4473        12-14-95
                 dated December 4, 1995            8-K Report
                 between APS and the ACC
                 Staff

99.25            ACC Order dated April 24,         10.1 to APS' March 1996 Form         1-4473        5-14-96
                 1996                              10-Q Report

Exhibit No.      Description                       Originally Filed as Exhibit:       File No.(b)     Date Effective
-----------      -----------                       ----------------------------       -----------     --------------
99.26            Arizona Corporation               99.1 to APS' 1996 Form 10-K          1-4473        3-28-97
                 Commission Order, Decision        Report
                 No. 59943, dated December
                 26, 1996, including the Rules
                 regarding the introduction of
                 retail competition in Arizona

99.27            Retail Electric                   10.1 to APS' June 1998               1-4473        8-14-98
                 Competition Rules                 Form 10-Q Report

----------------
         (a) Management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

         (b) Reports filed under File No. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

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

REPORTS ON FORM 8-K

During the quarter ended December 31, 1998, and the period ended March 30, 1999, the Company filed the following Reports on Form 8-K.

Report dated December 1, 1998 relating to an order by the Arizona Supreme Court staying ACC hearings regarding APS' settlement agreement with the ACC Staff.

Report dated December 9, 1998 relating to (1) a Notice of Withdrawal of Settlement filed by the ACC Staff, (2) terms of expiration of a memorandum of understanding, (3) ACC adoption of the amended rules, and (4) issues affecting the agreement between APS and Salt River Project.

Report dated January 11, 1999 relating to (i) the ACC hearing officers' recommended changes to the amended rules regarding the introduction of retail electric competition in Arizona and to the June 1998 stranded cost order and
(ii) action by the Arizona Supreme Court vacating its order staying ACC hearings on the proposed settlement agreement and dismissing the Attorney General's action.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PINNACLE WEST CAPITAL CORPORATION
                                                 (Registrant)



Date:  March 30, 1999                 William J. Post
                                      ------------------------------------------
                   (William J. Post, Chief Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                     TITLE                        DATE

William J. Post                             Principal Executive Officer       March 30, 1999
----------------------------------------    and Director
(William J. Post, Chief Executive
Officer)

George A. Schreiber, Jr.                    Principal Financial Officer,      March 30, 1999
----------------------------------------    Principal Accounting Officer,
(George A. Schreiber, Jr., President and    and Director
Chief Financial Officer)

Richard Snell                               Director                          March 30, 1999
----------------------------------------
(Richard Snell, Chairman of the Board of
Directors)

Pamela Grant                                Director                          March 30, 1999
----------------------------------------
(Pamela Grant)

Roy A. Herberger, Jr.                       Director                          March 30, 1999
----------------------------------------
(Roy A. Herberger, Jr.)


Martha O. Hesse                             Director                          March 30, 1999
----------------------------------------
(Martha O. Hesse)


William S. Jamieson, Jr.                    Director                          March 30, 1999
----------------------------------------
(William S. Jamieson, Jr.)


Humberto S. Lopez                           Director                          March 30, 1999
----------------------------------------
(Humberto S. Lopez)

        SIGNATURE                                     TITLE                        DATE

John R. Norton, III                         Director                          March 30, 1999
----------------------------------------
(John R. Norton, III)


Douglas J. Wall                             Director                          March 30, 1999
----------------------------------------
(Douglas J. Wall)

                                                   Commission File Number 1-8962
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------











                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                  EXHIBITS TO

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                              --------------------

                       Pinnacle West Capital Corporation
               (Exact name of registrant as specified in charter)








--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS


Exhibit No.                               Description
----------                                -----------

10.1a       ---        Summary of the Pinnacle West Capital Corporation 1999
                       Bonus Plan

10.2a       ---        Letter of Agreement between the Company and George A.
                       Schreiber, Jr.

21          ---        Subsidiaries of the Company

23.1        ---        Consent of Deloitte & Touche LLP

27.1        ---        Financial Data Schedule

------------------

         (a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

         For a description of the Exhibits incorporated in this filing by reference, see Part IV, Item 14.