Form 10-Q
period 1999-03-31
PINNACLE WEST CAPITAL CORP
filed 1999-05-17
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended      March 31, 1999
                               ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to _____________

Commission file number    1-8962
                       ------------

                       PINNACLE WEST CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Arizona                                              86-0512431
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

400 E. Van Buren St., P.O. Box 52132, Phoenix, Arizona           85072-2132
------------------------------------------------------       -------------------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:            (602) 379-2500
                                                             -------------------

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

                 Number of shares of common stock, no par value,
                 outstanding as of May 13, 1999:  84,822,997

                                    Glossary

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

APS - Arizona Public Service Company

APS Energy Services - APS Energy Services Company, Inc.

Company - Pinnacle West Capital Corporation

DOE - United States Department of Energy

EITF - Emerging Issues Task Force

EITF 97-4 - Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity -- Issues Related to the Applications of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71"

EITF 98-10 - Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities"

El Dorado - El Dorado Investment Company

FERC - Federal Energy Regulatory Commission

ITC - Investment tax credit

MW - Megawatt, one million watts

1998 10-K - Pinnacle West Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1998

Palo Verde - Palo Verde Nuclear Generating Station

Pinnacle West - Pinnacle West Capital Corporation

Power Coordination Agreement - 1955 agreement between APS and Salt River Project that provides for certain electric system and power sales

SFAS No. 71 - Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"

SFAS No. 128 - Statement of Financial Accounting Standards No. 128, "Earnings Per Share"

SFAS No. 133 - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"

Salt River Project - Salt River Project Agricultural Improvement and Power District

SunCor - SunCor Development Company

Territorial Agreement - 1955 agreement between APS and Salt River Project that has provided exclusive retail service territories in Arizona for each party

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                        Three Months Ended
                                                            March 31,
                                                       1999            1998
                                                   ------------    ------------
Operating Revenues
   Electric                                        $    414,154    $    380,423
   Real estate                                           24,533          34,161
                                                   ------------    ------------
Total                                                   438,687         414,584
                                                   ------------    ------------
Operating Expenses
   Fuel and purchased power                              99,241          73,917
   Utility operations and maintenance                    99,084          96,416
   Real estate operations                                22,235          30,236
   Depreciation and amortization                         96,910          92,830
   Taxes other than income taxes                         29,447          30,348
                                                   ------------    ------------
Total                                                   346,917         323,747
                                                   ------------    ------------
Operating Income                                         91,770          90,837
                                                   ------------    ------------
Other Income (Expense)
   Preferred stock dividend requirements of APS          (1,016)         (2,878)
   Net other income and expense                          (2,508)          4,359
                                                   ------------    ------------
Total                                                    (3,524)          1,481
                                                   ------------    ------------
Income Before Interest and Income Taxes                  88,246          92,318
                                                   ------------    ------------
Interest Expense
   Interest charges                                      40,769          42,922
   Capitalized interest                                  (4,074)         (4,656)
                                                   ------------    ------------
Total                                                    36,695          38,266
                                                   ------------    ------------

Income Before Income Tax                                 51,551          54,052
Income Taxes                                             20,861          22,966
                                                   ------------    ------------
Net Income                                         $     30,690    $     31,086
                                                   ============    ============

Average Common Shares Outstanding - Basic            84,669,800      84,785,309

Average Common Shares Outstanding  - Diluted         85,176,298      85,332,159

Earnings Per Average Common Share Outstanding:
   Net income - basic                              $       0.36    $       0.37
   Net income - diluted                            $       0.36    $       0.36


Dividends Declared Per Share                       $      0.325    $      0.300
                                                   ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                        Twelve Months Ended
                                                             March 31,
                                                        1999            1998
                                                    -----------     -----------
Operating Revenues
  Electric                                          $ 2,040,129     $ 1,879,955
  Real estate                                           114,560         131,091
                                                    -----------     -----------
Total                                                 2,154,689       2,011,046
                                                    -----------     -----------
Operating Expenses
  Fuel and purchased power                              562,825         425,075
  Utility operations and maintenance                    416,709         407,834
  Real estate operations                                107,330         122,102
  Depreciation and amortization                         383,759         368,513
  Taxes other than income taxes                         116,005         121,650
                                                    -----------     -----------
Total                                                 1,586,628       1,445,174
                                                    -----------     -----------
Operating Income                                        568,061         565,872
                                                    -----------     -----------
Other Income (Expense)
  Preferred stock dividend requirements of APS           (7,841)        (12,055)
  Net other income and expense                           (6,258)          4,705
                                                    -----------     -----------
Total                                                   (14,099)         (7,350)
                                                    -----------     -----------
Income Before Interest and Income Taxes                 553,962         558,522
                                                    -----------     -----------
Interest Expense
 Interest charges                                       166,992         180,971
 Capitalized interest                                   (18,014)        (19,688)
                                                    -----------     -----------
Total                                                   148,978         161,283
                                                    -----------     -----------
Income Before Income Taxes                              404,984         397,239

Income Taxes                                            162,488         155,679
                                                    -----------     -----------

Net Income                                          $   242,496     $   241,560
                                                    ===========     ===========

Average Common Shares Outstanding - Basic            84,745,736      84,853,589

Average Common Shares Outstanding - Diluted          85,351,957      85,383,767

Earnings Per Average Common Share Outstanding:
 Net income - basic                                 $      2.86     $      2.85
 Net income - diluted                               $      2.84     $      2.83

Dividends Declared Per Share                        $     1.250     $     1.150
                                                    ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                             (Thousands of Dollars)

                                                      March 31,     December 31,
                                                        1999           1998
                                                     ----------    ------------
Current Assets
   Cash and cash equivalents                         $   25,709     $   20,538
   Customer and other receivables--net                  198,608        233,876
   Accrued utility revenues                              58,936         67,740
   Materials and supplies                                71,232         69,074
   Fossil fuel                                           13,009         13,978
   Deferred income taxes                                  4,052          3,999
   Other current assets                                  54,601         47,594
                                                     ----------     ----------
      Total current assets                              426,147        456,799
                                                     ----------     ----------
Investments and Other Assets
   Real estate investments--net                         332,454        331,021
   Other assets                                         255,285        236,562
                                                     ----------     ----------
      Total investments and other assets                587,739        567,583
                                                     ----------     ----------
Utility Plant
   Electric plant in service and held for future use  7,299,849      7,265,604
   Less accumulated depreciation and
     amortization                                     2,886,117      2,814,762
                                                     ----------     ----------
      Total                                           4,413,732      4,450,842
   Construction work in progress                        242,084        228,643
   Nuclear fuel, net of amortization                     57,386         51,078
                                                     ----------     ----------
      Net utility plant                               4,713,202      4,730,563
                                                     ----------     ----------
Deferred Debits
   Regulatory asset for income taxes                    387,616        400,795
   Rate synchronization cost deferral                   289,857        303,660
   Other deferred debits                                367,397        365,146
                                                     ----------     ----------
      Total deferred debits                           1,044,870      1,069,601
                                                     ----------     ----------

Total Assets                                         $6,771,958     $6,824,546
                                                     ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                             LIABILITIES AND EQUITY
                             (Thousands of Dollars)

                                                       March 31,    December 31,
                                                         1999          1998
                                                      ----------    ------------
Current Liabilities
   Accounts payable                                   $  104,628    $  155,800
   Accrued taxes                                         117,235        62,520
   Accrued interest                                       27,957        31,866
   Short-term borrowings                                 112,725       178,830
   Current maturities of long-term debt                  157,646       168,045
   Customer deposits                                      28,348        28,510
   Other current liabilities                              23,013        14,632
                                                      ----------    ----------
      Total current liabilities                          571,552       640,203
                                                      ----------    ----------

Long-Term Debt Less Current Maturities                 2,170,640     2,048,961
                                                      ----------    ----------

Deferred Credits and Other
   Deferred income taxes                               1,334,840     1,343,536
   Deferred investment tax credit                         25,293        27,345
   Unamortized gain - sale of utility plant               76,643        77,787
   Other                                                 431,076       428,122
                                                      ----------    ----------
      Total deferred credits and other                 1,867,852     1,876,790
                                                      ----------    ----------

Commitments and contingencies (Notes 5, 8, 9, and 11)

Minority Interests
   Non-redeemable preferred stock of APS                      --        85,840
                                                      ----------    ----------
   Redeemable preferred stock of APS                          --         9,401
                                                      ----------    ----------

Common Stock Equity
   Common stock, no par value                          1,546,055     1,550,643
   Retained earnings                                     615,859       612,708
                                                      ----------    ----------
      Total common stock equity                        2,161,914     2,163,351
                                                      ----------    ----------

Total Liabilities and Equity                          $6,771,958    $6,824,546
                                                      ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (THOUSANDS OF DOLLARS)

                                                          Three Months Ended
                                                               March 31,
                                                           1999          1998
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                             $  30,690     $  31,086

   Items not requiring cash
      Depreciation and amortization                        96,910        92,830
      Nuclear fuel amortization                             8,269         8,417
      Deferred income taxes--net                           (7,870)      (11,419)
      Deferred investment tax credit                       (2,052)       (2,426)
      Other--net                                              926         1,521
   Changes in current assets and liabilities
      Customer and other receivables--net                  35,268        44,468
      Accrued utility revenues                              8,804         9,028
      Materials, supplies and fossil fuel                  (1,189)       (3,501)
      Other current assets                                 (7,007)       (2,585)
      Accounts payable                                    (52,168)      (37,749)
      Accrued taxes                                        54,715        53,384
      Accrued interest                                     (3,909)       (4,509)
      Other current liabilities                             8,969        10,679
   Decrease (increase) in land held                        (1,256)       11,556
   Other--net                                                (191)        6,113
                                                        ---------     ---------
Net Cash Flow Provided By Operating Activities            168,909       206,893
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                   (67,467)      (60,848)
   Capitalized interest                                    (4,074)       (4,656)
   Other--net                                              (9,082)        2,325
                                                        ---------     ---------
Net Cash Flow Used For Investing Activities               (80,623)      (63,179)
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                             127,928        99,375
   Short-term borrowings--net                             (66,105)      (49,750)
   Dividends paid on common stock                         (27,534)      (25,436)
   Repayment of long-term debt                            (17,575)     (162,216)
   Redemption of preferred stock                          (96,499)      (10,599)
   Other--net                                              (3,330)         (453)
                                                        ---------     ---------
Net Cash Flow Used For Financing Activities               (83,115)     (149,079)
                                                        ---------     ---------
Net Cash Flow                                               5,171        (5,365)
Cash and Cash Equivalents at Beginning of Period           20,538        27,484
                                                        ---------     ---------
Cash and Cash Equivalents at End of Period              $  25,709     $  22,119
                                                        =========     =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized              $  37,434     $  40,942
      Income taxes                                      $      --     $   4,600


 See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements include the accounts of Pinnacle West and its subsidiaries: APS, SunCor, El Dorado and APS Energy Services. All significant intercompany balances have been eliminated. We have reclassified certain prior year amounts to conform to the current year presentation.

2. Our unaudited condensed consolidated financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature. We suggest that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read along with the consolidated financial statements and notes to consolidated financial statements included in our 1998 10-K.

3. Weather conditions can have a significant impact on APS' results for interim periods. For this and other reasons, results for interim periods do not necessarily represent results to be expected for the year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the three months ended March 31, 1999.

5. Regulatory Matters -- Electric Industry Restructuring

STATE

     PROPOSED RETAIL ELECTRIC COMPETITION RULES In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition in Arizona. The rules, as amended, became effective on August 10, 1998, and on December 10, 1998, the ACC adopted the amended rules without any modifications that would have a significant impact on APS. We believe that certain provisions of the 1996 ACC rules and the amended rules are deficient and APS has filed lawsuits to protect its legal rights regarding the 1996 rules and the amended rules. These lawsuits are pending but two related cases filed by other utilities have been partially decided in a manner adverse to those utilities' positions.

On January 11, 1999, the ACC issued an order which stayed the amended rules, granted reconsideration of the decision to make the rules permanent, and directed the hearing division of the ACC to establish a procedural order for further action on these rules. The order also granted waivers from compliance with the rules for APS, and all affected utilities.

On February 5, 1999, the ACC Hearing Division issued recommendations for changes to the amended rules. The recommended changes to the amended rules were further modified by a Procedural Order of the ACC Hearing Division dated March 12, 1999. On April 14, 1999, the ACC voted to notice, for further rulemaking, the Hearing Division's recommended changes, with certain exceptions. The proposed rules approved by the ACC for further rulemaking consideration include the following major provisions:

* They would apply to virtually all Arizona electric utilities regulated by the ACC, including APS.

* The rules require each affected utility, including APS, to make available at least 20% of its 1995 system retail peak demand for competitive generation supply beginning when the ACC makes a final decision on each utility's stranded costs and unbundled rates (Final Decision Date) or January 1, 2001, whichever is earlier, and 100% beginning January 1, 2001.

* Subject to the 20% requirement, all utility customers with single premise loads of one megawatt or greater will be eligible for competitive electric services on the Final Decision Date. Customers with single premise loads of 40 kilowatts or greater may aggregate loads to meet this one megawatt requirement.

* When effective, residential customers will be phased in at 1 1/4% per quarter calculated beginning on January 1, 1999, subject to the 20% requirement above.

* Electric service providers that get Certificates of Convenience and Necessity (CC&Ns) from the ACC can supply only competitive services, including electric generation, but not electric transmission and distribution.

* Affected utilities must file ACC tariffs with separate pricing for electric services provided for noncompetitive services.

* ACC shall allow a reasonable opportunity for recovery of unmitigated stranded costs (see "Stranded Costs" below).

* Absent an ACC waiver, prior to January 1, 2001, each affected utility must transfer all competitive generation assets and services either to an unaffiliated party or to a separate corporate affiliate.

The proposed rules approved on April 14, 1999 will not become final and effective until approved by the ACC following formal rulemaking proceedings under Arizona law. In compliance with statutory procedural requirements, ACC oral proceedings on the matter are scheduled for June 14 and June 17, 1999.

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

On February 5, 1999, the ACC Hearing Division issued recommended changes to the June 1998 stranded cost order. These recommended changes were further amended by an ACC Procedural Order dated March 12, 1999. On April 14, 1999, the ACC voted to adopt the Hearing Division's changes to the June 1998 stranded cost order. The amended stranded cost order became effective on April 27, 1999, and allows each affected utility to choose from any one of five options for the recovery of stranded costs:

* Net Revenues Lost Methodology is the difference between generation revenues under traditional regulation and generation revenues under competition. This option provides for declining recovery percentages for stranded costs over a five-year recovery period. Regulatory assets are to be fully recovered under their presently authorized amortization schedule. In accordance with a 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period that ends June 30, 2004.

* Divestiture/Auction Methodology allows a utility to divest all or substantially all of its generating assets, including regulatory assets associated with generation, in order to collect 100 percent of the difference between net sales price and book value of generating assets divested over a ten-year period, with no return on the unamortized balance.

* Financial Integrity Methodology allows a utility "sufficient revenues to meet minimum financial ratios" for a period of ten years.

* Settlement Methodology allows a settlement to be agreed upon by the ACC and a utility.

* Any combination of the above if shown to be in the best interests of all affected parties.

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

In May 1998, a law was enacted to facilitate implementation of retail electric competition in Arizona. The law includes the following major provisions:

* Arizona's largest government-operated electric utility (Salt River Project) and, at their option, smaller municipal electric systems must (i) make at least 20% of their 1995 retail peak demand available to electric service providers by December 31, 1998 and for all retail customers by December 31, 2000; (ii) decrease rates by at least 10% over a ten-year period beginning as early as January 1, 1991; (iii) implement procedures and public
     processes   comparable  to
     those already applicable to public service corporations for establishing the terms, conditions, and pricing of electric services as well as certain other decisions affecting retail electric competition;

* describes the factors which form the basis of consideration by Salt River Project in determining stranded costs; and

* metering and meter reading services must be provided on a competitive basis during the first two years of competition only for customers having demands in excess of one megawatt (and that are eligible for competitive generation services), and thereafter for all customers receiving competitive electric generation.

In addition, the Arizona legislature will review and make recommendations for the 1999 legislative session on certain competitive issues.

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

REGULATORY ACCOUNTING

APS prepares its financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. APS' existing regulatory orders and the current regulatory environment support its accounting practices related to regulatory assets, which amounted to about $900 million at March 31, 1999. Under the 1996 regulatory agreement (see Note 6), the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period that will end June 30, 2004.

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

6. 1996 Regulatory Agreement

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

*    A  formula  for  sharing   future  cost  savings   between   customers  and
     shareholders (price reduction formula), referencing a return on equity (as defined) of 11.25%.

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

7. Agreement with Salt River Project

     On April 25, 1998, APS entered into a Memorandum of Agreement with Salt River Project in anticipation of, and to facilitate, the opening of the Arizona electric industry. The Agreement contains the following major components:

* Both parties would amend the Territorial Agreement to remove any barriers to the provision of competitive electricity supply and non-distribution services.

* Both parties would amend the Power Coordination Agreement to lower the price that APS will pay Salt River Project for purchased power by approximately $17 million (pretax) during the first full year that the Agreement is effective and by lesser annual amounts during the next seven years.

* Both parties agreed on certain legislative positions regarding electric utility restructuring at the state and federal level.

Certain provisions of the Agreement (including those relating to the amendments of the Territorial Agreement and the Power Coordination Agreement) are affected by the timing of the introduction of competition. See Note 5. On February 18, 1999, the ACC approved the Agreement.

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

9. In the first quarter of 1999 we adopted EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 98-10 requires energy trading contracts to be measured at fair value as of the balance sheet date with the gains and losses included in earnings and separately disclosed in the financial statements or footnotes. The effects of adopting EITF 98-10 were not material to our financial statements.

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for us in 2000. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. We are currently evaluating what impact this standard will have on our financial statements.

10. SFAS No. 128, "Earnings Per Share" requires the presentation of both basic and diluted earnings per share on the consolidated financial statements.
Dilutive stock options increased average common shares outstanding by 506,498 and 546,850 for the three-month period ended March 31, 1999 and 1998, respectively; and 606,221 and 530,178 for the twelve-month period ended March 31, 1999 and 1998, respectively, but had no effect on net income. Total average common shares outstanding for the purposes of calculating diluted earnings per share were 85,176,298 and 85,332,159 for the three-month period ended March 31, 1999 and 1998, respectively; and 85,351,957 and 85,383,767 for the twelve-month period ended March 31, 1999 and 1998, respectively.

11. On April 23, 1999, we entered into a memorandum of understanding with Calpine Corporation, an independent power producer located in San Jose, California, for a potential $220 million, 500 MW expansion at the site of APS' West Phoenix Power Plant. The joint project is the second phase of a potential 750 MW expansion at West Phoenix. The first phase includes a $60 million repowering of an existing unit to create a 130 MW combined cycle unit. The remainder of the expansion involves repowering other existing units at the West Phoenix site. Assuming approvals are granted, construction is scheduled to begin in mid-2000, with commercial operation of the first phase in mid-2001 and of the second phase in late 2001.

                        PINNACLE WEST CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we explain our results of operations, general financial condition, and outlook for Pinnacle West and our subsidiaries: APS, SunCor, El Dorado, and APS Energy Services, including:

*    the changes in our earnings for the periods presented
* the factors impacting our business, including competition and electric industry restructuring
*    the effects of regulatory agreements on our results
*    our capital needs and resources and
*    Year 2000 technology issues.

We suggest this section be read along with the 1998 10-K. Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we refer to specific "Notes" in the Notes to Condensed Consolidated Financial Statements. These Notes add further details to the discussion.

OPERATING RESULTS

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED MARCH 31, 1999 COMPARED WITH THREE-MONTH PERIOD ENDED MARCH 31, 1998

Consolidated net income for the three months ended March 31, 1999 was $30.7 million compared with $31.1 million for the same period in the prior year. Net income decreased slightly in the three-month comparison because higher earnings at APS and lower financing costs at the parent company were more than offset by lower earnings at the other subsidiaries.

APS earnings for the first quarter of 1999 were $32.8 million compared with $29.1 million for the same period in the prior year. APS earnings increased in the three-month comparison primarily because of an increase in customers and increased contributions from power marketing and trading activities, partially offset by milder weather, a retail price reduction, and higher depreciation and amortization expense. See Note 6 for information on the price reduction.

     Electric operating revenues increased $34 million because of:

*    increased power marketing and trading revenues ($34 million)
*    increases in the number of customers ($12 million) and
*    miscellaneous factors ($3 million).

As mentioned above, these positive factors were partially offset by the effects of milder weather ($11 million) and reductions in retail prices ($4 million).

Power marketing and trading activities are predominantly short-term opportunity wholesale sales. The increase in power marketing revenues resulted from increased activity in Western bulk power markets. The increase in power marketing and trading revenues was accompanied by related increases in purchased power expenses.

Depreciation and amortization expense increased $4 million because APS had more plant in service.

Parent company financing costs decreased $2 million because we paid down debt.

SunCor's earnings decreased $2 million in the three-month period primarily because of a decrease in net land sales.

El Dorado's earnings decreased $3 million because of investment sales in 1998.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED MARCH 31, 1999 COMPARED WITH TWELVE-MONTH PERIOD ENDED MARCH 31, 1998

Net income for the twelve months ended March 31, 1999 was $242.5 million compared with $241.6 million for the same period in the prior year. Net income increased slightly because of increased earnings at APS and lower financing costs at the parent company, partially offset by lower contributions from other subsidiaries.

APS earnings were $249.3 million for the twelve months ended March 31, 1999 compared with $242.7 million for the twelve months ended March 31, 1998. APS earnings increased primarily because of an increase in customers, increased contributions from power marketing and trading activities, and lower financing costs. In the comparison, these positive factors more than offset the effects of milder weather, two fuel-related settlements recorded in the third quarter of 1997, retail price reductions that became effective July 1, 1997 and 1998, and higher depreciation and amortization expense. See Note 6 for additional information about the price reductions.

Electric operating revenues increased $160 million primarily because of:

*    increased power marketing and trading revenues ($138 million)
* increases in the number of customers and the amount of electricity used by customers ($80 million) and
*    miscellaneous factors ($7 million).

As mentioned above, these positive factors were partially offset by the effects of milder weather ($47 million) and reductions in retail prices ($18 million).

Power marketing and trading activities are predominantly short-term opportunity wholesale sales. The increase in power marketing revenues resulted from increased activity in Western bulk power markets, higher prices, and increased sales to large customers in California. The increase in power marketing and trading revenues was accompanied by related increases in purchased power expenses.

The two fuel-related settlements increased pretax earnings in the twelve months ended March 31, 1998 by approximately $21 million. The income statement reflects these settlements as reductions in fuel expense and as other income.

Depreciation and amortization expense increased $15 million because APS had more plant in service.

APS decreased its financing costs by $9 million primarily because of lower amounts of outstanding debt and preferred stock and lower interest rates.

Parent company financing costs decreased $9 million as we paid down debt and took advantage of lower interest rates.

El Dorado's earnings decreased $7 million in the twelve-month period because of investment sales in 1998 and 1997.

     INVESTMENT TAX CREDIT AMORTIZATION

     As part of a 1994 rate settlement with the ACC, APS accelerated amortization of substantially all deferred ITCs over a five-year period that ends on December 31, 1999. The amortization of ITCs decreases annual consolidated income tax expense by approximately $24 million. Beginning in 2000, no further benefits will be reflected in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     PARENT COMPANY

     The parent company's cash requirements and its ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of the 1998 10-K.

     During the three-months ended March 31, 1999, the parent company redeemed approximately $7 million of its long-term debt with cash from operations and short-term borrowings.

     As a result of the 1996 regulatory agreement (see Note 6), the parent company has invested $50 million in APS in 1996, 1997, and 1998 and will invest a similar amount in 1999.

     On April 23, 1999, we entered into a memorandum of understanding with Calpine Corporation, an independent power producer located in San Jose, California, for a potential $220 million, 500 MW expansion at the site of APS' West Phoenix Power Plant. The joint project is the second phase of a potential 750 MW expansion at West Phoenix. The first phase includes a $60 million repowering of an existing unit to create a 130 MW combined cycle unit. The remainder of the expansion involves repowering other existing units at the West Phoenix site. Assuming approvals are granted, construction is scheduled to begin in mid-2000, with commercial operation of the first phase in mid-2001 and of the second phase in late 2001. We are also considering additional expansion over the next several years, which may result in additional expenditures. We currently believe that there will be additional opportunities to expand our investment in generating assets in the next five years. It is expected that these and other generating assets would be organized in a non-regulated subsidiary under the parent company.

     The Board declared a quarterly dividend of 32.5 cents per share of common stock, payable June 1, 1999 to shareholders of record on May 3, 1999, totaling approximately $27.6 million.

     APS

     For the three months ended March 31, 1999, APS incurred approximately $68 million in capital expenditures, which is approximately 21% of the most recently estimated 1999 capital expenditures. APS' projected capital expenditures for the next three years are: 1999, $328 million; 2000, $317 million; and 2001, $300 million. These amounts include about $30 - $35 million each year for nuclear fuel expenditures.

     APS' long-term debt and preferred stock redemption requirements and payment obligations on a capitalized lease for the next three years are: 1999, $285 million; 2000, $115 million; and 2001, $2 million. During the three months ended March 31, 1999, APS redeemed approximately $10 million of long-term debt and all $96 million (including premiums) of its preferred stock with cash from operations and long-term and short-term debt. In February 1999 APS issued $125 million of unsecured long-term debt. As a result of the 1996 regulatory agreement (see Note 6), Pinnacle West invested $50 million in APS in 1996, 1997 and 1998 and will invest a similar amount in 1999.

     Although provisions in APS' first mortgage bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

YEAR 2000 READINESS DISCLOSURE

     OVERVIEW As the year 2000 approaches, many companies face problems because many computer systems and equipment will not properly recognize calendar dates beginning with the year 2000. We are addressing the Year 2000 issue as described below. APS initiated a comprehensive company-wide Year 2000 program during 1997 to review and resolve all Year 2000 issues in mission critical systems (systems and equipment that are key to the power production and delivery function, health, and safety) in a timely manner to ensure the reliability of electric service to our customers. This included a company-wide awareness program of the Year 2000 issue. APS has an internal audit/quality review team that is periodically reviewing the individual Year 2000 projects and their Year 2000 readiness.

     The following chart shows Year 2000 readiness of our mission critical systems as of April 30, 1999:

                               Inventory     Assessment    Remediation & Testing
                               ---------     ----------    ---------------------
APS                              100%           100%               90%(1)
---                              ---            ---               ---
Pinnacle West and
  other subsidiaries
  (excluding APS)                100%           100%               85%(2)

(1)  Estimated to be at 100% by June 30, 1999, except as discussed below.
(2)  Estimated to be at 100% by September 30, 1999.

     DISCUSSION APS has been actively implementing and replacing systems and technology since 1995 for general business reasons unrelated to the Year 2000, and these actions have resulted in substantially all of its major information technology (IT) systems becoming Year 2000 ready. The major IT systems that were, and are being, implemented and replaced include the following:

*    Work Management

*    Materials Management

*    Energy Management System

*    Payroll

*    Financial

*    Human Resources

*    Trouble Call Management System

*    Computer and Communications Network Upgrades

*    Geographic Information System

*    Customer Information System and

*    Palo Verde Site Work Management System.

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

     Pinnacle West and its subsidiaries have inventoried and assessed essentially all mission critical IT and non-IT systems and equipment. APS is 90% complete and Pinnacle West and its other subsidiaries are 85% complete with the remediation and testing of these systems. Remediation and testing is expected to be completed by June 30, 1999 for all mission critical systems, except for (i) those items that can only be completed during maintenance outages at Palo Verde, which will be completed for the last unit, which is substantially identical to the other two units, during the last half of 1999, and (ii) the continuous emissions monitoring systems for APS' five fossil plants, which will also be completed during the last half of 1999.

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

     APS is also working with the North American  Electric  Reliability  Council
(NERC) through the Western Systems Coordinating Council (WSCC) to develop operational plans for stable grid operation that will be utilized by APS and other utilities in the western United States. APS' operational plans are complete. However, APS cannot currently predict the effect on APS if the systems of these other companies are not Year 2000 ready.

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

COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

     See Note 5 for discussions of competitive developments and regulatory accounting. See Note 7 for a discussion of a proposed amendment to a Power Coordination Agreement with Salt River Project that APS estimates would reduce its pretax costs for purchased power by approximately $17 million during the first full year that the amendment is effective and by lesser annual amounts during the next seven years.

RATE MATTERS

     See Note 6 for a discussion of a proposed price reduction that would be effective July 1, 1999.

FORWARD-LOOKING STATEMENTS

     The above discussion contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax, and environmental legislation; the ability of APS to successfully compete outside its traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; technological developments in the electric industry; Year 2000 issues; the successful completion of a large-scale construction project; and the strength of the real estate market.

     These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

ITEM 3. MARKET RISKS

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

APS is exposed to credit losses in the event of non-performance or non-payment by counterparties. APS uses a credit management process to assess and monitor the financial viability of counterparties.

Our exposure to market risks, including those of APS, has not changed materially from December 31, 1998 to March 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

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

     SPENT NUCLEAR FUEL AND WASTE DISPOSAL

     As previously reported, on July 24, 1998, APS filed a Petition for Review regarding DOE's obligation to begin accepting spent nuclear fuel. See "Generating Fuel and Purchased Power - Nuclear Fuel Supply - Spent Nuclear Fuel and Waste Disposal" in Part I, Item 1 of the 1998 10-K. On April 16, 1999, the court dismissed APS' petition, holding that APS is bound by the court's previous ruling in another case. That court held that DOE has an obligation to accept spent nuclear fuel as of January 31, 1998, but did not order DOE to do so. Instead, the court held that APS must follow the provisions of its standard contract for relief.

     ENVIRONMENTAL MATTERS

     PURPORTED NAVAJO ENVIRONMENTAL REGULATION As previously reported, on February 19, 1999, the EPA promulgated regulations setting forth the EPA's approach to issuing Federal permits to covered stationary sources on Indian reservations, pursuant to the Clean Air Act Amendments of 1990. See "Environmental Matters - Purported Navajo Environmental Regulation" in Part I,
Item 1 of our 1998 10-K. On April 15, 1999, APS filed a Petition for Review in the United States Court of Appeals for the District of Columbia. ARIZONA PUBLIC SERVICE COMPANY V. UNITED STATES ENVIRONMENTAL PROTECTION AGENCY, No. 99-1146.

     EPA ENVIRONMENTAL REGULATION On April 22, 1999, the EPA announced final regional haze rules. See "Environmental Matters - EPA Environmental Regulation - Clean Air Act" in our 1998 10-K. These new regulations require states to submit, by 2008, implementation plans containing requirements to eliminate all man-made emissions causing visibility impairment in certain specified areas, including the Golden Circle of National Parks in the Colorado Plateau. The 2008 implementation plans must also include consideration and potential application of best available retrofit technology ("BART") for major stationary sources which came into operation between August 1962 and August 1977, such as the Navajo Generating Station, Cholla Power Plant and Four Corners Power Plant.

     The nine western states and tribes that participated in the Grand Canyon Visibility Transport Commission process will have the option to follow an alternate implementation plan and schedule for areas considered by the
Commission. Under this option, those states and tribes would submit implementation plans by 2003, which would incorporate the emission reduction scheme adopted in the Commission's recommendations. Any states and tribes that implement this option will also have to submit revised implementation plans in 2008 to address visibility in certain specified areas that were not considered by the Commission.

     Because Arizona has the discretion to choose between the national or Commission options and a variety of pollution controls to meet the requirements of the regional haze rules, the actual impact on APS cannot be determined at this time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.          Description
         -----------          -----------

           27.1          Financial Data Schedule

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:


EXHIBIT NO.   DESCRIPTION                    ORIGINALLY FILED AS EXHIBIT:   FILE NO.(a)  DATE EFFECTIVE
-----------   -----------                    ----------------------------   ----------   --------------
 10.1         Articles of Incorporation      19.1 to the Company's          1-8962          11-14-88
              restated as of July 29, 1988   September 30, 1988
                                             Form 10-Q Report

 10.2         Bylaws, amended as of          3.1 to the Company's 1995      1-8962          4-1-96
              February 21, 1996              Form 10-K Report

--------
(a) Reports filed under File No. 1-4473 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

     (b) Reports on Form 8-K

     During the quarter ended March 31, 1999, and the period from April 1 through May 17, 1999, we filed the following reports on Form 8-K:

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


                                               PINNACLE WEST CAPITAL CORPORATION
                                                          (Registrant)



Dated:  May 17, 1999                           By: George A. Schreiber, Jr.
                                                   -----------------------------
                                                   George A. Schreiber, Jr.
                                                   President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer
                                                   and Officer Duly Authorized
                                                   to sign this Report)