Form 10-Q
period 1999-06-30
PINNACLE WEST CAPITAL CORP
filed 1999-08-16
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                          Commission file number 1-8962

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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                 Number of shares of common stock, no par value, outstanding as of August 12, 1999: 84,764,309

                                    Glossary

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

APS - Arizona Public Service Company

APS Energy Services - APS Energy Services Company, Inc., a direct access electricity provider

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

EPA - Environmental Protection Agency

FASB - Financial Accounting Standards Board

FERC - Federal Energy Regulatory Commission

ITC - Investment tax credit

March 10-Q - Pinnacle West Capital Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999

1998 10-K - Pinnacle West Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1998

MW - Megawatt, one million watts

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

ITEM 1. FINANCIAL STATEMENTS.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
Operating Revenues
  Electric                                         $    511,434    $    441,715
  Real estate                                            32,697          28,916
                                                   ------------    ------------
Total                                                   544,131         470,631
                                                   ------------    ------------
Operating Expenses
  Fuel and purchased power                              132,543          95,585
  Utility operations and maintenance                    106,234         102,713
  Real estate operations                                 29,401          26,213
  Depreciation and amortization                          97,383          93,585
  Taxes other than income taxes                          29,602          29,930
                                                   ------------    ------------
Total                                                   395,163         348,026
                                                   ------------    ------------
Operating Income                                        148,968         122,605
                                                   ------------    ------------
Other Income (Expense)
  Preferred stock dividend requirements of APS               --          (2,435)
  Net other income and expense                              399             192
                                                   ------------    ------------
Total                                                       399          (2,243)
                                                   ------------    ------------
Income Before Interest and Income Taxes                 149,367         120,362
                                                   ------------    ------------
Interest Expense
  Interest charges                                       41,105          42,441
  Capitalized interest                                   (4,189)         (4,874)
                                                   ------------    ------------
Total                                                    36,916          37,567
                                                   ------------    ------------
Income Before Income Taxes                              112,451          82,795
Income Taxes                                             43,749          33,798
                                                   ------------    ------------
Net Income                                         $     68,702    $     48,997
                                                   ============    ============
Average Common Shares Outstanding - Basic            84,716,175      84,810,790

Average Common Shares Outstanding  - Diluted         85,093,421      85,416,069

Earnings Per Average Common Share Outstanding
  Net income - basic                               $       0.81    $       0.58
  Net income - diluted                             $       0.81    $       0.57

Dividends Declared Per Share                       $       0.65    $       0.60
                                                   ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                         Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
Operating Revenues
  Electric                                         $    925,417    $    822,138
  Real estate                                            57,230          63,077
                                                   ------------    ------------
Total                                                   982,647         885,215
                                                   ------------    ------------
Operating Expenses
  Fuel and purchased power                              231,784         169,502
  Utility operations and maintenance                    205,318         199,129
  Real estate operations                                 51,636          56,449
  Depreciation and amortization                         194,293         186,415
  Taxes other than income taxes                          59,049          60,278
                                                   ------------    ------------
Total                                                   742,080         671,773
                                                   ------------    ------------
Operating Income                                        240,567         213,442
                                                   ------------    ------------
Other Income (Expense)
  Preferred stock dividend requirements of APS           (1,016)         (5,313)
  Net other income and expense                           (1,938)          4,551
                                                   ------------    ------------
Total                                                    (2,954)           (762)
                                                   ------------    ------------
Income Before Interest and Income Taxes                 237,613         212,680
                                                   ------------    ------------
Interest Expense
  Interest charges                                       81,874          85,363
  Capitalized interest                                   (8,263)         (9,530)
                                                   ------------    ------------
Total                                                    73,611          75,833
                                                   ------------    ------------
Income Before Income Taxes                              164,002         136,847
Income Taxes                                             64,610          56,764
                                                   ------------    ------------
Net Income                                         $     99,392    $     80,083
                                                   ============    ============
Average Common Shares Outstanding - Basic            84,693,115      84,798,120

Average Common Shares Outstanding - Diluted          85,135,423      85,375,609

Earnings Per Average Common Share Outstanding
  Net income - basic                               $       1.17    $       0.94
  Net income - diluted                             $       1.17    $       0.94

Dividends Declared Per Share                       $      0.975    $       0.90
                                                   ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                       Twelve Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
Operating Revenues
  Electric                                         $  2,109,677    $  1,862,919
  Real estate                                           118,341         129,841
                                                   ------------    ------------
Total                                                 2,228,018       1,992,760
                                                   ------------    ------------
Operating Expenses
  Fuel and purchased power                              599,783         421,350
  Utility operations and maintenance                    420,230         421,385
  Real estate operations                                110,518         120,014
  Depreciation and amortization                         387,557         370,289
  Taxes other than income taxes                         115,677         121,269
                                                   ------------    ------------
Total                                                 1,633,765       1,454,307
                                                   ------------    ------------
Operating Income                                        594,253         538,453
                                                   ------------    ------------
Other Income (Expense)
  Preferred stock dividend requirements of APS           (5,406)        (11,295)
  Net other income and expense                           (5,880)             74
                                                   ------------    ------------
Total                                                   (11,286)        (11,221)
                                                   ------------    ------------
Income Before Interest and Income Taxes                 582,967         527,232
                                                   ------------    ------------
Interest Expense
  Interest charges                                      165,656         176,207
  Capitalized interest                                  (17,329)        (19,223)
                                                   ------------    ------------
Total                                                   148,327         156,984
                                                   ------------    ------------
Income Before Income Taxes                              434,640         370,248
Income Taxes                                            172,439         146,873
                                                   ------------    ------------
Net Income                                         $    262,201    $    223,375
                                                   ============    ============
Average Common Shares Outstanding - Basic            84,722,147      84,767,601

Average Common Shares Outstanding - Diluted         85,232,428      85,298,571

Earnings Per Average Common Share Outstanding
  Net income - basic                               $       3.09    $       2.64
  Net income - diluted                             $       3.08    $       2.62

Dividends Declared Per Share                       $       1.30    $       1.20
                                                   ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Thousands of Dollars)

                                                         June 30,   December 31,
                                                           1999        1998
                                                        (Unaudited)
                                                        ----------   ----------
Current Assets
  Cash and cash equivalents                             $   32,511   $   20,538
  Customer and other receivables--net                      185,701      233,876
  Accrued utility revenues                                  98,046       67,740
  Materials and supplies                                    70,919       69,074
  Fossil fuel                                               17,786       13,978
  Deferred income taxes                                      4,058        3,999
  Other current assets                                      55,923       47,594
                                                        ----------   ----------
    Total current assets                                   464,944      456,799
                                                        ----------   ----------
Investments and Other Assets
  Real estate investments--net                             335,977      331,021
  Other assets                                             262,586      236,562
                                                        ----------   ----------
    Total investments and other assets                     598,563      567,583
                                                        ----------   ----------
Utility Plant
  Electric plant in service and held for future use      7,370,852    7,265,604
  Less accumulated depreciation and amortization         2,941,878    2,814,762
                                                        ----------   ----------
    Total                                                4,428,974    4,450,842
  Construction work in progress                            247,910      228,643
  Nuclear fuel, net of amortization                         50,446       51,078
                                                        ----------   ----------
    Net utility plant                                    4,727,330    4,730,563
                                                        ----------   ----------
Deferred Debits
  Regulatory asset for income taxes                        373,417      400,795
  Rate synchronization cost deferral                       276,055      303,660
  Other deferred debits                                    363,912      365,146
                                                        ----------   ----------
    Total deferred debits                                1,013,384    1,069,601
                                                        ----------   ----------
Total Assets                                            $6,804,221   $6,824,546
                                                        ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             LIABILITIES AND EQUITY
                             (Thousands of Dollars)

                                                        June 30,    December 31,
                                                          1999          1998
                                                       (Unaudited)
                                                       ----------    ----------
Current Liabilities
  Accounts payable                                     $  127,791    $  155,800
  Accrued taxes                                           158,195        62,520
  Accrued interest                                         32,972        31,866
  Dividends payable                                        27,552            --
  Short-term borrowings                                   223,950       178,830
  Current maturities of long-term debt                     17,810       168,045
  Customer deposits                                        25,943        28,510
  Other current liabilities                                 5,806        14,632
                                                       ----------    ----------
    Total current liabilities                             620,019       640,203
                                                       ----------    ----------
Long-Term Debt Less Current Maturities                  2,164,459     2,048,961
                                                       ----------    ----------
Deferred Credits and Other
  Deferred income taxes                                 1,319,340     1,343,536
  Deferred investment tax credit                           19,672        27,345
  Unamortized gain - sale of utility plant                 75,499        77,787
  Other                                                   435,351       428,122
                                                       ----------    ----------
    Total deferred credits and other                    1,849,862     1,876,790
                                                       ----------    ----------
Commitments and contingencies (Notes 5, 6, 9 and 10)

Minority Interests
  Non-redeemable preferred stock of APS                        --        85,840
                                                       ----------    ----------
  Redeemable preferred stock of APS                            --         9,401
                                                       ----------    ----------
Common Stock Equity
  Common stock, no par value                            1,540,437     1,550,643
  Retained earnings                                       629,444       612,708
                                                       ----------    ----------
    Total common stock equity                           2,169,881     2,163,351
                                                       ----------    ----------
Total Liabilities and Equity                           $6,804,221    $6,824,546
                                                       ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (THOUSANDS OF DOLLARS)

                                                           Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                               $  99,392    $  80,083
  Items not requiring cash
    Depreciation and amortization                          194,293      186,415
    Nuclear fuel amortization                               15,673       16,580
    Deferred income taxes--net                             (21,477)       5,645
    Deferred investment tax credit                          (7,673)      (7,895)
    Other--net                                               1,096          782
  Changes in current assets and liabilities
    Customer and other receivables--net                     48,175       12,544
    Accrued utility revenues                               (30,306)      (8,363)
    Materials, supplies and fossil fuel                     (5,653)      (8,912)
    Other current assets                                    (8,329)      (5,314)
    Accounts payable                                       (25,465)     (12,438)
    Accrued taxes                                           95,675       (8,081)
    Accrued interest                                         1,106         (349)
    Other current liabilities                               (5,307)       5,339
  Decrease (increase) in land held                          (4,642)      15,084
  Other--net                                               (16,382)      (7,364)
                                                         ---------    ---------
Net Cash Flow Provided By Operating Activities             330,176      263,756
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                    (153,730)    (144,580)
  Capitalized interest                                      (8,263)      (9,530)
  Other--net                                                 1,282       15,485
                                                         ---------    ---------
Net Cash Flow Used For Investing Activities               (160,711)    (138,625)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                               193,691       99,375
  Short-term borrowings--net                                45,120       82,735
  Dividends paid on common stock                           (55,101)     (50,878)
  Repayment of long-term debt                             (235,755)    (220,782)
  Redemption of preferred stock                            (96,499)     (31,209)
  Other--net                                                (8,948)        (215)
                                                         ---------    ---------
Net Cash Flow Used For Financing Activities               (157,492)    (120,974)
                                                         ---------    ---------
Net Cash Flow                                               11,973        4,157
Cash and Cash Equivalents at Beginning of Period            20,538       27,484
                                                         =========    =========
Cash and Cash Equivalents at End of Period               $  32,511    $  31,641
                                                         =========    =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest, net of amounts capitalized                 $  68,341    $  72,863
    Income taxes                                         $     940    $  64,820

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements include the accounts of Pinnacle West and its subsidiaries: APS, Suncor, El Dorado, and APS Energy Services. All significant intercompany balances have been eliminated. We have reclassified certain prior year amounts to conform to the current year presentation.

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

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the six months ended June 30, 1999.

5. Regulatory Accounting

APS prepares its financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. APS' existing regulatory orders and the current regulatory environment support its accounting practices related to regulatory assets, which amounted to about $850 million at June 30, 1999. Under the 1996 regulatory agreement (see Note 7), the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period that will end June 30, 2004.

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

Although rules have been proposed for the transition of generation services to competition, there are many unresolved issues. APS continues to apply SFAS No. 71 to its generation operations. If rate recovery of regulatory assets is no longer probable, whether due to competition or regulatory action, APS would be required to write off the remaining balance as an extraordinary charge to expense. See Note 6 for a discussion of a proposed settlement agreement which, if approved, would result in the discontinuation of SFAS No. 71 for generation operations.

6. Regulatory Matters -- Electric Industry Restructuring

STATE

     PROPOSED  SETTLEMENT  AGREEMENT  As of May 14,  1999,  APS  entered  into a comprehensive Settlement Agreement with various other parties, including representatives of major consumer groups, related to the implementation of retail electric competition. Hearings before the ACC on the Settlement Agreement ended in July 1999, and a final ACC order, which is a condition to the agreement's effectiveness, has not yet been issued. By the terms of the Settlement Agreement, unless ACC approval has been obtained on or before August 1, 1999, each party has the right to unilaterally withdraw from the Settlement Agreement. To date, no party has elected to withdraw.

The following are the major provisions of the Settlement Agreement:

* APS will reduce rates for standard offer service for customers with loads less than 3 megawatts in a series of annual rate reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction includes the July 1, 1999 retail price decrease related to the 1996 regulatory agreement. See Note 7. For customers having loads 3 megawatts or greater, standard offer rates will be reduced in annual increments that total 5% through 2002.

* Unbundled rates being charged by APS for competitive direct access service (for example, distribution services) will become effective as of July 1, 1999, and will be subject to annual reductions, that vary by rate class, through 2003.

* There will be a moratorium on retail rate changes for standard offer and unbundled competitive direct access rates until July 1, 2004, except for the price reductions described above and certain other limited circumstances.

* APS will be permitted to defer for later recovery prudent and reasonable costs of complying with the ACC electric competition rules, system benefits costs in excess of the levels included in current rates, and costs associated with APS' "provider of last resort" and standard offer obligations for service after July 1, 2004. These costs are to be recovered through an adjustment clause or clauses commencing on July 1, 2004.

* APS' distribution system will be open for retail access upon approval of the Settlement Agreement. Customers will be eligible for retail access in accordance with the phase-in program expected to be ultimately adopted by the ACC under the electric competition rules when such rules become effective, with an additional 140 megawatts being made available to eligible non-residential customers. Unless subject to judicial or regulatory restraint, APS will open its distribution system to retail access for all customers on January 1, 2001.

* APS is currently recovering substantially all of its regulatory assets through July 1, 2004, pursuant to the 1996 regulatory agreement. See Note
     7. In addition, the Settlement Agreement states that APS has demonstrated that its allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value. APS will not be allowed to recover $183 million net present value of the above amounts. The Settlement Agreement provides that APS will have the opportunity to recover $350 million net present value through a competitive transition charge (CTC) that will remain in effect through December 31, 2004, at which time it will terminate. Any over/under-recovery will be credited/debited against the costs subject to recovery under the adjustment clause described above.

* APS will form a separate corporate affiliate or affiliates and transfer thereto its generating assets and competitive services by December 31, 2002.

* Upon final approval of the Settlement Agreement by the ACC in an order no longer subject to judicial review, APS will move to dismiss all of its litigation pending against the ACC as of the date of the Settlement Agreement.

Upon final ACC order, APS will discontinue the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," for its generation operations. This means that regulatory assets, unless reestablished as recoverable through ongoing regulated cash flows, are to be eliminated and the generation assets must be tested for impairment. The regulatory disallowance, which removes $234 million pre-tax ($183 million net present value) from ongoing regulatory cash flows, will be recorded as a net reduction of regulatory assets. This reduction will be reported as an extraordinary charge on the income statement. The regulatory assets to be recovered under this Settlement Agreement would be amortized as follows:

                                   (Millions)

                                                          1/1 - 6/30
  1999       2000        2001        2002        2003        2004        Total
--------   --------    --------    --------    --------    --------     --------
  $164       $158        $145        $115         $86         $18         $686

     PROPOSED RETAIL ELECTRIC COMPETITION RULES In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition in Arizona. The ACC adopted certain modifications to these rules on August 10, 1998, and on December 11, 1998, the ACC adopted the amended rules, without any modifications that would have a significant impact on APS, on a permanent basis. We believe that certain provisions of the 1996 ACC rules and the amended rules are deficient and APS has filed lawsuits to protect its legal rights regarding the 1996 rules and the amended rules. These lawsuits are pending but two related cases filed by other utilities have been partially decided in a manner adverse to those utilities' positions.

On January 11, 1999, the ACC issued an order which stayed the amended rules, granted reconsideration of the decision to make the rules permanent, and directed the hearing division of the ACC to establish a procedural order for further action on these rules. The order also granted waivers from compliance with the rules for APS, and all affected utilities.

On February 5, 1999, the ACC Hearing Division issued recommendations for changes to the amended rules. The recommended changes to the amended rules were further modified by a Procedural Order of the ACC Hearing Division dated March 12, 1999. On April 14, 1999, the ACC voted to notice, for further rulemaking, the Hearing Division's recommended changes, with certain exceptions (the "Proposed Rules"). The Proposed Rules approved by the ACC for further rulemaking include the following major provisions:

* They would apply to virtually all Arizona electric utilities regulated by the ACC, including APS.

* The Proposed Rules require each affected utility, including APS, to make available at least 20% of its 1995 system retail peak demand for competitive generation supply beginning when the ACC makes a final decision on each utility's stranded costs and unbundled rates (Final Decision Date) or January 1, 2001, whichever is earlier, and 100% beginning January 1, 2001.

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

* The ACC shall allow a reasonable opportunity for recovery of unmitigated stranded costs (see "Stranded Costs" below).

* Absent an ACC waiver, prior to January 1, 2001, each affected utility must transfer all competitive generation assets and services either to an unaffiliated party or to a separate corporate affiliate.

The Proposed Rules will not become final and effective until approved by the ACC following formal rulemaking proceedings under Arizona law. In compliance with statutory procedural requirements, ACC oral proceedings on the matter were held in June 1999, and a final order has not yet been issued.

We cannot currently predict when or if the Proposed Rules will become effective, when or if the stay of the amended rules will be lifted, or when retail electric competition will be introduced in Arizona. See "Proposed Settlement Agreement" above for discussion of APS' proposals regarding the introduction of retail electric competition in Arizona.

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

* Any combination of the above, if shown to be in the best interests of all affected parties.

See "Proposed Settlement Agreement" above, for a discussion of the methodology APS proposed.

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

     GENERAL Until the manner of implementation of competition, including addressing stranded costs, is determined, we cannot accurately predict the impact of full retail competition on our financial position, cash flows, or results of operation. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete in the new regulatory environment. See "Proposed Settlement Agreement" above.

FEDERAL The Energy Policy Act of 1992 and recent rulemakings by FERC have promoted increased competition in the wholesale electric power markets. APS does not expect these rules to have a material impact on its financial statements.

Several electric utility industry restructuring bills have been introduced during the 106th Congress. Several of these bills are written to allow consumers to choose their electricity suppliers beginning in 2000 and beyond. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any substantial restructuring of the electric utility industry can occur.

7. 1996 Regulatory Agreement

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

Based on the price reduction formula, the ACC approved retail price decreases of approximately $17.6 million ($10.5 million after income taxes), or 1.2%, effective July 1, 1997, and approximately $17 million ($10 million after income taxes), or 1.1%, effective July 1, 1998. In May 1999, APS filed with the ACC for another retail price decrease of approximately $10.8 million annually ($6.5 million after income taxes), which would become effective as of July 1, 1999. The amount and timing of the price decrease are subject to ACC approval. This will be the last price decrease under the 1996 regulatory agreement and will be included in the first rate reduction under the proposed Settlement Agreement discussed in Note 6. See "Proposed Settlement Agreement" above for a discussion of the price decrease.

8. Agreement with Salt River Project

On April 25, 1998, APS entered into a Memorandum of Agreement with Salt River Project in anticipation of, and to facilitate, the opening of the Arizona electric industry. The Agreement contains the following major components:

* Both parties amended the Territorial Agreement to remove any barriers in that agreement to the provision of competitive electricity supply and non-distribution services.

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

Certain provisions of the Agreement (including those relating to the amendments of the Territorial Agreement and the Power Coordination Agreement) are affected by the timing of the introduction of competition. See Note 6. On February 18, 1999, the ACC approved the Agreement.

9. Nuclear Insurance

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

10. Accounting Matters

In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. The statement was to have been effective for us in 2000; however, the FASB has moved the effective date to 2001. We are currently evaluating what impact this standard will have on our financial statements.

11. Memorandum of Understanding with Calpine Corporation

On April 23, 1999, we entered into a memorandum of understanding with Calpine Corporation, an independent power producer located in San Jose, California, for a potential $220 million, 500 megawatt expansion at the site of APS' West Phoenix Power Plant. We entered into a further memorandum of understanding with Calpine dated as of August 4, 1999, relating to the timing of the definitive agreements and the operation of the joint project. The joint project is the second phase of a potential 750 megawatt expansion at West Phoenix, the first phase of which includes the installation of a 120 megawatt combined cycle unit, the cost of which is expected to be approximately $60 million, although that amount is currently subject to negotiation. Assuming approvals are granted, construction is scheduled to begin in mid-2000, with commercial operation of the first phase in mid-2001 and the second phase in early 2002.

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

OPERATING RESULTS

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED WITH THREE-MONTH PERIOD ENDED JUNE 30, 1998


Consolidated net income for the three months ended June 30, 1999 was $68.7 million compared with $49.0 million for the same period in the prior year. Net income increased in the three-month comparison primarily because of higher earnings at APS.

APS' earnings increased $19.8 million in the three-month comparison primarily because of the effects of warmer weather, an increase in customers, and increased contributions from power marketing and trading activities, partially offset by a retail price reduction, and higher depreciation and amortization expense. See Note 7 for information on the price reduction.

     Electric operating revenues increased $70 million because of:

     *    increased power marketing and trading revenues ($36 million)
     *    the effects of warmer weather ($21 million) and
     *    increases in the number of customers ($17 million).

As mentioned above, these positive factors were partially offset by the effect of a reduction in retail prices ($4 million).

Power marketing and trading activities are predominantly short-term opportunity wholesale sales. The increase in power marketing revenues resulted primarily from increased activity in western bulk power markets. The increase in power marketing and trading revenues was accompanied by increases in purchased power expenses.

Fuel expenses increased $37 million primarily because of increased wholesale and retail sales volume and higher purchased power prices.

Depreciation and amortization expense increased $4 million because APS had more plant in service.

     OPERATING RESULTS - SIX-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED WITH SIX-MONTH PERIOD ENDED JUNE 30, 1998

Consolidated net income for the six months ended June 30, 1999 was $99.4 million compared with $80.1 million for the same period in the prior year. Net income increased in the six-month comparison primarily because of higher earnings at APS, partially offset by lower earnings at El Dorado.

APS earnings increased $23.5 million in the six-month comparison primarily because of an increase in customers, increased contributions from power marketing and trading activities, and the effects of warmer weather, partially offset by a retail price reduction, and higher depreciation and amortization expense. See Note 7 for information on the price reduction.

     Electric operating revenues increased $103 million because of:

     *    increased power marketing and trading revenues ($70 million)
     *    increases in the number of customers ($29 million)
     *    the effects of warmer weather ($10 million) and
     *    miscellaneous factors ($2 million).

As mentioned above, these positive factors were partially offset by the effect of a reduction in retail prices ($8 million).

Power marketing and trading activities are predominantly short-term opportunity wholesale sales. The increase in power marketing revenues resulted from increased activity in western bulk power markets. The increase in power marketing and trading revenues was accompanied by increases in purchased power expenses.

Fuel expenses increased $62 million primarily because of increased wholesale and retail sales volume and higher purchased power prices.

Depreciation and amortization expense increased $8 million because APS had more plant in service.

El Dorado's earnings decreased $4 million because of investment sales in 1998.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED WITH TWELVE-MONTH PERIOD ENDED JUNE 30, 1998

Consolidated net income for the twelve months ended June 30, 1999 was $262.2 million compared with $223.4 million for the same period in the prior year. Net income increased in the twelve-month comparison primarily because of higher earnings at APS and lower financing costs at the parent, partially offset by lower contributions to earnings by the other subsidiaries.

APS earnings increased $42.9 million in the twelve-month comparison primarily because of an increase in customers, increased contributions from power marketing and trading activities, the effects of warmer weather, and lower financing costs. In the comparison, these positive factors more than offset the effects of two fuel-related settlements recorded in the third quarter of 1997, a retail price reduction that became effective July 1, 1998, and higher depreciation and amortization expense. See Note 7 for additional information about the price reduction.

Operating revenues increased $247 million primarily because of:

     *    increased power marketing and trading revenues ($164 million)
     * increases in the number of customers and the average amount of electricity used by customers ($79 million)
     *    the effects of warmer weather ($15 million) and
     *    miscellaneous factors ($7 million).

As mentioned above, these positive factors were partially offset by the effect of a reduction in retail prices ($18 million).

Power marketing and trading activities are predominantly short-term opportunity wholesale sales. The increase in power marketing revenues resulted from increased activity in Western bulk power markets, higher prices, and increased sales to large customers in California. The increase in power marketing and trading revenues was accompanied by increases in purchased power expenses.

Fuel expense increased $178 million primarily because of increased wholesale and retail sales volumes, the effects of two fuel-related settlements in the third quarter of 1997, and higher purchased power prices. The settlements increased pretax earnings in the twelve months ended June 30, 1998 by approximately $21 million. The income statement reflects these settlements as reductions in fuel expense and as other income.

Depreciation and amortization expense increased $17 million because APS had more plant in service.

APS decreased its financing costs by $10 million primarily because of lower amounts of outstanding debt and preferred stock and lower interest rates.

Parent company financing costs decreased $7 million as we paid down debt and took advantage of lower interest rates.

El Dorado's earnings decreased $5 million in the twelve-month period because of investment sales in 1998 and 1997.

APS Energy Services, which was incorporated in late 1998, reported a loss of $3 million for the twelve-month period.

     OTHER INCOME

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

During the six-months ended June 30, 1999, the parent company redeemed approximately $19 million of its long-term debt with cash from operations and proceeds from long-term borrowings.

As a result of the 1996 regulatory agreement (see Note 7), the parent company has invested $50 million in APS in 1996, 1997 and 1998 and will make the final investment of $50 million in 1999.

On April 23, 1999, we entered into a memorandum of understanding with Calpine Corporation, an independent power producer located in San Jose, California, for a potential $220 million, 500 megawatt expansion at the site of APS' West Phoenix Power Plant. We entered into a further memorandum of understanding with Calpine dated as of August 4, 1999, relating to the timing of the definitive agreements and the operation of the joint project. The joint project is the second phase of a potential 750 megawatt expansion at West Phoenix, the first phase of which includes the installation of a 120 megawatt combined cycle unit, the cost of which is expected to be approximately $60 million, although that amount is currently subject to negotiation. Assuming approvals are granted, construction is scheduled to begin in mid-2000, with commercial operations of the first phase in mid-2001 and of the second phase in early 2002. We are also considering additional expansion over the next several years, which may result in additional expenditures. We currently believe that there will be additional opportunities to expand our investment in generating assets in the next five years. It is expected that these and other generating assets would be organized in a non-regulated subsidiary under the parent company.

The Board declared a quarterly dividend of 32.5 cents per share of common stock, payable September 1, 1999 to shareholders of record on August 2, 1999, totaling approximately $27.6 million.

     APS

For the six months ended June 30, 1999, APS incurred approximately $154 million in capital expenditures, which is approximately 47% of the most recently estimated 1999 capital expenditures. APS' projected capital expenditures for the next three years are: 1999, $328 million; 2000, $353 million; and 2001, $343 million. These amounts include about $30 - $35 million each year for nuclear fuel expenditures.

APS' long-term debt and preferred stock redemption requirements and payment obligations on a capitalized lease for the next three years are: 1999, $387 million; 2000, $115 million; and 2001, $2 million. During the six months ended June 30, 1999, APS redeemed approximately $216 million of its long-term debt and all $96 million (including premiums) of its preferred stock with cash from operations and long-term and short-term debt. In February 1999, APS issued $125 million of unsecured long-term debt. As a result of the 1996 regulatory agreement (see Note 7), Pinnacle West invested $50 million in APS in 1996, 1997, and 1998 and will make the final investment of $50 million in 1999.

Although provisions in APS' first mortgage bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds that we may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

YEAR 2000 READINESS DISCLOSURE

OVERVIEW As the year 2000 approaches, many companies face problems because many computer systems and equipment will not properly recognize calendar dates beginning with the year 2000. We are addressing the Year 2000 issue as described below. APS initiated a comprehensive company-wide Year 2000 program during 1997 to review and resolve all Year 2000 issues in mission critical systems (systems and equipment that are key to the power production, delivery, health, and safety functions) in a timely manner to ensure the reliability of electric service to its customers. This included a company-wide awareness program of the Year 2000 issue. APS has an internal audit/quality review team that is periodically reviewing the individual Year 2000 projects and their Year 2000 readiness.

The following chart shows Year 2000 readiness of our mission critical systems as of June 30, 1999:

                            Inventory      Assessment      Remediation & Testing
                            ---------      ----------      ---------------------
APS                           100%            100%                 100%

Pinnacle West and
  other subsidiaries
  (excluding APS)             100%            100%                  95%(1)

(1) Estimated to be at 100% by September 30, 1999.

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

We and our subsidiaries have made, and will continue to make, certain modifications to computer hardware, software, and application systems, including IT and non-IT systems, in an effort to ensure they are capable of handling changing business needs, including dates in the year 2000 and thereafter. In addition, other APS IT systems and non-IT systems, including embedded technology and real-time process control systems, are being analyzed for potential modifications.

Pinnacle West and its subsidiaries have inventoried and assessed essentially all mission critical IT and non-IT systems and equipment. APS is 100% complete and Pinnacle West and its other subsidiaries are 95% complete with the remediation and testing of these systems. APS notified the North American Electric Reliability Council (NERC) on June 30, 1999, that its mission critical systems are ready for date changes associated with the Year 2000, in accordance with NERC's recommended criteria. APS also notified the Nuclear Regulatory Commission
(NRC) that Palo Verde is "Y2K Ready," which means that Palo Verde has followed a prescribed program to identify and resolve Year 2000 issues so that the plant can operate reliably while meeting commitments.

As previously reported, APS expected remediation and testing to be completed by June 30, 1999, for all mission critical systems, except for (i) Palo Verde Unit 1 systems and (ii) the continuous emissions monitoring systems (CEMS) for four of its fossil plants. See "Year 2000 Readiness Disclosure" in Part I, Item 2 of the March 10-Q. However, as of June 30, 1999, remediation and testing was completed for all mission critical systems, including Palo Verde Unit 1, but excluding CEMS, which have been removed from the mission critical systems list because the failure of the system would not lead to an unplanned shutdown of generation. This is based on NERC's June 14, 1999 clarifying pronouncement on exception reporting. APS currently expects the CEMS for the four fossil plants to be Y2K Ready no later than the fourth quarter 1999.

APS currently estimates that it will spend approximately $5 million relating to Year 2000 issues, about $4.5 million of which has been spent to date. This includes an estimated allocation of payroll costs for APS employees working on Year 2000 issues, and costs for consultants, hardware, and software. We do not separately track other internal costs. This does not include any expenditures incurred since 1995 to implement and replace systems for reasons unrelated to the Year 2000, as discussed above. Our cost to address the Year 2000 issue is charged to operating expenses as incurred and has not had, and is not expected to have, a material adverse effect on our financial position, cash flows, or results of operations. We expect to fund this cost with available cash balances and cash provided by operations.

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

APS has also been working with NERC through the Western Systems Coordinating Council (WSCC) to develop operational plans for stable grid operation that will be utilized by APS and other utilities in the western United States. APS' operational plans are complete. However, APS cannot currently predict the effect on APS if the systems of these other companies are not Year 2000 ready.

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

Pinnacle West and its subsidiaries have developed their own contingency plans to handle Year 2000 issues, including the most reasonably likely worst case scenario discussed above. These plans were completed June 30, 1999.

COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

See Note 5 for a discussion of regulatory accounting. See Note 6 for a discussion of a proposed Settlement Agreement related to the implementation of retail electric competition. See Note 8 for a discussion of a proposed amendment to a Power Coordination Agreement with Salt River Project that APS estimates would reduce its pretax costs for purchased power by approximately $17 million during the first full year that the amendment is effective and by lesser annual amounts during the next seven years.

RATE MATTERS

See Note 7 for a discussion of a proposed price reduction that would become effective as of July 1, 1999. See Note 6 for a discussion of a proposed Settlement Agreement that would, among other things, result in rate reductions over a four year period ending July 1, 2003.

FORWARD-LOOKING STATEMENTS

The above discussion contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax, and environmental legislation; the ability of APS to successfully compete outside its traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; technological developments in the electric industry; the successful completion of a large-scale construction project; Year 2000 issues; and the strength of the real estate market.

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

APS is exposed to the impact of market fluctuations in the price and distribution costs of electricity, natural gas, coal, and emissions and therefore employs established procedures to manage its risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange traded futures and options and over-the-counter forwards, options, and swaps. As part of its overall risk management program, APS enters into these derivative transactions for trading and to hedge certain natural gas in storage as well as purchases and sales of electricity, fuels, and emissions.

APS measures the price risk in its commodity derivative portfolio on a daily basis utilizing market sensitivity based modeling to understand expected and potential single day favorable or unfavorable impacts to income before tax. The model results are monitored daily to ensure compliance against thresholds on a commodity and portfolio basis. As of June 30, 1999, a hypothetical adverse price movement of 10% in the market price of APS' commodity derivative portfolio would decrease the fair market value of these contracts by approximately $8 million. This analysis does not include the favorable impact this same hypothetical price move would have on the underlying position being hedged with the commodity derivative portfolio.

APS is exposed to credit losses in the event of non-performance or non-payment by counterparties. APS uses a credit management process to assess and monitor the financial exposure of counterparties. APS does not expect counterparty defaults to materially impact its financial condition, results of operations, or net cash flows.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 1999, the Navajo Nation served Salt River Project with a lawsuit naming Salt River Project, several Peabody Coal Company entities ("Peabody"), Southern California Edison Company, and other defendants, and citing various claims in connection with the renegotiations of the coal royalty and lease agreements under which Peabody mines coal for the Navajo and Mohave Generating Stations. THE NAVAJO NATION V. PEABODY HOLDING COMPANY, INC., ET AL., United States District Court for the District of Columbia, No. CA-99-0469-EGS. APS is a 14% owner of Navajo Generating Station, which Salt River Project operates. The suit alleges, among other things, that the defendants obtained a favorable coal royalty rate by improperly influencing the outcome of a federal administrative process under which the royalty rate was to be adjusted. The suit seeks $600 million in damages, treble damages, punitive damages of not less than $1 billion, and the ejection of defendants "from all possessory interests and Navajo Tribal lands" arising out of the [primary coal lease]. Salt River Project has advised APS that it denies all charges and will vigorously defend itself. Because the litigation is in preliminary stages, APS cannot currently predict the outcome of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At our annual Meeting of Shareholders held on May 19, 1999 the following shareholder proposal was submitted to shareholders:

                                                                     Abstentions
                                          Votes          Votes        and Broker
                                           For          Against        Non Votes
                                          -----         -------      -----------
    Proposal that Pinnacle              2,413,519      63,160,240     2,955,431
    West refuse to use
    plutonium (MOX) fuel and
    refuse to generate tritium

In addition, at the same annual meeting, the following persons were elected Class II Directors with a term to expire at the 2002 annual meeting of shareholders:
                                                                     Abstentions
                                          Votes          Votes       and Broker
                                           For         Withheld       Non Votes
                                          -----         -------      -----------
    Edward N. Basha                     78,205,297     1,528,855         N/A

    Michael L. Gallagher                78,246,095     1,488,057         N/A

    William J. Post                     78,396,955     1,337,197         N/A

ITEM 5. OTHER INFORMATION

     CONSTRUCTION AND FINANCING PROGRAMS

See "Liquidity and Capital Resources" in Part I, Item 2 of this report for a discussion of APS' construction and financing programs.

     COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

See Note 6 of Notes to Condensed  Consolidated  Financial  Statements in Part I,
Item 1 of this report for a discussion of competition and the rules regarding the introduction of retail electric competition in Arizona and a proposed settlement agreement with the ACC.

     ENVIRONMENTAL MATTERS

As previously reported, in July 1997, EPA promulgated final national ambient air quality standards for ozone and coarse and fine particulate matter. See "Environmental Matters - EPA Environmental Regulation - Clear Air Act" in Part I, Item 1 of the 1998 10-K. These standards were challenged and the court determined that EPA's promulgation of the standards violated the constitutional prohibition on delegation of legislative power. The court remanded the ozone standard, vacated the coarse particulate matter standard, and invited the parties to brief the court on vacating or remanding the fine particulate matter standard. APS cannot currently predict EPA's response to this decision.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.       Description
-----------       -----------
   10.1(a)        Key  Executive  Employment  and  Severance  Agreement  between
                  Pinnacle West and certain executive officers of Pinnacle West and its subsidiaries

   27.1           Financial Data Schedule


----------
(a) Additional agreements, substantially identical in all material respects to this Exhibit have been entered into with additional officers of Pinnacle West and its subsidiaries. Although such additional documents may differ in other respects (such as dollar amounts and dates of execution), there are no material details in which such agreements differ from this Exhibit.

In addition to those Exhibits shown above,  the Company hereby  incorporates the
following   Exhibits  pursuant  to  Exchange  Act  Rule  12b-32  and  Regulation
ss.229.10(d) by reference to the filings set forth below:

EXHIBIT NO.   DESCRIPTION                    ORIGINALLY FILED AS EXHIBIT:   FILE NO.(b)   DATE EFFECTIVE
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
              February 21, 1996              Form 10-K Report

     (b)  Reports on Form 8-K

     During the quarter ended June 30, 1999, and the period from July 1 through August 16, 1999, we filed the following reports on Form 8-K:

     Report dated March 22, 1999 relating to Pinnacle West's amended and restated stockholder rights plan, effective March 26, 1999.

     Report dated May 14, 1999 regarding the settlement agreement between APS and various other parties, including representatives of major consumer groups, related to the implementation of retail electric competition.


----------
(b) Reports filed under File No. 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PINNACLE WEST CAPITAL CORPORATION
                                                  (Registrant)


Dated: August 16, 1999                  By: George A. Schreiber, Jr.
                                            ------------------------------------
                                            George A. Schreiber, Jr.
                                            President and
                                            Chief Financial Officer
                                            (Principal Financial Officer
                                            and Officer Duly Authorized
                                            to sign this Report)