Form 10-Q
period 1999-09-30
PINNACLE WEST CAPITAL CORP
filed 1999-11-15
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

          Number of shares of common stock, no par value, outstanding as of November 12, 1999: 84,738,386

                                    GLOSSARY

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

APS - Arizona Public Service Company

APS Energy Services - APS Energy Services Company, Inc., a direct access electricity provider

Company - Pinnacle West Capital Corporation

DOE - United States Department of Energy

EITF - Emerging Issues Task Force

EITF 97-4 - Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity -- Issues Related to the Application of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71"

El Dorado - El Dorado Investment Company

EPA - Environmental Protection Agency

FASB - Financial Accounting Standards Board

FERC - Federal Energy Regulatory Commission

Four Corners - Four Corners Power Plant

ITC - Investment tax credit

June 10-Q - Pinnacle West Capital Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999

NGS - Navajo Generating Station

1998 10-K - Pinnacle West Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1998

Palo Verde - Palo Verde Nuclear Generating Station

Pinnacle West - Pinnacle West Capital Corporation

Pinnacle West Energy - Pinnacle West Energy Corporation

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

ITEM 1. Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                             Three Months Ended
                                                                September 30,
                                                         ----------------------------
                                                             1999            1998
                                                         ------------    ------------
Operating Revenues
   Electric                                              $   867,630    $   740,734
   Real estate                                                26,640         18,276
                                                         -----------    -----------
Total                                                        894,270        759,010
                                                         -----------    -----------
Operating Expenses
   Fuel and purchased power                                  396,614        252,699
   Utility operations and maintenance                        110,082        110,259
   Real estate operations                                     26,757         18,821
   Depreciation and amortization                              95,068         94,981
   Taxes other than income taxes                              25,455         30,412
                                                         -----------    -----------
Total                                                        653,976        507,172
                                                         -----------    -----------
Operating Income                                             240,294        251,838
                                                         -----------    -----------
Other Income (Expense)
   Preferred stock dividend requirements of APS                   --         (2,347)
   Net other income and expense                                1,040         (1,511)
                                                         -----------    -----------
Total                                                          1,040         (3,858)
                                                         -----------    -----------
Income From Continuing Operations Before Interest
  and Income Taxes                                           241,334        247,980
                                                         -----------    -----------
Interest Expense
   Interest charges                                           39,614         42,046
   Capitalized interest                                       (1,990)        (4,731)
                                                         -----------    -----------
Total                                                         37,624         37,315
                                                         -----------    -----------
Income From Continuing Operations Before Income Taxes        203,710        210,665
Income Taxes                                                  78,131         83,384
                                                         -----------    -----------
Income From Continuing Operations                            125,579        127,281

Income Tax Benefit From Discontinued Operations               38,000             --

Extraordinary Charge - Net of Income Taxes of $94,115       (139,885)            --
                                                         -----------    -----------
Net Income                                               $    23,694    $   127,281
                                                         ===========    ===========

Average Common Shares Outstanding - Basic                 84,758,516     84,769,615

Average Common Shares Outstanding  - Diluted              84,988,902     85,326,808

Earnings Per Average Common Share Outstanding
    Continuing Operations - Basic                        $      1.48    $      1.50
    Net Income - Basic                                   $      0.28    $      1.50
    Continuing Operations - Diluted                      $      1.48    $      1.49
    Net Income - Diluted                                 $      0.28    $      1.49

Dividends Declared Per Share                             $        --    $        --
                                                         ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                             Nine Months Ended
                                                               September 30,
                                                        ----------------------------
                                                            1999            1998
                                                        ------------    ------------
Operating Revenues
   Electric                                             $  1,793,047    $  1,562,872
   Real estate                                                83,870          81,353
                                                        ------------    ------------
Total                                                      1,876,917       1,644,225
                                                        ------------    ------------
Operating Expenses
   Fuel and purchased power                                  628,398         422,201
   Utility operations and maintenance                        315,400         309,388
   Real estate operations                                     78,393          75,270
   Depreciation and amortization                             289,361         281,396
   Taxes other than income taxes                              84,504          90,690
                                                        ------------    ------------
Total                                                      1,396,056       1,178,945
                                                        ------------    ------------
Operating Income                                             480,861         465,280
                                                        ------------    ------------
Other Income (Expense)
   Preferred stock dividend requirements of APS               (1,016)         (7,660)
   Net other income and expense                                 (898)          3,040
                                                        ------------    ------------
Total                                                         (1,914)         (4,620)
                                                        ------------    ------------
Income From Continuing Operations Before Interest
  and Income Taxes                                           478,947         460,660
                                                        ------------    ------------
Interest Expense
   Interest charges                                          121,488         127,409
   Capitalized interest                                      (10,253)        (14,261)
                                                        ------------    ------------
Total                                                        111,235         113,148
                                                        ------------    ------------
Income From Continuing Operations Before Income Taxes        367,712         347,512
Income Taxes                                                 142,741         140,148
                                                        ------------    ------------
Income From Continuing Operations                            224,971         207,364

Income Tax Benefit From Discontinued Operations               38,000              --

Extraordinary Charge - Net of Income Taxes of $94,115       (139,885)             --
                                                        ------------    ------------
Net Income                                              $    123,086    $    207,364
                                                        ============    ============

Average Common Shares Outstanding - Basic                 84,715,155      84,788,514

Average Common Shares Outstanding  - Diluted              85,086,502      85,355,520

Earnings Per Average Common Share Outstanding
    Continuing Operations - Basic                       $       2.66    $       2.45
    Net Income - Basic                                  $       1.45    $       2.45
    Continuing Operations - Diluted                     $       2.64    $       2.43
    Net Income - Diluted                                $       1.45    $       2.43

Dividends Declared Per Share                            $      0.975    $      0.900
                                                        ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                            Twelve Months Ended
                                                               September 30,
                                                        ----------------------------
                                                            1999            1998
                                                        ------------    ------------
Operating Revenues
   Electric                                             $  2,236,573    $  1,970,832
   Real estate                                               126,705         117,188
                                                        ------------    ------------
Total                                                      2,363,278       2,088,020
                                                        ------------    ------------
Operating Expenses
   Fuel and purchased power                                  743,698         515,519
   Utility operations and maintenance                        420,053         421,542
   Real estate operations                                    118,454         109,348
   Depreciation and amortization                             387,644         373,676
   Taxes other than income taxes                             110,720         121,098
                                                        ------------    ------------
Total                                                      1,780,569       1,541,183
                                                        ------------    ------------
Operating Income                                             582,709         546,837
                                                        ------------    ------------
Other Income (Expense)
   Preferred stock dividend requirements of APS               (3,059)        (10,658)
   Net other income and expense                               (3,329)         (3,374)
                                                        ------------    ------------
Total                                                         (6,388)        (14,032)
                                                        ------------    ------------
Income From Continuing Operations Before Interest
  and Income Taxes                                           576,321         532,805
                                                        ------------    ------------
Interest Expense
   Interest charges                                          163,224         172,087
   Capitalized interest                                      (14,588)        (18,969)
                                                        ------------    ------------
Total                                                        148,636         153,118
                                                        ------------    ------------
Income From Continuing Operations Before Income Taxes        427,685         379,687
Income Taxes                                                 167,186         153,371
                                                        ------------    ------------
Income From Continuing Operations                            260,499         226,316

Income Tax Benefit From Discontinued Operations               38,000              --

Extraordinary Charge - Net of Income Taxes of $94,115       (139,885)             --
                                                        ------------    ------------
Net Income                                              $    158,614    $    226,316
                                                        ============    ============

Average Common Shares Outstanding - Basic                 84,719,349      84,773,062

Average Common Shares Outstanding  - Diluted              85,139,539      85,223,290

Earnings Per Average Common Share Outstanding
    Continuing Operations - Basic                       $       3.07    $       2.67
    Net Income - Basic                                  $       1.87    $       2.67
    Continuing Operations - Diluted                     $       3.06    $       2.66
    Net Income - Diluted                                $       1.86    $       2.66

Dividends Declared Per Share                            $      1.300    $      1.200
                                                        ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Thousands of Dollars)

                                                     September 30,  December 31,
                                                         1999          1998
                                                      (Unaudited)
                                                      ----------    ----------
Current Assets
   Cash and cash equivalents                          $   24,026    $   20,538
   Customer and other receivables--net                   340,691       233,876
   Accrued utility revenues                              101,283        67,740
   Materials and supplies                                 69,897        69,074
   Fossil fuel                                            17,913        13,978
   Deferred income taxes                                   4,058         3,999
   Other current assets                                   59,649        47,594
                                                      ----------    ----------
      Total current assets                               617,517       456,799
                                                      ----------    ----------
Investments and Other Assets
   Real estate investments--net                          335,619       331,021
   Other assets                                          261,192       236,562
                                                      ----------    ----------
      Total investments and other assets                 596,811       567,583
                                                      ----------    ----------
Property, Plant and Equipment
   Plant in service and held for future use            7,476,307     7,265,604
   Less accumulated depreciation and
     amortization                                      3,005,900     2,814,762
                                                      ----------    ----------
      Total                                            4,470,407     4,450,842
   Construction work in progress                         214,644       228,643
   Nuclear fuel, net of amortization                      53,560        51,078
                                                      ----------    ----------
      Net property, plant and equipment                4,738,611     4,730,563
                                                      ----------    ----------
Deferred Debits
   Regulatory assets                                     648,377       980,084
   Other deferred debits                                 114,023        89,517
                                                      ----------    ----------
      Total deferred debits                              762,400     1,069,601
                                                      ----------    ----------
Total Assets                                          $6,715,339    $6,824,546
                                                      ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             LIABILITIES AND EQUITY
                             (Thousands of Dollars)

                                                     September 30,  December 31,
                                                         1999           1998
                                                      (Unaudited)
                                                      ----------     ----------
Current Liabilities
   Accounts payable                                   $  241,915     $  155,800
   Accrued taxes                                         192,891         62,520
   Accrued interest                                       23,995         31,866
   Short-term borrowings                                 223,500        178,830
   Current maturities of long-term debt                  117,810        168,045
   Customer deposits                                      25,410         28,510
   Other current liabilities                              25,611         14,632
                                                      ----------     ----------
      Total current liabilities                          851,132        640,203
                                                      ----------     ----------
Long-Term Debt Less Current Maturities                 1,977,100      2,048,961
                                                      ----------     ----------
Deferred Credits and Other
   Deferred income taxes                               1,173,710      1,343,536
   Deferred investment tax credit                          6,926         27,345
   Unamortized gain - sale of utility plant               74,355         77,787
   Other                                                 439,840        428,122
                                                      ----------     ----------
      Total deferred credits and other                 1,694,831      1,876,790
                                                      ----------     ----------
Commitments and contingencies (Notes 6, 8, 9 and 10)

Minority Interests
   Non-redeemable preferred stock of APS                      --         85,840
                                                      ----------     ----------
   Redeemable preferred stock of APS                          --          9,401
                                                      ----------     ----------
Common Stock Equity
   Common stock, no par value                          1,539,135      1,550,643
   Retained earnings                                     653,141        612,708
                                                      ----------     ----------
      Total common stock equity                        2,192,276      2,163,351
                                                      ----------     ----------
Total Liabilities and Equity                          $6,715,339     $6,824,546
                                                      ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (THOUSANDS OF DOLLARS)

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                        $ 224,971    $ 207,364

   Items not requiring cash
      Depreciation and amortization                        289,361      281,396
      Nuclear fuel amortization                             24,306       24,991
      Deferred income taxes--net                           (74,670)     (11,533)
      Deferred investment tax credit                       (20,419)     (20,285)
      Other--net                                             1,511        1,045
   Changes in current assets and liabilities
      Customer and other receivables--net                 (106,815)    (112,194)
      Accrued utility revenues                             (33,543)     (27,594)
      Materials, supplies and fossil fuel                   (4,758)      (8,944)
      Other current assets                                 (12,055)      (5,648)
      Accounts payable                                      81,805       60,062
      Accrued taxes                                        130,371      121,269
      Accrued interest                                      (7,871)      (4,902)
      Other current liabilities                             13,964       16,731
   Decrease (increase) in land held                         (4,237)      16,388
   Other--net                                               28,431      (23,451)
                                                         ---------    ---------
Net Cash Flow Provided By Operating Activities             530,352      514,695
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                   (235,568)    (221,904)
   Capitalized interest                                    (10,253)     (14,261)
   Sale of property                                             --        1,624
   Other--net                                               (5,567)      (3,986)
                                                         ---------    ---------
Net Cash Flow Used For Investing Activities               (251,388)    (238,527)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                              249,191      112,575
   Short-term borrowings--net                               44,670      (15,400)
   Dividends paid on common stock                          (82,652)     (76,311)
   Repayment of long-term debt                            (379,936)    (254,782)
   Redemption of preferred stock                           (96,499)     (37,585)
   Other--net                                              (10,250)      (2,023)
                                                         ---------    ---------
Net Cash Flow Used For Financing Activities               (275,476)    (273,526)
                                                         ---------    ---------
Net Cash Flow                                                3,488        2,642
Cash and Cash Equivalents at Beginning of Period            20,538       27,484
                                                         ---------    ---------
Cash and Cash Equivalents at End of Period               $  24,026    $  30,126
                                                         =========    =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized               $ 109,702    $ 112,348
      Income taxes                                       $  95,590    $  81,305

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements include the accounts of Pinnacle West and its subsidiaries: APS, SunCor, El Dorado, APS Energy Services, and Pinnacle West Energy. All significant intercompany balances have been eliminated. We have reclassified certain prior year amounts to conform to the current year presentation.

2. Our unaudited condensed consolidated financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature with exception of the extraordinary item and the tax benefit from discontinued operations. We suggest that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read along with the consolidated financial statements and notes to consolidated financial statements included in our 1998 10-K.

3. Weather conditions can have a significant impact on APS' results for interim periods. For this and other reasons, results for interim periods do not necessarily represent results to be expected for the year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the nine months ended September 30, 1999.

5. Regulatory Accounting

For  the  regulated  operations,   APS  prepares  its  financial  statements  in
accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71
requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

During 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF 97-4. EITF 97-4 requires that SFAS No. 71 be discontinued no later than when legislation is passed or a rate order is issued that contains sufficient detail to determine its effect on the portion of the business being deregulated.

In September 1999, the Settlement Agreement with the ACC was approved (see Note 6 for a discussion of the agreement), and, as a result, APS has discontinued the application of SFAS No. 71 for its generation operations. This meant that regulatory assets, unless reestablished as recoverable through ongoing regulated cash flows, were eliminated and the generation assets were tested for impairment. APS determined that the generation assets were not impaired. A regulatory disallowance, which removed $234 million pretax ($183 million net present value) from ongoing regulatory cash flows, was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes or $1.65 per basic share and $1.64 per diluted share) was reported as an extraordinary charge on the income statement. The regulatory assets to be recovered under this Settlement Agreement will be amortized as follows:

                                   (Millions)

                                                          1/1 - 6/30
1999        2000        2001        2002        2003         2004         Total
----        ----        ----        ----        ----         ----         -----
$164        $158        $145        $115        $86          $18          $686

The condensed consolidated balance sheets include the amounts listed below for generation assets included in property, plant and equipment not subject to SFAS No. 71:

                             (Thousands of Dollars)

                                                    September 30,   December 31,
                                                        1999           1998
                                                     -----------    -----------
Electric plant in service and held for future use    $ 3,730,840    $ 3,680,482
Accumulated depreciation and amortization             (1,793,288)    (1,681,099)
Construction work in progress                             85,638        107,324
Nuclear fuel, net of amortization                         53,560         51,078

6. Regulatory Matters -- Electric Industry Restructuring

STATE

     SETTLEMENT AGREEMENT As of May 14, 1999, APS entered into a comprehensive Settlement Agreement with various other parties, including representatives of major consumer groups, related to the implementation of retail electric competition. On September 23, 1999, the ACC voted to approve the Settlement Agreement, with some modifications.

The following are the major provisions of the Settlement Agreement, as approved:

* APS will reduce rates for standard offer service for customers with loads less than 3 megawatts in a series of annual rate reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) includes the July 1, 1999 retail price decrease of approximately $10.8 million annually ($6.5 million after income taxes) related to the 1996 regulatory agreement. See "1996 Regulatory Agreement" below. For customers having loads 3 megawatts or greater, standard offer rates will be reduced in annual increments that total 5% through 2002.

* Unbundled rates being charged by APS for competitive direct access service (for example, distribution services) became effective upon approval of the Settlement Agreement, retroactive to July 1, 1999, and also will be subject to annual reductions, that vary by rate class, through 2003.

* There will be a moratorium on retail rate changes for standard offer and unbundled competitive direct access rates until July 1, 2004, except for the price reductions described above and certain other limited circumstances. Neither the ACC nor APS will be prevented from seeking or authorizing rate changes prior to July 1, 2004 in the event of conditions or circumstances that constitute an emergency, such as an inability to finance on reasonable terms, or material changes in APS' cost of service for ACC-regulated services resulting from federal, tribal, state or local laws, regulatory requirements, judicial decisions, actions or orders.

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

* APS' distribution system opened for retail access, effective September 24, 1999. Customers will be eligible for retail access in accordance with the phase-in adopted by the ACC under the electric competition rules (see "Retail Electric Competition Rules" below), with an additional 140 megawatts being made available to eligible non-residential customers. Unless subject to judicial or regulatory restraint, APS will open its distribution system to retail access for all customers on January 1, 2001.

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

* APS will form a separate corporate affiliate or affiliates and transfer to that affiliate(s) its generating assets and competitive services at book value as of the date of transfer, which transfer shall take place by December 31, 2002. APS will be allowed to defer and later collect sixty-seven percent of its costs to accomplish the required transfer of generation assets to an affiliate.

* When the Settlement Agreement approved by the ACC is no longer subject to judicial review, APS will move to dismiss all of its litigation pending against the ACC as of the date APS entered into the Settlement Agreement.

On October 25, 1999, two parties filed motions for reconsideration of the Settlement Agreement with the ACC. The ACC took no action within the twenty day limit, so the motions are deemed denied. APS continues to operate under the terms of the Settlement Agreement.

In its motion for reconsideration, one of the parties has questioned the degree to which the ACC may, under the Arizona Constitution, deregulate any portion of the electric utility industry and allow rates to be determined by market forces. The issue of competitively set rates has been decided by lower Arizona courts in favor of the ACC in four separate lawsuits, two of which relate to telecommunications companies. Appeals of the lower courts' decisions are pending.

As discussed in Note 5 above, APS has discontinued the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," for its generation operations.

     RETAIL ELECTRIC COMPETITION RULES On September 21, 1999, the ACC voted to approve the rules that provide a framework for the introduction of retail electric competition in Arizona (the "Rules"). If any of the Rules conflict with the Settlement Agreement, the terms of the Settlement Agreement govern. On October 19, 1999, several parties, including APS, filed motions for reconsideration of the Rules with the ACC. The ACC took no action within the twenty day limit, so the motions are deemed denied.

     The Rules approved by the ACC include the following major provisions:

* They apply to virtually all Arizona electric utilities regulated by the ACC, including APS.

* The Rules require each affected utility, including APS, to make available at least 20% of its 1995 system retail peak demand for competitive generation supply beginning when the ACC makes a final decision on each utility's stranded costs and unbundled rates (Final Decision Date) or January 1, 2001, whichever is earlier, and 100% beginning January 1, 2001. Under the Settlement Agreement, APS will provide retail access to customers representing the minimum 20% required by the ACC and an additional 140 megawatts of non-residential load in 1999, and to all customers as of January 1, 2001, or such other dates as approved by the ACC.

* Subject to the 20% requirement, all utility customers with single premise loads of one megawatt or greater will be eligible for competitive electric services on the Final Decision Date, which for the Company's customers was the approval of the Settlement Agreement. Customers may aggregate loads to meet this one megawatt requirement.

* When effective, residential customers will be phased in at 1 1/4% per quarter calculated beginning on January 1, 1999, subject to the 20% requirement above.

* Electric service providers that get Certificates of Convenience and Necessity (CC&Ns) from the ACC can supply only competitive services, including electric generation, but not electric transmission and distribution.

* Affected utilities must file ACC tariffs with separate pricing for electric services provided for non-competitive services.

* The ACC shall allow a reasonable opportunity for recovery of unmitigated stranded costs.

* Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive generation assets and services either to an unaffiliated party or to a separate corporate affiliate. Under the Settlement Agreement, APS received a waiver to allow transfer of its competitive generation assets and services to affiliates no later than December 31, 2002.

     1996 REGULATORY AGREEMENT In April 1996, the ACC approved a regulatory agreement between the ACC Staff and APS. Based on the price reduction formula of the agreement, the ACC approved retail price decreases of approximately $17.6 million ($10.5 million after income taxes), or 1.2%, effective July 1, 1997; approximately $17 million ($10 million after income taxes), or 1.1%, effective July 1, 1998; and approximately $10.8 million ($6.5 million after income taxes), or 0.7%, effective as of July 1, 1999. The July 1, 1999 rate decrease was included in the first rate reduction under the Settlement Agreement discussed above. The regulatory agreement also requires us to infuse $200 million of common equity into APS in annual payments of $50 million in 1996 through 1999.

     LEGISLATION In May 1998, a law was enacted to facilitate implementation of retail electric competition in Arizona. The law includes the following major provisions:

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

In addition, the Arizona legislature will review and make recommendations for the 1999-2000 legislative session on certain competitive issues.

     GENERAL We cannot accurately predict the impact of full retail competition on our financial position, cash flows, or results of operation. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete in the new regulatory environment.

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

7. Agreement with Salt River Project

On April 25, 1998, APS entered into a Memorandum of Agreement with Salt River Project in anticipation of, and to facilitate, the opening of competition in the Arizona electric industry. On February 18, 1999, the ACC approved the Agreement. The Agreement contains the following major components:

* Both parties amended the Territorial Agreement to remove any barriers in that agreement to the provision of competitive electricity supply and non-distribution services.

* Both parties amended the Power Coordination Agreement to lower the price that APS will pay Salt River Project for purchased power by approximately $17 million (pretax) during the first full year that the Agreement is effective and by lesser annual amounts during the next seven years.

* Both parties agreed on certain legislative positions regarding electric utility restructuring at the state and federal level.

Certain provisions of the Agreement (including those relating to the amendments of the Territorial Agreement and the Power Coordination Agreement) became effective upon the introduction of competition. See Note 6.

8. Nuclear Insurance

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

10. Generation Expansion

We are currently planning a 650-megawatt expansion of our West Phoenix Power Plant and the construction of a natural, gas-fired electric generating station of up to 2,120 megawatts near Palo Verde. Projected capital expenditures for these projects are: 1999, $36 million; 2000, $132 million; and 2001, $240 million. We are also considering additional expansion over the next several years, which may result in additional expenditures.

Most of the West Phoenix Power Plant expansion (530 megawatts) would be done in collaboration with Calpine Corporation, an independent power producer. Assuming all approvals are granted, we expect to begin construction in the second quarter of 2000.

The new generating station near Palo Verde is planned to consist of four 530-megawatt generating stations, the first of which would come on line in 2002/2003. We expect to begin construction on the first unit in late 2000.

11. Income Tax Benefit

In September 1999, we recorded a tax benefit of $38 million, or $.45 per basic or diluted share, which stemmed from the resolution of income tax matters related to a former subsidiary, MeraBank. This amount is reflected as a tax benefit from discontinued operations in the income statement.

                        PINNACLE WEST CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we explain our results of operations, general financial condition, and outlook for Pinnacle West and our subsidiaries: APS, SunCor, El Dorado, APS Energy Services, and Pinnacle West Energy, including:

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

OPERATING RESULTS

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998

Consolidated net income for the three months ended September 30, 1999 was $24 million compared with $127 million for the same period in the prior year. Net income decreased in the three-month comparison primarily because of the effects of a $140 million after-tax extraordinary charge for a regulatory disallowance (see Notes 5 and 6) partially offset by the effects of a $38 million income tax benefit from discontinued operations (see Note 11). Net income excluding the extraordinary charge and the benefit from discontinued operations was $2 million lower because of lower net earnings at the subsidiaries.

APS' earnings decreased $141 million in the three-month comparison primarily because of the effects of a $140 million after-tax extraordinary charge for a regulatory disallowance (see Notes 5 and 6). APS' earnings excluding the extraordinary charge were $1 million lower because of the effects of milder weather, a retail price reduction and lower contributions from power marketing and trading activities. These reductions in APS' earnings were substantially offset by an increase in customers and lower property taxes. See Note 6 for information on the price reduction.

Electric operating revenues increased $127 million because of:

     *    increased power marketing and trading revenues ($131 million)
     * increases in the number of customers and the average amount of electricity used by customers ($24 million) and
     *    miscellaneous factors ($2 million).

As mentioned above, these positive factors were partially offset by weather impacts ($22 million) and the effect of a reduction in retail prices ($8 million).

Power marketing and trading activities are predominantly short-term opportunity wholesale sales. The increase in power marketing revenues resulted primarily from increased activity in western U.S. bulk power markets and was accompanied by an increase in purchased power expenses. Although these activities contribute positively to earnings in both periods, the contribution in 1999 was lower than in 1998.

Fuel and purchased power expenses increased $144 million primarily because of increased wholesale sales volume and higher purchased power prices.

Other taxes decreased $5 million primarily because of an adjustment to reflect lower property tax rates for 1999.

     OPERATING RESULTS - NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998

Consolidated net income for the nine months ended September 30, 1999 was $123 million compared with $207 million for the same period in the prior year. Net income decreased in the nine-month comparison primarily because of the effects of a $140 million after-tax extraordinary charge for a regulatory disallowance (see Notes 5 and 6) partially offset by the effects of a $38 million income tax benefit from discontinued operations (see Note 11). Net income excluding the extraordinary charge and the benefit from discontinued operations was $18 million higher because of higher earnings at APS, partially offset by lower earnings at the other subsidiaries.

APS' earnings decreased $118 million in the nine-month comparison primarily because of the effects of a $140 million after-tax extraordinary charge for a regulatory disallowance (see Notes 5 and 6). APS' earnings excluding the extraordinary charge were $22 million higher because of an increase in customers, lower property taxes and lower financing costs. These increases in earnings were partially offset by the effects of milder weather, retail price reductions, higher depreciation and lower contributions from power marketing and trading activities. See Note 6 for information on the price reductions.

Electric operating revenues increased $230 million because of:

     *    increased power marketing and trading revenues ($188 million) and
     * increases in the number of customers and the average amount of electricity used by customers ($69 million).

As mentioned above, these positive factors were partially offset by weather impacts ($10 million) and the effect of reductions in retail prices ($17 million).

Power marketing and trading activities are predominantly short-term opportunity wholesale sales. The increase in power marketing revenues resulted primarily from increased activity in western U.S. bulk power markets and was accompanied by an increase in purchased power expenses. Although these activities contribute positively to earnings in both periods, the contribution in 1999 was lower than in 1998.

Fuel and purchased power expenses increased $206 million primarily because of increased wholesale and retail sales volume and higher purchased power prices.

Utility operations and maintenance expense increased $6 million primarily because of increased power plant overhaul expenses and other costs related to customer growth, partially offset by lower employee benefits and marketing costs.

Depreciation and amortization expense increased $8 million because APS had more plant in service.

Other taxes decreased $6 million primarily because of lower property tax rates at APS.

Financing costs decreased by $9 million primarily because of lower amounts of outstanding preferred stock at APS and because the parent company paid down debt and because of lower interest rates.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED WITH TWELVE-MONTH PERIOD SEPTEMBER 30, 1998

Consolidated net income for the twelve months ended September 30, 1999 was $159 million compared with $226 million for the same period in the prior year. Net income decreased in the twelve-month comparison primarily because of the effects of a $140 million after-tax extraordinary charge for a regulatory disallowance (see Notes 5 and 6) partially offset by the effects of a $38 million income tax benefit from discontinued operations (see Note 11). Net income excluding the extraordinary charge and the benefit from discontinued operations was $34 million higher primarily because of higher earnings at APS, partially offset by lower net earnings at the other subsidiaries.

APS' earnings decreased $102 million in the twelve-month comparison primarily because of the effects of a $140 million after-tax extraordinary charge for a regulatory disallowance (see Notes 5 and 6). APS' earnings excluding the extraordinary charge were $38 million higher because of an increase in customers, lower property taxes, lower operations and maintenance expenses and lower financing costs. These increases in earnings were partially offset by the effects of milder weather, retail price reductions and higher depreciation. See Note 6 for information on the price reductions.

Electric operating revenues increased $266 million because of:

     *    increased power marketing and trading revenues ($216 million)
     * increases in the number of customers and the average amount of electricity used by customers ($85 million) and
     *    miscellaneous factors ($8 million).

As mentioned above, these positive factors were partially offset by weather impacts ($23 million) and the effect of reductions in retail prices ($20 million).

Power marketing and trading activities are predominantly short-term opportunity wholesale sales. The increase in power marketing revenues resulted primarily from increased activity in western U.S. bulk power markets and was accompanied by an increase in purchased power expenses. Although these activities contribute positively to earnings in both periods, the contribution in the current period was the same as in the previous period.

Fuel and purchased power expenses increased $228 million primarily because of increased wholesale and retail sales volume and higher purchased power prices.

Depreciation and amortization expense increased $14 million because APS had more plant in service.

Other taxes decreased $10 million primarily because of lower property tax rates for 1999 and an adjustment in the fourth quarter of 1998 to reflect lower property tax rates for 1998.

Financing costs decreased by $12 million primarily because of lower amounts of outstanding preferred stock at APS and because the parent company paid down debt and because of lower interest rates.

     OTHER INCOME

As part of a 1994 rate settlement with the ACC, we accelerated amortization of substantially all deferred ITCs over a five-year period that ends on December 31, 1999. It decreases annual income tax expense by approximately $24 million. Beginning in 2000, no further benefits from these deferred ITCs will be reflected in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     PARENT COMPANY

The parent company's cash requirements and its ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of the 1998 10-K.

During the nine-months ended September 30, 1999, the parent company reduced long-term borrowings by about $23 million with cash from operations.

As a result of the 1996 regulatory agreement (see Note 6), the parent company has invested $50 million in APS in 1996, 1997 and 1998 and will make the final investment of $50 million in 1999.

We are currently planning a 650-megawatt expansion of our West Phoenix Power Plant and the construction of a natural, gas-fired electric generating station of up to 2,120 megawatts near Palo Verde. Projected capital expenditures for these projects are: 1999, $36 million; 2000, $132 million; and 2001, $240 million. We are also considering additional expansion over the next several years, which may result in additional expenditures.

Most of the West Phoenix Power Plant expansion (530 megawatts) would be done in collaboration with Calpine Corporation, an independent power producer. Assuming all approvals are granted, we expect to begin construction in the second quarter of 2000.

The new generating station near Palo Verde is planned to consist of four 530-megawatt generating stations, the first of which would come on line in 2002/2003. We expect to begin construction on the first unit in late 2000.

In October 1999, the Board declared a quarterly dividend of 35 cents per share of common stock, payable December 1, 1999 to shareholders of record on November 1, 1999, totaling approximately $29.7 million.

     APS

For the nine months ended September 30, 1999, APS incurred approximately $229 million in capital expenditures, which is approximately 70% of the most recently estimated 1999 capital expenditures. APS' projected capital expenditures for the next three years are: 1999, $328 million; 2000, $353 million; and 2001, $343 million. These amounts include about $30 - $35 million each year for nuclear fuel expenditures.

APS' long-term debt and preferred stock redemption requirements, optional repayments and payment obligations on a capitalized lease for the next three years are: 1999, $406 million; 2000, $115 million; and 2001, $252 million. During the nine months ended September 30, 1999, APS redeemed approximately $260 million of its long-term debt and all $96 million (including premiums) of its preferred stock with cash from operations and long-term and short-term debt. In February 1999, APS issued $125 million of unsecured long-term debt, and in November 1999, APS issued $250 million of unsecured long-term debt. As a result of the 1996 regulatory agreement (see Note 6), Pinnacle West invested $50 million in APS in 1996, 1997 and 1998 and will make the final investment of $50 million in 1999.

Although provisions in APS' first mortgage bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds and preferred stock that we may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

YEAR 2000 READINESS DISCLOSURE

OVERVIEW As the year 2000 approaches, many companies face problems because many computer systems and equipment will not properly recognize calendar dates beginning with the year 2000. We are addressing the Year 2000 issue as described below. APS initiated a comprehensive company-wide Year 2000 program during 1997 to review and resolve all Year 2000 issues in mission critical systems (systems and equipment that are key to the power production, delivery, health, and safety functions) in a timely manner to ensure the reliability of electric service to its customers. This included a company-wide awareness program of the Year 2000 issue. APS has had an internal audit/quality review of the individual Year 2000 projects and their Year 2000 readiness.

The following chart shows Year 2000 readiness of our mission critical systems as of September 30, 1999:

                                Inventory    Assessment    Remediation & Testing
                                ---------    ----------    ---------------------
APS                                100%         100%               100%

Pinnacle West and
   other subsidiaries
   (excluding APS)                 100%         100%               100%

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

Pinnacle West and its subsidiaries have inventoried, assessed, remediated and tested all mission critical IT and non-IT systems and equipment as of September 30, 1999. Remediation and testing is also completed for continuous emissions monitoring systems (CEMS). See "Year 2000 Readiness Disclosure" in Part I, Item 2 of the June 10-Q. APS notified the North American Electric Reliability Council
(NERC) on June 30, 1999, that its mission critical systems are ready for date changes associated with the Year 2000, in accordance with NERC's recommended criteria. APS also notified the Nuclear Regulatory Commission (NRC) that Palo Verde is "Y2K Ready," which means that Palo Verde has followed a prescribed program to identify and resolve Year 2000 issues so that the plant can operate reliably while meeting commitments.

APS has estimated that it would spend approximately $5 million relating to Year 2000 issues, almost all of which has been spent to date. This includes an estimated allocation of payroll costs for APS employees working on Year 2000 issues, and costs for consultants, hardware, and software. We do not separately track other internal costs. This does not include any expenditures incurred since 1995 to implement and replace systems for reasons unrelated to the Year 2000, as discussed above. Our cost to address the Year 2000 issue is charged to operating expenses as incurred and has not had, and is not expected to have, a material adverse effect on our financial position, cash flows, or results of operations. APS funded its cost with available cash balances and cash provided by operations.

Pinnacle West and its subsidiaries continue to communicate with their significant suppliers, business partners, other utilities, and large customers to determine the extent to which they may be affected by these third parties' plans to remediate their own Year 2000 issues in a timely manner. These companies have been interfacing with suppliers of systems, services, and materials in order to assess whether their schedules for analysis and remediation of Year 2000 issues are timely and to assess their ability to continue to supply required services and materials.

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

COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

See Note 5 for a discussion of regulatory accounting. See Note 6 for a discussion of a Settlement Agreement related to the implementation of retail electric competition. See Note 7 for a discussion of a proposed amendment to a Power Coordination Agreement with Salt River Project that APS estimates would reduce its pretax costs for purchased power by approximately $17 million during the first full year that the amendment is effective and by lesser annual amounts during the next seven years.

RATE MATTERS

See Note 6 for a discussion of a price reduction effective as of July 1, 1999, and for a discussion of a Settlement Agreement that will, among other things, result in price reductions over a four-year period ending July 1, 2003.

FORWARD-LOOKING STATEMENTS

The above discussion contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax, and environmental legislation; our ability to successfully compete outside our traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; technological developments in the electric industry; the successful completion of a large-scale construction project; Year 2000 issues, and the strength of the real estate market.

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

We  are  exposed  to  the  impact  of  market  fluctuations  in  the  price  and distribution costs of electricity, natural gas, coal, and emissions allowances/credits and therefore employ established procedures to manage our risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into these derivative transactions for trading and to hedge certain natural gas in storage as well as purchases and sales of electricity, fuels, and emissions allowances/credits.

We measure the price risk in our commodity derivative portfolio on a daily basis utilizing market sensitivity based modeling to understand expected and potential single day favorable or unfavorable impacts to income before tax. The model results are monitored daily to ensure compliance against thresholds on a commodity and portfolio basis. As of September 30, 1999, a hypothetical adverse price movement of 10% in the market price of our commodity derivative portfolio would decrease the fair market value of these contracts by approximately $7 million. This analysis does not include the favorable impact this same hypothetical price move would have on the underlying position being hedged with the commodity derivative portfolio.

We are exposed to credit losses in the event of non-performance or non-payment by counterparties. We use a credit management process to assess and monitor the financial exposure of counterparties. We do not expect counterparty defaults to materially impact our financial condition, results of operations or net cash flow.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     CONSTRUCTION AND FINANCING PROGRAMS

See "Liquidity and Capital Resources" in Part I, Item 2 of this report for a discussion of construction and financing programs of the Company and its subsidiaries.

     COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

See Note 6 of Notes to Condensed  Consolidated  Financial  Statements in Part I,
Item 1 of this report for a discussion of competition and the rules regarding the introduction of retail electric competition in Arizona and a settlement agreement with the ACC.

     ENVIRONMENTAL MATTERS

     FEDERAL IMPLEMENTATION PLAN. In September 1999, the EPA proposed a Federal Implementation Plan (FIP) to set air quality standards at certain power plants, including the Navajo Generating Station and the Four Corners Power Plant. The comment period on this proposal ends in November 1999. The FIP is similar to current Arizona regulation of NGS and New Mexico regulation of Four Corners, with minor modifications. APS does not currently expect the FIP to have a material impact on its financial position or results of operations.

     CLEAN AIR ACT. As previously reported, APS filed a petition for review alleging EPA improperly classified Four Corners Unit 4 with respect to nitrogen oxides emissions limitations. See "Environmental Matters - Clean Air Act" in
Part I, Item 1 of the 1998 10-K. In October 1999, EPA issued a direct final rule, which classified Four Corners Unit 4 as APS had proposed. Depending on the comments filed by other parties, if any, the rules may become final as soon as December 1999. APS does not currently expect this rule to have a material impact on its financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.       Description
-----------       -----------
27.1              Financial Data Schedule

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

EXHIBIT NO.   DESCRIPTION                    ORIGINALLY FILED AS EXHIBIT:   FILE NO.(a)   DATE EFFECTIVE
-----------   -----------                    ----------------------------   -----------   --------------
10.1          Articles of Incorporation      19.1 to the Company's             1-8962        11-14-88
              restated as of July 29, 1988   September 30, 1988
                                             Form 10-Q Report

10.2          Bylaws, amended as of          3.1 to the Company's 1995         1-8962        4-1-96
              February 21, 1996              Form 10-K Report

10.3          Settlement Agreement           10.1 to APS' September 30,        1-4473        11-15-99
                                             1999 Form 10-Q Report

10.4          Retail Electric Competition    10.2 to APS' September 30,        1-4473        11-15-99
              Rules                          1999 Form 10-Q Report

     (b)  Reports on Form 8-K

     During the quarter ended September 30, 1999, and the period from October 1 through November 15, 1999, we filed the following reports on Form 8-K:

     Report  dated   August  26,  1999   regarding   the  ACC  Hearing   Officer
recommendations on APS' proposed Settlement Agreement and the proposed retail electric competition rules.

     Report dated September 21, 1999 regarding ACC approval of APS' Settlement Agreement and the retail electric competition rules.

     Report dated September 29, 1999 regarding our plan to construct an electric generating plant of up to 2,120 megawatts near Palo Verde.

----------
(a) Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PINNACLE WEST CAPITAL CORPORATION
                                          (Registrant)


Dated: November 15, 1999                By: Chris N. Froggatt
                                            ------------------------------------
                                            Chris N. Froggatt
                                            Vice President and Controller
                                            (Principal Accounting Officer and
                                            Officer Duly Authorized to sign this
                                            Report)