Form 10-K
period 1999-12-31
PINNACLE WEST CAPITAL CORP
filed 2000-03-30
CIK 764622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 1-8962.

                        PINNACLE WEST CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

             ARIZONA                                     86-0512431
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

400 East Van Buren Street, Suite 700                     (602) 379-2500
       Phoenix, Arizona 85004                    (Registrant's telephone number,
(Address of principal executive                        including area code)
  offices, including zip code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
================================================================================
                                                      NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                              WHICH REGISTERED
--------------------------------------------------------------------------------
Common Stock, ........................................  New York Stock Exchange
No Par Value                                            Pacific Stock Exchange
================================================================================
                                                          AGGREGATE MARKET VALUE
                                                            OF SHARES HELD BY
   TITLE OF EACH CLASS            SHARES OUTSTANDING AS    NON-AFFILIATES AS OF
   OF VOTING STOCK                  OF MARCH 27, 2000        MARCH 27, 2000
--------------------------------------------------------------------------------

Common Stock, No Par Value ......       84,722,640          $2,271,625,785(a)

----------
(a) Computed by reference to the closing price on the composite tape on March 27, 2000, as reported by the Wall Street Journal.
================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
================================================================================
                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 17, 2000 are incorporated by reference into Part III hereof.
================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
GLOSSARY .................................................................   1

PART I
   Item 1.  Business......................................................   2
   Item 2.  Properties....................................................  13
   Item 3.  Legal Proceedings.............................................  17
   Item 4.  Submission of Matters to a Vote of
              Security Holders............................................  17
   Supplemental Item.
            Executive Officers of the Registrant..........................  18

PART II
  Item 5.  Market for Registrant's Common Stock and
             Related Security Holder Matters..............................  20
  Item 6.  Selected Consolidated Financial Data...........................  21
  Item 7.  Financial Review...............................................  23
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.....  30
  Item 8.  Financial Statements and Supplementary Data....................  37
  Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  58

PART III
   Item 10. Directors and Executive Officers of the Registrant............  58
   Item 11. Executive Compensation........................................  58
   Item 12. Security Ownership of Certain Beneficial Owners
             and Management...............................................  58
   Item 13. Certain Relationships and Related Transactions................  58

PART IV
   Item 14. Exhibits, Financial Statements, Financial Statement
             Schedules, and Reports on Form 8-K ..........................  59

SIGNATURES................................................................  78

                                    GLOSSARY

ACC -- Arizona Corporation Commission

ACC STAFF -- Staff of the Arizona Corporation Commission

AFUDC -- Allowance for Funds Used During Construction

ANPP -- Arizona Nuclear Power Project, also known as Palo Verde

APS -- Arizona Public Service Company

APSES-- APS Energy Services Company, Inc.

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

KW -- Kilowatt, one thousand watts

KWH -- Kilowatt-hour, one thousand watts per hour

MW -- Megawatt hours, one million watts

MWH -- Megawatt hours, one million watts per hour

NGS -- Navajo Generating Station

NRC -- Nuclear Regulatory Commission

PALO VERDE -- Palo Verde Nuclear Generating Station

PINNACLE WEST ENERGY -- Pinnacle West Energy Corporation

SEC -- Securities and Exchange Commission

SALT RIVER  PROJECT -- Salt River  Project  Agricultural  Improvement  and Power
  District

SUNCOR -- SunCor Development Company

                                     PART I

                                ITEM 1. BUSINESS

THE COMPANY

     GENERAL

     We were incorporated in 1985 under the laws of the State of Arizona and are engaged, through our subsidiaries, in the generation, transmission, and distribution of electricity and selling energy, products and services; in real estate development; and in venture capital investment. Our principal executive offices are located at 400 East Van Buren Street, Suite 700, Phoenix, Arizona 85004 (telephone 602-379-2500).

     At December 31, 1999, we employed about 7,534 people, including the employees of our subsidiaries. Of these employees, 6,234 were employees of our major subsidiary, APS, and employees assigned to joint projects of APS where APS serves as a project manager, and about 1,300 were our employees and employees of our other subsidiaries.

     Our other subsidiaries, in addition to APS, include SunCor, El Dorado, APS Energy Services and Pinnacle West Energy. See "Business of SunCor Development Company," "Business of El Dorado Investment Company," "Business of APS Energy Services Company, Inc.," and "Business of Pinnacle West Energy Corporation" in this Item for further information regarding these businesses.

     This document contains "forward-looking statements" that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax, and environmental legislation; the ability of APS to successfully compete outside its traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; technological developments in the electric industry; Year 2000 issues; the strength of the stock market (particularly the technology sector) and the strength of the real estate market. See "Business of Arizona Public Service Company -- Competition" for a discussion of some of these factors.

                   BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

     Following is a discussion of the business of APS, our major subsidiary.

GENERAL

     APS was incorporated in 1920 under the laws of Arizona and is engaged principally in serving electricity in the State of Arizona. Our principal executive offices are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000). We own all of the outstanding shares of APS' common stock.

     APS is Arizona's largest electric utility, with 827,000 customers. APS provides wholesale or retail electric service to the entire state of Arizona, with the exception of Tucson and about one-half of the Phoenix area. During 1999, no single purchaser or user of energy accounted for more than 2% of total electric revenues. See Note 18 of Notes to Financial Statements for a discussion of business segments. At December 31, 1999, APS employed 6,234 people, which includes employees assigned to joint projects where APS is project manager.

COMPETITION

     RETAIL

     The ACC has regulatory authority over APS in matters relating to retail electric rates, the issuance of securities, and the transaction of business with affiliated parties. See Note 3 of Notes to Financial Statements in Item 8 for a discussion of the electric industry restructuring in Arizona, including APS' 1999 Settlement Agreement, ACC rules for the introduction of retail electric competition, and Arizona legislative initiatives. See also "Financial Review - Competition and Industry Restructuring" in Item 7. In addition to the introduction of competition pursuant to the Settlement Agreement and the ACC rules, APS is subject to varying degrees of competition in certain territories adjacent to or within areas that APS serves that are also currently served by other utilities in its region (such as Tucson Electric Power Company, Southwest Gas Corporation, and Citizens Utility Company) as well as cooperatives, municipalities, electrical districts, and similar types of governmental organizations (principally Salt River Project).

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

     WHOLESALE

     APS competes with other utilities, power marketers, and independent power producers in the sale of electric capacity and energy in the wholesale market. APS expects that competition to sell capacity will remain vigorous. APS' rates for wholesale power sales and transmission services are subject to regulation by the FERC. During 1999, approximately 23% of its electric operating revenues resulted from such sales and charges.

     The National Energy Policy Act of 1992 has promoted increased competition in the wholesale electric power markets. The Energy Act reformed provisions of the Public Utility Holding Company Act of 1935 and the Federal Power Act to remove certain barriers to competition for the supply of electricity. For example, the Energy Act permits the FERC to order transmission access for third parties to transmission facilities owned by another entity so that independent suppliers and other third parties can sell at wholesale to customers wherever located. The Energy Act does not, however, permit the FERC to issue an order requiring transmission access to retail customers.

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

     REGULATORY ASSETS

     APS' major regulatory assets are deferred income taxes and rate synchronization cost deferrals. As a result of APS' September 1999 Settlement Agreement, APS has discontinued the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," for its generation operations. This means that regulatory assets, unless reestablished as recoverable through ongoing regulated cash flows, were eliminated and the generation assets were tested for impairment. APS determined that the generation assets were not impaired. Prior to the Settlement Agreement, under a 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period that would have ended June 30, 2004. See Notes 1, 3, and 4 of Notes to Financial Statements in Item 8 for additional information.

     COMPETITIVE STRATEGIES

     APS is pursuing strategies to maintain and enhance its competitive position. These strategies include (i) cost management, with an emphasis on the reduction of variable costs (fuel, operations, and maintenance expenses) and on increased productivity through technological efficiencies; (ii) a focus on APS' core business through customer service, distribution system reliability, business segmentation, and the anticipation of market opportunities; (iii) an emphasis on good regulatory relationships; (iv) asset maximization (e.g., higher capacity factors and lower forced outage rates); (v) strengthening its capital structure and financial condition; (vi) leveraging core competencies into related areas, such as energy management products and services; and (vii) operating a trading floor and implementing a risk management program to provide for more stability of prices and the ability to retain or grow incremental margins through more competitive pricing and risk management. Underpinning APS' competitive strategies are the strong growth characteristics of its service territory. As competition in the electric utility industry continues to evolve, APS will continue to evaluate strategies and alternatives that will position it to compete effectively in a more competitive, restructured industry.

GENERATING FUEL AND PURCHASED POWER

     1999 ENERGY MIX

     APS' sources of energy during 1999 were: coal - 29.9%; nuclear - 22.4%; purchased power - 43.2%; gas - 4.4%; and other - 0.1%.

     COAL SUPPLY

     LEASES NGS and Four Corners are located on the Navajo Reservation and held under easements granted by the federal government as well as leases from the Navajo Nation. See "Properties- Plant Sites Leased from the Navajo Nation" in
Item 2. Most of the coal for Cholla is supplied by a coal supplier who mines all of the coal under a long-term lease of coal reserves owned by the Navajo Nation, the federal government, and private landholders. Remaining coal requirements are purchased on the spot market. All of the coal for Four Corners is purchased from a coal supplier with a long-term lease of coal reserves owned by the Navajo Nation. The coal for NGS comes from a supplier with a long-term lease with the Navajo Nation and the Hopi Tribe. See Note 12 of Notes to Financial Statements in Item 8 for information regarding our obligation for coal mine reclamation.

     CONTRACTS Cholla presently has sufficient coal under current contracts to ensure a reliable fuel supply through 2005. Portions of the fuel supply are bid on the spot market to take advantage of competitive pricing options. Following expiration of current contracts, there are numerous competitive fuel supply options available to ensure continuous plant operation. Cholla also has certain requirements for low sulfur coal and the current supplier is expected to continue to provide most of Cholla's low sulfur coal requirements through the current contract. There are sufficient reserves of low sulfur coal available from other suppliers to ensure the continued operation of Cholla for its useful life. The sulfur content of coal at Cholla for 1999 was 0.47%. Average prices paid for all coal supplied from reserves dedicated under existing contracts were slightly lower than, but comparable to, 1998. For the years remaining on the contracts after 2000, prices will be reduced.

     Four Corners is a mine-mouth operation which is under contract for coal through 2004. There are options to extend the contract through the plant site lease expiration in 2017. The sulfur content of Four Corners coal for 1999 was 0.77%, and the units are equipped with scrubbers. The average price paid for all coal supplied under the existing contract was slightly lower than, but comparable to, 1998. The Four Corners lease waives, until July 2001, the requirement that APS, as well as its fuel supplier, pay certain taxes to the Navajo Nation. In September 1997, a settlement agreement was finalized between the coal supplier, the Navajo Nation, and Four Corners participants, which settled certain issues in the lease regarding the obligation of the fuel supplier to pay taxes prior to the expiration of tax waivers in 2001. Pursuant to this agreement, the coal supplier currently pays a possessory interest tax to the Navajo Nation, which is contractually reimbursed by participants. The parties also agreed to investigate alternative contractual arrangements and business relationships before 2001 in an effort to permit the electricity generated at Four Corners to be priced competitively. APS anticipates that additional taxes will be levied by the Navajo Nation upon the expiration of the tax waivers; however, APS cannot currently predict the outcome of this matter or the amount of the additional taxes.

     NGS is under contract with its coal supplier through 2011, with options to extend through the plant site lease. The sulfur content of coal at NGS for 1999 was 0.53%, and the units are equipped with scrubbers. Average price paid for coal supplied in 1999 under the existing contract was lower than, but comparable to, 1998. The NGS lease waives certain taxes through the lease expiration in 2019. The lease provides for the potential to renegotiate the coal royalty in 2007 and 2017, which may impact the fuel price.

     NATURAL GAS SUPPLY

     APS is a party to contracts with a number of natural gas suppliers that allow it to purchase natural gas in the method it determines to be most economic. Currently, APS is purchasing the majority of its natural gas requirements from numerous companies under these contracts. APS' natural gas supply is transported pursuant to a firm transportation service contract with El Paso Natural Gas Company. APS continues to analyze the market to determine the most favorable source and method of meeting its natural gas requirements.

     NUCLEAR FUEL SUPPLY

     The fuel cycle for Palo Verde is comprised of the following stages:

       * the mining and milling of uranium ore to produce uranium concentrates,
       *  the conversion of uranium concentrates to uranium hexafluoride,
       *  the enrichment of uranium hexafluoride,
       *  the fabrication of fuel assemblies,
       *  the utilization of fuel assemblies in reactors and
       *  the storage of spent fuel and the disposal thereof.

The Palo Verde participants have made contractual arrangements to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 2002. Existing contracts and options could be utilized to meet approximately 88% of requirements in 2003, 88% of requirements in 2004, 49% of requirements in 2005, and 16% of requirements in 2006 and beyond. Spot purchases on the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contractual options.

     The Palo Verde participants have contracted for uranium conversion services. Existing contracts and options could be utilized to meet approximately 70% of requirements in 2000, 75% of requirements in 2001 and 80% of requirements in 2002. The Palo Verde participants have an enrichment services contract and an enriched uranium product contract that furnish enrichment services required for the operation of the three Palo Verde units through 2003. In addition, existing contracts will provide fuel assembly fabrication services until at least 2015 for each Palo Verde unit.

     SPENT NUCLEAR FUEL AND WASTE DISPOSAL. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987, the United States Department of Energy ("DOE") is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. The NRC, pursuant to the Waste Act, requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE. Under the Waste Act, DOE was to develop the facilities necessary for the storage and disposal of spent nuclear fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository. DOE has announced that such a repository now cannot be completed before 2010. In July 1996, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) ruled that the DOE has an obligation to start disposing of spent nuclear fuel no later than January 31, 1998. By way of letter dated December 17, 1996, DOE informed APS and other contract holders that DOE anticipates that it would be unable to begin acceptance of spent nuclear fuel for disposal in a repository or interim storage facility by January 31, 1998. In November 1997, the D.C. Circuit issued a Writ of Mandamus precluding DOE from excusing its own delay on the grounds that DOE has not yet prepared a permanent repository or interim storage facility. On May 5, 1998, the D.C. Circuit issued a ruling refusing to order DOE to begin moving spent nuclear fuel. See "Palo Verde Nuclear Generating Station" in Note 12 of Notes to Financial Statements in Item 8 for a discussion of interim spent fuel storage costs.

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

     APS has storage capacity in existing fuel storage pools at Palo Verde which, with certain modifications, could accommodate all fuel expected to be discharged from normal operation of Palo Verde through about 2002. Construction of a new facility for on-site dry storage of spent fuel is underway. Once this facility is completed and approvals are granted, APS believes that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation beyond 2002.

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

PURCHASED POWER AGREEMENTS

     In addition to that available from its own generating capacity (see "Properties" in Item 2), APS purchases electricity from other utilities under various arrangements. One of the most important of these is a long-term contract with Salt River Project. This contract may be canceled by Salt River Project on three years' notice and requires Salt River Project to make available, and APS to pay for, certain amounts of electricity. The amount of electricity is based in large part on customer demand within certain areas now served by APS pursuant to a related territorial agreement. The generating capacity available to APS pursuant to the contract was 316 MW January through May 1999, and starting June 1999 changed to 302 MW. In 1999, APS received approximately 1,056,200 MWh of energy under the contract and paid about $43.9 million for capacity availability and energy received. See Note 3 of Notes to Financial Statements for a discussion of amendments to this contract and other agreements with Salt River Project.

     In September 1990, APS entered into a thirty year agreement under which APS and PacifiCorp engage in one-for-one seasonal capacity exchanges. APS receives electricity from PacifiCorp during APS' summer peak season. APS will have 480 MW of generating capacity available to it under the agreements until 2020. In 1999, APS had 480 MW of generating capacity available from PacifiCorp and APS received approximately 572,382 MWh of energy under the capacity exchange.

CONSTRUCTION PROGRAM

     During the years 1997 through 1999, APS incurred approximately $962 million in capital expenditures. Utility capital expenditures for the years 2000 through 2002 are expected to be primarily for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities, and for environmental purposes. Capitalized expenditures, including expenditures for environmental control facilities, for the years 2000 through 2002 have been estimated as follows:

                       (MILLIONS OF DOLLARS)
          BY YEAR                               BY MAJOR FACILITIES
          -------                               -------------------
2000                  $  384        Production                           $  255
2001                     342        Transmission and Distribution           691
2002                     334        General                                 114
                      ------                                             ------
     Total            $1,060             Total                           $1,060
                      ======                                             ======

     The amounts for 2000 through 2002 exclude capitalized interest costs and include capitalized property taxes and about $30-$35 million each year for nuclear fuel. APS conducts a continuing review of its construction program.

MORTGAGE REPLACEMENT FUND REQUIREMENTS

     So long as any of APS' first mortgage bonds are outstanding, APS is required for each calendar year to deposit with the trustee under its mortgage cash in a formularized amount related to net additions to its mortgaged utility plant. APS may satisfy all or any part of this "replacement fund" requirement by utilizing redeemed or retired bonds, net property additions, or property retirements. For 1999, the replacement fund requirement amounted to approximately $143 million. Certain of the bonds APS has issued under the mortgage that are callable prior to maturity are redeemable at their par value plus accrued interest with cash APS deposits in the replacement fund. This is subject in many cases to a period of time after the original issuance of the bonds during which they may not be so redeemed.

ENVIRONMENTAL MATTERS

     EPA ENVIRONMENTAL REGULATION

     CLEAN AIR ACT. APS is subject to a number of requirements under the Clean Air Act. Pursuant to the Clean Air Act, the EPA adopted regulations that address visibility impairment in certain federally-protected areas which can be reasonably attributed to specific sources. In September 1991, the EPA issued a final rule that limited sulfur dioxide emissions at NGS. One NGS unit had to comply with this rule in 1997, one in 1998, and the last unit in 1999. Salt River Project is the NGS operating agent. Salt River Project estimates a capital cost of $430 million and annual operations and maintenance costs of approximately $14 million for all three units, for NGS to meet these requirements. APS is required to fund 14% of these expenditures. About all of these capital costs have been incurred.

     The Clean Air Act also addresses, among other things:

          *  "acid rain,"
          *  visibility in certain specified areas,
          *  hazardous air pollutants and
          * areas that have not attained national ambient air quality standards.

With respect to "acid rain," the Clean Air Act establishes a system of sulfur dioxide emissions "allowances." Each existing utility unit is granted a certain number of "allowances." For Phase II plants, which include APS' plants, allowances will be required beginning in the year 2000 to operate the plants. Based on EPA allowance allocations,

APS has sufficient allowances to permit continued operation of its plants at current levels without installing additional equipment.

     The Clean Air Act also requires the EPA to set nitrogen oxides emissions limitations. These limitations require certain plants to install additional pollution control equipment. In December 1996, the EPA issued rules for nitrogen oxides emissions limitations that would have required APS to install additional pollution control equipment at Four Corners by January 1, 2000. On February 14, 1997, APS filed a Petition for Review in the United States Court of Appeals for the District of Columbia. APS alleged that the EPA improperly classified Four Corners Unit 4 in these rules, thereby subjecting Unit 4 to a more stringent emission limitation. ARIZONA PUBLIC SERVICE COMPANY V. UNITED STATES ENVIRONMENTAL PROTECTION AGENCY, No. 97-1091. In February 1998, the Court vacated the Unit 4 emission limitation and remanded the issue to EPA for reconsideration. In December 1999, EPA's direct final rule, which classified Four Corners Unit 4 as APS had proposed, became final. APS does not currently expect this rule to have a material impact on its financial position or results of operations.

     With respect to protection of visibility in certain specified areas, the Clean Air Act requires the EPA to conduct a study concerning visibility impairment in those areas and to identify sources contributing to such impairment. Interim findings of this study indicate that any beneficial effect on visibility as a result of the Clean Air Act would be offset by expected population and industry growth. The Clean Air Act also requires EPA to establish a "Grand Canyon Visibility Transport Commission" to complete a study on visibility impairment in the "Golden Circle of National Parks" in the Colorado Plateau. NGS, Cholla, and Four Corners are located near the Golden Circle of
National Parks. The Commission completed its study and on June 10, 1996 submitted its final recommendations to the EPA.

     On April 22, 1999, the EPA announced final regional haze rules. These new regulations require states to submit, by 2008, implementation plans containing requirements to eliminate all man-made emissions causing visibility impairment in certain specified areas, including the Golden Circle of National Parks in the Colorado Plateau. The 2008 implementation plans must also include consideration and potential application of best available retrofit technology ("BART") for major stationary sources which came into operation between August 1962 and August 1977, such as the Navajo Generating Station, Cholla Power Plant and Four Corners Power Plant. The nine western states and tribes that participated in the Grand Canyon Visibility Transport Commission process will have the option to follow an alternate implementation plan and schedule for areas considered by the Commission. Under this option, those states and tribes would submit implementation plans by 2003, which would incorporate the emission reduction scheme adopted in the Commission's recommendations and application of BART by 2018, possibly using an emission trading program. Any states and tribes that implement this option will also have to submit revised implementation plans in 2008 to address visibility in certain specified areas that were not considered by the Commission. Because Arizona and the Navajo Nation have the discretion to choose between the national or Commission options and a variety of pollution controls to meet the requirements of the regional haze rules, the actual impact on APS cannot be determined at this time.

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

     With respect to hazardous air pollutants emitted by electric utility steam generating units, the Clean Air Act requires two studies. The results of the first study indicated an impact from mercury emissions from such units in certain unspecified areas. The EPA has not yet stated whether or not mercury emissions limitations will be imposed. Secondly, the EPA will complete a general study by December 2000 concerning the necessity of regulating hazardous air pollutant emissions from such units under the Clean Air Act. Because APS cannot speculate as to the ultimate requirements by the EPA, APS cannot currently estimate the capital expenditures, if any, which may be required as a result of these studies.

     Certain aspects of the Clean Air Act may require APS to make related expenditures, such as permit fees. APS does not expect any of these to have a material impact on its financial position or results of operations.

     FEDERAL IMPLEMENTATION PLAN. In September 1999, the EPA proposed a Federal Implementation Plan ("FIP") to set air quality standards at certain power plants, including the Navajo Generating Station and the Four Corners Power Plant. The comment period on this proposal ended in November 1999. The FIP is similar to current Arizona regulation of NGS and New Mexico regulation of Four Corners, with minor modifications. APS does not currently expect FIP to have a material impact on its financial position or results of operations.

     SUPERFUND. The Comprehensive Environmental Response, Compensation, and Liability Act ("Superfund") establishes liability for the cleanup of hazardous substances found contaminating the soil, water, or air. Those who generated, transported, or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties ("PRPs"). PRPs may be strictly, and often jointly and severally, liable for the cost of any necessary remediation of the substances. The EPA had previously advised APS that the EPA considers APS to be a PRP in the Indian Bend Wash Superfund Site, South Area. Our Ocotillo Power Plant is located in this area. APS is in the process of conducting an investigation to determine the extent and scope of contamination at the plant site. Based on the information to date, including available insurance coverage and an EPA estimate of cleanup costs, APS does not expect this matter to have a material impact on its financial position or results of operations.

     MANUFACTURED GAS PLANT SITES. APS is currently investigating properties which APS now owns or which were at one time owned by APS or its corporate predecessors, that were at one time sites of, or sites associated with, manufactured gas plants. The purpose of this investigation is to determine if:

          *    waste materials are present
          *    such materials constitute an environmental or health risk and
          *    APS has any responsibility for remedial action.

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

     In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act (collectively, the "Acts"). Pursuant to the Acts, the Navajo Nation Environmental Protection Agency is authorized to promulgate regulations covering air quality, drinking water, and pesticide activities, including those that occur at Four Corners and NGS. By separate letters dated October 12 and October 13, 1995, the Four Corners participants and the NGS participants requested the United States Secretary of the Interior to resolve their dispute with the Navajo Nation regarding whether or not the Acts apply to operations of Four Corners and NGS. On October 17, 1995, the Four Corners participants and the NGS participants each filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that

          * their respective leases and federal easements preclude the application of the Acts to the operations of Four Corners and NGS and
          * the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners and NGS.

On October 18, 1995, the Navajo Nation and the Four Corners and NGS participants agreed to indefinitely stay these proceedings so that the parties may attempt to resolve the dispute without litigation. The Secretary and the Court have stayed these proceedings pursuant to a request by the parties. APS cannot currently predict the outcome of this matter.

     In February 1998, the EPA promulgated regulations specifying those provisions of the Clean Air Act for which it is appropriate to treat Indian tribes in the same manner as states. The EPA indicated that it believes that the Clean Air Act generally would supersede pre-existing binding agreements that may limit the scope of tribal authority over reservations. On April 10, 1998, APS filed a Petition for Review in the United States Court of Appeals for the District of Columbia. ARIZONA PUBLIC SERVICE COMPANY V. UNITED STATES ENVIRONMENTAL PROTECTION AGENCY, No. 98-1196. On February 19, 1999, the EPA promulgated regulations setting forth the EPA's approach to issuing Federal operating permits to covered stationary sources on Indian reservations. On April 15, 1999, APS filed a Petition for Review in the United States Court of Appeals for the District of Columbia. ARIZONA PUBLIC SERVICE COMPANY V. UNITED STATES ENVIRONMENTAL PROTECTION AGENCY, No. 99-1146.

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

     A summons served on APS in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987, in an action pending in Maricopa County Superior Court. (IN RE THE GENERAL ADJUDICATION OF ALL RIGHTS TO USE WATER IN THE GILA RIVER SYSTEM AND SOURCE, Supreme Court Nos. WC-79-0001 through WC-79-0004 (Consolidated) [WC-1, WC-2, WC-3 and WC-4 (Consolidated)], Maricopa County Nos. W-1, W-2, W-3 and W-4 (Consolidated)). Palo Verde is located within the geographic area subject to the summons. APS' rights and the rights of the Palo Verde participants to the use of groundwater and effluent at Palo Verde is potentially at issue in this action. As project manager of Palo Verde, APS filed claims that dispute the court's jurisdiction over the Palo Verde participants' groundwater rights and their contractual rights to effluent relating to Palo Verde. Alternatively, APS seeks confirmation of such rights. Three of APS' less-utilized power plants are also located within the geographic area subject to the summons. APS' claims dispute the court's jurisdiction over its groundwater rights with respect to these plants. Alternatively, APS seeks confirmation of such rights. The Arizona Supreme Court recently issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. APS and other parties have petitioned the U.S. Supreme Court for review of this decision. Another issue important to the claims is pending on appeal to the Arizona Supreme Court. No trial date concerning APS' water rights claims has been set in this matter.

     APS has also filed claims to water in the Little Colorado River Watershed in Arizona in an action pending in the Apache County Superior Court. (IN RE THE GENERAL ADJUDICATION OF ALL RIGHTS TO USE WATER IN THE LITTLE COLORADO RIVER SYSTEM AND SOURCE, Supreme Court No. WC-79-0006 WC-6, Apache County No. 6417). APS' groundwater resource utilized at Cholla is within the geographic area subject to the adjudication and is therefore potentially at issue in the case. APS' claims dispute the court's jurisdiction over its groundwater rights. Alternatively, APS seeks confirmation of such rights. The parties are in the process of settlement negotiations with respect to this matter. No trial date concerning APS' water rights claims has been set in this matter.

     Although the foregoing matters remain subject to further evaluation, APS expects that the described litigation will not have a material adverse impact on its financial position or results of operations.

                     BUSINESS OF SUNCOR DEVELOPMENT COMPANY

     SunCor was incorporated in 1965 under the laws of the State of Arizona and is engaged primarily in the acquisition, ownership, development, operation, and sale of land and other real property, including homes and commercial buildings. The principal executive offices of SunCor are located at 3838 North Central, Suite 1500, Phoenix, Arizona 85012 (telephone 602-285-6800). SunCor and its subsidiaries, excluding SunCor Resort & Golf Management, Inc. ("Resort Management"), employ approximately 140 persons. Resort Management, which manages the Wigwam Resort and Country Club (the "Wigwam"), employs between 620 and 750 persons at the Wigwam, depending on the Wigwam's operating season. In addition, Resort Management operates four golf courses and three family entertainment operations, which together employ about 350 people.

     SunCor's assets consist primarily of land and improvements and other real estate investments. SunCor's major asset is the Palm Valley project, which consists of over 7,000 acres and is located west of Phoenix in the area of Goodyear/Litchfield Park, Arizona ("Palm Valley"). SunCor has completed the master plan for development of Palm Valley. There has been significant residential and commercial development at Palm Valley by SunCor and by other developers that have acquired land from SunCor or entered into joint ventures with SunCor. Development at Palm Valley currently includes residential communities, including a retirement community, with golf courses, hotels, restaurants, commercial and retail outlets, a hospital, and assisted-care facilities.

     Other SunCor projects under development include seven master-planned communities and four commercial projects. The four commercial projects and four of the master-planned communities are located in the Phoenix area. Other master-planned communities are located near Sedona, Arizona, St. George, Utah, and Santa Fe, New Mexico. Several of the master-plan and commercial projects are joint ventures with other developers, financial partners, or landowners.

     For the past three years, SunCor's operating revenues were about: 1999, $130.2 million; 1998, $125.4 million; and 1997, $123.6 million. For those same periods, SunCor's net income was about: 1999, $6.1 million; 1998, $44.7 million; and 1997, $5.3 million. About $37.2 million of SunCor's 1998 net income represents income related to the recognition of a deferred tax asset. The deferred tax asset relates to net operating losses and book/tax basis differences. SunCor is expected to realize these benefits in subsequent periods pursuant to an intercompany tax allocation agreement. On a consolidated basis, there was no impact to consolidated net income. SunCor's capital needs consist primarily of capital expenditures for land development and home construction for SunCor's homebuilding subsidiary, Golden Heritage Homes, Inc. On the basis of projects now under development, SunCor expects capital needs over the next three years to be 2000, $53 million; 2001, $43 million; and 2002, $51 million.

     At December 31, 1999,  SunCor had total assets of about $437  million.  See
Note 6 of Notes to the Consolidated Financial Statements in Item 8 for information regarding SunCor's long-term debt. SunCor intends to continue its focus on real estate development in homebuilding and the development of residential, commercial, and industrial projects.

                    BUSINESS OF EL DORADO DEVELOPMENT COMPANY

     El Dorado was incorporated in 1983 under the laws of the State of Arizona and is engaged principally in the business of making equity investments in other companies. El Dorado's short-term goal is to convert its venture capital portfolio to cash as quickly and as advantageously as possible. On a long-term basis, we may use El Dorado, when appropriate, as our subsidiary for new ventures that are strategic to our principal business of generating, distributing, and marketing electricity. El Dorado's offices are located at 400 East Van Buren Street, Suite 800, Phoenix, Arizona 85004 (telephone 602-379-2589).

     At December 31, 1999, El Dorado had an investment in a venture capital partnership at a carrying amount of $21.3 million. In addition, El Dorado had a 54% interest in a privately held company and limited partnership interests in two professional sports teams.

     For the past three years, El Dorado's net income was: $11.5 million in 1999, $4.5 million in 1998, and $8.2 million in 1997. At December 31, 1999, El Dorado had total assets of $36.6 million.

                  BUSINESS OF APS ENERGY SERVICES COMPANY, INC.

     APS Energy Services was incorporated in 1998 under the laws of the State of Arizona and is engaged principally in the business of selling unregulated power and related services. APS Energy Services' principal offices are located at 400 East Van Buren Street, Station 8103, Phoenix, Arizona 85004 (telephone (602) 250-5000).

                  BUSINESS OF PINNACLE WEST ENERGY CORPORATION

     Pinnacle West Energy Corporation was incorporated in 1999 under the laws of the State of Arizona and is engaged principally in the business of the development and production of wholesale energy. Pinnacle West Energy is the subsidiary through which we intend to conduct our future unregulated generation operations. Pinnacle West Energy's principal offices are located at 400 North Fifth Street, Station 8987, Phoenix, Arizona 85004 (telephone (602) 250-4145).

     Pinnacle West Energy's capital expenditures in 1999 were $21 million. Projected capital expenditures are $152 million in 2000; $240 million in 2001; and $245 million in 2002.

                               ITEM 2. PROPERTIES

ACCREDITED CAPACITY

     APS' present generating facilities have an accredited capacity as follows:

                                                                   Capacity(kW)
                                                                   ------------
Coal:
  Units 1, 2, and 3 at Four Corners ............................     560,000
  15% owned Units 4 and 5 at Four Corners ......................     222,000
  Units 1, 2, and 3 at Cholla Plant ............................     615,000
  14% owned Units 1, 2, and 3 at the Navajo Plant ..............     315,000
                                                                   ---------
                                                                   1,712,000
                                                                   ---------
Gas or Oil:
  Two steam units at Ocotillo and two steam units at Saguaro....     435,000(1)
  Eleven combustion turbine units ..............................     493,000
  Three combined cycle units ...................................     255,000
                                                                   ---------
                                                                   1,183,000
                                                                   ---------
Nuclear:
  29.1% owned or leased Units 1, 2, and 3 at Palo Verde ........   1,086,300
                                                                   ---------

Other ..........................................................       5,600
                                                                   ---------

  Total ........................................................   3,986,900
                                                                   =========
----------
(1)  West Phoenix steam units (108,300 kW) are currently mothballed.

                                   ----------
RESERVE MARGIN

     APS' 1999 peak  one-hour  demand on its  electric  system was  recorded  on
August 24, 1999 at 4,934,700 kW, compared to the 1998 peak of 5,027,000 kW recorded on July 16. Taking into account additional capacity then available to APS under traditional long-term purchase power contracts as well as APS' own generating capacity, APS' capability of meeting system demand on August 24, 1999 amounted to 4,754,600 kW, for an installed reserve margin of (4.4%). The power actually available to APS from its resources fluctuates from time to time due in part to planned outages and technical problems. The available capacity from sources actually operable at the time of the 1999 peak amounted to 3,587,100 kW, for a margin of (27.5%). Firm purchases, including short-term seasonal purchases, totaling 1,643,000 kW were in place at the time of the peak ensuring the ability to meet the load requirement, with an actual reserve margin of 9.1%.

PLANT SITES LEASED FROM NAVAJO NATION

     LEASES NGS and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Nation. These are long term agreements with options to extend, and we do not believe that the risk with respect to enforcement of these easements and leases is material. The majority of coal contracted for use in these plants and certain associated transmission lines are also located on Indian reservations. See "Generating Fuel and Purchased Power -- Coal Supply" in Item 1.

     TAX AND ROYALTY See "Generating Fuel and Purchased Power -- Coal Supply" in
Item 1 for a discussion of changes in the amount of royalty payments and expiration of tax waivers under the NGS and Four Corners leases.

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

     NUCLEAR DECOMMISSIONING COSTS

         The NRC recently amended its rules on financial assurance requirements for the decommissioning of nuclear power plants. The amended rules became effective on November 23, 1998. The amended rules provide that a licensee may use an external sinking fund as the exclusive financial assurance mechanism if the licensee recovers estimated total decommissioning costs through cost of service rates or through a "non-bypassable charge." Other mechanisms are prescribed, including prepayment, if the requirements for exclusive reliance on the external sinking fund mechanism are not met. APS currently relies on the external sinking fund mechanism to meet the NRC financial assurance requirements for its interests in Palo Verde Units 1, 2, and 3. The decommissioning costs of Palo Verde Units 1, 2, and 3 are currently included in ACC jurisdictional rates. ACC rules regarding the introduction of retail electric competition in Arizona (see Note 3 of Notes to Consolidated Financial Statements) currently provide that decommissioning costs would be recovered through a non-bypassable "system benefits" charge, which would allow APS to maintain its external sinking fund mechanism. See Note 2 of Notes to Consolidated Financial Statements in Item 8 for additional information about nuclear decommissioning costs.

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

INFORMATION REGARDING PROPERTIES OF SUNCOR

     See "Business of SunCor Development Company" for information regarding SunCor's properties.

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

                            ITEM 3. LEGAL PROCEEDINGS

     APS In June 1999, the Navajo Nation served Salt River Project with a lawsuit naming Salt River Project, several Peabody Coal Company entities ("Peabody"), Southern California Edison Company and other defendants, and citing various claims in connection with the renegotiations of the coal royalty and lease agreements under which Peabody mines coal for the Navajo and Mohave Generating Stations. THE NAVAJO NATION V. PEABODY HOLDING COMPANY, INC., ET AL., United States District Court for the District of Columbia, CA-99-0469-EGS. APS is a 14% owner of Navajo Generating Station, which Salt River Project operates. The suit alleges, among other things, that the defendants obtained a favorable coal royalty rate by improperly influencing the outcome of a federal administrative process under which the royalty rate was to be adjusted. The suit seeks $600 million in damages, treble damages, punitive damages of not less than $1 billion, and the ejection of defendants "from all possessory interests and Navajo Tribal lands" arising out of the [primary coal lease]. Salt River Project has advised APS that it denies all charges and will vigorously defend itself. Because the litigation is in preliminary stages, APS cannot currently predict the outcome of this matter.

     See "Environmental Matters" and "Water Supply" in Item 1 in regard to pending or threatened litigation and other disputes. See "Regulatory Matters" in
Note 3 of Notes to Consolidated Financial Statements in Item 8 for a discussion of competition and the rules regarding the introduction of retail electric competition in Arizona and related litigation. In December 1999, APS filed a lawsuit to protect its legal rights regarding the rules, and in the complaint APS asked the Court for (i) a judgment vacating the retail electric competition rules, (ii) a declaratory judgment that the rules are unlawful because, among other things, they were entered into without proper legal authorization, and
(iii) a permanent injunction barring the ACC from enforcing or implementing the rules and from promulgating any other regulations without lawful authority. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, CV99-21907. On August 28, 1998, APS filed two lawsuits to protect its legal rights under the stranded cost order and in its complaints the Company asked the Court to vacate and set aside the order. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, CV 98-15728. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, 1-CA-CC-98-0008.

                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

     Not applicable.

                               SUPPLEMENTAL ITEM.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name                Age at March 1, 2000   Position(s) at March 1, 2000
----                --------------------   ----------------------------
Robert S. Aiken             43             Vice President, Federal Affairs
John G. Bohon               54             Vice President, Corporate Services &
                                             Human Resources
Jack E. Davis               53             President, APS Energy Delivery &
                                             Sales
Armando B. Flores           56             Executive Vice President, Corporate
                                             Business Services
Edward Z. Fox               46             Vice President, Communications,
                                             Environment & Safety
Chris N. Froggatt           42             Vice President & Controller
Barbara M. Gomez            45             Treasurer
James L.  Kunkel            62             Vice President
James M. Levine             50             Executive Vice President, APS
                                             Generation
Nancy C. Loftin             46             Vice President & General Counsel
Michael V. Palmeri          41             Vice President, Finance
William J.  Post            49             President and Chief Executive
                                             Officer(1)
Martin L. Shultz            55             Vice President, Government Affairs
Richard Snell               69             Chairman of the Board of
                                             Directors (1)
William L. Stewart          56             President, APS Generation
Faye Widenmann              51             Vice President and Secretary

----------
(1)  member of the Board of Directors

     The executive officers of the Company are elected no less often than annually and may be removed by the Board of Directors at any time. The terms served by the named officers in their current positions and the principal occupations (in addition to those stated in the table) of such officers for the past five years have been as follows:

     Mr. Aiken was elected to his present position in July 1999. Prior to that time he was the Company's Manager, Federal Affairs (November 1986-July 1999).

     Mr. Bohon was elected to his present position in July 1999. Prior to that time he was Vice President, Corporate Services and Human Resources of APS (October 1998-July 1999), Vice President, Procurement of APS (April 1997-October
1998) and Director, Corporate Services of APS (December 1989-April 1997).

     Mr. Davis was elected to his present position in October 1998. Prior to that time he was Executive Vice President, Commercial Operations of APS (September 1996-October 1998) and Vice President, Generation and Transmission of APS (June 1993-September 1996). Mr. Davis is a director of APS.

     Mr. Flores was elected to his present position in July 1999. Prior to that time, he was Executive Vice President, Corporate Business Services of APS (October 1998-July 1999), Senior Vice President, Corporate Business Services of APS (September 1996-October 1998) and Vice President, Human Resources of APS (December 1991-September 1996).

     Mr. Fox was elected to his present position in July 1999. Prior to that time he was Vice President, Environmental/Health/Safety and New Technology Ventures of APS (October 1995-July 1999), Director, Arizona Department of Environmental Quality and Chairman, Wastewater Management Authority of Arizona (July 1991-September 1995).

     Mr. Froggatt was elected to his present position in July 1999. Prior to that time he was Controller of APS (July 1997-July 1999) and Director, Accounting Services of APS (December 1992-July 1997).

     Ms. Gomez was elected to her present position in August 1999. Prior to that time, she was Manager, Treasury Operations of APS (1997-1999) and Manager, Financial Planning of APS (1994-1997). She was also elected Treasurer of APS in October 1999.

     Mr. Kunkel was elected Vice President effective December 15, 1997. Prior to December 1997, he was a partner with the accounting firm PricewaterhouseCoopers, successor to Coopers & Lybrand, in both their Los Angeles and Phoenix offices. Mr. Kunkel is also a director of Aztar Corporation.

     Mr. Levine was elected to his present position in July 1999. Prior to that time he was Senior Vice President, Nuclear Generation of APS (September 1996-July 1999) and Vice President, Nuclear Production of APS (September 1989-September 1996).

     Ms. Loftin was elected to her present position in July 1999. She was elected to the positions of Vice President and Chief Legal Counsel of APS in September 1996. Prior to that time, she was Secretary of APS (since April 1987) and Corporate Counsel of APS (since February 1989). She was also elected Vice President and General Counsel of APS in July 1999.

     Mr. Palmeri was elected to his present position in August 1999. Prior to that time he was Treasurer of APS and Pinnacle West (July 1997-September 1999), Assistant Treasurer of Pinnacle West (February 1994-July 1997) and Manager of Finance of Pinnacle West (June 1990-February 1994). He also was elected Vice President, Finance of APS in October 1999.

     Mr. Post was elected President effective August, 1999, and Chief Executive Officer effective February 1999. He has served as an officer of the Company since 1995 in the following capacities: from August 1999 to present as President and Chief Executive Officer; from February 1999 to August 1999 as Chief Executive Officer; from February 1997 to February 1999 as President; and from June 1995 to February 1997 as Executive Vice President. He was also elected President and Chief Executive Officer of APS in February 1997. In October 1998, he resigned as President and maintained the position of Chief Executive Officer of APS. He was APS' Chief Operating Officer (September 1994-February 1997), as well as a Senior Vice President of APS since June 1993. Mr. Post is also a director of APS and Blue Cross-Blue Shield of Arizona.

     Mr. Shultz was elected to his current position in July 1999. Prior to that time he held the position of Director of Government Relations for APS (1988-July
1999).

     Mr. Snell has been Chairman of the Board of the Company and Chairman of the Board of APS since February 1990. Until February 1999, he was also Chief Executive Officer of the Company, and until February 1997, he was President of the Company. Mr. Snell is also a director of Aztar Corporation and Central Newspapers, Inc.

     Mr. Stewart was elected to his present position in October 1998. Prior to that time he was Executive Vice President, Generation of APS (September 1996-October 1998), and Executive Vice President, Nuclear of APS (May 1994-September 1996). Mr. Stewart is a director of APS.

     Ms. Widenmann was elected to her current position in July 1999. Prior to that time, she held the position of Secretary (since 1985) and Vice President of Corporate Relations and Administration (since November 1986). She was also elected Vice President and Secretary of APS in July 1999.

                                     PART II

                     ITEM 5. MARKET FOR REGISTRANT'S COMMON
                    STOCK AND RELATED SECURITY HOLDER MATTERS

     Our common stock is publicly held and is traded on the New York and Pacific Stock Exchanges. At the close of business on March 27, 2000, our common stock was held of record by approximately 42,645 shareholders.

     The chart below sets forth the common stock price ranges on the composite tape, as reported in the Wall Street Journal for 1999 and 1998. The chart also sets forth the dividends declared during each of the four quarters for 1999 and 1998.

                     COMMON STOCK PRICE RANGES AND DIVIDENDS

                        HIGH             LOW          DIVIDEND PER SHARE(a)
                        ----             ---          ---------------------
    1999
    1st Quarter        43 3/8          35 15/16            $ .325
    2nd Quarter        42 15/16        36 1/4                .650
    3rd Quarter        41 5/16         34 11/16                --
    4th Quarter        38 1/8          30 3/16               .350

    1998
    1st Quarter        45              39 3/8              $ .300
    2nd Quarter        46 3/16         42                    .600
    3rd Quarter        45 9/16         40 1/16                 --
    4th Quarter        49 1/4          41 5/8                .325

----------
(a)  Dividends for the third quarter of 1999 and 1998 were declared in June.

ITEM 6. SELECTED CONSOLIDATED DATA
(dollars in thousands, except per share amounts)

                                                 1999            1998         1997           1996            1995
                                             -----------     -----------   -----------    -----------     -----------
OPERATING RESULTS
Operating revenues
 Electric                                    $ 2,293,184     $ 2,006,398   $ 1,878,553    $ 1,718,272     $ 1,614,952
 Real estate                                     130,169         124,188       116,473         99,488          54,846
Income from continuing operations            $   269,772     $   242,892   $   235,856    $   211,059 (a) $   199,608
Discontinued operations                           38,000 (d)          --            --         (9,539)(b)          --
Extraordinary charge - net of income tax        (139,885)(e)          --            --        (20,340)(c)     (11,571)(c)
                                             -----------     -----------   -----------    -----------     -----------
      Net income                             $   167,887     $   242,892   $   235,856    $   181,180     $   188,037
                                             ===========     ===========   ===========    ===========     ===========
Common Stock Data

Book value per share - year-end              $     26.00     $     25.50   $     23.90    $     22.51     $     21.49
Earnings (loss) per average common
 share outstanding
 Continuing operations - basic               $      3.18     $      2.87   $      2.76    $      2.41 (a) $      2.28
 Discontinued operations                            0.45              --            --          (0.11)             --
 Extraordinary charge                              (1.65)             --            --          (0.23)          (0.13)
                                             -----------     -----------   -----------    -----------     -----------
 Net income - basic                          $      1.98     $      2.87   $      2.76    $      2.07     $      2.15
                                             ===========     ===========   ===========    ===========     ===========
 Continuing operations - diluted             $      3.17     $      2.85   $      2.74    $      2.40 (a) $      2.27
 Net income - diluted                        $      1.97     $      2.85   $      2.74    $      2.06     $      2.14
Dividends declared per share                 $     1.325     $     1.225   $     1.125    $     1.025     $     0.925
Indicated annual dividend rate - year-end    $      1.40     $      1.30   $      1.20    $      1.10     $      1.00
Average common shares outstanding - basic     84,717,135      84,774,218    85,502,909     87,441,515      87,419,300
Average common shares outstanding - diluted   85,008,527      85,345,946    86,022,709     88,021,920      87,884,226

TOTAL ASSETS                                 $ 6,608,506     $ 6,824,546   $ 6,850,417    $ 6,989,289     $ 6,997,052
                                             -----------     -----------   -----------    -----------     -----------
LIABILITIES AND EQUITY

Long-term debt less current maturities       $ 2,206,052     $ 2,048,961   $ 2,244,248    $ 2,372,113     $ 2,510,709
Other liabilities                              2,196,721       2,516,993     2,407,572      2,428,180       2,336,695
                                             -----------     -----------   -----------    -----------     -----------
                                               4,402,773       4,565,954     4,651,820      4,800,293       4,847,404
Minority interests
 Non-redeemable preferred stock of APS                --          85,840       142,051        165,673         193,561
 Redeemable preferred stock of APS                    --           9,401        29,110         53,000          75,000
Common stock equity                            2,205,733       2,163,351     2,027,436      1,970,323       1,881,087
                                             -----------     -----------   -----------    -----------     -----------
      Total liabilities and equity           $ 6,608,506     $ 6,824,546   $ 6,850,417    $ 6,989,289     $ 6,997,052
                                             ===========     ===========   ===========    ===========     ===========

(a) Includes an after-tax charge of $18.9 million ($0.22 per share) for a voluntary severance program and about $12 million ($0.13 per share) of income tax benefits related to capital loss carryforwards.
(b) Charges, net of tax, associated with the settlement of a legal matter related to MeraBank, A Federal Savings Bank.
(c) Charges associated with the repayment or refinancing of the parent company's high-coupon debt.
(d) Tax benefit stemming from the resolution of income tax matters related to MeraBank, A Federal Savings Bank.
(e)  Charges associated with a regulatory disallowance.

(dollars in thousands, except per share amounts)

                                           1999           1998           1997           1996           1995
                                       -----------    -----------    -----------    -----------    -----------
ELECTRIC OPERATING REVENUES
Residential                            $   805,173    $   766,378    $   746,937    $   721,877    $   669,762
Commercial                                 733,038        699,016        687,988        678,130        653,425
Industrial                                 159,329        172,296        164,696        162,324        156,501
Irrigation                                   7,374          7,288          8,706          9,448          9,596
Other                                       11,708         10,644         11,842         13,078         12,631
                                       -----------    -----------    -----------    -----------    -----------
    Total retail                         1,716,622      1,655,622      1,620,169      1,584,857      1,501,915
Sales for resale                           506,877        300,698        226,828         98,560         86,510
Transmission for others                     11,348         11,058         10,295         10,240          9,390
Miscellaneous services                      58,337         39,020         21,261         24,615         17,137
                                       -----------    -----------    -----------    -----------    -----------
    Net electric operating revenues    $ 2,293,184    $ 2,006,398    $ 1,878,553    $ 1,718,272    $ 1,614,952
                                       ===========    ===========    ===========    ===========    ===========
ELECTRIC SALES (MWh)
Residential                              8,774,822      8,310,689      7,970,309      7,541,440      6,848,905
Commercial                               9,543,853      8,697,397      8,524,882      8,233,762      7,768,289
Industrial                               2,561,349      3,279,430      3,123,283      3,039,357      2,933,459
Irrigation                                  99,669         84,640        112,363        121,775        119,580
Other                                       94,877         90,927         86,090         84,362         78,478
                                       -----------    -----------    -----------    -----------    -----------
    Total retail                        21,074,570     20,463,083     19,816,927     19,020,696     17,748,711
Sales for resale                        15,693,834     10,317,391      9,233,573      3,367,234      2,720,704
                                       -----------    -----------    -----------    -----------    -----------
    Total electric sales                36,768,404     30,780,474     29,050,500     22,387,930     20,469,415
                                       ===========    ===========    ===========    ===========    ===========
ELECTRIC CUSTOMERS - END OF YEAR
Residential                                735,359        708,215        680,478        654,602        625,352
Commercial                                  86,707         83,506         81,246         78,178         75,105
Industrial                                   3,183          3,084          3,192          3,055          2,913
Irrigation                                     754            710            764            841            837
Other                                          932            895            851            828            786
                                       -----------    -----------    -----------    -----------    -----------
    Total retail                           826,935        796,410        766,531        737,504        704,993
Sales for resale                                73             67             50             48             39
                                       -----------    -----------    -----------    -----------    -----------
    Total electric customers               827,008        796,477        766,581        737,552        705,032
                                       ===========    ===========    ===========    ===========    ===========

See "Financial Review" on pages 22-29 for a discussion of certain information in the table above.

QUARTERLY STOCK PRICES AND DIVIDENDS STOCK SYMBOL: PNW

                                                                   Dividends
                                                                     Per
    1999               High             Low            Close        Share(a)
    ----               ----             ---            -----        --------
    1st  Quarter      43 3/8          35 15/16        36 3/8        $0.325
    2nd  Quarter      42 15/16        36 1/4          40 1/4        $0.650
    3rd  Quarter      41 5/16         34 11/16        36 3/8        $   --
    4th  Quarter      38 1/8          30 3/16         30 9/16       $0.350

                                                                  Dividends
                                                                    Per
     1998               High          Low           Close          Share(a)
     ----               ----          ---           -----          --------
     1st  Quarter      45            39 3/8        44 7/16         $0.300
     2nd  Quarter      46 3/16       42            45              $0.600
     3rd  Quarter      45 9/16       40 1/16       44 13/16        $   --
     4th  Quarter      49 1/4        41 5/8        42 3/8          $0.325

(a) Dividends for the 3rd quarter of 1999 and 1998 were declared in June.

ITEM 7. FINANCIAL REVIEW

In this section, we explain the results of operations, general financial condition, and outlook for Pinnacle West and our subsidiaries: APS, SunCor, El Dorado, APS Energy Services, and Pinnacle West Energy, including:

*  the changes in our earnings from 1998 to 1999 and from 1997 to 1998

* the factors impacting our business, including competition and electric industry restructuring

*  the effects of regulatory agreements on our results and outlook

*  our capital needs and resources - for APS and our other operations, and

*  our management of market risks.

APS, our major subsidiary and Arizona's largest electric utility, with approximately 827,000 customers, provides wholesale and retail electric service to the entire state with the exception of Tucson and about one-half of the
Phoenix  area.  APS  also  generates,   sells,  and  delivers   electricity  and
energy-related products and services to wholesale and retail customers in the western United States. SunCor is a developer of residential, commercial, and industrial projects on some 15,000 acres in Arizona, New Mexico, and Utah. El Dorado is a venture capital firm with a diversified portfolio. APS Energy Services was formed in 1998 and sells energy and energy-related products and services in competitive retail markets in the western United States. Pinnacle West Energy, which was formed in 1999, is the subsidiary through which we intend to conduct our future unregulated generation operations.

Throughout this Financial Review, we refer to specific "Notes" in the Notes to Consolidated Financial Statements that begin on page 37. These Notes add further details to the discussion.

RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

Our 1999 consolidated net income was $168 million compared with $243 million in 1998. The following is a summary:

                                                       1999            1998
                                                       ----            ----
                                                      (millions of dollars)

       APS                                            $ 267           $ 246
       APS Energy Services                               (9)             --
       SunCor                                             6              45
       El Dorado                                         11               5
       Parent Company                                    (5)            (53)
                                                      -----           -----
       Income from Continuing Operations                270             243
       Income Tax Benefit from
        Discontinued Operations                          38              --
       Extraordinary Charge --
        Net of Income Taxes of $94                     (140)             --
                                                      -----           -----
       Net Income                                     $ 168           $ 243
                                                      =====           =====

The income tax benefit from discontinued operations resulted from resolution of tax issues related to a former subsidiary, MeraBank, A Federal Savings Bank.

The extraordinary charge related to a regulatory disallowance which resulted from APS' comprehensive Settlement Agreement that was approved by the Arizona Corporation Commission (ACC) in September 1999. See "Regulatory Agreements" below and Notes 1 and 3 for additional information about the regulatory disallowance and the Settlement Agreement.

APS' earnings before extraordinary charge increased
$21 million - a 9% increase - over 1998 earnings primarily because of increases in the number of customers and in the average amount of electricity used by customers and lower financing costs. These positive impacts more than offset the effects of retail electricity price reductions and higher utility operations and maintenance expense. See Note 3 for additional information about the price reductions.

In 1999, electric operating revenues increased $287 million primarily because of:

*  increased power marketing and trading revenues ($219 million)

* increases in the number of customers and the average amount of electricity used by customers ($81 million) and

*  miscellaneous factors ($9 million).

As mentioned above, these positive factors were partially offset by the effects of reductions in retail prices ($22 million).

The increase in power marketing revenues resulted from higher prices and increased activity in western U.S. bulk power markets. The revenues were accompanied by an increase in purchased power expenses. Although these activities contributed positively to earnings in both periods, the contribution in 1999 was lower than in 1998.

APS' utility operations and maintenance expenses increased $18 million primarily because of $19 million of non-recurring items recorded in 1999, including a provision for certain environmental costs. Other increases primarily related to customer growth were more than offset by lower employee benefit costs and movement of certain marketing functions to APS Energy Services in early 1999.

APS Energy Services recorded a loss of $9 million in 1999, its first year of operations. Income tax benefits related to the loss are recorded at the parent company. In 1999, the loss consisted primarily of operating expenses, which were partially offset by revenues as new markets began to open for retail electricity competition.

Our real estate subsidiary, SunCor Development, reported earnings of $6 million in 1999 compared with $45 million in 1998. SunCor's 1998 earnings included $37 million related to the recording of a deferred tax asset by SunCor in connection with its intercompany tax sharing agreement with Pinnacle West. Income taxes related to SunCor's pretax income are now being recorded by SunCor. Prior to 1998, the income tax effects related to SunCor's income and losses were not recorded at SunCor due to net operating losses. On an after-tax basis and excluding the effects of the deferred tax asset, SunCor's contributions to consolidated earnings were $6 million in 1999 and $5 million in 1998 - a significant percentage increase in net income from operations for the real estate subsidiary.

El Dorado Investment Company, our investment subsidiary, reported earnings of $11 million in 1999 compared with $5 million in 1998. The improvement related primarily to the increased value of El Dorado's investment in a technology-related venture capital partnership; this investment is revalued on a quarterly basis.

1998 COMPARED WITH 1997

Our 1998 consolidated net income was $243 million compared with $236 million in 1997 - a 3.0% increase. The following is a summary:


                                                   1998            1997
                                                   ----            ----
                                                   (millions of dollars)

       APS                                         $246           $ 239
       SunCor                                        45               5
       El Dorado                                      5               8
       Parent Company                               (53)            (16)
                                                   ----           -----
       Net Income                                  $243           $ 236
                                                   ====           =====

APS' 1998 earnings increased $7 million - a 3% increase over 1997 earnings primarily because of an increase in customers, expanded power marketing and trading activities, and lower financing costs. In the comparison, these positive factors more than offset the effects of milder weather, the prior year's benefits of the two fuel-related settlements recorded in 1997, and retail price reductions. See Note 3 for additional information about the price reductions.

In 1998, electric operating revenues increased $128 million primarily because of:

*  increased power marketing and trading revenues ($94 million)

* increases in the number of customers and the average amount of electricity used by customers ($77 million) and

*  miscellaneous factors ($8 million).

As mentioned above, these positive factors were partially offset by the effects of milder weather ($33 million) and reductions in retail prices ($18 million).

The increase in power marketing revenues resulted from higher prices and increased activity in western U.S. bulk power markets. The revenue increases were accompanied by an increase in purchased power expenses. These activities contributed positively to earnings in both periods; the contribution in 1998 was higher than in 1997.

The two fuel-related settlements increased 1997 pretax earnings by about $21 million. The income statement reflects these settlements as reductions in fuel expense and as other income.

Operations and maintenance expense increased $14 million primarily because of customer growth, initiatives related to competition, and expansion of our power marketing and trading function.

Depreciation and amortization expense increased $11 million because APS had more plant in service.

Financing costs decreased by $16 million primarily because of lower amounts of outstanding debt and APS preferred stock.

Before the effects of recording deferred taxes under its tax sharing agreement, the earnings contribution from our real estate subsidiary, SunCor Development, increased $3 million as a result of an increase in land sales. SunCor's stand-alone net income in 1998 was $45 million, of which $37 million represents income related to the recognition of a deferred tax asset. The deferred tax asset relates to net operating losses and book/tax basis differences. SunCor is expected to realize these benefits in subsequent periods pursuant to an inter-company tax allocation agreement. On a consolidated basis, Pinnacle West had already recognized the income tax benefits; therefore, there was no impact on consolidated net income in 1998.

The contribution from El Dorado, our investment subsidiary, decreased $3 million as a result of a decrease in investment sales.

REGULATORY AGREEMENTS

Regulatory agreements approved by the ACC affect the results of APS' operations. The following discussion focuses on three agreements approved by the ACC: the 1999 Settlement Agreement to implement retail electric competition; a 1996 agreement that accelerated the amortization of APS' regulatory assets; and a 1994 settlement that included accelerated amortization of APS' deferred investment tax credits (ITCs).

As part of the 1999 Settlement Agreement, APS reduced rates for standard offer service for customers with loads less than 3 megawatts in a series of annual retail electric price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease related to the 1996 regulatory agreement (see below). For customers having loads 3 megawatts or greater, standard offer rates will be reduced in annual increments that total 5% through 2002.

Also, under the Settlement Agreement a regulatory disallowance removed $234 million before income taxes ($183 million net present value) from ongoing regulatory cash flows and was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes) was reported as an extraordinary charge on the income statement. Before the ACC approved the 1999 Settlement Agreement, APS was recovering substantially all of its regulatory assets through accelerated amortization over an eight-year period that would have ended June 30, 2004 under the 1996 agreement. For more details, see Note 1.

The regulatory assets to be recovered under this Settlement Agreement are now being amortized as follows:

                              (millions of dollars)

                                                         1/1-6/30
      1999       2000      2001       2002       2003      2004       Total
      ----       ----      ----       ----       ----      ----       -----
      $164       $158      $145       $115        $86       $18       $686

Also, as part of the 1996 regulatory agreement, APS reduced its retail electricity prices by 3.4% effective July 1, 1996. This reduction decreased annual revenue by about $49 million annually ($29 million after income taxes). APS also agreed to share future cost savings with its customers during the term of the agreement, which resulted in the following additional retail price reductions:

* $18 million annually ($11 million after income taxes), or 1.2%, effective July 1, 1997,

* $17 million annually ($10 million after income taxes), or 1.1%, effective July 1, 1998, and

* $11 million annually ($7 million after income taxes), or 0.7%, effective July 1, 1999, which was included in the July 1, 1999 1.5% price reduction under the 1999 Settlement Agreement.

As part of the 1994 rate settlement, APS accelerated amortization of substantially all deferred investment tax credits (ITCs) over a five-year period that ended on December 31, 1999. The amortization of ITCs decreased annual consolidated income tax expense by approximately $24 million. Beginning in 2000, no further benefits will be reflected in income tax expense related to the accelerated amortization of ITCs (see Note 4).

CAPITAL NEEDS AND RESOURCES

PINNACLE WEST (PARENT COMPANY)

During the past three years, our primary cash needs were for:

*  dividends to our shareholders

*  interest payments and

*  optional and mandatory repayment of principal on our long-term debt.

In addition, as part of the 1996 agreement with the ACC, we invested $50 million annually in APS for the years 1996 through 1999. The 1999 payment was the last payment under the 1996 regulatory agreement (see Note 3). During 1997, we repurchased $80 million of common stock, reducing our shares outstanding at year-end 1997 by 2.7 million shares.

Our primary sources of cash are dividends from our subsidiaries. During 1999, APS paid $170 million in dividends to the parent. In 1999, SunCor and El Dorado declared dividends to the parent of $20 million and $10 million, respectively. Combined dividends from SunCor and El Dorado are expected to be at least $25 million annually during the next several years; however, the aggregate amount of those dividends depends somewhat on the status of the real estate and stock markets (particularly the technology sector).

Our long-term debt at December 31, 1999 was $106 million compared to $92 million at December 31, 1998. We have a $250 million line of credit, under which we had $56 million of borrowings outstanding at December 31, 1999. We do not have any principal debt repayment obligations until 2001.

APS

APS' capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt. APS pays for its capital requirements with cash from its operations and, to the extent necessary, external financing.

As part of the 1996 regulatory agreement, APS received annual cash infusions from Pinnacle West of $50 million from 1996 through 1999. During the period from 1997 through 1999, APS paid for all of its capital expenditures with cash from its operations. APS expects to do so in 2000 through 2002 as well.

APS' capital expenditures in 1999 were $332 million. APS' projected capital expenditures for the next three years are: $384 million in 2000; $342 million in 2001; and $334 million in 2002. These amounts include about $30-$35 million each year for nuclear fuel. In general, most of the projected capital expenditures are for:

*  expanding transmission and distribution  capabilities to meet customer growth

*  upgrading existing utility property and

*  environmental purposes.

During 1999, APS redeemed about $323 million of long-term debt and $96 million of preferred stock, including premiums, with cash from operations and long- and short-term debt. APS no longer has any outstanding preferred stock. Its long-term debt redemption requirements and payment obligations on a capitalized lease for the next three years are approximately: $115 million in 2000; $253 million in 2001; and $125 million in 2002. In addition, APS made optional redemptions of about $89 million of long-term debt in January 2000. Based on market conditions and optional call provisions, APS may make optional redemptions of long-term debt from time to time.

As of December 31, 1999, APS had credit commitments from various banks totaling about $350 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. At the end of 1999, APS had about $38 million of commercial paper and $50 million of long-term bank borrowings outstanding.

In February 1999, APS issued $125 million of unsecured long-term debt and in November 1999, APS issued $250 million of unsecured long-term debt.

Although provisions in APS' first mortgage bond indenture and ACC financing orders establish maximum amounts of additional first mortgage bonds that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

PINNACLE WEST ENERGY

We are currently planning, through Pinnacle West Energy, a 650-megawatt expansion of our West Phoenix Power Plant, and the construction of a natural gas-fired electric generating station of up to 2,120 megawatts near Palo Verde, called Redhawk. Pinnacle West Energy's capital expenditures in 1999 were $21 million. Projected capital expenditures for these projects are $152 million in 2000; $240 million in 2001; and $245 million in 2002. We are also considering additional expansion over the next several years, which may result in additional expenditures. Pinnacle West Energy's capital expenditures will be funded with debt proceeds, and with internally generated cash and debt proceeds from the parent company. Assuming all approvals are granted, we expect to begin construction at West Phoenix in the second quarter of 2000.

Pinnacle West Energy has signed a joint development agreement with Reliant Energy Power Generation, Inc. (Reliant) covering construction and operation of three new merchant plants. Pinnacle West Energy plans to contribute the first two units (1,060 megawatts) of the Redhawk project to the joint agreement. Construction is expected to start in the third quarter of 2000, with commercial operation scheduled in the summer of 2002. Reliant plans to contribute two new natural gas-fired projects (1,500 megawatts) in Nevada to the venture.

OTHER SUBSIDIARIES

During the past three years, SunCor and El Dorado each funded all of their cash requirements with cash from operations and their own external financings.

SunCor's capital needs consist primarily of capital expenditures for land development, retail and office building construction, and home construction. On the basis of projects now under development, SunCor expects capital needs over the next three years to be: $53 million in 2000; $43 million in 2001; and $51 million in 2002. Capital resources to meet these requirements include funds from operations and SunCor's own external financings.

As of December 31, 1999, SunCor had a $100 million line of credit, under which $94 million of borrowings were outstanding. SunCor has no principal debt repayment requirements for 2000, $30 million for 2001, and $64 million for 2002.

COMPETITION AND INDUSTRY RESTRUCTURING

The  electric  industry  is  undergoing  significant  change.  It is moving to a competitive, market-based structure from a highly-regulated, cost-based environment in which companies have been entitled to recover their costs and to earn fair returns on their invested capital in exchange for commitments to serve all customers within designated service territories. See "Results of Operations
- Regulatory Agreements" and Note 3 for additional information about APS' Settlement Agreement with the ACC related to the implementation of retail electric competition, the ACC rules that provide a framework for the introduction of retail electric competition in Arizona, and other competitive developments, including an agreement with Salt River Project.

In May 1998, a law was enacted by the Arizona legislature to facilitate implementation of retail electric competition in the state. Additionally, legislation related to electric competition has been proposed in the United States Congress. See Note 3 for a discussion of legislative developments.

We cannot accurately predict the impact of full retail competition on our financial position, cash flows, or results of operations. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete effectively in a restructured industry.

APS prepares its financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. As a result of the Settlement Agreement (see Note 3), APS discontinued the application of SFAS No. 71 for its generation operations. This meant that the generation assets were tested for impairment and the portion of the regulatory assets deemed to be unrecoverable through ongoing regulated cash flows was eliminated. APS determined that the generation assets were not impaired. A regulatory disallowance ($140 million after income taxes) was reported as an extraordinary charge on the income statement. See Note 1 for additional information on regulatory accounting and Note 3 for additional information on the Settlement Agreement.

YEAR 2000 READINESS DISCLOSURE

Some companies expected to face problems on January 1, 2000 in the case that computer systems and equipment would not properly recognize calendar dates. During 1997, APS had initiated a comprehensive company-wide Year 2000 program to review and resolve all Year 2000 issues in mission critical systems in a timely manner to ensure the reliability of electric service to its customers. We have spent about $5 million to be Year 2000 ready. To date, we have not experienced any material Year 2000 related problems, and we do not anticipate any in the future.

ACCOUNTING MATTERS

We describe a new standard on accounting for derivatives in Note 2. The new standard on derivatives is effective for us in 2001. We are currently evaluating what impact it will have on our financial statements. Also, see Note 2 for a description of a proposed standard on accounting for certain liabilities related to closure or removal of long-lived assets.

RISK MANAGEMENT

Our operations include managing market risks related to changes in interest rates, commodity prices, and investments held by the nuclear decommissioning trust fund.

INTEREST RATE AND EQUITY RISK

Our major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable-rate debt and interest earned by the nuclear decommissioning trust fund (see Note 13). Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The nuclear decommissioning fund also has risks associated with changing market values of equity investments. Nuclear decommissioning costs are recovered in regulated electricity prices.

The tables below present contractual balances of our long-term and short-term debt at the expected maturity dates as well as the fair value of those instruments on December 31, 1999 and December 31, 1998. The interest rates presented in the table below represent the weighted average interest rates for the years ended December 31, 1999 and December 31, 1998.

EXPECTED MATURITY/PRINCIPAL REPAYMENT - DECEMBER 31, 1999 (thousands of dollars)

                      Short-Term                Variable Long-Term             Fixed Long-Term
                ----------------------      -------------------------     -------------------------
                Interest Rates    Amount    Interest Rates     Amount     Interest Rates     Amount
                --------------    ------    --------------     ------     --------------     ------
2000                5.33%        $38,300        10.25%        $     87        5.79%       $  114,711
2001                  --              --         7.00%         336,117        6.70%           27,488
2002                  --              --         8.47%          64,085        8.13%          125,000
2003                  --              --         5.51%          50,118        6.87%           25,000
2004                  --              --        10.25%             130        6.17%          205,000
Years thereafter      --              --         3.19%         479,727        7.87%          900,483
                                 -------                      --------                    ----------
Total                            $38,300                      $930,264                    $1,397,682
                                 -------                      --------                    ----------
Fair Value                       $38,300                      $930,264                    $1,366,968
                                 =======                      ========                    ==========

EXPECTED MATURITY/PRINCIPAL REPAYMENT - DECEMBER 31, 1998 (thousands of dollars)

                      Short-Term                Variable Long-Term             Fixed Long-Term
                ----------------------      -------------------------     -------------------------
                Interest Rates    Amount    Interest Rates     Amount     Interest Rates     Amount
                --------------    ------    --------------     ------     --------------     ------
1999                5.88%       $178,830        7.30%         $  3,268        7.24%       $  164,777
2000                  --              --        7.32%           25,756        5.79%          114,711
2001                  --              --        6.57%           93,472        6.70%           27,488
2002                  --              --       10.25%              119        8.13%          125,000
2003                  --              --        5.94%          125,131        6.87%           25,000
Years thereafter      --              --        3.43%          459,803        7.75%        1,058,963
                                --------                      --------                    ----------
Total                           $178,830                      $707,549                    $1,515,939
                                --------                      --------                    ----------
Fair Value                      $178,830                      $707,549                    $1,577,365
                                ========                      ========                    ==========

COMMODITY PRICE RISK

APS is exposed to the impact of market fluctuations in the price and distribution costs of electricity, natural gas, coal, and emissions allowances. APS employs established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options, and over-the-counter forwards, options, and swaps. As part of its overall risk management program, APS enters into these derivative transactions for trading and to hedge certain natural gas in storage as well as purchases and sales of electricity, fuels, and emissions allowances/credits.

As of December 31, 1999, a hypothetical adverse price movement of 10% in the market price of APS' commodity derivative portfolio would decrease the fair market value of these contracts by approximately $6 million. This analysis does not include the favorable impact this same hypothetical price move would have on the underlying position being hedged with the commodity derivative portfolio.

APS is exposed to credit losses in the event of non-performance or non-payment by counterparties. APS uses a credit management process to assess and monitor its financial exposure to counterparties. APS does not expect counterparty defaults to materially impact its financial condition, results of operations, or net cash flow.

FORWARD-LOOKING STATEMENTS

The above discussion contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax, and environmental legislation; the ability of APS to successfully compete outside its traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; technological developments in the electric industry; Year 2000 issues; the strength of the stock market (particularly the technology sector) and the strength of the real estate market.

These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

ITEM 7A. QUANTITATIVE AND QUALITAVE DISCLOSURES ABOUT MARKET RISK

See "Financial Review" in Item 7 for a discussion of quantitative and qualitave disclosures about market risk.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

Report of Management...................................................... 32
Independent Auditors' Report.............................................. 32
Consolidated Statements of Income for 1999, 1998, and 1997................ 33
Consolidated Balance Sheets as of December 31, 1999 and 1998 ............. 34
Consolidated Statements of Cash Flows for 1999, 1998 and 1997............. 36
Consolidated Statements of Retained Earnings for 1999, 1998 and 1997...... 37
Notes to Consolidated Financial Statements................................ 37
Financial Statement Schedule for 1999, 1998 and 1997
 Schedule II - Valuation and Qualifying Accounts for 1999,
 1998 and 1997............................................................ 58


See Note 14 of Notes to Financial Statements for the selected quarterly financial data required to be presented in this Item.

REPORT OF MANAGEMENT AND INDEPENDENT AUDITORS' REPORT

REPORT OF MANAGEMENT

     The primary responsibility for the integrity of our financial information rests with management, which has prepared the accompanying financial statements and related information. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances, and based on management's best estimates and judgments. These financial statements have been audited by independent auditors and their report is included.

     Management maintains and relies upon systems of internal accounting controls. A limiting factor in all systems of internal accounting control is that the cost of the system should not exceed the benefits to be derived.
Management believes that our system provides the appropriate balance between such costs and benefits.

     Periodically the internal accounting control system is reviewed by both our internal auditors and our independent auditors to test for compliance. Reports issued by the internal auditors are released to management, and such reports or summaries thereof are transmitted to the Audit Committee of the Board of Directors and the independent auditors on a timely basis.

     The Audit Committee, composed solely of outside directors, meets periodically with the internal auditors and independent auditors (as well as management) to review the work of each. The internal auditors and independent auditors have free access to the Audit Committee, without management present, to discuss the results of their audit work.

     Management believes that our systems, policies and procedures provide reasonable assurance that operations are conducted in conformity with the law and with management's commitment to a high standard of business conduct.

William J. Post                         Chris N. Froggatt
President and                           Vice President and Controller
Chief Executive Officer


INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and its subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle West Capital Corporation and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Deloitte & Touche LLP
Phoenix, Arizona

February 18, 2000

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

                                                                      Year Ended December 31,
                                                          -------------------------------------------
                                                              1999            1998            1997
                                                          -----------     -----------     -----------
OPERATING REVENUES
 Electric                                                 $ 2,293,184     $ 2,006,398     $ 1,878,553
 Real estate                                                  130,169         124,188         116,473
                                                          -----------     -----------     -----------
      Total                                                 2,423,353       2,130,586       1,995,026
                                                          -----------     -----------     -----------
OPERATING EXPENSES
 Fuel and purchased power                                     796,109         545,297         443,571
 Utility operations and maintenance                           446,777         419,433         405,605
 Real estate operations                                       119,516         115,331         111,628
 Depreciation and amortization (Note 1)                       385,568         379,679         368,285
 Taxes other than income taxes                                 96,606         103,718         108,431
                                                          -----------     -----------     -----------
      Total                                                 1,844,576       1,563,458       1,437,520
                                                          -----------     -----------     -----------

OPERATING INCOME                                              578,777         567,128         557,506
                                                          -----------     -----------     -----------
OTHER INCOME (EXPENSE)
 Preferred stock dividend requirements of APS                  (1,016)         (9,703)        (12,803)
 Net other income and expense                                  10,793             609           4,569
                                                          -----------     -----------     -----------
      Total                                                     9,777          (9,094)         (8,234)
                                                          -----------     -----------     -----------

INCOME BEFORE INTEREST AND INCOME TAXES                       588,554         558,034         549,272
                                                          -----------     -----------     -----------
INTEREST expense
 Interest charges                                             162,381         169,145         182,838
 Capitalized interest                                         (11,664)        (18,596)        (19,703)
                                                          -----------     -----------     -----------
      Total                                                   150,717         150,549         163,135
                                                          -----------     -----------     -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         437,837         407,485         386,137

INCOME TAXES (NOTE 4)                                         168,065         164,593         150,281
                                                          -----------     -----------     -----------

INCOME FROM CONTINUING OPERATIONS                             269,772         242,892         235,856
 Income tax benefit from discontinued operations               38,000              --              --
 Extraordinary charge - net of income taxes of $94,115       (139,885)             --              --
                                                          -----------     -----------     -----------

NET INCOME                                                $   167,887     $   242,892     $   235,856
                                                          ===========     ===========     ===========
AVERAGE COMMON SHARES OUTSTANDING - BASIC                  84,717,135      84,774,218      85,502,909

AVERAGE COMMON SHARES OUTSTANDING - DILUTED                85,008,527      85,345,946      86,022,709

EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
 Continuing operations - basic                            $      3.18     $      2.87     $      2.76
 Net income - basic                                              1.98            2.87            2.76
 Continuing operations - diluted                                 3.17            2.85            2.74
 Net income - diluted                                            1.97            2.85            2.74

DIVIDENDS DECLARED PER SHARE                              $     1.325     $     1.225     $     1.125
                                                          ===========     ===========     ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(thousands of dollars)

                                                                       December 31,
                                                               --------------------------
                                                                  1999            1998
                                                               ----------      ----------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                     $   20,705       $  20,538
 Customer and other receivables - net                             244,599         233,876
 Accrued utility revenues                                          72,919          67,740
 Materials and supplies (at average cost)                          69,977          69,074
 Fossil fuel (at average cost)                                     21,869          13,978
 Deferred income taxes (Note 4)                                     8,163           3,999
 Other current assets                                              60,562          47,594
                                                               ----------      ----------
      Total current assets                                        498,794         456,799
                                                               ----------      ----------
INVESTMENTS AND OTHER ASSETS
 Real estate investments - net (Note 6)                           344,293         331,021
 Other assets (Note 13)                                           267,458         236,562
                                                               ----------      ----------
      Total investments and other assets                          611,751         567,583
                                                               ----------      ----------
UTILITY PLANT (NOTES 6, 10 AND 11)
 Electric plant in service and held for future use              7,546,314       7,265,604
 Less accumulated depreciation and amortization                 3,026,194       2,814,762
                                                               ----------      ----------
      Total                                                     4,520,120       4,450,842
 Construction work in progress                                    209,281         228,643
 Nuclear fuel, net of amortization of $66,357 and $68,569          49,114          51,078
                                                               ----------      ----------
      Net utility plant                                         4,778,515       4,730,563
                                                               ----------      ----------
DEFERRED DEBITS
 Regulatory assets (Notes 3 and 4)                                613,729         980,084
 Other deferred debits                                            105,717          89,517
                                                               ----------      ----------
      Total deferred debits                                       719,446       1,069,601
                                                               ----------      ----------
TOTAL ASSETS                                                   $6,608,506      $6,824,546
                                                               ==========      ==========

See Notes to Consolidated Financial Statements.

(thousands of dollars)

                                                                       December 31,
                                                               --------------------------
                                                                  1999            1998
                                                               ----------      ----------
LIABILITIES AND EQUITY

CURRENT LIABILITIES
 Accounts payable                                              $  186,524      $  155,800
 Accrued taxes                                                     70,510          62,520
 Accrued interest                                                  33,253          31,866
 Short-term borrowings (Note 5)                                    38,300         178,830
 Current maturities of long-term debt (Note 6)                    114,798         168,045
 Customer deposits                                                 26,098          28,510
 Other current liabilities                                         26,007          14,632
                                                               ----------      ----------
      Total current liabilities                                   495,490         640,203
                                                               ----------      ----------

LONG-TERM DEBT LESS CURRENT MATURITIES (NOTE 6)                 2,206,052       2,048,961
                                                               ----------      ----------
DEFERRED CREDITS AND OTHER
 Deferred income taxes (Note 4)                                 1,183,855       1,343,536
 Deferred investment tax credit (Note 4)                            3,830          27,345
 Unamortized gain - sale of utility plant                          73,212          77,787
 Other                                                            440,334         428,122
                                                               ----------      ----------
      Total deferred credits and other                          1,701,231       1,876,790
                                                               ----------      ----------

COMMITMENTS AND CONTINGENCIES (NOTES 3, 12 AND 13)

MINORITY INTERESTS (NOTE 7)
 Non-redeemable preferred stock of APS                                 --          85,840
                                                               ----------      ----------
 Redeemable preferred stock of APS                                     --           9,401
                                                               ----------      ----------
COMMON STOCK EQUITY (NOTE 8)
 Common stock, no par value; authorized 150,000,000
  shares; issued and outstanding 84,824,947 at end
  of 1999 and 1998                                              1,537,449       1,550,643
 Retained earnings                                                668,284         612,708
                                                               ----------      ----------
      Total common stock equity                                 2,205,733       2,163,351
                                                               ----------      ----------

TOTAL LIABILITIES AND EQUITY                                   $6,608,506      $6,824,546
                                                               ==========      ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)

                                                              Year Ended December 31,
                                                    -----------------------------------------
                                                       1999            1998           1997
                                                    ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                   $ 269,772       $ 242,892       $ 235,856
Items not requiring cash
  Depreciation and amortization                       385,568         379,679         368,285
  Nuclear fuel amortization                            31,371          32,856          32,702
  Deferred income taxes - net                         (17,413)         41,262          24,809
  Deferred investment tax credit                      (23,514)        (23,516)        (23,518)
  Other - net                                         (12,476)          1,190          (3,854)
Changes in current assets and liabilities
  Customer and other receivables - net                (10,723)        (50,369)        (14,270)
  Accrued utility revenues                             (5,179)         (9,181)         (3,089)
  Materials, supplies and fossil fuel                  (8,794)         (2,797)          7,793
  Other current assets                                (12,968)         (6,186)           (109)
  Accounts payable                                     28,193          34,386         (54,882)
  Accrued taxes                                        12,591         (22,090)          2,197
  Accrued interest                                      1,387          (1,108)         (6,678)
  Other current liabilities                            15,047          (5,235)        (23,087)
(Increase) decrease in land held                      (12,542)         33,405          33,010
Other - net                                            (4,720)        (39,350)         48,254
                                                    ---------       ---------       ---------
Net Cash Flow Provided By Operating Activities        635,600         605,838         623,419
                                                    ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                 (343,448)       (319,142)       (307,876)
Capitalized interest                                  (11,664)        (18,596)        (19,703)
Other - net                                           (16,143)         (2,144)         (3,124)
                                                    ---------       ---------       ---------
Net Cash Flow Used For Investing Activities          (371,255)       (339,882)       (330,703)
                                                    ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt                            607,791         148,229         146,013
Short-term borrowings - net                          (140,530)         48,080         113,850
Dividends paid on common stock                       (112,311)       (103,849)        (96,160)
Repurchase and retirement of common stock                  --              --         (79,997)
Repayment of long-term debt                          (510,693)       (286,314)       (325,526)
Redemption of preferred stock                         (96,499)        (75,517)        (47,201)
Other - net                                           (11,936)         (3,531)         (2,897)
                                                    ---------       ---------       ---------
Net Cash Flow Used For Financing Activities          (264,178)       (272,902)       (291,918)
                                                    ---------       ---------       ---------

NET CASH FLOW                                             167          (6,946)            798

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         20,538          27,484          26,686
                                                    ---------       ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR            $  20,705       $  20,538       $  27,484
                                                    =========       =========       =========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(thousands of dollars)

                                                              Year Ended December 31,
                                                    -----------------------------------------
                                                       1999            1998           1997
                                                    ---------       ---------       ---------
Retained Earnings At Beginning of Year              $ 612,708       $ 473,665       $ 333,969

Net Income                                            167,887         242,892         235,856

Common Stock Dividends                               (112,311)       (103,849)        (96,160)
                                                    ---------       ---------       ---------

Retained Earnings at End of Year                    $ 668,284       $ 612,708       $ 473,665
                                                    =========       =========       =========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND NATURE OF OPERATIONS

     The consolidated financial statements include the accounts of Pinnacle West and our subsidiaries: APS, SunCor, El Dorado, APS Energy Services, and Pinnacle West Energy.

     APS, our major subsidiary and Arizona's largest electric utility, with approximately 827,000 customers, provides wholesale or retail electric service to the entire state with the exception of Tucson and about one-half of the
Phoenix  area.  APS  also  generates,   sells,  and  delivers   electricity  and
energy-related products and services to wholesale and retail customers in the western United States. SunCor is a developer of residential, commercial, and industrial projects on some 15,000 acres in Arizona, New Mexico, and Utah. El Dorado is a venture capital firm with a diversified portfolio. APS Energy Services was formed in 1998 and sells energy and energy-related products and services in competitive retail markets in the western United States. Pinnacle West Energy, which was formed in 1999, is the subsidiary through which we intend to conduct our future unregulated generation operations.

ACCOUNTING RECORDS

     Our accounting records are maintained in accordance with generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires the use of estimates by management. Actual results could differ from those estimates.

REGULATORY ACCOUNTING

     APS is regulated by the ACC and the Federal  Energy  Regulatory  Commission
(FERC). The accompanying financial statements reflect the ratemaking policies of these commissions. For regulated operations, APS prepares its financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

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

     In September 1999, the APS Settlement Agreement was approved by the ACC (see Note 3 for a discussion of the agreement). APS has discontinued the application of SFAS No. 71 for its generation operations. This means that the generation assets were tested for impairment and the portion of regulatory assets deemed to be unrecoverable through ongoing regulated cash flows was eliminated. APS determined that the generation assets were not impaired. A regulatory disallowance removed $234 million pretax ($183 million net present value) from ongoing regulatory cash flows and this was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes) was reported as an extraordinary charge on the consolidated income statement. Prior to the Settlement Agreement, under the 1996 regulatory agreement (see Note
3), the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period that would have ended June 30, 2004.

     The regulatory assets to be recovered under this Settlement Agreement are now being amortized as follows:

(millions of dollars)

                                                         1/1-6/30
      1999       2000      2001       2002       2003      2004       Total
      ----       ----      ----       ----       ----      ----       -----
      $164       $158      $145       $115        $86       $18       $686

     The majority of the regulatory  assets relate to deferred income taxes (see
Note 4) and rate synchronization cost deferrals (see "Rate Synchronization Cost Deferrals" in this Note).

     The balance sheets include the amounts listed below for generation assets not subject to SFAS No. 71:

(thousands of dollars)
                                                            December 31,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------

Electric plant in service and held for future use   $ 3,770,234     $ 3,680,482
Accumulated depreciation and amortization            (1,817,589)     (1,681,099)
Construction work in progress                            87,819         107,324
Nuclear fuel, net of amortization                        49,114          51,078


UTILITY PLANT AND DEPRECIATION

     Utility plant is the term we use to describe the business property and equipment that supports electric service. We report utility plant at its original cost, which includes:

    *   material and labor

    *   contractor costs

    *   construction overhead costs (where applicable) and

    *   capitalized interest or an allowance for funds used during construction.

     We charge retired utility plant, plus removal costs less salvage realized, to accumulated depreciation. See Note 2 for information on a proposed accounting standard that impacts accounting for removal costs.

     We record depreciation on utility property on a straight-line basis. For the years 1997 through 1999 the rates, as prescribed by our regulators, ranged from a low of 1.51% to a high of 20%. The weighted-average rate for 1999 was 3.34%. APS depreciates non-utility property and equipment over the estimated useful lives of the related assets, ranging from 3 to 50 years.

VENTURE CAPITAL INVESTMENTS

     El Dorado has investments in venture capital partnerships that account for their investments at fair value. Since El Dorado uses the equity method of accounting for its partnership interests, it must record its share of realized and unrealized gains and losses in net income.

CAPITALIZED INTEREST

     Capitalized interest represents the cost of debt funds used to finance construction of utility plant. Plant construction costs, including capitalized interest, are expensed through depreciation when completed projects are placed into commercial operation. Capitalized interest does not represent current cash earnings. The rate used to calculate capitalized interest was a composite rate of 6.65% for 1999, 6.88% for 1998, and 7.25% for 1997.

REVENUES

     We record electric operating revenues on the accrual basis, which includes estimated amounts for service rendered but unbilled at the end of each accounting period.

RATE SYNCHRONIZATION COST DEFERRALS

     As authorized by the ACC, operating costs (excluding fuel) and financing costs of Palo Verde Units 2 and 3 were deferred from the commercial operation dates (September 1986 for Unit 2 and January 1988 for Unit 3) until the date the units were included in a rate order (April 1988 for Unit 2 and December 1991 for Unit 3). In accordance with the 1999 Settlement Agreement, APS is continuing to accelerate the amortization of the deferrals over an eight-year period that will end June 30, 2004. Amortization of the deferrals is included in "Depreciation and Amortization" expense on the Statements of Income.

NUCLEAR FUEL

     APS charges nuclear fuel to fuel expense by using the unit-of-production method. The unit-of-production method is an amortization method that is based on actual physical usage. APS divides the cost of the fuel by the estimated number of thermal units that APS expects to produce with that fuel. APS then multiplies that rate by the number of thermal units that it produces within the current period. This calculation determines the current period nuclear fuel expense.

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

REACQUIRED DEBT COSTS

     For debt related to the regulated portion of APS' business, APS amortizes those gains and losses incurred upon early retirement over the remaining life of the debt. In accordance with the 1999 Settlement Agreement, APS is continuing to accelerate reacquired debt costs over an eight-year period that will end June 30, 2004. The accelerated portion of the regulatory asset amortization is included in "Depreciation and Amortization" expense in the Statements of Income.

STATEMENTS OF CASH FLOWS

     We consider temporary cash investments and marketable securities to be cash equivalents for purposes of reporting cash flows. During 1999, 1998, and 1997 we paid interest, net of amounts capitalized, income taxes, and dividends on preferred stock of APS as follows:

(millions of dollars)

                                                       Years Ended December 31,
                                                      -------------------------
                                                      1999       1998      1997
                                                      ----       ----      ----
Interest paid                                         $141       $144       $163
Income taxes paid                                      200        165        146
Dividends paid on preferred stock of APS                 1         10         13

RECLASSIFICATIONS

     We have reclassified certain prior year amounts for comparison purposes with 1999.

2. ACCOUNTING MATTERS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for us in 2001. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. We are currently evaluating what impact this standard will have on our financial statements.

     In 1999 we adopted EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 98-10 requires energy trading contracts to be measured at fair value as of the balance sheet date with the gains and losses included in earnings and separately disclosed in the financial statements or footnotes. The effects of adopting EITF 98-10 were not material to our financial statements.

     In February 1996, the FASB issued an exposure draft, "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets." This proposed standard would require the estimated present value of the cost of decommissioning and certain other removal costs to be recorded as a liability, along with an offsetting plant asset when a decommissioning or other removal obligation is incurred. The FASB issued a revised exposure draft in February 2000 and we are evaluating the impacts.

3. REGULATORY MATTERS

ELECTRIC INDUSTRY RESTRUCTURING

STATE

     SETTLEMENT AGREEMENT. On May 14, 1999, APS entered into a comprehensive Settlement Agreement with various parties, including representatives of major consumer groups, related to the implementation of retail electric competition. On September 23, 1999, the ACC voted to approve the Settlement Agreement, with some modifications. On December 13, 1999, two parties filed lawsuits challenging the ACC's approval of the Settlement Agreement. One of the parties questioned the authority of the ACC to approve the Settlement Agreement and both parties challenged several specific provisions of the Settlement Agreement.

     The following are the major provisions of the Settlement Agreement, as approved:

    * APS will reduce rates for standard offer service for customers with loads less than 3 megawatts in a series of annual retail electric price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) includes the July 1, 1999 retail price decrease of approximately $11 million annually ($7 million after income taxes) related to the 1996 regulatory agreement. See "1996 Regulatory Agreement" below. For having loads 3 megawatts or greater, standard offer rates will be reduced in annual increments that total 5% through 2002.

    * Unbundled rates being charged by APS for competitive direct access service (for example, distribution services) became effective upon approval of the Settlement Agreement, retroactive to July 1, 1999, and also will be subject to annual reductions beginning January 1, 2000, that vary by rate class, through January 1, 2004.

    * There will be a moratorium on retail price changes for standard offer and unbundled competitive direct access services until July 1, 2004, except for the price reductions described above and certain other limited circumstances. Neither the ACC nor APS will be prevented from seeking or authorizing rate changes prior to July 1, 2004 in the event of conditions or circumstances that constitute an emergency, such as an inability to finance on reasonable terms, or material changes in APS' cost of service for ACC-regulated services resulting from federal, tribal, state or local laws, regulatory requirements, judicial decisions, actions or orders.

    * APS will be permitted to defer for later recovery prudent and reasonable costs of complying with the ACC electric competition rules, system benefits costs in excess of the levels included in current rates, and costs associated with the "provider of last resort" and standard offer obligations for service after July 1, 2004. These costs are to be recovered through an adjustment clause or clauses commencing on July 1, 2004.

    * APS' distribution system opened for retail access effective September 24, 1999. Customers will be eligible for retail access in accordance with the phase-in adopted by the ACC under the electric competition rules (see "Retail Electric Competition Rules" below), with an additional 140 megawatts being made available to eligible non-residential customers. Unless subject to judicial or regulatory restraint, APS will open its distribution system to retail access for all customers on January 1, 2001.

    * Prior to the Settlement Agreement, APS was recovering substantially all of its regulatory assets through July 1, 2004, pursuant to the 1996 regulatory agreement. In addition, the Settlement Agreement states that APS has demonstrated that its allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value. APS will not be allowed to recover $183 million net present value of the above amounts. The Settlement Agreement provides that APS will have the opportunity to recover $350 million net present value through a competitive transition charge (CTC) that will remain in effect through December 31, 2004, at which time it will terminate. Any over/under-recovery will be credited/debited against the costs subject to recovery under the adjustment clause described above.

    * APS will form a separate corporate affiliate or affiliates and transfer to that affiliate(s) its generating assets and competitive services at book value as of the date of transfer, which transfer shall take place no later than December 31, 2002. APS will be allowed to defer and later collect, beginning July 1, 2004, sixty-seven percent of its costs to accomplish the required transfer of generation assets to an affiliate.

    * When the Settlement Agreement approved by the ACC is no longer subject to judicial review, APS will move to dismiss all of its litigation pending against the ACC as of the date APS entered into the Settlement Agreement. To protect its rights, APS has several lawsuits pending on ACC orders relating to stranded cost recovery and the adoption and amendment of the ACC's electric competition rules, which would be voluntarily dismissed at the appropriate time under this provision.

     As discussed in Note 1 above, APS has discontinued the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," for its generation operations.

     RETAIL ELECTRIC COMPETITION RULES. On September 21, 1999, the ACC voted to approve the rules that provide a framework for the introduction of retail electric competition in Arizona (Rules). If any of the Rules conflict with the Settlement Agreement, the terms of the Settlement Agreement govern. On December 8, 1999, APS filed a lawsuit to protect its legal rights regarding the Rules. This lawsuit is pending, along with several other lawsuits on ACC orders relating to stranded cost recovery and the adoption or amendment of the Rules, but two related cases filed by other utilities have been partially decided in a manner adverse to those utilities' positions. On January 14, 2000, a special action was filed requesting the Arizona Supreme Court to enjoin implementation of the Rules and decide whether the ACC can allow the competitive marketplace, rather than the ACC, to set just and reasonable rates under the Arizona Constitution. The issue of competitively set rates has been decided by lower Arizona courts in favor of the ACC in four separate lawsuits, two of which relate to telecommunications companies. The Supreme Court denied to hear the case as a special action on March 17, 2000. The lower court litigation will continue.

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

    *   Subject  to the 20%  requirement,  all  utility  customers  with  single premise loads of one megawatt or greater will be eligible for competitive electric services on the Final Decision Date, which for APS' customers was the approval of the Settlement Agreement. Customers may also aggregate smaller loads to meet this one megawatt requirement.

    * When effective, residential customers will be phased in at 1.25% per quarter calculated beginning on January 1, 1999, subject to the 20% requirement above.

    * Electric service providers that get Certificates of Convenience and Necessity (CC&Ns) from the ACC can supply only competitive services, including electric generation, but not electric transmission and distribution.

    * Affected utilities must file ACC tariffs that unbundle rates for non-competitive services.

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

     1996 REGULATORY AGREEMENT. In April 1996, the ACC approved a regulatory agreement between the ACC Staff and APS. Based on the price reduction formula authorized in the agreement, the ACC approved retail price decreases of approximately $49 million ($29 million after income taxes), or 3.4%, effective July 1, 1996; approximately $18 million ($11 million after income taxes), or 1.2%, effective July 1, 1997; approximately $17 million ($10 million after income taxes), or 1.1%, effective July 1, 1998; and approximately $11 million ($7 million after income taxes), or 0.7%, effective as of July 1, 1999. The July 1, 1999 rate decrease was included in the first rate reduction under the Settlement Agreement discussed above. The regulatory agreement also required the parent company to infuse $200 million of common equity into APS in annual payments of $50 million from 1996 through 1999. All of these equity infusions were made by December 31, 1999.

     LEGISLATION. In May 1998, a law was enacted to facilitate implementation of retail electric competition in Arizona. The law includes the following major provisions:

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

GENERAL

     APS cannot accurately predict the impact of full retail competition on its financial position, cash flows, or results of operation. As competition in the electric industry continues to evolve, APS will continue to evaluate strategies and alternatives that will position it to compete in the new regulatory environment.

FEDERAL

     The Energy Policy Act of 1992 and recent rulemakings by FERC have promoted increased competition in the wholesale electric power markets. APS does not expect these rules to have a material impact on its financial statements.

     Several electric utility industry restructuring bills have been introduced during the 106th Congress. Several of these bills are written to allow consumers to choose their electricity suppliers beginning in 2000 and beyond. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any comprehensive restructuring of the electric utility industry can occur.

AGREEMENT WITH SALT RIVER PROJECT

     On April 25, 1998, APS entered into a Memorandum of Agreement with Salt River Project in anticipation of, and to facilitate, the opening of the Arizona electric industry. The ACC approved the Agreement on February 18, 1999. The Agreement contains the following major components:

    * Both parties amended the Territorial Agreement to remove any barriers to the provision of competitive electricity supply and non-distribution services.

    * Both parties amended the Power Coordination Agreement to lower the price that APS pays Salt River Project for purchased power. During 1999, the price APS paid Salt River Project for purchased power was reduced by approximately $3 million (pretax) and we estimate the decrease to be approximately $16 million (pretax) in 2000 and lesser annual amounts through 2006.

    * Both parties agreed on certain legislative positions regarding electric utility restructuring at the state and federal levels.

     Certain provisions of the Agreement (including those relating to the amendments of the Territorial Agreement and the Power Coordination Agreement) became effective upon the introduction of competition. See "Settlement Agreement" and "ACC Rules" above.

4. INCOME TAXES

INVESTMENT TAX CREDIT

     Because of a 1994 rate settlement agreement, we accelerated amortization of substantially all of our investment tax credits (ITCs) over a five-year period (1995-1999).

INCOME TAX BENEFIT FROM DISCONTINUED OPERATIONS

     The income tax benefit from discontinued operations for $38 million resulted from resolution of tax issues related to a former subsidiary, Merabank, A Federal Savings Bank.

INCOME TAXES

     Certain assets and liabilities are reported differently for income tax purposes than they are for financial statements. The tax effect of these differences is recorded as deferred taxes. We calculate deferred taxes using the current income tax rates.

     APS has recorded a regulatory asset related to income taxes on its Balance Sheet in accordance with SFAS No. 71. This regulatory asset is for certain temporary differences, primarily the allowance for equity funds used during construction. APS amortizes this amount as the differences reverse. In accordance with the 1999 Settlement Agreement, APS is continuing to accelerate its amortization of the regulatory asset for income taxes over an eight-year period that will end June 30, 2004 (see Note 1). We are including this accelerated amortization in depreciation and amortization expense on the Statements of Income. The components of income tax expense for continuing operations are:

(thousands of dollars)

                                                 Year Ended December 31,
                                        ---------------------------------------
                                          1999            1998           1997
                                        ---------      ---------      ---------
Current
  Federal                               $ 171,491      $ 105,922      $ 105,818
  State                                    37,501         40,621         43,172
                                        ---------      ---------      ---------
Total current                             208,992        146,543        148,990

Deferred                                  (17,413)        41,566         28,729
Change in valuation allowance                  --             --         (3,920)
ITC amortization                          (23,514)       (23,516)       (23,518)
                                        ---------      ---------      ---------
Total expense                           $ 168,065      $ 164,593      $ 150,281
                                        =========      =========      =========

     The following chart compares pretax income at the 35% federal income tax rate to income tax expense:

(thousands of dollars)

                                                                   Year Ended December 31,
                                                          ---------------------------------------
                                                            1999            1998           1997
                                                          ---------      ---------      ---------
Federal income tax expense at 35% statutory rate          $ 153,243      $ 142,620      $ 135,148
Increases (reductions) in tax expense resulting from:
  Tax under book depreciation                                14,575         17,848         14,694
  Preferred stock dividends of APS                              356          3,396          4,481
  ITC amortization                                          (23,514)       (23,516)       (23,518)
  State income tax net of federal income tax benefit         23,030         22,764         24,497
  Change in valuation allowance                                  --             --         (3,400)
  Other                                                         375          1,481         (1,621)
                                                          ---------      ---------      ---------
Income tax expense                                        $ 168,065      $ 164,593      $ 150,281
                                                          =========      =========      =========

     The components of the net deferred income tax liability were as follows:

(thousands of dollars)

                                                        Year Ended December 31,
                                                       -------------------------
                                                          1999           1998
                                                       ----------     ----------

DEFERRED TAX ASSETS
  Deferred gain on Palo Verde Unit 2 sale/leaseback    $   29,446     $   31,285
  Other                                                   133,748        127,903
                                                       ----------     ----------
      Total deferred tax assets                           163,194        159,188
                                                       ----------     ----------
DEFERRED TAX LIABILITIES
  Plant-related                                         1,104,769      1,117,253
  Regulatory asset for income taxes                       234,117        381,472
                                                       ----------     ----------
      Total deferred tax liabilities                    1,338,886      1,498,725
                                                       ----------     ----------
Accumulated deferred income taxes - net                $1,175,692     $1,339,537
                                                       ==========     ==========

5. LINES OF CREDIT

     APS had committed lines of credit with various banks of $350 million at December 31, 1999 and $400 million at December 31, 1998, which were available either to support the issuance of commercial paper or to be used for bank borrowings. The commitment fees at December 31, 1999 and 1998 for these lines of credit ranged from 0.07% to 0.125% per annum. APS had long-term bank borrowings of $50 million outstanding at December 31, 1999 and $125 million outstanding at December 31, 1998.

     APS' commercial paper borrowings outstanding were $38 million at December 31, 1999 and $179 million at December 31, 1998. The weighted average interest rate on commercial paper borrowings was 5.33% for the year ended December 31, 1999 and 5.88% for December 31, 1998. By Arizona statute, APS' short-term borrowings cannot exceed 7% of its total capitalization unless approved by the ACC.

     Pinnacle West had a revolving line of credit of $250 million at December 31, 1999 and 1998. The commitment fees were 0.10% in 1999 and 1998. Outstanding amounts at December 31, 1999 were $56 million and at December 31, 1998 were $42 million.

     SunCor had revolving lines of credit totalling $100 million at December 31, 1999 and $55 million at December 31, 1998. The commitment fees were 0.125% in 1999 and 1998. SunCor had $94 million outstanding at December 31, 1999 and $38 million outstanding at December 31, 1998.

6. LONG-TERM DEBT

     Borrowings under the APS mortgage bond indenture are secured by substantially all utility plant; SunCor's debt is collateralized by interests in certain real property; Pinnacle West's debt is unsecured. The following table presents the components of consolidated long-term debt outstanding at December 31, 1999 and December 31, 1998:

(thousands of dollars)

                                                                                           December 31,
                                            Maturity       Interest               --------------------------
                                            Dates (a)       Rates                    1999               1998
                                            ---------       -----                    ----               ----
APS
First mortgage bonds                          1999          7.625%                $       --        $  100,000
                                              2000          5.75%                    100,000           100,000
                                              2002          8.125%                   125,000           125,000
                                              2004          6.625%                    80,000            85,000
                                              2020          10.25%                   100,550           100,550
                                              2021          9.5%                      45,140            45,140
                                              2021          9%                        72,370            72,370
                                              2023          7.25%                     70,650            91,900
                                              2024          8.75%                    121,668           121,668
                                              2025          8%                        47,075            88,300
                                              2028          5.5%                      25,000            25,000
                                              2028          5.875%                   154,000           154,000
Unamortized discount and premium                                                      (5,860)           (6,482)
Pollution control bonds                    2024-2034        Adjustable rate(b)       476,860           456,860
Funds held in trust account for
 certain pollution control bonds                                                      (1,236)               --
Collateralized loan                        1999-2000        5.375%-6.125%             10,000            20,000
Unsecured notes                               2004          5.875%                   125,000                --
Unsecured notes                               2005          6.25%                    100,000           100,000
Floating rate notes                           2001          Adjustable rate(c)       250,000                --
Senior notes (d)                              1999          6.72%                         --            50,000
Senior notes (d)                              2006          6.75%                     83,695           100,000
Debentures                                    2025          10%                       75,000            75,000
Bank loans                                    2003          Adjustable rate(e)        50,000           125,000
Capitalized lease obligation               1999-2001        7.48%(f)                   7,199            11,612
                                                                                  ----------        ----------
                                                                                   2,112,111         2,040,918
                                                                                  ----------        ----------
SUNCOR
Revolving credit                           2001-2002          (g)                     94,000            38,139
Bank loan                                     2001            (h)                         --            42,061
Notes payable                              1998-2006          (i)                      3,404             3,888
Bonds payable                                 2039          5.85%                      5,335                --
                                                                                  ----------        ----------
                                                                                     102,739            84,088
                                                                                  ----------        ----------
PINNACLE WEST
Revolving credit                              2001            (j)                     56,000            42,000
Senior notes                               2001-2003          (k)                     50,000            50,000
                                                                                  ----------        ----------
                                                                                     106,000            92,000
                                                                                  ----------        ----------
Total long-term debt                                                               2,320,850         2,217,006
Less current maturities                                                              114,798           168,045
                                                                                  ----------        ----------
Total long-term debt less current maturities                                      $2,206,052        $2,048,961
                                                                                  ==========        ==========

(a) This schedule does not reflect the timing of redemptions that may occur prior to maturity.
(b) The weighted-average rate for the year ended December 31, 1999 was 3.15% and for December 31, 1998 was 3.39%. Changes in short-term interest rates would affect the costs associated with this debt.
(c)  The weighted-average rate for the year ended December 31, 1999 was 6.8525%.
(d) APS currently has outstanding $84 million of first mortgage bonds ("senior note mortgage bonds") issued to the senior note trustee as collateral for the senior notes. The senior note mortgage bonds have the same interest rate, interest payment dates, maturity, and redemption provisions as the senior notes. APS' payments of principal, premium, and/or interest on the senior notes satisfy its corresponding payment obligations on the senior note mortgage bonds. As long as the senior note mortgage bonds secure the senior notes, the senior notes will effectively rank equally with the first mortgage bonds. When APS repays all of its first mortgage bonds, other than those that secure senior notes, the senior note mortgage bonds will no longer secure the senior notes and will cease to be outstanding.
(e) The weighted-average rate for the year ended December 31, 1999 was 5.5% and for December 31, 1998 was 5.94%. Changes in short-term interest rates would affect the costs associated with this debt.
(f) Represents the present value of future lease payments (discounted at an interest rate of 7.48%) on a combined cycle plant that was sold and leased back (see Note 10).
(g) The weighted-average rate at December 31, 1999 was 8.51% and at December 31, 1998 was 7.41%. Interest for 1999 and 1998 was based on LIBOR plus 2% or prime plus 0.5%.
(h) The weighted-average rate at December 31, 1998 was 7.76%. Interest for 1998 was based on LIBOR plus 2% or prime plus 0.5%.
(i) Multiple notes primarily with variable interest rates based mostly on the lenders' prime plus 1.75%.
(j)  The  weighted-average  rate at December 31, 1999 was 6.825% and at December
     31,  1998 was  5.66%.  Interest  for 1999 and 1998 was based on LIBOR  plus
     0.33%.
(k) Includes two series of notes: $25 million at 6.62% due 2001, and $25 million at 6.87% due 2003.

     The following is a list of principal payments due on total long-term debt and sinking fund requirements through 2004:

    *   $115 million in 2000
    *   $364 million in 2001
    *   $189 million in 2002
    *   $75 million in 2003 and
    *   $205 million in 2004.

     First mortgage bondholders share a lien on substantially all utility plant assets (other than nuclear fuel, transportation equipment, and the combined cycle plant). The mortgage bond indenture restricts the payment of common stock dividends under certain conditions. These conditions did not exist at December 31, 1999.

7. PREFERRED STOCK OF APS

On March 1, 1999, APS redeemed all of its preferred stock. Preferred stock balances of APS at December 31, 1999 and 1998 are shown below:

(dollars in thousands,
 except per share amounts)    Number of Shares Outstanding             Par Value Outstanding
                                      December 31,                          December 31,
                           -----------------------------------    ---------------------------------
                                                                  Par Value
                           Authorized      1999         1998      Per Share      1999         1998
                           ----------      ----         ----      ---------      ----         ----
NON-REDEEMABLE:
$1.10 preferred              160,000        --         139,030     $ 25.00       $ --       $ 3,476
$2.50 preferred              105,000        --          86,440       50.00         --         4,322
$2.36 preferred              120,000        --          32,520       50.00         --         1,626
$4.35 preferred              150,000        --          62,986      100.00         --         6,299
Serial preferred:          1,000,000
 $2.40 Series A                             --         200,587       50.00         --        10,029
 $2.625 Series C                            --         214,895       50.00         --        10,745
 $2.275 Series D                            --          90,691       50.00         --         4,534
 $3.25 Series E                             --         304,475       50.00         --        15,224
Serial preferred:          4,000,000
 Adjustable rate
  Series Q                                  --         295,851      100.00         --        29,585
                                           ---       ---------                   ----       -------
Total                                       --       1,427,475                   $ --       $85,840
                                           ===       =========                   ====       =======
REDEEMABLE:
Serial preferred:
 $10.00 Series U                            --          94,011     $100.00       $ --       $ 9,401
                                           ===       =========                   ====       =======

     Redeemable preferred stock transactions of APS during each of the three years in the period ended December 31, 1999 are as follows:

(dollars in thousands)

                                                    Number of         Par Value
                                                     Shares             Amount
                                                    --------           --------

Balance, December 31, 1996                           530,000           $ 53,000
Retirements
 $10.00 Series U                                    (118,902)           (11,890)
 $7.875 Series V                                    (120,000)           (12,000)
                                                    --------           --------

Balance, December 31, 1997                           291,098             29,110
Retirements
 $10.00 Series U                                    (197,087)           (19,709)
                                                    --------           --------

Balance, December 31, 1998                            94,011              9,401
Retirements
 $10.00 Series U                                     (94,011)            (9,401)
                                                    --------           --------
Balance, December 31, 1999                                --           $     --
                                                    ========           ========

8. COMMON STOCK

     Our common stock issued during each of the three years in the period ended December 31, 1999 is as follows:

(dollars in thousands)

                                                 Number of
                                                  Shares             Amount (a)
                                                -----------         -----------

Balance, December 31, 1996                       87,515,847         $ 1,636,354
 Common stock expense - net                              --              (2,586)
 Common stock retired                            (2,690,900)            (79,997)
                                                -----------         -----------
Balance, December 31, 1997                       84,824,947           1,553,771
 Common stock expense - net                              --              (3,128)
                                                -----------         -----------
Balance, December 31, 1998                       84,824,947           1,550,643
 Common stock expense - net                              --             (13,194)
                                                -----------         -----------
Balance, December 31, 1999                       84,824,947         $ 1,537,449
                                                ===========         ===========

(a) Including premiums and expenses of preferred stock issues of APS.

9. RETIREMENT PLANS AND OTHER BENEFITS

PENSION PLANS

     Through 1999, Pinnacle West and its subsidiaries each sponsored defined benefit pension plans for their own employees. As of January 1, 2000, these plans were consolidated and now a single pension plan is sponsored by Pinnacle West for the employees of Pinnacle West and its subsidiaries. A defined benefit plan specifies the amount of benefits a plan participant is to receive using information about the participant. The plan covers nearly all of our employees. Our employees do not contribute to this plan. Generally, we calculate the benefits under these plans based on age, years of service, and pay. We fund the plan by contributing at least the minimum amount required under Internal Revenue Service regulations but no more than the maximum tax-deductible amount. The assets in the plan at December 31, 1999 were mostly domestic and international common stocks and bonds and real estate.

     Pension expense, including administrative costs, was:

    *   $4 million in 1999
    *   $11 million in 1998 and
    *   $9 million in 1997.

     The following table shows the components of net pension cost before consideration of amounts capitalized or billed to others:

(thousands of dollars)
                                                   1999       1998       1997
                                                 --------   --------   --------
Service cost - benefits earned during
 the period                                      $ 24,982   $ 24,817   $ 20,435
Interest cost on projected benefit obligation      52,905     51,524     48,402
Expected return on plan assets                    (68,335)   (54,513)   (47,959)
Amortization of:
  Transition asset                                 (3,226)    (3,226)    (3,226)
  Prior service cost                                2,078      2,078      2,078
                                                 --------   --------   --------
Net periodic pension cost                        $  8,404   $ 20,680   $ 19,730
                                                 ========   ========   ========

     The following table shows a reconciliation of the funded status of the plans to the amounts recognized in the balance sheets:

(thousands of dollars)
                                                           1999          1998
                                                        ---------     ---------
Funded status - pension plan assets more than
 (less than) projected benefit obligation               $  37,275     $ (41,034)
Unrecognized net transition asset                         (20,008)      (23,235)
Unrecognized prior service cost                            20,636        22,715
Unrecognized net actuarial gains                         (101,153)      (38,668)
                                                        ---------     ---------
Net pension amount recognized in the balance sheets     $ (63,250)    $ (80,222)
                                                        =========     =========

     The following table sets forth the defined benefit pension plans' change in projected benefit obligation for the plan years 1999 and 1998:

(thousands of dollars)
                                                           1999          1998
                                                        ---------     ---------
Projected pension benefit obligation at
 beginning of year                                      $ 731,305     $ 708,144
Service cost                                               24,982        24,817
Interest cost                                              52,905        51,524
Benefit payments                                          (29,694)      (29,636)
Actuarial gains                                           (36,860)      (23,544)
                                                        ---------     ---------
Projected pension benefit obligation at end of year     $ 742,638     $ 731,305
                                                        =========     =========

     The following table sets forth the defined benefit pension plans' change in the fair value of plan assets for the plan years 1999 and 1998:

(thousands of dollars)
                                                           1999          1998
                                                        ---------     ---------
Fair value of pension plan assets at
 beginning of year                                      $ 690,271     $ 619,412
Actual return on plan assets                               93,977        86,527
Employer contributions                                     25,359        13,968
Benefit payments                                          (29,694)      (29,636)
                                                        ---------     ---------
Fair value of pension plan assets at end of year        $ 779,913     $ 690,271
                                                        =========     =========

     We made the assumptions below to calculate the pension liability:

                                                           1999          1998
                                                        ---------     ---------

Discount rate                                              7.75%         7.00%
Rate of increase in compensation levels                    4.25%         3.50%
Expected long-term rate of return on assets               10.00%        10.00%

EMPLOYEE SAVINGS PLAN BENEFITS

     Through 1999, Pinnacle West and its subsidiaries each sponsored defined contribution savings plans for their own employees. As of January 1, 2000, these plans were consolidated and now a single defined contribution savings plan is sponsored by Pinnacle West for the employees of Pinnacle West and its subsidiaries. In a defined contribution plan, the benefits a participant will receive result from regular contributions they make to a participant account. Under this plan, we make matching contributions to participant accounts. We recorded expenses for this plan of approximately $4 million for each of the last three years (1997-1999).

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

     Funding is based upon actuarially determined contributions that take tax consequences into account. Plan assets consist primarily of domestic stocks and bonds. The postretirement benefit expense was:

    *   $ 7 million for 1999
    *   $ 9 million for 1998 and
    *   $10 million for 1997.

     The following table shows the components of net periodic postretirement benefit costs before consideration of amounts capitalized or billed to others:

(thousands of dollars)


                                                   1999       1998       1997
                                                 --------   --------   --------
Service cost - benefits earned during
 the period                                      $  8,939   $  7,890   $  7,046
Interest cost on accumulated benefit obligation    17,366     15,763     14,441
Expected return on plan assets                    (18,454)   (12,001)    (8,706)
Amortization of:
  Transition asset                                  7,698      7,698      7,698
  Net actuarial gains                              (5,117)    (2,952)    (2,685)
                                                 --------   --------   --------
Net periodic postretirement benefit cost         $ 10,432   $ 16,398   $ 17,794
                                                 ========   ========   ========

     The following table shows a reconciliation of the funded status of the plan to the amounts recognized in the balance sheets:

(thousands of dollars)
                                                           1999          1998
                                                        ---------     ---------
Funded status - postretirement plan assets more
 than (less than) projected benefit obligation          $  25,549     $ (24,269)
Unrecognized net obligation at transition                 100,145       107,842
Unrecognized net actuarial gains                         (128,309)      (86,692)
                                                        ---------     ---------
Net postretirement amount recognized in
 the balance sheets                                     $  (2,615)    $  (3,119)
                                                        =========     =========

     The following table sets forth the postretirement benefit plans' change in accumulated benefit obligation for the plan years 1999 and 1998:

(thousands of dollars)
                                                           1999          1998
                                                        ---------     ---------
Accumulated postretirement benefit obligation at
 beginning of year                                      $ 237,679     $ 199,348
Service cost                                                8,939         7,890
Interest cost                                              17,366        15,763
Benefit payments                                           (8,761)      (10,378)
Actuarial (gains) losses                                  (23,234)       25,056
                                                        ---------     ---------
Accumulated postretirement benefit obligation
 at end of year                                         $ 231,989     $ 237,679
                                                        =========     =========

     The following table sets forth the postretirement benefit plans' change in the fair value of plan assets for the plan years 1999 and 1998:

(thousands of dollars)
                                                           1999          1998
                                                        ---------     ---------
Fair value of postretirement plan assets at
 beginning of year                                    $ 213,410       $ 151,146
Actual return on plan assets                             42,975          47,284
Employer contributions                                    9,914          25,327
Benefit payments                                         (8,761)        (10,347)
                                                      ---------       ---------
Fair value of postretirement plan assets
 at the end of year                                   $ 257,538       $ 213,410
                                                      =========       =========

     We made the assumptions below to calculate the postretirement liability:

                                                             1999          1998
                                                             ----          ----

Discount rate                                                7.75%         7.00%
Expected long-term rate of return on assets - after tax      8.77%         8.73%
Initial health care cost trend rate - under age 65           7.00%         7.50%
Initial health care cost trend rate - age 65 and over        6.00%         6.50%
Ultimate health care cost trend rate (reached
 in the year 2002)                                           5.00%         5.00%

     Assuming a 1% increase in the health care cost trend rate, the 1999 cost of postretirement benefits other than pensions would increase by approximately $5 million and the accumulated benefit obligation as of December 31, 1999 would increase by approximately $38 million.

     Assuming a 1% decrease in the health care cost trend rate, the 1999 cost of postretirement benefits other than pensions would decrease by approximately $4 million and the accumulated benefit obligation as of December 31, 1999 would decrease by approximately $30 million.

10. LEASES

     In 1986, APS sold about 42% of its share of Palo Verde Unit 2 and certain common facilities in three separate sale leaseback transactions. APS accounts for these leases as operating leases. The gain of approximately $140 million was deferred and is being amortized to operations expense over 29.5 years, the original term of the leases. There are options to renew the leases for two additional years and to purchase the property for fair market value at the end of the lease terms. Consistent with the ratemaking treatment, an amount equal to the annual lease payments is included in rent expense. A regulatory asset is recognized for the difference between lease payments and rent expense calculated on a straight-line basis.

     The average amounts to be paid for the Palo Verde Unit 2 leases are approximately $46 million in 2000 and approximately $49 million per year in 2001-2015.

     In accordance with the 1999 Settlement Agreement, APS is continuing to accelerate amortization of the regulatory asset for leases over an eight-year period that will end June 30, 2004 (see Note 1). The accelerated amortization is included in depreciation and amortization expense on the Statements of Income. The balance of this regulatory asset at December 31, 1999 was $43 million. Lease expense was approximately $42 million in each of the years 1997 through 1999.

     APS has a capital lease on a combined cycle plant, which it sold and leased back. The lease requires semiannual payments of $3 million through June 2001, and includes renewal and purchase options based on fair market value. The plant is included in plant in service at its original cost of $54 million; accumulated amortization at December 31, 1999 was $51 million.

     In addition, we lease certain land, buildings, equipment, and miscellaneous other items through operating rental agreements with varying terms, provisions, and expiration dates. Miscellaneous lease expense was approximately $10 million in 1999, $13 million in 1998, and $11 million in 1997.

     Estimated future minimum lease commitments, excluding the Palo Verde and combined cycle leases, are as follows:

     (dollars in millions)

     Year
     ----

     2000                                          $ 17
     2001                                            19
     2002                                            20
     2003                                            20
     2004                                            20
     Thereafter                                     138
                                                   ----
     Total future commitments                      $234
                                                   ====

11. JOINTLY-OWNED FACILITIES

     APS shares ownership of some of its generating and transmission facilities with other companies. The following table shows APS' interest in those jointly-owned facilities at December 31, 1999. APS' share of operating and maintaining these facilities is included in the income statement in operations and maintenance expense.

(dollars in thousands)

                                                               Percent        Plant                      Construction
                                                               Owned by        in          Accumulated     Work In
                                                                 APS         Service       Depreciation    Progress
                                                                 ---         -------       ------------    --------
Generating Facilities:
  Palo Verde Nuclear Generating Station Units 1 and 3           29.1%       $1,829,633      $  751,567      $ 7,220
  Palo Verde Nuclear Generating Station Unit 2 (see Note 10)    17.0%          572,574         240,696       17,145
  Four Corners Steam Generating Station Units 4 and 5           15.0%          139,209          71,333          364
  Navajo Steam Generating Station Units 1, 2, and 3             14.0%          230,536          94,332        4,555
  Cholla Steam Generating Station Common Facilities (a)         62.8%(b)        68,643          38,068        1,679

Transmission Facilities:
  ANPP 500 KV System                                            35.8%(b)        68,133          21,446            7
  Navajo Southern System                                        31.4%(b)        27,364          17,550           42
  Palo Verde - Yuma 500 KV System                               23.9%(b)        11,728           4,388           36
  Four Corners Switchyards                                      27.5%(b)         3,071           1,855           --
  Phoenix - Mead System                                         17.1%(b)        36,434           1,768           --

(a) PacifiCorp owns Cholla Unit 4 and APS operates the unit for them. The common facilities at the Cholla Plant are jointly-owned.
(b)  Weighted average of interests.

12. COMMITMENTS AND CONTINGENCIES

LITIGATION

     We are party to various claims, legal actions, and complaints arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial statements.

PALO VERDE NUCLEAR GENERATING STATION

     Under the Nuclear Waste Policy Act, DOE was to develop the facilities necessary for the storage and disposal of spent fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository, but DOE has announced that such a repository now cannot be completed before 2010. In response to lawsuits filed over DOE's obligation to accept used nuclear fuel, the United States Court of Appeals for the D.C. Circuit has ruled that DOE had an obligation to begin accepting used nuclear fuel in 1998. However, the Court refused to issue an order compelling DOE to begin moving used fuel. Instead, the Court ruled that any damages to utilities should be sought under the standard contract signed between DOE and utilities, including APS. The United States Supreme Court has refused to grant review of the D.C. Circuit's decision.

     APS has capacity in existing fuel storage pools at Palo Verde which, with certain modifications, could accommodate all fuel expected to be discharged from normal operation of Palo Verde through about 2002, and believes it could augment that wet storage with new facilities for on-site dry storage of spent fuel for an indeterminate period of operation beyond 2002, subject to obtaining any required governmental approvals. APS currently estimates that it will incur $113 million (in 1999 dollars) over the life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. As of December 31, 1999, APS had recorded a liability and a regulatory asset of $37 million for on-site interim nuclear fuel storage costs related to nuclear fuel burned to date. APS currently believes that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation beyond 2002.

     The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per incident. Based upon the 29.1% interest in the three Palo Verde units, APS' maximum potential assessment per incident for all three units is approximately $77 million, with an annual payment limitation of approximately $9 million.

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

FUEL AND PURCHASED POWER COMMITMENTS

     APS is a party to various fuel and purchased power contracts with terms expiring from 2000 through 2020 that include required purchase provisions. APS estimates its 2000 contract requirements to be about $177 million. However, this amount may vary significantly pursuant to certain provisions in such contracts that permit APS to decrease its required purchases under certain circumstances.

     APS must reimburse certain coal providers for amounts incurred for coal mine reclamation. APS estimates its share of the total obligation to be about $103 million. The portion of the coal mine reclamation obligation related to coal already burned is about $57 million at December 31, 1999 and is included in "Deferred Credits-Other" in the Balance Sheet.

     A regulatory asset has been established for amounts not yet recovered from ratepayers. In accordance with the 1999 Settlement Agreement with the ACC, APS is continuing to accelerate the amortization of the regulatory asset for coal mine reclamation over an eight-year period that will end June 30, 2004. Amortization is included in depreciation and amortization expense on the Statements of Income. The balance of the regulatory asset at December 31, 1999 was about $41 million.

CONSTRUCTION PROGRAM

     Consolidated capital expenditures in 2000 are estimated at $591 million.

GENERATION EXPANSION

     We are currently planning, through Pinnacle West Energy, a 650-megawatt expansion of our West Phoenix Power Plant, and the construction of a natural gas-fired electric generating station of up to 2,120 megawatts near Palo Verde, called Redhawk. Pinnacle West Energy's capital expenditures in 1999 were $21 million. Projected capital expenditures for these projects are $152 million in 2000; $240 million in 2001; and $245 million in 2002. We are also considering additional expansion over the next several years, which may result in additional expenditures. Pinnacle West Energy's capital expenditures will be funded with debt proceeds, and internally generated cash and debt proceeds from the parent company. Assuming all approvals are granted, we expect to begin construction at West Phoenix in the second quarter of 2000.

     Pinnacle West Energy has signed a joint development agreement with Reliant Energy Power Generation, Inc. (Reliant) covering construction and operation of three new merchant plants. Pinnacle West Energy plans to contribute the first two units (1,060 megawatts) of the Redhawk project to the joint agreement. Construction is expected to start in the third quarter of 2000, with commercial operation scheduled in the summer of 2002. Reliant plans to contribute two new natural gas-fired projects (1,500 megawatts) in Nevada to the venture.

13. NUCLEAR DECOMMISSIONING COSTS

     APS recorded $11 million for nuclear decommissioning expense in each of the years 1999, 1998, and 1997. APS estimates it will cost about $1.8 billion ($472 million in 1999 dollars) to decommission its 29.1% share of the three Palo Verde units. The decommissioning costs are expected to be incurred over a 14-year period beginning in 2024. APS charges decommissioning costs to expense over each unit's operating license term and includes them in the accumulated depreciation balance until each unit is retired. Nuclear decommissioning costs are recovered in rates.

     APS' current estimates are based on a 1998 site-specific study for Palo Verde that assumes the prompt removal/dismantlement method of decommissioning. An independent consultant prepared this study. APS is required to update the study every three years.

     To fund the costs APS expects to incur to decommission the plant, APS established external decommissioning trusts in accordance with Nuclear Regulatory Commission (NRC) regulations. The trust accounts are reported in "Investments and Other Assets" on the Consolidated Balance Sheets at their market value of $176 million at December 31, 1999 and $146 million at December 31, 1998.

     APS invests the trust funds primarily in fixed income securities and domestic stock and classifies them as available for sale. Realized and unrealized gains and losses are reflected in accumulated depreciation.

     See Note 2 for a proposed accounting standard on accounting for certain liabilities related to closure or removal of long-lived assets.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Consolidated quarterly financial information for 1999 and 1998 is as follows:

(dollars in thousands, except per share amounts)                                 1999
                                                         --------------------------------------------------
QUARTER ENDED                                            March 31     June 30    September 30   December 31
                                                         --------     -------    ------------   -----------
Operating revenues
  Electric                                               $413,983     $511,434     $ 867,630      $500,137
  Real estate                                              24,533       32,697        26,640        46,299
Operating income (a)                                     $ 91,599     $148,968     $ 240,294      $ 97,916
Income from continuing operations                        $ 30,690     $ 68,702     $ 125,579      $ 44,801
Income tax benefit from discontinued operations                --           --        38,000            --
Extraordinary charge - net of income tax                       --           --      (139,885)           --
                                                         --------     --------     ---------      --------
Net income                                               $ 30,690     $ 68,702     $  23,694      $ 44,801
                                                         ========     ========     =========      ========
Earnings (loss) per average common share outstanding
  Continuing operations - basic                          $   0.36     $   0.81     $    1.48      $   0.53
  Discontinued operations - basic                              --           --          0.45            --
  Extraordinary charge - basic                                 --           --         (1.65)           --
                                                         --------     --------     ---------      --------
  Net Income - basic                                     $   0.36     $   0.81     $    0.28      $   0.53
                                                         ========     ========     =========      ========
  Continuing operations - diluted                        $   0.36     $   0.81     $    1.48      $   0.53
  Discontinued operations - diluted                            --           --          0.45            --
  Extraordinary charge - diluted                               --           --         (1.65)           --
                                                         --------     --------     ---------      --------
  Net Income - diluted                                   $   0.36     $   0.81     $    0.28      $   0.53
                                                         ========     ========     =========      ========
Dividends declared per share (b)                         $  0.325     $   0.65     $      --      $   0.35


(dollars in thousands, except per share amounts)                                 1998
                                                         --------------------------------------------------
QUARTER ENDED                                            March 31     June 30    September 30   December 31
                                                         --------     -------    ------------   -----------
Operating revenues
  Electric                                               $380,423     $441,715      $740,734      $443,526
  Real estate                                              34,161       28,916        18,276        42,835
Operating income (a)                                     $ 90,837     $122,605      $251,838      $101,848
Net income                                               $ 31,086     $ 48,997      $127,281      $ 35,528

Earnings per average common share outstanding
  Net income - basic                                     $   0.37     $   0.58      $   1.50      $   0.42
  Net income - diluted                                   $   0.36     $   0.57      $   1.49      $   0.42
Dividends declared per share (b)                         $   0.30     $   0.60      $     --      $  0.325

(a) APS' utility business is seasonal in nature, with the peak sales periods generally occurring during the summer months. Comparisons among quarters of a year may not represent overall trends and changes in operations.

(b) Dividends for the quarters ending September 30, 1999 and September 30, 1998 were declared in June.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     We believe that the carrying amounts of our cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 1999 and 1998 due to their short maturities.

     We hold investments in debt and equity securities for purposes other than trading. The December 31, 1999 and 1998 fair values of such investments, which we determine by using quoted market values or by discounting cash flows at rates equal to our cost of capital, approximate their carrying amount.

     The carrying value of our long-term debt (excluding a capitalized lease obligation) was $2.31 billion on December 31, 1999, with an estimated fair value of $2.29 billion. On December 31, 1998, the carrying value of our long-term debt (excluding a capitalized lease obligation) was $2.21 billion, with an estimated fair value of $2.27 billion. The fair value estimates are based on quoted market prices of the same or similar issues.

16. EARNINGS PER SHARE

     In 1997 we adopted SFAS No. 128, "Earnings Per Share." This statement requires the presentation of both basic and diluted earnings per share on the financial statements. The following table presents earnings per average common share outstanding (EPS):

                                               1999          1998        1997
                                               ----          ----        ----
Basic EPS:
  Continuing operations                       $ 3.18        $2.87       $2.76
  Discontinued operations                       0.45           --          --
  Extraordinary charge                         (1.65)          --          --
                                              ------         -----      -----
  Net income                                  $ 1.98        $2.87       $2.76
                                              ======        =====       =====
Diluted EPS:
  Continuing operations                       $ 3.17        $2.85       $2.74
  Discontinued operations                       0.45           --          --
  Extraordinary charge                         (1.65)          --          --
                                              ------         -----      -----
  Net income                                  $ 1.97         $2.85      $2.74
                                              ======         =====      =====

     Dilutive stock options increased average common shares outstanding by 291,392 shares in 1999, 571,728 shares in 1998, and 519,800 shares in 1997.
Total average common shares outstanding for the purposes of calculating diluted earnings per share were 85,008,527 shares in 1999, 85,345,946 shares in 1998, and 86,022,709 shares in 1997.

     Options to purchase 506,734 shares of common stock were outstanding during the last quarter of 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

17. STOCK-BASED COMPENSATION

     Pinnacle   West  offers  two  stock   incentive   plans  for  our  and  our
subsidiaries' officers and key employees.

     The most recent plan provides for the granting of new options (which may be non-qualified stock options or incentive stock options) of up to 3.5 million shares at a price per option not less than the fair market value on the date the option is granted. The plan also provides for the granting of any combination of shares of restricted stock, stock appreciation rights or dividend equivalents.

     The awards outstanding under the incentive plans at December 31, 1999 approximate 1,441,124 non-qualified stock options, 159,837 restricted stock, and no incentive stock options, stock appreciation rights or dividend equivalents.

     The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which was effective beginning in 1996. The statement encourages, but does not require, that a company record compensation expense based on the fair value method. We continue to recognize expense based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     If we had recorded compensation expense based on the fair value method, our net income would have been reduced to the following pro forma amounts:

(thousands of dollars)
                                            1999           1998           1997
                                          --------       --------       --------
Net income
  As reported                             $167,887       $242,892       $235,856
  Pro forma (fair value method)           $166,913       $242,177       $235,446
Net income per share - basic
  As reported                             $   1.98       $   2.87       $   2.76
  Pro forma (fair value method)           $   1.97       $   2.86       $   2.75

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

                                              1999          1998          1997
                                              ----          ----          ----

Risk-free interest rate                       5.68%         4.54%         5.66%
Dividend yield                                3.33%         3.03%         4.50%
Volatility                                   20.50%        18.80%        15.63%
Expected life (months)                          60            60            60

     The following table is a summary of the status of our stock option plans as of December 31, 1999, 1998, and 1997 and changes during the years ending on those dates:

                                               1999 Weighted               1998 Weighted               1997 Weighted
                                      1999        Average         1998        Average         1997        Average
                                     Shares    Exercise Price    Shares    Exercise Price    Shares    Exercise Price
                                     ------    --------------    ------    --------------    ------    --------------
Outstanding at beginning of year   1,563,512       $27.95       1,554,631      $24.38       1,739,576      $21.51
Granted                              458,450        35.95         244,200       46.78         260,450       39.56
Exercised                           (516,838)       18.19        (217,317)      23.09        (409,975)      21.60
Forfeited                            (64,000)       40.36         (18,002)      33.42         (35,420)      27.10
                                   ---------                    ---------                   ---------
Outstanding at end of year         1,441,124        33.45       1,563,512       27.95       1,554,631       24.38
                                   ---------                    ---------                   ---------
Options exercisable at year-end      835,381        29.69       1,106,165       22.04       1,075,014       19.52
                                   ---------                    ---------                   ---------
Weighted average fair value of
 options granted during the year                     7.05                        8.15                        5.83

     The following table summarizes information about our stock option plans at December 31, 1999:

                                                   Weighted Average
    Exercise                                          Remaining        Options
Prices Per Share                    Outstanding     Contract Life    Exercisable
----------------                    -----------     -------------    -----------
   $10.06                               7,000            1.50           7,000
    11.25                              15,500            0.90          15,500
    15.75                              17,500            1.90          17,500
    16.25                               3,500            0.50           3,500
    17.68                              10,775            2.10          10,775
    18.13                              28,000            2.50          28,000
    19.00                              82,370            4.90          82,370
    19.56                              32,000            2.90          32,000
    22.13                              71,584            4.00          71,584
    23.25                              28,000            3.50          28,000
    27.44                             126,837            5.90         126,837
    31.44                             157,874            6.90         157,874
    34.66                             348,450            9.90           9,679
    36.56                               5,000            9.80             417
    39.75                             213,534            8.00         142,356
    41.00                              70,000            9.10          21,389
    46.78                             223,200            8.90          80,600
                                    ---------                         -------
   $10.06-$46.78                    1,441,124                         835,381
                                    =========                         =======

18. BUSINESS SEGMENTS

     Historically, we reported our operations as a single, integrated business segment. The basis of our reporting in previous years was due to APS' regulated operating environment. The ACC authorized a combined rate for supplying and delivering electricity to customers which was cost-based and was designed to recover APS' operating expenses and investment in electric utility assets and to provide a return on the investment.

     As a result of the 1999 Settlement Agreement, our generation operations are now deregulated for accounting purposes. For the purposes of complying with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), we are required to disclose information about its business segments separately. Accordingly, APS has separated identifiable expenses between the two segments and has allocated revenues and other expenses using a study that identifies the portion of its base rates related to generation and delivery. APS then used that information to develop the financial information of the business segments for each of the three years ended December 31, 1999 (or as of December 31, 1999 and 1998, with respect to assets). None of our revenues from external customers are attributed to, and none of our long-lived assets are located in, any foreign country.

     Beginning in 1999, we have two principal business segments (determined by products, services, and regulatory environment) which consist of the generation of electricity (generation business segment), and the transmission and distribution of electricity (delivery business segment). The "Other" amounts include activity relating to other subsidiaries including SunCor, El Dorado, and APS Energy Services. Intercompany eliminations primarily relate to intercompany sales of electricity. Financial data for business segments is provided as follows:

BUSINESS SEGMENTS FOR YEAR ENDED DECEMBER 31, 1999 (in thousands)

                                       Generation      Delivery          Other       Eliminations        Total
                                       ----------      --------          -----       ------------        -----
Operating revenues                    $  853,755      $2,292,798       $130,555       $(853,755)      $2,423,353
Operating expense                        522,925       1,672,169        106,876        (853,755)       1,448,215
                                      ----------      ----------       --------       ---------       ----------
   Operating margin                      330,830         620,629         23,679              --          975,138
Depreciation and amortization            121,683         260,374          3,511              --          385,568
Interest and preferred stock
 dividend requirements                    40,753         101,855          9,125              --          151,733
                                      ----------      ----------       --------       ---------       ----------
   Pretax margin                         168,394         258,400         11,043              --          437,837
Income taxes                              47,976         111,512          8,577              --          168,065
Income tax benefit from
 discontinued operations - PNW                --              --         38,000              --           38,000
Extraordinary charge - net
 of income tax of $94,115                     --        (139,885)            --              --         (139,885)
                                      ----------      ----------       --------       ---------       ----------
Earnings for common stock             $  120,418      $    7,003       $ 40,466       $      --       $  167,887
                                      ==========      ==========       ========       =========       ==========
Total assets                          $2,342,291      $3,795,846       $470,369       $      --       $6,608,506
                                      ==========      ==========       ========       =========       ==========
Capital expenditures                  $  110,798      $  241,469       $126,581       $      --       $  478,848
                                      ==========      ==========       ========       =========       ==========

BUSINESS SEGMENTS FOR YEAR ENDED DECEMBER 31, 1998 (in thousands)

                                       Generation      Delivery          Other       Eliminations        Total
                                       ----------      --------          -----       ------------        -----
Operating revenues                    $  858,340      $2,006,398       $124,188       $(858,340)      $2,130,586
Operating expense                        522,696       1,414,753        104,061        (858,340)       1,183,170
                                      ----------      ----------       --------       ---------       ----------
   Operating margin                      335,644         591,645         20,127              --          947,416
Depreciation and amortization            135,406         241,168          3,105              --          379,679
Interest and preferred stock
 dividend requirements                    37,045         108,670         14,537              --          160,252
                                      ----------      ----------       --------       ---------       ----------
   Pretax margin                         163,193         241,807          2,485              --          407,485
Income taxes                              49,969         109,487          5,137              --          164,593
                                      ----------      ----------       --------       ---------       ----------
Earnings for common stock             $  113,224      $  132,320       $ (2,652)      $      --       $  242,892
                                      ==========      ==========       ========       =========       ==========
Total assets                          $2,399,560      $3,993,740       $431,246       $      --       $6,824,546
                                      ==========      ==========       ========       =========       ==========
Capital expenditures                  $   85,767      $  241,638       $ 73,133       $      --       $  400,538
                                      ==========      ==========       ========       =========       ==========

BUSINESS SEGMENTS FOR YEAR ENDED DECEMBER 31, 1997 (in thousands)

                                       Generation      Delivery          Other       Eliminations        Total
                                       ----------      --------          -----       ------------        -----
Operating revenues                    $  803,647      $1,878,553       $116,473       $(803,647)      $1,995,026
Operating expense                        471,992       1,297,802         98,519        (803,647)       1,064,666
                                      ----------      ----------       --------       ---------       ----------
   Operating margin                      331,655         580,751         17,954              --          930,360
Depreciation and amortization            131,684         233,987          2,614              --          368,285
Interest and preferred stock
 dividend requirements                    50,311         104,410         21,217              --          175,938
                                      ----------      ----------       --------       ---------       ----------
   Pretax margin                         149,660         242,354         (5,877)             --          386,137
Income taxes                              44,898         108,426         (3,043)             --          150,281
                                      ----------      ----------       --------       ---------       ----------
Earnings for common stock             $  104,762      $  133,928       $ (2,834)      $      --       $  235,856
                                      ==========      ==========       ========       =========       ==========
Capital expenditures                  $   84,960      $  217,047       $ 67,248       $      --       $  369,255
                                      ==========      ==========       ========       =========       ==========

                        PINNACLE WEST CAPITAL CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Column A       Column B           Column C              Column D       Column E
                                                    Additions
                                              ----------------------
                                 Balance at   Charged to    Charged                      Balance
                                 beginning    cost and      to other                     at end of
        Description              of Period    Expenses      Accounts     Deductions (a)  Period
        -----------              ---------    --------      --------     ----------      ------
                                                           (Thousands of Dollars)

                                                 YEAR ENDED DECEMBER 31, 1999

Real Estate Valuation Reserves   $15,000      $   ---       $   ---    $ 7,000         $ 8,000
                                                 YEAR ENDED DECEMBER 31, 1998

Real Estate Valuation Reserves   $23,000      $   ---       $   ---    $ 8,000         $15,000

                                                 YEAR ENDED DECEMBER 31, 1997

Real Estate Valuation Reserves   $41,000      $   ---       $   ---    $18,000         $23,000

----------
(a)  Represents pro-rata allocations for sale of land.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

                        ITEM 10. DIRECTORS AND EXECUTIVE
                           OFFICERS OF THE REGISTRANT

     Reference  is hereby made to  "Election  of  Directors"  and to "General --
Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2000 (the "2000 Proxy Statement") and to the Supplemental Item --- "Executive Officers of the Registrant" in Part I of this report.

                         ITEM 11. EXECUTIVE COMPENSATION

     Reference is hereby made to the fourth and fifth paragraphs under the heading "The Board and its Committees," to "Executive Compensation," to "Human Resources Committee Report," to "Stock Performance Comparisons" and to "Executive Benefit Plans" in the 2000 Proxy Statement.

                         ITEM 12. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is hereby made to "Certain Securities Ownership" in the 2000 Proxy Statement.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is hereby made to "Executive Benefit Plans --- Employment and Severance Arrangements" and to "General-Business Relationship" in the 2000 Proxy Statement.

                                     PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

         See the Index to Consolidated Financial Statements and Financial Statement Schedule in Part II, Item 8.

EXHIBITS FILED

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------

10.1(a)   -- 2000 Management Variable Incentive Plan (Pinnacle West)

10.2(a)   -- 2000 Senior Management Variable Incentive Plan (Pinnacle West)

10.3(a)   -- 2000 Officer Variable Incentive Plan (Pinnacle West)

10.4(a)   -- 2000 Management Variable Incentive Plan (APS)

10.5(a)   -- 2000 Senior Management Variable Incentive Plan (APS)

10.6(a)   -- 2000 Officers Variable Incentive Plan (APS)

10.7(a)   -- First  Amendment  effective as of January 1, 1999,  to the Pinnacle
             West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan

10.8(a)   -- Fourth  Amendment  dated  December  28, 1999 to the Arizona  Public
             Service Company Directors Deferred Compensation Plan

10.9(a)   -- Letter Agreement dated December 13, 1999 between APS and William L.
             Stewart

10.10(a)  -- Second  Amendment  effective  January 1, 2000 to the Pinnacle  West
             Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan

10.11(a)  -- First Amendment dated December 7, 1999 to the Pinnacle West Capital
             Corporation Stock Option and Incentive Plan

10.12(a)  -- First Amendment dated December 7, 1999 to the Pinnacle West Capital
             Corporation 1994 Long-Term Incentive Plan

10.13(a)  -- Pinnacle  West  Capital  Corporation  Supplemental  Excess  Benefit
             Retirement Plan, as amended and restated, dated December 7, 1999

10.14(a)  -- Trust for the Pinnacle  West Capital  Corporation,  Arizona  Public
             Service   Company   and   SunCor   Development   Company   Deferred
             Compensation Plans dated August 1, 1996

10.15(a)  -- First  Amendment  dated  December  7,  1999  to the  Trust  for the
             Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans

10.16(a)  -- Letter Agreement dated July 28, 1995 between Arizona Public Service
             Company and Armando B. Flores

10.17(a)  -- Letter  Agreement  dated  October 3, 1997  between  Arizona  Public
             Service Company and James M. Levine

21        -- Subsidiaries of the Company

23.1      -- Consent of Deloitte & Touche LLP

27.1      -- Financial Data Schedule

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

Exhibit No.   Description                        Originally Filed as Exhibit:     File No.b    Date Effective
-----------   -----------                        ----------------------------     --------     --------------
3.1           Articles of Incorporation,         19.1 to the Company's             1-8962         11-14-88
              restated as of July 29, 1988       September 1988 Form 10-Q
                                                 Report

3.2           Bylaws, amended as of              4.1 to the Company's              1-8962          1-20-00
              December 15, 1999                  Registration Statement on
                                                 Form S-8 No. 333-95035

4.1           Mortgage and Deed of Trust         4.1 to APS' September 1992        1-4473          11-9-92
              Relating to APS' First             Form 10-Q Report
              Mortgage Bonds, together
              with forty-eight indentures
              supplemental thereto

4.2           Forty-ninth Supplemental           4.1 to APS' 1992 Form 10-K        1-4473          3-30-93
              Indenture                          Report

4.3           Fiftieth Supplemental              4.2 to APS' 1993 Form 10-K        1-4473          3-30-94
              Indenture                          Report

4.4           Fifty-first Supplemental           4.1 to APS' August 1, 1993        1-4473          9-27-93
              Indenture                          Form 8-K Report

4.5           Fifty-second Supplemental          4.1 to APS' September 30, 1993    1-4473         11-15-93
              Indenture                          Form 10-Q Report

4.6           Fifty-third Supplemental           4.5 to APS' Registration          1-4473           3-1-94
              Indenture                          Statement No. 33-61228 by
                                                 means of February 23, 1994
                                                 Form 8-K Report

4.7           Fifty-fourth Supplemental          4.1 to APS' Registration          1-4473         11-22-96
              Indenture                          Statements Nos. 33-61228,
                                                 33-55473, 33-64455 and
                                                 333-15379 by means of
                                                 November 19, 1996 Form 8-K
                                                 Report

Exhibit No.   Description                        Originally Filed as Exhibit:     File No.b    Date Effective
-----------   -----------                        ----------------------------     --------     --------------
4.8           Fifty-fifth Supplemental           4.8 to APS' Registration          1-4473           4-9-97
              Indenture                          Statement Nos. 33-55473, 33-
                                                 64455 and 333-15379 by means
                                                 of April 7, 1997 Form 8-K
                                                 Report

4.9           Agreement, dated March 21,         4.1 to APS' 1993 Form 10-K        1-4473          3-30-94
              1994, relating to the filing       Report
              of instruments defining the
              rights of holders of APS
              long-term debt not in excess
              of 10% of APS' total assets

4.10          Indenture dated as of January      4.6 to APS' Registration          1-4473          1-11-95
              1, 1995 among APS and The          Statement Nos. 33-61228 and
              Bank of New York, as               33-55473 by means of January
              Trustee                            1, 1995 Form 8-K Report

4.11          First Supplemental Indenture       4.4 to APS' Registration          1-4473          1-11-95
              dated as of January 1, 1995        Statement Nos. 33-61228 and
                                                 33-55473 by means of January
                                                 1, 1995 Form 8-K Report

4.12          Indenture dated as of              4.5 to APS' Registration          1-4473         11-22-96
              November 15, 1996 among            Statements Nos. 33-61228,
              APS and The Bank of New            33-55473, 33-64455 and 333-
              York, as Trustee                   15379 by means of November
                                                 19, 1996 Form 8-K Report

4.13          First Supplemental Indenture       4.6 to APS' Registration          1-4473         11-22-96
                                                 Statements Nos. 33-61228,
                                                 33-55473, 33-64455 and 333-
                                                 15379 by means of November
                                                 19, 1996 Form 8-K Report

4.14          Second Supplemental                4.10 to APS' Registration         1-4473           4-9-97
              Indenture                          Statement Nos. 33-55473, 33-
                                                 64455 and 333-15379 by means
                                                 of April 7, 1997 Form 8-K
                                                 Report

Exhibit No.   Description                        Originally Filed as Exhibit:     File No.b    Date Effective
-----------   -----------                        ----------------------------     --------     --------------
4.15          Specimen Certificate of            4.2 to the Company's 1988         1-8962          3-31-89
              Pinnacle West Capital              Form 10-K Report
              Corporation Common Stock,
              no par value

4.16          Agreement, dated March 29,         4.1 to the Company's 1987         1-8962          3-30-88
              1988, relating to the filing of    Form 10-K Report
              instruments defining the
              rights of holders of long-term
              debt not in excess of 10% of
              the Company's total assets

4.17          Indenture dated as of January      4.10 to APS' Registration         1-4473          1-16-98
              15, 1998 among APS and             The Statement Nos. 333-15379
              and Chase Manhattan Bank, as       333-27551 by means of January
              Trustee                            13, 1998 Form 8-K Report

4.18          First Supplemental Indenture       4.3 to APS' Registration          1-4473          1-16-98
              dated as of January 15, 1998       Statement Nos. 333-15379 and
                                                 333-27551 by means of January
                                                 13, 1998 Form 8-K Report

4.19          Second Supplemental                4.3 to APS' Registration          1-4473          2-22-99
              Indenture dated as of              Statement Nos. 333-27551
              February 15, 1999                  and 333-58445 by means of
                                                 February 18, 1999
                                                 Form 8-K Report

4.20          Third Supplemental Indenture       4.5 to APS' Registration          1-4473          11-5-99
              dated as of November 1, 1999       Statement No. 333-58445 by
                                                 means of November 2, 1999
                                                 Form 8-K Report

4.21          Amended and Restated Rights        4.1 to the Company's March 22,    1-8962          4-19-99
              Agreement, dated as of March       1999 Form 8-K Report
              26, 1999, between Pinnacle
              West Capital Corporation and
              BankBoston, N.A., as Rights
              Agent, including (i) as Exhibit
              A thereto the form of Amended
              Certificate of Designation of
              Series A Participating Preferred
              Stock of Pinnacle West Capital
              Corporation, (ii) as Exhibit B
              thereto the form of Rights
              Certificate and (iii) as Exhibit
              C thereto the Summary of Right
              to Purchase Preferred Shares


Exhibit No.   Description                        Originally Filed as Exhibit:     File No.b    Date Effective
-----------   -----------                        ----------------------------     --------     --------------
10.18(a)      Employment Agreement,              10.1 to the Company's 1990       2-96386          3-28-91
              effective as of February 5,        Form 10-K Report
              1990, between Richard Snell
              and the Company

10.19         Two separate                       10.2 to APS' September 1991       1-4473         11-14-91
              Decommissioning Trust              Form 10-Q Report
              Agreements (relating to
              PVNGS Units 1 and 3,
              respectively), each dated July
              1, 1991, between APS and
              Mellon Bank, N.A., as
              Decommissioning Trustee

10.20         Amendment No. 1 to                 10.1 to APS' 1994 Form 10- K      1-4473          3-30-95
              Decommissioning Trust              Report
              Agreement (PVNGS Unit 1),
              dated as of December 1, 1994

10.21         Amendment No. 1 to                 10.2 to APS' 1994 Form 10-K       1-4473          3-30-95
              Decommissioning Trust              Report
              Agreement (PVNGS Unit 3),
              dated as of December 1, 1994

10.22         Amendment No. 2 to APS             10.4 to APS' 1996 Form 10-K       1-4473          3-28-97
              Decommissioning Trust              Report
              Agreement (PVNGS Unit 1)
              dated as of July 1, 1991

10.23         Amendment No. 2 to APS             10.6 to APS' 1996 Form 10-K       1-4473          3-28-97
              Decommissioning Trust              Report
              Agreement (PVNGS Unit 3)
              dated as of July 1, 1991


Exhibit No.   Description                        Originally Filed as Exhibit:     File No.b    Date Effective
-----------   -----------                        ----------------------------     --------     --------------

10.24         Amended and Restated               10.1 to the Company's 1991        1-8962          3-26-92
              Decommissioning Trust              Form 10-K Report
              Agreement (PVNGS Unit 2)
              dated as of January 31, 1992,
              among APS, Mellon Bank, N.A.,
              as Decommissioning Trustee,
              and State Street Bank and Trust
              Company, as successor to The
              First National Bank of Boston,
              as Owner Trustee under two
              separate Trust Agreements,
              each  with a separate Equity
              Participant, and as Lessor
              under two separate Facility
              Leases, each relating to
              an undivided interest in PVNGS
              Unit 2

10.25         First Amendment to                 10.2 to APS' 1992 Form 10-K       1-4473          3-30-93
              Amended and Restated               Report
              Decommissioning Trust
              Agreement (PVNGS Unit 2),
              dated as of November 1, 1992

10.26         Amendment No. 2 to                 10.2 to APS' 1994 Form 10-K       1-4473          3-30-95
              Amended and Restated               Report
              Decommissioning Trust
              Agreement (PVNGS Unit 2),
              dated as of November 1, 1994

10.27         Amendment No. 3 to                 10.1 to APS' June 1996 Form       1-4473          8-9-96
              Amended and Restated               10-Q Report
              Decommissioning Trust
              Agreement (PVNGS Unit 2),
              dated as of November 1, 1994

10.28         Amendment No. 4 to                 APS 10.5 to APS' 1996 Form 10-K   1-4473          3-28-97
              Amended and Restated               Report
              Decommissioning Trust
              Agreement (PVNGS Unit 2)
              dated as of January 31, 1992

10.29         Asset Purchase and Power           10.1 to APS' June 1991 Form       1-4473           8-8-91
              Exchange Agreement dated           10-Q Report
              September 21, 1990 between
              APS and PacifiCorp, as
              amended as of October 11,
              1990 and as of July 18, 1991

Exhibit No.   Description                        Originally Filed as Exhibit:     File No.b    Date Effective
-----------   -----------                        ----------------------------     --------     --------------
10.30         Long-Term Power                    10.2 to APS' June 1991 Form       1-4473           8-8-91
              Transaction Agreement dated        10-Q Report
              September 21, 1990 between
              APS and PacifiCorp, as
              amended as of October 11,
              1990, and as of July 8, 1991

10.31         Amendment No. 1 dated              10.3 to APS' 1995 Form 10-K       1-4473          3-29-96
              April 5, 1995 to the               Report
              Long-Term Power
              Transaction Agreement and
              Asset Purchase and Power
              Exchange Agreement
              between PacifiCorp and APS

10.32         Restated Transmission              10.4 to APS' 1995 Form 10-K       1-4473          3-29-96
              Agreement between                  Report
              PacifiCorp and APS
              dated April 5, 1995

10.33         Contract among PacifiCorp,         10.5 to APS' 1995 Form 10-K       1-4473          3-29-96
              APS and United States              Report
              Department of Energy
              Western Area Power
              Administration, Salt Lake
              Area Integrated Projects for
              Firm Transmission Service
              dated May 5, 1995

10.34         Reciprocal Transmission            10.6 to APS' 1995 Form 10-K       1-4473          3-29-96
              Service Agreement between          Report
              APS and PacifiCorp dated as
              of March 2, 1994

10.35         Contract, dated July 21, 1984,     10.31 to the Company's Form       2-96386         3-13-85
              with DOE providing for the         S-14 Registration Statement
              disposal of nuclear fuel
              and/or high-level radioactive
              waste, ANPP

10.36         Indenture of Lease with            5.01 to APS' Form S-7             2-59644          9-1-77
              Navajo Tribe of Indians, Four      Registration Statement
              Corners Plant

10.37         Supplemental and Additional        5.02 to APS' Form S-7             2-59644          9-1-77
              Indenture of Lease, including      Registration Statement
              amendments and supplements
              to original lease with Navajo
              Tribe of Indians, Four
              Corners Plant

10.38         Amendment and Supplement           10.36 to the Company's            1-8962          7-25-85
              No. 1 to Supplemental and          Registration Statement on Form
              Additional Indenture of Lease      8-B Report
              Four Corners, dated April 25,
              1985

Exhibit No.   Description                        Originally Filed as Exhibit:     File No.b    Date Effective
-----------   -----------                        ----------------------------     --------     --------------
10.39         Application and Grant of           5.04 to APS' Form S-7             2-59644          9-1-77
              multi-party rights-of-way          Registration Statement
              and easements, Four Corners
              Plant Site

10.40         Application and Amendment          10.37 to the Company's            1-8962          7-25-85
              No. 1 to Grant of multi-party      Registration Statement on Form
              rights-of-way and easements,       8-B
              Four Corners Power Plant
              Site dated April 25, 1985

10.41         Application and Grant of           5.05 to APS' Form S-7             2-59644          9-1-77
              Arizona Public Service             Registration Statement
              Company rights-of-way and
              easements, Four Corners
              Plant Site

10.42         Application and Amendment          10.38 to the Company's            1-8962          7-25-85
              No. 1 to Grant of Arizona          Registration Statement on Form
              Public Service Company             8-B
              rights-of-way and easements,
              Four Corners Power Plant Site
              dated April 25, 1985

10.43         Indenture of Lease, Navajo         5(g) to APS' Form S-7             2-36505         3-23-70
              Units 1, 2, and 3                  Registration Statement

10.44         Application and Grant of           5(h) to APS' Form S-7             2-36505         3-23-70
              rights-of-way and easements,       Registration Statement
              Navajo Plant

10.45         Water Service Contract             5(1) to APS' Form S-7             2-394442        3-16-71
              Assignment with the United         Registration Statement
              States Department of Interior,
              Bureau of Reclamation,
              Navajo Plant

10.46         Arizona Nuclear Power              10.1 to APS' 1988 Form 10-K       1-4473           3-8-89
              Project Participation
              Agreement, dated August 23, 1973,
              among APS Salt River Project
              Agricultural Improvement and
              Power District, Southern California
              Edison Company, Public Service
              Company of New Mexico, El Paso
              Electric Company, Southern California
              Public Power Authority,
              and Department of Water and Power of
              the City of Los Angeles,
              and amendments 1-12 thereto

Exhibit No.   Description                        Originally Filed as Exhibit:     File No.b    Date Effective
-----------   -----------                        ----------------------------     --------     --------------
10.47         Amendment No. 13, dated as         10.1 to APS' March 1991 Form      1-4473          5-15-91
              of April 22, 1991, to Arizona      10-Q
              Nuclear Power Project
              Participation Agreement,
              dated August 23, 1973,
              among APS, Salt River
              Project Agricultural
              Improvement and Power
              District, Southern California
              Edison Company, Public
              Service Company of New
              Mexico, El Paso Electric
              Company, Southern
              California Public Power
              Authority, and Department of
              Water and Power of the City
              of Los Angeles

10.48(c)      Facility Lease, dated as of        4.3 to APS' Form S-3             33-9480         10-24-86
              August 1, 1986, between            Registration Statement
              State Street Bank and Trust
              Company, as successor to
              The First National Bank of
              Boston, in its capacity as
              Owner Trustee, as Lessor,
              and APS, as Lessee

10.49(c)      Amendment No. 1, dated as          10.5 to APS' September 1986       1-4473          12-4-86
              of November 1, 1986, to            Form 10-Q Report by means of
              Facility Lease, dated as of        Amendment No. on December
              August 1, 1986, between            3, 1986 Form 8
              State Street Bank and Trust
              Company, as successor to
              The First National Bank of
              Boston, in its capacity as
              Owner Trustee, as Lessor,
              and APS, as Lessee

10.50(c)      Amendment No. 2 dated as of        10.3 to APS' 1988 Form 10-K       1-4473           3-8-89
              June 1, 1987 to Facility Lease     Report
              dated as of August 1, 1986
              between State Street Bank
              and Trust Company, as
              successor to The First
              National Bank of Boston,
              as Lessor, and APS, as Lessee

10.51(c)      Amendment No. 3, dated as          10.3 to APS' 1992 Form 10-K       1-4473          3-30-93
              of March 17, 1993, to Facility
              Report Lease, dated as of August
              1, 1986, between State Street
              Bank and Trust Company, as
              successor to The First National
              Bank of Boston, as Lessor, and
              APS, as Lessee

Exhibit No.   Description                        Originally Filed as Exhibit:     File No.b    Date Effective
-----------   -----------                        ----------------------------     --------     --------------
10.52         Facility Lease, dated as of        10.1 to APS' November 18          1-4473          1-20-87
              December 15, 1986, between         1986 Form 8-K Report
              State Street Bank and Trust
              Company, as successor to
              The First National Bank of
              Boston, in its capacity as
              Owner Trustee, as Lessor,
              and APS, as Lessee

10.53         Amendment No. 1, dated as          4.13 to APS' Form S-3             1-4473          8-24-87
              of August 1, 1987, to Facility     Registration Statement No.
              Lease, dated as of December        33-9480 by means of August 1,
              15, 1986, between State            1987 Form 8-K Report
              Street Bank and Trust
              Company, as successor to
              The First National Bank of
              Boston, as Lessor, and APS,
              as Lessee

10.54         Amendment No. 2, dated as          10.4 to APS' 1992 Form 10-K       1-4473          3-30-93
              of March 17, 1993, to              Report
              Facility Lease, dated as of
              December 15, 1986, between
              State Street Bank and Trust
              Company, as successor to
              The First National Bank of
              Boston, as Lessor, and APS,
              as Lessee

10.55(a)      Directors' Deferred                10.1 to APS' June 1986 Form       1-4473          8-13-86
              Compensation Plan, as              10-Q Report
              restated, effective January 1,
              1986

10.56(a)      Second Amendment to the            10.2 to APS' 1993 Form 10-K       1-4473          3-30-94
              Arizona Public Service             Report
              Company Deferred
              Compensation Plan, effective
              as of January 1, 1993

10.57(a)      Third Amendment to the             10.1 to APS' September 1994       1-4473        11-10-94
              Arizona Public Service             Form 10-Q
              Company Directors' Deferred
              Compensation Plan, effective
              as of May 1, 1993

10.58(a)      Arizona Public Service             10.4 to APS' 1988 Form 10-K       1-4473           3-8-89
              Company Deferred                   Report
              Compensation Plan, as
              restated, effective January 1,
              1984, and the second and third
              amendments thereto, dated December
              22, 1986, and December 23,
              1987 respectively

Exhibit No.   Description                        Originally Filed as Exhibit:     File No.b    Date Effective
-----------   -----------                        ----------------------------     --------     --------------

10.59         Third Amendment to the             10.3 to APS' 1993 Form 10-K       1-4473          3-30-94
              Arizona Public Service             Report
              Company Deferred
              Compensation Plan, effective
              as of January 1, 1993

10.60(a)      Fourth Amendment to the            10.2 to APS' September 1994       1-4473         11-10-94
              Arizona Public Service             Form 10-Q Report
              Company Deferred
              Compensation Plan effective
              as of May 1, 1993

10.61(a)      Fifth Amendment to the             10.3 to APS' 1996 Form 10-K       1-4473          3-28-97
              Arizona Public Service             Report
              Company Deferred
              Compensation Plan

10.62(a)      Pinnacle West Capital              10.10 to APS' 1995 Form 10-K      1-4473          3-29-96
              Corporation, Arizona Public        Report
              Service Company, SunCor
              Development Company and
              El Dorado Investment
              Company Deferred
              Compensation Plan as
              amended and restated
              effective January 1, 1996

10.63(a)      Arizona Public Service             10.11 to APS' 1995 Form 10-K      1-4473          3-29-96
              Company Supplemental               Report
              Excess Benefit Retirement
              Plan as amended and restated
              on December 20, 1995

10.64(a)      Pinnacle West Capital              10.7 to APS' 1994 Form 10-K       1-4473          3-30-95
              Corporation and Arizona            Report
              Public Service Company
              Directors' Retirement Plan,
              effective as of January 1, 1995

10.65(a)      Letter Agreement dated             10.7 to APS' 1994 Form 10-K       1-4473          3-30-96
              December 21, 1993, between         Report
              APS and William L. Stewart

10.66(a)      Letter Agreement dated as of       10.8 to APS' 1995 Form 10-K       1-4473          3-29-96
              January 1, 1996 between APS        Report
              and Robert G. Matlock &
              Associates, Inc. for
              consulting services

10.67(a)      Letter Agreement dated             10.8 to APS' 1996 Form 10-K       1-4473          3-28-97
              August 16, 1996 between            Report
              APS and William L. Stewart

10.68(a)      Letter Agreement between           10.2 to APS' September 1997       1-4473         11-12-97
              APS and William L. Stewart         Form 10-Q Report

Exhibit No.   Description                        Originally Filed as Exhibit:     File No.b    Date Effective
-----------   -----------                        ----------------------------     --------     --------------
10.69(ad)     Key Executive Employment and       10.1 to June 1999                 1-8962          8-16-99
              Severance Agreement between        Form 10-Q Report
              Pinnacle West and certain
              executive officers of Pinnacle
              West and its subsidiaries

10.70(a)      Pinnacle West Capital              10.1 to APS' 1992 Form 10-K       1-4473          3-30-93
              Corporation Stock Option and       Report
              Incentive Plan

10.71(a)      Pinnacle West Capital              A to the Proxy Statement for the  1-8962          4-16-94
              Corporation 1994 Long-Term         Plan Report for the Company's
              Incentive Plan, effective as of    1994 Annual Meeting of
              March 23, 1994                     Shareholders

10.72(a)      Pinnacle West Capital              B to the Proxy Statement for the  1-8962          4-16-94
              Corporation Director Equity        Plan Report for the Company's
              Participation Plan                 1994 Annual Meeting of
                                                 Shareholders

10.73         Agreement No. 13904                10.3 to APS' 1991 Form 10-K       1-4473          3-19-92
              (Option and Purchase of            Report
              Effluent) with Cities of
              Phoenix, Glendale, Mesa,
              Scottsdale, Tempe, Town of
              Youngtown, and Salt River
              Project Agricultural
              Improvement and
              Power District, dated April 23, 1973

10.74         Agreement for the Sale and         10.4 to A PS' 1991 Form 10-K      1-4473          3-19-92
              purchase of Wastewater             Report
              Effluent with City of Tolleson
              and Salt River Agricultural
              Improvement and Power
              District, dated June 12, 1981,
              including Amendment No. 1
              dated as of November 12,
              1981 and Amendment No. 2
              dated as of June 4, 1986

10.75(a)      First Amendment to                 10.2 to the Company's 1995        1-8962           4-1-96
              Employment Agreement,              Form 10-K Report
              effective March 31, 1995,
              between Richard Snell and
              the Company

10.76(a)      Second Amendment to                10.2 to the Company's 1996        1-8962          3-31-97
              Employment Agreement,              Form 10-K Report
              effective February 5, 1997,
              between Richard Snell and
              the Company

10.77(a)      APS Director Equity Plan           10.1 to September 1997 Form       1-4473        11-12-97
                                                 10-Q Report

Exhibit No.   Description                        Originally Filed as Exhibit:     File No.b    Date Effective
-----------   -----------                        ----------------------------     --------     --------------

10.78         Territorial Agreement              10.1 to APS' March 1998           1-4473          5-15-98
              between the Company                Form 10-Q Report
              and Salt River Project

10.79         Power Coordination                 10.2 to APS' March 1998           1-4473          5-15-98
              Agreement between                  Form 10-Q Report
              the Company and Salt
              River Project

10.80         Memorandum of Agreement            10.3 to APS' March 1998           1-4473          5-15-98
              between the Company and            Form 10-Q Report
              Salt River Project

10.81         Addendum to Memorandum             10.2 to APS' May 19, 1998         1-4473          6-26-98
              of Agreement between APS           Form 8-K Report
              and Salt River Project dated
              as of May 19, 1998

99.1          Collateral Trust Indenture         4.2 to APS' 1992 Form 10 K        1-4473          3-30-93
              among PVNGS II Funding             Report
              Corp., Inc., APS and
              Chemical Bank, as Trustee

99.2          Supplemental Indenture to          4.3 to APS' 1992 Form 10 K        1-4473          3-30-93
              Collateral Trust Indenture         Report
              among PVNGS II Funding
              Corp., Inc., APS and
              Chemical Bank, as Trustee

99.3(c)       Participation Agreement,           28.1 to APS' September 1992       1-4473          11-9-92
              dated as of August 1, 1986,        Form 10-Q Report
              among PVNGS Funding
              Corp., Inc., Bank of America
              National Trust and Savings
              Association, State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, in
              its individual capacity and as
              Owner Trustee, Chemical
              Bank, in its individual
              capacity and as Indenture
              Trustee, APS, and the Equity
              Participant named therein

Exhibit No.   Description                        Originally Filed as Exhibit:     File No.b    Date Effective
-----------   -----------                        ----------------------------     --------     --------------
99.4(c)       Amendment No. 1 dated as of        10.8 to APS' September 1986       1-4473          12-4-86
              November 1, 1986, to               Form 10-Q Report by means of
              Participation Agreement,           Amendment No. 1, on
              dated as of August 1, 1986,        December 3, 1986 Form 8
              among PVNGS Funding
              Corp., Inc., Bank of America
              National Trust and Savings
              Association, State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, in
              its individual capacity and as
              Owner Trustee, Chemical
              Bank, in its individual
              capacity and as Indenture
              Trustee, APS, and the Equity
              Participant named therein

99.5(c)       Amendment No. 2, dated as          28.4 to APS' 1992 Form 10-K       1-4473          3-30-93
              of March 17, 1993, to              Report
              Participation Agreement,
              dated as of August 1, 1986,
              among PVNGS Funding
              Corp., Inc., PVNGS II
              Funding Corp., Inc., State
              Street Bank and Trust
              Company, as successor to
              The First National Bank of
              Boston, in its individual
              capacity and as Owner
              Trustee, Chemical Bank, in
              its individual capacity and as
              Indenture Trustee, APS, and
              the Equity Participant named
              therein

99.6(c)       Trust Indenture, Mortgage,         4.5 to APS' Form S-3             33-9480         10-24-86
              Security Agreement and             Registration Statement
              Assignment of Facility Lease,
              dated as of August 1, 1986,
              between State Street Bank
              and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee, and Chemical
              Bank, as Indenture Trustee

Exhibit No.   Description                        Originally Filed as Exhibit:     File No.b    Date Effective
-----------   -----------                        ----------------------------     --------     --------------
99.7(c)       Supplemental Indenture No.         10.6 to APS' September 1986       1-4473          12-4-86
              1, dated as of November 1,         Form 10-Q Report by means of
              1986 to Trust Indenture,           Amendment No. 1 on December
              Mortgage, Security                 3, 1986 Form 8
              Agreement and Assignment
              of Facility Lease, dated as of
              August 1, 1986, between
              State Street Bank and Trust
              Company, as successor to
              The First National Bank of
              Boston, as Owner Trustee,
              and Chemical Bank,
              as Indenture Trustee

99.8(c)       Supplemental Indenture No. 2       28.14 to APS' 1992 Form 10-K      1-4473          3-30-93
              to Trust Indenture, Mortgage,      Report
              Security Agreement and
              Assignment of Facility Lease,
              dated as of August 1, 1986,
              between State Street Bank
              and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee, and Chemical
              Bank, as Lease Indenture
              Trustee

99.9(c)       Assignment, Assumption and         28.3 to APS' Form S-3            33-9480         10-24-86
              Further Agreement, dated as        Registration Statement
              of August 1, 1986, between
              APS and State Street Bank
              and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee

99.10(c)      Amendment No. 1, dated as          10.10 to APS' September 1986      1-4473          12-4-86
              of November 1, 1986, to            Form 10-Q Report by means of
              Assignment, Assumption and         Amendment No. l on December
              Further Agreement, dated as        3, 1986 Form 8
              of August 1, 1986, between
              APS and State Street Bank
              and Trust Company,
              as successor to The First
              National Bank of Boston, as
              Owner Trustee

99.11(c)      Amendment No. 2, dated as          28.6 to APS' 1992 Form 10-K       1-4473          3-30-93
              of March 17, 1993, to              Report
              Assignment, Assumption and
              Further Agreement, dated as
              of August 1, 1986, between
              APS and State Street Bank
              and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee

Exhibit No.   Description                        Originally Filed as Exhibit:     File No.b    Date Effective
-----------   -----------                        ----------------------------     --------     --------------
99.12         Participation Agreement,           28.2 to APS' September 1992       1-4473          11-9-92
              dated as of December 15,           Form 10-Q Report
              1986, among PVNGS Funding Report
              Corp., Inc., State Street Bank
              and Trust Company, as successor
              to The First National Bank of
              Boston, in its individual capacity
              and as Owner Trustee,
              Chemical Bank, in its individual
              capacity and as Indenture
              Trustee under a Trust Indenture,
              APS, and the Owner Participant
              named therein

99.13         Amendment No. 1, dated as          28.20 to APS' Form S-3            1-4473          8-10-87
              of August 1, 1987, to              Registration Statement No.
              Participation Agreement,           33-9480 by means of a
              dated as of December 15,           November 6, 1986 Form 8-K
              1986, among PVNGS                  Report
              Funding Corp., Inc. as
              Funding Corporation, State
              Street Bank and Trust
              Company, as successor to
              The First National Bank of
              Boston, as Owner Trustee,
              Chemical Bank, as Indenture
              Trustee, APS, and the Owner
              Participant named therein

99.14         Amendment No. 2, dated as          28.5 to APS' 1992 Form 10-K       1-4473          3-30-93
              of March 17, 1993, to              Report
              Participation Agreement,
              dated as of December 15,
              1986, among PVNGS
              Funding Corp., Inc., PVNGS
              II Funding Corp., Inc., State
              Street Bank and Trust
              Company, as successor to
              The First National Bank of
              Boston, in its individual
              capacity and as Owner
              Trustee, Chemical Bank, in
              its individual capacity and as
              Indenture Trustee, APS, and
              the Owner Participant named
              therein

Exhibit No.   Description                        Originally Filed as Exhibit:     File No.b    Date Effective
-----------   -----------                        ----------------------------     --------     --------------
99.15         Trust Indenture, Mortgage          10.2 to APS' November 18,         1-4473          1-20-87
              Security Agreement and             1986 Form 10-K Report
              Assignment of Facility Lease,
              dated as of December 15,
              1986, between State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee, and Chemical
              Bank, as Indenture Trustee

99.16         Supplemental Indenture No.         4.13 to APS' Form S-3             1-4473          8-24-87
              1, dated as of August 1, 1987,     Registration Statement No.
              to Trust Indenture, Mortgage,      33-9480 by means of August 1,
              Security Agreement and             1987 Form 8-K Report
              Assignment of Facility Lease,
              dated as of December 15,
              1986, between State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee, and Chemical
              Bank, as Indenture Trustee

99.17         Supplemental Indenture No. 2       4.5 to APS' 1992 Form 10-K        1-4473          3-30-93
              to Trust Indenture Mortgage,       Report
              Security Agreement and
              Assignment of Facility Lease,
              dated as of December 15,
              1986, between State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee, and Chemical
              Bank, as Lease Indenture
              Trustee

99.18         Assignment, Assumption and         10.5 to APS' November 18,         1-4473          1-20-87
              Further Agreement, dated as        1986 Form 8-K Report
              of December 15, 1986,
              between APS and State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee

99.19         Amendment No. 1, dated as          28.7 to APS' 1992 Form 10-K       1-4473          3-30-93
              of March 17, 1993, to              Report
              Assignment, Assumption and
              Further Agreement, dated as
              of December 15, 1986,
              between APS and State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee

Exhibit No.   Description                        Originally Filed as Exhibit:     File No.b    Date Effective
-----------   -----------                        ----------------------------     --------     --------------
99.20(c)      Indemnity Agreement dated          28.3 to APS' 1992 Form 10-K       1-4473          3-30-93
              as of March 17, 1993 by APS        Report

99.21         Extension Letter, dated as of      28.20 to APS' Form S-3            1-4473          8-10-87
              August 13, 1987, from the          Registration Statement No.
              signatories of the                 33-9480 by means of a
              Participation Agreement to         November 6, 1986 Form 8-K
              Chemical Bank                      Report

99.22         Arizona Corporation                28.1 to APS' 1991 Form 10-K       1-4473          3-19-92
              Commission Order dated             Report
              December 6, 1991

99.23         Arizona Corporation                10.1 to APS' June 1994 form       1-4473          8-12-94
              Commission Order dated             10-Q Report
              June 1, 1994

99.24         Rate Reduction Agreement           10.1 to APS' December 4, 1995     1-4473         12-14-95
              dated December 4, 1995             8-K Report
              between APS and the ACC
              Staff

99.25         ACC Order dated April 24,          10.1 to APS' March 1996 Form      1-4473          5-14-96
              1996                               10-Q Report

99.26         Arizona Corporation                99.1 to APS' 1996 Form 10-K       1-4473          3-28-97
              Commission Order, Decision         Report
              No. 59943, dated December
              26, 1996, including the Rules
              regarding the introduction of
              retail competition in Arizona

99.27         Retail Electric                    10.1 to APS' June 1998            1-4473          8-14-98
              Competition Rules                  Form 10-Q Report

99.28         Arizona Corporation Commission     10.1 to APS' September            1-4473         11-15-99
              Order, Decision No. 61973, dated   1999 10-Q Report
              October 6, 1999, approving APS'
              Settlement Agreement

99.29         Arizona Corporation Commission     10.2 to APS' September            1-4473         11-15-99
              Order, Decision No. 61969, dated   1999 10-Q Report
              September 29, 1999, including the
              Retail Electric Competition Rules

----------
(a) Management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

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

REPORTS ON FORM 8-K

During the quarter ended December 31, 1999, and the period ended March 29, 2000, the Company filed the following Report on Form 8-K:

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

                                        PINNACLE WEST CAPITAL CORPORATION
                                                  (Registrant)

Date: March 29, 2000                    William J. Post
                                        ----------------------------------------
                                        (William J. Post, President
                                        and Chief Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                                  Title                  Date
    ---------                                  -----                  ----


William J. Post                           Principal Executive     March 29, 2000
--------------------------------------    Officer and Director
(William J. Post, President and
Chief Executive Officer)


Michael V. Palmeri                        Principal Financial     March 29, 2000
--------------------------------------    Officer
(Michael V. Palmeri, Vice President,
Finance)


Chris N. Froggatt                         Principal Accounting    March 29, 2000
--------------------------------------    Officer
(Chris N. Froggatt, Vice President
and Controller)


Richard Snell                             Director                March 29, 2000
--------------------------------------
(Richard Snell, Chairman of the
Board of Directors)


Edward N. Basha, Jr.                      Director                March 29, 2000
--------------------------------------
(Edward N. Basha, Jr.)


Michael L. Gallagher                      Director                March 29, 2000
--------------------------------------
(Michael L. Gallagher)


Pamela Grant                              Director                March 29, 2000
--------------------------------------
(Pamela Grant)


Roy A. Herberger, Jr.                     Director                March 29, 2000
--------------------------------------
(Roy A. Herberger, Jr.)

Martha O. Hesse                           Director                March 29, 2000
--------------------------------------
(Martha O. Hesse)


William S. Jamieson, Jr.                  Director                March 29, 2000
--------------------------------------
(William S. Jamieson, Jr.)


Humberto S. Lopez                         Director                March 29, 2000
--------------------------------------
(Humberto S. Lopez)

                                                   Commission File Number 1-8962
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------











                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                  EXHIBITS TO

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                              --------------------

                       Pinnacle West Capital Corporation
               (Exact name of registrant as specified in charter)








--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS
Exhibit No.       Description
-----------       -----------

10.1(a)        2000 Management Variable Incentive Plan (Pinnacle West)

10.2(a)        2000 Senior Management Variable Incentive Plan (Pinnacle West)

10.3(a)        2000 Officer Variable Incentive Plan (Pinnacle West)

10.4(a)        2000 Management Variable Incentive Plan (APS)

10.5(a)        2000 Senior Management Variable Incentive Plan (APS)

10.6(a)        2000 Officers Variable Incentive Plan (APS)

10.7(a) First Amendment effective as of January 1, 1999, to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan

10.8(a) Fourth Amendment dated December 28, 1999 to the Arizona Public Service Company Directors Deferred Compensation Plan

10.9(a)        Letter  Agreement dated December 13, 1999 between APS and William
               L. Stewart

10.10(a) Second Amendment effective January 1, 2000 to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan

10.11(a) First Amendment dated December 7, 1999 to the Pinnacle West Capital Corporation Stock Option and Incentive Plan

10.12(a) First Amendment dated December 7, 1999 to the Pinnacle West Capital Corporation 1994 Long-Term Incentive Plan

10.13(a) Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, as amended and restated, dated December 7, 1999

10.14(a)       Trust for the Pinnacle West Capital  Corporation,  Arizona Public
               Service   Company  and  SunCor   Development   Company   Deferred
               Compensation Plans dated August 1, 1996

10.15(a) First Amendment dated December 7, 1999 to the Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans

10.16(a) Letter Agreement dated July 28, 1995 between Arizona Public Service Company and Armando B. Flores

10.17(a) Letter Agreement dated October 3, 1997 between Arizona Public Service Company and James M. Levine

21             Subsidiaries of the Company

23.1           Consent of Deloitte & Touche LLP

27.1           Financial Data Schedule

----------
(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

For a description of the Exhibits incorporated in this filing by reference,  see
Part IV, Item 14.