Form 10-Q
period 2000-03-31
PINNACLE WEST CAPITAL CORP
filed 2000-05-15
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                 Number of shares of common stock, no par value, outstanding as of May 12, 2000: 84,732,123

                                    Glossary

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

APS - Arizona Public Service Company, a Pinnacle West subsidiary

APS Energy Services - APS Energy Services Company, Inc., a direct access electricity provider, a Pinnacle West subsidiary

Company - Pinnacle West Capital Corporation

DOE - United States Department of Energy

EITF 97-4 - Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity -- Issues Related to the Application of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71"

El Dorado - El Dorado Investment Company, a Pinnacle West subsidiary

EPA - Environmental Protection Agency

FERC - Federal Energy Regulatory Commission

Four Corners - Four Corners Power Plant

ITC - Investment tax credit

MW - Megawatts

NGS - Navajo Generating Station

1999 10-K - Pinnacle West Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1999

Palo Verde - Palo Verde Nuclear Generating Station

Pinnacle West - Pinnacle West Capital Corporation

Pinnacle West Energy - Pinnacle West Energy Corporation, a Pinnacle West subsidiary

SFAS No. 71 - Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"

SFAS No. 133 - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"

Salt River Project - Salt River Project Agricultural Improvement and Power District

SunCor - SunCor Development Company, a Pinnacle West subsidiary

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          2000          1999
                                                        ---------     ---------
Operating Revenues
  Electric                                              $ 446,228     $ 413,983
  Real estate                                              41,889        24,533
                                                        ---------     ---------
    Total                                                 488,117       438,516
                                                        ---------     ---------
Operating Expenses
  Fuel and purchased power                                125,997       100,345
  Utility operations and maintenance                      110,599       101,942
  Real estate operations                                   32,820        22,235
  Depreciation and amortization                            97,038        96,910
  Taxes other than income taxes                            25,392        25,485
                                                        ---------     ---------
    Total                                                 391,846       346,917
                                                        ---------     ---------
Operating Income                                           96,271        91,599
                                                        ---------     ---------
Other Income (Expense)
  Preferred stock dividend requirements of APS                 --        (1,016)
  Net other income and expense                             35,543        (2,337)
                                                        ---------     ---------
    Total                                                  35,543        (3,353)
                                                        ---------     ---------
Income Before Interest and Income Taxes                   131,814        88,246
                                                        ---------     ---------
Interest Expense
  Interest charges                                         40,777        40,769
  Capitalized interest                                     (3,849)       (4,074)
                                                        ---------     ---------
    Total                                                  36,928        36,695
                                                        ---------     ---------
Income Before Income Taxes                                 94,886        51,551
Income Taxes                                               40,816        20,861
                                                        ---------     ---------
Net Income                                              $  54,070     $  30,690
                                                        =========     =========
Average Common Shares Outstanding - Basic                  84,728        84,670

Average Common Shares Outstanding  - Diluted               84,834        85,176

Earnings Per Average Common Share Outstanding
  Net Income - Basic                                    $    0.64     $    0.36
  Net Income - Diluted                                  $    0.64     $    0.36

Dividends Declared Per Share                            $    0.35     $   0.325

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                          Twelve Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2000         1999
                                                        ----------   ----------
Operating Revenues
  Electric                                              $2,325,429   $2,039,958
  Real estate                                              147,525      114,560
                                                        ----------   ----------
    Total                                                2,472,954    2,154,518
                                                        ----------   ----------
Operating Expenses
  Fuel and purchased power                                 821,761      570,694
  Utility operations and maintenance                       455,434      422,500
  Real estate operations                                   130,101      107,330
  Depreciation and amortization                            385,696      383,759
  Taxes other than income taxes                             96,513      102,345
                                                        ----------   ----------
    Total                                                1,889,505    1,586,628
                                                        ----------   ----------
Operating Income                                           583,449      567,890
                                                        ----------   ----------
Other Income (Expense)
  Preferred stock dividend requirements of APS                  --       (7,841)
  Net other income and expense                              48,673       (6,087)
                                                        ----------   ----------
    Total                                                   48,673      (13,928)
                                                        ----------   ----------
Income From Continuing Operations
  Before Interest and Income Taxes                         632,122      553,962
                                                        ----------   ----------
Interest Expense
  Interest charges                                         162,389      166,992
  Capitalized interest                                     (11,439)     (18,014)
                                                        ----------   ----------
    Total                                                  150,950      148,978
                                                        ----------   ----------
Income From Continuing Operations Before Income Taxes      481,172      404,984
Income Taxes                                               188,020      162,488
                                                        ----------   ----------
Income From Continuing Operations                          293,152      242,496

Income Tax Benefit From Discontinued Operations             38,000           --

Extraordinary Charge - Net of Income Taxes of $94,115     (139,885)          --
                                                        ----------   ----------
Net Income                                              $  191,267   $  242,496
                                                        ==========   ==========

Average Common Shares Outstanding - Basic                   84,732       84,746

Average Common Shares Outstanding  - Diluted                84,925       85,352

Earnings Per Average Common Share Outstanding
  Continuing Operations - Basic                         $     3.46   $     2.86
  Net Income - Basic                                    $     2.26   $     2.86
  Continuing Operations - Diluted                       $     3.45   $     2.84
  Net Income - Diluted                                  $     2.25   $     2.84

Dividends Declared Per Share                            $     1.35   $     1.25


See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Thousands of Dollars)

                                                       March 31,    December 31,
                                                         2000          1999
                                                      ----------    ----------
                                                      (Unaudited)

Current Assets
  Cash and cash equivalents                           $  127,304    $   20,705
  Customer and other receivables--net                    196,419       244,599
  Accrued utility revenues                                63,093        72,919
  Materials and supplies                                  73,779        69,977
  Fossil fuel                                             21,260        21,869
  Deferred income taxes                                    9,280         8,163
  Other current assets                                    63,722        60,562
                                                      ----------    ----------
     Total current assets                                554,857       498,794
                                                      ----------    ----------
Investments and Other Assets
  Real estate investments--net                           346,682       344,293
  Other assets                                           292,884       267,458
                                                      ----------    ----------
     Total investments and other assets                  639,566       611,751
                                                      ----------    ----------
Property, Plant and Equipment
  Plant in service and held for future use             7,611,330     7,546,314
  Less accumulated depreciation and
    amortization                                       3,082,764     3,026,194
                                                      ----------    ----------
     Total                                             4,528,566     4,520,120
  Construction work in progress                          214,693       209,281
  Nuclear fuel, net of amortization                       52,390        49,114
                                                      ----------    ----------
     Net property, plant and equipment                 4,795,649     4,778,515
                                                      ----------    ----------
Deferred Debits
  Regulatory assets                                      580,158       613,729
  Other deferred debits                                   99,667       105,717
                                                      ----------    ----------
     Total deferred debits                               679,825       719,446
                                                      ----------    ----------
Total Assets                                          $6,669,897    $6,608,506
                                                      ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             LIABILITIES AND EQUITY
                             (Thousands of Dollars)
                                                        March 31,   December 31,
                                                          2000         1999
                                                       ----------   ----------
                                                       (Unaudited)

Current Liabilities
  Accounts payable                                     $  133,393   $  186,524
  Accrued taxes                                           133,032       70,510
  Accrued interest                                         19,711       33,253
  Short-term borrowings                                   128,800       38,300
  Current maturities of long-term debt                    215,261      114,798
  Customer deposits                                        26,753       26,098
  Other current liabilities                                27,429       26,007
                                                       ----------   ----------
     Total current liabilities                            684,379      495,490
                                                       ----------   ----------
Long-Term Debt Less Current Maturities                  2,054,581    2,206,052
                                                       ----------   ----------
Deferred Credits and Other
  Deferred income taxes                                 1,186,102    1,183,855
  Unamortized gain - sale of utility plant                 72,068       73,212
  Other                                                   442,841      444,164
                                                       ----------   ----------
     Total deferred credits and other                   1,701,011    1,701,231
                                                       ----------   ----------

Commitments and contingencies (Notes 6, 7, 9 and 10)

Common Stock Equity
  Common stock, no par value                            1,537,219    1,537,449
  Retained earnings                                       692,707      668,284
                                                       ----------   ----------
     Total common stock equity                          2,229,926    2,205,733
                                                       ----------   ----------
Total Liabilities and Equity                           $6,669,897   $6,608,506
                                                       ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (THOUSANDS OF DOLLARS)

                                                          Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                               $  54,070    $  30,690

  Items not requiring cash
    Depreciation and amortization                           97,038       96,910
    Nuclear fuel amortization                                7,931        8,269
    Deferred income taxes--net                              12,635       (7,870)
    Other--net                                               1,030       (1,126)
  Changes in current assets and liabilities
    Customer and other receivables--net                     48,180       35,268
    Accrued utility revenues                                 9,826        8,804
    Materials, supplies and fossil fuel                     (3,193)      (1,189)
    Other current assets                                    (3,160)      (7,007)
    Accounts payable                                       (53,023)     (52,168)
    Accrued taxes                                           62,522       54,715
    Accrued interest                                       (13,542)      (3,909)
    Other current liabilities                                2,124        8,969
  Change in El Dorado partnership investment               (32,072)          --
  Increase in land held                                     (2,097)      (1,256)
  Other--net                                                 5,023         (191)
                                                         ---------    ---------
Net Cash Flow Provided By Operating Activities             193,292      168,909
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                     (89,704)     (67,467)
  Capitalized interest                                      (3,849)      (4,074)
  Other--net                                                (2,461)      (9,082)
                                                         ---------    ---------
Net Cash Flow Used For Investing Activities                (96,014)     (80,623)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                                49,000      127,928
  Short-term borrowings--net                                90,500      (66,105)
  Dividends paid on common stock                           (29,654)     (27,534)
  Repayment of long-term debt                             (100,295)     (17,575)
  Redemption of preferred stock                                 --      (96,499)
  Other--net                                                  (230)      (3,330)
                                                         ---------    ---------
Net Cash Flow Provided by (Used For)
  Financing Activities                                       9,321      (83,115)
                                                         ---------    ---------
Net Cash Flow                                              106,599        5,171
Cash and Cash Equivalents at Beginning of Period            20,705       20,538
                                                         ---------    ---------
Cash and Cash Equivalents at End of Period               $ 127,304    $  25,709
                                                         =========    =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest, net of amounts capitalized                 $  34,618    $  37,434
    Income taxes                                         $      --    $      --

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

2. Our unaudited condensed consolidated financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature with the exception of the extraordinary item and the tax benefit from discontinued operations. We suggest that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read along with the consolidated financial statements and notes to consolidated financial statements included in our 1999 10-K.

3. Weather conditions can have a significant impact on APS' results for interim periods. El Dorado's earnings are subject to stock market volatility (see Note
12). For these and other reasons, results for interim periods do not necessarily represent results to be expected for the year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the three months ended March 31, 2000.

5. Regulatory Accounting

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

In September 1999, APS' Settlement Agreement (Settlement Agreement) was approved by the ACC (see Note 6 for a discussion of the agreement). APS has discontinued the application of SFAS No. 71 for its generation operations. This means that the generation assets were tested for impairment and the portion of regulatory assets deemed to be unrecoverable through ongoing regulated cash flows was eliminated. APS determined that the generation assets were not impaired. A regulatory disallowance removed $234 million pretax ($183 million net present value) from ongoing regulatory cash flows and was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes) was reported as an extraordinary charge on the income statement during the third quarter of 1999. Prior to the Settlement Agreement, under the 1996 regulatory agreement (see Note 6), the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period that would have ended June 30, 2004.

The regulatory assets to be recovered under the 1999 Settlement Agreement are now being amortized as follows (millions of dollars):

                                                       1/1 - 6/30
     1999       2000      2001       2002      2003       2004       Total
     ----       ----      ----       ----      ----       ----       -----
     $164       $158      $145       $115       $86        $18        $686

The majority of APS' regulatory assets relate to deferred income taxes and rate synchronization cost deferrals.

The condensed balance sheets include the amounts listed below for generation assets not subject to SFAS No. 71 (thousands of dollars):

                                                      March 31,     December 31,
                                                        2000           1999
                                                     -----------    -----------
Electric plant in service & held for future use      $ 3,767,769    $ 3,770,234
Accumulated depreciation and amortization             (1,845,080)    (1,817,589)
Construction work in progress                             76,248         87,819
Nuclear fuel, net of amortization                         52,390         49,114

6. Regulatory Matters -- Electric Industry Restructuring

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

The following are the major provisions of the Settlement Agreement, as approved:

     * APS will reduce rates for standard offer service for customers with loads less than 3 megawatts in a series of annual retail electric price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease of approximately $11 million annually ($7 million after income taxes) related to the 1996 regulatory agreement. See "1996 Regulatory Agreement" below. For customers having loads 3 megawatts or greater, standard offer rates will be reduced in annual increments that total 5% through 2002.

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

     * When the Settlement Agreement approved by the ACC is no longer subject to judicial review, APS will move to dismiss all of its litigation pending against the ACC as of the date it entered into the Settlement Agreement. To protect APS' rights, it has several lawsuits pending on ACC orders relating to stranded cost recovery and the adoption and amendment of the ACC's electric competition rules, which would be voluntarily dismissed at the appropriate time under this provision.

As discussed in Note 5 above, APS has discontinued the application of SFAS No. 71 for its generation operations.

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

GENERAL

APS cannot accurately predict the impact of full retail competition on its financial position, cash flows, or results of operation. As competition in the electric industry continues to evolve, APS will continue to evaluate strategies and alternatives that will position itself to compete in the new regulatory environment.

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

7. Nuclear Insurance

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

8. Business Segments

We have two principal business segments (determined by products, services and regulatory environment) which consist of the generation of electricity (generation business segment) and the transmission and distribution of electricity (delivery business segment). Eliminations primarily relate to intersegment sales of electricity. The other amounts include activity relating to the parent company and other subsidiaries including SunCor, El Dorado, and APS Energy Services. Segment information for the three and twelve months ended March 31, 2000, and 1999 is as follows (millions of dollars):

                                      3 Months Ended         12 Months Ended
                                         March 31,               March 31,
                                    -------------------     -------------------
                                     2000        1999        2000        1999
                                    -------     -------     -------     -------
Operating Revenues:
Generation                          $   181     $   178     $   858     $   856
Delivery                                446         414       2,325       2,040
Other                                    42          25         148         115
Eliminations                           (181)       (178)       (858)       (856)
                                    -------     -------     -------     -------
     Total                          $   488     $   439     $ 2,473     $ 2,155
                                    =======     =======     =======     =======

Income from Continuing
Operations:
Generation                          $     8     $    11     $   118     $   113
Delivery                                 25          22         149         136
Other                                    21          (2)         26          (7)
                                    -------     -------     -------     -------
     Total                          $    54     $    31     $   293     $   242
                                    =======     =======     =======     =======

                                       As of March 31,       As of December 31,
                                           2000                    1999
                                          -------                 -------
Assets:
Generation                                $ 2,310                 $ 2,342
Delivery                                    3,845                   3,796
Other                                         515                     471
                                          -------                 -------
     Total                                $ 6,670                 $ 6,609
                                          =======                 =======

9. Accounting Matters

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

10. Generation Expansion

Pinnacle West Energy is currently planning a 650-megawatt expansion of the West Phoenix Power Plant and the construction of a natural gas-fired electric generating station of up to 2,120 megawatts near Palo Verde, called Redhawk. Assuming all approvals are granted, Pinnacle West Energy expects to begin construction at West Phoenix in the second quarter of 2000, with commercial operation of the first unit expected in the fall of 2001. Pinnacle West Energy also expects that construction will begin on the first two units of Redhawk in the third quarter of 2000, with commercial operation scheduled in the summer of 2002.

Pinnacle West Energy has signed a joint development agreement with Reliant Energy Power Generation, Inc. (Reliant) covering construction and operations of three new merchant plants. Pinnacle West Energy plans to jointly develop the first two units (1,060 megawatts) of the Redhawk project as part of the venture. Reliant plans to jointly develop two new natural gas-fired projects (1,500 megawatts) in Nevada as part of the venture.

Projected capital expenditures for the above expansion plans are estimated to be $152 million in 2000, $252 million in 2001, and $347 million in 2002.

On April 27, 2000, Pinnacle West Energy entered into two agreements with Southern California Edison Company (SCE) to purchase SCE's 15.8% ownership interest in Palo Verde and its 48% ownership interest in Units 4 and 5 of the Four Corners Power Plant (Four Corners). The purchase price is $550 million in cash to be paid at closing, subject to certain adjustments. The interests to be acquired represent 1,310 MW of generating capacity (600 MW associated with SCE's Palo Verde interest, and 710 MW associated with SCE's Four Corners interest). The transactions are expected to close in mid-2001, subject to the approval of various governmental authorities, including the California Public Utility Commission (CPUC), the FERC, the Nuclear Regulatory Commission, the Internal Revenue Service, and the Navajo Nation.

The agreements between Pinnacle West Energy and SCE include the following additional terms:

* Prior to and up to 90 days following SCE's filing with the CPUC seeking approval of the transactions, SCE may solicit offers for, or indications of interest in, (a) its Four Corners interest or (b) its Four Corners interest and its Palo Verde interest. Subject to CPUC approval, Pinnacle West Energy has the right to match any offer or indication of interest that SCE receives during this period. SCE's sale of its interest in Four Corners is also subject to a right of first refusal on the part of the other Four Corners participants, including APS. SCE has advised Pinnacle West Energy that it intends to make its CPUC filing on or before May 15, 2000.

* Pinnacle West Energy is not obligated to purchase SCE's Four Corners interest unless SCE also sells its Palo Verde interest to Pinnacle West Energy. SCE is not obligated to sell its Palo Verde interest to Pinnacle West Energy unless Pinnacle West Energy (or some other third party) purchases SCE's Four Corners interest.

* SCE will transfer its Palo Verde decommissioning fund to Pinnacle West Energy, and Pinnacle West Energy will assume SCE's Palo Verde decommissioning obligations.

* Pinnacle West Energy will assume SCE's obligations and liabilities associated with ownership of its interests in Palo Verde and Four Corners, subject to specified exceptions.

* We guaranteed Pinnacle West Energy's obligations under each of the agreements, including Pinnacle West Energy's purchase price obligations.

Pinnacle West Energy is also considering additional expansion over the next several years, which may result in additional expenditures. Pinnacle West Energy's expenditures are expected to be funded through capital infusions from the parent company from internally generated cash and debt proceeds, as well as debt issued directly by Pinnacle West Energy.

11. Income Tax Benefit

In September 1999, we recorded a tax benefit of $38 million, or $0.45 per basic or diluted share, which stemmed from the resolution of income tax matters related to a former subsidiary, MeraBank. This amount is reflected as a tax benefit from discontinued operations in the income statement.

12. El Dorado Partnership Investment Income

Net other income includes El Dorado's share in the earnings of a venture capital partnership. El Dorado recognizes these earnings as the partnership adjusts the value of its investment to estimated market values. The value of El Dorado's investment in the partnership is determined by factors beyond our control, including equity market conditions. Most of the partnership's investments are in technology-related companies whose share prices are highly volatile. The book value of El Dorado's investment in the partnership at March 31, 2000 was approximately $47 million.

                        PINNACLE WEST CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we explain our results of operations, general financial condition, and outlook for Pinnacle West and our subsidiaries: APS, SunCor, El Dorado, APS Energy Services, and Pinnacle West Energy, including:

     *    the changes in our earnings for the periods presented
     *    the factors impacting our business, including competition
     *    the effects of regulatory agreements on our results and outlook
     * our capital needs and resources - for APS and our other operations, and
     *    our management of market risks.

APS, our major subsidiary and Arizona's largest electric utility, provides wholesale and retail electric service to the entire state with the exception of Tucson and about one-half of the Phoenix area. APS also generates, sells, and delivers electricity and energy-related products and services to wholesale and retail customers in the western United States. SunCor is a developer of residential, commercial, and industrial projects in Arizona, New Mexico, and Utah. El Dorado is primarily a venture capital firm. APS Energy Services was formed in 1998 and sells energy and energy-related products and services in competitive retail markets in the western United States. Pinnacle West Energy, which was formed in 1999, is the subsidiary through which we intend to conduct our future unregulated generation operations.

The following table summarizes net income for the three-month and twelve-month periods ended March 31, 2000 and the comparable prior-year periods for Pinnacle West and each of its subsidiaries:

                                       3 Months Ended         12 Months Ended
                                          March 31,               March 31,
                                     ------------------      ------------------
(Millions of Dollars)                 2000        1999        2000       1999(a)
                                     ------      ------      ------      ------
APS                                  $   33      $   33      $  267      $  249
APS Energy Services                      (2)         (2)         (9)         (2)
SunCor                                    5           1          10           6
El Dorado                                19          --          31           1
Parent Company                           (1)         (1)         (6)        (12)
                                     ------      ------      ------      ------
Income From Continuing
    Operations                           54          31         293         242
Income Tax Benefit From
    Discontinued Operations              --          --          38          --
Extraordinary Charge - Net
    of Income Taxes of $94               --          --        (140)         --
                                     ------      ------      ------      ------
Net Income                           $   54      $   31      $  191      $  242
                                     ======      ======      ======      ======

(a) SunCor's 1999 earnings have been restated here to exclude a $37 million deferred tax benefit. In accordance with our intercompany tax sharing agreement, the offset resides with the parent company. There is no consolidated earnings effect as these tax benefits had already been reflected on a consolidated basis.

We suggest this section be read along with the 1999 10-K. Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we refer to specific "Notes" in the Notes to Condensed Consolidated Financial Statements. These Notes add further details to the discussion.

OPERATING RESULTS

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED MARCH 31, 2000 COMPARED WITH THREE-MONTH PERIOD ENDED MARCH 31, 1999

Consolidated net income for the three months ended March 31, 2000 was $54 million compared with $31 million for the same period in the prior year. Consolidated net income increased for the three-month period primarily because of an increase in El Dorado's earnings and increased revenue related to customer growth. These positive factors were partially offset by higher utility operations and maintenance expenses; a reduction in retail electricity prices; and the completion of the amortization of investment tax credits in 1999. See
Note 6 for information on the price reduction. See "Income Taxes" for a discussion of the investment tax credit amortization.

Electric operating revenues increased $32 million because of:

     *    increased power marketing and trading revenues ($23 million) and
     *    increases in the number of customers ($15 million).

As mentioned above, these positive factors were partially offset by the effect of a reduction in retail electricity prices ($5 million) and miscellaneous factors ($1 million).

The increase in power marketing revenues resulted from higher prices and increased activity in the western U.S. bulk power markets. The revenues were accompanied by an increase in purchased power and fuel expenses. Although these activities contributed positively to earnings in both periods, the contribution in 2000 was modestly lower than in 1999.

Utility operations and maintenance expense increased primarily due to the timing of customer related expenses.

Net other income increased $38 million primarily because of El Dorado's quarterly adjustment of the value of its investment in a technology-related venture capital partnership. See Note 12.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED MARCH 31, 2000 COMPARED WITH TWELVE-MONTH PERIOD ENDED MARCH 31, 1999

Consolidated net income for the twelve months ended March 31, 2000 was $191 million compared with $242 million for the same period in the prior year. The decrease primarily relates to an extraordinary charge recorded in the third quarter of 1999, partially offset by higher income from continuing operations and an income tax benefit from discontinued operations also recorded in the third quarter of 1999.

The extraordinary charge related to a regulatory disallowance that resulted from APS' comprehensive Settlement Agreement that was approved by the ACC in September 1999. See Notes 5 and 6 for additional information about the regulatory disallowance and the Settlement Agreement.

The income tax benefit from discontinued operations resulted from the resolution of income tax matters related to a former subsidiary, MeraBank, A Federal Savings Bank. See Note 11.

Income from continuing operations increased $51 million over the comparable period primarily because of an increase in El Dorado's earnings; increases in the number of customers and in the average amount of electricity used by customers; and favorable weather impacts. These positive factors more than offset higher utility operations and maintenance expense, a reduction in retail electricity prices, and the completion of the amortization of investment tax credits in 1999. See Note 6 for information on the price reduction. See "Income Taxes" below for a discussion of the investment tax credit amortization.

Electric operating revenues increased $285 million because of:

     *    increased power marketing and trading revenues ($209 million)
     * increases in the number of customers and the average amount of electricity used by customers ($82 million)
     *    favorable weather impacts ($10 million) and
     *    miscellaneous factors ($8 million).

As mentioned above, these positive factors were partially offset by the effect of a reduction in retail prices ($24 million).

The increase in power marketing revenues resulted primarily from increased activity in western bulk power markets and higher prices. The revenues were accompanied by increases in purchased power and fuel expenses. Although these activities contributed positively to earnings in both periods, the contribution in the current period was modestly lower than the prior period. Fuel expenses were also higher because of increased fuel prices and higher retail sales volumes.

Utility operations and maintenance expenses increased primarily because of $19 million of non-recurring items recorded in the current period, including a provision for certain environmental costs. Other increases primarily related to customer growth, power marketing costs, and technology related costs.

Net other income increased $55 million primarily because of El Dorado's quarterly adjustment of the value of its investment in a technology-related venture capital partnership. See Note 12.

INCOME TAXES

As part of a 1994 rate settlement with the ACC, APS accelerated amortization of substantially all deferred ITCs over a five-year period that ended on December 31, 1999. It decreased annual income tax expense by approximately $24 million. Beginning in 2000, no further benefits from these deferred ITCs will be reflected in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL EXPENDITURE REQUIREMENTS

The following table summarizes the actual capital expenditures as of the three-month period ended March 31, 2000 and estimated capital expenditures for the next three years:

                                                CAPITAL EXPENDITURES
                                               (millions of dollars)
                                     -------------------------------------------
                                     3 months ended        12 months ended
                                        March 31,            December 31,
                                        (actual)             (estimated)
                                     --------------   --------------------------
                                          2000         2000      2001      2002
                                         ------       ------    ------    ------

APS (a)                                  $   81       $  384    $  342    $  334
Pinnacle West
  Energy                                      8          152       252       347
SunCor                                       29           53        43        51
                                         ------       ------    ------    ------
Total                                    $  118       $  589    $  637    $  732
                                         ======       ======    ======    ======

(a) APS amounts include about $30 - $35 million each year for nuclear fuel expenditures.

     CAPITAL RESOURCES AND DEBT FINANCING

          PINNACLE WEST

The parent company's cash requirements and its ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of the 1999 10-K.

During the three-months ended March 31, 2000, the parent company increased long-term borrowings by about $40 million.

          APS

APS' long-term debt redemption requirements, optional repayments on long-term debt, and payment obligations on a capitalized lease for the next three years are: $304 million in 2000; $252 million in 2001; and $125 million in 2002. During the three months ended March 31, 2000, APS redeemed approximately $89 million of its long-term debt with cash from operations and long- and short-term debt. On May 15, 2000, APS will redeem approximately $100 million of its First Mortgage Bonds, 10.25% Series due 2020.

Although provisions in APS' first mortgage bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds and preferred stock that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

          PINNACLE WEST ENERGY

Pinnacle West Energy is currently planning a 650-megawatt expansion of the West Phoenix Power Plant and the construction of a natural gas-fired electric generating station of up to 2,120 megawatts near Palo Verde, called Redhawk. Assuming all approvals are granted, Pinnacle West Energy expects to begin construction at West Phoenix in the second quarter of 2000, with commercial operation of the first unit expected in the fall of 2001. Pinnacle West Energy also expects that construction will begin on the first two units of Redhawk in the third quarter of 2000, with commercial operation scheduled in the summer of 2002.

Pinnacle West Energy has signed a joint development agreement with Reliant Energy Power Generation, Inc. (Reliant) covering construction and operations of three new merchant plants. Pinnacle West Energy plans to jointly develop the first two units (1,060 megawatts) of the Redhawk project as part of the venture. Reliant plans to jointly develop two new natural gas-fired projects (1,500 megawatts) in Nevada as part of the venture.

See the above table for expected capital expenditures for these expansions.

Pinnacle West Energy has signed agreements with Southern California Edison (SCE) to acquire SCE's interest in the Palo Verde Nuclear Generating Station west of Phoenix and the Four Corners Power Plant near Farmington New Mexico. Pursuant to the agreements, Pinnacle West Energy will acquire SCE's 15.8 percent interest in the three unit Palo Verde plant and SCE's 48 percent interest in Four Corners Units 4 and 5, for a total of approximately 1,300 megawatts at both plants. The total price will be $550 million, subject to certain adjustments. The transactions are expected to close in mid-2001 following the approval of various governmental authorities, including the California Public Utilities Commission, the FERC, the Nuclear Regulatory Commission, the Internal Revenue Service, and the Navajo Nation. For additional information about the transactions, see Note 10.

Pinnacle West Energy is also considering additional expansion over the next several years, which may result in additional expenditures. Pinnacle West Energy's expenditures are expected to be funded through capital infusions from the parent company from internally generated cash and debt proceeds, as well as debt issued directly by Pinnacle West Energy.

          SUNCOR

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

RATE MATTERS

See Note 6 for a discussion of a price reduction effective as of July 1, 1999, and for a discussion of a Settlement Agreement that will, among other things, result in five price reductions over a four-year period ending July 1, 2003.

FORWARD-LOOKING STATEMENTS

The above discussion contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax, and environmental legislation; our ability to successfully compete outside traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; technological developments in the electric industry; the successful completion of large-scale construction projects; the value of El Dorado's investment in a technology-related venture capital partnership; and, the strength of the real estate market.

These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

ITEM 3. MARKET RISKS

Our operations include managing market risks related to changes in interest rates, commodity prices, and investments held by the nuclear decommissioning trust fund.

Our major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable-rate debt and interest earned by the nuclear decommissioning trust fund. Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The nuclear decommissioning fund also has risks associated with changing market values of equity investments. Nuclear decommissioning costs are recovered in regulated electricity prices.

We are exposed to the impact of market fluctuations in the price and distribution costs of electricity, natural gas, coal, and emissions allowances. We employ established procedures to manage our risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into these derivative transactions for trading and to hedge certain natural gas in storage as well as purchases and sales of electricity, fuels, and emissions allowances/credits.

As of March 31, 2000, a hypothetical adverse price movement of 10% in the market price of our commodity derivative portfolio would decrease the fair market value of these contracts by approximately $17 million. This analysis does not include the favorable impact this same hypothetical price move would have on the underlying positions being hedged with the commodity derivative portfolio.

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

     ENVIRONMENTAL MATTERS

As previously reported, in April 1998 APS filed a Petition for Review regarding EPA's regulations specifying those provisions of the Clean Air Act for which it is appropriate to treat Indian Tribes in the same manner as states. See "Environmental Matters - Purported Navajo Environmental Regulation" in Part I,
Item 1 of our 1999 Form 10-K. Partly in response to the litigation, EPA indicated it had not determined whether the Clean Air Act would supersede pre-existing binding agreements involving Four Corners and NGS. On May 5, 2000, the United States Court of Appeals for the District of Columbia upheld EPA's regulations on treatment of Indian Tribes in the same manner as states. However, the Court determined that the impact of this ruling on the pre-existing binding agreements involving Four Corners and NGS was not ripe for adjudication because EPA had not made a determination that the Clean Air Act superseded those agreements. APS cannot currently predict the outcome of this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit No.    Description
-----------    -----------
27.1           Financial Data Schedule

99.1 Purchase and Sale Agreement for Palo Verde Nuclear Generating Station by and between Southern California Edison Company and Pinnacle West Energy Corporation, dated as of April 27, 2000

99.2 Purchase and Sale Agreement for Four Corners Power Plant by and between Southern California Edison Company and Pinnacle West Energy Corporation, dated as of April 27, 2000

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

Exhibit No.   Description                    Originally Filed as Exhibit:   File No.(a)   Date Effective
-----------   -----------                    ----------------------------   --------      --------------
10.1          Articles of Incorporation      19.1 to the Company's          1-8962           11-14-88
              restated as of July 29, 1988   September 30, 1988
                                             Form 10-Q Report

10.2          Bylaws, amended as of          3.1 to the Company's 1995      1-8962            4-1-96
              February 21, 1996              Form 10-K Report

     (b) Reports on Form 8-K

     During the quarter ended March 31, 2000, and the period from April 1 through May 15, 2000, we did not file any reports on Form 8-K.

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


                                        PINNACLE WEST CAPITAL CORPORATION
                                                 (Registrant)


Dated: May 15, 2000                     By: Chris N. Froggatt
                                            ------------------------------------
                                            Chris N. Froggatt
                                            Vice President and Controller
                                            (Principal Accounting Officer
                                            and Officer Duly Authorized to
                                            sign this Report)