Form 10-Q
period 2000-06-30
PINNACLE WEST CAPITAL CORP
filed 2000-08-14
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2000

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

                 Number of shares of common stock, no par value,
                  outstanding as of August 11, 2000: 84,738,337

                                    Glossary

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

APS - Arizona Public Service Company, a Pinnacle West subsidiary

APS Energy Services - APS Energy Services Company, Inc., a Pinnacle West subsidiary

Company - Pinnacle West Capital Corporation

CPUC - California Public Utilities Commission

DOE - United States Department of Energy

EITF 97-4 - Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity -- Issues Related to the Application of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises ___ Accounting for the Discontinuation of Application of FASB Statement No. 71"

El Dorado - El Dorado Investment Company, a Pinnacle West subsidiary

EPA - United States Environmental Protection Agency

FERC - United States Federal Energy Regulatory Commission

Four Corners - Four Corners Power Plant

ITC - Investment tax credit

MW - Megawatts

NGS - Navajo Generating Station

1999 10-K - Pinnacle West Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1999

Settlement Agreement - APS' Settlement Agreement approved by the ACC in 1999

Palo Verde - Palo Verde Nuclear Generating Station

Pinnacle West - Pinnacle West Capital Corporation

Pinnacle West Energy - Pinnacle West Energy Corporation, a Pinnacle West subsidiary

Reliant - Reliant Energy Power Generation, Inc.

SCE - Southern California Edison Company

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

SunCor - SunCor Development Company, a Pinnacle West subsidiary

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                        Three Months Ended
                                                             June 30,
                                                    ---------------------------
                                                      2000              1999
                                                    ---------         ---------
Operating Revenues
  Electric                                          $ 720,174         $ 511,434
  Real estate                                          36,374            32,697
                                                    ---------         ---------
      Total                                           756,548           544,131
                                                    ---------         ---------
Operating Expenses
  Fuel and purchased power                            289,785           134,756
  Utility operations and maintenance                  107,485           108,264
  Real estate operations                               34,574            29,401
  Depreciation and amortization                        97,941            97,383
  Taxes other than income taxes                        25,610            25,359
                                                    ---------         ---------
      Total                                           555,395           395,163
                                                    ---------         ---------
 Operating Income                                     201,153           148,968

 Other Income (Expense)                                (6,980)              399
                                                    ---------         ---------

Income Before Interest and Income Taxes               194,173           149,367
                                                    ---------         ---------
Interest Expense
  Interest charges                                     43,446            41,105
  Capitalized interest                                 (4,786)           (4,189)
                                                    ---------         ---------
      Total                                            38,660            36,916
                                                    ---------         ---------

 Income Before Income Taxes                           155,513           112,451
 Income Taxes                                          65,612            43,749
                                                    ---------         ---------

 Net Income                                         $  89,901         $  68,702
                                                    =========         =========

 Average Common Shares Outstanding - Basic             84,730            84,716

 Average Common Shares Outstanding  - Diluted          84,891            85,093

 Earnings Per Average Common Share Outstanding
   Net Income - Basic                               $    1.06         $    0.81
   Net Income - Diluted                             $    1.06         $    0.81

 Dividends Declared Per Share                       $    0.35         $    0.65


 See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                         Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2000              1999
                                                   -----------      -----------
Operating Revenues
  Electric                                         $ 1,166,402      $   925,417
  Real estate                                           78,263           57,230
                                                   -----------      -----------
      Total                                          1,244,665          982,647
                                                   -----------      -----------
Operating Expenses
  Fuel and purchased power                             415,782          235,101
  Utility operations and maintenance                   218,084          210,206
  Real estate operations                                67,394           51,636
  Depreciation and amortization                        194,979          194,293
  Taxes other than income taxes                         51,002           50,844
                                                   -----------      -----------
      Total                                            947,241          742,080
                                                   -----------      -----------
Operating Income                                       297,424          240,567
                                                   -----------      -----------
Other Income (Expense)
  Preferred stock dividend requirements of APS              --           (1,016)
  Net other income and expense                          28,563           (1,938)
                                                   -----------      -----------
      Total                                             28,563           (2,954)
                                                   -----------      -----------

Income Before Interest and Income Taxes                325,987          237,613
                                                   -----------      -----------
Interest Expense
  Interest charges                                      84,223           81,874
  Capitalized interest                                  (8,635)          (8,263)
                                                   -----------      -----------
      Total                                             75,588           73,611
                                                   -----------      -----------

Income Before Income Taxes                             250,399          164,002
Income Taxes                                           106,428           64,610
                                                   -----------      -----------
Net Income                                         $   143,971      $    99,392
                                                   ===========      ===========

Average Common Shares Outstanding - Basic               84,729           84,693

Average Common Shares Outstanding  - Diluted            84,859           85,135

Earnings Per Average Common Share Outstanding
  Net Income - Basic                               $      1.70      $      1.17
  Net Income - Diluted                             $      1.70      $      1.17

Dividends Declared Per Share                       $      0.70      $     0.975

 See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                         Twelve Months Ended
                                                               June 30,
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------
Operating Revenues
  Electric                                            $2,534,169     $2,109,677
  Real estate                                            151,202        118,341
                                                      ----------     ----------
      Total                                            2,685,371      2,228,018
                                                      ----------     ----------
Operating Expenses
  Fuel and purchased power                               976,790        607,758
  Utility operations and maintenance                     454,655        426,961
  Real estate operations                                 135,274        110,518
  Depreciation and amortization                          386,254        387,557
  Taxes other than income taxes                           96,764        100,971
                                                      ----------     ----------
      Total                                            2,049,737      1,633,765
                                                      ----------     ----------
Operating Income                                         635,634        594,253
                                                      ----------     ----------
Other Income (Expense)
  Preferred stock dividend requirements of APS                --         (5,406)
  Net other income and expense                            41,294         (5,880)
                                                      ----------     ----------
      Total                                               41,294        (11,286)
                                                      ----------     ----------
Income From Continuing Operations Before
 Interest and Income Taxes                               676,928        582,967
                                                      ----------     ----------
Interest Expense
  Interest charges                                       164,730        165,656
  Capitalized interest                                   (12,036)       (17,329)
                                                      ----------     ----------
      Total                                              152,694        148,327
                                                      ----------     ----------
Income From Continuing Operations Before
 Income Taxes                                            524,234        434,640

Income Taxes                                             209,883        172,439
                                                      ----------     ----------

Income From Continuing Operations                        314,351        262,201

Income Tax Benefit From Discontinued Operations           38,000             --

Extraordinary Charge - Net of Income Taxes of $94,115   (139,885)            --
                                                      ----------     ----------

Net Income                                            $  212,466     $  262,201
                                                      ==========     ==========

Average Common Shares Outstanding - Basic                 84,735         84,722

Average Common Shares Outstanding  - Diluted              84,902         85,232

Earnings Per Average Common Share Outstanding
  Continuing Operations - Basic                       $     3.71     $     3.09
  Net Income - Basic                                  $     2.51     $     3.09
  Continuing Operations - Diluted                     $     3.70     $     3.08
  Net Income - Diluted                                $     2.50     $     3.08

Dividends Declared Per Share                          $     1.05     $     1.30

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Thousands of Dollars)

                                                      June 30,      December 31,
                                                        2000            1999
                                                     ----------     ------------
                                                     (Unaudited)
Current Assets
 Cash and cash equivalents                           $   70,400       $   20,705
 Customer and other receivables--net                    352,354          244,599
 Accrued utility revenues                               112,261           72,919
 Materials and supplies                                  73,038           69,977
 Fossil fuel                                             18,727           21,869
 Deferred income taxes                                    9,663            8,163
 Other current assets                                    78,641           60,562
                                                     ----------       ----------
       Total current assets                             715,084          498,794
                                                     ----------       ----------
Investments and Other Assets
 Real estate investments--net                           340,682          344,293
 Other assets                                           304,195          267,458
                                                     ----------       ----------
       Total investments and other assets               644,877          611,751
                                                     ----------       ----------
Property, Plant and Equipment
 Plant in service and held for future use             7,675,652        7,546,314
 Less accumulated depreciation and amortization       3,139,840        3,026,194
                                                     ----------       ----------
       Total                                          4,535,812        4,520,120
 Construction work in progress                          251,602          209,281
 Nuclear fuel, net of amortization                       47,864           49,114
                                                     ----------       ----------
       Net property, plant and equipment              4,835,278        4,778,515
                                                     ----------       ----------
Deferred Debits
 Regulatory assets                                      545,622          613,729
 Other deferred debits                                  102,887          105,717
                                                     ----------       ----------
       Total deferred debits                            648,509          719,446
                                                     ----------       ----------

 Total Assets                                        $6,843,748       $6,608,506
                                                     ==========       ==========

 See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             LIABILITIES AND EQUITY
                             (Thousands of Dollars)

                                                        June 30,    December 31,
                                                          2000          1999
                                                       ----------    ----------
                                                       (Unaudited)
Current Liabilities
  Accounts payable                                     $  242,838    $  186,524
  Accrued taxes                                           197,081        70,510
  Accrued interest                                         33,603        33,253
  Short-term borrowings                                   200,875        38,300
  Current maturities of long-term debt                    114,886       114,798
  Customer deposits                                        26,476        26,098
  Other current liabilities                                   404        26,007
                                                       ----------    ----------
       Total current liabilities                          816,163       495,490
                                                       ----------    ----------

Long-Term Debt Less Current Maturities                  2,075,951     2,206,052
                                                       ----------    ----------
Deferred Credits and Other
  Deferred income taxes                                 1,153,827     1,183,855
  Unamortized gain - sale of utility plant                 70,924        73,212
  Other                                                   436,285       444,164
                                                       ----------    ----------
       Total deferred credits and other                 1,661,036     1,701,231
                                                       ----------    ----------

Commitments and contingencies (Notes 6, 7, 9 and 10)

Common Stock Equity
  Common stock, no par value                            1,537,652     1,537,449
  Retained earnings                                       752,946       668,284
                                                       ----------    ----------
       Total common stock equity                        2,290,598     2,205,733
                                                       ----------    ----------

Total Liabilities and Equity                           $6,843,748    $6,608,506
                                                       ==========    ==========

 See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (THOUSANDS OF DOLLARS)

                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                         2000            1999
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                            $ 143,971      $  99,392
  Items not requiring cash
    Depreciation and amortization                        194,979        194,293
    Nuclear fuel amortization                             15,124         15,673
    Deferred income taxes--net                            (8,518)       (21,477)
    Other--net                                            (3,623)        (6,577)
  Changes in current assets and liabilities
    Customer and other receivables--net                 (107,755)        48,175
    Accrued utility revenues                             (39,342)       (30,306)
    Materials, supplies and fossil fuel                       81         (5,653)
    Other current assets                                 (18,079)        (8,329)
    Accounts payable                                      60,918        (25,465)
    Accrued taxes                                        126,571         95,675
    Accrued interest                                         350          1,106
    Other current liabilities                            (25,178)        (5,307)
  Change in El Dorado partnership investment             (26,794)            --
  Decrease (increase) in land held                         4,314         (4,642)
  Other--net                                              (6,035)       (16,382)
                                                       ---------      ---------
Net Cash Flow Provided By Operating Activities           310,984        330,176
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (223,361)      (153,730)
  Capitalized interest                                    (8,635)        (8,263)
  Other--net                                              (1,541)         1,282
                                                       ---------      ---------
Net Cash Flow Used For Investing Activities             (233,537)      (160,711)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                             139,000        193,691
  Short-term borrowings--net                             162,575         45,120
  Dividends paid on common stock                         (59,307)       (55,101)
  Repayment of long-term debt                           (270,223)      (235,755)
  Redemption of preferred stock                               --        (96,499)
  Other--net                                                 203         (8,948)
                                                       ---------      ---------
Net Cash Flow Used For Financing Activities              (27,752)      (157,492)
                                                       ---------      ---------
Net Cash Flow                                             49,695         11,973
Cash and Cash Equivalents at Beginning of Period          20,705         20,538
                                                       ---------      ---------
Cash and Cash Equivalents at End of Period             $  70,400      $  32,511
                                                       =========      =========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized                   $  72,475      $  68,341
Income taxes                                           $   6,361      $     940

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements include the accounts of Pinnacle West and its subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor, and El Dorado . All significant intercompany balances have been eliminated. We have reclassified certain prior year amounts to conform to the current year presentation.

2. Our unaudited condensed consolidated financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature with the exception of the extraordinary charge and the tax benefit from discontinued operations. We suggest that these Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements be read along with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our 1999 10-K.

3. Weather conditions and wholesale power marketing and trading activities can have significant impacts on our results for interim periods. El Dorado's earnings are subject to stock market volatility (see Note 12). For these and other reasons, results for interim periods do not necessarily represent results to be expected for the year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the six months ended June 30, 2000.

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

The Settlement Agreement was approved by the ACC in September 1999 (see Note 6 for a discussion of the agreement). Consequently, APS has discontinued the application of SFAS No. 71 for its generation operations. This means that the generation assets were tested for impairment and the portion of regulatory assets deemed to be unrecoverable through ongoing regulated cash flows was eliminated. APS determined that the generation assets were not impaired. A regulatory disallowance removed $234 million pretax ($183 million net present value) from ongoing regulatory cash flows and was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes) was reported as an extraordinary charge on the income statement during the third quarter of 1999. Prior to the Settlement Agreement, under the 1996 regulatory agreement (see Note 6), the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period ending June 30, 2004.

The regulatory assets to be recovered under the 1999 Settlement Agreement are now being amortized as follows (millions of dollars):

                                                         1/1 - 6/30
          1999      2000      2001      2002      2003      2004     Total
          ----      ----      ----      ----      ----      ----     -----
          $164      $158      $145      $115      $86       $18      $686

The majority of APS' regulatory assets relate to deferred income taxes and rate synchronization cost deferrals.

The condensed consolidated balance sheets include the amounts listed below for generation assets not subject to SFAS No. 71 (thousands of dollars):

                                                    June 30,       December 31,
                                                      2000            1999
                                                   -----------     -----------
Electric plant in service & held for future use    $ 3,761,855     $ 3,770,234
Accumulated depreciation and amortization           (1,678,752)     (1,641,855)
Construction work in progress                          140,037          87,819
Nuclear fuel, net of amortization                       47,864          49,114

6. Regulatory Matters -- Electric Industry Restructuring

STATE

SETTLEMENT AGREEMENT. On May 14, 1999, APS entered into a comprehensive Settlement Agreement with various parties, including representatives of major consumer groups, related to the implementation of retail electric competition. On September 23, 1999, the ACC voted to approve the Settlement Agreement, with some modifications. On December 13, 1999, two parties filed lawsuits challenging the ACC's approval of the Settlement Agreement. One of the parties questioned the authority of the ACC to approve the Settlement Agreement and both parties challenged several specific provisions of the Settlement Agreement. A decision on the appeals to the Settlement Agreement is not expected until later this year or next year.

The following are the major provisions of the Settlement Agreement, as approved:

* APS will reduce rates for standard offer service for customers with loads less than 3 megawatts in a series of annual retail electric price reductions of 1.5% beginning

     July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease of approximately $11 million annually ($7 million after income taxes) related to the 1996 regulatory agreement. See "1996 Regulatory Agreement" below. Based on the price reduction authorized in the Settlement Agreement, there was a retail price decrease of approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2000. For customers having loads 3 megawatts or greater, standard offer rates will be reduced in varying annual increments that total 5% through 2002.

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

On July 12, 2000, a Maricopa County Superior Court judge issued a preliminary ruling in favor of the ACC and denied substantive challenges to the Rules that had been made by the electric cooperatives. However, he concluded that some of the Rules were invalid because of procedural deficiencies. Specifically, the judge concluded that several non-ratemaking Rules were required to be presented to the Arizona Attorney General for certification. Additionally, the judge determined that the Arizona Constitution requires the ACC to make findings regarding the fair value of property in Arizona of competitive electric service providers. We do not believe that the ruling affects the Settlement Agreement with the ACC. The Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to fair value of APS' property in the order approving the APS Settlement Agreement.

The ruling does not immediately affect the Rules. APS expects that, in the next few weeks, the court will consider proposed forms of judgment which will establish the specific impact of the ruling. Although the ACC has not yet indicated what steps it intends to take after a judgment is issued, the ACC could appeal the ruling to the Court of Appeals or could elect to take corrective action to correct the procedural deficiencies identified in the judge's ruling. The cooperatives may also appeal the ruling. There is authority indicating that if the order is appealed by the ACC, it will be automatically stayed pending further judicial review. Certain other appeals of the Rules are still pending in the Maricopa County Superior Court. We believe that the court may rule on the remaining appeals later this year or next year.

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

1996 REGULATORY AGREEMENT. In April 1996, the ACC approved a regulatory agreement between the ACC Staff and APS. Based on the price reduction formula authorized in the agreement, the ACC approved retail price decreases (approximate) as follows (millions of dollars):

      Annual Electric            Percentage
     Revenue Decrease             Decrease              Effective Date
     ----------------             --------              --------------
           $49                      3.4%                July 1, 1996
           $18                      1.2%                July 1, 1997
           $17                      1.1%                July 1, 1998
           $11                      0.7%                July 1, 1999 (a)

(a) Included in the first rate reduction under the Settlement Agreement (see above).

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

GENERAL

We cannot accurately predict the impact of full retail competition on our financial position, cash flows, or results of operations. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position the Company and our subsidiaries to compete in the new regulatory environment.

FEDERAL

The Energy Policy Act of 1992 and recent rulemakings by FERC have promoted increased competition in the wholesale electric power markets. APS does not expect these rules to have a material impact on its financial statements.

Several electric utility industry restructuring bills have been introduced during the current congressional session. Several of these bills are written to allow consumers to choose their electricity suppliers beginning in 2000 and beyond. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any comprehensive restructuring of the electric utility industry can occur.

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

8. Business Segments

We have two principal business segments (determined by products, services and regulatory environment) which consist of the transmission and distribution of electricity and wholesale power marketing and trading activities (delivery business segment) and the generation of electricity (generation business segment). We plan to move our wholesale power marketing and trading activities from APS to the parent company by the end of 2000. The other amounts include activity relating to the parent company and other subsidiaries including APS Energy Services, SunCor and El Dorado. Eliminations primarily relate to intersegment sales of electricity. Segment information for the three, six and twelve months ended June 30, 2000 and 1999 is as follows (millions of dollars):

                                     3 Months Ended       6 Months Ended        12 Months Ended
                                        June 30,              June 30,              June 30,
                                     --------------       ---------------       ----------------
                                     2000      1999       2000       1999       2000        1999
                                     ----      ----       ----       ----       ----        ----
Operating Revenues:
Delivery                             $ 719     $ 511     $ 1,165     $ 925     $ 2,533     $ 2,110
Generation                             249       220         428       396         886         877
Other                                   38        33          80        58         152         118
Eliminations                          (249)     (220)       (428)     (396)       (886)       (877)
                                     -----     -----     -------     -----     -------     -------
     Total                           $ 757     $ 544     $ 1,245     $ 983     $ 2,685     $ 2,228
                                     =====     =====     =======     =====     =======     =======

Income from Continuing Operations:
Delivery                             $  55     $  34     $    80     $  55     $   172     $   144
Generation                              40        36          48        47         121         125
Other                                   (5)       (1)         16        (3)         21          (7)
                                     -----     -----     -------     -----     -------     -------
     Total                           $  90     $  69     $   144     $  99     $   314     $   262
                                     =====     =====     =======     =====     =======     =======

                                                             As of June 30,     As of December 31,
                                                                  2000                1999
                                                                  ----                ----
Assets:
Delivery                                                         $3,938              $3,796
Generation                                                        2,381               2,342
Other                                                               525                 471
                                                                 ------              ------
     Total                                                       $6,844              $6,609
                                                                 ======              ======

9. Accounting Matters

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is effective for us in 2001. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. We are currently evaluating what impact this standard will have on our financial statements.

10. Generation Expansion

Pinnacle West Energy has announced plans to build and acquire up to 4,000 MW of generating capacity from 2001-2006 at an estimated cost of about $2 billion, assuming all of the announced plants are built or acquired.

Pinnacle West Energy is also considering additional expansion over the next several years, which may result in additional expenditures. Pinnacle West Energy's expenditures are expected to be funded through debt issued directly by Pinnacle West Energy, as well as capital infusions from the parent company's internally generated cash and debt proceeds.

Pinnacle West Energy is currently planning a 650-megawatt expansion of the West Phoenix Power Plant and the construction of a natural gas-fired electric generating station of up to 2,120 megawatts near Palo Verde, called Redhawk (see discussion in the following paragraph). Construction at West Phoenix began in July 2000, with commercial operation of the first unit expected in the summer of 2001. Pinnacle West Energy also expects that construction will begin on the first two units of Redhawk near the end of 2000, with commercial operation scheduled for the summer of 2002.

Pinnacle West Energy and Reliant have terminated discussions on joint development of the first two Redhawk units and three units in Nevada. Pinnacle West Energy currently plans to keep the first two units (1,060 megawatts) of the Redhawk project on schedule.

Projected capital expenditures for the above expansion plans on the current schedule are estimated to be $277 million in 2000, $392 million in 2001, and $141 million in 2002.

On April 27, 2000, Pinnacle West Energy entered into two separate agreements with SCE to purchase SCE's 15.8% ownership interest in Palo Verde and its 48% ownership interest in Units 4 and 5 of the Four Corners Power Plant (Four Corners). The purchase price is $550 million in cash to be paid at closing, subject to certain adjustments. The interests to be acquired represent 1,310 MW of generating capacity (600 MW associated with SCE's Palo Verde interest, and 710 MW associated with SCE's Four Corners interest). The transactions are expected to close in mid-2001, subject to the approval of various governmental authorities, including the CPUC, the FERC, the Nuclear Regulatory Commission, the Internal Revenue Service, and the Navajo Nation.

The agreements between Pinnacle West Energy and SCE include the following additional terms:

* Prior to and up to 90 days following SCE's filing with the CPUC seeking approval of the transactions, which was made on May 15, 2000, SCE was allowed to solicit offers for, or indications of interest in, (a) its Four Corners interest or (b) its Four Corners interest and its Palo Verde interest. SCE's sale of its interest in Four Corners is also subject to a right of first refusal on the part of the other Four Corners participants, including APS. Pinnacle West Energy had the right to match any offer or indication of interest that SCE received during this period. This period has expired without Pinnacle West Energy matching an indication of interest.

* The Agreements permit SCE, for a period of up to 120 days (until early December), to engage in further negotiations and discussions with any party who submitted an indication of interest. Subject to CPUC approval, Pinnacle West Energy retains the right under the Agreements to match the terms of any binding agreement that SCE elects to enter into.

* Pinnacle West Energy is not obligated to purchase SCE's Four Corners interest unless SCE also sells its Palo Verde interest to Pinnacle West Energy. SCE is not obligated to sell its Palo Verde interest to Pinnacle West Energy unless Pinnacle West Energy (or some other third party) purchases SCE's Four Corners interest.

* SCE will transfer the assets of its Palo Verde decommissioning fund to Pinnacle West Energy, and Pinnacle West Energy will assume SCE's Palo Verde decommissioning obligations.

* Pinnacle West Energy will assume SCE's obligations and liabilities associated with ownership of its interests in Palo Verde and Four Corners, subject to specified exceptions.

* We guaranteed Pinnacle West Energy's obligations under each of the agreements, including Pinnacle West Energy's purchase price obligations.

The Utility Reform Network, which represents the interests of SCE's residential and small commercial customers, has filed a protest with the CPUC recommending that the CPUC reject the sale and require SCE to retain the generating facilities. The California Office of Ratepayer Advocates has also filed objections regarding various aspects of the proposed transactions. There can be no assurance that other protests will not be filed with the CPUC.

11. Income Tax Benefit

In September 1999, we recorded a tax benefit of $38 million, or $0.45 per basic or diluted share, which stemmed from the resolution of income tax matters related to a former subsidiary, MeraBank, A Federal Savings Bank. This amount is reflected as a tax benefit from discontinued operations in the income statement.

12. El Dorado Partnership Investment Income

Net other income consists primarily of El Dorado's share in the earnings of a venture capital partnership. The partnership adjusts the value of its investment at the end of each fiscal quarter. The value of El Dorado's investment in the partnership is determined by various factors beyond our control, including equity market conditions. Most of the partnership's investments are in technology-related companies whose share prices are highly volatile.

Prior to June 2000, we recorded our share of the earnings from the partnership, as the partnership adjusted the value of its investment, on a one-quarter lag. This was done due to time constraints in obtaining and analyzing such results for inclusion in our consolidated financial statements on a current basis.

During the second quarter of 2000, we requested a distribution of our share of the investments held by the partnership. There is some disagreement with the general partner regarding the distribution of those shares, but we believe we have legal authority to request and receive our share of the investments. We are pursuing that distribution and accordingly have adjusted our investment to reflect the current market value. In the second quarter of 2000, we recognized earnings net of tax of $28 million on the one-quarter lag basis offset by a $31 million decline net of tax in the value of our investment for the fiscal quarter ended June 30, 2000 for a total net loss of $3 million for the quarter.

Upon receipt, we will account for the securities as available for sale with changes in value recorded in other comprehensive income. Gains and losses from the ultimate sale of such securities will be reflected in our net earnings. The book value of El Dorado's investment in the partnership at June 30, 2000 was approximately $38 million.

                        PINNACLE WEST CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we explain our results of operations, general financial condition, and outlook for Pinnacle West and our subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor, and El Dorado including:

     *    the changes in our earnings for the periods presented
     *    the factors impacting our business, including competition
     *    the effects of regulatory decisions on our results and outlook
     *    our capital needs and resources and
     *    our management of market risks.

APS, our major subsidiary and Arizona's largest electric utility, provides retail and wholesale electric service to the entire state with the exception of Tucson and about one-half of the Phoenix area. APS also generates, sells, and delivers electricity to wholesale customers in the western United States. SunCor is a developer of residential, commercial, and industrial real estate projects in Arizona, New Mexico, and Utah. El Dorado is primarily a venture capital firm. APS Energy Services was formed in 1998 and sells energy and energy-related products and services in competitive retail markets in the western United States. Pinnacle West Energy, which was formed in 1999, is the subsidiary through which we intend to conduct our unregulated generation operations.

The following table summarizes net income for the three-month, six-month and twelve-month periods ended June 30, 2000 and the comparable prior-year periods for Pinnacle West and each of its subsidiaries:

                                         3 Months Ended       6 Months Ended        12 Months Ended
                                             June 30,            June 30,               June 30,
                                         ---------------     -----------------     -----------------
(Millions of Dollars)                    2000       1999     2000        1999      2000       1999 (a)
                                         ----       ----     ----        ----      ----       --------
APS                                      $ 96       $ 70     $ 129       $ 102     $ 294       $ 269
Pinnacle West Energy                       (1)        --        (1)         --        (1)         --
APS Energy Services                        (2)        (2)       (4)         (3)      (10)         (3)
SunCor                                      1          3         6           4         8           6
El Dorado                                  (3)        --        16          --        27          --
Parent Company                             (1)        (2)       (2)         (4)       (4)        (10)
                                         ----       ----     -----       -----     -----       -----
Income From Continuing Operations          90         69       144          99       314         262
Income Tax Benefit From Discontinued
 Operations                                --         --        --          --        38          --

Extraordinary Charge - Net of Income
 Taxes of $94                              --         --        --          --      (140)         --
                                         ----       ----     -----       -----     -----       -----
Net Income                               $ 90       $ 69     $ 144       $  99     $ 212       $ 262
                                         ====       ====     =====       =====     =====       =====

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

OPERATING RESULTS

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED WITH THREE-MONTH PERIOD ENDED JUNE 30, 1999

Consolidated net income for the three months ended June 30, 2000 was $90 million compared with $69 million for the same period in the prior year. Consolidated net income increased for the three-month period primarily because of an increase in the profitability of wholesale power marketing and trading activities, and increases in the number of customers and in the average amount of electricity used by customers. These positive factors more than offset decreases due to the effects of increased fuel and purchased power costs, the completion of the amortization of ITCs in 1999, an electricity price reduction, and a decrease in El Dorado's earnings. See Note 6 for information on the price reduction. See "Income Taxes" below for a discussion of the ITC amortization.

Electric operating revenues increased $209 million because of:

     *    increased power marketing and trading revenues ($150 million)
     * increases in the number of customers and the average amount of electricity used by customers ($44 million)
     *    warmer weather impacts ($18 million) and
     *    miscellaneous factors ($4 million).

As mentioned above, these positive factors were partially offset by the effect of a reduction in retail electricity prices ($7 million).

The increase in power marketing and trading revenues resulted from higher prices and increased activity in the western U.S. wholesale power markets. The revenues were accompanied by an increase in purchased power and fuel expenses of $105 million.

Fuel and purchased power expenses were also higher because of higher retail sales volumes and increased fuel prices.

Other income (expense) decreased $7 million primarily because of a quarterly adjustment of the value of El Dorado's investment in a technology-related venture capital partnership. See Note 12.

     OPERATING RESULTS - SIX-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED WITH SIX-MONTH PERIOD ENDED JUNE 30, 1999

Consolidated net income for the six months ended June 30, 2000 was $144 million compared with $99 million for the same period in the prior year. The increase primarily relates to an increase in El Dorado's earnings, an increase in the profitability of wholesale power marketing and trading activities, and increases in the number of customers and in the average amount of electricity used by customers. These positive factors more than offset decreases due to the effects of increased fuel and purchased power costs, the completion of the amortization of ITCs in 1999, an electricity price reduction, and higher utility operations and maintenance expense. See Note 6 for information on the price reduction. See "Income Taxes" below for a discussion of the ITC amortization.

Electric operating revenues increased $241 million because of:

     *    increased power marketing and trading revenues ($173 million)
     * increases in the number of customers and the average amount of electricity used by customers ($55 million)
     *    warmer weather impacts ($19 million) and
     *    miscellaneous factors ($7 million).

These positive factors were partially offset by the effect of a reduction in retail electricity prices ($13 million).

The increase in power marketing and trading revenues resulted from higher prices and increased activity in the western U.S. wholesale power markets. The revenues were accompanied by an increase in purchased power and fuel expenses of $129 million.

Fuel and purchased power expenses were also higher because of higher retail sales volumes and increased fuel prices.

Utility operations and maintenance expenses increased primarily because of higher costs related to customer growth.

Net other income increased $31 million primarily because of quarterly adjustments of the value of El Dorado's investment in a technology-related venture capital partnership. See Note 12.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED WITH TWELVE-MONTH PERIOD ENDED JUNE 30, 1999

Consolidated net income for the twelve months ended June 30, 2000 was $212 million compared with $262 million for the same period in the prior year. The decrease primarily relates to an extraordinary charge recorded in the third quarter of 1999, partially offset by higher income from continuing operations, as well as an income tax benefit from discontinued operations also recorded in the third quarter of 1999.

The extraordinary charge related to a regulatory disallowance that resulted from APS' comprehensive Settlement Agreement that was approved by the ACC in September 1999. See Notes 5 and 6 for additional information about the regulatory disallowance and the Settlement Agreement.

The income tax benefit from discontinued operations resulted from the resolution of income tax matters related to a former subsidiary, MeraBank. See Note 11.

Income from continuing operations increased $52 million over the comparable prior period primarily because of an increase in El Dorado's earnings, increases in the number of customers and in the average amount of electricity used by customers, and an increase in the profitability of wholesale power marketing and trading activities. These positive factors more than offset decreases due to a reduction in retail electricity prices, higher utility operations and maintenance expense, and the completion of the amortization of ITCs in 1999. See
Note 6 for information on the price reduction. See "Income Taxes" below for a discussion of the ITC amortization.

Electric operating revenues increased $424 million because of:

     *    increased power marketing and trading revenues ($338 million)
     * increases in the number of customers and the average amount of electricity used by customers ($94 million) and
     *    miscellaneous factors ($19 million).

These positive factors were partially offset by the effect of a reduction in retail prices ($27 million).

The increase in power marketing and trading revenues resulted primarily from increased activity in western U.S. wholesale power markets and higher prices. The revenues were accompanied by increases in purchased power and fuel expenses of $306 million.

Fuel and purchased power expenses were also higher because of higher retail sales volumes and increased fuel prices.

Utility operations and maintenance expenses increased primarily because of $16 million of non-recurring items recorded in the current twelve-month period, including a provision for certain environmental costs. Other increases primarily related to customer growth, power marketing costs, and technology related costs.

Net other income increased $47 million primarily because of quarterly adjustments of the value of El Dorado's investment in a technology-related venture capital partnership. See Note 12.

INCOME TAXES

As part of a 1994 rate settlement with the ACC, APS accelerated amortization of substantially all deferred ITCs over a five-year period that ended on December 31, 1999. The ITC amortization decreased annual income tax expense by approximately $24 million. Beginning in 2000, no further benefits from these deferred ITCs will be reflected in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL EXPENDITURE REQUIREMENTS

The following table summarizes the actual capital expenditures for the six-month period ended June 30, 2000 and estimated capital expenditures for the next three years:

                              CAPITAL EXPENDITURES
                              (millions of dollars)

                         Six months ended         Twelve months ended
                          June 30, 2000                December 31,
                             (actual)                  (estimated)
                         ----------------     ------------------------------
                                              2000         2001         2002
                                              ----         ----         ----
APS (a)                        $181           $380         $395         $373
Pinnacle West Energy (b)         34            277          392          141
SunCor                           61             53           43           51
                               ----           ----         ----         ----
Total                          $276           $710         $830         $565
                               ====           ====         ====         ====

(a)  Includes about $30 - $35 million each year for nuclear fuel expenditures.
(b) Excludes the SCE purchase agreements of approximately $550 million in 2001. See Note 10 and "Capital Resources and Debt Financing - Pinnacle West Energy" below.

     CAPITAL RESOURCES AND DEBT FINANCING

       PINNACLE WEST

The parent company's cash requirements and its ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of the 1999 10-K.

During the six-months ended June 30, 2000, the parent company increased long-term borrowings by about $94 million.

       APS

APS' long-term debt redemption requirements, optional repayments on long-term debt, and payment obligations on a capitalized lease are: $354 million in 2000; $252 million in 2001; and $125 million in 2002. During the six months ended June 30, 2000, APS redeemed approximately $242 million of its long-term debt with cash from operations and short-term borrowings. On August 7, 2000, APS issued $300 million of its 7 5/8% Notes Due 2005.

In 2001 APS will purchase Units 1, 2 and 3 of the West Phoenix Power Plant at the expiration of its lease term.

Although provisions in APS' first mortgage bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds and preferred stock that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

       PINNACLE WEST ENERGY

Pinnacle West Energy has announced plans to build and acquire up to 4,000 MW of generating capacity from 2001-2006 at an estimated cost of about $2 billion, assuming all announced plants are built or acquired.

Pinnacle West Energy is also considering additional expansion over the next several years, which may result in additional expenditures. Pinnacle West Energy's expenditures are expected to be funded through capital infusions from debt issued directly by Pinnacle West Energy, as well as the parent company's internally generated cash and debt proceeds.

Pinnacle West Energy is currently planning a 650-megawatt expansion of the West Phoenix Power Plant and the construction of a natural gas-fired electric generating station of up to 2,120 megawatts near Palo Verde, called Redhawk (see discussion in the following paragraph). Construction at West Phoenix began in July 2000, with commercial operation of the first unit expected in the summer of 2001. Pinnacle West Energy also expects that construction will begin on the first two units of Redhawk near the end of 2000, with commercial operation scheduled for the summer of 2002.

Pinnacle West Energy and Reliant have terminated discussions on joint development of the first two Redhawk units and three units in Nevada. Pinnacle West Energy currently plans to keep the first two units (1,060 megawatts) of the Redhawk project on schedule.

See the above table for expected capital expenditures for these expansions on the current schedule.

Pinnacle West Energy has signed two separate agreements with SCE to acquire SCE's interest in the Palo Verde Nuclear Generating Station west of Phoenix and the Four Corners Power Plant near Farmington, New Mexico. Pursuant to the agreements, Pinnacle West Energy will acquire SCE's 15.8% interest in the three unit Palo Verde plant and SCE's 48% interest in Four Corners Units 4 and 5, for a total of approximately 1,300 MW at both plants. The total purchase price is $550 million, subject to certain adjustments. The transactions are expected to close in mid-2001 following the approval of various governmental authorities, including the CPUC, the FERC, the Nuclear Regulatory Commission, the Internal Revenue Service, and the Navajo Nation.

Prior to and up to 90 days following SCE's filing with the CPUC seeking approval of the transactions, which was made on May 15, 2000, SCE was allowed to solicit offers for, or indications of interest in, (a) its Four Corners interest or (b) its Four Corners interest and its Palo Verde interest. Pinnacle West Energy had the right to match any offer or indication of interest that SCE received during this period. This period has expired without Pinnacle West Energy matching an indication of interest. The Agreements permit SCE, for a period of up to 120 days (until early December), to engage in further negotiations and discussions with any party who submitted an indication of interest. Subject to CPUC approval,

Pinnacle West Energy retains the right under the Agreements to match the terms of any binding agreement that SCE elects to enter into. For additional information about the transactions, see Note 10.

       SUNCOR

SunCor's capital needs consist primarily of capital expenditures for land development, retail and office building construction, and home construction. Capital resources to meet these requirements include funds from operations and SunCor's own external financings.

COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

See Note 5 for a discussion of regulatory accounting. See Note 6 for a discussion of a Settlement Agreement related to the implementation of retail electric competition and to Arizona and federal legal and regulatory developments.

RATE MATTERS

See Note 6 for a discussion of a price reduction effective as of July 1, 2000, and for a discussion of a Settlement Agreement that will, among other things, result in five annual price reductions over a four-year period ending July 1, 2003.

FORWARD-LOOKING STATEMENTS

The above discussion contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax, and environmental legislation; our ability to successfully compete outside traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; technological developments in the electric industry; the successful completion of large-scale construction projects; the value of El Dorado's investment in a technology-related venture capital partnership; successfully managing market risks; and the strength of the real estate market.

These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

ITEM 3. MARKET RISKS

Our operations include managing market risks related to changes in commodity prices, interest rates, and investments held by the nuclear decommissioning trust fund.

We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal, and emissions allowances. We employ established procedures to manage our risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into these derivative transactions to hedge purchases and sales of electricity, fuels and emissions allowances/credits. In addition, we engage in trading activities intended to profit from favorable movements of market prices.

As of June 30, 2000, a hypothetical adverse price movement of 10% in the market price of our commodity derivative portfolio would decrease the fair market value of these contracts by approximately $53 million. This analysis does not include the favorable impact this same hypothetical price move would have on the underlying physical exposures being hedged with the commodity derivative portfolio. We plan to move our wholesale power marketing and trading activities from APS to the parent company by the end of 2000.

We are exposed to credit losses in the event of non-performance or non-payment by counterparties. We use a credit management process to assess and monitor the financial exposure of counterparties. Despite the fact that the great majority of our trading counterparties are rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on earnings for a given period.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At our annual Meeting of Shareholders held on May 17, 2000 the following shareholder proposal was submitted to shareholders:

                                                                    Abstentions
                                     Votes            Votes          and Broker
                                      For            Against         Non Votes
                                   ---------       ----------        ---------

Proposal that Pinnacle             4,385,706       59,481,837        3,723,107
West provide shareholders
with an energy report

In addition, at the same annual meeting, the following persons were elected as directors:


                                     Votes            Votes
                                      For            Against          Abstain
                                   ---------       ----------        ---------
CLASS I (TERM TO EXPIRE AT
2001 ANNUAL MEETING)

Robert G. Matlock                  81,027,360           942,017          N/A

Kathryn L. Munro                   80,935,718         1,033,659          N/A

CLASS II (TERM TO EXPIRE AT
2002 ANNUAL MEETING)

Bruce J. Nordstrom                 81,036,103           933,274          N/A

CLASS III (TERM TO EXPIRE AT
2003 ANNUAL MEETING)

Pamela Grant                       81,007,066           962,311          N/A

Martha O. Hesse                    81,028,539           940,838          N/A

William S. Jamieson, Jr.           81,020,766           948,611          N/A

Richard Snell                      81,017,840           951,537          N/A

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

     ENVIRONMENTAL MATTERS

     EPA ENVIRONMENTAL REGULATION - CLEAN AIR ACT

As previously reported, EPA's final National Ambient Air Quality Standards for ozone and particulate matter were challenged, and the court determined that EPA's promulgation of the standards violated the constitutional prohibition on delegation of legislative power. See "Environmental Matters--EPA Environmental Regulation--Clean Air Act" in Part I, Item 1 of the 1999 10-K. The court remanded the ozone and fine particulate standards and vacated the coarse particulate matter standard. The U.S. Supreme Court recently agreed to review these decisions. We cannot currently predict the outcome of this matter.

     PURPORTED NAVAJO ENVIRONMENTAL REGULATION

In April 2000, the Navajo Tribal Council approved operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. APS believes that the regulations do not recognize that the Tribe did not intend to assert jurisdiction over Four Corners and NGS. On July 12, 2000, the Four Corners participants and the NGS participants each filed a petition with the Navajo Supreme Court for review of the operating permit regulations. We cannot currently predict the outcome of this matter.

As previously reported, in April 1999, APS filed a Petition for Review of EPA's regulations regarding issuing Federal operating permits to cover stationary sources on Indian reservations. See "Environmental Matters--Purported Navajo Environmental Regulation" in Part I, Item 1 of the 1999 10-K. On June 29, 2000, at the request of the Court, APS filed a motion to dismiss Four Corners from this petition on the grounds that the impact of the regulations on pre-existing binding agreements was not "ripe" for judicial resolution based on EPA's issuance of an official notice indicating that it had not yet determined whether the pre-existing binding agreements with Four Corners and NGS were abrogated by the Clean Air Act.

     WATER SUPPLY

As previously reported, APS and other parties petitioned the U.S. Supreme Court for review of the decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. See "Water Supply" in Item I, Part 1 of the 1999 10-K. This petition was denied, and the pending lower court litigation will continue.

     PURCHASED POWER AGREEMENTS

As previously reported, in September 1990, APS entered into a thirty year agreement under which APS and PacifiCorp engage in a one-for-one seasonal capacity exchange. APS is entitled to receive up to 480 MW of capacity from PacifiCorp during APS' summer peak season (through September 15). See "Generating Fuel and Purchased Power - Purchased Power Agreements" in Part I,
Item 1 of the 1999 10-K. There is currently a dispute under the Long-Term Power Transaction Agreement (the "Agreement") relating to the value of power delivered to PacifiCorp under the Supplemental Energy provisions of the Agreement. As a result of the dispute, APS understands that PacificCorp believes it is owed monies by APS and, since August 8, 2000, has been withholding power due to APS under the terms of Agreement. APS believes PacificCorp is in breach of the Agreement, and the breach has been and is resulting in damage claims against PacifiCorp which are accruing daily in an amount dependent upon daily energy cost rates. The parties are currently attempting to resolve the dispute and no litigation or arbitration has been commenced.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.      Description
          -----------      -----------
            27.1           Financial Data Schedule

            99.1           Amendment No. 14 to the ANPP Participation Agreement

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

Exhibit No.   Description                     Originally Filed as Exhibit:    File No.(a)   Date Effective
-----------   -----------                     ----------------------------    --------      --------------
    10.1      Articles of Incorporation       19.1 to the Company's             1-8962          11-14-88
              restated as of July 29, 1988    September 30, 1988
                                              Form 10-Q Report

    10.2      Bylaws, amended as of           4.1 to the Company's              1-8962          1-20-00
              December 15, 1999               Registration Statement
                                              on Form S-8 No. 333-95035

    10.3      Pinnacle West Capital           99.1 to the Company's             1-8962          7-3-00
              Corporation 2000 Director       Registration Statement
              Equity Plan                     on Form S-8 (No. 333-40796)

    10.4      Pinnacle West Capital           99.2 to the Company's             1-8962          7-3-00
              Corporation and Arizona         Registration Statement
              Public Service Company          on Form S-8 (No. 333-40796)
              Directors' Retirement Plan
              (as Amended and Restated)

     (b)  Reports on Form 8-K

     During the quarter ended June 30, 2000, and the period from July 1 through August 14, 2000, we filed the following report on Form 8-K:

     Report dated July 12, 2000, relating to a preliminary ruling issued by a Maricopa County Superior Court judge on cross-motions for summary judgment in connection with lawsuits filed relating to the adoption or amendment of the retail electric competition rules.

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



                                        PINNACLE WEST CAPITAL CORPORATION
                                          (Registrant)





Dated: August 14, 2000                 By: Chris N. Froggatt
                                            ------------------------------------
                                            Chris N. Froggatt
                                            Vice President and Controller
                                            (Principal Accounting Officer
                                            and Officer Duly Authorized
                                            to sign this Report)