Form 10-Q
period 2000-09-30
PINNACLE WEST CAPITAL CORP
filed 2000-11-14
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________

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

                 Number of shares of common stock, no par value, outstanding as of November 10, 2000: 84,710,644

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

FASB - Financial Accounting Standards Board

FERC - United States Federal Energy Regulatory Commission

Four Corners - Four Corners Power Plant

ITC - Investment tax credit

June 10-Q - Pinnacle West Capital Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000

MW - Megawatts

NGS - Navajo Generating Station

1999 10-K - Pinnacle West Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1999

Palo Verde - Palo Verde Nuclear Generating Station

Pinnacle West - Pinnacle West Capital Corporation

Pinnacle West Energy - Pinnacle West Energy Corporation, a Pinnacle West subsidiary

SCE - Southern California Edison Company, a subsidiary of Edison International

SFAS No. 71 - Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"

SFAS No. 133 - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"

Salt River Project - Salt River Project Agricultural Improvement and Power District

Settlement Agreement - APS' Settlement Agreement approved by the ACC in 1999

SunCor - SunCor Development Company, a Pinnacle West subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                 Three Months Ended
                                                                    September 30,
                                                              -------------------------
                                                                  2000           1999
                                                              -----------     ---------
Operating Revenues
  Electric                                                    $ 1,567,960     $ 867,630
  Real estate                                                      39,396        26,640
                                                              -----------     ---------
     Total                                                      1,607,356       894,270
                                                              -----------     ---------
Operating Expenses
  Fuel and purchased power                                      1,079,436       400,961
  Operations and maintenance                                      113,670       109,006
  Real estate operations                                           33,980        26,757
  Depreciation and amortization                                    98,628        95,068
  Taxes other than income taxes                                    25,641        22,184
                                                              -----------     ---------
     Total                                                      1,351,355       653,976
                                                              -----------     ---------
Operating Income                                                  256,001       240,294

Other Income (Expense)                                            (14,778)        1,040
                                                              -----------     ---------
Income From Continuing Operations Before
  Interest and Income Taxes                                       241,223       241,334
                                                              -----------     ---------
Interest Expense
  Interest charges                                                 42,773        39,614
  Capitalized interest                                             (5,240)       (1,990)
                                                              -----------     ---------
     Total                                                         37,533        37,624
                                                              -----------     ---------

Income From Continuing Operations Before Income Taxes             203,690       203,710
Income Taxes                                                       87,641        78,131
                                                              -----------     ---------
Income From Continuing Operations                                 116,049       125,579

Income Tax Benefit From Discontinued Operations                        --        38,000

Extraordinary Charge - Net of Income Taxes of $94,115                  --      (139,885)
                                                              -----------     ---------

Net Income                                                    $   116,049     $  23,694
                                                              ===========     =========

Average Common Shares Outstanding - Basic                          84,745        84,759

Average Common Shares Outstanding  - Diluted                       85,012        84,989

Earnings Per Average Common Share Outstanding
  Continuing Operations - Basic                               $      1.37     $    1.48
  Net Income - Basic                                          $      1.37     $    0.28
  Continuing Operations - Diluted                             $      1.37     $    1.48
  Net Income - Diluted                                        $      1.37     $    0.28

Dividends Declared Per Share                                  $      0.35     $      --

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                 Nine Months Ended
                                                                    September 30,
                                                            ---------------------------
                                                               2000             1999
                                                            -----------     -----------
Operating Revenues
  Electric                                                  $ 2,734,362     $ 1,793,047
  Real estate                                                   117,659          83,870
                                                            -----------     -----------
     Total                                                    2,852,021       1,876,917
                                                            -----------     -----------
Operating Expenses
  Fuel and purchased power                                    1,495,218         636,062
  Operations and maintenance                                    331,754         319,212
  Real estate operations                                        101,374          78,393
  Depreciation and amortization                                 293,607         289,361
  Taxes other than income taxes                                  76,643          73,028
                                                            -----------     -----------
     Total                                                    2,298,596       1,396,056
                                                            -----------     -----------
Operating Income                                                553,425         480,861
                                                            -----------     -----------
Other Income (Expense)
  Preferred stock dividend requirements of APS                       --          (1,016)
  Net other income and expense                                   13,785            (898)
                                                            -----------     -----------
     Total                                                       13,785          (1,914)
                                                            -----------     -----------
Income From Continuing Operations Before
  Interest and Income Taxes                                     567,210         478,947
                                                            -----------     -----------
Interest Expense
  Interest charges                                              126,996         121,488
  Capitalized interest                                          (13,875)        (10,253)
                                                            -----------     -----------
     Total                                                      113,121         111,235
                                                            -----------     -----------

Income From Continuing Operations Before Income Taxes           454,089         367,712
Income Taxes                                                    194,069         142,741
                                                            -----------     -----------
Income From Continuing Operations                               260,020         224,971

Income Tax Benefit From Discontinued Operations                      --          38,000

Extraordinary Charge - Net of Income Taxes of $94,115                --        (139,885)
                                                            -----------     -----------

Net Income                                                  $   260,020     $   123,086
                                                            ===========     ===========

Average Common Shares Outstanding - Basic                        84,735          84,715

Average Common Shares Outstanding  - Diluted                     84,901          85,087

Earnings Per Average Common Share Outstanding
  Continuing Operations - Basic                             $      3.07     $      2.66
  Net Income - Basic                                        $      3.07     $      1.45
  Continuing Operations - Diluted                           $      3.06     $      2.64
  Net Income - Diluted                                      $      3.06     $      1.45

Dividends Declared Per Share                                $      1.05     $     0.975

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                Twelve Months Ended
                                                                   September 30,
                                                            ---------------------------
                                                               2000             1999
                                                            -----------     -----------
Operating Revenues
  Electric                                                  $ 3,234,499     $ 2,236,573
  Real estate                                                   163,958         126,705
                                                            -----------     -----------
     Total                                                    3,398,457       2,363,278
                                                            -----------     -----------

Operating Expenses
  Fuel and purchased power                                    1,655,265         752,832
  Operations and maintenance                                    459,319         425,239
  Real estate operations                                        142,497         118,454
  Depreciation and amortization                                 389,814         387,644
  Taxes other than income taxes                                 100,221          96,400
                                                            -----------     -----------
     Total                                                    2,747,116       1,780,569
                                                            -----------     -----------
Operating Income                                                651,341         582,709
                                                            -----------     -----------
Other Income (Expense)
  Preferred stock dividend requirements of APS                       --          (3,059)
  Net other income and expense                                   25,476          (3,329)
                                                            -----------     -----------
     Total                                                       25,476          (6,388)
                                                            -----------     -----------
Income From Continuing Operations Before
  Interest and Income Taxes                                     676,817         576,321
                                                            -----------     -----------
Interest Expense
  Interest charges                                              167,889         163,224
  Capitalized interest                                          (15,286)        (14,588)
                                                            -----------     -----------
     Total                                                      152,603         148,636
                                                            -----------     -----------

Income From Continuing Operations Before Income Taxes           524,214         427,685
Income Taxes                                                    219,393         167,186
                                                            -----------     -----------

Income From Continuing Operations                               304,821         260,499

Income Tax Benefit From Discontinued Operations                      --          38,000

Extraordinary Charge - Net of Income Taxes of $94,115                --        (139,885)
                                                            -----------     -----------

Net Income                                                  $   304,821     $   158,614
                                                            ===========     ===========

Average Common Shares Outstanding - Basic                        84,732          84,719

Average Common Shares Outstanding  - Diluted                     84,898          85,140

Earnings Per Average Common Share Outstanding
  Continuing Operations - Basic                             $      3.60     $      3.07
  Net Income - Basic                                        $      3.60     $      1.87
  Continuing Operations - Diluted                           $      3.59     $      3.06
  Net Income - Diluted                                      $      3.59     $      1.86

Dividends Declared Per Share                                $      1.40     $      1.30

 See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Thousands of Dollars)

                                                     September 30,  December 31,
                                                         2000           1999
                                                      ----------     ----------
                                                      (Unaudited)
Current Assets
  Cash and cash equivalents                           $   87,682     $   20,705
  Customer and other receivables--net                    669,858        244,599
  Accrued utility revenues                               111,315         72,919
  Materials and supplies                                  73,506         69,977
  Fossil fuel                                             14,553         21,869
  Deferred income taxes                                   10,081          8,163
  Other current assets                                    71,531         60,562
                                                      ----------     ----------
     Total current assets                              1,038,526        498,794
                                                      ----------     ----------
Investments and Other Assets
  Real estate investments--net                           366,386        344,293
  Other assets                                           249,157        267,458
                                                      ----------     ----------
     Total investments and other assets                  615,543        611,751
                                                      ----------     ----------
Property, Plant and Equipment
  Plant in service and held for future use             7,727,739      7,546,314
  Less accumulated depreciation and
    amortization                                       3,194,323      3,026,194
                                                      ----------     ----------
     Total                                             4,533,416      4,520,120
  Construction work in progress                          362,472        209,281
  Nuclear fuel, net of amortization                       51,274         49,114
                                                      ----------     ----------
     Net property, plant and equipment                 4,947,162      4,778,515
                                                      ----------     ----------
Deferred Debits
  Regulatory assets                                      502,595        613,729
  Other deferred debits                                   70,954        105,717
                                                      ----------     ----------
     Total deferred debits                               573,549        719,446
                                                      ----------     ----------

Total Assets                                          $7,174,780     $6,608,506
                                                      ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             LIABILITIES AND EQUITY
                             (Thousands of Dollars)

                                                      September 30, December 31,
                                                          2000          1999
                                                       ----------    ----------
                                                       (Unaudited)
Current Liabilities
  Accounts payable                                     $  498,161    $  186,524
  Accrued taxes                                           231,738        70,510
  Accrued interest                                         26,410        33,253
  Short-term borrowings                                     1,984        38,300
  Current maturities of long-term debt                      4,887       114,798
  Customer deposits                                        25,603        26,098
  Other current liabilities                                45,820        26,007
                                                       ----------    ----------
     Total current liabilities                            834,603       495,490
                                                       ----------    ----------

Long-Term Debt Less Current Maturities                  2,354,911     2,206,052
                                                       ----------    ----------
Deferred Credits and Other
  Deferred income taxes                                 1,108,274     1,183,855
  Unamortized gain - sale of utility plant                 69,780        73,212
  Other                                                   431,380       444,164
                                                       ----------    ----------
     Total deferred credits and other                   1,609,434     1,701,231
                                                       ----------    ----------
Commitments and Contingencies (Notes 6, 7, 9 and 10)

Common Stock Equity
  Common stock, no par value                            1,536,493     1,537,449
  Retained earnings                                       839,339       668,284
                                                       ----------    ----------
     Total common stock equity                          2,375,832     2,205,733
                                                       ----------    ----------

Total Liabilities and Equity                           $7,174,780    $6,608,506
                                                       ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (thousands of dollars)

                                                           Nine Months Ended
                                                             September 30,
                                                        -----------------------
                                                           2000          1999
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income From Continuing Operations                       $ 260,020     $ 224,971
  Items not requiring cash
     Depreciation and amortization                        293,607       289,361
     Nuclear fuel amortization                             23,139        24,306
     Deferred income taxes--net                           (42,984)      (74,670)
     Other--net                                            (3,350)      (18,908)
  Changes in current assets and liabilities
     Customer and other receivables--net                 (425,259)     (106,815)
     Accrued utility revenues                             (38,396)      (33,543)
     Materials, supplies and fossil fuel                    3,787        (4,758)
     Other current assets                                 (10,969)      (12,055)
     Accounts payable                                     308,407        81,805
     Accrued taxes                                        161,228       130,371
     Accrued interest                                      (6,843)       (7,871)
     Other current liabilities                             24,845        13,964
  Change in El Dorado partnership investment              (11,897)           --
  Increase in land held                                   (21,073)       (4,237)
  Other--net                                               38,717        28,431
                                                        ---------     ---------
Net Cash Flow Provided By Operating Activities            552,979       530,352
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                   (398,994)     (235,568)
  Capitalized interest                                    (13,875)      (10,253)
  Other--net                                               20,259        (5,567)
                                                        ---------     ---------
Net Cash Flow Used For Investing Activities              (392,610)     (251,388)
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                              494,000       249,191
  Short-term borrowings--net                              (36,316)       44,670
  Dividends paid on common stock                          (88,963)      (82,652)
  Repayment of long-term debt                            (461,157)     (379,936)
  Redemption of preferred stock                                --       (96,499)
  Other--net                                                 (956)      (10,250)
                                                        ---------     ---------
Net Cash Flow Used For Financing Activities               (93,392)     (275,476)
                                                        ---------     ---------
Net Cash Flow                                              66,977         3,488
Cash and Cash Equivalents at Beginning of Period           20,705        20,538
                                                        ---------     ---------
Cash and Cash Equivalents at End of Period              $  87,682     $  24,026
                                                        =========     =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest, net of amounts capitalized                 $ 109,778     $ 109,702
   Income taxes                                         $ 127,013     $  95,590

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

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the nine months ended September 30, 2000.

5. Regulatory Accounting

For regulated operations, APS prepares its financial statements in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

During 1997, the Emerging Issues Task Force (EITF) of the FASB issued EITF 97-4. EITF 97-4 requires that SFAS No. 71 be discontinued no later than when legislation is passed or a rate order is issued that contains sufficient detail to determine its effect on the portion of the business being deregulated, which could result in write-downs or write-offs of physical and/or regulatory assets. Additionally, the EITF determined that regulatory assets should not be written off if they are to be recovered from a portion of the entity which continues to apply SFAS No. 71.

The Settlement Agreement was approved by the ACC in September 1999 (see Note 6 for a discussion of the agreement). Consequently, APS has discontinued the application of SFAS No. 71 for its generation operations. This application means that the generation assets were tested for impairment and the portion of regulatory assets deemed to be unrecoverable through ongoing regulated cash flows was eliminated. APS determined that the generation assets were not impaired. A regulatory disallowance removed $234 million pretax ($183 million net present value) from ongoing regulatory cash flows and was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes) was reported as an extraordinary charge on the consolidated income statement during the third quarter of 1999. Prior to the Settlement Agreement, under the 1996 regulatory agreement (see Note 6), the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period ending June 30, 2004.

The regulatory assets to be recovered under the 1999 Settlement Agreement are now being amortized as follows (millions of dollars):

                                                      1/1 - 6/30
     1999      2000      2001      2002      2003        2004       Total
     ----      ----      ----      ----      ----        ----       -----
     $164      $158      $145      $115      $ 86        $ 18        $686

The majority of APS' regulatory assets relate to deferred income taxes and rate synchronization cost deferrals.

The condensed consolidated balance sheets include the amounts listed below for generation assets not subject to SFAS No. 71 (thousands of dollars):

                                                   September 30,  December 31,
                                                       2000          1999
                                                    -----------   -----------
Electric plant in service & held for future use     $ 3,819,709   $ 3,770,234
Accumulated depreciation and amortization            (1,725,706)   (1,641,855)
Construction work in progress                           224,760        87,819
Nuclear fuel, net of amortization                        51,274        49,114


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

The following are the major provisions of the Settlement Agreement, as approved:

     * APS has reduced, and will reduce, rates for standard offer service for customers with loads less than three MW in a series of annual retail electric price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease of approximately $11 million ($7 million after income taxes) related to the 1996 regulatory agreement. See "1996 Regulatory Agreement" below. Based on the price reduction authorized in the Settlement Agreement, there was a retail price decrease of approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2000. For customers having loads three MW or greater, standard offer rates will be reduced in varying annual increments that total 5% through 2002.

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

     * APS' distribution system opened for retail access effective September 24, 1999. Customers will be eligible for retail access in accordance with the phase-in adopted by the ACC under the electric competition rules (see "Retail Electric Competition Rules" below), with an additional 140 MW being made available to eligible non-residential customers. Unless subject to judicial or regulatory restraint, APS will open its distribution system to retail access for all customers on January 1, 2001.

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

     * APS will form a separate corporate affiliate or affiliates and transfer to such affiliate(s) its generating assets and competitive services at book value as of the date of transfer, which transfer shall take place no later than December 31, 2002.

          See Management's Discussion and Analysis of Financial Condition and Results of Operations below for a discussion of the planned timing of the transfer. APS will be allowed to defer and later collect, beginning July 1, 2004, sixty-seven percent of its costs to accomplish the required transfer of generation assets to an affiliate.

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

RETAIL ELECTRIC COMPETITION RULES. On September 21, 1999, the ACC voted to approve the rules that provide a framework for the introduction of retail electric competition in Arizona (Rules). If any of the Rules conflict with the Settlement Agreement, the terms of the Settlement Agreement govern. On December 8, 1999, APS filed a lawsuit to protect its legal rights regarding the Rules. This lawsuit is pending, along with several other lawsuits on ACC orders relating to stranded cost recovery, the adoption or amendment of the Rules and the certification of competitive electric service providers.

On July 12, 2000, a Maricopa County Superior Court judge issued a preliminary ruling and denied most of the substantive challenges to the Rules that had been made by certain electric cooperatives. However, he concluded that some of the Rules were invalid because of procedural deficiencies or were invalid in their application. Specifically, the judge concluded that several non-ratemaking Rules were required to be presented to the Arizona Attorney General for certification prior to becoming effective. Additionally, the judge determined that the Arizona Constitution requires the ACC to make findings regarding the fair value of property in Arizona in establishing rates for competitive electric service providers (ESPs), which rendered the rate setting provisions of the Rules invalid in the application.

On November 2, 2000, the same Superior Court judge amended his July 12 preliminary ruling. This amended ruling indicated the Court's intent to accept the substantive provisions of a form of final judgment submitted by the electric cooperatives that finds the Rules in their entirety to be unconstitutional and unlawful due to failure to establish fair value rate base and because certain of the Rules were not submitted to the Arizona Attorney General for certification. The cooperatives' proposed form of final judgment also invalidates all the ACC orders authorizing competitive electric service providers in Arizona. We do not believe either of the rulings affects the Settlement Agreement with the ACC. The Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to the fair value of APS' property in the order approving the APS Settlement Agreement.

Although the ACC has not yet indicated what steps it intends to take after a final judgment is issued, the ACC could appeal the ruling to the Court of Appeals or could elect to take action to correct the deficiencies identified in the judge's ruling. The cooperatives or the ESPs may also appeal the ruling. If the order is appealed by the ACC or any of the ESPs, including APS Energy Services, we believe that it will be automatically stayed pending further judicial review.

The Rules approved by the ACC include the following major provisions:

     * They apply to virtually all Arizona electric utilities regulated by the ACC, including APS.

     * The Rules require each affected utility, including APS, to make available at least 20% of its 1995 system retail peak demand for competitive generation supply beginning when the ACC makes a final decision on each utility's stranded costs and unbundled rates (Final Decision Date) or January 1, 2001, whichever is earlier, and 100% beginning January 1, 2001. Under the Settlement Agreement, APS will provide retail access to customers representing the minimum 20% required by the ACC and an additional 140 MW of non-residential load in 1999, and to all customers as of January 1, 2001, or such other dates as approved by the ACC.

     * Subject to the 20% requirement, all utility customers with single premise loads of one MW or greater will be eligible for competitive electric services on the Final Decision Date, which for APS' customers was the approval of the Settlement Agreement. Customers may also aggregate smaller loads to meet this one MW requirement.

     * Residential customers were phased in at 1.25% per quarter calculated beginning on January 1, 1999, subject to the 20% requirement above.

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

     * Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive generation assets and services either to an unaffiliated party or to a separate corporate affiliate. Under the Settlement Agreement, APS received a waiver to allow transfer of its generation and other competitive assets and services to affiliates no later than December 31, 2002.

          See Management's Discussion and Analysis of Financial Condition and Results of Operations below for a discussion of the planned timing of the transfer.

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

* describes the factors which form the basis of consideration by Salt River Project in determining stranded costs; and

* metering and meter reading services must be provided on a competitive basis during the first two years of competition only for customers having demands in excess of one MW (and that are eligible for competitive generation services), and thereafter for all customers receiving competitive electric generation.

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

8. Business Segments

We have two principal business segments (determined by products, services and regulatory environment) which consist of the transmission and distribution of electricity and wholesale power marketing and trading activities (delivery business segment) and the generation of electricity (generation business segment). The other amounts include activity relating to the parent company and other subsidiaries including APS Energy Services, SunCor and El Dorado. Eliminations primarily relate to intersegment sales of electricity. Segment information for the three, nine and twelve months ended September 30, 2000 and 1999 is as follows (millions of dollars):

                                       3 Months Ended         9 Months Ended         12 Months Ended
                                        September 30,          September 30,           September 30,
                                      -----------------     -------------------     -------------------
                                        2000       1999       2000        1999        2000        1999
                                      -------     -----     -------     -------     -------     -------
Operating Revenues:
Delivery                              $ 1,566     $ 867     $ 2,731     $ 1,793     $ 3,231     $ 2,236
Generation                                322       266         750         662         942         852
Other                                      41        27         121          84         167         127
Eliminations                             (322)     (266)       (750)       (662)       (942)       (852)
                                      -------     -----     -------     -------     -------     -------
     Total                            $ 1,607     $ 894     $ 2,852     $ 1,877     $ 3,398     $ 2,363
                                      =======     =====     =======     =======     =======     =======

Income from Continuing Operations:
Delivery                              $    57     $  61     $   137     $   115     $   169     $   142
Generation                                 66        69         114         117         117         126
Other                                      (7)       (4)          9          (7)         19          (8)
                                      -------     -----     -------     -------     -------     -------
     Total                            $   116     $ 126     $   260     $   225     $   305     $   260
                                      =======     =====     =======     =======     =======     =======


                                                          As of September 30,     As of December 31,
                                                                 2000                   1999
                                                                 ----                   ----
Assets:
Delivery                                                        $4,238                 $3,796
Generation                                                       2,452                  2,342
Other                                                              485                    471
                                                                ------                 ------
     Total                                                      $7,175                 $6,609
                                                                ======                 ======

9. Accounting Matters

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS133 to clarify certain areas causing difficulties in implementation. The amendment includes expanding the normal purchase and sale exemption for supply contracts. We will adopt SFAS133 and the corresponding amendments under SFAS138 on

January 1, 2001. We are currently determining the impact of SFAS133 on our consolidated results of operations and financial position; however, certain implementation issues are currently being resolved by the FASB's Derivatives Implementation Group that will significantly affect its impact. This statement should have no impact on consolidated cash flows.

10. Generation Expansion

Pinnacle West Energy has announced plans to build and acquire up to 4,000 MW of generating capacity from 2001-2006 at an estimated cost of about $2 billion, assuming all of the announced plants are built or acquired.

Pinnacle West Energy is also considering additional expansion over the next several years, which may result in additional expenditures. Pinnacle West Energy's expenditures are expected to be funded through internally generated cash and debt issued directly by Pinnacle West Energy, as well as capital infusions from Pinnacle West's internally generated cash and debt proceeds.

Pinnacle West Energy is currently planning a 650-megawatt expansion of the West Phoenix Power Plant and the construction of a natural gas-fired electric generating station of up to 2,120 megawatts near Palo Verde, called Redhawk . Construction on West Phoenix Unit 4 began in June 2000, with commercial operation of the unit expected in the summer of 2001. Pinnacle West Energy expects construction to begin on Unit 5 in mid-2001, with commercial operation in mid- 2003, and expects to partner with Calpine on West Phoenix Unit 5. Pinnacle West Energy expects that construction will begin on the first two units of Redhawk near the end of 2000, with commercial operation scheduled for the summer of 2002.

See "Liquidity and Capital Resources -- Capital Expenditure Requirements" in Management's Discussion and Analysis of Financial Condition and Results of Operations below for projected capital expenditures for the above expansion plans.

On April 27, 2000, Pinnacle West Energy entered into two separate agreements with SCE to purchase SCE's 15.8% ownership interest in Palo Verde and its 48% ownership interest in Units 4 and 5 of the Four Corners Power Plant. The purchase price is $550 million in cash to be paid at closing, subject to certain adjustments. The interests to be acquired represent 1,310 MW of generating capacity (600 MW associated with SCE's Palo Verde interest, and 710 MW associated with SCE's Four Corners interest). The transactions are expected to close in 2001, subject to the approval of various governmental authorities, including the CPUC, the FERC, the U.S. Nuclear Regulatory Commission, the Internal Revenue Service, and the Navajo Nation.

The agreements between Pinnacle West Energy and SCE include the following additional terms:

* Prior to and up to 90 days following SCE's filing with the CPUC seeking approval of the transactions, which was made on May 15, 2000, SCE was allowed to solicit offers for, or indications of interest in, (a) its Four Corners interest or (b) its Four Corners interest and its Palo Verde interest. SCE's sale of its interest in Four Corners is also subject to a right of first refusal on the part of the other Four Corners participants, including APS. Pinnacle West Energy had the right to match any offer or indication of interest that SCE received during this period. This period expired without Pinnacle West Energy matching an indication of interest.

* The Agreements permit SCE, for a period of up to 120 days (until late November), to engage in further negotiations and discussions with any party who submitted an indication of interest. Subject to CPUC approval, Pinnacle West Energy retains the right under the Agreements to match the terms of any binding agreement that SCE elects to enter into.

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

The CPUC hearing on approval of the sale has been scheduled for February 2001. The Utility Reform Network and the Utility Workers Union of America have jointly filed a motion to dismiss, recommending that the CPUC reject the sale. The California Office of Ratepayer Advocates has also joined in the motion to dismiss.

11. Income Tax Benefit

In September 1999, we recorded a tax benefit of $38 million, or $0.45 per basic or diluted share, which stemmed from the resolution of income tax matters related to a former subsidiary, MeraBank, A Federal Savings Bank. This amount is reflected as a tax benefit from discontinued operations in the income statement.

12. El Dorado Partnership Investment Income

Net other income consists primarily of El Dorado's share in the earnings of a venture capital partnership. The partnership adjusts the value of its investments at the end of each fiscal quarter. The value of El Dorado's investment in the partnership is determined by various factors beyond our control, including equity market conditions. Most of the partnership's investments are in technology-related companies whose share prices are highly volatile.

Prior to June 2000, we recorded our share of the earnings from the partnership, as the partnership adjusted the value of its investment, on a one-quarter lag. This procedure was followed due to time constraints in obtaining and analyzing such results for inclusion in our consolidated financial statements on a current basis. Beginning in the second quarter of 2000, we requested a distribution of our share of the investments held by the partnership, and we adjusted our investment to reflect the current market value.

In the third quarter of 2000, we recognized a loss of $9 million after income taxes, which was our share of the partnership's loss for the quarter. This loss was the result of a reduction in the market value of the investments held by the partnership. The book value of El Dorado's investment in the partnership at September 30, 2000 was approximately $18 million.

El Dorado is currently seeking an amendment to the partnership agreement that would result in El Dorado receiving a distribution of securities representing substantially all of El Dorado's investment in the partnership. Upon El Dorado's receipt of these securities, we will account for the securities as available for sale with changes in value recorded in other comprehensive income. Gains and losses from the ultimate sale of such securities will be reflected in our net earnings.

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

As discussed in Note 6, the Settlement Agreement and the Rules require APS to transfer its generating assets and competitive services to one or more corporate affiliates. We plan to complete the move of our wholesale power marketing and trading activities from APS to the parent company by the end of 2000. APS plans to move certain of its non-nuclear generating facilities and related assets, as well as certain employees of APS' generation business unit, to Pinnacle West Energy on January 1, 2001, or as soon thereafter as requisite approvals are obtained. See Note 6 for information regarding lawsuits challenging the Settlement Agreement and the Rules.

We suggest this section be read along with the 1999 10-K. Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we refer to specific "Notes" in the Notes to Condensed Consolidated Financial Statements in this report. These Notes add further details to the discussion.

OPERATING RESULTS

The following table summarizes net income for the three-month, nine-month and twelve-month periods ended September 30, 2000 and the comparable prior year periods for Pinnacle West and each of its subsidiaries:

                                        3 Months Ended      9 Months Ended      12 Months Ended
                                         September 30,       September 30,       September 30,
                                        ---------------     ---------------     ----------------
(Millions of Dollars)                   2000      1999      2000      1999      2000     1999(a)
                                        -----     -----     -----     -----     -----    -------
APS                                     $ 124     $ 130     $ 253     $ 232     $ 288     $ 268
Pinnacle West Energy                       (1)       --        (2)       --        (2)       --

APS Energy Services                        --        (2)       (4)       (5)       (8)       (5)
SunCor                                      2        --         8         4        11         7
El Dorado                                  (9)       --         7        --        18        --
Parent Company                             --        (2)       (2)       (6)       (2)       (9)
                                        -----     -----     -----     -----     -----     -----
Income From Continuing Operations         116       126       260       225       305       261
Income Tax Benefit From Discontinued
 Operations                                --        38        --        38        --        38

Extraordinary Charge - Net of Income
 Taxes of $94                              --      (140)       --      (140)       --      (140)
                                        -----     -----     -----     -----     -----     -----
Net Income                              $ 116     $  24     $ 260     $ 123     $ 305     $ 159
                                        =====     =====     =====     =====     =====     =====

(a) SunCor's 1999 earnings have been restated here to exclude a $37 million deferred tax benefit. In accordance with our intercompany tax sharing agreement, the offset resides with the parent company. There is no consolidated earnings effect as these tax benefits had already been reflected on a consolidated basis.


     OPERATING RESULTS - THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

Consolidated net income for the three months ended September 30, 2000 was $116 million compared with $24 million for the same period in the prior year. The increase primarily relates to an extraordinary charge recorded in the third quarter of 1999, partially offset by lower income from continuing operations in the third quarter of 2000, as well as an income tax benefit from discontinued operations also recorded in the third quarter of 1999.

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

Income from continuing operations decreased $10 million over the comparable prior year period primarily because of a loss at El Dorado, the completion of the amortization of ITCs in 1999, an electricity price reduction, and miscellaneous factors. Partially offsetting these factors was an increase in the contribution of wholesale power marketing and trading activities. See Note 6 for information on the price reduction. See "Income Taxes" below for a discussion of the ITC amortization.

Electric operating revenues increased $ 700 million because of:

     * increased power marketing, trading, and wholesale revenues ($664 million)

     * increases in the number of customers and the average amount of electricity used by customers ($33 million)
     *    warmer weather impacts ($9 million) and
     *    miscellaneous factors ($2 million).

As mentioned above, these positive factors were partially offset by the effect of a reduction in retail electricity prices ($8 million).

The increase in power marketing, trading, and wholesale revenues resulted from higher prices and increased activity in the western U.S. wholesale power markets. The revenues were accompanied by an increase in purchased power and fuel expenses of $602 million.

Fuel and purchased power expenses were also higher because of higher retail sales volumes and increased prices.

Operations and maintenance expenses increased primarily because of higher costs related to customer growth.

Property tax expense increased because of higher tax rates.

Depreciation and amortization expense increased primarily because of higher plant balances.

Net other income and expense decreased $16 million primarily because of a decrease in the market value of El Dorado's investment in a technology-related venture capital partnership. See Note 12.

     OPERATING RESULTS - NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

Consolidated net income for the nine months ended September 30, 2000 was $260 million compared with $123 million for the same period in the prior year. The increase primarily relates to an extraordinary charge recorded in the third quarter of 1999, higher income from continuing operations for the nine months ended September 30, 2000, partially offset by an income tax benefit from discontinued operations also recorded in the third quarter of 1999.

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

Income from continuing operations increased $35 million over the comparable prior year period primarily because of an increase in the contribution of wholesale power marketing and trading activities and an increase in El Dorado's earnings. These positive factors more than offset decreases due to the completion of the amortization of ITCs in 1999, electricity price reductions, higher operations and maintenance expense, and miscellaneous factors. See Note 6 for information on the price reductions. See "Income Taxes" below for a discussion of the ITC amortization.

Electric operating revenues increased $941 million because of:

     * increased power marketing, trading, and wholesale revenues ($840 million)
     * increases in the number of customers and the average amount of electricity used by customers ($87 million)
     *    warmer weather impacts ($28 million) and
     *    miscellaneous factors ($4 million).

These positive factors were partially offset by the effect of a reduction in retail electricity prices ($18 million).

The increase in power marketing, trading, and wholesale revenues resulted from higher prices and increased activity in the western U.S. wholesale power markets. The revenues were accompanied by an increase in purchased power and fuel expenses of $734 million.

Fuel and purchased power expenses were also higher because of higher retail sales volumes and increased prices.

Operations and maintenance expenses increased primarily because of higher costs primarily related to customer growth.

Net other income and expense increased $15 million primarily because of an increase in the market value of El Dorado's investment in a technology-related venture capital partnership. See Note 12.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED WITH TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

Consolidated net income for the twelve months ended September 30, 2000 was $305 million compared with $159 million for the same period in the prior year. The increase primarily relates to an extraordinary charge recorded in the third quarter of 1999, higher income from continuing operations in the twelve-month period ended September 30, 2000, partially offset by an income tax benefit from discontinued operations also recorded in the third quarter of 1999.

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

Income from continuing operations increased $44 million over the comparable prior year period primarily because of an increase in the contribution of wholesale power marketing and trading activities, an increase in the number of customers and in the average amount of electricity used by customers, and an increase in El Dorado's earnings. These positive factors more than offset decreases due to the completion of the amortization of ITCs in 1999, reductions in retail electricity prices, higher operations and maintenance expenses and miscellaneous factors. See Note 6 for information on the price reduction. See "Income Taxes" below for a discussion of the ITC amortization.

Electric operating revenues increased $998 million because of:

     * increased power marketing, trading, and wholesale revenues ($880 million)
     * increases in the number of customers and the average amount of electricity used by customers ($107 million)
     *    warmer weather impacts ($35 million) and
     *    miscellaneous factors ($4 million).

These positive factors were partially offset by the effect of a reduction in retail prices ($28 million).

The increase in power marketing, trading, and wholesale revenues resulted primarily from increased activity in western U.S. wholesale power markets and higher prices. The revenues were accompanied by increases in purchased power and fuel expenses of $769 million.

Fuel and purchased power expenses were also higher because of higher retail sales volumes and increased prices.

Operations and maintenance expenses increased primarily because of customer growth, power marketing costs, and technology related costs.

Net other income and expense increased $29 million primarily because of an increase in the market value of El Dorado's investment in a technology-related venture capital partnership. See Note 12.

INCOME TAXES

As part of a 1994 rate settlement with the ACC, APS accelerated amortization of substantially all deferred ITCs over a five-year period that ended on December 31, 1999. The ITC amortization decreased annual income tax expense by approximately $24 million. Beginning in 2000, no further benefits from these deferred ITCs will be reflected in income tax expense.

Liquidity and Capital Resources

     CAPITAL EXPENDITURE REQUIREMENTS

The following table summarizes the actual capital expenditures for the nine-month period ended September 30, 2000 and estimated capital expenditures for the next three years:

                              CAPITAL EXPENDITURES
                              (millions of dollars)

                                  Nine months ended      Twelve months ended
                                 September 30, 2000          December 31,
                                      (actual)               (estimated)(a)
                                 ------------------   --------------------------
                                                      2000       2001       2002
                                                      ----       ----       ----
APS (b)                                    $275       $464       $356       $364
Pinnacle West Energy (c)                    118        195        544        122
SunCor                                       42         53         43         51
                                           ----       ----       ----       ----
Total                                      $435       $712       $943       $537
                                           ====       ====       ====       ====

(a) Includes approximately $40 - $50 million for capital improvements to existing fossil generating facilities in APS for 2000 and approximately $40
     - $50 million in capital improvements to existing fossil generating facilities in Pinnacle West Energy for each year thereafter.
(b) Includes about $30 - $35 million each year for nuclear fuel expenditures and approximately $55 - $60 million each year for capital improvements to existing nuclear generating facilities.
(c) Excludes the SCE purchase agreements of approximately $550 million in 2001. See Note 10 and "Capital Resources and Debt Financing - Pinnacle West Energy" below.

     CAPITAL RESOURCES AND DEBT FINANCING

          PINNACLE WEST

The parent company's cash requirements and its ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of the 1999 10-K.

During the nine-months ended September 30, 2000, the parent company increased long-term borrowings by about $65 million.

          APS

APS' long-term debt redemption requirements, optional repayments on long-term debt, and payment obligations on a capitalized lease are: $354 million in 2000; $252 million in 2001; and $125 million in 2002. During the nine months ended September 30, 2000, APS redeemed all of its long-term debt requirements for 2000 with cash from operations and short-term borrowings. On August 7, 2000, APS issued $300 million of its 7 5/8% Notes Due 2005.

APS expects to purchase Units 1, 2 and 3 of the West Phoenix Power Plant in December 2000. These units are currently reflected as a capitalized lease.

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

Pinnacle West Energy is also considering additional expansion over the next several years, which may result in additional expenditures. Pinnacle West Energy's expenditures are expected to be funded through internally generated cash and debt issued directly by Pinnacle West Energy, as well as capital infusions from Pinnacle West's internally generated cash and debt proceeds.

Pinnacle West Energy is currently planning a 650-megawatt expansion of the West Phoenix Power Plant and the construction of a natural gas-fired electric generating station of up to 2,120 megawatts near Palo Verde, called Redhawk. Construction on West Phoenix Unit 4 began in June 2000, with commercial operation of the unit expected in the summer of 2001. Pinnacle West Energy expects construction to begin on Unit 5 in mid-2001, with commercial operation in mid-2003, and expects to partner with Calpine on West Phoenix Unit 5. Pinnacle West Energy also expects that construction will begin on the first two units of Redhawk near the end of 2000, with commercial operation scheduled for the summer of 2002.

See the above table for expected capital expenditures for Pinnacle West Energy's share of these expansions on the current schedule.

Pinnacle West Energy has signed two separate agreements with SCE to acquire SCE's interest in the Palo Verde Nuclear Generating Station west of Phoenix and the Four Corners Power Plant near Farmington, New Mexico. Pursuant to the agreements, Pinnacle West Energy will acquire SCE's 15.8% interest in the three unit Palo Verde plant and SCE's 48% interest in Four Corners Units 4 and 5, for a total of approximately 1,300 MW at both plants. The total purchase price is $550 million, subject to certain adjustments. The transactions are expected to close in 2001 following the approval of various governmental authorities, including the CPUC, the FERC, the U.S. Nuclear Regulatory Commission, the Internal Revenue Service, and the Navajo Nation.

Prior to and up to 90 days following SCE's filing with the CPUC seeking approval of the transactions, which was made on May 15, 2000, SCE was allowed to solicit offers for, or indications of interest in, (a) its Four Corners interest or (b) its Four Corners interest and its Palo Verde interest. SCE's sale of its interest in Four Corners is also subject to a right of first refusal on the part of the other Four Corners participants, including APS. Pinnacle West Energy had the right to match any offer or indication of interest that SCE received during this period. This period expired without Pinnacle West Energy matching an indication of interest. The Agreements permit SCE, for a period of up to 120 days (until late November), to engage in further negotiations and discussions with any party who submitted an indication of interest. Subject to CPUC approval, Pinnacle West Energy retains the right under the Agreements to match the terms of any binding agreement that SCE elects to enter into. For additional information about the transactions, see Note 10.

          SUNCOR

SunCor's capital needs consist primarily of capital expenditures for land development, retail and office building construction, and home construction. Capital resources to meet these requirements include funds from operations and SunCor's own external financings.

FINANCIAL OUTLOOK

This section describes the major factors affecting our financial outlook. See "Liquidity and Capital Resources" for expected capital expenditures and financing requirements. See "Operating Results" for a summary of each subsidiary's earnings for the three-month, nine-month, and twelve-month periods ended September 30, 2000 and 1999.

The electric industry is restructuring to a competitive, customer-driven environment from a regulated monopoly structure. See Note 6 for a discussion of industry restructuring developments and their potential impacts on our financial outlook. In addition to other issues, APS' Settlement Agreement sets forth electricity prices for its regulated electricity services and the timing for customer eligibility to select competitive energy providers.

We have announced plans to expand our electricity generation capacity. See Note 10 and "Liquidity and Capital Resources - Pinnacle West Energy" for details of the generation expansion program. The planned additional generation is expected to increase revenues, fuel expenses, operating expenses, and financing costs. We have not announced the estimated effects of the generation expansion activities on our financial outlook.

Electric operating revenues are derived from sales of electricity in regulated retail markets in Arizona, and from competitive retail and wholesale bulk power markets in the western United States. The revenues are expected to be affected by electricity sales volumes related to customer mix, customer growth and average usage per customer, as well as electricity prices and variations in weather from period to period.

In APS' regulated retail market area, APS will provide electricity services to standard-offer, full-service customers and to energy delivery customers who have chosen another provider for their electricity commodity needs (unbundled customers). Customer growth in APS' service territory averaged 3.9% a year for the three years 1997 through 1999; we currently expect customer growth to average 3.5% to 4% a year for 2000 through 2002. We currently estimate that electricity sales in kilowatt-hours will grow 4% to 5% a year in 2000 through 2002, before the effects of weather variations. The customer growth and sales growth referred to in this paragraph apply to energy delivery customers. As industry restructuring continues in the regulated market area, we cannot predict the number of APS' standard offer customers that will switch to unbundled service.

Bulk power marketing and trading activities will be affected by electricity prices and costs of available fuel and purchased power from time to time in the western United States, as well as competitive market conditions and regulatory and legislative changes in various state and federal jurisdictions. These factors have significantly affected our wholesale marketing and trading activities and their resultant earnings contributions over the last several years. We cannot predict future contributions from bulk power marketing and trading activities.

Competitive sales of energy and energy-related products and services are made by APS Energy Services in western states that have opened to competitive supply. Such activities are currently not material to our consolidated financial results; however, we currently expect their contribution to grow modestly over the next several years.

Fuel and purchased power costs are impacted by our electricity sales volumes, existing contracts for generation fuel and purchased power, our power plant performance, prevailing market prices, and our hedging program for managing such costs.

Operations and maintenance expenses are expected to be affected by sales mix and volumes, inflation, and other factors.

Depreciation and amortization expenses are expected to be affected by net additions to existing utility plant and other property, changes in regulatory asset amortization, and our generation expansion program. See Note 5 for the regulatory asset amortization that is being recorded in 1999 through 2004 pursuant to the Settlement Agreement. See Note 1 of Notes to Consolidated Financial Statements in the 1999 10-K regarding current depreciation rates.

Taxes other than income taxes consist primarily of property taxes, which are affected by tax rates and the value of property in service and under construction. We expect property taxes to grow primarily due to our generation expansion program and our additions to existing facilities.

Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. The primary factors affecting borrowing levels in the next several years are expected to be our generation expansion program and our internally generated cash flow.

The annual earnings contribution from our real estate subsidiary, SunCor, is expected to increase modestly over the next several years. SunCor's earnings for 1997, 1998 and 1999 were $5.3 million, $7.5 million (excluding the effects of a deferred tax asset transfer), and $6.1 million, respectively.

El Dorado, our investment subsidiary, is affected by market conditions related to its investments. See Note 12 for a discussion of recent events affecting El Dorado's financial results and its outlook. Historical results are not necessarily indicative of future performance for El Dorado.

Our financial results may be affected by a number of broad factors. See "Forward-Looking Statements" for further information on such factors, which may cause our actual future results to differ from those we currently seek or anticipate.

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

As of September 30, 2000, a hypothetical adverse price movement of 10% in the market price of our commodity derivative portfolio would decrease the fair market value of these contracts by approximately $37 million. This analysis does not include the favorable impact this same hypothetical price move would have on the underlying physical exposures being hedged with the commodity derivative portfolio. We plan to move our wholesale power marketing and trading activities from APS to the parent company by the end of 2000.

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

     ENVIRONMENTAL MATTERS

     Purported Navajo Environmental Regulation

As previously reported, on June 29, 2000, at the request of the Court, APS filed a motion to dismiss Four Corners from a Petition for Review of EPA's regulations on the grounds that the impact of the regulations on pre-existing binding agreements was not "ripe" for judicial resolution based on EPA's issuance of an official notice indicating that it had not yet determined whether the pre-existing binding agreements with Four Corners and NGS were abrogated by the Clean Air Act. See "Environmental Matters--Purported Navajo Environmental Regulation" in Part II, Item 5 of the June 10-Q. The Court recently dismissed Four Corners on the above-mentioned grounds.

     WATER SUPPLY

As previously reported, APS and other parties petitioned the U.S. Supreme Court for review of an Arizona Supreme Court decision regarding groundwater rights, and an issue important to the claims to water in the Lower Gila River Watershed in Arizona was pending on appeal before the Arizona Supreme Court. See "Environmental Matters - Water Supply" in Part I - Item 1 of the 1999 10-K. The U.S. Supreme Court denied the petition. In addition, the Arizona Supreme Court issued a decision affirming the lower court's definition of groundwater. APS and other parties have filed a motion for reconsideration on one aspect of that decision.

     PURCHASED POWER AGREEMENTS

As previously reported, in July 2000 APS and PacifiCorp became involved in a dispute relating to certain provisions of the Long-Term Power Transaction Agreement dated September 1990. See "Purchased Power Agreements" in Part II,
Item 5 of the June 10-Q. APS and PacifiCorp have settled the issues related to the dispute. The resolution of this matter will not have a material adverse impact on our financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.       Description
          -----------       -----------
             10.1           Addendum to Settlement Agreement

             27.1           Financial Data Schedule

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

EXHIBIT NO.     DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:    FILE NO(a)   DATE EFFECTIVE
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
                December 15, 1999                Registration Statement
                                                 on Form S-8 No. 333-95035

     (b)  Reports on Form 8-K

     During the quarter ended September 30, 2000, and the period from October 1 through November 14, 2000, we filed the following reports on Form 8-K:

     Report dated July 12, 2000, relating to a preliminary ruling issued by a Maricopa County Superior Court judge on cross-motions for summary judgment in connection with lawsuits filed relating to the adoption or amendment of the retail electric competition rules.

     Report dated October 26, 2000, regarding the written materials presented at an analyst conference in Phoenix, Arizona.

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



                                        PINNACLE WEST CAPITAL CORPORATION
                                           (Registrant)





Dated: November 14, 2000                By: Chris N. Froggatt
                                            ------------------------------------
                                            Chris N. Froggatt
                                            Vice President and Controller
                                            (Principal Accounting Officer
                                            and Officer Duly Authorized
                                            to sign this Report)