Form 10-K
period 2000-12-31
PINNACLE WEST CAPITAL CORP
filed 2001-03-14
CIK 764622

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______ TO ______

                          COMMISSION FILE NUMBER 1-8962

                        PINNACLE WEST CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                ARIZONA
     (State or other jurisdiction                      86-0512431
   of incorporation or organization)        (I.R.S. Employer Identification No.)
400 North Fifth Street, P.O. Box 53999
      Phoenix, Arizona 85072-3999
    (Address of principal executive                  (602) 250-1000
               offices,                        (Registrant's telephone number,
          including zip code)                      including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
================================================================================
                                                       Name Of Each Exchange On
     Title Of Each Class                                    Which Registered
--------------------------------------------------------------------------------
       Common Stock,                                    New York Stock Exchange
       No Par Value                                     Pacific Stock Exchange

                                                          Aggregate Market Value
                                                            Of Shares Held By
Title Of Each Class            Shares Outstanding As       Non-Affiliates As Of
  Of Voting Stock                Of March 8, 2001             March 8, 2001
--------------------------------------------------------------------------------

Common Stock, No Par Value          84,727,490              $3,944,064,660(a)

----------
(a)  Computed by reference to the closing price on the composite tape on
     March 8, 2001, as reported by the Wall Street Journal.
================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [ ]

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 23, 2001 are incorporated by reference into Part III hereof.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
GLOSSARY....................................................................   1

PART I
  Item 1.    Business.......................................................   3
  Item 2.    Properties.....................................................  18
  Item 3.    Legal Proceedings..............................................  22
  Item 4.    Submission of Matters to a Vote of Security Holders............  22
Supplemental Item.
             Executive Officers of the Registrant...........................  23

PART II
  Item 5.    Market for Registrant's Common Stock and Related Security
               Holder Matters...............................................  25
  Item 6.    Selected Consolidated Data.....................................  26
  Item 7.    Financial Review...............................................  29
  Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.....  45
  Item 8.    Financial Statements and Supplementary Data....................  46
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  86

PART III
  Item 10.   Directors and Executive Officers of the Registrant.............  86
  Item 11.   Executive Compensation.........................................  86
  Item 12.   Security Ownership of Certain Beneficial Owners and Management.  86
  Item 13.   Certain Relationships and Related Transactions.................  86

PART IV
  Item 14.   Exhibits, Financial Statements, Financial Statement Schedules,
                and Reports on Form 8-K.....................................  87

SIGNATURES.................................................................. 112

                                    GLOSSARY

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

AFUDC -allowance for funds used during construction

AISA - Arizona Independent Scheduling Administrator

ANPP - Arizona Nuclear Power Project, also known as Palo Verde

APS - Arizona Public Service Company, a subsidiary of the Company

APSES - APS Energy Services Company, Inc., a subsidiary of the Company

Cholla - Cholla Power Plant

Cholla 4 - Unit 4 of the Cholla Power Plant

Citizens - Citizens Communications Company

Company - Pinnacle West Capital Corporation

CPUC - California Public Utility Commission

DIG - Derivatives Implementation Group

DOE - United States Department of Energy

EITF - Emerging Issues Task Force

El Dorado - El Dorado Investment Company, a subsidiary of the Company

EPA - United States Environmental Protection Agency

ERMC - Energy Risk Management Committee

FASB - Financial Accounting Standards Board

FERC - United States Federal Energy Regulatory Commission

FIP - Federal Implementation Plan

Four Corners - Four Corners Power Plant

GAAP -generally accepted accounting principles in the United States of America

ISO - California Independent System Operator

ITC -investment tax credit

KW - kilowatt, one thousand watts

KWh -kilowatt-hour, one thousand watts per hour

MW - megawatt, one million watts

MWh -megawatt-hours, one million watts per hour

1992 Energy Act - National Energy Policy Act of 1992

NPC - Nevada Power Company

NPUC - Nevada Public Utility Commission

NRC - United States Nuclear Regulatory Commission

Nuclear Waste Act - Nuclear Waste Policy Act of 1982, as amended

Palo Verde - Palo Verde Nuclear Generating Station

PG&E - PG&E Corp.

Pinnacle West Energy - Pinnacle West Energy Corporation, a subsidiary of the
                        Company

PX - California Power Exchange

RTO - Regional Transmission Organization

Rules - ACC retail electric competition rules

Salt River Project - Salt River Project Agricultural Improvement and Power
                      District

SCE - Southern California Edison

SFAS - Statement of Financial Accounting Standards

SunCor - SunCor Development Company, a subsidiary of the Company

                                     PART I

                                ITEM 1. BUSINESS

OVERVIEW OF OUR BUSINESS

     We were incorporated in 1985 under the laws of the State of Arizona and own all of the outstanding common stock of APS. APS is Arizona's largest electric utility and provides retail and wholesale electric service to the entire state with the exception of Tucson and about one-half of the Phoenix area. APS also generates and, directly or through our power marketing division, sells and delivers electricity to wholesale customers in the western United States.

     Our other major subsidiaries are:

     * Pinnacle West Energy, through which we intend to conduct our unregulated generation operations;

     * APS Energy Services, which sells energy and energy-related products and services in competitive retail markets in the western United States;

     * SunCor, which is a developer of residential, commercial, and industrial real estate projects in Arizona, New Mexico, and Utah; and

     *    El Dorado, which is primarily a venture capital and investment firm.

     We discuss each of these subsidiaries in greater detail below.

     At December 31, 2000, we employed about 7,200 people, including the employees of our subsidiaries. Of these employees, 5,300 were employees of our major subsidiary, APS, and employees assigned to joint projects of APS where APS serves as project manager. About 1,900 people were employed by the parent company and our other subsidiaries. Our principal executive offices are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000).

     See "Financial Review - Business Segments" in Item 7 and Note 18 of Notes to Consolidated Financial Statements in Item 8 for a discussion of our business segments.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements based on current expectations and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry; the outcome of regulatory and legislative proceedings relating to the restructuring; regional economic and market conditions, including the California energy situation, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital; weather variations affecting local and regional customer energy usage; conservation programs; the successful completion of our generation expansion program; regulatory issues associated with generation expansion, such as permitting and licensing; our ability to compete successfully outside traditional regulated markets (including the wholesale market); technological developments in the electric industry; and the strength of the stock market (particularly the technology sector in which El Dorado is currently invested) and the real estate market in SunCor's market areas, which include Arizona, New Mexico and Utah.

                   BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

     Following is a discussion of the business of APS, our major subsidiary.

GENERAL

     APS was incorporated in 1920 under the laws of Arizona and is Arizona's largest electric utility, with more than 850,000 customers. APS provides wholesale or retail electric service to the entire state of Arizona, with the exception of Tucson and about one-half of the Phoenix area. APS also generates and, directly or through our power marketing division, sells and delivers electricity to wholesale customers in the western United States. During 2000, no single purchaser or user of energy accounted for more than 3.5% of total electric revenues.

     At December 31, 2000, APS employed 5,300 people, which includes employees assigned to joint projects where APS is project manager. APS' principal executive offices are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000).

REGULATION AND COMPETITION

     RETAIL

     The ACC regulates APS' retail electric rates and its issuance of securities. The ACC must also approve any transfer of APS' utility property and transactions between APS and affiliated parties. See "Financial Review - Business Outlook - Competition and Industry Restructuring" in Item 7 and Note 3 of Notes to Consolidated Financial Statements in Item 8 for a discussion of electric industry restructuring in Arizona, including APS' 1999 Settlement Agreement, the ACC retail electric competition rules, and the legal challenges to both the 1999 Settlement Agreement and the Rules.

     Although the Rules allow retail customers to have access to competitive providers of energy and energy services, APS is the "provider of last resort" for standard offer customers under rates that have been approved by the ACC. These rates are fixed until July 1, 2004. The 1999 Settlement Agreement allows APS to seek adjustment of these rates in the event of emergency conditions or circumstances, such as the inability to secure financing on reasonable terms, or material changes in APS' cost of service for ACC-regulated services resulting from federal, tribal, state or local laws, regulatory requirements, judicial decisions, actions or orders. Energy prices in the western wholesale market vary and, during the course of the last year, have been volatile. At various times, prices in the spot wholesale market have significantly exceeded the amount included in APS' current retail rates. APS expects these market conditions to continue in 2001. We believe we have adequately supplemented our current generation portfolio with power purchased through contracts and hedging techniques that limit exposure to the volatile spot wholesale power market. However, in the event of shortfalls due to unforeseen increases in load demand or generation outages, we may need to purchase additional supplemental power in the wholesale spot market. Unless APS is able to obtain an adjustment of its rates under the 1999 Settlement Agreement, there can be no assurance that APS would be able to fully recover the costs of this power.

     As discussed in "Financial Review - Electric Competition (Retail)" in Item 7 and in Note 3 of Notes to Financial Statements in Item 8, the 1999 Settlement Agreement authorizes APS to transfer its competitive generation assets and services to one or more corporate affiliates no later than December 31, 2002. APS intends to move its generation assets to Pinnacle West Energy within that timeframe. Following its receipt of these generation assets, Pinnacle West Energy expects to sell its power at wholesale to our power marketing division (Power Marketing). Power Marketing, in turn, is expected to sell power to APS and to non-affiliated power purchasers. APS is expected to meet fifty percent of its energy needs under a power purchase agreement with Power Marketing. As required by the Rules, APS will acquire the remaining fifty percent of its energy needs through a competitive bid process in which Power Marketing may participate. We believe these arrangements will allow us to manage APS' exposure to the wholesale power market during the period within which APS' rates are fixed, as discussed in the preceding paragraph.

     In addition to the introduction of competition pursuant to the 1999 Settlement Agreement and the Rules, APS is subject to varying degrees of competition from other utilities in its region (such as Tucson Electric Power Company, Southwest Gas Corporation, and Citizens Communications Company) as well as cooperatives, municipalities, electrical districts, and similar types of governmental organizations (principally Salt River Project). APS also faces competition from low-cost hydroelectric power and parties that have access to preferential low-priced federal power and other subsidies. In addition, some customers, particularly industrial and large commercial customers, may own and operate facilities to generate their own electric energy requirements.

     WHOLESALE

     We compete with other utilities, power marketers, and independent power producers in the sale of electric capacity and energy in the wholesale market. We expect competition in the wholesale market will remain vigorous. The FERC regulates rates for wholesale power sales and transmission services. During 2000, approximately 46% of our electric operating revenues resulted from such sales and services. APS transferred the wholesale power marketing function to the parent company during 2000.

     See "Financial Review - Capital Resources and Cash Requirements - Pinnacle West Energy" and Note 12 of Notes to Consolidated Financial Statements for information regarding generation expansion plans.

     The 1992 Energy Act and the FERC's rulemaking activities have established the regulatory framework to open the wholesale energy market to competition. The 1992 Energy Act permits utilities to develop independent electric generating plants for sales to wholesale customers, and authorizes the FERC to order transmission access for third parties to transmission facilities owned by another entity. The 1992 Energy Act does not, however, permit the FERC to require transmission access to retail customers. Open-access transmission for wholesale customers provides energy suppliers, including us, with opportunities to sell and deliver electricity at market-based prices.

     On December 20, 1999, the FERC issued its Order No. 2000 regarding Regional Transmission Organizations (RTO). In its order, the FERC stressed the voluntary nature of RTO participation by utilities and set minimum characteristics and functions that must be met by utilities that participate in RTOs. The order provides for an open, flexible structure for RTOs to meet the needs of the market, and provides for the possibility of incentive ratemaking and other benefits for utilities that participate in an RTO.

     The characteristics for an acceptable RTO include independence from market participants, operational control over a region large enough to support efficient and nondiscriminatory markets, and exclusive authority to maintain short-term reliability. As required by the FERC order, APS, along with several neighboring transmission owners located in the southwestern United States, filed a report with the FERC on October 16, 2000 that detailed the progress in establishing an RTO that would be responsible for ensuring transmission reliability and nondiscriminatory access to the regional transmission grid. APS expects that Desert STAR, the non-profit corporation named in the filing, will make additional filings with the FERC in the near future to establish itself as an RTO for the region.
     See "Financial Review - Business Outlook - California Energy Market Issues" in Item 7 for a discussion of the energy situation in California.

     The ACC retail electric competition rules require the formation and implementation of an Arizona Independent Scheduling Administrator Association. The AISA is anticipated to be a temporary organization until the formation and implementation of an independent system operator or RTO. APS, as an "Affected Utility" under the Rules, participated in the creation of the AISA. Recently, the board of AISA approved a set of operating protocols that have been filed with the FERC. The operating protocols were partially rejected and the remainder are currently under review.

     See "Financial Review - Business Outlook - Competition and Industry Restructuring" in Item 7 and Note 3 of Notes to Consolidated Financial Statements in Item 8 for additional information about the ACC Rules and the legal challenges to the Rules.

     REGULATORY ASSETS

     Our major regulatory assets are deferred income taxes and rate synchronization cost deferrals. As a result of our 1999 Settlement Agreement, we discontinued the application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," for our generation operations. As a result, we tested the generation assets for impairment and determined that the generation assets were not impaired. Pursuant to the 1999 Settlement Agreement, we reported a regulatory disallowance ($140 million after income taxes) as an extraordinary charge on the 1999 income statement. Prior to the 1999 Settlement Agreement, under a 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period that would have ended June 30, 2004. The regulatory assets to be recovered under the 1999 Settlement Agreement are being amortized pursuant to a revised amortization schedule. See Notes 1, 3, and 10 of Notes to Consolidated Financial Statements in Item 8 for additional information.

GENERATING FUEL AND PURCHASED POWER

     2000 ENERGY MIX

     APS' sources of energy during 2000 were: purchased power - 46.0% (approximately 88% of which was for wholesale power operations); coal - 27.9%; nuclear - 19.8%; gas - 6.0%; and other (includes oil, hydro and solar) - 0.3%.

     COAL SUPPLY

     CHOLLA APS purchases most of Cholla's coal requirements from a coal supplier who mines all of the coal under a long-term lease of coal reserves owned by the Navajo Nation, the federal government, and private landholders. Cholla has sufficient coal under current contracts to ensure a reliable fuel supply through 2005. APS purchases a portion of Cholla's coal requirements on the spot market to take advantage of competitive pricing options. Following expiration of current contracts, APS believes that numerous competitive fuel supply options will exist to ensure continuous plant operation. We expect the current supplier to continue to provide most of Cholla's low sulfur coal requirements through the current contract. APS believes that there are sufficient reserves of low sulfur coal available from other suppliers to ensure the continued operation of Cholla for its useful life.

     FOUR CORNERS APS purchases all of Four Corners' coal requirements from a coal supplier with a long-term lease of coal reserves owned by the Navajo Nation. Four Corners is under contract for coal through 2004, with options to extend the contract through the plant site lease expiration in 2017. The Four Corners lease waives, until July 2001, the requirement that APS and its fuel supplier pay certain taxes to the Navajo Nation. The coal supplier currently pays a possessory interest tax to the Navajo Nation, which is reimbursed by the Four Corners participants. The coal supplier, the Navajo Nation, and the Four Corners participants agreed to investigate alternative contractual arrangements and business relationships before the expiration of tax waivers in an effort to permit the electricity generated at Four Corners to be priced competitively. APS anticipates that the Navajo Nation will levy additional taxes upon the expiration of the tax waivers; however, APS cannot currently predict the outcome of this matter or the amount of any additional taxes.

     NAVAJO GENERATING STATION The Navajo Generating Station's coal requirements are purchased from a supplier with long-term leases from the Navajo Nation and the Hopi Tribe. The Navajo Generating Station is under contract with its coal supplier through 2011, with options to extend through the plant site lease expiration in 2019. The Navajo Generating Station lease waives certain taxes through the lease expiration in 2019. The lease provides for the potential to renegotiate the coal royalty in 2007 and 2017, which may impact the fuel price.

     See "Properties - Accredited Capacity" in Item 2 for information about APS' ownership interest in Cholla, Four Corners, and the Navajo Generating Station. See Note 12 of Notes to Consolidated Financial Statements in Item 8 for information regarding our coal mine reclamation obligations.

     NATURAL GAS SUPPLY

     APS purchases the majority of its natural gas requirements under contracts with a number of natural gas suppliers. APS' natural gas supply is transported pursuant to a firm transportation service contract with El Paso Natural Gas Company. We anticipate that the natural gas requirements for our generation expansion plans (see Note 12) will be met with these contracts. We continue to analyze the market to determine the most favorable source and method of meeting our natural gas requirements.

     NUCLEAR FUEL SUPPLY

     The fuel cycle for Palo Verde is comprised of the following stages:

     *    mining and milling of uranium ore to produce uranium concentrates;
     *    conversion of uranium concentrates to uranium hexafluoride;
     *    enrichment of uranium hexafluoride;
     *    fabrication of fuel assemblies;
     *    utilization of fuel assemblies in reactors; and
     *    storage and disposal of spent fuel.

     The Palo Verde participants have made contractual arrangements to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 2002. Spot purchases on the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contractual options. Existing uranium concentrates contracts and options could be utilized to meet approximately:

     *    77% of requirements in 2003;
     *    77% of requirements in 2004;
     *    44% of requirements in 2005 through 2007; and
     *    16% of requirements in 2008 and beyond.

     The Palo Verde participants have contracts and options for uranium conversion services that could be utilized to meet approximately:

     *    75% of requirements in 2001; and
     *    80% of requirements in 2002.

     The Palo Verde participants have an enrichment services contract and an enriched uranium product contract that furnish enrichment services required for the operation of the three Palo Verde units through 2003. In addition, existing contracts will provide fuel assembly fabrication services until at least 2015 for each Palo Verde unit.

     APS is currently pursuing several offers to procure the uranium, conversion services and the enrichment services components of nuclear fuel to meet all of Palo Verde's requirements through 2008.

     SPENT NUCLEAR FUEL AND WASTE DISPOSAL Pursuant to the Nuclear Waste Act, the DOE must accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. The NRC requires operators of nuclear power reactors to enter into spent fuel disposal contracts with the DOE. Under the Nuclear Waste Act, the DOE was to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998. The DOE has announced that such a permanent repository cannot be completed before 2010, and that it does not intend to begin accepting spent fuel prior to that date.

     In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision precluding the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision, a number of utilities filed damages lawsuits against DOE in the Court of Federal Claims. In decisions that became final in December 2000, the United States Court of Appeals for the Federal Circuit held that utilities do not have to exhaust the DOE administrative claims before filing lawsuits for damages against the DOE in the Court of Federal Claims.

     Bills have been introduced in prior sessions of the U.S. Congress contemplating the construction of a central interim storage facility, but no bill has been enacted into law. We cannot currently predict what steps will be taken in this area by the current Congress and the Administration.

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

     APS has existing fuel storage pools at Palo Verde and is in the process of completing construction of a new facility for on-site dry storage of spent fuel. With the existing storage pools and the addition of the new facility, APS believes that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation through the term of the operating license for each Palo Verde unit. See "Palo Verde Nuclear Generating Station" in
Note 12 of Notes to Consolidated Financial Statements in Item 8 for a discussion of interim spent fuel storage costs.

     Although some low-level waste has been stored on-site in a low-level waste facility, APS is currently shipping low-level waste to off-site facilities. APS currently believes that interim low-level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

     APS believes that scientific and financial aspects of the issues of spent fuel and low-level waste storage and disposal can be resolved satisfactorily. However, APS also acknowledges that their ultimate resolution in a timely fashion will require political resolve and action on national and regional scales which APS is less able to predict. APS expects to vigorously protect and pursue its rights related to this matter.

PURCHASED POWER AGREEMENTS

     In addition to that available from its own generating capacity (see "Properties" in Item 2), APS purchases electricity under various arrangements. One of the most important of these is a long-term contract with Salt River Project. The amount of electricity available to APS is based in large part on customer demand within certain areas now served by APS pursuant to a related territorial agreement. The generating capacity available to APS pursuant to the contract was 322 MW from January through May 2000, and starting June 2000, it changed to 329 MW. In 2000, APS received approximately 1,422,000 MWh of energy under the contract and paid about $76.7 million for capacity availability and energy received. This contract may be canceled by Salt River Project on three years' notice, given no earlier than December 31, 2003. APS may also cancel the contract on five years' notice, given no earlier than December 31, 2006.

     In September 1990, APS entered into a thirty-year seasonal capacity exchange agreement with PacifiCorp. Under this agreement, APS receives electricity from PacifiCorp during the summer peak season (from May 15 to September 15) and APS returns electricity to PacifiCorp during the winter season (from October 15 to February 15). Until 2020, APS and PacifiCorp each has 480 MW per hour of capacity and a related amount of energy available to it under the agreement for their respective seasons. In 2000, APS received approximately 396,000 MWh of energy under the capacity exchange. APS must also make additional offers of energy to PacifiCorp each year through October 31, 2020. Pursuant to this requirement, during 2000, PacifiCorp received offers of 865,800 MWh and purchased about 218,000 MWh.

CONSTRUCTION PROGRAM

     During the years 1998 through 2000, APS incurred approximately $1.2 billion in capital expenditures. APS' capital expenditures for the years 2001 through 2003 are expected to be primarily for expanding transmission and distribution capabilities to meet growing customer needs, upgrading existing utility property, and for environmental purposes. APS' capital expenditures, including expenditures for environmental control facilities, for the years 2001 through 2003 have been estimated as follows:

                       (dollars in millions)
            BY YEAR                            BY MAJOR FACILITIES
            -------                            -------------------
     2001           $  455             Production                     $  226
     2002              401             Transmission and Distribution     924
     2003              294                                            ------
                    ------             Total                          $1,150
           Total    $1,150                                            ======
                    ======

     The amounts for 2001 through 2003 exclude capitalized interest costs and include capitalized property taxes and about $30-$35 million annually (except
2003) for nuclear fuel. APS conducts a continuing review of its construction program. See "Financial Review - Capital Needs and Resources" in Item 7 for additional information.

MORTGAGE REPLACEMENT FUND REQUIREMENTS

     So long as any of its first mortgage bonds are outstanding, APS is required for each calendar year to deposit with the trustee under its mortgage cash in a formularized amount related to net additions to its mortgaged utility plant. APS may satisfy all or any part of this "replacement fund" requirement by using redeemed or retired bonds, net property additions, or property retirements. For 2000, the replacement fund requirement amounted to approximately $149 million. Certain of the bonds APS has issued under the mortgage that are callable prior to maturity are redeemable at their par value plus accrued interest with cash APS deposits in the replacement fund. These call provisions are subject in many cases to a period of time after the original issuance of the bonds during which they may not be so redeemed.

ENVIRONMENTAL MATTERS

     EPA ENVIRONMENTAL REGULATION

     CLEAN AIR ACT We are subject to a number of requirements under the Clean Air Act. The Clean Air Act addresses, among other things:

     *    "acid rain";
     *    visibility in certain specified areas;
     *    hazardous air pollutants; and
     *    areas that have not attained national ambient air quality standards.

     With respect to "acid rain," the Clean Air Act establishes a system of sulfur dioxide emissions "allowances" to offset each ton of sulfur dioxide emitted by affected power plants. Based on EPA allowance allocations, we will have sufficient allowances to permit continued operation of our plants at current levels without installing additional equipment. The Clean Air Act also requires the EPA to set nitrogen oxides emissions limitations for certain coal-fired units. The EPA rule allows emissions from all units within a plant to be averaged to demonstrate compliance with the emission limitation. Currently, nitrogen oxides emissions from all of our units are within the limitations specified under the EPA's rules. We do not currently expect this rule to have a material impact on our financial position, results of operations, or liquidity.

     The Clean Air Act requires the EPA to establish a Grand Canyon Visibility Transport Commission to complete a study on visibility impairment in sixteen "Class I Areas" (large national parks and wilderness areas) on the Colorado Plateau. The Navajo Generating Station, Cholla, and Four Corners are located near several Class I Areas on the Colorado Plateau. The Visibility Commission completed its study and on June 10, 1996 submitted its final recommendations to the EPA.

     On April 22, 1999, the EPA announced final regional haze rules. These new regulations require states to submit, by 2008, implementation plans to eliminate all man-made emissions causing visibility impairment in certain specified areas, including Class I Areas in the Colorado Plateau. The 2008 implementation plans must also include consideration and potential application of best available retrofit technology for major stationary sources which came into operation between August 1962 and August 1977, such as the Navajo Generating Station, Cholla, and Four Corners.

     The rules allow the nine western states and tribes that participated in the Visibility Commission process to follow an alternate implementation plan and schedule for the Class I Areas considered by the Visibility Commission. Under this option, those states and tribes would submit implementation plans by 2003, which would incorporate certain regional sulfur dioxide emissions milestones for the years 2003, 2008, 2013, and 2018 (which includes the application of best available retrofit technology). If the regional emissions in those years were within those milestones, there would be no further emission reduction requirements, and if they were exceeded, then an emission trading program would be implemented to maintain the emissions within those milestones.

     The EPA is currently reviewing an "Annex" to the Visibility Commission recommendations that specifies the regional sulfur dioxide emission milestones. The EPA's approval of the Annex would allow the Visibility Commission states and tribes to pursue the alternate implementation of the regional haze rules through 2018. Any states and tribes that implement this option would have to submit revised implementation plans in 2008 to address visibility in those Class I Areas which were not included in the Visibility Commission process. Because the Annex is not final and Arizona and the Navajo Nation have the discretion to choose between the national or the alternate options, the actual impact on APS cannot be determined at this time.

     In July 1997, the EPA promulgated final National Ambient Air Quality Standards for ozone and particulate matter. Pursuant to these rules, the ozone standard is more stringent and a new ambient standard for very fine particles has been established. Congress has enacted legislation that could delay the implementation of regional haze requirements and the particulate matter ambient standard; however, the legislation does not preclude the Visibility Commission states and tribes from implementing the alternate regional haze rules discussed above. A federal court determined that the EPA's promulgation of the National Ambient Air Quality Standards violated the constitutional prohibition on delegation of legislative power. The court remanded the ozone standard, vacated the particulate matter standard, and invited the parties that challenged the standards to brief the court on vacating or remanding the very fine particulates standard. On February 27, 2001, the U.S. Supreme Court overruled the federal court's ruling. The Court further held that the EPA could not consider the cost of reducing harmful emissions when setting air quality standards. However, the Court found the EPA implementation policy for the revised ozone standards to be unlawful, and remanded this issue for consideration along with the other preserved challenges to the National Ambient Air Quality Standards. Because the actual level of emissions controls, if any, for any unit cannot be determined at this time, APS currently cannot estimate the capital expenditures, if any, which would result from the final rules. However, APS does not currently expect these rules to have a material adverse effect on its financial position, results of operations, or liquidity.

     With respect to hazardous air pollutants emitted by electric utility steam generating units, the EPA recently determined that mercury emissions and other hazardous air pollutants from coal and oil-fired power plants will be regulated. We expect that the EPA will propose specific rules for this purpose in 2003 and finalize them by 2004, with compliance required by 2008. Because the ultimate requirements that the EPA may impose are not yet known, we cannot currently estimate the capital expenditures, if any, which may be required.

     Certain aspects of the Clean Air Act may require APS to make related expenditures, such as permit fees. APS does not expect any of these expenditures to have a material impact on its financial position, results of operations, or liquidity.

     FEDERAL IMPLEMENTATION PLAN In September 1999, the EPA proposed a FIP to set air quality standards at certain power plants, including the Navajo Generating Station and Four Corners. The comment period on this proposal ended in November 1999. The FIP is similar to current Arizona regulation of the Navajo Generating Station and New Mexico regulation of Four Corners, with minor modifications. APS does not currently expect the FIP to have a material impact on its financial position, results of operations, or liquidity.

     SUPERFUND The Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) establishes liability for the cleanup of hazardous substances found contaminating the soil, water, or air. Those who generated, transported, or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties. PRPs may be strictly, and often jointly and severally, liable for the cost of any necessary remediation of the substances. The EPA had previously advised APS that the EPA considers APS to be a PRP in the Indian Bend Wash Superfund Site, South Area. APS' Ocotillo Power Plant is located in this area. APS is in the process of conducting an investigation to determine the extent and scope of contamination at the plant site. Based on the information to date, including available insurance coverage and an EPA estimate of cleanup costs, APS does not expect this matter to have a material impact on its financial position, results of operations, or liquidity.

     MANUFACTURED GAS PLANT SITES APS is currently investigating properties which it now owns or which were at one time owned by it or its corporate predecessors, that were at one time sites of, or sites associated with, manufactured gas plants. The purpose of this investigation is to determine if:

     *    waste materials are present;
     *    such materials constitute an environmental or health risk; and
     *    APS has any responsibility for remedial action.

     Where appropriate, APS has begun remediation of certain of these sites. APS does not expect these matters to have a material adverse effect on its financial position, results of operations, or liquidity.

     PURPORTED NAVAJO ENVIRONMENTAL REGULATION

     Four Corners and the Navajo Generating Station are located on the Navajo Reservation and are held under easements granted by the federal government as well as leases from the Navajo Nation. APS is the Four Corners operating agent. APS owns a 100% interest in Four Corners Units 1, 2, and 3, and a 15% interest in Four Corners Units 4 and 5. APS owns a 14% interest in Navajo Generating Station Units 1, 2, and 3.

     In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act (collectively, the Acts). Pursuant to the Acts, the Navajo Nation Environmental Protection Agency is authorized to promulgate regulations covering air quality, drinking water, and pesticide activities, including those that occur at Four Corners and the Navajo Generating Station. By separate letters dated October 12 and October 13, 1995, the Four Corners participants and the Navajo Generating Station participants requested the United States Secretary of the Interior to resolve their dispute with the Navajo Nation regarding whether or not the Acts apply to operations of Four Corners and the Navajo Generating Station. On October 17, 1995, the Four Corners participants and the Navajo Generating Station participants each filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that:

     * their respective leases and federal easements preclude the application of the Acts to the operations of Four Corners and the Navajo Generating Station; and

     * the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners and the Navajo Generating Station.

     On October 18, 1995, the Navajo Nation and the Four Corners and Navajo Generating Station participants agreed to indefinitely stay these proceedings so that the parties may attempt to resolve the dispute without litigation. The Secretary and the Court have stayed these proceedings pursuant to a request by the parties. APS cannot currently predict the outcome of this matter.

     In February 1998, the EPA promulgated regulations specifying those provisions of the Clean Air Act for which it is appropriate to treat Indian tribes in the same manner as states. The EPA indicated that it believes that the Clean Air Act generally would supersede pre-existing binding agreements that may limit the scope of tribal authority over reservations. On April 10, 1998, APS filed a Petition for Review in the United States Court of Appeals for the District of Columbia. ARIZONA PUBLIC SERVICE COMPANY V. UNITED STATES ENVIRONMENTAL PROTECTION AGENCY, No. 98-1196. On February 19, 1999, the EPA promulgated regulations setting forth the EPA's approach to issuing Federal operating permits to covered stationary sources on Indian reservations. On April 15, 1999, APS filed a Petition for Review in the United States Court of Appeals for the District of Columbia. ARIZONA PUBLIC SERVICE COMPANY V. UNITED STATES ENVIRONMENTAL PROTECTION AGENCY, No. 99-1146. After the litigation was filed, the EPA indicated it had not determined whether the Clean Air Act would supersede pre-existing binding agreements involving Four Corners and the Navajo Generating Station. On May 5, 2000, the United States Court of Appeals for the District of Columbia upheld the EPA's regulations on treatment of Indian tribes in the same manner as states. However, the Court determined that the impact of this ruling on the pre-existing binding agreements involving Four Corners and the Navajo Generating Station was not ripe for adjudication because the EPA had not made a determination that the Clean Air Act superseded those agreements. On June 29, 2000, at the request of the Court, APS filed a motion to dismiss Four Corners from this petition on the grounds that the impact of the regulations on pre-existing binding agreements was not "ripe" for judicial resolution based on the EPA's issuance of an official notice indicating that it had not yet determined whether the pre-existing binding agreements with Four Corners and Navajo Generating Station were abrogated by the Clean Air Act. The Court ultimately dismissed Four Corners on these grounds.

     In April 2000, the Navajo Tribal Council approved operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. We believe that the regulations fail to recognize that the Tribe did not intend to assert jurisdiction over Four Corners and the Navajo Generating Station. On July 12, 2000, the Four Corners participants and the Navajo Generating Station participants each filed a petition with the Navajo Supreme Court for review of the operating permit regulations. We cannot currently predict the outcome of this matter.

WATER SUPPLY

     Assured supplies of water are important for our generating plants. At the present time, APS has adequate water to meet its needs. However, conflicting claims to limited amounts of water in the southwestern United States have resulted in numerous court actions in recent years.

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

     A summons served on APS in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987, in an action pending in Maricopa County Superior Court. (IN RE THE GENERAL ADJUDICATION OF ALL RIGHTS TO USE WATER IN THE GILA RIVER SYSTEM AND SOURCE, Supreme Court Nos. WC-79-0001 through WC 79-0004 (Consolidated) [WC-1, WC-2, WC-3 and WC-4 (Consolidated)], Maricopa County Nos. W-1, W-2, W-3 and W-4 (Consolidated)). Palo Verde is located within the geographic area subject to the summons. APS' rights and the rights of the Palo Verde participants to the use of groundwater and effluent at Palo Verde are potentially at issue in this action. As project manager of Palo Verde, APS filed claims that dispute the court's jurisdiction over the Palo Verde participants' groundwater rights and their contractual rights to effluent relating to Palo Verde. Alternatively, APS seeks confirmation of such rights. Three of APS' other power plants are also located within the geographic area subject to the summons. APS' claims dispute the court's jurisdiction over its groundwater rights with respect to these plants. Alternatively, APS seeks confirmation of such rights. The Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. APS and other parties petitioned the U.S. Supreme Court for review of this decision and the petition was denied. In addition, the Arizona Supreme Court issued a decision affirming the lower court's criteria for solving groundwater claims. APS and other parties filed motions for reconsideration on one aspect of that decision. Those motions have been denied by the Arizona Supreme Court. Litigation on both of these issues will continue in the trial court. No trial date concerning APS' water rights claims has been set in this matter.

     APS has also filed claims to water in the Little Colorado River Watershed in Arizona in an action pending in the Apache County Superior Court. (IN RE THE GENERAL ADJUDICATION OF ALL RIGHTS TO USE WATER IN THE LITTLE COLORADO RIVER SYSTEM AND SOURCE, Supreme Court No. WC-79-0006 WC-6, Apache County No. 6417). APS' groundwater resource utilized at Cholla is within the geographic area subject to the adjudication and is therefore potentially at issue in the case. APS' claims dispute the court's jurisdiction over its groundwater rights. Alternatively, APS seeks confirmation of such rights. The parties are in the process of settlement negotiations with respect to this matter. No trial date concerning our water rights claims has been set in this matter.

     Although the foregoing matters remain subject to further evaluation, APS expects that the described litigation will not have a material adverse impact on its financial position, results of operations or liquidity.

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

     Pinnacle West Energy's capital expenditures in 2000 were $193 million. Projected capital expenditures are $659 million in 2001; $129 million in 2002; and $254 million in 2003. The amounts include about $122 million in 2003 for capital improvements to existing generating facilities. At December 31, 2000, Pinnacle West Energy had total assets of $229 million.

     See Note 3 of Notes to Consolidated Financial statements for information regarding the transfer of APS' generation assets to Pinnacle West Energy. See "Financial Review - Capital Needs and Resources - Capital Resources and Cash Requirements - Pinnacle West Energy" and Note 12 of Notes to Consolidated Financial Statements for information regarding Pinnacle West Energy's generation expansion plans.

                  BUSINESS OF APS ENERGY SERVICES COMPANY, INC.

     APS Energy Services was incorporated in 1998 under the laws of the State of Arizona and is engaged principally in the business of selling unregulated power and related services. APS Energy Services' principal offices are located at 400 East Van Buren Street, Station 8103, Phoenix, Arizona 85004 (telephone (602) 250-5000).

     During the first full two years of operations, APS Energy Services' net losses were about $9 million in 1999 and $13 million in 2000. At December 31, 2000, APS Energy Services had total assets of $23 million.

                     BUSINESS OF SUNCOR DEVELOPMENT COMPANY

     SunCor was incorporated in 1965 under the laws of the State of Arizona and is a developer of residential, commercial, and industrial real estate projects in Arizona, New Mexico, and Utah. The principal executive offices of SunCor are located at 3838 North Central, Suite 1500, Phoenix, Arizona 85012 (telephone 602-285-6800). SunCor and its subsidiaries have approximately 790 full and part-time employees.

     SunCor's assets consist primarily of land with improvements, commercial buildings, and other real estate investments. SunCor's largest project is the Palm Valley Master Planned Community, which has approximately 5,000 acres remaining to be developed west of Phoenix at its Palm Valley project in the area of the towns of Goodyear and Litchfield Park, Arizona. SunCor has completed the master plan for development of Palm Valley. There has been significant residential and commercial development at Palm Valley by SunCor and by other developers that have acquired land from SunCor or entered into joint ventures with SunCor. Palm Valley currently includes residential subdivisions with golf courses, hotels, restaurants, commercial and retail stores, medical facilities, elementary and secondary schools, a community college, and a retirement community, known as Pebblecreek.

     SunCor projects under development include seven master-planned communities and several commercial projects. The commercial projects and five of the master-planned communities are in Arizona. Other master-planned communities are located near St. George, Utah, and Santa Fe, New Mexico. Several of the master-planned communities and commercial projects are joint ventures with other developers, financial partners, or landowners. SunCor will begin two new projects in 2001:

     * Hayden Ferry Lakeside - an 18-acre, mixed-use commercial/residential project located in Tempe, Arizona; and

     * StoneRidge - an 1,850-acre, master-planned community with golf course amenities in Prescott Valley, Arizona.

     For the past three years, SunCor's operating revenues were about: $158 million in 2000; $130 million in 1999; and $124 million in 1998. For those same periods, SunCor's net income was about: $11 million in 2000; $6 million in 1999; and $45 million in 1998. About $40 million of SunCor's 1998 net income represents income related to the recognition of a deferred tax asset. The deferred tax asset relates to net operating losses and book/tax basis differences. SunCor is expected to realize these benefits in subsequent periods pursuant to an intercompany tax allocation agreement. On a consolidated basis, there was no impact to consolidated net income.

     SunCor's capital needs consist primarily of capital expenditures for land development and home construction for SunCor's home-building subsidiary, Golden Heritage Homes, Inc. On the basis of projects now under development, SunCor expects its capital needs over the next three years to be: $75 million in 2001; $23 million in 2002; and $14 million in 2003.

     At December 31, 2000, SunCor had total assets of about $462 million. See
Note 6 of Notes to Consolidated Financial Statements in Item 8 for information regarding SunCor's long-term debt. SunCor intends to continue its focus on real estate development in master-planned communities and the development of mixed-use residential, commercial, office, and industrial projects.

                    BUSINESS OF EL DORADO INVESTMENT COMPANY

     El Dorado was incorporated in 1983 under the laws of the State of Arizona and is engaged principally in the business of making equity investments in other companies. El Dorado's short-term goal is to convert its venture capital portfolio to cash as quickly and as advantageously as possible. On a long-term basis, we may use El Dorado, when appropriate, as our subsidiary for new ventures that are strategic to our principal business of generating, distributing, and marketing electricity. El Dorado's offices are located at 400 North Fifth Street, Station 9988, Phoenix, Arizona 85004 (telephone 602-250-3517).

     At December 31, 2000, El Dorado had an investment in a venture capital partnership, a 54% interest in a privately held company specializing in nuclear spent fuel technology, limited partnership interests in two professional sports teams, and an investment in a technology company. See Note 1 of Notes to Consolidated Financial Statements in Item 8 for information regarding El Dorado's investments.

     For the past three years, El Dorado's net income was about: $2 million in 2000; $11 million in 1999; and $5 million in 1998. At December 31, 2000, El Dorado had total assets of $21 million.

                               ITEM 2. PROPERTIES

ACCREDITED CAPACITY

     APS' present generating facilities have an accredited capacity as follows:

                                                                   Capacity(kW)
                                                                   ------------
Coal:
     Units 1, 2, and 3 at Four Corners..........................      560,000
     15% owned Units 4 and 5 at Four Corners....................      222,000
     Units 1, 2, and 3 at Cholla Plant..........................      615,000
     14% owned Units 1, 2, and 3 at the Navajo Plant............      315,000
                                                                   ----------

                                                                    1,712,000
                                                                   ----------

Gas or Oil:
     Two steam units at Ocotillo and two steam units at Saguaro.      435,000(1)
     Eleven combustion turbine units............................      493,000
     Three combined cycle units.................................      255,000
                                                                   ----------

                                                                    1,183,000
                                                                   ----------

Nuclear:
     29.1% owned or leased Units 1, 2, and 3 at Palo Verde......    1,086,300
                                                                    ---------

Hydro and Solar.................................................        6,000
                                                                   ----------

     Total                                                          3,987,300
                                                                   ==========

----------
     (1) West Phoenix steam units (108,300 kW) are currently mothballed, but are expected to be back in service by summer 2001.

                                   ----------

RESERVE MARGIN

     APS' 2000 peak one-hour demand on its electric system was recorded on July 25, 2000 at 5,478,500 kW, compared to the 1999 peak of 4,934,700 kW recorded on August 24. Taking into account additional capacity then available to APS under long-term purchase power contracts as well as APS' own generating capacity, APS' capability of meeting system demand on July 25, 2000, amounted to 4,774,600 kW, for an installed reserve margin of (15.3%). The power actually available to APS from its resources fluctuates from time to time due in part to planned outages and technical problems. The available capacity from sources actually operable at the time of the 2000 peak amounted to 3,501,600 kW, for a margin of (27.5%). Firm purchases, including short-term seasonal purchases, totaling 2,238,000 kW were in place at the time of the peak ensuring the ability to meet the load requirement, with an actual reserve margin of 6.4%.

     See "Business of Arizona Public Service Company - Purchased Power Agreements" in Item 1 for information about certain of APS' long-term power agreements.

PLANT SITES LEASED FROM NAVAJO NATION

     The Navajo Generating Station and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Nation. These are long term agreements with options to extend, and we do not believe that the risk with respect to enforcement of these easements and leases is material. The majority of coal contracted for use in these plants and certain associated transmission lines are also located on Indian reservations. See "Generating Fuel and Purchased Power ___ Coal Supply" in Item 1.

     See "Generating Fuel and Purchased Power - Coal Supply" in Item 1 for a discussion of changes in the amount of royalty payments and expiration of tax waivers under the Navajo Generating Station and Four Corners leases.

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

     NUCLEAR DECOMMISSIONING COSTS

     NRC rules on financial assurance requirements for the decommissioning of nuclear power plants provide that a licensee may use an external sinking fund as the exclusive financial assurance mechanism if the licensee recovers estimated total decommissioning costs through cost of service rates or through a "non-bypassable charge." Other mechanisms are prescribed, including prepayment, if the requirements for exclusive reliance on the external sinking fund mechanism are not met. APS currently relies on the external sinking fund mechanism to meet the NRC financial assurance requirements for its interests in Palo Verde Units 1, 2, and 3. The decommissioning costs of Palo Verde Units 1, 2, and 3 are currently included in ACC jurisdictional rates. ACC retail electric competition rules provide that decommissioning costs would be recovered through a non-bypassable "system benefits" charge, which would allow APS to maintain its external sinking fund mechanism. See Note 13 of Notes to Consolidated Financial Statements in Item 8 for additional information about our nuclear decommissioning costs. See "Financial Review - Business Outlook - Competition and Industry Restructuring" in Item 7 and Note 3 of Notes to Consolidated Financial Statements in Item 8 for additional information about the ACC retail electric competition rules and the legal challenges to these rules.

     PALO VERDE LIABILITY AND INSURANCE MATTERS

     See "Palo Verde Nuclear Generating Station" in Note 12 of Notes to Consolidated Financial Statements in Item 8 for a discussion of the insurance maintained by the Palo Verde participants, including APS, for Palo Verde.

OTHER INFORMATION REGARDING OUR PROPERTIES

     See "Environmental Matters" and "Water Supply" in Item 1 with respect to matters having possible impact on the operation of certain of our power plants.

     See "Construction Program" in Item 1 and "Financial Review ___ Capital Needs and Resources" in Item 7 for a discussion of our construction plans.

     See Notes 6, 10, and 11 of Notes to Consolidated Financial Statements in
Item 8 with respect to APS' property not held in fee or held subject to any major encumbrance.

INFORMATION REGARDING PROPERTIES OF PINNACLE WEST ENERGY AND SUNCOR

     See "Business of Pinnacle West Energy" and "Business of SunCor Development Company" for information regarding Pinnacle West Energy's and SunCor's properties.

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

                            ITEM 3. LEGAL PROCEEDINGS

     APS In June 1999, the Navajo Nation served Salt River Project with a lawsuit naming Salt River Project, several Peabody Coal Company entities, Southern California Edison Company and other defendants, and citing various claims in connection with the renegotiations of the coal royalty and lease agreements under which Peabody mines coal for the Navajo Generating Station and the Mohave Generating Station. THE NAVAJO NATION V. PEABODY HOLDING COMPANY, INC., ET AL., United States District Court for the District of Columbia, CA-99-0469-EGS. APS is a 14% owner of the Navajo Generating Station, which Salt River Project operates. The suit alleges, among other things, that the defendants obtained a favorable coal royalty rate by improperly influencing the outcome of a federal administrative process under which the royalty rate was to be adjusted. The suit seeks $600 million in damages, treble damages, punitive damages of not less than $1 billion, and the ejection of defendants "from all possessory interests and Navajo Tribal lands" arising out of the [primary coal lease]. Salt River Project has advised APS that it denies all charges and will vigorously defend itself. Because the litigation is in preliminary stages, we cannot currently predict the outcome of this matter.

     See "Environmental Matters" and "Water Supply" in Item 1 in regard to pending or threatened litigation and other disputes. See Note 3 of Notes to Consolidated Financial Statements in Item 8 for a discussion of competition and the ACC retail electric competition rules and related litigation. In December 1999, APS filed a lawsuit to protect its legal rights regarding the rules, and in the complaint APS asked the Court for (i) a judgment vacating the retail electric competition rules, (ii) a declaratory judgment that the rules are unlawful because, among other things, they were entered into without proper legal authorization, and (iii) a permanent injunction barring the ACC from enforcing or implementing the rules and from promulgating any other regulations without lawful authority. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, CV 99-21907. On August 28, 1998, APS filed two lawsuits to protect its legal rights under the stranded cost order and in its complaints APS asked the Court to vacate and set aside the order. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, CV 98-15728. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, 1-CA-CC-98-0008.

     APS is a party to a power service agreement with Citizens Communications Company under which APS supplies Citizens with power. By letter dated March 7, 2001, Citizens advised APS that it believes APS has overcharged Citizens by over $50 million under the agreement since the summer of 2000. APS believes that its charges to Citizens under the agreement are fully in accordance with the terms of the agreement and APS will vigorously defend any contrary claims raised by Citizens.

                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

     Not applicable.

                               SUPPLEMENTAL ITEM.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name                Age at March 1, 2001    Position(s) at March 1, 2001
----                --------------------    ----------------------------

William J.  Post            50              Chairman of the Board and
                                              Chief Executive Officer (1)
Jack E. Davis               54              President and President, APS Energy
                                              Delivery and Sales (1)
Robert S. Aiken             44              Vice President, Federal Affairs
John G. Bohon               55              Vice President, Corporate Services &
                                              Human Resources
Armando B. Flores           57              Executive Vice President, Corporate
                                              Business Services
Edward Z. Fox               47              Vice President, Communications,
                                              Environment & Safety
Chris N. Froggatt           43              Vice President & Controller
Barbara M. Gomez            46              Treasurer
James M. Levine             51              Executive Vice President, APS
                                              Generation
Nancy C. Loftin             47              Vice President & General Counsel
Michael V. Palmeri          42              Vice President, Finance
Martin L. Shultz            56              Vice President, Government Affairs
William L. Stewart          57              President, APS Generation and
                                            President, Pinnacle West Energy
Faye Widenmann              52              Vice President and Secretary

(1)  member of the Board of Directors

     The executive officers of the Company are elected no less often than annually and may be removed by the Board of Directors at any time. The terms served by the named officers in their current positions and the principal occupations (in addition to those stated in the table) of such officers for the past five years have been as follows:

     Mr. Post was elected Chairman of the Board effective February 2001, and Chief Executive Officer effective February 1999. He has served as an officer of the Company since 1995 in the following capacities: from August 1999 to February 2001 as President; from February 1997 to February 1999 as President; and from June 1995 to February 1997 as Executive Vice President. Mr. Post is also Chairman of the Board (since February 2001) and Chief Executive Officer (since February 1997) of APS. He was President of APS from February 1997 until October 1998. In October 1998, he resigned as President and maintained the position of Chief Executive Officer of APS. He was APS' Chief Operating Officer (September 1994-February 1997). Mr. Post is also a director of APS and Blue Cross-Blue Shield of Arizona.

     Mr. Davis was elected to his present position effective February 2001. Prior to that time he was Chief Operating Officer and Executive Vice President of Pinnacle West (April 2000-February 2001), Executive Vice President, Commercial Operations of APS (September 1996-October 1998) and Vice President, Energy Delivery and Sales, Generation and Transmission of APS (June 1993-September 1996). Mr. Davis is President of APS (since October 1998) and a director of APS.

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

     Mr. Fox was elected to his present position in July 1999. Prior to that time he was Vice President, Environmental/Health/Safety and New Technology Ventures of APS (October 1995-July 1999).

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

     Mr. Palmeri was elected to his present position in August 1999. Prior to that time he was Treasurer of APS and Pinnacle West (July 1997-September 1999) and Assistant Treasurer of Pinnacle West (February 1994-July 1997). He also was elected Vice President, Finance of APS in October 1999.

     Mr. Shultz was elected to his current position in July 1999. Prior to that time he held the position of Director of Government Relations for APS (1988-July
1999).

     Mr. Stewart was elected to his present position in October 1998. Prior to that time he was Executive Vice President, Generation of APS (September 1996-October 1998) and Executive Vice President, Nuclear of APS (May 1994-September 1996). Mr. Stewart is also President of Pinnacle West Energy.

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

                                     PART II

                     ITEM 5. MARKET FOR REGISTRANT'S COMMON
                    STOCK AND RELATED SECURITY HOLDER MATTERS

     Our common stock is publicly held and is traded on the New York and Pacific Stock Exchanges. At the close of business on March 8, 2001, our common stock was held of record by approximately 39,847 shareholders.

     See "Quarterly Stock Prices and Dividends" in Item 6 for a description of the common stock price ranges on the composite tape, as reported in the Wall Street Journal for 2000 and 1999, and the dividends declared during each of the four quarters for 2000 and 1999.

                       ITEM 6. SELECTED CONSOLIDATED DATA

                (dollars in thousands, except per share amounts)

                                       2000           1999               1998           1997           1996
                                   ------------   ------------       ------------   ------------   ------------
OPERATING RESULTS
Operating revenues
  Electric                         $  3,531,810   $  2,293,184       $  2,006,398   $  1,878,553   $  1,718,272
  Real estate                           158,365        130,169            124,188        116,473         99,488
Income from continuing
  operations                       $    302,332   $    269,772       $    242,892   $    235,856   $    211,059 (a)
Discontinued operations                      --         38,000 (d)             --             --         (9,539)(b)
Extraordinary charge - net of
  income tax                                 --       (139,885)(e)             --             --        (20,340)(c)
                                   ------------   ------------       ------------   ------------   ------------
  Net income                       $    302,332   $    167,887       $    242,892   $    235,856   $    181,180
                                   ============   ============       ============   ============   ============

COMMON STOCK DATA
Book value per share - year-end    $      28.09   $      26.00       $      25.50   $      23.90   $      22.51
Earnings (loss) per average
  common share outstanding
  Continuing operations - basic    $       3.57   $       3.18       $       2.87   $       2.76   $       2.41 (a)
  Discontinued operations                    --           0.45                 --             --          (0.11)
  Extraordinary charge                       --          (1.65)                --             --          (0.23)
                                   ------------   ------------       ------------   ------------   ------------
  Net income - basic               $       3.57   $       1.98       $       2.87   $       2.76   $       2.07
                                   ============   ============       ============   ============   ============
  Continuing operations -
  diluted                          $       3.56   $       3.17       $       2.85   $       2.74   $       2.40 (a)
  Net income - diluted             $       3.56   $       1.97       $       2.85   $       2.74   $       2.06
Dividends declared per share       $      1.425   $      1.325       $      1.225   $      1.125   $      1.025
Indicated annual dividend rate -
  year-end                         $       1.50   $       1.40       $       1.30   $       1.20   $       1.10
Average common shares
  outstanding - basic                84,732,544     84,717,135         84,774,218     85,502,909     87,441,515
Average common shares
  outstanding - diluted              84,935,282     85,008,527         85,345,946     86,022,709     88,021,920

TOTAL ASSETS                       $  7,149,151   $  6,608,506       $  6,824,546   $  6,850,417   $  6,989,289
                                   ============   ============       ============   ============   ============

LIABILITIES AND EQUITY
Long-term debt less current
  maturities                       $  1,955,083   $  2,206,052       $  2,048,961   $  2,244,248   $  2,372,113
Other liabilities                     2,811,354      2,196,721          2,516,993      2,407,572      2,428,180
                                   ------------   ------------       ------------   ------------   ------------
                                      4,766,437      4,402,773          4,565,954      4,651,820      4,800,293
Minority interests
  Non-redeemable preferred
  stock of APS                               --             --             85,840        142,051        165,673
  Redeemable preferred stock of
  APS                                        --             --              9,401         29,110         53,000
Common stock equity                   2,382,714      2,205,733          2,163,351      2,027,436      1,970,323
                                   ------------   ------------       ------------   ------------   ------------
Total liabilities and equity       $  7,149,151   $  6,608,506       $  6,824,546   $  6,850,417   $  6,989,289
                                   ============   ============       ============   ============   ============

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

                (dollars in thousands, except per share amounts)

                                       2000           1999         1998           1997          1996
                                    -----------   -----------   -----------   -----------   -----------
ELECTRIC OPERATING
  REVENUES
Residential                         $   880,468   $   805,173   $   766,378   $   746,937   $   721,877
Commercial                              771,909       733,038       699,016       687,988       678,130
Industrial                              146,088       159,329       172,296       164,696       162,324
Irrigation                                6,498         7,374         7,288         8,706         9,448
Other                                    10,719        11,708        10,644        11,842        13,078
                                    -----------   -----------   -----------   -----------   -----------
Total retail                          1,815,682     1,716,622     1,655,622     1,620,169     1,584,857
Wholesale                             1,594,541       506,877       300,698       226,828        98,560
Transmission for others                  14,766        11,348        11,058        10,295        10,240
Miscellaneous services                  106,821        58,337        39,020        21,261        24,615
                                    -----------   -----------   -----------   -----------   -----------
Total electric operating revenues   $ 3,531,810   $ 2,293,184   $ 2,006,398   $ 1,878,553   $ 1,718,272
                                    ===========   ===========   ===========   ===========   ===========

ELECTRIC SALES (MWH)
Residential                           9,780,680     8,774,822     8,310,689     7,970,309     7,541,440
Commercial                           10,057,707     9,543,853     8,697,397     8,524,882     8,233,762
Industrial                            2,511,292     2,561,349     3,279,430     3,123,283     3,039,357
Irrigation                               87,073        99,669        84,640       112,363       121,775
Other                                    97,772        94,877        90,927        86,090        84,362
                                    -----------   -----------   -----------   -----------   -----------
Total retail                         22,534,524    21,074,570    20,463,083    19,816,927    19,020,696
Wholesale                            21,997,357    15,693,834    10,317,391     9,233,573     3,367,234
                                    -----------   -----------   -----------   -----------   -----------
Total electric sales                 44,531,881    36,768,404    30,780,474    29,050,500    22,387,930
                                    ===========   ===========   ===========   ===========   ===========
ELECTRIC CUSTOMERS -
  END OF YEAR
Residential                             762,574       735,359       708,215       680,478       654,602
Commercial                               90,273        86,707        83,506        81,246        78,178
Industrial                                3,286         3,183         3,084         3,192         3,055
Irrigation                                  371           754           710           764           841
Other                                       965           932           895           851           828
                                    -----------   -----------   -----------   -----------   -----------
Total retail                            857,469       826,935       796,410       766,531       737,504
Wholesale                                    67            73            67            50            48
                                    -----------   -----------   -----------   -----------   -----------
Total electric customers                857,536       827,008       796,477       766,581       737,552
                                    ===========   ===========   ===========   ===========   ===========

See "Financial Review" on pages 29-45 for a discussion of certain information in the table above.

QUARTERLY STOCK PRICES AND DIVIDENDS
STOCK SYMBOL: PNW

                                                                      Dividends
                                                                         Per
    2000                  High            Low            Close          Share
    ----                  ----            ---            -----          -----
1st  Quarter              $32.31         $26.25          $28.19        $ 0.350
2nd  Quarter               35.88          27.88           33.88          0.350
3rd  Quarter               51.31          33.81           50.89          0.350
4th  Quarter               52.22          40.89           47.63          0.375

                                                                      Dividends
                                                                         Per
    1999                  High            Low            Close         Share(a)
    ----                  ----            ---            -----         --------
1st  Quarter              $43.38         $35.94          $36.38        $ 0.325
2nd  Quarter               42.94          36.25           40.25          0.650
3rd  Quarter               41.31          34.69           36.38             --
4th  Quarter               38.13          30.19           30.56          0.350

(a)  Dividends for the 3rd quarter of 1999 were declared in June 1999.

                            ITEM 7. FINANCIAL REVIEW

INTRODUCTION

     In this section, we explain the results of operations, general financial condition, and outlook for Pinnacle West and our subsidiaries: Arizona Public Service Company (APS), Pinnacle West Energy Corporation (Pinnacle West Energy), APS Energy Services Company, Inc. (APS Energy Services), SunCor Development Company (SunCor), and El Dorado Investment Company (El Dorado), including:

     *    the changes in our earnings from 1999 to 2000 and from 1998 to 1999;

     *    the effects of regulatory agreements on our results and outlook;

     *    our capital needs and resources;

     *    major factors that affect our financial outlook; and

     *    our management of market risks.

OVERVIEW OF OUR BUSINESS

     Pinnacle West owns all of the outstanding common stock of APS. APS is Arizona's largest electric utility and provides retail and wholesale electric service to the entire state with the exception of Tucson and about one-half of the Phoenix area. APS also generates and, directly or through our power marketing division, sells and delivers electricity to wholesale customers in the western United States.

     Our other major subsidiaries are:

     * Pinnacle West Energy, through which we intend to conduct our unregulated generation operations;

     * APS Energy Services, which sells energy and energy-related products and services in competitive retail markets in the western United States;

     * SunCor, which is a developer of residential, commercial, and industrial real estate projects in Arizona, New Mexico, and Utah; and

     *    El Dorado, which is primarily a venture capital and investment firm.

OUR BUSINESS STRATEGIES

     Our business strategies are linked to the strong growth characteristics of Arizona and the western regional market. We are committed to the West and are pursuing the following primary strategies:

     * Continuing focus on customer value provided by APS, our regulated "energy delivery" company;

     * Expanding our interests in competitively efficient generation assets in the West through Pinnacle West Energy by developing new plants, increasing our ownership share of plants that we already operate and partially own, and buying plants from other utilities;

     * Aggressively managing costs, with an emphasis on the reduction of variable costs per generating unit (fuel, operations, and maintenance expenses) and on increased productivity through technological efficiencies; and

     *    Managing energy activities, including:

          *    continuing expansion of wholesale operations;
          *    managing commodity price risk; and
          * providing sufficient capacity, energy, and ancillary services to reliably meet obligations to our regulated service customers.

BUSINESS SEGMENTS

     As we discuss below in greater detail, APS' 1999 Settlement Agreement with the Arizona Corporation Commission (ACC) authorizes APS to transfer its competitive generation assets and services to one or more corporate affiliates no later than December 31, 2002. We have internally organized our operations into the following two principal business segments, determined by products, services, and regulatory environment:

     * The electricity delivery business segment, which consists of the transmission and distribution of electricity and wholesale activities; and

     * The generation business segment, which consists of our generation activities.

     See "Business Segments" in Note 18 for more information about our business segments. In general, we have structured our discussion below based on existing legal entities rather than the operating segments defined by the new organizational structure because we continue to analyze these matters internally by legal entity. The "Results of Operations," for example, primarily reflect the results of APS' operations because APS currently owns substantially all of our assets and produces substantially all of our profits.

     Throughout this Financial Review, we refer to specific "Notes" in the Notes to Consolidated Financial Statements that begin on page 54. These Notes add further details to the discussion.

RESULTS OF OPERATIONS

        The following is a summary of net income for 2000, 1999, and 1998:

                              (dollars in millions)

                                                           2000              1999              1998
                                                         --------          --------          --------
APS                                                      $    307          $    267          $    246
Pinnacle West Energy                                           (2)               --                --
APS Energy Services                                           (13)               (9)               --
SunCor                                                         11                 6                45
El Dorado                                                       2                11                 5
Parent Company                                                 (3)               (5)              (53)
                                                         --------          --------          --------
Income from Continuing Operations                             302               270               243
Income Tax Benefit from Discontinued Operations                --                38                --
Extraordinary Charge - Net of Income Taxes of $94              --              (140)               --
                                                         --------          ---------         --------
Net Income                                               $    302          $    168          $    243
                                                         ========          ========          ========

     2000 COMPARED WITH 1999

     Our 2000 consolidated net income was $302 million compared with $168 million in 1999. Our 2000 net income increased $134 million over 1999 primarily because of a $140 million after-tax extraordinary charge that we recorded in 1999. This charge reflected a regulatory disallowance resulting from an ACC-approved Settlement Agreement related to the implementation of retail electric competition. The resulting increase in our 2000 net income was partially offset by a $38 million income tax benefit from discontinued operations that we also recorded in 1999. See "Regulatory Agreements" below and Notes 1 and 3 for additional information about the 1999 Settlement Agreement and the resulting regulatory disallowance. See Note 4 for additional information about the income tax benefit from discontinued operations.

     Income from continuing operations increased $32 million, or 12%, over 1999 primarily because of increases in wholesale and retail electric sales and in real estate profits. These positive factors more than offset decreases resulting from the completion of investment tax credit (ITC) amortization in 1999, reductions in retail electricity prices, lower earnings from El Dorado, and miscellaneous factors. See "Regulatory Agreements" below and Note 3 for information on the price reductions. See "Regulatory Agreements" below and Note 4 for additional information about ITC amortization.

     In 2000, electric operating revenues increased $1.2 billion primarily because of:

     *    increased wholesale revenues ($1.1 billion);

     * increases in the number of retail electricity customers and the average amount of electricity used by customers ($97 million); and

     *    weather impacts ($33 million).

     As mentioned above, these positive factors were partially offset by the effects of reductions in retail electricity prices ($28 million).
     The increase in wholesale revenues resulted primarily from higher prices and increased activity in western United States wholesale power markets. These revenues were accompanied by increases in purchased power and fuel expense of $1.0 billion.

     Fuel and purchased power expenses were also higher because of higher retail sales volumes and increased prices.

     The increase in real estate profits resulted from increases in sales of land and homes by SunCor.

     The increase in operations and maintenance expenses, which primarily related to customer growth, was substantially offset by $20 million of non-recurring items recorded in 1999.

     Net other income and expense decreased $11 million primarily because of a decrease in the market value of El Dorado's investment in a technology-related venture capital partnership. See Note 1 for additional information about the valuation of El Dorado's investments.

     1999 COMPARED WITH 1998

     Our 1999 consolidated net income was $168 million compared with $243 million in 1998. Our 1999 net income decreased $75 million from 1998 primarily because of a $140 million after-tax extraordinary charge that we recorded in 1999. This charge reflected a regulatory disallowance resulting from an ACC-approved Settlement Agreement related to the implementation of retail electric competition. The resulting decrease in our 1999 net income was partially offset by a $38 million income tax benefit from discontinued operations that we also recorded in 1999. See "Regulatory Agreements" below and Notes 1 and 3 for additional information about the 1999 Settlement Agreement and the resulting regulatory disallowance. See Note 4 for additional information about the income tax benefit from discontinued operations.

     Income from continuing operations increased $27 million, or 11%, over 1998 primarily because of increases in retail electricity revenues and lower financing costs. These positive factors more than offset the effects of retail electricity price reductions and higher utility operations and maintenance expense. See "Regulatory Agreements" below and Note 3 for additional information about the price reductions.

     In 1999, electric operating revenues increased $287 million primarily because of:

     *    increased wholesale revenues ($219 million);

     * increases in retail electricity customers and the average amount of electricity used by customers ($81 million); and

     *    miscellaneous factors ($9 million).

     As mentioned above, these positive factors were partially offset by the effects of reductions in retail prices ($22 million).

     The increase in wholesale revenues resulted from higher prices and increased activity in western United States wholesale markets. The revenues were accompanied by an increase in purchased power expenses. Although these activities contributed positively to earnings in both periods, the contribution in 1999 was lower than in 1998.

     Operations and maintenance expenses increased $27 million primarily because of $20 million of non-recurring items recorded in 1999, including a provision for certain environmental costs. Other increases primarily related to customer growth were partially offset by lower employee benefit costs.

     Net other income and expense increased $10 million primarily because of an increase in the market value of El Dorado's investment in a technology-related venture capital partnership. See Note 1 for additional information about the valuation of El Dorado's investments.

     REGULATORY AGREEMENTS

     Regulatory agreements approved by the ACC affect the results of APS' operations. The following discussion focuses on three agreements approved by the ACC, each of which included retail electricity price reductions:

     * The 1999 Settlement Agreement to implement retail electric competition;

     * A 1996 agreement that accelerated the amortization of APS' regulatory assets; and

     *    A 1994 settlement that accelerated the amortization of APS' deferred
          ITCs.

     1999 SETTLEMENT AGREEMENT

     As part of the 1999 Settlement Agreement, APS agreed to reduce retail electricity prices for standard, full offer service customers with loads less than three megawatts in a series of annual decreases of 1.5% on July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease required by the 1996 regulatory agreement (see below). For customers having loads three megawatts or greater, standard offer rates will be reduced in annual increments that total 5% in the years 1999 through 2002.

     The 1999 Settlement Agreement also removed, as a regulatory disallowance, $234 million before income taxes ($183 million net present value) from ongoing regulatory cash flows. APS recorded this regulatory disallowance as a net reduction of regulatory assets and reported it as a $140 million after-tax extraordinary charge on the 1999 income statement.

     Under the 1996 Regulatory Agreement, APS was recovering substantially all of its regulatory assets through accelerated amortization over an eight-year period that would have ended June 30, 2004. For more details, see Note 1. The regulatory assets to be recovered under the 1999 Settlement Agreement are now being amortized as follows:

                              (dollars in millions)
                                                         1/1 - 6/30
    1999        2000       2001       2002       2003       2004      Total
    ----        ----       ----       ----       ----       ----      -----
    $164        $158       $145       $115        $86        $18       $686

See Note 3 and "Business Outlook - Electric Competition (Retail)" below for additional information regarding the 1999 Settlement Agreement.

     1996 REGULATORY AGREEMENT

     As part of the 1996 regulatory agreement, APS reduced its retail electricity prices by 3.4% effective July 1, 1996. This reduction decreased annual revenue by about $49 million annually ($29 million after income taxes). APS also agreed to share future cost savings with its customers during the term of this agreement, which resulted in the following additional retail price reductions:

     * $18 million annually ($11 million after income taxes), or 1.2%, effective July 1, 1997;

     * $17 million annually ($10 million after income taxes), or 1.1%, effective July 1, 1998; and

     * $11 million annually ($7 million after income taxes), or 0.7%, effective July 1, 1999 (as noted above, this reduction was included in the July 1, 1999 price reduction under the 1999 Settlement Agreement).

     1994 RATE SETTLEMENT

     As part of a 1994 rate settlement, APS accelerated amortization of substantially all of its ITCs over a five-year period that ended on December 31, 1999. The amortization of ITCs decreased annual consolidated income tax expense by about $24 million. Beginning in 2000, no further benefits were reflected in income tax expense related to the acceleration of the ITCs (see Note 4).

CAPITAL NEEDS AND RESOURCES

     CAPITAL EXPENDITURE REQUIREMENTS

     The following table summarizes the actual capital expenditures for the period ended December 31, 2000 and estimated capital expenditures for the next three years:

                              CAPITAL EXPENDITURES
                              (dollars in millions)

                                        (actual)            (estimated)
                                         ------     ----------------------------
                                          2000       2001       2002       2003
                                         ------     ------     ------     ------
APS
     Delivery                            $  285     $  337     $  293     $  294
     Existing Generation (a)                187        118        108         --
                                         ------     ------     ------     ------
                                            472        455        401        294
                                         ------     ------     ------     ------
Pinnacle West Energy (b)
     Generation Expansion                   193        659        129        132
     Existing Generation (a)                 --         --         --        122
                                         ------     ------     ------     ------
                                            193        659        129        254
                                         ------     ------     ------     ------

SunCor (c)                                   50         75         23         14
                                         ------     ------     ------     ------

Other (d)                                    --         21          9          9
                                         ------     ------     ------     ------

Total                                    $  715     $1,210     $  562     $  571
                                         ======     ======     ======     ======

(a) Pursuant to the 1999 Settlement Agreement, APS is required to move its generating assets and competitive services no later than December 31, 2002.
(b) Does not include the Southern California Edison (SCE) purchase agreements. See Note 12 and "Capital Resources and Cash Requirements - Pinnacle West Energy" below.
(c) Consists primarily of capital expenditures for land development and retail and office building construction.
(d)  Primarily APS Energy Services.

     CAPITAL RESOURCES AND CASH REQUIREMENTS

     PINNACLE WEST (PARENT COMPANY)

     During the past three years, our primary cash needs were for:

     *    dividends to our shareholders;

     * equity infusions into our subsidiaries, including $200 million invested in APS from 1996 through 1999 as part of the 1996 regulatory agreement (see Note 3) and $193 million invested in Pinnacle West Energy for 2000 capital expenditures;

     *    interest payments; and

     *    optional and mandatory repayment of principal on our long-term debt.

     Over the next three years, we anticipate that our cash needs will fall into these same categories, although we expect our equity infusions into Pinnacle West Energy to continue as it invests in additional generating facilities (see below) until it begins to finance its own construction needs.

     Our primary sources of cash are dividends from our subsidiaries and external financing. For the years 1998 through 2000, total dividends from subsidiaries were $596 million, which included $510 million from APS, $50 million from SunCor, and $36 million from El Dorado.

     Our long-term debt at December 31, 2000 was $238 million compared to $106 million at December 31, 1999. We have a $250 million line of credit, under which we had $188 million of borrowings outstanding at December 31, 2000. Our debt repayment requirements for the next three years are approximately: $213 million in 2001, zero in 2002, and $25 million in 2003.

     APS

     APS' capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt. APS pays for its capital requirements with cash from operations and, to the extent necessary, external financing.

     During the period from 1998 through 2000, APS paid for substantially all of its capital expenditures with cash from operations. APS expects to do so in 2001 through 2003, as well.

     See the table above for actual capital expenditures in 2000 and projected capital expenditures for the next three years. In general, most of APS' projected capital expenditures are for:

     * expanding transmission and distribution capabilities to serve growing customer needs;

     *    upgrading existing utility property; and

     *    environmental purposes.

     During 2000, APS redeemed approximately $357 million of long-term debt, including premiums, with cash from operations and from the issuance of long- and short-term debt. APS' long-term debt redemption requirements for the next three years are approximately: $380 million in 2001; $125 million in 2002; and zero in 2003. APS made optional redemptions of about $13 million of long-term debt in February 2001. Based on market conditions and optional call provisions, APS may make optional redemptions of long-term debt from time to time.

     As of December 31, 2000, APS had credit commitments from various banks totaling about $250 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. At the end of 2000, APS had about $82 million of commercial paper and no long-term bank borrowings outstanding.

     APS' long-term debt was $2.1 billion at December 31, 2000 and 1999.

     Although provisions in APS' first mortgage bond indenture and ACC financing orders establish maximum amounts of additional first mortgage bonds that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

     PINNACLE WEST ENERGY

     Pinnacle West Energy has announced plans to build up to 2,800 megawatts
(MW) of generating capacity from 2001-2006 at an estimated cost of about $1.3 billion.

             Site                                                   MW
             ----                                                 ------
          West Phoenix 4                                             120
          West Phoenix 5                                             530
          Redhawk 1                                                  530
          Redhawk 2                                                  530
          Redhawk 3                                                  530
          Redhawk 4                                                  530
                                                                  ------
          TOTAL                                                    2,770
                                                                  ======

     As discussed in greater detail below, Pinnacle West Energy has also announced plans to purchase Nevada Power Company's (NPC) Harry Allen Power Station and SCE's interest in the Palo Verde Nuclear Generating Station (Palo Verde).

     Pinnacle West Energy is also considering additional expansion, which may result in additional expenditures.

     Pinnacle West Energy expects to fund its capital requirements through internally generated cash, debt issued directly by Pinnacle West Energy, and capital infusions from the parent company's internally generated cash and external financing.

     Pinnacle West Energy is currently planning a 650 MW expansion of the West Phoenix Power Plant and the construction of a natural gas-fired electric generating station of up to four, 530 MW units, near the Palo Verde, called Redhawk. Construction on the 120 MW West Phoenix Unit 4 began in June 2000, with commercial operation of the unit expected in the summer of 2001. Pinnacle West Energy expects construction to begin on the 530 MW West Phoenix Unit 5 in the fall of 2001, with commercial operation beginning in mid-2003. Construction began on the first two units of Redhawk in December 2000, and commercial operation is currently scheduled for the summer of 2002.

     Pinnacle West Energy has entered into an agreement with NPC to purchase NPC's 72 MW gas-fired Harry Allen Power Station about 30 miles northeast of Las Vegas, Nevada, for a net purchase price, after adjustments for purchased power commitments, of approximately $65.2 million. The purchase is subject to filing with and/or approval of various regulatory agencies, including the Federal Energy Regulatory Commission (FERC) and the Nevada Public Utility Commission
(NPUC). The filing with the NPUC was made in February 2001. NPC will have the right, but not the obligation, to purchase the output from the Harry Allen plant at market rates, subject to a floor and a cap. As demand grows in the region during the next five years, Pinnacle West Energy expects to add a 480 MW gas-fired, combined cycle unit to the site. The Governor of Nevada recently requested that the NPUC reexamine NPC's divestiture of generation assets. The timing and result of any action by the NPUC is not yet known.

     On April 27, 2000, Pinnacle West Energy entered into two separate agreements with SCE to purchase SCE's 15.8% ownership interest in Palo Verde and its 48% ownership interest in the Four Corners Power Plant. Consistent with the agreements, on January 5, 2001, Pinnacle West Energy informed SCE that it would not match a competing bid that SCE received for its Four Corners ownership interest. Therefore, Pinnacle West Energy will not purchase SCE's Four Corners interest under the April 2000 agreement unless the Palo Verde transaction closes, the competing Four Corners transaction does not close, and Pinnacle West Energy acquires the Four Corners interest at the original $300 million purchase price as a standby purchaser. SCE did not receive any qualified competing bids for its Palo Verde ownership interest, which Pinnacle West Energy agreed to purchase for $250 million. However, recently-enacted California legislation provides that "no facility for the generation of electricity owned by a public utility may be disposed of prior to January 1, 2006." Unless this California law is amended, Pinnacle West Energy would not be able to acquire SCE's Palo Verde ownership interest pursuant to the original April 2000 agreement.

     OTHER SUBSIDIARIES

     During the past three years, SunCor and El Dorado each funded all of their cash requirements with cash from operations and, in the case of SunCor, its own external financings. APS Energy Services funded its cash requirements with cash infusions from the parent company.

     SunCor's capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the Capital Expenditures Table above for actual capital expenditures in 2000 and projected capital expenditures for the next three years. SunCor expects to fund its capital requirements from internally generated cash and external financings.

     As of December 31, 2000, SunCor had a $120 million line of credit, under which $110 million of borrowings were outstanding. SunCor's debt repayment obligations for the next three years are approximately: zero in 2001; $37 million in 2002; and $74 million in 2003.

     El Dorado does not have any capital requirements over the next three years. El Dorado intends to focus on the realization of the value of its existing investments. El Dorado's future investments are expected to be limited to opportunities related to the energy sector.

     APS Energy Services' capital expenditures and other cash requirements will be funded from cash invested by the parent company.

ACCOUNTING MATTERS

     We adopted a new standard on accounting for derivatives in 2001. As a result, in January 2001 we recognized a $3 million after-tax loss in net income as a cumulative effect of a change in accounting principles, and a $64 million after-tax gain in equity (as a component of other comprehensive income). The gain resulted from unrealized gains on cash flow hedges. There are still several unresolved issues related to the application of certain provisions of this new standard as it relates to the electric utility industry. The ultimate resolution of these issues by the Financial Accounting Standards Board (FASB) could result in a material impact to our financial statements and increased volatility in future net income and comprehensive income. See Note 2 for further information. Also, see Note 2 for a description of a proposed standard on accounting for certain liabilities related to closure or removal of long-lived assets.

     We prepare our financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in our financial statements. As a result of the 1999 Settlement Agreement (see "Regulatory Agreements" above and Note 3), we discontinued the application of SFAS No. 71 for our generation operations. As a result, we tested the generation assets for impairment and determined that the generation assets were not impaired. Pursuant to the 1999 Settlement Agreement, we reported a regulatory disallowance ($140 million after income taxes) as an extraordinary charge on the 1999 income statement. See Note 1 for additional information on regulatory accounting and
Note 3 for additional information on the 1999 Settlement Agreement.

BUSINESS OUTLOOK

     This section describes several major factors affecting our financial outlook.

     COMPETITION AND INDUSTRY RESTRUCTURING

     ELECTRIC COMPETITION (WHOLESALE)

     The National Energy Policy Act of 1992 (1992 Energy Act) and the FERC's subsequent rulemaking activities have established the regulatory framework to open the wholesale electricity market to competition. The 1992 Energy Act amended provisions of the Public Utility Holding Company Act of 1935 and the Federal Power Act to remove certain barriers to a competitive wholesale market. The 1992 Energy Act permits utilities to participate in the development of independent electric generating plants for electricity sales to wholesale customers, and also permits the FERC to order transmission access for third parties to transmission facilities owned by another entity. The 1992 Energy Act does not, however, permit the FERC to issue an order requiring transmission access to retail customers. Open-access transmission for wholesale customers as defined by the FERC's final rules provides energy suppliers, including us, with opportunities to sell and deliver electricity at market-based prices.

     ELECTRIC COMPETITION (RETAIL)

     On September 21, 1999, the ACC voted to approve the rules that provide a framework for the introduction of retail electric competition in Arizona (the Rules). Among other things, the Rules require most utilities, including APS, to transfer all competitive generation assets and services either to an unaffiliated party or to a separate corporate affiliate. The Rules require the transfer to take place by January 1, 2001, absent a waiver. APS received a waiver in the 1999 Settlement Agreement to allow the transfer of its competitive generation assets and services to affiliates no later than December 31, 2002. Accordingly, we plan to complete the move of such assets and services from APS to the parent company or to Pinnacle West Energy by the end of 2002, as required.

     Although the Rules allow retail customers to have access to competitive providers of energy and energy services, APS is the "provider of last resort" for standard offer customers under rates that have been approved by the ACC. These rates are fixed until July 1, 2004. The 1999 Settlement Agreement allows APS to seek adjustment of these rates in the event of emergency conditions or circumstances, such as the inability to secure financing on reasonable terms, or material changes in APS' cost of service for ACC-regulated services resulting from federal, tribal, state or local laws, regulatory requirements, judicial decisions, actions or orders. Energy prices in the western wholesale market vary and, during the course of the last year, have been volatile. At various times prices in the spot wholesale market have significantly exceeded the amount included in APS' current retail rates. APS expects these market conditions to continue in 2001. We believe we have adequately supplemented our current generation portfolio with power purchased through contracts and hedging techniques that limit exposure to the volatile spot wholesale power market. However, in the event of shortfalls due to unforeseen increases in load demand or generation outages, APS may need to purchase additional supplemental power in the wholesale spot market. Unless APS is able to obtain an adjustment of its rates under the 1999 Settlement Agreement, there can be no assurance that APS would be able to fully recover the costs of this power.

     As discussed in Note 3 of Notes to Consolidated Financial Statements in
Item 8, the 1999 Settlement Agreement authorizes APS to transfer its competitive generation assets and services to one or more corporate affiliates no later than December 31, 2002. APS intends to move its generation assets to Pinnacle West Energy within that timeframe. Following its receipt of these generation assets, Pinnacle West Energy expects to sell its power at wholesale to our power marketing division (Power Marketing). Power Marketing, in turn, is expected to sell power to APS and to non-affiliated power purchasers. APS is expected to meet fifty percent of its energy needs under a power purchase agreement with Power Marketing. As required by the Rules, APS will acquire the remaining fifty percent of its energy needs through a competitive bid process in which Power Marketing may participate. We believe that these arrangements will allow us to manage APS' exposure to the wholesale power market during the period within which APS' rates are fixed, as discussed in the preceding paragraph.

     Under the 1999 Settlement Agreement, the Rules are to be interpreted and applied, to the greatest extent possible, in a manner consistent with the 1999 Settlement Agreement. If the two cannot be reconciled, APS must seek, and the other parties to the 1999 Settlement Agreement must support, a waiver of the Rules in favor of the 1999 Settlement Agreement. Several rural electric cooperatives and the Arizona Consumers Council, a private non-profit public interest group (represented by the Arizona Center for Law in the Public Interest, also a private non-profit public interest organization) have filed court challenges to the Rules. Although these actions do not directly challenge the divestiture provisions of the Rules, they do raise fundamental constitutional issues concerning the ability of the ACC to permit the forces of competition to determine retail electric prices.

     On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgment holding that the Rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted to the Arizona Attorney General for certification. The judgment also invalidates all ACC orders authorizing competitive electric service providers, including APS Energy Services, in Arizona. We do not believe the ruling affects the 1999 Settlement Agreement. The 1999 Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to the fair value of APS' property in the order approving the 1999 Settlement Agreement. The ACC and other parties aligned with the ACC have appealed the ruling to the Court of Appeals, as a result of which the ruling is automatically stayed pending further judicial review.

     On December 13, 1999, two parties filed lawsuits challenging the ACC's approval of the 1999 Settlement Agreement. Each party bringing the lawsuits appealed the ACC's order approving the APS 1999 Settlement Agreement directly to the Arizona Court of Appeals, as provided by Arizona law. In one of the appeals, on December 26, 2000, the Arizona Court of Appeals affirmed the ACC's approval of the 1999 Settlement Agreement. A decision is still pending on the other appeal, which raises a number of different issues.

     Neither party challenging the 1999 Settlement Agreement has raised issues regarding the 1999 Settlement Agreement that could not be remedied by the ACC if the Arizona Court of Appeals remands the 1999 Settlement Agreement to the ACC. However, it is impossible to predict with certainty exactly what the ACC would do in the event the order approving the 1999 Settlement Agreement were invalidated, either in whole or in part. Even aside from the pending litigation, the ACC retains continuing jurisdiction over all orders issued by it and can attempt to "rescind, alter or amend" such order under appropriate circumstances and upon notice and hearing.

     In May 1998, a law was enacted by the Arizona legislature to facilitate implementation of retail electric competition in the state. Additionally, legislation related to electric competition has been proposed in the United States Congress. See Note 3 for additional information about the Rules, the 1999 Settlement Agreement, the ongoing litigation related to each, and for legislative developments.

     As a result of the foregoing matters, as well as energy market developments, particularly in California (see "California Energy Market Issues" below), electric utility restructuring is in a state of flux in the western United States and around the country.

     GENERATION EXPANSION

     See "Capital Needs and Resources -- Capital Resources and Cash Requirements
- Pinnacle West Energy" and Note 12 for information regarding our generation expansion plans. The planned additional generation is expected to increase revenues, fuel expenses, operating expenses, and financing costs.

     CALIFORNIA ENERGY MARKET ISSUES

     SCE and PG&E Corp. (PG&E) have publicly disclosed that their liquidity has been materially and adversely affected because of, among other things, their inability to pass on to ratepayers the prices each has paid for energy and ancillary services procured through the California Power Exchange (PX) and California Independent System Operator (ISO).

     We are closely monitoring developments in the California energy market and the potential impact of these developments on us and our subsidiaries. We have evaluated, among other things, SCE's role as a Palo Verde and Four Corners participant; APS' transactions with the PX and the ISO; contractual relationships with SCE and PG&E; APS Energy Services' retail transactions involving SCE and PG&E; and power marketing exposures. Based upon the financial transactions to date, we do not believe the foregoing matters will have a material adverse effect on our financial position or liquidity. We cannot predict with certainty, however, the impact that any future resolution, or attempted resolution, of the California energy market situation may have on us or our subsidiaries or the regional energy market in general.

     See "Capital Resources and Cash Requirements - Pinnacle West Energy" above for a discussion of Pinnacle West Energy's agreement to purchase SCE's Palo Verde interest.

     FACTORS AFFECTING OPERATING REVENUES

     Electric operating revenues are derived from sales of electricity in regulated retail markets in Arizona, and from competitive retail and wholesale bulk power markets in the western United States.

These revenues are expected to be affected by electricity sales volumes related to customer mix, customer growth and average usage per customer, as well as electricity prices and variations in weather from period to period.

     In APS' regulated retail market area, APS will provide electricity services to standard-offer, full-service customers and to energy delivery customers who have chosen another provider for their electricity commodity needs (unbundled customers). Customer growth in APS' service territory averaged 3.8% a year for the three years 1998 through 2000; we currently expect customer growth to average 3.5% to 4% a year for 2001 through 2003. We currently estimate that retail electricity sales in kilowatt-hours will grow 3.5% to 4.5% a year in 2001 through 2003, before the retail effects of weather variations. The customer growth and sales growth referred to in this paragraph apply to energy delivery customers. As industry restructuring evolves in the regulated market area, we cannot predict the number of APS' standard offer customers that will switch to unbundled service.

     Wholesale activities will be affected by electricity prices and costs of available fuel and purchased power in the western United States, as well as competitive market conditions and regulatory and legislative changes in various state and federal jurisdictions. These factors have significantly affected our wholesale power activities and their resultant earnings contributions over the last several years. We cannot predict future contributions from wholesale activities.

     Competitive sales of energy and energy-related products and services are made by APS Energy Services in western states that have opened to competitive supply. Such activities are currently not material to our consolidated financial results.

     OTHER FACTORS AFFECTING FUTURE FINANCIAL RESULTS

     Fuel and purchased power costs are impacted by our electricity sales volumes, existing contracts for generation fuel and purchased power, our power plant performance, prevailing market prices, and our hedging program for managing such costs.

     Operations and maintenance expenses are expected to be affected by sales mix and volumes, inflation, and other factors.

     Depreciation and amortization expenses are expected to be affected by net additions to existing utility plant and other property, changes in regulatory asset amortization, and our generation expansion program. See Note 1 for the regulatory asset amortization that is being recorded in 1999 through 2004 pursuant to the 1999 Settlement Agreement. Also, see Note 1 regarding current depreciation rates.

     Taxes other than income taxes consist primarily of property taxes, which are affected by tax rates and the value of property in service and under construction. We expect property taxes to increase primarily due to our generation expansion program and our additions to existing facilities.

     Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. The primary factors affecting borrowing levels in the next several years are expected to be our generation expansion program and our internally generated cash flow.

     The annual earnings contribution from our real estate subsidiary, SunCor, is expected to remain modest over the next several years. SunCor's earnings were $5 million (excluding the effects of a $40 million deferred tax asset transfer) in 1998, $6 million in 1999, and $11 million in 2000.

     El Dorado, our investment subsidiary, is affected by market conditions related to its investments. See Note 1 for a discussion of recent events affecting El Dorado's financial results and its outlook. Historical results are not necessarily indicative of future performance for El Dorado. El Dorado's strategies focus on realization of the value of its existing investments. Any future investments are expected to be in the energy business.

     Our financial results may be affected by a number of broad factors. See "Forward-Looking Statements" below for further information on such factors, which may cause our actual future results to differ from those we currently seek or anticipate.

     We cannot accurately predict the impact of full retail competition on our financial position, cash flows, results of operations, or liquidity. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete effectively in a restructured industry.

MARKET RISKS

     Our operations include managing market risks related to changes in interest rates, commodity prices, and investments held by the nuclear decommissioning trust fund.

     INTEREST RATE AND EQUITY RISK

     Our major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable-rate debt and interest earned by our nuclear decommissioning trust fund (see Note 13). Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The nuclear decommissioning fund also has risks associated with changing market values of equity investments. Nuclear decommissioning costs are recovered in regulated electricity prices.

     The tables below present contractual balances of our long-term debt and commercial paper at the expected maturity dates as well as the fair value of those instruments on December 31, 2000 and December 31, 1999. The interest rates presented in the tables below represent the weighted average interest rates for the years ended December 31, 2000 and December 31, 1999.

Expected Maturity/Principal Repayment
December 31, 2000
(dollars in thousands)

                           Short-Term             Variable Long-Term             Fixed Long-Term
                     ----------------------    ------------------------      ------------------------
                     Interest                  Interest                      Interest
                       Rates        Amount       Rates         Amount          Rates        Amount
                       -----        ------       -----         ------          -----        ------
2001                   6.64%       $ 82,775      7.23%      $   438,203        6.63%      $    25,266
2002                                     --      8.62%           36,890        8.13%          125,000
2003                                     --      8.61%           73,578        6.89%           25,443
2004                                     --      8.87%              268        6.17%          205,000
2005                                     --      8.89%              294        7.28%          400,000
Years thereafter                         --      4.13%          483,790        7.47%          610,813
                                   --------                 -----------                   -----------
Total                              $ 82,775                 $ 1,033,023                   $ 1,391,522
                                   ========                 ===========                   ===========
Fair value                         $ 82,775                 $ 1,033,023                   $ 1,422,014
                                   ========                 ===========                   ===========

Expected Maturity/Principal Repayment
December 31, 1999
(dollars in thousands)

                           Short-Term             Variable Long-Term             Fixed Long-Term
                     ----------------------    ------------------------      ------------------------
                     Interest                  Interest                      Interest
                       Rates        Amount       Rates         Amount          Rates        Amount
                       -----        ------       -----         ------          -----        ------
2000                   5.33%       $ 38,300     10.25%        $      87        5.79%      $   114,711
2001                     --              --      7.00%          336,117        6.70%           27,488
2002                     --              --      8.47%           64,085        8.13%          125,000
2003                     --              --      5.51%           50,118        6.87%           25,000
2004                     --              --     10.25%              130        6.17%          205,000
Years thereafter         --              --      3.19%          479,727        7.87%          900,483
                                   --------                   ---------                   -----------
Total                              $ 38,300                   $ 930,264                   $ 1,397,682
                                   ========                   =========                   ===========
Fair value                         $ 38,300                   $ 930,264                   $ 1,366,968
                                   ========                   =========                   ===========

     COMMODITY PRICE RISK

     Pinnacle West's Energy Risk Management Committee (the ERMC) has established risk management guidelines to monitor and manage commodity price risks. The ERMC is chaired by Pinnacle West's Vice President of Finance and is comprised of senior executives.

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal, and emissions allowances. We employ established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels, and emissions allowances/credits. In addition, subject to specified risk parameters established by the Board of Directors and monitored by the ERMC, we engage in trading activities intended to profit from market price movements. In accordance with Emerging Issues Task Force (EITF) 98-10, "Accounting for contracts involved in energy trading and risk management activites," such trading positions are marked to market. These trading activities are part of our wholesale activities and are reflected in the wholesale revenues and expenses.

     As of December 31, 2000, a hypothetical adverse price movement of 10% in the market price of our commodity derivative portfolio would have decreased the fair market value of these contracts by approximately $29 million, compared to a $6 million decrease that would have been realized as of December 31, 1999. The increase in this exposure over 1999 is a result of the increased volume of hedged positions and increased prices in this portfolio. This analysis does not include the favorable impact this same hypothetical price move would have had on certain underlying physical exposures being hedged with the commodity derivative portfolio.

     We are exposed to losses in the event of non-performance or non-payment by counterparties. We use a risk management process to assess and monitor the financial exposure of counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on earnings for a given period.

FORWARD-LOOKING STATEMENTS

     The above discussion contains forward-looking statements based on current expectations and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regional economic and market conditions, including the California energy situation, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital; weather variations affecting local and regional customer energy usage; conservation programs; the successful completion of our generation expansion program; regulatory issues associated with generation expansion, such as permitting and licensing; our ability to compete successfully outside traditional regulated markets (including the wholesale market); technological developments in the electric industry; and the strength of the stock market (particularly the technology sector in which El Dorado is currently invested) and the real estate market in SunCor's market areas, which include Arizona, New Mexico and Utah.

     These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

                      ITEM 7A. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     See "Market Risks" in Item 7 for a discussion of quantitative and qualitative disclosures about market risk.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

Report of Management........................................................  47
Independent Auditors' Report................................................  48
Consolidated Statements of Income for 2000, 1999 and 1998...................  49
Consolidated Balance Sheets as of December 31, 2000 and 1999................  50
Consolidated Statements of Cash Flows for 2000, 1999 and 1998...............  52
Consolidated Statements of Retained Earnings for 2000, 1999 and 1998........  53
Notes to Consolidated Financial Statements..................................  54
Financial Statement Schedule for 2000, 1999 and 1998
  Schedule II - Valuation and Qualifying Accounts for 2000,
  1999 and 1998.............................................................  85

See Note 14 of Notes to Consolidated Financial Statements for the selected quarterly financial data required to be presented in this Item.

                              REPORT OF MANAGEMENT

     The primary responsibility for the integrity of our financial information rests with management, which has prepared the accompanying financial statements and related information. This information was prepared in accordance with generally accepted accounting principles as appropriate in the circumstances, and based on management's best estimates and judgments. These financial statements have been audited by independent auditors and their report is included on the following page.

     Management maintains and relies upon systems of internal control. A limiting factor in all systems of internal control is that the cost of the system should not exceed the benefits to be derived. Management believes that our system provides the appropriate balance between such costs and benefits.

     Periodically the internal control system is reviewed by both our internal auditors and our independent auditors to test for compliance. Reports issued by the internal auditors are released to management, and such reports or summaries thereof are transmitted to the Audit Committee of the Board of Directors and the independent auditors on a timely basis. By letter dated February 21, 2001, to the Audit Committee, our independent auditors confirmed that they are independent accountants with respect to us within the meaning of the Securities Act and the requirements of the Independence Standards Board.

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

William J. Post                           Chris N. Froggatt

William J. Post                           Chris N. Froggatt
Chairman and                              Vice President and Controller
Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pinnacle West Capital Corporation
Phoenix, Arizona

     We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle West Capital Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 9, 2001

                        PINNACLE WEST CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)

                                                                     Year Ended December 31,
                                                       ---------------------------------------------------
                                                          2000                1999                1998
                                                       -----------         -----------         -----------
OPERATING REVENUES
  Electric                                             $ 3,531,810         $ 2,293,184         $ 2,006,398
   Real estate                                             158,365             130,169             124,188
                                                       -----------         -----------         -----------
       Total                                             3,690,175           2,423,353           2,130,586
                                                       -----------         -----------         -----------
OPERATING EXPENSES
  Fuel and purchased power                               1,934,783             796,109             545,297
  Operations and maintenance                               450,809             446,777             419,433
  Real estate operations                                   134,422             119,516             115,331
  Depreciation and amortization (Note 1)                   394,410             385,568             379,679
  Taxes other than income taxes                             99,780              96,606             103,718
                                                       -----------         -----------         -----------
       Total                                             3,014,204           1,844,576           1,563,458
                                                       -----------         -----------         -----------
OPERATING INCOME                                           675,971             578,777             567,128
                                                       -----------         -----------         -----------
OTHER INCOME (EXPENSE)
  Preferred stock dividend requirements
       of APS                                                   --              (1,016)             (9,703)
  Net other income and expense                                (186)             10,793                 609
                                                       -----------         -----------         -----------
       Total                                                  (186)              9,777              (9,094)
                                                       -----------         -----------         -----------

INCOME BEFORE INTEREST AND INCOME TAXES                    675,785             588,554             558,034
                                                       -----------         -----------         -----------
INTEREST EXPENSE
  Interest charges                                         171,239             162,381             169,145
  Capitalized interest                                     (21,638)            (11,664)            (18,596)
                                                       -----------         -----------         -----------
       Total                                               149,601             150,717             150,549
                                                       -----------         -----------         -----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES                                                      526,184             437,837             407,485
INCOME TAXES (NOTE 4)                                      223,852             168,065             164,593
                                                       -----------         -----------         -----------

INCOME FROM CONTINUING OPERATIONS                          302,332             269,772             242,892
  Income tax benefit from
       discontinued operations                                  --              38,000                  --
  Extraordinary charge - net of income
       taxes of $94,115                                         --            (139,885)                 --
                                                       -----------         -----------         -----------
NET INCOME                                             $   302,332         $   167,887         $   242,892
                                                       ===========         ===========         ===========
AVERAGE COMMON SHARES
  OUTSTANDING - BASIC                                       84,733              84,717              84,774

AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED                                     84,935              85,009              85,346

EARNINGS PER AVERAGE COMMON
SHARE OUTSTANDING (NOTE 16)
   Continuing operations - basic                       $      3.57         $      3.18         $      2.87
   Net income - basic                                         3.57                1.98                2.87
   Continuing operations - diluted                            3.56                3.17                2.85
   Net income - diluted                                       3.56                1.97                2.85
DIVIDENDS DECLARED PER SHARE                           $     1.425         $     1.325         $     1.225
                                                       ===========         ===========         ===========

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                               December 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                              $   10,363   $   20,705
  Customer and other receivables - net                      513,822      244,599
  Accrued utility revenues                                   74,566       72,919
  Materials and supplies (at average cost)                   71,966       69,977
  Fossil fuel (at average cost)                              19,405       21,869
  Deferred income taxes (Note 4)                              5,793        8,163
  Other current assets                                       97,998       60,562
                                                         ----------   ----------
      Total current assets                                  793,913      498,794
                                                         ----------   ----------

INVESTMENTS AND OTHER ASSETS
  Real estate investments - net (Note 6)                    371,323      344,293
  Other assets (Note 13)                                    318,249      267,458
                                                         ----------   ----------
      Total investments and other assets                    689,572      611,751
                                                         ----------   ----------

UTILITY PLANT (NOTES 6, 10 AND 11)
  Electric plant in service and held for future use       7,809,566    7,546,314
  Less accumulated depreciation and amortization          3,188,302    3,026,194
                                                         ----------   ----------
      Total                                               4,621,264    4,520,120
  Construction work in progress                             464,540      209,281
  Nuclear fuel, net of amortization of $61,256 and
  $66,357                                                    47,389       49,114
                                                         ----------   ----------

  Net utility plant                                       5,133,193    4,778,515
                                                         ----------   ----------

DEFERRED DEBITS
  Regulatory assets (Notes 3 and 4)                         469,867      613,729
  Other deferred debits                                      62,606      105,717
                                                         ----------   ----------
      Total deferred debits                                 532,473      719,446
                                                         ----------   ----------

TOTAL ASSETS                                             $7,149,151   $6,608,506
                                                         ==========   ==========

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                               December 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Accounts payable                                       $  375,805   $  186,524
  Accrued taxes                                              89,246       70,510
  Accrued interest                                           42,954       33,253
  Short-term borrowings (Note 5)                             82,775       38,300
  Current maturities of long-term debt (Note 6)             463,469      114,798
  Customer deposits                                          26,189       26,098
  Other current liabilities                                 110,860       26,007
                                                         ----------   ----------
      Total current liabilities                           1,191,298      495,490
                                                         ----------   ----------


LONG-TERM DEBT LESS CURRENT MATURITIES (NOTE 6)           1,955,083    2,206,052
                                                         ----------   ----------

DEFERRED CREDITS AND OTHER
  Deferred income taxes (Note 4)                          1,143,040    1,183,855
  Unamortized gain - (Note 10)                               68,636       73,212
  Other                                                     408,380      444,164
                                                         ----------   ----------
      Total deferred credits and other                    1,620,056    1,701,231
                                                         ----------   ----------

COMMITMENTS AND CONTINGENCIES (NOTES 3, 12 AND 13)

COMMON STOCK EQUITY (NOTE 8)
  Common stock, no par value; authorized
    150,000,000 shares; issued and outstanding
    84,824,947 at end of 2000 and 1999                    1,532,831    1,537,449
  Retained earnings                                         849,883      668,284
                                                         ----------   ----------
      Total common stock equity                           2,382,714    2,205,733
                                                         ----------   ----------

TOTAL LIABILITIES AND EQUITY                             $7,149,151   $6,608,506
                                                         ==========   ==========

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                    Year Ended December 31,
                                                       -----------------------------------------------
                                                          2000               1999               1998
                                                       ---------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                      $ 302,332          $ 269,772          $ 242,892
Items not requiring cash
  Depreciation and amortization                          394,410            385,568            379,679
  Nuclear fuel amortization                               30,083             31,371             32,856
  Deferred income taxes - net                             (8,973)           (17,413)            41,262
  Deferred investment tax credit                             740            (23,514)           (23,516)
  Other - net                                                478            (12,476)             1,190
Changes in current assets and liabilities
  Customer and other receivables - net                  (269,223)           (10,723)           (50,369)
  Accrued utility revenues                                (1,647)            (5,179)            (9,181)
  Materials, supplies and fossil fuel                        475             (8,794)            (2,797)
  Other current assets                                   (37,436)           (12,968)            (6,186)
  Accounts payable                                       193,502             28,193             34,386
  Accrued taxes                                           18,736             12,591            (22,090)
  Accrued interest                                         9,701              1,387             (1,108)
  Other current liabilities                               89,714             15,047             (5,235)
(Increase) Decrease in land held                         (25,937)           (12,542)            33,405
Other - net                                                2,605             (4,720)           (39,350)
                                                       ---------          ---------          ---------
Net Cash Flow Provided By Operating
  Activities                                             699,560            635,600            605,838
                                                       ---------          ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                    (658,608)          (343,448)          (319,142)
Capitalized interest                                     (21,638)           (11,664)           (18,596)
Other - net                                              (41,761)           (16,143)            (2,144)
                                                       ---------          ---------          ---------
Net Cash Flow Used For Investing Activities             (722,007)          (371,255)          (339,882)
                                                       ---------          ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt                               651,000            607,791            148,229
Short-term borrowings - net                               44,475           (140,530)            48,080
Dividends paid on common stock                          (120,733)          (112,311)          (103,849)
Repayment of long-term debt                             (558,019)          (510,693)          (286,314)
Redemption of preferred stock                                 --            (96,499)           (75,517)
Other - net                                               (4,618)           (11,936)            (3,531)
                                                       ---------          ---------          ---------
Net Cash Flow Provided by (Used for) Financing
  Activities                                              12,105           (264,178)          (272,902)
                                                       ---------          ---------          ---------

NET CASH FLOW                                            (10,342)               167             (6,946)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                       20,705             20,538             27,484
                                                       ---------          ---------          ---------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                          $  10,363          $  20,705          $  20,538
                                                       =========          =========          =========

         See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                             (dollars in thousands)

                                                   Year Ended December 31,
                                            -----------------------------------
                                               2000         1999         1998
                                            ---------    ---------    ---------
Retained earnings at beginning of year      $ 668,284    $ 612,708    $ 473,665

Net income                                    302,332      167,887      242,892

Common stock dividends                       (120,733)    (112,311)    (103,849)
                                            ---------    ---------    ---------

Retained earnings at end of year            $ 849,883    $ 668,284    $ 612,708
                                            =========    =========    =========

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND NATURE OF OPERATIONS

     The consolidated financial statements include the accounts of Pinnacle West and our subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor, and El Dorado. Significant intercompany accounts and transactions between the consolidated companies have been eliminated.

     APS, our major subsidiary and Arizona's largest electric utility, provides retail and wholesale electric service to the entire state with the exception of Tucson and about one-half of the Phoenix area. APS also generates and, directly or through our power marketing division, sells and delivers electricity to wholesale customers in the western United States. Pinnacle West Energy, which was formed in 1999, is the subsidiary through which we intend to conduct our unregulated generation operations. APS Energy Services was formed in 1998 and sells energy and energy-related products and services in competitive retail markets in the western United States. SunCor is a developer of residential, commercial, and industrial real estate projects in Arizona, New Mexico, and Utah. El Dorado is primarily a venture capital and investment firm.

ACCOUNTING RECORDS

     Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires the use of estimates by management. Actual results could differ from those estimates.

REGULATORY ACCOUNTING

     APS is regulated by the ACC and the FERC. The accompanying financial statements reflect the rate-making policies of these commissions. For regulated operations, we prepare our financial statements in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in our financial statements.

     During 1997, the EITF of the FASB issued EITF 97-4. EITF 97-4 requires that SFAS No. 71 be discontinued no later than when legislation is passed or a rate order is issued that contains sufficient detail to determine its effect on the portion of the business being deregulated, which could result in write-downs or write-offs of physical and/or regulatory assets. Additionally, the EITF determined that regulatory assets should not be written off if they are to be recovered from a portion of the entity which continues to apply SFAS No. 71.

     The 1999 Settlement Agreement was approved by the ACC in September 1999 (see Note 3 for a discussion of the agreement). Consequently, we have discontinued the application of SFAS No. 71 for our generation operations. As a result, we tested the generation assets for impairment and determined that the generation assets were not impaired. Pursuant to the 1999 Settlement Agreement, a regulatory disallowance removed $234 million pre-tax ($183 million net present value) from ongoing regulatory cash flows and was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes) was reported as an extraordinary charge on the income statement during the third quarter of 1999. Prior to the 1999 Settlement

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement, under the 1996 regulatory agreement (see Note 3), the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period that would have ended June 30, 2004.

     The regulatory assets to be recovered under the 1999 Settlement Agreement are now being amortized as follows:

                              (dollars in millions)
                                                         1/1 - 6/30
     1999       2000       2001       2002       2003       2004      Total
     ----       ----       ----       ----       ----       ----      -----
     $164      $ 158      $ 145      $ 115      $  86      $  18      $686

     The majority of our remaining regulatory assets relate to deferred income taxes (see Note 4) and rate synchronization cost deferrals (see "Rate Synchronization Cost Deferrals" in this Note).

     The balance sheets include the amounts listed below for generation assets not subject to SFAS No. 71 (for additional generation information see Note 18):

                             (dollars in thousands)

                                                                  December 31,        December 31,
                                                                     2000                 1999
                                                                 ------------         ------------
Electric plant in service and held for future use .....          $  3,856,600         $  3,817,919
Accumulated depreciation and amortization..............            (1,693,079)          (1,664,782)
Construction work in progress..........................               304,992               87,819
Nuclear fuel, net of amortization......................                47,389               49,114

UTILITY PLANT AND DEPRECIATION

     Utility plant is the term we use to describe the business property and equipment that supports electric service, consisting primarily of generation, transmission, and distribution facilities. We report utility plant at its original cost, which includes:

     *    material and labor;
     *    contractor costs;
     *    construction overhead costs (where applicable); and
     * capitalized interest or an allowance for funds used during construction.

     We charge retired utility plant, plus removal costs less salvage realized, to accumulated depreciation. See Note 2 for information on a proposed accounting standard that impacts accounting for removal costs.

     We record depreciation on utility property on a straight-line basis. For the years 1998 through 2000 the rates, as prescribed by our regulators, ranged from a low of 3.33% to a high of 20%. The weighted-average rate was 3.40% for 2000, 3.34% for 1999, and 3.32% for 1998. We depreciate non-utility property and equipment over the estimated useful lives of the related assets, ranging from 3 to 30 years.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EL DORADO INVESTMENTS

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

     An amendment to the partnership agreement resulted in El Dorado receiving a distribution, subject to certain sale restrictions, of securities representing substantially all of El Dorado's investment in the partnership. We began accounting for the securities as available for sale with changes in fair value recorded in other comprehensive income. Gains and losses from the ultimate sale of such securities will be reflected in our net earnings.

     The book value of El Dorado's investment in the partnership was approximately $7 million at December 31, 2000 and $21 million at December 31, 1999.

CAPITALIZED INTEREST

     Capitalized interest represents the cost of debt funds used to finance construction of utility plants. Plant construction costs, including capitalized interest, are expensed through depreciation when completed projects are placed into commercial operation. Capitalized interest does not represent current cash earnings. The rate used to calculate capitalized interest was a composite rate of 6.62% for 2000, 6.65% for 1999, and 6.88% for 1998.

REVENUES

     We record electric operating revenues on the accrual basis, which includes estimated amounts for service rendered but unbilled at the end of each accounting period.

RATE SYNCHRONIZATION COST DEFERRALS

     As authorized by the ACC, operating costs (excluding fuel) and financing costs of Palo Verde Units 2 and 3 were deferred from the commercial operation dates (September 1986 for Unit 2 and January 1988 for Unit 3) until the date the units were included in a rate order (April 1988 for Unit 2 and December 1991 for Unit 3). In accordance with the 1999 Settlement Agreement, we are continuing to accelerate the amortization of the deferrals over an eight-year period that will end June 30, 2004. Amortization of the deferrals is included in depreciation and amortization expense on the Statements of Income.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NUCLEAR FUEL

     APS charges nuclear fuel to fuel expense by using the unit-of-production method. The unit-of-production method is an amortization method that is based on actual physical usage. APS divides the cost of the fuel by the estimated number of thermal units that it expects to produce with that fuel. APS then multiplies that rate by the number of thermal units that it produces within the current period. This calculation determines the current period nuclear fuel expense.

     APS also charges nuclear fuel expense for the permanent disposal of spent nuclear fuel. The United States Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel, and it charges APS $0.001 per kWh of nuclear generation. See Note 12 for information about spent nuclear fuel disposal and Note 13 for information on nuclear decommissioning costs.

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

DERIVATIVE INSTRUMENTS

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal, and emissions allowances. We employ established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels, and emissions allowances/credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodity. In addition, subject to specified risk parameters established by the Board of Directors and monitored by the ERMC, we engage in trading activities intended to profit from market price movements.

     Gains and losses related to derivatives that qualify as hedges of expected transactions are recognized in revenue or fuel and purchased power expense as an offset to the related item being hedged when the underlying hedged physical transaction closes (deferral method).

     Net gains and losses on derivatives utilized for trading are recognized in wholesale revenues on a current basis (the mark to market method). Trading positions are measured at fair value as of the balance sheet date. The net gain was $9 million for 2000 and $1 million for 1999.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

     We consider temporary cash investments and marketable securities, with original maturities of less than 90 days, to be cash equivalents for purposes of reporting cash flows. During 2000, 1999, and 1998, we paid interest, net of amounts capitalized, income taxes, and dividends on preferred stock of APS as follows:

                             (dollars in millions)
                                                        Years Ended December 31,
                                                        ------------------------
                                                        2000      1999      1998
                                                        ----      ----      ----
Interest paid                                           $132      $141      $144
Income taxes paid                                        219       200       165
Dividends paid on preferred stock of APS                  --         1        10

2.   ACCOUNTING MATTERS

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholder's equity (as a component of other comprehensive income), depending on whether or not the derivative meets specific hedge accounting criteria. Hedge effectiveness is measured based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in net income. This new standard may result in additional volatility in our net income and comprehensive income.

     As a result of adopting SFAS No. 133, we recognized $118 million of derivative assets and $16 million of derivative liabilities in our balance sheet as of January 1, 2001. We recorded a $3 million after-tax loss in net income as a cumulative effect of a change in accounting principles and a $64 million after-tax gain in equity (as a component of other comprehensive income). The gain resulted from unrealized gains on cash flow hedges.

     In December 2000, the FASB's Derivatives Implementation Group (DIG) discussed whether contracts in the electric industry that have some of the characteristics of purchased and written options should qualify for the "normal purchases and sales" scope exception. The DIG did not reach a conclusion on this issue. We account for electricity contracts with characteristics of options as normal purchases and sales if it is probable that the contract will not be settled in cash and will result in the physical delivery of electricity. The DIG also discussed but did not determine whether electricity contracts subject to "bookout" should qualify for the normal exception. A bookout occurs when one party appears more than once in a contract path for the sale and purchase of energy. In that instance, the counterparties may agree that they will not schedule or deliver physical energy that originates and ends with the same counterparty, but rather will settle in cash the amounts due to or from each counterparty. We account for our non-trading electricity transactions that bookout as gross settlement with physical delivery (and eligible for the normal scope exception) if title transfers, gross cash payment is made, and the transaction retains both performance and credit risk. Trading contracts are measured at fair value (mark to market) as discussed in Note 1.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Our accounting is reflective of the non-storability of our product and the lack of predictability of the demand for electricity at any point in time. If the FASB or DIG ultimately provides us with contrary guidance, we may be required to mark our non-trading electricity contracts to their fair market values each reporting period, which could have a material impact on our financial statements and add significant net income and comprehensive income volatility that would not be reflective of the nature of our business. If these agreements are required to be treated as derivative instruments, a cumulative effect of a change in accounting principles would be applied in the quarter following final resolution of the issues.

     In 1999 we adopted EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 98-10 requires energy trading contracts to be measured at fair value as of the balance sheet date with the gains and losses included in earnings and separately disclosed in the financial statements or footnotes. The effects of adopting EITF 98-10 were not material to our 1999 financial statements.

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

3.   REGULATORY MATTERS

ELECTRIC INDUSTRY RESTRUCTURING

STATE

     1999 SETTLEMENT AGREEMENT. On May 14, 1999, APS entered into a comprehensive Settlement Agreement with various parties, including representatives of major consumer groups, related to the implementation of retail electric competition. On September 23, 1999, the ACC voted to approve the 1999 Settlement Agreement, with some modifications. On December 13, 1999, two parties filed lawsuits challenging the ACC's approval of the 1999 Settlement Agreement. Each party bringing the lawsuits appealed the ACC's order approving the APS 1999 Settlement Agreement directly to the Arizona Court of Appeals, as provided by Arizona law. In one of the appeals, on December 26, 2000, the Arizona Court of Appeals affirmed the ACC's approval of the 1999 Settlement Agreement. A decision is still pending on the other appeal, which raises a number of different issues.

     The following are the major provisions of the 1999 Settlement Agreement, as approved:

     * APS has reduced, and will reduce, rates for standard offer service for customers with loads less than three MW in a series of annual retail electric price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease of approximately $11 million ($7 million after income taxes) related to the 1996 regulatory agreement. See "1996 Regulatory Agreement" below. Based on the price reduction authorized in the 1999 Settlement Agreement, there was a retail price decrease of approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2000. For

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          customers having loads three MW or greater, standard offer rates will be reduced in varying annual increments that total 5% in the years 1999 through 2002.

     * Unbundled rates being charged by APS for competitive direct access service (for example, distribution services) became effective upon approval of the 1999 Settlement Agreement, retroactive to July 1, 1999, and also became subject to annual reductions beginning January 1, 2000, that vary by rate class, through January 1, 2004.

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

     * APS' distribution system opened for retail access effective September 24, 1999. Customers were eligible for retail access in accordance with the phase-in adopted by the ACC under the electric competition rules (see "Retail Electric Competition Rules" below), including an additional 140 MW being made available to eligible non-residential customers. APS opened its distribution system to retail access for all customers on January 1, 2001.

     * Prior to the 1999 Settlement Agreement, APS was recovering substantially all of its regulatory assets through July 1, 2004, pursuant to the 1996 regulatory agreement. In addition, the 1999 Settlement Agreement states that APS has demonstrated that its allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value. APS will not be allowed to recover $183 million net present value of the above amounts. The 1999 Settlement Agreement provides that APS will have the opportunity to recover $350 million net present value through a competitive transition charge (CTC) that will remain in effect through December 31, 2004, at which time it will terminate. Any over/under-recovery due to sales volume variances will be credited/debited against the costs subject to recovery under the adjustment clause described above.

     * APS will form a separate corporate affiliate or affiliates and transfer to such affiliate(s) its generating assets and competitive services at book value as of the date of transfer, which transfer shall take place no later than December 31, 2002. Accordingly, APS plans to complete the move of such assets and services from APS to the parent company or to Pinnacle West Energy by the end of 2002, as required. APS will be allowed to defer and later collect, beginning July 1, 2004, sixty-seven percent of its costs to accomplish the required transfer of generation assets to an affiliate.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     * When the 1999 Settlement Agreement approved by the ACC is no longer subject to judicial review, APS will move to dismiss all of its litigation pending against the ACC as of the date APS entered into the 1999 Settlement Agreement. To protect its rights, APS has several lawsuits pending on ACC orders relating to stranded cost recovery and the adoption and amendment of the ACC's electric competition rules, which would be voluntarily dismissed at the appropriate time under this provision.

     As discussed in Note 1 above, we have discontinued the application of SFAS No. 71 for our generation operations.

     RETAIL ELECTRIC COMPETITION RULES. On September 21, 1999, the ACC voted to approve the rules that provide a framework for the introduction of retail electric competition in Arizona. Under the 1999 Settlement Agreement, the Rules are to be interpreted and applied, to the greatest extent possible, in a manner consistent with the 1999 Settlement Agreement. If the two cannot be reconciled, APS must seek, and the other parties to the 1999 Settlement Agreement must support, a waiver of the Rules in favor of the 1999 Settlement Agreement. On December 8, 1999, APS filed a lawsuit to protect its legal rights regarding the Rules. This lawsuit is pending, along with several other lawsuits on ACC orders relating to stranded cost recovery, the adoption or amendment of the Rules, and the certification of competitive electric service providers.

     On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgment holding that the Rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted to the Arizona Attorney General for certification. The judgment also invalidates all ACC orders authorizing competitive electric service providers, including APS Energy Services, in Arizona. We do not believe the ruling affects the 1999 Settlement Agreement. The 1999 Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to the fair value of APS' property in the order approving the 1999 Settlement Agreement. The ACC and other parties aligned with the ACC have appealed the ruling to the Court of Appeals, as a result of which the ruling is automatically stayed pending further judicial review. The Rules approved by the ACC include the following major provisions:

     * They apply to virtually all Arizona electric utilities regulated by the ACC, including APS.

     * Effective January 1, 2001, retail access was available to all APS retail customers.

     * Electric service providers that get Certificates of Convenience and Necessity from the ACC can supply only competitive services, including electric generation, but not electric transmission and distribution.

     * Affected utilities must file ACC tariffs that unbundle rates for non-competitive services.

     * The ACC shall allow a reasonable opportunity for recovery of unmitigated stranded costs.

     * Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive generation assets and services either to an unaffiliated party or to a separate corporate affiliate. Under the 1999 Settlement Agreement,

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          APS received a waiver to allow transfer of its generation and other competitive assets and services to affiliates no later than December 31, 2002. See "1999 Settlement Agreement" above for a discussion of the planned timing of the transfer.

     1996 REGULATORY AGREEMENT. In April 1996, the ACC approved a regulatory agreement between the ACC Staff and APS. Based on the price reduction formula authorized in the agreement, the ACC approved retail price decreases (approximate) as follows (dollars in millions):

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

(a) Included in the first rate reduction under the 1999 Settlement Agreement (see above).

     The regulatory agreement also required that we infuse $200 million of common equity into APS in annual payments of $50 million from 1996 through 1999. All of these equity infusions were made by December 31, 1999.

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

GENERAL

     APS cannot accurately predict the impact of full retail competition on its financial position, cash flows, results of operations, or liquidity. As competition in the electric industry continues to evolve, APS will continue to evaluate strategies and alternatives that will position it to compete in the new regulatory environment.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEDERAL

     The 1992 Energy Act and recent rulemakings by FERC have promoted increased competition in the wholesale energy markets. APS does not expect these rules to have a material impact on its financial statements.

     Several electric utility industry restructuring bills will undoubtedly be introduced during the current congressional session. Several of these bills are written to allow consumers to choose their electricity suppliers beginning in 2001 and beyond. These bills and other bills are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any comprehensive restructuring of the electric utility industry can occur.

4.   INCOME TAXES

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

                             (dollars in thousands)

                                               Year Ended December 31,
                                    -------------------------------------------
                                       2000             1999             1998
                                    ---------        ---------        ---------
Current
  Federal                           $ 189,779        $ 171,491        $ 105,922
  State                                42,306           37,501           40,621
                                    ---------        ---------        ---------
Total current                         232,085          208,992          146,543

Deferred                               (8,973)         (17,413)          41,566
ITC amortization                          740          (23,514)         (23,516)
                                    ---------        ---------        ---------
Total expense                       $ 223,852        $ 168,065        $ 164,593
                                    =========        =========        =========

The following chart compares pretax income at the 35% federal income tax rate to income tax expense:

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (dollars in thousands)

                                                   Year Ended December 31,
                                              ---------------------------------
                                                 2000       1999        1998
                                              ---------   ---------   ---------
Federal income tax expense at 35%
statutory rate                                $ 184,164   $ 153,243   $ 142,620
Increases (reductions) in tax expense
resulting from:
  Tax under book depreciation                    12,328      14,575      17,848
  Preferred stock dividends of APS                   --         356       3,396
  ITC amortization                                  740     (23,514)    (23,516)
  State income tax net of federal income tax
  benefit                                        23,555      23,030      22,764
  Other                                           3,065         375       1,481
                                              ---------   ---------   ---------
Income tax expense                            $ 223,852   $ 168,065   $ 164,593
                                              =========   =========   =========

The components of the net deferred income tax liability were as follows:

                             (dollars in thousands)
                                                         Year Ended December 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
DEFERRED TAX ASSETS
  Deferred gain on Palo Verde Unit 2 sale/leaseback      $   27,056   $   29,446
  Other                                                      89,416      133,748
                                                         ----------   ----------
Total deferred tax assets                                   116,472      163,194
                                                         ----------   ----------
DEFERRED TAX LIABILITIES
  Plant-related                                           1,081,637    1,104,769
  Regulatory asset for income taxes                         172,082      234,117
                                                         ----------   ----------
Total deferred tax liabilities                            1,253,719    1,338,886
                                                         ----------   ----------
Accumulated deferred income taxes - net                  $1,137,247   $1,175,692
                                                         ==========   ==========

INVESTMENT TAX CREDIT

     Because of a 1994 rate settlement agreement, we accelerated amortization of substantially all of our ITCs over a five-year period (1995-1999).

INCOME TAX BENEFIT FROM DISCONTINUED OPERATIONS

     In 1999, the income tax benefit from discontinued operations for $38 million resulted from resolution of tax issues related to a former subsidiary, MeraBank, A Federal Savings Bank.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   LINES OF CREDIT

     APS had committed lines of credit with various banks of $250 million at December 31, 2000 and $350 million at December 31, 1999, which were available either to support the issuance of commercial paper or to be used for bank borrowings. The commitment fees at December 31, 2000 and 1999 for these lines of credit ranged from 0.09% to 0.125% per annum. APS had no long-term bank borrowings at December 31, 2000 and $50 million outstanding at December 31, 1999.

     APS' commercial paper borrowings outstanding were $82 million at December 31, 2000 and $38 million at December 31, 1999. The weighted average interest rate on commercial paper borrowings was 6.64% for the year ended December 31, 2000 and 5.33% for the year ended December 31, 1999. By Arizona statute, APS' short-term borrowings cannot exceed 7% of its total capitalization unless approved by the ACC.

     Pinnacle West had a revolving line of credit of $250 million at December 31, 2000 and 1999. The commitment fees were 0.15% in 2000 and 0.10% in 1999. Outstanding amounts at December 31, 2000 were $188 million and at December 31, 1999 were $56 million.

     SunCor had revolving lines of credit totalling $120 million at December 31, 2000 and $100 million at December 31, 1999. The commitment fees were 0.125% in 2000 and 1999. SunCor had $110 million outstanding at December 31, 2000 and $94 million outstanding at December 31, 1999.

6.   LONG-TERM DEBT

     Borrowings under the APS mortgage bond indenture are secured by substantially all utility plant; APS also has unsecured debt; SunCor's debt is collateralized by interests in certain real property; Pinnacle West's debt is unsecured. The following table presents the components of consolidated long-term debt outstanding at December 31, 2000 and December 31, 1999:

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (dollars in thousands)

                                                                                   December 31,
                                      Maturity                Interest         -------------------
                                      Dates (a)                 Rates          2000           1999
                                      ---------                 -----          ----           ----
APS
First mortgage bonds                     2000                     5.75%     $       --     $  100,000
                                         2002                    8.125%        125,000        125,000
                                         2004                    6.625%         80,000         80,000
                                         2020                    10.25%             --        100,550
                                         2021                      9.5%         45,140         45,140
                                         2021                        9%         72,370         72,370
                                         2023                     7.25%         70,650         70,650
                                         2024                     8.75%        121,668        121,668
                                         2025                        8%         33,075         47,075
                                         2028                      5.5%         25,000         25,000
                                         2028                    5.875%        154,000        154,000

Unamortized discount and premium                                                (5,993)        (5,860)

Pollution control bonds               2024-2034              Adjustable
                                                                rate(b)        476,860        476,860
Funds held in trust account for
  certain pollution control bonds                                                   --         (1,236)
Collateralized loan                      2000             5.375%-6.125%             --         10,000
Unsecured notes                          2004                    5.875%        125,000        125,000
Unsecured notes                          2005                     6.25%        100,000        100,000
Unsecured notes                          2005                    7.625%        300,000             --

Floating rate notes                      2001                Adjustable
                                                                rate(c)        250,000        250,000
Senior notes (d)                         2006                     6.75%         83,695         83,695

Debentures                               2025                       10%             --         75,000

Bank loans                               2003               Adjustable
                                                                rate(e)             --         50,000
Capitalized lease obligation             2000                  7.48%(f)             --          7,199
Capitalized lease obligation          2001-2003                   7.75%            709             --
                                                                            ----------     ----------
                                                                             2,057,174      2,112,111
                                                                            ----------     ----------
SUNCOR
Revolving credit                      2002-2003                     (g)        110,000         94,000
Notes payable                         2001-2006                     (h)          8,163          3,404
Bonds payable                            2039                     5.85%          5,215          5,335
                                                                            ----------     ----------
                                                                               123,378        102,739
                                                                            ----------     ----------
PINNACLE WEST
Revolving credit                         2001                       (i)        188,000         56,000
Senior notes                          2001-2003                     (j)         50,000         50,000
                                                                            ----------     ----------
                                                                               238,000        106,000
                                                                            ----------     ----------
Total long-term debt                                                         2,418,552      2,320,850
Less current maturities                                                        463,469        114,798
                                                                            ----------     ----------
Total long-term debt less current
maturities                                                                  $1,955,083     $2,206,052
                                                                            ==========     ==========

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) This schedule does not reflect the timing of redemptions that may occur prior to maturity.
(b) The weighted-average rate for the year ended December 31, 2000 was 4.06% and for December 31, 1999 was 3.15%. Changes in short-term interest rates would affect the costs associated with this debt.
(c) The weighted-average rate for the year ended December 31, 2000 was 7.33% and for December 31, 1999 was 6.8525%.
(d) APS currently has outstanding $84 million of first mortgage bonds (senior note mortgage bonds) issued to the senior note trustee as collateral for the senior notes. The senior note mortgage bonds have the same interest rate, interest payment dates, maturity, and redemption provisions as the senior notes. APS' payments of principal, premium, and/or interest on the senior notes satisfy its corresponding payment obligations on the senior note mortgage bonds. As long as the senior note mortgage bonds secure the senior notes, the senior notes will effectively rank equally with the first mortgage bonds. When APS repays all of its first mortgage bonds, other than those that secure senior notes, the senior note mortgage bonds will no longer secure the senior notes and will cease to be outstanding.
(e) The weighted-average rate for the year ended December 31, 2000 was 6.53% and for December 31, 1999 was 5.5%. Changes in short-term interest rates would affect the costs associated with this debt. At December 31, 2000, we had no long-term bank borrowings outstanding.
(f) Represents the present value of future lease payments (discounted at an interest rate of 7.48%) on a combined cycle plant that was sold and leased back. The capital lease was paid off early and the related asset was purchased in December 2000 (See Note 10).
(g) The weighted-average rate at December 31, 2000 was 8.61% and at December 31, 1999 was 8.51%. Interest for 2000 and 1999 was based on LIBOR plus 2% or prime plus 0.5%.
(h) Multiple notes primarily with variable interest rates based mostly on the lenders' prime plus 1.75% and lenders' prime plus .25%.
(i) The weighted-average rate at December 31, 2000 was 7.51% and at December 31, 1999 was 6.825%. Interest for 2000 was based on LIBOR plus 0.75% and interest for 1999 was based on LIBOR plus 0.33%.
(j) Includes two series of notes: $25 million at 6.62% due 2001, and $25 million at 6.87% due 2003.

     The following is a list of principal payments due on total long-term debt and sinking fund requirements through 2005:

     *    $463 million in 2001;
     *    $162 million in 2002;
     *    $99 million in 2003;
     *    $205 million in 2004; and
     *    $400 million in 2005.

     First mortgage bondholders share a lien on substantially all utility plant assets (other than nuclear fuel and transportation equipment). The mortgage bond indenture restricts the payment of common stock dividends under certain conditions. These conditions did not exist at December 31, 2000.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   PREFERRED STOCK OF APS

     On March 1, 1999, APS redeemed all of its preferred stock. Preferred stock balances of APS at December 31, 2000 and 1999 were zero. Redeemable preferred stock transactions of APS during each of the three years in the period ended December 31, 2000 are as follows:

                             (dollars in thousands)

                                                      Number of        Par Value
                                                       Shares           Amount
                                                       -------          -------
Balance, December 31, 1997                             291,098         $ 29,110
Retirements
 $10.00 Series U                                      (197,087)         (19,709)
                                                      --------         --------

Balance, December 31, 1998                              94,011            9,401
Retirements
 $10.00 Series U                                       (94,011)          (9,401)
                                                      --------         --------

Balance, December 31, 1999                                  --               --
                                                      --------         --------

Balance, December 31, 2000                                  --         $     --
                                                      ========         ========

8.   COMMON STOCK

     Our common stock issued during each of the three years in the period ended December 31, 2000 is as follows:

                             (dollars in thousands)

                                                Number of
                                                  Shares           Amount
                                               -----------       -----------
Balance, December 31, 1997                      84,824,947       $ 1,553,771
  Common stock expense                                  --            (3,128)(a)
                                               -----------       -----------

Balance, December 31, 1998                      84,824,947         1,550,643
  Common stock expense                                  --           (13,194)(a)
                                               -----------       -----------

Balance, December 31, 1999                      84,824,947         1,537,449
  Common stock expense                                  --            (4,618)
                                               -----------       -----------

Balance, December 31, 2000                      84,824,947       $ 1,532,831
                                               ===========       ===========

(a)  Including premiums and expenses of preferred stock issues of APS.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   RETIREMENT PLANS AND OTHER BENEFITS

PENSION PLANS

     Through 1999, Pinnacle West and its subsidiaries each sponsored defined benefit pension plans for their own employees. As of January 1, 2000, these plans were consolidated and now a single pension plan is sponsored by Pinnacle West for the employees of Pinnacle West and its subsidiaries. A defined benefit plan specifies the amount of benefits a plan participant is to receive using information about the participant. The plan covers nearly all of our employees. Our employees do not contribute to this plan. Generally, we calculate the benefits under these plans based on age, years of service, and pay. We fund the plan by contributing at least the minimum amount required under Internal Revenue Service regulations but no more than the maximum tax-deductible amount. The assets in the plan at December 31, 2000 were mostly domestic and international common stocks and bonds and real estate.

     Pension expense, including administrative costs, was:

     *    $2 million in 2000;

     *    $4 million in 1999; and

     *    $11 million in 1998.

     The following table shows the components of net pension cost before consideration of amounts capitalized or billed to others:

                             (dollars in thousands)

                                                           2000              1999              1998
                                                         --------          --------          --------
Service cost - benefits earned during the period         $ 24,955          $ 24,982          $ 24,817
Interest cost on projected benefit obligation              58,361            52,905            51,524
Expected return on plan assets                            (77,231)          (68,335)          (54,513)
Amortization of:
  Transition asset                                         (3,227)           (3,226)           (3,226)
  Prior service cost                                        2,078             2,078             2,078
Net actuarial gain                                         (1,633)               --                --
                                                         --------          --------          --------
Net periodic pension cost                                $  3,303          $  8,404          $ 20,680
                                                         ========          ========          ========

     The following table shows a reconciliation of the funded status of the plans to the amounts recognized in the balance sheets:

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (dollars in thousands)

                                                           2000         1999
                                                         ---------    ---------
Funded status - pension plan assets more than
  (less than) projected benefit obligation               $ (20,730)   $  37,275
Unrecognized net transition asset                          (16,781)     (20,008)
Unrecognized prior service cost                             18,558       20,636
Unrecognized net actuarial gains                           (23,816)    (101,153)
                                                         ---------    ---------
Net pension liability recognized in the balance sheets   $ (42,769)   $ (63,250)
                                                         =========    =========

     The following table sets forth the defined benefit pension plans' change in projected benefit obligation for the plan years 2000 and 1999:

                             (dollars in thousands)

                                                                   2000              1999
                                                                 ---------         ---------
Projected pension benefit obligation at beginning of year        $ 742,638         $ 731,305
Service cost                                                        24,955            24,982
Interest cost                                                       58,361            52,905
Benefit payments                                                   (30,568)          (29,694)
Actuarial (gains)/losses                                               540           (36,860)
                                                                 ---------         ---------
Projected pension benefit obligation at end of year              $ 795,926         $ 742,638
                                                                 =========         =========

     The following table sets forth the defined benefit pension plans' change in the fair value of plan assets for the plan years 2000 and 1999:

                             (dollars in thousands)

                                                            2000         1999
                                                         ---------    ---------
Fair value of pension plan assets at beginning of year   $ 779,913    $ 690,271
Actual return on plan assets                                 1,851       93,977
Employer contributions                                      24,000       25,359
Benefit payments                                           (30,568)     (29,694)
                                                         ---------    ---------
Fair value of pension plan assets at end of year         $ 775,196    $ 779,913
                                                         =========    =========

We made the assumptions below to calculate the pension liability:

                                                              2000         1999
                                                              ----         ----
Discount rate                                                 7.75%        7.75%
Rate of increase in compensation levels                       4.25%        4.25%
Expected long-term rate of return on assets                  10.00%       10.00%

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE SAVINGS PLAN BENEFITS

     Through 1999, Pinnacle West and its subsidiaries each sponsored defined contribution savings plans for their own employees. As of January 1, 2000, these plans were consolidated and now a single defined contribution savings plan is sponsored by Pinnacle West for the employees of Pinnacle West and its subsidiaries. In a defined contribution plan, the benefits a participant will receive result from regular contributions they make to a participant account. Under this plan, we make matching contributions to participant accounts. We recorded expenses for this plan of approximately $4 million for 2000, 1999, and 1998.

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

     Funding is based upon actuarially determined contributions that take tax consequences into account. Plan assets consist primarily of domestic stocks and bonds. The postretirement benefit expense was:

     *    $ 3 million for 2000;
     *    $ 7 million for 1999; and
     *    $ 9 million for 1998.

     The following table shows the components of net periodic postretirement benefit costs before consideration of amounts capitalized or billed to others:

                             (dollars in thousands)

                                                        2000           1999           1998
                                                      --------       --------       --------
Service cost - benefits earned during the period      $  8,613       $  8,939       $  7,890
Interest cost on accumulated benefit obligation         19,315         17,366         15,763
Expected return on plan assets                         (22,381)       (18,454)       (12,001)
Amortization of:
  Transition obligation                                  7,698          7,698          7,698

  Net actuarial gains                                   (7,983)        (5,117)        (2,952)
                                                      --------       --------       --------
Net periodic postretirement benefit cost              $  5,262       $ 10,432       $ 16,398
                                                      ========       ========       ========

     The following table shows a reconciliation of the funded status of the plan to the amounts recognized in the balance sheets:

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (dollars in thousands)

                                                           2000          1999
                                                         ---------    ---------
Funded status - postretirement plan assets more than
  (less than) projected benefit obligation               $ (14,851)   $  25,549
Unrecognized net obligation at transition                   92,446      100,145
Unrecognized net actuarial gains                           (81,280)    (128,309)
                                                         ---------    ---------
Net postretirement amount recognized in the balance
  sheets                                                 $  (3,685)   $  (2,615)
                                                         =========    =========

     The following table sets forth the postretirement benefit plans' change in accumulated benefit obligation for the plan years 2000 and 1999:

                             (dollars in thousands)

                                                           2000         1999
                                                        ---------     ---------
Accumulated postretirement benefit obligation at
  beginning of year                                     $ 231,989     $ 237,679
Service cost                                                8,613         8,939
Interest cost                                              19,315        17,366
Benefit payments                                           (8,905)       (8,761)
Actuarial (gains) losses                                   12,994       (23,234)
                                                        ---------     ---------
Accumulated postretirement benefit obligation at
  end of year                                           $ 264,006     $ 231,989
                                                        =========     =========

     The following table sets forth the postretirement benefit plans' change in the fair value of plan assets for the plan years 2000 and 1999:

                             (dollars in thousands)

                                                           2000          1999
                                                        ---------     ---------
Fair value of postretirement plan assets at
  beginning of year                                     $ 257,538     $ 213,410
Actual return on plan assets                               (4,436)       42,975
Employer contributions                                      4,958         9,914
Benefit payments                                           (8,906)       (8,761)
                                                        ---------     ---------
Fair value of postretirement plan assets at the
  end of year                                           $ 249,154     $ 257,538
                                                        =========     =========

     We made the assumptions below to calculate the postretirement liability:

                                                                 2000      1999
                                                                 ----      ----
Discount rate                                                    7.75%     7.75%
Expected long-term rate of return on assets - after tax          8.77%     8.77%
Initial health care cost trend rate - under age 65               7.00%     7.00%
Initial health care cost trend rate - age 65 and over            6.00%     6.00%
Ultimate health care cost trend rate (reached in the
  year 2002)                                                     5.00%     5.00%

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table shows the effect of a 1% increase or decrease in the health care cost trend rate:

                              (dollars in millions)

                                                     1% increase     1% decrease
                                                     -----------     -----------
Effect on 2000 cost of postretirement benefits
  other than pensions                                  $  5             $ (4)
Effect on the accumulated postretirement benefit
  obligation at December 31, 2000                        43              (34)

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

     The average amounts to be paid for the Palo Verde Unit 2 leases are approximately $49 million per year for the years 2001-2015.

     In accordance with the 1999 Settlement Agreement, APS is continuing to accelerate amortization of the regulatory asset for leases over an eight-year period that will end June 30, 2004 (see Note 1). The accelerated amortization is included in depreciation and amortization expense on the Statements of Income. The balance of this regulatory asset at December 31, 2000 was $33 million.

     In December 2000, APS purchased Units 1, 2, and 3 of West Phoenix Power Plant. These units were previously reflected as a capital lease.

     In addition, we lease certain land, buildings, equipment, and miscellaneous other items through operating rental agreements with varying terms, provisions, and expiration dates.

     Total lease expense was $58 million in 2000, $52 million in 1999, and $55 million in 1998.

     Estimated future minimum lease commitments, are approximately $67 million for each of the years 2001 to 2005 and $663 million thereafter.

11.  JOINTLY-OWNED FACILITIES

     APS shares ownership of some of its generating and transmission facilities with other companies. The following table shows APS' interest in those jointly-owned facilities at December 31, 2000. APS' share of operating and maintaining these facilities is included in the income statement in operations and maintenance expense.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               PERCENT                                       CONSTRUCTION
                                               OWNED BY       PLANT IN        ACCUMULATED       WORK IN
                                               COMPANY         SERVICE       DEPRECIATION      PROGRESS
                                               -------         -------       ------------      --------
Generating Facilities:                                          (dollars in thousands)
  Palo Verde Nuclear Generating Station
    Units 1 and 3                               29.1%         $1,824,480      $  814,693      $    7,414
  Palo Verde Nuclear Generating Station
    Unit 2 (see Note 10)                        17.0%            571,573         265,571          29,593
  Four Corners Steam Generating Station
    Units 4 and 5                               15.0%            152,717          75,797              --
  Navajo Steam Generating Station
    Units 1, 2, and 3                           14.0%            231,509          99,623           4,899
  Cholla Steam Generating Station
    Common Facilities (a)                       62.8%(b)          73,382          40,023             686
Transmission Facilities:
  ANPP 500KV System                             35.8%(b)          67,987          22,813              --
  Navajo Southern System                        31.4%(b)          27,290          17,804              55
  Palo Verde-Yuma 500KV System                  23.9%(b)           9,712           3,844               1
  Four Corners Switchyards                      27.5%(b)           3,071           1,925              --
  Phoenix-Mead System                           17.1%(b)          36,418           2,681              --
  Palo Verde - Estrella 500KV System            50.0%(b)              --              --             610

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

POWER SERVICE AGREEMENT

     APS is a party to a power service agreement with Citizens Communications Company (Citizens) under which APS supplies Citizens with power. By letter dated March 7, 2001, Citizens advised APS that it believes APS has overcharged Citizens by over $50 million under the agreement since the summer of 2000. APS believes that its charges to Citizens under the agreement are fully in accordance with the terms of the agreement and APS will vigorously defend any contrary claims raised by Citizens.

PALO VERDE NUCLEAR GENERATING STATION

     Pursuant to the Nuclear Waste Policy Act of 1982 , the DOE must accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. The United States Nuclear Regulatory Commission (NRC) requires operators of nuclear power reactors to enter into spent fuel disposal contracts with the DOE. Under the Nuclear Waste Policy Act

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 1982, the DOE was to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998. The DOE has announced that such a permanent repository cannot be completed before 2010, and that it does not intend to begin accepting spent fuel prior to that date.

     In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision precluding the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision, a number of utilities filed damages actions against DOE in the Court of Federal Claims. In decisions that became final in December 2000, the United States Court of Appeals for the Federal Circuit held that utilities do not have to exhaust the DOE administrative claims before filing lawsuits for damages against the DOE in the Court of Federal Claims.

     APS has existing fuel storage pools at Palo Verde and is in the process of completing construction of a new facility for on-site dry storage of spent fuel. With the existing storage pools and the addition of the new facility, APS believes that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation through the term of the operating license for each Palo Verde unit.

     Although some low-level waste has been stored on-site in a low-level waste facility, APS is currently shipping low-level waste to off-site facilities. APS currently believes that interim low-level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

     APS currently estimates that it will incur $113 million (in 2000 dollars) over the life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. As of December 31, 2000, APS had recorded a liability and regulatory asset of $40 million for on-site interim nuclear fuel storage costs related to nuclear fuel burned to date.

     The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per incident. Based upon our interest in the three Palo Verde units, our maximum potential assessment per incident for all three units is approximately $77 million, with an annual payment limitation of approximately $9 million.

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

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FUEL AND PURCHASED POWER COMMITMENTS

     APS is a party to various fuel and purchased power contracts with terms expiring from 2001 through 2021 that include required purchase provisions. APS estimates its contract requirements to be approximately $277 million in 2001; $145 million in 2002; $90 million in 2003; $83 million in 2004; and $55 million in 2005. However, this amount may vary significantly pursuant to certain provisions in such contracts that permit APS to decrease its required purchases under certain circumstances.

     APS must reimburse certain coal providers for amounts incurred for coal mine reclamation. APS estimates its share of the total obligation to be about $103 million. The portion of the coal mine reclamation obligation related to coal already burned is about $58 million at December 31, 2000 and is included in deferred credits-other in the Balance Sheet.

     A regulatory asset has been established for amounts not yet recovered from ratepayers. In accordance with the 1999 Settlement Agreement with the ACC, APS is continuing to accelerate the amortization of the regulatory asset for coal mine reclamation over an eight-year period that will end June 30, 2004. Amortization is included in depreciation and amortization expense on the Statements of Income. The balance of the regulatory asset at December 31, 2000 was about $32 million.

     CALIFORNIA ENERGY MARKET ISSUES

     SCE and PG&E have publicly disclosed that their liquidity has been materially and adversely affected because of, among other things, their inability to pass on to ratepayers the prices each has paid for energy and ancillary services procured through the PX and the ISO.

     We are closely monitoring developments in the California energy market and the potential impact of these developments on us and our subsidiaries. We have evaluated, among other things, SCE's role as a Palo Verde and Four Corners participant; APS' transactions with the PX and the ISO; contractual relationships with SCE and PG&E; APS Energy Services' retail transactions involving SCE and PG&E; and power marketing exposures. Based upon the financial transactions to date, we do not believe the foregoing matters will have a material adverse effect on our financial position or liquidity. We cannot predict with certainty, however, the impact that any future resolution or attempted resolution, of the California energy market situation may have on us or our subsidiaries or the regional energy market in general.

     See "Generation Expansion" below for a discussion of Pinnacle West Energy's agreement to purchase SCE's Palo Verde interest.

CONSTRUCTION PROGRAM

     Consolidated capital expenditures in 2001 are estimated at:

                              CAPITAL EXPENDITURES
                              (dollars in millions)

                                                                 2001
                                                               -------
      APS                                                      $   455
      Pinnacle West Energy                                         659
      SunCor                                                        75
      Other                                                         21
                                                               -------

               Total                                           $ 1,210
                                                               =======

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERATION EXPANSION

     Pinnacle West Energy has announced plans to build and acquire up to 2,800 MW of generating capacity from 2001-2006 at an estimated cost of about $1.3 billion.

     Pinnacle West Energy is also considering additional expansion over the next several years, which may result in additional expenditures. Pinnacle West Energy's expenditures are expected to be funded through internally generated cash and debt issued directly by Pinnacle West Energy, as well as capital infusions from Pinnacle West's internally generated cash and debt proceeds.

     Pinnacle West Energy is currently planning a 650-megawatt expansion of the West Phoenix Power Plant and the construction of a natural gas-fired electric generating station of up to four, 530 MW units, near Palo Verde, called Redhawk. Construction on the 120 MW West Phoenix Unit 4 began in June 2000, with commercial operation of the unit expected in the summer of 2001. Pinnacle West Energy expects construction to begin on the 530 MW Unit 5 in the fall of 2001, with commercial operation beginning in mid-2003. Construction began on the first two units of Redhawk in December 2000, and commercial operation is scheduled for the summer of 2002.

     Pinnacle West Energy has entered into an agreement with NPC to purchase NPC's 72 MW gas-fired Harry Allen Power Station about 30 miles northeast of Las Vegas, Nevada, for a net purchase price, after adjustments for purchased power commitments, of approximately $65.2 million. The purchase is subject to filing with and/or approval of various regulatory agencies, including FERC and the NPUC. The filing with the NPUC was made in February 2001. NPC will have the right, but not the obligation, to purchase the output from the Harry Allen plant at market rates, subject to a floor and a cap. As demand grows in the region during the next five years, Pinnacle West Energy expects to add a 480 MW gas-fired, combined cycle unit to the site. The Governor of Nevada has recently requested that the NPUC reexamine the divestiture of generation. The timing and result of any action by the NPUC is not yet known.

     On April 27, 2000, Pinnacle West Energy entered into two separate agreements with SCE to purchase SCE's 15.8% ownership interest in Palo Verde and its 48% ownership interest in the Four Corners Power Plant. Consistent with the agreements, on January 5, 2001, Pinnacle West Energy informed SCE that it would not match a competing bid that SCE received for its Four Corners ownership interest. Therefore, Pinnacle West Energy will not purchase SCE's Four Corners interest under the April 2000 agreement unless the Palo Verde transaction closes, the competing Four Corners transaction does not close, and Pinnacle West Energy acquires the Four Corners interest at the original $300 million purchase price as a standby purchaser. SCE did not receive any qualified competing bids for its Palo Verde ownership interest, which Pinnacle West Energy agreed to purchase for $250 million. However, recently-enacted California legislation provides that "no facility for the generation of electricity owned by a public utility may be disposed of prior to January 1, 2006." Unless this California law is amended, Pinnacle West Energy would not be able to acquire SCE's Palo Verde ownership interest pursuant to the original April 2000 agreement.

13.  NUCLEAR DECOMMISSIONING COSTS

     APS recorded $11 million for nuclear decommissioning expense in each of the years 2000, 1999, and 1998. APS estimates it will cost about $1.8 billion ($493 million in 2000 dollars) to decommission its share of the three Palo Verde units. The decommissioning costs are expected to be

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incurred over a 14-year period beginning in 2024. APS charges decommissioning costs to expense over each unit's operating license term and includes them in the accumulated depreciation balance until each unit is retired. Nuclear decommissioning costs are recovered in rates.

     APS' current estimates are based on a 1998 site-specific study for Palo Verde that assumes the prompt removal/dismantlement method of decommissioning. An independent consultant prepared this study. APS is required to update the study every three years.

     To fund the costs APS expects to incur to decommission the plant, APS established external decommissioning trusts in accordance with NRC regulations. The trust accounts are reported in investments and other assets on the Consolidated Balance Sheets at their market value of $205 million at December 31, 2000 and $176 million at December 31, 1999. APS invests the trust funds primarily in fixed income securities and domestic stock and classifies them as available for sale. Realized and unrealized gains and losses are reflected in accumulated depreciation.

     See Note 2 for a proposed accounting standard on accounting for certain liabilities related to closure or removal of long-lived assets.

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Consolidated quarterly financial information for 2000 and 1999 is as follows:

                (dollars in thousands, except per share amounts)

                                                       2000
                                  ----------------------------------------------
QUARTER ENDED                     March 31   June 30   September 30  December 31
                                  --------   -------   ------------  -----------
Operating revenues
  Electric                        $446,228   $720,174   $1,567,960    $797,448
  Real estate                       41,889     36,374       39,396      40,706
Operating income (a)              $ 96,271   $201,153   $  256,001    $122,546
Net income                        $ 54,070   $ 89,901   $  116,049    $ 42,312

Earnings per average common
  share outstanding
  Net income - basic              $   0.64   $   1.06   $     1.37    $   0.50
  Net income - diluted            $   0.64   $   1.06   $     1.37    $   0.50
Dividends declared per share      $   0.35   $   0.35   $     0.35    $  0.375

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (dollars in thousands, except per share amounts)

                                                       1999
                                  ----------------------------------------------
QUARTER ENDED                     March 31   June 30   September 30  December 31
                                  --------   -------   ------------  -----------
Operating revenues
  Electric                        $413,983   $511,434   $  867,630    $500,137
  Real estate                       24,533     32,697       26,640      46,299
Operating income (a)              $ 91,599   $148,968   $  240,294    $ 97,916
Income from continuing
  Operations                      $ 30,690   $ 68,702   $  125,579    $ 44,801
Income tax benefit from
  discontinued operations               --         --       38,000          --
Extraordinary charge - net of
  income tax                            --         --     (139,885)         --
                                  --------   --------   ----------    --------
Net income                        $ 30,690   $ 68,702   $   23,694    $ 44,801
                                  ========   ========   ==========    ========
Earnings (loss) per average
  common share outstanding
  Continuing operations - basic   $   0.36   $   0.81   $     1.48    $   0.53
  Discontinued operations -
    Basic                               --         --         0.45          --
  Extraordinary charge - basic          --         --        (1.65)         --
                                  --------   --------   ----------    --------

  Net Income - basic              $   0.36   $   0.81   $     0.28    $   0.53
                                  ========   ========   ==========    ========

Continuing operations - diluted   $   0.36   $   0.81   $     1.48    $   0.53
  Discontinued operations -
    Diluted                             --         --         0.45          --
  Extraordinary charge - diluted        --         --        (1.65)         --
                                  --------   --------   ----------    --------

  Net Income - diluted            $   0.36   $   0.81   $     0.28    $   0.53
                                  ========   ========   ==========    ========

Dividends declared per share (b)  $  0.325   $   0.65   $       --    $   0.35

(a) Electric revenues are seasonal in nature, with the peak sales periods generally occurring during the summer months. Comparisons among quarters of a year may not represent overall trends and changes in operations.
(b) Dividends for the quarter ending September 30, 1999 were declared in June 1999.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     We believe that the carrying amounts of our cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 2000 and 1999 due to their short maturities.

     We hold investments in debt and equity securities for purposes other than trading. The December 31, 2000 and 1999 fair values of such investments, which we determine by using quoted market values, approximate their carrying amount.

     The carrying value of our long-term debt (excluding a capitalized lease obligation) was $2.42 billion on December 31, 2000, with an estimated fair value of $2.48 billion. On December 31, 1999, the carrying value of our long-term debt (excluding a capitalized lease obligation) was $2.31 billion, with an estimated fair value of $2.29 billion. The fair value estimates are based on quoted market prices of the same or similar issues.

16.  EARNINGS PER SHARE

     The following table presents earnings per average common share outstanding
(EPS):

                                                 2000       1999        1998
                                                -----      -----       -----
Basic EPS:
  Continuing operations                         $3.57      $3.18       $2.87
  Discontinued operations                          --       0.45          --
  Extraordinary charge                             --      (1.65)         --
                                                -----      -----       -----
Net income                                      $3.57      $1.98       $2.87
                                                =====      =====       =====
Diluted EPS:
  Continuing operations                         $3.56      $3.17       $2.85
  Discontinued operations                          --       0.45          --
  Extraordinary charge                             --      (1.65)         --
                                                -----      -----       -----
Net income                                      $3.56      $1.97       $2.85
                                                =====      =====       =====

     Dilutive stock options increased average common shares outstanding by 202,738 shares in 2000, 291,392 shares in 1999, and 571,728 shares in 1998.
Total average common shares outstanding for the purposes of calculating diluted earnings per share were 84,935,282 shares in 2000, 85,008,527 shares in 1999, and 85,345,946 shares in 1998.

     Options to purchase 517,614 shares of common stock were outstanding at December 31, 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Options to purchase shares of common stock that were not included in the computation of diluted EPS were 506,734 at December 31, 1999 and 244,200 at December 31, 1998.

17.  STOCK-BASED COMPENSATION

     Pinnacle West offers two stock incentive plans for our and our subsidiaries' officers and key employees.

     The plan provides for the granting of new options (which may be non-qualified stock options or incentive stock options) of up to 3.5 million shares at a price per option not less than the fair market value on the date the option is granted. Options vest one-third of the grant per year beginning one year after the date the option is granted and expire ten years from the date of the grant. The plan also provides for the granting of any combination of shares of restricted stock, stock appreciation rights or dividend equivalents.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The awards outstanding under the incentive plans at December 31, 2000 approximate 1,569,171 non-qualified stock options, 193,992 shares of restricted stock, and no incentive stock options, stock appreciation rights or dividend equivalents.

     The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which was effective beginning in 1996. The statement encourages, but does not require, that a company record compensation expense based on the fair value of options granted (the fair value method). We continue to recognize expense based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     If we had recorded compensation expense based on the fair value method, our net income and earnings per share would have been reduced to the following pro forma amounts:

                             (dollars in thousands)

                                             2000          1999          1998
                                         -----------   -----------   -----------
Net income
  As reported                            $   302,332   $   167,887   $   242,892
  Pro forma (fair value method)          $   301,102   $   166,913   $   242,177
Earnings per share - basic
  As reported                            $      3.57   $      1.98   $      2.87
  Pro forma (fair value method)          $      3.55   $      1.97   $      2.86

     In order to present the pro forma information above, we calculated the fair value of each fixed stock option in the incentive plans using the Black-Scholes option-pricing model. The fair value was calculated based on the date the option was granted. The following weighted-average assumptions were also used in order to calculate the fair value of the stock options:

                                                 2000         1999         1998
                                                 ----         ----         ----

Risk-free interest rate                          5.81%        5.68%        4.54%
Dividend yield                                   3.48%        3.33%        3.03%
Volatility                                      32.00%       20.50%       18.80%
Expected life (months)                             60           60           60

     The following table is a summary of the status of our stock option plans as of December 31, 2000, 1999, and 1998 and changes during the years ending on those dates:

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     2000 Weighted              1999 Weighted              1998 Weighted
                                        Average                    Average                    Average
                           2000        Exercise        1999       Exercise        1998       Exercise
                          Shares         Price        Shares        Price        Shares        Price
                         ---------      ------      ---------      ------      ---------      ------
Outstanding at
  Beginning of year      1,441,124      $33.45      1,563,512      $27.95      1,554,631      $24.38
Granted                    451,450       43.28        458,450       35.95        244,200       46.78
Exercised                 (283,819)      20.90       (516,838)      18.19       (217,317)      23.09
Forfeited                  (39,584)      39.86        (64,000)      40.36        (18,002)      33.42
                         ---------                 ----------                 ----------
Outstanding at end
  of year                1,569,171       37.55      1,441,124       33.45      1,563,512       27.95
                         ---------                 ----------                 ----------
Options exercisable
  at year-end              831,537       34.37        835,381       29.69      1,106,165       22.04
                         ---------                 ----------                 ----------
Weighted average
  fair value of
  options granted
  during the year                        11.81                       7.05                       8.15

     The following table summarizes information about our stock option plans at December 31, 2000:

                                          Weighted Average
     Exercise             Options             Remaining             Options
 Prices Per Share       Outstanding     Contract Life (Years)     Exercisable
 ----------------       -----------     ---------------------     -----------
      $10.06                 7,000                .50                 7,000
       15.75                10,000                .90                10,000
       17.68                 4,900               1.10                 4,900
       18.13                14,000               1.50                14,000
       19.00                58,618               3.90                58,618
       19.56                15,000               1.90                15,000
       22.13                33,250               3.00                33,250
       23.25                14,000               2.50                14,000
       27.16                20,000               9.20                 5,000
       27.44                84,918               4.90                84,918
       31.44                87,335               5.90                87,335
       34.66               327,113               8.90               118,124
       36.56                 5,000               8.80                 2,083
       39.75               170,636               7.00               170,636
       41.00                70,000               8.10                44,722
       44.03               431,450               9.90                11,985
       46.78               215,951               7.90               149,966
                         ---------                                 --------
      $10.06-$46.78      1,569,171                                  831,537
                         =========                                 ========

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  BUSINESS SEGMENTS

     We have two principal business segments (determined by products, services and regulatory environment) which consist of the transmission and distribution of electricity and wholesale activities (delivery business segment) and the generation of electricity (generation business segment). The other amounts include activity relating to the parent company and other subsidiaries including APS Energy Services, SunCor and El Dorado. Eliminations primarily relate to intersegment sales of electricity. Financial data for the business segments is provided as follows:

               Business Segments For Year Ended December 31, 2000
                             (dollars in thousands)

                            Generation    Delivery      Other     Eliminations     Total
                            ----------    --------      -----     ------------     -----
Operating revenues          $  990,415   $3,531,810   $  158,365   $ (990,415)  $3,690,175
Operating expense              600,389    2,871,329      138,677     (990,415)   2,619,980
                            ----------   ----------   ----------   ----------   ----------
Operating margin               390,026      660,481       19,688           --    1,070,195
Depreciation and
  amortization                 125,220      263,446        5,744           --      394,410
Interest                        41,808       96,081       11,712           --      149,601
                            ----------   ----------   ----------   ----------   ----------
Pretax margin                  222,998      300,954        2,232           --      526,184
Income taxes                    87,828      134,692        1,332           --      223,852
                            ----------   ----------   ----------   ----------   ----------
Earnings for common stock   $  135,170   $  166,262   $      900   $       --   $  302,332
                            ==========   ==========   ==========   ==========   ==========
Total assets                $2,606,046   $4,068,510   $  474,595   $       --   $7,149,151
                            ==========   ==========   ==========   ==========   ==========
Capital expenditures        $  379,761   $  285,455   $   49,949   $       --   $  715,165
                            ==========   ==========   ==========   ==========   ==========

               Business Segments For Year Ended December 31, 1999
                             (dollars in thousands)

                               Generation       Delivery        Other       Eliminations      Total
                               ----------       --------        -----       ------------      -----
Operating revenues             $   853,755    $ 2,292,798    $   130,555    $  (853,755)   $ 2,423,353
Operating expense                  522,925      1,672,169        106,876       (853,755)     1,448,215
                               -----------    -----------    -----------    -----------    -----------
Operating margin                   330,830        620,629         23,679             --        975,138
Depreciation and
  amortization                     121,683        260,374          3,511             --        385,568
Interest and preferred stock
dividend requirements
                                    40,753        101,855          9,125             --        151,733
                               -----------    -----------    -----------    -----------    -----------
Pretax margin                      168,394        258,400         11,043             --        437,837
Income taxes                        47,976        111,512          8,577             --        168,065
Income tax benefit from
  discontinued operations -
  PNW

                                        --             --         38,000             --         38,000
Extraordinary charge - net
  of income tax of $94,115
                                        --       (139,885)            --             --       (139,885)
                               -----------    -----------    -----------    -----------    -----------
Earnings for common stock      $   120,418    $     7,003    $    40,466    $        --    $   167,887
                               ===========    ===========    ===========    ===========    ===========
Total assets                   $ 2,342,291    $ 3,795,846    $   470,369    $        --    $ 6,608,506
                               ===========    ===========    ===========    ===========    ===========
Capital expenditures           $   110,798    $   241,469    $   126,581    $        --    $   478,848
                               ===========    ===========    ===========    ===========    ===========

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Business Segments For Year Ended December 31, 1998
                             (dollars in thousands)

                               Generation       Delivery        Other       Eliminations      Total
                               ----------       --------        -----       ------------      -----
Operating revenues             $   858,340    $ 2,006,398    $   124,188    $  (858,340)   $ 2,130,586
Operating expense                  522,696      1,414,753        104,061       (858,340)     1,183,170
                               -----------    -----------    -----------    -----------    -----------
Operating margin                   335,644        591,645         20,127             --        947,416
Depreciation and
  amortization                     135,406        241,168          3,105             --        379,679
Interest and preferred stock
  dividend requirements             37,045        108,670         14,537             --        160,252
                               -----------    -----------    -----------    -----------    -----------
Pretax margin                      163,193        241,807          2,485             --        407,485
Income taxes                        49,969        109,487          5,137             --        164,593
                               -----------    -----------    -----------    -----------    -----------
Earnings for common stock      $   113,224    $   132,320    $    (2,652)   $        --    $   242,892
                               ===========    ===========    ===========    ===========    ===========
Total assets                   $ 2,399,560    $ 3,993,740    $   431,246    $        --    $ 6,824,546
                               ===========    ===========    ===========    ===========    ===========
Capital expenditures           $    85,767    $   241,638    $    73,133    $        --    $   400,538
                               ===========    ===========    ===========    ===========    ===========

                        PINNACLE WEST CAPITAL CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    Additions
                                              ---------------------
                                Balance at    Charged to    Charged                      Balance
                                beginning     cost and     to other                     at end of
      Description               of period     expenses     accounts   Deductions(a)       Period
      -----------               ---------     --------     --------   -------------       ------
                                                 (dollars in thousands)
                                YEAR ENDED DECEMBER 31, 2000
Real Estate Valuation Reserves  $   8,000     $    --       $   --      $  6,000         $  2,000
                                YEAR ENDED DECEMBER 31, 1999
Real Estate Valuation Reserves  $  15,000     $    --       $   --      $  7,000         $  8,000
                                YEAR ENDED DECEMBER 31, 1998
Real Estate Valuation Reserves  $  23,000     $    --       $   --      $  8,000         $ 15,000

(a)  REPRESENTS PRO-RATA ALLOCATIONS FOR SALE OF LAND.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

                        ITEM 10. DIRECTORS AND EXECUTIVE
                           OFFICERS OF THE REGISTRANT

     Reference is hereby made to "Election of Directors" and to "Other Matters -
Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 23, 2001 (the 2001 Proxy Statement) and to the Supplemental Item --- "Executive Officers of the Registrant" in Part I of this report.

                         ITEM 11. EXECUTIVE COMPENSATION

     Reference is hereby made to "Directors' Compensation," "Human Resources Committee Report on Executive Compensation," "Stock Performance Comparisons," "Executive Compensation," "Option Grants, Exercise, and Holdings," and "Executive Benefit Plans" in the 2001 Proxy Statement.

                         ITEM 12. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is hereby made to "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is hereby made to "Executive Benefit Plans - Employment and Severance Arrangements" and "Other Matters -Business Relationship" in the 2001 Proxy Statement.

                                     PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

     See the Index to Consolidated Financial Statements and Financial Statement
Schedule in Part II, Item 8.

EXHIBITS FILED

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

10.1a     --      2001 Management Variable Incentive Plan (Pinnacle West)

10.2a     --      2001 Senior Management Variable Incentive Plan (Pinnacle West)

10.3a     --      2001 Officer Variable Incentive Plan (Pinnacle West)

10.4a     --      2001 Management Variable Incentive Plan (APS)

10.5a     --      2001 Senior Management Variable Incentive Plan (APS)

10.6a     --      2001 Officers Variable Incentive Plan (APS)

10.7      --      Four Corners Project Co-Tenancy Agreement Amendment No. 6

10.8a     --      Sixth Amendment to Arizona Public Service Company Deferred
                  Compensation Plan

12.1      --      Ratio of Earnings to Fixed Charges

21.1      --      Subsidiaries of the Company

23.1      --      Consent of Deloitte & Touche LLP

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
3.1              Articles of Incorporation,          19.1 to the Company's September   1-8962        11-14-88
                 restated as of July 29, 1988        1988 Form 10-Q Report

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
3.2              Bylaws, amended as of December      4.1 to the Company's              1-8962        1-20-00
                 15, 1999                            Registration Statement on Form
                                                     S-8 No. 333-95035

4.1              Mortgage and Deed of Trust          4.1 to APS' September 1992 Form   1-4473        11-9-92
                 Relating to APS' First Mortgage     10-Q Report
                 Bonds, together with forty-eight
                 indentures supplemental thereto

4.2              Forty-ninth Supplemental Indenture  4.1 to APS' 1992 Form 10-K        1-4473        3-30-93
                                                     Report

4.3              Fiftieth Supplemental Indenture     4.2 to APS' 1993 Form 10-K        1-4473        3-30-94
                                                     Report

4.4              Fifty-first Supplemental Indenture  4.1 to APS' August 1, 1993 Form   1-4473        9-27-93
                                                     8-K Report

4.5              Fifty-second Supplemental           4.1 to APS' September 30, 1993
                 Indenture                           Form 10-Q Report                  1-4473        11-15-93


4.6              Fifty-third Supplemental Indenture  4.5 to APS' Registration          1-4473        3-1-94
                                                     Statement No. 33-61228 by means
                                                     of February 23, 1994 Form 8-K
                                                     Report

4.7              Fifty-fourth Supplemental           4.1 to APS' Registration          1-4473        11-22-96
                 Indenture                           Statements Nos. 33-61228,
                                                     33-55473, 33-64455 and
                                                     333-15379 by means of November
                                                     19, 1996 Form 8-K Report

4.8              Fifty-fifth Supplemental Indenture  4.8 to APS' Registration          1-4473        4-9-97
                                                     Statement Nos. 33-55473,
                                                     33-64455 and 333-15379 by means
                                                     of April 7, 1997 Form 8-K Report

4.9              Agreement, dated March 21, 1994,    4.1 to APS' 1993 Form 10-K        1-4473        3-30-94
                 relating to the filing of           Report
                 instruments defining the rights of
                 holders of APS long-term debt
                 not in excess of 10% of APS'
                 total assets

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
4.10             Indenture dated as of January 1,    4.6 to APS' Registration          1-4473        1-11-95
                 1995 among APS and The Bank of      Statement Nos. 33-61228 and
                 New York, as  Trustee               33-55473 by means of January 1,
                                                     1995 Form 8-K Report


4.11             First Supplemental Indenture        4.4 to APS' Registration          1-4473        1-11-95
                 dated as of January 1, 1995         Statement Nos. 33-61228 and
                                                     33-55473 by means of January 1,
                                                     1995 Form 8-K Report

4.12             Indenture dated as of November      4.5 to APS' Registration          1-4473        11-22-96
                 15, 1996 among APS and The Bank     Statements Nos. 33-61228,
                 of New York, as Trustee             33-55473, 33-64455 and 333-
                                                     15379 by means of November 19,
                                                     1996 Form 8-K Report

4.13             First Supplemental Indenture        4.6 to APS' Registration          1-4473        11-22-96
                                                     Statements Nos. 33-61228,
                                                     33-55473, 33-64455 and
                                                     333-15379 by means of November
                                                     19, 1996 Form 8-K Report

4.14             Second Supplemental Indenture       4.10 to APS' Registration         1-4473        4-9-97
                                                     Statement Nos. 33-55473,
                                                     33-64455 and 333-15379 by means
                                                     of April 7, 1997 Form 8-K Report

4.15             Indenture dated as of December 1,   4.1 to the Company's              1-8962        1-25-01
                 2000 between the Company and The    Registration Statement No.
                 Bank of New York, as Trustee,       333-53150
                 relating to Senior Debt Securities

4.16             Indenture dated as of December 1,   4.2 to the Company's              1-8962        1-25-01
                 2000 between the Company and The    Registration Statement No.
                 Bank of New York, as Trustee,       333-53150
                 relating to subordinated Debt
                 Securities

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
4.17             Specimen Certificate of Pinnacle    4.2 to the Company's 1988         1-8962        3-31-89
                 West Capital Corporation Common     Form 10-K Report
                 Stock,  no par value

4.18             Agreement, dated March 29, 1988,    4.1 to the Company's 1987         1-8962        3-30-88
                 relating to the filing of           Form 10-K Report
                 instruments defining the rights
                 of holders of long-term debt
                 not in excess of 10% of  the
                 Company's total assets

4.19             Indenture dated as of January 15,   4.10 to APS' Registration The     1-4473        1-16-98
                 1998 among APS and Chase            Statement Nos. 333-15379 and
                 Manhattan Bank, as Trustee          333-27551 by means of January
                                                     13, 1998 Form 8-K Report

4.20             First Supplemental Indenture        4.3 to APS' Registration          1-4473        1-16-98
                 dated as of January 15, 1998        Statement Nos. 333-15379 and
                                                     333-27551 by means of January
                                                     13, 1998 Form 8-K Report

4.21             Second Supplemental Indenture       4.3 to APS' Registration          1-4473        2-22-99
                 dated as of February 15, 1999       Statement Nos. 333-27551 and
                                                     333-58445 by means of February
                                                     18, 1999 Form 8-K Report

4.22             Third Supplemental Indenture        4.5 to APS' Registration          1-4473        11-5-99
                 dated as of November 1, 1999        Statement No. 333-58445 by
                                                     means of November 2, 1999 Form
                                                     8-K Report

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
4.23             Amended and Restated Rights         4.1 to the Company's March 22,    1-8962        4-19-99
                 Agreement, dated as of March 26,    1999 Form 8-K Report
                 1999, between Pinnacle West
                 Capital Corporation and
                 BankBoston, N.A., as Rights
                 Agent, including (i) as Exhibit A
                 thereto the form of Amended
                 Certificate of Designation of
                 Series A Participating Preferred
                 Stock of Pinnacle West Capital
                 Corporation, (ii) as Exhibit B
                 thereto the form of Rights
                 Certificate and (iii) as Exhibit
                 C thereto the Summary of Right to
                 Purchase Preferred Shares

10.9             Two separate Decommissioning        10.2 to APS' September 1991       1-4473        11-14-91
                 Trust Agreements (relating to       Form 10-Q Report
                 PVNGS Units 1 and 3,
                 respectively), each dated
                 July 1, 1991, between APS and
                 Mellon Bank, N.A., as
                 Decommissioning Trustee

10.10            Amendment No. 1 to                  10.1 to APS' 1994 Form 10-K       1-4473        3-30-95
                 Decommissioning Trust Agreement     Report
                 (PVNGS Unit 1),  dated as of
                 December 1, 1994

10.11            Amendment No. 1 to                  10.2 to APS' 1994 Form 10-K       1-4473        3-30-95
                 Decommissioning Trust Agreement     Report
                 (PVNGS Unit 3),  dated as of
                 December 1, 1994

10.12            Amendment No. 2 to APS              10.4 to APS' 1996 Form 10-K       1-4473        3-28-97
                 Decommissioning Trust Agreement     Report
                 (PVNGS Unit 1)  dated as of July
                 1, 1991

10.13            Amendment No. 2 to APS              10.6 to APS' 1996 Form 10-K       1-4473        3-28-97
                 Decommissioning Trust Agreement     Report
                 (PVNGS Unit 3)  dated as of July
                 1, 1991

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
10.14            Amended and Restated                10.1 to the Company's 1991 Form   1-8962        3-26-92
                 Decommissioning Trust Agreement     10-K Report
                 (PVNGS Unit 2) dated as of
                 January 31, 1992, among APS,
                 Mellon Bank, N.A., as
                 Decommissioning Trustee, and
                 State Street Bank and Trust
                 Company, as successor to The First
                 National Bank of Boston, as Owner
                 Trustee under two separate Trust
                 Agreements, each with a separate
                 Equity Participant, and as Lessor
                 under two separate Facility
                 Leases, each relating to an
                 undivided interest in
                 PVNGS Unit 2

10.15            First Amendment to Amended and      10.2 to APS' 1992 Form 10-K       1-4473        3-30-93
                 Restated  Decommissioning Trust     Report
                 Agreement (PVNGS Unit 2),  dated
                 as of November 1, 1992

10.16            Amendment No. 2 to Amended and      10.2 to APS' 1994 Form 10-K       1-4473        3-30-95
                 Restated  Decommissioning Trust     Report
                 Agreement (PVNGS Unit 2),  dated
                 as of November 1, 1994

10.17            Amendment No. 3 to Amended and      10.1 to APS' June 1996 Form       1-4473        8-9-96
                 Restated  Decommissioning Trust     10-Q Report
                 Agreement (PVNGS Unit 2),  dated
                 as of November 1, 1994

10.18            Amendment No. 4 to  Amended and     APS 10.5 to APS' 1996 Form        1-4473        3-28-97
                 Restated  Decommissioning Trust     10-K Report
                 Agreement (PVNGS Unit 2)  dated
                 as of January 31, 1992

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
10.19            Asset Purchase and Power Exchange   10.1 to APS' June 1991 Form       1-4473        8-8-91
                 Agreement dated September 21,       10-Q Report
                 1990 between APS and PacifiCorp,
                 as  amended as of October 11,
                 1990 and as of July 18, 1991

10.20            Long-Term Power Transaction         10.2 to APS' June 1991 Form       1-4473        8-8-91
                 Agreement dated September 21,       10-Q Report
                 1990 between APS and PacifiCorp,
                 as amended as of October 11,
                 1990, and as of July 8, 1991

10.21            Amendment No. 1 dated April 5,      10.3 to APS' 1995 Form 10-K       1-4473        3-29-96
                 1995 to the Long-Term Power         Report
                 Transaction Agreement and Asset
                 Purchase and Power Exchange
                 Agreement  between PacifiCorp
                 and APS

10.22            Restated Transmission Agreement     10.4 to APS' 1995 Form 10-K       1-4473        3-29-96
                 between PacifiCorp and APS dated    Report
                 April 5, 1995

10.23            Contract among PacifiCorp,  APS     10.5 to APS' 1995 Form 10-K       1-4473        3-29-96
                 and United States Department of     Report
                 Energy Western Area  Power
                 Administration, Salt Lake Area
                 Integrated Projects for Firm
                 Transmission Service dated
                 May 5, 1995

10.24            Reciprocal Transmission Service     10.6 to APS' 1995 Form 10-K       1-4473        3-29-96
                 Agreement between APS and           Report
                 PacifiCorp dated as  of March 2,
                 1994

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
10.25            Contract, dated July 21, 1984,      10.31 to the Company's Form       2-96386       3-13-85
                 with DOE providing for the          S-14 Registration Statement
                 disposal of nuclear fuel and/or
                 high-level radioactive  waste,
                 ANPP

10.26            Indenture of Lease with Navajo      5.01 to APS' Form S-7             2-59644       9-1-77
                 Tribe of Indians, Four Corners      Registration Statement
                 Plant

10.27            Supplemental and Additional         5.02 to APS' Form S-7             2-59644       9-1-77
                 Indenture of Lease, including       Registration Statement
                 amendments and supplements  to
                 original lease with Navajo Tribe
                 of Indians, Four Corners Plant

10.28            Amendment and Supplement No. 1 to   10.36 to the Company's            1-8962        7-25-85
                 Supplemental and Additional         Registration Statement on
                 Indenture of Lease Four Corners,    Form 8-B Report
                 dated April 25,  1985

10.29            Application and Grant of            5.04 to APS' Form S-7             2-59644       9-1-77
                 multi-party rights-of-way and       Registration Statement
                 easements, Four Corners Plant
                 Site

10.30            Application and Amendment No. 1     10.37 to the Company's            1-8962        7-25-85
                 to Grant of multi-party             Registration Statement on
                 rights-of-way and easements,        Form 8-B
                 Four Corners Power Plant  Site
                 dated April 25, 1985

10.31            Application and Grant of Arizona    5.05 to APS' Form S-7             2-59644       9-1-77
                 Public Service Company rights-      Registration Statement
                 of-way and easements, Four
                 Corners Plant Site

10.32            Application and Amendment No. 1     10.38 to the Company's            1-8962        7-25-85
                 to Grant of Arizona Public          Registration Statement on
                 Service Company rights-of-way       Form 8-B
                 and easements, Four Corners
                 Power Plant Site dated April 25,
                 1985

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
10.33            Indenture of Lease, Navajo Units    5(g) to APS' Form S-7             2-36505       3-23-70
                 1, 2, and 3                         Registration Statement

10.34            Application of Grant of             5(h) to APS Form S-7              2-36505       3-23-70
                 rights-of-way and easements,        Registration Statement
                 Navajo Plant

10.35            Water Service Contract Assignment   5(l) to APS' Form S-7             2-394442      3-16-71
                 with the United States Department   Registration Statement
                 of Interior, Bureau of
                 Reclamation, Navajo Plant

10.36            Arizona Nuclear Power Project       10. 1 to APS' 1988 Form 10-K      1-4473        3-8-89
                 Participation Agreement, dated
                 August 23, 1973, among APS
                 Salt River Project Agricultural
                 Improvement and Power District,
                 Southern California Edison
                 Company, Public Service Company
                 of New Mexico, El Paso Electric
                 Company, Southern California
                 Public Power Authority, and
                 Department of Water and Power of
                 the City of Los Angeles, and
                 amendments 1-12 thereto

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
10.37            Amendment No. 13, dated as of       10.1 to APS' March 1991           1-4473        5-15-91
                 April 22, 1991, to Arizona          Form 10-Q
                 Nuclear Power Project
                 Participation Agreement, dated
                 August 23, 1973, among APS, Salt
                 River Project Agricultural
                 Improvement and Power District,
                 Southern California Edison
                 Company, Public Service Company
                 of New Mexico, El Paso Electric
                 Company, Southern California
                 Public Power Authority, and
                 Department of Water and Power of
                 the City of Los Angeles

10.38            Amendment No. 14 to Arizona         99.1 to the Company's June        1-8962        8-14-00
                 Nuclear Power Project               2000 Form 10-Q Report
                 Participation Agreement, dated
                 August 23, 1973, among APS, Salt
                 River Project Agricultural
                 Improvement and Power District,
                 Southern California Edison
                 Company, Public Service Company
                 of New Mexico, El Paso Electric
                 Company, Southern California
                 Public Power Authority, and
                 Department of Water and Power of
                 the City of Los Angeles

10.39(c)         Facility Lease, dated as of         4.3 to APS' Form S-3              33-9480       10-24-86
                 August 1, 1986, between State       Registration Statement
                 Street Bank and Trust Company,
                 as successor to The First
                 National Bank of Boston, in its
                 capacity as  Owner Trustee, as
                 Lessor,  and APS, as Lessee

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
10.40(c)         Amendment No. 1, dated as of        10.5 to APS' September 1986       1-4473        12-4-86
                 November 1, 1986, to Facility       Form 10-Q Report by means of
                 Lease, dated as of August 1,        Amendment No. on December  3,
                 1986, between State Street Bank     1986 Form 8
                 and Trust  Company, as successor
                 to  The First National Bank of
                 Boston, in its capacity as  Owner
                 Trustee, as Lessor,  and APS, as
                 Lessee

10.41(c)         Amendment No. 2 dated as of June    10.3 to APS' 1988 Form 10-K       1-4473        3-8-89
                 1, 1987 to Facility Lease dated     Report
                 as of August 1, 1986  between
                 State Street Bank and Trust
                 Company, as successor to The
                 First National Bank of Boston,
                 as Lessor, and APS, as Lessee

10.42(c)         Amendment No. 3, dated as of        10.3 to APS' 1992 Form 10-K       1-4473        3-30-93
                 March 17, 1993, to Facility         Report
                 Lease, dated as of August 1,
                 1986, between State Street  Bank
                 and Trust Company, as  successor
                 to The First National Bank of
                 Boston, as Lessor, and APS, as
                 Lessee

10.43            Facility Lease, dated as of         10.1 to APS' November 18 1986     1-4473        1-20-87
                 December 15, 1986, between State    Form 8-K Report
                 Street Bank and Trust Company,
                 as successor to The First
                 National Bank of Boston, in its
                 capacity as  Owner Trustee, as
                 Lessor,  and APS, as Lessee

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
10.44            Amendment No. 1, dated as of        4.13 to APS' Form S-3             1-4473        8-24-87
                 August 1, 1987, to Facility         Registration Statement No.
                 Lease, dated as of December 15,     33-9480 by means of August 1,
                 1986, between State Street Bank     1987 Form 8-K Report
                 and Trust Company, as successor
                 to The First National Bank of
                 Boston, as Lessor, and  APS, as
                 Lessee

10.45            Amendment No. 2, dated as of        10.4 to APS' 1992 Form 10-K       1-4473        3-30-93
                 March 17, 1993, to Facility         Report
                 Lease, dated as of December 15,
                 1986, between State Street Bank
                 and Trust Company, as successor
                 to The First National Bank of
                 Boston, as Lessor, and APS, as
                 Lessee

10.46(a)         Pinnacle West Capital Corporation   10.13 to the Company's 1999       1-8962        3-30-00
                 Supplemental Excess Benefit         Form 10-K Report
                 Retirement Plan, as amended and
                 restated, dated December 7, 1999

10.47(a)         Trust for the Pinnacle West         10.14 to the Company's 1999       1-8962        3-30-00
                 Capital Corporation, Arizona        Form 10-K Report
                 Public Service Company and SunCor
                 Development Company Deferred
                 Compensation Plans dated August
                 1, 1996

10.48(a)         First Amendment dated December 7,   10.15 to the Company's 1999       1-8962        3-30-00
                 1999 to the Trust for the           Form 10-K Report
                 Pinnacle West Capital
                 Corporation, Arizona Public
                 Service Company and SunCor
                 Development Company Deferred
                 Compensation Plans

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
10.49(a)         Directors' Deferred Compensation    10.1 to APS' June 1986 Form       1-4473        8-13-86
                 Plan, as restated, effective        10-Q Report
                 January 1, 1986

10.50(a)         Second Amendment to the Arizona     10.2 to APS' 1993 Form 10-K       1-4473        3-30-94
                 Public Service  Company Deferred    Report
                 Compensation Plan, effective  as
                 of January 1, 1993

10.51(a)         Third Amendment to the Arizona      10.1 to APS' September 1994       1-4473        11-10-94
                 Public Service Company Directors'   Form 10-Q
                 Deferred  Compensation Plan,
                 effective  as of May 1, 1993

10.52(a)         Fourth Amendment dated December     10.8 to the Company's 1999
                 28, 1999 to the Arizona Public      Form 10-K Report                  1-8962        3-30-00
                 Service Company Directors
                 Deferred Compensation Plan

10.53(a)         Arizona Public Service Company      10.4 to APS' 1988 Form 10-K       1-4473        3-8-89
                 Deferred Compensation Plan, as      Report
                 restated, effective January 1,
                 1984, and the second and third
                 amendments thereto, dated
                 December 22, 1986,  and December
                 23, 1987  respectively

10.54(a)         Third Amendment to the  Arizona     10.3 to APS' 1993 Form 10-K       1-4473        3-30-94
                 Public Service  Company Deferred    Report
                 Compensation Plan, effective  as
                 of January 1, 1993

10.55(a)         Fourth Amendment to the Arizona     10.2 to APS' September 1994       1-4473        11-10-94
                 Public Service  Company Deferred    Form 10-Q Report
                 Compensation Plan effective as of
                 May 1, 1993

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
10.56(a)         Fifth Amendment to the Arizona      10.3 to APS' 1996 Form 10-K       1-4473        3-28-97
                 Public Service Company Deferred     Report
                 Compensation Plan

10.57(a)         First Amendment effective as of     10.7 to the Company's 1999        1-8962        3-30-00
                 January 1, 1999, to the Pinnacle    Form 10-K Report
                 West Capital Corporation, Arizona
                 Public Service Company, SunCor
                 Development Company and El Dorado
                 Investment Company Deferred
                 Compensation Plan

10.58(a)         Second Amendment effective          10.10 to the Company's 1999       1-8962        3-30-00
                 January 1, 2000 to the Pinnacle     Form 10-K Report
                 West Capital Corporation, Arizona
                 Public Service Company, SunCor
                 Development Company and El Dorado
                 Investment Company Deferred
                 Compensation Plan

10.59(a)         Pinnacle West Capital               10.10 to APS' 1995 Form           1-4473        3-29-96
                 Corporation, Arizona Public         10-K Report
                 Service Company, SunCor
                 Development Company and  El
                 Dorado Investment Company
                 Deferred Compensation Plan as
                 amended and restated effective
                 January 1, 1996

10.60(a)         Pinnacle West Capital Corp-         10.7 to APS' 1994 Form 10-K       1-4473        3-30-95
                 oration and Arizona Public          Report
                 Service Company Directors'
                 Retirement Plan, effective as of
                 January 1, 1995

10.61(a)         Letter Agreement dated July 28,     10.16 to the Company's 1999       1-8962        3-30-00
                 1995 between Arizona Public         Form 10-K Report
                 Service Company and Armando B.
                 Flores

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
10.62(a)         Letter Agreement dated October 3,   10.17 to the Company's 1999       1-8962        3-30-00
                 1997 between Arizona Public         Form 10-K Report
                 Service Company and James M.
                 Levine

10.63(a)         Letter Agreement dated as of        10.8 to APS' 1995 Form 10-K       1-4473        3-29-96
                 January 1, 1996 between APS and     Report
                 Robert G. Matlock &  Associates,
                 Inc. for consulting  services

10.64(a)         Letter Agreement dated  December    10.7 to APS' 1994 Form 10-K       1-4473        3-30-96
                 21, 1993, between  APS and          Report
                 William L. Stewart

10.65(a)         Letter Agreement dated  August      10.8 to APS' 1996 Form 10-K       1-4473        3-28-97
                 16, 1996 between APS and William    Report
                 L. Stewart

10.66(a)         Letter Agreement between APS and    10.2 to APS' September 1997       1-4473        11-12-97
                 William L. Stewart                  Form 10-Q Report

10.67(a)         Letter Agreement dated December
                 13, 1999 between APS and William
                 L. Stewart

10.68(a)(d)      Key Executive Employment and        10.1 to June 1999 Form 10-Q       1-8962        8-16-99
                 Severance Agreement between         Report
                 Pinnacle West and certain
                 executive officers of Pinnacle
                 West and its subsidiaries

10.69(a)         Pinnacle West Capital               10.1 to APS' 1992 Form 10-K       1-4473        3-30-93
                 Corporation Stock Option and        Report
                 Incentive Plan

10.70(a)         First Amendment dated December 7,   10.11 to the Company's 1999       1-8962        3-30-00
                 1999 to the Pinnacle West Capital   Form 10-K Report
                 Corporation Stock Option and
                 Incentive Plan

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
10.71(a)         Pinnacle West Capital Corporation   A to the Proxy Statement for      1-8962        4-16-94
                 1994 Long-Term Incentive Plan,      the Plan Report for the
                 effective as of March 23, 1994      Company's 1994 Annual
                                                     Meeting of  Shareholders

10.72(a)         First Amendment dated December 7,   10.12 to the Company's 1999       1-8962        3-30-00
                 1999 to the Pinnacle West Capital   Form 10-K Report
                 Corporation 1994 Long-Term
                 Incentive Plan

10.73(a)         Pinnacle West Capital Corporation   B to the Proxy Statement for      1-8962        4-16-94
                 Director Equity Participation       the Plan Report for the
                 Plan                                Company's 1994 Annual Meeting
                                                     of Shareholders

10.74(a)         Pinnacle West Capital Corporation   99.1 to the Company's             1-8962        7-3-00
                 2000 Director Equity Plan           Registration Statement on
                                                     Form S-8 (No. 333-40796)

10.75(a)         Pinnacle West Capital Corporation   99.2 to the Company's             1-8962        7-3-00
                 and Arizona Public Service          Registration Statement on
                 Company Directors' Retirement       Form S-8 (No. 333-40796)
                 Plan, as amended and restated on
                 June 21, 2000

10.76            Agreement No. 13904 (Option and     10.3 to APS' 1991 Form 10-K       1-4473        3-19-92
                 Purchase of Effluent) with Cities   Report
                 of Phoenix, Glendale, Mesa,
                 Scottsdale, Tempe, Town of
                 Youngtown, and Salt River Project
                 Agricultural Improvement and
                 Power District, dated April 23,
                 1973

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
10.77            Agreement for the Sale and          10.4 to APS' 1991 Form 10-K       1-4473        3-19-92
                 purchase of Wastewater Effluent     Report
                 with City of Tolleson and Salt
                 River Agricultural Improvement
                 and Power District, dated
                 June 12, 1981, including
                 Amendment No. 1 dated as of
                 November 12, 1981 and Amendment
                 No. 2 dated as of June 4, 1986

10.78(a)         APS Director Equity Plan            10.1 to September 1997 Form       1-4473        11-12-97
                                                     10-Q Report

10.79            Territorial Agreement between the   10.1 to APS' March 1998 Form      1-4473        5-15-98
                 Company and Salt River Project      10-Q Report

10.80            Power Coordination Agreement        10.2 to APS' March 1998 Form      1-4473        5-15-98
                 between the Company and Salt        10-Q Report
                 River Project

10.81            Memorandum of Agreement between     10.3 to APS' March 1998 Form      1-4473        5-15-98
                 the Company and  Salt River         10-Q Report
                 Project

10.82            Addendum to Memorandum of           10.2 to APS' May 19, 1998         1-4473        6-26-98
                 Agreement between APS and Salt      Form 8-K Report
                 River Project dated as of May 19,
                 1998

99.1             Collateral Trust Indenture among    4.2 to APS' 1992 Form 10 K        1-4473        3-30-93
                 PVNGS II Funding  Corp., Inc.,      Report
                 APS and  Chemical Bank, as Trustee

99.2             Supplemental Indenture to           4.3 to APS' 1992 Form 10 K        1-4473        3-30-93
                 Collateral Trust Indenture among    Report
                 PVNGS II Funding  Corp., Inc.,
                 APS and  Chemical Bank, as Trustee

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
99.3(c)          Participation Agreement, dated as   28.1 to APS' September 1992       1-4473        11-9-92
                 of August 1, 1986, among PVNGS      Form 10-Q Report
                 Funding  Corp., Inc., Bank of
                 America  National Trust and
                 Savings  Association, State
                 Street  Bank and Trust Company,
                 as  successor to The First
                 National Bank of Boston, in  its
                 individual capacity and as  Owner
                 Trustee, Chemical  Bank, in its
                 individual  capacity and as
                 Indenture  Trustee, APS, and the
                 Equity  Participant named therein

99.4(c)          Amendment No. 1 dated as of         10.8 to APS' September 1986       1-4473        12-4-86
                 November 1, 1986, to                Form 10-Q Report by means of
                 Participation Agreement, dated as   Amendment No. 1, on  December
                 of August 1, 1986,  among PVNGS     3, 1986 Form 8
                 Funding  Corp., Inc., Bank of
                 America  National Trust and
                 Savings  Association, State
                 Street  Bank and Trust Company,
                 as  successor to The First
                 National Bank of Boston, in  its
                 individual capacity and as  Owner
                 Trustee, Chemical  Bank, in its
                 individual  capacity and as
                 Indenture  Trustee, APS, and the
                 Equity  Participant named therein

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
99.5(c)          Amendment No. 2, dated as of        28.4 to APS' 1992 Form 10-K       1-4473        3-30-93
                 March 17, 1993, to Participation    Report
                 Agreement,  dated as of August 1,
                 1986, among PVNGS Funding Corp.,
                 Inc., PVNGS II Funding Corp.,
                 Inc., State  Street Bank and
                 Trust Company, as successor to
                 The First National Bank of
                 Boston, in its individual
                 capacity and as Owner Trustee,
                 Chemical Bank, in its individual
                 capacity and as  Indenture
                 Trustee, APS, and  the Equity
                 Participant named  therein

99.6(c)          Trust Indenture, Mortgage,          4.5 to APS' Form S-3              33-9480       10-24-86
                 Security Agreement and Assignment   Registration Statement
                 of Facility Lease, dated as of
                 August 1, 1986, between State
                 Street Bank and Trust Company,
                 as successor to The First
                 National Bank of Boston, as Owner
                 Trustee, and Chemical Bank,
                 as Indenture Trustee

99.7(c)          Supplemental Indenture No. 1,       10.6 to APS' September 1986       1-4473        12-4-86
                 dated as of November 1, 1986 to     Form 10-Q Report by means of
                 Trust Indenture, Mortgage,          Amendment No. 1 on
                 Security Agreement and Assignment   December 3, 1986 Form 8
                 of Facility  Lease, dated as of
                 August 1, 1986, between State
                 Street Bank and Trust Company, as
                 successor  to The First National
                 Bank of Boston, as Owner
                 Trustee, and Chemical Bank, as
                 Indenture Trustee

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
99.8(c)          Supplemental Indenture No. 2 to     28.14 to APS' 1992 Form 10-K
                 Trust Indenture, Mortgage,          Report                            1-4473        3-30-93
                 Security Agreement and
                 Assignment of Facility Lease,
                 dated as of August 1, 1986,
                 between State Street Bank and
                 Trust Company, as successor to
                 The First National Bank of
                 Boston,  as Owner Trustee, and
                 Chemical Bank, as Lease
                 Indenture Trustee

99.9(c)          Assignment, Assumption and          28.3 to APS' Form S-3             33-9480       10-24-86
                 Further Agreement, dated as of      Registration Statement
                 August 1, 1986, between APS and
                 State Street Bank and Trust
                 Company, as successor to The
                 First National Bank of Boston,
                 as Owner Trustee

99.10(c)         Amendment No. 1, dated as of        10.10 to APS' September 1986      1-4473        12-4-86
                 November 1, 1986, to Assignment,    Form 10-Q Report by means of
                 Assumption and  Further             Amendment No. l on
                 Agreement, dated as of August 1,    December 3, 1986 Form 8
                 1986, between  APS and State
                 Street Bank  and Trust Company,
                 as successor  to The First
                 National Bank of  Boston, as
                 Owner Trustee

99.11(c)         Amendment No. 2, dated as of        28.6 to APS' 1992 Form 10-K       1-4473        3-30-93
                 March 17, 1993, to Assignment,      Report
                 Assumption and  Further
                 Agreement, dated as of August 1,
                 1986, between  APS and State
                 Street Bank and Trust Company,
                 as successor to The First
                 National Bank of Boston, as Owner
                 Trustee

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
99.12            Participation Agreement, dated      28.2 to APS' September 1992       1-4473        11-9-92
                 as of December 15, 1986, among      Form 10-Q Report
                 PVNGS Funding Report Corp., Inc.,
                 State Street Bank and Trust
                 Company, as successor to The
                 First National Bank of Boston,
                 in its individual capacity and
                 as Owner Trustee, Chemical Bank,
                 in its individual capacity and
                 as Indenture Trustee under a
                 Trust Indenture, APS, and
                 the Owner Participant named
                 therein

99.13            Amendment No. 1, dated as of        28.20 to APS' Form S-3            1-4473        8-10-87
                 August 1, 1987, to Participation    Registration Statement No.
                 Agreement, dated as of December     33-9480 by means of a
                 15, 1986, among PVNGS Funding       November 6, 1986 Form 8-K
                 Corp., Inc. as  Funding             Report
                 Corporation, State  Street Bank
                 and Trust  Company, as successor
                 to The First National Bank of
                 Boston, as Owner Trustee,
                 Chemical Bank, as Indenture
                 Trustee, APS, and the Owner
                 Participant named therein

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
99.14            Amendment No. 2, dated as of        28.5 to APS' 1992 Form 10-K       1-4473        3-30-93
                 March 17, 1993, to Participation    Report
                 Agreement,  dated as of December
                 15,  1986, among PVNGS Funding
                 Corp., Inc., PVNGS II Funding
                 Corp., Inc., State Street Bank
                 and Trust Company, as successor
                 to The First National Bank of
                 Boston, in its individual
                 capacity and as Owner Trustee,
                 Chemical Bank, in its individual
                 capacity and as Indenture
                 Trustee, APS, and the Owner
                 Participant named  therein

99.15            Trust Indenture, Mortgage Security  10.2 to APS' November 18,         1-4473        1-20-87
                 Agreement and Assignment of         1986 Form 10-K Report
                 Facility Lease, dated as of
                 December 15, 1986, between State
                 Street Bank and Trust Company,
                 as successor to The First
                 National Bank of Boston, as Owner
                 Trustee, and Chemical Bank, as
                 Indenture Trustee

99.16            Supplemental Indenture No. 1,       4.13 to APS' Form S-3             1-4473        8-24-87
                 dated as of August 1, 1987, to      Registration Statement No.
                 Trust Indenture, Mortgage,          33-9480 by means of
                 Security Agreement and              August 1, 1987 Form
                 Assignment of Facility Lease,       8-K Report
                 dated as of December 15, 1986,
                 between State Street Bank and
                 Trust Company, as successor to
                 The First National Bank of
                 Boston, as Owner Trustee, and
                 Chemical Bank, as Indenture
                 Trustee

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
99.17            Supplemental Indenture No. 2 to     4.5 to APS' 1992 Form 10-K
                 Trust Indenture Mortgage,           Report                            1-4473        3-30-93
                 Security Agreement and
                 Assignment of Facility Lease,
                 dated as of December 15, 1986,
                 between State Street Bank and
                 Trust Company, as successor to
                 The First National Bank of
                 Boston, as Owner Trustee, and
                 Chemical  Bank, as Lease
                 Indenture Trustee

99.18            Assignment, Assumption and          10.5 to APS' November 18,         1-4473        1-20-87
                 Further Agreement, dated as of      1986 Form 8-K Report
                 December 15, 1986, between APS
                 and State Street Bank and Trust
                 Company, as successor to The
                 First National Bank of Boston,
                 as Owner Trustee

99.19            Amendment No. 1, dated as of        28.7 to APS' 1992 Form 10-K       1-4473        3-30-93
                 March 17, 1993, to Assignment,      Report
                 Assumption and  Further
                 Agreement, dated as  of December
                 15, 1986, between  APS and State
                 Street Bank and  Trust Company,
                 as successor to  The First
                 National Bank of Boston, as
                 Owner Trustee

99.20(c)         Indemnity Agreement dated as of     28.3 to APS' 1992 Form 10-K       1-4473        3-30-93
                 March 17, 1993 by APS               Report

99.21            Extension Letter, dated as of       28.20 to APS' Form S-3            1-4473        8-10-87
                 August 13, 1987, from the           Registration Statement No.
                 signatories of the Participation    33-9480 by means of a November
                 Agreement to Chemical Bank          6, 1986 Form 8-K  Report

99.22            Arizona Corporation Commission      28.1 to APS' 1991 Form 10-K       1-4473        3-19-92
                 Order dated December 6, 1991        Report

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
99.23            Arizona Corporation Commission      10.1 to APS' June 1994 form       1-4473        8-12-94
                 Order dated June 1, 1994            10-Q Report

99.24            Rate Reduction Agreement dated      10.1 to APS' December 4, 1995     1-4473        12-14-95
                 December 4, 1995 between APS and    8-K Report
                 the ACC Staff

99.25            ACC Order dated April 24, 1996      10.1 to APS' March 1996 Form      1-4473        5-14-96
                                                     10-Q Report

99.26            Arizona Corporation Commission      99.1 to APS' 1996 Form 10-K       1-4473        3-28-97
                 Order, Decision  No. 59943, dated   Report
                 December 26, 1996, including the
                 Rules regarding the introduction
                 of retail competition in Arizona

99.27            Retail Electric Competition Rules   10.1 to APS' June 1998 Form       1-4473        8-14-98
                                                     10-Q Report

99.28            Arizona Corporation Commission      10.1 to APS' September 1999       1-4473        11-15-99
                 Order, Decision No. 61973, dated    10-Q Report
                 October 6, 1999, approving APS'
                 Settlement Agreement

99.29            Addendum to Settlement Agreement    10.1 to the Company's             1-8962        11-14-00
                                                     September 2000 Form 10-Q
                                                     Report

99.29            Arizona Corporation Commission      10.2 to APS' September 1999       1-4473        11-15-99
                 Order, Decision No. 61969, dated    10-Q Report
                 September 29, 1999, including the
                 Retail Electric Competition Rules

99.30            Purchase and Sale Agreement for     99.1 to the Company's March       1-8962        5-15-00
                 Palo Verde Nuclear Generating       2000 Form 10-Q Report
                 Station by and between Southern
                 California Edison Company and
                 Pinnacle West Energy Corporation,
                 dated as of April 27, 2000

EXHIBIT NO.      DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:      FILE NO.(b)  DATE EFFECTIVE
-----------      -----------                         ----------------------------      -----------  --------------
99.31            Purchase and Sale Agreement for     99.2 to the Company's March       1-8962        5-15-00
                 Four Corners Power Plant by and     2000 10-Q Report
                 between Southern California
                 Edison Company and Pinnacle West
                 Energy Corporation, dated as of
                 April 27, 2000

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

REPORTS ON FORM 8-K

     During the quarter ended December 31, 2000, and the period ended March 13, 2001, the Company filed the following Reports on Form 8-K:

     Report dated October 26, 2000, regarding the written materials presented at an analyst conference in Phoenix, Arizona.

     Report dated November 27, 2000, regarding: (i) the Court of Appeals affirming the ACC's approval of the 1999 Settlement Agreement; a Maricopa County Superior Court judge's final judgment related to the Rules; the proposed timing of the transfer of generation assets; and issues related to generation expansion.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PINNACLE WEST CAPITAL CORPORATION
                                                (Registrant)

Date:  March 13, 2001                        William J. Post
                                       -----------------------------------------
                                             (William J. Post, Chairman of the
                                              Board of Directors
                                              and Chief Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                       TITLE                      DATE
           ---------                       -----                      ----


       William J. Post               Principal Executive         March 13, 2001
---------------------------------    Officer and Director
  (William J. Post, Chairman
 of the Board of Directors and
   Chief Executive Officer)


         Jack E. Davis               President and Director      March 13, 2001
---------------------------------
  (Jack E. Davis, President)


      Michael V. Palmeri             Principal Financial         March 13, 2001
---------------------------------    Officer
     (Michael V. Palmeri,
   Vice President, Finance)


      Chris N. Froggatt              Principal Accounting        March 13, 2001
---------------------------------    Officer
     (Chris N. Froggatt,
Vice President and Controller)


        Edward N. Basha              Director                    March 13, 2001
---------------------------------
    (Edward N. Basha, Jr.)

     Michael L. Gallagher            Director                    March 13, 2001
---------------------------------
    (Michael L. Gallagher)


         Pamela Grant                Director                    March 13, 2001
---------------------------------
        (Pamela Grant)


     Roy A. Herberger, Jr.           Director                    March 13, 2001
---------------------------------
    (Roy A. Herberger, Jr.)


        Martha O. Hesse              Director                    March 13, 2001
---------------------------------
       (Martha O. Hesse)


   William S. Jamieson, Jr.          Director                    March 13, 2001
---------------------------------
  (William S. Jamieson, Jr.)


       Humberto S. Lopez             Director                    March 13, 2001
---------------------------------
      (Humberto S. Lopez)


       Robert G. Matlock             Director                    March 13, 2001
---------------------------------
      (Robert G. Matlock)



       Kathryn L. Munro              Director                    March 13, 2001
---------------------------------
      (Kathryn L. Munro)



      Bruce J. Nordstrom             Director                    March 13, 2001
---------------------------------
     (Bruce J. Nordstrom)