Form 10-Q
period 2001-06-30
PINNACLE WEST CAPITAL CORP
filed 2001-08-14
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________


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


                                 (602) 250-1000
              (Registrant's telephone number, including area code)


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

               Number of shares of common stock, no par value, outstanding as of August 10, 2001: 84,721,335

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

El Paso - El Paso Natural Gas Company

ERMC - Energy Risk Management Committee

FASB - Financial Accounting Standards Board

FERC - United States Federal Energy Regulatory Commission

Four Corners - Four Corners Power Plant

GWh - gigawatt-hour, one billion watts per hour

ISO - California Independent System Operator

ITC -investment tax credit

KW - kilowatt, one thousand watts

KWh - kilowatt-hour, one thousand watts per hour

March 2001 10-Q - Pinnacle West Capital Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001

MW - megawatt, one million watts

MWh -megawatt-hour, one million watts per hour

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

2000 10-K - Pinnacle West Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2000

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                (dollars in thousands, except per share amounts)

                                                          Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2001            2000
                                                     -----------    -----------
Operating Revenues
  Electric                                           $ 1,261,358    $   720,174
  Real estate                                             32,454         36,374
                                                     -----------    -----------
       Total                                           1,293,812        756,548
                                                     -----------    -----------
Operating Expenses
  Purchased power and fuel                               858,757        289,244
  Operations and maintenance                             132,139        107,335
  Real estate operations                                  32,437         34,574
  Depreciation and amortization                          106,129        108,843
  Taxes other than income taxes                           25,462         25,610
                                                     -----------    -----------
       Total                                           1,154,924        565,606
                                                     -----------    -----------
Operating Income                                         138,888        190,942

Other Income (Expense)                                     3,237         (7,034)
                                                     -----------    -----------

Income Before Interest and Income Taxes                  142,125        183,908
                                                     -----------    -----------
Interest Expense
  Interest charges                                        43,823         42,102
  Capitalized interest                                   (12,527)        (4,786)
                                                     -----------    -----------
       Total                                              31,296         37,316
                                                     -----------    -----------

Income Before Income Taxes                               110,829        146,592
Income Taxes                                              43,972         56,691
                                                     -----------    -----------

Net Income                                           $    66,857    $    89,901
                                                     ===========    ===========

Average Common Shares Outstanding - Basic                 84,744         84,730

Average Common Shares Outstanding  - Diluted              85,042         84,891

Earnings Per Average Common Share Outstanding
  Net Income - Basic                                 $      0.79    $      1.06
  Net Income - Diluted                                      0.79           1.06

Dividends Declared Per Share                         $     0.375    $      0.35


See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                (dollars in thousands, except per share amounts)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                        -----------------------------
                                                                           2001               2000
                                                                        -----------       -----------
Operating Revenues
  Electric                                                              $ 2,167,852       $ 1,166,402
  Real estate                                                                64,789            78,263
                                                                        -----------       -----------
       Total                                                              2,232,641         1,244,665
                                                                        -----------       -----------
Operating Expenses
  Purchased power and fuel                                                1,375,181           414,676
  Operations and maintenance                                                257,389           217,784
  Real estate operations                                                     63,445            67,394
  Depreciation and amortization                                             210,910           211,300
  Taxes other than income taxes                                              50,765            51,002
                                                                        -----------       -----------
       Total                                                              1,957,690           962,156
                                                                        -----------       -----------
Operating Income                                                            274,951           282,509

Other Income                                                                  2,499            28,457
                                                                        -----------       -----------

Income From Continuing Operations Before Interest and Income Taxes          277,450           310,966
                                                                        -----------       -----------
Interest Expense
  Interest charges                                                           86,572            81,601
  Capitalized interest                                                      (22,954)           (8,635)
                                                                        -----------       -----------
       Total                                                                 63,618            72,966
                                                                        -----------       -----------

Income From Continuing Operations Before Income Taxes                       213,832           238,000
Income Taxes                                                                 84,770            94,029
                                                                        -----------       -----------
Income From Continuing Operations                                           129,062           143,971

Cumulative Effect of a Change in Accounting for Derivatives
 - Net of Income Tax Benefit of $1,793                                       (2,755)               --
                                                                        -----------       -----------

Net Income                                                              $   126,307       $   143,971
                                                                        ===========       ===========

Average Common Shares Outstanding - Basic                                    84,736            84,729

Average Common Shares Outstanding  - Diluted                                 85,005            84,859

Earnings Per Average Common Share Outstanding
  Continuing Operations - Basic                                         $      1.52       $      1.70
  Net Income - Basic                                                           1.49              1.70
  Continuing Operations - Diluted                                              1.52              1.70
  Net Income - Diluted                                                         1.49              1.70

Dividends Declared Per Share                                            $      0.75       $      0.70

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                (dollars in thousands, except per share amounts)

                                                                              Twelve Months Ended
                                                                                    June 30,
                                                                         -----------------------------
                                                                             2001              2000
                                                                         -----------       -----------
Operating Revenues
  Electric                                                               $ 4,533,260       $ 2,534,169
  Real estate                                                                144,891           151,202
                                                                         -----------       -----------
       Total                                                               4,678,151         2,685,371
                                                                         -----------       -----------
Operating Expenses
  Purchased power and fuel                                                 2,893,297           974,583
  Operations and maintenance                                                 489,810           454,051
  Real estate operations                                                     130,473           135,274
  Depreciation and amortization                                              430,839           423,604
  Taxes other than income taxes                                               99,543            96,764
                                                                         -----------       -----------
       Total                                                               4,043,962         2,084,276
                                                                         -----------       -----------
Operating Income                                                             634,189           601,095

Other Income (Expense)                                                       (26,364)           41,074
                                                                         -----------       -----------

Income From Continuing Operations Before Interest and Income Taxes           607,825           642,169
                                                                         -----------       -----------
Interest Expense
  Interest charges                                                           171,418           159,520
  Capitalized interest                                                       (35,957)          (12,036)
                                                                         -----------       -----------
       Total                                                                 135,461           147,484
                                                                         -----------       -----------

Income From Continuing Operations Before Income Taxes                        472,364           494,685
Income Taxes                                                                 184,941           180,334
                                                                         -----------       -----------
Income From Continuing Operations                                            287,423           314,351

Income Tax Benefit From Discontinued Operations                                   --            38,000

Extraordinary Charge - Net of Income Taxes of $94,115                             --          (139,885)

Cumulative Effect of a Change in Accounting for Derivatives
  - Net of Income Tax Benefit of $1,793                                       (2,755)               --
                                                                         -----------       -----------

Net Income                                                               $   284,668       $   212,466
                                                                         ===========       ===========

Average Common Shares Outstanding - Basic                                     84,736            84,735

Average Common Shares Outstanding  - Diluted                                  85,007            84,902

Earnings Per Average Common Share Outstanding
   Continuing Operations - Basic                                         $      3.39       $      3.71
   Net Income - Basic                                                           3.36              2.51
   Continuing Operations - Diluted                                              3.38              3.70
   Net Income - Diluted                                                         3.35              2.50

Dividends Declared Per Share                                             $     1.475       $      1.05

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (dollars in thousands)


                                                       June 30,     December 31,
                                                         2001          2000
                                                      ----------    ----------
                                                      (unaudited)
Current Assets
  Cash and cash equivalents                           $   13,090    $   10,363
  Trust fund for bond redemption                          72,370            --
  Customer and other receivables--net                    310,675       513,822
  Accrued utility revenues                               105,334        74,566
  Materials and supplies                                  80,060        71,966
  Fossil fuel                                             25,401        19,405
  Deferred income taxes                                    5,793         5,793
  Assets from risk management and trading activities     137,938        17,506
  Other current assets                                    75,136        80,492
                                                      ----------    ----------
       Total current assets                              825,797       793,913
                                                      ----------    ----------
Investments and Other Assets
  Real estate investments--net                           399,199       371,323
  Other assets                                           397,363       318,249
                                                      ----------    ----------
       Total investments and other assets                796,562       689,572
                                                      ----------    ----------
Property, Plant and Equipment
  Plant in service and held for future use             8,045,482     7,809,566

  Less accumulated depreciation and amortization       3,277,947     3,188,302
                                                      ----------    ----------
       Total                                           4,767,535     4,621,264
                                                      ----------    ----------
  Construction work in progress                          626,558       464,540
  Nuclear fuel, net of amortization                       48,062        47,389
                                                      ----------    ----------
       Net property, plant and equipment               5,442,155     5,133,193
                                                      ----------    ----------
Deferred Debits
  Regulatory assets                                      403,840       469,867
  Other deferred debits                                   79,112        62,606
                                                      ----------    ----------
       Total deferred debits                             482,952       532,473
                                                      ----------    ----------

Total Assets                                          $7,547,466    $7,149,151
                                                      ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             LIABILITIES AND EQUITY
                             (dollars in thousands)


                                                       June 30,     December 31,
                                                         2001           2000
                                                     -----------    -----------
                                                     (unaudited)
Current Liabilities
  Accounts payable                                   $   196,191    $   375,805
  Accrued taxes                                          184,674         89,246
  Accrued interest                                        37,729         42,954
  Short-term borrowings                                  301,949         82,775
  Current maturities of long-term debt                   400,266        463,469
  Customer deposits                                       28,085         26,189
  Liabilities from risk management
    and trading activities                               178,210         37,179
  Other current liabilities                                8,482         73,681
                                                     -----------    -----------
       Total current liabilities                       1,335,586      1,191,298
                                                     -----------    -----------

Long-Term Debt Less Current Maturities                 2,104,586      1,955,083
                                                     -----------    -----------

Deferred Credits and Other
  Deferred income taxes                                1,083,168      1,143,040

  Unamortized gain - sale of utility plant                66,348         68,636
  Other                                                  568,585        408,380
                                                     -----------    -----------
       Total deferred credits and other                1,718,101      1,620,056
                                                     -----------    -----------

Commitments and contingencies (Notes 6, 7, 9 and 12)

Common Stock Equity
  Common stock, no par value                           1,528,490      1,532,831
  Accumulated other comprehensive loss                   (51,912)            --
  Retained earnings                                      912,615        849,883
                                                     -----------    -----------
       Total common stock equity                       2,389,193      2,382,714
                                                     -----------    -----------

Total Liabilities and Equity                         $ 7,547,466    $ 7,149,151
                                                     ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (dollars in thousands)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                              ---------------------------
                                                                                 2001             2000
                                                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuting operations                                            $ 129,062         $ 143,971
  Items not requiring cash
    Depreciation and amortization                                               210,910           211,300
    Nuclear fuel amortization                                                    14,178            15,124
    Deferred income taxes--net                                                  (24,299)          (31,528)
    Other--net                                                                       --            (3,623)
  Changes in current assets and liabilities
    Customer and other receivables--net                                         203,147          (107,755)
    Accrued utility revenues                                                    (30,768)          (39,342)
    Materials, supplies and fossil fuel                                         (14,090)               81
    Other current assets                                                          5,356           (18,079)
    Accounts payable                                                           (183,525)           60,918
    Accrued taxes                                                                95,428           126,571
    Accrued interest                                                             (5,225)              350
    Risk management and trading activities - net                                (62,418)               --
    Other current liabilities                                                   (63,303)          (25,178)
  Change in El Dorado partnership investment                                        766           (26,794)
  Decrease/(Increase) in land held for sale                                     (25,786)            4,314
  Other--net                                                                     23,970               654
                                                                              ---------         ---------
Net Cash Flow Provided By Operating Activities                                  273,403           310,984
                                                                              ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Trust fund for bond redemption                                                (72,370)               --
  Capital expenditures                                                         (427,062)         (223,361)
  Capitalized interest                                                          (22,954)           (8,635)
  Other--net                                                                     14,469            (1,541)
                                                                              ---------         ---------
Net Cash Flow Used For Investing Activities                                    (507,917)         (233,537)
                                                                              ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                                                    482,500           139,000
  Short-term borrowings--net                                                    219,174           162,575
  Dividends paid on common stock                                                (63,573)          (59,307)
  Repayment of long-term debt                                                  (396,512)         (270,223)
  Other--net                                                                     (4,348)              203
                                                                              ---------         ---------
Net Cash Flow Provided by /(Used for) Financing Activities                      237,241           (27,752)
                                                                              ---------         ---------
Net Cash Flow                                                                     2,727            49,695
Cash and Cash Equivalents at Beginning of Period                                 10,363            20,705
                                                                              ---------         ---------
Cash and Cash Equivalents at End of Period                                    $  13,090         $  70,400
                                                                              =========         =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest, net of amounts capitalized                                      $  63,653         $  72,475
    Income taxes                                                              $  15,954         $   6,361

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor, and El Dorado. All significant intercompany accounts and transactions have been eliminated. We have reclassified certain prior year amounts to conform to the current year presentation.

2. Our unaudited condensed consolidated financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature with the exception of the cumulative effect of a change in accounting for derivatives (see Notes 9 and 10), the extraordinary charge (see Note 5) and the tax benefit from discontinued operations (see Note 13). We suggest that these Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements be read along with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our 2000 10-K.

3. Weather conditions and trading and wholesale power marketing activities can have significant impacts on our results for interim periods. Results for interim periods do not necessarily represent results to be expected for the year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the six months ended June 30, 2001.

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

     The 1999 Settlement Agreement was approved by the ACC in September 1999 (see Note 6 for a discussion of the agreement). Consequently, we have discontinued the application of SFAS No. 71 for our generation operations. As a result, we tested the generation assets for impairment and determined that the generation assets were not impaired. Pursuant to the 1999 Settlement Agreement, a regulatory disallowance removed $234 million pretax ($183 million net present value) from ongoing regulatory cash flows and was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes, or $1.65 per basic or diluted share) was reported as an extraordinary charge on the income statement during the third quarter of 1999. Prior to the 1999 Settlement Agreement, under the 1996 regulatory agreement (see Note 6), the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period that would have ended June 30, 2004.

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

     The consolidated balance sheets include the amounts listed below for generation assets not subject to SFAS No. 71 (for additional generation information see Note 8):

                             (dollars in thousands)
                                                         June 30,   December 31,
                                                           2001         2000
                                                       -----------  -----------
Electric plant in service and held for future use ..   $ 3,943,538  $ 3,856,600
Accumulated depreciation and amortization ..........    (1,745,428)  (1,693,079)
Construction work in progress ......................       460,815      304,992
Nuclear fuel, net of amortization ..................        48,062       47,389

6. Regulatory Matters

ELECTRIC INDUSTRY RESTRUCTURING

STATE

     1999 SETTLEMENT AGREEMENT. On May 14, 1999, APS entered into a comprehensive Settlement Agreement with various parties, including representatives of major consumer groups, related to the implementation of retail electric competition. On September 23, 1999, the ACC voted to approve the 1999 Settlement Agreement, with some modifications. On December 13, 1999, two parties filed lawsuits challenging the ACC's approval of the 1999 Settlement Agreement. Each party bringing the lawsuits appealed the ACC's order approving the 1999 Settlement Agreement directly to the Arizona Court of Appeals, as provided by Arizona law. In one of the appeals, on December 26, 2000, the Arizona Court of Appeals affirmed the ACC's approval of the 1999 Settlement Agreement. This decision was not appealed and has become final. In the other appeal, on April 5, 2001, the Arizona Court of Appeals again affirmed the ACC's approval of the 1999 Settlement Agreement. The Arizona Consumers Council, which filed that appeal, has petitioned the Arizona Supreme Court for review of the Court of Appeals' decision.

     The following are the major provisions of the 1999 Settlement Agreement, as approved:

     * APS has reduced, and will reduce, rates for standard offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease of approximately $11 million ($7 million after income taxes) related to the 1996 regulatory agreement. See "1996 Regulatory Agreement" below. Based on the price reduction authorized in the 1999 Settlement Agreement, there were retail price decreases of approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2000, and approximately $27 million ($16 million after taxes), or 1.5%, effective July 1, 2001. For customers having loads three MW or greater, standard offer rates will be reduced in varying annual increments that total 5% in the years 1999 through 2002.

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

     * APS will be permitted to defer for later recovery prudent and reasonable costs of complying with the ACC electric competition rules, system benefits costs in excess of the levels included in then-current
          (1999) rates, and costs associated with the "provider of last resort" and standard offer obligations for service after July 1, 2004. These costs are to be recovered through an adjustment clause or clauses commencing on July 1, 2004.

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

     * APS will form, or cause to be formed, a separate corporate affiliate or affiliates and transfer to such affiliate(s) its generating assets and competitive services at book value as of the date of transfer, and will complete the transfer no later than December 31, 2002. Accordingly, APS plans to complete the move of such assets and services from APS to the parent company or to Pinnacle West Energy by the end of 2002, as required. APS will be allowed to defer and later collect, beginning July 1, 2004, sixty-seven percent of its costs to accomplish the required transfer of generation assets to an affiliate.

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

     Although the Rules allow retail customers to have access to competitive providers of energy and energy services (see "Retail Electric Competition Rules" below), APS is the "provider of last resort" for standard offer customers under rates that have been approved by the ACC. Energy prices in the western wholesale market vary and, during the course of the last year, have been volatile. At various times, prices in the spot wholesale market have significantly exceeded the amount included in APS' current retail rates. APS expects similar market conditions to continue through 2001 and 2002. We believe that through a combination of hedging and our current generation portfolio, we will be able to adequately manage our exposure to the volatility of the power market. However, in the event of shortfalls due to unforeseen increases in load demand or generation outages, APS may need to purchase additional supplemental power in the wholesale spot market. Unless APS is able to obtain an adjustment of its rates under the emergency provisions of the 1999 Settlement Agreement, there can be no assurance that APS would be able to fully recover the costs of this power.

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

     On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgment holding that the Rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted to the Arizona Attorney General for certification. The judgment also invalidates all ACC orders authorizing competitive electric service providers, including APS Energy Services, to operate in Arizona. We do not believe the ruling affects the 1999 Settlement Agreement. The 1999 Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to the fair value of APS' property in the order approving the 1999 Settlement Agreement. The ACC and other parties aligned with the ACC have appealed the ruling to the Arizona Court of Appeals, as a result of which the Superior Court's ruling is automatically stayed pending further judicial review. In a similar appeal concerning the issuance of competitive telecommunications CC&N's, the Arizona Court of Appeals invalidated rates for competitive carriers due to the ACC's failure to establish a fair value rate base for such carriers. That case has been appealed to the Arizona Supreme Court, where a decision is pending.

     The Rules approved by the ACC include the following major provisions:

     * They apply to virtually all Arizona electric utilities regulated by the ACC, including APS.

     * Effective January 1, 2001, retail access became available to all APS retail electricity customers.

     * Electric service providers that get CC&N's from the ACC can supply only competitive services, including electric generation, but not electric transmission and distribution.

     * Affected utilities must file ACC tariffs that unbundle rates for non-competitive services.

     * The ACC shall allow a reasonable opportunity for recovery of unmitigated stranded costs.

     * Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive generation assets and services either to an unaffiliated party or to a separate corporate affiliate. Under the 1999 Settlement Agreement, APS received a waiver to allow transfer of its generation and other competitive assets and services to affiliates no later than December 31, 2002. APS plans to complete the move of such assets by the end of 2002, as required.

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

                                      -14-
FEDERAL

     The 1992 Energy Act and recent rulemakings by FERC have promoted increased competition in the wholesale energy markets. We do not expect these rules to have a material impact on our financial statements.

     Several electric utility industry restructuring bills will undoubtedly be introduced during the current congressional session. Several bills have been written to allow consumers to choose their electricity suppliers beginning in 2001 and beyond. These bills and other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any comprehensive restructuring of the electric utility industry can occur.

     In June 2001 FERC adopted a price mitigation plan that constrains the price of electricity in the wholesale spot electricity market in the Western United States. The plan remains in effect until September 30, 2002. The Company cannot accurately predict the overall financial impact of the plan on the various aspects of its business, including its wholesale and purchased power activities.

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

8. Business Segments

     We have two principal business segments (determined by products, services and regulatory environment),which consist of the transmission and distribution of electricity activities (delivery business segment) and the generation of electricity and wholesale activities (generation business segment).

     These reportable segments reflect a change in the reporting of our functional activities. Before January 1, 2001, our reported segment information combined transmission and distribution of electricity activities with wholesale activities. Our current operational activities are more closely based on the strong integration of our wholesale activities and our generation of electricity activities, and have been combined for segment reporting purposes. The corresponding information for earlier periods has been restated.

     The periods ended September 30, 2000 and December 31, 2000 have not yet been reported on a restated basis. When earnings are restated, the following amounts for the periods ended September 30, 2000 will be moved to the generation business segment from the delivery business segment: $29 million for the three months; $53 million for the nine months; and $54 million for the twelve months. The restatement for the twelve month period ended December 31, 2000 will result in $61 million in earnings being moved to the generation business segment from the delivery business segment.

     Beginning in 2001, we changed our method of allocating revenues between the delivery business segment and the generation business segment to reflect the seasonal impact of market prices. This change had the impact of increasing delivery segment income and decreasing generation segment income in all the periods presented when compared to the prior comparable periods. The after-tax change is $35 million in the three-month ended period and $43 million in the six and twelve-month ended periods.

     The other amounts include activity relating to the parent company and other subsidiaries, including APS Energy Services, SunCor and El Dorado. Eliminations primarily relate to intersegment sales of electricity. Segment information for the three, six and twelve months ended June 30, 2001 and 2000 is as follows (dollars in millions):

                                   3 Months Ended        6 Months Ended       12 Months Ended
                                      June 30,              June 30,              June 30,
                                 ------------------    ------------------    ------------------
                                   2001       2000       2001       2000       2001       2000
                                 -------    -------    -------    -------    -------    -------
Operating Revenues:
  Delivery                       $   557    $   508    $   965    $   880    $ 2,055    $ 1,875
  Generation                         964        446      1,658        692      3,452      1,510
  Other                               32         37         70         79        149        152
  Eliminations                      (259)      (234)      (460)      (406)      (978)      (852)
                                 -------    -------    -------    -------    -------    -------
       Total                     $ 1,294    $   757    $ 2,233    $ 1,245    $ 4,678    $ 2,685
                                 =======    =======    =======    =======    =======    =======

Income from Continuing
 Operations:
  Delivery                       $    65    $    32    $    89    $    56    $   138    $   145
  Generation                           5         64         48         73        173        149
  Other                               (3)        (6)        (8)        15        (24)        20
                                 -------    -------    -------    -------    -------    -------
       Total                     $    67    $    90    $   129    $   144    $   287    $   314
                                 =======    =======    =======    =======    =======    =======

                                   As of June 30,       As of December 31,
                                        2001                  2000
                                        ----                  ----
Assets:
Delivery                               $3,934                $3,987
Generation                              3,110                 2,687
Other                                     503                   475
                                       ------                ------
     Total                             $7,547                $7,149
                                       ======                ======

9. Accounting Matters

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

     In June 2001, the FASB determined that electricity contracts, including those with option characteristics and those subject to "bookout," would qualify for the normal purchases and sales exception if certain criteria were met. Prior to the issuance of the guidance, we accounted for electricity contracts with characteristics of options and those subject to "bookout" as normal purchases and sales. As a result, we did not mark these contracts to their fair market values each reporting period. The effective date of this new guidance is July 1, 2001.

We estimate the impacts of the new guidance are a $12 million after-tax loss in net income and an $8 million after-tax gain in equity (as a component of other comprehensive income). These adjustments resulted from option contracts that did not meet the new criteria for the normal purchases and sales exception. The impact of the new guidance will be reflected as a cumulative effect of a change in accounting principle in the third quarter of 2001. See Note 10 for discussion on the impact of SFAS No. 133.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." We are currently evaluating the new standard and do not expect it to have a material impact on our financial statements.

10. Derivative Instruments

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal and emissions allowances. We employ established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels, and emissions allowances/credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodity. In addition, subject to specified risk parameters established by the Board of Directors and monitored by the ERMC, we engage in trading activities intended to profit from market price movements.

     As a result of adopting SFAS No. 133, we recognized $118 million of derivative assets and $16 million of derivative liabilities in our balance sheet as of January 1, 2001. Also as of January 1, 2001, we recorded a $3 million after-tax loss, or $0.03 per basic or diluted share, in net income as a cumulative effect of a change in accounting principle and a $65 million after-tax gain in equity (as a component of other comprehensive income). The gain resulted from unrealized gains on cash flow hedges. See Note 9 for discussion on SFAS No. 133.

     The change in derivative fair value in the consolidated statements of income for the three, six and twelve months ending June 30, 2001 and 2000 is comprised of the following (dollars in thousands):

                                                      Three Months Ended     Six Months Ended    Twelve Months Ended
                                                           June 30,              June 30,              June 30,
                                                      ------------------    ------------------    -------------------
                                                        2001       2000       2001       2000       2001       2000
                                                      -------    -------    -------    -------    -------    --------
Ineffective portion of derivatives
  qualifying for hedge accounting (a)                 $(1,941)   $    --    $  (312)   $    --    $  (312)   $     --

Discontinuance of cash flow hedges for
  forecasted transactions that will not occur          (7,718)        --     (7,718)        --     (7,718)         --
                                                      -------    -------    -------    -------    -------    --------
     TOTAL                                            $(9,659)   $    --    $(8,030)   $    --    $(8,030)   $     --
                                                      =======    =======    =======    =======    =======    ========

(a) Time value component of options excluded from assessment of hedge effectiveness.

     As of June 30, 2001, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is forty-two months. During the twelve months ending June 30, 2002, we estimate that a net loss of $7 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect on earnings of market price changes for the related hedged transaction.

     Net gains and losses on derivatives utilized for trading activities are recognized in power marketing revenues on a current basis (the mark to market method). Trading positions are measured at fair value as of the balance sheet date. The net gains recognized in power marketing revenues were the following for the three, six and twelve months ended June 30, 2001 and 2000 (dollars in millions):

                                   Three Months     Six Months     Twelve Months
                                      Ended           Ended           Ended
                                     June 30,        June 30,        June 30,
                                   ------------    ------------    ------------
                                   2001    2000    2001    2000    2001    2000
                                   ----    ----    ----    ----    ----    ----
Mark to market gains               $ 42    $ 22    $ 95    $ 27    $ 76    $ 28
Realized gains                        3      14      10      14      45      19
                                   ----    ----    ----    ----    ----    ----
Total trading gains                $ 45    $ 36    $105    $ 41    $121    $ 47
                                   ====    ====    ====    ====    ====    ====

11. Comprehensive Income

     Components of comprehensive income for the three-month, six-month and twelve-month periods ended June 30, 2001 and 2000, are as follows (dollars in thousands):

                                              Three Months             Six Months             Twelve Months
                                                 Ended                   Ended                    Ended
                                                June 30,                June 30,                 June 30,
                                         ----------------------   ----------------------   ----------------------
                                            2001         2000        2001        2000        2001         2000
                                         ---------    ---------   ---------    ---------   ---------    ---------
Net Income                               $  66,857    $  89,901   $ 126,307    $ 143,971   $ 284,668    $ 212,466
                                         ---------    ---------   ---------    ---------   ---------    ---------
Other comprehensive income/(loss),
 net of tax:
  Cumulative effect of change in
    accounting for derivatives                  --           --      64,700           --      64,700           --
  Unrealized holding losses arising
    during period                          (87,475)          --     (97,928)          --     (97,928)          --
  Reclassification adjustment for
    derivatives                             (1,862)          --     (18,684)          --     (18,684)          --
                                         ---------    ---------   ---------    ---------   ---------    ---------
Total other comprehensive loss             (89,337)          --     (51,912)          --     (51,912)          --
                                         ---------    ---------   ---------    ---------   ---------    ---------

Comprehensive Income/(Loss)              $ (22,480)   $  89,901   $  74,395    $ 143,971   $ 232,756    $ 212,466
                                         =========    =========   =========    =========   =========    =========

12. Generation Expansion

     PINNACLE WEST ENERGY

     Pinnacle West Energy has announced plans to build about 2,840 MW of generating capacity from 2001-2006 at an estimated cost of about $1.6 billion.

       Site                                                     MW
       ----                                                     --
     West Phoenix 4 - In Service                                120
     West Phoenix 5                                             530
     Redhawk 1                                                  530
     Redhawk 2                                                  530
     Redhawk 3                                                  530
     Redhawk 4                                                  530
     Southern Arizona                                            70
                                                             ------

          TOTAL                                               2,840
                                                             ======

     Pinnacle West Energy is also considering additional expansion, which may result in additional expenditures. Pinnacle West Energy is currently funding its capital requirements through capital infusions from the parent company, which finances those infusions through debt financings and internally generated cash. As Pinnacle West Energy develops and obtains additional generation assets, Pinnacle West Energy expects to fund its capital requirements through internally generated cash and its own debt issuances.

     Pinnacle West Energy has completed or is currently planning the following projects:

     * A 650 MW expansion of the West Phoenix Power Plant. The 120 MW West Phoenix Unit 4 began commercial operation on June 1, 2001. Construction has begun on the 530 MW West Phoenix Unit 5, with commercial operation expected to begin in mid-2003.

     * The construction of a four unit electrical generating station near Palo Verde, called Redhawk. Redhawk Units 1 and 2 will be natural gas fired combined cycle units. Construction began in December 2000, and commercial operation is currently scheduled for the summer of 2002. Pinnacle West Energy is evaluating initially constructing Redhawk Units 3 and 4 as simple cycle units, to be converted to combined cycle units at a later date.

     * Pinnacle West Energy is also planning the construction of a 70 MW natural gas fired simple cycle power plant in southern Arizona. Construction is expected to begin in the fall of 2001, with an expected commercial operation date of mid-2002.

     Pinnacle West Energy entered into an agreement with NPC to purchase NPC's 72 MW gas-fired Harry Allen Power Station about 30 miles northeast of Las Vegas, Nevada, for a net purchase price, after adjustments for purchased power commitments, of approximately $65.2 million. However, recently-enacted Nevada legislation provides that "[b]efore July 1, 2003, an electric utility shall not dispose of a generation asset." Although the NPC purchase agreement remains in effect, unless this Nevada law is amended, Pinnacle West Energy would not be able to acquire the Harry Allen Power Station under the NPC purchase agreement. Pinnacle West Energy continues to pursue opportunities to construct a 570 MW combined cycle plant in southern Nevada, with a potential commercial operation date in early 2004. The plans and permits for this plant are expected to be finalized by year end 2001.

     Pinnacle West Energy is exploring the possibility of creating an underground natural gas storage facility on company-owned land west of Phoenix. A feasibility study is in progress to determine if the proposed acreage can support a natural gas storage cavern. Results are expected by late 2001.

13. Income Tax Benefit

     In September 1999, we recorded a tax benefit of $38 million, or $0.45 per basic or diluted share, which stemmed from the resolution of income tax matters related to a former subsidiary, MeraBank, A Federal Savings Bank. This amount is reflected as a tax benefit from discontinued operations in the income statement.

14. El Dorado Partnership Investment Income

     Net other income consists primarily of El Dorado's share in the earnings of a venture capital partnership. We record our share of the earnings from the partnership as the partnership adjusts the value of its investment. In 2001, El Dorado received a distribution of securities representing substantially all of El Dorado's investment in the partnership. The securities were sold in the first quarter of 2001 and a gain was recognized in other income.

15. California Energy Market Issues and Refunds in the Pacific Northwest

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

     In July 2001, the FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. This order calls for a hearing, with findings of fact due to FERC after the California ISO provides necessary historical data. FERC also ordered an evidentiary proceeding to discuss and evaluate possible refunds for the Pacific Northwest. Although FERC has not yet calculated the refund amounts, we do not expect that the resolution of this issue will have a material adverse impact on our financial position, results of operations or liquidity.

16. Legal Proceedings

     SunCor is a party to a lawsuit pending in Maricopa County Superior Court entitled SUNCOR DEVELOPMENT COMPANY V. BERGSTROM CORPORATION, CV 98-11472. On March 15, 2001, a jury returned a verdict against SunCor in the amount of $28.6 million, $25.7 million of which represents a punitive damage award. The verdict was based on the Bergstrom Corporation's claims that it was defrauded in connection with the acquisition of approximately ten acres of land in a SunCor commercial development and a subsequent settlement agreement relating to those claims. SunCor believes that the verdict is neither supported by the evidence or the law and has filed post-trial motions to that effect and, if necessary, will appeal. We do not expect this litigation to have a material adverse impact on our financial position, results of operations or liquidity.

17. Power Service Agreement

     By letter dated March 7, 2001, Citizens Communications Company advised APS that it believes APS has overcharged Citizens by over $50 million under a power service agreement. APS believes that its charges under the agreement were fully in accordance with the terms of the agreement. APS and Citizens terminated the power service agreement, effective July 15, 2001. In replacement of the power service agreement, the Company and Citizens entered into a power sale agreement under which the Company will supply Citizens with specified amounts of electricity and ancillary services through May 31, 2008. This new agreement does not address issues previously raised by Citizens with respect to charges under the original power service agreement through June 1, 2001.

18. 2001 Generation Summer Reliability Program

     We recently added over 500 MW of generating capability to enhance reliability for the summer of 2001 in light of market conditions in the western United States. The additional capacity included the 120 MW West Phoenix Unit 4 (see Note 12) and approximately 200 MW of gas-fired portable generators leased for the summer of 2001 by Pinnacle West Energy. Additionally, APS restored approximately 100 MW of previously mothballed gas-fired steam units at the West Phoenix Power Plant and refurbished the entire fossil plant fleet during the spring of 2001 (which resulted in additional capability of approximately 110
MW).

SUPPLEMENTAL ITEM. SELECTED CONSOLIDATED DATA

                                             Three Months             Six Months            Twelve Months
                                            Ended June 30,          Ended June 30,          Ended June 30,
                                         --------------------    --------------------    --------------------
                                           2001        2000        2001        2000        2001        2000
                                         --------    --------    --------    --------    --------    --------
ELECTRIC OPERATING REVENUES
(dollars in millions)
Retail
  Residential                            $    234    $    228    $    407    $    385    $    903    $    843
  Business                                    258         253         457         449         943         934
                                         --------    --------    --------    --------    --------    --------
       Total retail                           492         481         864         834       1,846       1,777
Sales for resale                              732         178       1,210         252       2,552         639
Transmission for others                         5           4          10           7          17          13
Miscellaneous services                         32          57          84          73         118         105
                                         --------    --------    --------    --------    --------    --------
       Net electric operating revenues   $  1,261    $    720    $  2,168    $  1,166    $  4,533    $  2,534
                                         ========    ========    ========    ========    ========    ========
ELECTRIC SALES (GWh)
Retail
  Residential                               2,467       2,370       4,589       4,247      10,122       9,287
  Business                                  3,446       3,377       6,269       6,114      12,909      12,510
                                         --------    --------    --------    --------    --------    --------
       Total retail                         5,913       5,747      10,858      10,361      23,031      21,797
Sales for resale                            4,979       3,769       9,401       6,702      24,674      16,555
                                         --------    --------    --------    --------    --------    --------
       Total sales                         10,892       9,516      20,259      17,063      47,705      38,352
                                         ========    ========    ========    ========    ========    ========

ELECTRIC CUSTOMERS
(end of period)
Retail
  Residential                             764,741     736,039
  Business                                 95,998      92,469
                                         --------    --------
       Total retail                       860,739     828,508
Sales for resale                               66          67
                                         --------    --------
       Total electric customers           860,805     828,575
                                         ========    ========

POWER PLANT PERFORMANCE
(capacity factors)

Nuclear                                      83.6%       88.0%       90.0%       93.0%       91.1%       93.1%
Coal                                         86.8%       84.6%       82.7%       80.1%       84.5%       82.6%

Total baseload (nuclear and coal)            84.9%       86.6%       86.9%       87.6%       88.3%       88.7%
Gas and Oil                                  46.1%       20.0%       42.7%       16.1%       39.7%       17.9%

BOOK VALUE PER SHARE
(end of period)                          $  28.17    $  27.00

                        PINNACLE WEST CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

     In this section, we explain the results of operations, general financial condition, and outlook for Pinnacle West and our subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor, and El Dorado, including:

     * the changes in our earnings for the three-month, six-month and twelve-month periods ended June 30, 2001 and 2000;

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

Operating Results

     The following table summarizes net income for the three, six and twelve months ended June 30, 2001 and the comparable prior year periods for Pinnacle West and each of its subsidiaries (dollars in millions):

                                             3 Months Ended        6 Months Ended       12 Months Ended
                                                 June 30,              June 30,             June 30,
                                            ----------------      ----------------      ----------------
                                             2001       2000       2001       2000       2001       2000
                                            -----      -----      -----      -----      -----      -----
APS                                         $  70      $  96      $ 134      $ 129      $ 312      $ 294
Pinnacle West Energy                            1         (1)         1         (1)        --         (1)
APS Energy Services                            --         (2)        (7)        (4)       (17)       (10)
SunCor                                         --          1         --          6          6          8
El Dorado                                      --         (3)        --         16        (14)        27
Parent Company                                 (4)        (1)         1         (2)         1         (4)
                                            -----      -----      -----      -----      -----      -----
Income from continuing operations              67         90        129        144        288        314
Income tax benefit from
  discontinued operations                      --         --         --         --         --         38
Extraordinary charge - net of
  income taxes of $94                          --         --         --         --         --       (140)
Cumulative effect of a change
  in accounting - net of income
  taxes of $2                                  --         --         (3)        --         (3)        --
                                            -----      -----      -----      -----      -----      -----
Net income                                  $  67      $  90      $ 126      $ 144      $ 285      $ 212
                                            =====      =====      =====      =====      =====      =====

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED WITH THREE-MONTH PERIOD ENDED JUNE 30, 2000

     Our consolidated net income for the three months ended June 30, 2001 was $67 million compared with $90 million for the same period in the prior year. The decrease in net income of $23 million, or 26%, is primarily because of increases in purchased power and fuel costs, higher operations and maintenance expenses, reductions in retail electricity prices and miscellaneous factors. The positive factors partially offsetting these decreases were an increase in the contribution of wholesale power marketing activities, increases in other income and decreases in interest expense. See Note 6 for information on the price reductions.

     Electric operating revenues increased approximately $541 million primarily because of:

     * increased power marketing revenues related to trading and other wholesale activities ($422 million);
     * increased wholesale revenues primarily related to higher prices for surplus generation sales ($107 million);
     * higher retail sales volumes primarily related to weather impacts and customer growth, partially offset by lower average usage per customer ($13 million); and
     *    other miscellaneous factors ($6 million).

     As mentioned above, these positive factors were partially offset by reductions in retail electricity prices ($7 million).

     Purchased power and fuel expenses increased approximately $570 million primarily because of:

     * increased power marketing costs related to trading and other wholesale activities ($413 million);
     *    increased costs related to wholesale sales of surplus generation
          ($71 million);
     * increased costs related to higher retail sales volumes primarily related to higher purchased power and fuel prices and weather impacts ($33 million);
     * higher replacement power costs primarily for increased plant outages ($31 million);
     * replacement power costs related to the Palo Verde outage extension to replace fuel control element assemblies ($12 million); and
     * a SFAS No. 133 adjustment related to changes in natural gas market prices ($10 million).

     See Notes 9 and 10 for additional information on SFAS No. 133 and trading activities.

     The increase in operations and maintenance expenses primarily related to the generation summer reliability program and increased power plant maintenance ($17 million) and increased pension and other costs ($8 million). See Note 18 for additional information on the generation summer reliability program.

     Net other income increased $10 million primarily because of insurance recovery of environmental remediation costs.

     Interest expense decreased by $6 million primarily because of increased capitalized interest resulting from our generation expansion plan. See Note 12 for information on the generation expansion plan.

     OPERATING RESULTS - SIX-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED WITH SIX-MONTH PERIOD ENDED JUNE 30, 2000

     Our consolidated net income for the six months ended June 30, 2001 was $126 million compared with $144 million for the same period in the prior year. In January 2001, we recognized a $3 million after-tax loss in net income as a cumulative effect of a change in accounting for derivatives. See Notes 9 and 10 for further discussion.

     Income from continuing operations decreased $15 million, or 10% less than the comparable period in 2000, primarily because of increases in purchased power and fuel costs, higher operations and maintenance expenses, lower earnings from El Dorado, reductions in retail electricity prices and miscellaneous factors. The positive factors partially offsetting these decreases were an increase in the contribution of wholesale power marketing activities and a decrease in interest expense. See Note 6 for information on the price reductions.

     Electric operating revenues increased approximately $1.0 billion primarily because of:

     * increased power marketing revenues related to trading and other wholesale activities ($744 million);
     * increased wholesale revenues primarily related to higher prices for surplus generation sales ($225 million);
     * higher retail sales volumes primarily related to weather impacts and customer growth, partially offset by lower average usage per customer ($36 million); and
     *    other miscellaneous factors ($9 million).

     As mentioned above, these positive factors were partially offset by reductions in retail electricity prices ($13 million).

     Purchased power and fuel expenses increased approximately $961 million primarily because of:

     * increased power marketing costs related to trading and other wholesale activities ($680 million);
     *    increased costs related to wholesale sales of surplus generation
          ($145 million);
     * higher replacement power costs primarily for increased plant outages ($67 million);
     * increased costs related to higher retail sales volumes primarily attributable to higher purchased power and fuel prices and weather impacts ($49 million);
     * replacement power costs related to the Palo Verde outage extension to replace fuel control element assemblies ($12 million); and
     * SFAS No. 133 adjustments related to changes in natural gas market prices ($8 million).

     See Notes 9 and 10 for additional information on SFAS No. 133 and trading activities.

     The increase in operations and maintenance expenses primarily related to the generation summer reliability program and increased power plant maintenance ($27 million), increased pension and other costs ($8 million) and a provision for credit exposure related to the California energy situation ($5 million). See
Note 18 for additional information on the generation summer reliability program.

     Net other income decreased by $26 million primarily because of a change in the market value of El Dorado's investment in a technology-related venture capital partnership (see Note 14) and other non-operating costs, partially offset by an insurance recovery of environmental remediation costs.

     Interest expense decreased by $9 million primarily because of increased capitalized interest resulting from our generation expansion plan. See Note 12 for additional information on the generation expansion plan.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED WITH TWELVE-MONTH PERIOD ENDED JUNE 30, 2000

     Consolidated net income for the twelve months ended June 30, 2001 was $285 million compared with $212 million for the same period in the prior year. The increase primarily relates to a $140 million after-tax extraordinary charge recorded in the third quarter of 1999, partially offset by a $38 million income tax benefit from discontinued operations (also recorded in the third quarter of 1999) and a $3 million after-tax loss for a cumulative effect of a change in accounting for derivatives recorded in 2001.

     The extraordinary charge related to a regulatory disallowance that resulted from APS' 1999 Settlement Agreement that was approved by the ACC. See Notes 5 and 6 for additional information about the regulatory disallowance and the 1999 Settlement Agreement.

     The income tax benefit from discontinued operations resulted from the resolution of income tax matters related to a former subsidiary, MeraBank. See
Note 13.

     The cumulative effect of a change in accounting for derivatives resulted from the implementation of SFAS No. 133. See Notes 9 and 10.

     Income from continuing operations for the twelve months ended June 30, 2001 decreased $27 million, or 9% less than the comparable prior-year period, primarily because of higher purchased power and fuel costs, decreased earnings from El Dorado, the completion of the amortization of ITCs in 1999, higher operations and maintenance expenses, reductions in retail electricity prices and miscellaneous factors. The positive factors partially offsetting these decreases were an increase in the contribution of wholesale power marketing activities and weather impacts. See Note 6 for information on the price reductions. See "Income Taxes" below for a discussion of the ITC amortization.

     Electric operating revenues increased approximately $2.0 billion because of:

     * increased power marketing revenues related to trading and other wholesale activities ($1.69 billion);
     * increased wholesale revenues primarily related to higher prices for surplus generation sales ($235 million);
     * increases in the number of customers and the average amount of electricity used by customers ($51 million); and
     *    weather impacts on retail revenues ($48 million).

     These positive factors were partially offset by reductions in retail electricity prices ($28 million).

     Purchased power and fuel expenses increased approximately $1.92 billion primarily because of:

     * increased power marketing costs related to trading and other wholesale activities ($1.63 billion);
     *    increased costs related to wholesale sales of surplus generation
          ($102 million);
     * higher replacement power costs primarily for increased plant outages ($106 million);
     * higher costs related to retail sales volumes and to purchased power and fuel prices ($45 million);
     * replacement power costs related to the Palo Verde outage extension to replace fuel control element assemblies ($12 million);
     *    weather impacts on purchased power and fuel ($12 million); and
     * SFAS No. 133 adjustments related to changes in natural gas market prices ($8 million).

     See Notes 9 and 10 for additional information on SFAS No. 133 and trading activities.

     The increase in operations and maintenance expenses primarily related to generation summer reliability programs and increased power plant maintenance ($35 million), increased pension and other costs ($11 million), and provisions for credit exposure related to the California energy situation ($10 million), partially offset by approximately $15 million of non-recurring items recorded in 1999. See "Business Outlook - California Energy Market Issues and Refunds in the Pacific Northwest" below. See Note 18 for additional information on the generation summer reliability program.

     Net other income decreased $67 million primarily because of a change in the market value of El Dorado's investment in a technology-related venture capital partnership (see Note 14) and other non-operating costs offset by an insurance recovery of environmental remediation costs.

     Interest expense decreased by $12 million primarily because of increased capitalized interest resulting from our generation expansion plan. See Note 12 for additional information on the generation expansion plan.

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

SFAS NO. 133

     The FASB has issued new guidance regarding the accounting treatment of derivatives effective July 1, 2001. We estimate the impacts of the new guidance are a $12 million after-tax loss in net income and an $8 million after-tax gain in equity (as a component of other comprehensive income). These adjustments resulted from option contracts that did not meet the new criteria for the normal purchases and sales exception. The impact of the new guidance will be reflected as a cumulative effect of a change in accounting principle in the third quarter of 2001. See Notes 9 and 10 for additional discussion of SFAS No. 133.


LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL EXPENDITURE REQUIREMENTS

     The following table summarizes the actual capital expenditures for the six-months ended June 30, 2001 and estimated capital expenditures for the next three years:

                              CAPITAL EXPENDITURES
                              (dollars in millions)

                                    (actual)                (estimated)
                                ----------------    ----------------------------
                                Six-months ended             Years ending
                                    June 30,                 December 31,
                                      2001           2001       2002       2003
                                     ------         ------     ------     ------
APS
  Delivery                           $  169         $  340     $  354     $  321
  Existing generation (a)                62            121        156         --
                                     ------         ------     ------     ------
                                        231            461        510        321
                                     ------         ------     ------     ------
Pinnacle West Energy (b)
  Generation expansion                  199            531        226        168
  Existing generation (a)                --             --         --        122
                                     ------         ------     ------     ------
                                        199            531        226        290
                                     ------         ------     ------     ------

SunCor (c)                               61             84         66         27
                                     ------         ------     ------     ------

Other (d)                                --             24         16          8
                                     ------         ------     ------     ------

Total                                $  491         $1,100     $  818     $  646
                                     ======         ======     ======     ======

(a) Pursuant to the 1999 Settlement Agreement, APS is required to move its generating assets and competitive services no later than December 31, 2002.
(b) See Note 12 and "Capital Resources and Cash Requirements - Pinnacle West Energy" below.
(c) Consists primarily of capital expenditures for land development and retail and office building construction.
(d)  Primarily APS Energy Services.

     CAPITAL RESOURCES AND DEBT FINANCING

          PINNACLE WEST

     The parent company's cash requirements and its ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of the 2000 10-K.

     During the six-months ended June 30, 2001, the parent company increased its outstanding indebtedness by about $265 million. During the six-month period ended June 30, 2001, the parent company issued $300 million in long-term debt and $237 million in short-term borrowings and repaid $272 million of long- and short-term debt. The majority of these borrowings were used to fund Pinnacle West Energy capital expenditures. On August 2, 2001, the parent company issued $250 million of its Floating Rate Notes due August 1, 2003, a substantial portion of the proceeds of which was used to repay short-term debt incurred for capital contributions to Pinnacle West Energy.

          APS

     APS' long-term debt redemption requirements, including optional repayments on long-term debt are: $383 million in 2001; $125 million in 2002; and zero in 2003. During 2001, APS expects to satisfy its long-term debt redemption requirements with cash from operations and long and short-term borrowings. Through June 2001, APS redeemed $58 million of its long-term debt. Based on market conditions and optional call provisions, APS may make optional redemptions of long-term debt from time to time.

     Although provisions in APS' first mortgage bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds and preferred stock that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

          PINNACLE WEST ENERGY

     See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of construction and financing programs relating to Pinnacle West Energy.

          OTHER SUBSIDIARIES

     SunCor and El Dorado each fund all of their cash requirements with cash from operations and, in the case of SunCor, its own external financings. APS Energy Services funds its cash requirements with cash infusions from the parent company.

     SunCor's capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the Capital Expenditures table above for actual capital expenditures for the six-months ended June 30, 2001 and projected capital expenditures through 2003. SunCor expects to fund its capital requirements from internally generated cash and its own external financings.

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

     GENERATION EXPANSION

     See Note 12 for information regarding our generation expansion plans. The planned additional generation is expected to increase revenues, fuel expenses, operating expenses, and financing costs.

     CALIFORNIA ENERGY MARKET ISSUES AND REFUNDS IN THE PACIFIC NORTHWEST

     SCE and PG&E have publicly disclosed that their liquidity has been materially and adversely affected because of, among other things, their inability to pass on to ratepayers the prices each has paid for energy and ancillary services procured through the PX and ISO. In April 2001, PG&E filed for bankruptcy protection. See Note 15 for additional information.

     FACTORS AFFECTING OPERATING REVENUES

     Electric operating revenues are derived from sales of electricity in regulated retail markets in Arizona and in competitive retail and wholesale bulk power markets in the western United States.

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

     Wholesale activities will be affected by electricity prices and costs of available fuel and purchased power in the western United States, as well as competitive market conditions and regulatory and legislative changes in various state and federal jurisdictions, including the price mitigation plan adopted by FERC in June 2001 (see Note 6). These factors have significantly affected our trading and wholesale power activities and their resultant earnings contributions over the last several years. We cannot predict future contributions from trading and wholesale activities. See Item 3 below for additional information.

     Competitive sales of energy and energy-related products and services are made by APS Energy Services in western states that have opened to competitive supply. Such activities are currently not material to our consolidated financial results.

     OTHER FACTORS AFFECTING FUTURE FINANCIAL RESULTS

     Purchased power and fuel costs are impacted by our electricity sales volumes, existing contracts for generation fuel and purchased power, our power plant performance, prevailing market prices, and our hedging program for managing such costs. See "Natural Gas Supply" in Part II for additional information on gas transportation costs.

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

     El Dorado's historical results are not necessarily indicative of future performance for El Dorado. See Note 14 for additional information regarding El Dorado. El Dorado's strategies focus on realization of the value of its existing investments. Any future investments are expected to be related to the energy business.

     We cannot accurately predict the impact of full retail competition on our financial position, cash flows, results of operations, or liquidity. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete effectively in a restructured industry.

     Our financial results may be affected by the application of SFAS No. 133. See Notes 9 and 10 for further information.

     Our financial results may be affected by a number of broad factors. See "Forward-Looking Statements" below for further information on such factors, which may cause our actual future results to differ from those we currently seek or anticipate.

RATE MATTERS

     See Note 6 for a discussion of a price reduction effective as of July 1, 2001, and for a discussion of the 1999 Settlement Agreement that will, among other things, result in five annual price reductions over a four-year period ending July 1, 2003.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements based on current expectations and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry; the outcome of regulatory and legislative proceedings relating to the restructuring; state and federal regulatory and legislative decisions and actions, including the price mitigation plan adopted by FERC in June 2001; regional economic and market conditions, including the California energy situation, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital; weather variations affecting local and regional customer energy usage; conservation programs; power plant performance; the successful completion of our generation expansion program; regulatory issues associated with generation expansion, such as permitting and licensing; our ability to compete successfully outside traditional regulated markets (including the wholesale market); technological developments in the electric industry; and the real estate market in SunCor's market areas, which include Arizona, New Mexico and Utah.

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

     As of June 30, 2001, a hypothetical adverse price movement of 10% in the market price of our commodity derivative portfolio would decrease the fair market value of these contracts by approximately $46 million. This analysis does not include the favorable impact this same hypothetical price move would have on the underlying physical exposures being hedged with the commodity derivative portfolio. We plan to complete the move of our wholesale power marketing and trading activities from APS to the parent company by the end of 2002.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously reported, in June 1999, the Navajo Nation served Salt River Project with a lawsuit naming Salt River Project, several Peabody Coal Company entities, SCE and other defendants, and citing various claims in connection with the renegotiations of the coal royalty and lease agreements under which Peabody mines coal for Navajo Generating Station and the Mohave Generating Station. THE NAVAJO NATION V. PEABODY HOLDING COMPANY, INC., et al., United States District Court for the District of Columbia, CA-99-0469-EGS. APS is a 14% owner of the Navajo Generating Station, which Salt River Project operates. See "Legal Proceedings" in Item 3 of the 2000 10-K. In July 2001, the court dismissed all claims against Salt River Project.

     See Notes 16 and 17 of Notes to Condensed Consolidated Financial Statements for additional matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     At our Annual Meeting of Shareholders held on May 23, 2001, the following persons were elected as directors:

                                       Votes For      Votes Against      Abstain
                                       ---------      -------------      -------
CLASS I (TERM TO EXPIRE AT 2004
ANNUAL MEETING)

Roy A. Herberger, Jr.                  76,186,028         886,571          N/A
Humberto S. Lopez                      76,133,103         930,477          N/A
Robert G. Matlock                      75,851,903       1,217,929          N/A
Kathryn L. Munro                       76,165,608         896,016          N/A

CLASS III (TERM TO EXPIRE AT 2003
ANNUAL MEETING)

Jack E. Davis                          76,342,077         735,573          N/A

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

     WATER SUPPLY

     A summons served on APS in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987. See "Water Supply" in Part II, Item 5 of the March 2001 10-Q. APS and other parties petitioned the U.S. Supreme Court for review of the Arizona Supreme Court's decision affirming the lower court's criteria for resolving groundwater claims, and that petition was denied.

     TAX WAIVER

     The lease for the Four Corners plant site waived, until July 2001, the requirement that the coal supplier and vendors pay certain taxes to the Navajo Nation. The coal supplier currently pays a possessory interest tax (PIT) and business activity tax (BAT) to the Navajo Nation, which is reimbursed by the Four Corners participants, including APS. The PIT is due from the coal supplier, one half on November 1 and one half on May 1 of each year, beginning on November 1, 2001, and the BAT is due from the coal supplier 45 days after the calendar quarter ends, beginning November 15, 2001. APS anticipates that the Navajo Nation will levy additional taxes; however, APS cannot currently predict the outcome of this matter or the amount of any additional taxes. The coal supplier, the Navajo Nation, and the Four Corners participants are continuing to investigate alternative contractual arrangements and business relationships in an effort to permit the electricity generated at Four Corners to be priced competitively.

     PURPORTED NAVAJO ENVIRONMENTAL REGULATIONS

     As previously reported, on July 12, 2000, the Four Corners participants and the Navajo Generating Station participants each filed a petition with the Navajo Supreme Court for review of the operating permit regulations. See "Purported Navajo Environmental Regulations" in Part I, Item 1 of the 2000 10-K. The Navajo Nation and the Four Corners and Navajo Generating Station participants agreed to indefinitely stay this proceeding so that the parties may attempt to resolve the dispute without litigation. The Court has stayed this proceeding pursuant to a request by the parties. We cannot currently predict the outcome of this matter.

     NATURAL GAS SUPPLY

     The gas supply for APS and Pinnacle West Energy gas-fired facilities located, and to be located (see Note 12), in Pinal, Maricopa and Yuma Counties in Arizona, is transported pursuant to a firm, Full Requirements Transportation Service Agreement with El Paso Natural Gas Company. The transportation agreement features a 10 year rate moratorium established in a comprehensive rate case settlement entered into in 1996.

     In a pending FERC proceeding, El Paso has proposed allocating its gas pipeline capacity in such a way that APS' (and other companies' with the same contract type) gas transportation rights could be significantly impacted. Various parties, including APS and Pinnacle West Energy, have challenged this allocation as being inconsistent with El Paso's existing contractual obligations and the 1996 settlement. At this time, there are ongoing discussions among FERC, El Paso and other affected parties to resolve these issues. We cannot currently predict the outcome of this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.                 Description
          -----------                 -----------
             12.1                     Ratio of Earnings to Fixed Charges

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

                                                     ORIGINALLY FILED                                     DATE
EXHIBIT NO.     DESCRIPTION                             AS EXHIBIT:                  FILE NO.1         EFFECTIVE
-----------     -----------                             -----------                  ---------         ---------
10.1            Articles of Incorporation          19.1 to the Company's              1-8962            11-14-88
                restated as of July 29, 1988       September 30, 1988
                                                   Form 10-Q Report

10.2            Bylaws, amended as of              4.1 to the Company's               1-8962            1-20-00
                December 15, 1999                  Registration Statement
                                                   on Form S-8 No. 333-95035

     (b)  Reports on Form 8-K

     During the quarter ended June 30, 2001, and the period from July 1 through August 14, 2001, we filed the following reports on Form 8-K:

     Report dated April 5, 2001 regarding the Arizona Court of Appeals affirming the ACC's approval of the 1999 Settlement Agreement and Regulation FD disclosure.

     Report dated June 12, 2001 regarding Regulation FD disclosure.

----------
(1) Reports filed under Files Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PINNACLE WEST CAPITAL CORPORATION
                                        (Registrant)


Dated: August 14, 2001                  By: Chris N. Froggatt
                                            ------------------------------------
                                            Chris N. Froggatt
                                            Vice President and Controller
                                            (Principal Accounting Officer
                                            and Officer Duly Authorized
                                            to sign this Report)