Form 10-Q
period 2001-09-30
PINNACLE WEST CAPITAL CORP
filed 2001-11-06
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                 Number of shares of common stock, no par value, outstanding as of November 2, 2001: 84,642,939

                                    Glossary

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

ADEQ - Arizona Department of Environmental Quality

APS - Arizona Public Service Company, a subsidiary of the Company

APS Energy Services - APS Energy Services Company, Inc., a subsidiary of the Company

Bookout - one party appears more than once in a contract path for the purchase and sale of a commodity, resulting in an unplanned net settlement

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

ITC - investment tax credit

KW - kilowatt, one thousand watts

KWh - kilowatt-hour, one thousand watts per hour

MW - megawatt, one million watts

MWh - megawatt-hour, one million watts per hour

1999 Settlement Agreement - comprehensive settlement agreement related to the implementation of retail electric competition

Native Load - retail and wholesale sales supplied under traditional cost-based rate regulation

Palo Verde - Palo Verde Nuclear Generating Station

PG&E - PG&E Corp.

Pinnacle West Energy - Pinnacle West Energy Corporation, a subsidiary of the Company

PPA - Purchase Power Agreement between APS and the Company

PX - California Power Exchange

RTO - regional transmission organization

Rules - ACC retail electric competition rules

Salt River Project - Salt River Project Agricultural Improvement and Power District

SCE - Southern California Edison Company

SFAS - Statement of Financial Accounting Standards

SunCor - SunCor Development Company, a subsidiary of the Company

2000 10-K - Pinnacle West Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2000

WestConnect - WestConnect RTO, LLC

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                (dollars in thousands, except per share amounts)

                                                                   Three Months Ended
                                                                      September 30,
                                                                  2001            2000
                                                               -----------     -----------
Operating Revenues
  Electric                                                     $ 1,531,005     $ 1,567,960
  Real estate                                                       43,024          39,396
                                                               -----------     -----------
    Total                                                        1,574,029       1,607,356
                                                               -----------     -----------
Operating Expenses
  Purchased power and fuel                                         949,436       1,078,860
  Operations and maintenance                                       150,916         113,519
  Real estate operations                                            37,803          33,980
  Depreciation and amortization                                    107,932         114,092
  Taxes other than income taxes                                     29,336          25,641
                                                               -----------     -----------
    Total                                                        1,275,423       1,366,092
                                                               -----------     -----------
Operating Income                                                   298,606         241,264
Other Income (Expense)                                              (1,930)        (14,833)
                                                               -----------     -----------

Income Before Interest and Income Taxes                            296,676         226,431

Interest Expense
  Interest charges                                                  42,531          41,684
  Capitalized interest                                             (12,450)         (5,240)
                                                               -----------     -----------
    Total                                                           30,081          36,444
                                                               -----------     -----------

Income Before Income Taxes                                         266,595         189,987
Income Taxes                                                       104,096          73,938
                                                               -----------     -----------
Income Before Accounting Change                                    162,499         116,049

Cumulative Effect of a Change in Accounting for Derivatives
 - Net of Income Tax Benefit of $8,099                             (12,446)             --
                                                               -----------     -----------

Net Income                                                     $   150,053     $   116,049
                                                               ===========     ===========

Average Common Shares Outstanding - Basic                           84,721          84,745

Average Common Shares Outstanding  - Diluted                        84,909          85,012

Earnings Per Average Common Share Outstanding
  Income Before Accounting Change - Basic                      $      1.92     $      1.37
  Net Income - Basic                                                  1.77            1.37
  Income Before Accounting Change - Diluted                           1.91            1.37
  Net Income - Diluted                                                1.77            1.37

Dividends Declared Per Share                                   $     0.375     $      0.35

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                (dollars in thousands, except per share amounts)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                  2001            2000
                                                               -----------     -----------
Operating Revenues
  Electric                                                     $ 3,698,857     $ 2,734,362
  Real estate                                                      107,813         117,659
                                                               -----------     -----------
    Total                                                        3,806,670       2,852,021
                                                               -----------     -----------
Operating Expenses
  Purchased power and fuel                                       2,324,617       1,493,535
  Operations and maintenance                                       408,305         331,301
  Real estate operations                                           101,248         101,374
  Depreciation and amortization                                    318,842         325,393
  Taxes other than income taxes                                     80,101          76,643
                                                               -----------     -----------
    Total                                                        3,233,113       2,328,246
                                                               -----------     -----------
Operating Income                                                   573,557         523,775
Other Income (Expense)                                                 569          13,620
                                                               -----------     -----------

Income Before Interest and Income Taxes                            574,126         537,395
                                                               -----------     -----------
Interest Expense
  Interest charges                                                 129,103         123,283
  Capitalized interest                                             (35,404)        (13,875)
                                                               -----------     -----------
    Total                                                           93,699         109,408
                                                               -----------     -----------

Income Before Income Taxes                                         480,427         427,987
Income Taxes                                                       188,866         167,967
                                                               -----------     -----------
Income Before Accounting Change                                    291,561         260,020

Cumulative Effect of a Change in Accounting for Derivatives
 - Net of Income Tax Benefit of $9,892                             (15,201)             --
                                                               -----------     -----------

Net Income                                                     $   276,360     $   260,020
                                                               ===========     ===========

Average Common Shares Outstanding - Basic                           84,731          84,735

Average Common Shares Outstanding  - Diluted                        84,972          84,901

Earnings Per Average Common Share Outstanding
  Income Before Accounting Change - Basic                      $      3.44     $      3.07
  Net Income - Basic                                                  3.26            3.07
  Income Before Accounting Change - Diluted                           3.43            3.06
  Net Income - Diluted                                                3.25            3.06

Dividends Declared Per Share                                   $     1.125     $      1.05

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                (dollars in thousands, except per share amounts)

                                                                   Twelve Months Ended
                                                                      September 30,
                                                                   2001            2000
                                                               -----------     -----------
Operating Revenues
  Electric                                                     $ 4,496,305     $ 3,234,499
  Real estate                                                      148,519         163,958
                                                               -----------     -----------
    Total                                                        4,644,824       3,398,457
                                                               -----------     -----------
Operating Expenses
  Purchased power and fuel                                       2,763,873       1,653,139
  Operations and maintenance                                       527,206         458,715
  Real estate operations                                           134,296         142,497
  Depreciation and amortization                                    424,678         427,496
  Taxes other than income taxes                                    103,238         100,221
                                                               -----------     -----------
    Total                                                        3,953,291       2,782,068
                                                               -----------     -----------
Operating Income                                                   691,533         616,389
Other Income (Expense)                                             (13,463)         25,256
                                                               -----------     -----------

Income Before Interest and Income Taxes                            678,070         641,645
                                                               -----------     -----------
Interest Expense
  Interest charges                                                 172,265         162,913
  Capitalized interest                                             (43,167)        (15,286)
                                                               -----------     -----------
    Total                                                          129,098         147,627
                                                               -----------     -----------

Income Before Income Taxes                                         548,972         494,018
Income Taxes                                                       215,099         189,197
                                                               -----------     -----------
Income Before Accounting Change                                    333,873         304,821

Cumulative Effect of a Change in Accounting for Derivatives
 - Net of Income Tax Benefit of $9,892                             (15,201)             --
                                                               -----------     -----------
Net Income                                                     $   318,672     $   304,821
                                                               ===========     ===========

Average Common Shares Outstanding - Basic                           84,730          84,732

Average Common Shares Outstanding  - Diluted                        84,984          84,898

Earnings Per Average Common Share Outstanding
  Income Before Accounting Change - Basic                      $      3.94     $      3.60
  Net Income - Basic                                                  3.76            3.60
  Income Before Accounting Change - Diluted                           3.93            3.59
  Net Income - Diluted                                                3.75            3.59

Dividends Declared Per Share                                   $      1.50     $      1.40

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (dollars in thousands)

                                                          September 30,   December 31,
                                                              2001            2000
                                                           ----------      ----------
                                                          (unaudited)
Current Assets
  Cash and cash equivalents                                $   25,337      $   10,363
  Trust fund for bond redemption                               72,370              --
  Customer and other receivables--net                         625,794         513,822
  Accrued utility revenues                                    102,951          74,566
  Materials and supplies                                       81,304          71,966
  Fossil fuel                                                  24,833          19,405
  Deferred income taxes                                         5,793           5,793
  Assets from risk management and trading activities          152,939          17,506
  Other current assets                                         86,948          80,492
                                                           ----------      ----------
    Total current assets                                    1,178,269         793,913
                                                           ----------      ----------

Investments and Other Assets
  Real estate investments--net                                405,497         371,323
  Other assets                                                712,481         318,249
                                                           ----------      ----------
    Total investments and other assets                      1,117,978         689,572
                                                           ----------      ----------
Property, Plant and Equipment
  Plant in service and held for future use                  8,128,669       7,809,566
  Less accumulated depreciation and amortization            3,339,977       3,188,302
                                                           ----------      ----------
      Total                                                 4,788,692       4,621,264

  Construction work in progress                               777,039         464,540
  Nuclear fuel, net of amortization                            54,853          47,389
                                                           ----------      ----------
    Net property, plant and equipment                       5,620,584       5,133,193
                                                           ----------      ----------
Deferred Debits
  Regulatory assets                                           370,943         469,867
  Other deferred debits                                        75,088          62,606
                                                           ----------      ----------
    Total deferred debits                                     446,031         532,473
                                                           ----------      ----------

Total Assets                                               $8,362,862      $7,149,151
                                                           ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             LIABILITIES AND EQUITY
                             (dollars in thousands)

                                                             September 30,   December 31,
                                                                 2001            2000
                                                             -----------     -----------
                                                             (unaudited)
Current Liabilities
  Accounts payable                                           $   412,226     $   375,805
  Accrued taxes                                                  343,982          89,246
  Accrued interest                                                28,039          42,954
  Short-term borrowings                                          199,400          82,775
  Current maturities of long-term debt                           400,266         463,469
  Customer deposits                                               29,468          26,189
  Liabilities from risk management and trading activities        197,495          37,179
  Other current liabilities                                       46,530          73,681
                                                             -----------     -----------
     Total current liabilities                                 1,657,406       1,191,298
                                                             -----------     -----------

Long-Term Debt Less Current Maturities                         2,349,677       1,955,083
                                                             -----------     -----------
Deferred Credits and Other
  Deferred income taxes                                        1,030,870       1,143,040
  Unamortized gain - sale of utility plant                        65,204          68,636
  Other                                                          768,384         408,380
                                                             -----------     -----------
    Total deferred credits and other                           1,864,458       1,620,056
                                                             -----------     -----------

Commitments and contingencies (Notes 6, 7, 9 and 12)

Common Stock Equity
  Common stock, no par value                                   1,527,026       1,532,831
  Accumulated other comprehensive loss                           (66,609)             --
  Retained earnings                                            1,030,904         849,883
                                                             -----------     -----------
    Total common stock equity                                  2,491,321       2,382,714
                                                             -----------     -----------

Total Liabilities and Equity                                 $ 8,362,862     $ 7,149,151
                                                             ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (dollars in thousands)

                                                                 Nine Months Ended
                                                                    September 30,
                                                                 2001          2000
                                                              ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before accounting change                               $ 291,561     $ 260,020
  Items not requiring cash
    Depreciation and amortization                               318,842       325,393
    Nuclear fuel amortization                                    22,221        23,139
    Deferred income taxes--net                                  (58,936)      (69,086)
    Other--net                                                       --        (3,350)
  Changes in current assets and liabilities
    Customer and other receivables--net                        (111,972)     (425,259)
    Accrued utility revenues                                    (28,385)      (38,396)
    Materials, supplies and fossil fuel                         (14,766)        3,787
    Other current assets                                         (6,456)      (10,969)
    Accounts payable                                             30,729       308,407
    Accrued taxes                                               254,736       161,228
    Accrued interest                                            (14,915)       (6,843)
    Risk management and trading activities - net               (196,032)       17,934
    Other current liabilities                                   (23,872)        6,911
  Change in El Dorado partnership investment                        966       (11,897)
  Increase in land held for sale                                (31,481)      (21,073)
  Other--net                                                      6,486        33,033
                                                              ---------     ---------
Net Cash Flow Provided By Operating Activities                  438,726       552,979
                                                              ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Trust fund for bond redemption                                (72,370)           --
  Capital expenditures                                         (685,307)     (398,994)
  Capitalized interest                                          (35,404)      (13,875)
  Other--net                                                     22,939        20,259
                                                              ---------     ---------
Net Cash Flow Used For Investing Activities                    (770,142)     (392,610)
                                                              ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                                    744,500       494,000
  Short-term borrowings--net                                    116,625       (36,316)
  Dividends paid on common stock                                (95,341)      (88,963)
  Repayment of long-term debt                                  (413,589)     (461,157)
  Other--net                                                     (5,805)         (956)
                                                              ---------     ---------
Net Cash Flow Provided by /(Used for) Financing Activities      346,390       (93,392)
                                                              ---------     ---------
Net Cash Flow                                                    14,974        66,977
Cash and Cash Equivalents at Beginning of Period                 10,363        20,705
                                                              ---------     ---------
Cash and Cash Equivalents at End of Period                    $  25,337     $  87,682
                                                              =========     =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest, net of amounts capitalized                      $ 101,072     $ 109,778
    Income taxes                                              $  32,349     $ 127,013

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

2. Our unaudited Condensed Consolidated Financial Statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature with the exception of the cumulative effect of a change in accounting for derivatives (see Note 10). We suggest that these Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements be read along with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our 2000 10-K.

3. Weather conditions and trading and wholesale power marketing activities can have significant impacts on our results for interim periods. Results for interim periods do not necessarily represent results to be expected for the year.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the nine months ended September 30, 2001.

5. Regulatory Accounting

     APS is regulated by the ACC and FERC. The accompanying financial statements reflect the ratemaking policies of these commissions. For regulated operations, we prepare our financial statements in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

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

     The consolidated balance sheets include the amounts listed below for generation assets not subject to SFAS No. 71 (for additional generation information see Note 8):

                             (dollars in thousands)

                                                   September 30,   December 31,
                                                       2001           2000
                                                    -----------    -----------
Electric plant in service and held for future use   $ 3,967,771    $ 3,856,600
Accumulated depreciation and amortization .......    (1,771,158)    (1,693,079)
Construction work in progress ...................       595,383        304,992
Nuclear fuel, net of amortization ...............        54,853         47,389

6. Regulatory Matters

ELECTRIC INDUSTRY RESTRUCTURING

STATE

     1999 SETTLEMENT AGREEMENT. On May 14, 1999, APS entered into a comprehensive Settlement Agreement with various parties, including representatives of major consumer groups, related to the implementation of retail electric competition. On September 23, 1999, the ACC voted to approve the 1999 Settlement Agreement, with some modifications. On December 13, 1999, two parties filed lawsuits challenging the ACC's approval of the 1999 Settlement Agreement. Each party bringing the lawsuits appealed the ACC's order approving the 1999 Settlement Agreement directly to the Arizona Court of Appeals, as provided by Arizona law. In one of the appeals, on December 26, 2000, the Arizona Court of Appeals affirmed the ACC's approval of the 1999 Settlement Agreement. This decision was not appealed and has become final. In the other appeal, on April 5, 2001, the Arizona Court of Appeals again affirmed the ACC's approval of the 1999 Settlement Agreement. The Arizona Consumers Council, which filed that appeal, petitioned the Arizona Supreme Court for review of the Court of Appeals' decision. On October 5, 2001, the Arizona Supreme Court agreed to hear the appeal on the singular issue of whether the ACC could itself become a party to the Settlement Agreement by virtue of its approval of the Settlement Agreement. The Supreme Court has not yet set a date for oral argument on this matter.

     The following are the major provisions of the 1999 Settlement Agreement, as approved:

* APS has reduced, and will reduce, rates for standard offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease of approximately $11 million ($7 million after income taxes) related to the 1996 regulatory agreement. See "1996 Regulatory Agreement" below. Based on the price reductions authorized in the 1999 Settlement Agreement, there were also retail price decreases of approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2000, and approximately $27 million ($16 million after taxes), or 1.5%, effective July 1, 2001. For customers having loads three MW or greater, standard offer rates will be reduced in varying annual increments that total 5% in the years 1999 through 2002.

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

     PROPOSED RULE VARIANCE AND PURCHASE POWER AGREEMENT. As authorized by the 1999 Settlement Agreement, APS intends to move substantially all of its generation assets to Pinnacle West Energy no later than December 31, 2002. Commencing upon the transfer of the fossil-fueled generating assets and the receipt of certain regulatory approvals, Pinnacle West Energy expects to sell its power at wholesale to the Company's power marketing division, which, in turn, is expected to sell power to APS and to non-affiliated power purchasers. In a filing with the ACC on October 18, 2001, APS requested the ACC to (a) grant APS a partial variance from an ACC rule that would obligate APS to acquire all of its customers' standard offer generation requirements from the competitive market (with at least 50% of that coming from a "competitive bidding" process) starting in 2003 and (b) approve as just and reasonable a long-term purchase power agreement (PPA) between APS and the Company. APS has requested these ACC actions to ensure continued reliable service to APS standard offer customers in a volatile generation market and to recognize Pinnacle West Energy's significant investment to serve APS load. The following are the major provisions of the PPA:

* The PPA would run through 2015, with three optional five-year renewal terms, which renewals would occur automatically unless notice is given by either APS or the Company.

* The PPA would provide for all of APS' anticipated standard offer generation needs, including any necessary reserves, except for (a) those provided by APS itself through renewable resources or other generation assets retained by APS; (b) amounts that APS is obligated by law to purchase from "qualified facilities" and other forms of distributed generation; and (c) any purchased power agreements that APS cannot transfer to Pinnacle West Energy.

* The Company would assume contractual responsibility for reliability and would supplement any potential shortfall even after full utilization of Pinnacle West Energy's dedicated generating resources.

* The Company would supply APS standard offer requirements through a combination of (a) APS generation assets transferred to Pinnacle West Energy; (b) certain of Pinnacle West Energy's new Arizona generation projects to be constructed during the 2001-2004 period to reliably serve APS load requirements; (c) power procured by the Company under certain "dedicated contracts"; and (d) power procured on the open market, including a competitively-bid component described below.

* Beginning in 2003, the Company would acquire 270 MW of APS standard offer requirements on the open market through a competitive bidding process. This competitive bid obligation would be increased by an additional 270 MW each year through 2008 (representing approximately 23% of estimated 2008 peak load).

* The Company would charge APS based on (a) a combination of fixed and variable price components for the Pinnacle West Energy assets, subject to periodic adjustment, and (b) a pass-through of the Company's costs to procure power from the remaining sources.

* The PPA would take effect on the latest of the following events: (a) transfer of non-nuclear generating assets from APS to Pinnacle West Energy;
     (b) ACC approval of the rule variance and the PPA; and (c) FERC acceptance of the PPA and the companion agreement between the Company and Pinnacle West Energy.

     PROVIDER OF LAST RESORT OBLIGATION. Although the Rules allow retail customers to have access to competitive providers of energy and energy services (see "Retail Electric Competition Rules" below), APS is the "provider of last resort" for standard offer customers under rates that have been approved by the ACC. Energy prices in the western wholesale market vary and, during the course of the last year, have been volatile. At various times, prices in the spot wholesale market have significantly exceeded the amount included in APS' current retail rates. APS expects that the market may continue to be volatile. We believe that through a combination of hedging and our current generation portfolio, we will be able to adequately manage our exposure to the volatility of the power market. However, in the event of shortfalls due to unforeseen increases in load demand or generation outages, APS may need to purchase additional supplemental power in the wholesale spot market. Unless APS is able to obtain an adjustment of its rates under the emergency provisions of the 1999 Settlement Agreement, there can be no assurance that APS would be able to fully recover the costs of this power.

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

----------
(a) Included in the first rate reduction under the 1999 Settlement Agreement (see above).

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

     In June 2001, FERC adopted a price mitigation plan that constrains the price of electricity in the wholesale spot electricity market in the western United States. The plan remains in effect until September 30, 2002. The Company cannot accurately predict the overall financial impact of the plan on the various aspects of its business, including its wholesale and purchased power activities.

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

8. Business Segments

     We have two principal business segments (determined by products, services and regulatory environment),which consist of activities related to the transmission and distribution of electricity (delivery business segment) and the generation of electricity and wholesale and power trading (generation business segment).

     These reportable segments reflect a change in the reporting of our functional activities. Before January 1, 2001, our reported segment information combined transmission and distribution activities with wholesale and power trading activities. Our current operational activities are more closely based on the strong integration of our wholesale and power trading activities with our generation of electricity, and have been combined for segment reporting purposes. The corresponding information for earlier periods has been restated.

     Beginning in 2001, we changed our method of allocating revenues between the delivery business segment and the generation business segment to reflect the seasonal impact of market prices. This change had the impact of decreasing delivery segment income and increasing generation segment income in all the periods presented when compared to the prior comparable periods. The after-tax change is $45 million in the three-month period and $2 million in the nine- and twelve-month periods.

     The other amounts include activity relating to the parent company and other subsidiaries, including APS Energy Services, SunCor and El Dorado. Eliminations primarily relate to intersegment sales of electricity. Segment information for the three, nine and twelve months ended September 30, 2001 and 2000 is as follows (dollars in millions):

                           3 Months Ended            9 Months Ended           12 Months Ended
                            September 30,             September 30,            September 30,
                        --------------------      --------------------      --------------------
                         2001         2000         2001         2000         2001         2000
                        -------      -------      -------      -------      -------      -------
Operating Revenues:
  Delivery              $   612      $   683      $ 1,577      $ 1,563      $ 1,984      $ 1,963
  Generation              1,355        1,194        3,001        1,886        3,601        2,169
  Other                      46           41          116          120          154          166
  Eliminations             (439)        (311)        (887)        (717)      (1,094)        (900)
                        -------      -------      -------      -------      -------      -------
      Total             $ 1,574      $ 1,607      $ 3,807      $ 2,852      $ 4,645      $ 3,398
                        =======      =======      =======      =======      =======      =======
Income Before
Accounting Change:
  Delivery              $     6      $    28      $    95      $    84      $   116      $   115
  Generation                156           95          204          168          234          172
  Other                      --           (7)          (8)           8          (16)          18
                        -------      -------      -------      -------      -------      -------
      Total             $   162      $   116      $   291      $   260      $   334      $   305
                        =======      =======      =======      =======      =======      =======

                                        As of September 30,   As of December 31,
                                              2001                  2000
                                             -------               -------
Assets:
Delivery                                     $ 3,950               $ 3,987
Generation                                     4,029                 2,687
Other                                            384                   475
                                             -------               -------
      Total                                  $ 8,363               $ 7,149
                                             =======               =======

9. Accounting Matters

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." We are currently evaluating the impacts of the new standard and do not expect it to have a material impact on our financial statements. We have no goodwill. This standard is effective for the year beginning January 1, 2002.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires the estimated present value of the cost of decommissioning and certain other removal costs to be recorded as a liability, along with an offsetting plant asset when a decommissioning or other removal obligation is incurred. We are currently evaluating the impacts of the new standard, which is effective for the year beginning January 1, 2003.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business. SFAS No. 144 is effective for the year beginning January 1, 2002. We are currently evaluating the impacts of the new standard and do not expect it to have a material impact on our financial statements.

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

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of other comprehensive income), depending on whether or not the derivative meets specific hedge accounting criteria. Hedge effectiveness is measured based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness is recognized immediately in net income. This new standard may result in additional volatility in our net income and comprehensive income.

     In June 2001, the FASB determined that certain electricity contracts, including those with option characteristics and those subject to "bookout," would qualify for the normal purchases and sales exception if certain criteria were met. Prior to the issuance of the guidance, we accounted for electricity contracts with characteristics of options and those subject to "bookout" as normal purchases and sales. As a result, we did not previously mark these contracts to their fair market values each reporting period. The effective date of this new guidance was July 1, 2001.

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

     As of July 1, 2001, we recorded an additional $12 million after-tax loss in net income and an additional $8 million after-tax gain in equity (as a component of other comprehensive income), as a result of adopting the new guidance related to electricity contracts. These adjustments resulted primarily from contracts with characteristics of options that did not meet the new criteria for the normal purchases and sales exception. The impact of the new guidance is reflected as a cumulative effect of a change in accounting principle. In October 2001, FASB again revised its guidance for option-like contracts. We are currently in the process of evaluating the effect, if any, of this revised guidance.

     The change in derivative fair value in the consolidated statements of income for the three, nine and twelve months ending September 30, 2001 and 2000 is comprised of the following (dollars in thousands):

                                Three Months Ended     Nine Months Ended      Twelve Months Ended
                                   September 30,          September 30,          September 30,
                               --------------------   --------------------    --------------------
                                 2001        2000       2001        2000        2001        2000
                               --------    --------   --------    --------    --------    --------
Ineffective portion of
  derivatives qualifying for
  hedge accounting (a)         $ (1,879)   $     --   $ (8,063)   $     --    $ (8,063)   $     --

Discontinuance of cash
  flow hedges for
  forecasted transactions
  that will not occur            (1,367)         --     (9,692)         --      (9,692)         --
Reclassification of mark-
  to-market to realized          19,880          --     26,359          --      26,359          --
                               --------    --------   --------    --------    --------    --------
Total                          $ 16,634    $     --   $  8,604    $     --    $  8,604    $     --
                               ========    ========   ========    ========    ========    ========

----------
(a) Time value component of options excluded from assessment of hedge effectiveness.

     As of September 30, 2001, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is thirty-nine months. During the twelve months ending September 30, 2002, we estimate that a net loss of $23 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect on earnings of market price changes for the related hedged transaction.

     Net gains and losses on derivatives utilized for trading activities are recognized in power marketing revenues on a current basis (the mark-to-market method). Trading positions are measured at fair value as of the balance sheet date. The mark-to-market gains recognized in power marketing revenues were the following for the three, nine and twelve months ended September 30, 2001 and 2000 (dollars in millions):

                                Three Months Ended     Nine Months Ended      Twelve Months Ended
                                  September 30,          September 30,            September 30,
                               --------------------   --------------------    --------------------
                                 2001        2000       2001        2000        2001        2000
                               --------    --------   --------    --------    --------    --------
Mark-to-market gains (losses)  $     92    $    (45)  $    187    $    (18)   $    214    $    (17)
Realized gains (losses)              (4)         66          6          80         (27)         83
                               --------    --------   --------    --------    --------    --------
Total trading gains            $     88    $     21   $    193    $     62    $    187    $     66
                               ========    ========   ========    ========    ========    ========

11. Comprehensive Income

     Components of comprehensive income for the three, nine and twelve months ended September 30, 2001 and 2000, are as follows (dollars in thousands):

                                                  Three Months Ended      Nine Months Ended        Twelve Months Ended
                                                    September 30,            September 30,            September 30,
                                                ----------------------   ----------------------   ----------------------
                                                  2001         2000        2001         2000        2001         2000
                                                ---------    ---------   ---------    ---------   ---------    ---------
Net income                                      $ 150,053    $ 116,049   $ 276,360    $ 260,020   $ 318,672    $ 304,821
                                                ---------    ---------   ---------    ---------   ---------    ---------
Other comprehensive income(loss), net of tax:
  Cumulative effect of change in
    accounting for derivatives                      7,801           --      72,501           --      72,501           --
  Unrealized holding losses arising
    during period                                 (11,353)          --    (109,281)          --    (109,281)          --
  Reclassification adjustment for
    derivatives                                   (11,145)          --     (29,829)          --     (29,829)          --
                                                ---------    ---------   ---------    ---------   ---------    ---------
Total other comprehensive loss                    (14,697)          --     (66,609)          --     (66,609)          --
                                                ---------    ---------   ---------    ---------   ---------    ---------

Comprehensive income                            $ 135,356    $ 116,049   $ 209,751    $ 260,020   $ 252,063    $ 304,821
                                                =========    =========   =========    =========   =========    =========

12. Generation Expansion

          PINNACLE WEST ENERGY

     Pinnacle West Energy has announced plans to build about 3,277 MW of natural gas-fired generating capacity from 2001-2006 at an estimated cost of about $1.7 billion.

                Site                                              MW
                ----                                            ------
           West Phoenix 4 - In Service                             120
           West Phoenix 5                                          530
           Redhawk 1                                               530
           Redhawk 2                                               530
           Redhawk 3                                               530
           Redhawk 4                                               530
           Saguaro 3                                                80
           Silverhawk*                                             427
                                                                ------

           TOTAL                                                 3,277
                                                                ======

----------
* 75% Pinnacle West Energy Share of 570 MW Unit

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

     Pinnacle West Energy has completed or is currently planning the following projects:

     * A 650 MW expansion of the West Phoenix Power Plant in Phoenix. The 120 MW West Phoenix Unit 4 began commercial operation on June 1, 2001. Construction has begun on the 530 MW West Phoenix Unit 5, with commercial operation expected to begin in mid-2003.

     * The construction of a four-unit generating station near Palo Verde, called Redhawk. Redhawk Units 1 and 2 will be combined-cycle units. Construction began in December 2000, and commercial operation is currently scheduled for the Summer of 2002. Pinnacle West Energy is evaluating initially constructing Redhawk Units 3 and 4 as simple-cycle units, to be converted to combined-cycle units at a later date.

     * Pinnacle West Energy is also constructing an 80 MW simple-cycle power plant at Saguaro in Southern Arizona. Commercial operation is currently scheduled for the Summer of 2002.

     * Pinnacle West Energy plans to develop an electric generating station 20 miles north of Las Vegas, Nevada. Construction of the 570 MW Silverhawk combined-cycle plant is expected to begin in the Spring of 2002 with an expected commercial operation date of mid-2004. The Company has signed a memorandum of understanding with Las Vegas-based Southern Nevada Water Authority for them to be a 25-percent owner of the plant.

     A Pinnacle West Energy affiliate is exploring the possibility of creating an underground natural gas storage facility on company-owned land west of Phoenix. A feasibility study is in progress to determine if the proposed acreage can support a natural gas storage cavern. Results are expected by the end of 2001.

13. El Dorado Partnership Investment Income

     Net other income has consisted primarily of El Dorado's share in the earnings of a venture capital partnership. We record our share of the earnings from the partnership as the partnership adjusts the value of its investment. In 2001, El Dorado received a distribution of securities representing substantially all of El Dorado's investment in the partnership. The securities were sold in the first quarter of 2001 and a gain was recognized in other income.

14. California Energy Market Issues and Refunds in the Pacific Northwest

     We are closely monitoring developments in the California energy market and the potential impact of those developments on us and our subsidiaries. We have evaluated, among other things, SCE's role as a Palo Verde and Four Corners participant; APS' transactions with the PX and the ISO; contractual relationships with SCE and PG&E; APS Energy Services' retail transactions involving SCE and PG&E; and power marketing exposures. Based on our current evaluations, we have reserved $10 million before income taxes for our credit exposure related to the California energy situation. We cannot predict with certainty, however, the impact that any future resolution, or attempted resolution, of the California energy market situation may have on us or our subsidiaries or the regional energy market in general.

     In July 2001, FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. This order calls for a hearing, with findings of fact due to FERC after the California ISO provides necessary historical data. FERC also ordered an evidentiary proceeding to discuss and evaluate possible refunds for the Pacific Northwest. The Administrative Law Judge at FERC in charge of that evidentiary proceeding made an initial finding that no refunds were appropriate. The Pacific Northwest issues will now be addressed by FERC Commissioners. Although FERC has not yet made a final ruling in the Pacific Northwest matter or calculated the specific refund amounts due in California, we do not expect that the resolution of these issues will have a material adverse impact on our financial position, results of operations or liquidity.

15. Legal Proceedings

     SunCor is a party to a lawsuit pending in Maricopa County, Arizona, Superior Court entitled SUNCOR DEVELOPMENT COMPANY V. BERGSTROM CORPORATION, CV 98-11472. On March 15, 2001, a jury returned a verdict against SunCor in the amount of $28.6 million, $25.7 million of which represents a punitive damage award. The verdict was based on the Bergstrom Corporation's claims that it was defrauded in connection with the acquisition of approximately ten acres of land in a SunCor commercial development and a subsequent settlement agreement relating to those claims. SunCor believes that the verdict is neither supported by the evidence or the law and has filed post-trial motions to that effect and, if necessary, will appeal. On September 27, 2001, the Court denied SunCor's motions for a new trial and for a reduction of the compensatory damage award, but ruled that it was not yet in a position to rule on the amount of the punitive damages award and requested additional information from the parties on this issue. We do not expect this litigation to have a material adverse impact on our financial position, results of operations or liquidity.

16. Power Service Agreement

     By letter dated March 7, 2001, Citizens advised APS that it believes APS has overcharged Citizens by over $50 million under a power service agreement. APS believes that its charges under the agreement were fully in accordance with the terms of the agreement. APS and Citizens terminated the power service agreement effective July 15, 2001. In replacement of the power service agreement, the Company and Citizens entered into a power sale agreement under which the Company will supply Citizens with specified amounts of electricity and ancillary services through May 31, 2008. This new agreement does not address issues previously raised by Citizens with respect to charges under the original power service agreement through June 1, 2001.

17. 2001 Generation Summer Reliability Program

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

SUPPLEMENTAL ITEM. SELECTED CONSOLIDATED DATA

                                  Three Months Ended        Nine Months Ended        Twelve Months Ended
                                     September 30,             September 30,            September 30,
                                ----------------------    ----------------------    ----------------------
                                  2001         2000         2001         2000         2001         2000
                                ---------    ---------    ---------    ---------    ---------    ---------
ELECTRIC OPERATING REVENUES
(dollars in millions)
Retail
    Residential                 $     328    $     324    $     735    $     708    $     907    $     872
    Business                          276          275          733          724          945          940
                                ---------    ---------    ---------    ---------    ---------    ---------
      Total retail                    604          599        1,468        1,432        1,852        1,812
Sales for resale                      816          934        2,025        1,188        2,432        1,292
Transmission for others                 9            4           19           11           22           13
Miscellaneous services                102           31          187          103          190          117
                                ---------    ---------    ---------    ---------    ---------    ---------
      Net electric operating
      revenues                  $   1,531    $   1,568    $   3,699    $   2,734    $   4,496    $   3,234
                                =========    =========    =========    =========    =========    =========
ELECTRIC SALES (GWh)
Retail
    Residential                     3,597        3,506        8,187        7,753       10,215        9,633
    Business                        3,724        3,674        9,993        9,790       12,957       12,722
                                ---------    ---------    ---------    ---------    ---------    ---------
      Total retail                  7,321        7,180       18,180       17,543       23,172       22,355
Sales for resale                    5,692       10,144       14,654       17,004       19,162       20,513
                                ---------    ---------    ---------    ---------    ---------    ---------
      Total sales                  13,013       17,324       32,834       34,547       42,334       42,868
                                =========    =========    =========    =========    =========    =========
POWER PLANT PERFORMANCE
(capacity factors)

Nuclear                                97%          98%          92%          94%          91%          93%
Coal                                   85%          88%          84%          83%          84%          83%
Gas and Oil                            38%          40%          46%          24%          39%          23%

ELECTRIC CUSTOMERS
(end of period)
Retail
    Residential                   776,000      750,918
    Business                       99,339       95,165
                                ---------    ---------
      Total retail                875,339      846,083
Sales for resale                       66           67
                                ---------    ---------
      Total electric
      customers                   875,405      846,150
                                =========    =========
BOOK VALUE PER SHARE
(end of period)                 $  29.37     $   28.01

Additional operating statistics for the periods ended September 30, 2001 and September 30, 2000 are available on the Company's website and in a Form 8-K Report dated October 18, 2001.

                        PINNACLE WEST CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     In this section, we explain the results of operations, general financial condition, and outlook for Pinnacle West and our subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor, and El Dorado, including:

     * the changes in our earnings for the three, nine and twelve months ended September 30, 2001 and 2000;

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

     We have two principal business segments, determined by products, services, and regulatory environment:

     * The electricity delivery business segment, which consists of the transmission and distribution of electricity activities; and

     * The generation business segment, which consists of our generation, wholesale and power trading activities.

     See "Business Segments" in Note 8 for more information about our business segments.

OPERATING RESULTS

     The following table summarizes net income for the three, nine and twelve months ended September 30, 2001 and the comparable prior year periods for Pinnacle West and each of its subsidiaries (dollars in millions):

                                   3 Months Ended      9 Months Ended      12 Months Ended
                                    September 30,       September 30,       September 30,
                                   ---------------     ---------------     ---------------
                                    2001      2000      2001      2000      2001      2000
                                   -----     -----     -----     -----     -----     -----
APS                                $ 108     $ 124     $ 242     $ 253     $ 296     $ 288
Pinnacle West Energy                  13        (1)       14        (2)       14        (1)
APS Energy Services                   (3)       --       (10)       (4)      (19)       (8)
SunCor                                 2         2         3         8         6        11
El Dorado                             --        (9)       --         7        (5)       18
Parent Company(a)                     42        --        42        (2)       42        (3)
                                   -----     -----     -----     -----     -----     -----
Income before accounting change      162       116       291       260       334       305
Cumulative effect of a change
  in accounting - net of income
  taxes                              (12)       --       (15)       --       (15)       --
                                   -----     -----     -----     -----     -----     -----
Net income                         $ 150     $ 116     $ 276     $ 260     $ 319     $ 305
                                   =====     =====     =====     =====     =====     =====

----------
(a)  The 2001 amount primarily includes power trading activities.

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

     Our consolidated net income for the three months ended September 30, 2001 was $150 million compared with $116 million for the same period in the prior year. In July 2001, we recognized a $12 million after-tax loss in net income as a cumulative effect of a change in accounting for derivatives as required by SFAS No. 133. See Note 10 for further discussion.

     Income before accounting change for the three months ended September 30, 2001 was $162 million compared with $116 million for the same period in the prior year. The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                       Increase/
                                                                      (Decrease)
                                                                      ----------
Increased margin on structured power trading activities                $     52
Increased margin on power marketing, other trading and
  wholesale activities                                                       33
Higher margin from retail sales                                               5
Retail price reductions                                                      (9)
Higher replacement power costs on plant outages                              (6)
SFAS No. 133 accounting adjustment                                           17
                                                                       --------
     Increase in revenues, net of purchased power and fuel expense           92
Higher operations and maintenance expense primarily related to
  generation summer reliability program                                     (37)
Higher other income primarily related to El Dorado                           13
Miscellaneous items, net                                                      8
                                                                       --------
     Net increase in income before income taxes                              76
     Higher income taxes primarily due to higher income                     (30)
                                                                       --------
     Net increase in income before accounting change                   $     46
                                                                       ========

     Electric operating revenues decreased approximately $37 million primarily because of:

* change in power marketing, trading and wholesale revenues ($42 million, net decrease):
     * increased trading revenues related to structured power trading activities ($128 million);
     * decreased wholesale revenues primarily related to generation sales other than for Native Load ($2 million);
     * decreased power marketing revenues related to other trading and other wholesale activities ($168 million);
* increased retail revenues primarily related to higher sales volumes due to weather impacts and customer growth, partially offset by lower average usage per customer ($14 million); and
* decreased retail revenues related to the reduction in retail electricity prices ($9 million). See Note 6 for information on the price reductions.

     Purchased power and fuel expenses decreased approximately $129 million primarily because of:

* changes related to power marketing, trading and wholesale sales ($127 million, net decrease):
     * increased trading costs related to structured power trading activities ($76 million);
     * decreased costs related to generation other than Native Load ($5 million);
     * decreased power marketing costs related to other trading and other wholesale activities ($198 million);
* decreased costs for a SFAS No. 133 adjustment related to changes in electricity and gas market prices ($17 million). See Note 10 for additional information on SFAS No. 133;
* increased costs related to higher retail sales volumes and associated higher purchased power and fuel prices ($9 million); and
* higher replacement power costs primarily for increased plant outages ($6 million).

     The increase in operations and maintenance expenses of $37 million primarily related to the generation summer reliability program (the addition of approximately 500 MW of generating capability to enhance reliability for the summer of 2001, particularly the leasing of gas-fired portable generators) ($29 million) and other costs ($8 million). See Note 17 for additional information on the generation summer reliability program.

     Depreciation and amortization decreased $6 million primarily because of lower regulatory asset amortization.

     Net other income increased $13 million primarily because of a change in the market value of El Dorado's investment in a technology-related venture capital partnership in the prior-year period (see Note 13).

     Interest expense decreased by $6 million primarily because of increased capitalized interest resulting from our generation expansion plan. See Note 12 for additional information on the generation expansion plan.

     OPERATING RESULTS - NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

     Our consolidated net income for the nine months ended September 30, 2001 was $276 million compared with $260 million for the same period in the prior year. In 2001, we recognized a $15 million after-tax loss in net income as a cumulative effect of a change in accounting for derivatives, as required by SFAS No. 133. See Note 10 for further discussion.

     Income before accounting change for the nine months ended September 30, 2001 was $291 million compared with $260 million for the same period in the prior year. The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                       Increase/
                                                                      (Decrease)
                                                                      ----------
Increased margin on generation sales other than Native Load            $    118
Increased margin on power marketing, other trading and
  wholesale activities                                                       80
Increased margin on structured power trading activities                      52
Lower margin from retail sales                                              (10)
Retail price reductions                                                     (22)
SFAS No. 133 accounting adjustments                                           9
Higher replacement power costs for plant outages                            (94)
                                                                       --------
     Increase in revenues, net of purchased power and fuel expense          133
Higher operations and maintenance expenses primarily related to
  generation and other costs                                                (77)
Lower other income primarily related to El Dorado                           (13)
Miscellaneous items, net                                                      9
                                                                       --------
     Net increase in income before income taxes                              52
     Higher income taxes primarily due to higher income                     (21)
                                                                       --------
     Net increase in income before accounting change                   $     31
                                                                       ========

     Electric operating revenues increased approximately $964 million primarily because of:

* change in power marketing, trading and wholesale revenues ($928 million, net increase):
     * increased trading revenues related to structured power trading activities ($128 million);
     * increased wholesale revenues primarily related to generation sales other than for Native Load ($182 million);
     * increased power marketing revenues related to other trading and other wholesale activities ($618 million);
* increased retail revenues primarily related to higher sales volumes due to weather impacts and customer growth, partially offset by lower average usage per customer ($58 million); and
* decreased retail revenues related to reductions in retail electricity prices ($22 million). See Note 6 for information on the price reductions.

     Purchased power and fuel expenses increased approximately $831 million primarily because of:

* changes related to power marketing, trading and wholesale sales ($678 million, net increase):
     * increased trading costs related to structured power trading activities ($76 million);
     * increased costs related to generation other than Native Load ($64 million);
     * increased power marketing costs related to other trading and other wholesale activities ($538 million);
* higher replacement power costs primarily for increased plant outages ($94 million), including costs of $12 million related to the Palo Verde outage extension to replace fuel control element assemblies;
* increased costs related to higher retail sales volumes and associated higher purchased power and fuel prices ($68 million); and
* decreased costs related to SFAS No. 133 adjustments related to changes in electricity and gas market prices ($9 million). See Note 10 for additional information on SFAS No. 133.

     The increase in operations and maintenance expenses of $77 million primarily related to the generation summer reliability program (the addition of approximately 500 MW of generating capability to enhance reliability for the summer of 2001) and increased power plant maintenance ($56 million), increased pension and other costs ($16 million) and a provision for credit exposure related to the California energy situation ($5 million). See Note 17 for additional information on the generation summer reliability program. See Note 14 for additional information related to the California energy situation.

     Depreciation and amortization decreased $7 million primarily because of lower regulatory asset amortization.

     Net other income decreased by $13 million primarily because of a change in the market value of El Dorado's investment in a technology-related venture capital partnership in the prior year period (see Note 13) and other non-operating costs, partially offset by an insurance recovery of environmental remediation costs.

     Interest expense decreased by $16 million primarily because of increased capitalized interest resulting from our generation expansion plan. See Note 12 for additional information on the generation expansion plan.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED WITH TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

     Our consolidated net income for the twelve months ended September 30, 2001 was $319 million compared with $305 million for the same period in the prior year. In 2001, we recognized a $15 million after-tax loss in net income as a cumulative effect of a change in accounting for derivatives, as required by SFAS No.133. See Note 10 for further discussion.

     Income before accounting change for the twelve months ended September 30, 2001 was $334 million compared with $305 million for the same period in the prior year. The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                       Increase/
                                                                      (Decrease)
                                                                      ----------

Increased margin on generation sales other than Native Load            $    163
Increased margin on power marketing, other trading and
  wholesale activities                                                       83
Increased margin on structured power trading activities                      52
Retail price reductions                                                     (27)
Lower margin from retail sales                                              (13)
SFAS 133 accounting adjustments                                               9
Higher replacement power costs for plant outages                           (116)
                                                                       --------
     Increase in revenues, net of purchased power and fuel expense          151
Higher operations and maintenance expense primarily related to
  generation and other costs                                                (68)
Lower other income primarily related to El Dorado                           (39)
Miscellaneous items, net                                                     11
                                                                       --------
     Net increase in income before income taxes                              55
     Higher income taxes primarily due to higher income                     (26)
                                                                       --------
     Net increase in income before accounting change                   $     29
                                                                       ========

     Electric operating revenues increased approximately $1.26 billion because of:

* change in power marketing, trading and wholesale revenues ($1.22 billion, net increase):
     * increased trading revenues related to structured power trading activities ($128 million);
     * increased wholesale revenues primarily related to generation sales other than for Native Load ($269 million);
     * increased power marketing revenues related to other trading and other wholesale activities ($825 million);

* increased retail revenues primarily related to higher sales volumes due to weather impacts and customer growth, partially offset by lower average usage per customer ($67 million); and
* decreased retail revenues related to the reduction in retail electricity prices ($27 million). See Note 6 for information on the price reductions.

     Purchased power and fuel expenses increased approximately $1.11 billion primarily because of:

* changes related to power marketing, trading and wholesale sales ($924 million, net increase):
     * increased trading costs related to structured power trading activities ($76 million);
     * increased costs related to generation other than Native Load ($106 million);
     * increased power marketing costs related to other trading and other wholesale activities ($742 million);
* higher replacement power costs primarily for increased plant outages ($116 million), including costs of $12 million related to the Palo Verde outage extension to replace fuel control element assemblies;
* higher costs related to retail sales volumes and associated purchased power and fuel prices ($80 million); and
* decreased costs for SFAS No. 133 adjustments related to changes in electricity and gas market prices ($9 million). See Note 10 for additional information on SFAS No. 133.

     The increase in operations and maintenance expenses of $68 million primarily related to generation summer reliability programs (the addition of approximately 500 MW of generating capability to enhance reliability for the summer of 2001) and increased power plant maintenance ($61 million), increased pension and other costs ($10 million), and provisions for credit exposure related to the California energy situation ($10 million), partially offset by approximately $13 million of non-recurring items recorded in the fourth quarter of 1999. See Note 17 for information on the generation summer reliability program. See Note 14 for additional information related to the California energy situation.

     Net other income decreased $39 million primarily because of a change in the market value of El Dorado's investment in a technology-related venture capital partnership in the prior year period (see Note 13) and other non-operating costs offset by an insurance recovery of environmental remediation costs.

     Interest expense decreased by $19 million primarily because of increased capitalized interest resulting from our generation expansion plan. See Note 12 for additional information on the generation expansion plan.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL EXPENDITURE REQUIREMENTS

     The following table summarizes the actual capital expenditures for the nine months ended September 30, 2001 and estimated capital expenditures for the next three years:

                              CAPITAL EXPENDITURES
                              (dollars in millions)

                                (actual)                  (estimated)
                           -----------------   --------------------------------
                           Nine-months ended             Years ending
                              September 30,              December 31,
                                  2001           2001        2002        2003
                                --------       --------    --------    --------
APS
  Delivery                      $    256       $    340    $    333    $    305
  Existing generation (a)             84            121         154          --
                                --------       --------    --------    --------
      Subtotal                       340            461         487         305
                                --------       --------    --------    --------
Pinnacle West Energy
  Generation expansion (b)           333            527         368         336
  Existing generation (a)             --             --          --         119
                                --------       --------    --------    --------
      Subtotal                       333            527         368         455
                                --------       --------    --------    --------
SunCor (c)                            45             84          66          27
                                --------       --------    --------    --------
Other (d)                             18             24          15           8
                                --------       --------    --------    --------

Total                           $    736       $  1,096    $    936    $    795
                                ========       ========    ========    ========

----------
(a) Pursuant to the 1999 Settlement Agreement, APS is required to move its generating assets and competitive services no later than December 31, 2002.
(b) See Note 12 and "Capital Resources and Cash Requirements - Pinnacle West Energy" below.
(c) Consists primarily of capital expenditures for land development and retail and office building construction.
(d)  Primarily APS Energy Services.

     CAPITAL RESOURCES AND DEBT FINANCING

          PINNACLE WEST

     The parent company's cash requirements and its ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of the 2000 10-K.

     During the nine-months ended September 30, 2001, the parent company increased its outstanding indebtedness by about $400 million. During the nine-month period ended September 30, 2001, the parent company issued $550 million in long-term debt and $122 million in short-term borrowings and repaid $275 million of long- and short-term debt. The majority of these borrowings were used to fund Pinnacle West Energy capital expenditures.

          APS

     APS' long-term debt redemption requirements, including optional repayments on long-term debt are: $384 million in 2001; $125 million in 2002; and zero in 2003. During 2001, APS expects to satisfy its long-term debt redemption requirements with cash from operations and long and short-term borrowings. Through September 2001, APS redeemed

$62 million of its long-term debt. APS has also deposited $72 million, plus interest, with the trustee for redemption in December 2001 of its First Mortgage Bonds, 9% Series due 2021. On October 5, 2001, APS issued $400 million of 6.375% Notes due 2011. Based on market conditions and optional call provisions, APS may make optional redemptions of long-term debt from time to time.

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

     SunCor's capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the Capital Expenditures table above for actual capital expenditures for the nine months ended September 30, 2001 and projected capital expenditures through 2003. SunCor expects to fund its capital requirements from internally generated cash and its own external financings.

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

     CALIFORNIA ENERGY MARKET ISSUES AND REFUNDS IN THE PACIFIC NORTHWEST

     See Note 14 for information regarding California energy market issues and possible Pacific Northwest refunds.

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

     In APS' regulated retail market area, APS will provide electricity services to standard-offer, full-service customers and to energy delivery customers who have chosen another provider for their electricity commodity needs (unbundled customers). Customer growth in APS' service territory averaged 4.1% a year for the three years 1998 through 2000; we currently expect customer growth to average 3% to 4% a year for 2001 through 2003. We currently estimate that retail electricity sales in kilowatt-hours will grow 3% to 4.5% a year in 2001 through 2003, before the retail effects of weather variations. The customer growth and sales growth referred to in this paragraph apply to energy delivery customers. As industry restructuring evolves in the regulated market area, we cannot predict the number of APS' standard offer customers that will switch to unbundled service.

     Wholesale activities will be affected by electricity prices and costs of available fuel and purchased power in the western United States, as well as competitive market conditions and regulatory and legislative changes in various state and federal jurisdictions, including the price mitigation plan adopted by FERC in June 2001 (see Note 6). These factors have significantly affected our trading and wholesale power activities and their resultant earnings contributions over the last several years. We cannot predict future contributions from trading and wholesale activities. See Note 10 and Item 3 below for additional information.

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

     Our financial results may be affected by the application of SFAS No. 133. See Note 10 for further information.

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

     As of September 30, 2001, a hypothetical adverse price movement of 10% in the market price of our commodity derivative portfolio would decrease the fair market value of these contracts by approximately $20 million. This analysis does not include the favorable impact this same hypothetical price move would have on the underlying physical exposures being hedged with the commodity derivative portfolio. We plan to complete the move of our wholesale power marketing and trading activities from APS to the parent company by the end of 2002.

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

     COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

     RETAIL. See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of competition and the rules regarding the introduction of retail electric competition in Arizona and a settlement agreement with the ACC.

     WHOLESALE. On October 16, 2001, APS and other owners of electric transmission lines in the Southwest filed with FERC a request for a declaratory order confirming that their proposal to form WestConnect would satisfy FERC's requirements for the formation of a regional transmission organization. APS and the other filing parties have agreed to fund the start-up of WestConnect's operations, which are projected to begin in 2004, subject to FERC approval. WestConnect has been structured as a for-profit RTO and evolved from DesertSTAR, a non-profit corporation in which APS participated, which was originally designed to serve as an RTO for the southwestern United States.

     ENVIRONMENTAL MATTERS

     The Arizona Department of Environmental Quality issued to APS Notices of Violation, dated September 25, 2001 and October 15, 2001 alleging, among other things, burning of unauthorized materials and storage of hazardous waste without a permit. Each Notice of Violation requires APS to achieve and document compliance with specific environmental requirements. Although ADEQ may still seek civil penalties or take other enforcement action against APS, APS does not expect these matters to have a material adverse effect on its financial position, results of operations, or liquidity.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.         Description
          -----------         -----------
             12.1             Ratio of Earnings to Fixed Charges

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

                                               ORIGINALLY FILED                               DATE
EXHIBIT NO.      DESCRIPTION                   AS EXHIBIT:                  FILE NO.(a)     EFFECTIVE
-----------      -----------                   -----------                  -----------     ---------
3.1              Articles of Incorporation     19.1 to the Company's          1-8962         11-14-88
                 restated as of July 29,       September 30, 1988
                 1988                          Form 10-Q Report

3.2              Bylaws, amended as of         4.1 to the Company's           1-8962         1-20-00
                 December 15, 1999             Registration Statement
                                               on Form S-8 No. 333-95035

     (b)  Reports on Form 8-K

     During the quarter ended September 30, 2001, and the period from October 1 through November 5, 2001, we filed the following reports on Form 8-K:

     Report dated September 26, 2001 containing Regulation FD disclosure regarding operating statistics and market, weather, and economic indicators.

     Report dated October 22, 2001 containing Regulation FD disclosure relating to written materials to be presented at an analyst conference on October 23, 2001.

     Report dated October 18, 2001 regarding (i) financial information for the periods ended September 30, 2001 and 2000; (ii) the Arizona Supreme Court's decision to review a lower court decision affirming the 1999 Settlement Agreement; (iii) APS' October 18, 2001 filing with the ACC requesting ACC approval of a rule variance and a purchase power agreement with the Company; and
(iv) Regulation FD disclosure relating to operating statistics and market, weather, and economic indicators.

----------
(a) Reports filed under File No. 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PINNACLE WEST CAPITAL CORPORATION
                                                  (Registrant)


Dated: November 5, 2001                 By: Chris N. Froggatt
                                            ------------------------------------
                                            Chris N. Froggatt
                                            Vice President and Controller
                                            (Principal Accounting Officer
                                            and Officer Duly Authorized
                                            to sign this Report)