Form 10-K405
period 2001-12-31
PINNACLE WEST CAPITAL CORP
filed 2002-03-27
CIK 764622

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ______ TO ______

                          COMMISSION FILE NUMBER 1-8962

                        PINNACLE WEST CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                ARIZONA                                  86-0512431
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

400 North Fifth Street, P.O. Box 53999                 (602) 250-1000
      Phoenix, Arizona 85072-3999              (Registrant's telephone number,
    (Address of principal executive                 including area code)
     offices, including zip code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name Of Each Exchange On
   Title Of Each Class                                      Which Registered
   -------------------                                      ----------------
      Common Stock,                                     New York Stock Exchange
      No Par Value                                       Pacific Stock Exchange

                                                         Aggregate Market Value
                                                            Of Shares Held By
   Title Of Each Class          Shares Outstanding As     Non-Affiliates As Of
     Of Voting Stock              Of March 25, 2002          March 25, 2002
     ---------------              -----------------          --------------
Common Stock, No Par Value            84,770,703           $3,751,951,315(a)

----------
(a) Computed by reference to the closing price on the composite tape on March 25, 2002, as reported by the Wall Street Journal.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 22, 2002 are incorporated by reference into Part III hereof.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
GLOSSARY....................................................................   1

PART I
  Item 1.   Business........................................................   3
  Item 2.   Properties......................................................  20
  Item 3.   Legal Proceedings...............................................  24
  Item 4.   Submission of Matters to a Vote of Security Holders.............  24
  Supplemental Item.
            Executive Officers of the Registrant............................  25

PART II
  Item 5.   Market for Registrant's Common Stock and Related
            Stockholder Matters.............................................  28
  Item 6.   Selected Consolidated Data......................................  29
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  33
  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk......  56
  Item 8.   Financial Statements and Supplementary Data.....................  57
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 108

PART III
  Item 10.  Directors and Executive Officers of the Registrant.............. 109
  Item 11.  Executive Compensation.......................................... 109
  Item 12.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters................................. 109
  Item 13.  Certain Relationships and Related Transactions.................. 109

PART IV
  Item 14.  Exhibits, Financial Statements, Financial Statement Schedules,
            and Reports on Form 8-K......................................... 110

SIGNATURES.................................................................. 139

                                    GLOSSARY

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

ADEQ - Arizona Department of Environmental Quality

AISA - Arizona Independent Scheduling Administrator

ALJ - Administrative Law Judge

ANPP - Arizona Nuclear Power Project, also known as Palo Verde

APS - Arizona Public Service Company, a subsidiary of the Company

APSES - APS Energy Services Company, Inc., a subsidiary of the Company

CC&N - Certificate of Convenience and Necessity

Cholla - Cholla Power Plant

Citizens - Citizens Communications Company

Clean Air Act - the Clean Air Act, as amended

Company - Pinnacle West Capital Corporation

DOE - United States Department of Energy

EITF - Emerging Issues Task Force

El Dorado - El Dorado Investment Company, a subsidiary of the Company

EPA - United States Environmental Protection Agency

ERMC - Energy Risk Management Committee

FASB - Financial Accounting Standards Board

FERC - United States Federal Energy Regulatory Commission

FIP - Federal Implementation Plan

Four Corners - Four Corners Power Plant

GAAP - generally accepted accounting principles in the United States of America

ISO - California Independent System Operator

ITC - investment tax credit

KW - kilowatt, one thousand watts

KWh - kilowatt-hour, one thousand watts per hour

MW - megawatt, one million watts

MWh - megawatt-hours, one million watts per hour

1999 Settlement Agreement - Settlement Agreement among APS and other parties related to the implementation of retail electric competition in Arizona

NOV - Notice of Violation

NRC - United States Nuclear Regulatory Commission

Nuclear Waste Act - Nuclear Waste Policy Act of 1982, as amended

Palo Verde - Palo Verde Nuclear Generating Station

PG&E - PG&E Corp.

Pinnacle West Energy - Pinnacle West Energy Corporation, a subsidiary of the Company

PPA - purchase power agreement

PRP - Potentially responsible parties under Superfund

PX - California Power Exchange

RTO - regional transmission organization

Rules - ACC retail electric competition rules

Salt River Project - Salt River Project Agricultural Improvement and Power District

SCE - Southern California Edison

SFAS - Statement of Financial Accounting Standards

SNWA - Southern Nevada Water Authority

SunCor - SunCor Development Company, a subsidiary of the Company

Superfund - Comprehensive Environmental Response, Compensation, and Liability
Act

T&D - transmission and distribution

WestConnect - WestConnect RTO, LLC, a proposed RTO to be formed by owners of electric transmission lines in the southwestern United States

                                     PART I

                                ITEM 1. BUSINESS

OVERVIEW OF OUR BUSINESS

     We were incorporated in 1985 under the laws of the State of Arizona and own all of the outstanding equity securities of APS. APS is Arizona's largest electric utility and provides either retail or wholesale electric service to substantially all of the state, with the major exceptions of the Tucson metropolitan area and about one-half of the Phoenix metropolitan area. APS also generates and, through our marketing and trading division, sells and delivers electricity to wholesale customers in the western United States.

     Our other major subsidiaries are:

     * Pinnacle West Energy, through which we conduct our unregulated electricity generation operations;

     * APSES, which provides commodity energy and energy-related products to key customers in competitive markets in the western United States;

     * SunCor, a developer of residential, commercial, and industrial real estate projects in Arizona, New Mexico, and Utah; and

     *    El Dorado, an investment firm.

     We discuss each of these subsidiaries in greater detail below.

     Pinnacle West's marketing and trading division sells in the wholesale market APS and Pinnacle West Energy generation production output that is not needed for APS' native load, which includes loads for retail customers and traditional cost-of-service wholesale customers. The division also purchases electricity and natural gas in forward markets to hedge the costs of serving retail customer demand. Additionally, the marketing and trading division, subject to specific parameters established by the Board of Directors, markets, hedges and trades in electricity, fuels and emission allowances and credits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 for information about the historical and prospective contribution of the marketing and trading activities to our financial results.

     At December 31, 2001, we employed about 7,600 people, including the employees of our subsidiaries. Of these employees, 5,500 were employees of our major subsidiary, APS, and employees assigned to jointly-owned generating facilities for which APS serves as the generating facility manager. About 2,100 people were employed by Pinnacle West and our other subsidiaries. Our principal executive offices are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000).

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 16 of Notes to Consolidated Financial Statements in Item 8 for a discussion of our business segments.

ARIZONA REGULATORY DEVELOPMENTS - OVERVIEW

     On September 21, 1999, the ACC approved Rules that provide a framework for the introduction of retail electric competition in Arizona. On September 23, 1999, the ACC approved a comprehensive Settlement Agreement among APS and various parties related to the implementation of retail electric competition in Arizona. See "Retail Electric Competition Rules" and "1999 Settlement Agreement" in Note 3 of Notes to Consolidated Financial Statements in Item 8 for additional information about the 1999 Settlement Agreement and the Rules, including outstanding legal challenges to the Rules.

     Under the Rules, as modified by the 1999 Settlement Agreement, APS is required to transfer all of its competitive electric assets and services either to an unaffiliated party or to a separate corporate affiliate no later than December 31, 2002. Consistent with that requirement, APS has been addressing the legal and regulatory requirements necessary to complete the transfer of its generation assets to Pinnacle West Energy on or before that date. In anticipation of APS' transfer of generation assets, Pinnacle West Energy has completed, and is in the process of developing and planning, various generation expansion projects so that APS can reliably meet the energy requirements of its Arizona customers.

     Following APS' transfer of its fossil-fueled generation assets and the receipt of certain regulatory approvals, Pinnacle West Energy expects to sell its power at wholesale to Pinnacle West's marketing and trading division, which, in turn, is expected to sell power to APS and to non-affiliated power purchasers. In a filing with the ACC on October 18, 2001, APS requested the ACC to:

     * grant APS a partial variance from an ACC Rule that would obligate APS to acquire all of its customers' standard-offer generation requirements from the competitive market (with at least 50% of those requirements coming from a "competitive bidding" process) starting in 2003; and

     * approve as just and reasonable a long-term purchase power agreement between APS and Pinnacle West.

APS requested these ACC actions to ensure ongoing reliable service to APS standard-offer, full-service customers in a volatile generation market and to recognize Pinnacle West Energy's significant investment to serve APS load. See "Proposed Rule Variance and Purchase Power Agreement" in Note 3 of Notes to Consolidated Financial Statements in Item 8 for additional information about APS' October 2001 filing.

     On February 8, 2002, the ACC's Chief ALJ issued a procedural order which consolidated the ACC docket relating to APS' October 2001 filing with several other pending ACC dockets, including a "generic" docket requested by the ACC Chairman to "determine if changed circumstances require the [ACC] to take another look at restructuring in Arizona." Although the order consolidates several dockets, it states that a hearing on the APS matter will commence on April 29, 2002. The order went on to state that, contrary to APS' position, the ALJ was construing the October 2001 filing as a request by APS to amend the 1999 ACC order that approved the 1999 Settlement Agreement.

     On March 22, 2002, the ACC Staff issued a report to the ACC recommending that the ACC address the following issues in the generic docket:

     * The extent and manner of the ACC's involvement in monitoring market conditions and/or mitigating the development of market power for generation and transmission;

     * The lack of guidance in the Rules regarding the mechanics of the "competitive bidding process" referenced above;

     * The consideration of alternatives to the transfer of generation assets required by the Rules (the ACC Staff stated that such transfers would be "unwise" at the present time and recommended that "all transfer and separation of utilities' assets be stayed pending the completion of the generic docket");

     * The consideration of transmission constraints that could impact the development of the wholesale power market;

     * The reassessment of adjustor mechanisms for standard-offer rates in light of problems with the development of a wholesale power market; and

     * The adequacy of customer "shopping credits" in the context of the development of a competitive retail market (a shopping credit is the cost a customer does not pay to a utility distribution company if the customer obtains generation from another party).

Although not a specific ACC Staff recommendation, the report was also critical of certain aspects of the proposed purchase power agreement between APS and Pinnacle West.

     A modification to the electric competition Rules or the 1999 Settlement Agreement could, among other things, adversely affect APS' ability to transfer its generation assets to Pinnacle West Energy by December 31, 2002. Pinnacle West cannot predict the outcome of the consolidated docket or its effect on the specific requests in APS' October 2001 filing, the Rules or the 1999 Settlement Agreement.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements based on current expectations and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and APS' October 2001 ACC filing; the outcome of regulatory and legislative proceedings relating to the restructuring; state and federal regulatory and legislative decisions and actions, including the price mitigation plan adopted by the FERC in June 2001; regional economic and market conditions, including the California energy situation and completion of generation construction in the region, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital; weather variations affecting local and regional customer energy usage; conservation programs;

power plant performance; the successful completion of our generation expansion program; regulatory issues associated with generation expansion, such as permitting and licensing; our ability to compete successfully outside traditional regulated markets (including the wholesale market); technological developments in the electric industry; and the strength of the real estate market in SunCor's market areas, which include Arizona, New Mexico and Utah.

                           REGULATION AND COMPETITION

RETAIL

     The ACC regulates APS' retail electric rates and its issuance of securities. The ACC must also approve any transfer of APS' utility property and transactions between APS and affiliated parties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook
- Other Factors Affecting Our Financial Outlook" in Item 7 and Note 3 of Notes to Consolidated Financial Statements in Item 8 for a discussion of the status of electric industry restructuring in Arizona.

     APS is subject to varying degrees of competition from other utilities in its region (such as Tucson Electric Power Company, Southwest Gas Corporation, and Citizens Communications Company) as well as cooperatives, municipalities, electrical districts, and similar types of governmental organizations (principally Salt River Project). APS also faces competition from low-cost hydroelectric power and parties that have access to low-priced preferential federal power and other subsidies. In addition, some customers, particularly industrial and large commercial customers, may own and operate facilities to generate their own electric energy requirements.

WHOLESALE

     GENERAL

     The FERC regulates rates for wholesale power sales and transmission services. During 2001, approximately 54% of our electric operating revenues resulted from such sales and services. APS transferred most of the wholesale marketing and trading activities to Pinnacle West during 2001. Pinnacle West's marketing and trading division sells in the wholesale market APS and Pinnacle West Energy generation production output that is not needed for APS' native load and, in doing so, competes with other utilities, power marketers, and independent power producers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16 of Notes to Consolidated Financial Statements in Item 8 for additional information about our marketing and trading activities, including the historical and prospective contribution of marketing and trading activities to our financial results. See
Note 10 of Notes to Consolidated Financial Statements in Item 8 for information regarding our generation expansion plans.

     REGIONAL TRANSMISSION ORGANIZATIONS

     On December 20, 1999, the FERC issued its Order No. 2000 regarding Regional Transmission Organizations. In its order, the FERC set minimum characteristics and functions that must be met by utilities that participate in RTOs. The order provides for an open, flexible structure for RTOs to meet the needs of the market and provides for the possibility of incentive ratemaking and other benefits for utilities that participate in an RTO.

     The characteristics for an acceptable RTO include independence from market participants, operational control over a region large enough to support efficient and nondiscriminatory markets, and exclusive authority to maintain short-term reliability. On October 16, 2001, APS and other owners of electric transmission lines in the Southwest filed with the FERC a request for a declaratory order confirming that their proposal to form WestConnect RTO, LLC would satisfy the FERC's requirements for the formation of an RTO. APS and the other filing parties have agreed to fund the start-up of WestConnect's operations, which are subject to FERC approval. WestConnect is projected to begin operations in 2004. WestConnect has been structured as a for-profit RTO and evolved from DesertSTAR, a not-for-profit corporation in which APS participated, which was originally designed to serve as an RTO for the southwestern United States.

     The ACC retail electric competition Rules also required the formation and implementation of an Arizona Independent Scheduling Administrator. The purpose of the AISA is to oversee the application of operating protocols to ensure statewide consistency for transmission access. The AISA is anticipated to be a temporary organization until the implementation of an independent system operator or RTO. APS participated in the creation of the AISA, a not-for-profit entity, and the filing at the FERC for approval of its operating protocols. The operating protocols were partially rejected and the remainder are currently under review. On February 8, 2002, the ACC's Chief ALJ issued a procedural order which consolidated the ACC docket relating to the AISA with several other pending ACC dockets, including a "generic" docket requested by the ACC Chairman to "determine if changed circumstances require the [ACC] to take another look at restructuring in Arizona." See "Arizona Regulatory Developments - Overview" above and "Proposed Rule Variance and Purchase Power Agreement" in Note 3 of Notes to Consolidated Financial Statements in Item 8 for additional information about the consolidated ACC docket.

                   BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

     Following is a discussion of the business of APS, our major subsidiary.

GENERAL

     APS was incorporated in 1920 under the laws of Arizona and is Arizona's largest electric utility, with more than 874,000 customers. APS provides either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of the Tucson metropolitan area and about one-half of the Phoenix metropolitan area. APS also generates and, through our marketing and trading division, sells and delivers electricity to wholesale customers in the western United States. During 2001, no single purchaser or user of energy accounted for more than 2.3% of consolidated electric revenues.

     At December 31, 2001, APS employed approximately 5,500 people, which includes employees assigned to jointly-owned generating facilities for which APS serves as the generating facility manager. APS' principal executive offices are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000).

GENERATING FUEL AND PURCHASED POWER

     See "Properties - Accredited Capacity" in Item 2 for information about our power plants by fuel types.

     2001 ENERGY MIX

     Our consolidated sources of energy during 2001 were: purchased power and interchange (net) - 45.6% (approximately 90% of which was for wholesale power operations); coal - 27.3%; nuclear -18.3%; gas - 8.2%; and other (includes oil, hydro and solar) - 0.6%.

     COAL SUPPLY

     CHOLLA Cholla is a coal-fired power plant located in northeastern Arizona. It is a jointly-owned facility operated by APS. APS purchases most of Cholla's coal requirements from a coal supplier that mines all of the coal under a long-term lease of coal reserves owned by the Navajo Nation, the federal government, and private landholders. Cholla has sufficient coal under current contracts to ensure a reliable fuel supply through 2005. APS purchases a portion of Cholla's coal requirements on the spot market to take advantage of competitive pricing options. Following expiration of current contracts, APS believes that numerous competitive fuel supply options will exist to ensure continuous plant operation. APS expects the current supplier to continue to provide most of Cholla's low sulfur coal requirements through the current contract. APS believes that there are sufficient reserves of low sulfur coal available from other suppliers to ensure the continued operation of Cholla for its useful life.

     FOUR CORNERS Four Corners is a coal-fired power plant located in the northwest corner of New Mexico. It is a jointly-owned facility operated by APS. APS purchases all of Four Corners' coal requirements from a supplier with a long-term lease of coal reserves owned by the Navajo Nation. Four Corners is under contract for coal through 2004, with options to extend the contract through the plant site lease expiration in 2016. The Four Corners lease and related federal rights-of-way and easements include covenants to prevent the Navajo Nation from taxing or assessing Four Corners or the fuel used by the facility. These covenants expired in July 2001, and the Navajo Nation has assessed taxes in the form of a Business Activity Tax and a Possessory Interest Tax on the coal supplier and the plant. The tax paid by the coal supplier is passed on to the Four Corners participants through the fuel supply agreement. These amounts have been largely mitigated due to a New Mexico law which provides tax credits for coal purchased on the Navajo reservation. APS has contested, on jurisdictional grounds, the right of the Navajo Nation to assess these taxes on the plant. APS is currently engaged in negotiations with the Navajo Nation on a settlement that will provide for payments to the Navajo Nation that will allow the continued economic operation of Four Corners. However, a settlement has not been finalized and APS cannot currently predict the outcome of this matter.

     NAVAJO GENERATING STATION The Navajo Generating Station is a coal-fired power plant located in northern Arizona. It is a jointly-owned facility operated by Salt River Project. The Navajo Generating Station's coal requirements are purchased from a supplier with long-term leases from the Navajo Nation and the Hopi Tribe. The Navajo Generating Station is under contract with its coal supplier through 2011, with options to extend through the plant site lease expiration in 2019. The Navajo Generating Station lease waives certain taxes through the lease expiration in 2019. The lease provides for the potential to renegotiate the coal royalty in 2007 and 2017, which may impact the fuel price.

     See "Properties - Accredited Capacity" in Item 2 for information about APS' ownership interest in Cholla, Four Corners, and the Navajo Generating Station. See Note 10 of Notes to

Consolidated Financial Statements in Item 8 for information regarding our coal mine reclamation obligations.

     NATURAL GAS SUPPLY

     APS purchases the majority of its natural gas requirements for its gas-fired plants under contracts with a number of natural gas suppliers. APS' natural gas supply is transported pursuant to a firm transportation service contract with El Paso Natural Gas Company (see description below). We anticipate that the natural gas requirements for our generation expansion plans (see Note 10 of Notes to Consolidated Financial Statements in Item 8) will be met with these contracts. We continue to analyze the market to determine the most favorable source and method of meeting our natural gas requirements.

     The gas supply for APS and Pinnacle West Energy gas-fired facilities located, and to be located (see Note 10 of Notes to Consolidated Financial Statements in Item 8), in Pinal, Maricopa and Yuma Counties in Arizona, is transported pursuant to a firm, Full Requirements Transportation Service Agreement with El Paso Natural Gas Company. The transportation agreement features a 10-year rate moratorium established in a comprehensive rate case settlement entered into in 1996.

     In a pending FERC proceeding, El Paso Natural Gas Company has proposed allocating its gas pipeline capacity in such a way that APS' (and other companies with the same contract type) gas transportation rights could be significantly impacted. Various parties, including APS and Pinnacle West Energy, have challenged this allocation as being inconsistent with El Paso Natural Gas Company's existing contractual obligations and the 1996 settlement. The FERC has scheduled a public conference in April 2002 to discuss an appropriate mechanism for allocating capacity on the El Paso Natural Gas Company pipeline. We cannot currently predict the outcome of this matter.

     NUCLEAR FUEL SUPPLY

     PALO VERDE FUEL CYCLE Palo Verde is a nuclear power plant located about 50 miles west of Phoenix, Arizona. It is a jointly-owned facility operated by APS. The fuel cycle for Palo Verde is comprised of the following stages:

     *    mining and milling of uranium ore to produce uranium concentrates;
     *    conversion of uranium concentrates to uranium hexafluoride;
     *    enrichment of uranium hexafluoride;
     *    fabrication of fuel assemblies;
     *    utilization of fuel assemblies in reactors; and
     *    storage and disposal of spent fuel.

     The Palo Verde participants have contracted for sufficient uranium concentrates to meet operational requirements through 2002. Spot purchases on the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contractual options. Existing uranium concentrates contracts and options could be utilized to meet approximately 67% of requirements in 2003.

     The Palo Verde participants have contracts and options for uranium conversion services that could be utilized to meet approximately 100% of requirements in 2002 and 2003. The Palo Verde participants have an enrichment services contract and an enriched uranium product contract that furnish enrichment services required for the operation of the three Palo Verde units through 2003.

     The Palo Verde participants have a new enriched uranium product contract that will furnish up to 100% of Palo Verde's requirements for uranium concentrates, conversion services and enrichment services from 2004 through 2008. This contract could also provide 100% of enrichment services in 2009 and 2010.

     In addition, existing contracts will provide 100% of fuel assembly fabrication services until at least 2015 for each Palo Verde unit.

     SPENT NUCLEAR FUEL AND WASTE DISPOSAL Nuclear power plant operators are required to enter into spent fuel disposal contracts with DOE, and DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before 2010 and that it does not intend to begin accepting spent fuel prior to that date. In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and DOE's delay, a number of utilities filed damages lawsuits against DOE in the Court of Federal Claims.

     In February 2002, the U.S. Secretary of Energy recommended to President Bush that the Yucca Mountain, Nevada site be developed as a permanent repository for spent nuclear fuel. The President transmitted this recommendation to Congress. A Congressional decision on this issue is expected sometime during mid-summer 2002. We cannot currently predict what further steps will be taken in this area.

     Facility funding is a further complication. While all nuclear utilities pay into a so-called nuclear waste fund an amount calculated on the basis of the output of their respective plants, the annual Congressional appropriations for the permanent repository have been for amounts less than the amounts paid into the waste fund (the balance of which is being used for other purposes).

     APS has existing fuel storage pools at Palo Verde and is in the process of completing construction of a new facility for on-site dry storage of spent fuel. With the existing storage pools and the addition of the new facility, APS believes that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation through the term of the operating license for each Palo Verde unit. See "Palo Verde Nuclear Generating Station" in
Note 10 of Notes to Consolidated Financial Statements in Item 8 for a discussion of interim spent fuel storage costs.

     Although some low-level waste has been stored on-site in a low-level waste facility, APS is currently shipping low-level waste to off-site facilities. APS currently believes that interim low-level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

     APS believes that scientific and financial aspects of the issues of spent fuel and low-level waste storage and disposal can be resolved satisfactorily. However, APS acknowledges that their ultimate resolution in a timely fashion will require political resolve and action on national and regional scales which APS is less able to predict. APS expects to vigorously protect and pursue its rights related to this matter.

PURCHASED POWER AGREEMENTS

     In addition to that available from its own generating capacity (see "Properties" in Item 2), APS purchases electricity under various arrangements. One of the most important of these is a long-term contract with Salt River Project. The amount of electricity available to APS is based in large part on customer demand within certain areas now served by APS pursuant to a related territorial agreement. The generating capacity available to APS pursuant to the contract was 329 MW from January through May 2001, and starting in June 2001, as part of a broad renegotiation of the agreement in light of the electric industry transition to a competitive generation market, it changed to 336 MW. In 2001, APS received approximately 1,741,000 MWh of energy under the contract and paid about $81.5 million for capacity availability and energy received. This contract may be canceled by Salt River Project on three years' notice, given no earlier than December 31, 2003. APS may also cancel the contract on five years' notice, given no earlier than December 31, 2006.

     In September 1990, APS entered into a thirty-year seasonal capacity exchange agreement with PacifiCorp. Under this agreement, APS receives electricity from PacifiCorp during the summer peak season (from May 15 to September 15) and APS returns electricity to PacifiCorp during the winter season (from October 15 to February 15). Until 2020, APS and PacifiCorp each has 480 MW of capacity and a related amount of energy available to it under the agreement for their respective seasons. In 2001, APS received approximately 571,000 MWh of energy under the capacity exchange. APS must also make additional offers of energy to PacifiCorp each year through October 31, 2020. Pursuant to this requirement, during 2001, PacifiCorp received offers of 1,112,300 MWh and purchased about 434,000 MWh.

CONSTRUCTION PROGRAM

     During the years 1999 through 2001, APS incurred approximately $1.3 billion in capital expenditures. APS' capital expenditures for the years 2002 through 2004 are expected to be primarily for expanding transmission and distribution capabilities to meet growing customer needs, for upgrading existing utility property, and for environmental purposes. APS' capital expenditures were $471 million in 2001. APS' capital expenditures, including expenditures for environmental control facilities, for the years 2002 through 2004 have been estimated as follows:

                              (dollars in millions)

              BY YEAR                        BY MAJOR FACILITIES
     -----------------------      -----------------------------------------
     2002             $  498      Production                         $  149
     2003                271      Transmission and Distribution         900
     2004                280                                         ------
                      ------      Total                              $1,049
     Total            $1,049                                         ======
                      ======

     The amounts for 2002 through 2004 assume that APS' generation (production) assets are transferred to Pinnacle West Energy as of December 31, 2002. These amounts exclude capitalized interest costs and include capitalized property taxes and approximately $30 million (only in 2002) for nuclear fuel. APS conducts a continuing review of its construction program.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Needs and Resources" in Item 7 for additional information about APS' construction program and for information about Pinnacle West Energy's generating expansion plans.

MORTGAGE REPLACEMENT FUND REQUIREMENTS

     So long as any of its first mortgage bonds are outstanding, APS is required for each calendar year to deposit with the trustee under its mortgage cash in a formularized amount related to net additions to its mortgaged utility plant. APS may satisfy all or any part of this "replacement fund" requirement by using redeemed or retired bonds, net property additions, or property retirements. For 2001, the replacement fund requirement amounted to approximately $155 million. Certain of the bonds APS has issued under the mortgage that are callable prior to maturity are redeemable at their par value plus accrued interest with cash APS deposits in the replacement fund. These call provisions are subject in many cases to a period of time after the original issuance of the bonds during which they may not be redeemed in this manner. See Notes 6 and 18 of Notes to Consolidated Financial Statements in Item 8 for information regarding APS' first mortgage bonds.

ENVIRONMENTAL MATTERS

     EPA ENVIRONMENTAL REGULATION

     CLEAN AIR ACT We are subject to a number of requirements under the Clean Air Act. The Clean Air Act addresses, among other things:

     *    "acid rain";
     *    visibility in certain specified areas;
     *    hazardous air pollutants; and
     *    areas that have not attained national ambient air quality standards.

     With respect to "acid rain," the Clean Air Act established a system of sulfur dioxide emissions "allowances" to offset each ton of sulfur dioxide emitted by affected power plants. Based on EPA allowance allocations, we will have sufficient allowances to permit continued operation of our plants at current levels without installing additional equipment. The Clean Air Act also requires the EPA to set nitrogen oxides emissions limitations for certain coal-fired units. The EPA rule allows emissions from all units in a plant to be averaged to demonstrate compliance with the emission limitation. Currently, nitrogen oxides emissions from all of our units are within the limitations specified under the EPA's rules. We do not currently expect this rule to have a material impact on our financial position, results of operations, or liquidity.

     The Clean Air Act required the EPA to establish a Grand Canyon Visibility Transport Commission to complete a study on visibility impairment in sixteen "Class I Areas" (large national parks and wilderness areas) on the Colorado Plateau. The Navajo Generating Station, Cholla, and Four Corners are located near several Class I Areas on the Colorado Plateau. The Visibility Commission completed its study and on June 10, 1996 submitted its final recommendations to the EPA.

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

     The rules allow the nine western states and tribes that participated in the Visibility Commission process to follow an alternate implementation plan and schedule for the Class I Areas considered by the Visibility Commission. Under this option, those states and tribes would submit implementation plans by 2003, which would incorporate certain regional sulfur dioxide emissions milestones for the years 2003, 2008, 2013, and 2018 (which include the application of best available retrofit technology). If the regional emissions in those years were within those milestones, there would be no further emission reduction requirements, and if they were exceeded, then an emission trading program would be implemented to maintain the emissions within those milestones.

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

     In July 1997, the EPA promulgated final National Ambient Air Quality Standards for ozone and particulate matter. Pursuant to these rules, the ozone standard is more stringent and a new ambient standard for very fine particles has been established. Congress has enacted legislation that could delay the implementation of regional haze requirements and the particulate matter ambient standard; however, the legislation does not preclude the Visibility Commission states and tribes from implementing the alternate regional haze rules discussed above. A federal court determined that the EPA's promulgation of the National Ambient Air Quality Standards violated the constitutional prohibition on delegation of legislative power. The court remanded the ozone standard, vacated the particulate matter standard, and invited the parties that challenged the standards to brief the court on vacating or remanding the very fine particulates standard. On February 27, 2001, the U.S. Supreme Court overruled the federal court's ruling. The Supreme Court further held that the EPA could not consider the cost of reducing harmful emissions when setting air quality standards. However, the Supreme Court found the EPA implementation policy for the revised ozone standards to be unlawful, and remanded this issue for consideration along with the other preserved challenges to the National Ambient Air Quality Standards. Because the actual level of emissions controls, if any, for any unit cannot be determined at this time, APS currently cannot estimate the capital expenditures, if any, which would result from the final rules. However, APS does not currently expect these rules to have a material adverse effect on its financial position, results of operations, or liquidity.

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

     SUPERFUND The Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) establishes liability for the cleanup of hazardous substances found contaminating the soil, water, or air. Those who generated, transported, or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties. PRPs may be strictly, and often jointly and severally, liable for clean-up. The EPA had previously advised APS that the EPA considers APS to be a PRP in the Indian Bend Wash Superfund Site, South Area. APS' Ocotillo Power Plant is located in this area. Based on the information to date, including available insurance coverage and an EPA estimate of cleanup costs, APS does not expect this matter to have a material impact on its financial position, results of operations, or liquidity.

     MANUFACTURED GAS PLANT SITES APS is currently investigating properties which it now owns or which were previously owned by it or its corporate predecessors, that were at one time sites of, or sites associated with, manufactured gas plants. The purpose of this investigation is to determine if:

     *    waste materials are present;
     *    such materials constitute an environmental or health risk; and
     *    APS has any responsibility for remedial action.

     Where appropriate, APS has begun clean-up of certain of these sites. APS does not expect these matters to have a material adverse effect on its financial position, results of operations, or liquidity.

     ARIZONA DEPARTMENT OF ENVIRONMENTAL QUALITY

     ADEQ issued to APS Notices of Violation (NOV), dated September 25, 2001 and October 15, 2001 alleging, among other things, burning of unauthorized materials and storage of hazardous waste without a permit at the Cholla Power Plant. Each Notice of Violation requires APS to achieve and document compliance with specific environmental requirements. APS has submitted responses to the NOVs as well as additional information requested by the agency. To date, ADEQ has not sought penalties or taken other enforcement actions against APS. APS does not expect these matters to have a material adverse effect on its financial position, results of operations, or liquidity.

     NAVAJO NATION ENVIRONMENTAL ISSUES

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

     In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act (collectively, the Navajo Acts). The Navajo Acts purport to give the Navajo Nation Environmental Protection Agency authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those that occur at Four Corners and the Navajo Generating Station. The Four Corners and Navajo Generating Station participants dispute that purported authority, and by separate letters dated October 12 and October 13, 1995, the Four Corners participants and the Navajo Generating Station participants requested the United States Secretary of the Interior to resolve their dispute with the Navajo Nation regarding whether or not the Navajo Acts apply to operations of Four Corners and the Navajo Generating Station. On October 17, 1995, the Four Corners participants and the Navajo Generating Station participants each filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that:

     * their respective leases and federal easements preclude the application of the Navajo Acts to the operations of Four Corners and the Navajo Generating Station; and

     * the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Navajo Acts as applied to Four Corners and the Navajo Generating Station.

On October 18, 1995, the Navajo Nation and the Four Corners and Navajo Generating Station participants agreed to indefinitely stay these proceedings so that the parties may attempt to resolve the dispute without litigation. The Secretary and the Court have stayed these proceedings pursuant to a request by the parties. APS cannot currently predict the outcome of this matter.

     In February 1998, the EPA issued regulations identifying those Clean Air Act provisions for which it is appropriate to treat Indian tribes in the same manner as states. The EPA has announced that it has not yet determined whether the Clean Air Act would supersede pre-existing binding agreements between the Navajo Nation and the Four Corners participants and the Navajo Generating Station participants that could limit the Navajo Nation's environmental regulatory authority over the Navajo Generating Station and Four Corners. APS believes that the Clean Air Act does not supersede these pre-existing agreements. APS cannot currently predict the outcome of this matter.

     On August 8, 2000, the EPA signed an Eligibility Determination for the Navajo Nation for Grants Under Section 105 of the Clean Air Act in which the EPA determined that the Navajo Nation was eligible to receive grants under the Clean Air Act. On September 8, 2001, after learning of the eligibility determination, APS filed a Petition for Review of the EPA's decision in the United States Court of Appeals for the Ninth Circuit in order to ensure that the EPA's August 2000 determination not be construed to constitute a determination of the Navajo Nation's authority to regulate Four Corners and the Navajo Generating Station. APS V. UNITED STATES ENVIRONMENTAL PROTECTION AGENCY, No. 01-71577. APS, the EPA and other parties have requested that the Court stay any further briefing while they negotiate a settlement.

     In April 2000, the Navajo Tribal Council approved operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. We believe that the regulations fail to recognize that the Navajo Nation did not intend to assert jurisdiction over Four Corners and the Navajo Generating Station. On July 12, 2000, the Four Corners participants and the Navajo Generating Station participants each filed a petition with the Navajo Supreme Court for review of the operating permit regulations. We cannot currently predict the outcome of this matter.

WATER SUPPLY

     Assured supplies of water are important for our generating plants. At the present time, APS has adequate water to meet its needs. However, conflicting claims to limited amounts of water in the southwestern United States have resulted in numerous court actions.

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

     A summons served on APS in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987, in an action pending in Maricopa County, Arizona, Superior Court. (IN RE THE GENERAL ADJUDICATION OF ALL RIGHTS TO USE WATER IN THE GILA RIVER SYSTEM AND SOURCE, Supreme Court Nos. WC-79-0001 through WC 79-0004 (Consolidated) [WC-1, WC-2, WC-3 and WC-4 (Consolidated)], Maricopa County Nos. W-1, W-2, W-3 and W-4 (Consolidated)). Palo Verde is located within the geographic area subject to the summons. APS' rights and the rights of the Palo Verde participants to the use of groundwater and effluent at Palo Verde are potentially at issue in this action. As project manager of Palo Verde, APS filed claims that dispute the court's jurisdiction over the Palo Verde participants' groundwater rights and their contractual rights to effluent relating to Palo Verde. Alternatively, APS seeks confirmation of such rights. Three of APS' other power plants and one of Pinnacle West Energy's power plants are also located within the geographic area subject to the summons. APS' claims dispute the court's jurisdiction over its groundwater rights with respect to these plants. Alternatively, APS seeks confirmation of such rights. In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. In addition, in September 2000, the Arizona Supreme Court issued a decision affirming the lower court's criteria for resolving groundwater claims. Litigation on both of these issues will continue in the trial court. No trial date concerning APS' water rights claims has been set in this matter.

     APS has also filed claims to water in the Little Colorado River Watershed in Arizona in an action pending in the Apache County, Arizona, Superior Court. (IN RE THE GENERAL ADJUDICATION OF ALL RIGHTS TO USE WATER IN THE LITTLE COLORADO RIVER SYSTEM AND SOURCE, Supreme Court No. WC-79-0006 WC-6, Apache County No. 6417). APS' groundwater resource utilized at Cholla is within the geographic area subject to the adjudication and is therefore potentially at issue in the case. APS' claims dispute the court's jurisdiction over its groundwater rights. Alternatively, APS seeks confirmation of such rights. A number of parties are in the process of settlement negotiations with respect to certain claims in this matter. Other claims have been identified as ready for litigation in motions filed with the court. No trial date concerning APS' water rights claims has been set in this matter.

     Although the foregoing matters remain subject to further evaluation, APS expects that the described litigation will not have a material adverse impact on its financial position, results of operations or liquidity.

                  BUSINESS OF PINNACLE WEST ENERGY CORPORATION

     Pinnacle West Energy was incorporated in 1999 under the laws of the State of Arizona and is engaged principally in the business of the development of generating plants and production of wholesale electricity. Pinnacle West Energy is the subsidiary through which we conduct our unregulated generation operations. Pinnacle West Energy had approximately 65 employees as of December 31, 2001. Pinnacle West Energy's principal offices are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone (602) 250-4145).

     Pinnacle West Energy's capital expenditures in 2001 were $533 million. Projected capital expenditures are $411 million in 2002; $362 million in 2003; and $212 million in 2004. The amounts include about $107 million in 2003 and $99 million in 2004 for capital improvements to existing generating facilities. These amounts exclude capitalized interest costs, and include capitalized property taxes and (only in 2003 and 2004) approximately $30 million a year for nuclear fuel. These amounts assume that APS' generation assets are transferred to Pinnacle West Energy as of December 31, 2002. In 2004, based on an agreement with SNWA, we expect SNWA to reimburse Pinnacle West Energy approximately $100 million of Pinnacle West Energy's cumulative capital expenditures on the Silverhawk project in exchange for the completion of SNWA's purchase of a 25% interest in the project. At December 31, 2001, Pinnacle West Energy had total assets of $781 million.

     Pinnacle West Energy reported net income of $18 million in 2001 and a net loss of $2 million in 2000.

     See "Arizona Regulatory Developments Overview" above and Note 3 of Notes to Consolidated Financial Statements in Item 8 for information regarding the pending transfer of APS' generation assets to Pinnacle West Energy. See Note 10 of Notes to Consolidated Financial Statements in Item 8 for information regarding Pinnacle West Energy's generation expansion plans.

                  BUSINESS OF APS ENERGY SERVICES COMPANY, INC.

     APSES was incorporated in 1998 under the laws of the State of Arizona and provides commodity energy and energy-related products to key customers in competitive markets in the western United States. APSES had approximately 65 employees as of December 31, 2001. APSES' principal offices are located at 400 East Van Buren Street, Phoenix, Arizona 85004 (telephone (602) 250-5000).

     During the first full two years of operations, APSES' pretax net losses were about $10 million in 2001 and $13 million in 2000. Income tax benefits related to APSES' pretax losses are recorded by Pinnacle West because of filing consolidated income tax returns. At December 31, 2001, APSES had total assets of $70 million.

                     BUSINESS OF SUNCOR DEVELOPMENT COMPANY

     SunCor was incorporated in 1965 under the laws of the State of Arizona and is a developer of residential, commercial and industrial real estate projects in Arizona, New Mexico and Utah. The principal executive offices of SunCor are located at 3838 North Central, Suite 1500, Phoenix, Arizona 85012 (telephone 602-285-6800). SunCor and its subsidiaries had approximately 900 full and part-time employees at December 31, 2001.

     SunCor's assets consist primarily of land with improvements, commercial buildings, and other real estate investments. SunCor's largest project is the Palm Valley master-planned community, which has approximately 7,250 acres remaining to be developed west of Phoenix in the area of the towns of Avondale, Goodyear, and Litchfield Park, Arizona. SunCor has completed the master plan for development of Palm Valley. There has been significant residential and commercial development at Palm Valley by SunCor and by other developers that have acquired land from SunCor or entered into joint ventures with SunCor. Palm Valley currently includes residential subdivisions with golf courses, hotels, restaurants, commercial projects, retail stores, medical facilities, elementary and secondary schools, a community college, and a retirement community, known as PebbleCreek.

     SunCor projects under development include seven master-planned communities and several commercial projects. The commercial projects and five of the master-planned communities are in Arizona. Other master-planned communities are located near St. George, Utah, and Santa Fe, New Mexico. Several of the master-planned communities and commercial projects are joint ventures with other developers, financial partners, or landowners. SunCor began two new projects in 2001 which will commence sales and leasing activity in 2002:

     * Hayden Ferry Lakeside - an 18-acre, mixed-use commercial and residential project located in Tempe, Arizona will open its first office building in mid-2002; and

     * StoneRidge - an 1,850-acre, master-planned community with a golf course in Prescott Valley, Arizona will open its initial phase of homes and lots sales and its golf course in 2002.

     For the past three years, SunCor's operating revenues were about: $169 million in 2001; $158 million in 2000; and $130 million in 1999. For those same periods, SunCor's net income was about: $3 million in 2001; $11 million in 2000; and $6 million in 1999.

     SunCor's capital needs consist primarily of capital expenditures for land development and home construction for SunCor's home-building subsidiary, Golden Heritage Homes, Inc. SunCor's capital expenditures were approximately $80 million in 2001. On the basis of projects currently under development, SunCor expects its capital needs over the next three years to be: $79 million in 2002; $48 million in 2003; and $52 million in 2004.

     At December 31, 2001, SunCor had total assets of about $518 million. See
Note 6 of Notes to Consolidated Financial Statements in Item 8 for information regarding SunCor's long-term debt.

SunCor intends to continue its focus on real estate development of master-planned communities, mixed-use residential, commercial, office, and industrial projects.

     See "Legal Proceedings" in Item 3 for information regarding a SunCor litigation matter that was settled during 2001.

                    BUSINESS OF EL DORADO INVESTMENT COMPANY

     El Dorado was incorporated in 1983 under the laws of the State of Arizona and is an investment firm. El Dorado's short-term goal is to prudently realize the value of its existing investments. On a long-term basis, we may use El Dorado, when appropriate, as our subsidiary for investments that are strategic to our principal business of generating, distributing, and marketing electricity. At December 31, 2001, El Dorado held various investments, including: a company specializing in nuclear spent fuel technology, a company specializing in digital and fiber optic solutions for the control and measurement of high voltage electric power, an interest in a venture capital partnership, and interests in two professional sports teams. El Dorado's offices are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-3517).

     For the past three years, El Dorado's net income was about: $0.2 million in 2001; $2 million in 2000; and $11 million in 1999. At December 31, 2001, El Dorado had total assets of $23 million.

                               ITEM 2. PROPERTIES

ACCREDITED CAPACITY

APS

     APS' present generating facilities have an accredited capacity as follows:

                                                                  Capacity(kW)
                                                                  ------------
Coal:
     Units 1, 2, and 3 at Four Corners..........................      560,000
     15% owned Units 4 and 5 at Four Corners....................      222,000
     Units 1, 2, and 3 at Cholla Plant..........................      615,000
     14% owned Units 1, 2, and 3 at the Navajo Plant............      315,000
                                                                   ----------

     Subtotal                                                       1,712,000
                                                                   ----------

Gas or Oil:
     Two steam units at Ocotillo and two steam units at Saguaro.      430,000(1)
     Eleven combustion turbine units............................      493,000
     Three combined cycle units.................................      255,000
                                                                   ----------

     Subtotal                                                       1,178,000
                                                                   ----------

Nuclear:
     29.1% owned or leased Units 1, 2, and 3 at Palo Verde......    1,086,300
                                                                   ----------

Hydro and Solar.................................................        6,585
                                                                   ----------

Total APS facilities............................................    3,982,885
                                                                   ----------

PINNACLE WEST ENERGY

     Pinnacle West Energy's present generating facility has an accredited capacity as follows:

Gas or Oil:
     One combined cycle unit....................................      112,000(2)
                                                                   ----------

     Total Consolidated Accredited Capacity                         4,094,885
                                                                   ==========

----------
(1) Does not include West Phoenix steam units (108,300 kW), which were removed from mothballs and placed in service for 2001 summer reliability.
(2) See Note 10 of Notes to Consolidated Financial Statements in Item 8 for information regarding Pinnacle West Energy's generation expansion plans.

RESERVE MARGIN

     APS' 2001 peak one-hour demand on its electric system was recorded on July 2, 2001 at 5,687,200 kW, compared to the 2000 peak of 5,478,500 kW recorded on July 25, 2000. Taking into account additional capacity then available to APS under long-term purchase power contracts as well as APS' and Pinnacle West Energy's generating capacity, APS' capability of meeting system demand on July 2, 2001, amounted to 5,180,600 kW, for an installed reserve margin of (11.1%). The power actually available to APS from its resources fluctuates from time to time due in part to planned outages and technical problems. The available capacity from sources actually operable at the time of the 2001 peak amounted to 3,234,500 kW, for a margin of (43.3%). Firm purchases, including short-term seasonal purchases and unit contingent purchases, totaling 2,490,000 kW were in place at the time of the peak ensuring the ability to meet the load requirement, with an actual reserve margin of 1.1%.

     See "Business of Arizona Public Service Company - Purchased Power Agreements" in Item 1 for information about certain of APS' long-term power agreements.

PLANT SITES LEASED FROM NAVAJO NATION

     The Navajo Generating Station and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Nation. These are long-term agreements with options to extend, and we do not believe that the risk with respect to enforcement of these easements and leases is material. The majority of coal contracted for use in these plants and certain associated transmission lines are also located on Indian reservations. See "Generating Fuel and Purchased Power - Coal Supply" in Item 1.

PALO VERDE NUCLEAR GENERATING STATION

     PALO VERDE LEASES

     See Note 8 of Notes to Consolidated Financial Statements in Item 8 for a discussion of three sale-leaseback transactions related to Palo Verde Unit 2.

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

     NUCLEAR DECOMMISSIONING COSTS

     NRC rules on financial assurance requirements for the decommissioning of nuclear power plants provide that a licensee may use a trust as the exclusive financial assurance mechanism if the licensee recovers estimated total decommissioning costs through cost of service rates or through a "non-bypassable charge." Other mechanisms are prescribed, including prepayment, if the requirements for exclusive reliance on the external sinking fund mechanism are not met. APS currently relies on the external sinking fund mechanism to meet the NRC financial assurance requirements for its interests in Palo Verde Units 1, 2, and 3. The decommissioning costs of Palo Verde Units 1, 2, and 3 are currently included in APS' ACC jurisdictional rates. ACC retail electric competition Rules provide that decommissioning costs would be recovered through a non-bypassable "system benefits" charge, which would allow APS to maintain its external sinking fund mechanism. See Note 11 of Notes to Consolidated Financial Statements in
Item 8 for additional information about our nuclear decommissioning costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook - Others Factors Affecting Our Financial Outlook" in Item 7 and Note 3 of Notes to Consolidated Financial Statements in Item 8 for additional information about the ACC retail electric competition Rules and the legal challenges to these Rules.

     PALO VERDE LIABILITY AND INSURANCE MATTERS

     See "Palo Verde Nuclear Generating Station" in Note 10 of Notes to Consolidated Financial Statements in Item 8 for a discussion of the insurance maintained by the Palo Verde participants, including APS, for Palo Verde.

OTHER INFORMATION REGARDING OUR PROPERTIES

     See "Environmental Matters" and "Water Supply" in Item 1 with respect to matters having possible impact on the operation of certain of our power plants.

     See "Construction Program" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7 for a discussion of our construction plans.

     See Notes 6, 8, and 9 of Notes to Consolidated Financial Statements in Item 8 with respect to APS' property not held in fee or held subject to any major encumbrance.

INFORMATION REGARDING PROPERTIES OF PINNACLE WEST ENERGY AND SUNCOR

     See "Business of Pinnacle West Energy Corporation" and "Business of SunCor Development Company" for information regarding Pinnacle West Energy's and SunCor's properties.

                                   [MAP PAGE]

     In accordance with Item 304 of Regulation S-T of the Securities Exchange Act of 1934, APS' Service Territory map contained in this Form 10-K is a map of the State of Arizona showing APS' service area, the location of its major power plants and principal transmission lines, the location of Pinnacle West Energy's power plant, and the location of transmission lines operated by APS for others. APS' major power plants shown on such map are the Navajo Generating Station located in Coconino County, Arizona; the Four Corners Power Plant located near Farmington, New Mexico; the Cholla Power Plant, located in Navajo County, Arizona; the Yucca Power Plant, located near Yuma, Arizona; and the Palo Verde Nuclear Generating Station, located about 55 miles west of Phoenix, Arizona (each of which plants is reflected on such map as being jointly owned with other utilities), as well as the Ocotillo Power Plant and West Phoenix Power Plant, each located near Phoenix, Arizona, and the Saguaro Power Plant, located near Tucson, Arizona. Pinnacle West Energy's power plant shown on such map is Unit 4 of the West Phoenix Power Plant located near Phoenix, Arizona. APS' major transmission lines shown on such map are reflected as running between the power plants named above and certain major cities in the State of Arizona. The transmission lines operated for others shown on such map are reflected as running from the Four Corners Plant through a portion of northern Arizona to the California border.

                            ITEM 3. LEGAL PROCEEDINGS

     See "Environmental Matters" and "Water Supply" in Item 1 in regard to pending or threatened litigation and other disputes. See Note 3 of Notes to Consolidated Financial Statements in Item 8 for a discussion of competition and the ACC retail electric competition Rules and related litigation. In December 1999, APS filed a lawsuit to protect its legal rights regarding the Rules, and in the complaint APS asked the Court for (i) a judgment vacating the retail electric competition Rules, (ii) a declaratory judgment that the Rules are unlawful because, among other things, they were entered into without proper legal authorization, and (iii) a permanent injunction barring the ACC from enforcing or implementing the Rules and from promulgating any other regulations without lawful authority. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, CV 99-21907. On August 28, 1998, APS filed two lawsuits to protect its legal rights under the stranded cost order and in its complaints APS asked the Court to vacate and set aside the order. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, CV 98-15728. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, 1-CA-CC-98-0008. Consistent with its obligations under the 1999 Settlement Agreement, on January 7, 2002, APS and the ACC filed in Maricopa County, Arizona, Superior Court a stipulation to dismiss the foregoing litigation. On January 15, 2002, a Maricopa County Superior Court judge issued an order dismissing the litigation. See "1999 Settlement Agreement" in Note 3 of Notes to Consolidated Financial Statements in Item 8 for additional information about the 1999 Settlement Agreement and the resolution of legal challenges to the 1999 Settlement Agreement.

     See Note 10 of Notes to Consolidated Financial Statements in Item 8 for information relating to FERC proceedings on California energy market issues and a claim by Citizens that APS overcharged Citizens under a power service agreement.

     On March 15, 2001, a jury returned a verdict against SunCor in the amount of $28.6 million, $25.7 million of which represented a punitive damage award, in a lawsuit in Maricopa County, Arizona, Superior Court entitled SUNCOR DEVELOPMENT COMPANY V. BERGSTROM CORPORATION, CV 98-11472. The verdict was based on the Bergstrom Corporation's claims that it was defrauded in connection with the acquisition of approximately ten acres of land in a SunCor commercial development and a subsequent settlement agreement relating to those claims. On December 14, 2001, the Court ruled that the jury award was constitutionally excessive and reduced the punitive damage award to $5 million. Following this ruling, SunCor settled the matter for an amount that did not have a material adverse impact on the Company's 2001 financial position, results of operations or liquidity.

                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

     Not applicable.

                               SUPPLEMENTAL ITEM.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name                 Age at March 1, 2002   Position(s) at March 1, 2002
----                 --------------------   ----------------------------
William J.  Post             51             Chairman of the Board and
                                              Chief Executive Officer (1)
Jack E. Davis                55             President and President, APS Energy
                                              Delivery and Sales (1)
Robert S. Aiken              45             Vice President, Federal Affairs
John G. Bohon                56             Vice President, Corporate Services &
                                              Human Resources
Dennis L. Brown              51             Vice President and Chief Information
                                              Officer
Armando B. Flores            58             Executive Vice President, Corporate
                                            Business Services
Edward Z. Fox                48             Vice President, Communications,
                                              Environment & Safety
Chris N. Froggatt            44             Vice President & Controller
Barbara M. Gomez             47             Treasurer
David A. Hansen              42             Vice President, Bulk Power
                                              Marketing and Trading
James M. Levine              52             Executive Vice President, APS
                                              Generation and COO, Pinnacle West
                                              Energy
Nancy C. Loftin              48             Vice President & General Counsel
Michael V. Palmeri           43             Vice President, Finance
Donald G. Robinson           48             Vice President, Regulation and
                                              Planning
Martin L. Shultz             57             Vice President, Government Affairs
William L. Stewart           58             President, APS Generation and
                                            President, Pinnacle West Energy (1)
Steven M. Wheeler            53             Senior Vice President, Transmission,
                                              Regulation and Planning
Faye Widenmann               53             Vice President and Secretary

----------
(1)  member of the Board of Directors

     The executive officers of Pinnacle West are elected no less often than annually and may be removed by the Board of Directors at any time. The terms served by the named officers in their current positions and the principal occupations (in addition to those stated in the table) of such officers for the past five years have been as follows:

     Mr. Post was elected Chairman of the Board effective February 2001, and Chief Executive Officer effective February 1999. He has served as an officer of Pinnacle West since 1995 in the following capacities: from August 1999 to February 2001 as President; from February 1997 to February 1999 as President; and from June 1995 to February 1997 as Executive Vice President. Mr. Post is also Chairman of the Board (since February 2001) and Chief Executive Officer

(since February 1997) of APS. He was President of APS from February 1997 until October 1998. In October 1998, he resigned as President and maintained the position of Chief Executive Officer of APS. He was APS' Chief Operating Officer (September 1994-February 1997). Mr. Post is also a director of APS, Pinnacle West Energy, Blue Cross-Blue Shield of Arizona, Nuclear Electric Insurance, Ltd.
(NEIL), and Phelps Dodge Corporation.

     Mr. Davis was elected to his present position effective February 2001. Prior to that time he was Chief Operating Officer and Executive Vice President of Pinnacle West (April 2000-February 2001), Executive Vice President, Commercial Operations of APS (September 1996-October 1998) and Vice President, Energy Delivery and Sales, Generation and Transmission of APS (June 1993-September 1996). Mr. Davis is President of APS (since October 1998) and a director of APS and Pinnacle West Energy.

     Mr. Aiken was elected to his present position in July 1999. Prior to that time he was Pinnacle West's Manager, Federal Affairs (November 1986-July 1999).

     Mr. Bohon was elected to his present position in July 1999. Prior to that time he was Vice President, Corporate Services and Human Resources of APS (October 1998-July 1999), Vice President, Procurement of APS (April 1997-October
1998) and Director, Corporate Services of APS (December 1989-April 1997).

     Mr. Brown was elected to his present position in June 2001. Prior to that time he was Director, Information Technology of Pinnacle West (October 1999 - June 2001) and Global Solution Executive for IBM Utilities and Energy Services of IBM prior to that time.

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

     Mr. Froggatt was elected Controller in July 1999 and Vice President in August 1999. Prior to that time he was Controller of APS (July 1997-July 1999) and Director, Accounting Services of APS (December 1992-July 1997).

     Ms. Gomez was elected to her present position in August 1999. Prior to that time, she was Manager, Treasury Operations of APS (1997-1999) and Manager, Financial Planning of APS (1994-1997). She was also elected Treasurer of APS in October 1999.

     Mr. Hansen was elected to his present position in June 2001. Prior to that time he was Director, Pinnacle West Marketing and Trading for Pinnacle West and APS (since 1996).

     Mr. Levine was elected to his present position in July 1999. Prior to that time he was Senior Vice President, Nuclear Generation of APS (September 1996-July 1999) and Vice President, Nuclear Production of APS (September 1989-September 1996). Mr. Levine is also Chief Operating Officer of Pinnacle West Energy.

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

     Mr. Robinson was elected to his present position in June 2001. Prior to that time he was Director, Accounting, Planning and Regulation (January 2001 - June 2001); Director, Accounting and Planning (August 1999 - January 2001); and Director, Strategic Planning (October 1998 - August 1999) of Pinnacle West. Prior to that time he was Director, Regulatory Services (November 1997 - October
1998), and Director, Regulatory (December 1996 - November 1997) of APS.

     Mr. Shultz was elected to his current position in July 1999. Prior to that time he held the position of Director of Government Relations for APS (1988-July
1999).

     Mr. Stewart was elected to his present position in October 1998. Prior to that time he was Executive Vice President, Generation of APS (September 1996-October 1998) and Executive Vice President, Nuclear of APS (May 1994-September 1996). Mr. Stewart is also a director of APS and Pinnacle West, and a director and President of Pinnacle West Energy.

     Mr. Wheeler was elected to his present position in June 2001. Prior to that time he was a partner with Snell & Wilmer L.L.P. Mr. Wheeler was also elected Senior Vice President, Transmission, Regulation and Planning of APS in June 2001.

     Ms. Widenmann was elected to her current position in July 1999. Prior to that time, she held the position of Secretary (since 1985) and Vice President of Corporate Relations and Administration (since November 1986). She was also elected Vice President and Secretary of APS in July 1999.

                                     PART II

                     ITEM 5. MARKET FOR REGISTRANT'S COMMON
                      STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is publicly held and is traded on the New York and Pacific Stock Exchanges. At the close of business on March 25, 2002, our common stock was held of record by approximately 38,021 shareholders.

     See "Quarterly Stock Prices and Dividends" in Item 6 for a description of the common stock price ranges on the composite tape, as reported in the Wall Street Journal for 2001 and 2000, and the dividends declared during each of the four quarters for 2001 and 2000.

                       ITEM 6. SELECTED CONSOLIDATED DATA

                                       2001            2000           1999            1998           1997
                                   ------------    ------------   ------------    ------------   ------------
OPERATING RESULTS                               (dollars in thousands, except per share amounts)
Operating revenues
  Electric                         $  4,382,465    $  3,531,810   $  2,293,184    $  2,006,398   $  1,878,553
  Real estate                           168,908         158,365        130,169         124,188        116,473
Income from continuing
  operations                       $    327,367    $    302,332   $    269,772    $    242,892   $    235,856
Discontinued operations (a)                  --              --         38,000              --             --
Extraordinary charge - net of
  income taxes (b)                           --              --       (139,885)             --             --
Cumulative effect of change
  in accounting-net of income
  taxes (c)                             (15,201)             --             --              --             --
                                   ------------    ------------   ------------    ------------   ------------
  Net income                       $    312,166    $    302,332   $    167,887    $    242,892   $    235,856
                                   ============    ============   ============    ============   ============
COMMON STOCK DATA
Book value per share - year-end    $      29.46    $      28.09   $      26.00    $      25.50   $      23.90
Earnings (loss) per weighted
  average common share outstanding
  Continuing operations - basic    $       3.86    $       3.57   $       3.18    $       2.87   $       2.76
  Discontinued operations                    --              --           0.45              --             --
  Extraordinary charge                       --              --          (1.65)             --             --
  Cumulative effect of change
    in accounting                         (0.18)             --             --              --             --
                                   ------------    ------------   ------------    ------------   ------------
  Net income - basic               $       3.68    $       3.57   $       1.98    $       2.87   $       2.76
                                   ============    ============   ============    ============   ============
  Continuing operations -
    diluted                        $       3.85    $       3.56   $       3.17    $       2.85   $       2.74
  Net income - diluted             $       3.68    $       3.56   $       1.97    $       2.85   $       2.74
Dividends declared per share       $      1.525    $      1.425   $      1.325    $      1.225   $      1.125
Indicated annual dividend rate
  per share - year-end             $       1.60    $       1.50   $       1.40    $       1.30   $       1.20
Weighted-average common
  shares outstanding - basic         84,717,649      84,732,544     84,717,135      84,774,218     85,502,909
Weighted-average common
  shares outstanding - diluted       84,930,140      84,935,282     85,008,527      85,345,946     86,022,709
BALANCE SHEET DATA
Total assets                       $  7,981,748    $  7,162,985   $  6,608,506    $  6,824,546   $  6,850,417
                                   ============    ============   ============    ============   ============
Liabilities and equity:
Long-term debt less current
  maturities                       $  2,673,078    $  1,955,083   $  2,206,052    $  2,048,961   $  2,244,248
Other liabilities                     2,809,347       2,825,188      2,196,721       2,516,993      2,407,572
                                   ------------    ------------   ------------    ------------   ------------
    Total liabilities                 5,482,425       4,780,271      4,402,773       4,565,954      4,651,820

Minority interests
  Non-redeemable preferred
    stock of APS                             --              --             --          85,840        142,051
  Redeemable preferred stock of
    APS                                      --              --             --           9,401         29,110
Common stock equity                   2,499,323       2,382,714      2,205,733       2,163,351      2,027,436
                                   ------------    ------------   ------------    ------------   ------------
Total liabilities and equity       $  7,981,748    $  7,162,985   $  6,608,506    $  6,824,546   $  6,850,417
                                   ============    ============   ============    ============   ============

----------
(a) Tax benefit stemming from the resolution of income tax matters related to a former subsidiary MeraBank, A Federal Savings Bank. See Note 4.
(b)  Charges associated with a regulatory disallowance. See Note 3.
(c)  Change in accounting standards related to derivatives. See Note 17.

ELECTRIC OPERATING
    REVENUES                            2001            2000            1999           1998           1997
                                    ------------    ------------    ------------   ------------   ------------
                                                              (dollars in thousands)
Retail
  Residential                       $    914,711    $    880,468    $    805,173   $    766,378   $    746,937
  Business                               952,627         935,214         911,449        889,244        873,232
                                    ------------    ------------    ------------   ------------   ------------
Total retail                           1,867,338       1,815,682       1,716,622      1,655,622      1,620,169
                                    ------------    ------------    ------------   ------------   ------------
Wholesale revenue on
  delivered electricity:
  Traditional contracts                   73,305         120,618          60,486         58,184         63,027
  Retail load hedge management           577,784         560,493         108,153             --             --
  Marketing and trading -
    delivered:
  Generation other than
    native load (a)                      148,316         115,476          29,551             --             --
  Other delivered electricity (a)      1,560,185         874,619         345,067        258,058        163,801
                                    ------------    ------------    ------------   ------------   ------------
  Total delivered marketing
    and trading                        1,708,501         990,095         374,618        258,058        163,801
                                    ------------    ------------    ------------   ------------   ------------
  Total delivered wholesale
    electricity                        2,359,590       1,671,206         543,257        316,242        226,828
                                    ------------    ------------    ------------   ------------   ------------
Other marketing and trading:
  Realized margins on delivered
    commodities other than
    electricity                          (13,646)         (8,789)          2,483          7,192          3,618
  Prior period mark-to-market
    (gains) losses on contracts
    delivered during current
    period                                (1,059)         (2,079)             --             --             --
  Change in mark-to-market for
    future period deliveries             126,580          13,831             975             --             --
                                    ------------    ------------    ------------   ------------   ------------
  Total other marketing and
    trading                              111,875           2,963           3,458          7,192          3,618
                                    ------------    ------------    ------------   ------------   ------------
  Transmission for others                 25,971          14,765          11,348         11,058         10,295
  Other miscellaneous services            17,691          27,194          18,499         16,284         17,643
                                    ------------    ------------    ------------   ------------   ------------
Total electric operating revenues   $  4,382,465    $  3,531,810    $  2,293,184   $  2,006,398   $  1,878,553
                                    ============    ============    ============   ============   ============

(a) The break-out of generation other than native load is not available for 1997 through 1998.

                                        2001            2000            1999           1998           1997
                                    ------------    ------------    ------------   ------------   ------------
ELECTRIC SALES (MWH)
Retail:
  Residential                         10,334,860       9,780,680       8,774,822      8,310,689      7,970,309
  Business                            13,064,152      12,753,844      12,299,748     12,152,394     11,846,618
                                    ------------    ------------    ------------   ------------   ------------
  Total retail                        23,399,012      22,534,524      21,074,570     20,463,083     19,816,927
                                    ------------    ------------    ------------   ------------   ------------
Wholesale electricity delivered:
  Traditional contracts                1,213,704       1,610,032       1,421,522      1,410,392      1,486,439
  Retail load hedge management         3,039,905       6,673,658         630,945             --             --
  Marketing and trading -
    delivered:
  Generation other than
    native load (a)                    1,387,860       1,494,299       1,267,349             --             --
  Other delivered electricity (a)     14,612,997      12,219,368      12,374,018      8,906,999      7,747,134
                                    ------------    ------------    ------------   ------------   ------------
  Total delivered marketing
    and trading                       16,000,857      13,713,667      13,641,367      8,906,999      7,747,134
                                    ------------    ------------    ------------   ------------   ------------
  Total delivered wholesale
    electricity                       20,254,466      21,997,357      15,693,834     10,317,391      9,233,573
                                    ------------    ------------    ------------   ------------   ------------
Total electric sales                  43,653,478      44,531,881      36,768,404     30,780,474     29,050,500
                                    ============    ============    ============   ============   ============
ELECTRIC CUSTOMERS -
  AVERAGE
  Retail:
  Residential                            776,339         749,285         719,774        689,871        663,493
  Business                                98,198          94,128          90,496         87,831         84,576
                                    ------------    ------------    ------------   ------------   ------------
  Total retail                           874,537         843,413         810,270        777,702        748,069
Wholesale                                     66              67              69             60             59
                                    ------------    ------------    ------------   ------------   ------------
Total customers                          874,603         843,480         810,339        777,762        748,128
                                    ============    ============    ============   ============   ============

(a) The break-out of generation other than native load is not available for 1997 through 1998.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 for a discussion of certain information in the tables above.

QUARTERLY STOCK PRICES AND DIVIDENDS PER SHARE
STOCK SYMBOL: PNW

                                                                       Dividends
                                                                          Per
   2001                                High       Low       Close        Share
   ----                                ----       ---       -----        -----
1st Quarter                           $47.96     $39.06     $45.87       $0.375
2nd Quarter                            50.70      45.20      47.40        0.375
3rd Quarter                            49.93      37.65      39.70        0.375
4th Quarter                            43.50      38.00      41.85        0.400

                                                                       Dividends
                                                                          Per
   2000                                High       Low       Close        Share
   ----                                ----       ---       -----        -----
1st Quarter                           $32.31     $26.25     $28.19       $0.350
2nd Quarter                            35.88      27.88      33.88        0.350
3rd Quarter                            51.31      33.81      50.89        0.350
4th Quarter                            52.22      40.89      47.63        0.375

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

     In this section, we explain the results of operations, general financial condition, and outlook for Pinnacle West Capital Corporation and our subsidiaries: Arizona Public Service Company (APS), Pinnacle West Energy Corporation (Pinnacle West Energy), APS Energy Services Company, Inc. (APSES), SunCor Development Company (SunCor), and El Dorado Investment Company (El Dorado), including:

     *    the changes in our earnings from 2000 to 2001 and from 1999 to 2000;

     *    our capital needs, liquidity and capital resources;

     *    our marketing and trading activities;

     *    our financial outlook;

     *    our critical accounting policies;

     *    major factors that affect our financial outlook; and

     *    our management of market risks.

                            OVERVIEW OF OUR BUSINESS

     Pinnacle West owns all of the outstanding common stock of APS. APS is Arizona's largest electric utility and provides either retail or wholesale electric service to substantially all of the state, with the major exceptions of the Tucson metropolitan area and about one-half of the Phoenix metropolitan area. APS also generates and, through our marketing and trading division, sells and delivers electricity to wholesale customers in the western United States.

     Our other major subsidiaries are:

     * Pinnacle West Energy, through which we conduct our unregulated electricity generation operations;

     * APSES, which provides commodity energy and energy-related products to key customers in competitive markets in the western United States;

     * SunCor, a developer of residential, commercial, and industrial real estate projects in Arizona, New Mexico, and Utah; and

     *    El Dorado, an investment firm.

     Pinnacle West's marketing and trading division sells in the wholesale market APS and Pinnacle West Energy generation production output that is not needed for APS' native load, which includes loads for retail customers and traditional cost-of-service wholesale customers. Subject to specified risk parameters established by our Board of Directors, the marketing and trading division also engages in activities to hedge purchases and sales of electricity, fuels, and emissions allowance and credits and to profit from market price movements. We explain in detail below the historical and prospective contribution of marketing and trading activities to our financial results.

     APS is required to transfer its competitive electric assets and services to one or more corporate affiliates no later than December 31, 2002. Consistent with that requirement, APS has been addressing the legal and regulatory requirements necessary to complete the transfer of its generation assets to Pinnacle West Energy before that date. As we discuss in greater detail below under "Business Outlook - Other Factors Affecting Our Financial Outlook," recent Arizona regulatory developments have raised uncertainty about the status and pace of retail electric competition in Arizona, including APS' transfer of generation assets to Pinnacle West Energy.

                                BUSINESS SEGMENTS

     We have two principal business segments (determined by products, services and regulatory environment), which consist of regulated retail electricity business and related activities (retail business segment) and competitive business activities (marketing and trading segment). Our retail business segment currently includes activities related to electricity transmission and distribution, as well as electricity generation. Our marketing and trading segment currently includes activities related to wholesale marketing and trading and APSES' competitive energy services.

     These reportable segments reflect a change in the reporting of our segment information. Before the fourth quarter of 2001, we had two segments (generation and delivery). The "generation segment" information combined our marketing and trading activities with our generation of electricity activities. The "delivery segment" included transmission and distribution activities.

     In the fourth quarter, APS filed with the ACC a request for a proposed rule variance and approval of a purchase power agreement (see Note 3) that inherently views our business in the new reportable segments described as presented herein. Internal management reporting has been changed to reflect this alignment. See "Business Segments" in Note 16 for more information about our business segments.

     The following is a summary of net income by business segment for 2001, 2000, and 1999 (dollars in millions):

                                                      2001      2000      1999
                                                      -----     -----     -----
Retail                                                $ 152     $ 225     $ 246
Marketing and trading                                   172        63         5
Other                                                     3        14        19
                                                      -----     -----     -----
Income from continuing operations                       327       302       270
Income tax benefit from discontinued operations          --        --        38
Extraordinary charge - net of income taxes               --        --      (140)
Cumulative effect of change in accounting -
  net of income taxes                                   (15)       --        --
                                                      -----     -----     -----
  Net income                                          $ 312     $ 302     $ 168
                                                      =====     =====     =====

     Throughout this section, we refer to specific "Notes" in the Notes to Consolidated Financial Statements that begin on page 66. These Notes add further details to the discussion.

                              RESULTS OF OPERATIONS

     The following is a summary of our net income by legal entity for 2001, 2000 and 1999 (dollars in millions):


                                                      2001      2000      1999
                                                      -----     -----     -----
APS                                                   $ 281     $ 307     $ 267
Pinnacle West Energy                                     18        (2)       --
APSES                                                   (10)      (13)       (9)
SunCor                                                    3        11         6
El Dorado                                                --         2        11
Parent company (a)                                       35        (3)       (5)
                                                      -----     -----     -----
  Income from continuing operations                     327       302       270

Income tax benefit from discontinued operations          --        --        38
Extraordinary charge - net of income taxes               --        --      (140)

Cumulative effect of change in accounting - net of
  income taxes                                          (15)       --        --
                                                      -----     -----     -----
  Net income                                          $ 312     $ 302     $ 168
                                                      =====     =====     =====

----------
(a) The 2001 amount primarily includes marketing and trading activities. APS also includes some marketing and trading activities. (See Note 16 for further discussion of our business segments.)

     2001 COMPARED WITH 2000

     Our consolidated net income for the year ended December 31, 2001 was $312 million compared with $302 million for the year ended December 31, 2000. In 2001, we recognized a $15 million after-tax loss in net income as a cumulative effect of a change in accounting for derivatives. See Note 17 for further discussion on accounting for derivatives.

     Income from continuing operations for the year ended December 31, 2001 was $327 million compared with $302 million for the year ended December 31, 2000. The year-to-year comparison benefited from strong marketing and trading results, including significant benefits in the 2001 third quarter from structured trading activities, and retail customer growth. These factors were partially offset by higher purchased power and fuel costs, due in part to increased power plant maintenance; generation reliability measures; continuing retail electricity price decreases; and a charge related to Enron and its affiliates. The major factors that increased (decreased) income from continuing operations were as follows (dollars in millions):

                                                                      Increase
                                                                     (Decrease)
                                                                     ----------
Increases (decreases) in electric revenues, net of purchased power and fuel expense due to:
  Marketing and trading activities:
    Increase from generation sales other than
      native load due to higher market prices                           $ 25
    Increase in other realized marketing and trading
      in current period primarily due to more transactions                45
    Change in prior period mark-to-market value for losses
      transferred to realized margin in current period                    16 (a)
    Change in prior period mark-to-market value related to
      trading with Enron and its affiliates                               (8)(b)
    Increase in mark-to-market value related to future periods           113 (a)
                                                                        ----
  Net increase in marketing and trading                                  191
  Higher replacement power costs for plant outages related
    to higher market prices                                              (70)
  Retail price reductions (see Note 3)                                   (27)
  Charges related to purchased power contracts with Enron
    and its affiliates                                                   (13)(b)
  Higher retail sales primarily related to customer growth                35
  Miscellaneous revenues                                                   3
                                                                        ----
Total increase in revenues, net of purchased power and fuel expense      119
Decrease in real estate contributions                                     (8)
Higher operations and maintenance expense related to 2001
  generation reliability program                                         (42)
Higher operations and maintenance expense related primarily to
  employee benefits, plant outage and maintenance; and other costs       (38)
Lower net interest expense primarily due to higher capitalized
  interest                                                                17
Higher other net expense                                                  (5)
Miscellaneous items, net                                                   1
                                                                        ----
  Net increase in income from continuing operations before
    income taxes                                                          44
Higher income taxes primarily due to higher income                       (19)
                                                                        ----
  Net increase in income from continuing operations                     $ 25
                                                                        ====

----------
(a) Essentially all of our marketing and trading activities are structured activities. This means our portfolio of forward sales positions is hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.
(b) We recorded charges totaling $21 million before income taxes for exposure to Enron and its affiliates in the fourth quarter of 2001.

     Electric operating revenues increased approximately $850 million because of:

     * changes in marketing and trading revenues ($827 million, net increase):
          - increased revenues related to generation sales other than native load as a result of higher average market prices ($32 million);
          - increased realized revenues related to other marketing and trading in current period primarily due to more transactions ($681 million);

          - decreased prior period mark-to-market value related to trading with Enron and its affiliates ($8 million);
          - increased prior period mark-to-market value for losses transferred to realized margin in current period ($9 million);
          - increased mark-to-market value for future periods primarily as a result of more forward sales volumes ($113 million);
     * decreased revenues related to other wholesale sales and miscellaneous revenues as a result of sales volumes ($28 million);
     * increased retail revenues primarily related to higher sales volumes primarily due to customer growth ($78 million); and
     * decreased retail revenues related to reductions in retail electricity prices ($27 million).

     Purchased power and fuel expenses increased approximately $731 million primarily because of:

     * changes in marketing and trading purchased power and fuel costs ($636 million, net increase) due to:
          - increased fuel costs related to generation sales other than native load as a result of higher fuel prices ($7 million);
          - increased fuel and purchased power costs related to other realized marketing and trading in current period primarily due to more transactions ($636 million);
          - decreased mark-to-market fuel costs related to accounting for derivatives ($7 million) (see Note 17);
     * decreased costs related to other wholesale sales as a result of lower volumes ($31 million);
     * higher replacement power costs primarily due to higher market prices and increased plant outages ($70 million), including costs of $12 million related to a Palo Verde outage extension to replace fuel control element assemblies;
     * higher costs related to retail sales volumes due to customer growth ($43 million); and
     * charges related to purchased power contracts with Enron and its affiliates ($13 million).

     The decrease in real estate profits of $8 million resulted primarily from decreases in sales of land and homes by SunCor.

     The increase in operations and maintenance expenses of $80 million primarily related to the 2001 generation summer reliability program (the addition of generating capability to enhance reliability for the summer of 2001 ($42 million)) and increased employee benefit costs, plant outage and maintenance, and other costs ($38 million). The comparison reflects Pinnacle West's $10 million provision for our credit exposure related to the California energy situation, $5 million of which was recorded in the fourth quarter of 2000 and $5 million of which was recorded in the first quarter of 2001.

     Net other expense increased $5 million primarily because of a change in the market value of El Dorado's investment in a technology-related venture capital partnership in 2000 (see Note 1) and other nonoperating costs partially offset by an insurance recovery of environmental remediation costs.

     Interest expense decreased by $17 million primarily because of increased capitalized interest resulting from our generation expansion plan partially offset with higher interest expense due to higher debt balances.

     2000 COMPARED WITH 1999

     Our consolidated net income for the year ended December 31, 2000 was $302 million compared with $168 million for the year ended December 31, 1999. Our 2000 net income increased $134 million over 1999 primarily because of a $140 million after-tax extraordinary charge that we recorded in 1999. This charge reflected a regulatory disallowance resulting from an ACC-approved Settlement Agreement related to the implementation of retail electric competition. The resulting increase in our 2000 net income was partially offset by the absence of a $38 million income tax benefit from discontinued operations that we also recorded in 1999. See "Regulatory Agreements" below and Notes 1 and 3 for additional information about the 1999 Settlement Agreement and the resulting regulatory disallowance. See Note 4 for additional information about the income tax benefit from discontinued operations.

     Income from continuing operations for the year ended December 31, 2000 was $302 million compared with $270 million for the year ended December 31, 1999. The year-to-year comparison benefited from strong wholesale and retail electric sales and real estate profits. These positive factors more than offset decreases resulting from the completion of ITC amortization in 1999, reductions in retail electricity prices, lower earnings from El Dorado, and miscellaneous factors. See "Regulatory Agreements" below and Note 3 for information on the price reductions. See "Regulatory Agreements" below and Note 4 for additional information about ITC amortization. The major factors that increased (decreased) income from continuing operations were as follows (dollars in millions):

                                                                      Increase
                                                                     (Decrease)
                                                                     ----------

Increases (decreases) in electric revenues, net of purchased power and fuel expense due to:
  Marketing and trading activities:
    Increase from generation sales other than native load due
      to higher market prices                                           $ 47
    Increase in other realized marketing and trading in current
      period primarily due to more transactions                           51
    Change in prior period mark-to-market value for gains
      transferred to realized margin in current period                    (2)(a)
    Increase in mark-to-market value related to future periods            13 (a)
                                                                        ----
      Net increase in marketing and trading                              109
  Retail price reductions (see Note 3)                                   (28)
  Higher retail sales primarily related to customer growth                 9
  Miscellaneous revenues                                                  10
                                                                        ----
Total increase in revenues, net of purchased power and fuel expense      100
Increase in real estate contributions                                     13
Higher operations and maintenance expense related primarily to customer growth substantially offset by $20 million of other
  items recorded in 1999                                                  (4)
Higher other net expense primarily related to El Dorado                  (10)
Higher depreciation and amortization expense                             (11)
Miscellaneous items, net                                                  (3)
                                                                        ----
     Net increase in income from continuing operations before
       income taxes                                                       85
Higher income taxes due to higher income in 2000 and higher ITC
  amortization in 1999                                                   (53)
                                                                        ----
     Net increase in income from continuing operations                  $ 32
                                                                        ====

----------
(a) Essentially all of our marketing and trading activities are structured activities. This means our portfolio of forward sales positions is hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

     Electric operating revenues increased approximately $1.24 billion because of:

     * changes in marketing and trading revenues ($616 million, net increase):
          - increased revenues related to generation sales other than native load as a result of higher market prices ($86 million);
          - increased realized revenues related to other marketing and trading in current period primarily due to more transactions and higher market prices ($519 million);
          - decreased prior period mark-to-market value for gains transferred to realized margin in current period ($2 million);
          - increased mark-to-market value for future periods primarily as a result of more forward sales volumes ($13 million);
     * increased revenues related to increased volumes and higher market prices for other wholesale sales resulting from retail load hedging activities and miscellaneous revenues ($523 million);
     * increased retail revenues primarily related to higher sales volumes due to customer growth ($127 million); and
     * decreased retail revenues related to reductions in retail electricity prices ($28 million).

     Purchased power and fuel expenses increased approximately $1.14 billion primarily due to:

     * changes in marketing and trading purchased power and fuel costs ($507 million, increase) due to:
          - increased fuel costs related to generation sales other than native load as a result of higher fuel prices ($39 million);
          - increased fuel and purchased power costs related to other realized marketing and trading in current period primarily due to more transactions ($468 million);
     * increased costs related to increased volumes and higher market prices for wholesale sales resulting from retail hedging activities ($513 million); and
     * higher costs related to retail sales volumes due to customer growth and increased fuel and purchased power prices ($118 million).

     The increase in real estate profits of $13 million resulted primarily from increases in sales of land and homes by SunCor.

     The increase in operations and maintenance expenses of $4 million primarily related to customer growth was substantially offset by $20 million of other items recorded in 1999.

     The increase in depreciation and amortization of $11 million primarily related to higher plant in service balances offset by lower regulatory asset amortization.

     Net other expense decreased $10 million primarily because of changes in 2000 in the market value of El Dorado's investment in a technology-related venture capital partnership. See Note 1 for additional information about the valuation of El Dorado's investments.

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

     1999 SETTLEMENT AGREEMENT

     As part of the 1999 Settlement Agreement, APS agreed to reduce retail electricity prices for standard-offer, full-service customers with loads less than three megawatts in a series of annual decreases of 1.5% on July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease required by the 1996 regulatory agreement (see below). For customers having loads three megawatts or greater, standard-offer rates will be reduced in annual increments that total 5% in the years 1999 through 2002.

     The 1999 Settlement Agreement also removed, as a regulatory disallowance, $234 million before income taxes ($183 million net present value) from ongoing regulatory cash flows. APS recorded this regulatory disallowance as a net reduction of regulatory assets and reported it as a $140 million after-tax extraordinary charge on the 1999 income statement.

     Under the 1996 regulatory agreement, APS was recovering substantially all of its regulatory assets through accelerated amortization over an eight-year period that would have ended June 30, 2004. For more details, see Note 1. The regulatory assets to be recovered under the 1999 Settlement Agreement are currently being amortized as follows (dollars in millions):

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

     See Note 3 and "Business Outlook - Electric Competition (Retail)" below for additional information regarding the 1999 Settlement Agreement.

     1996 REGULATORY AGREEMENT

     As part of the 1996 regulatory agreement, APS reduced its retail electricity prices by 3.4% effective July 1, 1996. This reduction decreased electric revenue by about $49 million annually ($29 million after income taxes).

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

                         LIQUIDITY AND CAPITAL RESOURCES

CAPITAL NEEDS AND RESOURCES

     CAPITAL EXPENDITURE REQUIREMENTS

     The following table summarizes the actual capital expenditures for the year ended December 31, 2001 and estimated capital expenditures for the next three years.

                              CAPITAL EXPENDITURES
                              (dollars in millions)

                                     (actual)             (estimated)
                                      ------     ----------------------------
                                       2001       2002       2003       2004
                                      ------     ------     ------     ------
APS
  Delivery                            $  354     $  349     $  271     $  280
  Existing generation (a)                117        149         --         --
                                      ------     ------     ------     ------
    Subtotal                             471        498        271        280
                                      ------     ------     ------     ------
Pinnacle West Energy (b)
  Generation expansion                   533        411        255        113(e)
  Existing generation (a)                 --         --        107         99
                                      ------     ------     ------     ------
    Subtotal                             533        411        362        212
                                      ------     ------     ------     ------
SunCor (c)                                80         79         48         52
Other (d)                                 45         35         15         16
                                      ------     ------     ------     ------
Total                                 $1,129     $1,023     $  696     $  560
                                      ======     ======     ======     ======

----------
(a) Pursuant to the 1999 Settlement Agreement, APS is required to transfer its competitive electric assets and services no later than December 31, 2002.

(b) See Note 10 for further discussion of Pinnacle West Energy's generation expansion program and "Capital Resources and Cash Requirements - Pinnacle West Energy" below.
(c) Consists primarily of capital expenditures for land development and retail and office building construction reflected in the "Increase in real estate investments" in the consolidated statements of cash flows.
(d)  Primarily Pinnacle West and APSES.
(e) This amount does not include an expected reimbursement by Southern Nevada Water Authority (SNWA) of $100 million of these costs in 2004 in exchange for SNWA's purchase of a 25% interest in the Silverhawk project at that time.

     APS and the other Palo Verde participants are currently considering issues related to replacement of the steam generators in Units 1 and 3. Although a final determination of whether Units 1 and 3 will require steam generator replacement to operate over their current full licensed lives has not yet been made, APS and the other participants have approved an expenditure in 2002 to procure long lead-time materials for fabrication of a spare set of steam generators for either Unit 1 or 3. APS' portion of this expenditure is approximately $7 million and is included in the estimated expenditures above. This action will provide the Palo Verde participants an option to replace the steam generators at either Unit 1 or 3 as early as fall 2005 should they ultimately choose to do so. If the participants decide to proceed with steam generator replacement at both Units 1 and 3, APS has estimated that its portion of the fabrication and installation costs and associated power uprate modifications would be approximately $130 million over the next seven years, which would be funded with internally-generated cash or external financings.

     Existing generation capital expenditures are comprised of multiple improvements for our existing fossil and nuclear plants. Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment such as turbines, boilers, and environmental equipment. The increase in this category in 2002 is due primarily to Four Corners and various gas-fired units. The increased work on equipment is due to higher use of the units and also a stack replacement project for Four Corners Units 1 and 2. The existing generation also contains nuclear fuel expenditures of approximately $30 million annually in 2002, 2003, and 2004.

     Delivery capital expenditures are comprised of transmission and distribution (T&D) infrastructure additions and upgrades, capital replacements, new customer construction, and related information systems and facility costs. Examples of the types of projects included in the forecast include T&D lines and substations, line extensions to new residential and commercial developments, and upgrades to customer information systems. In addition, we began several major transmission projects in 2001. These projects are periodic in nature and are driven by strong regional customer growth. We expect to spend about $150 million on major transmission projects during the 2002-2004 time frame.

     CAPITAL RESOURCES AND CASH REQUIREMENTS

     The following table summarizes cash commitments for the year ended December 31, 2001 and estimated commitments for the next three years (dollars in millions):

                                           (actual)          (estimated)
                                            ------    --------------------------
                                             2001      2002      2003      2004
                                            ------    ------    ------    ------
Long-term debt payments (see Note 6)
  APS                                       $  384    $  247    $   --    $  205
  Pinnacle West                                213        --       276       216
  SunCor                                        24        --        42        86
                                            ------    ------    ------    ------
Total long-term debt payments                  621       247       318       507
Operating leases payments (see Note 8)          67        68        66        65
Fuel and purchase power commitments
  (see Note 10)                                374       270       124        80
                                            ------    ------    ------    ------
Total cash commitments                      $1,062    $  585    $  508    $  652
                                            ======    ======    ======    ======

     Pinnacle West had available lines of credit in the amount of $250 million at December 31, 2001. APS had lines of credit available in the amount of $250 million at December 31, 2001. There was no outstanding balance on either the Pinnacle West or APS lines of credit at December 31, 2001. Pinnacle West and APS project that these lines of credit will be available over the next three years. The lines of credit are anticipated to be renewed at their expiration dates. See
Note 5 for further information on Pinnacle West's and APS' lines of credit.

     SunCor had an available line of credit at December 31, 2001 in the amount of $140 million. This line of credit had an outstanding balance at December 31, 2001 of $128 million. SunCor projects that this line of credit will be available over the next three years. SunCor also anticipates renewing the line of credit at its expiration date. See Note 5 for further details on SunCor's line of credit.

     The parent company has issued parental guarantees and obtained surety bonds on behalf of its unregulated subsidiaries, primarily for Pinnacle West Energy's expansion plans, which are reflected in the capital expenditure table above, and APSES' retail and energy business.

     APS has obtained approximately $500 million in letters of credit primarily to provide credit support for its variable rate tax-exempt bonds and its Palo Verde sale-leaseback transactions. Pinnacle West has obtained approximately $40 million in letters of credit to provide credit support for Pinnacle West Energy's generation expansion plans.

     Pinnacle West and APS do not have ratings triggers in any of their debt agreements. Rating triggers are provisions that would result in the acceleration of repayment obligations based upon a credit rating agency downgrade. Although those ratings triggers appear in certain power marketing and trading agreements, their financial impacts are not expected to be significant.

     APS' first mortgage bondholders share a lien on substantially all utility plant assets (other than nuclear fuel, transportation equipment and other excluded assets). The mortgage bond indenture restricts the payment of common stock dividends under certain conditions. These conditions did not exist at December 31, 2001.

     See the Company's consolidated debt structure in Note 6. The parent company and our subsidiaries' capital needs and resources are described as follows.

     PINNACLE WEST (PARENT COMPANY)

     During the past three years, our primary cash needs were for:

     *    dividends to our shareholders;

     *    equity infusions into our subsidiaries;

     *    interest payments; and

     *    optional and mandatory repayment of principal on our long-term debt.

     The equity infusions into our subsidiaries during the past three years included $50 million invested in APS in 1999. This investment completed the funding of Pinnacle West's commitment under the 1996 regulatory agreement (see
Note 3) to infuse $50 million a year into APS ($200 million total) from 1996 through 1999. The investments into Pinnacle West Energy were $484 million in 2001 and $193 million in 2000 to fund portions of its capital expenditures for its generation expansion program.

     Over the next three years, we anticipate that our cash needs will fall into these same categories. We expect our equity infusions into Pinnacle West Energy to continue as it invests in additional generating facilities (see Note 10) until it begins to finance its own construction needs.

     Our primary sources of cash are dividends from APS, our marketing and trading operations, and external financing. For the years 1999 through 2001, total dividends from APS were $510 million.

     Our long-term debt at December 31, 2001 was $576 million compared with $238 million at December 31, 2000. We had $235 million of borrowings outstanding on our commercial paper at December 31, 2001. Our debt repayment requirements for the parent company for the next three years are approximately: zero in 2002, $276 million in 2003, and $216 million in 2004.

     On February 8, 2002, we issued $215 million of our 4.5% Notes due 2004.

     APS

     APS' capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt. APS pays for its capital requirements with cash from operations and, to the extent necessary, external financing. APS pays for its dividends to Pinnacle West with cash from operations.

     During the period from 1999 through 2001, APS paid for substantially all of its capital expenditures with cash from operations. APS expects to do so in 2002 through 2004 with cash from operations and its own debt issuances.

     See the capital expenditure table above for additional information regarding actual capital expenditures in 2001 and projected capital expenditures for the next three years.

     During 2001, APS redeemed approximately $384 million of long-term debt, including premiums, with cash from operations and from the issuance of long- and short-term debt. APS' long-term debt redemption requirements for the next three years are approximately: $247 million in 2002; zero in 2003; and $205 million in 2004. Based on market conditions and call provisions, APS may make optional redemptions of long-term debt from time to time.

     As of December 31, 2001, APS had credit commitments from various banks totaling about $250 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. At the end of 2001, APS had about $171 million of commercial paper outstanding and no bank borrowings.

     APS' long-term debt was approximately $2.1 billion at December 31, 2001 and 2000 (see Note 6).

     Although ACC financing orders establish maximum amounts of additional debt that APS may issue, APS does not expect these orders to limit its ability to meet its capital requirements.

     On March 1, 2002, APS issued $375 million of 6.50% Notes due 2012. On March 15, 2002, APS announced the redemption on April 15, 2002 of approximately $125 million of its First Mortgage Bonds, 8.75% Series due 2024.

     PINNACLE WEST ENERGY

     See Note 10 for a discussion of Pinnacle West Energy's generation expansion plans. Pinnacle West Energy is currently funding its capital requirements through capital infusions from the parent. We finance those infusions through debt financing and internally generated cash, as Pinnacle West Energy develops and obtains additional generation assets. Pinnacle West Energy also expects to fund its capital requirements through internally generated cash and its own debt issuances. See the Capital Expenditures Table above for actual capital expenditures in 2001 and projected capital expenditures for the next three years.

     OTHER SUBSIDIARIES

     During the past three years, both SunCor and El Dorado funded all of their cash requirements with cash from operations and, in the case of SunCor, its own external financings. APSES funded its cash requirements with cash infusions from Pinnacle West.

     SunCor's capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the Capital Expenditures Table above for actual capital expenditures in 2001 and projected capital expenditures for the next three years. SunCor expects to fund its capital requirements with cash from operations and external financings.

     As of December 31, 2001, SunCor had a $140 million line of credit, under which $128 million of borrowings were outstanding. SunCor's debt repayment obligations for the next three years are approximately: zero in 2002; $42 million in 2003; and $86 million in 2004.

     El Dorado does not have any capital requirements over the next three years. El Dorado intends to focus on prudently realizing the value of its existing investments. El Dorado's future investments are expected to be related to the energy sector.

     APSES capital expenditures and other cash requirements are increasingly funded by operations, with some funding from cash infused by Pinnacle West. See the Capital Expenditures Table above regarding APSES' capital expenditures.

     See Notes 5 and 6 for additional information about outstanding lines of credit and long-term debt obligations.

                          CRITICAL ACCOUNTING POLICIES

     In preparing the financial statements in accordance with generally accepted accounting principles (GAAP), management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. Our most critical accounting policies include the determination of the appropriate accounting for our derivative instruments, mark-to-market accounting and the impacts of regulatory accounting on our financial statements. See Note 1 for a discussion of these critical accounting policies.

                            OTHER ACCOUNTING MATTERS

     We prepare our financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. As a result of the 1999 Settlement Agreement (see "Regulatory Agreements" above and Note 3), we discontinued the application of SFAS No. 71 for our generation operations. As a result, we tested the generation assets for impairment and determined that the generation assets were not impaired. Pursuant to the 1999 Settlement Agreement, we reported a regulatory disallowance ($140 million after income taxes) as an extraordinary charge on the 1999 consolidated income statement. See Note 1 for additional information on regulatory accounting and Note 3 for additional information on the 1999 Settlement Agreement.

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheets and measure those instruments at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of other comprehensive income), depending on whether or not the derivative meets specific hedge accounting criteria. Hedge effectiveness is measured based on the relative changes in fair value between the derivative contract and the hedged commodity over time. Any change in the fair value resulting from ineffectiveness is recognized immediately in net income. This new standard may result in additional volatility in our net income and other comprehensive income.

     As a result of adopting SFAS No. 133 in 2001, we recorded a $15 million after-tax loss in consolidated net income and a $72 million after-tax gain in equity (as a component of other comprehensive income), both as a cumulative effect of a change in accounting principle. The loss primarily resulted from electricity options contracts. The gain resulted from unrealized gains on cash flow hedges. See Note 17 for further information on accounting for derivatives under SFAS No. 133, including discussions on new guidance effective on April 1, 2002.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." This standard is effective for the year beginning January 1, 2002. We have no goodwill recorded in our consolidated balance sheets. The impacts of this new standard are not material to our consolidated financial statements.

     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in August 2001. The standard requires the estimated present value of the cost of decommissioning and certain other removal costs to be recorded as a liability, along with an offsetting plant asset, when a decommissioning or other removal obligation is incurred. We are currently evaluating the impacts of the new standard, which is effective for the year beginning January 1, 2003.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business. SFAS No. 144 is effective for the year beginning January 1, 2002. This standard does not impact our financial statements at adoption.

     In 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs Related to Property, Plant and Equipment (PP&E)." This proposed SOP would create a project timeline framework for capitalizing costs related to PP&E construction, require that PP&E assets be accounted for at the component level and require administrative and general cost incurred in support of capital projects to be expensed in the current period. The AICPA plans to issue the final SOP in the fourth quarter of 2002. We are currently evaluating the impacts of the proposed SOP.

     In 1986, APS entered into agreements with three separate special purpose entity (SPE) lessors in order to sell and lease back interests in Palo Verde Unit 2 (see Note 8). The leases are accounted for as operating leases in accordance with GAAP. In February 2002, the FASB discussed issues related to special purpose entities. It is expected that FASB will issue additional guidance on accounting for SPEs later this year. As a result of future FASB actions, we may be required to consolidate the Palo Verde SPEs in our financial statements. If consolidation is required, the assets and liabilities of the SPEs that relate to the sale-leaseback transactions would be reflected on our consolidated balance sheets. The SPE debt that is not reflected on our consolidated balance sheets is approximately $300 million at December 31, 2001. Rating agencies have already considered this debt when evaluating our credit ratings.

                                BUSINESS OUTLOOK

FINANCIAL OUTLOOK

     We currently believe that it will be a challenge for us in 2002 to repeat our 2001 earnings. For 2001, our reported income from continuing operations was $327 million, or $3.85 per diluted share of common stock, and included charges totaling $21 million before income taxes, or $0.15 per diluted share, that we do not expect to recur related to our exposure to Enron and its affiliates. Our earnings in 2002 are expected to be negatively affected by a significant decrease in the earnings contribution from our marketing and trading activities and retail electricity price decreases. These negative factors are expected to be substantially offset in 2002 by the absence of significant expenses for reliability and power plant outages that we incurred in 2001 that we do not expect to recur in 2002 and by retail customer growth, although the pace of growth is expected to be slower than in the past. These factors are described in more detail below.

     In 2001, our marketing and trading activities contributed about one-half of our income from continuing operations before the Enron-related charges. These activities are currently expected to provide about one-fourth of our earnings in 2002. The drivers of such reduced earnings contributions from our marketing and trading activities in 2002 are significant reductions in wholesale market prices for electricity that occurred during 2001; wholesale market liquidity, which affects our ability to buy and resell electricity; and market volatility, which affects our ability to capture profitable structured trading activities. These reductions in regional market factors were due, in large part, to conservation measures in California and throughout the West; more generating plants in service in the West; lower natural gas prices; and the price mitigation plan that took effect in June 2001 as mandated by the FERC.

     During 2001, in order to meet the highest customer demand in APS' history, we incurred significant expenses for our summer reliability program and for higher replacement power costs related to power plant outages. These efforts cost approximately $140 million before income taxes, which is not expected to be repeated in 2002. See "Results of Operations - 2001 Compared with 2000" above.

     We estimate our retail customer growth in 2002 to be 3.2%, which is slower than the pace of growth in recent years, although still about three times the national average. Our customer growth in 2001 was 3.7%. We expect the customer growth rate to be weak in the first two quarters of 2002, then begin a rebound. Our current estimate for customer growth in 2003 and 2004 is between 3.5% and 4.0% annually.

     The retail price decreases are described above in "Results of Operations - Regulatory Agreements."

     As of December 31, 2001, the indicated annual dividend rate on our common stock was $1.60 per share. Since 1994, we have increased the dividend on our common stock ten cents per share per year. We currently plan to continue annual dividend increases of relatively consistent amounts, which would continue dividend growth at a pace above the industry average.

     The foregoing discussion of future expectations is forward-looking information. Actual results may differ materially from expectations. See "Forward-Looking Statements" below.

OTHER FACTORS AFFECTING OUR FINANCIAL OUTLOOK

     COMPETITION AND INDUSTRY RESTRUCTURING

     ELECTRIC COMPETITION (WHOLESALE)

     The FERC regulates rates for wholesale power sales and transmission services. Our marketing and trading division sells in the wholesale market APS and Pinnacle West Energy generation production output that is not needed for APS' native load and, in doing so, competes with other utilities, power marketers, and independent power producers. Wholesale market prices significantly fell during 2001 and remain low for the reasons discussed under "Financial Outlook" above. We cannot predict whether these lower prices will continue, or whether changes in various factors that affect demand and capacity, including regulatory actions, will cause the market prices to rise during 2002 or thereafter.

     ELECTRIC COMPETITION (RETAIL)

     On September 21, 1999, the ACC approved Rules that provide a framework for the introduction of retail electric competition in Arizona. A Maricopa County, Arizona, Superior Court later found the Rules unlawful and unconstitutional; however, the Rules remain in effect pending the outcome of appeals. See "Retail Electric Competition Rules" in Note 3 for additional information about the Rules and the outstanding legal challenges to the Rules.

     Although the Rules allow retail customers to have access to competitive providers of energy and energy services, APS is the "provider of last resort" for standard-offer, full service customers under rates that have been approved by the ACC. These rates are established until July 1, 2004. The 1999 Settlement Agreement allows APS to seek adjustment of these rates in the event of emergency conditions or circumstances, such as the inability to secure financing on reasonable terms, or material changes in APS' cost of service for ACC-regulated services resulting from federal, tribal, state or local laws, regulatory requirements, judicial decisions, actions or orders. Energy prices in the western U.S. wholesale market vary and, during the course of the last two years, have been volatile. At various times, prices in the spot wholesale market have significantly exceeded the amount included in APS' current retail rates. In the event of shortfalls due to unforeseen increases in load demand or generation outages, APS may need to purchase additional supplemental power in the wholesale spot market. Unless APS is able to obtain an adjustment of its rates under the 1999 Settlement Agreement, there can be no assurance that APS would be able to fully recover the costs of this power.

     On September 23, 1999, the ACC approved a comprehensive 1999 Settlement Agreement among APS and various parties related to the implementation of retail electric competition in Arizona. See "1999 Settlement Agreement" in Note 3 for additional information about the 1999 Settlement Agreement, including the recent resolution of legal challenges to the 1999 Settlement Agreement.

     Under the Rules, as modified by the 1999 Settlement Agreement, APS is required to transfer all of its competitive electric assets and services either to an unaffiliated party or to a separate corporate affiliate no later than December 31, 2002. Consistent with that requirement, APS has been addressing the legal and regulatory requirements necessary to complete the transfer of its generation assets to Pinnacle West Energy on or before that date. In anticipation of APS' transfer of generation assets, Pinnacle West Energy has completed, and is in the process of developing and planning, various generation expansion projects so that APS can reliably meet the energy requirements of its Arizona customers.

     Following APS' transfer of its fossil-fueled generation assets and the receipt of certain regulatory approvals, Pinnacle West Energy expects to sell its power at wholesale to our marketing and trading division, which, in turn, is expected to sell power to APS and to non-affiliated power purchasers. In a filing with the ACC on October 18, 2001, APS requested the ACC to:

     * grant APS a partial variance from an ACC Rule that would obligate APS to acquire all of its customers' standard-offer generation requirements from the competitive market (with at least 50% of those requirements coming from a "competitive bidding" process) starting in 2003; and

     * approve as just and reasonable a long-term purchase power agreement between APS and Pinnacle West.

     APS requested these ACC actions to ensure ongoing reliable service to APS standard-offer, full-service customers in a volatile generation market and to recognize Pinnacle West Energy's significant investment to serve APS load. See "Proposed Rule Variance and Purchase Power Agreement" in Note 3 for additional information about APS' October 2001 ACC filing.

     On February 8, 2002, the ACC's Chief ALJ issued a procedural order which consolidated the ACC docket relating to APS' October 2001 filing with several other pending ACC dockets, including a "generic" docket request by the ACC Chairman to "determine if changed circumstances require the [ACC] to take another look at restructuring in Arizona." Although the order consolidates several dockets, it states that a hearing on the APS matter will commence on April 29, 2002. The order went on to state that, contrary to APS' position, the ALJ was construing the October 2001 filing as a request by APS to amend the 1999 ACC order that approved the 1999 Settlement Agreement.

     On March 22, 2002, the ACC Staff issued a report to the ACC recommending that the ACC address the following issues in the generic docket:

     * The extent and manner of the ACC's involvement in monitoring market conditions and/or mitigating the development of market power for generation and transmission;

     * The lack of guidance in the Rules regarding the mechanics of the "competitive bidding process" referenced above;

     * The consideration of alternatives to the transfer of generation assets required by the Rules (the ACC Staff stated that such transfers would be "unwise" at the present time and recommended that "all transfer and separation of utilities' assets be stayed pending the completion of the generic docket");

     * The consideration of transmission constraints that could impact the development of the wholesale power market;

     * The reassessment of adjustor mechanisms for standard-offer rates in light of problems with the development of a wholesale power market; and

     * The adequacy of customer "shopping credits" in the context of the development of a competitive retail market (a shopping credit is the cost a customer does not pay to a utility distribution company if the customer obtains generation from another party).

Although not a specific ACC Staff recommendation, the report was also critical of certain aspects of the proposed purchase power agreement between APS and Pinnacle West.

     A modification to the Rules or the 1999 Settlement Agreement as a result of the consolidated docket could, among other things, adversely affect APS' ability to transfer its generation assets to Pinnacle West Energy by December 31, 2002. We cannot predict the outcome of the consolidated docket or its effect on the specific requests in APS' October 2001 filing, the existing Arizona electric competition rules, or the 1999 Settlement Agreement.

     As a result of the foregoing matters, as well as energy market developments, including those relating to California's failed deregulation efforts and to Enron's recent bankruptcy filing, electric utility restructuring is in a state of flux in the western United States, including Arizona, and around the country.

     GENERATION EXPANSION

     See Note 10 for information regarding our generation expansion plans. The planned additional generation is expected to increase revenues, fuel expenses, operating expenses, and financing costs.

     CALIFORNIA ENERGY MARKET ISSUES

     See Note 10 for information regarding California energy market issues.

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

     In APS' regulated retail market area, APS will provide electricity services to standard-offer, full service customers and to energy delivery customers who have chosen another provider for their electricity commodity needs (unbundled customers). Customer growth in APS' service territory averaged about 4% a year for the three years 1999 through 2001; we currently expect customer growth to be about 3.2% in 2002 and between 3.5% and 4.0% a year in 2003 and 2004. We currently estimate that retail electricity sales in kilowatt-hours will grow 3.5% to 5.5% a year in 2002 through 2004, before the retail effects of weather variations. The customer growth and sales growth referred to in this paragraph apply to energy delivery customers. As industry restructuring evolves in the regulated market area, we cannot predict the number of APS' standard-offer customers that will switch to unbundled service. As previously noted, under the 1999 Settlement Agreement, we have annual retail electricity price reductions of 1.5% through July 1, 2003 (see Note 3).

     Competitive sales of energy and energy-related products and services are made by APSES in western states that have opened to competitive supply. Such activities currently are not material to our consolidated financial results.

     OTHER FACTORS AFFECTING FUTURE FINANCIAL RESULTS

     Purchased power and fuel costs are impacted by our electricity sales volumes, existing contracts for generation fuel and purchased power, our power plant performance, prevailing market prices, new generating plants being placed in service and our hedging program for managing such costs. See "Generating Fuel and Purchased Power - Natural Gas Supply" in Part I for additional information on a pending dispute related to a natural gas-fired transportation contract with El Paso Natural Gas Company.

     Operations and maintenance expenses are expected to be affected by sales mix and volumes, power plant operations, inflation, outages and other factors.

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

     Taxes other than income taxes consist primarily of property taxes, which are affected by tax rates and the value of property in service and under construction. The average property tax rate for APS, which currently owns the majority of our property, was 9.32% for 2001 and 9.16% for 2000. We expect property taxes to increase primarily due to our generation expansion program and our additions to existing facilities.

     Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. The primary factors affecting borrowing levels in the next several years are expected to be our generation expansion program and our internally-generated cash flow.

     The annual earnings contribution from APSES is expected to be modest, yet positive, over the next several years due primarily to a number of retail electricity contracts in California. APSES' pretax losses were $10 million in 2001 and $13 million in 2000.

     The annual earnings contribution from SunCor is expected to remain modest over the next several years. SunCor's earnings were $3 million in 2001, $11 million in 2000 and $6 million in 1999.

     El Dorado's historical results are not necessarily indicative of future performance for El Dorado. El Dorado's strategies focus on prudently realizing the value of its existing investments. Any future investments are expected to be related to the energy sector. See Note 1 for additional information regarding El Dorado.

     We cannot accurately predict the impact of full retail competition on our financial position, cash flows, results of operations, or liquidity. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete effectively in a restructured industry.

     Our financial results may be affected by the application of SFAS No. 133. See "Critical Accounting Policies" above and Note 17 for further information.

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

     INTEREST RATE AND EQUITY RISK

     Our major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable-rate debt and interest earned by our nuclear decommissioning trust fund (see Note 11). Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The nuclear decommissioning fund also has risks associated with changing market values of equity investments. Nuclear decommissioning costs are recovered in regulated electricity prices.

     The tables below present contractual balances of our long-term debt and commercial paper at the expected maturity dates as well as the fair value of those instruments on December 31, 2001 and 2000. The interest rates presented in the tables below represent the weighted average interest rates for the years ended December 31, 2001 and 2000.

Expected Maturity/Principal Repayment
December 31, 2001
(dollars in thousands)

                                                 Variable-Rate            Fixed-Rate
                       Short-Term Debt          Long-Term Debt          Long-Term Debt
                    ---------------------   ----------------------   ----------------------
                    Interest                Interest                 Interest
                      Rates      Amount       Rates      Amount        Rates      Amount
                    --------   ----------   --------   -----------   --------   -----------
2002                  4.01%    $  405,762     7.76%    $       207     8.10%    $   125,933
2003                                   --     4.75%        292,912     6.87%         25,829
2004                                   --     5.32%         85,601     6.08%        205,677
2005                                   --     7.70%            294     7.59%        400,380
2006                                   --     7.30%          3,018     6.48%        384,085
Years thereafter                       --     2.63%        480,740     6.73%        799,808
                               ----------              -----------              -----------
Total                          $  405,762              $   862,772              $ 1,941,712
                               ==========              ===========              ===========
Fair value                     $  405,762              $   862,772              $ 1,963,389
                               ==========              ===========              ===========

Expected Maturity/Principal Repayment
December 31, 2000
(dollars in thousands)

                                                 Variable-Rate            Fixed-Rate
                       Short-Term Debt          Long-Term Debt          Long-Term Debt
                    ---------------------   ----------------------   ----------------------
                    Interest                Interest                 Interest
                      Rates      Amount       Rates      Amount        Rates      Amount
                    --------   ----------   --------   -----------   --------   -----------
2001                  6.64%    $   82,775     7.23%    $   438,203     6.63%    $    25,266
2002                                   --     8.62%         36,890     8.13%        125,000
2003                                   --     8.61%         73,578     6.89%         25,443
2004                                   --     8.87%            268     6.17%        205,000
2005                                   --     8.89%            294     7.28%        400,000
Years thereafter                       --     4.13%        483,790     7.47%        610,813
                               ----------              -----------              -----------
Total                          $   82,775              $ 1,033,023              $ 1,391,522
                               ==========              ===========              ===========
Fair value                     $   82,775              $ 1,033,023              $ 1,422,014
                               ==========              ===========              ===========

     COMMODITY PRICE RISK

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal, and emissions allowances. We employ established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodity.

     In addition, subject to specified risk parameters established by the Board of Directors and monitored by the Energy Risk Management Committee, we engage in trading activities intended to profit from market price movements. In accordance with Emerging Issues Task Force (EITF) 98-10, "Accounting For Contracts Involved in Energy Trading and Risk Management Activities," such trading positions are marked-to-market. These trading activities are part of our marketing and trading activities and are reflected in the marketing and trading revenues and expenses.

     The following schedule shows the changes in mark-to-market of our trading positions during the years ended December 31, 2001 and 2000 (dollars in millions):

                                                            2001         2000
                                                            ----         ----
Mark-to-market of net trading positions
  at beginning of year                                    $     12     $     --
Prior period mark-to-market gains
  realized during the year                                      (1)          (2)
Change in mark-to-market gains for
  future period deliveries                                     127           14
                                                          --------     --------
Mark-to-market of net trading positions
  at end of year                                          $    138     $     12
                                                          ========     ========

     Net gains at inception include a reasonable marketing margin and were approximately $3 million in 2001 and $2 million in 2000. See Note 17 for disclosure of risk management activities recorded on the consolidated balance sheets.

     The table below shows the maturities of our trading positions as of December 31, 2001 in millions of dollars by the type of valuation that is performed to calculate the fair value of the contract. In addition, see Note 1 for more discussion on our valuation methods.

                                            2003-   2005-    Years    Total fair
Source of Fair Value               2002     2004    2006   thereafter   value
--------------------               -----    -----   -----    -----      -----
Prices actively quoted             $ (13)   $   4   $   2    $  --      $  (7)
Prices provided by other external
  sources                            (12)      (8)     (4)      --        (24)
Prices based on models and other
  valuation methods                   68       50      39       12        169
                                   -----    -----   -----    -----      -----
Total by maturity                  $  43    $  46   $  37    $  12      $ 138
                                   =====    =====   =====    =====      =====

     The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management and trading assets and liabilities included on the consolidated balance sheets at December 31, 2001 and 2000 (dollars in millions):

                         December 31, 2001               December 31, 2000
                            Gain (Loss)                     Gain (Loss)
                   -----------------------------   -----------------------------
 Commodity         Price Up 10%   Price Down 10%   Price Up 10%   Price Down 10%
 ---------         ------------   --------------   ------------   --------------
Trading (a):
  Electric           $    (3)        $     3          $     2        $    (2)
  Natural gas             (1)              1               (1)             1
  Other                   --               2               --             --
System (b):
  Natural gas
    hedges                23             (23)              28            (28)
                     -------         -------          -------        -------
  Total              $    19         $   (17)         $    29        $   (29)
                     =======         =======          =======        =======

----------
(a) Essentially all of our marketing and trading activities are structured activities. This means our portfolio of forward sales positions is hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.
(b) These contracts are hedges of our forecasted purchases of natural gas. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged.

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including one counterparty for which a worst case exposure represents approximately 50% of our $267 million of risk management and trading assets as of December 31, 2001. We use a risk management process to assess and monitor the financial exposure of this and all other counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, including the counterparty noted above, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities, and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Credit reserves are established representing our estimated credit losses on our overall exposure to counterparties. See Note 1 for a discussion of our credit reserve policy.

FORWARD-LOOKING STATEMENTS

     The above discussion contains forward-looking statements based on current expectations and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and APS' October 2001 ACC filing; the outcome of regulatory and legislative proceedings relating to the restructuring; state and federal regulatory and legislative decisions and actions, including the price mitigation plan adopted by the FERC in June 2001; regional economic and market conditions, including the California energy situation and completion of generation construction in the region, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital; weather variations affecting local and regional customer energy usage; conservation programs; power plant performance; the successful completion of our generation expansion program; regulatory issues associated with generation expansion, such as permitting and licensing; our ability to compete successfully outside traditional regulated markets (including the wholesale market); technological developments in the electric industry; and the strength of the real estate market in SunCor's market areas, which include Arizona, New Mexico and Utah.

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

Report of Management.......................................................   58
Independent Auditors' Report...............................................   59
Consolidated Statements of Income for 2001, 2000 and 1999..................   60
Consolidated Balance Sheets as of December 31, 2001 and 2000...............   62
Consolidated Statements of Cash Flows for 2001, 2000 and 1999..............   64
Consolidated Statements of Changes in Common Stock Equity
  for 2001, 2000 and 1999..................................................   65
Notes to Consolidated Financial Statements.................................   66
Financial Statement Schedule for 2001, 2000 and 1999
  Schedule II - Valuation and Qualifying Accounts for 2001, 2000
  and 1999.................................................................  108

See Note 12 of Notes to Consolidated Financial Statements for the selected quarterly financial data required to be presented in this Item.

                              REPORT OF MANAGEMENT

     The responsibility for the integrity of our financial information rests with management, which has prepared the accompanying financial statements and related information. This information was prepared in accordance with generally accepted accounting principles as appropriate in the circumstances, and based on management's best estimates and judgments. These financial statements have been audited by independent auditors and their report is included on the following page.

     Management maintains and relies upon systems of internal control. A limiting factor in all systems of internal control is that the cost of the system should not exceed the benefits to be derived. Management believes that our system provides the appropriate balance between such costs and benefits.

     Periodically the internal control system is reviewed by both our internal auditors to test for compliance and our independent auditors in conjunction with their audit of our financial statements. Reports issued by the internal auditors are released to management, and such reports or summaries thereof are transmitted to the Audit Committee of the Board of Directors and the independent auditors on a timely basis. By letter dated February 8, 2002, to the Audit Committee, our independent auditors confirmed that they are independent accountants with respect to us within the meaning of the Securities Act and the requirements of the Independence Standards Board.

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

William J. Post                         Chris N. Froggatt

William J. Post                         Chris N. Froggatt
Chairman and                            Vice President and Controller
Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pinnacle West Capital Corporation
Phoenix, Arizona

     We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in common stock equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle West Capital Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 17 to the financial statements, in 2001 Pinnacle West Capital Corporation changed its method of accounting for derivatives and hedging activities in order to comply with the provisions of Statement of Financial Accounting Standards No. 133.

DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 8, 2002 (March 22, 2002, as to Note 18)

                        PINNACLE WEST CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)

                                                   Year Ended December 31,
                                         --------------------------------------
                                            2001          2000          1999
                                         ----------    ----------    ----------
OPERATING REVENUES
  Electric                               $4,382,465    $3,531,810    $2,293,184
  Real estate                               168,908       158,365       130,169
                                         ----------    ----------    ----------
       Total                              4,551,373     3,690,175     2,423,353
                                         ----------    ----------    ----------
OPERATING EXPENSES
  Purchased power and fuel                2,664,218     1,932,792       793,931
  Operations and maintenance                530,095       450,205       446,173
  Real estate operations                    153,462       134,422       119,516
  Depreciation and amortization             427,903       431,229       419,842
  Taxes other than income taxes             101,068        99,780        96,606
                                         ----------    ----------    ----------
       Total                              3,876,746     3,048,428     1,876,068
                                         ----------    ----------    ----------
OPERATING INCOME                            674,627       641,747       547,285
                                         ----------    ----------    ----------
OTHER INCOME (EXPENSE)
  Preferred stock dividend requirements
    of APS                                       --            --        (1,016)
  Net other income and expense               (5,765)         (406)       10,573
                                         ----------    ----------    ----------
       Total                                 (5,765)         (406)        9,557
                                         ----------    ----------    ----------
INTEREST EXPENSE
  Interest charges                          175,822       166,447       157,142
  Capitalized interest                      (47,862)      (21,638)      (11,664)
                                         ----------    ----------    ----------
       Total                                127,960       144,809       145,478
                                         ----------    ----------    ----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                       540,902       496,532       411,364
INCOME TAXES                                213,535       194,200       141,592
                                         ----------    ----------    ----------

INCOME FROM CONTINUING OPERATIONS           327,367       302,332       269,772
  Income tax benefit from
    discontinued operations                      --            --        38,000
  Extraordinary charge - net of income
    taxes of $94,115
                                                 --            --      (139,885)
  Cumulative effect of a change in
    accounting for derivatives -
    net of income taxes of $9,892           (15,201)           --            --
                                         ----------    ----------    ----------
NET INCOME                               $  312,166    $  302,332    $  167,887
                                         ==========    ==========    ==========
WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING - BASIC
                                             84,718        84,733        84,717
WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING - DILUTED               84,930        84,935        85,009

EARNINGS PER WEIGHTED-
  AVERAGE COMMON SHARE
  OUTSTANDING
  Continuing operations - basic          $     3.86    $     3.57    $     3.18
  Net income - basic                           3.68          3.57          1.98
  Continuing operations - diluted              3.85          3.56          3.17
  Net income - diluted                         3.68          3.56          1.97

DIVIDENDS DECLARED PER
  SHARE                                  $    1.525    $    1.425    $    1.325
                                         ==========    ==========    ==========

See Notes to Consolidated Financial Statements.

                       THIS PAGE INTENTIONALLY LEFT BLANK

                        PINNACLE WEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                              December 31,
                                                        ------------------------
                                                           2001          2000
                                                        ----------    ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                             $   28,619    $   10,363
  Customer and other receivables - net                     367,241       513,822
  Accrued utility revenues                                  76,131        74,566
  Materials and supplies (at average cost)                  81,215        71,966
  Fossil fuel (at average cost)                             27,023        19,405
  Deferred income taxes (Note 4)                                --         5,793
  Assets from risk management and trading
    activities (Note 17)                                    66,973        17,506
  Other current assets                                      80,203        80,492
                                                        ----------    ----------
      Total current assets                                 727,405       793,913
                                                        ----------    ----------

INVESTMENTS AND OTHER ASSETS
  Real estate investments - net (Note 1 and 6)             418,673       371,323
  Assets from risk management and trading
    activities- long term (Note 17)                        200,351        32,955
  Other assets                                             321,024       299,128
                                                        ----------    ----------
      Total investments and other assets                   940,048       703,406
                                                        ----------    ----------

PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6, 8 and 9)
  Plant in service and held for future use               8,203,888     7,809,566
  Less accumulated depreciation and amortization         3,378,089     3,188,302
                                                        ----------    ----------
      Total                                              4,825,799     4,621,264
  Construction work in progress                          1,032,234       464,540
  Nuclear fuel, net of accumulated amortization
    of $56,836 and $61,256                                  49,282        47,389
                                                        ----------    ----------
  Net property, plant and equipment                      5,907,315     5,133,193
                                                        ----------    ----------

DEFERRED DEBITS
  Regulatory assets (Notes 1, 3 and 4)                     342,383       469,867
  Other deferred debits                                     64,597        62,606
                                                        ----------    ----------
      Total deferred debits                                406,980       532,473
                                                        ----------    ----------

TOTAL ASSETS                                            $7,981,748    $7,162,985
                                                        ==========    ==========

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                            December 31,
                                                      --------------------------
                                                         2001           2000
                                                      -----------    -----------
LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $   269,124    $   375,805
  Accrued taxes                                            96,729         89,246
  Accrued interest                                         48,806         42,954
  Short-term borrowings (Note 5)                          405,762         82,775
  Current maturities of long-term debt (Note 6)           126,140        463,469
  Customer deposits                                        30,232         26,189
  Deferred income taxes (Note 4)                            3,244             --
  Liabilities from risk management and trading
      activities (Note 17)                                 35,994         37,179
  Other current liabilities                                74,898         73,681
                                                      -----------    -----------
      Total current liabilities                         1,090,929      1,191,298
                                                      -----------    -----------

LONG-TERM DEBT LESS CURRENT MATURITIES (Note 6)         2,673,078      1,955,083
                                                      -----------    -----------

DEFERRED CREDITS AND OTHER
  Liabilities from risk management and trading
    activities-long term (Note 17)                        207,576         14,711
  Deferred income taxes (Note 4)                        1,064,993      1,143,040
  Unamortized gain - sale of utility plant (Note 8)        64,060         68,636
  Other                                                   381,789        407,503
                                                      -----------    -----------
      Total deferred credits and other                  1,718,418      1,633,890
                                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTES 3, 10 AND 11)

COMMON STOCK EQUITY
  Common stock, no par value; authorized
    150,000,000 shares; issued and outstanding
    84,824,947 at end of 2001 and 2000                  1,531,038      1,532,831
  Retained earnings                                     1,032,850        849,883
  Accumulated other comprehensive loss                    (64,565)            --
                                                      -----------    -----------
      Total common stock equity                         2,499,323      2,382,714
                                                      -----------    -----------

TOTAL LIABILITIES AND EQUITY                          $ 7,981,748    $ 7,162,985
                                                      ===========    ===========

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                            Year Ended December 31,
                                                   -----------------------------------------
                                                      2001           2000           1999
                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                  $   327,367    $   302,332    $   269,772
Items not requiring cash
  Depreciation and amortization                        427,903        431,229        419,842
  Nuclear fuel amortization                             28,362         30,083         31,371
  Deferred income taxes - net                          (16,939)       (38,625)       (43,886)
  Deferred investment tax credit                          (264)           740        (23,514)
  Mark-to-market gains - trading                      (125,521)       (11,752)          (975)
  Mark-to-market gains - system                         (8,052)            --             --
Changes in current assets and liabilities
  Customer and other receivables - net                 146,581       (269,223)       (10,723)
  Accrued utility revenues                              (1,565)        (1,647)        (5,179)
  Materials, supplies and fossil fuel                  (16,867)           475         (8,794)
  Other current assets                                     289        (37,436)       (12,968)
  Accounts payable                                    (127,782)       193,502         28,193
  Accrued taxes                                          7,483         18,736         12,591
  Accrued interest                                       5,852          9,701          1,387
  Other current liabilities                              5,260         98,493         14,047
Change in El Dorado partnership investment               1,671         (3,773)       (25,786)
Increase in real estate investments                    (44,173)       (25,937)       (12,542)
Increase in regulatory assets                          (17,516)       (14,138)       (12,262)
Other - net                                            (21,159)        30,634         15,026
                                                   -----------    -----------    -----------
Net cash flow provided by operating
  activities                                           570,930        713,394        635,600
                                                   -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                (1,040,585)      (658,608)      (343,448)
Capitalized interest                                   (47,862)       (21,638)       (11,664)
Other - net                                            (31,357)       (55,595)       (16,143)
                                                   -----------    -----------    -----------
Net cash flow used for investing activities         (1,119,804)      (735,841)      (371,255)
                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt                             995,447        651,000        607,791
Short-term borrowings - net                            322,987         44,475       (140,530)
Dividends paid on common stock                        (129,199)      (120,733)      (112,311)
Repayment of long-term debt                           (621,057)      (558,019)      (510,693)
Redemption of preferred stock                               --             --        (96,499)
Other - net                                             (1,048)        (4,618)       (11,936)
                                                   -----------    -----------    -----------
Net cash flow provided by (used for) financing
  activities                                           567,130         12,105       (264,178)
                                                   -----------    -----------    -----------

NET CASH FLOW                                           18,256        (10,342)           167

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                     10,363         20,705         20,538
                                                   -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                      $    28,619    $    10,363    $    20,705
                                                   ===========    ===========    ===========
Supplemental disclosure of cash flow information
  Cash paid during the period for:
  Income taxes                                     $   223,037    $   219,411    $   199,799
  Interest paid, net of amounts capitalized        $   115,276    $   132,434    $   141,138

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
            CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
              For the Years Ended December 31, 2001, 2000 and 1999
                             (dollars in thousands)

                                                                    ACCUMULATED
                                                                       OTHER
                                                      RETAINED     COMPREHENSIVE
                                    COMMON STOCK      EARNINGS     INCOME (LOSS)       TOTAL
                                    -----------     -----------     -----------     -----------
Balance at December 31, 1998        $ 1,550,643     $   612,708     $        --     $ 2,163,351

Net income                                              167,887                         167,887

Dividends on common stock                              (112,311)                       (112,311)

Common stock expense                    (13,194)                                        (13,194)
                                    -----------     -----------     -----------     -----------
Balance at December 31, 1999          1,537,449         668,284              --       2,205,733

Net income                                              302,332                         302,332

Dividends on common stock                              (120,733)                       (120,733)

Common stock expense                     (4,618)                                         (4,618)
                                    -----------     -----------     -----------     -----------
Balance at December 31, 2000          1,532,831         849,883              --       2,382,714
                                    -----------     -----------     -----------     -----------

Net income                                              312,166                         312,166

Minimum pension liability, net of
  $634 tax effect                                                          (966)           (966)

Cumulative effect of change
  in accounting for
  derivatives, net of $47,404
  tax effect                                                             72,274          72,274
Unrealized loss on
  derivative instruments, net
  of $54,028 tax effect                                                 (82,373)        (82,373)

Reclassification of net realized
  gain to income, net of
  $35,091 tax effect                                                    (53,500)        (53,500)
                                                    -----------     -----------     -----------
Comprehensive income (loss)                             312,166         (64,565)        247,601
                                                    -----------     -----------     -----------

Dividends on common stock                              (129,199)                       (129,199)

Common stock expense                     (1,793)                                         (1,793)
                                    -----------     -----------     -----------     -----------
Balance at December 31, 2001        $ 1,531,038     $ 1,032,850     $   (64,565)    $ 2,499,323
                                    ===========     ===========     ===========     ===========

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND NATURE OF OPERATIONS

     The consolidated financial statements include the accounts of Pinnacle West and our subsidiaries: APS, Pinnacle West Energy, APSES, SunCor, and El Dorado. Significant intercompany accounts and transactions between the consolidated companies have been eliminated.

     APS, our major subsidiary and Arizona's largest electric utility, provides either retail or wholesale electric service to substantially all of the state, with the major exceptions of the Tucson metropolitan area and about one-half of the Phoenix metropolitan area. APS also generates and, directly or through our marketing and trading division, sells and delivers electricity to wholesale customers in the western United States. During 2001, APS transferred most of its marketing and trading activities to the parent company. Pinnacle West Energy, which was formed in 1999, is the subsidiary through which we conduct our unregulated generation operations. APSES was formed in 1998 and provides commodity energy and energy-related products to key customers in competitive markets in the western United States. SunCor is a developer of residential, commercial, and industrial real estate projects in Arizona, New Mexico, and Utah. El Dorado is an investment firm.

ACCOUNTING RECORDS AND USE OF ESTIMATES

     Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have reclassified certain prior year amounts to conform to current year presentation.

DERIVATIVE INSTRUMENTS

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal, and emissions allowances. We employ established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodity.

     In addition, subject to specified risk parameters established by the Board of Directors and monitored by the ERMC, we engage in trading activities intended to profit from market price movements. If a contract was entered into for trading purposes, we account for it in accordance with EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 98-10 requires energy trading contracts to be measured at fair value as of the balance sheet date, with unrealized gains and losses included in earnings on a current basis (the mark-to-market method). See "Mark-to-Market Method" below and
Note 17 for further information about our trading contracts.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We examine contracts at inception to determine the appropriate accounting treatment. If a contract is not considered energy trading we must determine if it is a derivative as defined in SFAS No. 133 (see Note 17 for further information on SFAS No. 133). If a contract does not meet the derivative criteria or if it qualifies for a SFAS No. 133 scope exception, we account for the contract using accrual accounting (this means that costs and revenues are recorded when physical delivery occurs). For contracts that qualify as a derivative and do not meet a SFAS No. 133 scope exception, we further examine the contract to determine if it will qualify for hedge accounting. If a contract does not meet the hedging criteria in SFAS No. 133, we recognize the changes in the fair value of the derivative instrument in income each period (mark-to-market). If it does qualify for hedge accounting, changes in the fair value are recognized as either an asset or liability or in stockholders' equity (as a component of accumulated other comprehensive income) depending on the nature of the hedge.

     Gains and losses related to derivatives that qualify as cash flow hedges of expected transactions are recognized in revenue or fuel and purchased power expense as an offset to the related item being hedged when the underlying hedged physical transaction impacts earnings (deferral method). See Note 17 for further discussion on derivative accounting.

MARK-TO-MARKET METHOD

     Under mark-to-market accounting the purchase or sale of energy commodities are reflected at fair market value, net of reserves, with resulting unrealized gains and losses recorded as assets and liabilities from risk management and trading activities in the consolidated balance sheets.

     We determine fair market value using actively-quoted prices when available. We consider quotes for exchange-traded contracts and over-the-counter quotes obtained from independent brokers to be actively-quoted.

     When actively-quoted prices are not available, we use prices provided by other external sources. This includes quarterly and calendar year quotes from independent brokers. We shape quarterly and calendar year quotes into monthly prices based on historical relationships.

     For options, long-term contracts and other contracts where price quotes are not available, we use models and other valuation methods. For illiquid or unquoted market locations, we consider the historical relationship to readily-available market quotations. The valuation models we employ utilize spot prices, forward prices, historical market data and other factors to forecast future prices.

     For non-exchange traded contracts, we calculate fair market value based on the average of the bid and offer price, and we discount to reflect net present value. We maintain certain reserves for a number of risks associated with the valuation of future commitments. These include reserves for liquidity and credit risks based on the financial condition of counterparties. The liquidity reserve represents the cost that would be incurred if all unmatched positions were closed-out or hedged. As we mark positions to a mid-market value this reserve adjusts the mid-market valuation to the bid or offer, after taking into consideration offsetting positions, to reflect the true cash flow that would be realized upon exiting the net position.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A credit reserve is also recorded to represent estimated credit losses on our overall exposure to counterparties, taking into account netting arrangements; expected default experience for the credit rating of the counterparties; and the overall diversification of the portfolio. Counterparties in the portfolio consist principally of major energy companies, municipalities, and local distribution companies. We maintain credit policies that management believes minimize overall credit risk. Determination of the credit quality of counterparties is based upon a number of factors, including credit ratings, financial condition, project economics and collateral requirements. When applicable, we employ standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.

     The use of models and other valuation methods to determine fair market value often requires subjective and complex judgment. Actual results could differ from the results estimated through application of these methods. However, essentially all of our marketing and trading activities are structured activities. This means our portfolio of forward sales positions is substantially hedged with a portfolio of forward purchases that protects the economic value of the sales transactions. Our practice is to hedge within timeframes established by the ERMC.

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

     The 1999 Settlement Agreement was approved by the ACC in September 1999 (see Note 3 for a discussion of the agreement). Consequently, we have discontinued the application of SFAS No. 71 for our generation operations. As a result, we tested the generation assets for impairment and determined that the generation assets were not impaired. Pursuant to the 1999 Settlement Agreement, a regulatory disallowance removed $234 million pretax ($183 million net present value) from ongoing regulatory cash flows and was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes) was reported as an extraordinary charge on the income statement during the third quarter of 1999. Prior to the 1999 Settlement Agreement, under the 1996 regulatory agreement (see Note 3), the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period that would have ended June 30, 2004.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The regulatory assets to be recovered under the 1999 Settlement Agreement are currently being amortized as follows (dollars in millions):

                                                            1/1 - 6/30
1999         2000         2001        2002        2003         2004        Total
----         ----         ----        ----        ----         ----        -----
$164         $158         $145        $115         $86          $18         $686

Regulatory assets are reported as deferred debits on the consolidated balance sheets. As of December 31, 2001 and 2000, they are comprised of the following (dollars in millions):

                                                                  December 31,
                                                               -----------------
                                                                2001       2000
                                                               ------     ------
Remaining balance recoverable under the 1999
  Settlement Agreement (a)                                     $  219     $  364
Spent fuel storage (Note 10)                                       43         40
Electric industry restructuring transition costs (Note 3)          34         24
Other                                                              46         42
                                                               ------     ------
  Total regulatory assets                                      $  342     $  470
                                                               ======     ======

----------
(a) The majority of our unamortized regulatory assets above relates to deferred income taxes (see Note 4) and rate synchronization cost deferrals (see "Rate Synchronization Cost Deferrals" below).

Regulatory liabilities are included in deferred credits and other on the consolidated balance sheets. As of December 31, 2001 and 2000, they are comprised of the following (dollars in millions):

                                                                  December 31,
                                                               -----------------
                                                                2001       2000
                                                               ------     ------
Deferred gains on utility property                             $   20     $   20
Other                                                               7          8
                                                               ------     ------
   Total regulatory liabilities                                $   27     $   28
                                                               ======     ======

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheets include the amounts listed below for generation assets not subject to SFAS No. 71 (dollars in millions):

                                                               December 31,
                                                           --------------------
                                                            2001         2000
                                                           -------      -------
Electric plant in service and held for future use ....     $ 3,954      $ 3,854
Accumulated depreciation and amortization ............      (1,990)      (1,902)
Construction work in progress ........................         824          304
Nuclear fuel, net of amortization ....................          49           47

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

     We charge retired utility plant, plus removal costs less salvage realized, to accumulated depreciation. See Note 2 for information on a new accounting standard that impacts accounting for removal costs.

     We record depreciation on utility property on a straight-line basis. For the years 1999 through 2001 the rates, as prescribed by our regulators, ranged from a low of 1.49% to a high of 20%. The weighted-average rate was 3.40% for 2001, 3.40% for 2000, and 3.34% for 1999. We depreciate non-utility property and equipment over the estimated useful lives of the related assets, ranging from 3 to 30 years. We expense the costs of plant outages, major maintenance and routine maintenance as incurred.

EL DORADO INVESTMENTS

     El Dorado accounts for its investments using the equity method. Net other income has consisted primarily of El Dorado's share of the earnings of a venture capital partnership. We record our share of the earnings from the partnership as the partnership adjusts the value of its investments. In 2001, El Dorado received a distribution of securities representing substantially all of El Dorado's investment in the partnership. The securities were sold in the first quarter of 2001 and a gain was recognized in other income. The book value of El Dorado's investment in the partnership was approximately $1 million at December 31, 2001, and $7 million at December 31, 2000. El Dorado's net investment book value was approximately $10 million at December 31, 2001 and $21 million at December 31, 2000.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITALIZED INTEREST

     Capitalized interest represents the cost of debt funds used to finance construction of utility plants. Plant construction costs, including capitalized interest, are expensed through depreciation when completed projects are placed into commercial operation. Capitalized interest does not represent current cash earnings. The rate used to calculate capitalized interest was a composite rate of 6.13% for 2001, 6.62% for 2000, and 6.65% for 1999.

REVENUES

     We record electric operating revenues on the accrual basis, which includes estimated amounts for service rendered but unbilled at the end of each accounting period. We exclude sales taxes on electric revenues from both revenue and taxes other than income taxes. Electric revenues are recorded gross on the statements of income, with the exception of unrealized gains and losses recorded under the mark-to-market method (see discussion above). Unrealized gains and losses are recorded net in electric revenues. When the gain or loss is realized, the gross amount is recorded as electric revenue and fuel or purchased power expense in the consolidated statements of income.

CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

RATE SYNCHRONIZATION COST DEFERRALS

     As authorized by the ACC, operating costs (excluding fuel) and financing costs of Palo Verde Units 2 and 3 were deferred from the commercial operation dates (September 1986 for Unit 2 and January 1988 for Unit 3) until the date the units were included in a rate order (April 1988 for Unit 2 and December 1991 for Unit 3). In accordance with the 1999 Settlement Agreement, we are continuing to accelerate the amortization of the deferrals over an eight-year period that will end June 30, 2004. Amortization of the deferrals is included in depreciation and amortization expense in the consolidated statements of income.

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

     APS also charges nuclear fuel expense for the permanent disposal of spent nuclear fuel. The United States Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel, and it charges APS $0.001 per kWh of nuclear generation. See Note 10 for information about spent nuclear fuel disposal and Note 11 for information on nuclear decommissioning costs.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

     Income taxes are provided using the asset and liability approach prescribed by SFAS No. 109. We file our federal income tax return on a consolidated basis and we file our state income tax returns on a consolidated or unitary basis. In accordance with our intercompany tax sharing agreement, federal and state income taxes are allocated to each subsidiary as though each subsidiary filed a separate income tax return. Any difference between the aforementioned allocations and the consolidated (and unitary) income tax liability is attributed to the parent company.

REACQUIRED DEBT COSTS

     For debt related to the regulated portion of APS' business, APS amortizes those gains and losses incurred upon early retirement over the remaining life of the debt. In accordance with the 1999 Settlement Agreement, APS is continuing to accelerate reacquired debt costs over an eight-year period that will end June 30, 2004. All regulatory asset amortization is included in depreciation and amortization expense in the consolidated statements of income.

REAL ESTATE INVESTMENTS

     Real estate investments primarily include SunCor's land, home inventory and investments in joint ventures. Land includes acquisition costs, infrastructure costs, property taxes and capitalized interest directly associated with the acquisition and development of each project. Land under development and land held for future development are stated at accumulated cost, except to the extent that such land is believed to be impaired, it is written down to fair value. Land held for sale is stated at the lower of accumulated cost or estimated fair value less costs to sell. Home inventory consists of construction costs, improved lot costs, capitalized interest and property taxes on homes under construction. Home inventory is stated at the lower of accumulated cost or estimated fair value less costs to sell. Investments in joint ventures for which SunCor does not have a controlling financial interest are not consolidated but are accounted for using the equity method of accounting.

2.   ACCOUNTING MATTERS

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This standard is effective for the year beginning January 1, 2002. We have no goodwill recorded in our consolidated balance sheets. The impacts of this new standard are not material to our financial statements.

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." The standard requires the estimated present value of the cost of decommissioning and certain other removal costs to be recorded as a liability, along with an offsetting plant asset, when a decommissioning or other removal obligation is incurred. We are currently evaluating the impacts of the new standard, which is effective for the year beginning January 1, 2003.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business. SFAS No. 144 is effective for the year

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beginning January 1, 2002. This standard does not impact our financial statements at adoption.

     In 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs Related to Property, Plant, and Equipment." This proposed SOP would create a project timeline framework for capitalizing costs related to property, plant and equipment (PP&E) construction, which require that PP&E assets be accounted for at the component level, and require administrative and general costs incurred in support of capital projects to be expensed in the current period. The AICPA plans to issue the final SOP in the fourth quarter of 2002.

     In 1986, APS entered into agreements with three separate special purpose entity (SPE) lessors in order to sell and lease back interests in Palo Verde Unit 2 (see Note 8). The leases are accounted for as operating leases in accordance with GAAP. In February 2002, the FASB discussed issues related to special purpose entities. It is expected that FASB will issue additional guidance on accounting for SPEs later this year. As a result of future FASB actions, we may be required to consolidate the Palo Verde SPEs in our financial statements. If consolidation is required, the assets and liabilities of the SPEs that relate to the sale-leaseback transactions would be reflected on our consolidated balance sheets. The SPE debt that is not reflected on our consolidated balance sheets is approximately $300 million at December 31, 2001. Rating agencies have already considered this debt when evaluating our credit ratings.

3.   REGULATORY MATTERS

ELECTRIC INDUSTRY RESTRUCTURING

STATE

     1999 SETTLEMENT AGREEMENT. On May 14, 1999, APS entered into a comprehensive 1999 Settlement Agreement with various parties, including representatives of major consumer groups, related to the implementation of retail electric competition. On September 23, 1999, the ACC voted to approve the 1999 Settlement Agreement, with some modifications.

     On December 13, 1999, two parties filed lawsuits challenging the ACC's approval of the 1999 Settlement Agreement. Each party bringing the lawsuits appealed the ACC's order approving the 1999 Settlement Agreement directly to the Arizona Court of Appeals, as provided by Arizona law. In one of the appeals, on December 26, 2000, the Arizona Court of Appeals affirmed the ACC's approval of the 1999 Settlement Agreement. This decision was not appealed and has become final. In the other appeal, on April 5, 2001, the Arizona Court of Appeals again affirmed the ACC's approval of the 1999 Settlement Agreement. The Arizona Consumers Council, which filed that appeal, petitioned the Arizona Supreme Court for review of the Court of Appeals' decision. On October 5, 2001, the Arizona Supreme Court agreed to hear the appeal on the single issue of whether the ACC could itself become a party to the 1999 Settlement Agreement by virtue of its approval of the 1999 Settlement Agreement. On December 14, 2001, the Arizona Supreme Court vacated its own October 5, 2001 order accepting jurisdiction and decided to dismiss the appeal. As a result, the judicial challenges to the 1999 Settlement Agreement have terminated. Consistent with its obligations under the 1999 Settlement Agreement, on January 7, 2002, APS and the ACC filed in Maricopa County, Arizona Superior Court a stipulation to dismiss all of APS' litigation

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pending against the ACC. On January 15, 2002, a Maricopa County Superior Court judge issued an order dismissing such litigation.

     The following are the major provisions of the 1999 Settlement Agreement, as approved:

     * APS has reduced, and will reduce, rates for standard-offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease of approximately $11 million ($7 million after income taxes) related to the 1996 regulatory agreement. See "1996 Regulatory Agreement" below. Based on the price reductions authorized in the 1999 Settlement Agreement, there were also retail price decreases of approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2000, and approximately $27 million ($16 million after taxes), or 1.5%, effective July 1, 2001. For customers having loads three MW or greater, standard-offer rates will be reduced in varying annual increments that total 5% in the years 1999 through 2002.

     * Unbundled rates being charged by APS for competitive direct access service (for example, distribution services) became effective upon approval of the 1999 Settlement Agreement, retroactive to July 1, 1999, and also became subject to annual reductions beginning January 1, 2000, that vary by rate class, through January 1, 2004.

     * There will be a moratorium on retail price changes for standard-offer and unbundled competitive direct access services until July 1, 2004, except for the price reductions described above and certain other limited circumstances. Neither the ACC nor APS will be prevented from seeking or authorizing rate changes prior to July 1, 2004 in the event of conditions or circumstances that constitute an emergency, such as an inability to finance on reasonable terms, or material changes in APS' cost of service for ACC-regulated services resulting from federal, tribal, state or local laws, regulatory requirements, judicial decisions, actions or orders.

     * APS will be permitted to defer for later recovery prudent and reasonable costs of complying with the ACC electric competition rules, system benefits costs in excess of the levels included in then-current
          (1999) rates, and costs associated with the "provider of last resort" and standard-offer obligations for service after July 1, 2004. These costs are to be recovered through an adjustment clause or clauses commencing on July 1, 2004.

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

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     * APS will form, or cause to be formed, a separate corporate affiliate or affiliates and transfer to such affiliate(s) its competitive electric assets and services at book value as of the date of transfer, and will complete the transfer no later than December 31, 2002. Accordingly, APS plans to complete the move of such assets and services from APS to the parent company or to Pinnacle West Energy by the end of 2002, as required, although the ACC's recent establishment of a "generic" docket to consider electric industry restructuring in Arizona and the consolidation of that docket with APS' request for approval of a PPA between Pinnacle West and APS could affect APS' ability to transfer assets to Pinnacle West Energy. APS will be allowed to defer and later collect, beginning July 1, 2004, sixty-seven percent of its costs to accomplish the required transfer of generation assets to an affiliate.

     As discussed in Note 1 above, we have discontinued the application of SFAS No. 71 for our generation operations.

     PROPOSED RULE VARIANCE AND PURCHASE POWER AGREEMENT. As authorized by the 1999 Settlement Agreement, APS intends to move substantially all of its generation assets to Pinnacle West Energy no later than December 31, 2002. Commencing upon the transfer of the fossil-fueled generating assets and the receipt of certain regulatory approvals, Pinnacle West Energy expects to sell its power at wholesale to Pinnacle West's marketing and trading division, which, in turn, is expected to sell power to APS and to non-affiliated power purchasers. In a filing with the ACC on October 18, 2001, APS requested the ACC to:

     * grant APS a partial variance from an ACC rule that would obligate APS to acquire all of its customers' standard-offer, full-service generation requirements from the competitive market (with at least 50% of those requirements coming from a "competitive bidding" process) starting in 2003; and

     *    approve as just and reasonable a long-term purchase power agreement
          (PPA) between APS and Pinnacle West.

APS has requested these ACC actions to ensure ongoing reliable service to APS standard-offer, full-service customers in a volatile generation market and to recognize Pinnacle West Energy's significant investment to serve APS load. The following are the major provisions of the PPA:

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     * The PPA would run through 2015, with three optional five-year renewal terms, which renewals would occur automatically unless notice is given by either APS or Pinnacle West.

     * The PPA would provide for all of APS' anticipated standard-offer generation needs, including any necessary reserves, except for (a) those provided by APS itself through renewable resources or other generation assets retained by APS; (b) amounts that APS is obligated by law to purchase from "qualified facilities" and other forms of distributed generation; and (c) any purchased power agreements that APS cannot transfer to Pinnacle West Energy.

     * Pinnacle West would assume contractual responsibility for reliability and would supplement any potential shortfall even after full utilization of Pinnacle West Energy's dedicated generating resources.

     * Pinnacle West would supply APS standard-offer requirements through a combination of (a) APS generation assets transferred to Pinnacle West Energy; (b) certain of Pinnacle West Energy's new Arizona generation projects to be constructed during the 2001-2004 period to reliably serve APS load requirements; (c) power procured by Pinnacle West under certain "dedicated contracts"; and (d) power procured on the open market, including a competitively-bid component described below.

     * Beginning in 2003, Pinnacle West would acquire 270 MW of APS standard-offer requirements on the open market through a competitive bidding process. This competitive bid obligation would be increased by an additional 270 MW each year through 2008 (representing approximately 23% of estimated 2008 peak load).

     * Pinnacle West would charge APS based on (a) a combination of fixed and variable price components for the Pinnacle West Energy assets, subject to periodic adjustment, and (b) a pass-through of Pinnacle West's costs to procure power from the remaining sources.

     * The PPA would take effect on the latest of the following events: (a) transfer of non-nuclear generating assets from APS to Pinnacle West Energy; (b) ACC approval of the rule variance and the PPA; and (c) the FERC's acceptance of the PPA and the companion agreement between Pinnacle West and Pinnacle West Energy.

     APS is required to transfer its competitive electric assets and services to one or more corporate affiliates on or before December 31, 2002. Consistent with that requirement, APS has been addressing the legal and regulatory requirements necessary to complete the transfer of its generation assets to Pinnacle West Energy, on or before that date. In anticipation of APS' transfer of generation assets, Pinnacle West Energy has completed, and is the process of developing and planning, various generation expansion projects so that APS can reliably meet the energy requirements of its Arizona customers.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     By letter dated January 14, 2002, the Chairman of the ACC stated that "the [ACC's] Electric Competition Rules, along with the Settlement Agreements approved for APS and [Tucson Electric Company], establish the framework for the transition to a retail generation competitive market." The ACC Chairman then recommended that the ACC establish a new "generic" docket to "determine if changed circumstances require the [ACC] to take another look at electric restructuring in Arizona." Matters that would be addressed by the ACC in the new docket would include:

     * whether the ACC should continue implementation of the retail electric competition Rules adopted by the ACC in 1999 in their current form or with modifications;

     * whether the ACC should "slow the pace of the implementation of the [Rules] to provide an opportunity to consider the extent to which [Rule] modification and variance is in the public interest, including changing the direction to retail electric competition"; and

     * whether the ACC should "step back from electric industry restructuring until the [ACC] is convinced that there exists a viable competitive wholesale electric market to support retail electric competition in Arizona."

     On January 22, 2002 the ACC's Chief ALJ issued a procedural order by which a generic docket was opened. On February 8, 2002, the ACC's ALJ issued a procedural order which consolidated the ACC docket relating to APS' October 2001 filing with several other pending ACC dockets, including the generic docket. Although the order consolidates several dockets, it states that a hearing on the APS matter will commence on April 29, 2002. The order went on to state that, contrary to APS' position, the ALJ was construing the October 2001 filing as a request by APS to amend the ACC order that approved the 1999 Settlement Agreement.

     On March 22, 2002, the ACC Staff issued a report to the ACC recommending that the ACC address the following issues in the generic docket:

     * The extent and manner of the ACC's involvement in monitoring market conditions and/or mitigating the development of market power for generation and transmission;

     * The lack of guidance in the Rules regarding the mechanics of the "competitive bidding process" referenced above;

     * The consideration of alternatives to the transfer of generation assets required by the Rules (the ACC Staff stated that such transfers would be "unwise" at the present time and recommended that "all transfer and separation of utilities' assets be stayed pending the completion of the generic docket");

     * The reassessment of adjustor mechanisms for standard-offer rates in light of problems with the development of a wholesale power market; and

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     * The adequacy of customer "shopping credits" in the context of the development of a competitive retail market (a shopping credit is the cost a customer does not pay to a utility distribution company if the customer obtains generation from another party).

Although not a specific ACC Staff recommendation, the report was also critical of certain aspects of the proposed purchase power agreement between APS and Pinnacle West.

     A modification to the competition Rules or the 1999 Settlement Agreement could, among other things, adversely affect APS' ability to transfer its generation assets to Pinnacle West Energy by December 31, 2002. Pinnacle West cannot predict the outcome of the consolidated docket or its effect on the specific requests in APS' October 2001 filing, the existing Arizona electric competition rules, or the 1999 Settlement Agreement.

     RETAIL ELECTRIC COMPETITION RULES. On September 21, 1999, the ACC voted to approve Rules that provide a framework for the introduction of retail electric competition in Arizona. Under the 1999 Settlement Agreement, the Rules are to be interpreted and applied, to the greatest extent possible, in a manner consistent with the 1999 Settlement Agreement. If the two cannot be reconciled, APS must seek, and the other parties to the 1999 Settlement Agreement must support, a waiver of the Rules in favor of the 1999 Settlement Agreement. On December 8, 1999, APS filed a lawsuit to protect its legal rights regarding the Rules. This lawsuit has been dismissed.

     On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgment holding that the Rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted to the Arizona Attorney General for certification. The judgment also invalidates all ACC orders authorizing competitive electric service providers, including APSES, to operate in Arizona. We do not believe the ruling affects the 1999 Settlement Agreement. The 1999 Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to the fair value of APS' property in the order approving the 1999 Settlement Agreement. The ACC and other parties aligned with the ACC have appealed the ruling to the Arizona Court of Appeals, as a result of which the Superior Court's ruling is automatically stayed pending further judicial review. In a similar appeal concerning the issuance of competitive telecommunications CC&N's, the Arizona Court of Appeals invalidated rates for competitive carriers due to the ACC's failure to establish a fair value rate base for such carriers. That case has been appealed to the Arizona Supreme Court, where a decision is pending.

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

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     * Affected utilities must file ACC tariffs that unbundle rates for noncompetitive services.

     * The ACC shall allow a reasonable opportunity for recovery of unmitigated stranded costs.

     * Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive electric assets and services either to an unaffiliated party or to a separate corporate affiliate. Under the 1999 Settlement Agreement, APS received a waiver to allow transfer of its competitive electric assets and services to affiliates no later than December 31, 2002. APS plans to complete the move of such assets by the end of 2002, as required, although the ACC's recent establishment of a "generic" docket to consider electric industry restructuring in Arizona and the consolidation of that docket with APS' request for approval of a PPA between Pinnacle West and APS could affect APS' ability to transfer assets to Pinnacle West Energy (see "Proposed Rule Variance and Purchase Power Agreement" above).

     PROVIDER OF LAST RESORT OBLIGATION. Although the Rules allow retail customers to have access to competitive providers of energy and energy services (see "Retail Electric Competition Rules" below), APS is the "provider of last resort" for standard-offer, full-service customers under rates that have been approved by the ACC. These rates are established until July 1, 2004. The 1999 Settlement Agreement allows APS to seek adjustment of these rates in the event of emergency conditions or circumstances, such as the inability to secure financing on reasonable terms, or material changes in APS' cost of service for ACC-regulated services resulting from federal, tribal, state or local laws, regulatory requirements, judicial decisions, actions or orders. Energy prices in the western wholesale market vary and, during the course of the last two years, have been volatile. At various times, prices in the spot wholesale market have significantly exceeded the amount included in APS' current retail rates. In the event of shortfalls due to unforeseen increases in load demand or generation outages, APS may need to purchase additional supplemental power in the wholesale spot market. Unless APS is able to obtain an adjustment of its rates under the emergency provisions of the 1999 Settlement Agreement, there can be no assurance that APS would be able to fully recover the costs of this power.

     1996 REGULATORY AGREEMENT. In April 1996, the ACC approved a regulatory agreement between the ACC Staff and APS. Based on the price reduction formula authorized in the agreement, the ACC approved retail price decreases (approximate) as follows (dollars in millions):

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FEDERAL

     In June 2001, the FERC adopted a price mitigation plan that constrains the price of electricity in the wholesale spot electricity market in the western United States. The plan remains in effect until September 30, 2002. We cannot accurately predict the overall financial impact of the plan on the various aspects of our business, including our wholesale and purchased power activities.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   INCOME TAXES

INCOME TAXES

     Certain assets and liabilities are reported differently for income tax purposes than they are for financial statements. The tax effect of these differences is recorded as deferred taxes. We calculate deferred taxes using the current income tax rates.

     APS has recorded a regulatory asset related to income taxes on its balance sheets in accordance with SFAS No. 71. This regulatory asset is for certain temporary differences, primarily the allowance for equity funds used during construction. APS amortizes this amount as the differences reverse. In accordance with the 1999 Settlement Agreement, APS is continuing to accelerate its amortization of the regulatory asset for income taxes over an eight-year period that will end June 30, 2004 (see Note 1). We are including all regulatory asset amortization in depreciation and amortization expense on our consolidated statements of income. The components of income tax expense for continuing operations are (dollars in thousands):

                                                  Year Ended December 31,
                                          -------------------------------------
                                            2001          2000          1999
                                          ---------     ---------     ---------
Current
  Federal                                 $ 184,893     $ 189,779     $ 171,491
  State                                      45,845        42,306        37,501
                                          ---------     ---------     ---------
Total current                               230,738       232,085       208,992

Deferred                                    (16,939)      (38,625)      (43,886)
ITC amortization                               (264)          740       (23,514)
                                          ---------     ---------     ---------
Total expense                             $ 213,535     $ 194,200     $ 141,592
                                          =========     =========     =========

The following chart compares pretax income at the 35% federal income tax rate to income tax expense (dollars in thousands):

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   Year Ended December 31,
                                            -----------------------------------
                                              2001         2000         1999
                                            ---------    ---------    ---------
Federal income tax expense at 35%
  statutory rate                            $ 189,316    $ 173,786    $ 143,977
Increases (reductions) in tax expense
  resulting from:
  Preferred stock dividends of APS                 --           --          356
  ITC amortization                               (264)         740      (23,514)
  State income tax net of federal income
    tax benefit                                23,353       19,848       19,595
  Other                                         1,130         (174)       1,178
                                            ---------    ---------    ---------
Income tax expense                          $ 213,535    $ 194,200    $ 141,592
                                            =========    =========    =========

The components of the net deferred income tax liability were as follows (dollars in thousands):

                                                             December 31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
DEFERRED TAX ASSETS
  Deferred gain on Palo Verde Unit 2 sale-leaseback   $   25,374     $   27,056
  Risk management and trading activities                  73,043         15,002
  Other                                                  110,002         94,306
                                                      ----------     ----------
Total deferred tax assets                                208,419        136,364
                                                      ----------     ----------
DEFERRED TAX LIABILITIES
  Plant-related                                        1,069,207      1,081,637
  Regulatory asset for income taxes                      121,757        172,082
  Risk management and trading activities                  85,692         19,892
                                                      ----------     ----------
Total deferred tax liabilities                         1,276,656      1,273,611
                                                      ----------     ----------
Accumulated deferred income taxes - net               $1,068,237     $1,137,247
                                                      ==========     ==========

INVESTMENT TAX CREDIT

     Because of a 1994 rate settlement agreement, we accelerated amortization of substantially all of our ITCs over a five-year period that ended December 31, 1999.

INCOME TAX BENEFIT FROM DISCONTINUED OPERATIONS

     In 1999, the income tax benefit from discontinued operations for $38 million resulted from resolution of tax issues related to a former subsidiary, MeraBank, A Federal Savings Bank.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   LINES OF CREDIT

     APS had committed lines of credit with various banks of $250 million at December 31, 2001 and 2000, which were available either to support the issuance of commercial paper or to be used for bank borrowings. The commitment fees at December 31, 2001 and 2000 for these lines of credit were 0.09% per annum. APS had no bank borrowings outstanding under these lines of credit at December 31, 2001 and 2000.

     APS' commercial paper borrowings outstanding were $171 million at December 31, 2001 and $82 million at December 31, 2000. The weighted average interest rate on commercial paper borrowings was 4.72% for the year ended December 31, 2001 and 6.64% for the year ended December 31, 2000. By Arizona statute, APS' short-term borrowings cannot exceed 7% of its total capitalization unless approved by the ACC.

     Pinnacle West had committed lines of credit with various banks of $250 million at December 31, 2001 and 2000, which were available either to support the issuance of commercial paper or to be used for bank borrowings. The commercial paper program was launched in May 2001. The commitment fees ranged from 0.10% to 0.15% in 2001 and 2000. There were no short-term bank borrowings outstanding at December 31, 2001 and $188 million outstanding at December 31, 2000. Pinnacle West commercial paper borrowings were $235 million at December 31, 2001. The weighted average interest rate on commercial paper borrowings was 3.50% for the year ended December 31, 2001.

     SunCor had revolving lines of credit totaling $140 million at December 31, 2001 and $120 million at December 31, 2000. The commitment fees were 0.125% in 2001 and 2000. SunCor had $128 million outstanding at December 31, 2001 and $110 million outstanding at December 31, 2000. The balance is included in long-term debt on the consolidated balance sheets (see Note 6).

6.   LONG-TERM DEBT

     Borrowings under the APS mortgage bond indenture are secured by substantially all utility plant. APS also has unsecured debt. SunCor's debt is collateralized by interests in certain real property and Pinnacle West's debt is unsecured. The following table presents the components of consolidated long-term debt outstanding at December 31, 2001 and 2000:

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (dollars in thousands)

                                                                      December 31,
                                    Maturity      Interest      --------------------------
                                    Dates (a)       Rates          2001           2000
                                    ---------       -----       -----------    -----------
APS
First mortgage bonds                   2002          8.125%     $   125,000    $   125,000
                                       2004          6.625%          80,000         80,000
                                       2021          9.5%                --         45,140
                                       2021          9.0%                --         72,370
                                       2023          7.25%           54,150         70,650
                                       2024          8.75%          121,668        121,668
                                       2025          8.0%            33,075         33,075
                                       2028          5.5%            25,000         25,000
                                       2028          5.875%         154,000        154,000

Unamortized discount and premium                                   (5,266)        (5,993)
                                                   Adjustable
Pollution control bonds             2024-2034         rate(b)       386,860        476,860
Pollution control bonds                2029          3.30%(c)        90,000              -
Unsecured notes                        2004          5.875%         125,000        125,000
Unsecured notes                        2005          6.25%          100,000        100,000
Unsecured notes                        2005          7.625%         300,000        300,000
Unsecured notes                        2011          6.375%         400,000             --
                                                   Adjustable
Floating rate notes                    2001           rate(d)            --        250,000
Senior notes (e)                       2006          6.75%           83,695         83,695
Capitalized lease obligation        2001-2003        7.75%              417            709
Capitalized lease obligation           2006          5.89%              926             --
                                                                -----------    -----------
     Subtotal                                                     2,074,525      2,057,174
                                                                -----------    -----------
SUNCOR
Revolving credit                    2003-2004             (f)       128,000        110,000
Notes payable                       2001-2008             (g)         7,912          8,163
Bonds payable                          2024          5.95%            5,215          5,215
Bonds payable                          2026          6.75%            7,500             --
                                                                -----------    -----------
     Subtotal                                                       148,627        123,378
                                                                -----------    -----------
PINNACLE WEST
Revolving credit                       2001               (h)            --        188,000
Senior notes                        2003-2006             (i)       325,000         50,000

                                                   Adjustable
Floating rate notes                    2003          rate (j)       250,000             --
Capitalized lease obligation           2004          7.75%            1,066             --
                                                                -----------    -----------
     Subtotal                                                       576,066        238,000
                                                                -----------    -----------
Total long-term debt                                              2,799,218      2,418,552
     Less current maturities                                        126,140        463,469
                                                                -----------    -----------
TOTAL LONG-TERM DEBT
     LESS CURRENT
     MATURITIES                                                 $ 2,673,078    $ 1,955,083
                                                                ===========    ===========

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------
(a) This schedule does not reflect the timing of redemptions that may occur prior to maturity.
(b) The weighted-average rate for the year ended December 31, 2001 was 2.55% and for December 31, 2000 was 4.06%. Changes in short-term interest rates would affect the costs associated with this debt.
(c) In November 2001 these bonds were converted to a one year fixed rate of 3.30%. These bonds were previously adjustable rate and from January 1, 2001 until October 31, 2001 the weighted average rate was 2.72%.
(d) The weighted-average rate for the year ended December 31, 2000 was 7.33%. Interest for 2000 was based on LIBOR plus 0.72%.
(e) APS currently has outstanding $84 million of first mortgage bonds (senior note mortgage bonds) issued to the senior note trustee as collateral for the senior notes. The senior note mortgage bonds have the same interest rate, interest payment dates, maturity, and redemption provisions as the senior notes. APS' payments of principal, premium, and/or interest on the senior notes satisfy its corresponding payment obligations on the senior note mortgage bonds. As long as the senior note mortgage bonds secure the senior notes, the senior notes will effectively rank equally with the first mortgage bonds. When APS repays all of its first mortgage bonds, other than those that secure senior notes, the senior note mortgage bonds will no longer secure the senior notes and will cease to be outstanding.
(f) The weighted-average rate at December 31, 2001 was 5.31% and at December 31, 2000 was 8.61%. Interest for 2001 and 2000 was based on LIBOR plus 2% or prime plus 0.5%.
(g) Multiple notes primarily with variable interest rates based mostly on the lenders' prime plus 1.75% and lenders' prime plus .25%.
(h) The weighted-average rate at December 31, 2000 was 7.51%. Interest for 2000 was based on LIBOR plus 0.75%.
(i) Includes two series of notes: $25 million at 6.87% due in 2003 and $300 million at 6.4% due in 2006.
(j) The weighted average rate for the year ended December 31, 2001 was 4.65%. Interest for 2001 was based on LIBOR plus 0.98%.

     The Pinnacle West and APS bank agreements have financial covenants, including an interest coverage test and a debt ratio. We anticipate that we will be able to meet the covenant requirement levels.

     The following is a list of principal payments due on total long-term debt and sinking fund requirements through 2006:

     *    $125 million in 2002;
     *    $318 million in 2003;
     *    $507 million in 2004;
     *    $401 million in 2005; and
     *    $387 million in 2006.

     APS' first mortgage bondholders share a lien on substantially all utility plant assets (other than nuclear fuel and transportation equipment and other excluded assets). The mortgage bond indenture restricts the payment of common stock dividends under certain conditions. These conditions did not exist at December 31, 2001.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The parent company has issued parental guarantees and obtained surety bonds on behalf of its unregulated subsidiaries, primarily for Pinnacle West Energy's expansion plans and APSES' retail and energy business.

7.   RETIREMENT PLANS AND OTHER BENEFITS

PENSION PLAN

     Through 1999, Pinnacle West and its subsidiaries each sponsored defined benefit pension plans for their own employees. As of January 1, 2000, these plans were consolidated and now a single pension plan is sponsored by Pinnacle West for the employees of Pinnacle West and its subsidiaries. A defined benefit plan specifies the amount of benefits a plan participant is to receive using information about the participant. The plan covers nearly all of our employees. Our employees do not contribute to this plan. Generally, we calculate the benefits under this plan based on age, years of service, and pay. We fund the plan by contributing at least the minimum amount required under Internal Revenue Service regulations but no more than the maximum tax-deductible amount. The assets in the plan at December 31, 2001 were mostly domestic and international common stocks and bonds and real estate.

     Pension expense, including administrative costs and after consideration of amounts capitalized or billed to electric plant participants, was:

     *    $7 million in 2001;
     *    $2 million in 2000; and
     *    $4 million in 1999.

     The following table shows the components of net periodic pension cost before consideration of amounts capitalized or billed to electric plant participants (dollars in thousands):

                                                                2001        2000        1999
                                                              --------    --------    --------
Service cost - benefits earned during the period              $ 26,640    $ 24,955    $ 24,982
Interest cost on projected benefit obligation                   62,920      58,361      52,905
Expected return on plan assets                                 (77,340)    (77,231)    (68,335)
Amortization of:
  Transition asset                                              (3,227)     (3,227)     (3,226)
  Prior service cost                                             2,716       2,078       2,078
Net actuarial gain                                                  --      (1,633)         --
                                                              --------    --------    --------
Net periodic pension cost                                     $ 11,709    $  3,303    $  8,404
                                                              ========    ========    ========

     The following table shows a reconciliation of the funded status of the plan to the amounts recognized in the consolidated balance sheets (dollars in thousands):

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           2001         2000
                                                         ---------    ---------
Funded status - pension plan assets less than
  projected benefit obligation                           $(116,213)   $ (20,730)
Unrecognized net transition asset                          (13,554)     (16,781)
Unrecognized prior service cost                             24,465       18,558
Unrecognized net actuarial (gains)/losses                   94,952      (23,816)
                                                         ---------    ---------
Net pension liability recognized in the consolidated
  balance sheets                                         $ (10,350)   $ (42,769)
                                                         =========    =========

     The following table sets forth the defined benefit pension plan's change in projected benefit obligation for the plan years 2001 and 2000 (dollars in thousands):

                                                           2001         2000
                                                         ---------    ---------
Projected pension benefit obligation at
  beginning of year                                      $ 795,926    $ 742,638
Service cost                                                26,640       24,955
Interest cost                                               62,920       58,361
Benefit payments                                           (31,647)     (30,568)
Actuarial losses                                            18,625          540
Plan amendments                                              8,622           --
                                                         ---------    ---------
Projected pension benefit obligation at end of year      $ 881,086    $ 795,926
                                                         =========    =========

     The following table sets forth the defined benefit pension plan's change in the fair value of plan assets for the plan years 2001 and 2000 (dollars in thousands):

                                                           2001         2000
                                                         ---------    ---------
Fair value of pension plan assets at beginning of year   $ 775,196    $ 779,913
Actual gain/(loss) on plan assets                          (22,876)       1,851
Employer contributions                                      44,200       24,000
Benefit payments                                           (31,647)     (30,568)
                                                         ---------    ---------
Fair value of pension plan assets at end of year         $ 764,873    $ 775,196
                                                         =========    =========

We made the assumptions below to calculate the pension liability:

                                                            2001         2000
                                                            ----         ----
Discount rate                                               7.50%        7.75%
Rate of increase in compensation levels                     4.00%        4.25%
Expected long-term rate of return on assets                10.00%       10.00%

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE SAVINGS PLAN BENEFITS

     Through 1999, Pinnacle West and its subsidiaries each sponsored defined contribution savings plans for their own employees. As of January 1, 2000, these plans were consolidated and now a single defined contribution savings plan is sponsored by Pinnacle West for the employees of Pinnacle West and its subsidiaries. In a defined contribution plan, the benefits a participant will receive result from regular contributions they make to a participant account. Under this plan, we make matching contributions in Pinnacle West stock to participant accounts. At December 31, 2001 approximately 30% of total plan assets were in Pinnacle West stock. We recorded expenses for this plan of approximately $5 million for 2001 and $4 million for 2000 and 1999.

POSTRETIREMENT PLAN

     Through 1999, Pinnacle West and its subsidiaries each sponsored postretirement plans for their own employees. As of January 1, 2000, these plans were consolidated and now a single postretirement plan is sponsored by Pinnacle West for the employees of Pinnacle West and its subsidiaries. We provide medical and life insurance benefits to retired employees. Employees must retire to become eligible for these retirement benefits, which are based on years of service and age. For the medical insurance plans, retirees make contributions to cover a portion of the plan costs. For the life insurance plan, retirees do not make contributions to cover a portion of the plan costs. We retain the right to change or eliminate these benefits.

     Funding is based upon actuarially determined contributions that take tax consequences into account. Plan assets consist primarily of domestic stocks and bonds. The postretirement benefit expense after consideration of amounts capitalized or billed to electric plant participants, was:

     *    $6 million for 2001;
     *    $3 million for 2000; and
     *    $7 million for 1999.

     The following table shows the components of net periodic postretirement benefit costs before consideration of amounts capitalized or billed to electric plant participants (dollars in thousands):

                                                                2001        2000        1999
                                                              --------    --------    --------
Service cost - benefits earned during the period              $  9,438    $  8,613    $  8,939
Interest cost on accumulated benefit obligation                 21,585      19,315      17,366
Expected return on plan assets                                 (21,985)    (22,381)    (18,454)
Amortization of:
  Transition obligation                                          7,698       7,698       7,698
  Net actuarial gains                                           (4,066)     (7,983)     (5,117)
                                                              --------    --------    --------
Net periodic postretirement benefit cost                      $ 12,670    $  5,262    $ 10,432
                                                              ========    ========    ========

     The following table shows a reconciliation of the funded status of the plan to the amounts recognized in the consolidated balance sheets (dollars in thousands):

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             2001        2000
                                                           --------    --------
Funded status - postretirement plan assets less
  than projected benefit obligation                        $(80,544)   $(14,851)
Unrecognized net obligation at transition                    84,748      92,446
Unrecognized net actuarial gains                             (8,606)    (81,280)
                                                           --------    --------
Net postretirement amount recognized in the balance
  sheets                                                   $ (4,402)   $ (3,685)
                                                           ========    ========

     The following table sets forth the postretirement benefit plan's change in accumulated benefit obligation for the plan years 2001 and 2000 (dollars in thousands):

                                                             2001        2000
                                                           --------    --------
Accumulated postretirement benefit obligation at
  beginning of year                                        $264,006    $231,989
Service cost                                                  9,438       8,613
Interest cost                                                21,585      19,315
Benefit payments                                            (10,194)     (8,905)
Actuarial losses                                             33,520      12,994
                                                           --------    --------
Accumulated postretirement benefit obligation at
  end of year                                              $318,355    $264,006
                                                           ========    ========

     The following table sets forth the postretirement benefit plan's change in the fair value of plan assets for the plan years 2001 and 2000 (dollars in thousands):

                                                             2001        2000
                                                           --------    --------
Fair value of postretirement plan assets at beginning
  of year                                                  $249,154    $257,538
Actual loss on plan assets                                  (12,550)     (4,436)
Employer contributions                                       11,400       4,958
Benefit payments                                            (10,194)     (8,906)
                                                           --------    --------
Fair value of postretirement plan assets at the
  end of year                                              $237,810    $249,154
                                                           ========    ========

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We made the assumptions below to calculate the postretirement liability:

                                                             2001        2000
                                                           --------    --------
Discount rate                                                7.50%       7.75%
Expected long-term rate of return on assets - after tax      8.86%       8.77%
Initial health care cost trend rate - under age 65           7.00%       7.00%
Initial health care cost trend rate - age 65 and over        7.00%       6.00%
Ultimate health care cost trend rate                         5.00%       5.00%
Year ultimate health care trend rate is reached              2006        2002

     The following table shows the effect of a 1% increase or decrease in the health care cost trend rate (dollars in millions):

                                                       1% increase   1% decrease
                                                       -----------   -----------
Effect on 2001 cost of postretirement benefits
  other than pensions                                     $   6         $  (5)
Effect on the accumulated postretirement benefit
  obligation at December 31, 2001                         $  54         $ (43)

8.   LEASES

     In 1986, APS sold about 42% of its share of Palo Verde Unit 2 and certain common facilities in three separate sale-leaseback transactions. APS accounts for these leases as operating leases. The gain of approximately $140 million was deferred and is being amortized to operations expense over 29.5 years, the original term of the leases. There are options to renew the leases for two additional years and to purchase the property for fair market value at the end of the lease terms. Consistent with the ratemaking treatment, an amount equal to the annual lease payments is included in rent expense. A regulatory asset is recognized for the difference between lease payments and rent expense calculated on a straight-line basis. See Note 2 for a discussion of special purpose entities, including the special purpose entities involved in the Palo Verde sale-leaseback transactions.

     The average amounts to be paid for the Palo Verde Unit 2 leases are approximately $49 million per year for the years 2002-2015.

     In accordance with the 1999 Settlement Agreement, APS is continuing to accelerate amortization of the regulatory asset for leases over an eight-year period that will end June 30, 2004 (see Note 1). All regulatory asset amortization is included in depreciation and amortization expense in the consolidated statements of income. The balance of this regulatory asset at December 31, 2001 was $24 million.

     In December 2000, APS purchased Units 1, 2, and 3 of West Phoenix Power Plant, which was previously leased under a capitalized lease obligation.

     In addition, we lease certain land, buildings, equipment, and miscellaneous other items through operating rental agreements with varying terms, provisions, and expiration dates.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Total lease expense was $56 million in 2001, $58 million in 2000, and $52 million in 1999.

     Estimated future minimum lease commitments, are approximately as follows (dollars in millions):


                     Year
                     2002                           $  68
                     2003                              66
                     2004                              65
                     2005                              64
                     2006                              63
                     Thereafter                       543
                                                    -----
                     Total future
                       commitments                  $ 869
                                                    =====

9. JOINTLY-OWNED FACILITIES

     APS shares ownership of some of its generating and transmission facilities with other companies. The following table shows APS' interest in those jointly-owned facilities recorded on the consolidated balance sheets at December 31, 2001. APS' share of operating and maintaining these facilities is included in the income statement in operations and maintenance expense. Each participant is entitled to its share of power generated.

                                           PERCENT                                    CONSTRUCTION
                                           OWNED BY      PLANT IN     ACCUMULATED        WORK IN
                                             APS          SERVICE     DEPRECIATION      PROGRESS
                                           --------      --------     ------------    ------------
                                                          (dollars in thousands)
Generating Facilities:
  Palo Verde Nuclear Generating Station
    Units 1 and 3                            29.1%      $1,822,369      $(862,880)       $10,984
  Palo Verde Nuclear Generating Station
    Unit 2 (see Note 8)                      17.0%         571,217       (278,234)        46,284
  Four Corners Steam Generating Station
    Units 4 and 5                            15.0%         150,298        (78,983)           503
  Navajo Steam Generating Station
    Units 1, 2, and 3                        14.0%         235,409       (104,189)         1,044
  Cholla Steam Generating Station
    Common Facilities (a)                    62.8%(b)       74,356        (41,555)         1,093
Transmission Facilities:
  ANPP 500KV System                          35.8%(b)       67,911        (24,293)           405
  Navajo Southern System                     31.4%(b)       27,053        (16,833)           202
  Palo Verde-Yuma 500KV System               23.9%(b)        9,685         (4,029)             8
  Four Corners Switchyards                   27.5%(b)        3,071         (1,945)            --
  Phoenix-Mead System                        17.1%(b)       36,418         (2,766)            --
  Palo Verde - Estrella 500KV System         50.0%(b)           --             --          2,215

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------
(a) PacifiCorp owns Cholla Unit 4 and APS operates the unit for PacifiCorp. The common facilities at the Cholla Plant are jointly-owned.
(b)  Weighted average of interests.

10.  COMMITMENTS AND CONTINGENCIES

ENRON

     We recorded charges totaling $21 million before income taxes for exposure to Enron and its affiliates in the fourth quarter of 2001. This amount is comprised of a $15 million reserve for the Company's net exposure to Enron and its affiliates, and additional expenses of $6 million primarily related to 2002 power contracts with Enron that were canceled.

POWER SERVICE AGREEMENT

     By letter dated March 7, 2001, Citizens, which owns a utility in Arizona, advised APS that it believes APS has overcharged Citizens by over $50 million under a power service agreement. APS believes that its charges under the agreement were fully in accordance with the terms of the agreement. In addition, in testimony filed with the ACC on March 13, 2002, Citizens acknowledged that, based on its review, "if Citizens filed a complaint with FERC, it probably would lose the central issue in the contract interpretation dispute." APS and Citizens terminated the power service agreement effective July 15, 2001. In replacement of the power service agreement, the Company and Citizens entered into a power sale agreement under which the Company will supply Citizens with specified amounts of electricity and ancillary services through May 31, 2008. This new agreement does not address issues previously raised by Citizens with respect to charges under the original power service agreement through June 1, 2001.

SUNCOR

     On March 15, 2001, a jury returned a verdict against SunCor in the amount of $28.6 million, $25.7 million of which represented a punitive damage award, in a lawsuit in Maricopa County, Arizona, Superior Court entitled SunCor Development Company v. Bergstrom Corporation, CV 98-11472. The verdict was based on the Bergstrom Corporation's claims that it was defrauded in connection with the acquisition of approximately ten acres of land in a SunCor commercial development and a subsequent settlement agreement relating to those claims. On December 14, 2001, the Court ruled that the jury award was constitutionally excessive and reduced the punitive damage award to $5 million. Following this ruling, SunCor settled the matter for an amount that did not have a material impact on our 2001 results of operations.

PALO VERDE NUCLEAR GENERATING STATION

     Nuclear power plant operators are required to enter into spent fuel disposal contracts with DOE, and DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Act required DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before 2010, and that it does not intend to begin accepting spent fuel prior to that date. In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and DOE's delay, a number of utilities filed damages actions against DOE in the Court of Federal Claims.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In February 2002 the Secretary of Energy recommended to President Bush that the Yucca Mountain, Nevada site be developed as a permanent repository for spent nuclear fuel. The President transmitted this recommendation to Congress. A congressional decision on this issue is expected sometime during mid-summer 2002. We cannot currently predict what further steps will be taken in this area.

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

     APS currently estimates that it will incur $407 million (in 2001 dollars) over the life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. As of December 31, 2001, APS had recorded a liability and regulatory asset of $43 million for on-site interim nuclear fuel storage costs related to nuclear fuel burned to date.

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

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FUEL AND PURCHASED POWER COMMITMENTS

     APS and Pinnacle West are parties to various fuel and purchased power contracts with terms expiring from 2002 through 2021 that include required purchase provisions. We estimate the contract requirements to be approximately $270 million in 2002; $124 million in 2003; $80 million in 2004; $65 million in 2005; and $68 million in 2006. However, this amount may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances.

COAL MINE RECLAMATION OBLIGATIONS

     APS must reimburse certain coal providers for amounts incurred for coal mine reclamation. APS estimates its share of the total obligation to be about $103 million. The portion of the coal mine reclamation obligation related to coal already burned is about $59 million at December 31, 2001 and is included in deferred credits-other in the consolidated balance sheets.

     A regulatory asset has been established for amounts not yet recovered from ratepayers related to the coal obligations. In accordance with the 1999 Settlement Agreement with the ACC, APS is continuing to accelerate the amortization of the regulatory asset for coal mine reclamation over an eight-year period that will end June 30, 2004. Amortization is included in depreciation and amortization expense on the statements of income.

CALIFORNIA ENERGY MARKET ISSUES AND REFUNDS IN THE PACIFIC NORTHWEST

     SCE and PG&E have publicly disclosed that their liquidity has been materially and adversely affected because of, among other things, their inability to pass on to ratepayers the prices each has paid for energy and ancillary services procured through the PX and the ISO.

     We are closely monitoring developments in the California energy market and the potential impact of these developments on us and our subsidiaries. We have evaluated, among other things, SCE's role as a Palo Verde and Four Corners participant; APS' transactions with the PX and the ISO; contractual relationships with SCE and PG&E; APSES' retail transactions involving SCE and PG&E; and marketing and trading exposures. Based on our evaluations, we have reserved $10 million before income taxes for our credit exposure related to the California energy situation, $5 million of which was recorded in the fourth quarter of 2000 and $5 million of which was recorded in first quarter of 2001. We cannot predict with certainty, however, the impact that any future resolution or attempted resolution, of the California energy market situation may have on us or our subsidiaries or the regional energy market in general.

     In July 2001, the FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. This order calls for a hearing, with findings of fact due to the FERC after the California ISO and PX provide necessary historical data. The FERC also ordered an evidentiary proceeding to discuss and evaluate possible refunds for the Pacific Northwest. The ALJ at the FERC in charge of that evidentiary proceeding made an initial finding that no refunds were appropriate. The Pacific Northwest issues will now be addressed by the FERC Commissioners. Although the FERC has not yet made a final ruling in the Pacific Northwest matter or calculated the specific refund amounts due in California, we do not expect that the resolution of these issues, as to the amounts alleged in the proceedings, will have a material adverse impact on our financial position, results of operations or liquidity.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On March 19, 2002, the State of California filed a complaint with the FERC alleging that wholesale sellers of power and energy, including Pinnacle West, failed to properly file rate information at the FERC in connection with sales to California from 2000 to the present. State of California v. British Columbia Power Exchange et. al., Docket No. EL02-71-000. The complaint requests the FERC to require the wholesale sellers to refund any rates that are "found to exceed just and reasonable levels." The complaint indicates that Pinnacle West sold approximately $106 million of power to the California Department of Water Resources from January 17, 2001 to October 31, 2001 and does not allege any amount above "just and reasonable levels." We believe that the claims as they relate to Pinnacle West are without merit.

CONSTRUCTION PROGRAM

     Consolidated capital expenditures in 2002 are estimated to be (dollars in millions):

         APS                                                $   498
         Pinnacle West Energy                                   411
         SunCor                                                  79
         Other (primarily APSES and
              Pinnacle West)                                     35
                                                            -------
                  Total                                     $ 1,023
                                                            =======

GENERATION EXPANSION

     Pinnacle West Energy has completed or announced plans to build about 3,420 MW of natural gas-fired generating capacity from 2000 through 2007 at an estimated cost of about $1.9 billion. This does not reflect an expected reimbursement in 2004 by SNWA of $100 million of Pinnacle West Energy's cumulative capital expenditures in the Silverhawk project in exchange for SNWA's purchase of a 25% interest in the project. Our expansion plan will be sized to meet native load growth, cash flow and market conditions. Pinnacle West Energy is currently funding its capital requirements through capital infusions from Pinnacle West, which finances those infusions through debt financings and internally-generated cash. As Pinnacle West Energy develops and obtains additional generation assets, including APS' existing generation assets, Pinnacle West Energy expects to fund its capital requirements through internally-generated cash and its own debt issuances.

     Pinnacle West Energy has completed or is currently planning the following projects:

     * A 650 MW expansion of the West Phoenix Power Plant in Phoenix. The 120 MW West Phoenix Unit 4 began commercial operation on June 1, 2001. Construction has begun on the 530 MW West Phoenix Unit 5, with commercial operation expected to begin in mid-2003.

     * The construction of a four-unit combined cycle 2,120 MW generating station near Palo Verde, called Redhawk. Construction of Units 1 and 2 began in December 2000, and commercial operation is currently scheduled for the summer of 2002. Although Pinnacle West Energy currently plans to bring Units 3 and 4 on line in or before the first

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          quarter of 2007, equipment procurement, engineering and construction plans will allow for these units to come on line as early as 2005 if warranted by market conditions.

     * The construction of an 80 MW simple-cycle power plant at Saguaro in Southern Arizona. Commercial operation is currently scheduled for the summer of 2002.

     * Development of an electric generating station 20 miles north of Las Vegas, Nevada. Construction of the 570 MW Silverhawk combined-cycle plant is expected to begin in the spring of 2002, with an expected commercial operation date of mid-2004. Pinnacle West Energy has signed a 25% participation agreement with Las Vegas-based SNWA.

     * A Pinnacle West Energy affiliate is exploring the possibility of creating an underground natural gas storage facility on Company-owned land west of Phoenix. A feasibility study is in progress to determine if the proposed acreage can support a natural gas storage cavern.

LITIGATION

     We are party to various claims, legal actions, and complaints arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial statements or liquidity.

11.  NUCLEAR DECOMMISSIONING COSTS

     APS recorded $11 million for nuclear decommissioning expense in each of the years 2001, 2000, and 1999. APS estimates it will cost about $1.8 billion ($506 million in 2001 dollars) to decommission its share of the three Palo Verde units. The majority of decommissioning costs are expected to be incurred over a 14-year period beginning in 2024. APS charges decommissioning costs to expense over each unit's operating license term and includes them in the accumulated depreciation balance until each unit is retired. Nuclear decommissioning costs are recovered in rates.

     APS' current estimates are based on a 2001 site-specific study for Palo Verde that assumes the prompt removal/dismantlement method of decommissioning. An independent consultant prepared this study. APS is required to update the study every three years.

     To fund the costs APS expects to incur to decommission the plant, APS established external decommissioning trusts in accordance with NRC regulations. APS invests the trust funds primarily in fixed income securities and domestic stock and classifies them as available for sale. Realized and unrealized gains and losses are reflected in accumulated depreciation in accordance with industry practice. The following table shows the cost and fair value of our nuclear decommissioning trust fund assets which are reported in investments and other assets on the consolidated balance sheets at December 31, 2001 and 2000 (dollars in millions):

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  2001           2000
                                                 ------         ------
          Trust fund assets - at cost
                Fixed income securities          $  103         $   94
                Domestic stock                       61             52
                                                 ------         ------
          Total                                  $  164         $  146
                                                 ======         ======

          Trust fund assets - fair value
                Fixed income securities          $  106         $   97
                Domestic stock                       96            100
                                                 ------         ------
          Total                                  $  202         $  197
                                                 ======         ======

     See Note 2 for information on a new accounting standard on accounting for certain liabilities related to closure or removal of long-lived assets.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Consolidated quarterly financial information for 2001 and 2000 is as follows:

                (dollars in thousands, except per share amounts)

                                                             2001
                                     -----------------------------------------------------
QUARTER ENDED                        March 31       June 30     September 30   December 31
                                     --------       -------     ------------   -----------
Operating revenues (a)
  Electric                          $  906,494     $1,261,358    $1,531,005     $  683,608
  Real estate                           32,335         32,454        43,024         61,095
Operating income                    $  136,063     $  138,888    $  298,606     $  101,070
Income from continuing
  operations                        $   62,205     $   66,857    $  162,499     $   35,806

Cumulative effect of change in
  accounting - net of income tax        (2,755)            --       (12,446)            --
                                    ----------     ----------    ----------     ----------
Net income                          $   59,450     $   66,857    $  150,053     $   35,806
                                    ==========     ==========    ==========     ==========
Earnings (loss) per weighted
  average common share
  outstanding - basic
    Continuing operations - basic   $     0.73     $     0.79    $     1.92     $     0.42
    Cumulative effect of change
      in accounting - basic              (0.03)            --         (0.15)            --
                                    ----------     ----------    ----------     ----------

Earnings per weighted average
  common share outstanding-
  basic                             $     0.70     $     0.79    $     1.77     $     0.42
                                    ==========     ==========    ==========     ==========

Continuing operations - diluted     $     0.73     $     0.79    $     1.91     $     0.42
Cumulative effect of change
  in accounting - diluted                (0.03)            --         (0.14)            --
                                    ----------     ----------    ----------     ----------

Earnings per weighted average
  common share outstanding -
  diluted                           $     0.70     $     0.79    $     1.77     $     0.42
                                    ==========     ==========    ==========     ==========

Dividends declared per share        $    0.375     $    0.375    $    0.375     $     0.40

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (dollars in thousands, except per share amounts)

                                                    2000
                               ------------------------------------------------
QUARTER ENDED                  March 31     June 30    September 30  December 31
                               ---------   ---------    ----------    ---------
Operating revenues (a)
  Electric                     $ 446,228   $ 720,174    $1,567,960    $ 797,448
  Real estate                     41,889      36,374        39,396       40,706
Operating income               $  91,565   $ 190,942    $  241,264    $ 117,976
Net income                     $  54,070   $  89,901    $  116,049    $  42,312

Earnings per weighted average
common share outstanding
  Net income - basic           $    0.64   $    1.06    $     1.37    $    0.50
  Net income - diluted         $    0.64   $    1.06    $     1.37    $    0.50
Dividends declared per share   $    0.35   $    0.35    $     0.35    $   0.375

----------
(a) Electric revenues are seasonal in nature, with the peak sales periods generally occurring during the summer months. Comparisons among quarters of a year may not represent overall trends and changes in operations.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     We believe that the carrying amounts of our cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 2001 and 2000 due to their short maturities.

     We hold investments in debt and equity securities for purposes other than trading. The December 31, 2001 and 2000 fair values of such investments, which we determine by using quoted market values, approximate their carrying amount.

     On December 31, 2001, the carrying value of our long-term debt (excluding a capitalized lease obligation) was $2.80 billion, with an estimated fair value of $2.82 billion. The carrying value of our long-term debt (excluding a capitalized lease obligation) was $2.42 billion on December 31, 2000, with an estimated fair value of $2.48 billion. The fair value estimates are based on quoted market prices of the same or similar issues.

14.  EARNINGS PER SHARE

     The following table presents earnings per weighted average common share outstanding (EPS):

                                                 2001        2000        1999
                                                -------     -------     -------
Basic EPS:
  Continuing operations                         $  3.86     $  3.57     $  3.18
  Discontinued operations                            --          --        0.45
  Extraordinary charge                               --          --       (1.65)
  Cumulative effect of change in
    accounting                                    (0.18)         --          --
                                                -------     -------     -------
Earnings per share-basic                        $  3.68     $  3.57     $  1.98
                                                =======     =======     =======
Diluted EPS:
  Continuing operations                         $  3.85     $  3.56     $  3.17
  Discontinued operations                            --          --        0.45
  Extraordinary charge                               --          --       (1.65)

  Cumulative effect of change in
    accounting                                    (0.17)         --          --
                                                -------     -------     -------
Earnings per share-diluted                      $  3.68     $  3.56     $  1.97
                                                =======     =======     =======

     Dilutive stock options increased average common shares outstanding by 212,491 shares in 2001, 202,738 shares in 2000, and 291,392 shares in 1999.
Total average common shares outstanding for the purposes of calculating diluted earnings per share were 84,930,140 shares in 2001, 84,935,282 shares in 2000, and 85,008,527 shares in 1999.

     Options to purchase 212,562 shares of common stock were outstanding at December 31, 2001 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Options to purchase shares of common stock that were not included in the computation of diluted EPS were 517,614 at December 31, 2000 and 506,734 at December 31, 1999.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  STOCK-BASED COMPENSATION

     Pinnacle West offers two stock incentive plans for officers and key employees of our company and our subsidiaries.

     One of the plans (1994 plan) provides for the granting of new options (which may be non-qualified stock options or incentive stock options) of up to
3.5 million shares at a price per option not less than the fair market value on the date the option is granted. The other plan (1985 plan) includes outstanding options but no new options will be granted from the plan. Options vest one-third of the grant per year beginning one year after the date the option is granted and expire ten years from the date of the grant. The plan also provides for the granting of any combination of shares of restricted stock, stock appreciation rights or dividend equivalents.

     The awards outstanding under the incentive plans at December 31, 2001 are 1,832,725 non-qualified stock options, 237,833 shares of restricted stock, and no incentive stock options, stock appreciation rights or dividend equivalents.

     SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, that a company record compensation expense based on the fair value of options granted (the fair value method). We continue to recognize expense based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     If we had recorded compensation expense based on the fair value method, our net income and earnings per share would have been reduced to the following pro forma amounts (dollars in thousands):

                                             2001          2000          1999
                                           ---------     ---------     ---------
Net income
  As reported                              $ 312,166     $ 302,332     $ 167,887
  Pro forma (fair value method)            $ 309,800     $ 301,102     $ 166,913
Earnings per share - basic
  As reported                              $    3.68     $    3.57     $    1.98
  Pro forma (fair value method)            $    3.66     $    3.55     $    1.97

     In order to present the pro forma information above, we calculated the fair value of each fixed stock option in the incentive plans using the Black-Scholes option-pricing model. The fair value was calculated based on the date the option was granted. The following weighted-average assumptions were also used in order to calculate the fair value of the stock options:

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             2001          2000          1999
                                           ---------     ---------     ---------
Risk-free interest rate                      4.08%         5.81%         5.68%
Dividend yield                               3.70%         3.48%         3.33%
Volatility                                  27.66%        32.00%        20.50%
Expected life (months)                         60            60            60

     The following table is a summary of the status of our stock option plans as of December 31, 2001, 2000, and 1999 and changes during the years ending on those dates:

                                      2001                   2000                    1999
                                    Weighted               Weighted                Weighted
                                     Average                Average                 Average
                          2001      Exercise     2000      Exercise      1999      Exercise
                         Shares      Price      Shares       Price      Shares       Price
                        ---------    ------    ---------     ------    ---------     ------
Outstanding at
  beginning of year     1,569,171    $37.55    1,441,124     $33.45    1,563,512     $27.95
Granted                   444,200     42.55      451,450      43.28      458,450      35.95
Exercised                (162,229)    28.53     (283,819)     20.90     (516,838)     18.19
Forfeited                 (18,417)    41.67      (39,584)     39.86      (64,000)     40.36
                        ---------              ---------               ---------

Outstanding at end
  of year               1,832,725     39.52    1,569,171      37.55    1,441,124      33.45
                        ---------              ---------               ---------
Options exercisable
  at year-end             926,315     37.41      831,537      34.37      835,381      29.69
                        ---------              ---------               ---------
Weighted average
  fair value of
  options granted
  during the year                      8.84                   11.81                    7.05

     The following table summarizes information about our stock option plans at December 31, 2001:

                                                   Weighted
                                                    Average                    Weighted
                                    Weighted       Remaining                    Average
    Exercise         Options         Average        Contract       Options     Exercise
Prices Per Share   Outstanding   Exercise Price   Life (Years)   Exercisable     Price
----------------   -----------   --------------   ------------   -----------   --------
  $14.03-18.71         15,150        $18.09            0.5          15,150      $18.09
   18.71-23.39         88,284         20.53            2.3          88,284       20.53
   23.39-28.07         78,167         27.39            4.6          64,834       27.44
   28.07-32.75         72,250         31.44            4.8          72,250       31.44
   32.75-37.42        285,024         34.69            7.7         165,245       34.69
   37.42-42.10        217,500         40.15            6.1         175,500       39.95
   42.10-46.78      1,076,350         43.96            8.8         345,052       45.70
                   ----------                                     --------
                    1,832,725                                      926,315
                   ==========                                     ========

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  BUSINESS SEGMENTS

     We have two principal business segments (determined by products, services and regulatory environment) which consist of regulated retail electricity business and related activities (retail business segment) and competitive business activities (marketing and trading segment). Our retail business segment currently includes activities related to electricity transmission and distribution, as well as electricity generation. Our marketing and trading business segment currently includes activities related to wholesale marketing and trading and APSES' competitive energy services.

     These reportable segments reflect a change in the reporting of our segment information. Before the fourth quarter of 2001, we had two segments (generation and delivery). The "generation segment" information combined our marketing and trading activities with our generation of electricity activities. The "delivery segment" included transmission and distribution activities.

     In the fourth quarter of 2001, APS filed with the ACC a proposed rule variance and purchase power agreement with the ACC (see Note 3) that inherently views our business in the new reportable segments described above. Internal management reporting has been changed to reflect this alignment. The corresponding information for earlier periods has been restated. The other amounts include activity relating to the parent company and other subsidiaries including SunCor and El Dorado. Financial data for the business segments is provided as follows (dollars in millions):

                                     Business Segments for the Year Ended December 31, 2001
                                     ------------------------------------------------------
                                                     Marketing
                                                        and
                                        Retail        Trading        Other         Total
                                        -------       -------       -------       -------
Operating revenues                      $ 2,562       $ 1,820       $   169       $ 4,551
Purchased power and fuel costs            1,161         1,503            --         2,664
Other operating expenses                    602            32           156           790
                                        -------       -------       -------       -------
  Operating margin                          799           285            13         1,097
Depreciation and amortization               423             1             4           428
Interest and other expenses                 124            --             4           128
                                        -------       -------       -------       -------
  Pretax margin                             252           284             5           541
Income taxes                                100           112             2           214
                                        -------       -------       -------       -------
Income from continuing operations           152           172             3           327

Cumulative effect of change in
  accounting for derivatives - net of
  income taxes of $10                       (15)           --            --           (15)
                                        -------       -------       -------       -------
Net income                              $   137       $   172       $     3       $   312
                                        =======       =======       =======       =======
Total assets                            $ 6,938       $   556       $   488       $ 7,982
                                        =======       =======       =======       =======
Capital expenditures                    $ 1,004       $    23       $   102       $ 1,129
                                        =======       =======       =======       =======

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     Business Segments for the Year Ended December 31, 2000
                                     ------------------------------------------------------
                                                     Marketing
                                                        and
                                        Retail        Trading        Other         Total
                                        -------       -------       -------       -------
Operating revenues                      $ 2,539       $   993       $   158       $ 3,690
Purchased power and fuel costs            1,066           867            --         1,933
Other operating expenses                    538            21           126           685
                                        -------       -------       -------       -------
  Operating margin                          935           105            32         1,072
Depreciation and amortization               425             1             5           431
Interest and other expenses                 141            --             4           145
                                        -------       -------       -------       -------
Pretax margin                               369           104            23           496
Income taxes                                144            41             9           194
                                        -------       -------       -------       -------
  Net income                            $   225       $    63       $    14       $   302
                                        =======       =======       =======       =======
Total assets                            $ 6,326       $   386       $   451       $ 7,163
                                        =======       =======       =======       =======
Capital expenditures                    $   665       $    --       $    50       $   715
                                        =======       =======       =======       =======

                                     Business Segments for the Year Ended December 31, 1999
                                     ------------------------------------------------------
                                                     Marketing
                                                        and
                                        Retail        Trading        Other         Total
                                        -------       -------       -------       -------
Operating revenues                      $ 1,916       $   377       $   130       $ 2,423
Purchased power and fuel costs              433           360            --           793
Other operating expenses                    549             9            95           653
                                        -------       -------       -------       -------
  Operating margin                          934             8            35           977
Depreciation and amortization               417            --             3           420
Interest and other expenses                 142            --             3           145
                                        -------       -------       -------       -------
  Pretax margin                             375             8            29           412
Income taxes                                129             3            10           142
                                        -------       -------       -------       -------
Income from continuing operations           246             5            19           270
Income tax benefit from
  discontinued operations                    38            --            --            38

Extraordinary charge - net of
  income taxes of $94                      (140)           --            --          (140)
                                        -------       -------       -------       -------
  Net income                            $   144       $     5       $    19       $   168
                                        =======       =======       =======       =======
Capital expenditures                    $   353       $    --       $   126       $   479
                                        =======       =======       =======       =======

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  DERIVATIVE INSTRUMENTS

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal and emissions allowances. We employ established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodity. In addition, subject to specified risk parameters established by the Board of Directors and monitored by the Energy Risk Management Committee, we engage in trading activities intended to profit from market price movements.

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including one counterparty for which a worst case exposure represents approximately 50% of our $267 million of risk management and trading assets as of December 31, 2001. We use a risk management process to assess and monitor the financial exposure of this and all other counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, including the counterparty noted above, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities, and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Credit reserves are established representing our estimated credit losses on our overall exposure to counterparties. See Note 1 for a discussion of our credit reserve policy.

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheets and measure those instruments at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of other comprehensive income), depending on whether or not the derivative meets specific hedge accounting criteria. Hedge effectiveness is measured based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness is recognized immediately in net income. This new standard may result in additional volatility in our net income and comprehensive income.

     As a result of adopting SFAS No. 133, we recognized $118 million of derivative assets and $16 million of derivative liabilities in our consolidated balance sheets as of January 1, 2001. Also as of January 1, 2001, we recorded a $3 million after-tax loss in net income and a $64 million after-tax gain in equity (as a component of other comprehensive income), both as a cumulative effect of a change in accounting principle. The gain resulted from unrealized gains on cash flow hedges.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In June 2001, the FASB issued new guidance related to electricity contracts. The effective date of this new guidance was July 1, 2001. As of July 1, 2001, we recorded an additional $12 million after-tax loss in net income and an additional $8 million after-tax gain in equity (as a component of other comprehensive income), as a result of adopting the new guidance related to electricity contracts. The loss resulted primarily from electricity options contracts. The gain resulted from unrealized gains on cash flow hedges. The impact of the new guidance is reflected in net income and other comprehensive income as a cumulative effect of change in accounting principle.

     In December 2001, the FASB issued revised guidance on the accounting for electricity contracts with option characteristics and the accounting for contracts that combine a forward contract and a purchased option contract. The effective date for the revised guidance is April 1, 2002. We are currently evaluating the new guidance to determine what impact, if any, it will have on our financial statements.

     The change in derivative fair value included in the consolidated statements of income for the year ending December 31, 2001 is comprised of the following (dollars in thousands):

                                                             December 31,
                                                                 2001
                                                             ------------
Ineffective portion of derivatives
  qualifying for hedge accounting (a)                          $ (8,371)

Discontinuance of cash flow hedges for
  forecasted transactions that will not
  occur                                                          (9,525)

Reclassification of mark-to-market losses
  to realized                                                    25,948
                                                               --------
Total                                                          $  8,052
                                                               ========

----------
(a) Time value component of options excluded from assessment of hedge effectiveness.

     As of December 31, 2001, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is thirty-six months. During the twelve months ended December 31, 2002, we estimate that a net loss of $23 million before income taxes will be reclassified from accumulated other comprehensive loss as an offset to the effect on earnings of market price changes for the related hedged transaction.

     The following table summarizes our assets and liabilities from risk management and trading activities related to trading and system (retail and traditional wholesale activities) as of December 31, 2001 and 2000 (dollars in thousands):

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2001

                     Current                   Current        Other            Net
                     Assets    Investments   Liabilities   Liabilities   Asset/(Liability)
                    ---------  -----------   -----------   -----------   -----------------
Mark-to-
  market:
    Trading         $  56,876   $ 148,457     $ (14,154)    $ (53,253)      $ 137,926
    System             10,097          --       (21,840)      (95,159)       (106,902)

Trading - at
    cost                   --      51,894            --       (59,164)         (7,270)
                    ---------   ---------     ---------     ---------       ---------
Total               $  66,973   $ 200,351     $ (35,994)    $(207,576)      $  23,754
                    =========   =========     =========     =========       =========

December 31, 2000

                     Current                   Current        Other            Net
                     Assets    Investments   Liabilities   Liabilities   Asset/(Liability)
                    ---------  -----------   -----------   -----------   -----------------
Trading - mark-
  to-market         $  17,506   $  32,955     $ (37,179)    $    (877)      $  12,405

Trading - at
  cost                     --          --            --       (13,834)        (13,834)
                    ---------   ---------     ---------     ---------       ---------
Total               $  17,506   $  32,955     $ (37,179)    $ (14,711)      $  (1,429)
                    =========   =========     =========     =========       =========

     Net gains and losses on instruments utilized for trading activities are recognized in marketing and trading revenues on a current basis (the mark-to-market method). Trading positions are measured at fair value as of the balance sheet date. The unrealized trading gains recognized in marketing and trading revenues were $127 million for the year ended December 31, 2001 and $14 million for the year ended December 31, 2000.

18.  SUBSEQUENT EVENTS

     On February 8, 2002, Pinnacle West issued $215 million of 4.5% Notes due 2004. On March 1, 2002, APS issued $375 million of 6.50% Notes due 2012. On March 15, 2002, APS announced the redemption on April 15, 2002 of approximately $125 million of its First Mortgage Bonds, 8.75% Series due 2024.

     On March 19, 2002, the State of California filed a complaint with the FERC alleging that wholesale sellers of power and energy, including Pinnacle West, failed to properly file rate information at the FERC in connection with sales to California from 2000 to the present. State of California v. British Columbia Power Exchange et. al., Docket No. EL02-71-000. The complaint requests the FERC to require the wholesale sellers to refund any rates that are "found to exceed just and reasonable levels." The complaint indicates that Pinnacle West sold approximately $106 million of power to California Department of Water Resources from January 17, 2001 to October 31, 2001 and does not allege any amount above "just and reasonable levels." We believe that the claims as they relate to Pinnacle West are without merit.

     See Note 3 for information relating to the March 22, 2002 ACC Staff report addressing issues in the generic docket.

                        PINNACLE WEST CAPITAL CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                    Additions
                                                              ----------------------
                                  Balance at   Charged to     Charged                     Balance
                                  beginning     cost and      to other                   at end of
          Description             of period     expenses      accounts    Deductions       Period
          -----------              -------       -------       -------      -------        -------
                                                       (dollars in thousands)
                              YEAR ENDED DECEMBER 31, 2001
Real Estate Valuation Reserves     $ 2,000       $    --       $    --      $    --(a)     $ 2,000

                              YEAR ENDED DECEMBER 31, 2000
Real Estate Valuation Reserves     $ 8,000       $    --       $    --      $ 6,000(a)     $ 2,000

                              YEAR ENDED DECEMBER 31, 1999
Real Estate Valuation Reserves     $15,000       $    --       $    --      $ 7,000(a)     $ 8,000

                              YEAR ENDED DECEMBER 31, 2001
Reserve for uncollectibles         $ 2,580       $ 7,609       $    --      $ 6,640        $ 3,549

                              YEAR ENDED DECEMBER 31, 2000
Reserve for uncollectibles         $ 1,538       $ 5,638       $    --      $ 4,596        $ 2,580

                              YEAR ENDED DECEMBER 31, 1999
Reserve for uncollectibles         $ 1,725       $ 4,778       $    --      $ 4,965        $ 1,538

----------
(a)  Represents pro-rata allocations for sale of land.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

                        ITEM 10. DIRECTORS AND EXECUTIVE
                           OFFICERS OF THE REGISTRANT

     Reference is hereby made to "Election of Directors" and to "Other Matters -
Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 22, 2002 (the 2002 Proxy Statement) and to the Supplemental Item --- "Executive Officers of the Registrant" in Part I of this report.

                         ITEM 11. EXECUTIVE COMPENSATION

Reference is hereby made to "Director Compensation," "Human Resources Committee Report on Executive Compensation," "Stock Performance Comparisons," "Executive Compensation," "Option Grants, Exercises, and Holdings," and "Executive Benefit Plans" in the 2002 Proxy Statement.

                         ITEM 12. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                         AND RELATED STOCKHOLDER MATTERS

     Reference is hereby made to "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is hereby made to "Executive Benefit Plans - Employment and Severance Arrangements" and "Other Matters -Business Relationships" in the 2002 Proxy Statement.

                                     PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

     See the Index to Consolidated Financial Statements and Financial Statement
Schedule in Part II, Item 8.

EXHIBITS FILED

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

10.1(a)   --      2002 Management Variable Incentive Plan

10.2(a)   --      2002 Senior Management Variable Incentive Plan

10.3(a)   --      2002 Officer Variable Incentive Plan

10.4(a)   --      First Amendment to the Pinnacle West Capital Corporation
                  Supplemental Excess Benefit Retirement Plan

10.5(a)   --      Second Amendment to the Pinnacle West Capital Corporation
                  Supplemental Excess Benefit Retirement Plan

12.1      --      Ratio of Earnings to Fixed Charges

21.1      --      Subsidiaries of the Company

23.1      --      Consent of Deloitte & Touche LLP

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
3.1           Articles of Incorporation,      19.1 to the Company's September       1-8962        11-14-88
              restated as of July 29, 1988    1988 Form 10-Q Report

3.2           Bylaws, amended as of           4.1 to the Company's Registration     1-8962        1-20-00
              December 15, 1999               Statement on Form S-8 No.
                                              333-95035

4.1           Mortgage and Deed of Trust      4.1 to APS' September 1992 Form       1-4473        11-9-92
              Relating to APS' First          10-Q Report
              Mortgage Bonds, together with
              forty-eight indentures
              supplemental thereto

4.2           Forty-ninth Supplemental        4.1 to APS' 1992 Form 10-K Report     1-4473        3-30-93
              Indenture

4.3           Fiftieth Supplemental           4.2 to APS' 1993 Form 10-K Report     1-4473        3-30-94
              Indenture

4.4           Fifty-first Supplemental        4.1 to APS' August 1, 1993 Form       1-4473        9-27-93
              Indenture                       8-K Report

4.5           Fifty-second Supplemental       4.1 to APS' September 30, 1993        1-4473        11-15-93
              Indenture                       Form 10-Q Report

4.6           Fifty-third Supplemental        4.5 to APS' Registration              1-4473        3-1-94
              Indenture                       Statement No. 33-61228 by means
                                              of February 23, 1994 Form 8-K
                                              Report

4.7           Fifty-fourth Supplemental       4.1 to APS' Registration              1-4473        11-22-96
              Indenture                       Statements Nos. 33-61228,
                                              33-55473, 33-64455 and 333-15379
                                              by means of November 19, 1996
                                              Form 8-K Report

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
4.8           Fifty-fifth Supplemental        4.8 to APS' Registration              1-4473        4-9-97
              Indenture                       Statement Nos. 33-55473, 33-64455
                                              and 333-15379 by means of April
                                              7, 1997 Form 8-K Report

4.9           Agreement, dated March 21,      4.1 to APS' 1993 Form 10-K Report     1-4473        3-30-94
              1994, relating to the filing
              of instruments defining the
              rights of holders of APS
              long-term debt not in excess
              of 10% of APS' total assets

4.10          Indenture dated as of January   4.6 to APS' Registration              1-4473        1-11-95
              1, 1995 among APS and The       Statement Nos. 33-61228 and
              Bank of New York, as  Trustee   33-55473 by means of January 1,
                                              1995 Form 8-K Report

4.11          First Supplemental Indenture    4.4 to APS' Registration              1-4473        1-11-95
              dated as of January 1, 1995     Statement Nos. 33-61228 and
                                              33-55473 by means of January 1,
                                              1995 Form 8-K Report

4.12          Indenture dated as of           4.5 to APS' Registration              1-4473        11-22-96
              November 15, 1996 among APS     Statements Nos. 33-61228,
              and The Bank of New York, as    33-55473, 33-64455 and 333- 15379
              Trustee                         by means of November 19, 1996
                                              Form 8-K Report

4.13          First Supplemental Indenture    4.6 to APS' Registration              1-4473        11-22-96
                                              Statements Nos. 33-61228,
                                              33-55473, 33-64455 and 333-15379
                                              by means of November 19, 1996
                                              Form 8-K Report

4.14          Second Supplemental Indenture   4.10 to APS' Registration             1-4473        4-9-97
                                              Statement Nos. 33-55473, 33-64455
                                              and 333-15379 by means of April
                                              7, 1997 Form 8-K Report

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
4.15          Indenture dated as of           4.1 to the Company's Registration     1-8962        1-25-01
              December 1, 2000 between the    Statement No. 333-53150
              Company and The Bank of New
              York, as Trustee, relating to
              Senior Debt Securities

4.16          First Supplemental Indenture    4.2 to the Company's Registration     1-8962        3-26-01
              dated as of March 15, 2001      Statement No. 333-52476

4.17          Indenture dated as of           4.2 to the Company's Registration     1-8962        1-25-01
              December 1, 2000 between the    Statement No. 333-53150
              Company and The Bank of New
              York, as Trustee, relating to
              subordinated Debt Securities

4.18          Specimen Certificate of         4.2 to the Company's 1988 Form        1-8962        3-31-89
              Pinnacle West Capital           10-K Report
              Corporation Common Stock, no
              par value

4.19          Agreement, dated March 29,      4.1 to the Company's 1987 Form        1-8962        3-30-88
              1988, relating to the filing    10-K Report
              of instruments defining the
              rights of holders of
              long-term debt not in excess
              of 10% of  the Company's
              total assets

4.20          Indenture dated as of January   4.10 to APS' Registration The         1-4473        1-16-98
              15, 1998 among APS and Chase    Statement Nos. 333-15379 and
              Manhattan Bank, as Trustee      333-27551 by means of January 13,
                                              1998 Form 8-K Report

4.21          First Supplemental Indenture    4.3 to APS' Registration              1-4473        1-16-98
              dated as of January 15, 1998    Statement Nos. 333-15379 and
                                              333-27551 by means of January 13,
                                              1998 Form 8-K Report

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
4.22          Second Supplemental Indenture   4.3 to APS' Registration              1-4473        2-22-99
              dated as of February 15, 1999   Statement Nos. 333-27551 and
                                              333-58445 by means of February
                                              18, 1999 Form 8-K Report

4.23          Third Supplemental Indenture    4.5 to APS' Registration              1-4473        11-5-99
              dated as of November 1, 1999    Statement No. 333-58445 by means
                                              of November 2, 1999 Form 8-K
                                              Report

4.24          Fourth Supplemental Indenture   4.1 to Registration Statement         1-4473         8-4-00
              dated as of August 1, 2000      Nos. 333-58445 and 333-94277
                                              by means of August 2, 2000
                                              Form 8-K Report

4.25          Fifth Supplemental Indenture    4.1 to APS' September 2001 Form       1-4473        11-6-01
              dated as of October 1, 2001     10-Q

4.26          Sixth Supplemental Indenture    4.1 to APS' Registration              1-4473        2-28-01
              dated as of March 1, 2002       Statement Nos. 333-63994 and
                                              333-83398 by means of February
                                              26, 2002 Form 8-K Report

4.27          Amended and Restated Rights     4.1 to the Company's March 22,        1-8962        4-19-99
              Agreement, dated as of March    1999 Form 8-K Report
              26, 1999, between Pinnacle
              West Capital Corporation and
              BankBoston, N.A., as Rights
              Agent, including (i) as
              Exhibit A thereto the form
              of Amended Certificate of
              Designation of Series A
              Participating Preferred Stock
              of Pinnacle West Capital
              Corporation, (ii) as Exhibit B
              thereto the form of Rights
              Certificate and (iii) as
              Exhibit C thereto the Summary
              of Right to Purchase
              Preferred Shares

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
10.6          Two separate Decommissioning    10.2 to APS' September 1991 Form      1-4473        11-14-91
              Trust Agreements (relating      10-Q Report
              to PVNGS Units 1 and 3,
              respectively), each dated
              July 1, 1991, between APS and
              Mellon Bank, N.A., as
              Decommissioning Trustee

10.7          Amendment No. 1 to              10.1 to APS' 1994 Form 10-K           1-4473        3-30-95
              Decommissioning Trust           Report
              Agreement (PVNGS Unit 1),
              dated as of December 1, 1994

10.8          Amendment No. 1 to              10.2 to APS' 1994 Form 10-K           1-4473        3-30-95
              Decommissioning Trust           Report
              Agreement (PVNGS Unit 3),
              dated as of December 1, 1994

10.9         Amendment No. 2 to APS          10.4 to APS' 1996 Form 10-K           1-4473        3-28-97
              Decommissioning Trust           Report
              Agreement (PVNGS Unit 1)
              dated as of July 1, 1991

10.10         Amendment No. 2 to APS          10.6 to APS' 1996 Form 10-K           1-4473        3-28-97
              Decommissioning Trust           Report
              Agreement (PVNGS Unit 3)
              dated as of July 1, 1991

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
10.11         Amended and Restated            10.1 to the Company's 1991 Form       1-8962        3-26-92
              Decommissioning Trust           10-K Report
              Agreement (PVNGS Unit 2)
              dated as of January 31, 1992,
              among APS, Mellon Bank, N.A.,
              as Decommissioning Trustee,
              and State Street Bank and
              Trust Company, as successor
              to The First National Bank of
              Boston, as Owner Trustee under
              two separate Trust Agreements,
              each with a separate Equity
              Participant, and as Lessor
              under two separate Facility
              Leases, each relating to an
              undivided interest in PVNGS
              Unit 2

10.12         First Amendment to Amended      10.2 to APS' 1992 Form 10-K           1-4473        3-30-93
              and Restated  Decommissioning   Report
              Trust  Agreement (PVNGS Unit
              2),  dated as of November 1,
              1992

10.13         Amendment No. 2 to Amended      10.2 to APS' 1994 Form 10-K           1-4473        3-30-95
              and Restated  Decommissioning   Report
              Trust  Agreement (PVNGS Unit
              2),  dated as of November 1,
              1994

10.14         Amendment No. 3 to Amended      10.1 to APS' June 1996 Form 10-Q      1-4473        8-9-96
              and Restated  Decommissioning   Report
              Trust  Agreement (PVNGS Unit
              2),  dated as of November 1,
              1994

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------

10.15         Amendment No. 4 to  Amended     APS 10.5 to APS' 1996 Form 10-K       1-4473        3-28-97
              and Restated  Decommissioning   Report
              Trust  Agreement (PVNGS Unit
              2)  dated as of January 31,
              1992

10.16         Asset Purchase and Power        10.1 to APS' June 1991 Form 10-Q      1-4473        8-8-91
              Exchange Agreement dated        Report
              September 21, 1990 between
              APS and PacifiCorp, as
              amended as of October 11,
              1990 and as of July 18, 1991

10.17         Long-Term Power Transaction     10.2 to APS' June 1991 Form 10-Q      1-4473        8-8-91
              Agreement dated September 21,   Report
              1990 between APS and
              PacifiCorp, as amended as of
              October 11, 1990, and as of
              July 8, 1991

10.18         Amendment No. 1 dated April     10.3 to APS' 1995 Form 10-K           1-4473        3-29-96
              5, 1995 to the Long-Term        Report
              Power Transaction Agreement
              and Asset Purchase and Power
              Exchange Agreement  between
              PacifiCorp and APS

10.19         Restated Transmission           10.4 to APS' 1995 Form 10-K           1-4473        3-29-96
              Agreement between PacifiCorp    Report
              and APS dated April 5, 1995

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
10.20         Contract among PacifiCorp,      10.5 to APS' 1995 Form 10-K           1-4473        3-29-96
              APS and United States           Report
              Department of Energy Western
              Area  Power Administration,
              Salt Lake  Area Integrated
              Projects for  Firm
              Transmission Service  dated
              May 5, 1995

10.21         Reciprocal Transmission         10.6 to APS' 1995 Form 10-K           1-4473        3-29-96
              Service Agreement between APS   Report
              and PacifiCorp dated as  of
              March 2, 1994

10.22         Contract, dated July 21,        10.31 to the Company's Form S-14      2-96386       3-13-85
              1984, with DOE providing for    Registration Statement
              the  disposal of nuclear fuel
              and/or  high -level
              radioactive  waste, ANPP

10.23         Indenture of Lease with         5.01 to APS' Form S-7                 2-59644       9-1-77
              Navajo Tribe of Indians, Four   Registration Statement
              Corners Plant

10.24         Supplemental and Additional     5.02 to APS' Form S-7                 2-59644       9-1-77
              Indenture of Lease, including   Registration Statement
              amendments and supplements
              to original lease with
              Navajo Tribe of Indians,
              Four Corners Plant

10.25         Amendment and Supplement No.    10.36 to the Company's                1-8962        7-25-85
              1 to Supplemental and           Registration Statement on Form
              Additional Indenture of Lease   8-B Report
              Four Corners, dated April
              25,  1985

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
10.26         Application and Grant of        5.04 to APS' Form S-7                 2-59644       9-1-77
              multi-party rights-of-way and   Registration Statement
              easements, Four Corners Plant
              Site

10.27         Application and Amendment No.   10.37 to the Company's                1-8962        7-25-85
              1 to Grant of multi-party       Registration Statement on Form
              rights-of-way and easements,    8-B
              Four Corners Power Plant
              Site dated April 25, 1985

10.28         Application and Grant of        5.05 to APS' Form S-7                 2-59644       9-1-77
              Arizona Public Service          Registration Statement
              Company rights- of-way and
              easements, Four Corners Plant
              Site

10.29         Four Corners Project            10.7 to the Company's 2000 Form       1-8962        3-14-01
              Co-Tenancy Agreement            10-K Report
              Amendment No. 6

10.30         Application and Amendment No.   10.38 to the Company's                1-8962        7-25-85
              1 to Grant of Arizona Public    Registration Statement on Form
              Service Company                 8-B
              rights-of-way and easements,
              Four Corners Power Plant
              Site  dated April 25, 1985

10.31         Indenture of Lease, Navajo      5(g) to APS' Form S-7                 2-36505       3-23-70
              Units 1, 2, and 3               Registration Statement

10.32         Application of Grant of         5(h) to APS Form S-7 Registration     2-36505       3-23-70
              rights-of-way and easements,    Statement
              Navajo Plant

10.33         Water Service Contract          5(l) to APS' Form S-7                 2-394442      3-16-71
              Assignment with the United      Registration Statement
              States Department of
              Interior, Bureau of
              Reclamation, Navajo Plant

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
10.34         Arizona Nuclear Power           10. 1 to APS' 1988 Form 10-K          1-4473        3-8-89
              Project Participation
              Agreement, dated August 23,
              1973, among APS Salt River
              Project Agricultural
              Improvement and Power
              District, Southern
              California Edison
              Company, Public Service
              Company of New Mexico,
              El Paso Electric Company,
              Southern California Public
              Power Authority, and
              Department of Water and
              Power of the City of Los
              Angeles, and amendments
              1-12 thereto

10.35         Amendment No. 13, dated         10.1 to APS' March 1991 Form 10-Q     1-4473        5-15-91
              as of April 22, 1991, to
              Arizona Nuclear Power
              Project Participation
              Agreement, dated August
              23, 1973, among APS, Salt
              River Project Agricultural
              Improvement and Power
              District, Southern California
              Edison Company, Public Service
              Company of New Mexico, El Paso
              Electric Company, Southern
              California Public Power
              Authority, and Department of
              Water and Power of the City
              of Los Angeles

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
10.36         Amendment No. 14 to Arizona     99.1 to the Company's June 2000       1-8962        8-14-00
              Nuclear Power Project           Form 10-Q Report
              Participation Agreement,
              dated August 23, 1973, among
              APS, Salt River Project
              Agricultural Improvement and
              Power District, Southern
              California Edison Company,
              Public Service Company of New
              Mexico, El Paso Electric
              Company, Southern California
              Public Power Authority, and
              Department of Water and Power
              of the City of Los Angeles

10.37(c)      Facility Lease, dated as of     4.3 to APS' Form S-3 Registration     33-9480      10-24-86
              August 1, 1986, between State   Statement
              Street Bank and Trust Company,
              as successor to The First
              National Bank of Boston, in
              its capacity as Owner Trustee,
              as Lessor, and APS, as Lessee

10.38(c)      Amendment No. 1, dated as of    10.5 to APS' September 1986 Form      1-4473        12-4-86
              November 1, 1986, to Facility   10-Q Report by means of
              Lease, dated as of August 1,    Amendment No. on December 3,
              1986, between State Street      1986 Form 8
              Bank and Trust  Company, as
              successor to  The First
              National Bank of  Boston, in
              its capacity as  Owner
              Trustee, as Lessor,  and APS,
              as Lessee

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
10.39(c)      Amendment No. 2 dated as of     10.3 to APS' 1988 Form 10-K           1-4473        3-8-89
              June 1, 1987 to Facility        Report
              Lease dated as of August 1,
              1986  between State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston,  as
              Lessor, and APS, as Lessee

10.40(c)      Amendment No. 3, dated as of    10.3 to APS' 1992 Form 10-K Report    1-4473        3-30-93
              March 17, 1993, to Facility
              Lease, dated as of August 1,
              1986, between State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Lessor, and APS, as Lessee

10.41         Facility Lease, dated as of     10.1 to APS' November 18 1986         1-4473        1-20-87
              December 15, 1986, between      Form 8-K Report
              State Street Bank and Trust
              Company, as successor to
              The First National Bank of
              Boston, in its capacity as
              Owner Trustee, as Lessor,
              and APS, as Lessee

10.42         Amendment No. 1, dated as of    4.13 to APS' Form S-3                 1-4473        8-24-87
              August 1, 1987, to Facility     Registration Statement No.
              Lease, dated as of December     33-9480 by means of August 1,
              15, 1986, between State         1987 Form 8-K Report
              Street Bank and Trust
              Company, as successor to The
              First National Bank of
              Boston, as Lessor, and APS,
              as Lessee

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
10.43         Amendment No. 2, dated as of    10.4 to APS' 1992 Form 10-K           1-4473        3-30-93
              March 17, 1993, to Facility     Report
              Lease, dated as of December
              15, 1986, between State
              Street Bank and Trust
              Company, as successor  to The
              First National Bank of
              Boston, as Lessor, and APS,
              as Lessee

10.44(a)      Pinnacle West Capital           10.13 to the Company's 1999 Form      1-8962        3-30-00
              Corporation Supplemental        10-K Report
              Excess Benefit Retirement
              Plan, as amended and
              restated, dated December 7,
              1999

10.45(a)      Trust for the Pinnacle West     10.14 to the Company's 1999 Form      1-8962        3-30-00
              Capital Corporation, Arizona    10-K Report
              Public Service Company and
              SunCor Development Company
              Deferred Compensation Plans
              dated August 1, 1996

10.46(a)      First Amendment dated           10.15 to the Company's 1999 Form      1-8962        3-30-00
              December 7, 1999 to the Trust   10-K Report
              for the Pinnacle West Capital
              Corporation, Arizona Public
              Service Company and SunCor
              Development Company Deferred
              Compensation Plans

10.47(a)      Directors' Deferred             10.1 to APS' June 1986 Form 10-Q      1-4473        8-13-86
              Compensation Plan, as           Report
              restated, effective January
              1, 1986

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
10.48(a)      Second Amendment to the         10.2 to APS' 1993 Form 10-K           1-4473        3-30-94
              Arizona Public Service          Report
              Company Deferred Compensation
              Plan, effective  as of
              January 1, 1993

10.49(a)      Third Amendment to the          10.1 to APS' September 1994 Form      1-4473        11-10-94
              Arizona Public Service          10-Q
              Company Directors' Deferred
              Compensation Plan, effective
              as of May 1, 1993

10.50(a)      Fourth Amendment dated          10.8 to the Company's 1999 Form       1-8962        3-30-00
              December 28, 1999 to the        10-K Report
              Arizona Public Service
              Company Directors Deferred
              Compensation Plan

10.51(a)      Arizona Public Service          10.4 to APS' 1988 Form 10-K           1-4473        3-8-89
              Company Deferred                Report
              Compensation Plan, as
              restated, effective
              January 1, 1984, and the
              second and third amendments
              thereto, dated December 22,
              1986, and December 23, 1987
              respectively

10.52(a)      Third Amendment to the          10.3 to APS' 1993 Form 10-K           1-4473        3-30-94
              Arizona Public Service          Report
              Company Deferred
              Compensation Plan, effective
              as of January 1, 1993

10.53(a)      Fourth Amendment to the         10.2 to APS' September 1994 Form      1-4473        11-10-94
              Arizona Public Service          10-Q Report
              Company Deferred Compensation
              Plan effective as of May 1,
              1993

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
10.54(a)      Fifth Amendment to the          10.3 to APS' 1996 Form 10-K           1-4473        3-28-97
              Arizona Public Service          Report
              Company Deferred
              Compensation Plan

10.55(a)      Sixth Amendment to Arizona      10.8 to the Company's 2000 Form       1-8962        3-14-01
              Public Service Company          10-K Report
              Deferred Compensation Plan

10.56(a)      First Amendment effective as    10.7 to the Company's 1999 Form       1-8962        3-30-00
              of January 1, 1999, to the      10-K Report
              Pinnacle West Capital
              Corporation, Arizona Public
              Service Company, SunCor
              Development Company and El
              Dorado Investment Company
              Deferred Compensation Plan

10.57(a)      Second Amendment effective      10.10 to the Company's 1999 Form      1-8962        3-30-00
              January 1, 2000 to the          10-K Report
              Pinnacle West Capital
              Corporation, Arizona Public
              Service Company, SunCor
              Development Company and El
              Dorado Investment Company
              Deferred Compensation Plan

10.58(a)      Pinnacle West Capital           10.10 to APS' 1995 Form  10-K         1-4473        3-29-96
              Corporation, Arizona Public     Report
              Service Company, SunCor
              Development Company and  El
              Dorado Investment Company
              Deferred Compensation Plan as
              amended and restated
              effective January 1, 1996

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
10.59(a)      Pinnacle West Capital Corp-     10.7 to APS' 1994 Form 10-K           1-4473        3-30-95
              oration and Arizona Public      Report
              Service Company Directors'
              Retirement Plan, effective
              as  of January 1, 1995

10.60(a)      Letter Agreement dated July     10.16 to the Company's 1999 Form      1-8962        3-30-00
              28, 1995 between Arizona        10-K Report
              Public Service Company and
              Armando B. Flores

10.61(a)      Letter Agreement dated          10.17 to the Company's 1999 Form      1-8962        3-30-00
              October 3, 1997 between         10-K Report
              Arizona Public Service
              Company and James M. Levine

10.62(a)      Letter Agreement dated as of    10.8 to APS' 1995 Form 10-K           1-4473        3-29-96
              January 1, 1996 between APS     Report
              and Robert G. Matlock &
              Associates, Inc. for
              consulting  services

10.63(a)      Letter Agreement dated          10.7 to APS' 1994 Form 10-K Report    1-4473        3-30-96
              December 21, 1993, between
              APS and William L. Stewart

10.64(a)      Letter Agreement dated          10.8 to APS' 1996 Form 10-K           1-4473        3-28-97
              August 16, 1996 between APS     Report
              and William L. Stewart

10.65(a)      Letter Agreement between APS    10.2 to APS' September 1997 Form      1-4473        11-12-97
              and William L. Stewart          10-Q Report

10.66(a)      Letter Agreement dated
              December 13, 1999 between APS
              and William L. Stewart

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
10.67(a)(d)   Key Executive Employment and    10.1 to June 1999 Form 10-Q Report    1-8962        8-16-99
              Severance Agreement between
              Pinnacle West and certain
              executive officers of
              Pinnacle West and its
              subsidiaries

10.68(a)      Pinnacle West Capital           10.1 to APS' 1992 Form 10-K           1-4473        3-30-93
              Corporation Stock Option and    Report
              Incentive Plan

10.69(a)      First Amendment dated           10.11 to the Company's 1999 Form      1-8962        3-30-00
              December 7, 1999 to the         10-K Report
              Pinnacle West Capital
              Corporation Stock Option and
              Incentive Plan

10.70(a)      Pinnacle West Capital           A to the Proxy Statement for the      1-8962        4-16-94
              Corporation 1994 Long- Term     Plan Report for the Company's
              Incentive Plan, effective as    1994 Annual Meeting of
              of March 23, 1994               Shareholders

10.71(a)      First Amendment dated           10.12 to the Company's 1999 Form      1-8962        3-30-00
              December 7, 1999 to the         10-K Report
              Pinnacle West Capital
              Corporation 1994 Long-Term
              Incentive Plan

10.72(a)      Pinnacle West Capital           B to the Proxy Statement for the      1-8962        4-16-94
              Corporation Director Equity     Plan Report for the Company's
              Participation Plan              1994 Annual Meeting of
                                              Shareholders

10.73(a)      Pinnacle West Capital           99.1 to the Company's                 1-8962        7-3-00
              Corporation 2000 Director       Registration Statement on Form
              Equity Plan                     S-8 (No. 333-40796)

10.74(a)      Pinnacle West Capital           99.2 to the Company's                 1-8962        7-3-00
              Corporation and Arizona         Registration Statement on Form
              Public Service Company          S-8 (No. 333-40796)
              Directors' Retirement Plan,
              as amended and restated on
              June 21, 2000

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
10.75         Agreement No. 13904 (Option     10.3 to APS' 1991 Form 10-K           1-4473        3-19-92
              and Purchase of Effluent)       Report
              with Cities of Phoenix,
              Glendale, Mesa, Scottsdale,
              Tempe, Town of Youngtown, and
              Salt River Project
              Agricultural Improvement and
              Power District, dated April
              23, 1973

10.76         Agreement for the Sale and      10.4 to APS' 1991 Form 10-K           1-4473        3-19-92
              purchase of Wastewater          Report
              Effluent with City of
              Tolleson and Salt River
              Agricultural Improvement
              and Power District, dated
              June 12, 1981, including
              Amendment No. 1 dated as
              of November 12, 1981 and
              Amendment No. 2 dated as
              of June 4, 1986

10.77(a)      APS Director Equity Plan        10.1 to September 1997 Form 10-Q      1-4473        11-12-97
                                              Report

10.78         Territorial Agreement between   10.1 to APS' March 1998 Form 10-Q     1-4473        5-15-98
              the Company and Salt River      Report
              Project

10.79         Power Coordination Agreement    10.2 to APS' March 1998 Form 10-Q     1-4473        5-15-98
              between the Company and Salt    Report
              River Project

10.80         Memorandum of Agreement         10.3 to APS' March 1998 Form 10-Q     1-4473        5-15-98
              between the Company and Salt    Report
              River Project

10.81         Addendum to Memorandum of       10.2 to APS' May 19, 1998 Form        1-4473        6-26-98
              Agreement between APS and       8-K Report
              Salt River Project dated as
              of May 19, 1998

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
99.1          Collateral Trust Indenture      4.2 to APS' 1992 Form 10 K Report     1-4473        3-30-93
              among PVNGS II Funding
              Corp., Inc., APS and
              Chemical Bank, as Trustee

99.2          Supplemental Indenture to       4.3 to APS' 1992 Form 10 K Report     1-4473        3-30-93
              Collateral Trust Indenture
              among PVNGS II Funding
              Corp., Inc., APS and
              Chemical Bank, as Trustee

99.3(c)       Participation Agreement,        28.1 to APS' September 1992 Form      1-4473        11-9-92
              dated as of August 1, 1986,     10-Q Report
              among PVNGS Funding  Corp.,
              Inc., Bank of America
              National Trust and Savings
              Association, State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, in
              its individual capacity and
              as  Owner Trustee, Chemical
              Bank, in its individual
              capacity and as Indenture
              Trustee, APS, and the Equity
              Participant named therein

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
99.4(c)       Amendment No. 1 dated as of     10.8 to APS' September 1986 Form      1-4473        12-4-86
              November 1, 1986, to            10-Q Report by means of
              Participation Agreement,        Amendment No. 1, on  December 3,
              dated as of August 1, 1986,     1986 Form 8
              among PVNGS Funding  Corp.,
              Inc., Bank of America
              National Trust and Savings
              Association, State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, in
              its individual capacity and
              as  Owner Trustee, Chemical
              Bank, in its individual
              capacity and as Indenture
              Trustee, APS, and the Equity
              Participant named therein

99.5(c)       Amendment No. 2, dated as of    28.4 to APS' 1992 Form 10-K           1-4473        3-30-93
              March 17, 1993, to              Report
              Participation Agreement,
              dated as of August 1, 1986,
              among PVNGS Funding Corp.,
              Inc., PVNGS II Funding Corp.,
              Inc., State  Street Bank and
              Trust Company, as successor
              to The First National Bank of
              Boston, in its individual
              capacity and as Owner
              Trustee, Chemical Bank, in
              its individual capacity and
              as  Indenture Trustee, APS,
              and  the Equity Participant
              named  therein

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
99.6(c)       Trust Indenture, Mortgage,      4.5 to APS' Form S-3 Registration     33-9480       10-24-86
              Security Agreement and          Statement
              Assignment of Facility Lease,
              dated as of August 1, 1986,
              between State Street Bank
              and Trust Company, as
              successor to The First
              National Bank of Boston,
              as Owner Trustee,
              and Chemical Bank, as
              Indenture Trustee

99.7(c)       Supplemental Indenture No.      10.6 to APS' September 1986 Form      1-4473        12-4-86
              1, dated as of November 1,      10-Q Report by means of
              1986 to Trust Indenture,        Amendment No. 1 on December 3,
              Mortgage, Security Agreement    1986 Form 8
              and Assignment of Facility
              Lease, dated as of August 1,
              1986, between State Street
              Bank and Trust Company, as
              successor  to The First
              National Bank of  Boston, as
              Owner Trustee,  and Chemical
              Bank, as Indenture  Trustee

99.8(c)       Supplemental Indenture No. 2    28.14 to APS' 1992 Form 10-K          1-4473        3-30-93
              to Trust Indenture, Mortgage,   Report
              Security Agreement and
              Assignment of Facility
              Lease,  dated as of August 1,
              1986,  between State Street
              Bank and Trust Company, as
              successor to  The First
              National Bank of Boston,  as
              Owner Trustee, and Chemical
              Bank, as Lease Indenture
              Trustee

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
99.9(c)       Assignment, Assumption and      28.3 to APS' Form S-3                 33-9480       10-24-86
              Further Agreement, dated        Registration Statement
              as of August 1, 1986,
              between APS and State
              Street Bank and Trust
              Company, as successor to
              The First National Bank of
              Boston, as Owner Trustee

99.10(c)      Amendment No. 1, dated as of    10.10 to APS' September 1986 Form     1-4473        12-4-86
              November 1, 1986, to            10-Q Report by means of
              Assignment, Assumption and      Amendment No. l on December  3,
              Further Agreement, dated as     1986 Form 8
              of August 1, 1986, between
              APS and State Street Bank
              and Trust Company, as
              successor  to The First
              National Bank of  Boston, as
              Owner Trustee

99.11(c)      Amendment No. 2, dated as of    28.6 to APS' 1992 Form 10-K           1-4473        3-30-93
              March 17, 1993, to              Report
              Assignment, Assumption and
              Further Agreement, dated as
              of August 1, 1986, between
              APS and State Street Bank
              and  Trust Company, as
              successor to  The First
              National Bank of Boston, as
              Owner Trustee

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
99.12         Participation Agreement,        28.2 to APS' September 1992 Form      1-4473        11-9-92
              dated as of December 15,        10-Q Report
              1986, among PVNGS Funding
              Report Corp., Inc., State
              Street Bank and Trust
              Company, as successor to
              The First National Bank of
              Boston, in its individual
              capacity and as Owner
              Trustee, Chemical Bank, in
              its individual capacity and
              as Indenture Trustee under
              a Trust Indenture, APS, and
              the Owner Participant named
              therein

99.13         Amendment No. 1, dated as of    28.20 to APS' Form S-3                1-4473        8-10-87
              August 1, 1987, to              Registration Statement No.
              Participation Agreement,        33-9480 by means of a  November
              dated as of December 15,        6, 1986 Form 8-K  Report
              1986, among PVNGS Funding
              Corp., Inc. as  Funding
              Corporation, State  Street
              Bank and Trust  Company, as
              successor to The First
              National Bank of  Boston, as
              Owner Trustee,  Chemical
              Bank, as Indenture  Trustee,
              APS, and the Owner
              Participant named therein

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
99.14         Amendment No. 2, dated as of    28.5 to APS' 1992 Form 10-K           1-4473        3-30-93
              March 17, 1993, to              Report
              Participation Agreement,
              dated as of December 15,
              1986, among PVNGS Funding
              Corp., Inc., PVNGS II Funding
              Corp., Inc., State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, in
              its individual  capacity and
              as Owner Trustee, Chemical
              Bank, in its individual
              capacity and as Indenture
              Trustee, APS, and the Owner
              Participant named  therein

99.15         Trust Indenture, Mortgage       10.2 to APS' November 18,  1986       1-4473        1-20-87
              Security Agreement and          Form 10-K Report
              Assignment of Facility
              Lease, dated as of December
              15, 1986, between State
              Street Bank and Trust
              Company, as successor to
              The First National Bank
              of Boston, as Owner Trustee,
              and Chemical Bank, as
              Indenture Trustee

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
99.16         Supplemental Indenture          4.13 to APS' Form S-3                 1-4473        8-24-87
              No. 1, dated as of August       Registration Statement No.
              1, 1987, to Trust Indenture,    33-9480 by means of August 1,
              Mortgage, Security Agreement    1987 Form 8-K Report
              and Assignment of Facility
              Lease, dated as of December
              15, 1986, between State
              Street Bank and Trust
              Company, as successor to
              The First National Bank of
              Boston, as Owner Trustee, and
              Chemical Bank, as Indenture
              Trustee

99.17         Supplemental Indenture No. 2    4.5 to APS' 1992 Form 10-K Report     1-4473        3-30-93
              to Trust Indenture Mortgage,
              Security Agreement and
              Assignment of Facility
              Lease,  dated as of December
              15, 1986,  between State
              Street Bank and  Trust
              Company, as successor to  The
              First National Bank of
              Boston, as Owner Trustee, and
              Chemical  Bank, as Lease
              Indenture Trustee

99.18         Assignment, Assumption and      10.5 to APS' November 18,  1986       1-4473        1-20-87
              Further Agreement, dated as     Form 8-K Report
              of December 15, 1986,
              between APS and State
              Street Bank and Trust
              Company, as successor to
              The First National Bank of
              Boston, as Owner Trustee

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
99.19         Amendment No. 1, dated as of    28.7 to APS' 1992 Form 10-K           1-4473        3-30-93
              March 17, 1993, to              Report
              Assignment, Assumption and
              Further Agreement, dated as
              of December 15, 1986,
              between  APS and State Street
              Bank and  Trust Company, as
              successor to  The First
              National Bank of Boston, as
              Owner Trustee

99.20(c)      Indemnity Agreement dated as    28.3 to APS' 1992 Form 10-K Report    1-4473        3-30-93
              of March 17, 1993 by APS

99.21         Extension Letter, dated as of   28.20 to APS' Form S-3                1-4473        8-10-87
              August 13, 1987, from the       Registration Statement No.
              signatories of the              33-9480 by means of a  November
              Participation Agreement to      6, 1986 Form 8-K  Report
              Chemical Bank

99.22         Arizona Corporation             28.1 to APS' 1991 Form 10-K           1-4473        3-19-92
              Commission Order dated          Report
              December 6, 1991

99.23         Arizona Corporation             10.1 to APS' June 1994 form 10-Q      1-4473        8-12-94
              Commission Order dated  June    Report
              1, 1994

99.24         Rate Reduction Agreement        10.1 to APS' December 4, 1995         1-4473        12-14-95
              dated December 4, 1995          8-K Report
              between APS and the ACC Staff

99.25         ACC Order dated April 24, 1996  10.1 to APS' March 1996               1-4473        5-14-96
                                              Form 10-Q Report

EXHIBIT NO.   DESCRIPTION                     ORIGINALLY FILED AS EXHIBIT:          FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                     ----------------------------          ---------     --------------
99.26         Arizona Corporation             99.1 to APS' 1996 Form 10-K           1-4473        3-28-97
              Commission Order, Decision      Report
              No. 59943, dated December 26,
              1996, including the Rules
              regarding the introduction of
              retail competition in Arizona

99.27         Retail Electric Competition     10.1 to APS' June 1998 Form 10-Q      1-4473        8-14-98
              Rules                           Report

99.28         Arizona Corporation             10.1 to APS' September 1999 10-Q      1-4473        11-15-99
              Commission Order, Decision      Report
              No. 61973, dated October 6,
              1999, approving APS'
              Settlement Agreement

99.29         Addendum to Settlement          10.1 to the Company's September       1-8962        11-14-00
              Agreement                       2000 Form 10-Q Report

99.30         Arizona Corporation             10.2 to APS' September 1999 10-Q      1-4473        11-15-99
              Commission Order, Decision      Report
              No. 61969, dated September
              29, 1999, including the
              Retail Electric Competition
              Rules

99.31         APS October 18, 2001 filing     99.6 to the Company's October 18,     1-8962        10-19-01
              with the ACC                    2001 8-K Report

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

REPORTS ON FORM 8-K

     During the quarter ended December 31, 2001, and the period ended March 27, 2002, the Company filed the following Reports on Form 8-K:

     Report dated October 18, 2001 regarding (i) exhibits comprised of financial information and earnings variance explanations for the periods ended September 30, 2001 and 2000; (ii) the Arizona Supreme Court's decision to review a lower court decision affirming the 1999 Settlement Agreement; and (iii) APS' October 18, 2001 filing with the ACC requesting ACC approval of a rule variance and a purchase power agreement with the Company.

     Report dated October 22, 2002 comprised of an exhibit of a slide presentation for use at an analyst conference.

     Report dated December 14, 2001 regarding the (i) Arizona Supreme Court dismissal of an appeal related to the 1999 Settlement Agreement and (ii) new ACC generic docket relating to electric restructuring in Arizona.

     Report dated February 8, 2002 regarding the consolidation of pending ACC dockets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PINNACLE WEST CAPITAL CORPORATION
                                        (Registrant)

Date: March 27, 2002                    William J. Post
                                        ----------------------------------------
                                        (William J. Post, Chairman of the
                                        Board of Directors
                                        and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                    DATE
          ---------                          -----                    ----

       William J. Post             Principal Executive Officer    March 27, 2002
------------------------------     and Director
  (William J. Post, Chairman
 of the Board of Directors and
   Chief Executive Officer)


       Jack E. Davis               President and Director         March 27, 2002
------------------------------
  (Jack E. Davis, President)


      Michael V. Palmeri           Principal Financial Officer    March 27, 2002
------------------------------
     (Michael V. Palmeri,
   Vice President, Finance)


      Chris N. Froggatt            Principal Accounting Officer   March 27, 2002
------------------------------
     (Chris N. Froggatt,
Vice President and Controller)


     Edward N. Basha, Jr.          Director                       March 27, 2002
------------------------------
    (Edward N. Basha, Jr.)

          SIGNATURE                          TITLE                    DATE
          ---------                          -----                    ----


     Michael L. Gallagher          Director                       March 27, 2002
------------------------------
    (Michael L. Gallagher)


         Pamela Grant              Director                       March 27, 2002
------------------------------
        (Pamela Grant)


     Roy A. Herberger, Jr.         Director                       March 27, 2002
------------------------------
    (Roy A. Herberger, Jr.)


        Martha O. Hesse            Director                       March 27, 2002
------------------------------
       (Martha O. Hesse)


   William S. Jamieson, Jr.        Director                       March 27, 2002
------------------------------
  (William S. Jamieson, Jr.)


       Humberto S. Lopez           Director                       March 27, 2002
------------------------------
      (Humberto S. Lopez)


       Robert G. Matlock           Director                       March 27, 2002
------------------------------
      (Robert G. Matlock)



       Kathryn L. Munro            Director                       March 27, 2002
------------------------------
      (Kathryn L. Munro)



      Bruce J. Nordstrom           Director                       March 27, 2002
------------------------------
     (Bruce J. Nordstrom)



    William L. Stewart             Director                       March 27, 2002
------------------------------
   (William L. Stewart)

                                                   Commission File Number 1-8962

================================================================================










                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

                                   EXHIBITS TO

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                            -------------------------

                        Pinnacle West Capital Corporation
               (Exact name of registrant as specified in charter)












================================================================================

                                INDEX TO EXHIBITS


Exhibit No.       Description
-----------       -----------

10.1(a)    --     2002 Management Variable Incentive Plan

10.2(a)    --     2002 Senior Management Variable Incentive Plan

10.3(a)    --     2002 Officer Variable Incentive Plan

10.4(a)   --      First Amendment to the Pinnacle West Capital Corporation
                  Supplemental Excess Benefit Retirement Plan

10.5(a)   --      Second Amendment to the Pinnacle West Capital Corporation
                  Supplemental Excess Benefit Retirement Plan

12.1       --     Ratio of Earnings to Fixed Charges

21         --     Subsidiaries of the Company

23.1       --     Consent of Deloitte & Touche LLP


----------
(a) Management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

For a description of the Exhibits incorporated in this filing by reference, see
Part IV, Item 14.