Form 10-Q
period 2002-03-31
PINNACLE WEST CAPITAL CORP
filed 2002-05-15
CIK 764622

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

          Number of shares of common stock, no par value, outstanding as of May 10, 2002: 84,806,733

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

FASB - Financial Accounting Standards Board

FERC - United States Federal Energy Regulatory Commission

Four Corners - Four Corners Power Plant

GAAP - Generally accepted accounting principles in the United States

GCVTC - Grand Canyon Visibility Transport Commission

ISO - California Independent System Operator

MW - megawatt, one million watts

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

Pinnacle West Energy - Pinnacle West Energy Corporation, a subsidiary of the Company

PX - California Power Exchange

Rules - ACC retail electric competition rules

SFAS - Statement of Financial Accounting Standards

SNWA - Southern Nevada Water Authority

SPE - special purpose entity

SunCor - SunCor Development Company, a subsidiary of the Company

T&D - transmission and distribution

2001 10-K - Pinnacle West Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2001

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  2002           2001
                                                                ---------      ---------
Operating Revenues
   Electric                                                     $ 579,772      $ 906,494
   Real estate                                                     41,185         32,335
                                                                ---------      ---------
     Total                                                        620,957        938,829
                                                                ---------      ---------

Operating Expenses
   Purchased power and fuel                                       221,036        516,424
   Operations and maintenance                                     117,430        125,250
   Real estate operations                                          37,358         31,008
   Depreciation and amortization                                   99,913        104,781
   Taxes other than income taxes                                   26,758         25,303
                                                                ---------      ---------
     Total                                                        502,495        802,766
                                                                ---------      ---------
Operating Income                                                  118,462        136,063
                                                                ---------      ---------
Other Income (Expense)                                              1,088           (738)
                                                                ---------      ---------

Interest Expense
   Interest charges                                                44,688         42,749
   Capitalized interest                                           (14,123)       (10,427)
                                                                ---------      ---------
     Total                                                         30,565         32,322
                                                                ---------      ---------
Income Before Income Taxes                                         88,985        103,003
Income Taxes                                                       35,228         40,798
                                                                ---------      ---------
Income Before Accounting Change                                    53,757         62,205
Cumulative Effect of a Change in Accounting for Derivatives
 - Net of Income Tax Benefit of $1,793                                 --         (2,755)
                                                                ---------      ---------
Net Income                                                      $  53,757      $  59,450
                                                                =========      =========

Weighted-Average Common Shares Outstanding - Basic                 84,735         84,727

Weighted-Average Common Shares Outstanding  - Diluted              84,884         84,966

Earnings Per Weighted-Average Common Share Outstanding
    Income Before Accounting Change - Basic                     $    0.63      $    0.73
    Net Income - Basic                                               0.63           0.70
    Income Before Accounting Change - Diluted                        0.63           0.73
    Net Income - Diluted                                             0.63           0.70

Dividends Declared Per Share                                    $    0.40      $   0.375

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                             Twelve Months Ended March 31,
                                                             -----------------------------
                                                                 2002             2001
                                                              -----------      -----------
Operating Revenues
   Electric                                                   $ 4,055,743      $ 3,992,076
   Real estate                                                    177,758          148,811
                                                              -----------      -----------
     Total                                                      4,233,501        4,140,887
                                                              -----------      -----------

Operating Expenses
   Purchased power and fuel                                     2,368,830        2,323,784
   Operations and maintenance                                     522,275          465,006
   Real estate operations                                         159,812          132,610
   Depreciation and amortization                                  423,035          433,553
   Taxes other than income taxes                                  102,523           99,691
                                                              -----------      -----------
     Total                                                      3,576,475        3,454,644
                                                              -----------      -----------
Operating Income                                                  657,026          686,243
                                                              -----------      -----------
Other Income (Expense)                                             (3,939)         (36,635)
                                                              -----------      -----------

Interest Expense
   Interest charges                                               177,761          169,697
   Capitalized interest                                           (51,558)         (28,216)
                                                              -----------      -----------
     Total                                                        126,203          141,481
                                                              -----------      -----------
Income Before Income Taxes                                        526,884          508,127
Income Taxes                                                      207,965          197,660
                                                              -----------      -----------
Income Before Accounting Change                                   318,919          310,467
Cumulative Effect of Change in Accounting for Derivatives
 - Net of Income Tax Benefits of $8,099 and $1,793                (12,446)          (2,755)
                                                              -----------      -----------
Net Income                                                    $   306,473      $   307,712
                                                              ===========      ===========

Weighted-Average Common Shares Outstanding - Basic                 84,719           84,732

Weighted-Average Common Shares Outstanding  - Diluted              84,910           84,974

Earnings Per Weighted-Average Common Share Outstanding
    Income Before Accounting Change - Basic                   $      3.76      $      3.66
    Net Income - Basic                                               3.62             3.63
    Income Before Accounting Change - Diluted                        3.76             3.65
    Net Income - Diluted                                             3.61             3.62

Dividends Declared Per Share                                  $      1.55      $      1.45

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                     ASSETS

                                                             March 31,    December 31,
                                                               2002           2001
                                                            ----------     ----------
                                                            (unaudited)
Current Assets
   Cash and cash equivalents                                $   20,443     $   28,619
   Trust fund for bond redemption                              121,668             --
   Customer and other receivables--net                         313,426        367,241
   Accrued utility revenues                                     63,708         76,131
   Materials and supplies (at average cost)                     79,428         81,215
   Fossil fuel (at average cost)                                28,334         27,023
   Assets from risk management and trading activities           58,520         66,973
   Other current assets                                         83,140         80,203
                                                            ----------     ----------
      Total current assets                                     768,667        727,405
                                                            ----------     ----------

Investments and Other Assets
   Real estate investments--net                                427,465        418,673
   Assets from risk management and trading activities -
     long-term                                                 226,482        200,351
   Other assets                                                302,946        320,004
                                                            ----------     ----------
      Total investments and other assets                       956,893        939,028
                                                            ----------     ----------

Property, Plant and Equipment
   Plant in service and held for future use                  8,101,610      8,030,134
   Less accumulated depreciation and amortization            3,340,326      3,290,097
                                                            ----------     ----------
      Total                                                  4,761,284      4,740,037
   Construction work in progress                             1,147,903      1,032,234
   Intangible assets, net of accumulated amortization           87,201         86,782
   Nuclear fuel, net of accumulated amortization                58,689         49,282
                                                            ----------     ----------
      Net property, plant and equipment                      6,055,077      5,908,335
                                                            ----------     ----------

Deferred Debits
   Regulatory assets                                           316,800        342,383
   Other deferred debits                                        71,007         64,597
                                                            ----------     ----------
      Total deferred debits                                    387,807        406,980
                                                            ----------     ----------

Total Assets                                                $8,168,444     $7,981,748
                                                            ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             LIABILITIES AND EQUITY
                             (dollars in thousands)

                                                                  March 31,      December 31,
                                                                    2002             2001
                                                                 -----------      -----------
                                                                 (unaudited)
Current Liabilities
   Accounts payable                                              $   151,583      $   269,124
   Accrued taxes                                                     138,464           96,729
   Accrued interest                                                   42,358           48,806
   Short-term borrowings                                             152,300          405,762
   Current maturities of long-term debt                                6,885          126,140
   Customer deposits                                                  32,014           30,232
   Deferred income taxes                                               3,244            3,244
   Liabilities from risk management and trading activities            25,556           35,994
   Other current liabilities                                          97,988           74,898
                                                                 -----------      -----------
      Total current liabilities                                      650,392        1,090,929
                                                                 -----------      -----------

Long-Term Debt Less Current Maturities                             3,264,626        2,673,078
                                                                 -----------      -----------

Deferred Credits and Other
   Liabilities from risk management and trading activities -
     long-term                                                       184,055          207,576
   Deferred income taxes                                           1,072,670        1,064,993
   Unamortized gain - sale of utility plant                           62,916           64,060
   Other                                                             384,361          381,789
                                                                 -----------      -----------
      Total deferred credits and other                             1,704,002        1,718,418
                                                                 -----------      -----------

Commitments and contingencies (Note 12)

Common Stock Equity
   Common stock, no par value                                      1,533,454        1,531,038
   Retained earnings                                               1,052,719        1,032,850
   Accumulated other comprehensive loss                              (36,749)         (64,565)
                                                                 -----------      -----------
      Total common stock equity                                    2,549,424        2,499,323
                                                                 -----------      -----------

Total Liabilities and Equity                                     $ 8,168,444      $ 7,981,748
                                                                 ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2002             2001
                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before accounting change                      $  53,757        $  62,205
   Items not requiring cash
      Depreciation and amortization                     99,913          104,781
      Nuclear fuel amortization                          7,484            7,581
      Deferred income taxes--net                       (10,434)          (6,250)
      Mark-to-market gains--trading                     (2,724)         (52,425)
      Mark-to-market gains--system                        (366)          (1,629)
   Changes in current assets and liabilities
      Customer and other receivables--net               53,815           69,118
      Accrued utility revenues                          12,423           12,966
      Materials, supplies and fossil fuel                  476           (4,128)
      Other current assets                              (2,937)          20,790
      Accounts payable                                (117,731)         (50,899)
      Accrued taxes                                     41,735           56,567
      Accrued interest                                  (6,448)         (28,933)
      Other current liabilities                         24,872           37,795
   Increase in real estate investments                  (8,340)         (19,789)
   Increase in regulatory assets                        (2,096)          (2,856)
   Other--net                                           (7,314)         (15,685)
                                                     ---------        ---------
Net Cash Flow Provided By Operating Activities         136,085          189,209
                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Trust fund for bond redemption                     (121,668)        (117,510)
   Capital expenditures                               (219,923)        (189,924)
   Capitalized interest                                (14,123)         (10,427)
   Other--net                                           26,706          (14,747)
                                                     ---------        ---------
Net Cash Flow Used For Investing Activities           (329,008)        (332,608)
                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                          603,430          387,000
   Short-term borrowings--net                         (253,462)          95,850
   Dividends paid on common stock                      (33,888)         (31,785)
   Repayment of long-term debt                        (133,749)        (184,206)
   Other--net                                            2,416           (1,940)
                                                     ---------        ---------
Net Cash Flow Provided By Financing Activities         184,747          264,919
                                                     ---------        ---------
Net Cash Flow                                           (8,176)         121,520
Cash and Cash Equivalents at Beginning of Period        28,619           10,363
                                                     ---------        ---------
Cash and Cash Equivalents at End of Period           $  20,443        $ 131,883
                                                     =========        =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest, net of amounts capitalized           $  35,212        $  57,839
      Income taxes                                   $  30,557        $  16,077

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries: APS, Pinnacle West Energy, APSES, SunCor, and El Dorado. All significant intercompany accounts and transactions have been eliminated. We have reclassified certain prior-year amounts to conform to the current-year presentation.

2. Our unaudited condensed consolidated financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature with the exception of the cumulative effect of a change in accounting for derivatives (see Note 10). We suggest that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read along with the consolidated financial statements and notes to consolidated financial statements included in our 2001 10-K.

3. Weather conditions and trading and wholesale marketing activities can have significant impacts on our results for interim periods. Results for interim periods do not necessarily represent results to be expected for the year.

4. On February 8, 2002, Pinnacle West issued $215 million of 4.5% Notes due 2004. On March 1, 2002, APS issued $375 million of 6.5% Notes due 2012. As of March 31, 2002, APS deposited $122 million, plus interest, with the trustee under its Mortgage for the redemption in April 2002 of its First Mortgage Bonds, 8.75% Series due 2024. The above items represent the primary changes in capitalization for the three months ended March 31, 2002.

5.   Regulatory Matters

ELECTRIC INDUSTRY RESTRUCTURING

STATE

     OVERVIEW. On September 21, 1999, the ACC approved Rules that provide a framework for the introduction of retail electric competition in Arizona. On September 23, 1999, the ACC approved a comprehensive settlement agreement among APS and various parties related to the implementation of retail electric competition in Arizona. Under the Rules, as modified by the 1999 Settlement Agreement, APS is required to transfer all of its competitive electric assets and services either to an unaffiliated party or to a separate corporate affiliate no later than December 31, 2002. Consistent with that requirement, APS has been addressing the legal and regulatory requirements necessary to complete the transfer of its generation assets to Pinnacle West Energy on or before that date.

     In February 2002, the ACC opened a "generic" docket to "determine if changed circumstances require the [ACC] to take another look at electric restructuring in Arizona." The ACC Staff filed a report with the ACC in this docket stating, among other things, that transfers of generation assets required by the Rules would be "unwise" at the present time and that such transfers should be stayed pending the completion of the generic docket. On June 17, 2002, ACC hearings are scheduled to begin on various issues, including APS' planned divestiture of generation assets to Pinnacle West Energy. These regulatory developments have raised uncertainty about the status and pace of retail electric competition in Arizona, including APS' transfer of generation assets to Pinnacle West Energy.

     These matters are discussed in more detail below.

     1999 SETTLEMENT AGREEMENT. The following are the major provisions of the 1999 Settlement Agreement, as approved:

     * APS has reduced, and will reduce, rates for standard-offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included a July 1, 1999 retail price decrease of approximately $11 million ($7 million after income taxes) related to the 1996 regulatory agreement. Based on the price reductions authorized in the 1999 Settlement Agreement, there were also retail price decreases of approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2000, and approximately $27 million ($16 million after taxes), or 1.5%, effective July 1, 2001. For customers having loads of three MW or greater, standard-offer rates will be reduced in varying annual increments that total 5% in the years 1999 through 2002.

     * Unbundled rates being charged by APS for competitive direct access service (for example, distribution services) became effective upon approval of the 1999 Settlement Agreement, retroactive to July 1, 1999, and also became subject to annual reductions beginning January 1, 2000, that vary by rate class, through January 1, 2004.

     * There will be a moratorium on retail price changes for standard-offer and unbundled competitive direct access services until July 1, 2004, except for the price reductions described above and certain other limited circumstances. Neither the ACC nor APS will be prevented from seeking or authorizing rate changes prior to July 1, 2004 in the event of conditions or circumstances that constitute an emergency, such as an inability to finance on reasonable terms; material changes in APS' cost of service for ACC-regulated services resulting from federal, tribal, state or local laws; regulatory requirements; or judicial decisions, actions or orders.

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

     * Prior to the 1999 Settlement Agreement, APS was recovering substantially all of its regulatory assets through July 1, 2004, pursuant to a 1996 regulatory agreement. In addition, the 1999 Settlement Agreement states that APS has demonstrated that its allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value. APS will not be allowed to recover $183 million net present value of the above amounts. The 1999 Settlement Agreement provides that APS will have the opportunity to recover $350 million net present value through a competitive transition charge that will remain in effect through December 31, 2004, at which time it will terminate. The costs subject to recovery under the adjustment clause described above will be decreased or increased by any over/under-recovery due to sales volume variances.

     * APS will form, or cause to be formed, a separate corporate affiliate or affiliates and transfer to such affiliate(s) its competitive electric assets and services at book value as of the date of transfer, and will complete the transfer no later than December 31, 2002. Consistent with that requirement, APS has been addressing the legal and regulatory requirements necessary to complete the transfer of its generation assets to Pinnacle West Energy on or before that date. However, as noted above and discussed in greater detail below, the ACC's recent establishment of a "generic" docket to consider electric industry restructuring in Arizona could affect APS' ability to transfer assets to Pinnacle West Energy. APS will be allowed to defer and later collect, beginning July 1, 2004, sixty-seven percent of its costs to accomplish the required transfer of generation assets to an affiliate.

     RETAIL ELECTRIC COMPETITION RULES. The Rules approved by the ACC include the following major provisions:

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

     On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgment holding that the Rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted to the Arizona Attorney General for certification. The judgment also invalidates all ACC orders authorizing competitive electric service providers, including APSES, to operate in Arizona. We do not believe the ruling affects the 1999 Settlement Agreement. The 1999 Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to the fair value of APS' property in the order approving the 1999 Settlement Agreement. The ACC and other parties aligned with the ACC have appealed the ruling to the Arizona Court of Appeals, as a result of which the Superior Court's ruling is automatically stayed pending further judicial review. In a similar appeal concerning the issuance of competitive telecommunications CC&N's, the Arizona Court of Appeals invalidated rates for competitive carriers due to the ACC's failure to establish a fair value rate base for such carriers. That telecommunications case has been appealed to the Arizona Supreme Court, where a decision is pending.

     PROVIDER OF LAST RESORT OBLIGATION. Although the Rules allow retail customers to have access to competitive providers of energy and energy services, APS is the "provider of last resort" for standard-offer, full-service customers under rates that have been approved by the ACC. These rates are established until July 1, 2004. The 1999 Settlement Agreement allows APS to seek adjustment of these rates in the event of emergency conditions or circumstances, such as the inability to secure financing on reasonable terms, or material changes in APS' cost of service for ACC-regulated services resulting from federal, tribal, state or local laws; regulatory requirements; judicial decisions, actions or orders. Energy prices in the western wholesale market vary and, during the course of the last two years, have been volatile. At various times, prices in the spot wholesale market have significantly exceeded the amount included in APS' current retail rates. In the event of shortfalls due to unforeseen increases in load demand or generation outages, APS may need to purchase additional supplemental power in the wholesale spot market. Unless APS is able to obtain an adjustment of its rates under the emergency provisions of the 1999 Settlement Agreement, there can be no assurance that APS would be able to fully recover the costs of this power.

     PROPOSED RULE VARIANCE AND PURCHASE POWER AGREEMENT. Commencing on the transfer of the fossil-fueled generating assets and the receipt of certain regulatory approvals, Pinnacle West Energy expects to sell its power at wholesale to Pinnacle West's marketing and trading division, which, in turn, is expected to sell power to APS and to non-affiliated power purchasers. In a filing with the ACC on October 18, 2001, APS requested the ACC to:

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

     GENERIC DOCKET. In February 2002, the ACC opened a "generic" docket to "determine if changed circumstances require the [ACC] to take another look at electric restructuring in Arizona." Also, in February 2002, the ACC docket relating to APS' October 2001 filing was consolidated with several other pending ACC dockets, including the generic docket. On April 19, 2002, APS filed a motion in the consolidated docket addressing the following issues, among others:

     * APS confirmed its position that whether or not the ACC approved the matters requested in its October 2001 filing, APS would proceed with the divestiture of its generation assets by the end of 2002.

     * APS also advised the ACC that whether or not the ACC approved the matters requested in its October 2001 filing, APS would implement a competitive bidding process later in 2002 to the extent legally required.

     * APS noted that Pinnacle West Energy, the affiliate to which APS intends to transfer the generation assets, had committed to a $1 billion investment in generating capacity to meet APS customer needs in reliance on the 1999 Settlement Agreement and in accordance with an ACC Rule that prohibited APS' ownership of new generation assets. APS further noted that it had taken numerous actions in reliance on the 1999 Settlement Agreement and the ACC retail electric competition rules, including writing off $234 million of prudently incurred costs, reducing retail rates by approximately $120 million in a still-ongoing series of rate reductions, and incurring tens of millions of dollars in expenses related to the expected generation asset transfer. APS stated that if the ACC elects to reverse course on retail electric competition or attempts to stay the transfer of APS' generation assets, the ACC would be legally required to address just compensation to APS and Pinnacle West Energy, which would include, at a minimum:

          * recognizing the transfer to APS of all assets that Pinnacle West Energy constructed to meet APS' load-serving requirements, and subsequently including such units in APS' rate base in accordance with traditional rate-of-return regulation;

          * reversing APS' $234 million write-off and providing for the recovery of such amounts in future rates; and

          * providing for the recovery of all costs incurred as a result of the transition to competition, including 100 percent of the costs incurred in preparation for divestiture (and not just the two-thirds of costs permitted under the 1999 Settlement Agreement).

     * APS recommended that the ACC confirm whether or not Arizona would proceed with the transition to a competitive electric market, and proposed a procedural plan in response to issues identified by the ACC Staff in a previous report.

     On April 26, 2002, the ACC issued a procedural order in which the ACC stayed the previously-scheduled April 29, 2002 hearing on the matters raised in APS' October 2001 ACC filing (see "Proposed Rule Variance and Purchase Power Agreement" above). On May 2, 2002, the ACC issued a procedural order stating that hearings will begin on June 17, 2002 on various issues ("Track A Issues"), including APS' planned divestiture of generation assets to Pinnacle West Energy and associated market and affiliate issues. The procedural order stated that the schedule is designed to have a recommended order issued by the administrative law judge by approximately July 22, 2002, with comments on the recommended order due from affected parties on July 31, 2002. Under this schedule, August 1, 2002 is the earliest date the ACC could consider a decision on the Track A Issues.

     The procedural order also stated that consideration of the competitive bidding process (the "Track B Issues") required by the Rules would proceed concurrently with the Track A Issues. The objectives and process of the Track B Issues will be determined in one or more meetings of affected parties beginning the week of May 20, 2002, with a "target completion date" of October 21, 2002.

     A modification to the Rules or the 1999 Settlement Agreement could, among other things, adversely affect APS' ability to transfer its generation assets to Pinnacle West Energy by December 31, 2002. Pinnacle West cannot predict the outcome of the consolidated docket or its effect on the specific requests in APS' October 2001 filing, the existing Arizona electric competition rules, or the 1999 Settlement Agreement.

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

6.   Nuclear Insurance

     The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per incident. Based upon APS' interest in the three Palo Verde units, APS' maximum potential assessment per incident for all three units is approximately $77 million, with an annual payment limitation of approximately $9 million.

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

7.   Business Segments

     We have two principal business segments (determined by products, services and regulatory environment) which consist of regulated retail electricity business and related activities (retail business segment) and competitive business activities (marketing and trading segment). Our retail business segment includes activities related to electricity transmission and distribution, as well as electricity generation. Our marketing and trading business segment includes activities related to wholesale marketing and trading and APSES' competitive energy services. The other amounts include activities relating to SunCor and El Dorado. Financial data for the business segments is provided as follows (dollars in millions):

                                  Three Months Ended    Twelve Months Ended
                                  ------------------    -------------------
                                       March 31,             March 31,
                                    2002      2001        2002      2001
                                   -------   -------     -------   -------
     Operating Revenues:
          Retail                   $   380   $   413     $ 2,531   $ 2,572
          Marketing and trading        200       494       1,525     1,420
          Other                         41        32         178       149
                                   -------   -------     -------   -------
              Total                $   621   $   939     $ 4,234   $ 4,141
                                   =======   =======     =======   =======

     Income Before
     Accounting Change:
          Retail                   $    31   $     3     $   179   $   199
          Marketing and trading         21        58         134       122
          Other                          2         1           5       (10)
                                   -------   -------     -------   -------
              Total                $    54   $    62     $   318   $   311
                                   =======   =======     =======   =======

                                    As of March 31,      As of December 31,
                                         2002                  2001
                                        ------                ------
     Assets:
       Retail                           $7,261                $7,077
       Marketing and trading               411                   417
       Other                               496                   488
                                        ------                ------
          Total                         $8,168                $7,982
                                        ======                ======

8.   Accounting Matters

     On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." We have no goodwill recorded and have separately disclosed other intangible assets in our consolidated balance sheets. This new standard has no material impact on our financial statements, and the required disclosures are provided in Note 13.

     On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business. This standard did not impact our financial statements at adoption.

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

     In 2001, the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position, "Accounting for Certain Costs Related to Property, Plant, and Equipment." This proposed Statement of Position would create a project timeline framework for capitalizing costs related to property, plant and equipment construction, which require that property, plant and equipment assets be accounted for at the component level, and require administrative and general costs incurred in support of capital projects to be expensed in the current period. The American Institute of Certified Public Accountants plans to issue the final Statement of Position in the fourth quarter of 2002.

9.   Off-Balance Sheet Financing

     In 1986, APS entered into agreements with three separate SPE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. In February 2002, the FASB discussed issues related to SPEs. It is expected that the FASB will issue additional guidance on accounting for SPEs later this year. As a result of future FASB actions, we may be required to consolidate the Palo Verde SPEs in our financial statements. If consolidation is required, the assets and liabilities of the SPEs that relate to the sale-leaseback transactions would be reflected on our consolidated balance sheets. The SPE debt that is not reflected on our consolidated balance sheets is approximately $300 million at March 31, 2002. Rating agencies have already considered this debt when evaluating our credit ratings. This is the Company's only significant off-balance sheet financing activity.

10.  Derivative Instruments

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal and emissions allowances. We employ established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodity. In addition, subject to specified risk parameters established by our Board of Directors and monitored by our ERMC, we engage in trading activities intended to profit from market price movements.

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheets and measure those instruments at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of other comprehensive income), depending on whether or not the derivative meets specific hedge accounting criteria. We use cash flow hedges to limit our exposure to cash flow variability on forecasted transactions. Hedge effectiveness is related to the degree to which the derivative contract and the hedged item are correlated. It is measured based on the relative changes in fair value between the derivative contract and the hedged item over time. We exclude the time value of certain options from our assessment of hedge effectiveness. Any change in the fair value resulting from ineffectiveness is recognized immediately in net income.

     On January 1, 2001, we recorded a $3 million after-tax loss in net income and a $64 million after-tax gain in equity (as a component of other comprehensive income), both as a cumulative effect of a change in accounting principle. The gain resulted from unrealized gains on cash flow hedges.

     In June 2001, the FASB issued new guidance related to electricity contracts. The effective date of this new guidance was July 1, 2001. As of July 1, 2001, we recorded an additional $12 million after-tax loss in net income and an additional $8 million after-tax gain in equity (as a component of other comprehensive income), as a result of adopting the new guidance related to electricity contracts. The loss resulted primarily from electricity options contracts. The gain resulted from unrealized gains on cash flow hedges. The impact of the new guidance is reflected in net income and other comprehensive income as a cumulative effect of a change in accounting principle.

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

     The change in derivative fair value included in the consolidated statements of income for the three and twelve months ended March 31, 2002 and 2001 are comprised of the following (dollars in thousands):

                                    Three Months Ended     Twelve Months Ended
                                        March 31,                March 31,
                                   --------------------    --------------------
                                     2002        2001        2002        2001
                                   --------    --------    --------    --------
Losses on the ineffective
  portion of derivatives
  qualifying for hedge
  accounting                       $ (2,548)   $ (4,764)   $ (6,155)   $ (4,764)

Losses from the
  discontinuance of cash
  flow hedges for
  forecasted transactions
  that will not occur                  (899)         --     (10,425)         --

Prior period mark-to-
  market losses realized
  upon delivery of
  commodities                         3,813       6,393      23,368       6,393
                                   --------    --------    --------    --------
Total pretax gain                  $    366    $  1,629    $  6,788    $  1,629
                                   ========    ========    ========    ========

     As of March 31, 2002, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is thirty-three months. During the twelve months ending March 31, 2003, we estimate that a net loss of $3 million before income taxes will be reclassified from accumulated other comprehensive loss as an offset to the effect on earnings of market price changes for the related hedged transactions.

     The following table summarizes our assets and liabilities from risk management and trading activities related to trading and system (retail and traditional wholesale activities) as of March 31, 2002 (dollars in thousands):

                 Current                   Current        Other       Net Asset/
                 Assets    Investments   Liabilities   Liabilities   (Liability)
                ---------  -----------   -----------   -----------   -----------
Mark-to-
  market:
    Trading     $  44,858   $ 165,479     $ (11,610)    $ (57,968)    $ 140,759
    System         13,662         247       (13,946)      (60,694)      (60,731)

Cost-emission
    allowances
    and other          --      60,756            --       (65,393)       (4,637)
                ---------   ---------     ---------     ---------     ---------
Total           $  58,520   $ 226,482     $ (25,556)    $(184,055)    $  75,391
                =========   =========     =========     =========     =========

11.  Comprehensive Income

     Components of comprehensive income for the three and twelve months ended March 31, 2002 and 2001, are as follows (dollars in thousands):

                                             Three Months Ended       Twelve Months Ended
                                                  March 31,                March 31,
                                            ---------------------    ----------------------
                                              2002        2001         2002         2001
                                            ---------   ---------    ---------    ---------
Net income                                  $  53,757   $  59,450    $ 306,473    $ 307,712
                                            ---------   ---------    ---------    ---------
Other comprehensive income (losses):
  Minimum pension liability, net of tax            --          --         (966)          --
  Cumulative effect of change in
     accounting for derivatives, net
     of tax                                        --      64,700        7,777       64,700
  Unrealized gains (losses) on
     derivative instruments, net of
     tax                                       26,826     (10,453)     (47,161)     (10,453)

  Reclassification of net realized
     (gains) losses to income, net of
     tax                                          990     (16,822)     (33,824)     (16,822)
                                            ---------   ---------    ---------    ---------

Total other comprehensive income (losses)      27,816      37,425      (74,174)      37,425
                                            ---------   ---------    ---------    ---------

Comprehensive income                        $  81,573   $  96,875    $ 232,299    $ 345,137
                                            =========   =========    =========    =========

12.  Commitments and Contingencies

     In July 2001, the FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. This order calls for a hearing, with findings of fact due to the FERC after the ISO and PX provide necessary historical data. The FERC also ordered an evidentiary proceeding to discuss and evaluate possible refunds for the Pacific Northwest. The administrative law judge at the FERC in charge of that evidentiary proceeding made an initial finding that no refunds were appropriate. The Pacific Northwest issues will now be addressed by the FERC Commissioners. Although the FERC has not yet made a final ruling in the Pacific Northwest matter or calculated the specific refund amounts due in California, we do not expect that the resolution of these issues, as to the amounts alleged in the proceedings, will have a material adverse impact on our financial position, results of operations or liquidity.

     On March 19, 2002, the State of California filed a complaint with the FERC alleging that wholesale sellers of power and energy, including Pinnacle West, failed to properly file rate information at the FERC in connection with sales to California from 2000 to the present. STATE OF CALIFORNIA V. BRITISH COLUMBIA POWER EXCHANGE ET. AL., Docket No. EL02-71-000. The complaint requests the FERC to require the wholesale sellers to refund any rates that are "found to exceed just and reasonable levels." The complaint indicates that Pinnacle West sold approximately $106 million of power to the California Department of Water Resources from January 17, 2001 to October 31, 2001 and does not allege any amount above "just and reasonable levels." We believe that the claims as they relate to Pinnacle West are without merit. In addition, the State of California and others have filed various claims, which have now been consolidated, against several power suppliers to California alleging antitrust violations. WHOLESALE ELECTRICITY ANTITRUST CASES I AND II, Superior Court in and for the County of San Diego, Proceedings Nos. 4204-00005 and 4204-00006. Two of the suppliers who were named as defendants in those matters, Reliant Energy Services, Inc. (and other Reliant entities) and Duke Energy Trading and Marketing, LLP (and other Duke entities), filed cross-claims against various other participants in the California PX and ISO markets, including APS, attempting to expand those matters to such other participants. APS has not yet filed a responsive pleading in the matter, but APS believes the claims by Reliant and Duke as they relate to APS are without merit.

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

13.  Intangible Assets

     On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company's gross intangible assets (which are primarily software) were $179 million at March 31, 2002 and $175 million at December 31, 2001. The related accumulated amortization was $92 million at March 31, 2002 and $88 million at December 31, 2001. Amortization expense for the three-month period ended March 31 was $4 million in 2002 compared with $5 million in 2001. Amortization expense for the twelve-month period ended March 31 was $21 million in 2002 and $20 million in 2001. Estimated amortization expense on existing intangible assets over the next five years is $17 million in 2002, $16 million in 2003, $15 million in 2004, $13 million in 2005 and $11 million in 2006.

14.  Earnings Per Share

     The following table presents earnings per weighted average common share outstanding (EPS):

                                     Three Months Ended     Twelve Months Ended
                                          March 31,              March 31,
                                     ------------------     -------------------
                                      2002        2001       2002         2001
                                     ------      ------     ------       ------
Basic EPS:
  Income before accounting change    $ 0.63      $ 0.73     $ 3.76       $ 3.66
  Cumulative effect of change in
    accounting                           --       (0.03)     (0.14)       (0.03)
                                     ------      ------     ------       ------
Earnings per share - basic           $ 0.63      $ 0.70     $ 3.62       $ 3.63
                                     ======      ======     ======       ======

Diluted EPS:
  Income before accounting change    $ 0.63      $ 0.73     $ 3.76       $ 3.65
  Cumulative effect of change in
    accounting                           --       (0.03)     (0.15)       (0.03)
                                     ------      ------     ------       ------
Earnings per share - diluted         $ 0.63      $ 0.70     $ 3.61       $ 3.62
                                     ======      ======     ======       ======

The following table reconciles average common shares outstanding - basic to average common shares outstanding - diluted that are used in the EPS calculation to the consolidated income statement (in thousands):

                                      Three Months Ended     Twelve Months Ended
                                           March 31,              March 31,
                                      ------------------     -------------------
                                       2002        2001       2002         2001
                                      ------      ------     ------       ------
Average common shares outstanding -
  basic                               84,735      84,727     84,719       84,732
Diluted stock options                    149         239        191          242
                                      ------      ------     ------       ------
Average common shares outstanding -
  diluted                             84,884      84,966     84,910       84,974
                                      ======      ======     ======       ======

                        PINNACLE WEST CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

     In this section, we explain the results of operations, general financial condition, and outlook for Pinnacle West and our subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor, and El Dorado, including:

     * the changes in our earnings for the three and twelve months ended March 31, 2002 and 2001;

     *    the effects of regulatory agreements on our results and outlook;

     *    our capital needs, liquidity and capital resources;

     *    our business outlook; and

     *    our management of market risks.

     We suggest this section be read along with the 2001 10-K. Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we refer to specific "Notes" in the Notes to Condensed Consolidated Financial Statements in this report. These Notes add further details to the discussion. Operating statistics for the periods ended March 31, 2002 and March 31, 2001 are available on the Company's website (www.pinnaclewest.com) and in the Company's Current Report on Form 8-K dated March 31, 2002.

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

     * SunCor, a developer of residential, commercial, and industrial real estate projects in Arizona, New Mexico, and Utah; and

     *    El Dorado, an investment firm.

     Pinnacle West's marketing and trading division sells in the wholesale market APS and Pinnacle West Energy generation production output that is not needed for APS' native load, which includes loads for retail customers and traditional cost-of-service wholesale customers. Subject to specified risk parameters established by our Board of Directors, the marketing and trading division also engages in activities to hedge purchases and sales of electricity, fuels, and emissions allowances and credits and to profit from market price movements. We explain in detail below the historical and prospective contribution of marketing and trading activities to our financial results.

     APS is required to transfer its competitive electric assets and services to one or more corporate affiliates no later than December 31, 2002. Consistent with that requirement, APS has been addressing the legal and regulatory requirements necessary to complete the transfer of its generation assets to Pinnacle West Energy before that date. As we discuss in greater detail in Note 5, recent Arizona regulatory developments have raised uncertainty about the status and pace of retail electric competition in Arizona, including APS' transfer of generation assets to Pinnacle West Energy.

EARNINGS CONTRIBUTIONS BY SUBSIDIARY

     The following table summarizes net income for the three and twelve months ended March 31, 2002 and the comparable prior-year periods for Pinnacle West and each of its subsidiaries (dollars in millions):

                                     Three Months              Twelve Months
                                         Ended                    Ended
                                       March 31,                 March 31,
                                  -------------------      --------------------
                                   2002        2001         2002         2001
                                  -------     -------      -------      -------
Arizona Public Service (APS)      $    32     $    65      $   248      $   338
Pinnacle West Energy                    1          --           19           (2)
APS Energy Services (APSES)             2          (8)          --          (20)
SunCor                                  2          --            5            7
El Dorado                              --           1           --          (17)
Parent Company (a)                     17           4           46            5
                                  -------     -------      -------      -------
Income before accounting
  change                               54          62          318          311
Cumulative effect of change
  in accounting - net of
  income taxes                         --          (3)         (12)          (3)
                                  -------     -------      -------      -------
Net income                        $    54     $    59      $   306      $   308
                                  =======     =======      =======      =======

----------
(a) These amounts primarily include marketing and trading activities. APS also includes some marketing and trading activities in 2001.

BUSINESS SEGMENTS

     We have two principal business segments determined by products, services and regulatory environment, which consist of our regulated retail electricity business and related activities (retail business segment) and competitive business activities (marketing and trading segment). Our retail business segment includes activities related to electricity transmission and distribution, as well as electricity generation. Our marketing and trading segment includes activities related to wholesale marketing and trading and APSES' competitive energy services. The other amounts include activity relating to Suncor and El Dorado.

     The following table summarizes net income by business segment for the three and twelve months ended March 31, 2002 and the comparable prior-year periods (dollars in millions):

                                     Three Months             Twelve Months
                                        Ended                     Ended
                                       March 31,                 March 31,
                                  -------------------      --------------------
                                   2002        2001         2002         2001
                                  -------     -------      -------      -------
Retail                            $    31     $     3      $   179      $   199
Marketing and trading                  21          58          134          122
Other                                   2           1            5          (10)
                                  -------     -------      -------      -------
Income before accounting
  change                               54          62          318          311
Cumulative effect of a change
  in accounting - net of
  income taxes                         --          (3)         (12)          (3)
                                  -------     -------      -------      -------
Net income                        $    54     $    59      $   306      $   308
                                  =======     =======      =======      =======

OPERATING RESULTS

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED WITH THREE-MONTH PERIOD ENDED MARCH 31, 2001

     Our consolidated net income for the three months ended March 31, 2002 was $54 million compared with $59 million for the same period in the prior year. In 2001, we recognized a $3 million after-tax loss in net income as the cumulative effect of a change in accounting for derivatives, as required by SFAS No.133.

     Income before accounting change for the three months ended March 31, 2002 was $54 million compared with $62 million for the same period in the prior year. The period-to-period decrease is the result of lower marketing and trading earnings contributions and a retail electricity price decrease. These negative factors were partially offset by lower costs for replacement power due to lower market prices and less outages, power plant maintenance, and generation reliability. The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                                 Increase
                                                                                (Decrease)
                                                                                ----------
Increases (decreases) in electric revenues, net of purchased power and fuel expense due to:
  Marketing and trading activities:
    Decrease from generation sales other than native load due to lower
      market prices and resulting lower sales volumes                           $      (46)
    Increase in other realized marketing and trading in the current period
      primarily due to higher unit margins on increased volumes                         38(a)
    Change in prior-period mark-to-market gains for contracts delivered
      during the current period (b)                                                    (35)(a)
    Lower mark-to-market gains for future-period deliveries (b)                        (24)
                                                                                ----------
    Net decrease in marketing and trading                                              (67)
  Lower replacement power costs for plant outages due to lower
    market prices and fewer unplanned outages                                           50
  Increased fuel costs related to higher hedged natural gas and
    purchased power prices                                                             (11)
  Change in mark-to-market for hedged natural gas and purchased power costs for future-period deliveries related to accounting for
    derivatives                                                                          3
  Effects of milder weather on retail sales                                             (6)
  Higher retail sales volumes due to customer growth and higher
    average usage excluding weather effects                                              4
  Retail price reductions effective July 1, 2001                                        (5)
  Miscellaneous factors - net                                                            1
                                                                                ----------
Total decrease in electric revenues, net of purchased power and fuel expense           (31)
Lower operations and maintenance expenses primarily related to reliability, outage and maintenance costs, and the absence of a provision for credit
  expense, partially offset by higher employee benefit costs                             8
Lower depreciation and amortization primarily due to lower regulatory asset
  amortization                                                                           5
Miscellaneous items, net                                                                 4
                                                                                ----------
  Decrease in income before income taxes                                               (14)
Lower income taxes primarily due to lower income                                         6
                                                                                ----------
  Decrease in income before accounting change                                   $       (8)
                                                                                ==========

----------
(a) Net marketing and trading gains (excluding the effects of generation sales other than native load) realized during the current period increased $3 million.
(b) Essentially all of our marketing and trading activities are structured activities. This means our portfolio of forward sales positions is hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

     Electric operating revenues decreased approximately $327 million primarily because of:

* changes in marketing and trading revenues ($294 million, net decrease) due to:
     - decreased revenues related to generation sales other than native load due to lower market prices and resulting lower sales volumes ($79 million);
     - decreased realized revenues related to other realized marketing and trading in the current period primarily due to lower prices ($165 million);
     - change in prior-period mark-to-market gains on contracts delivered during the current period ($28 million decrease);
     - lower mark-to-market gains for future-period deliveries primarily as a result of lower market price volatility ($22 million);
* decreased revenues related to other wholesale sales as a result of lower sales volumes and lower prices ($27 million);
*    decreased retail revenues related to milder weather ($9 million);
* increased retail revenues related to customer growth and higher usage excluding weather effects ($7 million);
* decreased retail revenues related to a reduction in retail electricity prices ($5 million); and
*    other miscellaneous factors ($1 million increase).

     Purchased power and fuel expenses decreased approximately $296 million primarily because of:

* changes in purchased power and fuel costs related to marketing and trading activities ($227 million, net decrease) due to:
     - decreased fuel costs related to generation sales other than native load primarily because of lower sales volumes and lower natural gas prices ($33 million);
     - decreased purchased power costs related to other realized marketing and trading in the current period primarily due to lower prices ($203 million);
     - change in prior-period mark-to-market fuel costs for current-period deliveries related to accounting for derivatives ($7 million increase);
     - change in mark-to-market fuel costs for future-period deliveries related to accounting for derivatives ($2 million increase);
* decreased costs related to other wholesale sales as a result of lower sales volumes and lower prices ($27 million);
* increased fuel costs related to higher hedged natural gas and purchased power prices ($11 million);
* change in mark-to-market for hedged natural gas and purchased power costs for future-period deliveries related to accounting for derivatives ($3 million decrease);
* decreased costs related to the effects of milder weather on retail sales ($3 million);
* increased costs related to retail sales growth excluding weather effects ($3 million); and
* decreased replacement power costs for power plant outages due to lower market prices and fewer unplanned outages ($50 million).

     The decrease in operations and maintenance expenses of $8 million primarily related to costs incurred in 2001 for the generation reliability program (the addition of generation capacity to enhance reliability for the summer of 2001) and plant outages and maintenance ($7 million); and the absence of a provision for credit exposure related to the California energy situation recorded in 2001 ($5 million). These factors were partially offset by increased employee benefit and other costs in the current period ($4 million).

     The decrease in depreciation and amortization expenses of $5 million primarily related to lower regulatory asset amortization, in accordance with APS' 1999 Settlement Agreement.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED WITH TWELVE-MONTH PERIOD ENDED MARCH 31, 2001

     Our consolidated net income for the twelve months ended March 31, 2002 was $306 million compared with $308 million for the same period in the prior year. We recognized $12 million after-tax loss in the twelve months ended March 31, 2002 and a $3 million after-tax loss in the twelve months ended March 31, 2001 as cumulative effects of change in accounting for derivatives, as required by SFAS No.133.

     Income before accounting change for the twelve months ended March 31, 2002 was $318 million compared with $311 million for the same period a year earlier. The period-to-period comparison benefited from favorable marketing and trading results, including significant benefits in the third quarter of 2001 from structured trading activities; lower replacement power costs; and retail customer growth. These factors were partially offset by continuing retail electricity price decreases; higher hedged purchased power and fuel costs, costs of generation reliability measures; and charges related to Enron and its affiliates. The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                                 Increase
                                                                                (Decrease)
                                                                                ----------
Increases (decreases) in electric revenues, net of purchased power and fuel expense due to:
  Marketing and trading activities:
    Decrease from generation sales other than native load due to
      lower market prices and resulting lower sales volumes                     $      (66)
    Increase in other realized marketing and trading in the current period primarily due to higher unit margins on increased sales
      volumes                                                                           80(a)
    Change in prior-period mark-to-market gains for contracts
      delivered in the current period (b)                                              (24)(a)
    Change in prior-period mark-to-market value related to trading with
      Enron and its affiliates (c)                                                      (8)
    Increase in mark-to-market gains for future-period deliveries (b)                   42
                                                                                ----------
    Net increase in marketing and trading                                               24
  Lower replacement power costs for plant outages related to lower
    market prices and fewer unplanned outages                                           24
  Retail price reductions effective July 1, 2001 and 2000                              (27)
  Charges related to purchased power contracts with Enron and its
    affiliates(c)                                                                      (13)
  Change in mark-to-market for hedged natural gas and purchased power costs for future-period deliveries related to accounting for
    derivatives                                                                         (9)
  Higher retail sales primarily related to customer growth and weather impacts, partially offset by lower usage and higher
    hedged cost of purchased power and fuel                                             20
                                                                                ----------
Total increase in electric revenues, net of purchased power and fuel                    19
  expense
Higher operations and maintenance expense primarily related to 2001
  generation reliability program                                                       (57)
Lower depreciation and amortization primarily due to lower regulatory
  asset amortization                                                                    11
Lower net interest expense primarily due to higher capitalized interest                 15
Lower other net expense primarily related to El Dorado                                  33
Miscellaneous items, net                                                                (4)
                                                                                ----------
  Net increase in income before income taxes                                            17
Higher income taxes primarily due to higher income                                     (10)
                                                                                ----------
  Net increase in income before accounting change                               $        7
                                                                                ==========

----------
(a) Net marketing and trading gains (excluding the effects of generation sales other than native load) realized during the current period increased $56 million.
(b) Essentially all of our marketing and trading activities are structured activities. This means our portfolio of forward sales positions is hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.
(c) We recorded charges totaling $21 million for exposure to Enron and its affiliates in the fourth quarter of 2001.

     Electric operating revenues increased approximately $64 million primarily because of:

* changes in marketing and trading revenues ($105 million, net increase) due to:
     - decreased revenues related to generation sales other than native load as a result of lower market prices and resulting lower sales volumes ($125 million);
     - increased realized revenues related to other marketing and trading in the current period primarily due to higher sales volumes ($212 million);
     - decrease in prior-period mark-to-market value related to trading with Enron and its affiliates ($8 million);
     - change in prior-period mark-to-market gains for contracts delivered during the current period ($14 million decrease);
     - increased mark-to-market gains for future-period deliveries primarily because of higher sales volumes ($40 million);
* decreased wholesale and other revenues as a result of lower sales volumes ($69 million);
* higher retail sales related to customer growth and weather impacts, partially offset by lower average residential usage ($55 million); and
* decreased retail revenues related to reductions in retail electricity prices effective July 1, 2001 and 2000 ($27 million).

     Purchased power and fuel expenses increased approximately $45 million primarily because of:

* changes in purchased power and fuel costs related to marketing and trading activities ($81 million, net increase) due to:
     - decreased fuel costs related to generation sales other than native load as a result of lower sales volumes ($59 million);
     - increased fuel and purchased power costs related to other realized marketing and trading in the current period primarily due to higher sales volumes ($132 million);
     - change in prior-period mark-to-market fuel costs for current-period deliveries related to accounting for derivatives ($10 million increase);
     - change in mark-to-market fuel costs for future-period deliveries related to accounting for derivatives ($2 million decrease);
* decreased costs related to other wholesale sales as a result of lower sales volumes ($69 million);
* lower replacement power costs primarily due to lower market prices and fewer unplanned outages ($24 million);
* higher costs related to retail sales as a result of the higher hedged cost of purchased power and fuel and higher retail sales volumes related to customer growth and weather impacts ($35 million);
* change in mark-to-market for hedged natural gas and purchased power costs for future-period deliveries related to accounting for derivatives ($9 million increase) and;
* charges related to purchased power contracts with Enron and its affiliates ($13 million).

     The increase in operations and maintenance expenses of $57 million primarily related to the 2001 generation reliability program (the addition of generating capability to enhance reliability for the summer of 2001) and scheduled plant outages and maintenance ($39 million); and increased employee benefit and other costs ($28 million). These factors were partially offset by a provision for our credit exposure related to the California energy situation recorded in the prior period ($10 million).

     The decrease in depreciation and amortization expenses of $11 million primarily related to lower regulatory asset amortization, in accordance with APS' 1999 regulatory settlement agreement.

     Net other expense decreased $33 million primarily because of a change in the market value of El Dorado's investment in a technology-related venture capital partnership in the prior period and an insurance recovery of environmental remediation costs, partially offset by other non-operating costs. The major investment in the venture capital partnership was sold in the first quarter of 2001.

     Net interest expense decreased by $15 million primarily because of the increase in capitalized interest ($23 million) related to our generation expansion program and the effects of lower interest rates. The reductions in net interest expense more than offset the increases in interest expense for higher debt balances that were related primarily to our generation expansion program.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL EXPENDITURE REQUIREMENTS

     The following table summarizes the actual capital expenditures for the three months ended March 31, 2002 and estimated capital expenditures for the next three years (dollars in millions):

                                      Three-              Estimated
                                      Months     ----------------------------
                                      Ended        Years Ended December 31,
                                     March 31,   ----------------------------
                                       2002       2002       2003       2004
                                      ------     ------     ------     ------
APS
  Delivery                            $   92     $  349     $  271     $  280
  Existing generation (a)                 27        149         --         --
                                      ------     ------     ------     ------
      Subtotal                           119        498        271        280
                                      ------     ------     ------     ------
Pinnacle West Energy (b)
  Generation expansion                    98        411        255        113(e)
  Existing generation (a)                 --         --        107         99
                                      ------     ------     ------     ------
      Subtotal                            98        411        362        212
                                      ------     ------     ------     ------
SunCor (c)                                17         79         48         52
Other (d)                                  4         35         15         16
                                      ------     ------     ------     ------
Total                                 $  238     $1,023     $  696     $  560
                                      ======     ======     ======     ======

----------
(a) Pursuant to the 1999 Settlement Agreement, APS is required to transfer its competitive electric assets and services no later than December 31, 2002. See Note 5.
(b) See further discussion below of Pinnacle West Energy's generation expansion program and "Capital Resources and Cash Requirements - Pinnacle West Energy" below.
(c) Consists primarily of capital expenditures for land development and retail and office building construction reflected in the "Increase in real estate investments" in the condensed consolidated statements of cash flows.
(d)  Primarily Pinnacle West and APSES.
(e) This amount does not include an expected reimbursement by SNWA of $100 million of these costs in 2004 in exchange for SNWA's purchase of a 25% interest in the Silverhawk project at that time.

     APS and the other Palo Verde participants are currently considering issues related to replacement of the steam generators in Units 1 and 3. Although a final determination of whether Units 1 and 3 will require steam generator replacement to operate over their current full licensed lives has not yet been made, APS and the other participants have approved an expenditure in 2002 to procure long lead-time materials for fabrication of a spare set of steam generators for either Unit 1 or 3. APS' portion of this expenditure is approximately $7 million and is included in the estimated expenditures above. This action will provide the Palo Verde participants an option to replace the steam generators at either Unit 1 or 3 as early as fall 2005 should they ultimately choose to do so. If the participants decide to proceed with steam generator replacement at both Units 1 and 3, we have estimated that our portion of the fabrication and installation costs and associated power uprate modifications would be approximately $130 million over the next seven years, which would be funded with internally-generated cash or external financings. See
Note 5.

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

     Delivery capital expenditures are comprised of T&D infrastructure additions and upgrades, capital replacements, new customer construction, and related information systems and facility costs. Examples of the types of projects included in the forecast include T&D lines and substations, line extensions to new residential and commercial developments, and upgrades to customer information systems. In addition, we began several major transmission projects in 2001. These projects are periodic in nature and are driven by strong regional customer growth. We expect to spend about $150 million on major transmission projects during the 2002-2004 time frame.

     CAPITAL RESOURCES AND CASH REQUIREMENTS

     The following table summarizes actual cash commitments for the three months ended March 31, 2002 and estimated commitments for the next three years (dollars in millions):

                                         Three               Estimated
                                         Months     ----------------------------
                                         Ended        Years Ended December 31,
                                        March 31,   ----------------------------
                                          2002       2002       2003       2004
                                         ------     ------     ------     ------
Long-term debt payments
  APS                                    $  125     $  247     $   --     $  205
  Pinnacle West                              --         --        276        216
  SunCor                                     --         --         42         86
                                         ------     ------     ------     ------
Total long-term debt payments               125        247        318        507
Operating leases payments                     5         68         66         65
Fuel and purchase power commitments          55        270        124         80
                                         ------     ------     ------     ------
Total cash commitments                   $  185     $  585     $  508     $  652
                                         ======     ======     ======     ======

          PINNACLE WEST

     The parent company's cash requirements and its ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of the 2001 10-K.

     During the three months ended March 31, 2002, the parent company increased its outstanding indebtedness by about $215 million. On February 8, 2002, we issued $215 million of 4.5% Notes due 2004. See the cash commitments table above for the parent company's debt repayment requirements. The majority of these borrowings were used to fund Pinnacle West Energy capital expenditures.

          APS

     APS' cash requirements and its ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of the 2001 10-K.

     During the three months ended March 31, 2002, APS increased its outstanding indebtedness by about $375 million. On March 1, 2002, APS issued $375 million of 6.50% Notes due 2012. See the cash commitments table above for APS' debt repayments. Based on market conditions and optional call provisions, APS may make optional redemptions of long-term debt from time to time.

     As of March 31, 2002, APS deposited $122 million, plus interest, with the trustee under its Mortgage for the redemption in April 2002 of its First Mortgage Bonds, 8.75% Series due 2024.

     Although provisions in APS' first mortgage bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds and preferred stock that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

     PINNACLE WEST ENERGY

     Pinnacle West Energy has completed or announced plans to build about 3,420 MW of natural gas-fired generating capacity from 2001 through 2007 at an estimated cost of about $1.9 billion. This does not reflect an expected reimbursement in 2004 by SNWA of $100 million of Pinnacle West Energy's cumulative capital expenditures in the Silverhawk project in exchange for SNWA's purchase of a 25% interest in the project. Our expansion plan will be sized to meet native load growth, cash flow and market conditions. Pinnacle West Energy is currently funding its capital requirements through capital infusions from Pinnacle West, which finances those infusions through debt financings and internally-generated cash. As Pinnacle West Energy develops and obtains additional generation assets, including APS' existing generation assets, Pinnacle West Energy expects to fund its capital requirements through internally-generated cash and its own debt issuances. See the Capital Expenditures Table above for actual capital expenditures through March 31, 2002 and projected capital expenditures for the next three years.

     Pinnacle West Energy has completed or is currently planning the following projects:

     * A 650 MW expansion of the West Phoenix Power Plant in Phoenix. The 120 MW West Phoenix Unit 4 began commercial operation on June 1, 2001. Construction has begun on the 530 MW West Phoenix Unit 5, with commercial operation expected to begin in mid-2003.

     * The construction of a four-unit combined cycle 2,120 MW generating station near Palo Verde, called Redhawk. Construction of Units 1 and 2 began in December 2000, and commercial operation is currently scheduled for the summer of 2002. Although Pinnacle West Energy currently plans to bring Units 3 and 4 on line in or before the first quarter of 2007, equipment procurement, engineering and construction plans will allow for these units to come on line as early as 2005 if warranted by market conditions.

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

     SunCor's capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the capital expenditures table above for actual capital expenditures in the three months ended March 31, 2002 and projected capital expenditures for the next three years. SunCor expects to fund its capital requirements with cash from operations and external financings.

     El Dorado does not have any capital requirements over the next three years. El Dorado intends to focus on prudently realizing the value of its existing investments. El Dorado's future investments are expected to be related to the energy sector.

     APSES' capital expenditures and other cash requirements are increasingly funded by operations, with some funding from cash infused by Pinnacle West. See the capital expenditures table above regarding APSES' capital expenditures.

CRITICAL ACCOUNTING POLICIES

     In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. Our most critical accounting policies include the determination of the appropriate accounting for our derivative instruments, mark-to-market accounting and the impacts of regulatory accounting on our consolidated financial statements. See Note 1 in the 2001 10-K.

BUSINESS OUTLOOK

     We currently believe that it will be a challenge for us in 2002 to repeat our 2001 earnings. For 2001, our reported income before accounting change was $327 million, or $3.85 per diluted share of common stock, and included charges totaling $21 million before income taxes, or $0.15 per diluted share, that we do not expect to recur related to our exposure to Enron and its affiliates. Our earnings in 2002 are expected to be negatively affected by a significant decrease in the earnings contribution from our marketing and trading activities and retail electricity price decreases. These negative factors are expected to be substantially offset in 2002 by the absence of significant expenses for reliability and power plant outages that we incurred in 2001 that we do not expect to recur in 2002 and by retail customer growth, although the pace of growth is expected to be slower than in the past. These factors are described in more detail below.

     In 2001, our marketing and trading activities contributed about one-half of our income before accounting change before the Enron-related charges. These activities are currently expected to provide about one-fourth of our earnings in 2002. The drivers of such reduced earnings contributions from our marketing and trading activities in 2002 are significant reductions in wholesale market prices for electricity that occurred during 2001; wholesale market liquidity, which affects our ability to buy and resell electricity; and market volatility, which affects our ability to capture profitable structured trading activities. These reductions in regional market factors were due, in large part, to conservation measures in California and throughout the West; more generating plants in service in the West; lower natural gas prices; and the price mitigation plan that took effect in June 2001 as mandated by the FERC.

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

     COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

     See "Business Outlook - Competition and Industry Restructuring" in Item 7 of the 2001 10-K and Note 5 above for a discussion of developments affecting retail and wholesale electric competition.

     GENERATION EXPANSION

     See "Capital Resources and Cash Requirements - Pinnacle West Energy" above for information regarding our generation expansion plans. The planned additional generation is expected to increase revenues, fuel expenses, operating expenses, and financing costs.

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

     In APS' regulated retail market area, APS will provide electricity services to standard-offer, full-service customers and to energy delivery customers who have chosen another provider for their electricity commodity needs (unbundled customers). Customer growth in APS' service territory averaged about 4% a year for the three years 1999 through 2001; we currently expect customer growth to be about 3.2% in 2002 and between 3.5% and 4.0% a year in 2003 and 2004. We currently estimate that retail electricity sales in kilowatt-hours will grow 3.5% to 5.5% a year in 2002 through 2004, before the retail effects of weather variations. The customer growth and sales growth referred to in this paragraph apply to energy delivery customers. As industry restructuring evolves in the regulated market area, we cannot predict the number of APS' standard-offer customers that will switch to unbundled service. As previously noted, under the 1999 Settlement Agreement, we have retail electricity price reductions of 1.5% annually through July 1, 2003 (see Note 5).

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

     Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. The primary factors affecting borrowing levels in the next several years are expected to be our generation expansion program and our internally-generated cash flow. Capitalized interest offsets a portion of interest expense while capital projects are under construction. We stop recording capitalized interest on a project when it is placed in commercial operation.

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

RATE MATTERS

     See Note 5 for a discussion of a price reduction effective as of July 1, 2001, and for a discussion of the 1999 Settlement Agreement that will, among other things, result in five annual price reductions over a four-year period ending July 1, 2003.

FORWARD-LOOKING STATEMENTS

     The above discussion contains forward-looking statements based on current expectations and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona; the outcome of regulatory and legislative proceedings relating to the restructuring; state and federal regulatory and legislative decisions and actions, including the price mitigation plan adopted by the FERC in June 2001; regional economic and market conditions, including the California energy situation and completion of generation construction in the region, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital; weather variations affecting local and regional customer energy usage; conservation programs; power plant performance; the successful completion of our generation expansion program; regulatory issues associated with generation expansion, such as permitting and licensing; our ability to compete successfully outside traditional regulated markets (including the wholesale market); technological developments in the electric industry; and the strength of the real estate market in SunCor's market areas, which include Arizona, New Mexico and Utah.

     These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

ITEM 3. MARKET RISKS

     Our operations include managing market risks related to changes in interest rates, commodity prices, and investments held by our nuclear decommissioning trust fund.

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

     In addition, subject to specified risk parameters established by the Board of Directors and monitored by the Energy Risk Management Committee, we engage in trading activities intended to profit from market price movements. In accordance with Emerging Issues Task Force (EITF) 98-10, "Accounting For Contracts Involved in Energy Trading and Risk Management Activities," such trading positions are marked-to-market. These trading activities are part of our marketing and trading activities and are reflected in the marketing and trading segment revenues and expenses.

     The following schedule shows the changes in mark-to-market of our trading positions during the three months ended March 31, 2002 (dollars in millions):

                                                                     For Three
                                                                    Months Ended
                                                                      March 31,
                                                                        2002
                                                                    ------------
Mark-to-market of net trading
  positions at beginning of period                                    $    138
Prior period mark-to-market gains
  realized during the period                                               (22)
Change in mark-to-market gains for
  future period deliveries                                                  25
                                                                      --------
Mark-to-market of net trading
  positions at end of period                                          $    141
                                                                      ========

     Net gains at inception include a reasonable marketing margin and were approximately $8 million for the three months ended March 31, 2002. See Note 10 for mark-to-market on system hedges and for disclosure of risk management activities recorded on the consolidated balance sheets.

     The table below shows the maturities of our trading positions as of March 31, 2002, by the type of valuation that is performed to calculate the fair value of the contract (millions of dollars):

                                                            2005 and     Total
                                                             years        fair
Source of Fair Value          2002      2003      2004     thereafter     value
--------------------         ------    ------    ------    ----------    ------
Prices actively quoted       $  (34)   $   --    $   --      $   --      $  (34)
Prices provided by other
  external sources                1        (1)        7          12          19
Prices based on models and
  other valuation methods        58        28        21          49         156
                             ------    ------    ------      ------      ------
Total by maturity            $   25    $   27    $   28      $   61      $  141
                             ======    ======    ======      ======      ======

     The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management and trading assets and liabilities included on the consolidated balance sheets at March 31, 2002 (dollars in millions):

                                                         March 31, 2002
                                                --------------------------------
                                                           Gain (Loss)
                                                --------------------------------
Commodity                                       Price Up 10%      Price Down 10%
---------                                       ------------      --------------
  Trading (a):
    Electric                                      $    (2)           $     2
    Natural gas                                        (1)                 1
    Other                                               1                 (1)
  System (b):
    Natural gas
      hedges                                           26                (24)
                                                  -------            -------

    Total                                         $    24            $   (22)
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

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including one counterparty for which a worst case exposure represents approximately 44% of our $285 million of risk management and trading assets as of March 31, 2002. We use a risk management process to assess and monitor the financial exposure of this and all other counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, including the counterparty noted above, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities, and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Credit reserves are established representing our estimated credit losses on our overall exposure to counterparties.

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

     COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

     See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of regulatory developments regarding the introduction of retail electric competition in Arizona and related matters.

     PALO VERDE NUCLEAR GENERATING STATION

     In February 2002, the U. S. Secretary of Energy recommended to President Bush that the Yucca Mountain, Nevada site be developed as a permanent repository for spent nuclear fuel. See Note 10 of Notes to Consolidated Financial Statements of the 2001 10-K. The President transmitted this recommendation to Congress and the State of Nevada has vetoed the President's recommendation. A congressional decision on whether to override the Nevada veto is expected sometime during the summer of 2002. We cannot currently predict what further steps will be taken in this area.

     ENVIRONMENTAL MATTERS

     The EPA reviewed an "Annex" to the GCVTC recommendations and, on April 26, 2002, the EPA proposed to accept the GCVTC's Annex, submitted by the Western Regional Air Partnership (successor to GCVTC) in September 2000. See "Environmental Matters - EPA Environmental Regulations - Clean Air Act" in Part I, Item 1 of the 2001 10-K. The Annex specifies regional sulfur dioxide emission reduction milestones. The EPA's final approval of the Annex would allow the GCVTC states and tribes to pursue the alternate implementation of the regional haze rules through 2018. Any states and tribes that implement this option would have to submit state implementation plans by 2003 to address visibility in areas identified in the GCVTC process, and revised implementation plans in 2008 to address Class I Areas which were not included in the GCVTC process. The State of Arizona is in the process of developing a State Implementation Plan to implement the provisions of the Annex. Because Four Corners is located on the Navajo Reservation and is currently regulated by EPA Region IX, the provisions of the Annex currently could become applicable to Four Corners only through a Federal Implementation Plan promulgated by EPA Region IX. At this time, it is uncertain how the State of Arizona and/or EPA Region IX will proceed to implement the Annex, so the actual impact on APS cannot yet be determined.

     In February 2001, the U.S. Supreme Court found, among other things, that the EPA implementation policy for revised ozone standards was unlawful, and remanded this issue for consideration along with other preserved challenges to the National Ambient Air Quality Standards. See "Environmental Matters - EPA Environmental Regulation - Clean Air Act" in the 2001 10-K. On remand, on March 26, 2002, the U.S. Court of Appeals for the District of Columbia upheld the more stringent eight-hour ozone standard and the particulate matter standard.

Because the actual level of emissions controls, if any, for any unit cannot be determined at this time, APS currently cannot estimate the capital expenditures, if any, which would result from the final rules. However, APS does not currently expect these rules to have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.                        Description
          -----------                        -----------
          4.1 Amendment to Rights Agreement, effective as of January 1, 2002

          10.1 Amendment No. 5 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of June 30, 2000

          10.2 Amendment No. 3 to the Decommissioning Trust Agreement (PVNGS Unit 1), dated as of March 18, 2002

          10.3 Amendment No. 6 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of March 18, 2002

          10.4 Amendment No. 3 to the Decommissioning Trust Agreement (PVNGS Unit 3), dated as of March 18, 2002

          12.1              Ratio of Earnings to Fixed Charges

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

                                            Originally Filed                          Date
Exhibit No.   Description                      as Exhibit:            File No.(a)   Effective
-----------   -----------                 --------------------        -----------   ---------
3.1           Articles of Incorporation   19.1 to the Company's         1-8962      11-14-88
              restated as of July 29,     September 30, 1988
              1988                        Form 10-Q Report

3.2           Bylaws, amended as of       4.1 to the Company's          1-8962      1-20-00
              December 15, 1999           Registration Statement
                                          on Form S-8 No. 333-95035

     (b)  Reports on Form 8-K

     During the quarter ended March 31, 2002, and the period from April 1 through May 15, 2002, we filed the following reports on Form 8-K:

     Report dated December 14, 2001 regarding the (i) Arizona Supreme Court dismissal of an appeal related to the 1999 Settlement Agreement and (ii) new ACC generic docket relating to electric restructuring in Arizona.

     Report dated February 8, 2002 regarding the consolidation of pending ACC dockets.

     Report dated March 31, 2002 regarding (i) exhibits comprised of financial information and earnings variance explanations, (ii) an exhibit of a slide presentation for use at an analyst conference, and (iii) a motion filed by APS in a consolidated ACC docket.

     Report dated April 26, 2002 regarding ACC procedural orders.

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

                                        PINNACLE WEST CAPITAL CORPORATION
                                                  (Registrant)


Dated: May 15, 2002                     By: Chris N. Froggatt
                                            ------------------------------------
                                            Chris N. Froggatt
                                            Vice President and Controller
                                            (Principal Accounting Officer
                                            and Officer Duly Authorized
                                            to sign this Report)