Form 10-Q
period 2002-09-30
PINNACLE WEST CAPITAL CORP
filed 2002-11-14
CIK 764622

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

                 Number of shares of common stock, no par value, outstanding as of November 12, 2002: 84,755,377

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

EITF - the FASB's Emerging Issues Task Force

El Dorado - El Dorado Investment Company, a subsidiary of the Company

ERMC - the Company's Energy Risk Management Committee

FASB - Financial Accounting Standards Board

FERC - United States Federal Energy Regulatory Commission

Financing Application - APS application filed with the ACC on September 16, 2002

Fitch - Fitch, Inc.

Four Corners - Four Corners Power Plant

GAAP - Generally accepted accounting principles in the United States

Interim Financing Application - APS application filed with the ACC on November 8, 2002

IRS - Internal Revenue Service

ISO - California Independent System Operator

June 2002 10-Q - Pinnacle West Capital Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002

Moody's - Moody's Investors Service

MW - megawatt, one million watts

MWh - megawatt hour

NAC -NAC International Inc., a subsidiary of El Dorado

Native Load - retail and wholesale sales supplied under traditional cost-based rate regulation

1999 Settlement Agreement - comprehensive settlement agreement related to the implementation of retail electric competition

Palo Verde - Palo Verde Nuclear Generating Station

Pinnacle West - Pinnacle West Capital Corporation, the Company

Pinnacle West Energy - Pinnacle West Energy Corporation, a subsidiary of the Company

PG&E - PG&E Corp.

PX - California Power Exchange

Rules - ACC retail electric competition rules

SCE - Southern California Edison

SEC - United States Securities and Exchange Commission

SFAS - Statement of Financial Accounting Standards

SNWA - Southern Nevada Water Authority

SPE - special-purpose entity

Standard & Poor's - Standard & Poor's Corporation

SunCor - SunCor Development Company, a subsidiary of the Company

System - Non-trading energy related activities

T&D - transmission and distribution

Track A Order - ACC order dated September 10, 2002 regarding generation asset transfers and related issues

Trading - Energy-related activities entered into with the objective of generating profits on changes in market prices

2001 10-K - Pinnacle West Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2001

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                                            Three Months Ended
                                                                               September 30,
                                                                        --------------------------
                                                                           2002           2001
                                                                        -----------    -----------
Operating Revenues
  Electric retail segment                                               $   719,361    $   973,398
  Marketing and trading segment                                              87,258        141,674
  Real estate                                                                45,108         43,024
  Other revenues                                                             21,224          2,682
                                                                        -----------    -----------
     Total                                                                  872,951      1,160,778
                                                                        -----------    -----------

Operating Expenses
  Electric retail segment purchased power and fuel                          257,484        499,789
  Marketing and trading segment purchased power and fuel                     43,361         33,714
  Operations and maintenance                                                144,438        150,916
  Real estate operations                                                     44,928         37,803
  Depreciation and amortization                                             108,812        107,932
  Taxes other than income taxes                                              26,757         29,336
  Other expenses                                                             34,146          2,536
                                                                        -----------    -----------
     Total                                                                  659,926        862,026
                                                                        -----------    -----------
Operating Income                                                            213,025        298,752
                                                                        -----------    -----------
Other
  Other income (Note 16)                                                      3,038          1,527
  Other expense (Note 16)                                                   (10,713)        (3,603)
                                                                        -----------    -----------
     Total                                                                   (7,675)        (2,076)
                                                                        -----------    -----------
Interest Expense
  Interest charges                                                           49,465         42,531
  Capitalized interest                                                      (11,015)       (12,450)
                                                                        -----------    -----------
     Total                                                                   38,450         30,081
                                                                        -----------    -----------
Income Before Income Taxes                                                  166,900        266,595
Income Taxes                                                                 65,984        104,096
                                                                        -----------    -----------
Income Before Accounting Change                                             100,916        162,499
Cumulative Effect of a Change in Accounting for Derivatives
  - Net of Income Tax Benefit of $8,099                                          --        (12,446)
                                                                        -----------    -----------
Net Income                                                              $   100,916    $   150,053
                                                                        ===========    ===========

Weighted-Average Common Shares Outstanding - Basic                           84,768         84,721

Weighted-Average Common Shares Outstanding  - Diluted                        84,797         84,909

Earnings Per Weighted-Average Common Share Outstanding
  Income Before Accounting Change - Basic                               $      1.19    $      1.92
  Net Income - Basic                                                           1.19           1.77
  Income Before Accounting Change - Diluted                                    1.19           1.91
  Net Income - Diluted                                                         1.19           1.77

Dividends Declared Per Share                                            $      0.40    $     0.375

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                       --------------------------
                                                                           2002           2001
                                                                       -----------    -----------
Operating Revenues
  Electric retail segment                                              $ 1,596,440    $ 2,125,522
  Marketing and trading segment                                            212,576        633,811
  Real estate                                                              155,445        107,813
  Other revenues                                                            28,382          5,878
                                                                       -----------    -----------
     Total                                                               1,992,843      2,873,024
                                                                       -----------    -----------

Operating Expenses
  Electric retail segment purchased power and fuel                         423,611      1,064,238
  Marketing and trading segment purchased power and fuel                   109,626        320,855
  Operations and maintenance                                               390,864        408,305
  Real estate operations                                                   138,499        101,248
  Depreciation and amortization                                            310,812        318,842
  Taxes other than income taxes                                             81,147         80,101
  Other expenses                                                            39,115          4,027
                                                                       -----------    -----------
     Total                                                               1,493,674      2,297,616
                                                                       -----------    -----------
Operating Income                                                           499,169        575,408
                                                                       -----------    -----------
Other
  Other income (Note 16)                                                    10,313         18,826
  Other expense (Note 16)                                                  (26,782)       (20,108)
                                                                       -----------    -----------
     Total                                                                 (16,469)        (1,282)
                                                                       -----------    -----------
Interest Expense
  Interest charges                                                         141,149        129,103
  Capitalized interest                                                     (39,143)       (35,404)
                                                                       -----------    -----------
     Total                                                                 102,006         93,699
                                                                       -----------    -----------
Income Before Income Taxes                                                 380,694        480,427
Income Taxes                                                               150,656        188,866
                                                                       -----------    -----------
Income Before Accounting Change                                            230,038        291,561
Cumulative Effect of a Change in Accounting for Derivatives
  - Net of Income Tax Benefit of $9,892                                         --        (15,201)
                                                                       -----------    -----------
Net Income                                                             $   230,038    $   276,360
                                                                       ===========    ===========

Weighted-Average Common Shares Outstanding - Basic                          84,768         84,731

Weighted-Average Common Shares Outstanding  - Diluted                       84,859         84,972

Earnings Per Weighted-Average Common Share Outstanding
  Income Before Accounting Change - Basic                              $      2.71    $      3.44
  Net Income - Basic                                                          2.71           3.26
  Income Before Accounting Change - Diluted                                   2.71           3.43
  Net Income - Diluted                                                        2.71           3.25

Dividends Declared Per Share                                           $      1.20    $     1.125

See Notes to Condensed Consolidated Financial Statements.

                       PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                          Twelve Months Ended
                                                                             September 30,
                                                                       --------------------------
                                                                           2002           2001
                                                                       -----------    -----------
Operating Revenues
  Electric retail segment                                              $ 2,033,006    $ 2,581,094
  Marketing and trading segment                                            229,996        816,413
  Real estate                                                              216,540        148,519
  Other revenues                                                            34,275          6,640
                                                                       -----------    -----------
     Total                                                               2,513,817      3,552,666
                                                                       -----------    -----------

Operating Expenses
  Electric retail segment purchased power and fuel                         520,236      1,191,788
  Marketing and trading segment purchased power and fuel                   122,980        473,288
  Operations and maintenance                                               512,654        527,206
  Real estate operations                                                   190,713        134,296
  Depreciation and amortization                                            419,873        424,678
  Taxes other than income taxes                                            102,114        103,238
  Other expenses                                                            45,463          4,510
                                                                       -----------    -----------
     Total                                                               1,914,033      2,859,004
                                                                       -----------    -----------
Operating Income                                                           599,784        693,662
                                                                       -----------    -----------
Other
  Other income (Note 16)                                                    17,903         23,108
  Other expense (Note 16)                                                  (40,251)       (38,700)
                                                                       -----------    -----------
     Total                                                                 (22,348)       (15,592)
                                                                       -----------    -----------
Interest Expense
  Interest charges                                                         187,868        172,265
  Capitalized interest                                                     (51,601)       (43,167)
                                                                       -----------    -----------
     Total                                                                 136,267        129,098
                                                                       -----------    -----------
Income Before Income Taxes                                                 441,169        548,972
Income Taxes                                                               175,325        215,099
                                                                       -----------    -----------
Income Before Accounting Change                                            265,844        333,873
Cumulative Effect of a Change in Accounting for Derivatives
  - Net of Income Tax Benefit of $9,892                                         --        (15,201)
                                                                       -----------    -----------
Net Income                                                             $   265,844    $   318,672
                                                                       ===========    ===========

Weighted-Average Common Shares Outstanding - Basic                          84,746         84,730

Weighted-Average Common Shares Outstanding  - Diluted                       84,851         84,984

Earnings Per Weighted-Average Common Share Outstanding
  Income Before Accounting Change - Basic                              $      3.14    $      3.94
  Net Income - Basic                                                          3.14           3.76
  Income Before Accounting Change - Diluted                                   3.13           3.93
  Net Income - Diluted                                                        3.13           3.75

Dividends Declared Per Share                                           $      1.60    $      1.50

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                     ASSETS

                                                     September 30,  December 31,
                                                         2002           2001
                                                      ----------     ----------
                                                      (unaudited)
Current Assets
  Cash and cash equivalents                           $   28,099     $   28,619
  Customer and other receivables--net                    458,702        367,241
  Accrued utility revenues                               103,773         76,131
  Materials and supplies (at average cost)                80,868         81,215
  Fossil fuel (at average cost)                           30,632         27,023
  Assets from risk management and trading
    activities                                            53,389         66,973
  Other current assets                                    91,259         80,203
                                                      ----------     ----------
      Total current assets                               846,722        727,405
                                                      ----------     ----------

Investments and Other Assets
  Real estate investments--net                           424,237        418,673
  Assets from risk management and trading
    activities - long-term                               206,261        200,351
  Other assets                                           252,634        304,453
                                                      ----------     ----------
      Total investments and other assets                 883,132        923,477
                                                      ----------     ----------

Property, Plant and Equipment
  Plant in service and held for future use             8,965,104      8,030,847
  Less accumulated depreciation and amortization       3,447,463      3,290,097
                                                      ----------     ----------
      Total                                            5,517,641      4,740,750
  Construction work in progress                          754,241      1,047,072
  Intangible assets, net of accumulated
    amortization                                         100,561         86,782
  Nuclear fuel, net of accumulated amortization           54,770         49,282
                                                      ----------     ----------
      Net property, plant and equipment                6,427,213      5,923,886
                                                      ----------     ----------

Deferred Debits
  Regulatory assets                                      267,104        342,383
  Other deferred debits                                   83,905         64,597
                                                      ----------     ----------
      Total deferred debits                              351,009        406,980
                                                      ----------     ----------

Total Assets                                          $8,508,076     $7,981,748
                                                      ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                             LIABILITIES AND EQUITY

                                                     September 30,  December 31,
                                                         2002           2001
                                                      -----------   -----------
                                                      (unaudited)

Current Liabilities
  Accounts payable                                    $   271,297   $   269,124
  Accrued taxes                                           102,285        96,729
  Accrued interest                                         45,116        48,806
  Short-term borrowings                                   317,811       405,762
  Current maturities of long-term debt                    260,303       126,140
  Customer deposits                                        54,659        30,232
  Deferred income taxes                                     3,244         3,244
  Liabilities from risk management and
    trading activities                                     30,396        35,994
  Other current liabilities                               123,912        74,898
                                                      -----------   -----------
      Total current liabilities                         1,209,023     1,090,929
                                                      -----------   -----------

Long-Term Debt Less Current Maturities                  2,879,055     2,673,078
                                                      -----------   -----------

Deferred Credits and Other
  Liabilities from risk management and
    trading activities - long-term                         92,907       207,576
  Deferred income taxes                                 1,222,260     1,064,993
  Unamortized gain - sale of utility plant                 60,628        64,060
  Other                                                   381,673       381,789
                                                      -----------   -----------
      Total deferred credits and other                  1,757,468     1,718,418
                                                      -----------   -----------

Commitments and Contingencies (Note 12)

Common Stock Equity
  Common stock, no par value                            1,534,025     1,531,038
  Retained earnings                                     1,161,157     1,032,850
  Accumulated other comprehensive loss                    (32,652)      (64,565)
                                                      -----------   -----------
      Total common stock equity                         2,662,530     2,499,323
                                                      -----------   -----------

Total Liabilities and Equity                          $ 8,508,076   $ 7,981,748
                                                      ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                           2002         2001
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before accounting change                          $ 230,038    $ 291,561
  Items not requiring cash
    Depreciation and amortization                          310,812      318,842
    Nuclear fuel amortization                               23,639       22,221
    Deferred income taxes--net                             141,024      (58,936)
    Change in mark-to-market--trading                      (20,937)    (185,521)
    Change in mark-to-market--system                        (1,226)      (8,604)
  Changes in current assets and liabilities
    Customer and other receivables--net                    (65,092)    (111,972)
    Accrued utility revenues                               (27,642)     (28,385)
    Materials, supplies and fossil fuel                     (3,262)     (14,766)
    Other current assets                                   (12,590)      (6,456)
    Accounts payable                                       (14,413)      30,729
    Accrued taxes                                            7,446      254,736
    Accrued interest                                        (3,690)     (14,915)
    Other current liabilities                               69,827      (23,872)
  Change in real estate investments                         (5,008)     (31,481)
  Increase in regulatory assets                             (8,709)     (10,565)
  Change in risk management and trading
    investments - at cost                                  (36,385)      (1,907)
  Customer advances                                         17,132       28,069
  Change in long term assets                               (24,416)     (16,155)
  Change in long term liabilities                          (22,994)       6,162
                                                         ---------    ---------
Net Cash Flow Provided By Operating Activities             553,554      438,785
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Trust fund for bond redemption                                --      (72,370)
  Capital expenditures                                    (689,580)    (692,553)
  Capitalized interest                                     (39,143)     (35,404)
  Other--net                                                41,724       30,126
                                                         ---------    ---------
Net Cash Flow Used For Investing Activities               (686,999)    (770,201)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                               613,757      744,500
  Short-term borrowings and payments--net                  (95,416)     116,625
  Dividends paid on common stock                          (101,727)     (95,341)
  Repayment of long-term debt                             (286,676)    (413,589)
  Other--net                                                 2,987       (5,805)
                                                         ---------    ---------
Net Cash Flow Provided By Financing Activities             132,925      346,390
                                                         ---------    ---------
Net Cash Flow                                                 (520)      14,974
Cash and Cash Equivalents at Beginning of Period            28,619       10,363
                                                         ---------    ---------
Cash and Cash Equivalents at End of Period               $  28,099    $  25,337
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest, net of amounts capitalized                 $ 100,573    $ 101,072
    Income taxes                                         $  47,450    $  32,349

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor, and El Dorado. All significant intercompany accounts and transactions have been eliminated. We have reclassified certain prior year amounts to conform to the current year presentation (see Note 8).

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

4. On February 8, 2002, Pinnacle West issued $215 million of 4.5% Notes due 2004. On March 1, 2002, APS issued $375 million of 6.5% Notes due 2012. On March 15, 2002, APS redeemed at maturity $125 million of its First Mortgage Bonds, 8.125% Series due 2002. On April 15, 2002, APS redeemed $122 million of its First Mortgage Bonds, 8.75% Series due 2024. SunCor's long-term indebtedness decreased $11 million during the nine months ended September 30, 2002. El Dorado's long-term indebtedness increased $9 million during the nine months ended September 30, 2002, due to its consolidation of NAC for financial reporting purposes (see Note 14). The above items represent the primary changes in capitalization for the nine months ended September 30, 2002.

On November 1, 2002, Maricopa County, Arizona Pollution Control Corporation issued $90 million of 5.05% Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Palo Verde Project) 2002 Series A, due 2029, and loaned the proceeds to APS pursuant to a loan agreement. The bonds were issued to refinance $90 million of outstanding pollution control bonds. In addition, see "ACC Applications" in Note 5 for a discussion of APS applications requesting the ACC to permit APS to make inter-affiliate loans to, or guarantees in favor of, Pinnacle West Energy and Pinnacle West.

5.   Regulatory Matters

ELECTRIC INDUSTRY RESTRUCTURING

STATE

     OVERVIEW. On September 21, 1999, the ACC approved Rules that provide a framework for the introduction of retail electric competition in Arizona. On September 23, 1999, the ACC approved a comprehensive settlement agreement among APS and various parties related to the implementation of retail electric competition in Arizona. Under the Rules, as modified by the 1999 Settlement

Agreement, APS was required to transfer all of its competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate or affiliates no later than December 31, 2002. Consistent with that requirement, APS had been addressing the legal and regulatory requirements necessary to complete the transfer of its generation assets to Pinnacle West Energy on or before that date. The Rules also obligated APS to acquire all of its customers' standard-offer, full-service generation requirements from the competitive market (with at least 50% of those requirements coming from a "competitive bidding process") starting in 2003.

     On August 27, 2002, the ACC held an open meeting to consider various issues relating to retail electric competition in Arizona. At that meeting, the ACC determined, among other things, that APS would not be permitted to transfer its generation assets. The ACC stayed indefinitely the competitive bidding requirements described in the preceding paragraph. Instead, the ACC required that APS competitively procure, at a minimum, any power needed for its retail customers that it cannot produce from its existing generation assets. The ACC ordered the ACC Staff and interested parties to develop a competitive procurement process by March 1, 2003. For purposes of this competitive procurement process, the ACC stated that the Pinnacle West Energy generation assets "shall not be counted as APS assets in determining the amount, timing, and manner of the competitive solicitation." The ACC ordered the development of a competitive solicitation process that can begin by March 1, 2003.

     On September 16, 2002, APS filed an application with the ACC requesting the ACC to allow APS to borrow up to $500 million and to lend the proceeds to Pinnacle West Energy or to the Company; to guarantee up to $500 million of Pinnacle West Energy's or the Company's debt; or a combination of both, not to exceed $500 million in the aggregate. In its application, APS stated that the ACC's reversal of the generation asset transfer requirement and the resulting bifurcation of generation assets between APS and Pinnacle West Energy under different regulatory regimes result in Pinnacle West Energy being unable to attain investment-grade credit ratings. This, in turn, precludes Pinnacle West Energy from accessing capital markets to refinance the bridge financing provided by the Company to fund the construction of Pinnacle West Energy generation assets or from effectively competing in the wholesale markets. APS noted that Pinnacle West Energy had previously received investment-grade credit ratings contingent upon its receipt of APS generation assets and that the Company's credit ratings could be adversely affected if Pinnacle West Energy is unable to finance its capital requirements. On November 4, 2002, Standard & Poor's lowered the Company's senior unsecured debt rating from "BBB" to "BBB-". On November 8, 2002, APS filed an Interim Financing Application with the ACC requesting the ACC to permit APS to (a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit in the amount of $125 million or (b) guarantee $125 million of Pinnacle West's short-term debt.

     These regulatory developments and legal challenges to the Rules have raised considerable uncertainty about the status and pace of retail electric competition in Arizona. These matters are discussed in more detail below.

     1999 SETTLEMENT AGREEMENT. The following are the major provisions of the 1999 Settlement Agreement, as approved:

     * APS has reduced, and will reduce, rates for standard-offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% beginning July 1, 1999 through

          July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included a July 1, 1999 retail price decrease of approximately $11 million ($7 million after income taxes) related to a 1996 regulatory agreement. Based on the price reductions authorized in the 1999 Settlement Agreement, there were also retail price decreases of approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2000; approximately $27 million ($16 million after taxes), or 1.5%, effective July 1, 2001; and approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2002. The final 1.5% price reduction is to be implemented July 1, 2003. For customers having loads of three MW or greater, standard-offer rates have been reduced in varying annual increments that total 5% in the years 1999 through 2002.

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

     * APS' distribution system opened for retail access effective September 24, 1999. Customers were eligible for retail access in accordance with the phase-in adopted by the ACC under the Rules (see "Retail Electric Competition Rules" below), including an additional 140 MW being made available to eligible non-residential customers. APS opened its distribution system to retail access for all customers on January 1, 2001. The regulatory developments and legal challenges to the Rules discussed in this note have raised considerable uncertainty about the status and pace of electric competition in Arizona. Although some very limited retail competition existed in APS' service area in 1999 and 2000, there are currently no active retail competitors offering unbundled energy or other utility services to APS' customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS' service territory.

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

     * APS will form, or cause to be formed, a separate corporate affiliate or affiliates and transfer to such affiliate(s) its competitive electric assets and services at book value as of the date of transfer, and will complete the transfers no later than December 31, 2002. APS will be allowed to defer and later collect, beginning July 1, 2004, sixty-seven percent of its costs to accomplish the required transfer of generation assets to an affiliate. However, as noted above and discussed in greater detail below, the ACC unilaterally modified this aspect of the 1999 Settlement Agreement by issuing an order preventing APS from transferring its generation assets.

     RETAIL ELECTRIC COMPETITION RULES. The Rules approved by the ACC included the following major provisions:

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

     * Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate or affiliates. Under the 1999 Settlement Agreement, APS received a waiver to allow transfer of its competitive electric assets and services to affiliates no later than December 31, 2002. However, as noted above and discussed in greater detail below, the ACC reversed its decision, as reflected in the Rules, to require APS to transfer its generation assets.

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

     PROVIDER OF LAST RESORT OBLIGATION. Although the Rules allow retail customers to have access to competitive providers of energy and energy services, APS is the "provider of last resort" for standard-offer, full-service customers under rates that have been approved by the ACC. These rates are established until at least July 1, 2004. The 1999 Settlement Agreement allows APS to seek adjustment of these rates in the event of emergency conditions or circumstances, such as the inability to secure financing on reasonable terms; material changes in APS' cost of service for ACC-regulated services resulting from federal, tribal, state or local laws; regulatory requirements; or judicial decisions, actions or orders. Energy prices in the western wholesale market vary and, during the course of the last two years, have been volatile. At various times, prices in the spot wholesale market have significantly exceeded the amount included in APS' current retail rates. In the event of shortfalls due to unforeseen increases in load demand or generation or transmission outages, APS may need to purchase additional supplemental power in the wholesale spot market. Unless APS is able to obtain an adjustment of its rates under the emergency provisions of the 1999 Settlement Agreement, there can be no assurance that APS would be able to fully recover the costs of this power.

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

     TRACK A ORDER

     On September 10, 2002, the ACC issued the Track A Order, which documents decisions made by the ACC at an open meeting on August 27, 2002. The major provisions of the Track A Order include, among other things:

Provisions related to the reversal of the generation asset transfer requirement:

     * The ACC reversed its decision, as reflected in the Rules, to require APS to transfer its generation assets either to an unrelated third party or to a separate corporate affiliate; and

     * the ACC unilaterally modified the 1999 Settlement Agreement, which authorized APS' transfer of its generating assets, and directed APS to cancel its activities to transfer its generation assets to Pinnacle West Energy.

     Provisions related to the wholesale competitive energy procurement process ("Track B" issues):

     * The ACC stayed indefinitely the requirement of the Rules that APS acquire 100% of its energy needs for its standard offer customers from the competitive market, with at least 50% obtained through a competitive bid process;

     * the ACC established a requirement that APS competitively procure, at a minimum, any required power that it cannot produce from its existing assets in accordance with the ultimate outcome of the Track B proceedings;

     * the ACC directed the parties to develop a competitive procurement ("bidding") process that can begin by March 1, 2003; and

     * the ACC stated that "the [Pinnacle West Energy] generating assets that APS may acquire from [Pinnacle West Energy] shall not be counted as APS assets in determining the amount, timing and manner of the competitive solicitation" for Track B purposes, thereby bifurcating the regulatory treatment of the existing APS assets and the Pinnacle West Energy assets.

     On September 30, 2002, APS filed a Motion for Reconsideration of the Track A Order and on October 17, 2002, the ACC voted to deny that motion. APS intends to appeal the Track A Order or otherwise seek restitution for the ACC's reversal of the 1999 Settlement Agreement. Such restitution will also be addressed in APS' 2003 rate filing with the ACC.

     The ACC Staff has conducted workshops on the Track B issues with various parties to determine and define the appropriate process to be used for competitive power procurement. On October 25, 2002, the ACC Staff issued its report proposing a process by which APS would procure power not supplied by its own resources. Under the ACC Staff's proposal, we believe APS will be required to competitively bid for about 1,500 MW of energy on peak. As described above, the ACC has directed the parties to complete the Track B proceedings such that the competitive procurement process can begin by March 1, 2003. The ACC Staff also proposes that Pinnacle West Energy would be able to bid. In addition to the ACC Staff workshop process, the ACC will conduct evidentiary hearings to make its final determination on the Track B proceedings. The hearing is scheduled to begin on November 21, 2002.

ACC APPLICATIONS

     On September 16, 2002, APS filed a Financing Application requesting the ACC to allow APS to borrow up to $500 million and to lend the proceeds to Pinnacle West Energy or the Company; to guarantee up to $500 million of Pinnacle West Energy's or the Company's debt; or a combination of both, not to exceed $500 million in the aggregate. The loan and/or the guarantee would be used to refinance debt incurred to fund the construction of Pinnacle West Energy generation assets. The ACC has established a procedural schedule with a hearing to begin January 8, 2003.

     The Financing Application addresses, among other things, the following matters:

     * APS noted that its April 19, 2002 filing with the ACC had sought unification of "[Pinnacle West Energy] Assets" (West Phoenix Combined Cycle Units 4 and 5, Redhawk Units 1 and 2, and Saguaro Combustion Turbine Unit 3) and APS generation assets under a common financial and regulatory regime. APS further noted that the Track A Order's language regarding the treatment of the Pinnacle West Energy Assets for Track B purposes (see the last bullet point under "Track A Order" above) appears to postpone a decision regarding the inclusion of the Pinnacle West Energy Assets in APS' rate base, thereby effectively precluding the consolidation of the Pinnacle West Energy Assets at APS under a common financial and regulatory regime at the present time.

     * APS stated that it did not intend or desire to foreclose the possibility that it would acquire all or part of the Pinnacle West Energy Assets or that it may propose that the Pinnacle West Energy Assets be included in APS' rate base or afforded cost-of-service regulatory treatment to the extent the Pinnacle West Energy Assets are used by APS customers. APS stated that these issues would be appropriate topics in APS' 2003 general rate case and noted that the Track A Order specifically stated that the ACC would not pre-judge the eventual rate treatment of the Pinnacle West Energy Assets.

     * APS stated that the Track A Order's reversal of the generation asset transfer requirement and the resulting bifurcation of generation assets between APS and Pinnacle West Energy under different regulatory regimes result in Pinnacle West Energy being unable to attain investment-grade credit ratings. This, in turn, precludes Pinnacle West Energy from accessing capital markets to refinance the bridge financing provided by the Company to fund the construction of the Pinnacle West Energy Assets or from effectively competing in the wholesale markets. APS noted that Pinnacle West Energy had previously received investment-grade credit ratings contingent upon its receipt of APS generation assets and that the Company's credit ratings could be adversely affected if Pinnacle West Energy is unable to finance its capital requirements. On November 4, 2002, Standard & Poor's lowered the Company's senior unsecured debt rating from BBB to BBB-.

     * APS stated that the amount of the requested loan and/or guarantee is APS' present estimate of the amount of credit support necessary through APS to restore Pinnacle West Energy and the Company to their credit status prior to the ACC's issuance of the Track A Order. APS further stated that if the requested amount proves to be inadequate, APS reserves the right to submit a second financing application seeking additional credit support.

     In mid-2003, the Company will need to refinance approximately $550 million of parent company indebtedness. If the ACC does not grant the approvals requested in the Financing Application in a timely fashion, the Company would anticipate taking the following steps, to the extent necessary, in priority order, although the timing of the Company's liquidity needs may affect the order of the steps taken:

     * The reduction of capital expenditures through plant delay and cancellation;

     *    The sale of non-core assets; and

     *    The issuance of new debt and, if appropriate, new equity.

     Although we believe it would be inappropriate to discuss specific amounts for each of the foregoing categories, we estimate the sum of these steps to be approximately equivalent to the current outstanding debt at the parent company, which totaled approximately $1.1 billion as of September 30, 2002.

     On November 8, 2002, APS filed an Interim Financing Application with the ACC requesting a waiver of certain ACC rules to permit APS to (a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit or (b) guarantee Pinnacle West's short-term debt. In either case, the waiver would be limited to a maximum aggregate principal amount of $125 million and for a maximum term of 364 days. In the Interim Financing Application APS stated that Pinnacle West was facing short-term liquidity needs as a result of the pending expiration of a $125 million bank facility, which is used as part of the backup for the Company's $250 million commercial paper program, on November 29, 2002. As of November 12, 2002, the Company had $100 million of commercial paper outstanding. APS further stated that many of Pinnacle West's lenders have advised Pinnacle West that they will not renew the expiring facility because they are unwilling to assume the regulatory risk that the ACC will act on the Financing Application in a timely and favorable manner, particularly in light of Standard & Poor's recent lowering of Pinnacle West's senior unsecured debt rating. APS stressed that Pinnacle West's need for the short-term line of credit or guarantee was a direct result of the regulatory developments giving rise to the Financing Application (see above) and stated that the line of credit or guarantee was designed as a pure liquidity backstop and would be the last borrowing choice for Pinnacle West. The Company is also evaluating other options to ensure adequate liquidity. APS requested that the Interim Financing Application be decided by the ACC on an emergency basis at its November 19, 2002 meeting.

FEDERAL

     In June 2001, the FERC adopted a price mitigation plan that constrains the price of electricity in the wholesale spot electricity market in the western United States. The plan, which has a price cap of approximately $90 per MWh and was originally ordered to remain in effect until September 30, 2002, was extended to remain in place until October 31, 2002. FERC has adopted a price cap for the period thereafter of $250 per MWh.

     On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking for Standard Market Design for wholesale electric markets. We are reviewing the proposed rulemaking and cannot currently predict what, if any, impact there may be to the Company if the FERC adopts the proposed rule.

GENERAL

     The regulatory developments and legal challenges to the Rules discussed in this note have raised considerable uncertainty about the status and pace of electric competition in Arizona. Although some very limited retail competition existed in APS' service area in 1999 and 2000, there are currently no active retail competitors offering unbundled energy or other utility services to APS' customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS' service territory. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete in the new regulatory environment.

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

7.   Business Segments

     We have two principal business segments (determined by products, services and the regulatory environment), which consist of our regulated retail electricity business, regulated traditional wholesale electricity business, and related activities (electric retail business segment) and our competitive business activities (marketing and trading business segment). Our electric retail business segment includes activities related to electricity transmission and distribution, as well as electricity generation. Our marketing and trading business segment includes activities related to wholesale marketing and trading and APS Energy Services' commodity-related energy services. The other amounts include activities related to SunCor and El Dorado. Certain parent company costs, other than marketing and trading, are included in our electric retail segment. Financial data for the Company's business segments follows (dollars in millions):

                                Three Months Ended    Nine Months Ended   Twelve Months Ended
                                   September 30,        September 30,        September 30,
                                ------------------   ------------------   ------------------
                                 2002       2001      2002       2001      2002       2001
                                -------    -------   -------    -------   -------    -------
Operating Revenues:
  Electric retail               $   720    $   973   $ 1,597    $ 2,125   $ 2,033    $ 2,581
  Marketing and trading              87        142       213        634       230        817
  Other                              66         46       183        114       251        155
                                -------    -------   -------    -------   -------    -------
         Total                  $   873    $ 1,161   $ 1,993    $ 2,873   $ 2,514    $ 3,553
                                =======    =======   =======    =======   =======    =======

Income Before
Accounting Change:
  Electric retail               $    88    $    99   $   185    $   112   $   222    $   145
  Marketing and trading              24         61        49        175        46        187
  Other                             (11)         2        (4)         4        (2)         2
                                -------    -------   -------    -------   -------    -------
         Total                  $   101    $   162   $   230    $   291   $   266    $   334
                                =======    =======   =======    =======   =======    =======


                                               As of                 As of
                                        September 30, 2002     December 31, 2001
                                        ------------------     -----------------
          Assets:
            Electric retail                  $ 7,568               $ 7,077
            Marketing and trading                428                   417
            Other                                512                   488
                                             -------               -------
                   Total                     $ 8,508               $ 7,982
                                             =======               =======

8.   Accounting Matters

     In June 2002, the FASB's EITF issued certain guidance related to energy trading activities in EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." The new guidance, which was effective July 1, 2002, required that all energy trading activities within the scope of EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," be presented on a net basis in revenues and that prior period amounts be restated.

     In October 2002, the EITF reached a consensus that gains and losses on derivative instruments within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" should be shown net in the income statement if the derivative is held for trading purposes. This decision effectively supersedes the guidance provided at the June meeting. Beginning in the third quarter of 2002, we have netted all of our energy trading activities on the income statement and have restated prior amounts.

     In the October 2002 meeting, the EITF also rescinded EITF 98-10. This guidance is effective immediately for all new contracts and on January 1, 2003 for existing contracts. As such, energy trading contracts will be accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received, unless the contracts are required to be marked to market as derivatives under SFAS No. 133 or if allowed by other guidance. For existing contracts, we will record a cumulative effect adjustment in net income for the previously recorded accumulated unrealized mark-to-market on energy trading contracts that do not meet the definition of a derivative under SFAS No. 133. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

     We determined that we have asset retirement obligations for our nuclear facilities (nuclear decommissioning) and certain other fossil generation, transmission, and distribution assets. The standard is not expected to have a material impact on net income because the assets with significant retirement obligations are regulated. We expect to establish a regulatory asset or liability to offset the impacts of this standard on the regulated assets.

     In 2001, the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position, "Accounting for Certain Costs Related to Property, Plant, and Equipment." This proposed Statement of Position, which would be effective for us in 2004, would create a project timeline framework for capitalizing costs related to property, plant and equipment construction. It would require that property, plant and equipment assets be accounted for at the component level and require administrative and general costs incurred in support of capital projects to be expensed in the current period. The American Institute of Certified Public Accountants plans to issue the final Statement of Position in early 2003.

     In the third quarter of 2002, we changed to the fair value method of accounting for stock-based compensation, as provided for in SFAS No. 123, "Accounting for Stock-Based Compensation". The fair value method of accounting is the preferred method. In accordance with the transition requirements of SFAS No. 123, we applied the fair value method prospectively, beginning with 2002 stock grants. We expect to record approximately $500,000 in stock option expense before income taxes in our consolidated income statement for 2002, approximately one-half of which was recorded in the third quarter of 2002. This amount may not be reflective of the stock option expense we record in future years because stock options typically vest over several years and additional grants are generally made each year.

     On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." We have no goodwill recorded and have separately disclosed other intangible assets in our condensed consolidated balance sheets. This new standard has no material impact on our financial statements, and the required disclosures are provided in Note 13.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which, among other things, supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases. The portion of the statement relating to the early extinguishment of debt is effective for us beginning in 2003. We do not believe the adoption of this statement will have a material impact on our financial statements.

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

     See Note 9 for accounting developments related to special-purpose entities.

9.   Off-Balance Sheet Financing

     In 1986, APS entered into agreements with three separate SPE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. In July 2002, the FASB issued an exposure draft related to SPEs. It is expected that the FASB will issue final guidance on accounting for SPEs during the fourth quarter of 2002, with an immediate effective date for newly-created entities and for all other entities as of the beginning of the first fiscal period beginning on or after April 1, 2003. We are currently evaluating the impacts of the exposure draft and we may be required to consolidate the Palo Verde SPEs in our financial statements.

     If consolidation were required, the assets and liabilities of the SPEs that relate to the sale-leaseback transactions would be reflected on our condensed consolidated balance sheet at fair value on the date of implementation. We are currently evaluating the impact of including the related fair value of assets and liabilities. The secured lease obligation bonds that are not reflected on our condensed consolidated balance sheet at September 30, 2002 total approximately $285 million. The rating agencies have already considered this debt when evaluating our credit ratings. This is our only significant off-balance sheet financing activity.

10.  Derivative Instruments and Energy Trading Activities

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal and emissions allowances. We employ established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodities. In addition, subject to specified risk parameters established by our Board of Directors and monitored by our ERMC, we engage in trading activities intended to profit from market price movements.

     Effective January 1, 2001, we adopted SFAS No. 133. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheets and measure those instruments at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of other comprehensive income), depending on whether or not the derivative meets specific hedge accounting criteria. We use cash flow hedges to limit our exposure to cash flow variability on forecasted transactions. Hedge effectiveness is related to the degree to which the derivative contract and the hedged item are correlated. It is measured based on the relative changes in fair value between the derivative contract and the hedged item over time. We exclude the time value of certain options from our assessment of hedge effectiveness. Any change in the fair value resulting from "ineffectiveness", or the amount by which the derivative contract and the hedge commodity are not directly correlated, is recognized immediately in net income.

     On January 1, 2001, we recorded a $3 million after-tax loss in net income and a $65 million after-tax gain in equity (as a component of other comprehensive income), both as cumulative effects of a change in accounting principle. The gain resulted from unrealized gains on cash flow hedges.

     In June 2001, the FASB issued new guidance related to electricity contracts. The effective date of this new guidance was July 1, 2001. As of July 1, 2001, we recorded an additional $12 million after-tax loss in net income and an additional $8 million after-tax gain in equity (as a component of other comprehensive income), as a result of adopting the new guidance related to electricity contracts. The loss resulted primarily from electricity options contracts. The gain resulted from unrealized gains on cash flow hedges. The impact of the new guidance was reflected in consolidated net income and other comprehensive income as cumulative effects of a change in accounting principle.

     In December 2001, the FASB issued revised guidance on the accounting for electricity contracts with option characteristics and the accounting for contracts that combine a forward contract and a purchased option contract. The effective date for the revised guidance was April 1, 2002. The impact of this guidance was immaterial to our financial statements.

     The changes in derivative fair value included in the condensed consolidated statements of income for the three, nine and twelve months ended September 30, 2002 and 2001 are comprised of the following (dollars in thousands):

                                     Three Months Ended       Nine Months Ended     Twelve Months Ended
                                       September 30,            September 30,           September 30,
                                    --------------------    --------------------    --------------------
                                      2002        2001        2002        2001        2002        2001
                                    --------    --------    --------    --------    --------    --------
Gains (losses) on the ineffective
  portion of derivatives
  qualifying for hedge
  accounting                        $     42    $ (1,879)   $  1,965    $ (5,748)   $  1,657    $ (5,748)
Gains (losses) from the
  discontinuance of cash flow
  hedges                                  --      (2,417)        (45)     (5,273)        546      (5,273)
Gains (losses) from non-hedge
  derivatives                         (5,513)      1,050      (7,092)     (6,733)     (7,516)     (6,733)
Prior period mark-to-
  market losses realized upon
  delivery of commodities                376      19,880       6,398      26,358       5,986      26,358
                                    --------    --------    --------    --------    --------    --------
Total pretax gain (loss)            $ (5,095)   $ 16,634    $  1,226    $  8,604    $    673    $  8,604
                                    ========    ========    ========    ========    ========    ========

     As of September 30, 2002, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is twenty-seven months. During the twelve months ending September 30, 2003, we estimate that a net loss of $14 million before income taxes will be reclassified from accumulated other comprehensive loss as an offset to the effect on earnings of market price changes for the related hedged transactions.

     The following table summarizes our assets and liabilities from risk management and trading activities related to trading and system (retail and traditional wholesale activities) as of September 30, 2002 (dollars in thousands):

                   Current                   Current       Other      Net Asset/
                   Assets    Investments   Liabilities  Liabilities  (Liability)
                  ---------  -----------   -----------  -----------  -----------
Mark-to-
  market:
    Trading       $  37,506   $ 133,886     $  (2,613)   $ (10,009)   $ 158,770
    System           15,883           3       (27,783)     (41,865)     (53,762)
Cost: Emission
  allowances
  and other              --      72,372(a)         --      (41,033)      31,339
                  ---------   ---------     ---------    ---------    ---------
Total             $  53,389   $ 206,261     $ (30,396)   $ (92,907)   $ 136,347
                  =========   =========     =========    =========    =========

(a) Includes $12 million required to counterparties to serve as collateral against our open positions on energy-related contracts. The Standard & Poor's rating action on November 4, 2002 did not significantly change our collateral requirements with counter-parties.

11.  Comprehensive Income

     Components of comprehensive income for the three, nine and twelve months ended September 30, 2002 and 2001, are as follows (dollars in thousands):

                                 Three Months Ended        Nine Months Ended        Twelve Months Ended
                                    September 30,             September 30,            September 30,
                                ---------------------    ----------------------    ----------------------
                                   2002        2001         2002         2001         2002         2001
                                ---------   ---------    ---------    ---------    ---------    ---------
Net income                      $ 100,916   $ 150,053    $ 230,038    $ 276,360    $ 265,844    $ 318,672
                                ---------   ---------    ---------    ---------    ---------    ---------
Other comprehensive income
    (loss):
  Minimum pension liability,
    net of tax                         --          --       (1,835)          --       (2,801)          --
  Cumulative effect of change
    in accounting for
    derivatives, net of tax            --       7,801           --       72,501           --       72,501
  Unrealized gains (losses)
    on hedging derivatives,
    net of tax (a)                  1,446     (11,353)      20,731      (92,493)      22,758      (92,493)
  Reclassification of hedging
    derivatives net realized
    (gains) losses to income,
    net of tax (b)                  2,364     (11,145)      13,017      (46,617)      14,000      (46,617)
                                ---------   ---------    ---------    ---------    ---------    ---------
Total other comprehensive
    income (loss)                   3,810     (14,697)      31,913      (66,609)      33,957      (66,609)
                                ---------   ---------    ---------    ---------    ---------    ---------

Comprehensive income            $ 104,726   $ 135,356    $ 261,951    $ 209,751    $ 299,801    $ 252,063
                                =========   =========    =========    =========    =========    =========

(a) These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted gas requirements to serve Native Load.
(b) These amounts primarily include the reclassification of unrealized gains and losses to realized for contracted commodities delivered during the period.

12.  Commitments and Contingencies

CALIFORNIA ENERGY MARKET ISSUES AND REFUNDS IN THE PACIFIC NORTHWEST

     In July 2001, the FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. This order calls for a hearing, with findings of fact due to the FERC after the ISO and PX provide necessary historical data. The FERC also ordered an evidentiary proceeding to discuss and evaluate possible refunds for the Pacific Northwest. The administrative law judge at the FERC in charge of that evidentiary proceeding made an initial finding that no refunds were appropriate. The Pacific Northwest issues will now be addressed by the FERC commissioners. Although the FERC has not yet made a final ruling in the Pacific Northwest matter nor calculated the specific refund amounts due in California, we do not expect that the resolution of these issues, as to the amounts alleged in the proceedings, will have a material adverse impact on our financial position, results of operations or liquidity.

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

     In the first quarter of 2002, SCE paid all of its outstanding debts to APS Energy Services. In the second quarter of 2002, PG&E filed its Modified Second Amended Disclosure Statement and the CPUC filed its Alternative Plan of Reorganization. Both plans generally indicated that PG&E would, at the close of bankruptcy proceedings, be able to pay in full all outstanding, undisputed debts. As a result of these developments, the probable range of our total exposure now is approximately zero to $27 million before income taxes, and our best estimate of the probable loss is now approximately $6 million before income taxes. Consequently, we reversed $4 million of the $10 million reserve in the second quarter of 2002. We cannot predict with certainty, however, the impact that any future resolution or attempted resolution, of the California energy market situation may have on us, our subsidiaries or the regional energy market in general.

     CALIFORNIA ENERGY MARKET LITIGATION. On March 19, 2002, the State of California filed a complaint with the FERC alleging that wholesale sellers of power and energy, including the Company, failed to properly file rate information at the FERC in connection with sales to California from 2000 to the present. STATE OF CALIFORNIA V. BRITISH COLUMBIA POWER EXCHANGE ET. AL., Docket No. EL02-71-000. The complaint requests the FERC to require the wholesale sellers to refund any rates that are "found to exceed just and reasonable levels." This complaint has been dismissed by FERC and the State of California is now appealing the matter to the Ninth Circuit Court of Appeals. In addition, the State of California and others have filed various claims, which have now been consolidated, against several power suppliers to California alleging antitrust violations. WHOLESALE ELECTRICITY ANTITRUST CASES I AND II, Superior Court in and for the County of San Diego, Proceedings Nos. 4204-00005 and 4204-00006. Two of the suppliers who were named as defendants in those matters, Reliant Energy Services, Inc. (and other Reliant entities) and Duke Energy and Trading, LLP (and other Duke entities), filed cross-claims against various other participants in the PX and ISO markets, including APS, attempting to expand those matters to such other participants. APS has not yet filed a responsive pleading in the matter, but APS believes the claims by Reliant and Duke as they relate to APS are without merit.

     APS was also named in a lawsuit regarding wholesale contracts in California. JAMES MILLAR, ET AL. V. ALLEGHENY ENERGY SUPPLY, ET AL., United States District Court in and for the District of Northern California, Case No. C02-2855 EMC. The complaint alleges basically that the contracts entered into were the result of an unfair and unreasonable market. The PX has filed a lawsuit against the State of California regarding the seizure of forward contracts and the State has filed a cross complaint against APS and numerous other PX participants. CAL PX V. THE STATE OF CALIFORNIA Superior Court in and for the County of Sacramento, JCCP No. 4203. Various preliminary motions are being filed and we cannot currently predict the outcome of this matter. The "United States Justice Foundation" is suing numerous wholesale energy contract suppliers to California, including us, as well as the California Department of Water Resources, based upon an alleged conflict of interest arising from the activities of a consultant for Edison International who also negotiated long-term contracts for the California Department of Water Resources. MCCLINTOCK, ET AL. V. YUDHRAJA, Superior Court in and for the County of Los Angeles, Case No. GC 029447. The California Attorney General has indicated that an investigation by his office did not find evidence of improper conduct by the consultant. We believe the claims against us in the lawsuits mentioned in this paragraph are without merit and will have no material adverse impact on our financial position, results of operations or liquidity.

POWER SERVICE AGREEMENT

     By letter dated March 7, 2001, Citizens, which owns a utility in Arizona, advised APS that it believes APS overcharged Citizens by over $50 million under a power service agreement. APS believes that its charges under the agreement were fully in accordance with the terms of the agreement. In addition, in testimony filed with the ACC on March 13, 2002, Citizens acknowledged that, based on its review, "if Citizens filed a complaint with FERC, it probably would lose the central issue in the contract interpretation dispute." APS and Citizens terminated the power service agreement effective July 15, 2001. In replacement of the power service agreement, the Company and Citizens entered into a power sale agreement under which the Company will supply Citizens with specified amounts of electricity and ancillary services through May 31, 2008. This new agreement does not address issues previously raised by Citizens with respect to charges under the original power service agreement through June 1, 2001.

13.  Intangible Assets

     On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company's gross intangible assets (which are primarily software) were $203 million at September 30, 2002 and $175 million at December 31, 2001. The related accumulated amortization was $102 million at September 30, 2002 and $88 million at December 31, 2001. Amortization expense for the three month period ended September 30 was $6 million in 2002 and 2001. Amortization expense for the nine month period ended September 30 was $14 million in 2002 and $16 million in 2001. Amortization expense for the twelve-month period ended September 30 was $20 million in 2002 and $22 million in 2001. Estimated amortization expense on existing intangible assets over the next five years is $17 million in 2002, $16 million in 2003, $15 million in 2004, $13 million in 2005 and $11 million in 2006.

14.  El Dorado's Investment in NAC

     NAC develops, markets and contracts for the manufacture of cask designs for spent nuclear fuel storage and transportation. Prior to the third quarter 2002, El Dorado's investment in NAC was accounted for under the equity method and El Dorado's share of earnings and losses through June 2002 were recorded in other income or expense in the condensed consolidated income statement. Beginning in the third quarter of 2002, El Dorado fully consolidated NAC's financial statements after acquiring a controlling interest in NAC as a result of increased voting representation on NAC's board of directors. El Dorado consolidated a pretax loss of $13 million in the third quarter of 2002 related to NAC. In addition, Pinnacle West provided guarantees for credit support related to NAC in the cumulative amount of $43 million as of September 30, 2002.

15.  Earnings Per Share

     The following table presents earnings per weighted average common share outstanding (EPS):

                                    Three Months Ended       Nine Months Ended    Twelve Months Ended
                                       September 30,           September 30,         September 30,
                                    -------------------    -------------------    -------------------
                                      2002       2001        2002       2001        2002       2001
                                    --------   --------    --------   --------    --------   --------
Basic EPS:
  Income before accounting change   $   1.19   $   1.92    $   2.71   $   3.44    $   3.14   $   3.94
  Cumulative effect of change in
  accounting                              --      (0.15)         --      (0.18)         --      (0.18)
                                    --------   --------    --------   --------    --------   --------
Earnings per share - basic          $   1.19   $   1.77    $   2.71   $   3.26    $   3.14   $   3.76
                                    ========   ========    ========   ========    ========   ========

Diluted EPS:
  Income before accounting change   $   1.19   $   1.91    $   2.71   $   3.43    $   3.13   $   3.93
  Cumulative effect of change in
  accounting                              --      (0.14)         --      (0.18)         --      (0.18)
                                    --------   --------    --------   --------    --------   --------
Earnings per share - diluted        $   1.19   $   1.77    $   2.71   $   3.25    $   3.13   $   3.75
                                    ========   ========    ========   ========    ========   ========

     The following table reconciles average common shares outstanding - basic to average common shares outstanding - diluted that are used in the EPS calculation in the condensed consolidated income statement (in thousands):

                              Three Months       Nine Months      Twelve Months
                                 Ended             Ended              Ended
                              September 30,     September 30,     September 30,
                             ---------------   ---------------   ---------------
                              2002     2001     2002     2001     2002     2001
                             ------   ------   ------   ------   ------   ------
Average common shares
  outstanding - basic        84,768   84,721   84,768   84,731   84,746   84,730
Dilutive stock options           29      188       91      241      105      254
                             ------   ------   ------   ------   ------   ------
Average common shares
  outstanding - diluted      84,797   84,909   84,859   84,972   84,851   84,984
                             ======   ======   ======   ======   ======   ======

     Options to purchase 2,118,994 shares for the three-month period ended September 30, 2002, 1,281,721 shares for the nine-month period ended September 30, 2002 and 1,284,063 shares for the twelve-month period ended September 30, 2002 were outstanding but were not included in the computation of EPS because the options' exercise prices were greater than the average market price of the common shares. Options to purchase shares of common stock that were not included in the computation of diluted EPS were 637,872 shares for the three-month period September 30, 2001, 213,358 shares for the nine-month period September 30, 2001 and 214,006 shares for the twelve-month period September 30, 2001.

16.  Other Income and Other Expense

     The following table provides detail of other income and other expense for the three, nine and twelve months ended September 30, 2002 and 2001 (dollars in thousands):

                                Three Months            Nine Months             Twelve Months
                                   Ended                   Ended                   Ended
                                September 30,           September 30,           September 30,
                            --------------------    --------------------    --------------------
                              2002        2001        2002        2001        2002        2001
                            --------    --------    --------    --------    --------    --------
Other income
  Environmental
    insurance recovery      $     --    $     --    $     --    $ 10,947    $  1,402    $ 10,947
Interest income                1,863         889       3,749       4,037       6,945       6,951
SunCor joint venture
  earnings                       123         188       3,522       2,669       2,040       3,607
Miscellaneous                  1,052         450       3,042       1,173       7,516       1,603
                            --------    --------    --------    --------    --------    --------
Total other income          $  3,038    $  1,527    $ 10,313    $ 18,826    $ 17,903    $ 23,108
                            ========    ========    ========    ========    ========    ========

Other expense:
  Investment losses -
    net (a)                 $ (4,256)   $   (605)   $ (8,371)   $ (3,083)   $(10,071)   $(10,745)
  Non-operating costs -
    SunCor                        --          --          --      (4,500)     (2,500)     (4,500)
  Non-operating costs (b)     (3,884)     (2,641)    (13,696)     (9,620)    (18,386)    (15,403)
  Miscellaneous               (2,573)       (357)     (4,715)     (2,905)     (9,294)     (8,052)
                            --------    --------    --------    --------    --------    --------
Total other expense         $(10,713)   $ (3,603)   $(26,782)   $(20,108)   $(40,251)   $(38,700)
                            ========    ========    ========    ========    ========    ========

(a)  Primarily related to El Dorado's investments in NAC in 2002 (see Note 14).
(b)  Primarily below-the-line non-operating utility costs.

17.  2002 Severance Charges

     In July 2002, we announced cost containment measures that included a voluntary workforce reduction. We recorded $25 million before taxes in voluntary severance costs in the third quarter of 2002. We expect to record up to $12 million before taxes for additional severance costs in the fourth quarter of 2002.

18.  2002 IRS Tax Refund

     As a result of a change in IRS guidance, we claimed a tax deduction related to an APS tax accounting method change on the 2001 Federal consolidated income tax return. The accelerated deduction has resulted in a $200 million reduction in current tax liability.

19.  Regulatory Accounting

     APS is regulated by the ACC and the FERC. The accompanying condensed consolidated financial statements reflect the ratemaking policies of these commissions. For regulated operations, we prepare our financial statements in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. EITF 97-4 requires that SFAS No. 71 be discontinued no later than when legislation is passed or a rate order is used that contains sufficient detail to determine its effect on the portion of the business being deregulated. In 1999, we discontinued the application of SFAS No. 71 for APS' generation operations due to the 1999 Settlement Agreement with the ACC. See Note 5 for a discussion of the 1999 Settlement Agreement. In the Track A order, the ACC determined that APS would not be able to transfer its generation assets as provided for in the 1999 Settlement Agreement (see Note 5). Accordingly, we now consider APS generation to be cost-based, rate-regulated and subject to the requirements of SFAS No. 71. The impacts of this change were immaterial to our financial statements.

                        PINNACLE WEST CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

     In this section, we explain the results of operations, general financial condition, and outlook for Pinnacle West and our subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor, and El Dorado, including:

     * the changes in our earnings for the three, nine and twelve months ended September 30, 2002 and 2001;

     * the effects of regulatory agreements and developments on our results and outlook;

     *    our capital needs, liquidity and capital resources;

     *    our business outlook; and

     *    our management of market risks.

     We suggest this section be read along with the 2001 10-K. Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we refer to specific "Notes" in the Notes to Condensed Consolidated Financial Statements in this report. These Notes add further details to the discussion. Operating statistics for the periods ended September 30, 2002 and September 30, 2001 are available on our website (www.pinnaclewest.com) and in our Current Report on Form 8-K dated September 30, 2002.

OVERVIEW OF OUR BUSINESS

     The Company owns all of the outstanding common stock of APS. APS is an electric utility that provides retail and wholesale electric service to substantially all of the state of Arizona, with the major exceptions of the Tucson metropolitan area and about one-half of the Phoenix metropolitan area. Electricity is provided through a distribution system owned by APS.

     APS also generates and, through the Company's marketing and trading division, sells and delivers electricity to wholesale customers in the western United States. Pinnacle West's marketing and trading division currently sells into the wholesale market, the APS and Pinnacle West Energy generation output that is not needed for APS' Native Load, which includes loads for retail customers and traditional cost-of-service wholesale customers. Subject to specified risk parameters established by our Board of Directors and the ERMC, the marketing and trading division also has engaged in activities to hedge purchases and sales of electricity, fuels, and emissions allowances and credits and to profit from market price movements. However, as discussed in Note 5, the ACC has ordered the ACC Staff and interested parties to develop a competitive procurement process by March 1, 2003 by which APS will competitively procure, at a minimum, any power needed for its retail customers that it cannot produce from its existing generation assets. For purposes of this competitive procurement process, Pinnacle West Energy generation assets are not counted as APS generation assets. The draft ACC Staff report proposing a competitive procurement process provides that Pinnacle West Energy would be able to bid.

     Our other major subsidiaries are:

     * Pinnacle West Energy, through which we conduct our unregulated electricity generation operations;

     * APS Energy Services, which provides commodity-related energy services (such as direct access commodity contracts, energy procurement, and energy supply consultation) and energy-related products and services (such as energy master planning, energy use consultation and facility audits, cogeneration analysis and installation, and project management) to commercial, industrial and institutional retail customers in the western United States;

     * SunCor, a developer of residential, commercial, and industrial real estate projects in Arizona, New Mexico, and Utah; and

     *    El Dorado, an investment firm.

EARNINGS CONTRIBUTIONS BY SUBSIDIARY AND BUSINESS SEGMENT

     We have two principal business segments (determined by products, services and the regulatory environment), which consist of our regulated retail electricity business, regulated traditional wholesale electricity business and related activities (electric retail segment) and our competitive business activities (marketing and trading segment). Our electric retail business segment includes activities related to electricity transmission and distribution, as well as electricity generation. Our marketing and trading business segment includes activities related to wholesale marketing and trading and APS Energy Services' commodity related energy services. The other amounts primarily include activities related to SunCor and El Dorado. Certain parent company costs, other than marketing and trading, are included in our electric retail segment.

     The following tables summarize net income and segment details for the three, nine and twelve months ended September 30, 2002 and the comparable prior year periods for Pinnacle West and each of our subsidiaries (dollars in millions):

                                                                      Marketing and
                                  Total          Electric Retail         Trading             Other
THREE MONTHS ENDED           ----------------    ----------------    ---------------    ----------------
SEPTEMBER 30,                 2002      2001      2002      2001      2002     2001      2002      2001
                             ------    ------    ------    ------    ------   ------    ------    ------
Arizona Public Service (a)   $   87    $  108    $   86    $   87    $    1   $   21    $   --    $   --
Pinnacle West Energy (a)         10        13        10        13        --       --        --        --
APS Energy Services               7        (3)       --        --         7       (3)       --        --
SunCor                           (1)        2        --        --        --       --        (1)        2
El Dorado                       (15)       --        --        --        --       --       (15)       --
Parent company                   13        42        (8)       (1)       16       43         5        --
                             ------    ------    ------    ------    ------   ------    ------    ------
Income before
  accounting change             101       162        88        99        24       61       (11)        2
Cumulative effect of
  change in accounting
  net of income taxes (b)        --       (12)       --       (12)       --       --        --        --
                             ------    ------    ------    ------    ------   ------    ------    ------
Net Income                   $  101    $  150    $   88    $   87    $   24   $   61    $  (11)   $    2
                             ======    ======    ======    ======    ======   ======    ======    ======

                                                                      Marketing and
                                  Total          Electric Retail         Trading             Other
NINE MONTHS ENDED            ----------------    ----------------    ---------------    ----------------
SEPTEMBER 30,                 2002      2001      2002      2001      2002     2001      2002      2001
                             ------    ------    ------    ------    ------   ------    ------    ------
Arizona Public Service (a)   $  183    $  242    $  182    $  103    $    1   $  139    $   --    $   --
Pinnacle West Energy (a)         12        14        12        14        --       --        --        --
APS Energy Services              20       (10)       --        --        18      (11)        2         1
SunCor                            9         3        --        --        --       --         9         3
El Dorado                       (18)       --        --        --        --       --       (18)       --
Parent company                   24        42        (9)       (5)       30       47         3        --
                             ------    ------    ------    ------    ------   ------    ------    ------
Income before
  accounting change             230       291       185       112        49      175        (4)        4
Cumulative effect of
  change in accounting
  net of income taxes (b)        --       (15)       --       (15)       --       --        --        --
                             ------    ------    ------    ------    ------   ------    ------    ------
Net Income                   $  230    $  276    $  185    $   97    $   49   $  175    $   (4)   $    4
                             ======    ======    ======    ======    ======   ======    ======    ======

                                                                      Marketing and
                                  Total          Electric Retail         Trading             Other
TWELVE  MONTHS ENDED         ----------------    ----------------    ---------------    ----------------
SEPTEMBER 30,                 2002      2001      2002      2001      2002     2001      2002      2001
                             ------    ------    ------    ------    ------   ------    ------    ------
Arizona Public Service (a)   $  222    $  296    $  218    $  136    $    4   $  160    $   --    $   --
Pinnacle West Energy (a)         15        14        15        14        --       --        --        --
APS Energy Services              21       (19)       --        --        20      (21)        1         2
SunCor                           10         6        --        --        --       --        10         6
El Dorado                       (19)       (5)       --        --        --       --       (19)       (5)
Parent company                   17        42       (11)       (5)       22       48         6        (1)
                             ------    ------    ------    ------    ------   ------    ------    ------
Income before
  accounting change             266       334       222       145        46      187        (2)        2
Cumulative effect of
  change in accounting
  net of income taxes (b)        --       (15)       --       (15)       --       --        --        --
                             ------    ------    ------    ------    ------   ------    ------    ------
Net Income                   $  266    $  319    $  222    $  130    $   46   $  187    $   (2)   $    2
                             ======    ======    ======    ======    ======   ======    ======    ======

(a) Consistent with APS' October 2001 ACC filing, in which APS requested approval of a purchase power agreement with the Company to ensure ongoing reliable service to APS customers in a volatile generation market, during 2002 APS entered into agreements with its affiliates to buy power. The agreements, which expire December 31, 2002, reflect a price based on the fully-dispatchable dedication of the Pinnacle West Energy generating assets to APS' Native Load customers.

(b) APS recorded the cumulative effects of a change in accounting for derivatives related to the adoption in 2001 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

EARNINGS VARIANCE EXPLANATIONS

     Throughout these explanations, we refer to "gross margin." With respect to our electric retail segment and marketing and trading segment, gross margin refers to electric operating revenues less purchased power and fuel costs. In June and October 2002, the EITF provided certain guidance related to energy trading activities in EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (see Note 8). Beginning in the third quarter of 2002, we have netted all of our energy trading activities on the income statement and have restated prior period amounts. Real estate gross margin refers to real estate revenues less real estate operations costs. Other gross margin refers to other operating revenues less other operating expenses, which includes El Dorado's investment in NAC, which we began consolidating on our financial statements in July 2002 (see Note 14). It also includes amounts related to APS Energy Services' energy consulting services.

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

     Our consolidated net income for the three months ended September 30, 2002 was $101 million compared with $150 million for the same period in the prior year. We recognized a $12 million after-tax loss in the three months ended September 30, 2001 as a cumulative effect of a change in accounting for derivatives, as required by SFAS No. 133.

     Our income before accounting change for the three months ended September 30, 2002 was $101 million compared with $162 million for the same period in the prior year. The period-to-period decrease was primarily the result of lower earnings contributions from our marketing and trading activities, severance costs of $25 million pretax recorded in the third quarter of 2002 related to a voluntary workforce reduction (see Note 17) and losses at El Dorado primarily related to its investment in NAC in the third quarter of 2002 (see Note 14). The comparison for marketing and trading activities reflects lower prices in the wholesale power markets in the western United States. The regulated retail comparison was negatively impacted by higher costs for purchased power and gas, weather impacts and the 1.5% electric retail price reduction that took effect July 1, 2002. These factors were offset by lower replacement costs for power plant outages, lower operating costs related to generation reliability, customer growth of 3.1% and higher average usage per customer for the third quarter of 2002.

The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                                 Increase
                                                                                (Decrease)
                                                                                ----------
Marketing and trading segment gross margin:
     Increase in realized marketing and trading in the current period
       primarily due to higher volumes                                          $        3(a)
     Change related to prior period mark-to-market gains on contracts
       delivered during the current period (b)                                          39(a)
     Lower mark-to-market gains for future period deliveries (b)                      (106)
                                                                                ----------
              Net decrease in marketing and trading segment gross margin               (64)
                                                                                ----------

Electric retail segment gross margin:
     Lower replacement power costs for plant outages due to lower market
       prices and fewer unplanned outages                                               15
     Lower hedge management margin, partially offset by lower purchased
       power and fuel costs due to lower spot market prices                            (14)
     Effects of weather on retail sales                                                (10)
     Higher retail sales volumes due to customer growth and higher
       average usage, excluding weather effects                                         22
     Retail price reduction effective July 1, 2002                                      (9)
     Change in mark-to-market for hedged natural gas and purchased
       power costs for future period deliveries (see Note 10)                          (10)
     Miscellaneous factors, net                                                         (6)
                                                                                ----------
              Net decrease in electric retail segment gross margin                     (12)
                                                                                ----------

Total decrease in electric retail and marketing and trading segments'
  gross margins                                                                        (76)
Lower other gross margin primarily related to losses recorded on El Dorado's
  investment in NAC (see Note 14)                                                      (13)
Lower operations and maintenance expense primarily related to lower generation reliability costs, partially offset by 2002 severance costs of
  $25 million (see Note 17) and other costs                                              6
Higher other expense                                                                    (7)
Higher net interest expense primarily due to higher debt balances                       (8)
Miscellaneous items, net                                                                (1)
                                                                                ----------
     Decrease in income before income taxes                                            (99)
Lower income taxes primarily due to lower pretax income                                 38
                                                                                ----------
     Decrease in income before accounting change                                $      (61)
                                                                                ==========

(a) Net recognized marketing and trading gains (excluding the effects of generation sales other than Native Load) increased $42 million.

(b) Essentially all of our marketing and trading activities are structured activities. This means our portfolio of forward sales positions is economically hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

MARKETING AND TRADING SEGMENT GROSS MARGIN

     Marketing and trading segment revenues were $54 million lower in the three-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * increased revenues from generation sales other than Native Load due to higher sales volumes ($4 million);
     * increased realized revenues from other realized marketing and trading in the current period primarily due to higher sales volumes ($10 million);
     * change in prior period mark-to-market gains on contracts delivered during the current period due to lower unit margins on higher volumes being delivered ($40 million increase); and
     * lower mark-to-market gains for future period deliveries primarily as a result of lower market liquidity and lower price volatility, resulting in lower volumes ($108 million).

     Marketing and trading segment purchased power and fuel costs were $10 million higher in the three-month period ended September 30, 2002, compared to the same period in the prior year as a result of:

     * increased fuel costs related to generation sales other than Native Load primarily because of higher sales volumes and higher natural gas prices ($4 million);
     * increased purchased power costs related to other realized marketing activities in the current period primarily due to higher sales volumes ($7 million); and
     *    other miscellaneous factors ($1 million decrease).

ELECTRIC RETAIL SEGMENT GROSS MARGIN

     Revenues related to our regulated retail and wholesale electricity businesses were $254 million lower in the three-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * decreased revenues related to wholesale sales for retail load hedge management, as a result of lower prices ($265 million);
     *    decreased retail revenues related to milder weather ($15 million);
     * increased retail revenues related to customer growth and higher average usage, excluding weather effects ($33 million);
     * decreased retail revenues related to a reduction in retail electricity prices ($9 million); and
     *    other miscellaneous factors ($2 million net increase).

     Electric retail segment purchased power and fuel costs were $242 million lower in the three-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * decreased costs related to lower prices for hedged natural gas and purchased power ($251 million);
     * decreased costs related to the effects of milder weather on retail sales ($5 million);

     * increased costs related to retail sales growth, excluding weather effects ($11 million);
     * change in mark-to-market for hedged natural gas and purchased power costs for future period deliveries (see Note 10) ($10 million increase);
     * decreased replacement power costs for power plant outages due to lower market prices and fewer unplanned nuclear and coal plant outages ($15 million); and
     *    other miscellaneous factors ($8 million net increase).

     The decrease in other gross margin of $13 million was primarily due to losses recorded on El Dorado's investment in NAC (see Note 14).

     The decrease in operations and maintenance expense of $6 million was due to lower costs related to generation reliability, plant outages and maintenance costs of $24 million. These factors were partially offset by severance costs of $25 million related to a 2002 voluntary workforce reduction (see Note 17) and other costs.

     Other expense increased $7 million primarily due to higher net investment losses in the current period and higher miscellaneous non-operating costs.

     Interest expense, net of amounts capitalized, increased $8 million primarily due to higher debt balances.

     OPERATING RESULTS - NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

     Our consolidated net income for the nine months ended September 30, 2002 was $230 million compared with $276 million for the same period in the prior year. We recognized a $15 million after-tax loss in the nine months ended September 30, 2001 as a cumulative effect of a change in accounting for derivatives, as required by SFAS No. 133.

     Our income before accounting change for the nine months ended September 30, 2002 was $230 million compared with $291 million for the same period in 2001. The period-to-period decrease was the result of lower earnings contributions from our marketing and trading activities, severance costs of $25 million pretax recorded in the third quarter of 2002 related to a voluntary workforce reduction (see Note 17) and losses related to El Dorado's investment in NAC (see Note 14), partially offset by increased earnings contributions from our regulated retail electricity and real estate operations. The regulated retail comparison was favorably impacted by lower replacement costs for power plant outages, customer growth and higher average usage per customer, lower costs for purchased power and gas related to lower market prices, and lower generation reliability expenses, partially offset by the effects of milder weather and retail electricity price decreases. The real estate results benefited primarily from more sales activities. The comparison for marketing and trading activities reflects lower volumes and prices in the wholesale power markets in the western United States.

The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                                 Increase
                                                                                (Decrease)
                                                                                ----------
Marketing and trading segment gross margin:
     Decrease in generation sales other than Native Load due to lower
       market prices and resulting lower sales volumes                          $      (72)
     Increase in other realized marketing and trading in the current period
       primarily due to higher unit margins on increased volumes                        35(a)
     Change in prior period mark-to-market gains on contracts delivered
       during the current period (b)                                                   (55)(a)
     Lower mark-to-market gains for future period deliveries (b)                      (118)
                                                                                ----------
              Net decrease in marketing and trading segment gross margin              (210)
                                                                                ----------

Electric retail segment gross margin:
     Lower replacement power costs for plant outages due to lower market
       prices and fewer unplanned outages                                              123
     Lower purchased power and fuel costs related to lower prices, net of
       hedge management sales                                                            2
     Effects of weather on retail sales                                                (21)
     Higher retail sales volumes due to 3.1% customer growth and higher
       average usage, excluding weather effects                                         37
     Retail price reductions effective July 1, 2001 and July 1, 2002                   (22)
     Change in mark-to-market for hedged natural gas and purchased
       power costs for future period deliveries (see Note 10)                            5
     Miscellaneous factors, net                                                        (12)
                                                                                ----------
              Net increase in electric retail segment gross margin                     112
                                                                                ----------

Total decrease in electric retail and marketing and trading segments'
  gross margins                                                                        (98)
Higher real estate margin primarily due to increased sales activities                   10
Lower other gross margin primarily related to losses recorded on El Dorado's
  investment in NAC (see Note 14)                                                      (13)
Lower operations and maintenance expense primarily related to lower generation reliability costs, partially offset by 2002 severance costs of
  $25 million (see Note 17) and other costs                                             17
Lower depreciation and amortization expense primarily due to lower regulatory asset amortization, partially offset by higher depreciation
  on higher plant balances                                                               8
Lower other income                                                                      (9)
Higher other expense                                                                    (7)
Higher net interest expense primarily due to higher debt balances,
  partially offset by lower interest rates                                              (8)
Miscellaneous factors, net                                                               1
                                                                                ----------
     Decrease in income before income taxes                                            (99)
Lower income taxes primarily due to lower pretax income                                 38
                                                                                ----------
     Decrease in income before accounting change                                $      (61)
                                                                                ==========

(a) Net recognized marketing and trading gains (excluding the effects of generation sales other than Native Load) decreased $20 million.

(b) Essentially all of our marketing and trading activities are structured activities. This means our portfolio of forward sales positions is economically hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

MARKETING AND TRADING SEGMENT GROSS MARGIN

     Marketing and trading segment revenues were $421 million lower in the nine-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * decreased revenues from generation sales other than Native Load due to lower market prices and resulting lower sales volumes ($124 million);
     * decreased revenues from other realized marketing and trading in the current period primarily due to lower prices ($132 million);
     * change in prior period mark-to-market gains on contracts delivered during the current period due to higher volumes being delivered ($47 million decrease); and
     * lower mark-to-market gains for future period deliveries primarily as a result of lower market liquidity and lower price volatility, resulting in lower volumes ($118 million).

     Marketing and trading segment purchased power and fuel costs were $211 million lower in the nine-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * decreased fuel costs related to generation sales other than Native Load primarily because of lower natural gas prices and lower sales volumes ($52 million);
     * decreased purchased power costs related to other realized marketing activities in the current period primarily due to lower prices ($167 million); and
     * change in prior period mark-to-market fuel costs for current period deliveries ($8 million net increase).

ELECTRIC RETAIL SEGMENT GROSS MARGIN

     Revenues related to our regulated retail and wholesale electricity businesses were $529 million lower in the nine-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * decreased revenues related to traditional wholesale sales as a result of lower sales volumes and lower prices ($65 million);
     * decreased revenues related to wholesale sales for retail load hedge management, as a result of lower prices and lower sales volumes ($439 million);
     *    decreased retail revenues related to milder weather ($50 million);
     * increased retail revenues related to customer growth and higher average usage, excluding weather effects ($68 million);
     * decreased retail revenues related to reductions in retail electricity prices ($22 million); and

     *    other miscellaneous factors ($21 million net decrease).

     Electric retail segment purchased power and fuel costs were $641 million lower in the nine-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * decreased costs related to traditional wholesale sales as a result of lower sales volumes and lower prices ($65 million);
     * decreased costs related to lower prices for hedged natural gas and purchased power ($441 million);
     * decreased costs related to the effects of milder weather on retail sales ($29 million);
     * increased costs related to retail sales growth, excluding weather effects ($31 million);
     * change in mark-to-market for hedged natural gas and purchased power costs for future period deliveries (see Note 10) ($5 million decrease);
     * decreased replacement power costs for power plant outages due to lower market prices and fewer unplanned nuclear and coal plant outages ($123 million); and
     *    other miscellaneous factors ($9 million net decrease).

     The increase in real estate gross margin of $10 million was primarily due to increased sales activities.

     The decrease in other gross margin of $13 million was primarily due to losses recorded on El Dorado's investment in NAC (see Note 14).

     The decrease in operations and maintenance expense of $17 million was primarily due to lower costs related to generation reliability, plant outages and maintenance costs of $38 million. Operation and maintenance expense was also lower as a result of the reversal of $4 million of a $10 million reserve recorded in the prior period for the California energy situation (see Note 12). These decreases were partially offset by severance costs of $25 million related to a 2002 voluntary workforce reduction (see Note 17) and other costs.

     The decrease in depreciation and amortization expense of $8 million primarily related to lower regulatory asset amortization, in accordance with APS' 1999 regulatory settlement, partially offset by increased depreciation on higher plant balances.

     Other income decreased $9 million primarily due to an insurance recovery recorded in the prior period related to environmental remediation costs.

     Other expense increased $7 million primarily due to losses recorded on El Dorado's investments in the current period, partially offset by lower miscellaneous non-operating costs.

     Interest expense increased $8 million primarily due to higher debt balances, partially offset by lower interest rates.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED WITH TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

     Our consolidated net income for the twelve months ended September 30, 2002 was $266 million compared with $319 million for the same period in the prior year. We recognized a $15 million after-tax loss in the twelve months ended September 30, 2001 as a cumulative effect of a change in accounting for derivatives, as required by SFAS No. 133.

     Our income before accounting change for the twelve months ended September 30, 2002 was $266 million compared with $334 million for the same period a year earlier. The period-to-period comparison was lower due to lower earnings contributions from our marketing and trading activities, severance costs of $25 million pretax recorded in the third quarter of 2002 relating to a voluntary workforce reduction (see Note 17), and losses related to El Dorado's investment in NAC (see Note 14), partially offset by increased earnings contributions from our regulated retail electricity and real estate operations. The regulated retail comparison was favorably impacted by lower replacement costs for power plant outages, lower costs for purchased power and gas related to lower market prices, customer growth and higher average usage per customer, partially offset by the effects of milder weather and retail electricity price decreases. The real estate results benefited primarily from more sales activities. The comparison for marketing and trading activities reflects lower volumes and prices in the wholesale power markets in the western United States.

The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                                 Increase
                                                                                (Decrease)
                                                                                ----------
Marketing and trading segment gross margin:
     Decrease in generation sales other than Native Load due to lower
       market prices and resulting lower sales volumes                          $     (108)
     Increase in other realized marketing and trading in the current period
       primarily due to higher unit margins on increased volumes                        91(a)
     Change in prior period mark-to-market gains on contracts delivered
       during the current period (b)                                                  (114)(a)
     Lower mark-to-market gains for future period deliveries (b)                      (105)
                                                                                ----------
              Net decrease in marketing and trading segment gross margin              (236)
                                                                                ----------

Electric retail segment gross margin:
     Lower replacement power costs for plant outages due to lower market
       prices and fewer unplanned outages                                              148
     Lower hedge management margins, partially offset by lower
       purchased power and fuel costs due to lower market prices                       (12)
     Effects of milder weather on retail sales                                         (21)
     Higher retail sales volumes due to customer growth and higher
       average usage, excluding weather effects                                         39
     Retail price reductions effective July 1, 2001 and July 1, 2002                   (28)
     Change in mark-to-market for hedged natural gas and purchase
       power costs for future period deliveries (see Note 10)                            4
     Miscellaneous factors, net                                                         (7)
                                                                                ----------
              Net increase in electric retail segment gross margin                     123
                                                                                ----------

Total decrease in electric retail and marketing and trading segments'
     gross margins                                                                    (113)
Higher real estate gross margin primarily due to increased sales activities             12
Lower other gross margin primarily related to losses recorded on El Dorado's
     investment in NAC (see Note 14)                                                   (13)
Lower operations and maintenance expense primarily related to lower generation reliability costs, partially offset by 2002 severance costs
     of $25 million (see Note 17) and other costs                                       15
Lower depreciation and amortization primarily due to lower regulatory asset amortization, partially offset by increased depreciation and
     amortization on higher property, plant and equipment balances                       5
Lower other income                                                                      (5)
Higher net interest expense primarily due to higher debt balances, partially
     offset by higher capitalized interest and lower interest rates                     (7)
Miscellaneous factors, net                                                              (2)
                                                                                ----------
     Decrease in income before income taxes                                           (108)
Lower income taxes primarily due to lower income                                        40
                                                                                ----------
     Decrease in income before accounting change                                $      (68)
                                                                                ==========

(a) Net marketing and trading gains (excluding the effects of generation sales other than Native Load) recognized for the current period decreased $23 million.

(b) Essentially all of our marketing and trading activities are structured activities. This means our portfolio of forward sales positions is economically hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

MARKETING AND TRADING SEGMENT GROSS MARGIN

     Marketing and trading segment revenues were $586 million lower in the twelve-month period ended September 30, 2002, compared to the same period in the prior year as a result of:

     * decreased revenues from generation sales other than Native Load due to lower market prices and resulting lower sales volumes ($198 million);
     * decreased revenues from other realized marketing and trading in the current period primarily due to lower prices ($176 million);
     * change in prior period mark-to-market gains on contracts delivered during the current period due to higher volumes being delivered ($107 million decrease); and
     * lower mark-to-market gains for future period deliveries primarily as a result of lower market liquidity and lower price volatility, resulting in lower volumes ($105 million).

     Marketing and trading segment purchased power and fuel costs were $350 million lower in the twelve-month period ended September 30, 2002, compared to the same period in the prior year as a result of:

     * decreased fuel costs related to generation sales other than Native Load primarily because of lower sales volumes and lower natural gas prices ($90 million);
     * decreased purchased power costs related to other realized marketing activities in the current period primarily due to lower prices ($267 million); and
     * change in prior period mark-to-market fuel costs for current period deliveries ($7 million increase).

ELECTRIC RETAIL SEGMENT GROSS MARGIN

     Revenues related to our regulated retail and wholesale electricity businesses were $548 million lower in the twelve-month period ended September 30, 2002, compared to the same period in the prior year as a result of:

     * decreased revenues related to traditional wholesale sales as a result of lower sales volumes and lower prices ($79 million);
     * decreased revenues related to retail load hedge management wholesale sales, as a result of lower sales volumes and lower prices ($458 million);
     *    decreased retail revenues related to milder weather ($50 million);
     * increased retail revenues related to customer growth and higher average usage, excluding weather effects ($82 million);
     * decreased retail revenues related to reductions in retail electricity prices ($28 million); and

     *    other miscellaneous factors ($15 million net decrease).

     Electric retail segment purchased power and fuel costs were $671 million lower in the twelve-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * decreased costs related to traditional wholesale sales as a result of lower sales volumes and lower prices ($79 million);
     * decreased costs related to lower prices for hedged natural gas and purchased power prices ($446 million);
     * decreased costs related to the effects of milder weather on retail sales ($29 million);
     * increased costs related to retail sales growth, excluding weather effects ($43 million);
     * change in mark-to-market for hedged natural gas and purchased power costs for future period deliveries (see Note 10) ($4 million decrease);
     * decreased replacement power costs for power plant outages due to lower market prices and fewer unplanned outages ($148 million); and
     *    miscellaneous factors ($8 million net decrease).

     The increase in real estate gross margin of $12 million was primarily due to increased sales activities.

     The decrease in other gross margin of $13 million was primarily due to losses on El Dorado's investment in NAC (see Note 14).

     The decrease in operations and maintenance expense of $15 million was primarily due to lower costs related to generation reliability, plant outages and maintenance costs of $37 million. Operations and maintenance expense was also lower as a result of the reversal of $4 million of a $10 million reserve recorded in the prior period for the California energy situation (see Note 12), partially offset by severance costs of $25 million related to a 2002 voluntary workforce reduction (see Note 17) and other costs.

     The decrease in depreciation and amortization expenses of $5 million primarily related to lower regulatory asset amortization, in accordance with APS' 1999 regulatory settlement, partially offset by increased depreciation and amortization on higher property, plant and equipment balances.

     Other income decreased $5 million primarily due to an insurance recovery recorded in the prior period related to environmental remediation costs and other costs.

     Net interest expense increased $7 million primarily because of higher debt balances related to our generation expansion program, partially offset by the increase in capitalized interest on our generation expansion program and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL EXPENDITURE REQUIREMENTS

     The following table summarizes the actual capital expenditures for the nine months ended September 30, 2002 and estimated capital expenditures for the next three years (dollars in millions):

                                 Nine Months
                                    Ended                 Estimated
                                 September 30,   ----------------------------
                                     2002         2002       2003       2004
                                    ------       ------     ------     ------
APS
  Delivery                          $  270       $  347     $  270     $  267
  Existing generation (a)              106          149        116         89
                                    ------       ------     ------     ------
Subtotal                               376          496        386        356
                                    ------       ------     ------     ------
Pinnacle West Energy (b)               306          411        257        109(e)
SunCor(c)                               55           79         48         52
Other(d)                                22           38         22         21
                                    ------       ------     ------     ------
Total                               $  759       $1,024     $  713     $  538
                                    ======       ======     ======     ======

(a) This table assumes that APS and Pinnacle West Energy generation assets remain separated, consistent with the ACC's Track A Order (see Note 5).
(b) See further discussion of Pinnacle West Energy's generation expansion program in "Capital Resources and Cash Requirements - Pinnacle West Energy" below.
(c) Consists primarily of capital expenditures for land development and retail and office building construction and is included in the "Increase in real estate investments" in the condensed consolidated statements of cash flows.
(d)  Primarily the parent company and APS Energy Services.
(e) This amount does not include an expected reimbursement by SNWA of approximately $100 million of these costs in 2004 in exchange for SNWA's option to purchase a 25% interest in the Silverhawk project at that time.

     Delivery capital expenditures are comprised of T&D infrastructure additions and upgrades, capital replacements, new customer construction, and related information systems and facility costs. Examples of the types of projects included in the forecast include T&D lines and substations, line extensions to new residential and commercial developments, and upgrades to customer information systems. In addition, APS began several major transmission projects in 2001. These projects are periodic in nature and are driven by strong regional customer growth. APS expects to spend about $150 million on major transmission projects during the 2002 to 2004 time frame.

     Existing generation capital expenditures are comprised of multiple improvements for our existing fossil and nuclear plants and the replacement of steam generators. Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment such as turbines, boilers, and environmental equipment. The existing generation also contains nuclear fuel expenditures of approximately $30 million annually in 2002, 2003, and 2004.

     Several years ago APS and the other Palo Verde participants decided to replace Palo Verde Unit 2 steam generators, which replacement is presently scheduled to be completed in the fall of 2003. APS and the other Palo Verde participants are currently considering issues related to replacement of the steam generators in Units 1 and 3. Although a final determination of whether Units 1 and 3 will require steam generator replacement to operate over their current full licensed lives has not yet been made, APS and the other participants have approved fabrication of one set of spare steam generators. APS' portion of this expenditure is approximately $27 million, which will be spent from 2002 to 2005. Existing generation in the capital expenditure table above includes $21 million of the costs in 2002 through 2004. If the Palo Verde participants decide to proceed with steam generator replacement at both Units 1 and 3, APS has estimated that its portion of the fabrication and installation costs and associated power uprate modifications would be approximately $130 million over the next seven years, which would be funded with internally-generated cash or external financings.

     CAPITAL RESOURCES AND CASH REQUIREMENTS

          CONTRACTUAL COMMITMENTS

     The following table summarizes actual contractual cash commitments for the nine months ended September 30, 2002 and estimated contractual commitments for the next five years and thereafter (dollars in millions):

                                                                   Estimated
                                   Nine       -----------------------------------------------------
                                  Months                    Years Ended December 31,
                                  Ended       -----------------------------------------------------
                               September 30,                                                 There-
                                   2002        2002     2003     2004     2005     2006      after
                                  ------      ------   ------   ------   ------   ------     ------
Long-term debt payments
  APS                             $  247      $  247   $   --   $  205   $  400   $   84     $1,518
  Pinnacle West                       --           1      276      216       --      300         --
  SunCor                              11          11      117       --       --        3         16
                                  ------      ------   ------   ------   ------   ------     ------
Total long-term debt payments        258         259      393      421      400      387      1,534
Operating leases payments             47          68       66       65       64       63        550
Fuel and purchase power
  commitments                        258         338      134       82       65       68        170
                                  ------      ------   ------   ------   ------   ------     ------
Total cash commitments (a)           563      $  665   $  593   $  568   $  529   $  518     $2,254
                                  ======      ======   ======   ======   ======   ======     ======

(a) Total cash commitments are approximately $5.1 billion. The total net present value of these cash commitments is approximately $3.0 billion.

          CONTINGENT COMMITMENTS

     We have issued parental guarantees and obtained surety bonds on behalf of our unregulated subsidiaries. The credit support instruments enable Pinnacle West Energy to continue its generation expansion plan (primarily equipment and performance guarantees), enable APS Energy Services to provide commodity energy and energy-related products and enable El Dorado to support the activities of NAC. The amounts as of September 30, 2002 are listed as follows (dollars in millions):

                                                  Guarantees        Surety Bonds
                                                  ----------        ------------
Pinnacle West Energy                                 $ 250             $  --
APS Energy Services                                     72                39
El Dorado                                               43                --

     In addition, as of September 30, 2002, SunCor had outstanding guarantees of approximately $29 million on behalf of affiliated joint ventures.

          CREDIT RATINGS

     The ratings of securities of Pinnacle West and APS as of the date of this report are shown below and reflect the respective views of the rating agencies, from whom an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time or that they will not be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely effect the market price of Pinnacle West's or APS' securities and serve to increase those companies' cost of capital, and access to capital.

                                          Moody's    Standard & Poor's    Fitch
                                          -------    -----------------    -----
PINNACLE WEST
  Senior Unsecured                         Baa2            BBB-            BBB
  Commercial Paper                          P-2            A-2             F-2

APS
  Senior Secured                            A3             A-              A-
  Senior Unsecured                         Baa1            BBB             BBB+
  Secured Lease
    Obligation Bonds                       Baa2            BBB             BBB
  Commercial Paper                          P-2            A-2             F-2

     On November 4, 2002 Standard & Poor's affirmed the APS debt ratings in the above chart, but lowered Pinnacle West's senior unsecured debt rating from BBB to BBB- "because of the structural subordination of this debt as compared to the unsecured debt at APS." On that same date, Standard & Poor's lowered APS' corporate credit rating from BBB+ to BBB and affirmed the BBB corporate credit rating of Pinnacle West. All of Pinnacle West's and APS' credit ratings remain investment grade. Standard & Poor's assigned a stable outlook to the ratings.

          DEBT PROVISIONS

     Pinnacle West's and APS' significant debt covenants related to their respective financing arrangements include a debt- to-total-capitalization ratio and an interest coverage test. Pinnacle West and APS are in compliance with such covenants and each anticipates that it will continue to meet all the significant covenant requirement levels. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.

     Neither Pinnacle West's nor APS' financing agreements contain "ratings triggers" that would result in an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a ratings downgrade, Pinnacle West and/or APS may be subject to increased interest costs under certain financing agreements. We are unable to quantify the effects, if any, that Standard & Poor's lowering of Pinnacle West's senior unsecured debt rating may have on Pinnacle West's borrowing costs in 2002 through 2004 or whether the lower rating will affect the timing or nature of the Company's capital requirements.

     All of Pinnacle West's bank agreements contain "cross-default" provisions under which a default by it or APS in a specified amount under another agreement would result in a default and the potential acceleration of payment under the agreements. All of APS' bank agreements contain cross-default provisions under which a default by APS in a specified amount under another agreement would result in a default and the potential acceleration of payment under the agreements. Pinnacle West's and APS' credit agreements generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in the borrower's business or financial condition.

          PINNACLE WEST (PARENT COMPANY)

     Our primary cash needs are for dividends to our shareholders; equity infusions into our subsidiaries, primarily Pinnacle West Energy; interest payments; and optional and mandatory repayments of principal on our long-term debt (see the table above for the Company's contractual cash commitments, including our debt repayment obligations). On October 23, 2002, the Company's board of directors increased the common stock dividend to an indicated annual rate of $1.70 per share from $1.60 per share, effective with the December 1, 2002 dividend payment. The Company currently intends to continue growing the common dividends in the future; such growth will be dependent on a number of factors including, but not limited to, payout ratio trends, free cash flow, and financial market conditions.

     Our primary sources of cash are dividends from APS, our marketing and trading operations, external financings, and cash distributions from our other subsidiaries, primarily SunCor. For the years 1999 through 2001, total dividends from APS were $510 million. For the nine months ended September 30, 2002, dividends from APS were approximately $128 million. We expect SunCor to make cash distributions to the Company of $80 million to $100 million annually in 2003 through 2005 due to anticipated accelerated asset sales activity.

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

     The Company has financed Pinnacle West Energy's generation expansion program premised upon Pinnacle West Energy's receipt of APS' generation assets by the end of 2002. As discussed in Note 5, on September 16, 2002, APS filed a Financing Application requesting the ACC to allow APS to borrow up to $500 million and to lend the proceeds to Pinnacle West Energy or to the Company; to guarantee up to $500 million of Pinnacle West Energy's debt or of the Company's debt; or a combination of both, not to exceed $500 million in the aggregate. In the Financing Application, APS stated that the ACC's reversal of the generation asset transfer requirement and the resulting bifurcation of generation assets between APS and Pinnacle West Energy under different regulatory regimes results in Pinnacle West Energy being unable to attain investment-grade credit ratings. This, in turn, precludes Pinnacle West Energy from accessing capital markets to refinance the bridge financing provided by the Company to fund the construction of Pinnacle West Energy generation assets or from effectively competing in the wholesale markets. APS noted that Pinnacle West Energy had previously received investment-grade credit ratings contingent upon its receipt of APS generation assets, and that the Company's credit ratings could be adversely affected if Pinnacle West Energy is unable to finance its capital requirements. On November 4, 2002, Standard & Poor's lowered the Company's senior unsecured debt rating from BBB to BBB-. See "Credit Ratings" above. On November 8, 2002, APS filed an Interim Financing Application with the ACC requesting the ACC to permit APS to (a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit in the amount of $125 million or (b) guarantee $125 million of Pinnacle West's short-term debt. See "ACC Applications" in Note 5.

     The parent company's outstanding debt was approximately $1.1 billion at September 30, 2002. At September 30, 2002, we had credit commitments from various banks totaling $250 million, which were available to support the issuance of commercial paper or to be used as bank borrowings. At September 30, 2002, we had about $206 million of commercial paper outstanding and $35 million of short-term borrowings. In addition, as noted above, we had an additional $300 million of borrowing capacity under a credit facility with various banks, under which $45 million had been borrowed as of September 30, 2002.

     In mid-2003, the Company will need to refinance approximately $550 million of parent company indebtedness, including a total of $300 million we expect to borrow under the credit facility referenced in the preceding paragraph. If the ACC does not grant the approvals requested in the Financing Application in a timely fashion, the Company would anticipate taking the following steps, to the extent necessary in priority order, although the timing of the Company's liquidity needs may affect the order of the steps taken:

     * The reduction of capital expenditures through plant delay and cancellation;

     *    The sale of non-core assets; and

     *    The issuance of new debt and, if appropriate, new equity.

     Although we believe it would be inappropriate to discuss specific amounts for each of the foregoing categories, we estimate the sum of these steps to approximate the current outstanding debt at the Company, which, as noted above, totaled approximately $1.1 billion as of September 30, 2002. We believe, even in this scenario, if the parent company's near-term debt maturities were paid in full, that the Company's common stock dividend would remain intact.

     As part of a multi-employer pension plan sponsored by Pinnacle West, we contribute at least the minimum amount required under Internal Revenue Service regulations but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of the fund assets and our pension obligation. We have voluntarily contributed cash to our pension plan in each of the last four years; our minimum required contributions during each of those years was zero. Specifically, we contributed $24 million for 2001, $44 million for 2000, $25 million for 1999 and $14 million for 1998. We again plan to voluntarily contribute $27 million in 2002. APS and other subsidiaries fund their share of the pension contribution, of which APS represents approximately 90% of the total funding amounts described above. The assets in the plan are mostly domestic common stocks, bonds and real estate. We currently forecast a pension contribution in 2003 of approximately $50-$80 million, all or part of which may be required depending on 2002 fund performance. If the fund performance continues to decline as a result of a continued decline in equity markets, we may be required to make contributions in future years.

     As a result of change in IRS guidance, we claimed a tax deduction related to an APS tax accounting method change on the 2001 Federal consolidated income tax return. The accelerated deduction has resulted in a $200 million reduction in current tax liability.

          APS

     APS' capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt. On September 16, 2002, APS filed a Financing Application with the ACC requesting the ACC to allow APS to borrow up to $500 million and to lend the proceeds to Pinnacle West Energy or to the Company; to guarantee up to $500 million of Pinnacle West Energy's or the Company's debt; or a combination of both, not to exceed $500 million in the aggregate. On November 8, 2002, APS filed an Interim Financing Application with the ACC requesting the ACC to permit APS to (a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit in the amount of $125 million or (b) guarantee $125 million of Pinnacle West's short-term debt. See "ACC Applications" in Note 5 for a discussion of the Financing Application and the Interim Financing Application. See the table above for APS' cash commitments, including its debt repayment obligations; that table does not take into account any funds that APS may lend to Pinnacle West Energy, or the Company consistent with the Interim Financing Application or the Financing Application.

     APS pays for its capital requirements with cash from operations and, to the extent necessary, external financings. APS pays for its dividends to Pinnacle West with cash from operations.

     On March 1, 2002, APS issued $375 million of 6.5% Notes due 2012.

     On November 1, 2002, Maricopa County, Arizona Pollution Control Corporation issued $90 million of 5.05% Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Palo Verde Project) 2002 Series A, due 2029 and loaned the proceeds to APS pursuant to a loan agreement. The bonds were issued to refinance $90 million of outstanding pollution control bonds.

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

     At September 30, 2002, APS had credit commitments from various banks totaling about $250 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. At September 30, 2002, APS had about $25 million of commercial paper outstanding and no bank borrowings.

     Although provisions in APS' first mortgage bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds, debt and preferred stock that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

          PINNACLE WEST ENERGY

     Pinnacle West Energy has completed or announced plans to build about 3,420 MW of natural gas-fired generating capacity from 2001 through 2007 at an estimated cost of about $1.9 billion. This does not reflect an expected reimbursement in 2004 by SNWA of approximately $100 million of Pinnacle West Energy's cumulative capital expenditures in the Silverhawk project in exchange for SNWA's option to purchase a 25% interest in the project. Our expansion plan will be sized to meet cash flow and market conditions. Pinnacle West Energy is currently funding its capital requirements through capital infusions from Pinnacle West, which finances those infusions through debt financings and internally-generated cash. See the capital expenditures table above for actual capital expenditures through September 30, 2002 and projected capital expenditures for the next three years.

     As discussed under "ACC Applications" in Note 5, APS has filed a Financing Application with the ACC requesting the ACC to allow APS to borrow up to $500 million and to lend the proceeds to Pinnacle West Energy or the Company; to guarantee up to $500 million of Pinnacle West Energy's or the Company's debt; or a combination of both, not to exceed $500 million in the aggregate. In the Financing Application, APS stated that the ACC's reversal of the generation asset transfer requirement and the resulting bifurcation of generation assets between APS and Pinnacle West Energy under different regulatory regimes results in Pinnacle West Energy being unable to attain investment grade credit ratings. This, in turn, precludes Pinnacle West Energy from accessing capital markets to refinance the bridge financing provided by the Company to fund the construction of Pinnacle West Energy generation assets or from effectively competing in the wholesale markets. On November 8, 2002, APS filed an Interim Financing Application with the ACC requesting the ACC to permit APS to (a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit in the amount of $125 million or (b) guarantee $125 million of Pinnacle West's short-term debt.

     Pinnacle West Energy has completed or is currently planning the following natural gas-fired plants and other projects:

     * A 650 MW combined cycle expansion of the West Phoenix Power Plant in Phoenix. The 120 MW West Phoenix Unit 4 began commercial operation in June 2001. Construction has begun on the 530 MW West Phoenix Unit 5, with commercial operation expected to begin in mid-2003.

     * The Redhawk Power Plant Units 1 and 2 are each 530 MW combined cycle units, near Palo Verde. Commercial operations began in July 2002 for Units 1 and 2. The Company is evaluating whether to construct Redhawk Units 3 and 4. Pinnacle West Energy has procured four gas turbines for Redhawk Units 3 and 4. The cancellation cost for these turbines would be approximately $50 million until September 2003.

     * The construction of an 80 MW simple cycle power plant at Saguaro in Southern Arizona. Commercial operation began in July 2002.

     * Development of the 570 MW Silverhawk combined cycle plant 20 miles north of Las Vegas, Nevada. Construction of the plant began in August 2002, with an expected commercial operation date in mid-2004. As noted above, Pinnacle West Energy has signed an agreement with Las Vegas-based SNWA under which SNWA has an option to purchase a 25% interest in the project.

     * A Pinnacle West Energy affiliate is exploring the possibility of creating an underground natural gas storage facility on Company-owned land west of Phoenix. A feasibility study is in progress to determine if the proposed acreage can support a natural gas storage cavern.

          OTHER SUBSIDIARIES

     During the past three years, SunCor funded its cash requirements with cash from operations and its own external financings. SunCor's capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the capital expenditures table above for actual capital expenditures in the nine months ended September 30, 2002 and projected capital expenditures for the next three years. SunCor expects to fund its capital requirements with cash from operations and external financings. SunCor's long-term indebtedness decreased $11 million in the nine months ended September 30, 2002. SunCor has provided guarantees of approximately $29 million on behalf of affiliated joint ventures.

     We expect SunCor to make cash distributions to the parent company of $80 million to $100 million annually in 2003 through 2005 due to anticipated accelerated asset sales activity.

     El Dorado funded its cash requirements during the past three years with cash from operations and with cash infused by the parent company, primarily for NAC in 2002. El Dorado expects minimal capital requirements over the next three years. El Dorado intends to focus on prudently realizing the value of its existing investments. El Dorado's future investments are expected to be related to the energy sector. El Dorado's long-term indebtedness increased $9 million during the nine months ended September 30, 2002, due to its consolidation of NAC for financial reporting purposes.

     APS Energy Services' cash requirements during the past three years were funded with cash infusions from the parent company. APS Energy Services' capital expenditures and other cash requirements are increasingly funded by operations, with some funding from cash infused by Pinnacle West. See the capital expenditures table above regarding APS Energy Services' capital expenditures.

     See "Business Outlook" below for information about the expected earnings contributions of SunCor, El Dorado and APS Energy Services.

CRITICAL ACCOUNTING POLICIES

     In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. Our most critical accounting policies include the determination of the appropriate accounting for our derivative instruments, mark-to-market accounting (see Note 8) and the impacts of regulatory accounting (see Note 19) on our consolidated financial statements. See Note 1 in the 2001 10-K.

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

     Customer growth in APS' service territory averaged about 4% a year for the three years 1999 through 2001; we currently expect customer growth to be about 3.1% in 2002 and between 3.5% and 4.0% a year in 2003 and 2004. We currently estimate that retail electricity sales in kilowatt-hours will grow 3.5% to 5.5% a year in 2002 through 2004, before the retail effects of weather variations. The customer growth and sales growth referred to in this paragraph apply to energy delivery customers. As industry restructuring evolves in the regulated market area, we cannot predict the number of APS' standard-offer customers that will switch to unbundled service, although recent regulatory developments and legal challenges to the Rules have raised considerable uncertainty about the status and pace of retail electric competition in Arizona (see Note 5). As previously noted, under the 1999 Settlement Agreement, we agreed to retail electricity price reductions of 1.5% annually through July 1, 2003 (see Note 5).

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

     Operations and maintenance expenses are expected to be affected by sales mix and volumes, power plant operations, inflation, outages, higher trending pension and other post-retirement costs and other factors. We implemented a voluntary workforce reduction program announced in July 2002. We recorded $25 million before taxes in voluntary severance costs in the third quarter of 2002. We expect to record up to $12 million before taxes for additional severance costs in the fourth quarter of 2002 (See Note 17). In addition, we are expecting to produce annual operating expense savings of approximately $30 million beginning in 2003.

     Depreciation and amortization expenses are expected to be affected by net additions to existing utility plant and other property, changes in regulatory asset amortization and our generation expansion program. As noted above, West Phoenix Unit 4 was placed in service in June 2001, Redhawk Units 1 and 2 and the new Saguaro unit began commercial operations in July 2002, West Phoenix Unit 5 is expected to be on line in mid-2003 and Silverhawk is expected to be in service in mid-2004. The regulatory assets to be recovered under the 1999 Settlement Agreement are currently being amortized as follows (dollars in millions):

                                                      1/1 - 6/30
     1999      2000      2001      2002      2003        2004        Total
     ----      ----      ----      ----      ----        ----        -----
     $164      $158      $145      $115      $ 86        $ 18         $686

     Taxes other than income taxes consist primarily of property taxes, which are affected by tax rates and the value of property in-service and under construction. The average property tax rate for APS, which currently owns the majority of our property, was 9.32% of assessed value for 2001 and 9.16% for 2000. We expect property taxes to increase primarily due to our generation expansion program and our additions to existing facilities.

     Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. The primary factors affecting borrowing levels in the next several years are expected to be our generation expansion program and our internally-generated cash flow. Capitalized interest offsets a portion of interest expense while capital projects are under construction. We stop recording capitalized interest on a project when it is placed in commercial operation. As noted above, we have placed new power plants in commercial operation in 2001 and 2002 and we expect to bring additional plants on-line in 2003 and 2004. We are continuing to evaluate our generation expansion program.

     If we decide not to construct Redhawk Units 3 and 4, we would expect to record a pretax charge of approximately $50 million related to the cancellation of gas turbine contracts.

     The regulatory developments and legal challenges to the Rules discussed in
Note 5 have raised considerable uncertainty about the status and pace of electric competition in Arizona. Although some very limited retail competition existed in APS' service area in 1999 and 2000, there are currently no active retail competitors offering unbundled energy or other utility services to APS' customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS' service territory. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete effectively in a restructured industry.

     In the case of SunCor, we are undertaking an aggresive effort to accelerate asset sales activities to approximately double SunCor's annual earnings in the 2003-2005 period compared to the approximate $20 million in earnings expected for 2002.

     The annual earnings contribution from APS Energy Services is expected to be positive over the next several years due primarily to a number of retail electricity contracts in California. APS Energy Services' pretax losses were $10 million in 2001 and $13 million in 2000.

     El Dorado's historical results are not necessarily indicative of future performance for El Dorado. El Dorado's strategies focus on prudently realizing the value of its existing investments. Any future investments are expected to be related to the energy sector.

     Our financial results may be affected by the application of SFAS No. 133. See Note 10 for further information.

     On October 25, 2002, the EITF voted to rescind EITF 98-10 (see Note 8). We are evaluating the current effect of the rescission on our financial results.

     On November 4, 2002, Standard & Poor's lowered the Company's senior unsecured debt rating from BBB to BBB-. See "Credit Ratings" above. We are unable to quantify the effects, if any, that Standard & Poor's lowering of

Pinnacle West's senior unsecured debt rating may have on Pinnacle West's borrowing costs or whether the lower rating will affect the timing or nature of the Company's capital requirements.

     Our financial results may be affected by a number of broad factors. See "Forward-Looking Statements" below for further information on such factors, which may cause our actual future results to differ from those we currently seek or anticipate.

     The Company's current 2002 adjusted debt to total capitalization ratio, adjusted as per rating agency methodology to include debt and equity related to Palo Verde SPE's (see Note 9), is approximately 60%. The Company expects to decrease the adjusted debt to total capitalization ratio to approximately 55% over the next several years.

RATE MATTERS

     See Note 5 for a discussion of a price reduction effective as of July 1, 2002, and for a discussion of the 1999 Settlement Agreement that will, among other things, result in five annual price reductions over a four-year period ending July 1, 2003.

RISK FACTORS

     Exhibit 99.3, which is hereby incorporated by reference, contains a discussion of risk factors involving the Company.

FORWARD-LOOKING STATEMENTS

     The above discussion contains forward-looking statements based on current expectations and we assume no obligation to update these statements or to make any further statements on any of these issues, except as required by applicable laws. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona; the outcome of regulatory and legislative proceedings relating to the restructuring; state and federal regulatory and legislative decisions and actions, including the price mitigation plan adopted by the FERC; regional economic and market conditions, including the California energy situation and completion of generation construction in the region, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital; weather variations affecting local and regional customer energy usage; conservation programs; power plant performance; the successful completion of our generation expansion program; regulatory issues associated with generation expansion, such as permitting and licensing; our ability to compete successfully outside traditional regulated markets (including the wholesale market); technological developments in the electric industry; the performance of the stock market, which affects the amount of our required contributions to our pension plan; and the strength of the real estate market in SunCor's market areas, which include Arizona, New Mexico and Utah.

     These factors and the other matters discussed above may cause future results to differ materially from historical results or from results or outcomes we currently expect or seek.

ITEM 3. MARKET RISKS

     Our operations include managing market risks related to changes in interest rates, commodity prices, and investments held by our nuclear decommissioning trust fund.

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal, and emissions allowances. We employ established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodity.

     In addition, subject to specified risk parameters established by the Board of Directors and monitored by our ERMC, we engage in trading activities intended to profit from market price movements. In accordance with EITF 98-10, "Accounting For Contracts Involved in Energy Trading and Risk Management Activities," such trading positions are marked-to-market. These trading activities are part of our marketing and trading activities and are reflected in the marketing and trading segment revenues and expenses. See Note 8 for a discussion of the EITF's decision to rescind EITF 98-10.

     The following schedule shows the changes in mark-to-market on our trading positions during the three, nine and twelve months ended September 30, 2002 (dollars in millions):

                                      Periods Ended September 30, 2002
                                 ------------------------------------------
                                 Three Months   Nine Months   Twelve Months
                                    Ended          Ended          Ended
                                 ------------   -----------   -------------
     Mark-to-market of net
       trading positions at
       beginning of period          $  133         $  138         $  198
     Prior period mark-to-
       market (gains) losses
       realized during the
       period                            3            (34)           (96)
     Change in mark-to-
       market gains for
       future period
       deliveries                       23             55             57
     Change in valuation
       techniques                       --             --             --
                                    ------         ------         ------
     Mark-to-market of net
       trading positions at
       end of period                $  159         $  159         $  159
                                    ======         ======         ======

     Net gains at inception were approximately zero for the three months ended September 30, 2002. Net gains at inceptions were approximately $10 million for the nine months ended September 30, 2002 and $11 million for the twelve months ended September 30, 2002, these amounts included a reasonable marketing margin. See Note 10 for mark-to-market on system hedges and for disclosure of risk management activities recorded on the condensed consolidated balance sheets.

     The table below shows the maturities of our trading positions as of September 30, 2002, by the type of valuation that is performed to calculate the fair value of the contract (dollars in millions):

                                                                           Years    Total
                                                                           there-    fair
SOURCE OF FAIR VALUE        2002      2003      2004      2005     2006    after    value
                           ------    ------    ------    ------   ------   ------   ------
Prices actively quoted     $   (7)   $    8    $    5    $    6   $    3   $    9   $   24
Prices provided by other
  external sources             (1)       (3)       (8)        4        5       --       (3)
Prices based on models
  and other valuation
  methods                      20        26        38        20       18       16      138
                           ------    ------    ------    ------   ------   ------   ------
Total by maturity          $   12    $   31    $   35    $   30   $   26   $   25   $  159
                           ======    ======    ======    ======   ======   ======   ======

     The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management and trading assets and liabilities included on the condensed consolidated balance sheets at September 30, 2002 (dollars in millions):

                                                     September 30, 2002
                                                  -------------------------
                                                         Gain(Loss)
                                                  -------------------------
                                                  Price Up       Price Down
     Commodity                                       10%             10%
     ---------                                    --------       ----------
     Trading (a):
       Electricity                                 $   (1)         $    2
       Natural gas                                     (1)              1
       Other                                            1              --
     System (b):
       Natural gas
         hedges                                        17             (15)
                                                   ------          ------
     Total                                         $   16          $  (12)
                                                   ======          ======

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

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including one counterparty for which a worst case exposure represents approximately 47% of our $260 million of risk management and trading assets as of September 30, 2002. We use a risk management process to assess and monitor the financial exposure of this and all other counterparties. Despite the fact that the great majority of our trading counterparties are rated as investment grade by the credit rating agencies, including the counterparty noted above, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

     Changing interest rates will affect interest paid on variable-rate debt and interest earned by our pension and nuclear decommissioning trust funds. Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The pension and nuclear decommissioning trust funds also have risks associated with changing market values of equity investments. Pension and nuclear decommissioning costs are recovered in regulated electricity prices.

ITEM 4. CONTROLS AND PROCEDURES

     As of a date within 90 days of the date of this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our President and Chief Executive Officer and our Vice President, Finance, concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and internal weaknesses.

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

     REGIONAL TRANSMISSION ORGANIZATIONS

     As previously reported, on October 16, 2001, APS and other owners of electric transmission lines in the Southwest filed with the FERC a request for a declaratory order confirming that their proposal to form WestConnect RTO, LLC would satisfy the FERC's requirements for the formation of a regional transmission organization ("RTO"). See "Regulation and Competition - Wholesale - Regional Transmission Organizations" in Part I, Item 1 of the 2001 10-K. On October 10, 2002, the FERC issued an order finding that the WestConnect proposal, if modified to address specified issues, could meet the FERC's RTO requirements and provide the basic framework for a standard market design for the Southwest. In its order, the FERC also stated that its approval of various WestConnect provisions addressed in the order would not be overturned or affected by the final rule the FERC intends to ultimately adopt in response to its July 31, 2002 Notice of Proposed Rulemaking regarding a standard market design for the electric utility industry (see "Federal" in Note 5 for additional information regarding the Notice of Proposed Rulemaking). FERC did not address all of the proposed WestConnect provisions in its order and some could still be affected by a final rule in the pending rulemaking proceeding. We cannot currently predict what, if any, impact there may be to the WestConnect proposal or to us if the FERC adopts the proposed SMD rule. On November 12, 2002, APS and other owners filed a request for rehearing and clarification on portions of the October 10 order.

     NATURAL GAS SUPPLY

     As previously reported on May 31, 2002, the FERC issued an order requiring the conversion of all Full Requirements contracts to Contract Demand contracts. See "Natural Gas Supply in Part II, Item 5 of the June 10-Q. On September 20, 2002, the FERC issued another order clarifying the capacity allocation methodology, extending the conversion implementation date from November 1, 2002 to May 1, 2003 and approving reallocation of costs for service. APS and other Full Requirement contract holders have sought rehearings of the FERC orders. We currently do not expect this to have a material adverse impact on our financial position, results of operations or liquidity.

     COAL SUPPLY

     Because covenants under the Four Corners lease and related federal rights-of-way and grants expired in July 2001, the Navajo Nation assessed taxes on the coal supplier and the plant. See "Coal Supply" in Part II, Item 5 of the June 2002 10-Q. In July 2002, APS and the Navajo Nation negotiated a settlement agreement relating to the plant pursuant to which APS will make settlement payments to the Navajo Nation and that settlement agreement was executed in August 2002. Pursuant to the terms of the settlement agreement, APS does not expect the payments to have a material adverse impact on its financial position, results of operations or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.    Description
          -----------    -----------

           3.1           Pinnacle West Bylaws, amended as of September 18, 2002

           3.2           APS Bylaws, amended as of September 18, 2002

          10.1 Employment Agreement effective as of October 1, 2002 between APS and James M. Levine

          12.1           Ratio of Earnings to Fixed Charges

          99.1 Certification of William J. Post, the Registrant's principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification of Michael V. Palmeri, the Registrant's principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.3           Pinnacle West Risk Factors

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

     (b)  Reports on Form 8-K

     During the quarter ended September 30, 2002, and the period from October 1 through November 14, 2002, we filed the following reports on Form 8-K:

     Report dated June 30, 2002 regarding exhibits comprised of financial information and earnings variance explanations.

----------
(a) Reports filed under File No. 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

     Report dated July 11, 2002 regarding a letter APS filed with the ACC.

     Report dated July 23, 2002 regarding an ACC Administrative Law Judge's recommendation on Track A issues.

     Report dated August 13, 2002 filing certifications of the Company's principal executive officer and principal financial officer.

     Report dated August 27, 2002 regarding the ACC's decision on Track A issues.

     Report dated September 10, 2002 regarding the ACC's Track A Order and APS' filing of the Financing Application.

     Report dated September 30, 2002 regarding exhibits comprised of financial information and earnings variance explanations.

     Report dated October 17, 2002 regarding the Company's earnings outlook and a slide presentation for use at an analyst conference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PINNACLE WEST CAPITAL CORPORATION
                                        (Registrant)


Dated: November 14, 2002                By: Michael V. Palmeri
                                            ------------------------------------
                                            Michael V. Palmeri
                                            Vice President, Finance
                                            (Principal Financial Officer
                                            and Officer Duly Authorized
                                            to sign this Report)


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

CERTIFICATIONS

I, William J. Post, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pinnacle West Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002.


                                        William J. Post
                                        ----------------------------------------
                                        William J. Post
                                        Title: Chairman of the Board and Chief
                                               Executive Officer


                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

CERTIFICATIONS

I, Michael V. Palmeri, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pinnacle West Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002.


                                        Michael V. Palmeri
                                        ----------------------------------------
                                        Michael V. Palmeri
                                        Title: Vice President, Finance