Form 10-K
period 2002-12-31
PINNACLE WEST CAPITAL CORP
filed 2003-03-31
CIK 764622

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

================================================================================
                                                        Name Of Each Exchange On
Title Of Each Class                                          Which Registered
--------------------------------------------------------------------------------
   Common Stock,                                         New York Stock Exchange
   No Par Value                                          Pacific Stock Exchange
================================================================================

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $3,348,326,875 as of June 28, 2002

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 21, 2003 are incorporated by reference into Part III hereof.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE

GLOSSARY.....................................................................  1

PART I
  Item 1.  Business..........................................................  4
  Item 2.  Properties........................................................ 22
  Item 3.  Legal Proceedings................................................. 27
  Item 4.  Submission of Matters to a Vote of Security Holders............... 27
  Supplemental Item.
           Executive Officers of the Registrant.............................. 28

PART II
  Item 5.  Market for Registrant's Common Stock and Related
             Stockholder Matters............................................. 30
  Item 6.  Selected Consolidated Financial Data.............................. 31
  Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 35
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk........ 71
  Item 8.  Financial Statements and Supplementary Data....................... 73
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................139

PART III
  Item 10. Directors and Executive Officers of the Registrant................139
  Item 11. Executive Compensation............................................139
  Item 12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters...................................139
  Item 13. Certain Relationships and Related Transactions....................141
  Item 14. Controls and Procedures...........................................142

PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..142

SIGNATURES...................................................................173

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

CPUC - California Public Utility Commission

DOE - United States Department of Energy

EITF - the FASB's Emerging Issues Task Force

El Dorado - El Dorado Investment Company, a subsidiary of the Company

EPA - United States Environmental Protection Agency

ERMC - the Company's Energy Risk Management Committee

FASB - Financial Accounting Standards Board

FERC - United States Federal Energy Regulatory Commission

FIN - FASB Interpretation

Financing Application - APS application filed with the ACC on September 16, 2002

FIP - Federal Implementation Plan

Fitch - Fitch, Inc.

Four Corners - Four Corners Power Plant

GAAP - accounting principles generally accepted in the United States of America

Interim Financing Application - APS application filed with the ACC on November 8, 2002

IRS - United States Internal Revenue Service

ISO - California Independent System Operator

kW - kilowatt, one thousand watts
kWh - kilowatt-hour, one thousand watts per hour

Moody's - Moody's Investors Service

MW - megawatt, one million watts

MWh - megawatt-hours, one million watts per hour

NAC - NAC International Inc., a subsidiary of El Dorado

Native Load - retail and wholesale sales supplied under traditional cost-based rate regulation

1999 Settlement Agreement - comprehensive settlement agreement related to the implementation of retail electric competition

NOV - Notice of Violation

NRC - United States Nuclear Regulatory Commission

Nuclear Waste Act - Nuclear Waste Policy Act of 1982, as amended

OCI - other comprehensive income

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

SMD - standard market design

SNWA - Southern Nevada Water Authority

SPE - special-purpose entity

Standard & Poor's - Standard & Poor's Corporation

SunCor - SunCor Development Company, a subsidiary of the Company

Superfund - Comprehensive Environmental Response, Compensation and Liability Act

System - non-trading energy related activities

T&D - transmission and distribution

Track A Order - ACC order dated September 10, 2002 regarding generation asset transfers and related issues

Track B Order -ACC order dated March 14, 2003 regarding competitive solicitation requirements for power purchases by Arizona's investor-owned electric utilities

Trading - energy-related activities entered into with the objective of generating profits on changes in market prices

VIE - variable interest entity

WestConnect - WestConnect RTO, LLC, a proposed RTO to be formed by owners of electric transmission lines in the southwestern United States

                                     PART I

                                ITEM 1. BUSINESS

                                 CURRENT STATUS

GENERAL

     We were incorporated in 1985 under the laws of the State of Arizona and own all of the outstanding equity securities of APS. APS is an electric utility that provides either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of the Tucson metropolitan area and about one-half of the Phoenix metropolitan area. Electricity is delivered through a distribution system owned by APS. APS also generates, sells and delivers electricity to wholesale customers in the western United States.

     Our other major subsidiaries are:

     * Pinnacle West Energy, through which we conduct our competitive electricity generation operations;

     * APS Energy Services, which provides competitive commodity-related energy services (such as direct access commodity contracts, energy procurement and energy supply consultation) and energy-related products and services (such as energy master planning, energy use consultation and facility audits, cogeneration analysis and installation and project management) to commercial, industrial and institutional retail customers in the western United States;

     * SunCor, a developer of residential, commercial and industrial real estate projects in Arizona, New Mexico and Utah; and

     * El Dorado, which owns a majority interest in NAC (specializing in spent nuclear fuel technology) and holds miscellaneous small investments, including interests in Arizona community-based ventures.

     We discuss each of these subsidiaries in greater detail below.

MARKETING AND TRADING

     In early 2003, we moved our marketing and trading division from Pinnacle West to APS for future marketing and trading activities (existing wholesale contracts will remain at Pinnacle West) as a result of the ACC's Track A Order prohibiting the previously required transfer of APS' generating assets to Pinnacle West Energy (see "Overview of Arizona Regulatory Developments" below). The marketing and trading division sells, in the wholesale market, APS and Pinnacle West Energy generation output that is not needed for APS' Native Load, which includes loads for retail customers and traditional cost-of-service wholesale customers. The division focuses primarily on managing APS' purchased power and fuel risks in connection with its costs of serving retail customer energy requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Financial Outlook" in Item 7 for a discussion of APS' implementation of an

ACC-mandated process by which APS must competitively procure energy. Additionally, the marketing and trading division, subject to specific parameters, markets, hedges and trades in electricity, fuels and emission allowances and credits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 for information about the historical and prospective contribution of the marketing and trading activities to our financial results.

BUSINESS SEGMENTS

     We have three principal business segments (determined by products, services and the regulatory environment):

     * our regulated electricity segment (76% of operating revenues in 2002), which consists of regulated traditional retail and wholesale electricity businesses and related activities, and includes electricity transmission, distribution and generation;

     * our marketing and trading segment (12% of operating revenues in 2002), which consists of our competitive energy business activities, including wholesale marketing and trading and APS Energy Services' commodity-related energy services; and

     * our real estate segment (9% of operating revenues in 2002), which consists of SunCor's real estate development and investment activities.

     See Note 17 of Notes to Consolidated Financial Statements in Item 8 for financial information about our business segments.

EMPLOYEES

     At December 31, 2002, we employed about 7,200 people, including the employees of our subsidiaries. Of these employees, about 5,100 were employees of our major subsidiary, APS, and employees assigned to jointly-owned generating facilities for which APS serves as the generating facility manager. About 2,100 people were employed by Pinnacle West and our other subsidiaries. Our principal executive offices are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000).

OVERVIEW OF ARIZONA REGULATORY DEVELOPMENTS

     As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Financial Outlook" in Item 7, we believe pending Arizona regulatory matters are among the key factors affecting our financial outlook.

     GENERAL

     On September 21, 1999, the ACC approved Rules that provided a framework for the introduction of retail electric competition in Arizona. On September 23, 1999, the ACC approved a comprehensive settlement agreement among APS and various parties related to the implementation of retail electric competition in Arizona. Under the Rules, as modified by the 1999 Settlement Agreement, APS was required to transfer all of its competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate or affiliates no later than December 31, 2002. Consistent with that requirement, APS had been addressing the legal and regulatory requirements necessary to complete the transfer of its generation assets to Pinnacle West Energy on or before that date. On September 10, 2002, the ACC issued the Track A Order, which, among other things, directed APS not to transfer its generation assets to Pinnacle West Energy. See Note 3 of Notes to Consolidated Financial Statements in Item 8 for additional information about the 1999 Settlement Agreement, the Rules (including legal challenges to the Rules) and the Track A Order.

     APS FINANCING APPLICATION

     On September 16, 2002, APS filed an application with the ACC requesting the ACC to allow APS to borrow up to $500 million and to lend the proceeds to Pinnacle West Energy or to the Company; to guarantee up to $500 million of Pinnacle West Energy's or the Company's debt; or a combination of both, not to exceed $500 million in the aggregate. In its application, APS stated that the ACC's reversal of the generation asset transfer requirement and the resulting bifurcation of generation assets between APS and Pinnacle West Energy under different regulatory regimes result in Pinnacle West Energy being unable to attain investment-grade credit ratings. This, in turn, precludes Pinnacle West Energy from accessing capital markets to refinance the bridge financing that we provided to fund the construction of Pinnacle West Energy generation assets or from effectively competing in the wholesale markets. On March 27, 2003, the ACC authorized APS to lend up to $500 million to Pinnacle West Energy, guarantee up to $500 million of Pinnacle West Energy debt or a combination of both, not to exceed $500 million in the aggregate. See "ACC Applications" in Note 3 of Notes to Consolidated Financial Statements in Item 8 for additional information.

     COMPETITIVE PROCUREMENT PROCESS

     On September 10, 2002, the ACC issued an order that, among other things, established a requirement that APS competitively procure certain power requirements. On March 14, 2003, the ACC issued the Track B Order, which documented the decision made by the ACC at its open meeting on February 27, 2003, addressing this requirement. Under the order, APS will be required to solicit bids for certain estimated capacity and energy requirements for periods beginning July 1, 2003. For 2003, APS will be required to solicit competitive bids for about 2,500 MW of capacity and about 4,600 gigawatt-hours of energy, or approximately 20% of APS' total retail energy requirements. The bid amounts are expected to increase in 2004 and 2005 based largely on growth in APS' retail load and APS' retail energy sales. The Track B Order also confirmed that it was "not intended to change the current rate base status of [APS'] existing assets." The order recognizes APS' right to reject any bids that are unreasonable, uneconomical or unreliable.

     APS expects to issue requests for proposals in March 2003 and to complete the selection process by June 1, 2003. Pinnacle West Energy will be eligible to bid to supply APS' electricity requirements. See "Track B Order" in Note 3 of Notes to Consolidated Financial Statements in Item 8 for additional information.

     APS GENERAL RATE CASE

     As required by the 1999 Settlement Agreement, on or before June 30, 2003, APS will file a general rate case with the ACC. In this rate case, APS will update its cost of service and rate design. In addition, APS expects to seek:

     * rate base treatment of certain power plants currently owned by Pinnacle West Energy (specifically, Redhawk Units 1 and 2, West Phoenix Units 4 and 5 and Saguaro Unit 3);

     * recovery of the $234 million pretax asset write-off recorded by APS as a result of the 1999 Settlement Agreement; and

     * recovery of costs incurred by APS in preparation for the previously required transfer of generation assets to Pinnacle West Energy.

We assume that the ACC will make a decision in this general rate case by the end of 2004.

AVAILABLE INFORMATION

     We make available free of charge on or through our Internet website (www.pinnaclewest.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not part of this report.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements based on current expectations and we assume no obligation to update these statements or make any further statements on any of these issues, except as required by applicable law. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and decisions impacting wholesale competition; the outcome of regulatory and legislative proceedings relating to the restructuring; state and federal regulatory and legislative decisions and actions, including price caps and other market constraints imposed by the FERC; regional economic and market conditions, including the California energy situation and completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital and access to capital markets; weather variations affecting local and regional customer energy usage; the effect of conservation programs on energy usage; power plant performance; the successful completion of our generation construction program; regulatory issues associated with generation construction, such as permitting and licensing; our ability to compete successfully outside traditional regulated markets (including the wholesale market); our ability to manage our marketing and trading activities and the use of derivative contracts in our business; technological developments in the electric industry; the performance of the stock market, which affects the amount of our required contributions to our pension plan and nuclear decommissioning trust funds; the strength of the real estate market in SunCor's market areas, which include Arizona, New Mexico and Utah; and other uncertainties, all of which are difficult to predict and many of which are beyond our control.

                           REGULATION AND COMPETITION

RETAIL

     The ACC regulates APS' retail electric rates and its issuance of securities. The ACC must also approve any transfer of APS' utility property and certain transactions between APS and affiliated parties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Financial Outlook" in Item 7 and Note 3 of Notes to Consolidated Financial Statements in Item 8 for a discussion of the status of electric industry restructuring in Arizona.

     APS is subject to varying degrees of competition from other utilities in Arizona (such as Tucson Electric Power Company, Southwest Gas Corporation and Citizens Communications Company) as well as cooperatives, municipalities, electrical districts and similar types of governmental organizations (principally Salt River Project). APS also faces competition from low-cost hydroelectric power and parties that have access to low-priced preferential federal power and other subsidies. In addition, some customers, particularly industrial and large commercial customers, may own and operate facilities to generate their own electric energy requirements. Although some very limited retail competition existed in APS' service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to APS' customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS' service territory. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete effectively in a restructured industry.

WHOLESALE

     GENERAL

     The FERC regulates rates for wholesale power sales and transmission services. During 2002, approximately 20% of our electric operating revenues resulted from such sales and services. In early 2003, we moved our marketing and trading division from Pinnacle West to APS for all future marketing and trading activities (existing wholesale contracts will remain at Pinnacle West) as a result of the ACC's Track A Order prohibiting the previously required transfer of APS' generating assets to Pinnacle West Energy (see "Overview of Arizona Regulatory Developments" above). The marketing and trading division sells, in the wholesale market, APS and Pinnacle West Energy generation output that is not needed for APS' Native Load and, in doing so, competes with other utilities, power marketers and independent power producers. The division focuses primarily on managing APS' purchased power and fuel risks in connection with its costs of serving retail customer energy requirements. See "Track B Order" in Note 3 of Notes to Consolidated Financial Statements in Item 8 for information regarding an ACC-mandated process by which APS must competitively procure energy. See Note 11 of Notes to Consolidated Financial Statements in Item 8 for information regarding our generation construction plans.

     REGIONAL TRANSMISSION ORGANIZATIONS

     On December 20, 1999, the FERC issued its Order No. 2000 regarding regional transmission organizations. In its order, the FERC set minimum characteristics and functions that must be met by utilities that participate in RTOs. The characteristics for an acceptable RTO include independence from market participants, operational control over a region large enough to support efficient and nondiscriminatory markets and exclusive authority to maintain short-term reliability.

     As stated in Order No. 2000, the FERC believes that a number of benefits will result from the formation of RTOs throughout the country, and it has moved aggressively to ensure that all public utilities participate in an RTO or demonstrate why such participation is not feasible. According to the FERC, the benefits it expects to result from RTO formation include: (1) improvements in transmission system operations with resulting enhancements to inter-regional trade, congestion management, reliability and coordination; and (2) improved performance of energy markets, including greater incentives for efficient generator performance and enhanced potential for demand response.

     On October 16, 2001, APS and other owners of electric transmission lines in the Southwest filed with the FERC a request for a declaratory order confirming that their proposal to form WestConnect RTO, LLC would satisfy the FERC's requirements for the formation of an RTO. APS and the other filing parties have agreed to fund the start-up of WestConnect's operations, which are subject to FERC approval. WestConnect has been structured as a for-profit RTO and evolved from DesertSTAR, a not-for-profit corporation in which APS participated, which was originally designed to serve as an RTO for the southwestern United States. The success of WestConnect will be largely dependent on participation by all major transmission owners in the Southwest. The success is also dependent on support from the affected state regulatory commissions.

     On October 10, 2002, the FERC issued an order finding that the WestConnect proposal, if modified to address specified issues, could meet the FERC's RTO requirements and provide the basic framework for a standard market design for the Southwest. In its order, the FERC also stated that its approval of various WestConnect provisions addressed in the order would not be overturned or affected by the final rule the FERC intends to ultimately adopt in response to its July 31, 2002 Notice of Proposed Rulemaking regarding a standard market design for the electric utility industry (see "Federal" in Note 3 of Notes to Consolidated Financial Statements in Item 8 for additional information regarding the Notice of Proposed Rulemaking). On November 12, 2002, APS and other owners filed a request for rehearing and clarification on portions of the October 10, 2002 order.

     On December 23, 2002, the FERC issued its order on rehearing. In it, the FERC clarified the RTO elements that it had approved. In its order, the FERC stated that it envisions the Seams Steering Group - Western Interconnection (SSG-WI) as the entity that will facilitate a common market design for the West. The SSG-WI consists of western transmission owners, including members of WestConnect. The FERC also noted that its prior WestConnect order did not address other elements of market design that are currently being considered in the pending SMD proposal and/or through the SSG-WI process. The FERC clarified that there are only three areas that would be subject to the final SMD rule: (1) transmission credits; (2) resource adequacy; and (3) market monitoring.

     The order also stated that the FERC's approval of the for-profit structure will not predetermine its decision in the final SMD rule regarding whether a for-profit independent transmission company should be permitted to perform all the functions of an independent transmission provider. To the extent that the FERC has not addressed aspects of WestConnect's for-profit proposal or WestConnect's proposed particular functions, such elements will be subject to review for consistency with Order No. 2000 and other related decisions regarding functions that may be performed by an independent transmission company. The WestConnect applicants sought further clarification of that aspect of the rehearing order. The FERC has indicated that it will issue an order on the WestConnect applicants' motion for clarification before April 14, 2003.

     The ACC Rules also required the formation and implementation of an Arizona Independent Scheduling Administrator. The purpose of the AISA is to oversee the application of operating protocols to ensure statewide consistency for transmission access. The AISA is anticipated to be a temporary organization until the implementation of an independent system operator or RTO. APS participated in the creation of the AISA, a not-for-profit entity, and the filing at the FERC for approval of its operating protocols. The operating protocols were partially rejected and the remainder are currently under review. On February 8, 2002, the ACC's Chief ALJ issued a procedural order which consolidated the ACC docket relating to the AISA with several other pending ACC dockets. In its Track B Order, the ACC directed that a hearing be held on whether or not APS should be required to continue funding the AISA.

                   BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

     Following is a discussion of the business of APS, our major subsidiary.

GENERAL

     APS was incorporated in 1920 under the laws of Arizona and currently has more than 902,000 customers. APS provides either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of the Tucson metropolitan area and about one-half of the Phoenix metropolitan area. Electricity is delivered through a distribution system that APS owns. APS also generates, sells and delivers electricity to wholesale customers in the western United States. APS' marketing and trading division sells, in the wholesale market, APS and Pinnacle West Energy's generation output that is not needed for APS' Native Load, which includes loads for retail customers and cost-of-service wholesale customers. APS does not distribute any products. During 2002, no single purchaser or user of energy (other than Pinnacle West) accounted for more than 4% of consolidated electric revenues.

     At December 31, 2002, APS employed approximately 5,100 people, which includes employees assigned to jointly-owned generating facilities for which APS serves as the generating facility manager. APS' principal executive offices are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000).

PURCHASED POWER AND GENERATING FUEL

     See "Properties - Capacity" in Item 2 for information about our power plants by fuel types.

     2002 ENERGY MIX

     Our consolidated sources of energy during 2002 were: purchased power - 49.9% (approximately 90% of which was for wholesale power operations); coal - 23.8%; nuclear -17.7%; gas - 8.5%; and other (includes oil, hydro and solar) - 0.1%.

     APS' sources of energy during 2002 were: purchased power - 30.4% (approximately 60% of which was for wholesale power operations); coal - 37.2%; nuclear - 27.7%; gas - 4.6%; and other (includes oil, hydro and solar) - 0.1%.

     COAL SUPPLY

     CHOLLA Cholla is a coal-fired power plant located in northeastern Arizona. It is a jointly-owned facility operated by APS. APS purchases most of Cholla's coal requirements from a coal supplier that mines all of the coal under a long-term lease of coal reserves owned by the Navajo Nation, the federal government and private landholders. Cholla has sufficient coal, including low sulfur coal, under current contracts to ensure a reliable fuel supply through 2007. APS purchases a portion of Cholla's coal requirements on the spot market to take advantage of competitive pricing options. Following expiration of current contracts, APS believes that numerous competitive fuel supply options will exist to ensure the continued operation of Cholla for its useful life.

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

     See "Properties - Capacity" in Item 2 for information about APS' ownership interest in Cholla, Four Corners and the Navajo Generating Station. See Note 11 of Notes to Consolidated Financial Statements in Item 8 for information regarding our coal mine reclamation obligations.

     NATURAL GAS SUPPLY

     APS and Pinnacle West Energy purchase the majority of their natural gas requirements for their gas-fired plants under contracts with a number of natural gas suppliers. APS' and Pinnacle West Energy's natural gas supply is transported pursuant to a firm, full requirements transportation service agreement with El Paso Natural Gas Company. The transportation agreement features a 10-year rate moratorium established in a comprehensive rate case settlement entered into in 1996.

     In a pending FERC proceeding, El Paso Natural Gas Company has proposed allocating its gas pipeline capacity in such a way that the gas transportation rights of APS and Pinnacle West Energy (and other companies with the same contract type) could be significantly impacted. Various parties, including APS and Pinnacle West Energy, have challenged this allocation as being inconsistent with El Paso Natural Gas Company's existing contractual obligations and a 1996 settlement. On May 31, 2002, the FERC issued an order requiring the conversion of all firm, full requirements contracts to contract demand contracts by November 1, 2002. In addition, the FERC order set forth procedures to encourage parties to resolve the details of such conversions through a settlement process. APS and other full requirements contract holders sought rehearing of the FERC order and requested a stay of the November 1, 2002 implementation date. On September 20, 2002, the FERC issued another order clarifying the capacity allocation methodology, extending the conversion implementation date from November 1, 2002 to May 1, 2003 and approving the reallocation of costs for the transportation service. APS and other full requirements contract holders have sought rehearings of this FERC order. The FERC has indicated that it intends to issue an order on the merits in this proceeding by April 14, 2003. Although we cannot predict the outcome of this matter, we currently do not expect this matter to have a material adverse impact on our financial position, results of operations or liquidity. We are continuing to analyze the market to determine the most favorable source and method of meeting our natural gas requirements.

     NUCLEAR FUEL SUPPLY

     PALO VERDE FUEL CYCLE Palo Verde is a nuclear power plant located about 50 miles west of Phoenix, Arizona. It is a jointly-owned facility operated by APS. The fuel cycle for Palo Verde is comprised of the following stages:

     *    mining and milling of uranium ore to produce uranium concentrates;
     *    conversion of uranium concentrates to uranium hexafluoride;
     *    enrichment of uranium hexafluoride;
     *    fabrication of fuel assemblies;
     *    utilization of fuel assemblies in reactors; and
     *    storage and disposal of spent nuclear fuel.

     The Palo Verde participants have contracted for all of Palo Verde's requirements for uranium concentrates and conversion services through 2008, except for a small percentage of 2003 uranium concentrates and 2004 conversion requirements that will be obtained under contracts currently being finalized. The Palo Verde participants have also contracted for all of Palo Verde's enrichment services through 2010 and fuel assembly fabrication services until at least 2015.

     SPENT NUCLEAR FUEL AND WASTE DISPOSAL Nuclear power plant operators are required to enter into spent nuclear fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before 2010 and that it does not intend to begin accepting spent nuclear fuel prior to that date. In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE's delay, a number of utilities filed damages lawsuits against the DOE in the Court of Federal Claims.

     In February 2002, the U.S. Secretary of Energy recommended to President Bush that the Yucca Mountain, Nevada site be developed as a permanent repository for spent nuclear fuel. The President transmitted this recommendation to Congress and the State of Nevada vetoed the President's recommendation. In July 2002, Congress approved the development of the Yucca Mountain, Nevada site, overriding the Nevada veto. It is now expected that the DOE will submit a license application to the NRC late in 2004. The State of Nevada has filed several lawsuits relating to the Yucca Mountain site. We cannot currently predict what further steps will be taken in this area.

     Facility funding is a further complication. While all nuclear utilities pay an amount calculated on the basis of the output of their respective plants into a so-called nuclear waste fund, the annual Congressional appropriations for the permanent repository have been for amounts less than the amounts paid into the waste fund (the balance of which is being used for other purposes).

     APS has existing fuel storage pools at Palo Verde and has completed a new facility for on-site dry storage of spent nuclear fuel. With the existing storage pools and the addition of the new facility, APS believes that spent nuclear fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation through the term of the operating license for each Palo Verde unit. See "Palo Verde Nuclear Generating Station" in Note 11 of Notes to Consolidated Financial Statements in Item 8 for a discussion of interim spent nuclear fuel storage costs.

     Although some low-level waste has been stored on-site in a low-level waste facility, APS is currently shipping low-level waste to off-site facilities. APS currently believes that interim low-level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

     APS believes that scientific and financial aspects of the issues of spent nuclear fuel and low-level waste storage and disposal can be resolved satisfactorily. However, APS acknowledges that their ultimate resolution in a timely fashion will require political resolve and action on national and regional scales which APS is less able to predict. APS expects to vigorously protect and pursue its rights related to this matter.

PURCHASED POWER AGREEMENTS

     In addition to that available from its own generating capacity (see "Properties" in Item 2), APS purchases electricity under various arrangements. One of the most important of these is a long-term contract with Salt River Project. The amount of electricity available to APS is based in large part on customer demand within certain areas now served by APS pursuant to a related territorial agreement. The generating capacity available to APS pursuant to the contract was 336 MW from January through May 2002, and starting in June 2002, it changed to 343 MW. In 2002, APS received approximately 1,104,973 MWh of energy under the contract and paid about $46.2 million for capacity availability and energy received. This contract may be canceled by Salt River Project on three years' notice, given no earlier than December 31, 2003. APS may also cancel the contract on five years' notice, given no earlier than December 31, 2006.

     In September 1990, APS entered into a thirty-year seasonal capacity exchange agreement with PacifiCorp. Under this agreement, APS receives electricity from PacifiCorp during the summer peak season (from May 15 to September 15) and APS returns electricity to PacifiCorp during the winter season (from October 15 to February 15). Until 2020, APS and PacifiCorp each has 480 MW of capacity and a related amount of energy available to it under the agreement for its respective seasons. In 2002, APS received approximately 571,392 MWh of energy under the capacity exchange. APS must also make additional offers of energy to PacifiCorp each year through October 31, 2020. Pursuant to this requirement, during 2002, PacifiCorp received offers of 1,129,600 MWh and purchased about 115,750 MWh.

CONSTRUCTION PROGRAM

     During the years 2000 through 2002, APS incurred approximately $1.4 billion in capital expenditures. APS' capital expenditures for the years 2003 through 2005 are expected to be primarily for expanding transmission and distribution capabilities to meet growing customer needs, for upgrading existing utility property and for environmental purposes. APS' capital expenditures were approximately $501 million in 2002. APS' capital expenditures, including expenditures for environmental control facilities, for the years 2003 through 2005 have been estimated as follows:

                              (dollars in millions)

                      BY YEAR                 BY MAJOR FACILITIES
                 -----------------         --------------------------
                 2003      $   401         Production         $   386
                 2004          379         T&D                    877
                 2005          498         Other                   15
                           -------                            -------
                 Total     $ 1,278         Total              $ 1,278
                           =======                            =======

     The above amounts exclude capitalized interest costs and include capitalized property taxes and approximately $30 million per year for nuclear fuel. These amounts include only APS' generation (production) assets. APS conducts a continuing review of its construction program.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Needs and Resources" in Item 7 for additional information about APS' construction program and for information about Pinnacle West Energy's generation construction plans.

MORTGAGE REPLACEMENT FUND REQUIREMENTS

     So long as any of its first mortgage bonds are outstanding, APS is required for each calendar year to deposit with the trustee under its mortgage cash in a formularized amount related to net additions to its mortgaged utility plant. APS may satisfy all or any part of this "replacement fund" requirement by using redeemed or retired bonds, net property additions or property retirements. For 2002, the replacement fund requirement amounted to approximately $161 million. Certain of the bonds APS has issued under the mortgage that are callable prior to maturity are redeemable at their par value plus accrued interest with cash APS deposits in the replacement fund. These call provisions are subject in many cases to a period of time after the original issuance of the bonds during which they may not be redeemed in this manner. See Note 6 of Notes to Consolidated Financial Statements in Item 8 for information regarding APS' first mortgage bonds.

ENVIRONMENTAL MATTERS

     EPA ENVIRONMENTAL REGULATION

     CLEAN AIR ACT We are subject to a number of requirements under the Clean Air Act. The Clean Air Act addresses, among other things:

     *    "acid rain";
     *    visibility in certain specified areas;
     *    hazardous air pollutants; and

     *    areas that have not attained national ambient air quality standards.

     With respect to "acid rain," the Clean Air Act established a system of sulfur dioxide emissions "allowances" to offset each ton of sulfur dioxide emitted by affected power plants. Based on EPA allowance allocations, we will have sufficient allowances to permit continued operation of our plants at current levels without installing additional equipment. The Clean Air Act also requires the EPA to set nitrogen oxides emissions limitations for certain coal-fired units. The EPA rule allows emissions from all units in a plant to be averaged to demonstrate compliance with the emission limitation. Currently, nitrogen oxides emissions from all of our units are within the limitations specified under the EPA's rules. We do not currently expect this rule to have a material impact on our financial position, results of operations or liquidity.

     The Clean Air Act required the EPA to establish a Grand Canyon Visibility Transport Commission to complete a study on visibility impairment in sixteen "Class I Areas" (large national parks and wilderness areas) on the Colorado Plateau. The Navajo Generating Station, Cholla and Four Corners are located near several Class I Areas on the Colorado Plateau. The Visibility Commission completed its study and on June 10, 1996 submitted its final recommendations to the EPA.

     On April 22, 1999, the EPA announced final regional haze rules. These new regulations require states to submit, by 2008, implementation plans to eliminate all man-made emissions causing visibility impairment in certain specified areas, including Class I Areas in the Colorado Plateau. The 2008 implementation plans must also include consideration and potential application of best available retrofit technology for major stationary sources which came into operation between August 1962 and August 1977, such as the Navajo Generating Station, Cholla and Four Corners.

     The rules allow the nine western states and tribes that participated in the Visibility Commission process to follow an alternate implementation plan and schedule for the Class I Areas considered by the Visibility Commission. Under this option, those states and tribes would submit implementation plans by 2003, which would incorporate certain regional sulfur dioxide emissions milestones for the years 2003, 2008, 2013 and 2018 (which include the application of best available retrofit technology). If the regional emissions in those years were within those milestones, there would be no further emission reduction requirements, and if they were exceeded, then an emission trading program would be implemented to maintain the emissions within those milestones.

     The EPA reviewed an "Annex" to the Visibility Commission recommendations that specify the regional sulfur dioxide emission milestones. On April 26, 2002, the EPA proposed to accept the Visibility Commission's Annex, which had been submitted by the Western Regional Air Partnership (successor to Visibility Commission) in September 2000. The Annex specifies regional sulfur dioxide emission reduction milestones. The EPA's final approval of the Annex would allow the states and tribes to pursue the alternate implementation of the regional haze rules through 2018. Any states and tribes that implement this option would have to submit state implementation plans by 2003 to address visibility in areas identified in the process, and revised implementation plans in 2008 to address Class I Areas which were not included in the process. The State of Arizona is in the process of developing a State Implementation Plan to implement the provisions of the Annex. Because Four Corners is located on the Navajo Reservation and is currently regulated by EPA Region IX, the provisions of the Annex currently could become applicable to Four Corners only through a Federal Implementation Plan promulgated by EPA Region IX. At this time, it is uncertain how the State of Arizona and/or EPA Region IX will proceed to implement the Annex, so the actual impact on APS cannot yet be determined.

     In July 1997, the EPA promulgated final National Ambient Air Quality Standards for ozone and particulate matter. Pursuant to these rules, the ozone standard is more stringent and a new ambient standard for very fine particles has been established. Congress has enacted legislation that could delay the implementation of regional haze requirements and the particulate matter ambient standard; however, the legislation does not preclude the Visibility Commission states and tribes from implementing the alternate regional haze rules discussed above. Because the actual level of emissions controls, if any, for any unit cannot be determined at this time, APS currently cannot estimate the capital expenditures, if any, which would result from the final rules. However, APS does not currently expect these rules to have a material adverse effect on its financial position, results of operations or liquidity.

     With respect to hazardous air pollutants emitted by electric utility steam generating units, the EPA has determined that mercury emissions and other hazardous air pollutants from coal and oil-fired power plants will be regulated. We expect that the EPA will propose specific rules for this purpose in 2003 and finalize them by 2004, with compliance required by 2008. Because the ultimate requirements that the EPA may impose are not yet known, we cannot currently estimate the capital expenditures, if any, which may be required.

     Certain aspects of the Clean Air Act may require APS to make related expenditures, such as permit fees. APS does not expect any of these expenditures to have a material impact on its financial position, results of operations or liquidity.

     FEDERAL IMPLEMENTATION PLAN In September 1999, the EPA proposed a FIP to set air quality standards at certain power plants, including the Navajo Generating Station and Four Corners. The comment period on this proposal ended in November 1999. The FIP is similar to current Arizona regulation of the Navajo Generating Station and New Mexico regulation of Four Corners, with minor modifications. APS does not currently expect the FIP to have a material impact on its financial position, results of operations or liquidity.

     SUPERFUND The Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air. Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties. PRPs may be strictly, and often jointly and severally, liable for clean-up. The EPA had previously advised APS that the EPA considers APS to be a PRP in the Indian Bend Wash Superfund Site, South Area. APS' Ocotillo Power Plant is located in this area. Based on the information to date, including available insurance coverage and an EPA estimate of cleanup costs, APS does not expect this matter to have a material impact on its financial position, results of operations or liquidity.

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

     Where appropriate, APS has begun clean-up of certain of these sites. APS does not expect these matters to have a material adverse effect on its financial position, results of operations or liquidity.

     ARIZONA DEPARTMENT OF ENVIRONMENTAL QUALITY

     ADEQ issued to APS NOVs dated September 25, 2001 and October 15, 2001 alleging, among other things, the burning of unauthorized materials and storage of hazardous waste without a permit at the Cholla Power Plant. Each NOV requires APS to achieve and document compliance with specific environmental requirements. APS has submitted responses to the NOVs as well as additional information requested by the agency. By letter dated February 28, 2003, the Arizona Attorney General notified APS that the ADEQ expects to take enforcement action against APS regarding the violations included in the NOVs, as well as related violations. APS does not expect these matters to have a material adverse effect on its financial position, results of operations or liquidity.

     NAVAJO NATION ENVIRONMENTAL ISSUES

     Four Corners and the Navajo Generating Station are located on the Navajo Reservation and are held under easements granted by the federal government as well as leases from the Navajo Nation. APS is the Four Corners operating agent. APS owns a 100% interest in Four Corners Units 1, 2 and 3, and a 15% interest in Four Corners Units 4 and 5. APS owns a 14% interest in Navajo Generating Station Units 1, 2 and 3.

     In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the Navajo Acts). The Navajo Acts purport to give the Navajo Nation Environmental Protection Agency authority to promulgate regulations covering air quality, drinking water and pesticide activities, including those that occur at Four Corners and the Navajo Generating Station. The Four Corners and Navajo Generating Station participants dispute that purported authority, and by separate letters dated October 12 and October 13, 1995, the Four Corners participants and the Navajo Generating Station participants requested the United States Secretary of the Interior to resolve their dispute with the Navajo Nation regarding whether or not the Navajo Acts apply to operations of Four Corners and the Navajo Generating Station. On October 17, 1995, the Four Corners participants and the Navajo Generating Station participants each filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that:

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

     Both groundwater and surface water in areas important to APS' operations have been the subject of inquiries, claims and legal proceedings, which will require a number of years to resolve. APS is one of a number of parties in a proceeding before a state court in New Mexico to adjudicate rights to a stream system from which water for Four Corners is derived. (STATE OF NEW MEXICO, IN THE RELATION OF S.E. REYNOLDS, STATE ENGINEER VS. UNITED STATES OF AMERICA, CITY OF FARMINGTON, UTAH INTERNATIONAL, INC., ET AL., SAN JUAN COUNTY, NEW MEXICO, District Court No. 75-184). An agreement reached with the Navajo Nation in 1985, however, provides that if Four Corners loses a portion of its rights in the adjudication, the Navajo Nation will provide, for a then-agreed upon cost, sufficient water from its allocation to offset the loss.

     A summons served on APS in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987, in an action pending in Maricopa County, Arizona, Superior Court. (IN RE THE GENERAL ADJUDICATION OF ALL RIGHTS TO USE WATER IN THE GILA RIVER SYSTEM AND SOURCE, Supreme Court Nos. WC-79-0001 through WC 79-0004 (Consolidated) [WC-1, WC-2, WC-3 and WC-4 (Consolidated)], Maricopa County Nos. W-1, W-2, W-3 and W-4 (Consolidated)). Palo Verde is located within the geographic area subject to the summons. APS' rights and the rights of the Palo Verde participants to the use of groundwater and effluent at Palo Verde are potentially at issue in this action. As project manager of Palo Verde, APS filed claims that dispute the court's jurisdiction over the Palo Verde participants' groundwater rights and their contractual rights to effluent relating to Palo Verde. Alternatively, APS seeks confirmation of such rights. Three of APS' other power plants and two of Pinnacle West Energy's power plants are also located within the geographic area subject to the summons. APS' claims dispute the court's jurisdiction over its groundwater rights with respect to these plants. Alternatively, APS seeks confirmation of such rights. In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. In addition, in September 2000, the Arizona Supreme Court issued a decision affirming the lower court's criteria for resolving groundwater claims. Litigation on both of these issues will continue in the trial court. No trial date concerning APS' water rights claims has been set in this matter.

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

     The Four Corners region, in which Four Corners is located, has been experiencing drought conditions that may affect the water supply for the plants in 2003, as well as later years if adequate moisture is not received in the watershed that supplies the area. Various stakeholders in the San Juan Basin, including the New Mexico State Engineer, are evaluating how water rights might be affected by the drought conditions, including water rights pursuant to the New Mexico state permit that provide approximately 30,000 acre feet of water to Four Corners. We are assessing alternatives for temporary supplies of water and are working with area stakeholders to minimize the effect, if any, on operations of the plant. The effect of the drought cannot be fully assessed at this time, and we cannot predict the ultimate outcome, if any, of the drought or whether the drought will adversely affect the amount of power available, or the price thereof, from Four Corners.

                  BUSINESS OF PINNACLE WEST ENERGY CORPORATION

     Pinnacle West Energy was incorporated in 1999 under the laws of the State of Arizona and is engaged principally in the development of generating plants and production of wholesale electricity. Pinnacle West Energy is the subsidiary through which we conduct our competitive generation operations. Pinnacle West Energy had approximately 100 employees as of December 31, 2002. Pinnacle West Energy's principal offices are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone (602) 250-4145).

     Pinnacle West Energy's capital expenditures in 2002 were $374 million. Projected capital expenditures are $268 million in 2003; $31 million in 2004; and $20 million in 2005. These amounts exclude capitalized interest costs and include capitalized property taxes. These capital expenditures do not reflect an expected reimbursement in 2004 by SNWA of about $100 million of Pinnacle West Energy's cumulative capital expenditures for the Silverhawk project in exchange for SNWA's option to purchase a 25% interest in the project.

     Pinnacle West Energy's Arizona plants were built as a result of what we believed was a regulatory restriction against APS construction of additional plants and based on the requirement in the 1999 Settlement Agreement that APS transfer its generation assets. The amounts in the preceding paragraph relate only to Pinnacle West Energy's generation assets. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Financial Outlook" in Item 7, as part of its 2003 general rate case, APS intends to seek rate base treatment of certain power plants currently owned by Pinnacle West Energy (specifically, Redhawk Units 1 and 2, West Phoenix Units 4 and 5 and Saguaro Unit 3). At December 31, 2002, Pinnacle West Energy had total assets of $1.2 billion. Pinnacle West Energy reported a net loss of $19 million in 2002, net income of $18 million in 2001 and a net loss of $2 million in 2000.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Financial Outlook" in Item 7 for a discussion of APS' implementation of an ACC-mandated process by which APS must competitively procure energy. See Note 11 of Notes to Consolidated Financial Statements in Item 8 for information regarding Pinnacle West Energy's generation construction plans.

                  BUSINESS OF APS ENERGY SERVICES COMPANY, INC.

     APS Energy Services was incorporated in 1998 under the laws of the State of Arizona and provides competitive commodity-related energy services (such as direct access commodity contracts, energy procurement and energy supply consultation) and energy-related products and services (such as energy master planning, energy use consultation and facility audits, cogeneration analysis and installation and project management) to commercial, industrial and institutional retail customers in the western United States. APS Energy Services had approximately 100 employees as of December 31, 2002. APS Energy Services' principal offices are located at 400 East Van Buren Street, Phoenix, Arizona 85004 (telephone (602) 250-5000).

     APS Energy Services reported pretax income of $28 million in 2002 and pretax losses of $10 million in 2001 and $13 million in 2000. Income taxes related to APS Energy Services are recorded by the parent company. At December 31, 2002, APS Energy Services had total assets of $90 million.

                     BUSINESS OF SUNCOR DEVELOPMENT COMPANY

     SunCor was incorporated in 1965 under the laws of the State of Arizona and is a developer of residential, commercial and industrial real estate projects in Arizona, New Mexico and Utah. The principal executive offices of SunCor are located at 80 East Rio Salado Parkway, Suite 410 Tempe, Arizona 85281 (telephone
(480) 317-6800). SunCor and its subsidiaries had approximately 800 full- and part-time employees at December 31, 2002.

     SunCor's assets consist primarily of land with improvements, commercial buildings and other real estate investments. SunCor's largest project is the Palm Valley master-planned community, which has approximately 6,900 acres remaining to be developed west of Phoenix in the area of the towns of Avondale, Goodyear and Litchfield Park, Arizona. SunCor has completed the master plan for development of Palm Valley.

     SunCor projects under development include seven master-planned communities and several commercial projects. The commercial projects and five of the master-planned communities are in Arizona. Other master-planned communities are located near St. George, Utah, and Santa Fe, New Mexico. Several of the master-planned communities and commercial projects are joint ventures with other developers, financial partners or landowners. SunCor opened two new projects in 2002:

     * Hayden Ferry Lakeside - an 18-acre, mixed-use commercial and residential project located in Tempe, Arizona that opened its first office building in July 2002; and

     * StoneRidge - an 1,850-acre, master-planned community with a golf course in Prescott Valley, Arizona that opened its initial phase of home and lot sales and its golf course in 2002.

     For the past three years, SunCor's operating revenues were about: $236 million in 2002; $169 million in 2001; and $158 million in 2000. For those same periods, SunCor's net income was about: $19 million in 2002; $3 million in 2001; and $11 million in 2000.

     SunCor's capital needs consist primarily of capital expenditures for land development and home construction for SunCor's home-building subsidiary, Golden Heritage Homes, Inc. SunCor's capital expenditures were approximately $72 million in 2002. On the basis of projects currently under development, SunCor expects its capital needs over the next three years to be: $64 million in 2003; $23 million in 2004; and $20 million in 2005.

     At December 31, 2002, SunCor had total assets of about $534 million. See
Note 6 of Notes to Consolidated Financial Statements in Item 8 for information regarding SunCor's long-term debt. SunCor intends to continue its focus on real estate development of master-planned communities, mixed-use residential, commercial, office and industrial projects. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7, we are undertaking an aggressive effort to accelerate SunCor's asset sales activities to approximately double SunCor's annual earnings in the 2003 to 2005 period (compared with $19 million in earnings recorded in 2002) and to permit SunCor to make annual cash distributions to Pinnacle West of $80 - $100 million during that same period.

                    BUSINESS OF EL DORADO INVESTMENT COMPANY

     El Dorado was incorporated in 1983 under the laws of the State of Arizona. At December 31, 2002, El Dorado owned a majority interest in NAC, a company specializing in spent nuclear fuel technology, and also held miscellaneous small investments, including interests in Arizona community-based ventures. El Dorado's short-term goal is to prudently realize the value of its existing investments. On a long-term basis, we may use El Dorado, when appropriate, as our subsidiary for investments that are strategic to our principal business of generating, distributing and marketing electricity. El Dorado's offices are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone (602) 250-3517). El Dorado had approximately 100 employees (all NAC) as of December 31, 2002.

     El Dorado reported a pretax loss of $55 million in 2002 (during 2002, income tax benefits related to El Dorado were recorded by the parent company) and net income of $0.2 million in 2001 and $2 million in 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 and Note 22 of Notes to Consolidated Financial Statements in Item 8 for information regarding El Dorado's 2002 losses. At December 31, 2002, El Dorado had total assets of $36 million.

                               ITEM 2. PROPERTIES

CAPACITY

     Our generating facilities are described below. For APS' plants, the "net accredited capacities" are reported, consistent with industry practice for regulated utilities. For Pinnacle West Energy, the "permitted capacities" are reported, consistent with industry practice for unregulated plants.

APS - NET ACCREDITED CAPACITY

     APS' present generating facilities have net accredited capacities as follows:

                                                                  Capacity (kW)
                                                                  -------------
Coal:
  Units 1, 2 and 3 at Four Corners .............................      560,000
  15% owned Units 4 and 5 at Four Corners ......................      222,000
  Units 1, 2 and 3 at Cholla Plant .............................      615,000
  14% owned Units 1, 2 and 3 at the Navajo Plant ...............      315,000
                                                                    ---------

  Subtotal .....................................................    1,712,000
                                                                    ---------

Gas or Oil:
  Two steam units at Ocotillo and two steam units at Saguaro ...      430,000(a)
  Eleven combustion turbine units ..............................      493,000
  Three combined cycle units ...................................      255,000
                                                                    ---------

  Subtotal .....................................................    1,178,000
                                                                    ---------

Nuclear:
  29.1% owned or leased Units 1, 2, and 3 at Palo Verde ........    1,086,300
                                                                    ---------

Hydro and Solar ................................................        7,600
                                                                    ---------

  Total APS facilities .........................................    3,983,900
                                                                    =========

PINNACLE WEST ENERGY - PERMITTED CAPACITIES

     Pinnacle West Energy's present generating facilities have permitted capacities as follows:

Gas or Oil:
Two combined cycle units at Redhawk and one combined-cycle unit
  at West Phoenix ..............................................    1,180,000(b)
One combustion turbine unit at Saguaro .........................       80,000
                                                                    ---------

Total Pinnacle West Energy facilities ..........................    1,260,000
                                                                    =========

----------
(a) Does not include West Phoenix steam units (108,300 kW), which were retired in December 2002.
(b) See Note 11 of Notes to Consolidated Financial Statements in Item 8 for information regarding Pinnacle West Energy's generation construction plans.

RESERVE MARGIN

     APS' 2002 peak one-hour demand on its electric system was recorded on July 9, 2002 at 5,802,900 kW, compared to the 2001 peak of 5,687,200 kW recorded on July 2, 2001. Taking into account additional capacity then available to APS under long-term purchase power contracts as well as APS' and Pinnacle West Energy's generating capacity, APS' capability of meeting system demand on July 9, 2002 amounted to 6,046,600 kW, for an installed reserve margin of 6.5%. The power actually available to APS from its resources fluctuates from time to time due in part to planned outages and technical problems. The available capacity from sources actually operable at the time of the 2002 peak amounted to 3,877,600 kW, for a margin of negative 38.1%. Firm purchases totaling 2,612,000 kW, including short-term seasonal purchases and unit contingent purchases, were in place at the time of the peak, ensuring the ability to meet the load requirement, with an actual reserve margin of 7.1%.

     See "Business of Arizona Public Service Company - Purchased Power Agreements" in Item 1 for information about certain of APS' long-term power agreements.

PLANT SITES LEASED FROM NAVAJO NATION

     The Navajo Generating Station and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Nation. These are long-term agreements with options to extend, and we do not believe that the risk with respect to enforcement of these easements and leases is material. The majority of coal contracted for use in these plants and certain associated transmission lines are also located on Indian reservations. See "Purchased Power and Generating Fuel - Coal Supply" in Item 1.

PALO VERDE NUCLEAR GENERATING STATION

     PALO VERDE LEASES

     See Note 9 of Notes to Consolidated Financial Statements in Item 8 for a discussion of three sale-leaseback transactions related to Palo Verde Unit 2.

     REGULATORY

     Operation of each of the three Palo Verde units requires an operating license from the NRC. The NRC issued full power operating licenses for Unit 1 in June 1985, Unit 2 in April 1986 and Unit 3 in November 1987. The full power operating licenses, each valid for a period of approximately 40 years, authorize APS, as operating agent for Palo Verde, to operate the three Palo Verde units at full power.

     NUCLEAR DECOMMISSIONING COSTS

     The NRC rules on financial assurance requirements for the decommissioning of nuclear power plants provide that a licensee may use a trust as the exclusive financial assurance mechanism if the licensee recovers estimated total decommissioning costs through cost of service rates or through a "non-bypassable charge." The "non-bypassable systems benefits" charge is the charge that the ACC has approved to recover certain types of ACC-approved costs, including costs for low income programs, demand side management, consumer education, environmental, renewables, etc. "Non-bypassable" means that if a customer chooses to take energy from an "energy service provider" other than APS, the customer will still have to pay this charge as part of the customer's APS electric bill. Other mechanisms are prescribed, including prepayment, if the requirements for exclusive reliance on the external sinking fund mechanism are not met. APS currently relies on the external sinking fund mechanism to meet the NRC financial assurance requirements for its interests in Palo Verde Units 1, 2 and
3. The decommissioning costs of Palo Verde Units 1, 2 and 3 are currently included in APS' ACC jurisdictional rates. ACC retail electric competition Rules provide that decommissioning costs would be recovered through a non-bypassable "system benefits" charge, which would allow APS to maintain its external sinking fund mechanism. See Note 12 of Notes to Consolidated Financial Statements in
Item 8 for additional information about our nuclear decommissioning costs.

     PALO VERDE LIABILITY AND INSURANCE MATTERS

     See "Palo Verde Nuclear Generating Station" in Note 11 of Notes to Consolidated Financial Statements in Item 8 for a discussion of the insurance maintained by the Palo Verde participants, including APS, for Palo Verde.

PROPERTY NOT HELD IN FEE OR SUBJECT TO ENCUMBRANCES

     JOINTLY-OWNED FACILITIES

     APS shares ownership of some of its generating and transmission facilities with other companies. The following table shows APS' interest in those jointly-owned facilities recorded on the Consolidated Balance Sheets at December 31, 2002:

                                                                      PERCENT
                                                                   OWNED BY APS
                                                                   ------------
     Generating facilities:
       Palo Verde Nuclear Generating Station
         Units 1 and 3                                                29.1%
       Palo Verde Nuclear Generating Station
         Unit 2 (see "Palo Verde Leases" below)                       17.0%
       Four Corners Steam Generating Station
         Units 4 and 5                                                15.0%
       Navajo Steam Generating Station
         Units 1, 2, and 3                                            14.0%
       Cholla Steam Generating Station
         Common Facilities (a)                                        62.8%(b)
     Transmission facilities:
       ANPP 500KV System                                              35.8%(b)
       Navajo Southern System                                         31.4%(b)
       Palo Verde-Yuma 500KV System                                   23.9%(b)
       Four Corners Switchyards                                       27.5%(b)
       Phoenix-Mead System                                            17.1%(b)
       Palo Verde - Estrella 500KV System                             50.0%(b)

(a) PacifiCorp owns Cholla Unit 4 and APS operates the unit for PacifiCorp. The common facilities at the Cholla Plant are jointly-owned.

(b)  Weighted average of interests.

     PALO VERDE LEASES

     In 1986, APS sold about 42% of its share of Palo Verde Unit 2 and certain common facilities in three separate sale-leaseback transactions. APS accounts for these leases as operating leases. The leases, which have terms of 29.5 years, contain options to renew the leases for two additional years and to purchase the property for fair market value at the end of the lease terms. See Notes 9 and 20 of Notes to Consolidated Financial Statements in Item 8 for additional information regarding the Palo Verde Unit 2 sale-leaseback transactions.

     APS FIRST MORTGAGE LIEN

     APS' first mortgage bondholders share a lien on substantially all utility plant assets (other than nuclear fuel and transportation equipment and other excluded assets). See Note 6 of Notes to Consolidated Financial Statements in
Item 8 for information regarding APS' outstanding first mortgage bonds.

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

                                   [MAP PAGE}

     In accordance with Item 304 of Regulation S-T of the Securities Exchange Act of 1934, APS' Service Territory map contained in this Form 10-K is a map of the State of Arizona showing APS' service area, the location of its major power plants and principal transmission lines, the location of Pinnacle West Energy's power plants and the location of transmission lines operated by APS for others. APS' major power plants shown on such map are the Navajo Generating Station located in Coconino County, Arizona; the Four Corners Power Plant located near Farmington, New Mexico; the Cholla Power Plant, located in Navajo County, Arizona; the Yucca Power Plant, located near Yuma, Arizona; the Palo Verde Nuclear Generating Station, located about 55 miles west of Phoenix, Arizona; the West Phoenix Power Plant, located near Phoenix, Arizona; and the Saguaro Power Plant, located near Tucson, Arizona (each of which plants is reflected on such map as being jointly owned with other utilities), as well as the Ocotillo Power Plant located near Phoenix, Arizona. Pinnacle West Energy's power plants shown on such map are the West Phoenix Power Plant located near Phoenix, Arizona, and the Saguaro Power Plant, located near Tucson, Arizona (both of which plants are reflected on such map as being jointly owned with APS), as well as the Redhawk Power Plant, located near Phoenix, Arizona. APS' major transmission lines shown on such map are reflected as running between the power plants named above and certain major cities in the State of Arizona. The transmission lines operated for others shown on such map are reflected as running from the Four Corners Plant through a portion of northern Arizona to the California border and from the Phoenix area.

                            ITEM 3. LEGAL PROCEEDINGS

     See "Environmental Matters" and "Water Supply" in Item 1 in regard to pending or threatened litigation and other disputes. See Note 3 of Notes to Consolidated Financial Statements in Item 8 for a discussion of the ACC retail electric competition Rules, the Track A Order and related litigation.

     See Note 11 of Notes to Consolidated Financial Statements in Item 8 for information relating to the FERC proceedings on California energy market issues and a claim by Citizens that APS overcharged Citizens under a power service agreement. See also Note 22 of Notes to Consolidated Financial Statements in
Item 8 for information relating to a breach of contract claim by Maine Yankee against Pinnacle West and NAC.

                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

     Not applicable.

                               SUPPLEMENTAL ITEM.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name                Age at March 1, 2003    Position(s) at March 1, 2003
----                --------------------    ----------------------------
William J.  Post           52               Chairman of the Board and
                                              Chief Executive Officer (1)
Jack E. Davis              56               President, and President and Chief
                                              Executive Officer, APS (1)
Robert S. Aiken            46               Vice President, Federal Affairs
John G. Bohon              57               Vice President, Corporate Services &
                                              Human Resources
Donald E. Brandt           48               Senior Vice President and Chief
                                              Financial Officer
Dennis L. Brown            52               Vice President and Chief Information
                                              Officer
Armando B. Flores          59               Executive Vice President, Corporate
                                              Business Services
Edward Z. Fox              49               Vice President, Communications,
                                              Environment & Safety
Barbara M. Gomez           48               Treasurer
James M. Levine            53               Executive Vice President, APS
                                              and President, Pinnacle
                                              West Energy
Nancy C. Loftin            49               Vice President, General Counsel
                                              and Secretary
Gregg R. Overbeck          56               Senior Vice President, APS, Nuclear
Martin L. Shultz           58               Vice President, Government Affairs
Steven M. Wheeler          54               Senior Vice President, APS
                                              Transmission, Regulation and
                                              Planning
----------
(1)  Member of the Board of Directors.

     The executive officers of Pinnacle West are elected no less often than annually and may be removed by the Board of Directors at any time. The terms served by the named officers in their current positions and the principal occupations (in addition to those stated in the table) of such officers for the past five years have been as follows:

     Mr. Post was elected Chairman of the Board effective February 2001, and Chief Executive Officer effective February 1999. He has served as an officer of Pinnacle West since 1995 in the following capacities: from August 1999 to February 2001 as President; from February 1997 to February 1999 as President; and from June 1995 to February 1997 as Executive Vice President. Mr. Post is also Chairman of the Board (since February 2001) of APS. He was President of APS from February 1997 until October 1998 and he was Chief Executive Officer from February 1997 until October 2002. Mr. Post is also a director of APS, Pinnacle West Energy and Phelps Dodge Corporation.

     Mr. Davis was elected to his present position effective February 2001. Prior to that time he was Chief Operating Officer and Executive Vice President of Pinnacle West (April 2000-February 2001) and Executive Vice President, Commercial Operations of APS (September 1996-October 1998). Mr. Davis is President of APS (since October 1998) and Chief Executive Officer of APS (since October 2002). He is a director of APS and Pinnacle West Energy.

     Mr. Aiken was elected to his present position in July 1999. Prior to that time he was Pinnacle West's Manager, Federal Affairs (November 1986-July 1999).

     Mr. Bohon was elected to his present position in July 1999. Prior to that time he was Vice President, Corporate Services and Human Resources of APS (October 1998-July 1999) and Vice President, Procurement of APS (April 1997-October 1998).

     Mr. Brandt was elected to his present position in December 2002. Prior to that time he was Senior Vice President and Chief Financial Officer of Ameren Corporation (diversified energy services company). Mr. Brandt was elected Senior Vice President and Chief Financial Officer of APS in January 2003.

     Mr. Brown was elected to his present position in June 2001. Prior to that time he was Director, Information Technology of Pinnacle West (October 1999 - June 2001) and Global Solution Executive for IBM Utilities and Energy Services of IBM prior to that time.

     Mr. Flores was elected to his present position in July 1999. Prior to that time, he was Executive Vice President, Corporate Business Services of APS (October 1998-July 1999) and Senior Vice President, Corporate Business Services of APS (September 1996-October 1998).

     Mr. Fox was elected to his present position in July 1999. Prior to that time he was Vice President, Environmental/Health/Safety and New Technology Ventures of APS (October 1995-July 1999).

     Ms. Gomez was elected to her present position in August 1999. Prior to that time, she was Manager, Treasury Operations of APS (1997-1999). She was also elected Treasurer of APS in October 1999.

     Mr. Levine was elected Executive Vice President of APS in July 1999 and President of Pinnacle West Energy in January 2003. Prior to that time he was Senior Vice President, Nuclear Generation of APS (September 1996-July 1999).

     Ms. Loftin was elected Vice President and General Counsel in July 1999 and Secretary in October 2002. She was elected to the positions of Vice President and Chief Legal Counsel of APS in September 1996. She was also elected Vice President and General Counsel of APS in July 1999 and Secretary of APS in October 2002.

     Mr. Overbeck was elected to his present position in July 1999. Prior to that time he was Vice President, Nuclear Production of APS (September 1996 to July 1999) and Vice President, Nuclear Support of APS (July 1995 to September
1996).

     Mr. Shultz was elected to his current position in July 1999. Prior to that time he held the position of Director of Government Relations for APS (1988-July
1999).

     Mr. Wheeler was elected to his present position in October 2002. Prior to that time he was Senior Vice President, Transmission, Regulation and Planning of Pinnacle West and APS (June 2001 - October 2002). Prior to that time he was a partner with Snell & Wilmer L.L.P.

                                     PART II

                     ITEM 5. MARKET FOR REGISTRANT'S COMMON
                      STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is publicly held and is traded on the New York and Pacific Stock Exchanges. At the close of business on March 26, 2003, our common stock was held of record by approximately 36,876 shareholders.

     See "Quarterly Stock Prices and Dividends Per Share" in Item 6 for a description of the common stock price ranges on the composite tape, as reported in the Wall Street Journal for 2002 and 2001, and the dividends declared during each of the four quarters for 2002 and 2001.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                    2002            2001            2000           1999            1998
                                                ------------    ------------    ------------   ------------    ------------
OPERATING RESULTS                                        (dollars in thousands, except shares and per share amounts)
Operating revenues:
  Regulated electricity segment                 $  2,013,023    $  2,562,089    $  2,538,752   $  1,915,108    $  1,741,148
  Marketing and trading segment                      325,931         651,230         418,532        154,125         180,145
  Real estate segment                                236,388         168,908         158,365        130,169         124,188
  Other revenues                                      61,937          11,771           3,873            439              --
Income from continuing operations               $    215,153    $    327,367    $    302,332   $    269,772    $    242,892
Discontinued operations (a)                               --              --              --         38,000              --
Extraordinary charge - net of
  income taxes (b)                                        --              --              --       (139,885)             --
Cumulative effect of change in
  accounting-net of income taxes (c) (d)             (65,745)        (15,201)             --             --              --
                                                ------------    ------------    ------------   ------------    ------------
  Net income                                    $    149,408    $    312,166    $    302,332   $    167,887    $    242,892
                                                ============    ============    ============   ============    ============
COMMON STOCK DATA
Book value per share - year-end                 $      29.40    $      29.46    $      28.09   $      26.00    $      25.50
Earnings (loss) per weighted average
  common share outstanding:
  Continuing operations - basic                 $       2.53    $       3.86    $       3.57   $       3.18    $       2.87
  Discontinued operations                                 --              --              --           0.45              --
  Extraordinary charge                                    --              --              --          (1.65)             --
  Cumulative effect of change
    in accounting                                      (0.77)          (0.18)             --             --              --
                                                ------------    ------------    ------------   ------------    ------------
  Net income - basic                            $       1.76    $       3.68    $       3.57   $       1.98    $       2.87
                                                ============    ============    ============   ============    ============
  Continuing operations - diluted               $       2.53    $       3.85    $       3.56   $       3.17    $       2.85
  Net income - diluted                          $       1.76    $       3.68    $       3.56   $       1.97    $       2.85
Dividends declared per share                    $      1.625    $      1.525    $      1.425   $      1.325    $      1.225
Indicated annual dividend rate
  per share - year-end                          $       1.70    $       1.60    $       1.50   $       1.40    $       1.30
Weighted-average common shares
  outstanding - basic                             84,902,946      84,717,649      84,732,544     84,717,135      84,774,218
Weighted-average common shares
  outstanding - diluted                           84,963,921      84,930,140      84,935,282     85,008,527      85,345,946

BALANCE SHEET DATA
Total assets                                    $  8,425,806    $  7,939,399    $  7,122,667   $  6,571,023    $  6,789,975
                                                ============    ============    ============   ============    ============
Liabilities and equity:
Long-term debt less current
  maturities                                    $  2,881,695    $  2,673,078    $  1,955,083   $  2,206,052    $  2,048,961
Other liabilities                                  2,857,958       2,766,998       2,784,870      2,159,238       2,482,422
                                                ------------    ------------    ------------   ------------    ------------
  Total liabilities                                5,739,653       5,440,076       4,739,953      4,365,290       4,531,383
Minority interests:
  Non-redeemable preferred stock of APS                   --              --              --             --          85,840
  Redeemable preferred stock of APS                       --              --              --             --           9,401
Common stock equity                                2,686,153       2,499,323       2,382,714      2,205,733       2,163,351
                                                ------------    ------------    ------------   ------------    ------------
Total liabilities and equity                    $  8,425,806    $  7,939,399    $  7,122,667   $  6,571,023    $  6,789,975
                                                ============    ============    ============   ============    ============

(a) Tax benefit stemming from the resolution of income tax matters related to a former subsidiary MeraBank, A Federal Savings Bank.
(b) Charges associated with a regulatory disallowance. See "Regulatory Accounting" in Note 1.
(c)  Change in accounting standards related to derivatives in 2001. See Note 18.
(d)  Change in accounting standards related to trading activities in 2002. See
     Note 18.

REGULATED ELECTRICITY AND MARKETING AND
TRADING SEGMENTS' REVENUES

                                              2002            2001           2000           1999          1998
                                           -----------    -----------    -----------    -----------   -----------
Regulated electricity segment:                                      (dollars in thousands)
  Retail:
    Residential                            $   906,069    $   914,711    $   880,468    $   805,173   $   766,378
    Business                                   927,773        952,627        935,214        911,449       889,244
                                           -----------    -----------    -----------    -----------   -----------
  Total retail                               1,833,842      1,867,338      1,815,682      1,716,622     1,655,622

  Wholesale revenue on
    delivered electricity:
      Traditional contracts                      8,616         73,305        120,618         60,486        58,184
      Retail load hedge
        management (a)                         122,630        577,784        560,493        108,153            --
  Transmission for others                       29,803         25,971         14,765         11,348        11,058
  Other miscellaneous services                  18,132         17,691         27,194         18,499        16,284
                                           -----------    -----------    -----------    -----------   -----------
Total regulated electricity revenue          2,013,023      2,562,089      2,538,752      1,915,108     1,741,148
                                           -----------    -----------    -----------    -----------   -----------
Marketing and trading segment:
  Delivered marketing and
    trading:
      Generation sales other than
        Native Load (a)                         50,364        148,316        115,476         29,551            --
      Realized margin on
        electricity trading                     47,897         62,067         55,910          8,565         2,157
      Other delivered
        electricity (a)                        207,810        328,972        244,183        112,551       170,796
                                           -----------    -----------    -----------    -----------   -----------
  Total delivered marketing
    and trading                                306,071        539,355        415,569        150,667       172,953
                                           -----------    -----------    -----------    -----------   -----------
  Other marketing and trading:
    Realized margins on
      delivered commodities
      other than electricity                     7,771        (13,646)        (8,789)         2,483         7,192
    Prior period mark-to-
      market gains on
      contracts delivered
      during current period                    (40,072)        (1,059)        (2,079)            --            --
    Change in mark-to-
      market for future
      period deliveries                         52,161        126,580         13,831            975            --
                                           -----------    -----------    -----------    -----------   -----------
  Total other marketing and
    trading                                     19,860        111,875          2,963          3,458         7,192
                                           -----------    -----------    -----------    -----------   -----------
Total marketing and trading revenue            325,931        651,230        418,532        154,125       180,145
                                           -----------    -----------    -----------    -----------   -----------

Total regulated electricity and
  marketing and trading
  segments' revenues                       $ 2,338,954    $ 3,213,319    $ 2,957,284    $ 2,069,233   $ 1,921,293
                                           ===========    ===========    ===========    ===========   ===========

(a) The breakout of retail load hedge management and generation sales other than Native Load is not available for 1998. These amounts are included in other delivered electricity in the marketing and trading segment for 1998.

                                            2002         2001         2000         1999         1998
                                         ----------   ----------   ----------   ----------   ----------
ELECTRIC SALES (MWH)
Regulated electricity segment:
  Retail:
    Residential                          10,443,820   10,334,860    9,780,680    8,774,822    8,310,689
    Business                             12,917,935   13,064,152   12,753,844   12,299,748   12,152,394
                                         ----------   ----------   ----------   ----------   ----------
  Total retail                           23,361,755   23,399,012   22,534,524   21,074,570   20,463,083
  Wholesale electricity
    delivered:
      Traditional contracts                 473,699    1,213,704    1,610,032    1,421,522    1,410,392
      Retail load hedge
        management (a)                    2,641,714    3,039,905    6,673,658      630,945           --
                                         ----------   ----------   ----------   ----------   ----------
Total regulated electricity              26,477,168   27,652,621   30,818,214   23,127,037   21,873,475
                                         ----------   ----------   ----------   ----------   ----------
Delivered marketing and trading:
  Generation sales other than
    Native Load (a)                       1,791,319    1,387,860    1,494,299    1,267,349           --
  Electricity trading                    16,924,509   12,031,055    9,259,054    5,679,023      846,864
  Other delivered electricity (a)         4,138,055    2,581,942    2,960,314    6,694,995    8,060,135
                                         ----------   ----------   ----------   ----------   ----------
Total delivered marketing
  and trading                            22,853,883   16,000,857   13,713,667   13,641,367    8,906,999
                                         ----------   ----------   ----------   ----------   ----------
Total regulated electricity
  and marketing and
  trading sales                          49,331,051   43,653,478   44,531,881   36,768,404   30,780,474
                                         ==========   ==========   ==========   ==========   ==========

ELECTRIC CUSTOMERS -
  AVERAGE
Retail:
  Residential                               801,801      776,339      749,285      719,774      689,871
  Business                                  100,228       98,198       94,128       90,496       87,831
                                         ----------   ----------   ----------   ----------   ----------
Total retail                                902,029      874,537      843,413      810,270      777,702
Wholesale                                        67           66           67           69           60
                                         ----------   ----------   ----------   ----------   ----------
Total average electric customers            902,096      874,603      843,480      810,339      777,762
                                         ==========   ==========   ==========   ==========   ==========

(a) The breakout of retail load hedge management and generation sales other than Native Load is not available for 1998. These amounts are included in other delivered electricity in the marketing and trading segment for 1998.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of certain information in the tables above.

QUARTERLY STOCK PRICES AND DIVIDENDS PER SHARE
STOCK SYMBOL: PNW
                                                                     Dividends
                                                                        Per
   2002                                High       Low       Close      Share
-----------                           ------     ------     ------     ------
1st Quarter                           $45.60     $39.36     $45.35     $0.400
2nd Quarter                            46.68      37.08      39.50      0.400
3rd Quarter                            39.72      25.82      27.76      0.400
4th Quarter                            34.36      21.70      34.09      0.425

                                                                     Dividends
                                                                        Per
   2001                                High       Low       Close      Share
-----------                           ------     ------     ------     ------
1st Quarter                           $47.96     $39.06     $45.87     $0.375
2nd Quarter                            50.70      45.20      47.40      0.375
3rd Quarter                            49.93      37.65      39.70      0.375
4th Quarter                            43.50      38.00      41.85      0.400

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

     In this Item, we explain the results of operations, general financial condition and outlook for Pinnacle West and our subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor and El Dorado, including:

     *    the changes in our earnings from 2001 to 2002 and from 2000 to 2001;

     *    our capital needs, liquidity and capital resources;

     *    our critical accounting policies;

     * our business outlook and major factors that affect our financial outlook; and

     *    our management of market risks.

     Throughout this Item, we refer to specific "Notes" in the Notes to Consolidated Financial Statements in Item 8 of this report. These Notes add further details to the discussion.

                                BUSINESS OVERVIEW

     The Company owns all of the outstanding common stock of APS. APS is an electric utility that provides either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of the Tucson metropolitan area and about one-half of the Phoenix metropolitan area. Electricity is delivered through a distribution system owned by APS. APS also generates, sells and delivers electricity to wholesale customers in the western United States. The marketing and trading division sells, in the wholesale market, APS and Pinnacle West Energy generation output that is not needed for APS' Native Load, which includes loads for retail customers and traditional cost-of-service wholesale customers. APS does not distribute any products.

     Our other major subsidiaries are:

     * Pinnacle West Energy, through which we conduct our competitive electricity generation operations;

     * APS Energy Services, which provides competitive commodity-related energy services (such as direct access commodity contracts, energy procurement and energy supply consultation) and energy-related products and services (such as energy master planning, energy use consultation and facility audits, cogeneration analysis and installation and project management) to commercial, industrial and institutional retail customers in the western United States;

     * SunCor, a developer of residential, commercial and industrial real estate projects in Arizona, New Mexico and Utah; and

     * El Dorado, which owns a majority interest in NAC (specializing in spent nuclear fuel technology) and holds miscellaneous small investments, including interests in Arizona community-based ventures.

             SUMMARY OF KEY FACTORS AFFECTING OUR FINANCIAL OUTLOOK

     We believe the following are among the key factors affecting our financial outlook:

     *    The following ACC regulatory matters:

          * APS' $500 million financing application, which the ACC approved on March 27, 2003;

          * the implementation of the ACC-mandated process by which APS must competitively procure energy; and

          *    APS' general rate case to be filed in 2003.

     *    Wholesale power market conditions in the western United States.

We discuss each of these, and other factors in detail below in the section entitled "Factors Affecting Our Financial Outlook."

            EARNINGS CONTRIBUTIONS BY SUBSIDIARY AND BUSINESS SEGMENT

     We have three principal business segments (determined by products, services and the regulatory environment):

     * Our regulated electricity segment, which consists of regulated traditional retail and wholesale electricity businesses and related activities and includes electricity transmission, distribution and generation;

     * our marketing and trading segment, which consists of our competitive energy business activities, including wholesale marketing and trading and APS Energy Services' commodity-related energy services; and

     * our real estate segment, which consists of SunCor's real estate development and investment activities.

     The following tables summarize net income and segment details for the years ended December 31, 2002, 2001 and 2000 for Pinnacle West and each of our subsidiaries (dollars in millions):

                                                      REGULATED    MARKETING AND
                                         TOTAL       ELECTRICITY      TRADING      REAL ESTATE    OTHER (a)
                                       ---------     -----------   -------------   -----------    ---------
2002
----
APS (b)                                $     199      $     198      $       1      $      --     $      --
Pinnacle West Energy (b)                     (19)           (21)             2             --            --
APS Energy Services (c)                       28             --             23             --             5
SunCor                                        19             --             --             19            --
El Dorado (principally NAC) (c)              (55)            --             --             --           (55)
Parent company (c)                            43             (7)            32             --            18
                                       ---------      ---------      ---------      ---------     ---------
  Income (loss) before
    accounting change                        215            170             58             19           (32)
Cumulative effect of change in
  accounting - net of income
  taxes (d)                                  (66)            --            (66)            --            --
                                       ---------      ---------      ---------      ---------     ---------
Net income (loss)                      $     149      $     170      $      (8)     $      19     $     (32)
                                       =========      =========      =========      =========     =========

                                                      REGULATED    MARKETING AND
                                         TOTAL       ELECTRICITY      TRADING      REAL ESTATE      OTHER
                                       ---------     -----------   -------------   -----------    ---------
2001
----
APS (b)                                $     281      $     139      $     142      $      --     $      --
Pinnacle West Energy (b)                      18             18             --             --            --
APS Energy Services (c)                      (10)            --            (11)            --             1
SunCor                                         3             --             --              3            --
El Dorado                                     --             --             --             --            --
Parent company                                35             (5)            40             --            --
                                       ---------      ---------      ---------      ---------     ---------
  Income before
    accounting change                        327            152            171              3             1
Cumulative effect of change in
  accounting - net of income
  taxes (e)                                  (15)           (15)            --             --            --
                                       ---------      ---------      ---------      ---------     ---------
Net income                             $     312      $     137      $     171      $       3     $       1
                                       =========      =========      =========      =========     =========

                                                      REGULATED    MARKETING AND
                                         TOTAL       ELECTRICITY      TRADING      REAL ESTATE      OTHER
                                       ---------     -----------   -------------   -----------    ---------
2000
----
APS                                    $     307      $     228      $      79      $      --     $      --
Pinnacle West Energy                          (2)            (2)            --             --            --
APS Energy Services (c)                      (13)            --            (16)            --             3
SunCor                                        11             --             --             11            --
El Dorado                                      2             --             --             --             2
Parent company                                (3)            (5)             2             --            --
                                       ---------      ---------      ---------      ---------     ---------
Net income                             $     302      $     221      $      65      $      11     $       5
                                       =========      =========      =========      =========     =========

     (a) Primarily includes activities related to El Dorado, principally NAC. See Note 22.

     (b) Consistent with APS' October 2001 ACC filing, APS entered into agreements with its affiliates to buy power. The agreements reflected a price based on the fully-dispatchable dedication of the Pinnacle West Energy generating assets to APS' Native Load customers. In 2002, Pinnacle West Energy recorded a $49 million pretax write-off related to the cancellation of Redhawk Units 3 and 4.

     (c) APS Energy Services' and El Dorado's net income is primarily reported before income taxes. The income tax expense or benefit for these subsidiaries is recorded at the parent company.

     (d) We recorded a $66 million after-tax charge in 2002 for the cumulative effect of a change in accounting for trading activities, for the early adoption of EITF 02-3," Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," as of October 1, 2002. See
          Note 18.

     (e) APS recorded a $15 million after-tax charge in 2001 for the cumulative effect of a change in accounting for derivatives related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Note 18.

     See Note 17 for additional financial information regarding our business segments.

                              RESULTS OF OPERATIONS

GENERAL

     Throughout the following explanations of our results of operations, we refer to "gross margin." With respect to our regulated electricity segment and marketing and trading segment, gross margin refers to electric operating revenues less purchased power and fuel costs. Our real estate segment gross margin refers to real estate revenues less real estate operations costs of SunCor. Other gross margin refers to other operating revenues less other operating expenses, which includes El Dorado's investment in NAC, which we began consolidating in our financial statements in July 2002 (see Note 22). Other gross margin also includes amounts related to APS Energy Services' energy consulting services.

2002 COMPARED WITH 2001

     Our consolidated net income for the year ended December 31, 2002 was $149 million compared with $312 million for the prior year. We recognized a $66 million after-tax charge in 2002 for the cumulative effect of a change in accounting for trading activities for the early adoption of EITF 02-3 on October 1, 2002 (see Note 18). In 2001, we recognized a $15 million after-tax charge for the cumulative effect of a change in accounting for derivatives, as required by SFAS No. 133 (see Note 18).

     Our income before accounting change for the year ended December 31, 2002 was $215 million compared with $327 million for the prior year. The period-to-period comparison was lower due to:

     * lower earnings contributions from our marketing and trading activities, reflecting lower liquidity and lower price volatility in the wholesale power markets in the western United States;

     *    pretax losses of $59 million related to our investment in NAC;

     * a $49 million pretax write-off related to the cancellation of Redhawk Units 3 and 4, of which $47 million was recorded in operations and maintenance expense and $2 million was recorded in capitalized interest; and

     * severance costs of approximately $36 million pretax recorded in the second half of 2002 relating to a voluntary workforce reduction.

     The above decreases were partially offset by:

     * increased earnings contributions from our regulated electricity activities, reflecting lower replacement power costs for power plant outages, retail customer growth and higher average usage per customer, partially offset by the effects of milder weather, retail electricity price decreases and higher costs for purchased power and gas due to higher hedged gas and power prices; and

     * increased earnings contributions from real estate operations, primarily as a result of increased sales activities.

     For additional details, see the following discussion.

     The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                                  Increase
                                                                                 (Decrease)
                                                                                 ----------
Regulated electricity segment gross margin:
  Lower replacement power costs for plant outages due to lower
    market prices and fewer unplanned outages                                     $    127
  Increased purchased power and fuel costs due to higher hedged gas and power prices, partially offset by improved hedge management,
    net of mark-to-market reversals                                                     (9)
  Higher retail sales volumes due to customer growth and higher
    average usage, excluding weather effects                                            38
  2001 charges related to purchased power contracts with Enron
    and its affiliates                                                                  13
  Retail price reductions effective July 1, 2001 and July 1, 2002                      (28)
  Effects of milder weather on retail sales                                            (27)
  Miscellaneous factors, net                                                            (2)
                                                                                  --------
        Net increase in regulated electricity segment gross margin                     112
                                                                                  --------
Marketing and trading segment gross margin:
  Decrease in generation sales other than Native Load due to lower
    market prices partially offset by higher sales volumes                             (66)
  Lower realized wholesale margins net of related mark-to-market
    reversals due to lower prices and volumes                                          (91)
  Higher competitive retail sales in California by APS Energy Services                  32
  2001 write-off of prior period mark-to-market value related to trading
    with Enron and its affiliates                                                        8
  Lower mark-to-market reversals due to the adoption of EITF 02-3                        8
  Lower mark-to-market gains for future delivery due to lower market
    liquidity and lower price volatility                                               (76)
                                                                                  --------
        Net decrease in marketing and trading segment gross margin                    (185)
                                                                                  --------
Net decrease in regulated electricity and marketing and trading segments'
  gross margins                                                                        (73)
Higher real estate segment gross margin primarily due to increased sales
  activities                                                                            16
Lower other gross margin primarily related to NAC losses                               (44)
Higher operations and maintenance expense related to a $47 million write-off of Redhawk Units 3 and 4 and 2002 severance costs of approximately $36 million, partially offset by lower generation
  reliability costs                                                                    (54)
Higher taxes other than income taxes                                                    (7)
Lower other income primarily due to a 2001 insurance recovery of
  environmental remediation costs                                                      (11)
Higher net interest expense primarily due to higher debt balances and lower
  capitalized interest                                                                 (16)
Miscellaneous factors, net                                                               2
                                                                                  --------
        Net decrease in income before income taxes                                    (187)
Lower income taxes primarily due to lower income                                        75
                                                                                  --------
        Net decrease in income before accounting change                           $   (112)
                                                                                  ========

     REGULATED ELECTRICITY SEGMENT GROSS MARGIN

     Regulated electricity segment revenues related to our regulated retail and wholesale electricity businesses were $549 million lower in the year ended December 31, 2002, compared with the prior year as a result of:

     * decreased revenues related to traditional wholesale sales as a result of lower sales volumes and lower prices ($64 million);
     * decreased revenues related to retail load hedge management wholesale sales, primarily as a result of lower prices and lower sales volumes ($455 million);
     *    decreased retail revenues related to milder weather ($60 million);
     * increased retail revenues related to customer growth and higher average usage, excluding weather effects ($69 million);
     * decreased retail revenues related to reductions in retail electricity prices ($28 million); and
     *    other miscellaneous factors ($11 million net decrease).

     Regulated electricity segment purchased power and fuel costs were $661 million lower in the year ended December 31, 2002, compared with the prior year as a result of:

     * decreased costs related to traditional wholesale sales as a result of lower sales volumes and lower prices ($64 million);
     * decreased costs related to retail load hedge management wholesale sales, primarily as a result of lower prices and lower sales volumes ($460 million);
     * increased costs related to higher prices for hedged natural gas and purchased power, net of mark-to-market reversals ($14 million);
     * decreased costs related to the effects of milder weather on retail sales ($33 million);
     * increased costs related to retail sales growth, excluding weather effects ($31 million);
     * charges in 2001 related to purchased power contracts with Enron and its affiliates ($13 million net decrease);
     * decreased replacement power costs for power plant outages due to lower market prices and fewer unplanned outages ($127 million); and
     *    miscellaneous factors ($9 million net decrease).

     MARKETING AND TRADING SEGMENT GROSS MARGIN

     Marketing and trading segment revenues were $325 million lower in the year ended December 31, 2002, compared with the prior year as a result of:

     * decreased revenues from generation sales other than Native Load primarily due to lower market prices partially offset by higher sales volumes ($98 million);
     * lower realized wholesale revenues net of related mark-to-market reversals primarily due to lower prices partially offset by higher volumes ($273 million);
     * increased revenues from higher competitive retail sales in California by APS Energy Services ($105 million);
     * 2001 write-off of prior period mark-to-market value related to trading with Enron and its affiliates ($8 million increase);
     *    higher revenues related to the adoption of EITF 02-3 ($8 million); and

     * lower mark-to-market gains for future delivery primarily as a result of lower market liquidity and lower price volatility, resulting in lower volumes ($75 million).

     Marketing and trading segment purchased power and fuel costs were $140 million lower in the year ended December 31, 2002, compared to the prior year as a result of:

     * decreased fuel costs related to generation sales other than Native Load primarily because of lower natural gas prices partially offset by higher sales volumes ($32 million);
     * decreased purchased power costs related to other realized marketing activities in the current period primarily due to lower prices partially offset by higher volumes ($182 million);
     * increased purchased power costs related to higher competitive retail sales in California by APS Energy Services ($73 million); and
     * change in mark-to-market fuel costs for future delivery ($1 million increase).

     OTHER INCOME STATEMENT ITEMS

     The increase in real estate segment gross margin of $16 million was primarily due to increased sales activities.

     The decrease in other gross margin of $44 million was primarily due to losses on El Dorado's investment in NAC (see further discussion in Note 22). These losses for 2002 totaled approximately $59 million on a pretax basis and were primarily related to NAC contracts with two customers ($51 million was recorded in other gross margin and $8 million was recorded in other expense). We believe we have reserved our exposure with respect to these contracts in all material respects and, as a result, we consider these charges to be non-recurring.

     The increase in operations and maintenance expense of $54 million was due to a $47 million write-off related to the cancellation of Redhawk Units 3 and 4, severance costs of $36 million related to a 2002 voluntary workforce reduction and other costs of $9 million, partially offset by lower costs related to generation reliability, plant outages and maintenance costs of $38 million.

     The increase in taxes other than income taxes of $7 million is primarily due to increased property taxes on higher property balances.

     Other income decreased $11 million primarily due to an insurance recovery recorded in 2001 related to environmental remediation costs and other costs (see
Note 19).

     Other expense was comparable with the prior year primarily due to losses recorded related to El Dorado's investment in NAC of approximately $8 million (see further discussion in Note 22), offset by $8 million of lower miscellaneous non-operating costs (see Note 19).

     Net interest expense increased $16 million primarily because of higher debt balances related to our generation construction program and lower capitalized interest on our generation construction program due to completion of Redhawk Units 1 and 2 in mid-2002.

2001 COMPARED WITH 2000

     Our consolidated net income for the year ended December 31, 2001 was $312 million compared with $302 million for the prior year. In 2001, we recognized a $15 million after-tax charge for the cumulative effect of a change in accounting for derivatives, as required by SFAS No. 133 (see Note 18).

     Our income before accounting change for the year ended December 31, 2001 was $327 million compared with $302 million for the prior year. The period-to-period comparison benefited from:

     * strong marketing and trading results, including significant benefits recognized in the third quarter of 2001 from structured trading activities; and

     *    retail customer growth.

     The above increases were partially offset by:

     * lower earnings contributions from our regulated electricity activities, reflecting higher purchased power and fuel costs, due in part to increased power plant maintenance, generation reliability measures and continuing retail electricity price decreases; and

     *    2001 charges related to Enron and its affiliates.

     For additional details, see the following discussion.

     The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                                   Increase
                                                                                  (Decrease)
                                                                                  ----------
Regulated electricity segment gross margin:
  Higher replacement power costs for plant outages related to higher
    market prices                                                                  $    (70)
  Retail price reductions effective July 1, 2001 and July 1, 2000                       (27)
  Charges related to purchased power contracts with Enron and its affiliates            (13)(a)
  Higher retail sales primarily related to customer growth                               35
  Miscellaneous revenues                                                                  3
                                                                                   --------
        Net decrease in regulated electricity segment gross margin                      (72)
                                                                                   --------
Marketing and trading segment gross margin:
  Increase from generation sales other than Native Load due to higher
    market prices                                                                        25
  Higher realized wholesale margin net of related mark-to-market reversals               61
  Change in prior period mark-to-market value related to
    trading with Enron and its affiliates                                                (8)(a)
  Increase in mark-to-market value related to future periods                            113
                                                                                   --------
        Net increase in marketing and trading segment gross margin                      191
                                                                                   --------
Net increase in regulated electricity and marketing and trading segments'
  gross margins                                                                         119
Decrease in real estate segment contributions                                            (8)
Higher operations and maintenance expense related to 2001 generation
  reliability program                                                                   (42)
Higher operations and maintenance expense related primarily to employee
  benefits, plant outage and maintenance and other costs                                (38)
Lower net interest expense primarily due to higher capitalized interest                  17
Higher other net expense                                                                 (4)
                                                                                   --------
  Net increase in income before income taxes                                             44
Higher income taxes primarily due to higher income                                      (19)
                                                                                   --------
  Net increase in income before accounting change                                  $     25
                                                                                   ========

     (a) We recorded charges totaling $21 million before income taxes for exposure to Enron and its affiliates in the fourth quarter of 2001.

     REGULATED ELECTRICITY SEGMENT GROSS MARGIN

     Regulated electricity segment revenues related to our regulated retail and wholesale electricity businesses were $23 million higher in the year ended December 31, 2001 compared to the prior year as a result of:

     * decreased revenues related to other wholesale sales and miscellaneous revenues as a result of lower sales volumes ($28 million);

     * increased retail revenues primarily related to higher sales volumes primarily due to customer growth ($78 million); and
     * decreased retail revenues related to reductions in retail electricity prices ($27 million).

     Regulated electricity segment purchased power and fuel costs were $95 million higher in the year ended December 31, 2001 compared to the prior year as a result of:

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

     MARKETING AND TRADING SEGMENT GROSS MARGIN

     Marketing and trading segment revenues were $233 million higher in the year ended December 31, 2001 compared with the prior year as a result of:

     * increased revenues related to generation sales other than Native Load as a result of higher average market prices ($32 million);
     * increased realized wholesale revenues net of related mark-to-market reversals primarily due to more transactions ($96 million);
     * decreased prior period mark-to-market value related to trading with Enron and its affiliates ($8 million); and
     * increased mark-to-market value for future periods primarily as a result of more forward sales volumes ($113 million).

     Marketing and trading segment purchased power and fuel costs were $42 million higher in the year ended December 31, 2001 compared to the prior year as a result of:

     * increased fuel costs related to generation sales other than Native Load as a result of higher fuel prices ($7 million); and
     * increased purchased power and fuel costs net of related mark-to-market reversals primarily due to more transactions ($35 million).

     OTHER INCOME STATEMENT ITEMS

     The decrease in real estate segment profits of $8 million resulted primarily from reduced sales of land and homes by SunCor.

     The increase in operations and maintenance expenses of $80 million primarily related to the 2001 generation summer reliability program (the addition of generating capability to enhance reliability for the summer of 2001 ($42 million)) and increased employee benefit costs, plant outage and maintenance and other costs ($38 million). The comparison reflects Pinnacle West's $10 million provision for our credit exposure related to the California energy situation, $5 million of which was recorded in the fourth quarter of 2000 and $5 million of which was recorded in the first quarter of 2001.

     Net other expense increased $4 million primarily because of a change in the market value of El Dorado's investment in a technology-related venture capital partnership in 2000 and other nonoperating costs partially offset by an insurance recovery of environmental remediation costs (see Note 19).

     Interest expense decreased by $17 million primarily because of increased capitalized interest resulting from our generation construction plan partially offset with higher interest expense due to higher debt balances.

     See "Regulatory Matters - 1999 Settlement Agreement" in Note 3 for a discussion of the 1999 Settlement Agreement under which, among other things, APS agreed to five annual retail electricity price reductions of 1.5%, with the last decrease to take effect July 1, 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

CAPITAL NEEDS AND RESOURCES

     CAPITAL EXPENDITURE REQUIREMENTS

     The following table summarizes the actual capital expenditures for the year ended December 31, 2002 and estimated capital expenditures for the next three years.

                              CAPITAL EXPENDITURES
                              (dollars in millions)

                                             Actual             Estimated
                                             ------     ------------------------
                                              2002      2003      2004      2005
                                              ----      ----      ----      ----
APS
  Delivery                                    $369      $273      $275      $329
  Generation (a)                               132       123        99       164
  Other (e)                                     --         5         5         5
                                              ----      ----      ----      ----
     Subtotal                                  501       401       379       498
Pinnacle West Energy (a) (b)                   374       268        31        20
SunCor (c)                                      72        64        23        20
Other (d)                                       37        17        13        14
                                              ----      ----      ----      ----
     Total                                    $984      $750      $446      $552
                                              ====      ====      ====      ====

(a) As discussed below under "Factors Affecting Our Financial Outlook," as part of its 2003 general rate case, APS intends to seek rate base treatment of certain power plants in Arizona currently owned by Pinnacle West Energy (specifically, Redhawk Units 1 and 2, West Phoenix Units 4 and 5 and Saguaro Unit 3).

(b) See Note 11 for further discussion of Pinnacle West Energy's generation construction program and "Capital Resources and Cash Requirements - Pinnacle West Energy" below. These amounts do not include an expected reimbursement in 2004 by SNWA of about $100 million, assuming SNWA exercises its option to purchase a 25% interest in the Silverhawk project at that time.
(c) Consists primarily of capital expenditures for land development and retail and office building construction reflected in the "Change in real estate investments" in the Consolidated Statements of Cash Flows.
(d)  Primarily related to the parent company and APS Energy Services.
(e) The other amounts relate to capital expenditures for our marketing and trading segment. These costs were in the parent company for 2002.

     Delivery capital expenditures are comprised of T&D infrastructure additions and upgrades, capital replacements, new customer construction and related information systems and facility costs. Examples of the types of projects included in the forecast include T&D lines and substations, line extensions to new residential and commercial developments and upgrades to customer information systems. In addition, APS began several major transmission projects in 2001. These projects are periodic in nature and are driven by strong regional customer growth. APS expects to spend about $105 million on major transmission projects during the 2003 to 2005 time frame, and these amounts are included in "APS-Delivery" in the table above.

     Generation capital expenditures are comprised of various improvements for APS' existing fossil and nuclear plants and the replacement of Palo Verde steam generators. Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment such as turbines, boilers and environmental equipment. Generation also contains nuclear fuel expenditures of approximately $30 million annually for 2003 to 2005.

     Replacement of the steam generators in Palo Verde Unit 2 is presently scheduled for completion during the fall outage of 2003. The Palo Verde owners have approved the manufacture of two additional sets of steam generators. We expect that these generators will be installed in Units 1 and 3 in the 2005 to 2008 time frame. Our portion of steam generator expenditures for Units 1, 2 and 3 is approximately $145 million, which will be spent from 2003 through 2008. In 2003 through 2005, $94 million of the costs are included in the generation capital expenditures table above and would be funded with internally-generated cash or external financings.

     CONTRACTUAL OBLIGATIONS

     The following table summarizes actual contractual requirements for the year ended December 31, 2002 and estimated contractual commitments for the next five years and thereafter (dollars in millions):

                                           Actual                       Estimated
                                           ------   ---------------------------------------------------
                                                                                                 There-
                                            2002     2003     2004     2005     2006     2007    after
                                           ------   ------   ------   ------   ------   ------   ------
Long-term debt payments:
  APS                                      $  337   $   --   $  205   $  400   $   84   $   --   $1,518
  Pinnacle West                                --      275      215       --      300       --       --
  SunCor                                        3       --      126       --        3       --       15
  El Dorado                                    13        1        1        1       --       --       --
                                           ------   ------   ------   ------   ------   ------   ------
Total long-term debt payments                 353      276      547      401      387       --    1,533
Capital lease payments                          1        5        5        4        3        3        6
Operating lease payments                       69       70       66       64       63       63      478
Purchase power and fuel commitments           338      173       82       28       31       17      162
                                           ------   ------   ------   ------   ------   ------   ------
Total contractual commitments              $  761   $  524   $  700   $  497   $  484   $   83   $2,179
                                           ======   ======   ======   ======   ======   ======   ======

     OFF-BALANCE SHEET ARRANGEMENTS

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires that we consolidate a VIE if we have a majority of the risk of loss from the VIE's activities or we are entitled to receive a majority of the VIE's residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 is effective immediately for any VIE created after January 31, 2003 and is effective July 1, 2003 for VIEs created before February 1, 2003.

     In 1986, APS entered into agreements with three separate SPE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. See Note 9 for further information about the sale-leaseback transactions. Based on our preliminary assessment of FIN No. 46, we do not believe we will be required to consolidate the Palo Verde SPEs. However, we continue to evaluate the requirements of the new guidance to determine what impact, if any, it will have on our financial statements.

     APS is also exposed to losses under the Palo Verde sale-leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of December 31, 2002, APS would have been required to assume approximately $285 million of debt and pay the equity participants approximately $200 million.

     GUARANTEES

     We and certain of our subsidiaries have issued guarantees in support of our unregulated businesses. We have also obtained surety bonds on behalf of APS

Energy Services. We have not recorded any liability on our Consolidated Balance Sheets with respect to these obligations. See Note 23 for additional information regarding guarantees.

     CREDIT RATINGS

     The ratings of securities of Pinnacle West and APS as of March 28, 2003 are shown below and are considered to be "investment-grade" ratings. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West's or APS' securities and serve to increase those companies' cost of and access to capital.

                             Moody's      Standard & Poor's       Fitch
                             -------      -----------------       -----
PINNACLE WEST
  Senior unsecured            Baa2               BBB-              BBB
  Commercial paper            P-2                A-2               F-2

APS
  Senior secured              A3                 A-                A-
  Senior unsecured            Baa1               BBB               BBB+
  Secured lease
    obligation bonds          Baa2               BBB               BBB
  Commercial paper            P-2                A-2               F-2

     On November 4, 2002, Standard & Poor's affirmed the APS debt ratings in the above chart, but lowered Pinnacle West's senior unsecured debt rating from BBB to BBB- "because of the structural subordination of this debt as compared to the unsecured debt at APS." On that same date, Standard & Poor's lowered APS' corporate credit rating from BBB+ to BBB and affirmed the BBB corporate credit rating of Pinnacle West. Standard & Poor's assigned a stable outlook to the ratings. All of Pinnacle West's and APS' credit ratings remain investment grade. In December 2002, Fitch placed certain of our debt and that of APS on Ratings Watch Negative. The ratings watch affects our senior unsecured debt and commercial paper ratings. It also affects all of APS' debt ratings, with the exception of its commercial paper rating.

     On December 31, 2002, Moody's affirmed the ratings set forth above.

     DEBT PROVISIONS

     Pinnacle West's and APS' significant debt covenants related to their respective financing arrangements include a debt-to-total-capitalization ratio and an interest coverage test. Pinnacle West and APS are in compliance with such covenants and each anticipates it will continue to meet all the significant covenant requirement levels. The ratio of debt to total capitalization cannot exceed 65% for both the Company and APS. At December 31, 2002, the ratios are approximately 54% and 48% for the parent company and APS, respectively. The provisions regarding interest coverage require a minimum cash coverage of two times the interest requirements for both the Company and APS. The coverages are approximately 4 times for the parent company, 5 times for the APS bank agreements and 15 times for the APS mortgage indenture. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.

     Neither Pinnacle West's nor APS' financing agreements contain "ratings triggers" that would result in an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a ratings downgrade, Pinnacle West and/or APS may be subject to increased interest costs under certain financing agreements.

     All of Pinnacle West's bank agreements contain "cross-default" provisions that would result in defaults and the potential acceleration of payment under these loan agreements if Pinnacle West or APS were to default under other agreements. All of APS' bank agreements contain cross-default provisions that would result in defaults and the potential acceleration of payment under these bank agreements if APS were to default under other agreements. Pinnacle West's and APS' credit agreements generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in our financial condition or financial prospects.

     PINNACLE WEST (PARENT COMPANY)

     Our primary cash needs are for dividends to our shareholders; equity infusions into our subsidiaries, primarily Pinnacle West Energy; and interest payments and optional and mandatory repayments of principal on our long-term debt (see the table above for our contractual requirements, including our debt repayment obligations, but excluding optional repayments). On October 23, 2002, our board of directors increased the common stock dividend to an indicated annual rate of $1.70 per share from $1.60 per share, effective with the December 1, 2002 dividend payment. The level of our common dividends and future dividend growth will be dependent on a number of factors including, but not limited to, payout ratio trends, free cash flow and financial market conditions.

     Our primary sources of cash are dividends from APS, external financings and cash distributions from our other subsidiaries, primarily SunCor. For the years 2000 through 2002, total dividends from APS were $510 million and total distributions from SunCor were $33 million. For the year ended December 31, 2002, dividends from APS were approximately $170 million and distributions from SunCor were approximately $13 million. We expect SunCor to make cash distributions to the parent company of $80 million to $100 million annually in 2003 through 2005 due to anticipated accelerated asset sales activity.

     On December 23, 2002, we issued 6,555,000 shares of common stock, no par value, which resulted in net proceeds of $199 million. See Note 7.

     We have financed Pinnacle West Energy's generation construction program premised upon Pinnacle West Energy's receipt of APS' generation assets by the end of 2002. On November 22, 2002, the ACC approved APS' request (Interim Financing Application) to permit APS to (a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit in the amount of $125 million, or (b) guarantee $125 million of Pinnacle West's short-term debt, subject to certain conditions. As of December 31, 2002, there were no borrowings outstanding under this financing arrangement. On March 27, 2003, the ACC authorized APS to lend up to $500 million to Pinnacle West Energy, guarantee up to $500 million of Pinnacle West Energy debt, or a combination of both, not to exceed $500 million in the aggregate. See "Factors Affecting our Financial Outlook - Regulatory Matters" and "ACC Applications" in Note 3 for additional information.

     In 2002, the parent company issued $215 million in long-term debt and had no repayments of long-term debt (see Note 6).

     The parent company's outstanding long and short-term debt was approximately $887 million at December 31, 2002. At December 31, 2002, our commitments totaled $475 million, which were available to support the issuance of commercial paper or to be used as bank borrowings. At December 31, 2002, we had about $24 million of commercial paper outstanding and $72 million of short-term borrowings. Our long-term debt including current maturities totaled $791 million at December 31, 2002.

     In mid-2003, we will need to refinance approximately $475 million of parent company indebtedness, including a total of $225 million we expect to borrow under an existing credit facility. We expect that this indebtedness will be repaid through funds borrowed by Pinnacle West Energy from APS under the $500 million financing arrangement recently approved by the ACC.

     As part of a multi-employer pension plan sponsored by Pinnacle West, we contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of the fund assets and our pension obligation. We elected to contribute cash to our pension plan in each of the last five years; our minimum required contributions during each of those years was zero. Specifically, we contributed $27 million for 2002, $24 million for 2001, $44 million for 2000, $25 million for 1999 and $14 million for 1998. APS and other subsidiaries fund their share of the pension contribution, of which APS represents approximately 90% of the total funding amounts described above. The assets in the plan are mostly domestic common stocks, bonds and real estate. We currently forecast a pension contribution in 2003 of approximately $50 million, all or part of which may be required. If the fund performance continues to decline as a result of a continued decline in equity markets, larger contributions may be required in future years.

     As a result of a change in IRS guidance, we claimed a tax deduction related to an APS tax accounting method change on the 2001 federal consolidated income tax return. The accelerated deduction has resulted in a $200 million reduction in the current income tax liability. In 2002, we received an income tax refund of approximately $115 million related to our 2001 federal consolidated income tax return.

     APS

     APS' capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt. See "Factors Affecting Our Financial Outlook - Regulatory Matters" below and Note 3 for discussion of the $500 million financing arrangement between APS and Pinnacle West Energy recently approved by the ACC. See "Pinnacle West (Parent Company)" above and Note 3 for discussion of a $125 million financing arrangement between APS and Pinnacle West.

     APS pays for its capital requirements with cash from operations and, to the extent necessary, external financings. APS has historically paid for its dividends to Pinnacle West with cash from operations.

     In 2002, APS issued $375 million in long-term debt, refinanced $90 million in long-term debt and redeemed approximately $247 million in long-term debt (see
Note 6). On April 7, 2003, APS will redeem $33 million of its first mortgage bonds.

     APS' outstanding debt was approximately $2.2 billion at December 31, 2002. At December 31, 2002, APS had credit commitments from various banks totaling about $250 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. At December 31, 2002, APS had no outstanding commercial paper or bank borrowings.

     Although provisions in APS' first mortgage bond indenture, articles of incorporation and ACC financing orders establish maximum amounts of additional first mortgage bonds, debt and preferred stock that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

     PINNACLE WEST ENERGY

     The costs of Pinnacle West Energy's construction of generating capacity from 2000 through 2004 are expected to be about $1.4 billion. This does not reflect an expected reimbursement in 2004 by SNWA of about $100 million of Pinnacle West Energy's cumulative capital expenditures in the Silverhawk project, assuming SNWA exercises its option to purchase a 25% interest in the project. Pinnacle West Energy is currently funding its capital requirements through capital infusions from Pinnacle West, which finances those infusions through debt and equity financings and internally-generated cash. See the capital expenditures table above for actual capital expenditures in 2002 and projected capital expenditures for the next three years.

     See "Factors Affecting Our Financial Outlook - Regulatory Matters" below and Note 3 for discussion of the $500 million.

     OTHER SUBSIDIARIES

     During the past three years, SunCor funded its cash requirements with cash from operations and its own external financings. SunCor's capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the capital expenditures table above for actual capital expenditures in 2002 and projected capital expenditures for the next three years. SunCor expects to fund its capital requirements with cash from operations and external financings.

     In 2002, SunCor issued $50 million in long-term debt, and redeemed, refinanced or repaid $53 million in long-term debt (see Note 6).

     SunCor's outstanding long and short-term debt was approximately $153 million as of December 31, 2002. As of December 31, 2002, SunCor had a $140 million line of credit, under which $126 million of borrowings were outstanding. SunCor's short-term debt was $6 million and other long-term debt, including current maturities, totaled $21 million at December 31, 2002.

     We expect SunCor to make cash distributions to the parent company of $80 to $100 million annually in 2003 through 2005 due to anticipated accelerated asset sales activity.

     El Dorado funded its cash requirements during the past three years, primarily for NAC in 2002, with cash infused by the parent company and with cash from operations. El Dorado expects minimal capital requirements over the next three years and intends to focus on prudently realizing the value of its existing investments. El Dorado's long-term debt was approximately $3 million at December 31, 2002 and it had no long-term debt outstanding at December 31, 2001. El Dorado's long-term debt increased primarily due to its consolidation of NAC for financial reporting purposes (see Notes 6 and 22).

     APS Energy Services' cash requirements during the past three years were funded with cash infusions from the parent company. APS Energy Services' capital expenditures and other cash requirements are increasingly funded by operations, with some funding from cash infused by Pinnacle West. See the capital expenditures table above regarding APS Energy Services' actual capital expenditures for 2002 and projected capital expenditures for the next three years.

                          CRITICAL ACCOUNTING POLICIES

     In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. We consider the following accounting policies to be our most critical because of the uncertainties, judgments and complexities of the underlying accounting standards and operations involved.

     * Regulatory Accounting - Regulatory accounting allows for the actions of regulators, such as the ACC and the FERC, to be reflected in the financial statements. Their actions may cause us to capitalize costs that would otherwise be included as an expense in the current period by unregulated companies.

     * Pensions and Other Postretirement Benefit Accounting - Changes in our actuarial assumptions used in calculating our pension and other postretirement benefit liability and expense can have a significant impact on our earnings and financial position. The most relevant actuarial assumptions are the discount rate used to measure our liability and the expected long-term rate of return on plan assets used to estimate earnings on invested funds over the long-term.

     * Derivative Accounting - Derivative accounting requires evaluation of rules that are complex and subject to varying interpretations. Our evaluation of these rules, as they apply to our contracts, will determine whether we use accrual accounting or fair value (mark-to-market) accounting. Mark-to-market accounting requires that changes in fair value be recorded in earnings or, if certain hedge accounting criteria are met, in other comprehensive income.

     * Mark-to-Market Accounting - The market value of our derivative contracts is not always readily determinable. In some cases, we use models and other valuation techniques to determine fair value. The use of these models and valuation techniques sometimes requires subjective and complex judgment. Actual results could differ from the results estimated through application of these methods. Our marketing and trading portfolio consists of structured activities hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

     See the discussion below for further details on our critical accounting policies.

REGULATORY ACCOUNTING

     For our regulated operations, we prepare our financial statements in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. As a result, we capitalize certain costs that would be included as expense in the current period by unregulated companies. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections of costs not likely to be incurred.

     We are required to discontinue applying SFAS No. 71 when deregulatory legislation is passed or a rate order is issued that contains sufficient detail to determine its effect on the portion of the business being deregulated. In 1999, we discontinued the application of SFAS No. 71 for APS' generation operations due to the 1999 Settlement Agreement with the ACC. See Note 3 for a discussion of the 1999 Settlement Agreement.

     In 2002, the ACC directed APS not to transfer its generation assets, as previously required by the 1999 Settlement Agreement (see "Track A Order" in
Note 3). Accordingly, we now consider APS generation to be cost-based, rate-regulated and subject to the requirements of SFAS No. 71. The impact of this change was immaterial to our consolidated financial statements.

     Management continually assesses whether our regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes and recent rate orders to other regulated entities in the same jurisdiction. This determination reflects the current political and regulatory climate in the state and is subject to change in the future. If future recovery of costs ceases to be probable, the assets would be written off as a charge to current period earnings. We had $241 million of regulatory assets included on the Consolidated Balance Sheets at December 31, 2002. See Notes 1 and 3 for more information.

PENSIONS AND OTHER POSTRETIREMENT BENEFIT ACCOUNTING

     We sponsor a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for our employees and employees of our subsidiaries. Our reported costs of providing defined pension and other postretirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension and other postretirement benefit costs, for example, are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions we make to the plans and earnings on plan assets. Changes made to the provisions of the plans may also impact current and future pension and other postretirement benefit costs. Pension and other postretirement benefit costs may also be significantly affected by changes in key actuarial assumptions, including the expected long-term rate of return on plan assets and the discount rates used in determining the projected benefit obligation and pension and other postretirement benefit costs.

     Pinnacle West's pension and other postretirement plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension and other postretirement benefit costs in future periods. Likewise, changes in assumptions regarding current discount rates and the expected long-term rate of return on plan assets could also increase or decrease recorded pension and other postretirement benefit costs.

     We account for our defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," which requires amounts recognized in our financial statements to be determined on an actuarial basis. Changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants.

     The following chart reflects the sensitivities associated with a one percent increase or decrease in certain actuarial assumptions related to our defined benefit pension plans. Each sensitivity below reflects the impact of changing only that assumption. The chart shows the increase (decrease) each change in assumption would have on the 2002 projected benefit obligation, our 2002 reported pension liability on the Consolidated Balance Sheets and our 2002 reported annual pension expense, after consideration of amounts capitalized or billed to electric plant participants, on the Consolidated Statements of Income (dollars in millions).

                                            Increase/(Decrease)
     -------------------------------------------------------------------
                                  Impact on
                                  Projected      Impact on     Impact on
                                   Benefit        Pension       Pension
     Actuarial Assumption         Obligation     Liability      Expense
     -------------------------------------------------------------------
     Discount rate:
         Increase 1%                $ (143)        $ (107)       $  (4)
         Decrease 1%                   177            130            9
     Expected long-term rate
       of return on plan assets:
         Increase 1%                    --             --           (4)
         Decrease 1%                    --             --            4

     At the end of each year, we determine the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate is selected by comparison to current yields on high-quality, long-term bonds. We changed our discount rate assumption from 7.5% at December 31, 2001 to 6.75% at December 31, 2002.

     In 2002, we assumed that the expected long-term rate of return on plan assets would be 10%. However, the plan assets have earned a rate of return substantially less than 10% in the last three years due to sharp declines in the equity markets. For 2003, we decreased our expected long-term rate of return on plan assets to 9%, as a result of continued declines in general equity and bond market returns.

     The following chart reflects the sensitivities associated with a one percent increase or decrease in certain actuarial assumptions related to our other postretirement benefit plans. Each sensitivity below reflects the impact of changing only that assumption. The chart shows the increase (decrease) each change in assumption would have on the 2002 accumulated other postretirement benefit obligation and our 2002 reported other postretirement benefit expense, after consideration of amounts capitalized or billed to electric plant participants, on the Consolidated Statements of Income (dollars in millions).

                                          Increase/(Decrease)
     ----------------------------------------------------------------------
                             Impact on Accumulated       Impact on Other
                             Postretirement Benefit  Postretirement Benefit
     Actuarial Assumption         Obligation                Expense
     ----------------------------------------------------------------------
     Discount rate:
         Increase 1%                 $(38)                   $ (2)
         Decrease 1%                   43                       2
     Health care cost trend
       rate (a):
         Increase 1%                   54                       5
         Decrease 1%                  (43)                     (4)
     Expected long-term rate
       of return on plan
       assets - pretax:
         Increase 1%                   --                      (1)
         Decrease 1%                   --                       1

(a) This assumes a 1% change in the initial and ultimate health care cost trend rate.

     The discount rate is selected by comparison to current yields on high-quality, long-term bonds. We changed our discount rate assumption from 7.5% at December 31, 2001 to 6.75% at December 31, 2002.

     In selecting our health care cost trend rate, we consider past performance and forecasts of health care costs. In 2002, we increased our initial health care cost trend rate to 8% from 7% based on an analysis of our actual plan experience. We also assume an ultimate health care cost trend rate of 5% is reached in 2007.

     In selecting the pretax expected long-term rate of return on plan assets, we consider past performance and economic forecasts for the types of investments held by the plan. The market value of the plan assets has been affected by sharp declines in the equity markets. For 2003, we decreased our pretax expected long-term rate of return on plan assets from 10% to 9%, as a result of continued declines in general equity and bond market returns.

     Pension and other postretirement benefit costs and cash funding requirements may increase in future years without a substantial recovery in the equity markets. Due to the actual investment performance of our pension and other postretirement benefit funds and the changes in the actuarial assumptions discussed above, we expect an increase of approximately $29 million before income taxes in 2003 expense over 2002. See Note 8 for further details about our pension and other postretirement benefit plans.

DERIVATIVE ACCOUNTING

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal and emissions allowances. We manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. As part of our risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodities. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

     We examine contracts at inception to determine the appropriate accounting treatment. If a contract does not meet the derivative criteria or if it qualifies for a SFAS No. 133 scope exception, we account for the contract on an accrual basis with associated revenues and costs recorded at the time the contracted commodities are delivered or received. SFAS No. 133 provides a scope exception for contracts that meet the normal purchases and sales criteria specified in the standard. Most of our non-trading electricity purchase and sales agreements qualify as normal purchases and sales and are exempted from recognition in the financial statements until the electricity is delivered.

     For contracts that qualify as a derivative and do not meet a SFAS No. 133 scope exception, we further examine the contract to determine if it will qualify for hedge accounting. Changes in the fair value of the effective portion of derivative instruments that qualify for cash flow hedge accounting treatment are recognized as either an asset or liability and in common stock equity (as a component of accumulated other comprehensive income (loss)). Gains and losses related to derivatives that qualify as cash flow hedges of expected transactions are recognized in revenue or purchased power and fuel expense as an offset to the related item being hedged when the underlying hedged physical transaction impacts earnings. If a contract does not meet the hedging criteria in SFAS No. 133, we recognize the changes in the fair value of the derivative instrument in income each period through mark-to-market accounting.

     On October 1, 2002, we adopted EITF 02-3, which rescinded EITF 98-10. As a result, our energy trading contracts that are derivatives continue to be accounted for at fair value under SFAS No. 133. Contracts that were previously marked-to-market as trading activities under EITF 98-10 that do not meet the accounting definition of a derivative are now accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received. Additionally, all gains and losses (realized and unrealized) on energy trading contracts that qualify as derivatives are included in marketing and trading segment revenues on the Consolidated Statements of Income on a net basis. The rescission of EITF 98-10 has no effect on the accounting for derivative instruments used for non-trading activities, which continue to be accounted for in accordance with SFAS No. 133. See "Other Accounting Matters - Accounting for Derivative and Trading

Activities" below for details on the change in accounting for energy trading contracts. See Note 18 for further discussion on derivative accounting.

MARK-TO-MARKET ACCOUNTING

     Under mark-to-market accounting, the purchase or sale of energy commodities is reflected at fair market value, net of valuation adjustments, with resulting unrealized gains and losses recorded as assets and liabilities from risk management and trading activities in the Consolidated Balance Sheets.

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

     For options, long-term contracts and other contracts for which price quotes are not available, we use models and other valuation methods. The valuation models we employ utilize spot prices, forward prices, historical market data and other factors to forecast future prices. The primary valuation technique we use to calculate the fair value of contracts where price quotes are not available is based on the extrapolation of forward pricing curves using observable market data for more liquid delivery points in the same region and actual transactions at the more illiquid delivery points. We also value option contracts using a variation of the Black-Scholes option-pricing model.

     For non-exchange traded contracts, we calculate fair market value based on the average of the bid and offer price, and we discount to reflect net present value. We maintain certain valuation adjustments for a number of risks associated with the valuation of future commitments. These include valuation adjustments for liquidity and credit risks based on the financial condition of counterparties. The liquidity valuation adjustment represents the cost that would be incurred if all unmatched positions were closed-out or hedged.

     A credit valuation adjustment is also recorded to represent estimated credit losses on our overall exposure to counterparties, taking into account netting arrangements; expected default experience for the credit rating of the counterparties; and the overall diversification of the portfolio. Counterparties in the portfolio consist principally of major energy companies, municipalities and local distribution companies. We maintain credit policies that management believes minimize overall credit risk. Determination of the credit quality of counterparties is based upon a number of factors, including credit ratings, financial condition, project economics and collateral requirements. When applicable, we employ standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. See "Factors Affecting our Financial Outlook - Market Risks - Commodity Price Risk" below and Note 18 for further discussion on credit risk.

     The use of models and other valuation methods to determine fair market value often requires subjective and complex judgment. Actual results could differ from the results estimated through application of these methods. Our marketing and trading portfolio includes structured activities hedged with a portfolio of forward purchases that protects the economic value of the sales transactions. To illustrate, as presented in the "Factors Affecting our Financial Outlook - Market Risks - Commodity Price Risk" section below, a 10% increase in the price of trading commodities would result in only a $2 million decrease in pretax income. Our practice is to hedge within timeframes established by the ERMC.

                            OTHER ACCOUNTING MATTERS

ACCOUNTING FOR DERIVATIVE AND TRADING ACTIVITIES

     During 2002, the EITF discussed EITF 02-3 and reached a consensus on certain issues. EITF 02-3 rescinded EITF 98-10 and was effective October 25, 2002 for any new contracts, and on January 1, 2003 for existing contracts, with early adoption permitted. We adopted the EITF 02-3 guidance for all contracts in the fourth quarter of 2002. We recorded a $66 million after-tax charge in net income as a cumulative effect adjustment for the previously recorded accumulated unrealized mark-to-market on energy trading contracts that did not meet the accounting definition of a derivative. As a result, our energy trading contracts that are derivatives continue to be accounted for at fair value under SFAS No.
133. Contracts that were previously marked-to-market as trading activities under EITF 98-10 that do not meet the definition of a derivative are now accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received. Additionally, all gains and losses (realized and unrealized) on energy trading contracts that qualify as derivatives are included in marketing and trading segment revenues on the Consolidated Statements of Income on a net basis. The rescission of EITF 98-10 has no effect on the accounting for derivative instruments used for non-trading activities, which continue to be accounted for in accordance with SFAS No. 133.

     EITF 02-3 requires that derivatives held for trading purposes, whether settled financially or physically, be reported in the income statement on a net basis. Previous guidance under EITF 98-10 permitted physically settled energy trading contracts to be reported either gross or net in the income statement. Beginning in the third quarter of 2002, we netted all of our energy trading activities on the Consolidated Statements of Income and restated prior year amounts for all periods presented. Reclassification of such trading activity to a net basis of reporting resulted in reductions in both revenues and purchased power and fuel costs, but did not have any impact on our financial condition, results of operations or cash flows.

     In 2001, we adopted SFAS No. 133 and recorded a $15 million after-tax charge in net income and a $72 million after-tax credit in common stock equity (as a component of other comprehensive income), both as a cumulative effect of a change in accounting for derivatives. See Notes 1 and 18 for further information on accounting for derivatives under SFAS No. 133.

ASSET RETIREMENT OBLIGATIONS

     On January 1, 2003 we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires the fair value of asset retirement obligations to be recorded as a liability, along with an offsetting plant asset, when the obligation is incurred. Accretion of the liability due to the passage of time will be an operating expense and the capitalized cost is depreciated over the useful life of the long-lived asset. (See Note 1 for more information regarding our previous accounting for removal costs.)

     We determined that we have asset retirement obligations for our nuclear facilities (nuclear decommissioning) and certain other generation, transmission and distribution assets. On January 1, 2003 we recorded a liability of $219 million for our asset retirement obligations including the accretion impacts; a $67 million increase in the carrying amount of the associated assets; and a net reduction of $192 million in accumulated depreciation related primarily to the reversal of previously recorded accumulated decommissioning and other removal costs related to these obligations. Additionally, we recorded a regulatory liability of $40 million for our asset retirement obligations related to our regulated utility. This regulatory liability represents the difference between the amount currently being recovered in regulated rates and the amount calculated under SFAS No. 143. We believe we can recover in regulated rates the transition costs and ongoing current period costs calculated in accordance with SFAS No. 143.

STOCK-BASED COMPENSATION

     In the third quarter of 2002, we began applying the fair value method of accounting for stock-based compensation, as provided for in SFAS No. 123, "Accounting for Stock-Based Compensation." We recorded approximately $500,000 in stock option expense before income taxes in our Consolidated Statements of Income for 2002. See Notes 1 and 16 for further information on the impacts of adopting the fair value method provided in SFAS No. 123.

VARIABLE INTEREST ENTITIES

     See "Liquidity and Capital Resources - Off-Balance Sheet Arrangements" and
Note 20 for discussion of VIEs.

OTHER

     See Note 2 for discussion of other new accounting standards that are not expected to have a material impact on the Company.

                     FACTORS AFFECTING OUR FINANCIAL OUTLOOK

REGULATORY MATTERS

     GENERAL

     On September 21, 1999, the ACC approved Rules that provide a framework for the introduction of retail electric competition in Arizona. On September 23, 1999, the ACC approved a comprehensive settlement agreement among APS and various parties related to the implementation of retail electric competition in Arizona. Under the Rules, as modified by the 1999 Settlement Agreement, APS was required to transfer all of its competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate or affiliates no later than December 31, 2002. Consistent with that requirement, APS had been addressing the legal and regulatory requirements necessary to complete the transfer of its generation assets to Pinnacle West Energy on or before that date. On September 10, 2002, the ACC issued the Track A Order, which, among other things, directed APS not to transfer its generation assets to Pinnacle West Energy.

     1999 SETTLEMENT AGREEMENT

     The 1999 Settlement Agreement has affected, and will affect, our results of operations. As part of the 1999 Settlement Agreement, APS agreed to reduce retail electricity prices for standard-offer, full-service customers with loads less than three megawatts in a series of annual decreases of 1.5% on July 1, 1999 through July 1, 2003, for a total of 7.5%. For customers with loads three megawatts or greater, standard-offer rates were reduced in annual increments totaling 5% in the years 1999 through 2002.

     The 1999 Settlement Agreement also removed, as a regulatory disallowance, $234 million before income taxes ($183 million net present value) from ongoing regulatory cash flows. APS recorded this regulatory disallowance as a net reduction of regulatory assets and reported it as a $140 million after-tax extraordinary charge on the 1999 Consolidated Statement of Income. As discussed under "APS General Rate Case" below, APS intends to seek recovery of this $234 million write-off in its next general rate case.

     Prior to the 1999 Settlement Agreement, the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period that would have ended June 30, 2004. The regulatory assets to be recovered under the 1999 Settlement Agreement are currently being amortized as follows (dollars in millions):

  1999        2000        2001        2002        2003        2004        Total
  ----        ----        ----        ----        ----        ----        -----
  $164        $158        $145        $115        $ 86        $ 18        $686

     See Note 3 for additional information regarding the 1999 Settlement Agreement.

     APS FINANCING APPLICATION

     On September 16, 2002, APS filed an application with the ACC requesting the ACC to allow APS to borrow up to $500 million and to lend the proceeds to Pinnacle West Energy or to the Company; to guarantee up to $500 million of Pinnacle West Energy's or the Company's debt; or a combination of both, not to exceed $500 million in the aggregate. In its application, APS stated that the ACC's reversal of the generation asset transfer requirement and the resulting bifurcation of generation assets between APS and Pinnacle West Energy under different regulatory regimes result in Pinnacle West Energy being unable to attain investment-grade credit ratings. This, in turn, precludes Pinnacle West Energy from accessing capital markets to refinance the bridge financing that we provided to fund the construction of Pinnacle West Energy generation assets or from effectively competing in the wholesale markets. On March 27, 2003, the ACC authorized APS to lend up to $500 million to Pinnacle West Energy, guarantee up to $500 million of Pinnacle West Energy debt, or a combination of both, not to exceed $500 million in the aggregate. See "ACC Applications" in Note 3 for further discussion of the approval and related conditions.

     TRACK A ORDER

     On September 10, 2002, the ACC issued the Track A Order. See "Track A Order" in Note 3.

     COMPETITIVE PROCUREMENT PROCESS

     On September 10, 2002, the ACC issued an order that, among other things, established a requirement that APS competitively procure certain power requirements. On March 14, 2003, the ACC issued the Track B Order, which documented the decision made by the ACC at its open meeting on February 27, 2003 addressing this requirement. Under the ACC's Track B Order, APS will be required to solicit bids for certain estimated capacity and energy requirements for periods beginning July 1, 2003. For 2003, APS will be required to solicit competitive bids for about 2,500 MW of capacity and about 4,600 gigawatt-hours of energy, or approximately 20% of APS' total retail energy requirements. The bid amounts are expected to increase in 2004 and 2005 based largely on growth in APS' retail load and APS' retail energy sales. The Track B Order also confirmed that it was "not intended to change the current rate base status of [APS'] existing assets." The order recognizes APS' right to reject any bids that are unreasonable, uneconomical or unreliable.

     APS expects to issue requests for proposals in March 2003 and to complete the selection process by June 1, 2003. Pinnacle West Energy will be eligible to bid to supply APS' electricity requirements. See "Track B Order" in Note 3 for additional information.

     APS GENERAL RATE CASE

     As required by the 1999 Settlement Agreement, on or before June 30, 2003, APS will file a general rate case with the ACC. In this rate case, APS will update its cost of service and rate design. In addition, APS expects to seek:

     * rate base treatment of certain power plants currently owned by Pinnacle West Energy (specifically, Redhawk Units 1 and 2, West Phoenix Units 4 and 5 and Saguaro Unit 3);

     * recovery of the $234 million pretax asset write-off recorded by APS as part of the 1999 Settlement Agreement ($140 million extraordinary charge recorded on the 1999 Consolidated Statement of Income); and

     * recovery of costs incurred by APS in preparation for the previously required transfer of generation assets to Pinnacle West Energy.

We assume that the ACC will make a decision in this general rate case by the end of 2004.

     WHOLESALE POWER MARKET CONDITIONS

     The marketing and trading division, which we moved to APS in early 2003 for future marketing and trading activities (existing wholesale contracts will remain at Pinnacle West) as a result of the ACC's Track A Order prohibiting APS' transfer of generating assets to Pinnacle West Energy, focuses primarily on managing APS' purchased power and fuel risks in connection with its costs of serving retail customer demand. Additionally, the marketing and trading division, subject to specified parameters, markets, hedges and trades in electricity, fuels and emission allowances and credits. Earnings contributions from our marketing and trading division were lower in 2002 compared to 2001 due to weak wholesale power market conditions in the western United States, which included a lack of market liquidity, fewer creditworthy counterparties, lower wholesale market prices and resulting decreases in sales volumes. Our 2003 earnings will be affected by the strength (or weakness) of the wholesale power market.

     GENERATION CONSTRUCTION

     See "Capital Needs and Resources - Pinnacle West Energy" above and Note 11 for information regarding Pinnacle West Energy's generation construction program. The planned additional generation is expected to increase revenues, fuel expenses, operating expenses and financing costs.

     FACTORS AFFECTING OPERATING REVENUES

     GENERAL Electric operating revenues are derived from sales of electricity in regulated retail markets in Arizona and from competitive retail and wholesale bulk power markets in the western United States. These revenues are expected to be affected by electricity sales volumes related to customer mix, customer growth and average usage per customer as well as electricity prices and variations in weather from period to period. Competitive sales of energy and energy-related products and services are made by APS Energy Services in western states that have opened to competitive supply.

     CUSTOMER GROWTH Customer growth in APS' service territory averaged about 3.6% a year for the three years 2000 through 2002; we currently expect customer growth to average about 3.5% per year from 2003 to 2005. We currently estimate that retail electricity sales in kilowatt-hours will grow 3.5% to 5.5% a year in 2003 through 2005, before the retail effects of weather variations. The customer growth and sales growth referred to in this paragraph applies to energy delivery customers. As previously noted, under the 1999 Settlement Agreement, we agreed to retail electricity price reductions of 1.5% annually through July 1, 2003 (see Note 3).

     OTHER FACTORS AFFECTING FUTURE FINANCIAL RESULTS

     PURCHASED POWER AND FUEL COSTS Purchased power and fuel costs are impacted by our electricity sales volumes, existing contracts for purchased power and generation fuel, our power plant performance, prevailing market prices, new generating plants being placed in service and our hedging program for managing such costs.

     OPERATIONS AND MAINTENANCE EXPENSES Operations and maintenance expenses are expected to be affected by sales mix and volumes, power plant additions and operations, inflation, outages, higher trending pension and other postretirement benefit costs and other factors. In July 2002, we implemented a voluntary workforce reduction as part of our cost reduction program. We recorded $36 million before taxes in voluntary severance costs in the second half of 2002. In addition, we are expecting to produce annual operating expense savings of approximately $30 million beginning in 2003 as a result of this workforce reduction.

     DEPRECIATION AND AMORTIZATION EXPENSES Depreciation and amortization expenses are expected to be affected by net additions to existing utility plant and other property, changes in regulatory asset amortization and our generation construction program. West Phoenix Unit 4 was placed in service in June 2001. Redhawk Units 1 and 2 and the new Saguaro Unit 3 began commercial operations in

July 2002. West Phoenix Unit 5 is expected to be on line in mid-2003 and Silverhawk is expected to be in service in mid-2004 (see Note 11 for further details about our generation construction program). The regulatory assets to be recovered under the 1999 Settlement Agreement are currently being amortized as follows (dollars in millions):

  1999        2000        2001        2002        2003        2004        Total
  ----        ----        ----        ----        ----        ----        -----
  $164        $158        $145        $115        $ 86        $ 18        $ 686

     PROPERTY TAXES Taxes other than income taxes consist primarily of property taxes, which are affected by tax rates and the value of property in-service and under construction. The average property tax rate for APS, which currently owns the majority of our property, was 9.7% of assessed value for 2002 and 9.3% for 2001. We expect property taxes to increase primarily due to our generation construction program and our additions to existing facilities.

     INTEREST EXPENSE Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. The primary factors affecting borrowing levels in the next several years are expected to be our capital requirements and our internally-generated cash flow. Capitalized interest offsets a portion of interest expense while capital projects are under construction. We stop recording capitalized interest on a project when it is placed in commercial operation. As noted above, we have placed new power plants in commercial operation in 2001 and 2002 and we expect to bring additional plants on-line in 2003 and 2004. We are continuing to evaluate our generation construction program. Interest expense is affected by interest rates on variable-rate debt and interest rates on the refinancing of the Company's future liquidity needs.

     RETAIL COMPETITION The regulatory developments and legal challenges to the Rules discussed in Note 3 have raised considerable uncertainty about the status and pace of retail electric competition in Arizona. Although some very limited retail competition existed in APS' service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to APS' customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS' service territory.

     SUBSIDIARIES In the case of SunCor, we are undertaking an aggressive effort to accelerate asset sales activities to approximately double SunCor's annual earnings in 2003 to 2005 compared to the $19 million in earnings recorded in 2002. A portion of these sales could be reported as discontinued operations on the Consolidated Statements of Income.

     The annual earnings contribution from APS Energy Services is expected to be positive over the next several years due primarily to a number of retail electricity contracts in California. APS Energy Services' had pretax earnings of $28 million in 2002.

     El Dorado's historical results are not necessarily indicative of future performance for El Dorado. El Dorado's strategies focus on prudently realizing the value of its existing investments.

     GENERAL Our financial results may be affected by a number of broad factors. See "Forward-Looking Statements" below for further information on such factors, which may cause our actual future results to differ from those we currently seek or anticipate.

MARKET RISKS

     Our operations include managing market risks related to changes in interest rates, commodity prices and investments held by the nuclear decommissioning trust fund and our pension plans.

     INTEREST RATE AND EQUITY RISK

     Our major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable-rate debt and interest earned by our pension plan (see Note 8) and nuclear decommissioning trust fund (see Note 12). Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The pension plan and nuclear decommissioning fund also have risks associated with changing market values of equity investments. Pension (APS only) and nuclear decommissioning costs are recovered in regulated electricity prices. See "Critical Accounting Policies - Pension and Other Postretirement Benefit Accounting" for a sensitivity analysis on the long-term rate of return on plan assets.

     The tables below present contractual balances of our consolidated long-term debt and commercial paper at the expected maturity dates as well as the fair value of those instruments on December 31, 2002 and 2001. The interest rates presented in the tables below represent the weighted-average interest rates for the years ended December 31, 2002 and 2001.

Expected Maturity/Principal Repayment
December 31, 2002
(dollars in thousands)

                                                Variable-Rate                Fixed-Rate
                       Short-Term Debt          Long-Term Debt             Long-Term Debt
                     -------------------     --------------------      ---------------------
                     Interest                 Interest                 Interest
                      Rates     Amount         Rates      Amount         Rates      Amount
                      -----     ------         -----      ------         -----      ------
2003                  2.59%    $ 102,183       2.68%    $ 250,800        6.73%   $    30,223
2004                    --            --       3.76%      126,813        5.32%       424,697
2005                    --            --       3.39%        1,294        7.27%       403,931
2006                    --            --      10.10%        2,954        6.47%       387,018
2007                    --            --       8.00%          209        6.04%         2,738
Years thereafter        --            --       2.00%      390,537        6.08%     1,148,371
                               ---------                ---------                -----------
Total                          $ 102,183                $ 772,607                $ 2,396,978
                               =========                =========                ===========
Fair value                     $ 102,183                $ 772,607                $ 2,501,073
                               =========                =========                ===========

Expected Maturity/Principal Repayment
December 31, 2001
(dollars in thousands)

                                                Variable-Rate                Fixed-Rate
                       Short-Term Debt          Long-Term Debt             Long-Term Debt
                     -------------------     --------------------      ---------------------
                     Interest                 Interest                 Interest
                      Rates     Amount         Rates      Amount         Rates      Amount
                      -----     ------         -----      ------         -----      ------
2002                  4.01%    $ 405,762       7.76%    $     207        8.10%   $   125,933
2003                    --            --       4.75%      292,912        6.87%        25,829
2004                    --            --       5.32%       85,601        6.08%       205,677
2005                    --            --       7.70%          294        7.59%       400,380
2006                    --            --       7.30%        3,018        6.48%       384,085
Years thereafter        --            --       2.63%      480,740        6.73%       799,808
                               ---------                ---------                -----------
Total                          $ 405,762                $ 862,772                $ 1,941,712
                               =========                =========                ===========
Fair value                     $ 405,762                $ 862,772                $ 1,963,389
                               =========                =========                ===========

     COMMODITY PRICE RISK

     We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal and emissions allowances. We manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. The ERMC, consisting of senior officers, oversees company-wide energy risk management activities and monitors the results of marketing and trading activities to ensure compliance with our stated energy risk management and trading policies. As part of our risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodities. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

     Prior to October 1, 2002, we accounted for our energy trading contracts at fair value in accordance with EITF 98-10. On October 1, 2002, we adopted EITF 02-3, which rescinded EITF 98-10. As a result, our energy trading contracts that are derivatives continue to be accounted for at fair value under SFAS No. 133. Contracts that were previously marked-to-market as trading activities under EITF 98-10 that do not meet the definition of a derivative are now accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received. Additionally, all gains and losses (realized and unrealized) on energy trading contracts that qualify as derivatives are included in marketing and trading segment revenues on the Consolidated Statements of Income on a net basis. The rescission of EITF 98-10 has no effect on the accounting for derivative instruments used for non-trading activities, which continue to be accounted for in accordance with SFAS No. 133. See Note 18 for details on the change in accounting for energy trading contracts and further discussion regarding derivative accounting.

     Both non-trading and trading derivatives are classified as assets and liabilities from risk management and trading activities in the Consolidated Balance Sheets. For non-trading derivative instruments that qualify for hedge accounting treatment, changes in the fair value of the effective portion are recognized in common stock equity (as a component of accumulated other comprehensive income (loss)). Non-trading derivatives, or any portion thereof, that are not effective hedges are adjusted to fair value through income. Gains and losses related to non-trading derivatives that qualify as cash flow hedges of expected transactions are recognized in revenue or purchased power and fuel expense as an offset to the related item being hedged when the underlying hedged physical transaction impacts earnings. If it becomes probable that a forecasted transaction will not occur, we discontinue the use of hedge accounting and recognize in income the unrealized gains and losses that were previously recorded in other comprehensive income (loss). In the event a non-trading derivative is terminated or settled, the unrealized gains and losses remain in other comprehensive income (loss), and are recognized in income when the underlying transaction impacts earnings.

     Derivatives associated with trading activities are adjusted to fair value through income. Derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business are exempt from the requirements of SFAS No. 133 under the normal purchase and sales exception and are not reflected on the balance sheet at fair value. Most of our non-trading electricity purchase and sales agreements qualify as normal purchases and sales and are exempted from recognition in the financial statements until the electricity is delivered.

     Our assets and liabilities from risk management and trading activities are presented in two categories consistent with our business segments:

     * System - our regulated electricity business segment, which consists of non-trading derivative instruments that hedge our purchases and sales of electricity and fuel for our Native Load requirements; and

     * Marketing and Trading - our non-regulated, competitive business segment, which includes both non-trading and trading derivative instruments.

     The following tables show the changes in mark-to-market of our system and marketing and trading derivative positions in 2002 and 2001 (dollars in millions):

                                                                   Marketing
                                                                      and
                                                          System    Trading
                                                          ------    -------
     Mark-to-market of net positions
       at December 31, 2001                                $(107)    $ 138
     Cumulative effect adjustment due to
       adoption of  EITF 02-3                                 --      (109)
     Change in mark-to-market gains
       for future period deliveries                          (13)       47
     Changes in cash flow hedges
       recorded in OCI                                        57        16
     Ineffective portion of changes in fair value
       recorded in earnings                                   11        --
     Mark-to-market losses/(gains) realized
       during the year                                         3       (38)
     Change in valuation techniques                           --         3
                                                           -----     -----
     Mark-to-market of net positions
       at December 31, 2002                                $ (49)    $  57
                                                           =====     =====

                                                                   Marketing
                                                                      and
                                                          System    Trading
                                                          ------    -------
     Mark-to-market of net positions
       at December 31, 2000                                $  --     $  12
     Cumulative effect adjustment due to
       adoption of SFAS No. 133                               95        --
     Change in mark-to-market (losses)/gains
       for future period deliveries                          (12)      203
     Changes in cash flow hedges
       recorded in OCI                                      (166)       --
     Ineffective portion of changes in fair
       value recorded in earnings                             (6)       --
     Mark-to-market gains realized
       during the year                                       (18)      (77)
     Change in valuation techniques                           --        --
                                                           -----     -----
     Mark-to-market of net positions
       at December 31, 2001                                $(107)    $ 138
                                                           =====     =====

     The Company no longer reports non-derivative energy contracts or physical inventories at fair value. Since July 1, 2002, the Company has not recognized a dealer profit or unrealized gain or loss at the inception of a derivative unless the fair value of that instrument (in its entirety) is evidenced by quoted market prices or current market transactions. Prior to the change in our policy, we recorded net gains at inception of $10 million in 2002 and $3 million in 2001. These amounts included a reasonable marketing margin.

     The tables below show the maturities of our system and marketing and trading derivative positions at December 31, 2002 by the type of valuation that is performed to calculate the fair value of the contract (dollars in millions). See "Critical Accounting Policies - Mark-to-Market Accounting" above for more discussion on our valuation methods.

SYSTEM

                                                                              Years       Total
Source of Fair Value       2003      2004      2005      2006      2007    thereafter   fair value
--------------------       ----      ----      ----      ----      ----    ----------   ----------
Prices actively quoted     $(23)     $(10)     $ --      $ --      $ --       $ --        $(33)
Prices provided by
  other external sources     (1)      (12)       --        --        --         --         (13)
Prices based on models
  and other valuation
  methods                    (1)       (2)       --        --        --         --          (3)
                           ----      ----      ----      ----      ----       ----        ----
Total by maturity          $(25)     $(24)     $ --      $ --      $ --       $ --        $(49)
                           ====      ====      ====      ====      ====       ====        ====

MARKETING AND TRADING

                                                                              Years       Total
Source of Fair Value       2003      2004      2005      2006      2007    thereafter   fair value
--------------------       ----      ----      ----      ----      ----    ----------   ----------
Prices actively quoted     $ (1)     $  5      $  6      $  3      $  3       $  7        $ 23
Prices provided by
  other external sources      2         8         9        12        --         --          31
Prices based on models
  and other valuation
  methods                     6         3        (3)       (4)        5         (4)          3
                           ----      ----      ----      ----      ----       ----        ----
Total by maturity          $  7      $ 16      $ 12      $ 11      $  8       $  3        $ 57
                           ====      ====      ====      ====      ====       ====        ====

     The table below shows the impact hypothetical price movements of 10% would have on the market value of our risk management and trading assets and liabilities included on the Consolidated Balance Sheets at December 31, 2002 and 2001 (dollars in millions).

                                  December 31, 2002             December 31, 2001
                                     Gain (Loss)                   Gain (Loss)
                            -----------------------------  ----------------------------
      Commodity             Price Up 10%   Price Down 10%  Price Up 10%  Price Down 10%
      ---------             ------------   --------------  ------------  --------------
Mark-to-market changes
  reported in earnings (a):
    Electricity                 $ (2)           $  3           $ (3)          $  3
    Natural gas                   (4)              4             (1)             1
    Other                          1              --             --              2
Mark-to-market changes
  reported in OCI (b):
    Electricity                   32             (32)            --             --
    Natural gas                   18             (16)            23            (23)
                                ----            ----           ----           ----
       Total                    $ 45            $(41)          $ 19           $(17)
                                ====            ====           ====           ====

     (a) These contracts are structured sales activities hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.
     (b) These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged.

CREDIT RISK

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including two counterparties for which a worst case exposure represents approximately 33% of our $181 million of risk management and trading assets as of December 31, 2002. Our risk management process assesses and monitors the financial exposure of these and all other counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, including the counterparties noted above, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties. See "Critical Accounting Policies - Mark-to-Market Accounting" above for a discussion of our credit valuation adjustment policy.

RISK FACTORS

     Exhibit 99.3, which is hereby incorporated by reference, contains a discussion of risk factors affecting the Company.

FORWARD-LOOKING STATEMENTS

     The above discussion contains forward-looking statements based on current expectations and we assume no obligation to update these statements or make any further statements on any of these issues, except as required by applicable laws. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and decisions impacting wholesale competition; the outcome of regulatory and legislative proceedings relating to the restructuring; state and federal regulatory and legislative decisions and actions, including price caps and other market constraints imposed by the FERC; regional economic and market conditions, including the California energy situation and completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital and access to capital markets; weather variations affecting local and regional customer energy usage; the effect of conservation programs on energy usage; power plant performance; the successful completion of our generation construction program; regulatory issues associated with generation construction, such as permitting and licensing; our ability to compete successfully outside traditional regulated markets (including the wholesale market); our ability to manage our marketing and trading activities and the use of derivative contracts in our business; technological developments in the electric industry; the performance of the stock market, which affects the amount of our required contributions to our pension plan and nuclear decommissioning trust funds; the strength of the real estate market in SunCor's market areas, which include Arizona, New Mexico and Utah; and other uncertainties, all of which are difficult to predict and many of which are beyond our control.

                      ITEM 7A. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     See "Factors Affecting Our Financial Outlook - Market Risks" in Item 7 for a discussion of quantitative and qualitative disclosures about market risk.

                      [THIS PAGE INTENTIONALLY LEFT BLANK.]

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


Independent Auditors' Report................................................. 74
Consolidated Statements of Income for 2002, 2001 and 2000.................... 75
Consolidated Balance Sheets as of December 31, 2002 and 2001................. 76
Consolidated Statements of Cash Flows for 2002, 2001 and 2000................ 78
Consolidated Statements of Changes in Common Stock Equity
  for 2002, 2001 and 2000.................................................... 79
Notes to Consolidated Financial Statements................................... 80
Financial Statement Schedule for 2002, 2001 and 2000
  Schedule II - Valuation and Qualifying Accounts for 2002, 2001
  and 2000...................................................................138

See Note 13 for the selected quarterly financial data required to be presented in this Item.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pinnacle West Capital Corporation
Phoenix, Arizona

     We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and subsidiaries ("the Corporation") as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in common stock equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle West Capital Corporation and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 18 to the consolidated financial statements, in 2002 Pinnacle West Capital Corporation changed its method of accounting for trading activities in order to comply with the provisions of Emerging Issues Task Force Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities."

     As discussed in Note 18 to the consolidated financial statements, in 2001 Pinnacle West Capital Corporation changed its method of accounting for derivatives and hedging activities in order to comply with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."


DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 3, 2003 (March 4, 14, 26 and 27, 2003 as to Note 24)

                        PINNACLE WEST CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
           (dollars and shares in thousands, except per share amounts)

                                                                   Year Ended December 31,
                                                       ---------------------------------------------
                                                           2002             2001             2000
                                                       -----------      -----------      -----------
OPERATING REVENUES
    Regulated electricity segment                      $ 2,013,023      $ 2,562,089      $ 2,538,752
    Marketing and trading segment                          325,931          651,230          418,532
    Real estate segment                                    236,388          168,908          158,365
    Other revenues                                          61,937           11,771            3,873
                                                       -----------      -----------      -----------
         Total                                           2,637,279        3,393,998        3,119,522
                                                       -----------      -----------      -----------
OPERATING EXPENSES
    Regulated electricity segment purchased
      power and fuel                                       499,543        1,160,863        1,065,597
    Marketing and trading segment purchased
      power and fuel                                       194,039          334,209          292,669
    Operations and maintenance                             584,538          530,095          450,205
    Real estate operations segment                         205,315          153,462          134,422
    Depreciation and amortization                          424,886          427,903          431,229
    Taxes other than income taxes                          107,952          101,068           99,780
    Other expenses                                         104,959           10,375              782
                                                       -----------      -----------      -----------
         Total                                           2,121,232        2,717,975        2,474,684
                                                       -----------      -----------      -----------
OPERATING INCOME                                           516,047          676,023          644,838
                                                       -----------      -----------      -----------
OTHER
    Other income                                            15,104           26,416           21,832
    Other expenses                                         (33,655)         (33,577)         (25,329)
                                                       -----------      -----------      -----------
         Total                                             (18,551)          (7,161)          (3,497)
                                                       -----------      -----------      -----------
INTEREST EXPENSE
    Interest charges                                       188,353          175,822          166,447
    Capitalized interest                                   (44,110)         (47,862)         (21,638)
                                                       -----------      -----------      -----------
         Total                                             144,243          127,960          144,809
                                                       -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                                 353,253          540,902          496,532
INCOME TAXES                                               138,100          213,535          194,200
                                                       -----------      -----------      -----------

INCOME BEFORE ACCOUNTING CHANGE                            215,153          327,367          302,332
    Cumulative effect of a change in
         accounting for derivatives -
         net of income taxes of $9,892                          --          (15,201)              --
    Cumulative effect of a change in
         accounting for trading activities -
         net of income taxes of $43,123                    (65,745)              --               --
                                                       -----------      -----------      -----------
NET INCOME                                             $   149,408      $   312,166      $   302,332
                                                       ===========      ===========      ===========
WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING - BASIC                                84,903           84,718           84,733

WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING - DILUTED                              84,964           84,930           84,935

EARNINGS PER WEIGHTED - AVERAGE
COMMON SHARE OUTSTANDING
    Income before accounting change - basic            $      2.53      $      3.86      $      3.57
    Net income - basic                                        1.76             3.68             3.57
    Income before accounting change - diluted                 2.53             3.85             3.56
    Net income - diluted                                      1.76             3.68             3.56
DIVIDENDS DECLARED PER SHARE                           $     1.625      $     1.525      $     1.425

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                               December 31,
                                                                        -------------------------
                                                                           2002           2001
                                                                        ----------     ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $   77,707     $   28,619
  Customer and other receivables - net                                     374,995        367,241
  Accrued utility revenues                                                  72,915         76,131
  Materials and supplies (at average cost)                                  91,652         81,215
  Fossil fuel (at average cost)                                             28,185         27,023
  Deferred income taxes (Note 4)                                             4,094             --
  Assets from risk management and trading activities
    (Note 18)                                                               59,162         66,973
  Other current assets                                                     103,978         80,203
                                                                        ----------     ----------
         Total current assets                                              812,688        727,405
                                                                        ----------     ----------
INVESTMENTS AND OTHER ASSETS
  Real estate investments - net (Notes 1 and 6)                            425,331        418,673

  Assets from risk management and trading activities -
    long term (Note 18)                                                    122,336        200,351
  Other assets                                                             229,891        304,453
                                                                        ----------     ----------
         Total investments and other assets                                777,558        923,477
                                                                        ----------     ----------
PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6, 9 and 10)
  Plant in service and held for future use                               9,058,900      8,030,847
  Less accumulated depreciation and amortization                         3,474,325      3,290,097
                                                                        ----------     ----------
         Total                                                           5,584,575      4,740,750
  Construction work in progress                                            777,542      1,047,072
  Intangible assets, net of accumulated amortization (Note 21)             109,815         86,782
  Nuclear fuel, net of accumulated amortization of
    $102,821 and $99,185                                                     7,466          6,933
                                                                        ----------     ----------
  Net property, plant and equipment                                      6,479,398      5,881,537
                                                                        ----------     ----------
DEFERRED DEBITS
  Regulatory assets (Notes 1, 3 and 4)                                     241,045        342,383
  Other deferred debits                                                    115,117         64,597
                                                                        ----------     ----------
         Total deferred debits                                             356,162        406,980
                                                                        ----------     ----------

TOTAL ASSETS                                                            $8,425,806     $7,939,399
                                                                        ==========     ==========

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                      December 31,
                                                              ----------------------------
                                                                 2002             2001
                                                              -----------      -----------
LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Accounts payable                                            $   356,305      $   269,124
  Accrued taxes                                                    71,109           96,729
  Accrued interest                                                 53,018           48,806
  Short-term borrowings (Note 5)                                  102,183          405,762
  Current maturities of long-term debt (Note 6)                   281,023          126,140
  Customer deposits                                                55,838           30,232
  Deferred income taxes (Note 4)                                       --            3,244
  Liabilities from risk management and trading
    activities (Note 18)                                           70,667           35,994
  Other current liabilities                                        64,972           69,475
                                                              -----------      -----------
          Total current liabilities                             1,055,115        1,085,506
                                                              -----------      -----------
LONG-TERM DEBT LESS CURRENT
  MATURITIES (Note 6)                                           2,881,695        2,673,078
                                                              -----------      -----------
DEFERRED CREDITS AND OTHER
  Liabilities from risk management and trading
    activities-long term (Note 18)                                 75,642          207,576
  Deferred income taxes (Note 4)                                1,209,074        1,064,993
  Unamortized gain - sale of utility plant (Note 9)                59,484           64,060
  Pension liability (Note 8)                                      183,880           49,032
  Other                                                           274,763          295,831
                                                              -----------      -----------
          Total deferred credits and other                      1,802,843        1,681,492
                                                              -----------      -----------
COMMITMENTS AND CONTINGENCIES (NOTES
  3, 11 AND 12)

COMMON STOCK EQUITY (Note 7)
  Common stock, no par value; authorized
    150,000,000 shares; issued 91,379,947 at end
    of 2002 and 84,824,947 at end of 2001                       1,737,258        1,536,924
  Treasury stock; 124,830 shares at end of 2002 and
    101,307 shares at end of 2001                                  (4,358)          (5,886)
                                                              -----------      -----------
          Total common stock                                    1,732,900        1,531,038
                                                              -----------      -----------
  Accumulated other comprehensive loss:
    Minimum pension liability adjustment                          (71,264)            (966)
    Derivative instruments                                        (20,020)         (63,599)
                                                              -----------      -----------
          Total accumulated other comprehensive loss              (91,284)         (64,565)
                                                              -----------      -----------
  Retained earnings                                             1,044,537        1,032,850
                                                              -----------      -----------
          Total common stock equity                             2,686,153        2,499,323
                                                              -----------      -----------

TOTAL LIABILITIES AND EQUITY                                  $ 8,425,806      $ 7,939,399
                                                              ===========      ===========

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                        Year Ended December 31,
                                                             ---------------------------------------------
                                                                2002             2001             2000
                                                             -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before accounting change                              $   215,153      $   327,367      $   302,332
Items not requiring cash:
  Depreciation and amortization                                  424,886          427,903          431,229
  Nuclear fuel amortization                                       31,185           28,362           30,083
  Deferred income taxes                                          196,324          (17,203)         (37,885)
  Change in mark-to-market                                       (18,146)        (133,573)         (11,752)
  Redhawk Units 3 and 4 cancellation                              49,192               --               --
Changes in current assets and liabilities:
  Customer and other receivables                                  18,615          146,581         (269,223)
  Materials, supplies and fossil fuel                            (11,599)         (16,867)             475
  Other current assets                                            (9,784)          (1,276)         (39,083)
  Accounts payable                                                74,833         (127,782)         193,502
  Accrued taxes                                                  (36,039)           7,483           18,736
  Accrued interest                                                 4,212            5,852            9,701
  Other current liabilities                                       17,489            5,260           98,493
Change in real estate investments                                 (6,112)         (44,173)         (25,937)
Increase in regulatory assets                                    (11,029)         (17,516)         (14,138)
Change in risk management and trading - assets                   (11,700)         (51,894)              --
Change in risk management and trading - liabilities              (22,783)          45,330           13,834
Change in customer advances                                      (23,780)          28,599            2,544
Change in pension liability                                       (1,571)         (28,347)         (16,575)
Change in long-term assets                                       (16,918)          13,874           54,829
Change in long-term liabilities                                    8,346          (26,937)         (27,771)
                                                             -----------      -----------      -----------
Net cash flow provided by operating activities                   870,774          571,043          713,394
                                                             -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                            (895,522)      (1,055,574)        (658,608)
Capitalized interest                                             (44,110)         (47,862)         (21,638)
Other                                                             36,635          (16,481)         (55,595)
                                                             -----------      -----------      -----------
Net cash flow used for investing activities                     (902,997)      (1,119,917)        (735,841)
                                                             -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt                                       725,419          995,447          651,000
Short-term borrowings and payments - net                        (303,579)         322,987           44,475
Dividends paid on common stock                                  (137,721)        (129,199)        (120,733)
Repayment of long-term debt                                     (404,670)        (621,057)        (558,019)
Common stock equity issuance                                     199,238               --               --
Other                                                              2,624           (1,048)          (4,618)
                                                             -----------      -----------      -----------
Net cash flow provided by financing activities                    81,311          567,130           12,105
                                                             -----------      -----------      -----------

NET CASH FLOW                                                     49,088           18,256          (10,342)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                               28,619           10,363           20,705
                                                             -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $    77,707      $    28,619      $    10,363
                                                             ===========      ===========      ===========
Supplemental disclosure of cash flow information
Cash paid during the period for:
  Income taxes paid/(refunded) (Note 4)                      $   (17,918)     $   223,037      $   219,411
  Interest paid, net of amounts capitalized                  $   126,322      $   115,276      $   132,434

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
            CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
              For the Years Ended December 31, 2002, 2001 and 2000
                             (dollars in thousands)

                                                          2002             2001             2000
                                                      -----------      -----------      -----------
COMMON STOCK (Note 7)
Balance at beginning of year                          $ 1,536,924      $ 1,537,920      $ 1,540,197
Issuance of common stock                                  199,238               --               --
Other                                                       1,096             (996)          (2,277)
                                                      -----------      -----------      -----------
Balance at end of year                                  1,737,258        1,536,924        1,537,920
                                                      -----------      -----------      -----------

TREASURY STOCK (Note 7)
Balance at beginning of year                               (5,886)          (5,089)          (2,748)
Purchase of treasury stock                                 (5,971)         (16,393)         (12,968)
Reissuance of treasury stock used for stock
  compensation, net                                         7,499           15,596           10,627
                                                      -----------      -----------      -----------
Balance at end of year                                     (4,358)          (5,886)          (5,089)
                                                      -----------      -----------      -----------

RETAINED EARNINGS
Balance at beginning of year                            1,032,850          849,883          668,284
Net income                                                149,408          312,166          302,332
Common stock dividends                                   (137,721)        (129,199)        (120,733)
                                                      -----------      -----------      -----------
Balance at end of year                                  1,044,537        1,032,850          849,883
                                                      -----------      -----------      -----------
ACCUMULATED OTHER
  COMPREHENSIVE LOSS
Balance at beginning of year                              (64,565)              --               --
Minimum pension liability adjustment, net of
  tax of $46,109 and $634                                 (70,298)            (966)              --
Cumulative effect of a change in accounting
  for derivatives, net of tax of $47,404                       --           72,274               --
Unrealized gain/(loss) on derivative
  instruments, net of tax of $28,820 and
  $71,720                                                  43,939         (109,346)              --
Reclassification of realized gain to
  income, net of tax of $237 and $17,399                     (360)         (26,527)              --
                                                      -----------      -----------      -----------
Balance at end of year                                    (91,284)         (64,565)              --
                                                      -----------      -----------      -----------

TOTAL COMMON STOCK EQUITY                             $ 2,686,153      $ 2,499,323      $ 2,382,714
                                                      ===========      ===========      ===========
COMPREHENSIVE INCOME
Net income                                            $   149,408      $   312,166      $   302,332
Other comprehensive loss                                  (26,719)         (64,565)              --
                                                      -----------      -----------      -----------
Comprehensive income                                  $   122,689      $   247,601      $   302,332
                                                      ===========      ===========      ===========

See Notes to Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND NATURE OF OPERATIONS

     The consolidated financial statements include the accounts of Pinnacle West and our subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor and El Dorado (principally NAC). Significant intercompany accounts and transactions between the consolidated companies have been eliminated.

     APS is an electric utility that provides either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of the Tucson metropolitan area and about half of the Phoenix metropolitan area. Electricity is delivered through a distribution system owned by APS. APS also generates, sells and delivers electricity to wholesale customers in the western United States. In early 2003, the marketing and trading division of Pinnacle West was moved to APS for future marketing and trading activities (existing wholesale contracts will remain at Pinnacle West) as a result of the ACC's Track A Order prohibiting the previously required transfer of APS' generating assets to Pinnacle West Energy. See Note 3 for a discussion of the Track A Order. Pinnacle West Energy, which was formed in 1999, is the subsidiary through which we conduct our competitive generation operations. APS Energy Services was formed in 1998 and provides competitive commodity energy and energy-related products to key customers in competitive markets in the western United States. SunCor is a developer of residential, commercial and industrial real estate projects in Arizona, New Mexico and Utah. El Dorado is an investment firm, and its principal investment is in NAC, which is a company specializing in spent nuclear fuel technology.

ACCOUNTING RECORDS AND USE OF ESTIMATES

     Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have reclassified certain prior year amounts to conform to the current year presentation.

DERIVATIVE ACCOUNTING

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal and emissions allowances. We manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodities. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We examine contracts at inception to determine the appropriate accounting treatment. If a contract does not meet the derivative criteria or if it qualifies for a SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," scope exception, we account for the contract on an accrual basis with associated revenues and costs recorded at the time the contracted commodities are delivered or received. SFAS No. 133 provides a scope exception for contracts that meet the normal purchases and sales criteria specified in the standard. Most of our non-trading electricity purchase and sales agreements qualify as normal purchases and sales and are exempted from recognition in the financial statements until the electricity is delivered.

     For contracts that qualify as a derivative and do not meet a SFAS No. 133 scope exception, we further examine the contract to determine if it will qualify for hedge accounting. Changes in the fair value of the effective portion of derivative instruments that qualify for cash flow hedge accounting treatment are recognized as either an asset or liability and in common stock equity (as a component of accumulated other comprehensive income (loss)). Gains and losses related to derivatives that qualify as cash flow hedges of expected transactions are recognized in revenue or purchased power and fuel expense as an offset to the related item being hedged when the underlying hedged physical transaction impacts earnings. If a contract does not meet the hedging criteria in SFAS No. 133, we recognize the changes in the fair value of the derivative instrument in income each period through mark-to-market accounting.

     On October 1, 2002, we adopted EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," which rescinded EITF 98-10. As a result, our energy trading contracts that are derivatives continue to be accounted for at fair value under SFAS No. 133. Contracts that were previously marked-to-market as trading activities under EITF 98-10 that do not meet the definition of a derivative are now accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received. Additionally, all gains and losses (realized and unrealized) on energy trading contracts that qualify as derivatives are included in marketing and trading segment revenues on the Consolidated Statements of Income on a net basis. The rescission of EITF 98-10 has no effect on the accounting for derivative instruments used for non-trading activities, which continue to be accounted for in accordance with SFAS No. 133. See Note 18 for more details on the change in accounting for energy trading contracts and for further discussion on derivative accounting.

MARK-TO-MARKET ACCOUNTING

     Under mark-to-market accounting, the purchase or sale of energy commodities is reflected at fair market value, net of valuation adjustments, with resulting unrealized gains and losses recorded as assets and liabilities from risk management and trading activities in the Consolidated Balance Sheets.

     We determine fair market value using actively-quoted prices when available. We consider quotes for exchange-traded contracts and over-the-counter quotes obtained from independent brokers to be actively-quoted.

     When actively-quoted prices are not available, we use prices provided by other external sources. This includes quarterly and calendar year quotes from independent brokers. We convert quarterly and calendar year quotes into monthly prices based on historical relationships.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For options, long-term contracts and other contracts for which price quotes are not available, we use models and other valuation methods. The valuation models we employ utilize spot prices, forward prices, historical market data and other factors to forecast future prices. The primary valuation technique we use to calculate the fair value of contracts where price quotes are not available is based on the extrapolation of forward pricing curves using observable market data for more liquid delivery points in the same region and actual transactions at the more illiquid delivery points. We also value option contracts using a variation of the Black-Scholes option-pricing model.

     For non-exchange traded contracts, we calculate fair market value based on the average of the bid and offer price, and we discount to reflect net present value. We maintain certain valuation adjustments for a number of risks associated with the valuation of future commitments. These include valuation adjustments for liquidity and credit risks based on the financial condition of counterparties. The liquidity valuation adjustment represents the cost that would be incurred if all unmatched positions were closed-out or hedged.

     A credit valuation adjustment is also recorded to represent estimated credit losses on our overall exposure to counterparties, taking into account netting arrangements, expected default experience for the credit rating of the counterparties and the overall diversification of the portfolio. Counterparties in the portfolio consist principally of major energy companies, municipalities and local distribution companies. We maintain credit policies that management believes minimize overall credit risk. Determination of the credit quality of counterparties is based upon a number of factors, including credit ratings, financial condition, project economics and collateral requirements. When applicable, we employ standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. See Note 18 for further discussion on credit risk.

     The use of models and other valuation methods to determine fair market value often requires subjective and complex judgment. Actual results could differ from the results estimated through application of these methods. Our marketing and trading portfolio includes structured activities hedged with a portfolio of forward purchases that protects the economic value of the sales transactions. Our practice is to hedge within timeframes established by the ERMC.

REGULATORY ACCOUNTING

     APS is regulated by the ACC and the FERC. The accompanying financial statements reflect the rate-making policies of these commissions. For regulated operations, we prepare our financial statements in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. As a result, we capitalize certain costs that would be included as expense in the current period by unregulated companies. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections of costs not likely to be incurred.

     We are required to discontinue applying SFAS No. 71 when deregulatory legislation is passed or a rate order is issued that contains sufficient detail to determine its effect on the portion of the business being deregulated. In 1999, we discontinued the application of SFAS No. 71 for APS' generation operations due to the 1999 Settlement Agreement with the ACC. See Note 3 for a discussion of the 1999 Settlement Agreement.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As a result, we tested the generation assets for impairment and determined the generation assets were not impaired. Pursuant to the 1999 Settlement Agreement, a regulatory disallowance removed $234 million pretax ($183 million net present value) from ongoing regulatory cash flows and was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes) was reported as an extraordinary charge on the 1999 Consolidated Statement of Income.

     In 2002, the ACC directed APS not to transfer its generation assets, as previously required by the 1999 Settlement Agreement (see "Track A Order" in
Note 3). Accordingly, we now consider APS generation to be cost-based, rate-regulated and subject to the requirements of SFAS No. 71. The impact of this change was immaterial to our consolidated financial statements.

     Management continually assesses whether our regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes and recent rate orders to other regulated entities in the same jurisdiction. This determination reflects the current political and regulatory climate in the state and is subject to change in the future. If future recovery of costs ceases to be probable, the assets would be written off as a charge in current period earnings.

     Prior to the 1999 Settlement Agreement, the ACC accelerated the amortization of substantially all of APS' regulatory assets to an eight-year period that would have ended June 30, 2004. The regulatory assets to be recovered under the 1999 Settlement Agreement are currently being amortized as follows (dollars in millions):

     1999      2000      2001      2002      2003      2004      Total
     ----      ----      ----      ----      ----      ----      -----
     $164      $158      $145      $115      $ 86      $ 18      $ 686

     Regulatory assets are reported as deferred debits on the Consolidated Balance Sheets. As of December 31, 2002 and 2001, they are comprised of the following (dollars in millions):

                                                                   December 31,
                                                                  --------------
                                                                  2002      2001
                                                                  ----      ----
Remaining balance recoverable under the 1999
  Settlement Agreement (a)                                        $104      $219
Spent nuclear fuel storage (Note 11)                                46        43
Electric industry restructuring transition costs (Note 3)           40        34
Other                                                               51        46
                                                                  ----      ----
     Total regulatory assets                                      $241      $342
                                                                  ====      ====

(a) The majority of our unamortized regulatory assets above relates to deferred income taxes (see Note 4) and rate synchronization cost deferrals (see "Rate Synchronization Cost Deferrals" below).

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Regulatory liabilities are included in deferred credits and other on the Consolidated Balance Sheets. As of December 31, 2002 and 2001, they are comprised of the following (dollars in millions):

                                                                   December 31,
                                                                  --------------
                                                                  2002      2001
                                                                  ----      ----
Deferred gains on utility property                                $ 20      $ 20
Other                                                                6         7
                                                                  ----      ----
     Total regulatory liabilities                                 $ 26      $ 27
                                                                  ====      ====

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

UTILITY PLANT AND DEPRECIATION

     Utility plant is the term we use to describe the business property and equipment that supports electric service, consisting primarily of generation, transmission and distribution facilities. We report utility plant at its original cost, which includes:

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

     We record depreciation on utility property on a straight-line basis over the remaining useful life of the related assets. The approximate remaining average useful lives of our utility property at December 31, 2002 were as follows:

     *    Fossil plant - 22 years;
     *    Nuclear plant - 22 years;
     *    Transmission - 34 years;
     *    Distribution - 28 years; and
     *    Other utility property - 9 years.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the years 2000 through 2002 the depreciation rates, as prescribed by our regulators, ranged from a low of 1.51% to a high of 20%. The weighted-average rate was 3.35% for 2002 and 3.40% for 2001 and 2000. We depreciate non-utility property and equipment over the estimated useful lives of the related assets, ranging from 3 to 30 years.

EL DORADO INVESTMENTS

     El Dorado accounts for its investments using the consolidated (if controlled), equity (if significant influence) and cost (less than 20% ownership) methods. Beginning in the third quarter of 2002, El Dorado began consolidating the operations of NAC. See Note 22 for further details on El Dorado's investment in NAC.

CAPITALIZED INTEREST

     Capitalized interest represents the cost of debt funds used to finance construction projects. Plant construction costs, including capitalized interest, are expensed through depreciation when completed projects are placed into commercial operation. Capitalized interest does not represent current cash earnings. The rate used to calculate capitalized interest was a composite rate of 4.80% for 2002, 6.13% for 2001 and 6.62% for 2000.

ELECTRIC REVENUES

     Revenues related to the sale of energy are generally recorded when service is rendered or energy is delivered to customers. However, the determination of energy sales to individual Native Load customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading and the corresponding unbilled revenue are estimated. We exclude sales taxes on electric revenues from both revenue and taxes other than income taxes. Other than revenues and purchased power costs related to energy trading activities, revenues are reported on a gross basis in our Consolidated Statements of Income.

     All gains and losses (realized and unrealized) on energy trading contracts that qualify as derivatives are included in marketing and trading segment revenues on the Consolidated Statements of Income on a net basis.

SUNCOR

     SunCor recognizes revenue from land, home and qualifying commercial operating assets sales in full, provided (a) the income is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, SunCor is not obligated to perform significant activities after the sale to earn the income. Unless both conditions exist, recognition of all or part of the income is postponed. A single method of recognizing income is applied to all sales transactions within an entire home, land or commercial development project. Commercial property and management revenues are recorded over the term of the lease or period in which services are provided.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERCENTAGE OF COMPLETION - NAC

     Certain NAC contract revenues are accounted for under the percentage-of-completion method. Revenues are recognized based upon total costs incurred to date compared to total costs expected to be incurred for each contract. Revisions in contract revenue and cost estimates are reflected in the accounting period when known. Provisions are made for the full amounts of anticipated losses in the periods in which they are first determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income, and are recognized in the period in which revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred.

CASH AND CASH EQUIVALENTS

     For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

NUCLEAR FUEL

     APS charges nuclear fuel to fuel expense by using the unit-of-production method. The unit-of-production method is an amortization method based on actual physical usage. APS divides the cost of the fuel by the estimated number of thermal units it expects to produce with that fuel. APS then multiplies that rate by the number of thermal units produced within the current period. This calculation determines the current period nuclear fuel expense.

     APS also charges nuclear fuel expense for the permanent disposal of spent nuclear fuel. The DOE is responsible for the permanent disposal of spent nuclear fuel, and it charges APS $0.001 per kWh of nuclear generation. See Note 11 for information about spent nuclear fuel disposal and Note 12 for information on nuclear decommissioning costs.

INCOME TAXES

     Income taxes are provided using the asset and liability approach prescribed by SFAS No. 109, "Accounting for Income Taxes." We file our federal income tax return on a consolidated basis and we file our state income tax returns on a consolidated or unitary basis. In accordance with our intercompany tax sharing agreement, federal and state income taxes are allocated to each subsidiary as though each first-tier subsidiary filed a separate income tax return. Any difference between the aforementioned allocations and the consolidated (and unitary) income tax liability is attributed to the parent company.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REACQUIRED DEBT COSTS

     For debt related to the regulated portion of APS' business, APS amortizes those gains and losses incurred upon early retirement over the original remaining life of the debt. In accordance with the 1999 Settlement Agreement, APS is continuing to accelerate reacquired debt costs over an eight-year period that will end June 30, 2004. All regulatory asset amortization is included in depreciation and amortization expense in the Consolidated Statements of Income.

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

STOCK-BASED COMPENSATION

     In 2002, we began applying the fair value method of accounting for stock-based compensation, as provided for in SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value method of accounting is the preferred method. In accordance with the transition requirements of SFAS No. 123, we applied the fair value method prospectively, beginning with 2002 stock grants. In prior years, we recognized stock compensation expense based on the intrinsic value method allowed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees."

     The following chart compares our net income, stock compensation expense and earnings per share to what those items would have been if we had recorded stock compensation expense based on the fair value method for all stock grants through 2002 (dollars in thousands, except per share amounts):

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              2002         2001          2000
                                            ---------    ---------    ---------
Net Income:
  As reported                               $ 149,408    $ 312,166    $ 302,332
  Pro forma (fair value method)               148,013      309,874      301,102
Stock compensation expense (net of tax):
  As reported                                     300           --           --
  Pro forma (fair value method)                 1,395        2,292        1,230

Earnings per share - basic:
  As reported                               $    1.76    $    3.68    $    3.57
  Pro forma (fair value method)             $    1.74    $    3.66    $    3.55
Earnings per share - diluted:
  As reported                               $    1.76    $    3.68    $    3.56
  Pro forma (fair value method)             $    1.74    $    3.65    $    3.55

     In order to calculate the fair value of the 2002 stock option grants and the pro forma information above, we calculated the fair value of each fixed stock option in the incentive plans using the Black-Scholes option-pricing model. The fair value was calculated based on the date the option was granted. The following weighted-average assumptions were also used in order to calculate the fair value of the stock options:

                                                2002         2001         2000
                                               ------       ------       ------
Risk-free interest rate                          4.17%        4.08%        5.81%
Dividend yield                                   4.17%        3.70%        3.48%
Volatility                                      22.59%       27.66%       32.00%
Expected life (months)                             60           60           60

     See Note 16 for further discussion about our stock compensation plans.

2.   ACCOUNTING MATTERS

     On January 1, 2003 we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires the fair value of asset retirement obligations to be recorded as a liability, along with an offsetting plant asset, when the obligation is incurred. Accretion of the liability due to the passage of time will be an operating expense and the capitalized cost is depreciated over the useful life of the long-lived asset. (See Note 1 for more information regarding our previous accounting for removal costs.)

     We determined that we have asset retirement obligations for our nuclear facilities (nuclear decommissioning) and certain other fossil generation, transmission and distribution assets. On January 1, 2003 we recorded a liability of $219 million for our asset retirement obligations including the accretion impacts; a $67 million increase in the carrying amount of the associated assets; and a net reduction of $192 million in accumulated depreciation related primarily to the reversal of previously recorded accumulated decommissioning and other removal costs related to these obligations. Additionally, we recorded a net regulatory liability of $40 million for our asset retirement obligations

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to our regulated utility. This regulatory liability represents the difference between the amount currently being recovered in regulated rates and the amount calculated under SFAS No. 143. We believe we can recover in regulated rates the transition costs and ongoing current period costs calculated in accordance with SFAS No. 143.

     In November 2002, the EITF reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 specifically addresses how to determine whether an arrangement has identifiable, separable revenue-generating activities. EITF 00-21 does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention. EITF 00-21 is effective for revenue arrangements entered into after July 1, 2003. We are currently evaluating the impacts of this new guidance, but we do not believe it will have a material impact on our financial statements.

     On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business. This standard did not impact our financial statements at adoption. For each of the years 2002, 2001 and 2000, items requiring discontinued operations reporting were immaterial.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which, among other things, supersedes previous guidance for reporting gains and losses from extinguishment of debt. This standard did not impact our financial statements at adoption.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The guidance will be applied to exit or disposal activities initiated after December 31, 2002. This standard did not impact our financial statements at adoption.

     In 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs Related to Property, Plant, and Equipment." This proposed SOP would create a project timeline framework for capitalizing costs related to property, plant and equipment construction. It would require that property, plant and equipment assets be accounted for at the component level and require administrative and general costs incurred in support of capital projects to be expensed in the current period. In November 2002, the AICPA announced they would no longer issue general purpose SOPs. The work they have performed on the proposed SOP will be transitioned to the FASB staff. In February 2003, the FASB determined that the AICPA should continue their deliberations on certain aspects of the proposed SOP. We are waiting for further guidance from the FASB staff and the AICPA on the timing of the final guidance.

     See the following Notes for other new accounting standards:

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     * Notes 1 and 16 for a new accounting standard (SFAS No. 148) related to stock-based compensation;

     * Note 18 for a new EITF issue (EITF 02-3) related to accounting for energy trading contracts;

     *    Note 20 for a new interpretation (FIN No. 46) related to VIEs;

     * Note 21 for a new standard (SFAS No. 142) related to goodwill and intangible assets; and

     *    Note 23 for a new interpretation (FIN No. 45) on guarantees.

3.   REGULATORY MATTERS

ELECTRIC INDUSTRY RESTRUCTURING

STATE

     OVERVIEW On September 21, 1999, the ACC approved Rules that provide a framework for the introduction of retail electric competition in Arizona. On September 23, 1999, the ACC approved a comprehensive settlement agreement among APS and various parties related to the implementation of retail electric competition in Arizona. Under the Rules, as modified by the 1999 Settlement Agreement, APS was required to transfer all of its competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate or affiliates no later than December 31, 2002. Consistent with that requirement, APS had been addressing the legal and regulatory requirements necessary to complete the transfer of its generation assets to Pinnacle West Energy on or before that date. On September 10, 2002, the ACC issued the Track A Order, which, among other things, directed APS not to transfer its generation assets to Pinnacle West Energy. See "Track A Order" below.

     On September 16, 2002, APS filed an application with the ACC requesting the ACC to allow APS to borrow up to $500 million and to lend the proceeds to Pinnacle West Energy or to the Company; to guarantee up to $500 million of Pinnacle West Energy's or the Company's debt; or a combination of both, not to exceed $500 million in the aggregate. In its application, APS stated that the ACC's reversal of the generation asset transfer requirement and the resulting bifurcation of generation assets between APS and Pinnacle West Energy under different regulatory regimes result in Pinnacle West Energy being unable to attain investment-grade credit ratings. This, in turn, precludes Pinnacle West Energy from accessing capital markets to refinance the bridge financing provided by the Company to fund the construction of Pinnacle West Energy generation assets or from effectively competing in the wholesale markets. On March 27, 2003, the ACC authorized APS to lend up to $500 million to Pinnacle West Energy, guarantee up to $500 million of Pinnacle West Energy debt, or a combination of both, not to exceed $500 million in the aggregate. See "ACC Applications" below.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     COMPETITIVE PROCUREMENT PROCESS

     On September 10, 2002, the ACC issued an order that, among other things, established a requirement that APS competitively procure certain power requirements. On March 14, 2003, the ACC issued the Track B Order which documented the decision made by the ACC at its open meeting on February 27, 2003, addressing this requirement. Under the order, APS will be required to solicit bids for certain estimated capacity and energy requirements for periods beginning July 1, 2003. For 2003, APS will be required to solicit competitive bids for about 2,500 megawatts of capacity and about 4,600 gigawatt-hours of energy, or approximately 20% of APS' total retail energy requirements. The bid amounts are expected to increase in 2004 and 2005 based largely on growth in APS' retail load and APS' retail energy sales. The Track B Order also confirmed that it was "not intended to change the current rate base status of [APS'] existing assets." The order recognizes APS' right to reject any bids that are unreasonable, uneconomical or unreliable.

     APS expects to issue requests for proposals in March 2003 and to complete the selection process by June 1, 2003. Pinnacle West Energy will be eligible to bid to supply APS' electricity requirements. See "Track B Order" below.

     These regulatory developments and legal challenges to the Rules have raised considerable uncertainty about the status and pace of retail electric competition in Arizona. These matters are discussed in more detail below.

     1999 SETTLEMENT AGREEMENT

     The following are the major provisions of the 1999 Settlement Agreement, as approved by the ACC:

     * APS has reduced, and will reduce, rates for standard-offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% on July 1 for each of the years 1999 to 2003 for a total of 7.5%. Based on the price reductions authorized in the 1999 Settlement Agreement, there were retail price decreases of approximately $24 million ($14 million after taxes), effective July 1, 1999; approximately $28 million ($17 million after taxes), effective July 1, 2000; approximately $27 million ($16 million after taxes), effective July 1, 2001; and approximately $28 million ($17 million after taxes), effective July 1, 2002. The final price reduction is to be implemented July 1, 2003. For customers having loads of three MW or greater, standard-offer rates have been reduced in varying annual increments that total 5% in the years 1999 through 2002.

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

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     * APS' distribution system opened for retail access effective September 24, 1999. Customers were eligible for retail access in accordance with the phase-in adopted by the ACC under the Rules (see "Retail Electric Competition Rules" below), including an additional 140 MW being made available to eligible non-residential customers. APS opened its distribution system to retail access for all customers on January 1, 2001. The regulatory developments and legal challenges to the Rules discussed in this note have raised considerable uncertainty about the status and pace of electric competition in Arizona. Although some very limited retail competition existed in APS' service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to APS' customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS' service territory.

     * Prior to the 1999 Settlement Agreement, APS was recovering substantially all of its regulatory assets through July 1, 2004, pursuant to a 1996 regulatory agreement. In addition, the 1999 Settlement Agreement states that APS has demonstrated that its allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value (in 1999 dollars). APS will not be allowed to recover $183 million net present value (in 1999 dollars) of the above amounts. The 1999 Settlement Agreement provides that APS will have the opportunity to recover $350 million net present value (in 1999 dollars) through a competitive transition charge that will remain in effect through December 31, 2004, at which time it will terminate. The costs subject to recovery under the adjustment clause described above will be decreased or increased by any over/under-recovery due to sales volume variances.

     * APS will form, or cause to be formed, a separate corporate affiliate or affiliates and transfer to such affiliate(s) its competitive electric assets and services at book value as of the date of transfer, and will complete the transfers no later than December 31, 2002. APS will be allowed to defer and later collect, beginning July 1, 2004, 67% of its costs to accomplish the required transfer of generation assets to an affiliate. However, as noted above and discussed in greater detail below, in 2002 the ACC unilaterally modified this aspect of the 1999 Settlement Agreement by issuing an order preventing APS from transferring its generation assets.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     RETAIL ELECTRIC COMPETITION RULES

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

     * Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate or affiliates. Under the 1999 Settlement Agreement, APS received a waiver to allow transfer of its competitive electric assets and services to affiliates no later than December 31, 2002. However, as noted above and discussed in greater detail below, in 2002 the ACC reversed its decision, as reflected in the Rules, to require APS to transfer its generation assets.

     Under the 1999 Settlement Agreement, the Rules are to be interpreted and applied, to the greatest extent possible, in a manner consistent with the 1999 Settlement Agreement. If the two cannot be reconciled, APS must seek, and the other parties to the 1999 Settlement Agreement must support, a waiver of the Rules in favor of the 1999 Settlement Agreement.

     On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgment holding that the Rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted to the Arizona Attorney General for certification. The judgment also invalidates all ACC orders authorizing competitive electric service providers, including APS Energy Services, to operate in Arizona. We do not believe the ruling affects the 1999 Settlement Agreement. The 1999 Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to the fair value of APS' property in the order approving the 1999 Settlement Agreement. The ACC and other parties aligned with the ACC have

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

appealed the ruling to the Arizona Court of Appeals, as a result of which the Superior Court's ruling is automatically stayed pending further judicial review. That appeal is still pending. In a similar appeal concerning the issuance of competitive telecommunications CC&N's, the Arizona Court of Appeals invalidated rates for competitive carriers due to the ACC's failure to establish a fair value rate base for such carriers. That decision was upheld by the Arizona Supreme Court.

     PROVIDER OF LAST RESORT OBLIGATION

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

     GENERIC DOCKET

     In January 2002, the ACC opened a "generic" docket to "determine if changed circumstances require the [ACC] to take another look at electric restructuring in Arizona." In February 2002, the ACC docket relating to APS' October 2001 filing was consolidated with several other pending ACC dockets, including the generic docket. On May 2, 2002, the ACC issued a procedural order stating that hearings would begin on June 17, 2002 on various issues, including APS' planned divestiture of generation assets to Pinnacle West Energy and associated market and affiliate issues. The procedural order also stated that consideration of the competitive bidding process required by the Rules would proceed concurrently with the Track A issues.

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

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Provisions related to the wholesale competitive energy procurement process (Track B issues):

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

     On November 15, 2002, APS filed appeals of the Track A Order in the Maricopa County, Arizona Superior Court and in the Arizona Court of Appeals. ARIZONA PUBLIC SERVICE COMPANY VS. ARIZONA CORPORATION COMMISSION, CV 2002-0222
32. ARIZONA PUBLIC SERVICE COMPANY VS. ARIZONA CORPORATION COMMISSION, 1CA CC 02-0002. On December 13, 2002, APS and the ACC staff agreed to principles for resolving certain issues raised by APS in its appeals of the Track A Order. APS and the ACC are the only parties to the Track A Order appeals. The major provisions of this document include, among other things, the following:

     * The parties agreed that it would be appropriate for the ACC to consider the following matters in APS' upcoming general rate case, anticipated to be filed before June 30, 2003:

          * the generating assets to be included in APS' rate base, including the question of whether certain power plants currently owned by Pinnacle West Energy (specifically, Redhawk Units 1 and 2, West Phoenix Units 4 and 5, and Saguaro Unit 3) should be included in APS' rate base;

          * the appropriate treatment of the $234 million pretax asset write-off agreed to by APS as part of a 1999 settlement agreement approved by the ACC among APS and various parties related to the implementation of retail competition in Arizona; and

          * the appropriate treatment of costs incurred by APS in preparation for the previously anticipated transfer of generation assets to Pinnacle West Energy.

     * Upon the ACC's issuance of a final decision that is no longer subject to appeal approving the Financing Application, with appropriate conditions, APS' appeals of the Track A Order would be limited to the issues described in the preceding bullet points, each of which would be presented to the ACC for consideration prior to any final judicial resolution.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On February 21, 2003, a Notice of Claim was filed with the ACC and the Arizona Attorney General on behalf of APS, Pinnacle West and Pinnacle West Energy to preserve their and our rights relating to the Track A Order.

     TRACK B ORDER

     The ACC Staff has conducted workshops on the Track B issues with various parties to determine and define the appropriate process to be used for competitive power procurement. On September 10, 2002, the ACC issued an order that, among other things, established a requirement that APS competitively procure certain power requirements. On March 14, 2003, the ACC issued the Track B Order which documented the decision made by the ACC at its open meeting on February 27, 2003 addressing this requirement. The order adopted most of the provisions of an ACC ALJ's recommendation that was issued on January 30, 2003. Under the ACC's Track B Order, APS will be required to solicit bids for certain estimated capacity and energy requirements for periods beginning July 1, 2003. For 2003, APS will be required to solicit competitive bids for about 2,500 megawatts of capacity and about 4,600 gigawatt-hours of energy, or approximately 20% of APS' total retail energy requirements. The bid amounts are expected to increase in 2004 and 2005 based largely on growth in APS' retail load and APS' retail energy sales. The Track B Order also confirmed that it was "not intended to change the current rate base status of [APS'] existing assets."

     The order recognizes APS' right to reject any bids that are unreasonable, uneconomical or unreliable. The Track B procurement process will involve the ACC Staff and an independent monitor. The Track B Order also contains requirements relating to standards of conduct between APS and any affiliate of APS that may participate in the competitive solicitation, requires that APS treat bidders in a non-discriminatory manner and requires APS to file a protocol regarding short-term and emergency procurements. The order permits the provision of corporate oversight, support and governance as long as such activities do not favor Pinnacle West Energy in the procurement process or provide Pinnacle West Energy with confidential APS bidding information that is not available to other bidders. The order directs APS to evaluate bids on cost, reliability and reasonableness. The decision requires bidders to allow the ACC to inspect their plants and requires assurances of appropriate competitive market conduct from senior officers of such bidders. Following the solicitation, APS will prepare a report evaluating environmental issues relating to the procurement and a series of workshops on environmental risk management will be commenced thereafter.

     APS expects to issue requests for proposals in March 2003 and to complete the selection process by June 1, 2003. Pinnacle West Energy will be eligible to bid to supply APS' electricity requirements.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Financing Application addressed, among other things, the following matters:

     * APS noted that its April 19, 2002 filing with the ACC had sought unification of "[Pinnacle West Energy] Assets" (West Phoenix Units 4 and 5, Redhawk Units 1 and 2, and Saguaro Unit 3) and APS generation assets under a common financial and regulatory regime. APS further noted that the Track A Order's language regarding the treatment of the Pinnacle West Energy Assets for Track B purposes appears to postpone a decision regarding the inclusion of the Pinnacle West Energy Assets in APS' rate base, thereby effectively precluding the consolidation of the Pinnacle West Energy Assets at APS under a common financial and regulatory regime at the present time.

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

     * APS stated that the Track A Order's reversal of the generation asset transfer requirement and the resulting bifurcation of generation assets between APS and Pinnacle West Energy under different regulatory regimes result in Pinnacle West Energy being unable to attain investment-grade credit ratings. This, in turn, precludes Pinnacle West Energy from accessing capital markets to refinance the bridge financing provided by the Company to fund the construction of the Pinnacle West Energy Assets or from effectively competing in the wholesale markets. APS noted that Pinnacle West Energy had previously received investment-grade credit ratings contingent upon its receipt of APS generation assets and that the Company's credit ratings could be adversely affected if Pinnacle West Energy is unable to finance its capital requirements. On November 4, 2002, Standard & Poor's lowered the Company's senior unsecured debt rating from "BBB" to "BBB-."

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

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On March 27, 2003, the ACC approved the Financing Application, subject to the following principal conditions:

     *    any debt issued by APS pursuant to the order must be unsecured;

     * APS will be permitted to loan up to $500 million to Pinnacle West Energy (the "APS Loan"), guarantee up to $500 million of Pinnacle West Energy debt, or a combination of both, not to exceed $500 million in the aggregate;

     * the APS Loan must be callable and secured by certain Pinnacle West Energy assets;

     * the APS Loan must bear interest at a rate equal to 264 basis points above the interest rate on APS debt that could be issued and sold on equivalent terms (including, but not limited to, maturity and security);

     * the 264 basis points referred to in the previous bullet point will be capitalized as a deferred credit and used to offset retail rates in the future, with the deferred credit balance bearing an interest rate of six percent per annum;

     * the APS Loan must have a maturity date of not more than four years, unless otherwise ordered by the ACC;

     * any demonstrable increase in APS' cost of capital as a result of the transaction (such as from a decline in bond rating) will be excluded from future rate cases;

     * APS must maintain a common equity ratio of at least forty percent and may not pay common dividends if such payment would reduce its common equity ratio below that threshold, unless otherwise waived by the ACC. The ACC will process any waiver request within sixty days, and for this sixty-day period this condition will be suspended. However, this condition, which will continue indefinitely, will not be permanently waived without an order of the ACC; and

     * certain waivers of the ACC's affiliated interest rules previously granted to APS and its affiliates will be withdrawn and, during the term of the APS Loan, neither Pinnacle West nor Pinnacle West Energy may reorganize or restructure, acquire or divest assets, or form, buy or sell affiliates (each a "Covered Transaction"), or pledge or otherwise encumber the Pinnacle West

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Energy assets without prior ACC approval, except that the foregoing restrictions will not apply to the following categories of Covered
          Transactions:

          * Covered Transactions less than $100 million, measured on a cumulative basis over the calendar year in which the Covered Transactions are made;

          * Covered Transactions by SunCor of less than $300 million through 2005, consistent with SunCor's anticipated accelerated asset sales activity during those years;

          * Covered Transactions related to the payment of ongoing construction costs for Pinnacle West Energy's (a) West Phoenix Unit 5, located in Phoenix, with an expected commercial operation date in mid-2003, and (b) Silverhawk plant, located near Las Vegas, with an expected commercial operation date in mid-2004; and

          * Covered Transactions related to the sale of 25% of the Silverhawk plant to SNWA if SNWA exercises its existing purchase option to do so.

     The ACC also ordered the ACC staff to conduct an inquiry into our and our affiliates' compliance with the retail electric competition and related rules and decisions.

     In mid-2003, the Company will need to refinance approximately $475 million of parent company indebtedness. We expect that this indebtedness will be repaid through funds borrowed by Pinnacle West Energy from APS under the APS Loan.

     On November 22, 2002, the ACC approved APS' request to permit APS to (a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit in the amount of $125 million, or (b) guarantee $125 million of Pinnacle West's short-term debt, subject to certain conditions. See Note 5.

FEDERAL

     In July 2002, the FERC adopted a price mitigation plan that constrains the price of electricity in the wholesale spot electricity market in the western United States. The FERC has adopted a price cap of $250 per MWh for the period subsequent to October 31, 2002. Sales at prices above the cap must be justified and are subject to potential refund.

     On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking for Standard Market Design for wholesale electric markets. Voluminous comments and reply comments were filed on virtually every aspect of the proposed rule, and the FERC has announced that it will issue an additional white paper on the proposed Standard Market Design in April 2003. We are reviewing the proposed rulemaking and cannot currently predict what, if any, impact there may be to the Company if the FERC adopts the proposed rule or any modifications proposed in the comments.

GENERAL

     The regulatory developments and legal challenges to the Rules discussed in this Note have raised considerable uncertainty about the status and pace of retail electric competition in Arizona. Although some very limited retail competition existed in APS' service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to APS' customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS' service territory. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete in the new regulatory environment.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     4.   INCOME TAXES

     Certain assets and liabilities are reported differently for income tax purposes than they are for financial statements. The tax effect of these differences is recorded as deferred taxes. We calculate deferred taxes using the current income tax rates.

     APS has recorded a regulatory asset related to income taxes on its Balance Sheets in accordance with SFAS No. 71. This regulatory asset is for certain temporary differences, primarily the allowance for equity funds used during construction. APS amortizes this amount as the differences reverse. In accordance with ACC settlement agreements, APS is continuing to accelerate amortization of a regulatory asset related to income taxes over an eight-year period that will end June 30, 2004 (see Note 1). Accordingly, we are including this accelerated amortization in depreciation and amortization expense on our Consolidated Statements of Income.

     As a result of a change in IRS guidance, we claimed a tax deduction related to an APS tax accounting method change on the 2001 federal consolidated income tax return. The accelerated deduction has resulted in a $200 million reduction in the current income tax liability and a corresponding increase in the plant-related deferred tax liability. In 2002, we received an income tax refund of approximately $115 million related to our 2001 federal consolidated income tax return.

     The components of income tax expense for income before accounting change are (dollars in thousands):

                                                Year Ended December 31,
                                      -----------------------------------------
                                         2002            2001            2000
                                      ---------       ---------       ---------
Current:
  Federal                             $ (43,492)      $ 184,893       $ 189,779
  State                                 (14,732)         45,845          42,306
                                      ---------       ---------       ---------
Total current                           (58,224)        230,738         232,085

Deferred                                196,324         (17,203)        (37,885)
                                      ---------       ---------       ---------
Total income tax expense              $ 138,100       $ 213,535       $ 194,200
                                      =========       =========       =========

     The following chart compares pretax income at the 35% federal income tax rate to income tax expense (dollars in thousands):

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Year Ended December 31,
                                              ----------------------------------
                                                2002         2001        2000
                                              ---------    ---------   ---------
Federal income tax expense at 35%
  statutory rate                              $ 123,639    $ 189,316   $ 173,786
Increases (reductions) in tax expense
  resulting from:
  State income tax net of federal income
    tax benefit                                  16,478       23,353      19,848
  Other                                          (2,017)         866         566
                                              ---------    ---------   ---------
Income tax expense                            $ 138,100    $ 213,535   $ 194,200
                                              =========    =========   =========

     The following table sets forth the net deferred income tax liability recognized on the Consolidated Balance Sheets at December 31, 2002 and 2001 (dollars in thousands):

                                                             December 31,
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------
Current asset/(liability)                             $     4,094   $    (3,244)
Long term liability                                    (1,209,074)   (1,064,993)
                                                      -----------   -----------
Accumulated deferred income taxes - net               $(1,204,980)  $(1,068,237)
                                                      ===========   ===========

     The components of the net deferred income tax liability were as follows (dollars in thousands):

                                                             December 31,
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------
DEFERRED TAX ASSETS
  Pension liability                                   $    72,835   $    19,422
  Risk management and trading activities                   43,542        73,043
  Deferred gain on Palo Verde Unit 2 sale-leaseback        23,562        25,374
  Other                                                    99,054        90,580
                                                      -----------   -----------
Total deferred tax assets                                 238,993       208,419
                                                      -----------   -----------
DEFERRED TAX LIABILITIES
  Plant-related                                        (1,316,636)   (1,069,207)
  Regulatory asset for income taxes                       (80,635)     (121,757)
  Risk management and trading activities                  (46,702)      (85,692)
                                                      -----------   -----------
Total deferred tax liabilities                         (1,443,973)   (1,276,656)
                                                      -----------   -----------
Accumulated deferred income taxes - net               $(1,204,980)  $(1,068,237)
                                                      ===========   ===========

5.   LINES OF CREDIT AND SHORT-TERM BORROWINGS

     APS had committed lines of credit with various banks of $250 million at December 31, 2002 and 2001, which were available either to support the issuance of commercial paper or to be used for bank borrowings. These lines of credit

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

mature in June 2003. The commitment fees at December 31, 2002 and 2001 for these lines of credit were 0.09% per annum. APS had no bank borrowings outstanding under these lines of credit at December 31, 2002 and 2001.

     APS had no commercial paper borrowings outstanding at December 31, 2002 and $171 million at December 31, 2001. The weighted average interest rate on commercial paper borrowings was 2.47% for the year ended December 31, 2002 and 4.72% for the year ended December 31, 2001. By Arizona statute, APS' short-term borrowings cannot exceed 7% of its total capitalization unless approved by the ACC.

     Pinnacle West had committed lines of credit of $475 million at December 31, 2002 and $250 million at December 31, 2001, which were available either to support the issuance of commercial paper or to be used for bank borrowings. Outstanding amounts at December 31, 2002 were $72 million, and there were no short-term bank borrowings outstanding at December 31, 2001. The commitment fees ranged from 0.10% to 0.15% in 2002 and 2001. Pinnacle West commercial paper borrowings outstanding were $24 million at December 31, 2002 and $235 million at December 31, 2001. The weighted average interest rate on commercial paper borrowings was 2.06% for the year ended December 31, 2002 and 3.50% for the year ended December 31, 2001.

     On July 31, 2002, Pinnacle West completed a $300 million bank credit facility, which was subsequently reduced to $225 million by applying $75 million of the proceeds from the equity offering in December 2002 (see Note 7). The borrowings are LIBOR-based, can be drawn upon as needed and are expected to be used primarily to fund Pinnacle West Energy capital requirements. The facility matures in July 2003. The majority of these borrowings were used to fund Pinnacle West Energy capital expenditures. At December 31, 2002, Pinnacle West had borrowed $67 million under the credit facility.

     On November 22, 2002, the ACC approved APS' request to permit APS to (a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit in the amount of $125 million, or (b) guarantee $125 million of Pinnacle West's short-term debt, subject to certain conditions. This interim loan matures in December 2003. There have been no borrowings on this line.

     SunCor had revolving lines of credit totaling $140 million at December 31, 2002 and 2001. The commitment fees were 0.125% in 2002 and 2001. SunCor had $126 million outstanding at December 31, 2002 and $128 million outstanding at December 31, 2001. The balance is included in long-term debt on the Consolidated Balance Sheets (see Note 6). SunCor had short-term loans in the amount of $6 million at December 31, 2002 and no short-term loans outstanding at December 31, 2001.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   LONG-TERM DEBT

     Borrowings under the APS mortgage bond indenture are secured by substantially all utility plant. APS also has unsecured debt. SunCor's debt is collateralized by interests in certain real property and Pinnacle West's debt is unsecured. The following table presents the components of long-term debt on the Consolidated Balance Sheets outstanding at December 31, 2002 and 2001 (dollars in thousands):

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      December 31,
                                             Maturity           Interest      ----------------------------
                                             Dates (a)            Rates           2002            2001
                                             ---------            -----       -----------      -----------
APS
First mortgage bonds                           2002               8.125%(b)   $        --      $   125,000
                                               2004               6.625%           80,000           80,000
                                               2023               7.25%            54,150           54,150
                                               2024               8.75%(c)             --          121,668
                                               2025               8.0%             33,075           33,075
                                               2028               5.5%             25,000           25,000
                                               2028               5.875%          154,000          154,000
Unamortized discount and premium                                                   (6,337)          (5,266)
Pollution control bonds                      2024-2034           (d)              386,860          386,860
Pollution control bonds                        2029               3.30%(e)             --           90,000
Pollution control bonds with senior
  notes (f)                                    2029               5.05%            90,000               --
Unsecured notes                                2004               5.875%          125,000          125,000
Unsecured notes                                2005               6.25%           100,000          100,000
Unsecured notes                                2005               7.625%          300,000          300,000
Unsecured notes                                2011               6.375%          400,000          400,000
Unsecured notes                                2012               6.50%           375,000               --
Senior notes (g)                               2006               6.75%            83,695           83,695
Capitalized lease obligations                2003-2012            5.78%            20,400            1,343
                                                                              -----------      -----------
  Subtotal                                                                      2,220,843        2,074,525
                                                                              -----------      -----------
SUNCOR
Revolving credit                             2003-2004           (h)              125,500          128,000
Notes payable                                2003-2008           (i)                7,646            7,912
Bonds payable                                  2024               5.95%             5,090            5,215
Bonds payable                                  2026               6.75%             7,500            7,500
Capitalized lease obligations                2003-2007            8.91%             1,299               --
                                                                              -----------      -----------
  Subtotal                                                                        147,035          148,627
                                                                              -----------      -----------
PINNACLE WEST
Senior notes                                 2003-2006           (j)              540,000          325,000
Unamortized discount and premium                                                     (530)              --
Floating rate notes                            2003              (k)              250,000          250,000
Capitalized lease obligations                2004-2007            5.48%             1,999            1,066
                                                                              -----------      -----------
  Subtotal                                                                        791,469          576,066
                                                                              -----------      -----------
EL DORADO
Construction loan                              2005               1.77%             2,600               --
Capitalized lease obligations                2004-2005            7.04%               771               --
                                                                              -----------      -----------
  Subtotal                                                                          3,371               --
                                                                              -----------      -----------
Total long-term debt                                                            3,162,718        2,799,218
  Less current maturities                                                         281,023          126,140
                                                                              -----------      -----------
TOTAL LONG-TERM DEBT
  LESS CURRENT
  MATURITIES                                                                  $ 2,881,695      $ 2,673,078
                                                                              ===========      ===========

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) This schedule does not reflect the timing of redemptions that may occur prior to maturity.
(b) On March 15, 2002, APS redeemed at maturity $125 million of its First Mortgage Bonds, 8.125% Series due 2002.
(c) On April 15, 2002, APS redeemed $122 million of its First Mortgage Bonds, 8.75% Series due 2024.
(d) The weighted-average rate was 1.94% at December 31, 2002 and 2.55% at December 31, 2001. Changes in short-term interest rates would affect the costs associated with this debt.
(e) In November 2001, these bonds were converted to a one-year fixed rate of 3.30%. These bonds were previously adjustable rate and, from January 1, 2001 until October 31, 2001, the weighted average rate was 2.72%.
(f) On November 1, 2002, Maricopa County, Arizona Pollution Control Corporation issued $90 million of 5.05% Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Palo Verde Project) 2002 Series A, due 2029, and loaned the proceeds to APS pursuant to a loan agreement. The bonds were issued to refinance $90 million of outstanding pollution control bonds. The bondholders were issued $90 million of first mortgage bonds (senior note mortgage bonds) as collateral.
(g) APS currently has outstanding $84 million of first mortgage bonds (senior note mortgage bonds) issued to the senior note trustee as collateral for the senior notes, as well as the $90 million issue discussed in footnote
     (f) above. The senior note mortgage bonds have the same interest rate, interest payment dates, maturity and redemption provisions as the senior notes. APS' payments of principal, premium and/or interest on the senior notes satisfy its corresponding payment obligations on the senior note mortgage bonds. As long as the senior note mortgage bonds secure the senior notes, the senior notes will effectively rank equally with the first mortgage bonds. When APS repays all of its first mortgage bonds, other than those that secure senior notes, the senior note mortgage bonds will no longer secure the senior notes and will cease to be outstanding.
(h) The weighted-average rate was 3.75% at December 31, 2002 and was 5.31% at December 31, 2001. Interest for 2002 and 2001 was based on LIBOR plus 2% or prime plus 0.5%.
(i) Multiple notes primarily with variable interest rates based mostly on the lenders' prime plus 1.75% and lenders' prime plus .25%.
(j) Includes three series of notes: $25 million at 6.87% due in 2003, $300 million at 6.4% due in 2006 and $215 million at 4.5% due in 2004 as of December 31, 2002.
(k) The weighted average rate was 2.85% at December 31, 2002 and was 4.65% at December 31, 2001. Interest for 2002 and 2001 was based on LIBOR plus 0.98%.

     Pinnacle West's and APS' significant debt covenants related to their respective financing arrangements include a debt-to-total-capitalization ratio and an interest coverage test. Pinnacle West and APS are in compliance with such covenants and each anticipates it will continue to meet all the significant covenant requirement levels. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.

     Neither Pinnacle West's nor APS' financing agreements contain "ratings triggers" that would result in an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a ratings downgrade, Pinnacle West and/or APS may be subject to increased interest costs under certain financing agreements.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     All of Pinnacle West's bank agreements contain "cross-default" provisions under which a default by it or APS in a specified amount under another agreement would result in a default and the potential acceleration of payment under the agreements. All of APS' bank agreements contain cross-default provisions under which a default by APS in a specified amount under another agreement would result in a default and the potential acceleration of payment under the agreements. Pinnacle West's and APS' credit agreements generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in the borrower's financial condition or financial prospects.

     The following is a list of payments due on total long-term debt and capitalized lease requirements through 2007:

     *    $281 million in 2003;
     *    $552 million in 2004;
     *    $405 million in 2005;
     *    $390 million in 2006;
     *    $3 million in 2007; and
     *    $1,539 million, thereafter.

     APS' first mortgage bondholders share a lien on substantially all utility plant assets (other than nuclear fuel and transportation equipment and other excluded assets). The mortgage bond indenture restricts the payment of common stock dividends under certain conditions. APS may pay dividends on its common stock if there is a sufficient amount "available" from retained earnings and the excess of cumulative book depreciation (since the mortgage's inception) over mortgage depreciation, which is the cumulative amount of additional property pledged each year to address collateral depreciation. As of December 31, 2002, the amount "available" under the mortgage would have allowed APS to pay approximately $3 billion of dividends compared to APS' current annual common stock dividends of $170 million.

7.   COMMON STOCK AND TREASURY STOCK

     Our common stock and treasury stock activity during each of the three years 2002, 2001 and 2000 is as follows (dollars in thousands, except shares):

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               COMMON STOCK                 TREASURY STOCK
                                         -------------------------     -------------------------
                                           SHARES        AMOUNT          SHARES        AMOUNT
                                         ----------    -----------     ----------    -----------
Balance at December 31, 1999             84,824,947    $ 1,540,197        (74,844)   $    (2,748)
  Purchase of treasury stock                                             (300,800)       (12,968)
  Reissuance of treasury stock
    for stock compensation (net)                                          266,006         10,627
  Other                                                     (2,277)
                                         ----------    -----------     ----------    -----------
Balance at December 31, 2000             84,824,947      1,537,920       (109,638)        (5,089)

  Purchase of treasury stock                                             (334,600)       (16,393)
  Reissuance of treasury stock
    for stock compensation (net)                                          342,931         15,596
  Other                                                       (996)
                                         ----------    -----------     ----------    -----------
Balance at December 31, 2001             84,824,947      1,536,924       (101,307)        (5,886)

  Common stock issuance -
    December 23, 2002                     6,555,000        199,238
  Purchase of treasury stock                                             (150,500)        (5,971)
  Reissuance of treasury stock
    for stock compensation (net)                                          126,977          7,499
  Other                                                      1,096
                                         ----------    -----------     ----------    -----------
Balance at December 31, 2002             91,379,947    $ 1,737,258       (124,830)   $    (4,358)
                                         ==========    ===========     ==========    ===========

8.   RETIREMENT PLANS AND OTHER BENEFITS

PENSION PLANS

     Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. Effective January 1, 2003, Pinnacle West sponsored a new account balance pension plan for all new employees in place of the defined benefit plan and, effective April 1, 2003, the new plan will be offered as an alternative to the defined benefit plan for all existing employees. A defined benefit plan specifies the amount of benefits a plan participant is to receive using information about the participant. The pension plan covers nearly all of our employees. The supplemental excess benefit plan covers officers of the company and highly compensated employees designated for participation by the Board of Directors. Our employees do not contribute to the plans. Generally, we calculate the benefits based on age, years of service and pay. We fund the qualified plan by contributing at least the minimum amount required under IRS regulations but no more than the maximum tax-deductible amount. The assets in the qualified plan at December 31, 2002 were mostly domestic common stocks and bonds and real estate.

     Total pension expense, including administrative costs and after consideration of amounts capitalized or billed to electric plant participants, was:

     *    $14 million in 2002;
     *    $11 million in 2001; and

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     *    $6 million in 2000.

     The following table shows the components of net periodic pension cost before consideration of amounts capitalized or billed to electric plant participants for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

                                                          2002        2001        2000
                                                        --------    --------    --------
Service cost - benefits earned during the period        $ 30,333    $ 27,640    $ 26,040
Interest cost on projected benefit obligation             71,242      66,549      61,625
Expected return on plan assets                           (75,652)    (77,340)    (77,231)
Amortization of:
  Transition asset                                        (3,227)     (3,227)     (3,227)
  Prior service cost                                       2,912       3,008       2,370
  Net actuarial loss/(gain)                                1,846         907      (1,190)
                                                        --------    --------    --------
Net periodic pension cost                               $ 27,454    $ 17,537    $  8,387
                                                        ========    ========    ========

     The following table shows a reconciliation of the funded status of the plans to the amounts recognized in the Consolidated Balance Sheets as of December 31, 2002 and 2001 (dollars in thousands):

                                                           2002         2001
                                                        ----------    ---------
Funded status - pension plan assets less than
  projected benefit obligation                          $ (348,770)   $(166,773)
Unrecognized net transition asset                          (10,327)     (13,554)
Unrecognized prior service cost                             23,148       26,170
Unrecognized net actuarial losses                          293,223      108,422
                                                        ----------    ---------
Accrued pension benefit liability recognized in the
  Consolidated Balance Sheets                           $  (42,726)   $ (45,735)
                                                        ==========    =========

     The following table sets forth the defined benefit pension plans' change in projected benefit obligation for the plan years 2002 and 2001 (dollars in thousands):

                                                           2002          2001
                                                        ----------    ---------
Projected pension benefit obligation at
  beginning of year                                     $  931,646    $ 840,485
Service cost                                                30,333       27,640
Interest cost                                               71,242       66,549
Benefit payments                                           (35,230)     (33,282)
Actuarial losses                                            71,696       21,632
Plan amendments                                               (110)       8,622
                                                        ----------    ---------
Projected pension benefit obligation at end of year     $1,069,577    $ 931,646
                                                        ==========    =========

     The following table sets forth the qualified defined benefit pension plans' change in the fair value of plan assets for the plan years 2002 and 2001 (dollars in thousands):

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            2002         2001
                                                         ---------    ---------
Fair value of pension plan assets at beginning of year   $ 764,873    $ 775,196
Actual loss on plan assets                                 (36,966)     (22,876)
Employer contributions                                      26,600       44,200
Benefit payments                                           (33,700)     (31,647)
                                                         ---------    ---------
Fair value of pension plan assets at end of year         $ 720,807    $ 764,873
                                                         =========    =========

     The following table sets forth the defined benefit pension plans' amounts recognized in the Consolidated Balance Sheets at December 31, 2002 and 2001 (dollars in thousands):

                                                            2002         2001
                                                         ---------    ---------
Accrued pension benefit liability                        $ (42,726)   $ (45,735)
Additional minimum liability                              (141,155)      (3,297)
Intangible asset                                            23,148        1,697
Accumulated other comprehensive loss - pretax              118,007        1,600

     The following table shows the accumulated benefit obligation in relation to the fair value of plan assets for the plan years 2002 and 2001 (dollars in thousands):

                                                            2002         2001
                                                         ----------   ---------
Projected benefit obligation                             $1,069,577   $ 931,646
Accumulated benefit obligation                              904,687     752,230
Fair value of plan assets                                   720,807     764,873

     The following are weighted-average assumptions as of December 31, 2002 and 2001:

                                                            2002         2001
                                                         ----------   ---------
Discount rate                                                6.75%       7.50%
Rate of increase in compensation levels                      4.00%       4.00%
Expected long-term rate of return on assets                  9.00%      10.00%

EMPLOYEE SAVINGS PLAN BENEFITS

     Pinnacle West sponsors a defined contribution savings plan for the employees of Pinnacle West and our subsidiaries. In a defined contribution savings plan, the benefits a participant will receive result from regular contributions they make to a participant account. Under this plan, we make matching contributions in Pinnacle West stock to participant accounts. After a five-year vesting period, participants have a choice to change the employer

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contribution match to other investments. At December 31, 2002, approximately 25% of total plan assets were in Pinnacle West stock. We recorded expenses for this plan of approximately $5 million for 2002 and 2001 and $4 million for 2000.

OTHER POSTRETIREMENT BENEFITS

     Pinnacle West sponsors other postretirement benefits for the employees of Pinnacle West and our subsidiaries. We provide medical and life insurance benefits to retired employees. Employees must retire to become eligible for these retirement benefits, which are based on years of service and age. For the medical insurance plans, retirees make contributions to cover a portion of the plan costs. For the life insurance plan, retirees do not make contributions. We retain the right to change or eliminate these benefits.

     Funding is based upon actuarially determined contributions that take tax consequences into account. Plan assets consist primarily of domestic stocks and bonds. The other postretirement benefit expense, after consideration of amounts capitalized or billed to electric plant participants, was:

     *    $12 million for 2002;
     *    $6 million for 2001; and
     *    $3 million for 2000.

     The following table shows the components of net periodic other postretirement benefit costs before consideration of amounts capitalized or billed to electric plant participants for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

                                                          2002        2001        2000
                                                        --------    --------    --------
Service cost - benefits earned during the period        $ 12,036    $  9,438    $  8,613
Interest cost on accumulated benefit obligation           25,235      21,585      19,315
Expected return on plan assets                           (21,116)    (21,985)    (22,381)
Amortization of:
  Transition obligation                                    4,001       7,698       7,698
  Prior service credit                                       (75)         --          --
  Net actuarial loss/(gain)                                3,072      (4,066)     (7,983)
                                                        --------    --------    --------
Net periodic other postretirement benefit cost          $ 23,153    $ 12,670    $  5,262
                                                        ========    ========    ========

     The following table shows a reconciliation of the funded status of the plan to the amounts recognized in the Consolidated Balance Sheets at December 31, 2002 and 2001 (dollars in thousands):

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       2002           2001
                                                                    ---------      ---------
Funded status - other postretirement plan assets less
  than accumulated other postretirement benefit obligation          $(186,400)     $ (80,544)
Unrecognized net obligation at transition                              36,489         84,748
Unrecognized prior service credit                                      (1,673)            --
Unrecognized net actuarial loss/(gain)                                148,268         (8,606)
                                                                    ---------      ---------
Net other postretirement benefit liability recognized in the
  Consolidated Balance Sheets                                       $  (3,316)     $  (4,402)
                                                                    =========      =========

     The following table sets forth the other postretirement benefit plan's change in accumulated postretirement benefit obligation for the plan years 2002 and 2001 (dollars in thousands):

                                                                       2002           2001
                                                                    ---------      ---------
Accumulated other postretirement benefit obligation at
  beginning of year                                                 $ 318,355      $ 264,006
Service cost                                                           12,036          9,438
Interest cost                                                          25,235         21,585
Benefit payments                                                      (10,473)       (10,194)
Actuarial losses                                                      108,979         33,520
Plan amendments                                                       (44,258)(a)         --
                                                                    ---------      ---------
Accumulated other postretirement benefit obligation at
  end of year                                                       $ 409,874      $ 318,355
                                                                    =========      =========

(a) The plan was amended January 1, 2002 to increase the deductibles, out-of-pocket maximums and prescription drug co-pays. The plan was amended in June 2002 to increase the participants' portion of premiums.

     The following table sets forth the other postretirement benefit plan's change in the fair value of plan assets for the plan years 2002 and 2001 (dollars in thousands):

                                                            2002         2001
                                                         ---------    ---------
Fair value of other postretirement benefit plan
  assets at beginning of year                            $ 237,810    $ 249,154
Actual loss on plan assets                                 (27,802)     (12,550)
Employer contributions                                      23,600       11,400
Benefit payments                                           (10,134)     (10,194)
                                                         ---------    ---------
Fair value of other postretirement benefit plan
  assets at end of year                                  $ 223,474    $ 237,810
                                                         =========    =========

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following are weighted-average assumptions as of December 31, 2002 and 2001:

                                                               2002       2001
                                                             -------    -------
Discount rate                                                  6.75%      7.50%
Expected long-term rate of return on assets - pretax           9.00%     10.00%
Expected long-term rate of return on assets - after tax        7.84%      8.71%
Initial health care cost trend rate - under age 65             8.00%      7.00%
Initial health care cost trend rate - age 65 and over          8.00%      7.00%
Ultimate health care cost trend rate                           5.00%      5.00%
Year ultimate health care trend rate is reached                2007       2006

     The following table shows the effect of a 1% increase or decrease in the initial and ultimate health care expense and cost trend rate (dollars in millions):

                                                               1% increase      1% decrease
                                                               -----------      -----------
Effect on the 2002 other postretirement benefit expense,
  after consideration of amounts capitalized or billed
  to electric plant participants                                   $  5            $ (4)
Effect on the 2002 service and interest cost components of
  net periodic other postretirement benefit costs                     7              (6)
Effect on the accumulated other postretirement benefit
  obligation at December 31, 2002                                    54             (43)

SEVERANCE CHARGES

     In July 2002, we implemented a voluntary workforce reduction as part of our cost reduction program. We recorded $36 million before taxes in voluntary severance costs in 2002. No further charges are expected.

9.   LEASES

     In 1986, APS sold about 42% of its share of Palo Verde Unit 2 and certain common facilities in three separate sale-leaseback transactions. APS accounts for these leases as operating leases. The gain resulting from the transaction of approximately $140 million was deferred and is being amortized to operations and maintenance expense over 29.5 years, the original term of the leases. There are options to renew the leases for two additional years and to purchase the property for fair market value at the end of the lease terms. Consistent with the ratemaking treatment, a regulatory asset is recognized for the difference between lease payments and rent expense calculated on a straight-line basis. See
Note 20 for a discussion of VIEs, including the SPEs involved in the Palo Verde sale-leaseback transactions.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In addition, we lease certain land, buildings, equipment, vehicles and miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates.

     Total lease expense recognized in the Consolidated Statements of Income was $62 million in 2002, $56 million in 2001 and $58 million in 2000.

     The amounts to be paid for the Palo Verde Unit 2 leases are approximately $49 million per year for the years 2003 to 2015.

     In accordance with the 1999 Settlement Agreement and previous settlement agreements, APS is continuing to accelerate amortization of the regulatory asset for leases over an eight-year period that will end June 30, 2004 (see Note 1). All regulatory asset amortization is included in depreciation and amortization expense in the Consolidated Statements of Income. The balance of this regulatory asset at December 31, 2002 was $14 million.

     Estimated future minimum lease payments for our operating leases are approximately as follows (dollars in millions):

                           Year
                    ------------------
                           2003              $  70
                           2004                 66
                           2005                 64
                           2006                 63
                           2007                 63
                        Thereafter             478
                                             -----
                    Total future lease
                        commitments          $ 804
                                             =====

10.  JOINTLY-OWNED FACILITIES

     APS shares ownership of some of its generating and transmission facilities with other companies. The following table shows APS' interest in those jointly-owned facilities recorded on the Consolidated Balance Sheets at December 31, 2002. APS' share of operating and maintaining these facilities is included in the Consolidated Statements of Income in operations and maintenance expense.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       PERCENT                             CONSTRUCTION
                                                       OWNED BY           PLANT IN         ACCUMULATED         WORK IN
                                                         APS              SERVICE          DEPRECIATION        PROGRESS
                                                         ---              -------          ------------        --------
                                                                              (dollars in thousands)
Generating facilities:
  Palo Verde Nuclear Generating Station
    Units 1 and 3                                      29.1%             $1,829,225         $(905,278)          $17,428
  Palo Verde Nuclear Generating Station
    Unit 2 (see Note 9)                                17.0%                574,745          (289,049)           68,475
  Four Corners Steam Generating Station
    Units 4 and 5                                      15.0%                153,559           (82,434)              500
  Navajo Steam Generating Station
    Units 1, 2 and 3                                   14.0%                235,743          (110,923)            3,010
  Cholla Steam Generating Station
    Common Facilities (a)                              62.8%(b)              76,322           (42,608)            1,733
Transmission facilities:
  ANPP 500KV System                                    35.8%(b)              68,314           (25,655)               31
  Navajo Southern System                               31.4%(b)              27,129           (17,405)              664
  Palo Verde-Yuma 500KV System                         23.9%(b)               9,591            (4,168)              383
  Four Corners Switchyards                             27.5%(b)               3,071            (1,979)               --
  Phoenix-Mead System                                  17.1%(b)              36,418            (2,906)               --
  Palo Verde - Estrella 500KV System                   50.0%(b)                  --                --            50,450

(a) PacifiCorp owns Cholla Unit 4 and APS operates the unit for PacifiCorp. The common facilities at the Cholla Plant are jointly-owned.

(b)  Weighted average of interests.

11.  COMMITMENTS AND CONTINGENCIES

ENRON

     We recorded charges totaling $21 million before income taxes for exposure to Enron and its affiliates in the fourth quarter of 2001. This amount is comprised of a $15 million reserve for the Company's net exposure to Enron and its affiliates and additional expenses of $6 million primarily related to 2002 power contracts with Enron that were canceled. These charges take into consideration our rights of set-off with respect to the Enron related contractual obligations. The APS portion of the write-off was $13 million. The basis of the set-offs included, but was not limited to, provisions in the various contractual arrangements with Enron and its affiliates, including an International Swaps and Derivative Agreement (ISDA) between APS and Enron North America. The write-off is also net of the expected recovery based on secondary market quotes from the bond market. The amounts were written-off from the balances of the related assets and liabilities from risk management and trading activities on the Consolidated Balance Sheets.

PALO VERDE NUCLEAR GENERATING STATION

     Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

before 2010 and it does not intend to begin accepting spent nuclear fuel prior to that date. In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE's delay, a number of utilities filed damages actions against the DOE in the Court of Federal Claims.

     In February 2002, the Secretary of Energy recommended to President Bush that the Yucca Mountain, Nevada site be developed as a permanent repository for spent nuclear fuel. The President transmitted this recommendation to Congress and the State of Nevada vetoed the President's recommendation. Congress approved the Yucca Mountain site, overriding the Nevada veto. It is now expected that the DOE will submit a license application to the NRC in late 2004.

     APS has existing fuel storage pools at Palo Verde and is in the process of completing construction of a new facility for on-site dry storage of spent nuclear fuel. With the existing storage pools and the addition of the new facility, APS believes spent nuclear fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation through the term of the operating license for each Palo Verde unit.

     Although some low-level waste has been stored on-site in a low-level waste facility, APS is currently shipping low-level waste to off-site facilities. APS currently believes interim low-level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

     APS currently estimates it will incur $115 million (in 2002 dollars) over the life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. As of December 31, 2002, APS had spent $2 million and recorded accumulated spent nuclear fuel amortization of $44 million and a regulatory asset of $46 million for on-site interim spent nuclear fuel storage costs related to nuclear fuel burned to date.

     The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million ($300 million effective January 1, 2003) and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per incident. Based on APS' interest in the three Palo Verde units, APS' maximum potential assessment per incident for all three units is approximately $77 million, with an annual payment limitation of approximately $9 million.

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

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any of the three units. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

PURCHASED POWER AND FUEL COMMITMENTS

     APS and Pinnacle West are parties to various purchased power and fuel contracts with terms expiring from 2003 through 2025 that include required purchase provisions. We estimate the contract requirements to be approximately $173 million in 2003; $82 million in 2004; $28 million in 2005; $31 million in 2006; $17 million in 2007 and $162 million thereafter. However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances.

     Of the various purchased power and fuel contracts mentioned above some of those contracts have take-or-pay provisions. The contracts APS has for the supply of its coal and nuclear fuel supply have take-or-pay provisions. The current take-or-pay nuclear fuel contracts expire in 2003 and had not been renewed as of December 31, 2002. The current take-or-pay coal contracts have terms that expire in 2007.

     The following table summarizes the estimated take-or-pay commitments for the existing terms (dollars in millions):

                                                     Estimated
                                              Years Ending December 31,
                                    --------------------------------------------
                                    2003      2004      2005      2006      2007
                                    ----      ----      ----      ----      ----
Coal                                $ 43      $ 44      $  9      $  9      $  9
Nuclear Fuel                          22        --        --        --        --
                                    ----      ----      ----      ----      ----
Total take-or-pay
  commitments (a)                   $ 65      $ 44      $  9      $  9      $  9
                                    ====      ====      ====      ====      ====

(a) Total take-or-pay commitments are approximately $136 million. The total net present value of these commitments is approximately $119 million.

COAL MINE RECLAMATION OBLIGATIONS

     APS must reimburse certain coal providers for amounts incurred for coal mine reclamation. Our coal mine reclamation obligation is about $59 million at December 31, 2002 and is included in deferred credits-other in the Consolidated Balance Sheets.

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

CALIFORNIA ENERGY MARKET ISSUES AND REFUNDS IN THE PACIFIC NORTHWEST

     In July 2001, the FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. This order calls for a hearing, with findings of fact due to the FERC after the ISO and PX provide necessary historical data. The FERC directed

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an ALJ to make findings of fact with respect to: (1) the mitigated price in each hour of the refund period; (2) the amount of refunds owed by each supplier according to the methodology established in the order; and (3) the amount currently owed to each supplier (with separate quantities due from each entity) by the CAISO, the California Power Exchange, the investor-owned utilities and the State of California.

     APS was a seller and a purchaser in the California markets at issue, and to the extent that refunds are ordered, APS should be a recipient as well as a payor of such amounts. On December 12, 2002, the ALJ issued Proposed Findings of Fact with respect to the refunds. On March 26, 2003, the FERC adopted the great majority of the proposed findings, revising only the calculation of natural gas prices for the final determination of mitigated prices in the California markets. Sellers who may actually have paid more for natural gas than the proxy prices adopted by the FERC have 40 days in which to submit necessary data to the FERC, after which a technical conference will be held. Finalization of refund amounts is expected in mid-2003. APS does not anticipate material changes in its exposure and still believes, subject to the finalization of the revised proxy prices, that it will be entitled to a net refund.

     On November 20, 2002, the FERC reopened discovery in these proceedings pursuant to instructions of the United States Court of Appeals for the Ninth Circuit, that the FERC permit parties to offer additional evidence of potential market manipulation for the period January 1, 2000 through June 20, 2001. Parties have submitted additional evidence and proposed findings, which the FERC continues to consider.

     The FERC also ordered an evidentiary proceeding to discuss and evaluate possible refunds for the Pacific Northwest. The FERC required that the record establish the volume of the transactions, the identification of the net sellers and net buyers, the price and terms and conditions of the sales contracts and the extent of potential refunds. On September 24, 2001, an ALJ concluded that prices in the Pacific Northwest during the period December 25, 2000 through June 20, 2001 were the result of a number of factors in addition to price signals from the California markets, including the shortage of supply, excess demand, drought and increased natural gas prices. Under these circumstances, the ALJ ultimately concluded that the prices in the Pacific Northwest were not unreasonable or unjust and refunds should not be ordered in this proceeding. The FERC is currently reviewing the ALJ's report and recommendations.

     On December 19, 2002, the FERC opened a new discovery period to permit the parties to offer additional evidence for the period January 1, 2000 through June 20, 2001. Additional evidence has been submitted and a FERC decision on the newly submitted evidence is expected soon. Based on public comments from the FERC, it is anticipated that this case will be sent back to the ALJ for further proceedings on spot market and balance of month transactions.

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

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On March 26, 2003, FERC made public a Final Report on Price Manipulation in Western Markets, prepared by its Staff and covering spot markets in the West in 2000 and 2001. The report stated that a significant number of entities who participated in the California markets during 2000-2001 time period, including APS, may potentially have been involved in arbitrage transactions that allegedly violated certain provisions of the ISO tariff. The report also recommended that the FERC issue an order to show cause why these transactions did not violate the ISO tariff, with potential disgorgement of any unjust profits. Although APS has not yet had an opportunity to review the transactions at issue, it believes that it was not engaged in any such improper transactions. Based on the information available, it also appears that such transactions would not have a material adverse impact on our financial position, results of operations or liquidity.

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

     CALIFORNIA ENERGY MARKET LITIGATION On March 19, 2002, the State of California filed a complaint with the FERC alleging that wholesale sellers of power and energy, including the Company, failed to properly file rate information at the FERC in connection with sales to California from 2000 to the present. STATE OF CALIFORNIA V. BRITISH COLUMBIA POWER EXCHANGE ET AL., Docket No. EL02-71-000. The complaint requests the FERC to require the wholesale sellers to refund any rates that are "found to exceed just and reasonable levels." This complaint has been dismissed by the FERC and the State of California is now appealing the matter to the Ninth Circuit Court of Appeals. In addition, the State of California and others have filed various claims, which have now been consolidated, against several power suppliers to California alleging antitrust violations. WHOLESALE ELECTRICITY ANTITRUST CASES I AND II, Superior Court in and for the County of San Diego, Proceedings Nos. 4204-00005 and 4204-00006. Two of the suppliers who were named as defendants in those matters, Reliant Energy Services, Inc. (and other Reliant entities) and Duke Energy and Trading, LLP (and other Duke entities), filed cross-claims against various other participants in the PX and ISO markets, including APS, attempting

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to expand those matters to such other participants. APS has not yet filed a responsive pleading in the matter, but APS believes the claims by Reliant and Duke as they relate to APS are without merit.

     APS was also named in a lawsuit regarding wholesale contracts in California. JAMES MILLAR, ET AL. V. ALLEGHENY ENERGY SUPPLY, ET AL., United States District Court in and for the District of Northern California, Case No. C02-2855 EMC. The complaint alleges basically that the contracts entered into were the result of an unfair and unreasonable market. The PX has filed a lawsuit against the State of California regarding the seizure of forward contracts and the State has filed a cross complaint against APS and numerous other PX participants. CAL PX V. THE STATE OF CALIFORNIA Superior Court in and for the County of Sacramento, JCCP No. 4203. Various preliminary motions are being filed and we cannot currently predict the outcome of this matter. The "United States Justice Foundation" is suing numerous wholesale energy contract suppliers to California, including us, as well as the California Department of Water Resources, based upon an alleged conflict of interest arising from the activities of a consultant for Edison International who also negotiated long-term contracts for the California Department of Water Resources. MCCLINTOCK, ET AL. V. YUDHRAJA, Superior Court in and for the County of Los Angeles, Case No. GC 029447. The California Attorney General has indicated that an investigation by his office did not find evidence of improper conduct by the consultant. We believe the claims against APS and us in the lawsuits mentioned in this paragraph are without merit and will have no material adverse impact on our financial position, results of operations or liquidity.

POWER SERVICE AGREEMENT

     By letter dated March 7, 2001, Citizens, which owns a utility in Arizona, advised APS that it believes APS overcharged Citizens by over $50 million under a power service agreement. APS believes its charges under the agreement were fully in accordance with the terms of the agreement. In addition, in testimony filed with the ACC on March 13, 2002, Citizens acknowledged, based on its review, "if Citizens filed a complaint with FERC, it probably would lose the central issue in the contract interpretation dispute." APS and Citizens terminated the power service agreement effective July 15, 2001. In replacement of the power service agreement, the Company and Citizens entered into a power sale agreement under which the Company will supply Citizens with future specified amounts of electricity and ancillary services through May 31, 2008. This new agreement does not address issues previously raised by Citizens with respect to charges under the original power service agreement through June 1, 2001.

CONSTRUCTION PROGRAM

     Consolidated capital expenditures in 2003 are estimated to be (dollars in millions):

     APS                                            $ 401
     Pinnacle West Energy                             268
     SunCor                                            64
     Other (primarily APS Energy
       Services and Pinnacle West)                     17
                                                    -----
            Total                                   $ 750
                                                    =====

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PINNACLE WEST ENERGY'S GENERATION CONSTRUCTION

     Pinnacle West Energy's generation construction plan is as follows:

     * A 650 MW combined cycle expansion of the West Phoenix Power Plant in Phoenix. The 120 MW West Phoenix Unit 4 began commercial operation in June 2001. Construction has begun on the 530 MW West Phoenix Unit 5, with commercial operation expected to begin in mid-2003.

     * The Redhawk Power Plant, two 530 MW combined cycle units, near Palo Verde. Commercial operation began in July 2002. Based on an analysis of the financial situation of the Company and the market as a whole, among other things, Pinnacle West has cancelled plans to construct the additional two 530 MW combined cycle units, Redhawk Units 3 and 4. As a result we recorded a pretax charge of approximately $49 million in December 2002.

     * The construction of an 80 MW simple-cycle power plant at Saguaro in Southern Arizona. Commercial operation began in July 2002.

     * Development of the 570 MW Silverhawk combined-cycle plant 20 miles north of Las Vegas, Nevada. Construction of the plant began in August 2002, with an expected commercial operation date of mid-2004. Pinnacle West Energy has signed an agreement with Las Vegas-based SNWA under which SNWA has an option to purchase a 25% interest in the project for approximately $100 million.

     * A Pinnacle West Energy affiliate is exploring the possibility of creating an underground natural gas storage facility on Company-owned land west of Phoenix. An analysis to determine the feasibility of the project is in progress.

LITIGATION

     We are party to various claims, legal actions and complaints arising in the ordinary course of business, including but not limited to environmental matters related to the Clean Air Act, Navajo Nation issues and ADEQ issues. In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial statements, results of operations or liquidity.

12.  NUCLEAR DECOMMISSIONING COSTS

     APS recorded $11 million for nuclear decommissioning expense in each of the years 2002, 2001 and 2000. APS estimates it will cost approximately $1.8 billion ($528 million in 2002 dollars) to decommission its share of the three Palo Verde units. The majority of decommissioning costs are expected to be incurred over a 14-year period beginning in 2024. APS charges decommissioning costs to expense over each unit's operating license term and APS includes them in the accumulated depreciation balance until each unit is retired. Nuclear decommissioning costs are recovered in rates.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     APS' current estimates are based on a 2001 site-specific study for Palo Verde that assumes the prompt removal/dismantlement method of decommissioning. An independent consultant prepared this study. APS is required by the ACC to update the study every three years.

     To fund the costs APS expects to incur to decommission the plant, APS established external decommissioning trusts in accordance with NRC regulations and ACC orders. APS invests the trust funds primarily in fixed income securities and domestic stock and classifies them as available for sale. Realized and unrealized gains and losses are reflected in accumulated depreciation in accordance with industry practice. The following table shows the cost and fair value of our nuclear decommissioning trust fund assets, which were reported in investments and other assets on the Consolidated Balance Sheets at December 31, 2002 and 2001 (dollars in millions):

                                                 2002          2001
                                                -----         -----
     Trust fund assets - at cost:
       Fixed income securities                  $ 113         $ 103
       Domestic stock                              68            61
                                                -----         -----
     Total                                      $ 181         $ 164
                                                =====         =====

     Trust fund assets - fair value:
       Fixed income securities                  $ 117         $ 106
       Domestic stock                              77            96
                                                -----         -----
     Total                                      $ 194         $ 202
                                                =====         =====

     See Note 2 for information on a new accounting standard on accounting for certain liabilities related to closure or removal of long-lived assets.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Consolidated quarterly financial information for 2002 and 2001 is as follows:

                                           (dollars in thousands, except per share amounts)
                                                               2002
                                     -------------------------------------------------------------
QUARTER ENDED                        March 31         June 30       September 30   December 31 (a)
                                     --------         -------       ------------   ---------------
Operating revenues (b)
  Regulated electricity segment      $ 380,241       $ 496,837       $ 719,361       $ 416,584
  Marketing and trading
    segment                             75,815          49,503          87,258         113,355
  Real estate segment                   41,185          69,152          45,108          80,943
  Other revenues (c)                     4,277           2,881          21,224          33,555
Operating income                     $ 119,438       $ 166,706       $ 213,025       $  16,878
Income (loss) before accounting
  change                             $  53,757       $  75,365       $ 100,916       $ (14,885)

Cumulative effect of change in
  accounting - net of income tax            --              --              --         (65,745)
                                     ---------       ---------       ---------       ---------
Net income (loss)                    $  53,757       $  75,365       $ 100,916       $ (80,630)
                                     =========       =========       =========       =========
Earnings (loss) per weighted
  average common share
  outstanding - basic:
  Income before accounting
    change                           $    0.63       $    0.89       $    1.19       $   (0.18)
  Cumulative effect of change
    in accounting                           --              --              --           (0.77)
                                     ---------       ---------       ---------       ---------
Earnings per weighted average
  common share outstanding -
  basic                              $    0.63       $    0.89       $    1.19       $   (0.95)
                                     =========       =========       =========       =========
Earnings (loss) per weighted
  average common share
  outstanding - diluted:
  Income before accounting
    change                           $    0.63       $    0.89       $    1.19       $   (0.18)
  Cumulative effect of change
    in accounting                           --              --              --           (0.77)
                                     ---------       ---------       ---------       ---------
Earnings per weighted average
  common share outstanding -
  diluted                            $    0.63       $    0.89       $    1.19       $   (0.95)
                                     =========       =========       =========       =========

Dividends declared per share         $    0.40       $    0.40       $    0.40       $   0.425

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          (dollars in thousands, except per share amounts)
                                                              2001
                                     ----------------------------------------------------------
QUARTER ENDED                        March 31         June 30       September 30   December 31
                                     --------         -------       ------------   ------------
Operating revenues (b)
  Regulated electricity segment      $ 412,807       $ 739,317       $ 973,398        $ 436,569
  Marketing and trading
    segment                            258,296         233,841         141,674           17,419
  Real estate segment                   32,335          32,454          43,024           61,095
  Other revenues                         1,543           1,653           2,682            5,893
Operating income                     $ 136,646       $ 140,010       $ 298,752        $ 100,615
Income before accounting
  change                             $  62,205       $  66,857       $ 162,499        $  35,806

Cumulative effect of change in
  accounting - net of income tax        (2,755)             --         (12,446)              --
                                     ---------       ---------       ---------        ---------
Net income                           $  59,450       $  66,857       $ 150,053        $  35,806
                                     =========       =========       =========        =========
Earnings (loss) per weighted
  average common share
  outstanding - basic:
  Income before accounting
    change                           $    0.73       $    0.79       $    1.92        $    0.42
  Cumulative effect of change
    in accounting                        (0.03)             --           (0.15)              --
                                     ---------       ---------       ---------        ---------
Earnings per weighted average
  common share outstanding -
  basic                              $    0.70       $    0.79       $    1.77        $    0.42
                                     =========       =========       =========        =========
Earnings (loss) per weighted
  average common share
  outstanding - diluted:
  Income before accounting
    change                           $    0.73       $    0.79       $    1.91        $    0.42
  Cumulative effect of change
    in accounting                        (0.03)             --           (0.14)              --
                                     ---------       ---------       ---------        ---------
Earnings per weighted average
  common share outstanding -
  diluted                            $    0.70       $    0.79       $    1.77        $    0.42
                                     =========       =========       =========        =========
Dividends declared per share         $   0.375       $   0.375       $   0.375        $    0.40

(a) The fourth quarter of 2002 included pretax losses of $38 million related to our investment in NAC (see Note 22), a $49 million pretax write-off related to the cancellation of Redhawk Units 3 and 4 and pretax severance costs of approximately $11 million.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Electric revenues are seasonal in nature, with the peak sales periods generally occurring during the summer months. Comparisons among quarters of a year may not represent overall trends and changes in operations. We have reclassified certain operating revenues to conform to the current presentation of netting energy trading contracts (see Note 18).
(c) NAC financial statements were fully consolidated starting in third quarter 2002 (see Note 22).

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     We believe that the carrying amounts of our cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 2002 and 2001 due to their short maturities.

     We hold investments in debt and equity securities for purposes other than trading. The December 31, 2002 and 2001 fair values of such investments, which we determine by using quoted market prices, approximate their carrying amount.

     On December 31, 2002, the carrying value of our long-term debt (excluding capitalized lease obligations) was $3.15 billion, with an estimated fair value of $3.25 billion. The carrying value of our long-term debt (excluding capitalized lease obligations) was $2.80 billion on December 31, 2001, with an estimated fair value of $2.82 billion. The fair value estimates are based on quoted market prices of the same or similar issues.

15.  EARNINGS PER SHARE

     The following table presents earnings per weighted average common share outstanding for the years ended December 31, 2002, 2001 and 2000:

                                              2002          2001          2000
                                            --------      --------      --------
Basic earnings per share:
  Income before accounting
    change                                  $   2.53      $   3.86      $   3.57
  Cumulative effect of change in
    accounting                                 (0.77)        (0.18)           --
                                            --------      --------      --------
Earnings per share-basic                    $   1.76      $   3.68      $   3.57
                                            ========      ========      ========
Diluted earnings per share:
  Income before accounting
    change                                  $   2.53      $   3.85      $   3.56
  Cumulative effect of change in
    accounting                                 (0.77)        (0.17)           --
                                            --------      --------      --------
Earnings per share-diluted                  $   1.76      $   3.68      $   3.56
                                            ========      ========      ========

     Dilutive stock options increased average common shares outstanding by 60,975 shares in 2002, 212,491 shares in 2001 and 202,738 shares in 2000. Total average common shares outstanding for the purposes of calculating diluted earnings per share were 84,963,921 shares in 2002, 84,930,140 shares in 2001 and 84,935,282 shares in 2000.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Options to purchase 1,629,958 shares of common stock were outstanding at December 31, 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase shares of common stock that were not included in the computation of diluted earnings per share were 212,562 at December 31, 2001 and 517,614 at December 31, 2000.

16.  STOCK-BASED COMPENSATION

     Pinnacle West offers stock-based compensation plans for officers and key employees of our company and our subsidiaries.

     In May 2002, shareholders approved the 2002 Long-term Incentive Plan (2002 plan), which allows Pinnacle West to grant performance shares, stock ownership incentive awards and non-qualified and performance-accelerated stock options to key employees. The Company has reserved 6 million shares of common stock for issuance under the 2002 plan. No more than 1.8 million shares may be issued in relation to performance share awards and stock ownership incentive awards. The plan also provides for the granting of new non-qualified stock options at a price per option not less than the fair market value of the common stock at the time of grant. The stock options vest over three years, unless certain performance criteria are met which can accelerate the vesting period. The term of the option cannot be longer than 10 years and the option cannot be repriced during its term.

     The 1994 plan provides for the granting of new options (which may be non-qualified stock options or incentive stock options) of up to 3.5 million shares at a price per option not less than the fair market value on the date the option is granted. The 1985 plan includes outstanding options but no new options will be granted from the plan. Options vest one-third of the grant per year beginning one year after the date the option is granted and expire ten years from the date of the grant. The 1994 plan also provides for the granting of any combination of shares of restricted stock, stock appreciation rights or dividend equivalents.

     In the third quarter of 2002, we began applying the fair value method of accounting for stock-based compensation, as provided for in SFAS No. 123. The fair value method of accounting is the preferred method. In accordance with the transition requirements of SFAS No. 123, we applied the fair value method prospectively, beginning with 2002 stock grants. In prior years, we recognized stock compensation expense based on the intrinsic value method allowed in APB No. 25. We recorded approximately $500,000 in stock option expense before income taxes in our Consolidated Statements of Income in 2002. This amount may not be reflective of the stock option expense we will record in future years because stock options typically vest over several years and additional grants are generally made each year.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The standard also amends the disclosure requirements of SFAS No. 123. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We adopted the disclosure requirements in 2002. See Note 1 for our pro forma disclosures on stock-based compensation and our weighted-average assumptions used to calculate the fair value of our stock options.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Total stock-based compensation expense, including stock option expense, was $5 million in 2002, $3 million in 2001 and $2 million in 2000.

     The following table is a summary of the status of our stock option plans as of December 31, 2002, 2001 and 2000 and changes during the years ending on those dates:

                                              2002                        2001                         2000
                                            Weighted                    Weighted                     Weighted
                                            Average                     Average                      Average
                             2002           Exercise         2001       Exercise         2000        Exercise
                            Shares           Price          Shares       Price          Shares        Price
                          ----------        --------      ----------    --------      ----------     --------
Outstanding at
  beginning of
  year                     1,832,725         $39.52        1,569,171     $37.55        1,441,124      $33.45
Granted                      603,900 (a)      38.37          444,200      42.55          451,450       43.28
Exercised                   (163,381)         28.25         (162,229)     28.53         (283,819)      20.90
Forfeited                    (88,115)         41.54          (18,417)     41.67          (39,584)      39.86
                          ----------                      ----------                  ----------
Outstanding at end
  of year                  2,185,129          39.96        1,832,725      39.52        1,569,171       37.55
                          ==========                      ==========                  ==========
Options
  exercisable
  at year-end              1,155,357          39.66          926,315      37.41          831,537       34.37
                          ==========                      ==========                  ==========
Weighted average
  fair value of
  options granted
  during the year                              6.16                        8.84                        11.81

(a) Beginning 2002, we recorded compensation expense related to stock options under SFAS No. 123 (see above discussion).

     The following table summarizes information about our stock options at December 31, 2002:

                                                Weighted     Weighted Average                     Weighted
                                                Average         Remaining                         Average
   Exercise                 Options             Exercise         Contract           Options       Exercise
Prices Per Share          Outstanding            Price         Life (Years)       Exercisable      Price
----------------          -----------            -----         ------------       -----------      -----
 $18.71 - 23.39               50,584            $ 20.73            1.3                50,584      $ 20.73
  23.39 - 28.07               48,417              27.40            3.4                41,750        27.44
  28.07 - 32.75               46,000              31.44            3.9                46,000        31.44
  32.75 - 37.42              235,160              34.70            6.7               235,160        34.70
  37.42 - 42.10              779,700              38.85            8.3               181,900        40.01
  42.10 - 46.78            1,025,268              43.95            7.7               599,963        44.59
                          ----------                                              ----------
                           2,185,129                                               1,155,357
                          ==========                                              ==========

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table is a summary of the amount and weighted-average grant date fair value of stock compensation awards granted, other than options, during the years ended December 31, 2002, 2001 and 2000:

                                        2002                   2001                   2000
                                      Weighted               Weighted               Weighted
                                      Average                Average                Average
                            2002     Grant-Date    2001     Grant-Date    2000     Grant-Date
                           Shares    Fair Value   Shares    Fair Value   Shares    Fair Value
                           ------    ----------   ------    ----------   ------    ----------
Restricted stock             6,000     $38.84      95,450     $42.84      86,426     $44.03
Performance share
  awards                   115,975      38.37          --         --          --         --
Stock ownership
  incentive awards (a)       9,650      38.37          --         --          --         --

(a)  Shares are based on estimated ownership of Pinnacle West common stock.

17.  BUSINESS SEGMENTS

     We have three principal business segments (determined by products, services and the regulatory environment):

     * our regulated electricity segment, which consists of regulated traditional retail and wholesale electricity businesses and related activities, and includes electricity transmission, distribution and generation;
     * our marketing and trading segment, which consists of our competitive business activities, including wholesale marketing and trading and APS Energy Services' commodity-related energy services; and
     * our real estate segment, which consists of SunCor's real estate development and investment activities.

     The amounts in our other segment include activity principally related to NAC in 2002 (see Note 22), as well as the parent company and other subsidiaries. Financial data for the years ended December 31, 2002, 2001 and 2000 by business segments is provided as follows (dollars in millions):

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               Business Segments for the Year Ended December 31, 2002
                                           -------------------------------------------------------------
                                                         Marketing                   Other
                                            Regulated       and                  (principally
                                           Electricity    Trading    Real Estate      NAC)        Total
                                           -----------    -------    -----------    -------      -------
Operating revenues                           $ 2,013      $   326      $   236      $    62      $ 2,637
Purchased power and fuel costs                   500          194           --           --          694
Other operating expenses                         659           34          205          105        1,003
                                             -------      -------      -------      -------      -------
  Operating margin                               854           98           31          (43)         940
Depreciation and amortization                    416            2            5            2          425
Interest and other expense                       160           --           (5)           8          163
                                             -------      -------      -------      -------      -------
  Pretax margin                                  278           96           31          (53)         352
Income taxes                                     108           38           12          (21)         137
                                             -------      -------      -------      -------      -------
Income (loss) before accounting
  change                                         170           58           19          (32)         215
Cumulative effect of change in
  accounting for trading activities
  - net of income taxes of $43                    --          (66)          --           --          (66)
                                             -------      -------      -------      -------      -------
Net income(loss)                             $   170      $    (8)     $    19      $   (32)     $   149
                                             =======      =======      =======      =======      =======
Total assets                                 $ 7,589      $   301      $   504      $    32      $ 8,426
                                             =======      =======      =======      =======      =======
Capital expenditures                         $   893      $    19      $    72      $    --      $   984
                                             =======      =======      =======      =======      =======


                                               Business Segments for the Year Ended December 31, 2001
                                           -------------------------------------------------------------
                                                         Marketing
                                            Regulated       and
                                           Electricity    Trading    Real Estate     Other        Total
                                           -----------    -------    -----------    -------      -------
Operating revenues                           $ 2,562      $   651      $   169      $    12      $ 3,394
Purchased power and fuel costs                 1,161          334           --           --        1,495
Other operating expenses                         598           33          154           11          796
                                             -------      -------      -------      -------      -------
  Operating margin                               803          284           15            1        1,103
Depreciation and amortization                    423            1            4           --          428
Interest and other expense                       129           --            6           --          135
                                             -------      -------      -------      -------      -------
  Pretax margin                                  251          283            5            1          540
Income taxes                                      99          112            2           --          213
                                             -------      -------      -------      -------      -------
Income before accounting change                  152          171            3            1          327
Cumulative effect of change in
  accounting for derivatives - net
  of income taxes of $10                         (15)          --           --           --          (15)
                                             -------      -------      -------      -------      -------
Net income                                   $   137      $   171      $     3      $     1      $   312
                                             =======      =======      =======      =======      =======
Total assets                                 $ 6,862      $   589      $   477      $    11      $ 7,939
                                             =======      =======      =======      =======      =======
Capital expenditures                         $ 1,004      $    23      $    80      $    22      $ 1,129
                                             =======      =======      =======      =======      =======

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               Business Segments for the Year Ended December 31, 2000
                                           -------------------------------------------------------------
                                                         Marketing
                                            Regulated       and
                                           Electricity    Trading    Real Estate     Other        Total
                                           -----------    -------    -----------    -------      -------
Operating revenues                           $ 2,539      $   418      $   158      $     4      $ 3,119
Purchased power and fuel costs                 1,066          292           --           --        1,358
Other operating expenses                         532           18          134            1          685
                                             -------      -------      -------      -------      -------
  Operating margin                               941          108           24            3        1,076
Depreciation and amortization                    426            1            5           --          432
Interest and other expense                       152           --           --           (4)         148
                                             -------      -------      -------      -------      -------
Pretax margin                                    363          107           19            7          496
Income taxes                                     142           42            8            2          194
                                             -------      -------      -------      -------      -------
   Net income                                $   221      $    65      $    11      $     5      $   302
                                             =======      =======      =======      =======      =======
Total assets                                 $ 6,213      $   459      $   429      $    22      $ 7,123
                                             =======      =======      =======      =======      =======
Capital expenditures                         $   665      $    --      $    50      $    --      $   715
                                             =======      =======      =======      =======      =======

18.  DERIVATIVE AND TRADING ACCOUNTING

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal and emissions allowances. We manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodities. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

     Effective January 1, 2001, we adopted SFAS No. 133. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivative instruments are either recognized periodically in income or, if hedge criteria is met, in common stock equity (as a component of other comprehensive income). We use cash flow hedges to limit our exposure to cash flow variability on forecasted transactions. Hedge effectiveness is related to the degree to which the derivative contract and the hedged item are correlated. It is measured based on the relative changes in fair value between the derivative contract and the hedged item over time. We exclude the time value of certain options from our assessment of hedge effectiveness. Any change in the fair value resulting from ineffectiveness, or the amount by which the derivative contract and the hedged commodity are not directly correlated, is recognized immediately in net income. See Note 1 for further discussion on our derivative instrument accounting policy.

     In 2001, we recorded a $15 million after-tax charge in net income and a $72 million after-tax credit in common stock equity (as a component of other comprehensive income), both as cumulative effects of a change in accounting for derivatives. The charge primarily resulted from electricity option contracts. The credit resulted from unrealized gains on cash flow hedges.

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

     During 2002, the EITF discussed EITF 02-3 and reached a consensus on certain issues. EITF 02-3 rescinded EITF 98-10 and was effective October 25, 2002 for any new contracts, and on January 1, 2003 for existing contracts, with early adoption permitted. We adopted the EITF 02-3 guidance for all contracts in the fourth quarter of 2002. We recorded a $66 million after-tax charge in net income as a cumulative effect adjustment for the previously recorded accumulated unrealized mark-to-market on energy trading contracts that did not meet the accounting definition of a derivative. As a result, our energy trading contracts that are derivatives continue to be accounted for at fair value under SFAS No.
133. Contracts that were previously marked-to-market as trading activities under EITF 98-10 that do not meet the definition of a derivative are now accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received. Additionally, all gains and losses (realized and unrealized) on energy trading contracts that qualify as derivatives are included in marketing and trading segment revenues on the Consolidated Statements of Income on a net basis. The rescission of EITF 98-10 has no effect on the accounting for derivative instruments used for non-trading activities, which continue to be accounted for in accordance with SFAS No. 133.

     Both non-trading and trading derivatives are classified as assets and liabilities from risk management and trading activities in the Consolidated Balance Sheets. For non-trading derivative instruments that qualify for cash flow hedge accounting treatment, changes in the fair value of the effective portion are recognized in common stock equity (as a component of accumulated other comprehensive income (loss)). Non-trading derivatives, or any portion thereof, that are not effective hedges are adjusted to fair value through income. Gains and losses related to non-trading derivatives that qualify as cash flow hedges of expected transactions are recognized in revenue or purchased power and fuel expense as an offset to the related item being hedged when the underlying hedged physical transaction impacts earnings. If it becomes probable that a forecasted transaction will not occur, we discontinue the use of hedge accounting and recognize in income the unrealized gains and losses that were previously recorded in other comprehensive income (loss). In the event a non-trading derivative is terminated or settled, the unrealized gains and losses remain in other comprehensive income (loss), and are recognized in income when the underlying transaction impacts earnings.

     Derivatives associated with trading activities are adjusted to fair value through income. Derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business are exempt from the requirements of SFAS No. 133 under the normal purchase and sales exception and are not reflected on the balance sheet at fair value. Most of our non-trading electricity purchase and sales agreements qualify as normal purchases and sales and are exempted from recognition in the financial statements until the electricity is delivered.

     EITF 02-3 requires that derivatives held for trading purposes, whether settled financially or physically, be reported in the income statement on a net basis. Conversely, all non-trading contracts and derivatives are to be reported gross in the income statement. Previous guidance under EITF 98-10 permitted non-financially settled energy trading contracts to be reported either gross or net in the income statement. Beginning in the third quarter of 2002, we netted all of our energy trading activities on the Consolidated Statements of Income and restated prior year amounts for all periods presented. Reclassification of such trading activity to a net basis of reporting resulted in reductions in both revenues and purchased power and fuel costs, but did not have any impact on our financial condition, results of operations or cash flows.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Our assets and liabilities from risk management and trading activities are presented in two categories consistent with our business segments:

     * System - our regulated electricity business segment, which consists of non-trading derivative instruments that hedge our purchases and sales of electricity and fuel for our Native Load requirements; and

     * Marketing and Trading - our non-regulated, competitive business segment, which includes both non-trading and trading derivative instruments.

     The changes in derivative fair value included in the Consolidated Statements of Income for the years ended December 31, 2002 and 2001 are comprised of the following (dollars in thousands):

                                                          2002           2001
                                                        --------       --------
Gains/(losses) on the ineffective portion of
  derivatives qualifying for hedge
   accounting (a)                                       $ 11,198       $ (6,056)
Losses from the discontinuance of
  cash flow hedges                                        (8,820)        (4,683)
Losses from non-hedge derivatives                         (4,324)        (7,157)
Prior period mark-to-market losses realized
  upon delivery of commodities                             8,005         25,948
                                                        --------       --------
Total pretax gain                                       $  6,059       $  8,052
                                                        ========       ========

(a) Time value component of options excluded from assessment of hedge effectiveness.

     As of December 31, 2002, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is approximately seven years. During the twelve months ending December 31, 2003, we estimate that a net loss of $26 million before income taxes will be reclassified from accumulated other comprehensive loss as an offset to the effect on earnings of market price changes for the related hedged transactions.

     The following table summarizes our assets and liabilities from risk management and trading activities related to system and marketing and trading at December 31, 2002 and 2001 (dollars in thousands):

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002
                            Current                      Current         Other       Net Asset/
                            Assets      Investments    Liabilities    Liabilities    (Liability)
                           ---------     ---------      ---------      ---------      ---------
Mark-to-
  market:
    Marketing
      and Trading          $  17,640     $  51,771      $  (9,848)     $  (2,583)     $  56,980
    System                    41,522         6,971        (60,819)       (36,678)       (49,004)
Emission
  allowances
  - at cost                       --        58,067             --        (14,328)        43,739
Collateral
  provided (held)                 --         5,527             --        (22,053)       (16,526)
                           ---------     ---------      ---------      ---------      ---------
Total                      $  59,162     $ 122,336      $ (70,667)     $ (75,642)     $  35,189
                           =========     =========      =========      =========      =========

December 31, 2001

                            Current                      Current         Other       Net Asset/
                            Assets      Investments    Liabilities    Liabilities    (Liability)
                           ---------     ---------      ---------      ---------      ---------
Mark-to-
  market:
    Marketing
      and Trading          $  56,876     $ 148,457      $ (14,154)     $ (53,253)     $ 137,926
    System                    10,097            --        (21,840)       (95,159)      (106,902)
Emission
  allowances
  - at cost                       --        (3,216)            --        (59,164)       (62,380)
Collateral
  provided                        --        55,110             --             --         55,110
                           ---------     ---------      ---------      ---------      ---------
Total                      $  66,973     $ 200,351      $ (35,994)     $(207,576)     $  23,754
                           =========     =========      =========      =========      =========

     CREDIT RISK

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including two counterparties for which a worst case exposure represents approximately 33% of our $181 million of risk management and trading assets as of December 31, 2002. We use a risk management process to assess and monitor the financial exposure of those and all other counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, including the counterparties noted above, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Credit valuation adjustments

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are established representing our estimated credit losses on our overall exposure to counterparties. See "Mark-to-Market Accounting" in Note 1 for a discussion of our credit valuation adjustment policy.

19.  OTHER INCOME AND OTHER EXPENSE

     The following table provides detail of other income and other expense for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

                                                 Year Ended December 31,
                                           ------------------------------------
                                             2002          2001          2000
                                           --------      --------      --------
Other income:
  Environmental insurance
    recovery                               $     --      $ 12,349      $     --
   Equity earnings - net                         --            --         6,882
  Interest income                             4,410         6,763         8,291
  SunCor joint venture earnings               7,471         3,687         3,208
  Miscellaneous                               3,223         3,617         3,451
                                           --------      --------      --------
Total other income                         $ 15,104      $ 26,416      $ 21,832
                                           ========      ========      ========
Other expense:
  Equity losses - net (a)                  $(10,439)     $ (5,126)     $     --
  Non-operating costs - SunCor                   --        (7,000)           --
  Non-operating costs (b)                   (19,430)      (16,807)      (16,044)
  Miscellaneous                              (3,786)       (4,644)       (9,285)
                                           --------      --------      --------
Total other expense                        $(33,655)     $(33,577)     $(25,329)
                                           ========      ========      ========

(a) Primarily related to El Dorado's investment losses in NAC prior to consolidation in the third quarter of 2002 (see Note 22).

(b) As defined by the FERC, includes below-the-line non-operating utility costs (primarily community relations and environmental compliance).

20.  VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires that we consolidate a VIE if we have a majority of the risk of loss from the VIE's activities or we are entitled to receive a majority of the VIE's residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 is effective immediately for any VIE created after January 31, 2003 and is effective July 1, 2003 for VIEs created before February 1, 2003.

     In 1986, APS entered into agreements with three separate SPE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. See Note 9 for further information about the sale-leaseback transactions. Based on our preliminary assessment of FIN No. 46, we do not believe we will be required to

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidate the Palo Verde SPEs. However, we continue to evaluate the requirements of the new guidance to determine what impact, if any, it will have on our financial statements.

     APS is also exposed to losses under the Palo Verde sale-leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of December 31, 2002, APS would have been required to assume approximately $285 million of debt and pay the equity participants approximately $200 million.

21.  INTANGIBLE ASSETS

     On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." We have no goodwill recorded and have separately disclosed other intangible assets on our Consolidated Balance Sheets. The intangible assets continue to be amortized over their finite useful lives. Thus, there was no impact on our financial position as a result of the adoption of SFAS No. 142. The Company's gross intangible assets (which are primarily software) were $214 million at December 31, 2002 and $175 million at December 31, 2001. The related accumulated amortization was $104 million at December 31, 2002 and $88 million at December 31, 2001. Amortization expense was $21 million in 2002, $22 million in 2001 and $20 million in 2000. Estimated amortization expense on existing intangible assets over the next five years is $25 million in 2003, $24 million in 2004, $23 million in 2005, $21 million in 2006 and $15 million in 2007.

22.  EL DORADO'S INVESTMENT IN NAC

     Through our unregulated wholly-owned subsidiary, El Dorado, we own a majority interest in NAC, a company that develops, markets and contracts for the manufacture of cask designs for spent nuclear fuel storage and transportation. Prior to the third quarter of 2002, our investment in NAC was accounted for under the equity method and our share of NAC's earnings and losses was recorded in other income or expense in our Consolidated Statements of Income. Beginning in the third quarter of 2002, we fully consolidated NAC's financial statements after acquiring a controlling interest in NAC as a result of increased voting representation on NAC's Board of Directors. During the second and third quarters of 2002, we recorded cumulative losses of approximately $21 million before tax ($13 million after tax, $0.15 per share) related to NAC, primarily as a result of expected losses under contracts with two customers, including a contract between NAC and Maine Yankee Atomic Power Company (Maine Yankee).

     On January 15, 2003, Maine Yankee notified NAC of its intention to terminate its contract with NAC. We recorded additional NAC losses of approximately $38 million before tax ($23 million after tax, or $0.27 per share) in the fourth quarter of 2002, the substantial majority of which relate to the termination of the Maine Yankee contract. As a result, in 2002, we recorded NAC losses of approximately $59 million before tax ($35 million after tax, or $0.42 per share).

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NAC LITIGATION On March 4, 2003, Maine Yankee Atomic Power Co. filed suit against Pinnacle West, NAC and a surety company in federal court in Portland, Maine. MAINE YANKEE ATOMIC POWER COMPANY V. UNITED STATES FIRE INSURANCE COMPANY, Civil Action Docket No. 03-58-PC, United States District Court, District of Maine. The lawsuit alleges that NAC failed to meet its contractual obligations with respect to certain of NAC's activities relating to the decommissioning of the Maine Yankee nuclear power plant. The lawsuit was filed a few weeks after NAC initiated arbitration against Maine Yankee with respect to matters relating to the same contract. The lawsuit seeks recovery under a parental guarantee signed by Pinnacle West relating to certain of NAC's contractual obligations and under performance and payment bonds issued by the surety which are guaranteed (at least in part) by Pinnacle West. Maine Yankee also alleges damages in excess of $1 million. We are currently evaluating the allegations of the lawsuit and expect to vigorously defend our position.

23.  GUARANTEES

     On January 1, 2003 we adopted FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions are effective for the year ended December 31, 2002. The initial recognition and measurement provisions of FIN No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002.

     We have issued parental guarantees and letters of credit and obtained surety bonds on behalf of our unregulated subsidiaries. Our parental guarantees related to Pinnacle West Energy consist of equipment and performance guarantees related to our generation construction program, transmission service guarantees for West Phoenix Units 4 and 5 and long-term service agreement guarantees for new power plants. Our credit support instruments enable APS Energy Services to provide commodity energy and energy-related products and enable El Dorado to support the activities of NAC. SunCor has a debt guarantee on behalf of an affiliated joint venture. Non-performance or payment under the original contract by our unregulated subsidiaries would require us to perform under the guarantee or surety bond. No liability is currently recorded on the Consolidated Balance Sheets related to Pinnacle West's guarantees on behalf of its subsidiaries. Our guarantees have no recourse (except NAC) or collateral provisions to allow us to recover amounts paid under the guarantee. The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at December 31, 2002 are as follows (dollars in millions):

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        Guarantees                Surety Bonds              Letters of Credit
                                    -------------------      ----------------------      -----------------------
                                                Term                        Term                         Term
                                    Amount   (in years)      Amount      (in years)      Amount       (in years)
                                    ------   ----------      ------      ----------      ------       ----------
Parental:
  Pinnacle West Energy                $126      1 to 2        $ --           --           $ 42          1 to 2
  APS Energy  Services                  82   less than 2        43       less than 1        --            --
  El Dorado (all NAC)                   43      1 to 3          --           --             --            --
SunCor guarantees                       33         1            --           --             --            --
                                      ----                    ----                        ----
Total                                 $284                    $ 43                        $ 42
                                      ====                    ====                        ====

     At December 31, 2002, we had entered into approximately $42 million of letters of credit which support various construction agreements. These letters of credit expire in 2003 and 2004. We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.

     APS has entered into various agreements that require letters of credit for financial assurance purposes. At December 31, 2002, approximately $258 million of letters of credit were outstanding to support existing pollution control bonds of approximately $253 million. The letters of credit are available to fund the payment of principal and interest of such debt obligations. These letters of credit have expiration dates in 2003. APS has also entered into approximately $115 million of letters of credit to support certain equity lessors in the Palo Verde sale-leaseback transactions (see Note 9 for further details on the Palo Verde sale-leaseback transactions). These letters of credit expire in 2005. Additionally, APS has approximately $5 million of letters of credit related to counterparty collateral requirements and approximately $5 million of letters of credit related to workers' compensation expiring in 2003. APS intends to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.

     In conjunction with our financing agreements, including our sale-leaseback transactions, we generally provide indemnifications relating to liabilities arising from or related to the agreements, except with certain limited exceptions depending on the particular agreement. APS has also provided indemnifications to the equity participants and other parties in the Palo Verde sale-leaseback transactions with respect to certain tax matters. Generally, a maximum obligation is not explicitly stated in the indemnification and therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Based on historical experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnifications is likely and therefore no related liability has been recorded.

                        PINNACLE WEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  SUBSEQUENT EVENTS

     See "ACC Applications" in Note 3 for information regarding the ACC's approval on March 27, 2003 of a $500 million financing arrangement between APS and Pinnacle West Energy and "Track B Order" in Note 3 for information regarding the ACC order issued on March 14, 2003, mandating a process by which APS must competitively procure energy.

     See "California Energy Issues and Refunds in the Pacific Northwest" in Note 11 for information regarding the FERC's adoption on March 26, 2003 of an ALJ's proposed findings, and issuance on March 26, 2003 of a Final Report on Price Manipulation in Western Markets.

     See Note 22 for information related to the March 4, 2003 NAC litigation.

                        PINNACLE WEST CAPITAL CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

          Column A                     Column B             Column C            Column D      Column E
                                                           Additions
                                                     ---------------------
                                       Balance at    Charged to   Charged                      Balance
                                       beginning     cost and     to other                    at end of
        Description                    of period     expenses     accounts     Deductions      Period
        -----------                    ---------     --------     --------     ----------      ------
                                          (dollars in thousands)
                                       YEAR ENDED DECEMBER 31, 2002
Real Estate Valuation Reserves         $  2,000      $     --     $     --     $     339(a)   $  1,661

                                       YEAR ENDED DECEMBER 31, 2001
Real Estate Valuation Reserves         $  2,000      $     --     $     --     $      --(a)   $  2,000

                                       YEAR ENDED DECEMBER 31, 2000
Real Estate Valuation Reserves         $  8,000      $     --     $     --     $   6,000(a)   $  2,000

                                       YEAR ENDED DECEMBER 31, 2002
Reserve for uncollectibles             $ 14,334      $    (21)    $     --     $   4,705      $  9,608

                                       YEAR ENDED DECEMBER 31, 2001
Reserve for uncollectibles             $  7,580      $ 13,394     $    --      $   6,640      $ 14,334

                                       YEAR ENDED DECEMBER 31, 2000
Reserve for uncollectibles             $  1,538      $ 10,638     $    --      $   4,596      $  7,580

                                       YEAR ENDED DECEMBER 31, 2002
Reserve for contract losses            $     --      $ 13,000(b)  $    --      $      --      $ 13,000

(a)  Represents pro-rata allocations for sale of land.
(b)  Contract losses related to NAC.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

                        ITEM 10. DIRECTORS AND EXECUTIVE
                           OFFICERS OF THE REGISTRANT

     Reference is hereby made to "Election of Directors" and to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2003 (the "2003 Proxy Statement") and to the Supplemental Item --- "Executive Officers of the Registrant" in Part I of this report.

                         ITEM 11. EXECUTIVE COMPENSATION

     Reference is hereby made to "The Board and its Committees - How are Directors Compensated?"; "Performance Graph"; and "Executive Compensation" in the 2003 Proxy Statement.

                         ITEM 12. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                         AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is hereby made to "Election of Directors - How many shares of Pinnacle West stock are owned by management and large shareholders?" in the 2003 Proxy Statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth information as of December 31, 2002 with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance to directors, officers, employees, consultants and certain other persons and entities in exchange for the provision to us of goods or services.

                                                                                      NUMBER OF SECURITIES
                                                                                    REMAINING AVAILABLE FOR
                              NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER EQUITY
                              BE ISSUED UPON EXERCISE      EXERCISE PRICE OF     COMPENSATION PLANS (EXCLUDING
                              OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,       SECURITIES REFLECTED IN
       PLAN CATEGORY            WARRANTS AND RIGHTS       WARRANTS AND RIGHTS             COLUMN (a))
                                        (a)                       (b)                         (c)
----------------------------  -----------------------    --------------------    -----------------------------
Equity compensation plans
approved by security holders         2,185,129                  $ 39.96                     5,317,145
Equity compensation plans
not approved by security
holders                                     --                  $    --                       172,100
                                    ----------                                             ----------
         Total                       2,185,129                  $ 39.96                     5,489,245
                                    ==========                                             ==========

EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS

     The Company has four equity compensation plans that were approved by its shareholders: the Pinnacle West Capital Corporation Stock Option and Incentive Plan, under which no new options may be granted; the Pinnacle West Capital Corporation Directors Stock Option Plan under which no new options may be granted; the Pinnacle West Capital Corporation 1994 Long-Term Incentive Plan; and the Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan. See
Note 16 for additional information regarding these plans.

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS

     The Company has one equity compensation plan, the Pinnacle West Capital Corporation 2000 Director Equity Plan (the "2000 Plan"), for which the approval of shareholders was not required.

     NUMBER OF SHARES SUBJECT TO THE 2000 PLAN. The total number of shares of the Company's common stock granted under the 2000 Plan may not exceed 200,000. In the case of a significant corporate event, such as a reorganization, merger or consolidation, the 2000 Plan provides for adjustment of the above limit, the number of shares to be awarded automatically to eligible non-employee directors, the number of shares of the Company's common stock non-employee directors are required to own to receive an annual grant of common stock and options granted under the 2000 Plan.

     ELIGIBILITY FOR PARTICIPATION. Only non-employee directors may participate in the 2000 Plan. A non-employee director is an individual who is a director of the Company but who is not also an employee of the Company or any of its subsidiaries.

     TERMS OF AWARDS. The 2000 Plan provides for: (1) annual grants of common stock to eligible non-employee directors, (2) discretionary grants of common stock to eligible non-employee directors and (3) grants of nonqualified stock options to eligible non-employee directors.

     ANNUAL GRANTS OF STOCK

     Each individual who is a non-employee director as of July 1 of a calendar year, and who meets requirements of ownership of the Company's common stock set forth below, will receive 900 shares of the Company's common stock for such calendar year. In the first calendar year in which a non-employee director is eligible to participate in the 2000 Plan, he or she must own at least 900 shares of the Company's common stock as of December 31 of the same calendar year to receive a grant of 900 shares of the Company's common stock. If the non-employee director owns 900 shares of common stock as of June 30, he or she will receive a grant of 900 shares of common stock as of July 1 of the same calendar year. If the non-employee director does not own 900 shares of the Company's common stock as of June 30, but acquires the necessary shares on or before December 31 of the same year, he or she will receive a grant of 900 shares of common stock within a reasonable time after the Company verifies that the requisite number of shares has been acquired. In each subsequent year, the number of shares of the Company's common stock the non-employee director must own to receive a grant of 900 shares of common stock will increase by 900 shares, until reaching a maximum of 4,500 shares. In each of the subsequent years, the non-employee director must own the requisite number of shares of the Company's common stock as of June 30 of the relevant calendar year.

     DISCRETIONARY GRANTS OF STOCK

     The Human Resources Committee of the Board of Directors, excluding those members who are not "Non-Employee Directors" under SEC Rule 16b-3(b)(3) (the Committee) administers the 2000 Plan and may grant shares of the Company's common stock to non-employee directors in its discretion. No discretionary grants of common stock have been made under the 2000 Plan.

     GRANTS OF NONQUALIFIED STOCK OPTIONS

     The Committee can grant nonqualified stock options under the 2000 Plan. The terms and the conditions of the option grant, including the exercise price per share, which may not be less than fair market value on the date of grant, will be set by the Committee in a written award agreement. The Committee will determine the time or times at which any such options may be exercised in whole or in part. The Committee will also determine the performance or other conditions, if any, that must be satisfied before all or part of an option may be exercised. Any such options granted to a participant will expire on the tenth anniversary date of the date of grant, unless the option is earlier terminated, forfeited or surrendered pursuant to a provision of the 2000 Plan or the applicable award agreement. Notwithstanding the foregoing, if a participant ceases to be a Company director for any reason, including death or disability, any such options held by that participant will expire on the second anniversary of the date on which the participant ceased to be a Company director, unless otherwise provided in the applicable award agreement. Unless the Committee provides otherwise, no such options may be sold, transferred, pledged, assigned or otherwise alienated, other than by will, the laws of descent and distribution, or under any other circumstances allowed by the Committee. No options have been granted under the 2000 Plan.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is hereby made to "Executive Compensation - Human Resources Committee Interlocks and Insider Participation" and "- Employment and Severance Arrangements" in the 2003 Proxy Statement.

                        ITEM 14. CONTROLS AND PROCEDURES

     As of a date within 90 days of the date of this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and internal weaknesses.

                                     PART IV

                     ITEM 15. EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     See the Index to Consolidated Financial Statements and Financial Statement
Schedule in Part II, Item 8.

EXHIBITS FILED

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

4.1      --    Fifty-sixth Supplemental Indenture to the Mortgage dated as of
               March 1, 2003

4.2      --    Fifty-seventh Supplemental Indenture to the Mortgage dated as of
               April 1, 2003

10.1(a)  --    2003 Officer Variable Incentive Plan

10.2(a)  --    2003 CEO Variable Incentive Plan

10.3(a)  --    Schedules of William J. Post and Jack E. Davis to Arizona Public
               Service Company Deferred Compensation Plan, as amended

10.4(a)  --    Letter Agreement dated June 28, 2001 between Pinnacle West
               Capital Corporation and Steve Wheeler

10.5(a)  --    Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan

12.1     --    Ratio of Earnings to Fixed Charges

21.1     --    Subsidiaries of the Company

23.1     --    Consent of Deloitte & Touche LLP

99.1     --    Certification of William J. Post, the Company's principal
               executive officer, pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002

99.2     --    Certification of Donald E. Brandt, the Company's principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002

99.3     --    Risk Factors

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
3.1           Articles of Incorporation,       19.1 to the Company's September        1-8962         11-14-88
              restated as of July 29, 1988     1988 Form 10-Q Report

3.2           Bylaws, amended as of            3.2 to September 2002 Form 10-Q        1-8962         11-14-02
              September 18, 2002               Report

4.3           Mortgage and Deed of Trust       4.1 to APS' September 1992 Form        1-4473         11-9-92
              Relating to APS' First           10-Q Report
              Mortgage Bonds, together with
              forty-eight indentures
              supplemental thereto

4.4           Forty-ninth Supplemental         4.1 to APS' 1992 Form 10-K Report      1-4473         3-30-93
              Indenture

4.5           Fiftieth Supplemental            4.2 to APS' 1993 Form 10-K Report      1-4473         3-30-94
              Indenture

4.6           Fifty-first Supplemental         4.1 to APS' August 1, 1993 Form        1-4473         9-27-93
              Indenture                        8-K Report

4.7           Fifty-second Supplemental        4.1 to APS' September 30, 1993         1-4473         11-15-93
              Indenture                        Form 10-Q Report

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
4.8           Fifty-third Supplemental         4.5 to APS' Registration               1-4473         3-1-94
              Indenture                        Statement No. 33-61228 by means
                                               of February 23, 1994 Form 8-K
                                               Report

4.9           Fifty-fourth Supplemental        4.1 to APS' Registration               1-4473         11-22-96
              Indenture                        Statements Nos. 33-61228,
                                               33-55473, 33-64455 and 333-15379
                                               by means of November 19, 1996
                                               Form 8-K Report

4.10          Fifty-fifth Supplemental         4.8 to APS' Registration               1-4473         4-9-97
              Indenture                        Statement Nos. 33-55473, 33-64455
                                               and 333-15379 by means of April
                                               7, 1997 Form 8-K Report

4.11          Agreement, dated March 21,       4.1 to APS' 1993 Form 10-K Report      1-4473         3-30-94
              1994, relating to the filing
              of  instruments defining the
              rights of holders of APS
              long-term debt not in excess
              of 10% of APS' total assets

4.12          Indenture dated as of January    4.6 to APS' Registration               1-4473         1-11-95
              1, 1995 among APS and The        Statement Nos. 33-61228 and
              Bank of New York, as  Trustee    33-55473 by means of January 1,
                                               1995 Form 8-K Report

4.13          First Supplemental Indenture     4.4 to APS' Registration               1-4473         1-11-95
              dated as of January 1, 1995      Statement Nos. 33-61228 and
                                               33-55473 by means of January 1,
                                               1995 Form 8-K Report

4.14          Indenture dated as of            4.5 to APS' Registration               1-4473         11-22-96
              November 15, 1996 among APS      Statements Nos. 33-61228,
              and The Bank of New York, as     33-55473, 33-64455 and 333- 15379
              Trustee                          by means of November 19, 1996
                                               Form 8-K Report

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
4.15          First Supplemental Indenture     4.6 to APS' Registration               1-4473         11-22-96
                                               Statements Nos. 33-61228,
                                               33-55473, 33-64455 and 333-15379
                                               by means of November 19, 1996
                                               Form 8-K Report

4.16          Second Supplemental Indenture    4.10 to APS' Registration              1-4473         4-9-97
                                               Statement Nos. 33-55473, 33-64455
                                               and 333-15379 by means of April
                                               7, 1997 Form 8-K Report

4.17          Indenture dated as of            4.1 to the Company's Registration      1-8962         1-25-01
              December 1, 2000 between the     Statement No. 333-53150
              Company and The Bank of New
              York, as Trustee, relating to
              Senior Debt Securities

4.18          First Supplemental Indenture     4.2 to the Company's Registration      1-8962         3-26-01
              dated as of March 15, 2001       Statement No. 333-52476

4.19          Indenture dated as of            4.2 to the Company's Registration      1-8962         1-25-01
              December 1, 2000 between the     Statement No. 333-53150
              Company and The Bank of New
              York, as Trustee, relating to
              subordinated Debt Securities

4.20          Specimen Certificate of          4.2 to the Company's 1988 Form         1-8962         3-31-89
              Pinnacle West Capital            10-K Report
              Corporation Common Stock,  no
              par value

4.21          Agreement, dated March 29,       4.1 to the Company's 1987 Form         1-8962         3-30-88
              1988, relating to the filing     10-K Report
              of  instruments defining the
              rights of holders of
              long-term  debt not in excess
              of 10% of  the Company's
              total assets

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
4.22          Indenture dated as of January    4.10 to APS' Registration The          1-4473         1-16-98
              15, 1998 among APS and Chase     Statement Nos. 333-15379 and
              Manhattan Bank, as Trustee       333-27551 by means of January 13,
                                               1998 Form 8-K Report

4.23          First Supplemental Indenture     4.3 to APS' Registration               1-4473         1-16-98
              dated as of January 15, 1998     Statement Nos. 333-15379 and
                                               333-27551 by means of January 13,
                                               1998 Form 8-K Report

4.24          Second Supplemental Indenture    4.3 to APS' Registration               1-4473         2-22-99
              dated as of February 15, 1999    Statement Nos. 333-27551 and
                                               333-58445 by means of February
                                               18, 1999 Form 8-K Report

4.25          Third Supplemental Indenture     4.5 to APS' Registration               1-4473         11-5-99
              dated as of November 1, 1999     Statement Nos. 333-58445 by means
                                               of November 2, 1999 Form 8-K
                                               Report

4.26          Fourth Supplemental Indenture    4.1 to Registration Statement No.      1-4473         8-4-00
              dated as of August 1, 2000       333-58445 and 333-94277 by means
                                               of August 2, 2000 Form 8-K Report

4.27          Fifth Supplemental Indenture     4.1 to APS' September 2001 Form        1-4473         11-6-01
              dated as of October 1, 2001      10-Q

4.28          Sixth Supplemental Indenture     4.1 to APS' Registration               1-4473         2-28-01
              dated as of March 1, 2002        Statement Nos. 333-63994 and
                                               333-83398 by means of February
                                               26, 2002 Form 8-K Report

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
4.29          Amended and Restated Rights      4.1 to the Company's March 22,         1-8962         4-19-99
              Agreement, dated as of March     1999 Form 8-K Report
              26, 1999, between Pinnacle
              West Capital Corporation and
              BankBoston, N.A., as Rights
              Agent, including (i) as
              Exhibit A thereto the form of
              Amended Certificate of
              Designation of Series A
              Participating Preferred Stock
              of Pinnacle West Capital
              Corporation, (ii) as Exhibit
              B thereto the form of Rights
              Certificate and (iii) as
              Exhibit C thereto the Summary
              of Right to Purchase
              Preferred Shares

4.30          Amendment to Rights              4.1 to March 2002 Form 10-Q Report     1-8962         5-15-02
              Agreement, effective as of
              January 1, 2002

10.6          Two separate Decommissioning     10.2 to APS' September 1991 Form       1-4473         11-14-91
              Trust Agreements (relating       10-Q Report
              to  PVNGS Units 1 and 3,
              respectively), each dated
              July 1, 1991, between APS and
              Mellon Bank, N.A., as
              Decommissioning Trustee

10.7          Amendment No. 1 to               10.1 to APS' 1994 Form 10- K           1-4473         3-30-95
              Decommissioning Trust            Report
              Agreement (PVNGS Unit 1),
              dated as of December 1, 1994

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
10.8          Amendment No. 1 to               10.2 to APS' 1994 Form 10-K            1-4473         3-30-95
              Decommissioning Trust            Report
              Agreement (PVNGS Unit 3),
              dated as of December 1, 1994

10.9          Amendment No. 2 to APS           10.4 to APS' 1996 Form 10-K            1-4473         3-28-97
              Decommissioning Trust            Report
              Agreement (PVNGS Unit 1)
              dated as of July 1, 1991

10.10         Amendment No. 2 to APS           10.6 to APS' 1996 Form 10-K            1-4473         3-28-97
              Decommissioning Trust            Report
              Agreement (PVNGS Unit 3)
              dated as of July 1, 1991

10.11         Amended and Restated             10.1 to the Company's 1991 Form        1-8962         3-26-92
              Decommissioning Trust            10-K Report
              Agreement (PVNGS Unit 2)
              dated as of January 31,
              1992,  among APS, Mellon
              Bank, N.A., as
              Decommissioning  Trustee, and
              State Street Bank and Trust
              Company, as  successor to The
              First  National Bank of
              Boston, as Owner Trustee
              under two separate Trust
              Agreements, each with a
              separate Equity Participant,
              and as Lessor under two
              separate Facility Leases,
              each relating to an undivided
              interest in PVNGS Unit 2

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
10.12         First Amendment to Amended       10.2 to APS' 1992 Form 10-K            1-4473         3-30-93
              and Restated  Decommissioning    Report
              Trust  Agreement (PVNGS Unit
              2), dated as of November 1,
              1992

10.13         Amendment No. 2 to Amended       10.2 to APS' 1994 Form 10-K            1-4473         3-30-95
              and Restated Decommissioning     Report
              Trust Agreement (PVNGS Unit
              2), dated as of November 1,
              1994

10.14         Amendment No. 3 to Amended       10.1 to APS' June 1996 Form 10-Q       1-4473         8-9-96
              and Restated Decommissioning     Report
              Trust Agreement (PVNGS Unit
              2), dated as of November 1,
              1994

10.15         Amendment No. 4 to Amended       APS 10.5 to APS' 1996 Form 10-K        1-4473         3-28-97
              and Restated Decommissioning     Report
              Trust Agreement (PVNGS Unit
              2) dated as of January 31,
              1992

10.16         Amendment No. 5 to the           10.1 to Pinnacle West's March          1-8962         5-15-02
              Amended and Restated             2002 Form 10-Q Report
              Decommissioning Trust
              Agreement (PVNGS Unit 2),
              dated as of June 30, 2000

10.17         Amendment No. 3 to the           10.2 to Pinnacle West's March          1-8962         5-15-02
              Decommissioning Trust            2002 Form 10-Q Report
              Agreement (PVNGS Unit 1),
              dated as of March 18, 2002

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
10.18         Amendment No. 6 to the           10.3 to Pinnacle West's March          1-8962         5-15-02
              Amended and Restated             2002 Form 10-Q Report
              Decommissioning Trust
              Agreement (PVNGS Unit 2),
              dated as of March 18, 2002

10.19         Amendment No. 3 to the           10.4 to Pinnacle West's March          1-8962         5-15-02
              Decommissioning Trust            2002 Form 10-Q Report
              Agreement (PVNGS Unit 3),
              dated as of March 18, 2002

10.20         Asset Purchase and Power         10.1 to APS' June 1991 Form 10-Q       1-4473         8-8-91
              Exchange Agreement dated         Report
              September 21, 1990 between
              APS and PacifiCorp, as
              amended as of October 11,
              1990 and as of July 18, 1991

10.21         Long-Term Power Transaction      10.2 to APS' June 1991 Form 10-Q       1-4473         8-8-91
              Agreement dated September 21,    Report
              1990 between APS and
              PacifiCorp, as amended as of
              October 11, 1990, and as of
              July 8, 1991

10.22         Amendment No. 1 dated April      10.3 to APS' 1995 Form 10-K            1-4473         3-29-96
              5, 1995 to the Long-Term         Report
              Power Transaction Agreement
              and Asset Purchase and Power
              Exchange Agreement between
              PacifiCorp and APS

10.23         Restated Transmission            10.4 to APS' 1995 Form 10-K            1-4473         3-29-96
              Agreement between PacifiCorp     Report
              and APS dated April 5, 1995

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
10.24         Contract among PacifiCorp,       10.5 to APS' 1995 Form 10-K            1-4473         3-29-96
              APS and United States            Report
              Department of Energy Western
              Area Power Administration,
              Salt Lake Area Integrated
              Projects for Firm
              Transmission Service dated
              May 5, 1995

10.25         Reciprocal Transmission          10.6 to APS' 1995 Form 10-K            1-4473         3-29-96
              Service Agreement between APS    Report
              and PacifiCorp dated as of
              March 2, 1994

10.26         Contract, dated July 21,         10.31 to the Company's Form S-14       2-96386        3-13-85
              1984, with DOE providing for     Registration Statement
              the disposal of nuclear fuel
              and/or high-level
              radioactive waste, ANPP

10.27         Indenture of Lease with          5.01 to APS' Form S-7                  2-59644        9-1-77
              Navajo Tribe of Indians, Four    Registration Statement
              Corners Plant

10.28         Supplemental and Additional      5.02 to APS' Form S-7                  2-59644        9-1-77
              Indenture of Lease, including    Registration Statement
              amendments and supplements
              to original lease with
              Navajo Tribe of Indians,
              Four Corners Plant

10.29         Amendment and Supplement No.     10.36 to the Company's                 1-8962         7-25-85
              1 to Supplemental and            Registration Statement on Form
              Additional Indenture of Lease    8-B Report
              Four Corners, dated April
              25, 1985

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
10.30         Application and Grant of         5.04 to APS' Form S-7                  2-59644        9-1-77
              multi-party rights-of-way and    Registration Statement
              easements, Four Corners Plant
              Site

10.31         Application and Amendment No.    10.37 to the Company's                 1-8962         7-25-85
              1 to Grant of multi-party        Registration Statement on Form
              rights-of-way and easements,     8-B
              Four Corners Power Plant
              Site dated April 25, 1985

10.32         Application and Grant of         5.05 to APS' Form S-7                  2-59644        9-1-77
              Arizona Public Service           Registration Statement
              Company rights-of-way and
              easements, Four Corners Plant
              Site

10.33         Four Corners Project             10.7 to the Company's 2000 Form        1-8962         3-14-01
              Co-Tenancy Agreement             10-K Report
              Amendment No. 6

10.34         Application and Amendment No.    10.38 to the Company's                 1-8962         7-25-85
              1 to Grant of Arizona Public     Registration Statement on Form
              Service Company                  8-B
              rights-of-way and easements,
              Four Corners Power Plant
              Site dated April 25, 1985

10.35         Indenture of Lease, Navajo       5(g) to APS' Form S-7                  2-36505        3-23-70
              Units 1, 2, and 3                Registration Statement

10.36         Application of Grant of          5(h) to APS Form S-7 Registration      2-36505        3-23-70
              rights-of-way and easements,     Statement
              Navajo Plant

10.37         Water Service Contract           5(l) to APS' Form S-7                  2-394442       3-16-71
              Assignment with the United       Registration Statement
              States Department of
              Interior, Bureau of
              Reclamation, Navajo Plant

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
10.38         Arizona Nuclear Power Project    10.1 to APS' 1988 Form 10-K            1-4473         3-8-89
              Participation Agreement,
              dated August 23, 1973, among
              APS Salt River Project
              Agricultural Improvement and
              Power District, Southern
              California Edison Company,
              Public Service Company of
              New Mexico, El Paso
              Electric Company, Southern
              California Public Power
              Authority, and Department of
              Water and Power of the City
              of Los Angeles, and
              amendments 1-12 thereto

10.39         Amendment No. 13, dated as       10.1 to APS' March 1991 Form 10-Q      1-4473         5-15-91
              of April 22, 1991, to Arizona
              Nuclear Power Project
              Participation Agreement,
              dated August 23, 1973, among
              APS, Salt River Project
              Agricultural Improvement and
              Power District, Southern
              California Edison Company,
              Public Service Company of New
              Mexico, El Paso Electric
              Company, Southern California
              Public Power Authority, and
              Department of Water and Power
              of the City of Los Angeles

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
10.40         Amendment No. 14 to Arizona      99.1 to the Company's June 2000        1-8962         8-14-00
              Nuclear Power Project            Form 10-Q Report
              Participation Agreement,
              dated August 23, 1973, among
              APS, Salt River Project
              Agricultural Improvement and
              Power District, Southern
              California Edison Company,
              Public Service Company of New
              Mexico, El Paso Electric
              Company, Southern California
              Public Power Authority, and
              Department of Water and Power
              of the City of Los Angeles

10.41(c)      Facility Lease, dated as of      4.3 to APS' Form S-3 Registration      33-9480        10-24-86
              August 1, 1986, between State    Statement
              Street Bank and Trust
              Company, as successor to The
              First National Bank of
              Boston, in its capacity as
              Owner Trustee, as Lessor,
              and APS, as Lessee

10.42(c)      Amendment No. 1, dated as of     10.5 to APS' September 1986 Form       1-4473         12-4-86
              November 1, 1986, to Facility    10-Q Report by means of
              Lease, dated as of August 1,     Amendment No. on December  3,
              1986, between State Street       1986 Form 8
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, in
              its capacity as Owner
              Trustee, as Lessor, and APS,
              as Lessee

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
10.43(c)      Amendment No. 2 dated as of      10.3 to APS' 1988 Form 10-K            1-4473         3-8-89
              June 1, 1987 to Facility         Report
              Lease dated as of August 1,
              1986  between State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Lessor, and APS, as Lessee

10.44(c)      Amendment No. 3, dated as of     10.3 to APS' 1992 Form 10-K            1-4473         3-30-93
              March 17, 1993, to Facility      Report
              Lease, dated as of August 1,
              1986, between State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Lessor, and APS, as Lessee

10.45         Facility Lease, dated as of      10.1 to APS' November 18 1986          1-4473         1-20-87
              December 15, 1986, between       Form 8-K Report
              State Street Bank and Trust
              Company, as successor to The
              First National Bank of
              Boston, in its capacity as
              Owner Trustee, as Lessor,
              and APS, as Lessee

10.46         Amendment No. 1, dated as of     4.13 to APS' Form S-3                  1-4473         8-24-87
              August 1, 1987, to Facility      Registration Statement No.
              Lease, dated as of December      33-9480 by means of August 1,
              15, 1986, between State          1987 Form 8-K Report
              Street Bank and Trust
              Company, as successor to The
              First National Bank of
              Boston, as Lessor, and APS,
              as Lessee

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
10.47         Amendment No. 2, dated as of     10.4 to APS' 1992 Form 10-K            1-4473         3-30-93
              March 17, 1993, to Facility      Report
              Lease, dated as of December
              15, 1986, between State
              Street Bank and Trust
              Company, as successor to The
              First National Bank of
              Boston, as Lessor, and APS,
              as Lessee

10.48(a)      Pinnacle West Capital            10.13 to the Company's 1999 Form       1-8962         3-30-00
              Corporation Supplemental         10-K Report
              Excess Benefit Retirement
              Plan, as amended and
              restated, dated December 7,
              1999

10.49(a)      First Amendment to the           10.4 to Pinnacle West's 2001 Form      1-8962         3-27-02
              Pinnacle West Capital            10-K Report
              Corporation Supplemental
              Excess Benefit Retirement Plan

10.50(a)      Second Amendment to the          10.5 to Pinnacle West's 2001 Form      1-8962         3-27-02
              Pinnacle West Capital            10-K Report
              Corporation Supplemental
              Excess Benefit Retirement Plan

10.51(a)      Trust for the Pinnacle West      10.14 to the Company's 1999 Form       1-8962         3-30-00
              Capital Corporation, Arizona     10-K Report
              Public Service Company and
              SunCor Development Company
              Deferred Compensation Plans
              dated August 1, 1996

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
10.52(a)      First Amendment dated            10.15 to the Company's 1999 Form       1-8962         3-30-00
              December 7, 1999 to the Trust    10-K Report
              for the Pinnacle West Capital
              Corporation, Arizona Public
              Service Company and SunCor
              Development Company Deferred
              Compensation Plans

10.53(a)      Directors' Deferred              10.1 to APS' June 1986 Form 10-Q       1-4473         8-13-86
              Compensation Plan, as            Report
              restated, effective January
              1, 1986

10.54(a)      Second Amendment to the          10.2 to APS' 1993 Form 10-K            1-4473         3-30-94
              Arizona Public Service           Report
              Company Deferred Compensation
              Plan, effective as of
              January 1, 1993

10.55(a)      Third Amendment to the           10.1 to APS' September 1994 Form       1-4473         11-10-94
              Arizona Public Service           10-Q
              Company Directors' Deferred
              Compensation Plan, effective
              as of May 1, 1993

10.56(a)      Fourth Amendment dated           10.8 to the Company's 1999 Form        1-8962         3-30-00
              December 28, 1999 to the         10-K Report
              Arizona Public Service
              Company Directors Deferred
              Compensation Plan

10.57(a)      Arizona Public Service           10.4 to APS' 1988 Form 10-K            1-4473         3-8-89
              Company Deferred Compensation    Report
              Plan, as restated, effective
              January 1, 1984, and the
              second and third amendments
              thereto, dated December 22,
              1986, and December 23, 1987
              respectively

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
10.58(a)      Third Amendment to the           10.3 to APS' 1993 Form 10-K            1-4473         3-30-94
              Arizona Public Service           Report
              Company Deferred
              Compensation Plan, effective
              as of January 1, 1993

10.59(a)      Fourth Amendment to the          10.2 to APS' September 1994 Form       1-4473         11-10-94
              Arizona Public Service           10-Q Report
              Company Deferred Compensation
              Plan effective as of May 1,
              1993

10.60(a)      Fifth Amendment to the           10.3 to APS' 1996 Form 10-K            1-4473         3-28-97
              Arizona Public Service           Report
              Company Deferred
              Compensation Plan

10.61(a)      Sixth Amendment to Arizona       10.8 to the Company's 2000 Form        1-8962         3-14-01
              Public Service Company           10-K Report
              Deferred Compensation Plan

10.62(a)      First Amendment effective as     10.7 to the Company's 1999 Form        1-8962         3-30-00
              of January 1, 1999, to the       10-K Report
              Pinnacle West Capital
              Corporation, Arizona Public
              Service Company, SunCor
              Development Company and El
              Dorado Investment Company
              Deferred Compensation Plan

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
10.63(a)      Second Amendment effective       10.10 to the Company's 1999 Form       1-8962         3-30-00
              January 1, 2000 to the           10-K Report
              Pinnacle West Capital
              Corporation, Arizona Public
              Service Company, SunCor
              Development Company and El
              Dorado Investment Company
              Deferred Compensation Plan

10.64(a)      Pinnacle West Capital            10.10 to APS' 1995 Form 10-K           1-4473         3-29-96
              Corporation, Arizona Public      Report
              Service Company, SunCor
              Development Company and  El
              Dorado Investment Company
              Deferred Compensation Plan as
              amended and restated
              effective January 1, 1996

10.65(a)      Pinnacle West Capital            10.7 to APS' 1994 Form 10-K            1-4473         3-30-95
              Corporation and Arizona          Report
              Public  Service Company
              Directors' Retirement Plan,
              effective as of January 1,
              1995

10.66(a)      Letter Agreement dated July      10.16 to the Company's 1999 Form       1-8962         3-30-00
              28, 1995 between Arizona         10-K Report
              Public Service Company and
              Armando B. Flores

10.67(a)      Letter Agreement dated as of     10.8 to APS' 1995 Form 10-K            1-4473         3-29-96
              January 1, 1996 between APS      Report
              and Robert G. Matlock &
              Associates, Inc. for
              consulting services

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
10.68(a)      Letter Agreement dated           10.7 to APS' 1994 Form 10-K Report     1-4473         3-30-96
              December 21, 1993, between
              APS and William L. Stewart

10.69(a)      Letter Agreement dated           10.8 to APS' 1996 Form 10-K            1-4473         3-28-97
              August 16, 1996 between APS      Report
              and William L. Stewart

10.70(a)      Letter Agreement between APS     10.2 to APS' September 1997 Form       1-4473         11-12-97
              and William L. Stewart           10-Q Report

10.71(a)      Letter Agreement dated           10.9 to 1999 Form 10-K Report          1-8962         3-30-00
              December 13, 1999 between APS
              and William L. Stewart

10.72(a)      Amendment to Letter              10.1 to June 2002 Form                 1-8962         8-13-02
              Agreement, effective as of       10-Q Report
              January 1, 2002, between APS
              and William L. Stewart

10.73(a)      Letter Agreement dated           10.17 to the Company's 1999 Form       1-8962         3-30-00
              October 3, 1997 between          10-K Report
              Arizona Public Service
              Company and James M. Levine

10.74(a)      Summary of James M.              10.2 to March 2002 Form 10-Q           1-8962         5-15-02
              Levine Retirement Benefits       Report

10.75(a)      Employment Agreement,            10.1 to November 2002 Form 10-Q        1-8962         11-14-02
              effective as of October 1,       Report
              2002, between APS and James
              M. Levine

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
10.76(ad)     Key Executive Employment and     10.1 to June 1999 Form                 1-8962         8-16-99
              Severance Agreement between      10-Q Report
              Pinnacle West and certain
              executive officers of
              Pinnacle West and its
              subsidiaries

10.77(a)      Pinnacle West Capital            10.1 to APS' 1992 Form 10-K            1-4473         3-30-93
              Corporation Stock Option and     Report
              Incentive Plan

10.78(a)      First Amendment dated            10.11 to the Company's 1999 Form       1-8962         3-30-00
              December 7, 1999 to the          10-K Report
              Pinnacle West Capital
              Corporation Stock Option and
              Incentive Plan

10.79(a)      Pinnacle West Capital            A to the Proxy Statement for the       1-8962         4-16-94
              Corporation 1994 Long- Term      Plan Report for the Company's
              Incentive Plan, effective as     1994 Annual Meeting of
              of March 23, 1994                Shareholders

10.80(a)      First Amendment dated            10.12 to the Company's 1999 Form       1-8962         3-30-00
              December 7, 1999 to the          10-K Report
              Pinnacle West Capital
              Corporation 1994 Long-Term
              Incentive Plan

10.81(a)      Pinnacle West Capital            B to the Proxy Statement for the       1-8962         4-16-94
              Corporation Director Equity      Plan Report for the Company's
              Participation Plan               1994 Annual Meeting of
                                               Shareholders

10.82(a)      Pinnacle West Capital            99.1 to the Company's                  1-8962         7-3-00
              Corporation 2000 Director        Registration Statement on Form
              Equity Plan                      S-8 (No. 333-40796)

10.83(a)      Pinnacle West Capital            99.2 to the Company's                  1-8962         7-3-00
              Corporation and Arizona          Registration Statement on Form
              Public Service Company           S-8 (No. 333-40796)
              Directors' Retirement Plan,
              as amended and restated on
              June 21, 2000

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
10.84         Agreement No. 13904 (Option      10.3 to APS' 1991 Form 10-K            1-4473         3-19-92
              and Purchase of Effluent)        Report
              with Cities of Phoenix,
              Glendale, Mesa, Scottsdale,
              Tempe, Town of Youngtown, and
              Salt River Project
              Agricultural Improvement and
              Power District, dated April
              23, 1973

10.85         Agreement for the Sale and       10.4 to APS' 1991 Form 10-K            1-4473         3-19-92
              purchase of Wastewater           Report
              Effluent with City of
              Tolleson and Salt River
              Agricultural Improvement and
              Power District, dated June
              12, 1981, including Amendment
              No. 1 dated as of November
              12, 1981 and Amendment No. 2
              dated as of  June 4, 1986

10.86(a)      APS Director Equity Plan         10.1 to September 1997 Form 10-Q       1-4473         11-12-97
                                               Report

10.87         Territorial Agreement between    10.1 to APS' March 1998 Form 10-Q      1-4473         5-15-98
              the Company and Salt River       Report
              Project

10.88         Power Coordination Agreement     10.2 to APS' March 1998 Form 10-Q      1-4473         5-15-98
              between the Company and Salt     Report
              River Project

10.89         Memorandum of Agreement          10.3 to APS' March 1998 Form 10-Q      1-4473         5-15-98
              between the Company and Salt     Report
              River Project

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
10.90         Addendum to Memorandum of        10.2 to APS' May 19, 1998 Form         1-4473         6-26-98
              Agreement between APS and        8-K Report
              Salt River Project dated as
              of May 19, 1998

99.4          Collateral Trust Indenture       4.2 to APS' 1992 Form 10 K Report      1-4473         3-30-93
              among PVNGS II Funding
              Corp., Inc., APS and
              Chemical Bank, as Trustee

99.5          Supplemental Indenture to        4.3 to APS' 1992 Form 10 K Report      1-4473         3-30-93
              Collateral Trust Indenture
              among PVNGS II Funding
              Corp., Inc., APS and
              Chemical Bank, as Trustee

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
99.6(c)       Participation Agreement,         28.1 to APS' September 1992 Form       1-4473         11-9-92
              dated as of August 1, 1986,      10-Q Report
              among PVNGS Funding Corp.,
              Inc., Bank of America
              National Trust and Savings
              Association, State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, in
              its individual capacity and
              as Owner Trustee, Chemical
              Bank, in its individual
              capacity and as Indenture
              Trustee, APS, and the Equity
              Participant named therein

99.7(c)       Amendment No. 1 dated as of      10.8 to APS' September 1986 Form       1-4473         12-4-86
              November 1, 1986, to             10-Q Report by means of
              Participation Agreement,         Amendment No. 1, on December 3,
              dated as of August 1, 1986,      1986 Form 8
              among PVNGS Funding  Corp.,
              Inc., Bank of America
              National Trust and Savings
              Association, State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, in
              its individual capacity and
              as Owner Trustee, Chemical
              Bank, in its individual
              capacity and as Indenture
              Trustee, APS, and the Equity
              Participant named therein

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
99.8(c)       Amendment No. 2, dated as of     28.4 to APS' 1992 Form 10-K            1-4473         3-30-93
              March 17, 1993, to               Report
              Participation Agreement,
              dated as of August 1, 1986,
              among PVNGS Funding Corp.,
              Inc., PVNGS II Funding Corp.,
              Inc., State Street Bank and
              Trust Company, as successor
              to The First National Bank of
              Boston, in its individual
              capacity and as Owner
              Trustee, Chemical Bank, in
              its individual capacity and
              as Indenture Trustee, APS,
              and the Equity Participant
              named therein

99.9(c)       Trust Indenture, Mortgage,       4.5 to APS' Form S-3 Registration      33-9480        10-24-86
              Security Agreement and           Statement
              Assignment of Facility Lease,
              dated as of August 1, 1986,
              between State Street Bank and
              Trust Company, as successor
              to The First  National Bank
              of Boston, as Owner Trustee,
              and Chemical Bank, as
              Indenture Trustee

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
99.10(c)      Supplemental Indenture No. 1,    10.6 to APS' September 1986 Form       1-4473         12-4-86
              dated as of November 1, 1986     10-Q Report by means of
              to Trust Indenture, Mortgage,    Amendment No. 1 on December  3,
              Security Agreement and           1986 Form 8
              Assignment of Facility
              Lease, dated as of August 1,
              1986, between State Street
              Bank and Trust Company, as
              successor  to The First
              National Bank of Boston, as
              Owner Trustee, and Chemical
              Bank, as Indenture Trustee

99.11(c)      Supplemental Indenture No. 2     28.14 to APS' 1992 Form 10-K           1-4473         3-30-93
              to Trust Indenture, Mortgage,    Report
              Security Agreement and
              Assignment of Facility
              Lease, dated as of August 1,
              1986, between State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee, and Chemical
              Bank, as Lease Indenture
              Trustee

99.12(c)      Assignment, Assumption and       28.3 to APS' Form S-3                  33-9480        10-24-86
              Further Agreement, dated as      Registration Statement
              of August 1, 1986, between
              APS and State Street Bank
              and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
99.13(c)      Amendment No. 1, dated as of     10.10 to APS' September 1986 Form      1-4473         12-4-86
              November 1, 1986, to             10-Q Report by means of
              Assignment, Assumption and       Amendment No. l on December  3,
              Further Agreement, dated as      1986 Form 8
              of August 1, 1986, between
              APS and State Street Bank
              and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee

99.14(c)      Amendment No. 2, dated as of     28.6 to APS' 1992 Form 10-K            1-4473         3-30-93
              March 17, 1993, to               Report
              Assignment, Assumption and
              Further Agreement, dated as
              of August 1, 1986, between
              APS and State Street Bank
              and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee

99.15         Participation Agreement,         28.2 to APS' September 1992 Form       1-4473         11-9-92
              dated as of December 15,         10-Q Report
              1986, among PVNGS Funding
              Report Corp., Inc., State
              Street Bank and Trust
              Company, as successor to The
              First National Bank of
              Boston, in its individual
              capacity and as Owner
              Trustee, Chemical Bank, in
              its individual capacity and
              as Indenture Trustee under a
              Trust Indenture, APS, and the
              Owner Participant named
              therein

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
99.16         Amendment No. 1, dated as of     28.20 to APS' Form S-3                 1-4473         8-10-87
              August 1, 1987, to               Registration Statement No.
              Participation Agreement,         33-9480 by means of a November
              dated as of December 15,         6, 1986 Form 8-K  Report
              1986, among PVNGS Funding
              Corp., Inc. as  Funding
              Corporation, State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee, Chemical
              Bank, as Indenture Trustee,
              APS, and the Owner
              Participant named therein

99.17         Amendment No. 2, dated as of     28.5 to APS' 1992 Form 10-K            1-4473         3-30-93
              March 17, 1993, to               Report
              Participation Agreement,
              dated as of December 15,
              1986, among PVNGS Funding
              Corp., Inc., PVNGS II Funding
              Corp., Inc., State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, in
              its individual capacity and
              as Owner Trustee, Chemical
              Bank, in its individual
              capacity and as Indenture
              Trustee, APS, and the Owner
              Participant named therein

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
99.18         Trust Indenture, Mortgage        10.2 to APS' November 18, 1986         1-4473         1-20-87
              Security Agreement and           Form 10-K Report
              Assignment of Facility
              Lease,  dated as of December
              15, 1986, between State
              Street Bank and Trust
              Company, as successor to The
              First National Bank of
              Boston, as Owner Trustee, and
              Chemical Bank, as Indenture
              Trustee

99.19         Supplemental Indenture No. 1,    4.13 to APS' Form S-3                  1-4473         8-24-87
              dated as of August 1, 1987,      Registration Statement No.
              to Trust Indenture, Mortgage,    33-9480 by means of August 1,
              Security Agreement and           1987 Form 8-K Report
              Assignment of Facility
              Lease, dated as of December
              15, 1986, between State
              Street Bank and Trust
              Company, as successor to The
              First National Bank of
              Boston, as Owner Trustee, and
              Chemical Bank, as Indenture
              Trustee

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
99.20         Supplemental Indenture No. 2     4.5 to APS' 1992 Form 10-K Report      1-4473         3-30-93
              to Trust Indenture Mortgage,
              Security Agreement and
              Assignment of Facility
              Lease, dated as of December
              15, 1986, between State
              Street Bank and Trust
              Company, as successor to The
              First National Bank of
              Boston, as Owner Trustee, and
              Chemical Bank, as Lease
              Indenture Trustee

99.21         Assignment, Assumption and       10.5 to APS' November 18, 1986         1-4473         1-20-87
              Further Agreement, dated as      Form 8-K Report
              of December 15, 1986, between
              APS and State Street Bank
              and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee

99.22         Amendment No. 1, dated as of     28.7 to APS' 1992 Form 10-K            1-4473         3-30-93
              March 17, 1993, to               Report
              Assignment, Assumption and
              Further Agreement, dated as
              of December 15, 1986,
              between APS and State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee

99.23(c)      Indemnity Agreement dated as     28.3 to APS' 1992 Form 10-K Report     1-4473         3-30-93
              of March 17, 1993 by APS

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
99.24         Extension Letter, dated as of    28.20 to APS' Form S-3                 1-4473         8-10-87
              August 13, 1987, from the        Registration Statement No.
              signatories of the               33-9480 by means of a November
              Participation Agreement to       6, 1986 Form 8-K Report
              Chemical Bank

99.25         Rate Reduction Agreement         10.1 to APS' December 4, 1995          1-4473         12-14-95
              dated December 4, 1995           8-K Report
              between APS and the ACC Staff

99.26         ACC Order dated April 24, 1996   10.1 to APS' March 1996 Form 10-Q      1-4473         5-14-96
                                               Report

99.27         Arizona Corporation              99.1 to APS' 1996 Form 10-K            1-4473         3-28-97
              Commission Order, Decision       Report
              No. 59943, dated December 26,
              1996, including the Rules
              regarding the introduction of
              retail competition in Arizona

99.28         Retail Electric Competition      10.1 to APS' June 1998 Form 10-Q       1-4473         8-14-98
              Rules                            Report

99.29         Arizona Corporation              10.1 to APS' September 1999 10-Q       1-4473         11-15-99
              Commission Order, Decision       Report
              No. 61973, dated October 6,
              1999, approving APS'
              Settlement Agreement

99.30         Addendum to Settlement           10.1 to the Company's September        1-8962         11-14-00
              Agreement                        2000 Form 10-Q Report

99.31         Arizona Corporation              10.2 to APS' September 1999 10-Q       1-4473         11-15-99
              Commission Order, Decision       Report
              No. 61969, dated September
              29, 1999, including the
              Retail Electric Competition
              Rules

EXHIBIT NO.   DESCRIPTION                      ORIGINALLY FILED AS EXHIBIT:         FILE NO.(b)   DATE EFFECTIVE
-----------   -----------                      ----------------------------         -----------   --------------
99.32         Track 'A' Appeals Issues -       99.1 to the Company's November         1-8962         12-16-02
              Principles for Resolution        15, 2002 Form 8-K

99.33         ACC Opinion and Order dated      99.1 to the Company's September        1-8962         9-17-02
              September 10, 2002, Decision     10, 2002 Form 8-K Report
              No. 65154 (Track A Order)

99.34         Arizona Public Service           99.2 to the Company's September        1-8962         9-17-02
              Company Application filed        10, 2002 Form 8-K Report
              with the Arizona Corporation
              Commission on September 16,
              2002

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

REPORTS ON FORM 8-K

     During the quarter ended December 31, 2002, and the period ended March 31, 2003, the Company filed the following Reports on Form 8-K:

     Report dated September 30, 2002 containing exhibits comprised of financial information and earnings variance explanations.

     Report dated October 17, 2002 regarding the Company's earnings outlook and a slide presentation for use at an analyst conference.

     Report dated November 14, 2002 regarding an ACC staff recommendation that the Interim Financing Application be approved.

     Report dated November 15, 2002 regarding: (i) appeals of the Track A Order and an agreement between APS and the ACC staff; (ii) ACC staff testimony on the Financing Application; and (iii) EITF 02-3.

     Report dated November 21, 2002 regarding reclassifications of revenue from electricity trading activities to a net basis of reporting.

     Report dated November 22, 2002 regarding ACC approval of the Interim Financing Application and Pinnacle West Energy's decision to cancel Redhawk Units 3 and 4.

     Report dated December 17, 2002 containing exhibits to Registration Statement Nos. 333-52476 and 333-101457.

     Report dated December 31, 2002 regarding an ACC staff report on Track B and containing exhibits comprised of financial information and earnings variance explanations.

     Report dated January 15, 2003 regarding NAC losses and earnings outlook.

     Report dated February 27, 2003 regarding the ACC Track B decision.

     Report dated March 11, 2003 regarding an ACC ALJ recommendation on the Financing Application.

     Report dated March 27, 2003 regarding ACC approval of a financing arrangement.

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

                                        PINNACLE WEST CAPITAL CORPORATION
                                                  (Registrant)

Date: March 31, 2003
                                        William J. Post
                                        ----------------------------------------
                                        (William J. Post, Chairman of the
                                        Board of Directors and Chief
                                        Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                         TITLE                    DATE
            ---------                         -----                    ----

       William J. Post             Principal Executive Officer    March 31, 2003
--------------------------------   and Director
  (William J. Post, Chairman
 of the Board of Directors and
   Chief Executive Officer)


         Jack E. Davis             Principal Accounting           March 31, 2003
--------------------------------   Officer and Director
  (Jack E. Davis, President)


       Donald E. Brandt            Principal Financial Officer    March 31, 2003
--------------------------------
      (Donald E. Brandt,
  Senior Vice President and)
   Chief Financial Officer)


     Edward N. Basha, Jr.          Director                       March 31, 2003
--------------------------------
    (Edward N. Basha, Jr.)


     Michael L. Gallagher          Director                       March 31, 2003
--------------------------------
    (Michael L. Gallagher)

         Pamela Grant              Director                       March 31, 2003
--------------------------------
        (Pamela Grant)


     Roy A. Herberger, Jr.         Director                       March 31, 2003
--------------------------------
    (Roy A. Herberger, Jr.)


        Martha O. Hesse            Director                       March 31, 2003
--------------------------------
       (Martha O. Hesse)


   William S. Jamieson, Jr.        Director                       March 31, 2003
--------------------------------
  (William S. Jamieson, Jr.)


       Humberto S. Lopez           Director                       March 31, 2003
--------------------------------
      (Humberto S. Lopez)


       Robert G. Matlock           Director                       March 31, 2003
--------------------------------
      (Robert G. Matlock)


       Kathryn L. Munro            Director                       March 31, 2003
--------------------------------
      (Kathryn L. Munro)


      Bruce J. Nordstrom           Director                       March 31, 2003
--------------------------------
     (Bruce J. Nordstrom)


      William L. Stewart           Director                       March 31, 2003
--------------------------------
     (William L. Stewart)

CERTIFICATIONS

I, William J. Post, certify that:

1. I have reviewed this annual report on Form 10-K of Pinnacle West Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003.

                                        William J. Post
                                        ----------------------------------------
                                        William J. Post
                                        Chairman and Chief Executive Officer

I, Donald E. Brandt, certify that:

1. I have reviewed this annual report on Form 10-K of Pinnacle West Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003.

                                        Donald E. Brandt
                                        ----------------------------------------
                                        Donald E. Brandt
                                        Senior Vice President and Chief
                                        Financial Officer