Form 10-Q
period 2003-03-31
PINNACLE WEST CAPITAL CORP
filed 2003-05-15
CIK 764622

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Number of shares of common stock, no par value, outstanding as of May 9, 2003: 91,254,179

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

ERMC -Energy Risk Management Committee

FASB - Financial Accounting Standards Board

FERC - United States Federal Energy Regulatory Commission

FIN - FASB Interpretation

Financing Order - ACC order issued on April 4, 2003 relating to APS' request to provide financing or credit support to Pinnacle West Energy or the Company

Fitch - Fitch, Inc.

GAAP - accounting principles generally accepted in the United States of America

Interim Financing Order - Order issued by the ACC on November 22, 2002 relating to APS' request to provide financing or credit support to the Company

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

NRC - United States Nuclear Regulatory Commission

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

2002 10-K - the Company's Annual Report on Form 10-K for the fiscal year ended
    December 31, 2002

VIE - variable interest entity

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                Three Months Ended
                                                                     March 31,
                                                             -------------------------
                                                                2003           2002
                                                             ----------     ----------
Operating Revenues
  Regulated electricity segment                              $  384,960     $  380,241
  Marketing and trading segment                                 162,743         75,815
  Real estate segment                                            40,688         39,511
  Other revenues                                                 15,571          4,277
                                                             ----------     ----------
    Total                                                       603,962        499,844
                                                             ----------     ----------

Operating Expenses
  Regulated electricity segment purchased power and fuel         74,671         61,531
  Marketing and trading segment purchased power and fuel        143,645         35,785
  Operations and maintenance                                    133,117        117,430
  Real estate operations segment                                 40,159         36,646
  Depreciation and amortization                                 105,398         99,656
  Taxes other than income taxes                                  28,496         26,758
  Other expenses                                                  9,221          3,302
                                                             ----------     ----------
    Total                                                       534,707        381,108
                                                             ----------     ----------
Operating Income                                                 69,255        118,736
                                                             ----------     ----------
Other
  Other income (Note 16)                                          5,721          5,161
  Other expense (Note 16)                                        (4,197)        (5,089)
                                                             ----------     ----------
    Total                                                         1,524             72
                                                             ----------     ----------
Interest Expense
  Interest charges                                               47,851         44,519
  Capitalized interest                                           (9,979)       (13,859)
                                                             ----------     ----------
    Total                                                        37,872         30,660
                                                             ----------     ----------
Income From Continuing Operations Before Income Taxes            32,907         88,148
Income Taxes                                                     12,754         34,897
                                                             ----------     ----------
Income From Continuing Operations                                20,153         53,251
Income From Discontinued Operations
 - Net of Income Tax Expense of $3,375 and $332                   5,145            506
                                                             ----------     ----------
Net Income                                                   $   25,298     $   53,757
                                                             ==========     ==========

Weighted-Average Common Shares Outstanding - Basic               91,256         84,735

Weighted-Average Common Shares Outstanding - Diluted             91,359         84,884

Earnings Per Weighted-Average Common Share Outstanding
  Income From Continuing Operations - Basic                  $     0.22     $     0.63
  Net Income - Basic                                               0.28           0.63
  Income From Continuing Operations - Diluted                      0.22           0.63
  Net Income - Diluted                                             0.28           0.63

Dividends Declared Per Share                                 $    0.425     $     0.40

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                          Twelve Months Ended
                                                                               March 31,
                                                                     ----------------------------
                                                                         2003            2002
                                                                     ------------    ------------
Operating Revenues
  Regulated electricity segment                                      $  2,017,742    $  2,529,522
  Marketing and trading segment                                           412,859         468,750
  Real estate segment                                                     202,258         176,084
  Other revenues                                                           73,231          14,505
                                                                     ------------    ------------
    Total                                                               2,706,090       3,188,861
                                                                     ------------    ------------

Operating Expenses
  Regulated electricity segment purchased power and fuel                  512,683       1,092,767
  Marketing and trading segment purchased power and fuel                  301,899         218,588
  Operations and maintenance                                              600,225         522,275
  Real estate operations segment                                          189,438         159,100
  Depreciation and amortization                                           429,824         422,778
  Taxes other than income taxes                                           109,690         102,523
  Other expenses                                                          110,878          12,717
                                                                     ------------    ------------
    Total                                                               2,254,637       2,530,748
                                                                     ------------    ------------
Operating Income                                                          451,453         658,113
                                                                     ------------    ------------
Other
  Other income (Note 16)                                                   16,226          27,096
  Other expense (Note 16)                                                 (33,519)        (32,864)
                                                                     ------------    ------------
    Total                                                                 (17,293)         (5,768)
                                                                     ------------    ------------
Interest Expense
  Interest charges                                                        190,844         177,592
  Capitalized interest                                                    (39,869)        (51,294)
                                                                     ------------    ------------
    Total                                                                 150,975         126,298
                                                                     ------------    ------------
Income From Continuing Operations Before Income Taxes                     283,185         526,047
Income Taxes                                                              110,085         207,634
                                                                     ------------    ------------
Income From Continuing Operations                                         173,100         318,413
Income From Discontinued Operations
 - Net of Income Tax Expense of $8,916 and $332                            13,594             506
Cumulative Effect of a Change in Accounting for Derivatives
 - Net of Income Tax Benefit of $8,099                                         --         (12,446)
Cumulative Effect of a Change in Accounting for Trading Activities
 - Net of Income Tax Benefit of $43,123                                   (65,745)             --
                                                                     ------------    ------------
Net Income                                                           $    120,949    $    306,473
                                                                     ============    ============

Weighted-Average Common Shares Outstanding - Basic                         86,509          84,719

Weighted-Average Common Shares Outstanding - Diluted                       86,627          84,910

Earnings Per Weighted-Average Common Share Outstanding
  Income From Continuing Operations - Basic                          $       2.00    $       3.76
  Net Income - Basic                                                         1.40            3.62
  Income From Continuing Operations - Diluted                                2.00            3.75
  Net Income - Diluted                                                       1.40            3.61

Dividends Declared Per Share                                         $       1.65    $       1.55

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)
                                     ASSETS

                                                         March 31,  December 31,
                                                           2003         2002
                                                        ----------   ----------
Current Assets
  Cash and cash equivalents                             $   67,289   $   77,566
  Trust fund for bond redemption                            87,225           --
  Customer and other receivables--net                      340,156      373,196
  Accrued utility revenues                                  57,306       72,915
  Materials and supplies (at average cost)                  91,106       91,652
  Fossil fuel (at average cost)                             32,922       28,185
  Deferred income taxes                                      4,094        4,094
  Assets from risk management and trading activities       106,348       59,162
  Real estate assets held for sale                              --       46,475
  Other current assets                                      89,428      103,978
                                                        ----------   ----------
     Total current assets                                  875,874      857,223
                                                        ----------   ----------

Investments and Other Assets
  Real estate investments--net                             386,983      382,719
  Assets from risk management and trading activities -
    long-term                                              100,209      122,336
  Other assets                                             227,882      229,891
                                                        ----------   ----------
     Total investments and other assets                    715,074      734,946
                                                        ----------   ----------

Property, Plant and Equipment
  Plant in service and held for future use               9,179,261    9,058,900
  Less accumulated depreciation and amortization         3,344,900    3,474,325
                                                        ----------   ----------
     Total                                               5,834,361    5,584,575
  Construction work in progress                            860,190      777,542
  Intangible assets, net of accumulated amortization       122,721      109,815
  Nuclear fuel, net of accumulated amortization             12,232        7,466
                                                        ----------   ----------
     Net property, plant and equipment                   6,829,504    6,479,398
                                                        ----------   ----------

Deferred Debits
  Regulatory assets                                        219,344      241,045
  Other deferred debits                                    115,125      113,194
                                                        ----------   ----------
     Total deferred debits                                 334,469      354,239
                                                        ----------   ----------

Total Assets                                            $8,754,921   $8,425,806
                                                        ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)
                             LIABILITIES AND EQUITY

                                                               March 31,      December 31,
                                                                  2003            2002
                                                              ------------    ------------
Current Liabilities
  Accounts payable                                            $    300,849    $    354,218
  Accrued taxes                                                    108,016          71,107
  Accrued interest                                                  42,763          53,018
  Short-term borrowings                                            207,667         102,183
  Current maturities of long-term debt                             485,794         280,888
  Customer deposits                                                 45,893          42,190
  Real estate liabilities held for sale                                 --          29,451
  Liabilities from risk management and trading activities           93,074          70,667
  Other current liabilities                                         77,626          63,847
                                                              ------------    ------------
     Total current liabilities                                   1,361,682       1,067,569
                                                              ------------    ------------

Long-Term Debt Less Current Maturities                           2,644,449       2,869,241
                                                              ------------    ------------

Deferred Credits and Other
  Liabilities from risk management and trading activities -
    long-term                                                       52,143          75,642
  Deferred income taxes                                          1,209,950       1,209,074
  Unamortized gain - sale of utility plant                          58,340          59,484
  Pension liability                                                199,456         183,880
  Liability for asset retirement (Note 13)                         223,147              --
  Other                                                            320,048         274,763
                                                              ------------    ------------
     Total deferred credits and other                            2,063,084       1,802,843
                                                              ------------    ------------

Commitments and Contingencies (Note 12)

Common Stock Equity
  Common stock, no par value                                     1,738,689       1,737,258
  Treasury stock                                                    (4,236)         (4,358)
                                                              ------------    ------------
  Total common stock                                             1,734,453       1,732,900
                                                              ------------    ------------
  Accumulated other comprehensive loss:
    Minimum pension liability adjustment                           (71,233)        (71,264)
    Derivative instruments                                          (8,565)        (20,020)
                                                              ------------    ------------
  Total accumulated other comprehensive loss                       (79,798)        (91,284)
                                                              ------------    ------------
  Retained earnings                                              1,031,051       1,044,537
                                                              ------------    ------------
     Total common stock equity                                   2,685,706       2,686,153
                                                              ------------    ------------

Total Liabilities and Equity                                  $  8,754,921    $  8,425,806
                                                              ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                 2003          2002
                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                             $   20,153    $   53,251
  Items not requiring cash:
    Depreciation and amortization                                105,398        99,656
    Nuclear fuel amortization                                      7,726         7,484
    Deferred income taxes                                         (9,675)      (10,434)
    Change in mark-to-market                                      (6,008)       (3,090)
  Changes in current assets and liabilities:
    Customer and other receivables                                33,040        53,815
    Accrued utility revenues                                      15,609        12,423
    Materials, supplies and fossil fuel                           (4,191)          476
    Other current assets                                          16,234        (2,937)
    Accounts payable                                             (55,049)     (117,731)
    Accrued taxes                                                 36,909        41,735
    Accrued interest                                             (10,255)       (6,448)
    Other current liabilities                                     17,482        24,872
  Change in real estate investments                               (4,277)       (7,841)
  Increase in regulatory assets                                   (2,152)       (2,096)
  Change in risk management and trading - assets                  11,334        (8,862)
  Change in risk management and trading - liabilities            (12,370)        6,229
  Change in customer advances                                     (1,334)      (24,767)
  Change in pension liability                                     15,576         7,521
  Change in other long-term assets                                 6,278        (9,710)
  Change in other long-term liabilities                            1,006        22,275
                                                              ----------    ----------
Net cash flow provided by operating activities                   181,434       135,821
                                                              ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                          (174,324)     (219,923)
  Trust fund for bond redemption                                 (87,225)     (121,668)
  Proceeds from sale of assets from discontinued operations       25,150            --
  Capitalized interest                                            (9,979)      (13,859)
  Other                                                            8,238        26,706
                                                              ----------    ----------
Net cash flow used for investing activities                     (238,140)     (328,744)
                                                              ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                                      18,500       603,430
  Short-term borrowings and payments--net                        105,484      (253,462)
  Dividends paid on common stock                                 (38,783)      (33,888)
  Repayment of long-term debt                                    (40,325)     (133,749)
  Other                                                            1,553         2,416
                                                              ----------    ----------
Net cash flow provided by financing activities                    46,429       184,747
                                                              ----------    ----------
Net Cash Flow                                                    (10,277)       (8,176)
Cash and Cash Equivalents at Beginning of Period                  77,566        28,619
                                                              ----------    ----------
Cash and Cash Equivalents at End of Period                    $   67,289    $   20,443
                                                              ==========    ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest paid, net of amounts capitalized                 $   46,439    $   35,212
    Income taxes paid                                         $       --    $   30,557

See Notes to Condensed Consolidated Financial Statements.

                        PINNACLE WEST CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor and El Dorado (principally NAC). All significant intercompany accounts and transactions between the consolidated companies have been eliminated. We have reclassified certain prior year amounts to conform to the current year presentation (see Notes 10 and 19.)

2. Our unaudited condensed consolidated financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature with the exception of the cumulative effect of a change in accounting for derivatives, the cumulative effect of a change in accounting for trading activities (see Note 10), asset retirement obligations (see Note 13) and real estate discontinued operations (see Note 19). We suggest that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read along with the consolidated financial statements and notes to consolidated financial statements included in our 2002 10-K.

3. Weather conditions cause significant seasonal fluctuations in our revenues. In addition, trading and wholesale marketing activities can have significant impacts on our results for interim periods. Consequently, results for interim periods do not necessarily represent results to be expected for the year.

4. In March 2003, APS deposited monies with its first mortgage bond trustee to redeem the entire $33 million of outstanding First Mortgage Bonds, 8% Series due 2025, and the entire $54 million of outstanding First Mortgage Bonds, 7.25% Series due 2023. On April 7, 2003, APS redeemed $33 million of its First Mortgage Bonds, 8% Series due 2025. APS will redeem $54 million of its First Mortgage Bonds, 7.25% Series due 2023, on August 1, 2003.

     On May 12, 2003, APS issued $500 million of debt as follows: $300 million aggregate principal amount of its 4.650% Notes due 2015 and $200 million aggregate principal amount of its 5.625% Notes due 2033. Also on May 12, 2003, APS made a $500 million loan to Pinnacle West Energy, and Pinnacle West Energy distributed the net proceeds of that loan to us to fund our repayment of a portion of the debt incurred to finance the construction of the following Pinnacle West Energy power plants: Redhawk Units 1 and 2, West Phoenix Units 4 and 5, and Saguaro Unit 3. See "ACC Financing Orders" in Note 5 for additional information. With Pinnacle West Energy's distribution to us, on May 12, 2003, we repaid the outstanding balance ($167 million) under a credit facility. We used a portion of the remaining proceeds to repay our short-term debt, with the balance being temporarily invested pending the planned optional repayment of our $250 million Floating Rate Notes due 2003.

5.   Regulatory Matters

ELECTRIC INDUSTRY RESTRUCTURING

STATE

     OVERVIEW

     On September 10, 2002, the ACC issued the Track A Order, which, among other things, directed APS not to transfer its generation assets to Pinnacle West Energy, as previously required under the Rules and the 1999 Settlement Agreement. See "Track A Order" below. The Track A Order and legal challenges to the Rules have raised considerable uncertainty about the status and pace of retail electric competition in Arizona.

     On March 14, 2003, the ACC issued the Track B Order, which requires APS to solicit bids for certain estimated capacity and energy requirements for periods beginning July 1, 2003. See "Track B Order" below.

     On April 4, 2003, the ACC issued the Financing Order authorizing APS to lend up to $500 million to Pinnacle West Energy, guarantee up to $500 million of Pinnacle West Energy debt, or a combination of both, not to exceed $500 million in the aggregate. See "ACC Financing Orders" below. On May 12, 2003, APS issued $500 million of debt pursuant to the Financing Order and made a $500 million loan to Pinnacle West Energy. Pinnacle West Energy distributed the net proceeds of that loan to us to fund the repayment of certain of our debt. See Note 4.

     As required by the 1999 Settlement Agreement, on or before June 30, 2003, APS will file a general rate case with the ACC. The general rate case will also address the implementation of retail rate adjustment mechanisms that were the subject of ACC hearings in April 2003. See "APS General Rate Case and Retail Rate Adjustment Mechanisms" below.

     1999 SETTLEMENT AGREEMENT

     The following are the major provisions of the 1999 Settlement Agreement, as approved by the ACC:

     o APS has reduced, and will reduce, rates for standard-offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% on July 1 for each of the years 1999 to 2003 for a total of 7.5%. Based on the price reductions authorized in the 1999 Settlement Agreement, there were retail price decreases of approximately $24 million ($14 million after taxes), effective July 1, 1999; approximately $28 million ($17 million after taxes), effective July 1, 2000; approximately $27 million ($16 million after taxes), effective July 1, 2001; and approximately $28 million ($17 million after taxes), effective July 1, 2002. The final price reduction is to be implemented July 1, 2003. For customers having loads of three MW or greater, standard-offer rates have been reduced in varying annual increments that total 5% in the years 1999 through 2002.

     o Unbundled rates being charged by APS for competitive direct access service (for example, distribution services) became effective upon approval of the 1999 Settlement Agreement, retroactive to July 1, 1999, and also became subject to annual reductions beginning January 1, 2000, that vary by rate class, through January 1, 2004.

     o There will be a moratorium on retail price changes for standard-offer and unbundled competitive direct access services until July 1, 2004, except for the price reductions described above and certain other limited circumstances. Neither the ACC nor APS will be prevented from seeking or authorizing rate changes prior to July 1, 2004 in the event of conditions or circumstances that constitute an emergency, such as an inability to finance on reasonable terms; material changes in APS' cost of service for ACC-regulated services resulting from federal, tribal, state or local laws; regulatory requirements; or judicial decisions, actions or orders.

     o APS will be permitted to defer for later recovery prudent and reasonable costs of complying with the Rules, system benefits costs in excess of the levels included in then-current (1999) rates, and costs associated with the "provider of last resort" and standard-offer obligations for service after July 1, 2004. These costs are to be recovered through an adjustment clause or clauses commencing on July 1, 2004. See "APS General Rate Case and Retail Rate Adjustment Mechanisms" below.

     o APS' distribution system opened for retail access effective September 24, 1999. Customers were eligible for retail access in accordance with the phase-in adopted by the ACC under the Rules (see "Retail Electric Competition Rules" below), including an additional 140 MW being made available to eligible non-residential customers. APS opened its distribution system to retail access for all customers on January 1, 2001. The regulatory developments and legal challenges to the Rules discussed in this Note have raised considerable uncertainty about the status and pace of electric competition in Arizona. Although some very limited retail competition existed in APS' service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to APS' customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS' service territory.

     o Prior to the 1999 Settlement Agreement, APS was recovering substantially all of its regulatory assets through July 1, 2004, pursuant to a 1996 regulatory agreement. In addition, the 1999 Settlement Agreement states that APS has demonstrated that its allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value (in 1999 dollars). APS will not be allowed to recover $183 million net present value (in 1999 dollars) of the above amounts. The 1999 Settlement Agreement provides that APS will have the opportunity to recover $350 million net present value (in 1999 dollars) through a competitive transition charge that will remain in effect through December 31, 2004, at which time it will terminate. The costs subject to recovery under the adjustment clause described above will be decreased or increased by any over/under-recovery due to sales volume variances.

     o APS will form, or cause to be formed, a separate corporate affiliate or affiliates and transfer to such affiliate(s) its competitive electric assets and services at book value as of the date of transfer, and will complete the transfers no later than December 31, 2002. APS will be allowed to defer and later collect, beginning July 1, 2004, 67% of its costs to accomplish the required transfer of generation assets to an affiliate. However, as noted above and discussed in greater detail below, in 2002 the ACC unilaterally modified this aspect of the 1999 Settlement Agreement by issuing an order preventing APS from transferring its generation assets.

     RETAIL ELECTRIC COMPETITION RULES

     The Rules approved by the ACC included the following major provisions:

     o They apply to virtually all Arizona electric utilities regulated by the ACC, including APS.

     o Effective January 1, 2001, retail access became available to all APS retail electricity customers.

     o Electric service providers that get CC&N's from the ACC can supply only competitive services, including electric generation, but not electric transmission and distribution.

     o Affected utilities must file ACC tariffs that unbundle rates for noncompetitive services.

     o The ACC shall allow a reasonable opportunity for recovery of unmitigated stranded costs.

     o Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate or affiliates. Under the 1999 Settlement Agreement, APS received a waiver to allow transfer of its competitive electric assets and services to affiliates no later than December 31, 2002. However, as noted above and discussed in greater detail below, in 2002 the ACC reversed its decision, as reflected in the Rules, to require APS to transfer its generation assets.

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

     PROVIDER OF LAST RESORT OBLIGATION

     Although the Rules allow retail customers to have access to competitive providers of energy and energy services, APS is the "provider of last resort" for standard-offer, full-service customers under rates that have been approved by the ACC. These rates are established until at least July 1, 2004. The 1999 Settlement Agreement allows APS to seek adjustment of these rates in the event of emergency conditions or circumstances, such as the inability to secure financing on reasonable terms; material changes in APS' cost of service for ACC-regulated services resulting from federal, tribal, state or local laws; regulatory requirements; or judicial decisions, actions or orders. Energy prices in the western wholesale market vary and, during the course of the last two years, have been volatile. At various times, prices in the spot wholesale market have significantly exceeded the amount included in APS' current retail rates. In the event of shortfalls due to unforeseen increases in load demand or generation or transmission outages, APS may need to purchase additional supplemental power in the wholesale spot market. Unless APS is able to obtain an adjustment of its rates under the emergency provisions of the 1999 Settlement Agreement, there can be no assurance that APS would be able to fully recover the costs of this power. See "APS General Rate Case and Retail Rate Adjustment Mechanisms" below for a discussion of retail rate adjustment mechanisms that were the subject of ACC hearings in March 2003.

     TRACK A ORDER

     On September 10, 2002, the ACC issued the Track A Order, in which the ACC, among other things:

     o reversed its decision, as reflected in the Rules, to require APS to transfer its generation assets either to an unrelated third party or to a separate corporate affiliate; and

     o unilaterally modified the 1999 Settlement Agreement, which authorized APS' transfer of its generating assets, and directed APS to cancel its activities to transfer its generation assets to Pinnacle West Energy.

     On November 15, 2002, APS filed appeals of the Track A Order in the Maricopa County, Arizona Superior Court and in the Arizona Court of Appeals. ARIZONA PUBLIC SERVICE COMPANY VS. ARIZONA CORPORATION COMMISSION, CV 2002-0222
32. ARIZONA PUBLIC SERVICE COMPANY VS. ARIZONA CORPORATION COMMISSION, 1CA CC 02-0002. On December 13, 2002, APS and the ACC staff agreed to principles for resolving certain issues raised by APS in its appeals of the Track A Order. APS and the ACC are the only parties to the Track A Order appeals. The major provisions of this document include, among other things, the following:

     o The parties agreed that it would be appropriate for the ACC to consider the following matters in APS' upcoming general rate case, anticipated to be filed before June 30, 2003:

          o the generating assets to be included in APS' rate base, including the question of whether certain power plants currently owned by Pinnacle West Energy (specifically, Redhawk Units 1 and 2, West Phoenix Units 4 and 5 and Saguaro Unit 3) should be included in APS' rate base;

          o the appropriate treatment of the $234 million pretax asset write-off agreed to by APS as part of the 1999 Settlement Agreement; and

          o the appropriate treatment of costs incurred by APS in preparation for the previously anticipated transfer of generation assets to Pinnacle West Energy.

     o Upon the ACC's issuance of a final decision that is no longer subject to appeal approving APS' request to provide $500 million of financing or credit support to Pinnacle West Energy or the Company, with appropriate conditions, APS' appeals of the Track A Order would be limited to the issues described in the preceding bullet points, each of which would be presented to the ACC for consideration prior to any final judicial resolution. As noted below, the ACC issued the Financing Order on April 4, 2003. The Financing Order is final and no longer subject to appeal. As a result, APS' appeals of the Track A Order will be limited to the issues described in the preceding bullet points.

     On February 21, 2003, a Notice of Claim was filed with the ACC and the Arizona Attorney General on behalf of APS, Pinnacle West and Pinnacle West Energy to preserve their and our rights relating to the Track A Order. As of

April 22, 2003, the Notice of Claim was deemed denied with respect to the ACC and the Arizona Attorney General, and APS, Pinnacle West and Pinnacle West Energy may now pursue the claim in court.

     TRACK B ORDER

     On March 14, 2003, the ACC issued the Track B Order, which requires APS to solicit bids for certain estimated capacity and energy requirements for periods beginning July 1, 2003. For 2003, APS will be required to solicit competitive bids for about 2,500 megawatts of capacity and about 4,600 gigawatt-hours of energy, or approximately 20% of APS' total retail energy requirements. The bid amounts are expected to increase in 2004 and 2005 based largely on growth in APS' retail load and APS' retail energy sales. The Track B Order also confirmed that it was "not intended to change the current rate base status of [APS'] existing assets."

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

     APS issued requests for proposals in March 2003 and by May 6, 2003, APS entered into contracts to meet all or a portion of its requirements for the years 2003 through 2006 as follows.

     (1) Pinnacle West Energy agreed to provide 1,700 MW in July through September of 2003 and in June through September of 2004, 2005 and 2006, by means of a unit contingent contract.

     (2) PPL EnergyPlus, LLC agreed to provide 112 MW in July through September of 2003 and 150 MW in June through September of 2004 and 2005, by means of a unit contingent contract.

     (3) Panda Gila River LP agreed to provide 450 MW in October of 2003 and 2004 and May of 2004 and 2005, and 225 MW from November 2003 through April 2004 and from November 2004 through April 2005, by means of firm call options.

     ACC FINANCING ORDERS

     On April 4, 2003, the ACC issued the Financing Order authorizing APS to lend up to $500 million to Pinnacle West Energy, guarantee up to $500 million of Pinnacle West Energy debt, or a combination of both, not to exceed $500 million in the aggregate (the "APS Loan"), subject to the following principal conditions:

     o    any debt issued by APS pursuant to the order must be unsecured;

     o the APS Loan must be callable and secured by certain Pinnacle West Energy assets;

     o the APS Loan must bear interest at a rate equal to 264 basis points above the interest rate on APS debt that could be issued and sold on equivalent terms (including, but not limited to, maturity and security);

     o the 264 basis points referred to in the previous bullet point will be capitalized as a deferred credit and used to offset retail rates in the future, with the deferred credit balance bearing an interest rate of six percent per annum;

     o the APS Loan must have a maturity date of not more than four years, unless otherwise ordered by the ACC;

     o any demonstrable increase in APS' cost of capital as a result of the transaction (such as from a decline in bond rating) will be excluded from future rate cases;

     o APS must maintain a common equity ratio of at least forty percent and may not pay common dividends if such payment would reduce its common equity ratio below that threshold, unless otherwise waived by the ACC. The ACC will process any waiver request within sixty days, and for this sixty-day period this condition will be suspended. However, this condition, which will continue indefinitely, will not be permanently waived without an order of the ACC; and

     o certain waivers of the ACC's affiliated interest rules previously granted to APS and its affiliates will be temporarily withdrawn and, during the term of the APS Loan, neither Pinnacle West nor Pinnacle West Energy may reorganize or restructure, acquire or divest assets, or form, buy or sell affiliates (each, a "Covered Transaction"), or pledge or otherwise encumber the Pinnacle West Energy assets without prior ACC approval, except that the foregoing restrictions will not apply to the following categories of Covered Transactions:

          o Covered Transactions less than $100 million, measured on a cumulative basis over the calendar year in which the Covered Transactions are made;

          o Covered Transactions by SunCor of less than $300 million through 2005, consistent with SunCor's anticipated accelerated asset sales activity during those years;

          o Covered Transactions related to the payment of ongoing construction costs for Pinnacle West Energy's (a) West Phoenix Unit 5, located in Phoenix, with an expected commercial operation date in mid-2003, and (b) Silverhawk plant, located near Las Vegas, with an expected commercial operation date in mid-2004; and

          o Covered Transactions related to the sale of 25% of the Silverhawk plant to SNWA if SNWA exercises its existing purchase option to do so.

     The ACC also ordered the ACC staff to conduct an inquiry into our and our affiliates' compliance with the retail electric competition and related rules and decisions.

     No party filed an application for reconsideration of the Financing Order. As a result, the Financing Order is final and not subject to appeal.

     On May 12, 2003, APS issued $500 million of debt pursuant to the Financing Order and made a $500 million loan to Pinnacle West Energy. Pinnacle West Energy distributed the net proceeds of that loan to us to fund the repayment of certain of our debt. See Note 4.

     On November 22, 2002, the ACC issued an order (the "Interim Financing Order") approving APS' request to permit APS to (a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit in the amount of $125 million, or (b) guarantee $125 million of Pinnacle West's short-term debt, subject to certain conditions.

     APS GENERAL RATE CASE AND RETAIL RATE ADJUSTMENT MECHANISMS

     As required by the 1999 Settlement Agreement, on or before June 30, 2003, APS will file a general rate case with the ACC. In this rate case, APS will update its cost of service and rate design. In addition, APS expects to seek:

     o rate base treatment of certain power plants currently owned by Pinnacle West Energy (specifically, Redhawk Units 1 and 2, West Phoenix Units 4 and 5 and Saguaro Unit 3);

     o recovery of the $234 million pretax asset write-off recorded by APS as part of the 1999 Settlement Agreement ($140 million extraordinary charge recorded on the 1999 Consolidated Statement of Income); and

     o recovery of costs incurred by APS in preparation for the previously required transfer of generation assets to Pinnacle West Energy.

     The general rate case will also address the implementation of rate adjustment mechanisms that were the subject of ACC hearings in April 2003. The rate adjustment mechanisms, which were authorized as a result of the 1999 Settlement Agreement, would allow APS to recover several types of costs, the most significant of which are power supply costs (fuel and purchased power costs) and costs associated with complying with the Rules. We assume that the ACC will make a decision in this general rate case by the end of 2004.

FEDERAL

     In July 2002, the FERC adopted a price mitigation plan that constrains the price of electricity in the wholesale spot electricity market in the western United States. The FERC has adopted a price cap of $250 per MWh for the period subsequent to October 31, 2002. Sales at prices above the cap must be justified and are subject to potential refund.

     On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking for Standard Market Design for wholesale electric markets. Voluminous comments and reply comments were filed on virtually every aspect of the proposed rule. On April 28, 2003, the FERC issued an additional white paper on the proposed Standard Market Design. The white paper makes several changes to the proposed Standard Market Design, including a greater emphasis on flexibility for regional needs. The FERC invited comments on the white paper, but has not yet set a due date for filing comments. We are reviewing the proposed rulemaking and cannot currently predict what, if any, impact there may be to the Company if the FERC adopts the proposed rule or any modifications proposed in the comments.

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

6.   Nuclear Insurance

     The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per incident. Based on APS' interest in the three Palo Verde units, APS' maximum potential assessment per incident for all three units is approximately $77 million, with an annual payment limitation of approximately $9 million.

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

7.   Business Segments

     We have three principal business segments (determined by products, services and the regulatory environment):

     o our regulated electricity segment, which consists of regulated traditional retail and wholesale electricity businesses and related activities, and includes electricity generation, transmission and distribution;

     o our marketing and trading segment, which consists of our competitive energy business activities, including wholesale marketing and trading and APS Energy Services' commodity-related energy services. In early 2003, we moved our marketing and trading division from Pinnacle West to APS for future marketing and trading activities (existing wholesale contracts will remain at Pinnacle West) as a result of the ACC's Track A Order prohibiting the previously required transfer of APS' generating assets to Pinnacle West Energy; and

     o our real estate segment, which consists of SunCor's real estate development and investment activities.

     The amounts in our other segment include activity principally related to NAC in the periods ended March 31, 2003 (see Note 12), as well as the parent company and other subsidiaries. Financial data for the Company's business segments follows (dollars in millions):

                                     Three Months Ended     Twelve Months Ended
                                          March 31,              March 31,
                                     -------------------   --------------------
                                       2003       2002       2003        2002
                                     --------   --------   --------    --------
Operating Revenues:
     Regulated electricity           $    385   $    380   $  2,018    $  2,530
     Marketing and trading                163         76        413         469
     Real estate                           41         40        202         176
     Other                                 15          4         73          14
                                     --------   --------   --------    --------
         Total                       $    604   $    500   $  2,706    $  3,189
                                     ========   ========   ========    ========

Income From Continuing Operations:
     Regulated electricity           $      8   $     31   $    147    $    179
     Marketing and trading                  8         20         46         133
     Real estate (a)                        1          1          9           4
     Other                                  3          1        (29)          1
                                     --------   --------   --------    --------
         Total                       $     20   $     53   $    173    $    317
                                     ========   ========   ========    ========

(a) Excludes income from discontinued operations for the three months ended March 31 of $5 million (after tax) in 2003 and $1 million (after tax) in 2002. Excludes income from discontinued operations for the twelve months ended March 31 of $14 million (after tax) in 2003 and $1 million (after tax) in 2002. See Note 19 for further discussion of our real estate activities.

                                                 As of         As of
                                                March 31,   December 31,
                                                  2003          2002
                                                --------      --------
          Assets:
            Regulated electricity               $  8,033      $  7,589
            Marketing and trading                    250           301
            Real estate                              448           504
            Other                                     24            32
                                                --------      --------
               Total                            $  8,755      $  8,426
                                                ========      ========

8.   Accounting Matters

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. The provisions of SFAS No. 149 that relate to previously issued SFAS No. 133 derivatives implementation guidance should continue to be applied in accordance with the effective dates of the original implementation guidance. In general, other provisions are applied prospectively to contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We are currently evaluating the impacts of the new standard on our financial statements.

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

     In 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs Related to Property, Plant, and Equipment." This proposed SOP would create a project timeline framework for capitalizing costs related to property, plant and equipment construction. It would require that property, plant and equipment assets be accounted for at the component level and require administrative and general costs incurred in support of capital projects to be expensed in the current period. In November 2002, the AICPA announced they would no longer issue general purpose SOPs. In February 2003, the FASB determined that the AICPA should continue their deliberations on certain aspects of the proposed SOP. We are waiting for further guidance from the FASB and the AICPA on the timing of the final guidance.

     See the following Notes for other new accounting standards:

     o    Note 9 for a new interpretation (FIN No. 46) related to VIEs;

     o Note 10 for a new EITF issue (EITF 02-3) related to accounting for energy trading contracts;

     o Note 13 for a new accounting standard (SFAS No. 143) on asset retirement obligations;

     o Note 15 for a new accounting standard (SFAS No. 148) on stock-based compensation; and

     o    Note 17 for a new interpretation (FIN No. 45) on guarantees.

9.   Variable Interest Entities

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

     APS is exposed to losses under the Palo Verde sale-leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of March 31, 2003, APS would have been required to assume approximately $285 million of debt and pay the equity participants approximately $200 million.

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

     For the twelve months ended March 31, 2002, we recorded a $12 million after tax charge in net income and a $8 million after tax credit in common stock equity (as a component of other comprehensive income (loss)), both as cumulative effects of a change in accounting for derivatives, as required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The charge primarily resulted from electricity option contracts. The credit resulted from unrealized gains on cash flow hedges.

     We adopted the EITF 02-3 guidance for all contracts in the fourth quarter of 2002. In 2002, we recorded a $66 million after tax charge in net income as a cumulative effect adjustment for the previously recorded accumulated unrealized mark-to-market on energy trading contracts that did not meet the accounting definition of a derivative. Our energy trading contracts that are derivatives are accounted for at fair value under SFAS No. 133. Contracts that do not meet the definition of a derivative are accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received. Additionally, all gains and losses (realized and unrealized) on energy trading contracts that qualify as derivatives are included in marketing and trading segment revenues on the Condensed Consolidated Statements of Income on a net basis. Derivative instruments used for non-trading activities are accounted for in accordance with SFAS No. 133.

     EITF 02-3 requires that derivatives held for trading purposes, whether settled financially or physically, be reported in the income statement on a net basis. Conversely, all non-trading contracts and derivatives are to be reported gross on the income statement.

     The changes in derivative fair value of our system positions included in the Condensed Consolidated Statements of Income for the three and twelve months ended March 31, 2003 and 2002 are comprised of the following (dollars in thousands):

                                                        Three Months Ended          Twelve Months Ended
                                                              March 31,                  March 31,
                                                      ------------------------    ------------------------
                                                         2003          2002          2003          2002
                                                      ----------    ----------    ----------    ----------
Gains (losses) on the ineffective portion of
    derivatives qualifying for hedge accounting (a)   $    2,778    $   (2,548)   $   16,524    $   (6,155)
Losses from the discontinuance of cash flow hedges            --           (44)       (8,776)       (3,561)
Losses from non-hedge derivatives                           (106)         (855)       (3,575)       (6,864)
Prior period mark-to-market losses realized upon
    delivery of commodities                               10,443         3,813        14,635        23,368
                                                      ----------    ----------    ----------    ----------
Total pretax gain                                     $   13,115    $      366    $   18,808    $    6,788
                                                      ==========    ==========    ==========    ==========

(a) Time value component of options excluded from assessment of hedge effectiveness.

     As of March 31, 2003, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is approximately six years. During the twelve months ending March 31, 2004, we estimate that a net loss of $3 million before income taxes will be reclassified from accumulated other comprehensive loss as an offset to the effect on earnings of market price changes for the related hedged transactions.

     The mark-to-market related to our risk management and trading activities are presented in two categories, consistent with our business segments:

     o System - our regulated electricity business segment, which consists of non-trading derivative instruments that hedge our purchases and sales of electricity and fuel for APS' Native Load requirements; and

     o Marketing and Trading - our non-regulated, competitive business segment, which includes both non-trading and trading derivative instruments.

     The following table summarizes our assets and liabilities from risk management and trading activities at March 31, 2003 and December 31, 2002 (dollars in thousands):

March 31, 2003

                         Current                      Current          Other         Net Asset/
                         Assets       Investments    Liabilities    Liabilities     (Liability)
                       ----------     -----------    -----------    -----------     -----------
Mark-to-Market:
    Marketing
    and Trading        $   23,849     $   39,743     $   (6,479)     $   (1,242)     $   55,871
    System                 82,499          8,205        (86,595)        (26,890)        (22,781)
Emission
    allowances
     - at cost                 --         52,261             --         (24,011)         28,250
                       ----------     ----------     ----------      ----------      ----------
Total                  $  106,348     $  100,209     $  (93,074)     $  (52,143)     $   61,340
                       ==========     ==========     ==========      ==========      ==========

December 31, 2002

                         Current                      Current          Other         Net Asset/
                         Assets       Investments    Liabilities    Liabilities     (Liability)
                       ----------     -----------    -----------    -----------     -----------
Mark-to-Market:
    Marketing
    and Trading        $   17,640     $   51,771     $   (9,848)     $   (2,583)     $   56,980
    System                 41,522          6,971        (60,819)        (36,678)        (49,004)
Emission
    allowances
    - at cost                  --         63,594             --         (36,381)         27,213
                       ----------     ----------     ----------      ----------      ----------
Total                  $   59,162     $  122,336     $  (70,667)     $  (75,642)     $   35,189
                       ==========     ==========     ==========      ==========      ==========

     Cash or collateral required to serve as collateral against our open positions on energy-related contracts is included in investments and other assets and current liabilities on the Condensed Consolidated Balance Sheet. No collateral was provided at March 31, 2003. Collateral provided was $5 million at December 31, 2002. Collateral held was $23 million at March 31, 2003 and $22 million at December 31, 2002.

11.  Comprehensive Income

     Components of comprehensive income for the three and twelve months ended March 31, 2003 and 2002, are as follows (dollars in thousands):

                                                   Three Months Ended        Twelve Months Ended
                                                       March 31,                  March 31,
                                                ------------------------   ------------------------
                                                   2003          2002         2003          2002
                                                ----------    ----------   ----------    ----------
Net income                                      $   25,298    $   53,757   $  120,949    $  306,473
                                                ----------    ----------   ----------    ----------
Other comprehensive income (loss):
  Minimum pension liability adjustment, net
    of tax                                              31            --      (70,267)         (966)
  Cumulative effect of a change in accounting
    for derivatives,
    net of tax                                          --            --           --         7,801
  Unrealized gain (loss) on derivative
    instruments, net of tax (a)                     15,806        26,826       32,920       (72,200)
  Reclassification of realized (gain) loss to
    income, net of tax (b)                          (4,351)          990       (5,702)       (8,809)
                                                ----------    ----------   ----------    ----------
Total other comprehensive income (loss)             11,486        27,816      (43,049)      (74,174)
                                                ----------    ----------   ----------    ----------
Comprehensive income                            $   36,784    $   81,573   $   77,900    $  232,299
                                                ==========    ==========   ==========    ==========

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

12.  Commitments and Contingencies

CALIFORNIA ENERGY MARKET ISSUES AND REFUNDS IN THE PACIFIC NORTHWEST

     In July 2001, the FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. This order calls for a hearing, with findings of fact due to the FERC after the ISO and PX provide necessary historical data. The FERC directed an ALJ to make findings of fact with respect to: (1) the mitigated price in each hour of the refund period; (2) the amount of refunds owed by each supplier according to the methodology established in the order; and (3) the amount currently owed to each supplier (with separate quantities due from each entity) by the CAISO, the California Power Exchange, the investor-owned utilities and the State of California.

     APS was a seller and a purchaser in the California markets at issue, and to the extent that refunds are ordered, APS should be a recipient as well as a payor of such amounts. On December 12, 2002, the ALJ issued Proposed Findings of Fact with respect to the refunds. On March 26, 2003, the FERC adopted the great majority of the proposed findings, revising only the calculation of natural gas prices for the final determination of mitigated prices in the California markets. Sellers who may actually have paid more for natural gas than the proxy prices adopted by the FERC have 40 days in which to submit necessary data to the FERC, after which a technical conference will be held. Finalization of refund amounts is expected in mid-2003. Subsequent to the foregoing refund decision by the FERC, the California parties filed a request for rehearing asking the FERC to expand the time period and transactions covered by the refund proceeding and provide for approximately $3 billion in additional refunds relating to sales by all sellers in the California markets. APS does not anticipate material changes in its exposure and still believes, subject to the finalization of the revised proxy prices, that it will be entitled to a net refund.

     On November 20, 2002, the FERC reopened discovery in these proceedings pursuant to instructions of the United States Court of Appeals for the Ninth Circuit that the FERC permit parties to offer additional evidence of potential market manipulation for the period January 1, 2000 through June 20, 2001. Parties have submitted additional evidence and proposed findings, which the FERC continues to consider.

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

     On March 26, 2003, FERC made public a Final Report on Price Manipulation in Western Markets, prepared by its Staff and covering spot markets in the West in 2000 and 2001. The report stated that a significant number of entities who participated in the California markets during 2000 to 2001 time period, including APS, may potentially have been involved in arbitrage transactions that allegedly violated certain provisions of the ISO tariff. The report also recommended that the FERC issue an order to show cause why these transactions did not violate the ISO tariff with potential disgorgement of any unjust profits. Although APS is still attempting to determine and to review the transactions at issue, it believes that it was not engaged in any such improper transactions. Based on the information available, it also appears that such transactions would not have a material adverse impact on our financial position, results of operations or liquidity.

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

EL DORADO'S INVESTMENT IN NAC

     Through our unregulated wholly-owned subsidiary, El Dorado, we own a majority interest in NAC, a company that develops, markets and contracts for the manufacture of cask designs for spent nuclear fuel storage and transportation. Prior to the third quarter of 2002, our investment in NAC was accounted for under the equity method and our share of NAC's earnings and losses was recorded in other income or expense in our Condensed Consolidated Statements of Income. Beginning in the third quarter of 2002, we fully consolidated NAC's financial statements after acquiring a controlling interest in NAC as a result of increased voting representation on NAC's Board of Directors. During the second and third quarters of 2002, we recorded cumulative losses of approximately $21 million before tax ($13 million after tax, $0.15 per share) related to NAC, primarily as a result of expected losses under contracts with two customers, including a contract between NAC and Maine Yankee Atomic Power Company (Maine Yankee).

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

     On March 4, 2003, Maine Yankee filed suit against Pinnacle West, NAC and a surety company in federal court in Portland, Maine. MAINE YANKEE

ATOMIC POWER COMPANY V. UNITED STATES FIRE INSURANCE COMPANY, Civil Action Docket No. 03-58-PC, United States District Court, District of Maine. The lawsuit and a related arbitration proceeding initiated by NAC were dismissed in April 2003 as part of a settlement among the parties. We reversed $5 million of loss reserves in the first quarter of 2003 related to NAC's contract settlement. We believe we have reserved our exposure with respect to NAC's contracts in all material respects and, as a result, we consider these charges non-recurring. We do not expect material losses for the year 2003 related to NAC.

13.  Asset Retirement Obligations

     On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. The standard requires that these liabilities be recognized at fair value as incurred and capitalized as part of the related tangible long-lived assets. Accretion of the liability due to the passage of time is an operating expense and the capitalized cost is depreciated over the useful life of the long-lived asset. Prior to January 1, 2003 we accrued asset retirement obligations over the life of the related asset through depreciation expense.

     APS has asset retirement obligations for its Palo Verde nuclear facilities and certain other generation, transmission and distribution assets. The Palo Verde asset retirement obligation primarily relates to final plant decommissioning. This obligation is based on the NRC's requirements for disposal of radiated property or plant and agreements APS reached with the ACC for final decommissioning of the plant. The non-nuclear generation asset retirement obligations primarily relate to requirements for removing portions of those plants at the end of the plant life or lease term. Some of our transmission and distribution assets have asset retirement obligations because they are subject to right of way and easement agreements that require final removal. These agreements have a history of uninterrupted renewal that we expect will continue for the foreseeable future. As a result, APS cannot reasonably estimate the fair value of the asset retirement obligation related to such distribution and transmission assets. The asset retirement obligations associated with our non-regulated assets are immaterial.

     On January 1, 2003, APS recorded a liability of $219 million for its asset retirement obligations, including the accretion impacts; a $67 million increase in the carrying amount of the associated assets; and a net reduction of $192 million in accumulated depreciation related primarily to the reversal of previously recorded accumulated decommissioning and other removal costs related to these obligations. Additionally, APS recorded a net regulatory liability of $40 million for the asset retirement obligations related to its regulated assets. This regulatory liability represents the difference between the amount currently being recovered in regulated rates and the amount calculated under SFAS No. 143. APS believes it can recover in regulated rates the transition costs and ongoing current period costs calculated in accordance with SFAS No.
143. The adoption of SFAS No. 143 did not have a material impact on our net income for the quarter ended March 31, 2003.

     In accordance with SFAS No. 71, APS will continue to accrue for removal costs for its regulated assets, even if there is no legal obligation for removal. At March 31, 2003, accumulated depreciation shown on our Condensed Consolidated Balance Sheets included approximately $360 million of estimated future removal costs that are not considered legal obligations.

     The following schedule shows the change in our asset retirement obligations during the three-month period ended March 31, 2003 (dollars in millions):

          Balance at January 1, 2003                            $  219
               Changes attributable to:
                 Liabilities incurred                               --
                 Liabilities settled                                --
                 Accretion expense                                   4
                 Estimated cash flow revisions                      --
                                                                ------
          Balance at March 31, 2003                             $  223
                                                                ======

     The following schedule shows the change in our pro forma liability for the periods ended December 31, 2002 and 2001, as if we had recorded an asset retirement obligation based on the guidance in SFAS No. 143 (dollars in millions):

                                                         2002       2001
                                                        ------     ------
     Balance at beginning of year                       $  204     $  190
          Accretion expense                                 15         14
                                                        ------     ------
     Balance at end of year                             $  219     $  204
                                                        ======     ======

     The pro forma effects on net income for 2002 and 2001 are immaterial.

     To fund the costs APS expects to incur to decommission the plant, APS established external decommissioning trusts in accordance with NRC regulations. APS invests the trust funds primarily in fixed income securities and domestic stock and classifies them as available for sale. The following table shows the cost and fair value of APS' nuclear decommissioning trust fund assets which are reported in investments and other assets on the Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002 (dollars in millions):

                                                    March 31,    December 31,
                                                       2003         2002
                                                      ------       ------
     Trust fund assets - at cost
          Fixed income securities                     $  115       $  113
          Domestic stock                                  70           68
                                                      ------       ------
     Total                                            $  185       $  181
                                                      ======       ======

     Trust fund assets - at fair value
          Fixed income securities                     $  124       $  117
          Domestic stock                                  80           77
                                                      ------       ------
     Total                                            $  204       $  194
                                                      ======       ======

14.  Intangible Assets

     The Company's gross intangible assets (which are primarily software) were $233 million at March 31, 2003 and $214 million at December 31, 2002. The related accumulated amortization was $110 million at March 31, 2003 and $104 million at December 31, 2002. Amortization expense for the three months ended March 31 was $6 million in 2003 and $4 million in 2002. Amortization expense for the twelve months ended March 31 was $23 million in 2003 and $21 million in 2002. Estimated amortization expense on existing intangible assets over the next five years is $27 million in 2003, $26 million in 2004, $25 million in 2005, $22 million in 2006 and $14 million in 2007.

15.  Stock-Based Compensation

     In 2002, we began applying the fair value method of accounting for stock-based compensation, as provided for in SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the transition requirements of SFAS No. 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," we applied the fair value method prospectively, beginning with 2002 stock grants. In prior years, we recognized stock compensation expense based on the intrinsic value method allowed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees."

     The following chart compares our net income, stock compensation expense and earnings per share to what those items would have been if we had recorded stock compensation expense based on the fair value method for all stock grants through March 31, 2003 (dollars in thousands, except per share amounts):

                                     Three Months Ended     Twelve Months Ended
                                          March 31,               March 31,
                                    --------------------    --------------------
                                      2003        2002        2003        2002
                                    --------    --------    --------    --------
Net Income:
  As reported                       $ 25,298    $ 53,757    $120,949    $306,473
  Pro forma (fair value method)       24,998      53,385     119,626     304,382
Stock compensation expense
  (net of tax):
  As reported                            152          --         452          --
  Pro forma (fair value method)          300         372       1,323       2,091

Earnings per share - basic:
  As reported                       $   0.28    $   0.63    $   1.40    $   3.62
  Pro forma (fair value method) $ 0.27 $ 0.63 $ 1.38 $ 3.59 Earnings per share - diluted:
  As reported                       $   0.28    $   0.63    $   1.40    $   3.61
  Pro forma (fair value method)     $   0.27    $   0.63    $   1.38    $   3.58

16.  Other Income and Other Expense

     The following table provides detail of other income and other expense for the three and twelve months ended March 31, 2003 and 2002 (dollars in thousands):

                                        Three Months Ended          Twelve Months Ended
                                              March 31,                   March 31,
                                      ------------------------    ------------------------
                                         2003          2002          2003          2002
                                      ----------    ----------    ----------    ----------
Other income:
   Environmental insurance recovery   $       --    $       --    $       --    $   12,350
   Investment gains - net                  1,279         2,039            --            --
   Interest income                           713         1,178         3,957         7,371
   SunCor joint venture earnings           3,244           916         9,605         3,423
   Miscellaneous                             485         1,028         2,664         3,952
                                      ----------    ----------    ----------    ----------
 Total other income                   $    5,721    $    5,161    $   16,226    $   27,096
                                      ==========    ==========    ==========    ==========
 Other expense:
   Investment losses - net (a)        $       --    $       --    $  (11,198)   $   (4,138)
   Non-operating costs - SunCor               --            --            --        (7,000)
   Non-operating costs (b)                (3,538)       (3,882)      (19,086)      (16,362)
   Miscellaneous                            (659)       (1,207)       (3,235)       (5,364)
                                      ----------    ----------    ----------    ----------
 Total other expense                  $   (4,197)   $   (5,089)   $  (33,519)   $  (32,864)
                                      ==========    ==========    ==========    ==========

(a)  Primarily related to El Dorado's investment in NAC in 2002 (see Note 12).
(b) As defined by the FERC, includes below-the-line non-operating utility costs (primarily community relations and environmental compliance).

17.  Guarantees

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

     We have issued parental guarantees and letters of credit and obtained surety bonds on behalf of our unregulated subsidiaries. Our parental guarantees related to Pinnacle West Energy primarily consist of equipment and performance guarantees related to our generation construction program, transmission service guarantees for West Phoenix Units 4 and 5 and long-term service agreement guarantees for new power plants. Our credit support instruments enable APS Energy Services to provide commodity energy and energy-related products and enable El Dorado to support the activities of NAC. SunCor has a debt guarantee on behalf of an affiliated joint venture. Non-performance or payment under the original contract by our unregulated subsidiaries would require us to perform under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West's guarantees on behalf of its subsidiaries. Our guarantees have no recourse (except NAC) or collateral provisions to allow us to recover amounts paid under the guarantee. The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at March 31, 2003 are as follows (dollars in millions):

                               Guarantees             Surety Bonds         Letters of Credit
                          --------------------    --------------------    --------------------
                                       Term                    Term                    Term
                          Amount    (in years)    Amount    (in years)    Amount    (in years)
                          ------    ----------    ------    ----------    ------    ----------
Parental:
  Pinnacle West Energy     $106         1 to 2     $ --             --     $ 37       1 to 2
  APS Energy  Services       82    less than 2       49    less than 1       --           --
  El Dorado (all NAC)        44         1 to 3       --             --        5            1
SunCor guarantees            33              1       --             --       --           --
                           ----                    ----                    ----
Total                      $265                    $ 49                    $ 42
                           ====                    ====                    ====

     At March 31, 2003, we had entered into approximately $37 million of letters of credit which support various construction agreements. These letters of credit expire in 2003 and 2004. We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.

     APS has entered into various agreements that require letters of credit for financial assurance purposes. At March 31, 2003, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million. The letters of credit are available to fund the payment of principal and interest of such debt obligations. These letters of credit have expiration dates in 2003. APS has also entered into approximately $113 million of letters of credit to support certain equity lessors in the Palo Verde sale-leaseback transactions. These letters of credit expire in 2005. Additionally, APS has approximately $5 million of letters of credit related to counterparty collateral requirements and approximately $5 million of letters of credit related to workers' compensation expiring in 2003. APS intends to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.

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

18.  Earnings Per Share

     The following table presents earnings per weighted average common share outstanding for the three and twelve months ended March 31, 2003 and 2002:

                                        Three Months Ended   Twelve Months Ended
                                             March 31,            March 31,
                                         ----------------     -----------------
                                          2003      2002       2003       2002
                                         ------    ------     ------     ------
Basic earnings per share:
  Income from continuing operations      $ 0.22    $ 0.63     $ 2.00     $ 3.76
  Income from discontinued operations      0.06        --       0.16         --
  Cumulative effect of change in
    accounting for derivatives               --        --         --      (0.14)
  Cumulative effect of change in
    accounting for trading activities        --        --      (0.76)        --
                                         ------    ------     ------     ------
Earnings per share - basic               $ 0.28    $ 0.63     $ 1.40     $ 3.62
                                         ======    ======     ======     ======

Diluted earnings per share:
  Income from continuing operations      $ 0.22    $ 0.63     $ 2.00     $ 3.75
  Income from discontinued operations      0.06        --       0.16         --
  Cumulative effect of change in
    accounting for derivatives               --        --         --      (0.14)
  Cumulative effect of change in
    accounting for trading activities        --        --      (0.76)        --
                                         ------    ------     ------     ------
Earnings per share - diluted             $ 0.28    $ 0.63     $ 1.40     $ 3.61
                                         ======    ======     ======     ======

     The following table reconciles average common shares outstanding - basic to average common shares outstanding - diluted that are used in the earnings per share calculation in the Condensed Consolidated Statements of Income for the three and twelve months ended March 31, 2003 and 2002 (in thousands):

                                      Three Months Ended     Twelve Months Ended
                                           March 31,               March 31,
                                      ------------------     -------------------
                                       2003        2002       2003         2002
                                      ------      ------     ------       ------
Average common shares
  outstanding - basic                 91,256      84,735     86,509       84,719
Dilutive shares                          103         149        118          191
                                      ------      ------     ------       ------
Average common shares
  outstanding - diluted               91,359      84,884     86,627       84,910
                                      ======      ======     ======       ======

     Options to purchase 2,245,211 shares for the three month period ended March 31, 2003 and 1,991,119 shares for the twelve month period ended March 31, 2003 were outstanding but were not included in the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. Options to purchase shares of common stock that were not included in the computation of diluted earnings per share were 1,075,100 shares for the three months ended March 31, 2002 and 635,761 shares for the twelve months ended March 31, 2002.

19.  Real Estate Activities - Discontinued Operations

     On January 1, 2002 we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other things, SFAS No. 144 prescribes accounting for discontinued operations and defines certain real estate activities as discontinued operations.

     In the first quarter of 2003, SunCor sold its water utility company, which resulted in an after tax gain of $5 million ($8 million pretax). The gain on the sale and operating income in the current and prior periods are classified as discontinued operations in our Condensed Consolidated Statements of Income.

     In the second quarter of 2002, SunCor sold a retail center, but maintained a significant continuing involvement through a management contract. In the first quarter of 2003, this management contract was canceled. As a result, the gain on the 2002 sale and the operating income related to this property have been reclassified as discontinued operations. The income from discontinued operations of $14 million (after income taxes) in the twelve months ended March 31, 2003 primarily reflects this sale and the sale of the water utility company.

     The following chart provides a summary of the real estate segment's earnings (after income taxes) for the three and twelve months ended March 31, 2003 and 2002 (dollars in millions):

                                       Three Months Ended    Twelve Months Ended
                                            March 31,              March 31,
                                       ------------------    -------------------
                                        2003        2002      2003         2002
                                       ------      ------    ------       ------
Income from continuing operations      $    1      $    1    $    9       $    4
Income from discontinued operations         5           1        14            1
                                       ------      ------    ------       ------
     Net income                        $    6      $    2    $   23       $    5
                                       ======      ======    ======       ======

                        PINNACLE WEST CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     In this Item, we explain the results of operations, general financial condition and outlook for Pinnacle West and our subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor and El Dorado, including:

     o the changes in our earnings for the three and twelve months ended March 31, 2003 and 2002;

     o    our capital needs, liquidity and capital resources;

     o our business outlook and major factors that affect our financial outlook (see Note 5 and "Business Outlook" below); and

     o    our management of market risks.

     We suggest this section be read along with the 2002 10-K. Throughout this Item, we refer to specific "Notes" in the Notes to Condensed Consolidated Financial Statements in this report. These Notes add further details to the discussion. Operating statistics for the three and twelve months ended March 31, 2003 and 2002 are available on our website (www.pinnaclewest.com) and in our Current Report on Form 8-K dated March 31, 2003.

OVERVIEW OF OUR BUSINESS

     The Company owns all of the outstanding common stock of APS. APS is an electric utility that provides either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of the Tucson metropolitan area and about one-half of the Phoenix metropolitan area. Electricity is delivered through a distribution system owned by APS. APS also generates, sells and delivers electricity to wholesale customers in the western United States. APS does not distribute any products. The marketing and trading segment sells, in the wholesale market, APS and Pinnacle West Energy generation output that is not needed for APS' Native Load, which includes loads for retail customers and traditional cost-of-service wholesale customers.

     Our other major subsidiaries are:

     o Pinnacle West Energy, through which we conduct our competitive electricity generation operations;

     o APS Energy Services, which provides competitive commodity-related energy services (such as direct access commodity contracts, energy procurement and energy supply consultation) and energy-related products and services (such as energy master planning, energy use consultation and facility audits, cogeneration analysis and installation and project management) to commercial, industrial and institutional retail customers in the western United States;

     o SunCor, a developer of residential, commercial and industrial real estate projects in Arizona, New Mexico and Utah; and

     o El Dorado, which owns a majority interest in NAC (specializing in spent nuclear fuel technology) and holds miscellaneous small investments, including interests in Arizona community-based ventures.

EARNINGS CONTRIBUTIONS BY SUBSIDIARY AND BUSINESS SEGMENT

     We have three principal business segments (determined by products, services and the regulatory environment):

     o our regulated electricity segment, which consists of regulated traditional retail and wholesale electricity businesses and related activities and includes electricity generation, transmission and distribution;

     o our marketing and trading segment, which consists of our competitive energy business activities, including wholesale marketing and trading and APS Energy Services' commodity-related energy services; and

     o our real estate segment, which consists of SunCor's real estate development and investment activities.

     The following tables summarize net income and segment details for the three and twelve months ended March 31, 2003 and the comparable prior periods for Pinnacle West and each of our subsidiaries (dollars in millions):

                                                       Regulated         Marketing and
                                      Total           Electricity           Trading          Real Estate (a)         Other
THREE MONTHS ENDED              ----------------    ----------------    ----------------    ----------------    ----------------
    MARCH 31,                    2003      2002      2003      2002      2003      2002      2003      2002      2003      2002
                                ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
Arizona Public Service (b)(c)   $   16    $   32    $   13    $   31    $    3    $    1    $   --    $   --    $   --    $   --
Pinnacle West Energy (b)             5         1         6         1        (1)       --        --        --        --        --
APS Energy Services (d)              8         2        --        --         6         1        --        --         2         1
SunCor                               1         1        --        --        --        --         1         1        --        --
El Dorado (d)                        3        --        --        --        --        --        --        --         3        --
Parent company (c)                 (13)       17       (11)       (1)       --        18        --        --        (2)       --
                                ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
Income from continuing
  operations                        20        53         8        31         8        20         1         1         3         1
Income from discontinued
  operations - net of tax            5         1        --        --        --        --         5         1        --        --
                                ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
Net income                      $   25    $   54    $    8    $   31    $    8    $   20    $    6    $    2    $    3    $    1
                                ======    ======    ======    ======    ======    ======    ======    ======    ======    ======

                                                       Regulated         Marketing and
                                      Total           Electricity           Trading          Real Estate (a)         Other
TWELVE MONTHS ENDED             ----------------    ----------------    ----------------    ----------------    ----------------
     MARCH 31,                   2003      2002      2003      2002      2003      2002      2003      2002      2003      2002
                                ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
Arizona Public Service (b)(c)   $  183    $  248    $  179    $  166    $    4    $   82    $   --    $   --    $   --    $   --
Pinnacle West Energy (b)(f)        (14)       19       (16)       19         2        --        --        --        --        --
APS Energy Services (d)             34        --        --        --        28        (2)       --        --         6         2
SunCor                               9         4        --        --        --        --         9         4        --        --
El Dorado (d)                      (52)       --        --        --        --        --        --        --       (52)       --
Parent company (c)                  13        46       (16)       (6)       12        53        --        --        17        (1)
                                ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
Income from continuing
  operations                       173       317       147       179        46       133         9         4       (29)        1
Income from discontinued
  operations - net of tax           14         1        --        --        --        --        14         1        --        --
Cumulative effect of
  change in accounting -
  net of tax (g) (h)               (66)      (12)       --        --       (66)      (12)       --        --        --        --
                                ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
Net income (loss)               $  121    $  306    $  147    $  179    $  (20)   $  121    $   23    $    5    $  (29)   $    1
                                ======    ======    ======    ======    ======    ======    ======    ======    ======    ======

(a)  See "Real Estate Activities" discussion below and Note 19.

(b) Consistent with APS' October 2001 ACC filing, APS entered into agreements with its affiliates to buy power through June 2003. The agreements reflect a price based on the fully-dispatchable dedication of the Pinnacle West Energy generating assets to APS' Native Load customers. See "Track B Order" in Note 5 for information about our competitive solicitation process for certain estimated capacity and energy requirements beginning July 1, 2003.

(c) In early 2003, we moved our marketing and trading division from Pinnacle West to APS for future marketing and trading activities (existing wholesale contracts will remain at Pinnacle West) as a result of the ACC's Track A Order prohibiting the previously required transfer of APS' generating assets to Pinnacle West Energy.

(d) APS Energy Services' net income prior to 2003 and El Dorado's net income are primarily reported before income taxes. The income tax expense or benefit for these subsidiaries was recorded at the parent company.

(e) Primarily includes activities related to El Dorado in the twelve months ended March 31, 2003, principally El Dorado's investment in NAC. For the twelve months ended March 31, 2003, we recorded a pretax loss of $55 million related to NAC contracts with two customers. See Note 12.

(f) In the fourth quarter of 2002, Pinnacle West Energy recorded a charge related to the cancellation of Redhawk Units 3 and 4 of approximately $30 million after income taxes ($49 million pretax).

(g) We recorded a $66 million after tax charge as of October 1, 2002 for the cumulative effect of a change in accounting for trading activities, for the early adoption of EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities."

(h) APS recorded a $12 million after tax charge in June 2001 for the cumulative effect of a change in accounting for derivatives related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

RESULTS OF OPERATIONS

     GENERAL

     Throughout the following explanations of our results of operations, we refer to "gross margin." With respect to our regulated electricity segment and our marketing and trading segment, gross margin refers to electric operating revenues less purchased power and fuel costs. Our real estate segment gross margin refers to real estate revenues less real estate operations costs of SunCor. Other gross margin refers to other operating revenues less other operating expenses, which includes El Dorado's investment in NAC, which we began consolidating in our financial statements in July 2002. Other gross margin also includes amounts related to APS Energy Services' energy consulting services.

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED WITH THREE-MONTH PERIOD ENDED MARCH 31, 2002

     Our consolidated net income for the three months ended March 31, 2003 was $25 million compared with $54 million for the prior year. Included in 2003 income is $5 million of after tax income related primarily to SunCor's sale of its water utility company accounted for as discontinued operations in our real estate segment (see "Real Estate Activities" below).

     Our income from continuing operations for the three months ended March 31, 2003 was $20 million compared with $53 million for the comparable period in the prior year. The period-to-period decrease of $33 million was primarily due to:

     o lower earnings contributions from our marketing and trading activities, reflecting lower liquidity and higher price volatility in the wholesale power markets in the western United States, partially offset by lower mark-to-market reversals due to the adoption of EITF 02-3 ($17 million, after tax);

     o higher depreciation, operations and maintenance, and interest expenses related to new power plants in service ($10 million, after tax);

     o higher operating costs primarily related to the timing of power plant overhauls and higher pension and other postretirement benefit costs ($7 million, after tax);

     o decreased earnings contributions from our regulated electricity activities, reflecting retail electricity price decreases, the effects of milder weather and higher replacement power cost for plant outages, partially offset by retail customer growth, ($5 million, after tax); and

     o    other miscellaneous factors ($2 million, after tax).

     The above decreases were partially offset by:

     o higher competitive retail sales in California by APS Energy Services ($5 million, after tax); and

     o the settlement of an NAC contract dispute involving Maine Yankee Atomic Power Company (see Note 12) ($3 million, after tax).

     For additional details, see the following discussion.

     The major factors that increased (decreased) income from continuing operations were as follows (dollars in millions):

                                                                                   Increase
                                                                                  (Decrease)
                                                                                  ----------
Regulated electricity segment gross margin:
     Increased purchased power and fuel costs due to higher hedged gas
       and power prices                                                            $     (8)
     Higher retail sales volumes due to customer growth, excluding
       weather effects                                                                    7
     Change in mark-to-market for hedged natural gas and purchased
       power costs for future delivery                                                    8
     Effects of milder weather on retail sales                                           (6)
     Retail electricity price reductions effective July 1, 2002                          (5)
     Higher replacement power costs from plant outages due to higher
       market prices and more unplanned outages                                          (4)
                                                                                   --------
          Net decrease in regulated electricity segment gross margin                     (8)
                                                                                   --------
Marketing and trading segment gross margin:
     Increase in generation sales other than Native Load due to
       higher sales volumes, partially offset by lower unit margins                       1
     Lower realized wholesale margins net of related mark-to-market
       reversals due to lower prices, partially offset by higher volumes                (12)
     More competitive retail sales in California by APS Energy Services                   8
     Lower mark-to-market reversals due to the adoption of EITF 02-3                      8
     Lower mark-to-market gains for future delivery due to lower market
       liquidity and higher price volatility                                            (26)
                                                                                   --------
          Net decrease in marketing and trading segment gross margin                    (21)
                                                                                   --------
Net decrease in regulated electricity and marketing and trading segments'
  gross margins                                                                         (29)
Lower real estate segment gross margin primarily due to lower land sales
  (See "Real Estate Activities" below and Note 19)                                       (2)
Higher other gross margin primarily due to NAC's settlement of a contract
  dispute (see Note 12)                                                                   5
Higher operations and maintenance expense related to increased operating costs related to the timing of power plant overhauls, increased pension
  and other postretirement benefit costs and new power plants in service                (16)
Higher depreciation primarily related to new power plants and increased
  plant balances, partially offset by lower regulatory asset amortization                (6)
Higher net interest expense primarily due to higher debt balances and lower
  capitalized interest                                                                   (7)
                                                                                   --------
     Net decrease in income from continuing operations before income                    (55)
       taxes
Lower income taxes primarily due to lower income                                         22
                                                                                   --------
     Net decrease in income from continuing operations                             $    (33)
                                                                                   ========

REGULATED ELECTRICITY SEGMENT GROSS MARGIN

     Regulated electricity segment revenues related to our regulated retail and wholesale electricity businesses were $5 million higher in the three months ended March 31, 2003, compared with the same period in the prior year as a result of:

     o increased revenues related to traditional wholesale sales as a result of higher sales volumes and higher prices ($1 million);
     o increased revenues related to retail load hedge management wholesale sales, primarily as a result of higher prices ($3 million);
     o    decreased retail revenues related to milder weather ($11 million);
     o increased retail revenues related to customer growth, excluding weather effects ($14 million);
     o decreased retail revenues related to a reduction in retail electricity prices ($5 million); and
     o    other miscellaneous factors ($3 million, net increase).

     Regulated electricity segment purchased power and fuel costs were $13 million higher in the three months ended March 31, 2003, compared with the same period in the prior year as a result of:

     o increased costs related to traditional wholesale sales as a result of higher sales volumes and higher prices ($1 million);
     o increased costs related to retail load hedge management wholesale sales, primarily as a result of higher prices ($3 million);
     o decreased costs related to the effects of milder weather on retail sales ($5 million);
     o increased costs related to retail sales growth, excluding weather effects ($7 million);
     o increased replacement power costs for power plant outages due to higher market prices and more unplanned outages ($4 million); and
     o    other miscellaneous factors ($3 million, net increase).

MARKETING AND TRADING SEGMENT GROSS MARGIN

     Marketing and trading segment revenues were $87 million higher in the three months ended March 31, 2003, compared with the same period in the prior year as a result of:

     o increased revenues from generation sales other than Native Load primarily due to higher prices and higher sales volumes ($36 million);
     o higher realized wholesale revenues net of related mark-to-market reversals primarily due to higher volumes ($41 million);
     o increased revenues from higher competitive retail sales in California by APS Energy Services ($30 million);
     o    higher revenues related to the adoption of EITF 02-3 ($8 million); and
     o lower mark-to-market gains for future delivery primarily as a result of lower market liquidity and higher price volatility ($28 million).

     Marketing and trading segment purchased power and fuel costs were $108 million higher in the three months ended March 31, 2003, compared to the same period in the prior year as a result of:

     o increased fuel costs related to generation sales other than Native Load primarily because of higher natural gas prices and higher sales volumes ($35 million);
     o increased purchased power costs related to other realized marketing activities in the current period primarily due to higher volumes and higher prices ($53 million);
     o increased purchased power costs related to higher competitive retail sales in California by APS Energy Services ($22 million); and
     o change in mark-to-market fuel costs for future delivery ($2 million decrease).

OTHER INCOME STATEMENT ITEMS

     The decrease in real estate segment gross margin of $2 million was primarily due to lower land sales. In addition, as discussed in "Real Estate Activities" below and Note 19, SunCor had an $8 million ($5 million after tax) gain on the sale of its water utility company which was reported as income from discontinued operations in the three months ended March 31, 2003.

     The increase in other gross margin of $5 million was primarily due to NAC's settlement of a contract dispute involving Maine Yankee Atomic Power Company. See Note 12.

     The increase in operations and maintenance expense of $16 million was due to increased operating costs related to the timing of power plant overhauls, increased pension and other postretirement benefit costs, new power plants in service and other costs.

     The increase in depreciation and amortization expense of $6 million primarily related to increased plant balances and new power plants, partially offset by lower regulatory asset amortization.

     Net interest expense increased $7 million primarily because of higher debt balances related to our generation construction program and lower capitalized interest on our generation construction program due to completion of Redhawk Units 1 and 2 in mid-2002.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED WITH TWELVE-MONTH PERIOD ENDED MARCH 31, 2002

     Our consolidated net income for the twelve months ended March 31, 2003 was $121 million compared with $306 million for the prior year. Included in the 2003 period was a $66 million after tax charge for the cumulative effect of a change in accounting for trading activities for the early adoption of EITF 02-3 on October 1, 2002 and $14 million of after tax income related to certain discontinued operations in our real estate segment (see "Real Estate Activities" below). Included in the 2002 period was a $12 million after tax charge for the cumulative effect of a change in accounting for derivatives, as required by SFAS No. 133.

     Our income from continuing operations for the twelve months ended March 31, 2003 was $173 million compared with $317 million for the prior year. The period-to-period decrease of $144 million was primarily due to:

     o lower earnings contributions from our marketing and trading activities, reflecting lower liquidity and lower price volatility in the wholesale power markets in the western United States, partially offset by lower mark-to-market reversals due to the adoption of EITF 02-3 ($104 million, after tax);

     o    losses related to our investment in NAC ($32 million, after tax);

     o higher operations and maintenance expenses related to the Redhawk Units 3 and 4 cancellation charge and 2002 severance costs, partially offset by lower generation reliability costs ($32 million, after tax);

     o higher depreciation, operations and maintenance, and interest expenses related to new power plants in service ($27 million, after tax);

     o higher pension and other postretirement benefit costs ($7 million, after tax); and

     o    miscellaneous factors, net ($4 million, after tax).

     The above decreases were partially offset by:

     o increased earnings contributions from our regulated electricity activities, reflecting lower replacement power costs for power plant outages, retail customer growth and higher average usage per customer, partially offset by the effects of milder weather and retail electricity price decreases ($41 million, after tax); and

     o higher competitive retail sales in California by APS Energy Services ($21 million, after tax).

     For additional details, see the following discussion.

     The major factors that increased (decreased) income from continuing operations were as follows (dollars in millions):

                                                                                   Increase
                                                                                  (Decrease)
                                                                                  ----------
Regulated electricity segment gross margin:
     Lower replacement power costs from plant outages due to lower
       market prices and fewer unplanned outages                                   $     74
     Higher retail sales volumes due to customer growth and higher
       average usage, excluding weather effects                                          43
     Effects of milder weather on retail sales                                          (40)
     Retail electricity price reductions effective July 1, 2001 and July 1, 2002        (27)
     2001 charges related to purchase power contracts with Enron                         13
     Increased purchased power and fuel costs due to higher hedged gas
       and power prices                                                                  (4)
     Change in mark-to-market for hedged natural gas and purchased
       power costs for future delivery                                                   15
     Miscellaneous factors, net                                                          (6)
                                                                                   --------
          Net increase in regulated electricity segment gross margin                     68
                                                                                   --------
Marketing and trading segment gross margin:
     Decrease in generation sales other than Native Load due to
       lower market prices, partially offset by higher sales volumes                    (19)
     Lower realized wholesale margins net of related mark-to-market
       reversals due to lower prices, partially offset by higher volumes                (68)
     More competitive retail sales in California by APS Energy Services                  35
     Lower mark-to-market reversals due to the adoption of EITF 02-3                     16
     Lower mark-to-market gains for future delivery due to lower market
       liquidity and lower price volatility                                            (103)
                                                                                   --------
          Net decrease in marketing and trading segment gross margin                   (139)
                                                                                   --------
Net decrease in regulated electricity and marketing and trading segments'
  gross margins                                                                         (71)
Lower real estate segment gross margin primarily due to commercial and property management sales, partially offset by higher home and land sales
  (see "Real Estate Activities" below and Note 19)                                       (4)
Lower other gross margin primarily related to NAC losses (see Note 12)                  (40)
Higher operations and maintenance expense related primarily to a $47 million write-off of Redhawk Units 3 and 4 and 2002 severance costs of approximately $36 million, partially offset by lower generation
  reliability costs                                                                     (78)
Higher depreciation primarily related to increased plant balances and new
  power plants, partially offset by lower regulatory asset amortization                  (7)
Higher taxes other than income taxes due to increased property taxes on
  higher property balances                                                               (7)
Lower other income primarily due to a 2001 insurance recovery of
  environmental remediation costs                                                       (11)
Higher net interest expense primarily due to higher debt balances and lower
  capitalized interest                                                                  (25)
Miscellaneous factors, net                                                                1
                                                                                   --------
     Net decrease in income from continuing operations before income
       taxes                                                                           (242)
Lower income taxes primarily due to lower income                                         98
                                                                                   --------
     Net decrease in income from continuing operations                             $   (144)
                                                                                   ========

REGULATED ELECTRICITY SEGMENT GROSS MARGIN

     Regulated electricity segment revenues related to our regulated retail and wholesale electricity businesses were $512 million lower in the twelve months ended March 31, 2003, compared with the same period in the prior year as a result of:

     o decreased revenues related to traditional wholesale sales as a result of lower prices and lower sales volumes ($39 million);
     o decreased revenues related to retail load hedge management wholesale sales, primarily as a result of lower prices and lower sales volumes ($449 million);
     o    decreased retail revenues related to milder weather ($63 million);
     o increased retail revenues related to customer growth and higher average usage, excluding weather effects ($67 million);
     o decreased retail revenues related to reductions in retail electricity prices ($27 million); and
     o    other miscellaneous factors ($1 million net decrease).

     Regulated electricity segment purchased power and fuel costs were $580 million lower in the twelve months ended March 31, 2003, compared with the same period in the prior year as a result of:

     o decreased costs related to traditional wholesale sales as a result of lower prices and lower sales volumes ($39 million);
     o decreased costs related to retail load hedge management wholesale sales, primarily as a result of lower prices and lower sales volumes ($445 million);
     o charges in 2001 related to purchased power contracts with Enron and its affiliates ($13 million net decrease);
     o decrease in mark-to-market for hedged natural gas and purchased power costs for future delivery ($15 million);
     o decreased costs related to the effects of milder weather on retail sales ($23 million);
     o increased costs related to retail sales growth, excluding weather effects ($24 million);
     o decreased replacement power costs for power plant outages due to lower market prices and fewer unplanned outages ($74 million); and
     o    miscellaneous factors ($5 million net increase).

MARKETING AND TRADING SEGMENT GROSS MARGIN

     Marketing and trading segment revenues were $56 million lower in the twelve months ended March 31, 2003, compared with the same period in the prior year as a result of:

     o increased revenues from generation sales other than Native Load primarily due to higher sales volumes, partially offset by lower market prices ($17 million);

     o lower realized wholesale revenues net of related mark-to-market reversals primarily due to lower prices partially offset by higher volumes ($112 million);
     o increased revenues from higher competitive retail sales in California by APS Energy Services ($124 million);
     o    higher revenues related to the adoption of EITF 02-3 ($16 million);
          and
     o lower mark-to-market gains for future delivery primarily as a result of lower market liquidity and lower price volatility ($101 million).

     Marketing and trading segment purchased power and fuel costs were $83 million higher in the twelve months ended March 31, 2003, compared to the same period in the prior year as a result of:

     o increased fuel costs related to generation sales other than Native Load primarily because of higher sales volumes ($36 million);
     o decreased purchased power costs related to other realized marketing activities in the current period primarily due to lower prices partially offset by higher volumes ($44 million);
     o increased purchased power costs related to higher competitive retail sales in California by APS Energy Services ($89 million); and
     o change in mark-to-market fuel costs for future delivery ($2 million increase).

OTHER INCOME STATEMENT ITEMS

     The decrease in real estate segment gross margin of $4 million was primarily due to lower commercial and property management sales partially offset by higher home and land sales activities. In addition, as discussed in "Real Estate Activities" below and Note 19, SunCor had a $23 million ($14 million after tax) gain on the sale of its water utility company and a retail center which was reported as income from discontinued operations in the twelve months ended March 31, 2003.

     The decrease in other gross margin of $40 million was primarily due to losses on El Dorado's investment in NAC. Losses for the twelve month period ended March 31, 2003 totaled approximately $55 million on a pretax basis and were primarily related to NAC contracts with two customers ($47 million was recorded in other gross margin and $8 million was recorded in other expense). We reversed $5 million of loss reserves in the first quarter of 2003 related to NAC's contract settlement. We believe we have reserved our exposure with respect to these contracts in all material respects and, as a result, we consider these charges to be non-recurring. See Note 12.

     The increase in operations and maintenance expense of $78 million was due to a $47 million write-off related to the cancellation of Redhawk Units 3 and 4, severance costs of $36 million related to a 2002 voluntary workforce reduction, increased pension and other postretirement benefit costs of $12 million and other costs of $13 million, partially offset by lower costs related to generation reliability, plant outages and maintenance costs of $30 million.

     The increase in depreciation and amortization expense of $7 million primarily related to increased plant balances and new power plants, partially offset by lower regulatory amortization.

     The increase in taxes other than income taxes of $7 million is primarily due to increased property taxes on higher property balances.

     Other income decreased $11 million primarily due to an insurance recovery recorded in 2001 related to environmental remediation costs and other costs.

     Net interest expense increased $25 million primarily because of higher debt balances related to our generation construction program and lower capitalized interest on our generation construction program due to completion of Redhawk Units 1 and 2 in mid-2002.

REAL ESTATE ACTIVITIES

     As discussed in our 2002 10-K, we have undertaken an aggressive effort to accelerate asset sales activities to approximately double SunCor's annual earnings in 2003 to 2005 compared with the $19 million in earnings recorded in 2002.

     Certain components of SunCor's real estate sales activities, which are included in the real estate segment, may be required to be reported as discontinued operations on our Consolidated Statements of Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other things, SFAS No. 144 prescribes accounting for discontinued operations and defines certain real estate activities as discontinued operations. We adopted SFAS No. 144 effective January 1, 2002 and determined that activities that would have required discontinued operations reporting in 2002, 2001 and 2000 were immaterial. We currently estimate that 20% to 40% of SunCor's net income in 2003 will be reported in discontinued operations; however, this ultimately depends on the specific properties sold.

     In the first quarter of 2003, SunCor sold its water utility company, which resulted in an after tax gain of $5 million ($8 million pretax). The gain on the sale and operating income in the current and prior periods are classified as discontinued operations on our Condensed Consolidated Statements of Income.

     In the second quarter of 2002, SunCor sold a retail center, but maintained a significant continuing involvement through a management contract. In the first quarter of 2003, this management contract was canceled. As a result, the gain on the 2002 sale and the operating income related to this property have been reclassified as discontinued operations. The income from discontinued operations of $14 million (after income taxes) in the twelve months ended March 31, 2003 primarily reflects this sale and the sale of the water utility company.

     The following chart provides a summary of SunCor's earnings (after income taxes) for the three and twelve months ended March 31, 2003 and the comparable prior periods (dollars in millions):

                                     Three Months Ended     Twelve Months Ended
                                          March 31,               March 31,
                                     ------------------     -------------------
                                      2003        2002       2003         2002
                                     ------      ------     ------       ------
Income from continuing
     operations                      $    1      $    1     $    9       $    4
Income from discontinued
     operations                           5           1         14            1
                                     ------      ------     ------       ------
Net income                           $    6      $    2     $   23       $    5
                                     ======      ======     ======       ======

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL EXPENDITURE REQUIREMENTS

     The following table summarizes the actual capital expenditures for the three months ended March 31, 2003 and estimated capital expenditures for the next three years (dollars in millions):

                                    Three Months             Estimated
                                   Ended March 31,   --------------------------
                                        2003          2003      2004      2005
                                       ------        ------    ------    ------
APS
     Delivery                          $   73        $  273    $  275    $  329
     Generation (a)                        35           123        99       164
     Other                                  1             5         5         5
                                       ------        ------    ------    ------
     Subtotal                             109           401       379       498
Pinnacle West Energy (a) (b)               61           268        31        20
SunCor (c)                                 15            64        23        20
Other (d)                                   5            17        13        14
                                       ------        ------    ------    ------
     Total                             $  190        $  750    $  446    $  552
                                       ======        ======    ======    ======

(a) As discussed in Note 5 under "APS General Rate Case and Retail Rate Adjustment Mechanisms," as part of its 2003 general rate case, APS intends to seek rate base treatment of certain power plants in Arizona currently owned by Pinnacle West Energy (specifically, Redhawk Units 1 and 2, West Phoenix Units 4 and 5 and Saguaro Unit 3).
(b) See "Capital Resources and Cash Requirements - Pinnacle West Energy" below for further discussion of Pinnacle West Energy's generation construction program. These amounts do not include an expected reimbursement in 2004 by SNWA of about $100 million, assuming SNWA exercises its option to purchase a 25% interest in the Silverhawk project at that time.
(c) Consists primarily of capital expenditures for land development and retail and office building construction reflected in the "Change in real estate investments" in the Condensed Consolidated Statements of Cash Flows.
(d)  Primarily related to the parent company and APS Energy Services.

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

     Replacement of the steam generators in Palo Verde Unit 2 is presently scheduled for completion during the fall outage of 2003. The Palo Verde owners have approved the manufacture of two additional sets of steam generators. We expect that these generators will be installed in Units 1 and 3 in the 2005 to 2007 time frame. Our portion of steam generator expenditures for Units 1, 2 and 3 is approximately $145 million, which will be spent from 2003 through 2008. In 2003 through 2005, $94 million of the costs are included in the generation capital expenditures table above and would be funded with internally-generated cash or external financings.

     CAPITAL RESOURCES AND CASH REQUIREMENTS

     CONTRACTUAL OBLIGATIONS The following table summarizes actual contractual requirements for the three months ended March 31, 2003 and estimated contractual commitments for the next five years and thereafter (dollars in millions):

                                       Actual
                                      --------
                                       Three
                                       Months                              Estimated
                                       Ended     ---------------------------------------------------------------
                                      March 31,                                                          There-
                                        2003       2003       2004       2005       2006       2007      after
                                      --------   --------   --------   --------   --------   --------   --------
Long-term debt payments:
  APS                                 $     --   $     --   $    205   $    400   $     84   $     --   $  1,518
  Pinnacle West                             --        275        215         --        300         --         --
  SunCor                                    33         --        106         --          3         --          2
  El Dorado                                 --          1          1          1         --         --         --
                                      --------   --------   --------   --------   --------   --------   --------
Total long-term debt payments               33        276        527        401        387         --      1,520
Capital lease payments                       1          5          5          4          3          3          6
Operating lease payments                     5         70         66         64         63         63        478
Purchase power and fuel commitments         64        202         85         28         31         17        162
                                      --------   --------   --------   --------   --------   --------   --------
Total contractual commitments         $    103   $    553   $    683   $    497   $    484   $     83   $  2,166
                                      ========   ========   ========   ========   ========   ========   ========

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

     APS is exposed to losses under the Palo Verde sale-leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of March 31, 2003, APS would have been required to assume approximately $285 million of debt and pay the equity participants approximately $200 million.

     GUARANTEES

     We and certain of our subsidiaries have issued guarantees and letters of credit in support of our unregulated businesses. We have also obtained surety bonds on behalf of APS Energy Services. We have not recorded any liability on our Condensed Consolidated Balance Sheets with respect to these obligations. See
Note 17 for additional information regarding guarantees.

     CREDIT RATINGS

     The ratings of securities of Pinnacle West and APS as of May 12, 2003 are shown below and are considered to be "investment-grade" ratings. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West's or APS' securities and serve to increase those companies' cost of and access to capital. All of Pinnacle West's and APS' credit ratings remain investment grade.

                                    Moody's     Standard & Poor's     Fitch
                                    -------     -----------------     -----
PINNACLE WEST
  Senior unsecured                   Baa2             BBB-             BBB
  Commercial paper                    P-2             A-2              F-2

APS
  Senior secured                      A3              A-               A-
  Senior unsecured                   Baa1             BBB              BBB+
  Secured lease
    obligation bonds                 Baa2             BBB              BBB
  Commercial paper                    P-2             A-2              F-2

OUTLOOK                             Stable          Stable         Negative (a)

(a) This rating affects all of the above debt ratings with the exception of our commercial paper rating.

     DEBT PROVISIONS

     Pinnacle West's and APS' significant debt covenants related to their respective financing arrangements include a debt-to-total-capitalization ratio and an interest coverage test. Pinnacle West and APS are in compliance with such covenants and each anticipates it will continue to meet all the significant covenant requirement levels. The ratio of debt to total capitalization cannot exceed 65% for both the Company and APS. At March 31, 2003, the ratios are approximately 55% and 49% for the parent company and APS, respectively. The provisions regarding interest coverage require a minimum cash coverage of two times the interest requirements for both the Company and APS. The coverages are approximately 4 times for the parent company, 5 times for the APS bank agreements and 14 times for the APS mortgage indenture. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.

     Neither Pinnacle West's nor APS' financing agreements contain "ratings triggers" that would result in an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a ratings downgrade, Pinnacle West and/or APS may be subject to increased interest costs under certain financing agreements.

     All of Pinnacle West's bank agreements contain cross-default provisions that would result in defaults and the potential acceleration of payment under these agreements if Pinnacle West or APS were to default under other agreements. All of APS' bank agreements contain cross-default provisions that would result in defaults and the potential acceleration of payment under these bank agreements if APS were to default under other agreements. Pinnacle West's and APS' credit agreements generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in our financial condition or financial prospects.

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

     On November 22, 2002, the ACC issued the Interim Financing Order, which permits APS to (a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit in the amount of $125 million, or (b) guarantee $125 million of Pinnacle West's short-term debt, subject to certain conditions. As of March 31, 2003, there were no borrowings outstanding under this financing arrangement.

     On April 4, 2003, the ACC issued the Financing Order, which permits APS to lend up to $500 million to Pinnacle West Energy, guarantee up to $500 million of Pinnacle West Energy debt, or a combination of both, not to exceed $500 million in the aggregate. See "ACC Financing Orders" in Note 5 for additional information.

     On May 12, 2003, APS issued $500 million of debt as follows: $300 million aggregate principal amount of its 4.650% Notes due 2015 and $200 million aggregate principal amount of its 5.625% Notes due 2033. Also on May 12, 2003, APS made a $500 million loan to Pinnacle West Energy, and Pinnacle West Energy distributed the net proceeds of that loan to us to fund our repayment of a portion of the debt incurred to finance the construction of the following Pinnacle West Energy power plants: Redhawk Units 1 and 2, West Phoenix Units 4 and 5, and Saguaro Unit 3. See "ACC Financing Orders" in Note 5 for additional information. With Pinnacle West Energy's distribution to us, on May 12, 2003, we repaid the outstanding balance ($167 million) under a credit facility. We used a portion of the remaining proceeds to repay our short-term debt, with the balance being temporarily invested pending the planned optional repayment of our $250 million Floating Rate Notes due 2003.

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

     APS

     APS' capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt. See "Business Outlook - Regulatory Matters" below and Notes 4 and 5 for discussion of the $500 million financing arrangement between APS and Pinnacle West Energy authorized by the ACC pursuant to the Financing Order and APS' related issuance of $500 million of debt. See "Pinnacle West (Parent Company)" above and Note 5 for discussion of a $125 million interim financing arrangement between APS and Pinnacle West.

     APS pays for its capital requirements with cash from operations and, to the extent necessary, external financings. APS has historically paid for its dividends to Pinnacle West with cash from operations.

     In March 2003, APS deposited monies with its first mortgage bond trustee to redeem the entire $33 million of outstanding First Mortgage Bonds, 8% Series due 2025 and the entire $54 million of outstanding First Mortgage Bonds, 7.25% Series due 2023. On April 7, 2003, APS redeemed $33 million of its First Mortgage Bonds, 8% Series due 2025. APS will redeem $54 million of its First Mortgage Bonds, 7.25% Series due 2023, on August 1, 2003.

     Although provisions in APS' first mortgage bond indenture, articles of incorporation and ACC financing orders establish maximum amounts of additional first mortgage bonds, debt and preferred stock that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

     PINNACLE WEST ENERGY

     The costs of Pinnacle West Energy's construction of generating capacity from 2000 through 2004 are expected to be about $1.4 billion. This does not reflect an expected reimbursement in 2004 by SNWA of about $100 million of Pinnacle West Energy's cumulative capital expenditures in the Silverhawk project, assuming SNWA exercises its option to purchase a 25% interest in the project. Pinnacle West Energy is currently funding its capital requirements through capital infusions from Pinnacle West, which finances those infusions through debt and equity financings and internally-generated cash. See the capital expenditures table above for actual capital expenditures in the three months ended March 31, 2003 and projected capital expenditures for the next three years.

     Pinnacle West Energy's generation construction plan is as follows:

     o A 650 MW combined cycle expansion of the West Phoenix Power Plant in Phoenix. The 120 MW West Phoenix Unit 4 began commercial operation in June 2001. The 530 MW West Phoenix Unit 5 is expected to begin commercial operation in mid-2003.

     o Development of the 570 MW Silverhawk combined-cycle plant 20 miles north of Las Vegas, Nevada. Construction of the plant began in August 2002, with an expected commercial operation date of mid-2004. Pinnacle West Energy has signed an agreement with Las Vegas-based SNWA under which SNWA has an option to purchase a 25% interest in the project for approximately $100 million.

     o A Pinnacle West Energy affiliate is exploring the possibility of creating an underground natural gas storage facility on Company-owned land west of Phoenix. An analysis to determine the feasibility of the project is in progress.

     See Notes 4 and 5 and "Pinnacle West (Parent Company)" above for a discussion of the $500 million financing arrangement between APS and Pinnacle West Energy authorized by the ACC pursuant to the Financing Order.

     OTHER SUBSIDIARIES

     During the past three years, SunCor funded its cash requirements with cash from operations and its own external financings. SunCor's capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the capital expenditures table above for actual capital expenditures in the three months ended March 31, 2003 and projected capital expenditures for the next three years. SunCor expects to fund its capital requirements with cash from operations and external financings.

     We expect SunCor to make cash distributions to the parent company of $80 to $100 million annually in 2003 through 2005 due to anticipated accelerated asset sales activity. See "Real Estate Activities" above and Note 19.

     El Dorado funded its cash requirements during the past three years, primarily for NAC in 2002, with cash infused by the parent company and with cash from operations. El Dorado expects minimal capital requirements over the next three years.

     APS Energy Services' cash requirements during the past three years were funded with cash infusions from the parent company. APS Energy Services' capital expenditures and other cash requirements are increasingly funded by operations, with some funding from cash infused by Pinnacle West. See the capital expenditures table above regarding APS Energy Services' actual capital expenditures for the three months ended March 31, 2003 and projected capital expenditures for the next three years.

     CRITICAL ACCOUNTING POLICIES

     In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. Our most critical accounting policies include the impacts of regulatory accounting and the determination of the appropriate accounting for our pension and other postretirement benefits, derivatives and mark-to-market accounting. There have been no changes to our critical accounting policies since our 2002 10-K except for the discussion contained herein related to SFAS No. 143 (see Note 13). See "Critical Accounting Policies" in Item 7 of the 2002 10-K for further details about our critical accounting policies.

BUSINESS OUTLOOK

     In this section we discuss a number of factors affecting our business outlook.

     REGULATORY MATTERS

     See "Electric Industry Restructuring - State" in Note 5 for a discussion of ACC regulatory matters, including the implementation of the Track B competitive procurement process and APS' upcoming general rate case.

     WHOLESALE POWER MARKET CONDITIONS

     The marketing and trading division, which we moved to APS in early 2003 for future marketing and trading activities (existing wholesale contracts will remain at Pinnacle West) as a result of the ACC's Track A Order prohibiting APS' transfer of generating assets to Pinnacle West Energy, focuses primarily on managing APS' purchased power and fuel risks in connection with its costs of serving retail customer demand. Additionally, the marketing and trading division, subject to specified parameters, markets, hedges and trades in electricity, fuels and emission allowances and credits. Our future earnings will be affected by the strength or weakness of the wholesale power market.

     GENERATION CONSTRUCTION PLAN

     See "Liquidity and Capital Resources - Pinnacle West Energy" for information regarding Pinnacle West Energy's generation construction plan. The planned additional generation is expected to increase revenues, fuel expenses, operating expenses and financing costs.

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

     CUSTOMER GROWTH Customer growth in APS' service territory averaged about 3.6% a year for the three years 2000 through 2002; we currently expect customer growth to average about 3.5% per year from 2003 to 2005. We currently estimate that retail electricity sales in kilowatt-hours will grow 3.5% to 5.5% a year in 2003 through 2005, before the retail effects of weather variations. The customer and sales growth referred to in this paragraph applies to energy delivery customers.

     RETAIL RATE REDUCTIONS. As part of the 1999 Settlement Agreement, APS agreed to a series of annual retail electricity price reductions of 1.5% on July 1 for each of the years 1999 to 2003 for a total of 7.5%. The final price reduction is to be implemented July 1, 2003. See "1999 Settlement Agreement" in
Note 5 for further information.

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

     INTEREST EXPENSE Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. The primary factors affecting borrowing levels in the next several years are expected to be our capital requirements and our internally generated cash flow. Capitalized interest offsets a portion of interest expense while capital projects are under construction. We stop recording capitalized interest on a project when it is placed in commercial operation. As noted above, we have placed new power plants in commercial operation in 2001 and 2002 and we expect to bring additional plants on-line in 2003 and 2004. Interest expense is also affected by interest rates on variable-rate debt and interest rates on the refinancing of the Company's future liquidity needs.

     RETAIL COMPETITION The regulatory developments and legal challenges to the Rules discussed in Note 5 have raised considerable uncertainty about the status and pace of retail electric competition in Arizona. Although some very limited retail competition existed in APS' service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to APS' customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS' service territory.

     SUBSIDIARIES In the case of SunCor, we are undertaking an aggressive effort to accelerate asset sales activities to approximately double SunCor's annual earnings in 2003 to 2005 compared to the $19 million in earnings recorded in 2002. A portion of these sales have been, and additional amounts may be required to be, reported as discontinued operations on the Condensed Consolidated Statements of Income. See "Real Estate Activities" above and Note 19 for further discussion.

     The annual earnings contribution from APS Energy Services is expected to be positive over the next several years due primarily to a number of retail electricity contracts in California. APS Energy Services' had pretax earnings of $28 million in 2002.

     El Dorado's historical results are not necessarily indicative of future performance for El Dorado. In addition, we do not expect material losses for the year 2003 related to NAC.

     GENERAL Our financial results may be affected by a number of broad factors. See "Forward-Looking Statements" below for further information on such factors, which may cause our actual future results to differ from those we currently seek or anticipate.

RISK FACTORS

     Exhibit 99.4, which is hereby incorporated by reference, contains a discussion of risk factors involving the Company.

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

     We adopted the EITF 02-3 guidance for all contracts in the fourth quarter of 2002. Our energy trading contracts that are derivatives are accounted for at fair value under SFAS No. 133. Contracts that do not meet the definition of a derivative are accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received. Additionally, all gains and losses (realized and unrealized) on energy trading contracts that qualify as derivatives are included in marketing and trading segment revenues on the Condensed Consolidated Statements of Income on a net basis. Derivative instruments used for non-trading activities are accounted for in accordance with SFAS No. 133. See Note 10 for details on the change in accounting for energy trading contracts.

     Both non-trading and trading derivatives are classified as assets and liabilities from risk management and trading activities in the Condensed Consolidated Balance Sheets. For non-trading derivative instruments that qualify for hedge accounting treatment, changes in the fair value of the effective portion are recognized in common stock equity (as a component of accumulated other comprehensive income (loss)). Non-trading derivatives, or any portion thereof, that are not effective hedges are adjusted to fair value through income. Gains and losses related to non-trading derivatives that qualify as cash flow hedges of expected transactions are recognized in revenue or purchased power and fuel expense as an offset to the related item being hedged when the underlying hedged physical transaction impacts earnings. If it becomes probable that a forecasted transaction will not occur, we discontinue the use of hedge accounting and recognize in income the unrealized gains and losses that were previously recorded in other comprehensive income (loss). In the event a non-trading derivative is terminated or settled, the unrealized gains and losses remain in other comprehensive income (loss) and are recognized in income when the underlying transaction impacts earnings.

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

     Our assets and liabilities from risk management and trading activities are presented in two categories consistent with our business segments:

     o System - our regulated electricity business segment, which consists of non-trading derivative instruments that hedge our purchases and sales of electricity and fuel for our Native Load requirements; and

     o Marketing and Trading - our non-regulated, competitive business segment, which includes both non-trading and trading derivative instruments.

     The following tables show the changes in mark-to-market of our system and marketing and trading derivative positions for the three months ended March 31, 2003 and 2002 (dollars in millions):

                                    Three Months Ended        Three Months Ended
                                      March 31, 2003            March 31, 2002
                                  ----------------------    ----------------------
                                              Marketing                 Marketing
                                   System    and Trading     System    and Trading
                                  --------   -----------    --------   -----------
Mark-to-market of net
  positions at beginning
  of period                       $    (49)    $     57     $   (107)    $    138
Change in mark-to-market
  gains (losses) for future
  period deliveries                      5           (8)          (1)          25
Changes in cash flow hedges
  recorded in OCI                       13           13           44           --
Ineffective portion of changes
  in fair value recorded in
  earnings                               2            1           (2)          --
Mark-to-market losses/(gains)
  realized during the period             6           (7)           5          (22)
                                  --------     --------     --------     --------
Mark-to-market of net
  positions at end of period      $    (23)    $     56     $    (61)    $    141
                                  ========     ========     ========     ========

     The Company no longer reports non-derivative energy contracts or physical inventories at fair value. Since July 1, 2002, the Company has not recognized a dealer profit or unrealized gain or loss at the inception of a derivative unless the fair value of that instrument (in its entirety) is evidenced by quoted market prices or current market transactions. Prior to the change in our policy, we recorded net gains at inception of $8 million in the three months ended March 31, 2002. These amounts included a reasonable marketing margin. No net gains at inception were recorded in the three months ended March 31, 2003.

     The tables below show the maturities of our system and marketing and trading derivative positions at March 31, 2003 by the type of valuation that is performed to calculate the fair value of the contract (dollars in millions). See "Critical Accounting Policies - Mark-to-Market Accounting" in Item 7 of our 2002 10-K for more discussion on our valuation methods.

SYSTEM
                                                                                                 Total
                                                                                     Years       fair
Source of Fair Value      2003        2004        2005        2006        2007     thereafter    value
--------------------    --------    --------    --------    --------    --------   ----------   --------
Prices actively
  quoted                $     --    $    (11)   $     --    $     --    $     --    $     --    $    (11)
Prices provided by
  other external
  sources                     (3)         (9)         --          --          --          --         (12)
Prices based on
  models and other
  valuation methods           --          --          --          --          --          --          --
                        --------    --------    --------    --------    --------    --------    --------
Total by maturity       $     (3)   $    (20)   $     --    $     --    $     --    $     --    $    (23)
                        ========    ========    ========    ========    ========    ========    ========

MARKETING AND TRADING

                                                                                                 Total
                                                                                     Years       fair
Source of Fair Value      2003        2004        2005        2006        2007     thereafter    value
--------------------    --------    --------    --------    --------    --------   ----------   --------
Prices actively
  quoted                $     19    $      4    $      6    $      4    $      3    $      7    $     43
Prices provided by
  other external
  sources                     (4)         11           4          (4)         --          --           7
Prices based on
  models
  and other valuation
  methods                     (3)          2           1           8           3          (5)          6
                        --------    --------    --------    --------    --------    --------    --------
Total by maturity       $     12    $     17    $     11    $      8    $      6    $      2    $     56
                        ========    ========    ========    ========    ========    ========    ========

     The table below shows the impact hypothetical price movements of 10% would have on the market value of our risk management and trading assets and liabilities included on the Condensed Consolidated Balance Sheets at March 31, 2003 and 2002 (dollars in millions).

                                           March 31, 2003           March 31, 2002
                                             Gain (Loss)              Gain (Loss)
                                       ----------------------    ----------------------
                                       Price Up    Price Down    Price Up    Price Down
Commodity                                 10%          10%          10%          10%
---------                              --------    ----------    --------    ----------
  Mark-to-market changes
    reported in earnings (a):
    Electricity                         $    --      $     1      $    (2)     $     2
    Natural gas                              (3)           3           (1)           1
    Other                                     1           --            1           (1)
  Mark-to-market changes
    reported in OCI (b):
    Electricity                              32          (32)          --           --
    Natural gas                              23          (22)          26          (24)
                                        -------      -------      -------      -------
    Total                               $    53      $   (50)     $    24      $   (22)
                                        =======      =======      =======      =======

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

CREDIT RISK

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including two counterparties for which a worst case exposure represents approximately 40% of our $207 million of risk management and trading assets as of March 31, 2003. Our risk management process assesses and monitors the financial exposure of these and all other counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, including the counterparties noted above, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties. See "Critical Accounting Policies - Mark-to Market Accounting" in Item 7 of our 2002 10-K for more discussion on our valuation methods.

ITEM 4. CONTROLS AND PROCEDURES

     As of a date within 90 days of the date of this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and internal weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 12 of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for a discussion of the settlement of the NAC litigation.

ITEM 5. OTHER INFORMATION

CONSTRUCTION AND FINANCING PROGRAMS

     See "Liquidity and Capital Resources" in Part I, Item 2 of this report for a discussion of construction and financing programs of the Company and its subsidiaries.

REGULATORY MATTERS

     See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of regulatory developments.

ENVIRONMENTAL MATTERS

     The EPA had previously advised APS that the EPA considers APS to be a "potentially responsible party" in the Indian Bend Wash Superfund Site, South Area. See "Environmental Matters - Superfund" in Part I, Item 1 of the 2002 10-K. APS, the EPA, the United States Department of Justice, the Attorney General for the State of Arizona, and ADEQ have reached an agreement (in the form of a Consent Decree) to settle this matter. UNITED STATES OF AMERICA AND STATE OF ARIZONA, EX REL. V. ARIZONA PUBLIC SERVICE COMPANY, Civil Action No. CIV03-767PHXPGR, In the United States District Court for the District of Arizona. Under the terms of the proposed Consent Decree, APS will pay $2.72 million. Following the expiration of a thirty (30) day comment period, the Department of Justice will move for the Consent Decree to be approved by the Court, if appropriate in light of any public comment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.    Description
          -----------    -----------
             10.1        Employment Agreement dated February 27, 2003 between
                         APS and James M. Levine

             10.2        Third Supplemental Indenture dated as of November 1,
                         2002

             10.3 Third Amendment to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan

             12.1        Ratio of Earnings to Fixed Charges

             99.1 Certification of William J. Post, the Registrant's principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             99.2 Certification of Donald E. Brandt, the Registrant's principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             99.3        ACC Decision No. 65796 dated April 4, 2003 (Financing
                         Order)

             99.4        Pinnacle West Risk Factors

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

                                                Originally Filed                          Date
Exhibit No.     Description                        as Exhibit:          File No.(a)     Effective
-----------     -----------                        -----------          -----------     ---------
3.1             Articles of Incorporation     19.1 to the Company's       1-8962         11-14-88
                restated as of July 29,       September 30, 1988
                1988                          Form 10-Q Report

----------
(a) Reports filed under File No. 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

3.2             Bylaws, amended as of         3.1 to the Company's        1-8962         11-14-02
                September 18, 2002            September 30, 2002
                Form 10-Q Report

     (b)  Reports on Form 8-K

     During the quarter ended March 31, 2003, and the period from April 1 through May 14, 2003, we filed the following reports on Form 8-K:

     Report dated December 31, 2002 regarding an ACC ALJ's recommended Track B order and exhibits comprised of financial information and earnings variance explanations.

     Report dated January 15, 2003 regarding NAC losses and Pinnacle West's earnings outlook.

     Report dated February 27, 2003 regarding the ACC Track B decision.

     Report dated March 11, 2003 regarding an ACC ALJ's recommended approval, subject to certain conditions, of APS' financing application.

     Report dated March 27, 2003, regarding ACC approval of the financing application.

     Report dated March 31, 2003 containing exhibits comprised of financial information, earnings variance explanations and an earnings news release.

     Report dated May 6, 2003 regarding the Track B Order and asset retirement obligations.

     Report dated May 13, 2003 comprised of slides presented at analyst meetings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PINNACLE WEST CAPITAL CORPORATION
                                        (Registrant)


Dated: May 14, 2003                     By: Donald E. Brandt
                                            ------------------------------------
                                            Donald E. Brandt
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer
                                            and Officer Duly Authorized
                                            to sign this Report)

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003.

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

I, Donald E. Brandt, certify that:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003.

                                        Donald E. Brandt
                                        ----------------------------------------
                                        Donald E. Brandt
                                        Title: Senior Vice President and Chief
                                               Financial Officer