Form 10-Q
period 2003-06-30
PINNACLE WEST CAPITAL CORP
filed 2003-08-14
CIK 764622

FORM 10-Q

Securities and Exchange Commission

Washington, D.C. 20549

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2003

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number    1-8962

PINNACLE WEST CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Arizona	86-0512431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 North Fifth Street, P.O. Box 53999, Phoenix, Arizona	85072-3999
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(602) 250-1000

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock, no par value,

outstanding as of August 12, 2003: 91,271,421

Glossary

ACC — Arizona Corporation Commission

ACC Staff — Staff of the Arizona Corporation Commission

ALJ — Administrative Law Judge

APS — Arizona Public Service Company, a subsidiary of the Company

APS Energy Services — APS Energy Services Company, Inc., a subsidiary of the Company

CAISO — California Independent System Operator

CC&N — Certificate of Convenience and Necessity

Citizens — Citizens Communications Company

Company — Pinnacle West Capital Corporation

CPUC — California Public Utility Commission

EITF — the FASB’s Emerging Issues Task Force

El Dorado — El Dorado Investment Company, a subsidiary of the Company

ERMC —Energy Risk Management Committee

FASB — Financial Accounting Standards Board

FERC — United States Federal Energy Regulatory Commission

FIN — FASB Interpretation

Financing Order — ACC order issued on April 4, 2003 relating to APS’ request to provide financing or credit support to Pinnacle West Energy or the Company

GAAP — accounting principles generally accepted in the United States of America

Interim Financing  Order — ACC order issued on November 22, 2002 relating to APS’ request to provide financing or credit support to the Company

IRS — United States Internal Revenue Service

March 2003 10-Q — Pinnacle West Capital Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003

Moody’s — Moody’s Investors Service

MW — megawatt, one million watts

MWh — megawatt-hours, one million watts per hour

NAC — NAC International Inc., a subsidiary of El Dorado

Native Load — retail and wholesale sales supplied under traditional cost-based rate regulation

1999 Settlement Agreement — comprehensive settlement agreement related to the implementation of retail electric competition

NRC — United States Nuclear Regulatory Commission

OCI — other comprehensive income

Palo Verde — Palo Verde Nuclear Generating Station

PG&E — PG&E Corp.

Pinnacle West — Pinnacle West Capital Corporation, the Company

Pinnacle West Energy — Pinnacle West Energy Corporation, a subsidiary of the Company

PWEC Dedicated Assets — the following Pinnacle West Energy power plants, each of which is dedicated to APS’ customers: Redhawk Units 1 and 2, West Phoenix Units 4 and 5 and Saguaro Unit 3

PX — California Power Exchange

Rules — ACC retail electric competition rules

SCE — Southern California Edison Company

SEC — United States Securities and Exchange Commission

SFAS — Statement of Financial Accounting Standards

SNWA — Southern Nevada Water Authority

SPE — special-purpose entity

Standard & Poor’s — Standard & Poor’s Corporation

SunCor — SunCor Development Company, a subsidiary of the Company

System — non-trading energy related activities

T&D — transmission and distribution

Track A Order — ACC order dated September 10, 2002 regarding generation asset transfers and related issues

Track B Order —ACC order dated March 14, 2003 regarding competitive solicitation requirements for power purchases by Arizona’s investor-owned electric utilities

Trading — energy-related activities entered into with the objective of generating profits on changes in market prices

2002 10-K — the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002

UniSource — UniSource Energy Corporation

VIE — variable interest entity

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,
	2003	2002
Operating Revenues
Regulated electricity segment	$506,632	$496,838
Marketing and trading segment	167,475	49,503
Real estate segment	57,189	44,294
Other revenues	26,187	2,881
Total	757,483	593,516

Operating Expenses
Regulated electricity segment purchased power and fuel	124,108	104,591
Marketing and trading segment purchased power and fuel	147,698	30,479
Operations and maintenance	141,519	128,996
Real estate operations segment	53,942	42,532
Depreciation and amortization	107,076	101,786
Taxes other than income taxes	28,149	27,632
Other expenses	22,509	1,668
Total	625,001	437,684
Operating Income	132,482	155,832
Other
Other income (Note 16)	2,698	3,987
Other expense (Note 16)	(5,157)	(13,020)
Total	(2,459)	(9,033)
Interest Expense
Interest charges	51,117	46,764
Capitalized interest	(11,231)	(13,908)
Total	39,886	32,856
Income From Continuing Operations Before Income Taxes	90,137	113,943
Income Taxes	35,248	45,140
Income From Continuing Operations	54,889	68,803
Income From Discontinued Operations — Net of Income Tax Expense of $817 and $4,304	1,253	6,562
Net Income	$56,142	$75,365

Weighted-Average Common Shares Outstanding — Basic	91,258	84,794

Weighted-Average Common Shares Outstanding — Diluted	91,450	84,926

Earnings Per Weighted-Average Common Share Outstanding (Note 18)
Income From Continuing Operations — Basic	$0.60	$0.81
Net Income — Basic	0.62	0.89
Income From Continuing Operations — Diluted	0.60	0.81
Net Income — Diluted	0.61	0.89

Dividends Declared Per Share	$0.425	$0.40

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Six Months Ended June 30,
	2003	2002
Operating Revenues
Regulated electricity segment	$891,592	$877,079
Marketing and trading segment	330,218	125,318
Real estate segment	97,877	83,805
Other revenues	41,758	7,158
Total	1,361,445	1,093,360

Operating Expenses
Regulated electricity segment purchased power and fuel	198,779	166,122
Marketing and trading segment purchased power and fuel	291,343	66,264
Operations and maintenance	274,636	246,426
Real estate operations segment	94,101	79,178
Depreciation and amortization	212,474	201,442
Taxes other than income taxes	56,645	54,390
Other expenses	31,730	4,970
Total	1,159,708	818,792
Operating Income	201,737	274,568
Other
Other income (Note 16)	8,353	7,113
Other expense (Note 16)	(9,288)	(16,074)
Total	(935)	(8,961)
Interest Expense
Interest charges	98,968	91,283
Capitalized interest	(21,210)	(27,767)
Total	77,758	63,516
Income From Continuing Operations Before Income Taxes	123,044	202,091
Income Taxes	48,002	80,037
Income From Continuing Operations	75,042	122,054
Income From Discontinued Operations — Net of Income Tax Expense of $4,191 and $4,635	6,398	7,068
Net Income	$81,440	$129,122

Weighted-Average Common Shares Outstanding — Basic	91,257	84,769

Weighted-Average Common Shares Outstanding — Diluted	91,402	84,910

Earnings Per Weighted-Average Common Share Outstanding (Note 18)
Income From Continuing Operations — Basic	$0.82	$1.44
Net Income — Basic	0.89	1.52
Income From Continuing Operations — Diluted	0.82	1.44
Net Income — Diluted	0.89	1.52

Dividends Declared Per Share	$0.85	$0.80

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Twelve Months Ended June 30,
	2003	2002
Operating Revenues
Regulated electricity segment	$2,027,536	$2,287,043
Marketing and trading segment	530,831	284,412
Real estate segment	215,153	187,924
Other revenues	96,537	15,733
Total	2,870,057	2,775,112

Operating Expenses
Regulated electricity segment purchased power and fuel	532,200	762,536
Marketing and trading segment purchased power and fuel	419,118	113,332
Operations and maintenance	612,748	519,132
Real estate operations segment	200,848	169,195
Depreciation and amortization	435,114	418,435
Taxes other than income taxes	110,207	104,693
Other expenses	131,719	13,854
Total	2,441,954	2,101,177
Operating Income	428,103	673,935
Other
Other income (Note 16)	14,937	16,230
Other expense (Note 16)	(25,656)	(33,146)
Total	(10,719)	(16,916)
Interest Expense
Interest charges	195,197	180,533
Capitalized interest	(37,192)	(52,675)
Total	158,005	127,858
Income From Continuing Operations Before Income Taxes	259,379	529,161
Income Taxes	100,193	208,802
Income From Continuing Operations	159,186	320,359
Income From Discontinued Operations — Net of Income Tax Expense of $5,428 and $4,635	8,285	7,068
Cumulative Effect of a Change in Accounting for Derivatives — Net of Income Tax Benefit of $8,099	—	(12,446)
Cumulative Effect of a Change in Accounting for Trading Activities — Net of Income Tax Benefit of $43,123	(65,745)	—
Net Income	$101,726	$314,981

Weighted-Average Common Shares Outstanding — Basic	88,121	84,734

Weighted-Average Common Shares Outstanding — Diluted	88,276	84,888

Earnings Per Weighted-Average Common Share Outstanding (Note 18)
Income From Continuing Operations — Basic	$1.81	$3.78
Net Income — Basic	1.15	3.72
Income From Continuing Operations — Diluted	1.80	3.77
Net Income — Diluted	1.15	3.71

Dividends Declared Per Share	$1.675	$1.575

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

ASSETS

	June 30, 2003	December 31, 2002

Current Assets
Cash and cash equivalents	$94,184	$77,566
Trust fund for bond redemption	54,150	—
Customer and other receivables — net	349,591	373,196
Accrued utility revenues	106,480	72,915
Materials and supplies (at average cost)	90,637	91,652
Fossil fuel (at average cost)	33,658	28,185
Deferred income taxes	4,094	4,094
Assets from risk management and trading activities	184,429	102,664
Real estate assets held for sale	—	46,475
Other current assets	81,424	103,978
Total current assets	998,647	900,725

Investments and Other Assets
Real estate investments — net	386,302	382,719
Assets from risk management and trading activities — long-term	217,700	191,754
Other assets	239,615	229,891
Total investments and other assets	843,617	804,364

Property, Plant and Equipment
Plant in service and held for future use	9,348,969	9,058,900
Less accumulated depreciation and amortization	3,401,020	3,474,325
Total	5,947,949	5,584,575
Construction work in progress	835,548	777,542
Intangible assets, net of accumulated amortization	123,464	109,815
Nuclear fuel, net of accumulated amortization	7,324	7,466
Net property, plant and equipment	6,914,285	6,479,398

Deferred Debits
Regulatory assets	200,073	241,045
Other deferred debits	113,214	113,194
Total deferred debits	313,287	354,239

Total Assets	$9,069,836	$8,538,726

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

LIABILITIES AND EQUITY

	June 30, 2003	December 31, 2002

Current Liabilities
Accounts payable	$309,714	$354,218
Accrued taxes	135,058	71,107
Accrued interest	52,220	53,018
Short-term borrowings	65,802	102,183
Current maturities of long-term debt	235,619	280,888
Customer deposits	47,651	42,190
Real estate liabilities held for sale	—	29,451
Liabilities from risk management and trading activities	161,046	111,329
Other current liabilities	58,779	63,847
Total current liabilities	1,065,889	1,108,231

Long-Term Debt Less Current Maturities	3,133,093	2,869,241

Deferred Credits and Other
Liabilities from risk management and trading activities — long-term	136,290	147,900
Deferred income taxes	1,217,099	1,209,074
Unamortized gain — sale of utility plant	57,197	59,484
Pension liability	169,532	183,880
Liability for asset retirement (Note 13)	226,878	—
Other	326,630	274,763
Total deferred credits and other	2,133,626	1,875,101

Commitments and Contingencies (Note 12)

Common Stock Equity
Common stock, no par value	1,740,366	1,737,258
Treasury stock	(4,064)	(4,358)
Total common stock	1,736,302	1,732,900
Accumulated other comprehensive loss:
Minimum pension liability adjustment	(71,204)	(71,264)
Derivative instruments	23,710	(20,020)
Total accumulated other comprehensive loss	(47,494)	(91,284)
Retained earnings	1,048,420	1,044,537
Total common stock equity	2,737,228	2,686,153

Total Liabilities and Equity	$9,069,836	$8,538,726

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$75,042	$122,054
Items not requiring cash:
Depreciation and amortization	212,474	201,442
Nuclear fuel amortization	14,858	15,214
Deferred income taxes	(23,844)	(35,824)
Change in mark-to-market	(6,986)	(1,772)
Changes in current assets and liabilities:
Customer and other receivables	23,605	20,464
Accrued utility revenues	(33,565)	(34,558)
Materials, supplies and fossil fuel	(4,458)	(5,167)
Other current assets	22,554	(10,957)
Accounts payable	(36,008)	(100,378)
Accrued taxes	63,951	74,861
Accrued interest	(798)	3,454
Other current liabilities	2,080	17,195
Change in real estate investments	(3,709)	(6,728)
Increase in regulatory assets	(4,565)	(5,992)
Change in risk management and trading — assets	22,098	(36,587)
Change in risk management and trading — liabilities	(11,973)	(16,957)
Change in customer advances	(681)	1,695
Change in pension liability	(14,348)	1,359
Change in other long-term assets	1,657	(7,330)
Change in other long-term liabilities	10,448	(4,060)
Net cash flow provided by operating activities	307,832	191,428

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(343,880)	(454,080)
Trust fund for bond redemption	(54,150)	—
Proceeds from sale of assets from discontinued operations	27,128	20,420
Capitalized interest	(21,210)	(27,767)
Other	(1,066)	28,633
Net cash flow used for investing activities	(393,178)	(432,794)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	538,154	605,921
Repayment of long-term debt	(327,901)	(282,475)
Short-term borrowings and payments-net	(34,135)	(31,496)
Dividends paid on common stock	(77,556)	(67,816)
Other	3,402	1,603
Net cash flow provided by financing activities	101,964	225,737
Net Cash Flow	16,618	(15,629)
Cash and Cash Equivalents at Beginning of Period	77,566	28,619
Cash and Cash Equivalents at End of Period	$94,184	$12,990

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid, net of amounts capitalized	$73,333	$57,935
Income taxes paid	$—	$47,274

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             The condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor and El Dorado (principally NAC).  All significant intercompany accounts and transactions between the consolidated companies have been eliminated.  We have reclassified certain prior year amounts to conform to the current year presentation (see Notes 10 and 19).

2.             Our unaudited condensed consolidated financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented.  These adjustments are of a normal recurring nature with the exception of the cumulative effects of changes in accounting for derivatives and trading activities (see Note 10), the transition adjustment for asset retirement obligations (see Note 13) and real estate discontinued operations (see Note 19).  We suggest that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read along with the consolidated financial statements and notes to consolidated financial statements included in our 2002 10-K.

3.             Weather conditions cause significant seasonal fluctuations in our revenues.  In addition, trading and wholesale marketing activities can have significant impacts on our results for interim periods.  Consequently, results for interim periods do not necessarily represent results to be expected for the year.

4.             On April 7, 2003, APS redeemed approximately $33 million of its First Mortgage Bonds, 8% Series due 2025, and on August 1, 2003, APS redeemed approximately $54 million of its First Mortgage Bonds, 7.25% Series due 2023.

On May 12, 2003, APS issued $500 million of debt as follows:  $300 million aggregate principal amount of its 4.650% Notes due 2015 and $200 million aggregate principal amount of its 5.625% Notes due 2033.  Also on May 12, 2003, APS made a $500 million loan to Pinnacle West Energy, and Pinnacle West Energy distributed the net proceeds of that loan to us to fund our repayment of a portion of the debt incurred to finance the construction of the PWEC Dedicated Assets.  See “ACC Financing Orders” in Note 5 for additional information.  With Pinnacle West Energy’s distribution to us, on May 12, 2003, we repaid the outstanding balance ($167 million) under a credit facility.  We used a portion of the remaining proceeds to redeem our $250 million Floating Rate Notes due 2003 on June 2, 2003 and to repay other short-term debt.

5.             Regulatory Matters

State

Overview

On September 21, 1999, the ACC approved Rules that provide a framework for the introduction of retail electric competition in Arizona.  On September 23, 1999, the ACC approved a comprehensive settlement agreement among APS and various parties related to the implementation of retail electric competition in Arizona.  On September 10, 2002, the ACC issued the Track A Order, which, among other things, directed APS not to transfer its generation assets to Pinnacle West Energy, as previously required under the Rules and the 1999 Settlement Agreement.  See “Track A Order” below.  The Track A Order and legal challenges to the Rules have raised considerable uncertainty about the status and pace of retail electric competition and of electric restructuring in Arizona.

On March 14, 2003, the ACC issued the Track B Order, which required APS to solicit bids for certain estimated amounts of capacity and energy for periods beginning July 1, 2003.  Pinnacle West Energy bid on and entered into a contract to supply most of APS’ requirements in the summer months through September 2006.  See “Track B Order” below.

On April 4, 2003, the ACC issued the Financing Order authorizing APS to lend up to $500 million to Pinnacle West Energy.  See “ACC Financing Orders” below.  On May 12, 2003, APS issued $500 million of debt pursuant to the Financing Order and made a $500 million loan to Pinnacle West Energy.  Pinnacle West Energy distributed the net proceeds of that loan to us to fund the repayment of a portion of the debt we incurred to finance the construction of the PWEC Dedicated Assets.  See Note 4.

On June 27, 2003, APS filed a general rate case with the ACC and requested a $175.1 million, or 9.8%, increase in its annual retail electricity revenues, to become effective July 1, 2004.  The major components of the request are described under “APS General Rate Case and Retail Rate Adjustment Mechanisms” below.

1999 Settlement Agreement

The following are the major provisions of the 1999 Settlement Agreement, as approved by the ACC:

•                                          APS has reduced rates for standard-offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% on July 1 for each of the years 1999 to 2003 for a total of 7.5%.  Based on the price reductions authorized in the 1999 Settlement Agreement, there were retail price decreases of approximately $24 million ($14 million after taxes), effective July 1, 1999; approximately $28 million ($17 million after taxes), effective July 1, 2000; approximately $27 million ($16 million after taxes), effective July 1, 2001; approximately $28 million ($17 million after taxes), effective July 1, 2002; and approximately $29 million ($18 million after taxes), effective July 1, 2003.  For customers having loads of three MW or greater, standard-offer rates have been reduced in varying annual increments that total 5% in the years 1999 through 2002.

•                                          Unbundled rates being charged by APS for competitive direct access service (for example, distribution services) became effective upon approval of the 1999 Settlement Agreement, retroactive to July 1, 1999, and also became subject to annual reductions beginning January 1, 2000, that vary by rate class, through January 1, 2004.

•                                          There is a moratorium on retail price changes for standard-offer and unbundled competitive direct access services until July 1, 2004, except for the price reductions described above and certain other limited circumstances.  Neither the ACC nor APS is prevented from seeking or authorizing rate changes prior to July 1, 2004 in the event of conditions or circumstances that constitute an emergency, such as an inability to finance on reasonable terms; material changes in APS’ cost of service for ACC-regulated services resulting from federal, tribal, state or local laws; regulatory requirements; or judicial decisions, actions or orders.

•                                          APS will be permitted to defer for later recovery prudent and reasonable costs of complying with the Rules, system benefits costs in excess of the levels included in then-current (1999) rates, and costs associated with the “provider of last resort” and standard-offer obligations for service after July 1, 2004.  These costs are to be recovered through an adjustment clause or clauses commencing on July 1, 2004.  See “APS General Rate Case and Retail Rate Adjustment Mechanisms” below.

•                                          APS’ distribution system opened for retail access effective September 24, 1999.  Customers were eligible for retail access in accordance with the phase-in adopted by the ACC under the Rules (see “Retail Electric Competition Rules” below), including an additional 140 MW being made available to eligible non-residential customers.  APS opened its distribution system to retail access for all customers on January 1, 2001.  The regulatory developments and legal challenges to the Rules discussed in this Note have raised considerable uncertainty about the status and pace of electric competition and of electric restructuring in Arizona.  Although some very limited retail competition existed in APS’ service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to APS’ customers.  As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS’ service territory.

•                                          Prior to the 1999 Settlement Agreement, APS was recovering substantially all of its regulatory assets through July 1, 2004, pursuant to a 1996 regulatory agreement.  In addition, the 1999 Settlement Agreement states that APS has demonstrated that its allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value (in 1999 dollars).  The 1999 Settlement Agreement also stated that APS will not be allowed to recover $183 million net present value (in 1999 dollars) of the $533 million.  The 1999 Settlement Agreement provides that APS will have the opportunity to recover $350 million net present value (in 1999 dollars) through a competitive transition charge that will remain in effect through December 31, 2004, at which time it will terminate.  The costs subject to recovery under the adjustment clause described above will be decreased or increased by any over/under-recovery of the $350 million due to sales volume variances.  As discussed below under “APS General Rate Case and Retail Rate Adjustment Mechanisms,” APS is seeking to recover amounts written off by APS as a result of the 1999 Settlement Agreement.

•                                          The 1999 Settlement Agreement required APS to form, or cause to be formed, a separate corporate affiliate or affiliates and transfer to such affiliate(s) its competitive electric assets and services no later than December 31, 2002.  The 1999 Settlement Agreement provided that APS would be allowed to defer and later collect, beginning July 1, 2004, 67% of its costs to accomplish the required transfer of generation assets to an affiliate.  However, as noted above and discussed in greater detail below, in 2002 the ACC unilaterally modified this aspect of the 1999 Settlement Agreement by issuing an order preventing APS from transferring its generation assets.  APS is seeking to recover all costs incurred by APS in preparation for the previously anticipated transfer of generation assets to Pinnacle West Energy.  See “APS General Rate Case and Retail Rate Adjustment Mechanisms” below.

Retail Electric Competition Rules

The Rules approved by the ACC included the following major provisions:

•                                          They apply to virtually all Arizona electric utilities regulated by the ACC, including APS.

•                                          Effective January 1, 2001, retail access became available to all APS retail electricity customers.

•                                          Electric service providers that get CC&N’s from the ACC can supply only competitive services, including electric generation, but not electric transmission and distribution.

•                                          Affected utilities must file ACC tariffs that unbundle rates for noncompetitive services.

•                                          The ACC shall allow a reasonable opportunity for recovery of unmitigated stranded costs.

•                                          Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate or affiliates.  Under the 1999 Settlement Agreement, APS received a waiver to allow transfer of its competitive electric assets and services to affiliates no later than December 31, 2002.  However, as noted above and discussed in greater detail below, in 2002 the ACC reversed its decision, as reflected in the Rules, to require APS to transfer its generation assets.

Under the 1999 Settlement Agreement, the Rules are to be interpreted and applied, to the greatest extent possible, in a manner consistent with the 1999 Settlement Agreement.  If the two cannot be reconciled, APS must seek, and the other parties to the 1999

Settlement Agreement must support, a waiver of the Rules in favor of the 1999 Settlement Agreement.

On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgment holding that the Rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted to the Arizona Attorney General for certification.  The judgment also invalidates all ACC orders authorizing competitive electric service providers, including APS Energy Services, to operate in Arizona.  We do not believe the ruling affects the 1999 Settlement Agreement.  The 1999 Settlement Agreement was not at issue in the consolidated cases before the judge.  Further, the ACC made findings related to the fair value of APS’ property in the order approving the 1999 Settlement Agreement.  The ACC and other parties aligned with the ACC have appealed the ruling to the Arizona Court of Appeals, as a result of which the Superior Court’s ruling is automatically stayed pending further judicial review.  That appeal is still pending.  In a similar appeal concerning the issuance of competitive telecommunications CC&N’s, the Arizona Court of Appeals invalidated rates for competitive carriers due to the ACC’s failure to establish a fair value rate base for such carriers.  The Arizona Supreme Court agreed that the ACC had to determine a fair value rate base but vacated the Court of Appeals’ requirement that competitive rates be set based only on such fair value rate base.

Provider of Last Resort Obligation

Although the Rules allow retail customers to have access to competitive providers of energy and energy services, APS is the “provider of last resort” for standard-offer, full-service customers under rates that have been approved by the ACC.  These rates are established until at least July 1, 2004.  The 1999 Settlement Agreement allows APS to seek adjustment of these rates in the event of emergency conditions or circumstances, such as the inability to secure financing on reasonable terms; material changes in APS’ cost of service for ACC-regulated services resulting from federal, tribal, state or local laws; regulatory requirements; or judicial decisions, actions or orders.  Energy prices in the western wholesale market vary and, during the course of the last two years, have been volatile.  At various times, prices in the spot wholesale market have significantly exceeded the amount included in APS’ current retail rates.  In the event of shortfalls due to unforeseen increases in load demand or generation or transmission outages, APS may need to purchase additional supplemental power in the wholesale spot market.  Unless APS is able to obtain an adjustment of its rates under the emergency provisions of the 1999 Settlement Agreement, there can be no assurance that APS would be able to fully recover the costs of this power.  See “APS General Rate Case and Retail Rate Adjustment Mechanisms” below for a discussion of retail rate adjustment mechanisms that were the subject of ACC hearings in April 2003.

Track A Order

On September 10, 2002, the ACC issued the Track A Order, in which the ACC, among other things:

•                                          reversed its decision, as reflected in the Rules, to require APS to transfer its generation assets either to an unrelated third party or to a separate corporate affiliate; and

•                                          unilaterally modified the 1999 Settlement Agreement, which authorized APS’ transfer of its generating assets, and directed APS to cancel its activities to transfer its generation assets to Pinnacle West Energy.

On November 15, 2002, APS filed appeals of the Track A Order in the Maricopa County, Arizona Superior Court and in the Arizona Court of Appeals.  Arizona Public Service Company vs. Arizona Corporation Commission, CV 2002-0222 32.  Arizona Public Service Company vs. Arizona Corporation Commission, 1CA CC 02-0002.  On December 13, 2002, APS and the ACC Staff agreed to principles for resolving certain issues raised by APS in its appeals of the Track A Order.  APS and the ACC are the only parties to the Track A Order appeals.  The major provisions of the principles include, among other things, the following:

•                                          APS and the ACC Staff agreed that it would be appropriate for the ACC to consider the following matters in APS’ general rate case, which was filed on June 27, 2003:

•                                          the generating assets to be included in APS’ rate base, including the question of whether the PWEC Dedicated Assets should be included in APS’ rate base;

•                                          the appropriate treatment of the $234 million pretax asset write-off agreed to by APS as part of the 1999 Settlement Agreement;  and

•                                          the appropriate treatment of costs incurred by APS in preparation for the previously anticipated transfer of generation assets to Pinnacle West Energy.

•                                          Upon the ACC’s issuance of a final decision that is no longer subject to appeal approving APS’ request to provide $500 million of financing or credit support to Pinnacle West Energy or the Company, with appropriate conditions, APS’ appeals of the Track A Order would be limited to the issues described in the preceding bullet points, each of which would be presented to the ACC for consideration prior to any final judicial resolution.  As noted below, the ACC issued the Financing Order on April 4, 2003.  The Financing Order is final and no longer subject to appeal.  As a result, APS’ appeals of the Track A Order will be limited to the issues described in the preceding bullet points.

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

Track B Order

On March 14, 2003, the ACC issued the Track B Order, which required APS to solicit bids for certain estimated amounts of capacity and energy for periods beginning July 1, 2003.  For 2003, APS was required to solicit competitive bids for about 2,500 MW of capacity and about 4,600 gigawatt-hours of energy, or approximately 20% of APS’ total retail energy requirements.  The bid amounts were expected to increase in 2004 and 2005 based largely on growth in APS’ retail load and APS’ retail energy sales.  The Track B Order also confirmed that it was “not intended to change the current rate base status of [APS’] existing assets.”

The order recognizes APS’ right to reject any bids that are unreasonable, uneconomical or unreliable.  The ACC Staff and an independent monitor participated in the Track B procurement process.  The Track B Order also contains requirements relating to standards of conduct between APS and any affiliate of APS participating in the competitive solicitation, requires that APS treat bidders in a non-discriminatory manner and requires APS to file a protocol regarding short-term and emergency procurements.  The order permits the provision by APS of corporate oversight, support and governance as long as such activities do not favor Pinnacle West Energy in the procurement process or provide Pinnacle West Energy with confidential APS bidding information that is not available to other bidders.  The order directs APS to evaluate bids on cost, reliability and reasonableness.  The decision requires bidders to allow the ACC to inspect their plants and requires assurances of appropriate competitive market conduct from senior officers of such bidders.  Following the solicitation, the decision requires APS to prepare a report evaluating environmental issues relating to the procurement and a series of workshops on environmental risk management will be commenced thereafter.

APS issued requests for proposals in March 2003 and by May 6, 2003, APS entered into contracts to meet all or a portion of its requirements for the years 2003 through 2006 as follows:

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

ACC Financing Orders

On April 4, 2003, the ACC issued the Financing Order authorizing APS to lend up to $500 million to Pinnacle West Energy, guarantee up to $500 million of Pinnacle West

Energy debt, or a combination of both, not to exceed $500 million in the aggregate (the “APS Loan”), subject to the following principal conditions:

•                                          any debt issued by APS pursuant to the order must be unsecured;

•                                          the APS Loan must be callable and secured by the PWEC Dedicated Assets;

•                                          the APS Loan must bear interest at a rate equal to 264 basis points above the interest rate on APS debt that could be issued and sold on equivalent terms (including, but not limited to, maturity and security);

•                                          the 264 basis points referred to in the previous bullet point will be capitalized as a deferred credit and used to offset retail rates in the future, with the deferred credit balance bearing an interest rate of six percent per annum;

•                                          the APS Loan must have a maturity date of not more than four years, unless otherwise ordered by the ACC;

•                                          any demonstrable increase in APS’ cost of capital as a result of the transaction (such as from a decline in bond rating) will be excluded from future rate cases;

•                                          APS must maintain a common equity ratio of at least forty percent and may not pay common dividends if such payment would reduce its common equity ratio below that threshold, unless otherwise waived by the ACC.  The ACC will process any waiver request within sixty days, and for this sixty-day period this condition will be suspended.  However, this condition, which will continue indefinitely, will not be permanently waived without an order of the ACC; and

•                                          certain waivers of the ACC’s affiliated interest rules previously granted to APS and its affiliates will be temporarily withdrawn and, during the term of the APS Loan, neither Pinnacle West nor Pinnacle West Energy may reorganize or restructure, acquire or divest assets, or form, buy or sell affiliates (each, a “Covered Transaction”), or pledge or otherwise encumber the Pinnacle West Energy assets without prior ACC approval, except that the foregoing restrictions will not apply to the following categories of Covered Transactions:

•                                          Covered Transactions less than $100 million, measured on a cumulative basis over the calendar year in which the Covered Transactions are made;

•                                          Covered Transactions by SunCor of less than $300 million through 2005, consistent with SunCor’s anticipated accelerated asset sales activity during those years;

•                                          Covered Transactions related to the payment of ongoing construction costs for Pinnacle West Energy’s (a) West Phoenix Unit 5, located in

Phoenix, and (b) Silverhawk plant, located near Las Vegas, with an expected commercial operation date in mid-2004; and

•                                          Covered Transactions related to the sale of 25% of the Silverhawk plant to SNWA if SNWA exercises its existing purchase option to do so.

The ACC also ordered the ACC Staff to conduct an inquiry into our and our affiliates’ compliance with the retail electric competition and related rules and decisions.  On June 13, 2003, APS submitted its report on these matters to the ACC Staff.

On May 12, 2003, APS issued $500 million of debt pursuant to the Financing Order and made a $500 million loan to Pinnacle West Energy.  Pinnacle West Energy distributed the net proceeds of that loan to us to fund the repayment of a portion of the debt we incurred to finance the construction of the PWEC Dedicated Assets.  See Note 4.

On November 22, 2002, the ACC issued an order (the “Interim Financing Order”) approving APS’ request to permit APS to (a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit in the amount of $125 million, or (b) guarantee $125 million of Pinnacle West’s short-term debt, subject to certain conditions.  As of June 30, 2003, there were no borrowings outstanding under this financing arrangement.

APS General Rate Case and Retail Rate Adjustment Mechanisms

As noted above, on June 27, 2003, APS filed a general rate case with the ACC and requested a $175.1 million, or 9.8%, increase in its annual retail electricity revenues, to become effective July 1, 2004.  In this rate case, APS updated its cost of service and rate design.

Major Components of the Request  The major reasons for the request include:

•                                          complying with the provisions of the 1999 Settlement Agreement;

•                                          incorporating significant increases in fuel and purchased power costs, including results of purchases through the ACC’s Track B procurement process;

•                                          recognizing changes in APS’ cost of service, cost allocation and rate design;

•                                          obtaining rate recognition of the PWEC Dedicated Assets;

•                                          recovering $234 million written off by APS as a result of the 1999 Settlement Agreement; and

•                                          recovering restructuring and compliance costs associated with the ACC’s Rules.

Requested Rate Increase  The requested rate increase totals $175.1 million, or 9.8%, and is comprised of the following items (dollars in millions):

	Annual Revenue	Percent

Increase in base rates	$166.8	9.3%
Competition rules compliance charge	8.3	0.5%
Total increase	$175.1	9.8%

Test Year  The filing is based on an adjusted historical test year ended December 31, 2002.

Cost of Capital  The proposed weighted average cost of capital for the test year ended December 31, 2002 is 8.67%, including an 11.5% return on equity.

Rate Base  The request is based on a rate base of $4.2 billion, calculated using Original Cost Less Depreciation (“OCLD”) methodology.  The OCLD rate base approximates the ACC-jurisdictional portion of the net book value of utility plant, net of accumulated depreciation and deferred taxes, as of December 31, 2002, except as set forth below.

The requested rate base includes the PWEC Dedicated Assets, with a total combined capacity of approximately 1,800 MW.  These assets were included at their estimated July 1, 2004 net book value.  Upon approval of the request, the PWEC Dedicated Assets would be transferred to APS from Pinnacle West Energy.

The filing also includes calculated amounts for Fair Value Rate Base and Replacement Cost New Depreciated (“RCND”) rate base.  The ACC is required by the Arizona Constitution to make a finding of Fair Value Rate Base, which is defined as the arithmetic average of OCLD rate base and RCND rate base.

Recovery of Previous $234 Million Write-Off  The request includes recovery, over a fifteen year period, of the write-off of $234 million pretax of regulatory assets by APS as a result of the 1999 Settlement Agreement.  See “1999 Settlement Agreement” above.

Estimated Timeline  APS has asked the ACC to approve the requested rate increase by July 1, 2004.  The Company expects the ACC to issue procedural schedules during the next several months detailing the timeline for addressing the request.

The general rate case also addresses the implementation of rate adjustment mechanisms that were the subject of ACC hearings in April 2003.  The rate adjustment mechanisms, which were authorized as a result of the 1999 Settlement Agreement, would allow APS to recover several types of costs, the most significant of which are power supply costs (fuel and purchased power costs) and costs associated with complying with the Rules.  We assume that the ACC will make a decision in this general rate case by the end of 2004.

Federal

In July 2002, the FERC adopted a price mitigation plan that constrains the price of electricity in the wholesale spot electricity market in the western United States.  The FERC adopted a price cap of $250 per MWh for the period subsequent to October 31, 2002.  Sales at prices above the cap must be justified and are subject to potential refund.

On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking for Standard Market Design for wholesale electric markets.  Voluminous comments and reply comments were filed on virtually every aspect of the proposed rule.  On April 28, 2003, the FERC Staff issued an additional white paper on the proposed Standard Market Design.  The white paper discusses several policy changes to the proposed Standard Market Design, including a greater emphasis on flexibility for regional needs.  The FERC invited comments on the white paper, but has not yet set a due date for filing comments.  We are reviewing the proposed rulemaking and cannot currently predict what, if any, impact there may be to the Company if the FERC adopts the proposed rule or any modifications proposed in the comments.

General

The regulatory developments and legal challenges to the Rules discussed in this Note have raised considerable uncertainty about the status and pace of retail electric competition and of electric restructuring in Arizona.  Although some very limited retail competition existed in APS’ service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to APS’ customers.  As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS’ service territory.  As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete in the new regulatory environment.

6.             Nuclear Insurance

The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law.  This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300 million and the balance by an industry-wide retrospective assessment program.  If losses at any nuclear power plant covered by the programs exceed the accumulated funds, APS could be assessed retrospective premium adjustments.  The maximum assessment per reactor under the program for each nuclear incident is approximately $101 million, subject to an annual limit of $10 million per incident.  Based on APS’ interest in the three Palo Verde units, APS’ maximum potential assessment per incident for all three units is approximately $88 million, with an annual payment limitation of approximately $9 million.

The Palo Verde participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination.  APS has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

7.             Business Segments

We have three principal business segments (determined by products, services and the regulatory environment):

•                                          our regulated electricity segment, which consists of regulated traditional retail and wholesale electricity businesses and related activities, and includes electricity generation, transmission and distribution;

•                                          our marketing and trading segment, which consists of our competitive energy business activities, including wholesale marketing and trading and APS Energy Services’ commodity-related energy services.  In early 2003, we moved our marketing and trading division from Pinnacle West to APS for future marketing and trading activities (existing wholesale contracts remain at Pinnacle West) as a result of the ACC’s Track A Order prohibiting the previously required transfer of APS’ generating assets to Pinnacle West Energy; and

•                                          our real estate segment, which consists of SunCor’s real estate development and investment activities.

The amounts in our other segment include activity principally related to NAC in the periods ended June 30, 2003 (see Note 12), as well as the parent company and other subsidiaries.  Financial data for the Company’s business segments follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2003	2002	2003	2002	2003	2002
Operating Revenues:
Regulated electricity	$507	$497	$892	$877	$2,028	$2,287
Marketing and trading	167	50	330	125	531	284
Real estate	57	44	98	84	215	188
Other	26	3	41	7	96	16
Total	$757	$594	$1,361	$1,093	$2,870	$2,775

Net Income (Loss):
Regulated electricity	$43	$61	$49	$93	$126	$231
Marketing and trading (a)	8	9	17	29	(18)	74
Real estate (b)	3	8	10	10	18	13
Other	2	(3)	5	(3)	(24)	(3)
Total	$56	$75	$81	$129	$102	$315

(a)                                  In the twelve months ended June 30, 2003, we recorded a $66 million after tax charge as of October 1, 2002 for the cumulative effect of a change in accounting for trading activities, for the early adoption of EITF 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”  In the twelve months ended June 30, 2002, APS recorded a $12 million after tax charge in July 2001 for the cumulative effect of a change in accounting for derivatives as required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

(b)                                 Includes income from discontinued operations for the three months ended June 30 of $1 million (after tax) in 2003 and $6 million (after tax) in 2002. Includes income from discontinued operations for the six months ended June 30 of $6 million (after tax) in 2003 and $7 million (after tax) in 2002.  Includes income from discontinued operations for the twelve months ended June 30 of $8 million (after tax) in 2003 and $7 million (after tax) in 2002.  See Note 19 for further discussion of our real estate activities.

	As of June 30, 2003	As of December 31, 2002
Assets:
Regulated electricity	$8,185	$7,585
Marketing and trading	402	414
Real estate	453	504
Other	30	36
Total	$9,070	$8,539

8.             Accounting Matters

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133.  The provisions of SFAS No. 149 that relate to previously issued SFAS No. 133 derivatives implementation guidance should continue to be applied in accordance with the effective dates of the original implementation guidance.  In general, other provisions are applied prospectively to contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  We are currently evaluating the impacts of SFAS No. 149 on our financial statements.

In June 2003, the FASB’s Derivatives Implementation Group (DIG) issued DIG Issue C20, “Scope Exceptions: Interpretation of the Meaning of ‘Not Clearly and Closely Related’ in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature.”  To qualify for a normal purchases and sales scope exception under SFAS No. 133 the pricing in a contract must be clearly and closely related to the item being purchased or sold.  DIG Issue C20 provides guidance on the clearly and closely related criterion and supercedes previous guidance.  The new rules allow the use of broad-based market indicators in certain circumstances.

DIG Issue C20 is effective for us on October 1, 2003.  It is to be applied prospectively to existing and future contracts.  A special transition adjustment is required for an entity that had been applying the normal scope exception to a derivative contract that contained a price adjustment feature that was not based on the fair value of the item being purchased or sold or was not an ingredient or direct factor in its production.  That entity should record a cumulative effect adjustment to net income for the fair value of the contract at the implementation date of DIG Issue C20.  While we continue to evaluate this new guidance, we currently do not expect DIG Issue C20 to have a material impact on our financial statements.

In May 2003, the FASB ratified EITF 01-8, “Determining Whether an Arrangement Contains a Lease.”  This issue provides guidance for determining whether an arrangement contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases.”   Under EITF 01-8, an arrangement contains a lease if the specific property, plant or equipment has been explicitly or implicitly identified and the arrangement conveys to the purchaser the right to use the property, plant or equipment as defined in this issue.  For us, the new guidance is effective for arrangements committed to or modified after June 30, 2003.  We currently do not expect EITF 01-8 to have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This statement requires that an issuer classify certain financial instruments, which were previously classified as equity, as liabilities (or assets in some circumstances).  This statement was effective immediately for financial instruments entered into or modified after May 31, 2003 and otherwise is effective for all other financial instruments beginning July 1, 2003. While we continue to evaluate this new guidance, we currently do not expect SFAS No. 150 to have a material impact on our financial statements.

In November 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  EITF 00-21 specifically addresses how to determine whether an arrangement has identifiable, separable revenue-generating activities.  EITF 00-21 does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention.  For us, EITF 00-21 is effective for revenue arrangements entered into after June 30, 2003.  We currently do not expect EITF 00-21 to have a material impact on our financial statements.

In 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), “Accounting for Certain Costs Related to Property, Plant, and Equipment.”  This proposed SOP would create a project timeline framework for capitalizing costs related to property, plant and equipment construction.  It would require that property, plant and equipment assets be accounted for at the component level and require administrative and general costs incurred in support of capital projects to be expensed in the current period.  We are waiting for further guidance from the FASB and the AICPA on the timing of the final guidance.

See the following Notes for other new accounting standards:

•                                          Note 9 for a new interpretation (FIN No. 46) related to VIEs;

•                                          Note 10 for a new EITF issue (EITF 02-3) related to accounting for energy trading contracts;

•                                          Note 13 for a new accounting standard (SFAS No. 143) on asset retirement obligations;

•                                          Note 15 for a new accounting standard (SFAS No. 148) on stock-based compensation; and

•                                          Note 17 for a new interpretation (FIN No. 45) on guarantees.

9.             Variable Interest Entities

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 requires that we consolidate a VIE if we have a majority of the risk of loss from the VIE’s activities or we are entitled to receive a majority of the VIE’s residual returns or both.  A VIE is a corporation, partnership, trust or any other legal structure that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN No. 46 is effective immediately for any VIE created after January 31, 2003 and is effective July 1, 2003 for VIEs created before February 1, 2003.  We currently do not expect FIN No. 46 to have a material impact on our financial statements.

In 1986, APS entered into agreements with three separate SPE lessors in order to sell and lease back interests in Palo Verde Unit 2.  The leases are accounted for as operating leases in accordance with GAAP.  While we continue to evaluate the guidance, we currently do not expect that we will be required to consolidate the Palo Verde SPEs under FIN No. 46.

APS is exposed to losses under the Palo Verde sale-leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event had occurred as of June 30, 2003, APS would have been required to assume approximately $268 million of debt and pay the equity participants approximately $200 million.

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

For the twelve months ended June 30, 2002, we recorded a $12 million after tax charge in net income and a $8 million after tax credit in common stock equity (as a component of other comprehensive income (loss)), both as cumulative effects of a change in accounting for derivatives, as required by SFAS No. 133.  The charge primarily resulted from electricity option contracts.  The credit resulted from unrealized gains on cash flow hedges.

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

The mark-to-market related to our risk management and trading activities are presented in two categories, consistent with our business segments:

•                                          System - non-trading derivative instruments that hedge our purchases and sales of electricity and fuel for APS’ Native Load requirements of our regulated electricity business segment; and

•                                          Marketing and Trading - both non-trading and trading derivative instruments of our competitive business segment.

The changes in derivative fair value of our system positions included in the Condensed Consolidated Statements of Income for the three, six and twelve months ended June 30, 2003 and 2002 are comprised of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2003	2002	2003	2002	2003	2002
Gains (losses) on the ineffective portion of derivatives qualifying for hedge accounting (a)	$4,329	$4,471	$7,107	$1,923	$16,381	$(263)
Losses from the discontinuance of cash flow hedges	—	—	—	(45)	(8,776)	(1,870)
Gains (losses) from non-hedge derivatives	948	(724)	841	(1,579)	(1,903)	(954)
Prior period mark-to-market losses (gains) realized upon delivery of commodities	(5,989)	2,209	4,454	6,022	6,437	25,491
Total pretax gain (loss)	$(712)	$5,956	$12,402	$6,321	$12,139	$22,404

(a)                                  Time value component of options excluded from assessment of hedge effectiveness.

As of June 30, 2003, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is approximately six years.  During the twelve months ending June 30, 2004, we estimate that a net gain of $14 million before income taxes will be reclassified from accumulated other comprehensive loss as an offset to the effect on earnings of market price changes for the related hedged transactions.

The following table summarizes our assets and liabilities from risk management and trading activities at June 30, 2003 and December 31, 2002 (dollars in thousands):

June 30, 2003

	Current Assets (a)	Investments (a)	Current Liabilities	Other Liabilities	Net Asset/ (Liability)
Mark-to-Market:
Marketing and Trading	$94,186	$158,604	$(74,670)	$(93,338)	$84,782
System	90,243	17,601	(86,376)	(18,543)	2,925
Emission Allowances — at cost	—	41,495	—	(24,409)	17,086
Total	$184,429	$217,700	$(161,046)	$(136,290)	$104,793

(a)                 We have risk management and trading contracts with many counterparties, including one counterparty for which a worst case exposure represents approximately 19% of our $402 million of risk management and trading assets as of June 30, 2003.

December 31, 2002

	Current Assets	Investments	Current Liabilities	Other Liabilities	Net Asset/ (Liability)
Mark-to-Market:
Marketing and Trading	$61,142	$121,189	$(50,510)	$(74,841)	$56,980
System	41,522	6,971	(60,819)	(36,678)	(49,004)
Emission allowances — at cost	—	63,594	—	(36,381)	27,213
Total	$102,664	$191,754	$(111,329)	$(147,900)	$35,189

Cash or collateral may be required to serve as collateral against our open positions on certain energy-related contracts.  Collateral provided is $5 million at June 30, 2003 and at December 31, 2002 and is included in investments and other assets on the Condensed Consolidated Balance Sheet.  Collateral held is $42 million at June 30, 2003 and $22 million at December 31, 2002 and is included in other liabilities on the Condensed Consolidated Balance Sheet.

11.           Comprehensive Income

Components of comprehensive income for the three, six and twelve months ended June 30, 2003 and 2002, are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2003	2002	2003	2002	2003	2002

Net income	$56,142	$75,365	$81,440	$129,122	$101,726	$314,981
Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax	29	(1,835)	60	(1,835)	(68,402)	(2,801)
Cumulative effect of a change in accounting for derivatives, net of tax	—	—	—	—	—	7,801
Unrealized gain on derivative instruments, net of tax (a)	31,766	1,386	47,571	28,213	63,298	16,660
Reclassification of realized (gain) loss to income, net of tax (b)	509	736	(3,841)	1,725	(5,928)	(6,211)
Total other comprehensive income (loss)	32,304	287	43,790	28,103	(11,032)	15,449
Comprehensive income	$88,446	$75,652	$125,230	$157,225	$90,694	$330,430

(a)                                  These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and gas requirements to serve Native Load.

(b)                                 These amounts primarily include the reclassification of unrealized gains and losses to realized for contracted commodities delivered during the period.

12.           Commitments and Contingencies

California Energy Market Issues and Refunds in the Pacific Northwest

In July 2001, the FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame.  This order calls for a hearing, with findings of fact due to the FERC after the CAISO and PX provide necessary historical data.  The FERC directed an ALJ to make findings of fact with respect to: (1) the mitigated price in each hour of the refund period; (2) the amount of refunds owed by each supplier according to the methodology established in the order; and (3) the amount currently owed to each supplier (with separate quantities due from each entity) by the CAISO, the California Power Exchange, the investor-owned utilities and the State of California.

APS was a seller and a purchaser in the California markets at issue, and to the extent that refunds are ordered, APS should be a recipient as well as a payor of such amounts.  On December 12, 2002, an ALJ issued Proposed Findings of Fact with respect to the refunds.  On March 26, 2003, the FERC adopted the great majority of the proposed findings, revising only the calculation of natural gas prices for the final determination of mitigated prices in the California markets.  Sellers who may actually have paid more for natural gas than the proxy prices adopted by the FERC are required  to submit necessary data to the FERC, after which a technical conference will be held.  Finalization of refund calculations is expected by the end of 2003.  Subsequent to the foregoing refund decision by the FERC, the California parties filed a request for rehearing asking the FERC to expand the time period and transactions covered by the refund proceeding and provide for approximately $3 billion in additional refunds relating to sales by all sellers in the California markets.  APS does not anticipate material changes in its exposure and still believes, subject to the finalization of the revised proxy prices, that it will be entitled to a net refund.

On November 20, 2002, the FERC reopened discovery in these proceedings pursuant to instructions of the United States Court of Appeals for the Ninth Circuit that the FERC permit parties to offer additional evidence of potential market manipulation for the period January 1, 2000 through June 20, 2001.  Parties submitted additional evidence and proposed findings, which the FERC continues to consider.  On a parallel track, in March 2003, FERC made public a final report on price manipulation in Western markets, prepared by its staff and covering spot markets in the West in 2000 and 2001.  The report stated that a significant number of entities who participated in the California markets during the 2000 to 2001 time period, including APS, may potentially have been involved in arbitrage transactions that allegedly violated certain provisions of the CAISO tariff.  The report also recommended that the FERC issue an order to show cause why these transactions did not violate the CAISO tariff with potential disgorgement of any unjust profits.

On June 25, 2003, the FERC issued an order finding that certain identified entities appear to have potentially participated in activities that constitute gaming and/or anomalous market behavior in violation of the CAISO’s and PX’s tariffs during the period of January 1, 2000 to June 20, 2001.  The FERC directed the CAISO, within 21 days of the date of the order to provide the identified entities with all of the specific transaction data for each of the specified potential gaming practices, and directed the identified entities to file responses within 45 days thereafter, absent a settlement.  The FERC also established a hearing proceeding to be held before an ALJ for the identified entities to show cause, why they should not be found to have engaged in gaming practices in violation of the CAISO and PX tariffs.  APS was named as an identified entity in this order because of evidence of possible use of “paper trading” (the buy back of ancillary services) and “false import” (ricochet or megawatt laundering) strategies.  The show cause submissions are due to the FERC on September 2, 2003.  Based on its review of the allegations, as outlined in the terms of the order, APS believes that it was not improperly engaged in any of the identified gaming practices.

Also in June 2003, the FERC initiated an investigation of all bids in the CAISO and PX markets above $250 per MWh during the period May 1, 2000 through October 1, 2000.  The FERC Office of Market Oversight and Investigations has issued data requests and is required to report back to the FERC by year-end 2003.  Although APS bid over $250 per MWh during the time period in question, APS believes that its bids were not improper.

With regard to the Pacific Northwest, the FERC, in 2001, ordered an evidentiary proceeding to discuss and evaluate possible refunds.  The FERC required that the record establish the volume of the transactions, the identification of the net sellers and net buyers, the price and terms and conditions of the sales contracts and the extent of potential refunds.  On September 24, 2001, an ALJ concluded that prices in the Pacific Northwest during the period December 25, 2000 through June 20, 2001 were the result of a number of factors in addition to price signals from the California markets, including the shortage of supply, excess demand, drought and increased natural gas prices.  Under these circumstances, the ALJ ultimately concluded that the prices in the Pacific Northwest were not unreasonable or unjust and refunds should not be ordered in this proceeding. On December 19, 2002, the FERC opened a new discovery period to permit the parties to offer additional evidence for the period January 1, 2000 through June 20, 2001.  Additional evidence was submitted in March 2003.  In June 2003, the FERC issued a final order terminating this proceeding without refunds.  Certain parties have sought rehearing of the FERC’s final order.

Although the FERC has not calculated the specific refund amounts due in California, concluded newly established investigations of behavior in the Western markets, or ruled upon the requests for rehearing in the Pacific Northwest cases, we do not expect that the resolution of these issues will have a material adverse impact on our financial position, results of operations or liquidity.

SCE and PG&E have publicly disclosed that their liquidity has been materially and adversely affected because of, among other things, their inability to pass on to ratepayers the prices each has paid for energy and ancillary services procured through the PX and the CAISO.  PG&E filed for bankruptcy protection in 2001.

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

In the second quarter of 2002, PG&E filed its Modified Second Amended Disclosure Statement and the CPUC filed its Alternative Plan of Reorganization.  Both plans generally indicated that PG&E would, at the close of bankruptcy proceedings, be able to pay in full all outstanding, undisputed debts.  As a result of these developments, the probable range of our total exposure is approximately zero to $27 million before income taxes, and our best estimate of the probable loss is now approximately $6 million before income taxes.  Consequently, we reversed $4 million of the $10 million reserve in the second quarter of 2002.  We cannot predict with certainty, however, the impact that any future resolution or attempted resolution, of the California energy market situation may have on us, our subsidiaries or the regional energy market in general.

California Energy Market Litigation  On March 19, 2002, the State of California filed a complaint with the FERC alleging that wholesale sellers of power and energy, including the Company, failed to properly file rate information at the FERC in connection with sales to California from 2000 to the present.  State of California v. British Columbia Power Exchange et al., Docket No. EL02-71-000.  The complaint requests the FERC to require the wholesale sellers to refund any rates that are “found to exceed just and reasonable levels.”  This complaint has been dismissed by the FERC and the State of California is now appealing the matter to the Ninth Circuit Court of Appeals.  In addition, the State of California and others have filed various claims, which have now been consolidated, against several power suppliers to California alleging antitrust violations.  Wholesale Electricity Antitrust Cases I and II, Superior Court in and for the County of San Diego, Proceedings Nos. 4204-00005 and 4204-00006.  Two of the suppliers who were named as defendants in those matters, Reliant Energy Services, Inc. (and other Reliant entities) and Duke Energy and Trading, LLP (and other Duke entities), filed cross-claims against various other participants in the PX and CAISO markets, including APS, attempting to expand those matters to such other participants.  APS has not yet filed a responsive pleading in the matter, but APS believes the claims by Reliant and Duke as they relate to APS are without merit.

APS was also named in a lawsuit regarding wholesale contracts in California.  James Millar, et al. v. Allegheny Energy Supply, et al., United States District Court in and for the District of Northern California, Case No. C02-2855 EMC.  The complaint alleges basically that the contracts entered into were the result of an unfair and unreasonable market.  The PX has filed a lawsuit against the State of California regarding the seizure of forward contracts and the State has filed a cross complaint against APS and numerous other PX participants.  Cal PX v. The State of California Superior Court in and for the County of Sacramento, JCCP No. 4203.  Various preliminary motions are being filed and we cannot currently predict the outcome of this matter.  The “United States Justice Foundation” is suing numerous wholesale energy contract suppliers to California, including us, as well as the California Department of Water Resources, based upon an alleged conflict of interest arising from the activities of a consultant for Edison International who also negotiated long-term contracts for the California Department of Water Resources.  McClintock, et al. v. Yudhraja, Superior Court in and for the County of Los Angeles, Case No. GC 029447.  The California Attorney General has indicated that an investigation by his office did not find evidence of improper conduct by the consultant.  We believe the claims against APS and us in the lawsuits mentioned in this paragraph are without merit and will have no material adverse impact on our financial position, results of operations or liquidity.

The Citizens Power Service Agreement

                APS has a long history of contractual relations with Citizens relating to providing electricity and ancillary services to the utility in Arizona owned by Citizens.  Under the current power sale agreement, we  provide for deliveries of electricity and ancillary services through May 31, 2008.  On August 11, 2003, Citizens sold its Arizona utility to a subsidiary of UniSource, UNS Electric, Inc. (“UNS Electric”). In connection with that sale, the above referenced power sale agreement was amended and assigned to UNS Electric.  The Company does not expect any potential claims relating to the agreement and/or any prior related agreements, including as to any claims previously raised by Citizens, to have a material adverse impact on its financial statements.

El Dorado’s Investment in NAC

Through our unregulated wholly-owned subsidiary, El Dorado, we own a majority interest in NAC, a company that develops, markets and contracts for the manufacture of cask designs for spent nuclear fuel storage and transportation.  Prior to the third quarter of 2002, our investment in NAC was accounted for under the equity method and our share of NAC’s earnings and losses was recorded in other income or expense in our Condensed Consolidated Statements of Income.  Beginning in the third quarter of 2002, we fully consolidated NAC’s financial statements after acquiring a controlling interest in NAC as a result of increased voting representation on NAC’s Board of Directors.  During the second and third quarters of 2002, we recorded cumulative losses of approximately $21 million before tax ($13 million after tax) related to NAC, primarily as a result of expected losses under contracts with two customers, including a contract between NAC and Maine Yankee Atomic Power Company (Maine Yankee).

On January 15, 2003, Maine Yankee notified NAC of its intention to terminate its contract with NAC.  We recorded additional NAC losses of approximately $38 million before tax ($23 million after tax) in the fourth quarter of 2002, the substantial majority of which related to the termination of the Maine Yankee contract.  As a result, in 2002, we recorded NAC losses of approximately $59 million before tax ($35 million after tax).

On March 4, 2003, Maine Yankee filed suit against Pinnacle West, NAC and a surety company in federal court in Portland, Maine.  Maine Yankee Atomic Power Company v. United States Fire Insurance Company, Civil Action Docket No. 03-58-PC, United States District Court, District of Maine.  The lawsuit and a related arbitration proceeding initiated by NAC were dismissed in April 2003 as part of a settlement among the parties.  We reversed $5 million of loss reserves in the first quarter of 2003 related to NAC’s contract settlement.  We believe we have reserved our exposure with respect to NAC’s contracts in all material respects and, as a result, we consider these charges non-recurring.  We do not expect material losses for the year 2003 related to NAC.

Natural Gas Supply

APS and Pinnacle West Energy purchase the majority of their natural gas requirements for their gas-fired plants under contracts with a number of natural gas suppliers.  APS’ and Pinnacle West Energy’s natural gas supply is transported pursuant to a firm, full requirements transportation service agreement with El Paso Natural Gas Company.  The transportation agreement features a 10-year rate moratorium established in a comprehensive rate case settlement entered into in 1996.

On July 9, 2003 the FERC issued an order that alters the existing contractual obligations and the rights of parties to the 1996 settlement.  Most importantly, the July 9 order requires the conversion of all firm, full requirements contracts to contract demand contracts effective September 1, 2003.  This conversion will impact all full requirements contract holders by placing additional limitations on their ability to nominate firm transportation capacity.  In order for APS to meet its natural gas supply and capacity requirements, APS must make market purchases, which APS expects to increase costs by approximately $5 million per year for natural gas supply and by approximately $14 million per year for capacity, both of which amounts are reflected in the Company’s budgets.  APS and Pinnacle West Energy have sought appellate review of the FERC's July 9 order, on the grounds that the FERC decision to abrogate the full requirements contracts is arbitrary and capricious and is not supported by substantial evidence.  Arizona Public Service Company and Pinnacle West Energy Corporation v. Federal Energy Regulatory Commission, United States Court of Appeals for the District of Columbia Circuit, No. 03-1206.  This petition for review was consolidated with a petition filed by the ACC and other full requirements contract holders.  We are continuing to analyze the market to determine the most favorable source and method of meeting our natural gas requirements.

13.           Asset Retirement Obligations

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets.  The standard requires that these liabilities be recognized at fair value as incurred and capitalized as part of the related tangible long-lived assets.  Accretion of the liability due to the passage of time is an operating expense and the capitalized cost is depreciated over the useful life of the long-lived asset.  Prior to January 1, 2003 we accrued asset retirement obligations over the life of the related asset through depreciation expense.

APS has asset retirement obligations for its Palo Verde nuclear facilities and certain other generation, transmission and distribution assets.  The Palo Verde asset retirement obligation primarily relates to final plant decommissioning.  This obligation is based on the NRC’s requirements for disposal of radiated property or plant and agreements APS reached with the ACC for final decommissioning of the plant.  The non-nuclear generation asset retirement obligations primarily relate to requirements for removing portions of those plants at the end of the plant life or lease term.  Some of APS' transmission and distribution assets have asset retirement obligations because they are subject to right of way and easement agreements that require final removal.  These agreements have a history of uninterrupted renewal that APS expects will continue for the foreseeable future.  As a result, APS cannot reasonably estimate the fair value of the asset retirement obligation related to such distribution and transmission assets.  The asset retirement obligations associated with our non-regulated assets are immaterial.

On January 1, 2003, APS recorded a liability of $219 million for its asset retirement obligations, including the accretion impacts; a $67 million increase in the carrying amount of the associated assets; and a net reduction of $192 million in accumulated depreciation related primarily to the reversal of previously recorded accumulated decommissioning and other removal costs related to these obligations.  Additionally, APS recorded a net regulatory liability of $40 million for the asset retirement obligations related to its regulated assets.  This regulatory liability represents the difference between the amount currently being recovered in regulated rates and the amount calculated under SFAS No. 143.  APS believes it can recover in regulated rates the transition costs and ongoing current period costs calculated in accordance with SFAS No. 143.  The adoption of SFAS No. 143 did not have a material impact on our net income for the quarters ended March 31, 2003 and June 30, 2003.

In accordance with SFAS No. 71, APS will continue to accrue for removal costs for its regulated assets, even if there is no legal obligation for removal.  At June 30, 2003, accumulated depreciation shown on our Condensed Consolidated Balance Sheets included approximately $379 million of estimated future removal costs that are not considered legal obligations.

The following schedule shows the change in our asset retirement obligations during the six-month period ended June 30, 2003 (dollars in millions):

Balance at January 1, 2003	$219
Changes attributable to:
Liabilities incurred	—
Liabilities settled	—
Accretion expense	8
Estimated cash flow revisions	—
Balance at June 30, 2003	$227

The following schedule shows the change in our pro forma liability for the years ended December 31, 2002 and 2001, as if we had recorded an asset retirement obligation based on the guidance in SFAS No. 143 (dollars in millions):

	2002	2001
Balance at beginning of year	$204	$190
Accretion expense	15	14
Balance at end of year	$219	$204

The pro forma effects on net income for 2002 and 2001 are immaterial.

To fund the costs APS expects to incur to decommission the plant, APS established external decommissioning trusts in accordance with NRC regulations.  APS invests the trust funds primarily in fixed income securities and domestic stock and classifies them as available for sale. The following table shows the cost and fair value of APS’ nuclear decommissioning trust fund assets which are reported in investments and other assets on the Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002 (dollars in millions):

	June 30, 2003	December 31, 2002
Trust fund assets — at cost
Fixed income securities	$116	$113
Domestic stock	73	68
Total	$189	$181

Trust fund assets — at fair value
Fixed income securities	$117	$117
Domestic stock	89	77
Total	$206	$194

14.           Intangible Assets

The Company’s gross intangible assets (which are primarily software) were $241 million at June 30, 2003 and $214 million at December 31, 2002.  The increase in gross intangible assets is primarily new software.  The related accumulated amortization was $118 million at June 30, 2003 and $104 million at December 31, 2002.  Amortization expense for the three months ended June 30 was $7 million in 2003 and $5 million in 2002. Amortization expense for the six months ended June 30 was $14 million in 2003 and $9 million in 2002.  Amortization expense for the twelve months ended June 30 was $26 million in 2003 and $21 million in 2002.  Estimated amortization expense on existing intangible assets over the next five years is $28 million in 2003, $27 million in 2004, $26 million in 2005, $23 million in 2006 and $16 million in 2007.

15.           Stock-Based Compensation

In 2002, we began applying the fair value method of accounting for stock-based compensation, as provided for in SFAS No. 123, “Accounting for Stock-Based Compensation.”  In accordance with the transition requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we applied the fair value method prospectively, beginning with 2002 stock grants.  In prior years, we recognized stock compensation expense based on the intrinsic value method allowed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”

The following chart compares our net income, stock compensation expense and earnings per share for the three, six and twelve months ended June 30, 2003 and 2002 to what those items would have been if we had recorded stock compensation expense based on the fair value method for all stock grants through June 30, 2003 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2003	2002	2003	2002	2003	2002
Net Income:
As reported	$56,142	$75,365	$81,440	$129,122	$101,726	$314,981
Pro forma (fair value method)	55,852	74,993	80,850	128,379	100,484	313,092
Stock compensation expense (net of tax):
As reported	375	—	528	—	828	—
Pro forma (fair value method)	290	372	590	743	1,242	1,889

Earnings per share — basic:
As reported	$0.62	$0.89	$0.89	$1.52	$1.15	$3.72
Pro forma (fair value method)	$0.61	$0.88	$0.89	$1.51	$1.14	$3.69
Earnings per share — diluted:
As reported	$0.61	$0.89	$0.89	$1.52	$1.15	$3.71
Pro forma (fair value method)	$0.61	$0.88	$0.88	$1.51	$1.14	$3.69

16.           Other Income and Other Expense

The following table provides detail of other income and other expense for the three, six and twelve months ended June 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2003	2002	2003	2002	2003	2002
Other income:
Environmental insurance recovery	$—	$—	$—	$—	$—	$1,402
Investment gains — net	—	—	1,213	—	—	—
Interest income	1,136	693	1,763	1,886	4,170	6,306
SunCor joint venture earnings	1,288	2,321	4,532	3,237	8,572	6,106
Miscellaneous	274	973	845	1,990	2,195	2,416
Total other income	$2,698	$3,987	$8,353	$7,113	$14,937	$16,230

Other expense:
Investment losses — net (a)	$(66)	$(6,075)	$—	$(4,359)	$(5,107)	$(5,269)
Non-operating costs — SunCor	—	—	—	—	—	(7,000)
Non-operating costs(b)	(4,112)	(6,156)	(7,784)	(9,163)	(17,012)	(20,537)
Miscellaneous	(979)	(789)	(1,504)	(2,552)	(3,537)	(340)
Total other expense	$(5,157)	$(13,020)	$(9,288)	$(16,074)	$(25,656)	$(33,146)

(a)                                  Primarily related to El Dorado’s investment in NAC in 2002 (see Note 12).

(b)                                 As defined by the FERC, includes below-the-line non-operating utility costs (primarily community relations and environmental compliance).

17.           Guarantees

On January 1, 2003 we adopted FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees.  It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure provisions are effective for the year ended December 31, 2002.  The initial recognition and measurement provisions of FIN No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002.

We have issued parental guarantees and letters of credit and obtained surety bonds on behalf of our unregulated subsidiaries.  Our parental guarantees related to Pinnacle West Energy primarily consist of equipment and performance guarantees related to our generation construction program, transmission service guarantees for West Phoenix Units 4 and 5 and long-term service agreement guarantees for new power plants.  Our credit support instruments enable APS Energy Services to provide commodity energy and energy-related products and enable El Dorado to support the activities of NAC.  SunCor has a debt guarantee on behalf of an affiliated joint venture.  Non-performance or payment under the original contract by our unregulated subsidiaries would require us to perform under the guarantee or surety bond.  No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s guarantees on behalf of its subsidiaries.  Our guarantees have no recourse (except NAC) or collateral provisions to allow us to recover amounts paid under the guarantee.  The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at June 30, 2003 are as follows (dollars in millions):

	Guarantees		Surety Bonds		Letters of Credit
	Amount	Term (in years)	Amount	Term (in years)	Amount	Term (in years)
Parental:
Pinnacle West Energy	$103	1 to 2	$—		$36	1 to 2
APS Energy Services	74	1 to 2	47	2	—
El Dorado (all NAC)	44	1 to 3	—		3	1
SunCor guarantees	34	1	—		—
Total	$255		$47		$39

At June 30, 2003, we had entered into approximately $36 million of letters of credit which support various construction agreements.  These letters of credit expire in 2003 and 2004. We have approximately $4 million of letters of credit related to worker's compensation expiring in 2004.  We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.

APS has entered into various agreements that require letters of credit for financial assurance purposes.  At June 30, 2003, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million.  The letters of credit are available to fund the payment of principal and interest of such debt obligations.  These letters of credit have expiration dates in 2003.  APS has also entered into approximately $113 million of letters of credit to support certain equity lessors in the Palo Verde sale-leaseback transactions.  These letters of credit expire in 2005.  Additionally, APS has approximately $5 million of letters of credit related to counterparty collateral requirements expiring in 2003.  APS intends to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.

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

18.           Earnings Per Share

The following table presents earnings per weighted average common share outstanding for the three, six and twelve months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30
	2003	2002	2003	2002	2003	2002
Basic earnings per share:
Income from continuing operations	$0.60	$0.81	$0.82	$1.44	$1.81	$3.78
Income from discontinued operations	0.02	0.08	0.07	0.08	0.09	0.08
Cumulative effect of a change in accounting for derivatives	—	—	—	—	—	(0.14)
Cumulative effect of a change in accounting for trading activities	—	—	—	—	(0.75)	—
Earnings per share — basic	$0.62	$0.89	$0.89	$1.52	$1.15	$3.72

Diluted earnings per share:
Income from continuing operations	$0.60	$0.81	$0.82	$1.44	$1.80	$3.77
Income from discontinued operations	0.01	0.08	0.07	0.08	0.09	0.08
Cumulative effect of a change in accounting for derivatives	—	—	—	—	—	(0.14)
Cumulative effect of a change in accounting for trading activities	—	—	—	—	(0.74)	—
Earnings per share — diluted	$0.61	$0.89	$0.89	$1.52	$1.15	$3.71

The following table reconciles weighted-average common shares outstanding — basic to weighted-average common shares outstanding — diluted that are used in the earnings per share calculation in the Condensed Consolidated Statements of Income for the three, six and twelve months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2003	2002	2003	2002	2003	2002
Weighted-average common shares outstanding — basic	91,258	84,794	91,257	84,769	88,121	84,734
Dilutive shares	192	132	145	141	155	154
Weighted-average common shares outstanding — diluted	91,450	84,926	91,402	84,910	88,276	84,888

Options to purchase 1,784,168 shares for the three month period ended June 30, 2003, 2,026,228 shares for the six month period ended June 30, 2003 and 2,064,575 shares for the twelve month period ended June 30, 2003 were outstanding but were not included in the computation of earnings per share because the options’ exercise prices were greater than the average market price of the common shares.  Options to purchase shares of common stock that were not included in the computation of diluted earnings per share were 1,070,045 shares for the three months ended June 30, 2002, 1,072,572 shares for the six months ended June 30, 2002 and 928,152 shares for the twelve months ended June 30, 2002.

19.           Real Estate Activities — Discontinued Operations

On January 1, 2002 we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Among other things, SFAS No. 144 prescribes accounting for discontinued operations and defines certain real estate activities as discontinued operations.

In the first quarter of 2003, SunCor sold its water utility company, which resulted in an after tax gain of $5 million ($8 million pretax).  The gain on the sale and operating income in the current and prior periods are classified as discontinued operations on our Condensed Consolidated Statements of Income.

In the second quarter of 2002, SunCor sold a retail center, but maintained a significant continuing involvement through a management contract.  In the first quarter of 2003, this management contract was canceled.  As a result, the gain on the 2002 sale and the operating income related to this property have been reclassified as discontinued operations.  The income from discontinued operations in the three, six and twelve months ended June 30, 2002 primarily reflects this sale.

The following chart provides a summary of SunCor’s earnings (after income taxes) for the three, six and twelve months ended June 30, 2003 and the comparable prior year periods (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2003	2002	2003	2002	2003	2002
Income from continuing operations	$2	$2	$4	$3	$10	$6
Income from discontinued operations	1	6	6	7	8	7
Net income	$3	$8	$10	$10	$18	$13

                The following table provides SunCor's revenue and income before taxes related to properties classified as discontinued operations for the three, six, and twelve months ended June 30, 2003 and the comparable prior year periods (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2003	2002	2003	2002	2003	2002
Revenue	$2	$25	$57	$27	$66	$27
Income before taxes	$2	$11	$11	$12	$14	$12

PINNACLE WEST CAPITAL CORPORATION

Item 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

In this Item, we explain the results of operations, general financial condition and outlook for Pinnacle West and our subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor and El Dorado, including:

•                                          the changes in our earnings for the three, six and twelve months ended June 30, 2003 and 2002;

•                                          our capital needs, liquidity and capital resources;

•                                          our business outlook and major factors that affect our financial outlook (see Note 5 and “Business Outlook” below); and

•                                          our management of market risks.

We suggest this section be read along with the 2002 10-K and the March 2003 10-Q.  Throughout this Item, we refer to specific “Notes” in the Notes to Condensed Consolidated Financial Statements in this report.  These Notes add further details to the discussion.  Operating statistics for the three, six and twelve months ended June 30, 2003 and 2002 are available on our website (www.pinnaclewest.com) and in our Current Report on Form 8-K dated June 30, 2003.

Overview of Our Business

The Company owns all of the outstanding common stock of APS.  APS is an electric utility that provides either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of the Tucson metropolitan area and about one-half of the Phoenix metropolitan area.  Electricity is delivered through a distribution system owned by APS.  APS also generates, sells and delivers electricity to wholesale customers in the western United States. APS does not distribute any products.  The marketing and trading segment sells, in the wholesale market, APS and Pinnacle West Energy generation output that is not needed for APS’ Native Load, which includes loads for retail customers and traditional cost-of-service wholesale customers.  In early 2003, we moved our marketing and trading division from Pinnacle West to APS for future marketing and trading activities (existing wholesale contracts remain at Pinnacle West) as a result of the ACC’s Track A Order prohibiting the previously required transfer of APS’ generating assets to Pinnacle West Energy.

Our other major subsidiaries are:

•                                          Pinnacle West Energy, through which we conduct our competitive electricity generation operations;

•                                          APS Energy Services, which provides competitive commodity-related energy services (such as direct access commodity contracts, energy procurement and energy supply consultation) and energy-related products and services (such as energy master planning, energy use consultation and facility audits, cogeneration analysis and installation and project management) to commercial, industrial and institutional retail customers in the western United States;

•                                          SunCor, a developer of residential, commercial and industrial real estate projects in Arizona, New Mexico and Utah; and

•                                          El Dorado, which owns a majority interest in NAC (specializing in spent nuclear fuel technology) and holds miscellaneous small investments, including interests in Arizona community-based ventures.

Earnings Contributions By Subsidiary And Business Segment

We have three principal business segments (determined by products, services and the regulatory environment):

•                                          our regulated electricity segment, which consists of regulated traditional retail and wholesale electricity businesses and related activities and includes electricity generation, transmission and distribution;

•                                          our marketing and trading segment, which consists of our competitive energy business activities, including wholesale marketing and trading and APS Energy Services’ commodity-related energy services; and

•                                          our real estate segment, which consists of SunCor’s real estate development and investment activities.

The following tables summarize net income and segment details for the three, six and twelve months ended June 30, 2003 and the comparable prior periods for Pinnacle West and each of our subsidiaries (dollars in millions):

	Total		Regulated Electricity		Marketing and Trading		Real Estate (a)		Other
Three months ended June 30,	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Arizona Public Service (b)	$43	$64	$41	$64	$2	$—	$—	$—	$—	$—
Pinnacle West Energy (b)	2	1	2	1	—	—	—	—	—	—
APS Energy Services (c)	5	11	—	—	4	10	—	—	1	1
SunCor	2	2	—	—	—	—	2	2	—	—
El Dorado (c)	2	(3)	—	—	—	—	—	—	2	(3)
Parent company (c)	1	(6)	—	(4)	2	(1)	—	—	(1)	(1)
Income (loss) from continuing operations	55	69	43	61	8	9	2	2	2	(3)
Income from discontinued operations — net of tax	1	6	—	—	—	—	1	6	—	—
Net income (loss)	$56	$75	$43	$61	$8	$9	$3	$8	$2	$(3)

	Total		Regulated Electricity		Marketing and Trading		Real Estate (a)		Other
Six months ended June 30,	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Arizona Public Service (b)	$59	$96	$53	$96	$6	$—	$—	$—	$—	$—
Pinnacle West Energy (b)	8	2	8	2	—	—	—	—	—	—
APS Energy Services (c)	13	13	—	—	10	11	—	—	3	2
SunCor	4	3	—	—	—	—	4	3	—	—
El Dorado (c)	5	(3)	—	—	—	—	—	—	5	(3)
Parent company (c)	(14)	11	(12)	(5)	1	18	—	—	(3)	(2)
Income (loss) from continuing operations	75	122	49	93	17	29	4	3	5	(3)
Income from discontinued operations — net of tax	6	7	—	—	—	—	6	7	—	—
Net income (loss)	$81	$129	$49	$93	$17	$29	$10	$10	$5	$(3)

	Total		Regulated Electricity		Marketing and Trading		Real Estate (a)		Other (d)
Twelve months ended June 30,	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Arizona Public Service (b)	$162	$243	$156	$218	$6	$25	$—	$—	$—	$—
Pinnacle West Energy (b) (e)	(13)	19	(15)	19	2	—	—	—	—	—
APS Energy Services (c)	28	11	—	—	23	9	—	—	5	2
SunCor	10	6	—	—	—	—	10	6	—	—
El Dorado (c)	(47)	(3)	—	—	—	—	—	—	(47)	(3)
Parent company (c)	20	44	(15)	(6)	17	52	—	—	18	(2)
Income (loss) from continuing operations	160	320	126	231	48	86	10	6	(24)	(3)
Income from discontinued operations — net of tax	8	7	—	—	—	—	8	7	—	—
Cumulative effect of change in accounting — net of tax (f) (g)	(66)	(12)	—	—	(66)	(12)	—	—	—	—
Net income (loss)	$102	$315	$126	$231	$(18)	$74	$18	$13	$(24)	$(3)

(a)                                  See “Real Estate Activities” discussion below and Note 19.

(b)                                 Consistent with APS’ October 2001 ACC filing, APS entered into contracts with its affiliates to buy power through June 2003.  The contracts reflect a price based on the fully-dispatchable dedication of the Pinnacle West Energy generating assets to APS’ Native Load customers (customers receiving power under traditional cost-based rate regulation).  Beginning July 1, 2003, under the ACC Track B order, APS was required to solicit bids for certain estimated capacity and energy requirements.  Pinnacle West Energy bid on and entered into a contract to supply most of these purchase power requirements in summer months through September 2006.  See “Track B Order” in Note 5 for more information.

(c)                                  APS Energy Services’ net income prior to 2003 and El Dorado’s net income are primarily reported before income taxes.  The income tax expense or benefit for these subsidiaries was recorded at the parent company.

(d)                                 Primarily includes activities related to El Dorado in the twelve months ended June 30, 2003, principally El Dorado’s investment in NAC.  For the twelve months ended June 30, 2003, we recorded a pretax loss of $47 million related to NAC contracts with two customers.  See Note 12.

(e)                                  In the fourth quarter of 2002, Pinnacle West Energy recorded a charge related to the cancellation of Redhawk Units 3 and 4 of approximately $30 million after income taxes ($49 million pretax).

(f)                                    We recorded a $66 million after tax charge as of October 1, 2002 for the cumulative effect of a change in accounting for trading activities, for the early adoption of EITF 02-3.

(g)                                 APS recorded a $12 million after tax charge in July 2001 for the cumulative effect of a change in accounting for derivatives related to the adoption of SFAS No. 133.

Results of Operations

General

Throughout the following explanations of our results of operations, we refer to “gross margin.”  With respect to our regulated electricity segment and our marketing and trading segment, gross margin refers to electric operating revenues less purchased power and fuel costs.  Our real estate segment gross margin refers to real estate revenues less real estate operations costs of SunCor.  Other gross margin refers to other operating revenues less other operating expenses, which includes El Dorado’s investment in NAC, which we began consolidating in our financial statements in July 2002.  Other gross margin also includes amounts related to APS Energy Services’ energy consulting services.

Operating Results — Three-month period ended June 30, 2003 compared with three-month period ended June 30, 2002

Our consolidated net income for the three months ended June 30, 2003 was $56 million compared with $75 million for the prior year.  The period-to-period decrease of $19 million was primarily due to (amounts after tax):

•                                          $13 million of higher purchased power and fuel costs primarily due to higher hedged gas and power prices;

•                                          $5 million of higher depreciation, operations and maintenance and net interest expense, net of decreased purchased power costs and increased generation sales other than Native Load, related to new power plants in service;

•                                          $5 million of lower SunCor earnings contributions primarily due to the sale of a retail center in the prior year period which was reported as discontinued operations on the Condensed Consolidated Statements of Income, see “Real Estate Activities” below for further discussion;

•                                          a $4 million earnings decrease due to a retail electricity price reduction;

•                                          $4 million of higher operating costs primarily related to higher pension and other benefit costs;

•                                          $3 million of higher depreciation expense primarily related to increased plant assets in service; and

•                                          $1 million of miscellaneous factors, net.

The above decreases were partially offset by (amounts after tax):

•                                          $8 million of higher retail sales primarily due to customer growth, excluding weather effects;

•                                          $4 million of lower regulatory asset amortization; and

•                                          $4 million of higher income as a result of the absence of NAC losses in 2003.

For additional details, see the following discussion.

The major factors that increased (decreased) net income were as follows (dollars in millions)

Increase (Decrease)
Regulated electricity segment gross margin:
Increased purchased power and fuel costs primarily due to higher hedged gas and power prices	$(22)
Retail electricity price reduction effective July 1, 2002	(7)
Effects of weather on retail sales	(1)
Higher retail sales primarily due to customer growth, excluding weather effects	14
Decreased purchased power costs due to new power plants in service	6
Net decrease in regulated electricity segment gross margin	(10)
Marketing and trading segment gross margin:
Lower realized wholesale margins primarily due to lower unit margins, partially offset by higher volumes	(6)
Lower mark-to-market gains for future delivery due to lower market liquidity	(4)
Higher revenues related to the adoption of EITF 02-3	8
Increased competitive retail sales in California by APS Energy Services	2
Increase in generation sales other than Native Load due to higher sales volumes	1
Net increase in marketing and trading segment gross margin	1
Net decrease in regulated electricity and marketing and trading segments’ gross margins	(9)
Higher operations and maintenance expense related to increased pension and other benefit costs, new power plants in service and prior period reversal of APS Energy Services’ California reserve	(13)
Higher interest expense and lower capitalized interest related to new power plants in service	(7)
Higher depreciation and amortization primarily related to new power plants and increased plant assets, partially offset by lower regulatory asset amortization	(5)
Higher income primarily related to the absence of NAC losses in 2003	7
Miscellaneous items, net	3
Net decrease in income from continuing operations before income taxes	(24)
Lower income taxes primarily due to lower income	10
Net decrease in income from continuing operations	(14)
Decrease in income from discontinued operations related to SunCor — net of income tax (see “Real Estate Activities” below and Note 19)	(5)
Net decrease in net income	$(19)

Regulated Electricity Segment Gross Margin

Regulated electricity segment revenues related to our regulated retail and wholesale electricity businesses were $10 million higher in the three months ended June 30, 2003, compared with the same period in the prior year as a result of:

•                                          a $7 million decrease in retail revenues related to a reduction in retail electricity prices;

•                                          a $20 million increase in retail revenues related to customer growth, excluding weather effects;

•                                          a $2 million decrease in retail revenues related to weather; and

•                                          a $1 million net decrease due to other miscellaneous factors.

Regulated electricity segment purchased power and fuel costs were $20 million higher in the three months ended June 30, 2003, compared with the same period in the prior year as a result of:

•                                          a $22 million increase in purchased power and fuel costs primarily due to higher hedged gas and power prices;

•                                          a $6 million increase related to customer growth, excluding weather effects;

•                                          a $1 million decrease related to the effects of weather on retail sales;

•                                          a $6 million decrease in purchased power costs due to new power plants in service; and

•                                          a $1 million decrease due to other miscellaneous factors.

Marketing and Trading Segment Gross Margin

Marketing and trading segment revenues were $118 million higher in the three months ended June 30, 2003, compared with the same period in the prior year as a result of:

•                                          $77 million of higher realized wholesale revenues primarily due to higher volumes and higher prices;

•                                          $2 million in lower mark-to-market gains for future delivery primarily as a result of lower market liquidity;

•                                          $8 million of higher revenues related to the adoption of EITF 02-3;

•                                          a $17 million increase from higher competitive retail sales in California by APS Energy Services; and

•                                          an $18 million increase from generation sales other than Native Load primarily due to higher sales volumes and higher prices.

Marketing and trading segment purchased power and fuel costs were $117 million higher in the three months ended June 30, 2003, compared to the same period in the prior year as a result of:

•                                          an $83 million increase in purchased power costs related to other realized marketing activities in the current period primarily due to higher volumes and higher prices;

•                                          a $2 million increase in mark-to-market fuel costs for future delivery;

•                                          a $15 million increase in purchased power costs related to higher competitive retail sales in California by APS Energy Services; and

•                                          a $17 million increase in fuel costs related to generation sales other than Native Load primarily because of higher natural gas prices and higher sales volumes.

Other Income Statement Items

The increase in operations and maintenance expense of $13 million was due to increased pension and other benefit costs, new power plants in service, a prior period reversal of APS Energy Services’ California reserve and other costs.

Net interest expense increased $7 million primarily because of higher debt balances and lower capitalized interest related to our generation construction program, including completion of Redhawk Units 1 and 2 in mid-2002.

The increase in depreciation and amortization expense of $5 million primarily related to increased plant assets and new power plants, partially offset by lower regulatory asset amortization.

The increase in other gross margin of $2 million was primarily due to increased NAC gross margins.

The decrease in other expense of $8 million primarily related to the absence of NAC losses of $6 million in 2003 and lower other expenses.

The increase in real estate segment gross margin of $2 million was primarily due to higher home sales.  In addition, in the 2003 period, discontinued operations of $1 million after tax primarily related to SunCor’s sale of its water utility company.  In the 2002 period, discontinued operations of $6 million after tax primarily related to SunCor’s sale of a retail center (see “Real Estate Activities” below and Note 19).

Operating Results — Six-month period ended June 30, 2003 compared with six-month period ended June 30, 2002

Our consolidated net income for the six months ended June 30, 2003 was $81 million compared with $129 million for the prior year.  Both periods include income from discontinued operations related to our real estate segment.  The period-to-period decrease of $48 million was primarily due to (amounts after tax):

•                                          $20 million of lower earnings contributions from our marketing and trading activities, reflecting lower liquidity and higher price volatility in the wholesale power markets in the western United States, partially offset by higher revenues related to the adoption of EITF 02-3;

•                                          $16 million of higher depreciation, operations and maintenance and net interest expense, net of decreased purchased power costs and increased generation sales other than Native Load, related to new power plants in service;

•                                          $14 million of higher purchased power and fuel costs primarily due to higher hedged gas and power prices;

•                                          $8 million of higher operating costs primarily related to higher pension and other benefit costs;

•                                          a $7 million earnings decrease due to a retail electricity price reduction;

•                                          $7 million of higher depreciation expense related to increased plant assets in service;

•                                          $4 million from the effects of weather on retail sales; and

•                                          $6 million of miscellaneous factors, net.

The above decreases were partially offset by (amounts after tax):

•                                          $13 million of higher retail sales primarily due to customer growth, excluding weather effects;

•                                          $8 million of lower regulatory asset amortization;

•                                          $7 million related to the absence of NAC losses in 2003 and the current period settlement of an NAC contract dispute (see Note 12); and

•                                          $6 million in higher competitive retail sales in California by APS Energy Services.

For additional details, see the following discussion.

The major factors that increased (decreased) net income were as follows (dollars in millions):

Increase (Decrease)
Regulated electricity segment gross margin:
Increased purchased power and fuel costs primarily due to higher hedged gas and power prices	$(23)
Retail electricity price reduction effective July 1, 2002	(12)
Effects of milder weather on retail sales	(7)
Higher retail sales volumes due to customer growth, excluding weather effects	21
Decreased purchased power costs due to new power plants in service	3
Net decrease in regulated electricity segment gross margin	(18)
Marketing and trading segment gross margin:
Lower realized wholesale margins primarily due to lower unit margins, partially offset by higher volumes	(30)
Lower mark-to-market gains for future delivery due to lower market liquidity and higher price volatility	(18)
Higher revenues related to the adoption of EITF 02-3	16
Increased competitive retail sales in California by APS Energy Services	10
Increase in generation sales other than Native Load due to higher sales volumes	2
Net decrease in marketing and trading segment gross margin	(20)
Net decrease in regulated electricity and marketing and trading segments’ gross margins	(38)
Higher operations and maintenance expense related to increased pension and other benefit costs, new power plants in service and increased customer service costs	(28)
Higher interest expense and lower capitalized interest primarily related to new power plants in service	(14)
Higher depreciation and amortization primarily related to new power plants and increased plant assets, partially offset by lower regulatory asset amortization	(11)
Higher income primarily related to the absence of NAC losses in 2003 and NAC’s settlement of a contract dispute recorded in the first quarter of 2003	11
Miscellaneous factors, net	1
Net decrease in income from continuing operations before income taxes	(79)
Lower income taxes primarily due to lower income	32
Net decrease in income from continuing operations	(47)
Decrease in income from discontinued operations related to SunCor — net of income tax (see “Real Estate Activities” below and Note 19)	(1)
Net decrease in net income	$(48)

Regulated Electricity Segment Gross Margin

Regulated electricity segment revenues related to our regulated retail and wholesale electricity businesses were $15 million higher in the six months ended June 30, 2003, compared with the same period in the prior year as a result of:

•                                          a $4 million increase related to traditional wholesale sales as a result of higher sales volumes and higher prices;

•                                          a $12 million decrease in retail revenues related to a reduction in retail electricity prices;

•                                          a $13 million decrease in retail revenues related to milder weather;

•                                          a $34 million increase in retail revenues related to customer growth, excluding weather effects; and

•                                          a $2 million net increase due to other miscellaneous factors.

Regulated electricity segment purchased power and fuel costs were $33 million higher in the six months ended June 30, 2003, compared with the same period in the prior year as a result of:

•                                          a $4 million increase related to traditional wholesale sales as a result of higher sales volumes and higher prices;

•                                          a $23 million increase in purchased power and fuel costs primarily due to higher hedged gas and power prices;

•                                          a $6 million decrease related to the effects of milder weather on retail sales;

•                                          a $13 million increase related to customer growth, excluding weather effects;

•                                          a $3 million decrease in purchased power costs due to new power plants in service; and

•                                          a $2 million net increase due to other miscellaneous factors.

Marketing and Trading Segment Gross Margin

Marketing and trading segment revenues were $205 million higher in the six months ended June 30, 2003, compared with the same period in the prior year as a result of:

•                                          $19 million in lower mark-to-market gains for future delivery primarily as a result of lower market liquidity and higher price volatility;

•                                          $106 million of higher realized wholesale revenues primarily due to higher volumes;

•                                          $16 million of higher revenues related to the adoption of EITF 02-3;

•                                          a $48 million increase from higher competitive retail sales in California by APS Energy Services; and

•                                          a $54 million increase from generation sales other than Native Load primarily due to higher prices and higher sales volumes.

Marketing and trading segment purchased power and fuel costs were $225 million higher in the six months ended June 30, 2003, compared to the same period in the prior year as a result of:

•                                          a $1 million decrease in mark-to-market fuel costs for future delivery;

•                                          a $136 million increase in purchased power costs related to other realized marketing activities in the current period primarily due to higher volumes and higher prices;

•                                          a $38 million increase in purchased power costs related to higher competitive retail sales in California by APS Energy Services; and

•                                          a $52 million increase in fuel costs related to generation sales other than Native Load primarily because of higher natural gas prices and higher sales volumes.

Other Income Statement Items

The increase in operations and maintenance expense of $28 million was due to increased pension and other benefit costs, new power plants in service and increased customer service costs.

Net interest expense increased $14 million primarily because of higher debt balances and lower capitalized interest related to our generation construction program, including completion of Redhawk Units 1 and 2 in mid-2002.

The increase in depreciation and amortization expense of $11 million primarily related to new power plants and increased plant assets, partially offset by lower regulatory asset amortization.

The increase in other gross margin of $8 million was primarily due to NAC’s $5 million reversal of loss reserves related to the settlement of a contract (see Note 12).

The decrease in other expense of $7 million primarily related to prior period NAC losses (see Note 12).

Operating Results — Twelve-month period ended June 30, 2003 compared with twelve-month period ended June 30, 2002

Our consolidated net income for the twelve months ended June 30, 2003 was $102 million compared with $315 million for the prior year.  The period-to-period decrease of $213 million was primarily due to (amounts after tax):

•                                          a $66 million charge for the cumulative effect of a change in accounting for trading activities for the early adoption of EITF 02-3 on October 1, 2002;

•                                          $61 million of lower earnings contributions from our marketing and trading activities, reflecting lower liquidity and lower price volatility in the wholesale power markets in the western United States, partially offset by higher revenues related to the adoption of EITF 02-3;

•                                          $37 million of higher purchased power and fuel prices primarily due to higher hedged gas and power prices;

•                                          $34 million of higher operations and maintenance expenses related to the Redhawk Units 3 and 4 cancellation charge and 2002 severance costs, partially offset by lower generation reliability costs;

•                                          $25 million in losses related to our investment in NAC;

•                                          $19 million of higher depreciation, operations and maintenance and net interest expense, net of decreased purchased power costs and increased generation sales other than Native Load, related to new power plants in service;

•                                          a $16 million earnings decrease due to two retail electricity price reductions;

•                                          $14 million from the effects of milder weather on retail sales;

•                                          $12 million of depreciation expense related to increased plant assets in service;

•                                          $11 million of higher pension and other benefit costs; and

•                                          $3 million of miscellaneous factors, net.

The above decreases were partially offset by (amounts after tax):

•                                          $26 million of higher retail sales primarily due to customer growth, excluding weather effects;

•                                          $17 million in higher competitive retail sales in California by APS Energy Services;

•                                          $17 million of lower regulatory asset amortization;

•                                          $13 million of 2001 charges related to Enron and its affiliates; and

•                                          a $12 million charge for the cumulative effect of a change in accounting for derivatives, as required by SFAS No. 133, recorded in the twelve months ended June 30, 2002.

For additional details, see the following discussion.

The major factors that increased (decreased) net income were as follows (dollars in millions):

Increase (Decrease)
Regulated electricity segment gross margin:
Increased purchased power and fuel costs primarily due to higher hedged gas and power prices	$(61)
Retail electricity price reductions effective July 1, 2001 and July 1, 2002	(27)
Effects of milder weather on retail sales	(23)
Higher retail sales volumes due to customer growth, excluding weather effects	44
Decreased purchased power due to new power plants in service	20
2001 charges related to purchase power contracts with Enron	13
Miscellaneous factors, net	5
Net decrease in regulated electricity segment gross margin	(29)
Marketing and trading segment gross margin:
Lower mark-to-market gains for future delivery due to lower market liquidity and lower price volatility	(98)
Lower realized wholesale margins due to lower unit margins, partially offset by higher volumes	(30)
Increased competitive retail sales in California by APS Energy Services	28
Higher revenues related to the adoption of EITF 02-3	25
Increase in generation sales other than Native Load primarily due to higher sales volumes	8
Change in prior period mark-to-market value related to trading with Enron	8
Net decrease in marketing and trading segment gross margin	(59)
Net decrease in regulated electricity and marketing and trading segments’ gross margins	(88)
Higher operations and maintenance expense related primarily to a $47 million write-off of Redhawk Units 3 and 4, 2002 severance costs of approximately $36 million, increased pension and other benefit costs and new power plants in service, partially offset by lower generation reliability costs	(94)
Lower income primarily related to NAC losses (see Note 12)	(41)
Higher interest expense and lower capitalized interest primarily related to new power plants in service	(30)
Higher depreciation and amortization primarily related to new power plants and increased plant assets, partially offset by lower regulatory asset amortization	(17)
Higher taxes other than income taxes due to increased property taxes on higher property balances	(6)
Lower real estate segment gross margin primarily due to lower commercial and property management sales, partially offset by higher home sales	(4)
Lower other expense primarily related to prior period non-operating costs	11
Net decrease in income from continuing operations before income taxes	(269)
Lower income taxes primarily due to lower income	109
Net decrease in income from continuing operations	(160)
Increase in income from discontinued operations related to SunCor — net of income tax (see “Real Estate Activities” below and Note 19)	1
Increase due to cumulative effect of a change in accounting for derivatives — net of income tax	12
Decrease due to cumulative effect of a change in accounting for trading activities — net of income tax	(66)
Net decrease in net income	$(213)

Regulated Electricity Segment Gross Margin

Regulated electricity segment revenues related to our regulated retail and wholesale electricity businesses were $259 million lower in the twelve months ended June 30, 2003, compared with the same period in the prior year as a result of:

•                                          an $18 million increase related to traditional wholesale sales as a result of higher prices and higher sales volumes;

•                                          a $281 million decrease related to retail load hedge management wholesale sales primarily as a result of lower prices and lower sales volumes;

•                                          a $27 million decrease in retail revenues related to reductions in retail electricity prices;

•                                          a $37 million decrease in retail revenues related to milder weather;

•                                          a $63 million increase in retail revenues related to customer growth and higher average usage, excluding weather effects; and

•                                          a $5 million net increase due to other miscellaneous factors.

Regulated electricity segment purchased power and fuel costs were $230 million lower in the twelve months ended June 30, 2003, compared with the same period in the prior year as a result of:

•                                          an $18 million increase related to traditional wholesale sales as a result of higher prices and higher sales volumes;

•                                          a $257 million decrease related to retail load hedge management wholesale sales primarily as a result of lower prices and lower sales volumes;

•                                          a $37 million increase in purchased power and fuel costs due to higher hedged gas and power prices;

•                                          a $14 million decrease related to the effects of milder weather on retail sales;

•                                          a $19 million increase related to customer growth, excluding weather effects;

•                                          a $13 million net decrease for charges in 2001 related to purchased power contracts with Enron and its affiliates; and

•                                          a $20 million decrease in purchased power costs due to new power plants in service.

Marketing and Trading Segment Gross Margin

Marketing and trading segment revenues were $247 million higher in the twelve months ended June 30, 2003, compared with the same period in the prior year as a result of:

•                                          $98 million in lower mark-to-market gains for future delivery primarily as a result of lower market liquidity and lower price volatility;

•                                          $117 million of higher realized wholesale revenues primarily due to higher volumes, partially offset by lower prices;

•                                          a $111 million increase from higher competitive retail sales in California by APS Energy Services;

•                                          $25 million of higher revenues related to the adoption of EITF 02-3;

•                                          an $84 million increase from generation sales other than Native Load primarily due to higher sales volumes and higher prices; and

•                                          an $8 million increase due to the 2001 write-off of prior period mark-to-market value related to trading with Enron and its affiliates.

Marketing and trading segment purchased power and fuel costs were $306 million higher in the twelve months ended June 30, 2003, compared to the same period in the prior year as a result of:

•                                          a $147 million increase in purchased power costs related to other realized marketing activities in the current period primarily due to higher volumes and higher prices;

•                                          an $83 million increase in purchased power costs related to higher competitive retail sales in California by APS Energy Services; and

•                                          a $76 million increase in fuel costs related to generation sales other than Native Load primarily because of higher sales volumes and higher natural gas prices.

Other Income Statement Items

The increase in operations and maintenance expense of $94 million was due to a $47 million write-off related to the cancellation of Redhawk Units 3 and 4, severance costs of $36 million related to a 2002 voluntary workforce reduction, increased pension and other benefit costs of $18 million, new power plants in service of $17 million and other costs of $1 million, partially offset by lower costs related to generation reliability of $25 million.

The decrease in other gross margin of $37 million was primarily due to losses on El Dorado’s investment in NAC, partially offset by increased margin on APS Energy Services’ non-commodity sales.  Total NAC losses for the twelve month period ended June 30, 2003 totaled approximately $47 million on a pretax basis and were primarily related to contracts with two customers.  We reversed $5 million of loss reserves in the first quarter of 2003 related to NAC’s settlement of one of those contracts.  We believe we have reserved our exposure with respect to these contracts in all material respects and, as a result, we consider these charges to be non-recurring.  See Note 12.

The decrease in other expense of $7 million is primarily related to the absence of NAC losses of $4 million in 2003 recorded as other expense and prior period non-operating costs.

Net interest expense increased $30 million primarily because of higher debt balances related to our generation construction program and lower capitalized interest on our generation construction program due to completion of Redhawk Units 1 and 2 in mid-2002.

The increase in depreciation and amortization expense of $17 million primarily related to new power plants and increased plant assets, partially offset by lower regulatory amortization.

The increase in taxes other than income taxes of $6 million is primarily due to increased property taxes on higher property balances.

The decrease in real estate segment gross margin of $4 million was primarily due to lower commercial and property management sales, partially offset by higher home sales activities.  In addition, as discussed in “Real Estate Activities” below and Note 19, SunCor had a $14 million ($8 million after tax) gain on the sale of its water utility company included in discontinued operations for the twelve months ended June 30, 2003 and a $12 million ($7 million after tax) gain related primarily to the sale of a retail center included in discontinued operations in the twelve months ended June 30, 2002.

Real Estate Activities

As discussed in our 2002 10-K, we have undertaken an aggressive effort to accelerate asset sales activities to approximately double SunCor’s annual earnings in 2003 to 2005 compared with the $19 million in earnings recorded in 2002.

Certain components of SunCor’s real estate sales activities, which are included in the real estate segment, may be required to be reported as discontinued operations on our Condensed Consolidated Statements of Income in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Among other things, SFAS No. 144 prescribes accounting for discontinued operations and defines certain real estate activities as discontinued operations.  We adopted SFAS No. 144 effective January 1, 2002 and determined that activities that would have required discontinued operations reporting in 2002, 2001 and 2000 were immaterial.  We currently estimate that 15% to 30% of SunCor’s net income in 2003 will be reported in discontinued operations; however, this ultimately depends on the specific properties sold.

In the first quarter of 2003, SunCor sold its water utility company, which resulted in an after tax gain of $5 million ($8 million pretax).  The gain on the sale and operating income in the current and prior periods are classified as discontinued operations on our Condensed Consolidated Statements of Income.

In the second quarter of 2002, SunCor sold a retail center, but maintained a significant continuing involvement through a management contract.  In the first quarter of 2003, this management contract was canceled.  As a result, the gain on the 2002 sale and the operating income related to this property have been reclassified as discontinued operations.  The income from discontinued operations in the three, six and twelve months ended June 30, 2002 primarily reflects this sale.

The following chart provides a summary of SunCor’s earnings (after income taxes) for the three, six and twelve months ended June 30, 2003 and the comparable prior periods (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2003	2002	2003	2002	2003	2002
Income from continuing operations	$2	$2	$4	$3	$10	$6
Income from discontinued operations	1	6	6	7	8	7
Net income	$3	$8	$10	$10	$18	$13

Liquidity and Capital Resources

Capital Expenditure Requirements

The following table summarizes the actual capital expenditures for the six months ended June 30, 2003 and estimated capital expenditures for the next three years (dollars in millions):

	Actual	Estimated
	Six Months Ended June 30,	Twelve Months Ended December 31,
	2003	2003	2004	2005
APS:
Delivery	$143	$273	$289	$354
Generation (a)	62	123	108	169
Other	3	5	2	2
Subtotal	208	401	399	525
Pinnacle West Energy (a) (b)	123	259	41	21
SunCor (c)	28	64	23	20
Other (d)	7	17	11	18
Total	$366	$741	$474	$584

(a)                                  As discussed in Note 5 under “APS General Rate Case and Retail Rate Adjustment Mechanisms,” as part of its 2003 general rate case, APS requested rate base treatment of the PWEC Dedicated Assets.

(b)                                 See “Capital Resources and Cash Requirements — Pinnacle West Energy” below for further discussion of Pinnacle West Energy’s generation construction program.  These amounts do not include an expected reimbursement in 2004 by SNWA of about $100 million, assuming SNWA exercises its option to purchase a 25% interest in the Silverhawk project at that time.

(c)                                  Consists primarily of capital expenditures for land development and retail and office building construction reflected in the “Change in real estate investments” in the Condensed Consolidated Statements of Cash Flows.

(d)                                 Primarily related to the parent company and APS Energy Services.

Delivery capital expenditures are comprised of T&D infrastructure additions and upgrades, capital replacements, new customer construction and related information systems and facility costs.  Examples of the types of projects included in the forecast include T&D lines and substations, line extensions to new residential and commercial developments and upgrades to customer information systems.  In addition, APS began several major transmission projects in 2001, with additional major projects scheduled to begin over the next several years.  These projects are periodic in nature and are driven by strong regional customer growth.  APS expects to spend about $100 million on major transmission projects during the 2003 to 2005 time frame, and these amounts are included in “APS-Delivery” in the table above.

Generation capital expenditures are comprised of various improvements for APS’ existing fossil and nuclear plants and the replacement of Palo Verde steam generators.  Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment such as turbines, boilers and environmental equipment.  Generation also contains nuclear fuel expenditures of approximately $30 million annually for 2003 to 2005.

Replacement of the steam generators in Palo Verde Unit 2 is presently scheduled for completion during the fall outage of 2003.  The Palo Verde owners have approved the manufacture of two additional sets of steam generators.  We expect that these generators will be installed in Units 1 and 3 in the 2005 to 2007 time frame.  Our portion of steam generator expenditures for Units 1, 2 and 3 is approximately $155 million, which will be spent from 2003 through 2008.  In 2003 through 2005, $106 million of the costs are included in the generation capital expenditures table above and would be funded with internally-generated cash or external financings.

Capital Resources and Cash Requirements

Contractual Obligations  The following table summarizes actual contractual requirements for the six months ended June 30, 2003 and estimated contractual commitments for the next five years and thereafter (dollars in millions):

	Actual	Estimated
	Six Months Ended June 30,	Twelve Months Ended December 31,
	2003	2003	2004	2005	2006	2007	Thereafter
Long-term debt payments:
APS	$33	$87	$205	$400	$84	$—	$1,931
Pinnacle West	250	275	215	—	300	—	—
SunCor	42	42	130	—	3	—	7
El Dorado	1	1	1	1	—	—	—
Total long-term debt payments	326	405	551	401	387	—	1,938
Capital lease payments	2	5	5	4	3	3	6
Operating lease payments	45	71	68	65	63	63	478
Purchase power and fuel commitments	120	258	90	28	31	17	162
Total contractual commitments	$493	$739	$714	$498	$484	$83	$2,584

Off-Balance Sheet Arrangements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 requires that we consolidate a VIE if we have a majority of the risk of loss from the VIE’s activities or we are entitled to receive a majority of the VIE’s residual returns or both.  A VIE is a corporation, partnership, trust or any other legal structure that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN No. 46 is effective immediately for any VIE created after January 31, 2003 and is effective July 1, 2003 for VIEs created before February 1, 2003.  We currently do not expect FIN No. 46 to have a material impact on our financial statements.

In 1986, APS entered into agreements with three separate SPE lessors in order to sell and lease back interests in Palo Verde Unit 2.  The leases are accounted for as operating leases in accordance with GAAP.  While we continue to evaluate the guidance, we currently do not expect that we will be required to consolidate the Palo Verde SPEs under FIN No. 46.

APS is exposed to losses under the Palo Verde sale-leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event had occurred as of June 30, 2003, APS would have been required to assume approximately $268 million of debt and pay the equity participants approximately $200 million.

Guarantees

We and certain of our subsidiaries have issued guarantees and letters of credit in support of our unregulated businesses.  We have also obtained surety bonds on behalf of APS Energy Services.  We have not recorded any liability on our Condensed Consolidated Balance Sheets with respect to these obligations.  See Note 17 for additional information regarding guarantees.

Credit Ratings

The ratings of securities of Pinnacle West and APS as of August 13, 2003 are shown below and are considered to be “investment-grade” ratings.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’ securities and serve to increase those companies’ cost of and access to capital.

	Moody’s	Standard & Poor’s
Pinnacle West
Senior unsecured	Baa2	BBB-
Commercial paper	P-2	A-2

APS
Senior secured	A3	A-
Senior unsecured	Baa1	BBB
Secured lease obligation bonds	Baa2	BBB
Commercial paper	P-2	A-2

Outlook	Stable	Stable

Debt Provisions

Pinnacle West’s and APS’ significant debt covenants related to their respective financing arrangements include a debt-to-total-capitalization ratio and an interest coverage test (as defined in the agreements).  Pinnacle West and APS are in compliance with such covenants and each anticipates it will continue to meet all the significant covenant requirement levels.  The ratio of debt to total capitalization cannot exceed 65% for both the Company and APS.  At June 30, 2003, the ratios were approximately 56% for the parent company and 54% for APS.  The provisions regarding interest coverage require a minimum cash coverage of two times the interest requirements for both the Company and APS.  The coverages are approximately 4 times for the parent company, 4 times for the APS bank agreements and 13 times for the APS mortgage indenture.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.

Neither Pinnacle West’s nor APS’ financing agreements contain “ratings triggers” that would result in an acceleration of the required interest and principal payments in the event of a ratings downgrade.  However, in the event of a ratings downgrade, Pinnacle West and/or APS may be subject to increased interest costs under certain financing agreements.

All of Pinnacle West’s bank agreements contain cross-default provisions that would result in defaults and the potential acceleration of payment under these agreements if Pinnacle West or APS were to default under other agreements.  All of APS’ bank agreements contain cross-default provisions that would result in defaults and the potential acceleration of payment under these bank agreements if APS were to default under other agreements.  Pinnacle West’s and APS’ credit agreements generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in our financial condition or financial prospects.

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

Our primary sources of cash are dividends from APS, external financings and cash distributions from our other subsidiaries, primarily SunCor.  For the years 2000 through 2002, total dividends from APS were $510 million and total distributions from SunCor were $33 million.  We expect SunCor to make cash distributions to the parent company of $80 to $100 million annually in 2003 through 2005 due to anticipated accelerated asset sales activity.  As discussed in Note 5, APS must maintain a common equity ratio of at least 40% and may not pay common dividends if the payment would reduce its common equity below that threshold.  As defined in the Financing Order, common equity ratio is common equity divided by common equity plus long-term debt, including current maturities of long-term debt.  At June 30, 2003, APS’ common equity ratio was approximately 45%.

On November 22, 2002, the ACC issued the Interim Financing Order, which permits APS to (a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit in the amount of $125 million, or (b) guarantee $125 million of Pinnacle West’s short-term debt, subject to certain conditions.  As of June 30, 2003, there were no borrowings outstanding under this financing arrangement.

On May 12, 2003, APS issued $500 million of debt as follows:  $300 million aggregate principal amount of its 4.650% Notes due 2015 and $200 million aggregate principal amount of its 5.625% Notes due 2033.  Also on May 12, 2003, APS made a $500 million loan to Pinnacle West Energy, and Pinnacle West Energy distributed the net proceeds of that loan to us to fund our repayment of a portion of the debt incurred to finance the construction of the PWEC Dedicated Assets.  See “ACC Financing Orders” in Note 5 for additional information.  With Pinnacle West Energy’s distribution to us, on May 12, 2003, we repaid the outstanding balance ($167 million) under a credit facility.  We used a portion of the remaining proceeds to redeem our $250 million Floating Rate Notes due 2003 on June 2, 2003 and to repay other short-term debt.

As part of a multi-employer pension plan sponsored by Pinnacle West, we contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of the fund assets and our pension obligation.  We elected to contribute cash to our pension plan in each of the last five years; our minimum required contributions during each of those years was zero.  Specifically, we contributed $73 million for 2002 ($46 million of which was contributed in June 2003), $24 million for 2001, $44 million for 2000 ($20 million of which was contributed in 2001), $25 million for 1999 and $14 million for 1998. APS and other subsidiaries fund their share of the pension contribution, of which APS represents approximately 90% of the total funding amounts described above.  The assets in the plan are mostly domestic common stocks, bonds and real estate.  Future year contribution amounts are dependent on fund performance and fund valuation assumptions.

APS

APS’ capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt.  See “Business Outlook - Regulatory Matters” below and Notes 4 and 5 for discussion of the $500 million financing arrangement between APS and Pinnacle West Energy authorized by the ACC pursuant to the Financing Order and APS’ related issuance of $500 million of debt.  See “Pinnacle West (Parent Company)” above and Note 5 for discussion of a $125 million interim financing arrangement between APS and Pinnacle West.

APS pays for its capital requirements with cash from operations and, to the extent necessary, external financings.  APS has historically paid for its dividends to Pinnacle West with cash from operations.

On April 7, 2003, APS redeemed approximately $33 million of its First Mortgage Bonds, 8% Series due 2025, and on August 1, 2003, APS redeemed approximately $54 million of its First Mortgage Bonds, 7.25% Series due 2023.

Although provisions in APS’ first mortgage bond indenture, articles of incorporation and ACC financing orders establish maximum amounts of additional first mortgage bonds, debt and preferred stock that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

Pinnacle West Energy

The costs of Pinnacle West Energy’s construction of 2,360 MW of generating capacity from 2000 through 2004 are expected to be about $1.4 billion, of which $1.2 billion has been incurred through June 30, 2003.  This does not reflect the proceeds from an anticipated sale in 2004 to SNWA of a 25% interest in the plant, which would equal about $100 million of Pinnacle West Energy’s cumulative capital expenditures in the Silverhawk project.  SNWA has committed to purchase a 25% interest in the project upon completion, subject to an appropriation of funds by SNWA.  Pinnacle West Energy is currently funding its capital requirements through capital infusions from Pinnacle West, which finances those infusions through debt and equity financings and internally-generated cash.  See the capital expenditures table above for actual capital expenditures in the six months ended June 30, 2003 and projected capital expenditures for the next three years.

Pinnacle West Energy’s generation construction plan is as follows:

•                                          A 650 MW combined cycle expansion of the West Phoenix Power Plant in Phoenix.  The 120 MW West Phoenix Unit 4 began commercial operation in June 2001.  The 530 MW West Phoenix Unit 5 began commercial operation in July 2003.

•                                          Development of the 570 MW Silverhawk combined-cycle plant 20 miles north of Las Vegas, Nevada.  Construction of the plant began in August 2002, with an expected commercial operation date of mid-2004.  Pinnacle West Energy has signed an agreement with Las Vegas-based SNWA under which SNWA has an option to purchase a 25% interest in the project for approximately $100 million.

•                                          The Redhawk Power Plant, two 530 MW combined cycle units, near Palo Verde.  Commercial operation began in July 2002.

•                                          The construction of an 80 MW simple-cycle power plant at Saguaro in Southern Arizona.  Commercial operation began in July 2002.

•                                          Pinnacle West Energy owns a 50% interest in Copper Eagle Gas Storage, a limited liability company established for the purpose of evaluating and developing an underground natural gas storage facility west of Phoenix.  The Company is currently evaluating the feasibility of the project and its level of future participation in development.

See Notes 4 and  5 and “Pinnacle West (Parent Company)” above for a discussion of the $500 million financing arrangement between APS and Pinnacle West Energy authorized by the ACC pursuant to the Financing Order.

Other Subsidiaries

During the past three years, SunCor funded its cash requirements with cash from operations and its own external financings.  SunCor’s capital needs consist primarily of capital expenditures for land development and retail and office building construction.  See the capital expenditures table above for actual capital expenditures in the six months ended June 30, 2003 and projected capital expenditures through 2005.  SunCor expects to fund its capital requirements with cash from operations and external financings.

We expect SunCor to make cash distributions to the parent company of $80 to $100 million annually in 2003 through 2005 due to anticipated accelerated asset sales activity.

SunCor has made cash distributions to the parent company in the amount of $33 million through June 30, 2003.  See “Real Estate Activities” above and Note 19.

El Dorado funded its cash requirements during the past three years, primarily for NAC in 2002, with cash infused by the parent company and with cash from operations.  El Dorado expects minimal capital requirements through 2005.

APS Energy Services’ cash requirements during the past three years were funded with cash infusions from the parent company.  APS Energy Services’ capital expenditures and other cash requirements are increasingly funded by operations, with some funding from cash infused by Pinnacle West.  See the capital expenditures table above regarding APS Energy Services’ actual capital expenditures for the six months ended June 30, 2003 and projected capital expenditures through 2005.

Critical Accounting Policies

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex, and actual results could differ from those estimates. Our most critical accounting policies include the impacts of regulatory accounting and the determination of the appropriate accounting for our pension and other postretirement benefits, derivatives and mark-to-market accounting.  There have been no changes to our critical accounting policies since our 2002 10-K, except for the discussion related to SFAS No. 143 (see Note 13).  See “Critical Accounting Policies” in Item 7 of the 2002 10-K for further details about our critical accounting policies.

Business Outlook

In this section we discuss a number of factors affecting our business outlook.

Regulatory Matters

See Note 5 for a discussion of ACC regulatory matters, including the APS general rate case filed on June 27, 2003.

Wholesale Power Market Conditions

The marketing and trading division focuses primarily on managing APS’ purchased power and fuel risks in connection with its costs of serving retail customer demand.  We moved this division to APS in early 2003 for future marketing and trading activities (existing wholesale contracts remain at Pinnacle West) as a result of the ACC’s Track A Order prohibiting APS’ transfer of generating assets to Pinnacle West Energy.  Additionally, the marketing and trading division, subject to specified parameters, markets, hedges and trades in electricity, fuels, and emission allowances and credits.  Our future earnings will be affected by the strength or weakness of the wholesale power market.  The market has suffered a substantial reduction in overall liquidity because there are fewer creditworthy counterparties and because several key participants have exited the market or scaled back their activities.  Based on the erosion in the market and on the market outlook for the remainder of the year, we currently believe that the contribution from our trading activities will be significantly lower in 2003 than in 2002, and will remain at about the 2003 level in 2004.

Generation Construction Plan

See “Liquidity and Capital Resources — Pinnacle West Energy” for information regarding Pinnacle West Energy’s generation construction plan. The planned additional generation is expected to increase revenues, fuel expenses, operating expenses and financing costs.

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

Customer Growth  Customer growth in APS’ service territory averaged about 3.6% a year for the three years 2000 through 2002; we currently expect customer growth to average about 3.5% per year from 2003 to 2005.  We currently estimate that retail electricity sales in kilowatt-hours will grow 3.5% to 5.5% a year in 2003 through 2005, before the retail effects of weather variations.  The customer and sales growth referred to in this paragraph applies to energy delivery customers.  Customer growth for the six month period ended June 30, 2003 compared with the prior year period was 3.2%.

Retail Rate Changes  As part of the 1999 Settlement Agreement, APS agreed to a series of annual retail electricity price reductions of 1.5% on July 1 for each of the years 1999 to 2003 for a total of 7.5%.  The final price reduction was implemented July 1, 2003.  See “1999 Settlement Agreement” in Note 5 for further information.  In addition, the Company has requested a 9.8% retail rate increase to be effective July 1, 2004.  See “APS General Rate Case and Retail Rate Adjustment Mechanisms” in Note 5 for further information.

Other Factors Affecting Future Financial Results

Purchased Power and Fuel Costs  Purchased power and fuel costs are impacted by our electricity sales volumes, existing contracts for purchased power and generation fuel, our power plant performance, prevailing market prices, new generating plants being placed in service and our hedging program for managing such costs.  See “Natural Gas Supply” in Note 12 for more information on fuel costs.

On August 2, 2003, Unit 3 of the Cholla Power Plant tripped due to a generator failure.  Based on testing and unit inspection to date, APS expects the cost to repair the generator to be approximately $7 million, most of which should be covered by insurance, and expects the unit to be back in service by the end of November, 2003. The Company is continuing to evaluate the damage to the unit; however, the Company currently estimates replacement power costs to be approximately $20 million.

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

Depreciation and Amortization Expenses  Depreciation and amortization expenses are expected to be affected by net additions to existing utility plant and other property, changes in regulatory asset amortization and our generation construction program.  West Phoenix Unit 4 was placed in service in June 2001.  Redhawk Units 1 and 2 and the new Saguaro Unit 3 began commercial operations in July 2002.  West Phoenix Unit 5 was placed in service in July 2003 and Silverhawk is expected to be in service in mid-2004.  The regulatory assets to be recovered under the 1999 Settlement Agreement are currently being amortized as follows (dollars in millions):

1999	2000	2001	2002	2003	2004	Total
$164	$158	$145	$115	$86	$18	$686

Property Taxes  Taxes other than income taxes consist primarily of property taxes, which are affected by tax rates and the value of property in-service and under construction.  The average property tax rate for APS, which currently owns the majority of our property, was 9.7% of assessed value for 2002 and 9.3% for 2001.  We expect property taxes to increase primarily due to our generation construction program, as the plants phase-in to the property tax base over a five-year period, and our additions to existing facilities.

Interest Expense  Interest expense is affected by the amount of debt outstanding and the interest rates on that debt.  The primary factors affecting borrowing levels in the next several years are expected to be our capital requirements and our internally generated cash flow.  Capitalized interest offsets a portion of interest expense while capital projects are under construction.  We stop recording capitalized interest on a project when it is placed in commercial operation.  As noted above, we placed new power plants in commercial operation in 2001, 2002 and 2003 and we expect to bring an additional plant on-line in 2004.  Interest expense is also affected by interest rates on variable-rate debt and interest rates on the refinancing of the Company’s future liquidity needs.

Retail Competition  The regulatory developments and legal challenges to the Rules discussed in Note 5 have raised considerable uncertainty about the status and pace of retail electric competition and of electric restructuring in Arizona.  Although some very limited retail competition existed in APS’ service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to APS’ customers.  As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS’ service territory.

Subsidiaries  In the case of SunCor, we are undertaking an aggressive effort to accelerate asset sales activities, which we expect to approximately double SunCor’s annual earnings in 2003 to 2005 compared with the $19 million in earnings recorded in 2002.  A portion of these sales have been, and additional amounts may be required to be, reported as discontinued operations on the Condensed Consolidated Statements of Income.  See “Real Estate Activities” above and Note 19 for further discussion.

The annual earnings contribution from APS Energy Services is expected to be positive over the next several years due primarily to a number of retail electricity contracts in California.  APS Energy Services’ had pretax earnings of $28 million in 2002.

El Dorado’s historical results are not necessarily indicative of future performance for El Dorado.  In addition, we do not currently expect material losses related to NAC in the future.

General  Our financial results may be affected by a number of broad factors.  See “Forward-Looking Statements” below for further information on such factors, which may cause our actual future results to differ from those we currently seek or anticipate.

Risk Factors

Exhibit 99.1, which is hereby incorporated by reference, contains a discussion of risk factors involving the Company.

Forward-Looking Statements

This document contains forward-looking statements based on current expectations and we assume no obligation to update these statements or make any further statements on any of these issues, except as required by applicable law.  These forward-looking statements are often identified by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us.  These factors include, but are not limited to, the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and decisions impacting wholesale competition; the outcome of regulatory and legislative proceedings relating to the restructuring; state and federal regulatory and legislative decisions and actions, including the outcome of the rate case we filed with the ACC on June 27, 2003 and the wholesale electric price mitigation plan adopted by the FERC; regional economic and market conditions, including the results of litigation and other proceedings resulting from the California energy situation, volatile purchased power and fuel costs and the completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital and access to capital markets; weather variations affecting local and regional customer energy usage; conservation programs; power plant performance; the successful completion of our generation construction program; regulatory issues associated with generation construction, such as permitting and licensing; our ability to compete successfully outside traditional regulated markets (including the wholesale market); our ability to manage our marketing and trading activities and the use of derivative contracts in our business; technological developments in the electric industry; the performance of the stock market, which affects the amount of our required contributions to our pension plan and nuclear decommissioning trust funds; the strength of the real estate market in SunCor’s market areas, which include Arizona, New Mexico and Utah; and other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

Our assets and liabilities from risk management and trading activities are presented in two categories consistent with our business segments:

•                                          System - non-trading derivative instruments that hedge our purchases and sales of electricity and fuel for APS’ Native Load requirements of our regulated electricity business segment; and

•                                          Marketing and Trading - both non-trading and trading derivative instruments of our competitive business segment.

The following tables show the changes in mark-to-market of our system and marketing and trading derivative positions for the six months ended June 30, 2003 and 2002 (dollars in millions):

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
	System	Marketing and Trading	System	Marketing and Trading
Mark-to-market of net positions at beginning of period	$(49)	$57	$(107)	$138
Change in mark-to-market gains (losses) for future period deliveries	6	(5)	(2)	17
Changes in cash flow hedges recorded in OCI	33	46	47	—
Ineffective portion of changes in fair value recorded in earnings	6	1	2	—
Mark-to-market losses (gains) realized during the period	7	(14)	7	(22)
Mark-to-market of net positions at end of period	$3	$85	$(53)	$133

Since July 1, 2002, the Company has not recognized a dealer profit or unrealized gain or loss at the inception of a derivative unless the fair value of that instrument (in its entirety) is evidenced by quoted market prices or current market transactions.  Prior to the change in our policy, we recorded net gains at inception of $9 million in the six months ended June 30, 2002.  These amounts included a reasonable marketing margin.  No net gains at inception were recorded in the six months ended June 30, 2003.

The tables below show the fair value of the system and marketing and trading derivative contracts (dollars in millions) at June 30, 2003 by maturities and by the type of valuation that is performed to calculate the fair values.  See “Critical Accounting Policies - Mark-to-Market Accounting” in Item 7 of our 2002 10-K for more discussion on our valuation methods.

System

Source of Fair Value	2003	2004	2005	2006	2007	Years thereafter	Total fair value
Prices actively quoted	$17	$(2)	$—	$—	$—	$—	$15
Prices provided by other external sources	(8)	(7)	—	—	—	—	(15)
Prices based on models and other valuation methods	1	1	1	—	—	—	3
Total by maturity	$10	$(8)	$1	$—	$—	$—	$3

Marketing and Trading

Source of Fair Value	2003	2004	2005	2006	2007	Years thereafter	Total fair value
Prices actively quoted	$4	$—	$7	$(5)	$(5)	$(15)	$(14)
Prices provided by other external sources	3	5	14	26	30	11	89
Prices based on models and other valuation methods	4	19	(3)	(7)	(12)	9	10
Total by maturity	$11	$24	$18	$14	$13	$5	$85

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management and trading assets and liabilities included on the Condensed Consolidated Balance Sheets at June 30, 2003 and 2002 (dollars in millions).

	June 30, 2003 Gain (Loss)		June 30, 2002 Gain (Loss)
Commodity	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in earnings (a):
Electricity	$(3)	$3	$(2)	$2
Natural gas	(3)	3	(1)	1
Other	1	—	2	(1)
Mark-to-market changes reported in OCI (b):
Electricity	36	(36)	—	—
Natural gas	22	(21)	18	(16)

Total	$53	$(51)	$17	$(14)

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

Credit and Counterparty Risk

We are exposed to losses in the event of nonperformance or nonpayment by counterparties.  We have risk management and trading contracts with many counterparties, including one counterparty for which a worst case exposure represents approximately 19% of our $402 million of risk management and trading assets as of June 30, 2003.  Our risk management process assesses and monitors the financial exposure of this counterparty and all other counterparties.  Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, including the counterparty noted above, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period.  Counterparties in the portfolio consist principally of major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  We also enter into credit default swap instruments to limit our credit risk related to certain counterparties.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.  See “Critical Accounting Policies — Mark-to-Market Accounting” in Item 7 of our 2002 10-K for more discussion on our valuation methods.

Item 4.                    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                    Legal Proceedings

See Note 12 of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for a discussion of the settlement of the NAC litigation and APS’ appeal of a FERC order.

Item 4.                    Submission of Matters to a Vote of Security-Holders

At our Annual Meeting of Shareholders held on May 21, 2003, the following shareholder proposal was submitted to shareholders:

Proposal that Pinnacle West provide shareholders with an energy report	Votes For	Votes Against	Abstentions and Broker Non Votes
	4,586,776	57,125,924	17,042,422

Also, at the same annual meeting, the following persons were elected as directors:

Class III (Term to expire at 2006 Annual Meeting)	Votes For	Votes Against	Abstentions and Broker Non Votes

Jack E. Davis	76,886,994	1,906,490	N/A

Pamela Grant	76,047,055	2,684,841	N/A

Martha O. Hesse	76,341,692	2,422,050	N/A

William S. Jamieson, Jr.	76,733,552	1,997,815	N/A

Item 5.                    Other Information

Construction and Financing Programs

See “Liquidity and Capital Resources” in Part I, Item 2 of this report for a discussion of construction and financing programs of the Company and its subsidiaries.

Regulatory Matters

See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of regulatory developments.

Environmental Matters

Clean Air Act

As previously reported, the EPA has reviewed an “Annex” to the Visibility Commission recommendations that specify the regional sulfur dioxide emission milestones.  See “Environmental Matters — Clean Air Act” in Part I, Item 1 of the 2002 10-K.  The EPA approved the Annex and issued final rules implementing it in June 2003.

Water Supply

The Four Corners region, in which the Four Corners power plant is located, has been experiencing drought conditions that may affect the water supply for the plants in 2003, as well as later years if adequate moisture is not received in the watershed that supplies the area.  See “Environmental Matters — Water Supply” in Item I, Part 1 of the 2002 10-K.  We have entered into agreements with various parties to provide additional temporary supplies of water, if required, and are continuing to work with area stakeholders to minimize the effect, if any on operations of the plant.  The effect of the drought cannot be fully assessed at this time, and we cannot predict the ultimate outcome, if any, of the drought or whether the drought will adversely affect the amount of power available, or the price thereof, from the Four Corners power plant.

Natural Gas Supply

See Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of a recent FERC ruling.

Item 6.                    Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit No.	Description

10.1	APS Fifty-eighth Supplemental Indenture

10.2	APS Seventh Supplemental Indenture dated as of May 1, 2003

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of William J. Post, the Registrant’s principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Donald E. Brandt, the Registrant’s principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William J. Post, the Registrant’s principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Donald E. Brandt, the Registrant’s principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West Risk Factors

In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit No.	Description	Originally Filed as Exhibit:	File No.[a]	Date Effective

3.1	Articles of Incorporation restated as of July 29, 1988	19.1 to the Company’s September 30, 1988 Form 10-Q Report	1-8962	11-14-88

3.2	Bylaws, amended as of September 18, 2002	3.1 to the Company’s September 30, 2002 Form 10-Q Report	1-8962	11-14-02

a Reports filed under File No. 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

(b)           Reports on Form 8-K

During the quarter ended June 30, 2003, and the period from May 1 through August 14, 2003, we filed the following reports on Form 8-K:

Report dated March 31, 2003 containing exhibits comprised of financial information, earnings variance explanations and an earnings news release.

Report dated May 6, 2003 regarding the Track B Order and asset retirement obligations.

Report dated May 13, 2003 comprised of slides presented at analyst meetings.

Report dated June 27, 2003 regarding APS’ rate request filed with the ACC on June 27, 2003.

Report dated June 30, 2003 containing exhibits comprised of financial information, earnings variance explanations and an earnings news release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated: August 14, 2003	By:	Donald E. Brandt
Donald E. Brandt
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)