Form 10-Q
period 2004-03-31
PINNACLE WEST CAPITAL CORP
filed 2004-05-07
CIK 764622

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of common stock, no par value,
outstanding as of May 5, 2004: 91,359,180

Glossary

ACC – Arizona Corporation Commission

ALJ – administrative law judge

APS – Arizona Public Service Company, a subsidiary of the Company

APS Energy Services – APS Energy Services Company, Inc., a subsidiary of the Company

CC&N – Certificate of Convenience and Necessity

Citizens – Citizens Communications Company

Company – Pinnacle West Capital Corporation

CPUC – California Public Utility Commission

DIG – Derivative Implementation Group

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

2003 Form 10-K – the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

VIE – variable interest entity

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Operating Revenues
Regulated electricity segment	$415,464	$379,678
Marketing and trading segment	88,383	116,706
Real estate segment	51,593	40,688
Other revenues	18,929	15,571

Total	574,369	552,643

Operating Expenses
Regulated electricity segment purchased power and fuel	88,611	69,389
Marketing and trading segment purchased power and fuel	67,764	97,608
Operations and maintenance	138,656	133,117
Real estate segment operations	47,690	40,159
Depreciation and amortization	101,504	105,398
Taxes other than income taxes	30,330	28,496
Other expenses	16,443	9,221

Total	490,998	483,388

Operating Income	83,371	69,255

Other
Allowance for equity funds used during construction	2,002	—
Other income (Note 16)	11,412	5,721
Other expense (Note 16)	(5,945)	(4,197)

Total	7,469	1,524

Interest Expense
Interest charges	50,356	47,851
Capitalized interest	(4,911)	(9,979)

Total	45,445	37,872

Income From Continuing Operations Before Income Taxes	45,395	32,907
Income Taxes	15,627	12,754

Income From Continuing Operations	29,768	20,153
Income From Discontinued Operations - Net of Income Tax Expense of $252 and $3,375	388	5,145

Net Income	$30,156	$25,298

Weighted-Average Common Shares Outstanding - Basic	91,294	91,256
Weighted-Average Common Shares Outstanding - Diluted	91,376	91,359
Earnings Per Weighted-Average Common Share Outstanding (Note 18)
Income From Continuing Operations - Basic	$0.33	$0.22
Net Income - Basic	0.33	0.28
Income From Continuing Operations - Diluted	0.33	0.22
Net Income - Diluted	0.33	0.28
Dividends Declared Per Share	$0.450	$0.425

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)
ASSETS

	March 31,	December 31,
	2004	2003
Current Assets
Cash and cash equivalents	$19,194	$228,779
Customer and other receivables	288,810	365,732
Allowance for doubtful accounts	(4,738)	(9,223)
Accrued utility revenues	89,347	88,629
Materials and supplies (at average cost)	96,413	96,099
Fossil fuel (at average cost)	24,385	28,367
Assets from risk management and trading activities (Note 10)	151,521	97,630
Other current assets	73,432	73,034

Total current assets	738,364	969,047

Investments and Other Assets
Real estate investments—net	345,843	343,322
Assets from risk management and trading activities - long-term (Note 10)	175,191	138,946
Decommissioning trust accounts	246,002	240,645
Other assets	95,810	88,816

Total investments and other assets	862,846	811,729

Property, Plant and Equipment
Plant in service and held for future use	9,969,094	9,925,344
Less accumulated depreciation and amortization	3,195,467	3,160,675

Total	6,773,627	6,764,669
Construction work in progress	540,361	554,876
Intangible assets, net of accumulated amortization	125,029	108,534
Nuclear fuel, net of accumulated amortization	57,959	52,011

Net property, plant and equipment	7,496,976	7,480,090

Deferred Debits
Regulatory assets	161,543	164,804
Other deferred debits	115,663	110,708

Total deferred debits	277,206	275,512

Total Assets	$9,375,392	$9,536,378

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)
LIABILITIES AND EQUITY

	March 31,	December 31,
	2004	2003
Current Liabilities
Accounts payable	$237,522	$293,427
Accrued taxes	103,660	69,769
Accrued interest	47,077	51,825
Short-term borrowings	235,086	86,081
Current maturities of long-term debt	441,079	705,820
Customer deposits	50,473	49,783
Deferred income taxes	631	631
Liabilities from risk management and trading activities (Note 10)	108,601	92,755
Other current liabilities	101,632	81,223

Total current liabilities	1,325,761	1,431,314

Long-Term Debt Less Current Maturities	2,462,838	2,617,385

Deferred Credits and Other
Deferred income taxes	1,356,929	1,329,253
Regulatory liabilities	512,190	510,423
Pension liability	202,745	188,041
Liability for asset retirement (Note 13)	238,566	234,440
Liabilities from risk management and trading activities - long-term (Note 10)	111,998	82,730
Unamortized gain - sale of utility plant	53,765	54,909
Other	260,204	258,104

Total deferred credits and other	2,736,397	2,657,900

Commitments and Contingencies (Notes 5, 12 and 13)
Common Stock Equity
Common stock, no par value	1,746,189	1,744,354
Treasury stock	(2,356)	(3,273)

Total common stock	1,743,833	1,741,081

Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(66,564)	(66,564)
Derivative instruments	56,351	27,563

Total accumulated other comprehensive loss	(10,213)	(39,001)

Retained earnings	1,116,776	1,127,699

Total common stock equity	2,850,396	2,829,779

Total Liabilities and Equity	$9,375,392	$9,536,378

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$30,156	$25,298
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	(388)	(5,145)
Depreciation and amortization	101,504	105,398
Nuclear fuel amortization	7,599	7,726
Allowance for equity funds used during construction	(2,002)	—
Deferred income taxes	9,060	(9,675)
Change in mark-to-market	(22,920)	(6,008)
Changes in current assets and liabilities:
Customer and other receivables	72,437	33,040
Accrued utility revenues	(718)	15,609
Materials, supplies and fossil fuel	3,668	(4,191)
Other current assets	(398)	16,234
Accounts payable	(52,008)	(55,049)
Accrued taxes	33,891	36,909
Accrued interest	(4,748)	(10,255)
Other current liabilities	21,099	17,482
Proceeds from the sale of real estate assets	8,607	10,824
Change in real estate investments	(11,573)	(15,101)
Increase in regulatory assets	(847)	(2,152)
Change in risk management and trading - assets	5,875	11,334
Change in risk management and trading - liabilities	19,427	(12,370)
Change in customer advances	3,070	(1,334)
Change in pension liability	14,704	15,576
Change in other long-term assets	(10,189)	6,278
Change in other long-term liabilities	1,075	1,006

Net cash flow provided by operating activities	226,381	181,434

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(115,183)	(174,324)
Capitalized interest	(4,911)	(9,979)
Trust fund for bond redemption	—	(87,225)
Proceeds from sale of assets from discontinued operations	133	25,150
Other	(4,194)	8,238

Net cash flow used for investing activities	(124,155)	(238,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	179,000	18,500
Short-term borrowings and payments—net	149,005	105,484
Dividends paid on common stock	(41,080)	(38,783)
Repayment of long-term debt	(601,488)	(40,325)
Other	2,752	1,553

Net cash flow (used for) provided by financing activities	(311,811)	46,429

Net Decrease in Cash and Cash Equivalents	(209,585)	(10,277)
Cash and Cash Equivalents at Beginning of Period	228,779	77,566

Cash and Cash Equivalents at End of Period	$19,194	$67,289

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid, net of amounts capitalized	$72,367	$46,439
Income taxes paid	$6,767	$—

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. The condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor and El Dorado (principally NAC). All significant intercompany accounts and transactions between the consolidated companies have been eliminated. Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have reclassified certain prior year amounts to conform to the current year presentation (see Note 10).

2. Our unaudited condensed consolidated financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature. We suggest that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read along with the consolidated financial statements and notes to consolidated financial statements included in our 2003 Form 10-K.

3. Weather conditions cause significant seasonal fluctuations in our revenues. In addition, trading and wholesale marketing activities can have significant impacts on our results for interim periods. Consequently, results for interim periods do not necessarily represent results to be expected for the year.

4. On February 2, 2004, we used proceeds from the $165 million Floating Rate Notes issued on November 12, 2003 and short term borrowings to pay down the maturing $215 million 4.5% Senior Notes due 2004.

     On February 15, 2004, $125 million of APS’ 5.875% Notes due 2004, were redeemed at maturity and on March 1, 2004, $80 million of APS First Mortgage Bonds, 6.625% Series due 2004, were redeemed at maturity. APS used cash from operations and short-term debt to redeem the maturing debt.

     On March 31, 2004, the Navajo County, Arizona Pollution Control Corporation issued $166 million of variable interest rate pollution control bonds, 2004 Series A-E, due 2034. The bonds were issued to refinance $166 million of outstanding pollution control bonds. These bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and the Navajo County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets.

     Also on March 31, 2004, Coconino County, Arizona Pollution Control Corporation issued $13 million of variable interest rate pollution control bonds, 2004 Series A, due 2034. The bonds were issued to refinance $13 million of outstanding pollution control bonds. These bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and Coconino County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets.

     At March 31, 2004, APS had $387 million of pollution control bonds under which interest rates are reset on a daily or annual basis. The holders of these bonds have the right to cause APS to purchase their bonds on the applicable reset date if the bonds are not remarketed; therefore, $337 million of such bonds are classified as current maturities of long-term debt. The remaining $50 million is classified as long-term as APS has the intent and ability, demonstrated by credit agreements in place that extend for more than one year, to refinance any bonds that APS is required to purchase.

     The following is a list of payments due on total long-term debt and capitalized lease requirements as of March 31, 2004:

•	$341 million in 2004;

•	$569 million in 2005;

•	$395 million in 2006;

•	$2 million in 2007;

•	$8 million in 2008; and

•	$1,597 million thereafter.

5. Regulatory Matters

Electric Industry Restructuring

State

     Overview

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

agreement. In addition, the 1999 Settlement Agreement states that APS has demonstrated that its allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value (in 1999 dollars). The 1999 Settlement Agreement also states that APS will not be allowed to recover $183 million net present value (in 1999 dollars) ($234 million pre-tax) of the $533 million. The 1999 Settlement Agreement provides that APS will have the opportunity to recover $350 million net present value (in 1999 dollars) through a competitive transition charge that will remain in effect through December 31, 2004, at which time it will terminate. The costs subject to recovery under the adjustment clause described above will be decreased or increased by any over/under-recovery of the $350 million due to sales volume variances. As discussed below under “APS General Rate Case and Retail Rate Adjustment Mechanisms,” APS is seeking to recover amounts written off by APS as a result of the 1999 Settlement Agreement.

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

     ACC Financing Order

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

     APS General Rate Case and Retail Rate Adjustment Mechanisms

     As noted above, on June 27, 2003, APS filed a general rate case with the ACC and requested a $175.1 million, or 9.8%, increase in its annual retail electricity revenues, intended to become effective July 1, 2004. In this rate case, APS updated its cost of service and rate design.

     Major Components of the Request The major reasons for the request include:

•	complying with the provisions of the 1999 Settlement Agreement;

•	incorporating significant increases in fuel and purchased power costs, including results of purchases through the ACC’s Track B procurement process;

•	recognizing changes in APS’ cost of service, cost allocation and rate design;

•	obtaining rate recognition of the PWEC Dedicated Assets;

•	recovering $234 million written off by APS as a result of the 1999 Settlement Agreement; and

•	recovering restructuring and compliance costs associated with the Rules.

     Requested Rate Increase The requested rate increase totals $175.1 million, or 9.8%, and is comprised of the following items (dollars in millions):

	Annual Revenue	Percent
Increase in base rates	$166.8	9.3%
Rules compliance charge	8.3	0.5%

Total increase	$175.1	9.8%

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

     On November 4, 2003, the ACC approved the issuance of an order which authorizes a rate adjustment mechanism allowing APS to recover changes in purchased power costs (but not changes in fuel costs) incurred after July 1, 2004. The other rate adjustment mechanisms authorized in the 1999 Settlement Agreement (such as the costs associated with complying with the Rules) were also tentatively approved for subsequent implementation in the general rate case. The provisions of this order will not become effective until there is a final order in the general rate case, and the ACC further reserved the right to amend, modify or reconsider, in its entirety, this November 4 order during the rate case.

     Testimony On February 3, 2004, the following parties filed their initial written testimony with the ACC on all issues except cost of service (i.e., cost allocation among customer classes) and rate design:

•	the ACC “litigation” staff;

•	the Arizona Residential Utility Consumers Office (“RUCO”), an office established by the Arizona legislature to represent the interests of residential utility consumers before the ACC; and

•	other approved rate case interveners.

     ACC Staff Recommendations In its filed testimony, the ACC staff recommended, among other things, that the ACC:

•	decrease APS’ annual retail electricity revenues by at least $142.7 million, which would result in a rate decrease of approximately 8%, based on a 9% return on equity;

•	not allow the PWEC Dedicated Assets to be included in APS’ rate base;

•	not allow APS to recover any of the $234 million pretax written off as a result of the 1999 Settlement Agreement; and

•	not implement any adjustment mechanisms for fuel and purchased power.

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

     RUCO Recommendations In its filed testimony, RUCO recommended, among other things, that the ACC:

•	decrease APS’ annual retail electricity revenues by $53.6 million, which would result in a rate decrease of approximately 2.84%, based on a 9.5% return on equity;

•	not allow the PWEC Dedicated Assets to be included in APS’ rate base;

•	not allow APS to recover any of the $234 million pretax written off as a result of the 1999 Settlement Agreement; and

•	not implement any adjustment mechanisms for fuel and purchased power.

     APS believes that its rate request is necessary to ensure APS’ continued ability to reliably serve one of the fastest growing regions in the country and views any ultimate decision that would deny recovery of the Company’s investment in the PWEC Dedicated Assets as constituting a regulatory “taking.” APS will vigorously oppose the recommendations of the ACC staff, RUCO, and other parties offering similar recommendations.

     Estimated Timeline APS has asked the ACC to approve the requested rate increase by July 1, 2004. Hearings on the rate case were previously scheduled to begin on May 25, 2004. On April 15, 2004, the ACC ALJ issued a procedural order revising the schedule and timing of the rate case. On April 29, 2004, the ACC ALJ issued an order staying the existing procedural schedule for 30 days while the parties discuss settlement. The ALJ scheduled a procedural conference on May 26, 2004, to determine whether the stay should be extended or a new procedural schedule and hearing date established. Based on these two recent procedural orders, hearings should begin no earlier than early August 2004.

     Request for Proposals

     In early December 2003, APS issued a request for proposals (“RFP”) for long-term power supply resources, and on January 8, 2004, an ACC ALJ issued an order requiring, among other things, APS to file a summary of the proposals with the ACC. On January 27, 2004, APS filed a summary of the proposals with the ACC. APS is negotiating with certain of the parties that submitted proposals.

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

6. Retirement Plans and Other Benefits

     Pinnacle West sponsors a qualified defined benefit pension plan, a non-qualified supplemental excess benefit retirement plan, and other postretirement benefits for the employees of Pinnacle West and our subsidiaries.

     On December 8, 2003, the President signed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). One feature of the Act is a government subsidy of prescription drug costs. We have not yet quantified the effect, if any, on accumulated projected benefit obligations or the net periodic postretirement benefit cost in our financial statements and accompanying notes. Specific accounting guidance for this subsidy, including transition rules, is pending.

     The following table provides details of the plans’ benefit costs for the three months ended March 31, 2004 and 2003. Also included is the portion of these costs charged to expense, including administrative costs and excluding amounts billed to electric plant participants or amounts capitalized as overhead construction (dollars in thousands):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost-benefits earned during the period	$10,603	$8,664	$4,779	$3,780
Interest cost on benefit obligation	20,927	17,701	7,825	7,191
Expected return on plan assets	(20,376)	(14,962)	(5,622)	(4,473)
Amortization of:
Transition (asset)/obligation	(804)	(743)	703	716
Prior service cost/(credit)	629	552	(23)	(29)
Net actuarial loss	4,246	4,171	2,764	2,315

Net periodic benefit cost	$15,225	$15,383	$10,426	$9,500

Portion of cost charged to expense	$6,851	$6,922	$4,691	4,275

Contributions

     The Pension Stability Act was signed into law on April 10, 2004. Under this new legislation, our required pension contribution in 2004 is $35 million. We are currently evaluating whether any additional contributions will be made to our pension plans in 2004. We have not yet made any 2004 contributions to our pension plans or other postretirement benefit plans.

7. Business Segments

     We have three principal business segments (determined by services and the regulatory environment):

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

     The amounts in our other segment include activities principally related to El Dorado’s investment in NAC, as well as the parent company and APS Energy Services’ non-commodity activities. Financial data for the Company’s business segments follows (dollars in millions):

	Three Months
	Ended
	March 31,
	2004	2003
Operating Revenues:
Regulated electricity	$415	$380
Marketing and trading	88	117
Real estate	52	41
Other	19	15

Total	$574	$553

Net Income:
Regulated electricity	$17	$9
Marketing and trading	10	7
Real estate (a)	2	6
Other	1	3

Total	$30	$25

(a)	Real estate net income includes income from discontinued operations (net of income taxes) in the following amounts: $0.4 million for the three months ended March 31, 2004 and $5 million for the three months ended March 31, 2003. See Note 19 for further discussion of our real estate activities.

	As of	As of
	March 31, 2004	December 31, 2003
Assets:
Regulated electricity	$8,213	$8,405
Marketing and trading	739	680
Real estate	398	424
Other	25	27

Total	$9,375	$9,536

8. Accounting Matters

     See the following Notes for information about new accounting standards and other accounting matters:

•	Note 9 for FASB interpretation (FIN No. 46R) related to variable interest entities;

•	Note 10 for EITF issue (EITF 03-11) and DIG Issue No. C15 related to accounting for derivatives and energy trading contracts; and

•	Note 13 for accounting standard (SFAS No. 143) on asset retirement obligations.

9. Variable Interest Entities

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

     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of March 31, 2004, APS would have been required to assume approximately $268 million of debt and pay the equity participants approximately $200 million.

     In the first quarter of 2004, we adopted FIN No. 46R for all other contractual arrangements. There was no impact to our financial statements.

10. Derivative Instruments and Energy Trading Activities

     We are exposed to the impact of market fluctuations in interest rates and in the commodity price and transportation costs of electricity, natural gas, coal and emissions allowances. We manage risks associated with these market fluctuations by utilizing various instruments that qualify as derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. As part of our overall risk management program, we use such instruments to hedge our exposure to changes in interest rates and to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged transactions. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

     We adopted EITF 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not ‘Held for Trading Purposes’ As Defined in Issue No. 02-3,” effective October 1, 2003. EITF 03-11 provides guidance on whether realized gains and losses on physically settled derivative contracts that are not held for trading purposes should be reported on a net or gross basis. The EITF concludes that such classification is a matter of judgment that depends on the relevant facts and circumstances. In the electricity business, some contracts to purchase energy are settled by netting against other contracts to sell energy. This netting process is referred to as “book-out” and usually occurs in contracts that have the same terms (quantities and delivery points) and for which power does not flow. These book-outs reduced both revenues and purchased power and fuel costs in 2003 but did not impact our financial condition, net income or cash flows.

     In November 2003, the FASB revised its derivative guidance in DIG Issue No. C15, “Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity.” Effective January 1, 2004, the new guidance changes the criteria for the normal purchases and sales scope exception for electricity contracts. This guidance did not have a material impact on our financial statements.

Cash Flow Hedges

     The changes in the fair value of our hedged positions included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2004 and 2003 were comprised of the following (dollars in thousands):

	Three Months Ended
	March 31,
	2004	2003
Gains on the ineffective portion of derivatives qualifying for hedge accounting	$1,384	$2,778
Gains from the change in options’ time value excluded from measurement of effectiveness	80	—
Gain from the discontinuance of cash flow hedges	1,137	—

     As of March 31, 2004, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions was approximately five years. During the twelve months ending March 31, 2005, we estimate that a net gain of $37 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect on earnings of market price changes for the related hedged transactions.

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

     The following table summarizes our assets and liabilities from risk management and trading activities at March 31, 2004 and December 31, 2003 (dollars in thousands):

March 31, 2004

	Current		Current	Other	Net Asset/
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated Electricity:
Mark-to-market	$70,539	$15,268	$(38,305)	$(872)	$46,630
Options at cost and margin account	—	9,539	(18,856)	—	(9,317)
Marketing and Trading:
Mark-to-market	80,982	149,115	(42,754)	(94,473)	92,870
Emission allowances – at cost	—	1,269	(8,686)	(16,653)	(24,070)

Total	$151,521	$175,191	$(108,601)	$(111,998)	$106,113

December 31, 2003

	Current		Current	Other	Net Asset/
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated Electricity:
Mark-to-market	$44,079	$5,900	$(47,268)	$(3,028)	$(317)
Options	—	12,101	—	—	12,101
Marketing and Trading:
Mark-to-market	53,551	116,363	(37,023)	(63,398)	69,493
Emission allowances – at cost	—	4,582	(8,464)	(16,304)	(20,186)

Total	$97,630	$138,946	$(92,755)	$(82,730)	$61,091

     Cash or other assets may be required to serve as collateral against our open positions on certain energy-related contracts. Collateral provided to counterparties was $1 million at March 31, 2004 and $1 million at December 31, 2003, and is included in investments and other assets on the Condensed Consolidated Balance Sheets. Collateral provided to us by counterparties was $29 million at March 31, 2004 and $12 million at December 31, 2003, and is included in other deferred credits on the Condensed Consolidated Balance Sheets.

     Credit Risk

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including two counterparties for which a worst case exposure represented approximately 28% of our $327 million of risk management and trading assets as of March 31, 2004. Our risk management process assesses and monitors the financial exposure of these and all other counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, including the counterparties noted above, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

Fair Value Hedges

     On January 29, 2004, we entered into two fixed-for-floating interest rate swap transactions on our $300 million 6.4% senior note. The purpose of these hedges is to protect against significant fluctuations in fair value of our debt. Our interest rate swaps are considered to be fully effective with any resulting gains or losses on the derivative offset by a similar loss or gain amount on the underlying fair value of debt. The fair value of the interest rate swaps was $2.9 million at March 31, 2004 and is included in other assets with the corresponding offset in long-term debt less current maturities on the Condensed Consolidated Balance Sheets.

11. Comprehensive Income

     Components of comprehensive income for the three months ended March 31, 2004 and 2003, are as follows (dollars in thousands):

	Three Months
	Ended March 31,
	2004	2003
Net income	$30,156	$25,298
Other comprehensive income:
Minimum pension liability adjustment, net of tax	—	31
Unrealized gain on derivative instruments, net of tax (a)	28,886	15,806
Reclassification of realized gain to income, net of tax (b)	(98)	(4,351)

Total other comprehensive income	28,788	11,486

Comprehensive income	$58,944	$36,784

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and gas requirements to serve Native Load.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized for contracted commodities delivered during the period.

12. Commitments and Contingencies

Palo Verde Nuclear Generating Station - Spent Fuel and Waste Disposal

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

     On March 26, 2003, FERC made public a Final Report on Price Manipulation in Western Markets, prepared by its Staff and covering spot markets in the West in 2000 and 2001. The report stated that a significant number of entities who participated in the California markets during the 2000-2001 time period, including APS, may potentially have been involved in arbitrage transactions that allegedly violated certain provisions of the ISO tariff. After reviewing the matter, along with the data supplied by APS, the FERC staff moved to dismiss the claims against APS and to dismiss the proceeding. The motion to dismiss was granted by the FERC on January 22, 2004. Certain parties have sought rehearing of this order, and that request is pending.

     PG&E filed for bankruptcy protection in 2001. In the fourth quarter of 2003, the CPUC and the Bankruptcy Court accepted PG&E’s plan of reorganization. The plan indicated that PG&E would, at the close of bankruptcy proceedings, be able to pay in full all outstanding, undisputed debts. PG&E emerged from bankruptcy protection on April 12, 2004 and settled all outstanding, undisputed debts with us.

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

     APS was also named in a lawsuit regarding wholesale contracts in California, which, after moving to state court, has been removed to the federal court for a second time. James Millar, et al. v. Allegheny Energy Supply, et al., San Francisco Superior Court, Case No. 407867, U.S. District Court (Northern District) C-04-0519 SBA. The First Amended Complaint alleges basically that the contracts entered into were the result of an unfair and unreasonable market, in violation of California unfair competition laws. The PX has filed a lawsuit against the State of California regarding the seizure of forward contracts and the State has filed a cross complaint against APS and numerous other PX participants. Cal PX v. The State of California, Superior Court in and for the County of Sacramento, JCCP No. 4203. Various motions continue to be filed, and we currently believe these claims will have no material adverse impact on our financial position, results of operations or liquidity.

Natural Gas Supply

     APS and Pinnacle West Energy purchase the majority of their natural gas requirements for their gas-fired plants under contracts with a number of natural gas suppliers. Pursuant to the terms of a comprehensive settlement entered into in 1996 with El Paso Natural Gas Company, the rates charged for transportation are subject to a rate moratorium through December 31, 2005.

     On July 9, 2003 the FERC issued an order that altered the contractual obligations and the rights of parties to the 1996 settlement. In order for APS and Pinnacle West Energy to meet their natural gas supply and capacity requirements, we expect costs to increase by approximately $5 million per year for natural gas supply and by approximately $14 million per year for capacity. APS and Pinnacle West Energy have sought appellate review of the FERC’s July 9 order and related issues on the grounds that the FERC decision to abrogate the full requirements contracts is arbitrary and capricious and is not supported by substantial evidence. Arizona Public Service Company and Pinnacle West Energy Corporation v. Federal Energy Regulatory Commission, United States Court of Appeals for the District of Columbia Circuit, No. 03-1209. This petition for review was consolidated with a petition filed by the ACC and other full requirements contract holders. Arizona Corporation Commission et al v. Federal Energy Regulatory Commission, United States Court of Appeals for the District of Columbia Circuit, No. 03-1206. We are continuing to analyze the market to determine the most favorable source and method of meeting our natural gas requirements.

Environmental Matters — Superfund

     On September 3, 2003, the EPA advised APS and Pinnacle West that the EPA considers APS and Pinnacle West to be a “potentially responsible party” in the Motorola 52nd Street Superfund Site, Operable Unit 3 (OU3) in Phoenix, Arizona. APS has facilities that are within this superfund site. Liability under Superfund is strict, joint and several. The Company and APS are currently negotiating with the EPA regarding the performance of remedial investigation activities of the APS facilities. Because the ultimate remediation requirements are not yet finalized, we cannot currently estimate the expenditures which may be required.

13. Asset Retirement Obligations

     On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. The standard requires that these liabilities be recognized at fair value as incurred and capitalized as part of the related tangible long-lived assets. On January 1, 2003, APS recorded a liability of $219 million for its asset retirement obligations, including the accretion impacts; a $67 million increase in the carrying amount of the associated assets; and a net reduction of $192 million in accumulated depreciation related primarily to the reversal of previously recorded accumulated decommissioning and other removal costs related to these obligations. Additionally, APS recorded a net regulatory liability of $40 million for the asset retirement obligations related to its regulated assets. This regulatory liability represents the difference between the amount currently being recovered in regulated rates and the amount calculated under SFAS No. 143. APS believes it can recover in regulated rates the transition costs and ongoing current period costs calculated in accordance with SFAS No. 143. The adoption of SFAS No. 143 did not have a material impact on our net income for the three months ended March 31, 2004 and March 31, 2003.

14. Nuclear Insurance

     The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. The Price Anderson Act currently limits the combined public liability of nuclear reactor owners to $10.76 billion for claims that could arise from a single nuclear incident. The Palo Verde participants purchase the maximum available commercial insurance of $300 million. The balance of the $10.46 billion is provided by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $101 million, subject to an annual limit of $10 million per incident. Based on APS’ interest in the three Palo Verde units, APS’ maximum potential assessment per incident for all three units is approximately $88 million, with an annual payment limitation of approximately $9 million.

     The Palo Verde participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. APS has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). APS is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The estimated maximum amount of retrospective assessments APS could incur under the current NEIL policies totals $16 million. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

15. Stock-Based Compensation

     Pinnacle West offers stock-based compensation plans for officers and key employees of the Company and our subsidiaries. In 2002, we began applying the fair value method of accounting for stock-based compensation, as provided for in SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the transition requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-

Based Compensation – Transition and Disclosure,” we applied the fair value method prospectively, beginning with 2002 stock grants. In prior years, we recognized stock compensation expense based on the intrinsic value method allowed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”

     The following chart compares our net income, stock compensation expense and earnings per share for the three months ended March 31, 2004 and 2003 to what those items would have been if we had recorded stock compensation expense based on the fair value method for all stock grants through March 31, 2004 (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net income, as reported	$30,156	$25,298
Add: Stock compensation expense included in reported net income (net of tax)	401	152
Deduct: Total stock compensation expense determined under fair value method (net of tax)	767	452

Pro forma net income	$29,790	$24,998

Earnings per share – basic:
As reported	$0.33	$0.28
Pro forma	$0.33	$0.27
Earnings per share – diluted:
As reported	$0.33	$0.28
Pro forma	$0.33	$0.27

16. Other Income and Other Expense

     The following table provides detail of other income and other expense for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Other income:
Interest income	$3,802	$713
Asset sales	3,651	281
Investment gains – net	2,218	1,279
SunCor joint venture earnings	1,185	3,244
Miscellaneous	556	204

Total other income	$11,412	$5,721

Other expense:
Non-operating costs (a)	$(2,802)	$(2,888)
Asset sales	(2,139)	(650)
Miscellaneous	(1,004)	(659)

Total other expense	$(5,945)	$(4,197)

(a)	As defined by the FERC, includes below-the-line non-operating utility costs (primarily community relations and other).

17. Guarantees

     We have issued parental guarantees and letters of credit and obtained surety bonds on behalf of our unregulated subsidiaries. Our parental guarantees related to Pinnacle West Energy consist of equipment and performance guarantees related to our generation construction program, transmission service guarantees for West Phoenix Unit 5 and long-term service agreement guarantees for new power plants. Our credit support instruments enable APS Energy Services to offer commodity energy and energy-related products and enable El Dorado to support the activities of NAC. Non-performance or payment under the original contract by our unregulated subsidiaries would require us to perform under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s guarantees on behalf of its subsidiaries. Our guarantees have no recourse (except NAC) or collateral provisions to allow us to recover amounts paid under the guarantee. The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at March 31, 2004 are as follows (dollars in millions):

	Guarantees		Surety Bonds
		Term		Term
	Amount	(in years)	Amount	(in years)
Parental:
Pinnacle West Energy	$62	1 to 2	$—	—
APS Energy Services	16	1 to 2	38	1
El Dorado (NAC)	40	1 to 2	—	—

Total	$118		$38

     At March 31, 2004, we had entered into approximately $40 million of letters of credit which support various construction agreements. These letters of credit expire in 2004 and 2005. We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required. Pinnacle West has approximately $3 million of letters of credit related to workers’ compensation expiring in 2004.

     APS has entered into various agreements that require letters of credit for financial assurance purposes. At March 31, 2004, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million. See Note 4 for more information. The letters of credit are available to fund the payment of principal and interest of such debt obligations. These letters of credit have expiration dates in 2004 and 2005. APS has also entered into approximately $107 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 9 for further details on the Palo Verde sale leaseback transactions). These letters of credit expire in 2005. Additionally, APS has approximately $5 million of letters of credit related to counterparty collateral requirements expiring in 2004. APS intends to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.

     We provide indemnifications relating to liabilities arising from or related to certain of our agreements. APS has provided indemnifications to the equity participants and other parties in the Palo Verde sale leaseback transactions with respect to certain tax matters. Generally, a maximum obligation is not explicitly stated in the indemnifications and therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Based on historical experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnifications is likely and therefore no related liability has been recorded.

18. Earnings Per Share

     The following table presents earnings per weighted average common share outstanding for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
Basic earnings per share:
Income from continuing operations	$0.33	$0.22
Income from discontinued operations	—	0.06

Earnings per share – basic	$0.33	$0.28

Diluted earnings per share:
Income from continuing operations	$0.33	$0.22
Income from discontinued operations	—	0.06

Earnings per share – diluted	$0.33	$0.28

     The following table reconciles weighted-average common shares outstanding – basic to weighted-average common shares outstanding – diluted that are used in the earnings per share calculation in the Condensed Consolidated Statements of Income for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months
	Ended March 31,
	2004	2003
Weighted-average common shares outstanding – basic	91,294	91,256
Dilutive shares	82	103

Weighted-average common shares outstanding – diluted	91,376	91,359

     Options to purchase 2,381,699 shares of common stock at March 31, 2004 were outstanding but were not included in the computation of earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase shares of common stock that were not included in the computation of diluted earnings per share were 2,245,211 shares at March 31, 2003.

19. Real Estate Activities – Discontinued Operations

     In the first quarter of 2003, SunCor sold its water utility company, which resulted in an after tax gain of $5 million ($8 million pretax) or $0.06 per diluted share. The amounts of the gain on the sale and operating income of the water utility company in the current and prior periods are classified as discontinued operations on our Condensed Consolidated Statements of Income.

20. Subsequent Event

     In April 2004, the Phoenix Suns Limited Partnership, in which El Dorado holds limited partnership interests, approved the sale of the partnership’s assets to a new investor group. The transaction, which is expected to close by June 30, 2004, is subject to various approvals, including National Basketball Association approval. We currently estimate the transaction will result in a gain for El Dorado of approximately $20 million after income taxes.

PINNACLE WEST CAPITAL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     We suggest this section be read along with the 2003 Form 10-K. Throughout this Item, we refer to specific “Notes” in the Notes to Condensed Consolidated Financial Statements in this report. These Notes add further details to the discussion. Operating statistics for the three months ended March 31, 2004 and 2003 are available on our website (www.pinnaclewest.com).

Overview

     We own all of the outstanding common stock of APS. APS is a vertically-integrated electric utility that provides either retail or wholesale electric service to most of the state of Arizona. Through its marketing and trading division, APS also generates, sells and delivers electricity to wholesale customers in the western United States. APS has historically accounted for a substantial part of our revenues and earnings. Growth in APS’ service territory is about three times the national average and remains a fundamental driver of our revenues and earnings.

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

     We believe APS’ general rate case pending before the ACC is the key issue affecting our outlook. See Note 5 in Item 1 for a detailed discussion of this rate case. Other factors affecting our past and future financial results include customer growth; purchased power and fuel costs; operations and maintenance expenses, including those relating to plant outages; weather variations; depreciation and amortization expenses, which are affected by net additions to existing utility plant and other property and changes in regulatory asset amortization; and the expected performance of our subsidiaries, SunCor and El Dorado.

EARNINGS CONTRIBUTIONS BY SUBSIDIARY AND BUSINESS SEGMENTS

     We have three principal business segments (determined by services and the regulatory environment):

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

     The following table summarizes net income and segment details for the three months ended March 31, 2004 and the comparable prior year period for Pinnacle West and each of our subsidiaries (dollars in millions):

			Regulated		Marketing and
Three months ended	Total		Electricity		Trading		Real Estate (a)		Other
March 31,	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
APS(b)	$33	$16	$38	$14	$(5)	$2	$—	$—	$—	$—
Pinnacle West Energy (b)(c)	(18)	5	(28)	6	10	(1)	—	—	—	—
APS Energy Services	2	8	—	—	1	6	—	—	1	2
SunCor	2	1	—	—	—	—	2	1	—	—
El Dorado (c)	—	3	—	—	—	—	—	—	—	3
Parent company (c)	11	(13)	7	(11)	4	—	—	—	—	(2)

Income from continuing operations	30	20	17	9	10	7	2	1	1	3
Discontinued operations – net of income tax expense	—	5	—	—	—	—	—	5	—	—

Net income	$30	$25	$17	$9	$10	$7	$2	$6	$1	$3

(a)	See Note 19.

(b)	Consistent with APS’ October 2001 ACC filing, APS entered into contracts with its affiliates to buy power through June 2003. The contracts reflected prices based on the fully-dispatchable dedication of the Pinnacle West Energy generating assets to APS’ Native Load customers (customers receiving power under traditional cost-based rate regulation). Beginning July 1, 2003, under the ACC Track B Order, APS was required to solicit bids for certain estimated capacity and energy requirements. Pinnacle West Energy bid on and entered into a contract to supply most of these purchase power requirements in summer months through September 2006. See “Track B Order” in Note 5 for more information.

(c)	Pinnacle West Energy’s net income in 2004 and El Dorado’s net income (loss) are reported before income taxes. The income tax expense or benefit for these subsidiaries is recorded at the parent company.

Results of Operations

     General

     Throughout the following explanations of our results of operations, we refer to “gross margin.” With respect to our regulated electricity segment and our marketing and trading segment, gross margin refers to electric operating revenues less purchased power and fuel costs. Our real estate segment gross margin refers to real estate revenues less real estate operations costs of SunCor. Other gross margin refers to other operating revenues less other operating expenses, which primarily includes El Dorado’s investment in NAC and APS Energy Services’ non-commodity activities. Other gross margin also includes amounts related to APS Energy Services’ energy consulting services. In addition, we have reclassified certain prior period amounts to conform to our current period presentation.

Operating Results – Three-month period ended March 31, 2004 compared with the three-month period ended March 31, 2003

     Our consolidated net income for the three-months ended March 31, 2004 was $30 million compared with $25 million for the prior year period. The $5 million increase in the period-to-period comparison reflects the following changes in earnings by segment:

•	Regulated Electricity Segment – Net income increased approximately $8 million primarily due to customer growth and favorable weather; lower regulatory asset amortization; and lower purchased power and fuel costs resulting from lower hedged gas and power prices. These positive factors were partially offset by higher costs related to a new power plant placed in service in mid-2003; higher replacement power costs from plant outages due to higher market prices and more unplanned outages; a retail electricity price reduction; higher operations and maintenance costs related to higher customer service costs; and higher depreciation expense related to increased delivery and other assets.

•	Marketing and Trading Segment – Net income increased approximately $3 million primarily due to higher forward prices for wholesale electricity, partially offset by lower margins in California of APS Energy Services.

•	Real Estate Segment – Net income decreased approximately $4 million primarily due to the 2003 gain on the sale of SunCor’s water utility company, which was reported as discontinued operations.

     Additional details on the major factors that increased (decreased) income from continuing operations and net income are contained in the following table (dollars in millions).

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Higher retail sales volumes due to customer growth, excluding weather effects	$13	$8
Effects of weather on retail sales	11	7
Decreased purchased power and fuel costs due to lower hedged gas and power prices	8	5
Higher replacement power costs from plant outages due to higher market prices and more unplanned outages	(9)	(5)
Retail electricity price reduction effective July 1, 2003	(6)	(4)
Miscellaneous factors, net	(1)	(1)

Net increase in regulated electricity segment gross margin	16	10

Marketing and trading segment gross margin:
Higher mark-to-market gains for future delivery due to higher forward prices for wholesale electricity	11	7
Lower competitive retail unit margins in California by APS Energy Services	(8)	(5)
Lower realized margins on wholesale sales primarily due to lower prices and lower volumes	(1)	(1)

Net increase in marketing and trading segment gross margin	2	1

Net increase in regulated electricity and marketing and trading segments’ gross margins	18	11
Lower income primarily due to an NAC contract settlement in 2003	(4)	(2)
Higher operations and maintenance expense primarily due to higher customer service costs and new power plants in service	(6)	(4)
Higher interest expense and lower capitalized interest primarily related to new power plants in service	(6)	(3)
Depreciation and amortization decreases (increases):
New power plants in service	(4)	(2)
Increased delivery and other assets	(5)	(3)
Decreased regulatory asset amortization	13	8
Higher other income net of other expense primarily due to interest income and other	4	2
Miscellaneous items, net	2	3

Net increase in income from continuing operations	$12	10

Discontinued operations related to the first quarter of 2003		(5)

Net increase in net income		$5

     The increase in net costs related to a new power plant placed in service in mid 2003 by Pinnacle West Energy totaled approximately $7 million after income taxes in the three months ended March 31, 2004 compared with the prior-year period.

Regulated Electricity Segment Revenues

     Regulated electricity segment revenues were $35 million higher for the three-months ended March 31, 2004 compared with the prior year period, primarily as a result of:

•	a $23 million increase in retail revenues related to customer growth and higher average usage, excluding weather effects;

•	an $18 million increase in retail revenues related to weather; and

•	a $6 million decrease in retail revenues related to a reduction in retail electricity prices.

Marketing and Trading Segment Revenues

     Marketing and trading segment revenues were $28 million lower for the three-months ended March 31, 2004 compared with the prior year period, primarily as a result of:

•	a $34 million decrease from generation sales other than Native Load primarily due to lower prices and sales volumes;

•	$3 million of lower realized wholesale revenues primarily due to lower prices and lower volumes;

•	a $2 million decrease from lower competitive retail sales in California by APS Energy Services; and

•	$11 million in higher mark-to-market gains for future-period deliveries primarily as a result of higher forward prices for wholesale electricity.

Real Estate Segment Revenues

     Real estate segment revenues were $11 million higher for the three months ended March 31, 2004 compared with the prior-year period primarily as a result of increased sales of residential and commercial property and land related to SunCor’s effort to accelerate asset sales.

Other Revenues

     Other revenues were $3 million higher for the three-months ended March 31, 2004 compared with the prior year period primarily due to higher APS Energy Services non-commodity revenues, partially offset by lower revenues related to NAC due to a contract settlement in 2003.

Liquidity and Capital Resources

     Capital Expenditure Requirements

     The following table summarizes the actual capital expenditures for the three months ended March 31, 2004 and estimated capital expenditures for the next three years (dollars in millions):

	Three Months
	Ended March 31,	Estimated
	2004	2004	2005	2006
APS
Delivery	$72	$309	$390	$453
Generation (a)	26	107	160	200
Other(b)	—	20	30	18

Subtotal	98	436	580	671
Pinnacle West Energy (a) (c)	10	61	16	18
SunCor (d)	12	83	27	17
Other (e)	4	1	—	—

Total	$124	$581	$623	$706

(a)	As discussed in Note 5 under “APS General Rate Case and Retail Rate Adjustment Mechanisms,” as part of its general rate case, APS has requested rate base treatment of the PWEC Dedicated Assets. Pinnacle West Energy actual capital expenditures related to PWEC Dedicated Assets are estimated to be $15 million in 2004, $14 million in 2005 and $14 million in 2006.

(b)	Primarily information systems and facilities projects.

(c)	See “Capital Needs and Resources by Company – Pinnacle West Energy” below for further discussion of Pinnacle West Energy’s generation construction program. These amounts do not include an expected reimbursement by SNWA of about $100 million (plus capitalized interest), based upon SNWA’s agreement to purchase a 25% interest in the Silverhawk project upon completion in 2004.

(d)	Consists primarily of capital expenditures for land development and retail and office building construction reflected in “Real estate investments” on the Condensed Consolidated Statements of Cash Flows.

(e)	Primarily related to the parent company and APS Energy Services.

     Delivery capital expenditures are comprised of T&D infrastructure additions and upgrades, capital replacements, new customer construction and related information systems and facility cost. Examples of the types of projects included in the forecast include T&D lines and substations, line extensions to new residential and commercial developments and upgrades to customer information systems. Major transmission projects are driven by strong regional customer growth. APS will begin major projects each year for the next several years, and expects to spend about $200 million on major transmission projects during the 2004 to 2006 time frame. These amounts are included in “APS-Delivery” in the table above. Completion of these projects will stretch from 2005 through at least 2008.

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

     Contractual Obligations

     Our future contractual obligations have not changed materially from the amounts disclosed in Part II, Item 7 of the 2003 Form 10-K with the following exceptions that occurred in the three months ended March 31, 2004:

•	Our short-term debt increased approximately $150 million to fund current maturities of long-term debt and provide for other cash needs.

•	Our purchased power and fuel commitments increased approximately $68 million with respect to 2004 repayment obligations.

•	See Note 4 for a list of payments due on total long-term debt and capitalized lease requirements.

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

     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of March 31, 2004, APS would have been required to assume approximately $268 million of debt and pay the equity participants approximately $200 million.

     In the first quarter of 2004, we adopted FIN No. 46R for all other contractual arrangements. There was no impact to our financial statements.

     Guarantees and Letters of Credit

     We and certain of our subsidiaries have issued guarantees and letters of credit in support of our unregulated businesses. We have also obtained surety bonds on behalf of APS Energy Services. We have not recorded any liability on our Condensed Consolidated Balance Sheets with respect to these obligations. See Note 17 for additional information regarding guarantees and letters of credit.

     Credit Ratings

     The ratings of securities of Pinnacle West and APS as of May 5, 2004 are shown below and are considered to be “investment-grade” ratings. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’ securities and serve to increase those companies’ cost of and access to capital. It may also require additional collateral related to certain derivative instruments (see Note 10).

	Moody’s	Standard & Poor’s
Pinnacle West
Senior unsecured	Baa2	BBB-
Commercial paper	P-2	A-2
Outlook	Negative	Negative
APS
Senior unsecured	Baa1	BBB
Secured lease obligation bonds	Baa2	BBB
Commercial paper	P-2	A-2
Outlook	Negative	Negative

APS no longer has any senior secured debt. See “APS” below for a discussion of the termination of APS’ mortgage and deed of trust.

     Debt Provisions

     Pinnacle West’s and APS’ debt covenants related to their respective financing arrangements include a debt-to-total-capitalization ratio and an interest coverage test. Pinnacle West and APS comply with these covenants and each anticipates it will continue to meet these and other significant covenant requirements. The ratio of debt to total capitalization cannot exceed 65% for each of the Company and APS individually. At March 31, 2004, the ratio was approximately 52% for Pinnacle West. At March 31, 2004, the ratio was approximately 51% for APS. The provisions regarding interest coverage require a minimum cash coverage of two times the interest requirements for each of the Company and APS. The coverages were approximately 4 times for the Company, 4 times for the APS bank financing agreements and 36 times for the APS mortgage indenture at March 31, 2004. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.

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

     See Note 4 for further discussions.

     Capital Needs and Resources by Company

     Pinnacle West (Parent Company)

     Our primary cash needs are for dividends to our shareholders; interest payments and optional and mandatory repayments of principal on our long-term debt and equity infusions into our subsidiaries, primarily Pinnacle West Energy. The level of our common dividends and future dividend growth will be dependent on a number of factors including, but not limited to, payout ratio trends, free cash flow and financial market conditions.

     Our primary sources of cash are dividends from APS, external financings and cash distributions from our other subsidiaries, primarily SunCor. We expect SunCor to make cash distributions to the parent company of $80 to $100 million annually in 2004 and 2005 due to anticipated accelerated asset sales activity. As discussed in Note 5 under “ACC Financing Orders,” APS must maintain a common equity ratio of at least 40% and may not pay common dividends if the payment would reduce its common equity below that threshold. As defined in the Financing Order, common equity ratio is common equity divided by common equity plus long-term debt, including current maturities of long-term debt. At March 31, 2004, APS’ common equity ratio was approximately 48%.

     On February 2, 2004, we used proceeds from the $165 million Floating Rate Notes issued on November 12, 2003 and short term borrowings to pay down the maturing $215 million 4.5% Senior Notes due 2004.

     Pinnacle West sponsors a pension plan that covers employees of Pinnacle West and our subsidiaries. We contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of the fund assets and our pension obligation. APS and other subsidiaries fund their share of the pension contribution, of which APS represents approximately 89% of the total funding amounts described above. The assets in the plan are mostly domestic common stocks, bonds and real estate. Future year contribution amounts are dependent on fund performance and fund valuation assumptions. The Pension Stability Act was signed into law on April 10, 2004. As a result of this new legislation, our required pension contribution in 2004 is $35 million. We are currently evaluating whether any additional contributions will be made to our pension plans in 2004. We have not yet made any 2004 contributions to our pension plans or other postretirement benefit plans.

     APS

     APS’ capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt. See Note 5 for a discussion of the $500 million financing arrangement between APS and Pinnacle West Energy approved by the ACC in 2003.

     APS pays for its capital requirements with cash from operations and, to the extent necessary, external financings. APS has historically paid for its dividends to Pinnacle West with cash from operations. See “Pinnacle West (Parent Company)” above for a discussion of common equity ratio that APS must maintain in order to pay dividends to Pinnacle West.

     On February 15, 2004, $125 million of APS’ 5.875% Notes due 2004 were redeemed at maturity and on March 1, 2004, $80 million of APS’ First Mortgage Bonds, 6.625% Series due 2004 were redeemed at maturity. APS used cash from operations and short-term debt to redeem the maturing debt.

     On March 31, 2004, the Navajo County, Arizona Pollution Control Corporation issued $166 million of variable interest rate pollution control bonds, 2004 Series A-E, due 2034. The bonds were issued to refinance $166 million of outstanding pollution control bonds. These bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and the Navajo County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets.

     Also on March 31, 2004, Coconino County, Arizona Pollution Control Corporation issued $13 million of variable interest rate pollution control bonds, 2004 Series A, due 2034.

The bonds were issued to refinance $13 million of outstanding pollution control bonds. These bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and Coconino County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets.

     APS has elected to retire all first mortgage bonds issued by APS under its 1946 mortgage and deed of trust, including the first mortgage bonds securing APS senior notes. During the second quarter 2004, APS expects to complete all steps necessary to terminate its existing mortgage and deed of trust and, as a result, will not be able to issue any additional first mortgage bonds under that mortgage.

     Although provisions in APS’ articles of incorporation and ACC financing orders establish maximum amounts of preferred stock and debt that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

     Pinnacle West Energy

     The costs of Pinnacle West Energy’s construction of 2,360 MW of generating capacity from 2000 through 2004 are expected to be about $1.4 billion, of which $1.36 billion has been incurred through March 31, 2004. This does not reflect the proceeds from an anticipated sale in 2004 to SNWA of a 25% interest in the 570 MW Silverhawk Combined Cycle Plant 20 miles north of Las Vegas, Nevada, which would equal about $100 million (plus capitalized interest) of Pinnacle West Energy’s cumulative capital expenditures in the project. SNWA has agreed to purchase a 25% interest in the project upon completion. Such purchase is subject to an appropriation of funds by SNWA. Pinnacle West Energy’s capital requirements are currently funded through capital infusions from Pinnacle West, which finances those infusions through debt and equity financings and internally-generated cash. See the capital expenditures table above for actual capital expenditures in the three months ended March 31, 2004 and projected capital expenditures for the next three years.

     See Note 5 for a discussion of the $500 million financing arrangement between APS and Pinnacle West Energy authorized by the ACC pursuant to the Financing Order.

     Other Subsidiaries

     During the past three years, SunCor funded its cash requirements with cash from operations and its own external financings. SunCor’s capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the capital expenditures table above for actual capital expenditures in the three months ended March 31, 2004 and projected capital expenditures for the next three years. SunCor expects to fund its capital requirements with cash from operations and external financings.

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

     APS Energy Services’ cash requirements during the past three years were funded with cash infusions from the parent company and with cash from operations. See the capital expenditures table above regarding APS Energy Services’ actual capital expenditures in the three months ended March 31, 2004 and projected capital expenditures for the next three years.

     Critical Accounting Policies

     In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. Our most critical accounting policies include the impacts of regulatory accounting and the determination of the appropriate accounting for our pension and other postretirement benefits, derivatives and mark-to-market accounting. There have been no changes to our critical accounting policies since our 2003 Form 10-K except for the impact of recent accounting pronouncements as discussed in Note 8. See “Critical Accounting Policies” in Item 7 of the 2003 Form 10-K for further details about our critical accounting policies.

     Other Accounting Matters

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

     APS General Rate Case

     We believe APS’ general rate case pending before the ACC is the key issue affecting our outlook. See Note 5 for a detailed discussion of this rate case.

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

     Generation Construction Program

     See “Liquidity and Capital Resources – Pinnacle West Energy” for information regarding Pinnacle West Energy’s generation construction program, which is nearing completion. The additional generation is expected to increase revenues, fuel expenses, operating expenses and financing costs.

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

     Customer Growth Customer growth in APS’ service territory averaged about 3.4% a year for the three years 2001 through 2003; we currently expect customer growth to average about 3.5% per year from 2004 to 2006. We currently estimate that total retail electricity sales in kilowatt-hours will grow 5.0% on average, from 2004 through 2006, before the retail effects of weather variations. The customer and sales growth referred to in this paragraph applies to Native Load customers. Customer growth for the three-month period ended March 31, 2004 compared with the prior year period was 3.4%.

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

     Subsidiaries In the case of SunCor, efforts to accelerate asset sales activities in 2003 were successful. A portion of these sales have been, and additional amounts may be required to be, reported as discontinued operations on our Condensed Consolidated Statements of Income. See Note 19 for further discussion. The annual earnings contribution from SunCor was $56 million after tax in 2003. We anticipate SunCor’s annual earnings contributions in 2004 and 2005 will be in the $30-$40 million range after tax.

     The annual earnings contribution from APS Energy Services is expected to be positive over the next several years due primarily to a number of retail electricity contracts in California. APS Energy Services had after tax earnings of $16 million in 2003.

     We expect SunCor and APS Energy Services to have combined earnings of approximately $10 million per year after tax beyond 2005.

     El Dorado’s historical results are not necessarily indicative of future performance. In addition, we do not currently expect material losses related to NAC in the future. In April 2004, the Phoenix Suns Limited Partnership, in which El Dorado holds limited partnership interests, approved the sale of the partnership’s assets to a new investor group. The transaction, which is expected to close by June 30, 2004, is subject to various approvals, including National Basketball Association approval. We currently estimate the transaction will result in a gain for El Dorado of approximately $20 million after income taxes.

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

     Interest Rate and Equity Risk

     Our major financial market risk exposure is to changing interest rates. Changing interest rates will affect interest paid or variable-rate debt and interest earned by our nuclear decommissioning trust fund. Our policy is to manage interest rates through the use of a combination of fixed rate and floating rate debt.

     On January 29, 2004, we entered into two fixed-for-floating interest rate swap transactions on our $300 million 6.4% senior note. These transactions qualify as fair value hedges under SFAS No. 133. See Note 10.

     Commodity Price Risk

     We are exposed to the impact of market fluctuations in interest rates and in the commodity price and transportation costs of electricity, natural gas, coal and emissions allowances. We manage risks associated with these market fluctuations by utilizing various instruments that qualify as derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. Our ERMC, consisting of officers and key management personnel, oversees company-wide energy risk management activities and monitors the results of marketing and trading activities to ensure compliance with our stated energy risk management and trading policies. As part of our risk management program, we use such instruments to hedge our exposure to changes in interest rates and to hedge purchases and sales of electricity, fuels and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged transactions. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

     The mark-to-market value of derivative instruments related to our risk management and trading activities are presented in two categories consistent with our business segments:

•	Regulated Electricity – non-trading derivative instruments that hedge our purchases and sales of electricity and fuel for APS’ Native Load requirements of our regulated electricity business segment; and

•	Marketing and Trading – non-trading and trading derivative instruments of our competitive business segment.

     The following tables show the pretax changes in mark-to-market of our regulated electricity and marketing and trading derivative positions for the three months ended March 31, 2004 and 2003 (dollars in millions):

	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003
		Marketing		Marketing
	Regulated	and	Regulated	and
	Electricity	Trading	Electricity	Trading
Mark-to-market of net positions at beginning of period	$—	$69	$(49)	$57
Change in mark-to-market gains/(losses) for future period deliveries	10	8	5	(8)
Changes in cash flow hedges recorded in OCI	30	17	13	13
Ineffective portion of changes in fair value recorded in earnings	1	1	2	1
Mark-to-market losses/(gains) realized during the period	6	(2)	6	(7)

Mark-to-market of net positions at end of period	$47	$93	$(23)	$56

     The tables below show the fair value of maturities of our regulated electricity and trading derivative contracts (dollars in millions) at March 31, 2004 by maturities and by the type of valuation that is performed to calculate the fair values. See “Critical Accounting Policies — Mark-to-Market Accounting,” in Item 7 of our 2003 Form 10-K for more discussion on our valuation methods.

Regulated Electricity

				Total
			Years	fair
Source of Fair Value	2004	2005	thereafter	value
Prices actively quoted	$22	$15	$5	$42
Prices provided by other external sources	4	1	—	5
Prices based on models and other valuation methods	—	—	—	—

Total by maturity	$26	$16	$5	$47

Marketing and Trading

							Total
						Years	fair
Source of Fair Value	2004	2005	2006	2007	2008	thereafter	value
Prices actively quoted	$12	$—	$—	$—	$—	$—	$12
Prices provided by other external sources	3	28	32	39	23	—	125
Prices based on models and other valuation methods	6	(6)	(17)	(18)	(7)	(2)	(44)

Total by maturity	$21	$22	$15	$21	$16	$(2)	$93

     The table below shows the impact that hypothetical price movements of 10% would have had on the market value of our risk management and trading assets and liabilities included on the Condensed Consolidated Balance Sheets at March 31, 2004 (dollars in millions).

	March 31, 2004
	Gain (Loss)
	Price Up	Price Down
Commodity	10%	10%
Mark-to-market changes reported in earnings (a):
Electricity	$(4)	$4
Natural gas	1	(1)
Mark-to-market changes reported in OCI (b):
Electricity	39	(39)
Natural gas	32	(32)

Total	$68	$(68)

(a)	These contracts are primarily structured sales activities hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

(b)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged.

Credit Risk

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including two counterparties for which a worst case exposure represented approximately 28% of our $327 million of risk management and trading assets as of March 31, 2004. See “Critical Accounting Policies - Mark-to-Market Accounting,” in Item 7 of our 2003 Form 10-K

for more discussion on our valuation methods. See Note 10 for further discussion of credit risk.

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

Environmental Matters

     See “Environmental Matters—Superfund” in Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of a superfund site.

     Water Supply

     The Four Corners region, in which the Four Corners power plant is located, has been experiencing drought conditions that may affect the water supply for the plant in 2003 and 2004, as well as later years if adequate moisture is not received in the watershed that supplies the area. See “Environmental Matters – Water Supply” in Part I, Item 1 of the 2003 Form 10-K. We have entered into agreements with various parties to provide backup supplies of water for 2004, if required, and are continuing to work with area stakeholders to implement additional agreements to minimize the effect, if any, on operations of the plant for 2005 and later years. The effect of the drought cannot be fully assessed at this time, and we cannot predict the ultimate outcome, if any, of the drought or whether the drought will adversely affect the amount of power available, or the price thereof, from the Four Corners power plant.

Hazardous Air Pollution

     EPA recently proposed standards for nickel emissions from oil-fired units. We are currently assessing the need for additional controls to meet the requirements of this proposed standard.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.	Description
12.1	Ratio of Earnings to Fixed Charges

31.1	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West Risk Factors

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

		Originally Filed		Date
Exhibit No.	Description	as Exhibit:	File No.[a]	Effective
3.1	Articles of Incorporation restated as of July 29, 1988	19.1 to the Company’s September 30, 1988 Form 10-Q Report	1-8962	11-14-88

3.2	Bylaws, amended as of January 21, 2004	3.1 to the Company’s 2003 Form 10-K	1-8962	3-15-04

     (b) Reports on Form 8-K

     During the quarter ended March 31, 2004, and the period from April 1 through May 7, 2004, we filed the following reports on Form 8-K:

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

     Report dated April 16, 2004 containing a Procedural Order issued by an ACC ALJ, which revised the procedural schedule and timing of APS’ general rate case (Item 5 and Item 7).

a Reports filed under File No. 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated: May 7, 2004	By:	/s/ Donald E. Brandt

Donald E. Brandt
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer and Officer Duly Authorized to sign this Report)

Index to Exhibits

Exhibits

Exhibit No.	Description
12.1	Ratio of Earnings to Fixed Charges

31.1	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West Risk Factors