Form 10-Q
period 2004-06-30
PINNACLE WEST CAPITAL CORP
filed 2004-08-09
CIK 764622

FORM 10-Q

Securities and Exchange Commission

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒    No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock, no par value,
outstanding as of August 4, 2004   91,318,091

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Market Risks
Item 4. Controls and Procedures
PART II – OTHER INFORMATION
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 4. Submission of Matters to a Vote of Security-Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index
EX-3.1
EX-10.1
EX-10.2A
EX-10.3A
EX-10.4A
EX-10.5A
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-99.1

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

FSP – FASB Staff Position

GAAP – accounting principles generally accepted in the United States of America

IRS – United States Internal Revenue Service

Moody’s – Moody’s Investors Service

MW – megawatt, one million watts

MWh – megawatt-hours, one million watts per hour

NAC – collectively, NAC Holding Inc. and NAC International Inc., subsidiaries of El Dorado

Native Load – retail and wholesale sales supplied under traditional cost-based rate regulation

1999 Settlement Agreement – comprehensive settlement agreement approved by the ACC related to the implementation of retail electric competition

NRC – United States Nuclear Regulatory Commission

Nuclear Waste Act – United States Nuclear Waste Policy Act of 1982, as amended

OCI – other comprehensive income

Palo Verde – Palo Verde Nuclear Generating Station

PG&E – PG&E Corp.

Pinnacle West – Pinnacle West Capital Corporation, the Company

Pinnacle West Energy – Pinnacle West Energy Corporation, a subsidiary of the Company

PPL Sundance – PPL Sundance Energy, LLC

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

SNWA – Southern Nevada Water Authority

SPE – special-purpose entity

Standard & Poor’s – Standard & Poor’s Corporation

SunCor – SunCor Development Company, a subsidiary of the Company

Sundance Generating Station – PPL Sundance’s 450 megawatt generating facility approximately 55 miles southeast of Phoenix, Arizona

Superfund – Comprehensive Environmental Response, Compensation and Liability Act

T&D – transmission and distribution

Track A Order – ACC order dated September 10, 2002 regarding generation asset transfers and related issues

Track B Order –ACC order dated March 14, 2003 regarding competitive solicitation requirements for power purchases by Arizona’s investor-owned electric utilities

Trading – energy-related activities entered into with the objective of generating profits on changes in wholesale market prices

2003 Form 10-K – the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

VIE – variable interest entity

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2004	2003
Operating Revenues
Regulated electricity segment	$519,929	$498,751
Marketing and trading segment	115,240	101,175
Real estate segment	67,300	57,189
Other revenues	20,217	26,187

Total	722,686	683,302

Operating Expenses
Regulated electricity segment purchased power and fuel	151,642	116,227
Marketing and trading segment purchased power and fuel	94,120	81,398
Operations and maintenance	140,245	141,519
Real estate segment operations	62,605	53,942
Depreciation and amortization	104,241	107,076
Taxes other than income taxes	32,532	28,149
Other expenses	16,141	22,509

Total	601,526	550,820

Operating Income	121,160	132,482

Other
Allowance for equity funds used during construction	2,184	—
Other income (Notes 15 and 19)	36,541	2,698
Other expense (Note 15)	(4,067)	(5,157)

Total	34,658	(2,459)

Interest Expense
Interest charges	44,854	51,117
Capitalized interest	(4,120)	(11,231)

Total	40,734	39,886

Income From Continuing Operations Before Income Taxes	115,084	90,137
Income Taxes	44,027	35,248

Income From Continuing Operations	71,057	54,889
Income From Discontinued Operations
- Net of Income Tax Expense of $204 and $817	313	1,253

Net Income	$71,370	$56,142

Weighted-Average Common Shares Outstanding - Basic	91,315	91,258
Weighted-Average Common Shares Outstanding - Diluted	91,400	91,450
Earnings Per Weighted-Average Common Share Outstanding (Note 17)
Income From Continuing Operations - Basic	$0.78	$0.60
Net Income - Basic	0.78	0.62
Income From Continuing Operations - Diluted	0.78	0.60
Net Income - Diluted	0.78	0.61
Dividends Declared Per Share	$0.450	$0.425

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2004	2003
Operating Revenues
Regulated electricity segment	$935,393	$878,429
Marketing and trading segment	203,623	217,881
Real estate segment	118,893	97,877
Other revenues	39,146	41,758

Total	1,297,055	1,235,945

Operating Expenses
Regulated electricity segment purchased power and fuel	240,253	185,616
Marketing and trading segment purchased power and fuel	161,884	179,006
Operations and maintenance	278,901	274,636
Real estate segment operations	110,295	94,101
Depreciation and amortization	205,745	212,474
Taxes other than income taxes	62,862	56,645
Other expenses	32,584	31,730

Total	1,092,524	1,034,208

Operating Income	204,531	201,737

Other
Allowance for equity funds used during construction	4,186	—
Other income (Notes 15 and 19)	47,953	8,353
Other expense (Note 15)	(10,012)	(9,288)

Total	42,127	(935)

Interest Expense
Interest charges	95,210	98,968
Capitalized interest	(9,031)	(21,210)

Total	86,179	77,758

Income From Continuing Operations Before Income Taxes	160,479	123,044
Income Taxes	59,654	48,002

Income From Continuing Operations	100,825	75,042
Income From Discontinued Operations
- Net of Income Tax Expense of $456 and $4,191	701	6,398

Net Income	$101,526	$81,440

Weighted-Average Common Shares Outstanding - Basic	91,304	91,257
Weighted-Average Common Shares Outstanding - Diluted	91,391	91,402
Earnings Per Weighted-Average Common Share Outstanding (Note 17)
Income From Continuing Operations - Basic	$1.10	$0.82
Net Income - Basic	1.11	0.89
Income From Continuing Operations - Diluted	1.10	0.82
Net Income - Diluted	1.11	0.89
Dividends Declared Per Share	$0.900	$0.850

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)
ASSETS

	June 30,	December 31,
	2004	2003
Current Assets
Cash and cash equivalents	$271,816	$228,779
Customer and other receivables	334,856	365,732
Allowance for doubtful accounts	(4,682)	(9,223)
Accrued utility revenues	126,058	88,629
Materials and supplies (at average cost)	95,728	96,099
Fossil fuel (at average cost)	25,978	28,367
Assets from risk management and trading activities (Note 10)	166,528	97,630
Other current assets	45,938	73,034

Total current assets	1,062,220	969,047

Investments and Other Assets
Real estate investments-net	351,659	343,322
Assets from risk management and trading activities - long-term (Note 10)	206,647	138,946
Decommissioning trust accounts	253,522	240,645
Other assets	137,582	88,816

Total investments and other assets	949,410	811,729

Property, Plant and Equipment
Plant in service and held for future use	10,351,566	9,925,344
Less accumulated depreciation and amortization	3,251,782	3,160,675

Total	7,099,784	6,764,669
Construction work in progress	179,779	554,876
Intangible assets, net of accumulated amortization	120,366	108,534
Nuclear fuel, net of accumulated amortization	52,347	52,011

Net property, plant and equipment	7,452,276	7,480,090

Deferred Debits
Regulatory assets	167,493	164,804
Other deferred debits	110,579	110,708

Total deferred debits	278,072	275,512

Total Assets	$9,741,978	$9,536,378

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)
LIABILITIES AND EQUITY

	June 30,	December 31,
	2004	2003
Current Liabilities
Accounts payable	$278,006	$293,427
Accrued taxes	88,707	69,769
Accrued interest	38,383	51,825
Short-term borrowings	127,802	86,081
Current maturities of long-term debt	268,211	705,820
Customer deposits	52,850	49,783
Deferred income taxes	631	631
Liabilities from risk management and trading activities (Note 10)	131,841	92,755
Other current liabilities	100,875	81,223

Total current liabilities	1,087,306	1,431,314

Long-Term Debt Less Current Maturities	2,933,736	2,617,385

Deferred Credits and Other
Deferred income taxes	1,388,465	1,329,253
Regulatory liabilities	523,880	510,423
Pension liability (Note 6)	217,714	188,041
Liability for asset retirement	242,687	234,440
Liabilities from risk management and trading activities - long-term (Note 10)	129,380	82,730
Unamortized gain - sale of utility plant	52,621	54,909
Other	271,629	258,104

Total deferred credits and other	2,826,376	2,657,900

Commitments and Contingencies (Notes 5, 12 and 13)
Common Stock Equity
Common stock, no par value	1,748,580	1,744,354
Treasury stock	(2,625)	(3,273)

Total common stock	1,745,955	1,741,081

Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(66,564)	(66,564)
Derivative instruments	68,135	27,563

Total accumulated other comprehensive income (loss)	1,571	(39,001)

Retained earnings	1,147,034	1,127,699

Total common stock equity	2,894,560	2,829,779

Total Liabilities and Equity	$9,741,978	$9,536,378

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$101,526	$81,440
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	(701)	(6,398)
Equity earnings in Phoenix Suns partnership	(34,594)	—
Depreciation and amortization	205,745	212,474
Nuclear fuel amortization	14,501	14,858
Allowance for equity funds used during construction	(4,186)	—
Deferred income taxes	23,854	(23,844)
Change in mark-to-market valuations	2,413	(6,986)
Changes in current assets and liabilities:
Customer and other receivables	26,335	18,851
Accrued utility revenues	(37,429)	(27,438)
Materials, supplies and fossil fuel	2,760	(4,458)
Other current assets	27,097	23,644
Accounts payable	(11,041)	(14,231)
Accrued taxes	18,938	63,951
Accrued interest	(13,442)	(798)
Other current liabilities	31,839	(19,658)
Real estate investments	(36,518)	(27,674)
Other real estate activities	27,379	26,596
Increase in regulatory assets	(5,342)	(4,565)
Change in risk management and trading - assets	12,402	22,098
Change in risk management and trading - liabilities	1,119	(11,973)
Change in pension liability	29,673	(14,348)
Change in other long-term assets	(20,700)	(29,105)
Change in other long-term liabilities	22,425	35,396

Net cash flow provided by operating activities	384,053	307,832

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(252,904)	(343,880)
Proceeds from the sale of Silverhawk	93,378	—
Capitalized interest	(9,031)	(21,210)
Trust fund for bond redemption	—	(54,150)
Proceeds from sale of assets from discontinued operations	117	27,128
Other	(12,280)	(1,066)

Net cash flow used for investing activities	(180,720)	(393,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	476,268	538,154
Short-term borrowings and payments-net	41,721	(34,135)
Dividends paid on common stock	(82,192)	(77,556)
Repayment of long-term debt	(602,831)	(327,901)
Other	6,738	3,402

Net cash flow (used for) provided by financing activities	(160,296)	101,964

Net Increase in Cash and Cash Equivalents	43,037	16,618
Cash and Cash Equivalents at Beginning of Period	228,779	77,566

Cash and Cash Equivalents at End of Period	$271,816	$94,184

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid, net of amounts capitalized	$119,458	$73,333
Income taxes paid	$7,300	$—

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. The condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor and El Dorado (principally NAC). All significant intercompany accounts and transactions between the consolidated companies have been eliminated. Our accounting records are maintained in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have reclassified certain prior year amounts to conform to the current year presentation.

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

3. Weather conditions cause significant seasonal fluctuations in our revenues. In addition, trading and wholesale marketing activities can have significant impacts on our results for interim periods. For these reasons as well as others, results for interim periods do not necessarily represent results to be expected for the year.

4. Changes in Liquidity

     On February 2, 2004, we used proceeds from the $165 million Floating Rate Notes issued on November 12, 2003 and short-term borrowings to pay down the maturing $215 million 4.5% Senior Notes due 2004.

     On February 15, 2004, $125 million of APS’ 5.875% Notes due 2004 were redeemed at maturity and on March 1, 2004, $80 million of APS First Mortgage Bonds, 6.625% Series due 2004, were redeemed at maturity. APS used cash from operations and short-term debt to redeem the maturing debt.

     On March 31, 2004, Navajo County, Arizona Pollution Control Corporation issued $166 million of variable interest rate pollution control bonds, 2004 Series A-E, due 2034 to refinance $166 million of outstanding pollution control bonds. The 2004 Series A-E bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and Navajo County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets.

     Also on March 31, 2004, Coconino County, Arizona Pollution Control Corporation issued $13 million of variable interest rate pollution control bonds, 2004 Series A, due 2034 to refinance $13 million of outstanding pollution control bonds. These bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and

Coconino County, Arizona Pollution Control Corporation. The 2004 Series A bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets.

     In May 2004, we renewed our $250 million revolving credit facility, while increasing its size to $325 million and extending its term to three years. The revolver provides liquidity support for APS’ $250 million commercial paper program, as well as an additional $75 million for other liquidity needs and miscellaneous letters of credit.

     On June 29, 2004, APS issued $300 million of 5.80% senior unsecured notes due June 30, 2014. The proceeds from the sale of the notes will be used to redeem all or a portion of $100 million in aggregate principal amount of APS’ 6.25% Notes due January 15, 2005 and/or all or a portion of $300 million in aggregate principal amount of APS’ 7.625% Notes due August 1, 2005.

     At June 30, 2004, APS had $566 million of pollution control bonds under which interest rates are reset on a daily, weekly or annual basis. The holders of $387 million of these bonds have the right to cause APS to purchase their bonds on the applicable reset date if the bonds are not remarketed; therefore, $164 million of such bonds are classified as current maturities of long-term debt. The remaining $223 million of bonds are classified as long-term debt because APS has the intent and ability, as demonstrated by credit agreements in place that extend for more than one year, to refinance any bonds that APS is required to purchase.

     The following is a list of payments due on our total long-term debt and capitalized lease requirements as of June 30, 2004:

•	$167 million in 2004;

•	$619 million in 2005;

•	$397 million in 2006;

•	$175 million in 2007;

•	$6 million in 2008; and

•	$1.847 billion thereafter.

     As of May 2004, SNWA has paid Pinnacle West Energy $93 million for a 25% interest in the 570 MW Silverhawk combined cycle plant.

5. Regulatory Matters

Electric Industry Restructuring

State

     Overview of Pending Rate Case

     On June 27, 2003, APS filed a general rate case with the ACC and requested a $175.1 million, or 9.8%, increase in its annual retail electricity revenues, to become effective July 1, 2004. An ACC ALJ has issued various procedural orders staying the existing schedule until at least August 18, 2004, as the parties continue settlement discussions. Based on these recent procedural orders, hearings could begin no earlier than mid to late September 2004. The major components of the request are described under “APS General Rate Case and Retail Rate Adjustment Mechanisms” below.

     1999 Settlement Agreement

     The following are the major provisions of the 1999 Settlement Agreement, as approved by the ACC:

•	APS has reduced rates for standard-offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% on July 1 for each of the years 1999 to 2003 for a total of 7.5%. Based on the price reductions authorized in the 1999 Settlement Agreement, there were retail price decreases of approximately $24 million ($14 million after taxes), effective July 1, 1999; approximately $28 million ($17 million after taxes), effective July 1, 2000; approximately $27 million ($16 million after taxes), effective July 1, 2001; approximately $28 million ($17 million after taxes), effective July 1, 2002; and approximately $29 million ($18 million after taxes), effective July 1, 2003. For customers having loads of three MW or greater, standard-offer rates have been reduced in varying annual increments that total 5% in the years 1999 through 2002.

•	Unbundled rates being charged by APS for competitive direct access service (for example, distribution services) became effective upon approval of the 1999 Settlement Agreement, retroactive to July 1, 1999, and also became subject to annual reductions beginning January 1, 2000, that vary by rate class, through January 1, 2004.

•	There was a moratorium on retail price changes for standard-offer and unbundled competitive direct access services until July 1, 2004, except for the price reductions described above and certain other limited circumstances. Neither the ACC nor APS was prevented from seeking or authorizing rate changes prior to July 1, 2004 in the event of conditions or circumstances that constituted an emergency, such as an inability to finance on reasonable terms; material changes in APS’ cost of service for ACC-regulated services resulting from federal, tribal, state or local laws; regulatory requirements; or judicial decisions, actions or orders.

•	APS is being permitted to defer for later recovery prudent and reasonable costs of complying with the Rules, system benefits costs in excess of the levels included in then-current (1999) rates, and costs associated with the “provider of last resort” and standard-offer obligations for service after July 1, 2004. These costs are to be recovered through an adjustment clause or clauses commencing on July 1, 2004, or when the rate case is decided. See “APS General Rate Case and Retail Rate Adjustment Mechanisms” below.

•	APS’ distribution system opened for retail access effective September 24, 1999. Customers were eligible for retail access in accordance with the phase-in adopted by the ACC under the Rules (see “Retail Electric

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

     The order recognized APS’ right to reject any bids that are unreasonable, uneconomical or unreliable. The ACC staff and an independent monitor participated in the Track B procurement process. The Track B Order also contains requirements relating to standards of conduct between APS and any affiliate of APS participating in the competitive solicitation, requires that APS treat bidders in a nondiscriminatory manner and requires APS to file a protocol regarding short-term and emergency procurements. The order permits the provision by APS of corporate oversight, support and governance as long as such activities do not favor Pinnacle West Energy in the procurement process or provide Pinnacle West Energy with confidential APS bidding information that is not available to other bidders. The order directs APS to evaluate bids on cost, reliability and reasonableness. The decision requires bidders to allow the ACC to inspect their plants and requires assurances of appropriate competitive market conduct from senior officers of such bidders. Following the solicitation, the decision requires APS to prepare a report evaluating environmental issues relating to the procurement, and a series of workshops on environmental risk management will be commenced thereafter.

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

     ACC Financing Order

     On April 4, 2003, the ACC issued the Financing Order authorizing APS to lend up to $500 million to Pinnacle West Energy, guarantee up to $500 million of Pinnacle West Energy debt, or a combination of both, not to exceed $500 million in the aggregate (the “APS Loan”), subject to the following principal conditions:

•	any debt issued by APS pursuant to the order must be unsecured;

•	the APS Loan must be callable and secured by the PWEC Dedicated Assets;

•	the APS Loan must bear interest at a rate equal to 264 basis points above the interest rate on APS debt that could be issued and sold on equivalent terms (including, but not limited to, maturity and security);

•	the 264 basis points referred to in the previous bullet point will be capitalized as a deferred credit and used to offset retail rates in the future, with the deferred credit balance bearing an interest rate of six percent per annum;

•	the APS Loan must have a maturity date of not more than four years, unless otherwise ordered by the ACC;

•	any demonstrable increase in APS’ cost of capital as a result of the transaction (such as from a decline in bond rating) will be excluded from future rate cases;

•	APS must maintain a common equity ratio of at least forty percent and may not pay common dividends if such payment would reduce its common equity ratio below that threshold, unless otherwise waived by the ACC. The ACC will process any waiver request within sixty days, and for this sixty-day period this condition will be suspended. However, this condition, which will continue indefinitely, will not be permanently waived without an order of the ACC; and

•	certain waivers of the ACC’s affiliated interest rules previously granted to APS and its affiliates will be temporarily withdrawn and, during the term of the APS Loan, neither Pinnacle West nor Pinnacle West Energy may reorganize or restructure, acquire or divest assets, or form, buy or sell affiliates (each, a “Covered Transaction”), or pledge or otherwise encumber the Pinnacle West Energy assets without prior ACC approval, except that the foregoing restrictions will not apply to the following categories of Covered Transactions:

•	Covered Transactions less than $100 million, measured on a cumulative basis over the calendar year in which the Covered Transactions are made;

•	Covered Transactions by SunCor of less than $300 million through 2005, consistent with SunCor’s anticipated accelerated asset sales activity during those years;

•	Covered Transactions related to the payment of ongoing construction costs for Pinnacle West Energy’s (a) West Phoenix Unit 5, located in Phoenix, and (b) Silverhawk plant, located near Las Vegas; and

•	Covered Transactions related to the sale of 25% of the Silverhawk plant to SNWA pursuant to an agreement between SNWA and Pinnacle West Energy.

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

     The requested rate base includes the PWEC Dedicated Assets, with a total combined capacity of approximately 1,800 MW. These assets were included at their then estimated July 1, 2004 net book value. Upon approval of the request, the PWEC Dedicated Assets would be transferred to APS from Pinnacle West Energy.

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

     Estimated Timeline APS had asked the ACC to approve the requested rate increase by July 1, 2004. Hearings on the rate case were previously scheduled to begin on May 25, 2004. On April 15, 2004, the ACC ALJ issued a procedural order revising the schedule and timing of the rate case. On April 29, 2004, the ACC ALJ issued an order staying the existing procedural schedule for 30 days while the parties discuss settlement. The ALJ issued subsequent procedural orders continuing the stay through at least August 18, 2004 and indicating that she would schedule a future procedural conference on the status of settlement discussions. Based on these recent procedural orders, hearings could begin no earlier than mid to late September 2004.

     Request for Proposals and Asset Purchase Agreement

     In early December 2003, APS issued a request for proposals (“RFP”) for long-term power supply resources. On June 1, 2004, APS and PPL Sundance, a wholly-owned subsidiary of PPL Corporation, entered into an asset purchase agreement by which APS agreed to purchase the 450 MW Sundance Generating Station. The Sundance Generating Station, which began commercial operation in July 2002, would provide peaking generation support for APS’ system and reduce APS’ growing needs for new generation resources.

     The purchase price for the Sundance Generating Station is $189.5 million. Subject to the receipt of approvals from various regulatory agencies, including the ACC, the FERC, the Department of Justice and the Federal Trade Commission, the transaction is expected to close in the first quarter of 2005. Either party may terminate the agreement if ACC approval is not obtained by December 31, 2004 or the transaction does not close by March 31, 2005.

     On June 1, 2004, APS and PPL Sundance filed a joint application with the ACC requesting approval of the transaction on or before December 31, 2004. APS also requested, among other things, that the Sundance Generating Station be included in APS’ rates in APS’ next rate case and that certain operating and capital costs be deferred until that time. APS is not requesting that the Sundance Generating Station be reflected in its current general rate case before the ACC.

     APS does not expect to enter into any additional transactions as a result of the RFP.

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

     The FERC has been in the process of auditing numerous utilities regarding compliance with its regulations. Such an audit of APS and its affiliates is currently in process. Certain instances of noncompliance with FERC regulations related to the administration of APS’ transmission tariff have been identified. APS is presently discussing these issues with the FERC staff and expects a public report to be issued later this year. APS currently expects, but cannot provide any assurance, that the resolution of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

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

6. Retirement Plans and Other Benefits

     Pinnacle West sponsors a qualified defined benefit pension plan, a nonqualified supplemental excess benefit retirement plan, and other postretirement benefits for the employees of Pinnacle West and our subsidiaries.

     On December 8, 2003, the President signed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). One feature of the Act is a government subsidy for prescription drug costs provided the benefit plan is considered actuarially equivalent to Medicare Part D. We believe that our plan is considered actuarially equivalent to Medicare Part D, and thus would qualify for the federal subsidy.

     The FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to address the accounting for the effects of the Act for companies that sponsor postretirement health care benefit plans that provide prescription drug benefits. The guidance allows a retroactive or prospective adoption and is effective July 1, 2004. Although our current financial statements do not reflect any amount for the subsidy, we estimate a reduction in the accumulated postretirement benefit obligation of approximately $65 million. Based upon various assumptions, we estimate an annual after-tax reduction in net periodic postretirement benefit expense of approximately $5 million, excluding amounts capitalized as construction overhead or billed to electric plant participants.

     The following table provides details of the plans’ benefit costs. Also included is the portion of these costs charged to expense, including administrative costs and excluding amounts capitalized as construction overhead or billed to electric plant participants (dollars in millions):

	Pension Benefits				Other Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost-benefits earned during the period	$11	$9	$22	$18	$5	$4	$10	$8
Interest cost on benefit obligation	21	19	43	37	8	7	16	15
Expected return on plan assets	(21)	(16)	(42)	(31)	(6)	(4)	(11)	(9)
Amortization of:
Transition (asset)/obligation	(1)	(1)	(2)	(2)	1	1	1	1
Prior service cost	1	1	1	1	—	—	—	—
Net actuarial loss	4	4	9	9	3	2	5	5

Net periodic benefit cost	$15	$16	$31	$32	$11	$10	$21	$20

Portion of cost charged to expense	$7	$7	$14	$14	$5	$4	$9	$9

Contributions

     The United States Pension Stability Act was signed into law on April 10, 2004. Under this new legislation, our required pension contribution in 2004 is $35 million, which we plan to contribute in the third quarter. We have contributed approximately $14 million to our other postretirement benefits plan in 2004 through June.

7. Business Segments

     We have three principal business segments (determined by services and regulatory environment):

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

     The amounts in our other segment include activities principally related to El Dorado’s investment in NAC, as well as the parent company and APS Energy Services’ non-commodity services. Financial data for our business segments follows (dollars in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Operating Revenues:
Regulated electricity	$520	$499	$935	$878
Marketing and trading	115	101	204	218
Real estate	67	57	119	98
Other	21	26	39	42

Total	$723	$683	$1,297	$1,236

Net Income:
Regulated electricity	$37	$44	$54	$52
Marketing and trading	7	7	17	14
Real estate (a)	4	3	6	10
Other (b)	23	2	25	5

Total	$71	$56	$102	$81

(a)	Real estate net income includes income from discontinued operations (net of income taxes) in the following amounts: $0.3 million and $1 million for the three months ended June 30, 2004 and 2003, respectively; and $1 million and $6 million for the six months ended June 30, 2004 and 2003, respectively. See Note 18 for further discussion of our real estate activities.

(b)	The three and six months ended June 30, 2004 include a $35 million gain ($21 million after tax) related to the sale of El Dorado’s limited partnership interest in the Phoenix Suns (see Note 19).

	As of	As of
	June 30, 2004	December 31, 2003
Assets:
Regulated electricity	$8,573	$8,405
Marketing and trading	703	680
Real estate	409	424
Other	57	27

Total	$9,742	$9,536

8. Accounting Matters

     See the following Notes for information about new accounting standards and other accounting matters:

•	Note 6 for FSP 106-2 regarding the Medicare Prescription Drug, Improvement and Modernization Act related to retirement plans and other benefits; and

•	Note 9 for FIN No. 46R related to variable interest entities.

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

     APS is exposed to losses under the Palo Verde sale-leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of June 30, 2004, APS would have been required to assume approximately $250 million of debt and pay the equity participants approximately $195 million.

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

Cash Flow Hedges

     The changes in the fair value of our hedged positions included in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2004 and 2003 were comprised of the following (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Gains on the ineffective portion of derivatives qualifying for hedge accounting	$88	$4,329	$1,472	$7,107
Gains (losses) from the change in options’ time value excluded from measurement of effectiveness	(17)	—	63	—
Gains from the discontinuance of cash flow hedges	—	—	1,137	—

     As of June 30, 2004, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions was approximately five years. During the twelve months ending June 30, 2005, we estimate that a net gain of $50 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect on earnings of market price changes for the related hedged transactions.

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

     The following table summarizes our assets and liabilities from risk management and trading activities at June 30, 2004 and December 31, 2003 (dollars in thousands):

June 30, 2004

	Current		Current	Other	Net Asset/
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated Electricity:
Mark-to-market	$70,000	$24,095	$(27,609)	$(3,417)	$63,069
Options at cost and margin account	—	4,898	(27,122)	—	(22,224)
Marketing and Trading:
Mark-to-market	96,528	178,270	(68,225)	(108,961)	97,612
Emission allowances – at cost	—	(616)	(8,885)	(17,002)	(26,503)

Total	$166,528	$206,647	$(131,841)	$(129,380)	$111,954

December 31, 2003

	Current		Current	Other	Net Asset/
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated Electricity:
Mark-to-market	$44,079	$5,900	$(47,268)	$(3,028)	$(317)
Options	—	12,101	—	—	12,101
Marketing and Trading:
Mark-to-market	53,551	116,363	(37,023)	(63,398)	69,493
Emission allowances – at cost	—	4,582	(8,464)	(16,304)	(20,186)

Total	$97,630	$138,946	$(92,755)	$(82,730)	$61,091

     Cash or other assets may be required to serve as collateral against our open positions on certain energy-related contracts. Collateral provided to counterparties was $1 million at June 30, 2004 and $1 million at December 31, 2003, and is included in investments and other assets on the Condensed Consolidated Balance Sheets. Collateral provided to us by counterparties was $43 million at June 30, 2004 and $12 million at

December 31, 2003, and is included in other current liabilities on the Condensed Consolidated Balance Sheets.

     Credit Risk

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including two counterparties for which a worst case exposure represented approximately 26% of our $373 million of risk management and trading assets as of June 30, 2004. Our risk management process assesses and monitors the financial exposure of these and all other counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, including the counterparties noted above, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

Fair Value Hedges

     On January 29, 2004, we entered into two fixed-for-floating interest rate swap transactions on our $300 million 6.4% senior note. The purpose of these hedges is to protect against significant fluctuations in the fair value of our debt. Our interest rate swaps are considered to be fully effective with any resulting gains or losses on the derivative offset by a similar loss or gain amount on the underlying fair value of debt. The fair value of the interest rate swaps was $2.4 million at June 30, 2004 and is included in other assets with the corresponding offset in long-term debt less current maturities on the Condensed Consolidated Balance Sheets.

11. Comprehensive Income

     Components of comprehensive income for the three and six months ended June 30, 2004 and 2003, are as follows (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income	$71,370	$56,142	$101,526	$81,440

Other comprehensive income:
Minimum pension liability adjustment, net of tax	—	29	—	60
Unrealized gain on derivative instruments, net of tax (a)	15,620	31,766	44,507	47,571
Reclassification of realized (gain) loss to income, net of tax (b)	(3,837)	509	(3,935)	(3,841)

Total other comprehensive income	11,783	32,304	40,572	43,790

Comprehensive income	$83,153	$88,446	$142,098	$125,230

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and gas requirements to serve Native Load.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized for contracted commodities delivered during the period.

12. Commitments and Contingencies

Palo Verde Nuclear Generating Station — Spent Fuel and Waste Disposal

     Nuclear power plant owners are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before 2010 and it does not intend to begin accepting spent nuclear fuel prior to that date. In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other Palo Verde owners), filed damages actions against the DOE in the Court of Federal Claims. Arizona Public Service Company v. United States of America, United States Court of Federal Claims, 03-2832C.

     Based upon current estimates of the amount of spent fuel and the cost of storage, APS currently estimates it will incur $115 million over the life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. As of June 30, 2004, APS had spent $8 million and recorded a liability of $42 million for on-site interim spent nuclear fuel storage costs related to nuclear fuel burned to date. APS has recorded a corresponding regulatory asset of $50 million and is seeking recovery of these costs through future rates (see “APS General Rate Case and Retail Rate Mechanisms” in Note 5).

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

     On July 9, 2003 the FERC issued an order that altered the contractual obligations and the rights of parties to the 1996 settlement. In order for APS and Pinnacle West Energy to meet their natural gas supply and capacity requirements, we now expect that the combined increase in costs associated with the natural gas supply and the transportation capacity to result in an overall average increase of approximately $4 million per year in 2004 and 2005. APS and Pinnacle West Energy have sought appellate review of the FERC’s July 9 order and related issues on the grounds that the FERC decision to abrogate the full requirements contracts is arbitrary and capricious and is not supported by substantial evidence. Arizona Public Service Company and Pinnacle West Energy Corporation v. Federal Energy Regulatory Commission, United States Court of Appeals for the District of Columbia Circuit, No. 03-1209. This petition for review was consolidated with a petition filed by the ACC and other full requirements contract holders. Arizona Corporation Commission et al v. Federal Energy Regulatory Commission, United States Court of Appeals for the District of Columbia Circuit, No. 03-1206. We are continuing to analyze the market to determine the most favorable source and method of meeting our natural gas requirements.

     In addition, another party has also sought review of FERC’s July 9 order and is seeking to reallocate the costs associated with the changed contractual obligations in a way that would be less favorable to APS and Pinnacle West Energy than under FERC’s order. Should this party prevail on this point, APS and Pinnacle West Energy’s annual capacity cost could be increased by approximately $3 million per year, from September 2003 through December 2005.

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

Asset Purchase Agreement

     See Note 5 for a description of an asset purchase agreement between APS and PPL Sundance.

13. Nuclear Insurance

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

     The Palo Verde participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. APS has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (NEIL). APS is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The estimated maximum amount of retrospective assessments APS could incur under the current NEIL policies totals $16 million. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

14. Stock-Based Compensation

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

     The following chart compares our net income, stock compensation expense and earnings per share for the three and six months ended June 30, 2004 and 2003 to what those items would have been if we had recorded stock compensation expense based on the fair value method for all stock grants through June 30, 2004 (dollars in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$71,370	$56,142	$101,526	$81,440
Add: Stock compensation expense included in reported net income (net of tax)	393	375	789	528
Deduct: Total stock compensation expense determined under fair value method (net of tax)	757	665	1,519	1,118

Pro forma net income	$71,006	$55,852	$100,796	$80,850

Earnings per share – basic:
As reported	$0.78	$0.62	$1.11	$0.89
Pro forma	$0.78	$0.61	$1.10	$0.89
Earnings per share – diluted:
As reported	$0.78	$0.61	$1.11	$0.89
Pro forma	$0.78	$0.61	$1.10	$0.88

15. Other Income and Other Expense

     The following table provides detail of other income and other expense for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Other income:
Investment gains – net (a)	$34,863	$—	$37,081	$1,213
Interest income	419	1,136	4,220	1,763
SunCor joint venture earnings	2,006	1,288	3,191	4,532
Asset sales	(1,189)	21	2,462	302
Miscellaneous	442	253	999	543

Total other income	$36,541	$2,698	$47,953	$8,353

Other expense:
Non-operating costs (b)	$(3,831)	$(4,112)	$(6,658)	$(7,784)
Asset sales	1,175	(268)	(964)	(918)
Investment losses – net	—	(66)	—	—
Miscellaneous	(1,411)	(711)	(2,390)	(586)

Total other expense	$(4,067)	$(5,157)	$(10,012)	$(9,288)

(a)	The three and six months ended June 30, 2004 include a $35 million gain ($21 million after tax) related to the sale of El Dorado’s limited partnership interest in the Phoenix Suns (see Note 19).

(b)	As defined by the FERC, includes below-the-line non-operating utility costs (primarily community relations and other).

16. Guarantees

     We have issued parental guarantees and letters of credit and obtained surety bonds on behalf of our unregulated subsidiaries. Our parental guarantees related to Pinnacle West Energy consist of equipment and performance guarantees related to our generation construction program, transmission service guarantees for West Phoenix Unit 5 and long-term service agreement guarantees for new power plants. Our credit support instruments enable APS Energy Services to offer commodity energy and energy-related products and enable El Dorado to support the activities of NAC. Non-performance or payment under the original contract by our unregulated subsidiaries would require us to perform under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s guarantees on behalf of its subsidiaries. Our guarantees have no recourse (except NAC) or collateral provisions to allow us to recover amounts paid under the guarantee. The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at June 30, 2004 are as follows (dollars in millions):

	Guarantees		Surety Bonds
		Term		Term
	Amount	(in years)	Amount	(in years)
Parental:
Pinnacle West Energy	$45	1 to 2	$—	—
APS Energy Services	20	1 to 2	42	1 to 2
El Dorado (NAC)	40	1 to 2	—	—

Total	$105		$42

     At June 30, 2004, we had entered into approximately $40 million of letters of credit which support various construction agreements. These letters of credit expire in 2004 and 2005. We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required. Pinnacle West has approximately $3 million of letters of credit related to workers’ compensation expiring in 2004.

     APS has entered into various agreements that require letters of credit for financial assurance purposes. At June 30, 2004, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million. See Note 4 for more information. The letters of credit are available to fund the payment of principal and interest of such debt obligations. In July 2004, $150 million of these letters of credit were renewed for a three-year term and expire in 2007. The remainder expire in 2005. APS has also entered into approximately $102 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 9 for further details on the Palo Verde sale leaseback transactions). These letters of credit expire in 2005. Additionally, APS has approximately $5 million of letters of credit related to counterparty collateral requirements expiring in 2004. APS intends to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.

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

17. Earnings Per Share

     The following table presents earnings per weighted average common share outstanding for the three and six months ended June 30, 2004 and 2003:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Basic earnings per share:
Income from continuing operations	$0.78	$0.60	$1.10	$0.82
Income from discontinued operations	—	0.02	0.01	0.07

Earnings per share – basic	$0.78	$0.62	$1.11	$0.89

Diluted earnings per share:
Income from continuing operations	$0.78	$0.60	$1.10	$0.82
Income from discontinued operations	—	0.01	0.01	0.07

Earnings per share – diluted	$0.78	$0.61	$1.11	$0.89

     The following table reconciles weighted-average common shares outstanding – basic to weighted-average common shares outstanding – diluted that are used in the earnings per share calculation in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Weighted-average common shares outstanding – basic	91,315	91,258	91,304	91,257
Dilutive shares	85	192	87	145

Weighted-average common shares outstanding – diluted	91,400	91,450	91,391	91,402

     Options to purchase 2,325,165 shares of common stock for the three month period ended June 30, 2004 and 2,355,287 shares of common stock for the six month period ended June 30, 2004 were outstanding but were not included in the computation of earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase shares of common stock that were not included in the computation of diluted earnings per share for that same reason were 1,784,168 shares for the three month period ended June 30, 2003 and 2,026,228 shares for the six month period ended June 30, 2003.

     18. Real Estate Activities – Discontinued Operations

     For the three- and six-month periods ended June 30, 2003, SunCor recorded an after tax gain of $1 million ($2 million pretax) and $6 million ($10 million pretax), respectively, as a result of the sale of its water utility company. The amounts of the gain on the sale and operating income of the water utility company in the current and prior periods are classified as discontinued operations on our Condensed Consolidated Statements of Income.

19. Sale of Phoenix Suns Partnership Interest

     In June 2004, the Phoenix Suns Limited Partnership, in which El Dorado held a limited partnership interest, sold the partnership’s assets to a new investor group. The transaction resulted in a gain for El Dorado of approximately $35 million pretax ($21 million after income taxes), which is reflected in other income on the Condensed Consolidated Statement of Income. Additionally, $23 million in cash was received in July 2004 and $12 million will be received in 2007.

     20. Subsequent Event – Sale of NAC

     In July 2004, we entered into an agreement to sell our investment in NAC Holding Inc. and NAC International Inc. (NAC). The transaction is expected to close later this year and result in an after-tax gain of approximately $6 million, which will be classified as discontinued operations. The operating income related to NAC in the current and prior periods will also be classified as discontinued operations in our Condensed Consolidated Statements of Income in the third quarter.

PINNACLE WEST CAPITAL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     We suggest this section be read along with the 2003 Form 10-K. Throughout this Item, we refer to specific “Notes” in the Notes to Condensed Consolidated Financial Statements in this report. These Notes add further details to the discussion. Operating statistics for the three and six months ended June 30, 2004 and 2003 are available on our website (www.pinnaclewest.com).

Overview

     We own all of the outstanding common stock of APS. APS is a vertically-integrated electric utility that provides either retail or wholesale electric service to most of the state of Arizona. Through its marketing and trading division, APS also generates, sells and delivers electricity to wholesale customers in the western United States. APS’ marketing and trading division also sells, in the wholesale market, Pinnacle West Energy’s generation output that is not needed for APS’ Native Load, which includes loads for retail customers and traditional cost-of-service wholesale customers. The marketing and trading division focuses primarily on managing APS’ purchased power and fuel risks in connection with APS’ costs of serving retail customer energy requirements. APS has historically accounted for a substantial part of our revenues and earnings. Growth in APS’ service territory is about three times the national average and remains a fundamental driver of our revenues and earnings.

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

     We believe APS’ general rate case pending before the ACC is the key issue affecting our outlook. See Note 5 in Item 1 for a detailed discussion of this rate case. Other factors affecting our past and future financial results include the June 2004 sale of El Dorado’s limited partnership interest in the Phoenix Suns; customer growth; purchased power and fuel costs; operations and maintenance expenses, including those relating to plant outages; temporary transmission constraints related to recent substation fires in our Phoenix service territory; weather variations; depreciation and amortization expenses, which are affected by net additions to existing utility plant and other property and changes in regulatory asset amortization; and the expected performance of our subsidiaries, SunCor and El Dorado.

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

     The following tables summarize net income and segment details for the three and six months ended June 30, 2004 and the comparable prior year period for Pinnacle West and each of our subsidiaries (dollars in millions):

			Regulated		Marketing and
	Total		Electricity		Trading		Real Estate		Other
Three months ended June 30,	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
APS (a)	$54	$43	$55	$42	$(1)	$1	$—	$—	$—	$—
Pinnacle West Energy (a) (b)	(12)	2	(22)	2	10	—	—	—	—	—
APS Energy Services	1	5	—	—	—	4	—	—	1	1
SunCor	4	2	—	—	—	—	4	2	—	—
El Dorado (b) (c)	36	2	—	—	—	—	—	—	36	2
Parent company (b) (c)	(12)	1	4	—	(2)	2	—	—	(14)	(1)

Income from continuing operations	71	55	37	44	7	7	4	2	23	2
Discontinued operations – net of income tax expense	—	1	—	—	—	—	—	1	—	—
Net income	$71	$56	$37	$44	$7	$7	$4	$3	$23	$2

			Regulated		Marketing and
	Total		Electricity		Trading		Real Estate		Other

Six months ended June 30,	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
APS (a)	$87	$59	$93	$56	$(6)	$3	$—	$—	$—	$—
Pinnacle West Energy (a) (b)	(30)	8	(50)	8	20	—	—	—	—	—
APS Energy Services	3	13	—	—	1	10	—	—	2	3
SunCor	5	4	—	—	—	—	5	4	—	—
El Dorado (b) (c)	36	5	—	—	—	—	—	—	36	5
Parent company (b) (c)	—	(14)	11	(12)	2	1	—	—	(13)	(3)

Income from continuing operations	101	75	54	52	17	14	5	4	25	5
Discontinued operations – net of income tax expense	1	6	—	—	—	—	1	6	—	—

Net income	$102	$81	$54	$52	$17	$14	$6	$10	$25	$5

(a)	Consistent with APS’ October 2001 ACC filing, APS entered into contracts with its affiliates to buy power through June 2003. The contracts reflected prices based on the fully-dispatchable dedication of the Pinnacle West Energy generating assets to APS’ Native Load customers (customers receiving power under traditional cost-based rate regulation). Beginning July 1, 2003, under the ACC Track B Order, APS was required to solicit bids for certain estimated capacity and energy requirements. Pinnacle West Energy bid on and entered into a contract to supply most of these purchase power requirements in summer months through September 2006. See Note 5.

(b)	Pinnacle West Energy’s net loss in 2004 and El Dorado’s net income in 2003 and 2004 are reported before income taxes. The income tax expense or benefit for these subsidiaries is recorded at the parent company.

(c)	The three and six months ended June 30, 2004 include a $35 million gain ($21 million after-tax) related to the sale of El Dorado’s limited partnership interest in the Phoenix Suns.

Results of Operations

     General

     Throughout the following explanations of our results of operations, we refer to “gross margin.” With respect to our regulated electricity segment and our marketing and trading segment, gross margin refers to electric operating revenues less purchased power and fuel costs. Our real estate segment gross margin refers to real estate revenues less real estate operations costs of SunCor. Other gross margin refers to other operating revenues less other operating expenses, which primarily includes El Dorado’s investment in NAC and APS Energy Services’ non-commodity services.

Operating Results – Three-month period ended June 30, 2004 compared with the three-month period ended June 30, 2003

     Our consolidated net income for the three months ended June 30, 2004 was $71 million compared with $56 million for the prior year period. The $15 million increase in the period-to-period comparison reflects the following changes in earnings by segment:

•	Regulated Electricity Segment – Net income decreased approximately $7 million primarily due to higher costs related to new power plants placed in service in mid 2003 and mid 2004; higher replacement power costs from unplanned plant outages due to higher market prices; and a retail electricity price reduction. These negative factors were partially offset by lower regulatory asset amortization and customer growth.

•	Marketing and Trading Segment – Net income was flat in the period-to-period comparison. Higher prices for wholesale sales of electricity were offset by lower margins in California for APS Energy Services.

•	Other Segment – Net income increased approximately $21 million primarily due to a gain at El Dorado related to the sale of El Dorado’s limited partnership interest in the Phoenix Suns, which resulted in an after-tax gain of $21 million.

     Additional details on the major factors that increased (decreased) income from continuing operations and net income are contained in the following table (dollars in millions).

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Higher replacement power costs from unplanned plant outages due to higher market prices	$(8)	$(5)
Retail electricity price reduction effective July 1, 2003	(7)	(4)
Increased purchased power and fuel costs due to higher hedged fuel and power prices	(4)	(2)
Higher retail sales volumes due to customer growth, excluding weather effects	11	7
Miscellaneous factors, net	(6)	(4)

Net decrease in regulated electricity segment gross margin	(14)	(8)

Marketing and trading segment gross margin:
Higher mark-to-market gains for future delivery due to higher forward prices for wholesale electricity	5	3
Higher realized margins on wholesale sales primarily due to higher prices	4	2
Lower competitive retail unit margins in California by APS Energy Services	(8)	(5)

Net increase in marketing and trading segment gross margin	1	—

Net decrease in regulated electricity and marketing and trading segments’ gross margins	(13)	(8)
Higher other income net of other expense primarily due to the sale of El Dorado’s limited partnership interest in the Phoenix Suns	35	21
Depreciation and amortization decreases (increases):
Decreased regulatory asset amortization	13	8
New power plants in service	(5)	(3)
Increased delivery and other assets	(5)	(3)
Interest expense net decreases (increases):
New power plants in service	(8)	(5)
Primarily lower debt balances	9	5
Higher property taxes due to increased property values	(4)	(2)
Miscellaneous items, net	3	3

Net increase in income from continuing operations	$25	16

Discontinued operations		(1)

Net increase in net income		$15

     The increase in net costs (primarily interest expense, depreciation, and operations and maintenance expense) related to new power plants placed in service in mid 2003 and mid 2004 by Pinnacle West Energy totaled approximately $9 million after income taxes in the three months ended June 30, 2004, compared with the prior-year period.

Regulated Electricity Segment Revenues

     Regulated electricity segment revenues were $21 million higher for the three months ended June 30, 2004 compared with the prior year period, primarily as a result of:

•	a $28 million increase in retail revenues related to customer growth and higher average usage, excluding weather effects;

•	a $7 million decrease in retail revenues related to a reduction in retail electricity prices;

•	a $2 million decrease in retail revenues related to weather; and

•	a $2 million increase due to miscellaneous factors.

Marketing and Trading Segment Revenues

     Marketing and trading segment revenues were $14 million higher for the three months ended June 30, 2004 compared with the prior year period, primarily as a result of:

•	a $10 million increase from generation sales other than Native Load primarily due to higher prices and sales volumes;

•	$5 million in higher mark-to-market gains for future-period deliveries primarily as a result of higher forward prices for wholesale electricity;

•	$2 million of higher other realized wholesale revenues primarily due to higher prices; and

•	a $3 million decrease from lower competitive retail sales in California by APS Energy Services.

Real Estate Segment Revenues

     Real estate segment revenues were $10 million higher for the three months ended June 30, 2004 compared with the prior year period primarily as a result of increased home sales.

Other Revenues

     Other revenues were $6 million lower for the three months ended June 30, 2004 compared with the prior year period primarily due to lower revenues related to an NAC contract settlement in 2003.

Operating Results – Six-month period ended June 30, 2004 compared with the six-month period ended June 30, 2003

     Our consolidated net income for the six months ended June 30, 2004 was $102 million compared with $81 million for the prior year period. The $21 million increase in the period-to-period comparison reflects the following changes in earnings by segment:

•	Regulated Electricity Segment – Net income increased approximately $2 million primarily due to customer growth, lower regulatory asset amortization, and favorable weather. These positive factors were partially offset by higher costs related to new power plants placed in service in mid 2003 and mid 2004; higher replacement power costs from plant outages due to higher market prices and more unplanned outages; a retail electricity price reduction; and higher depreciation expense related to increased delivery and other assets.

•	Marketing and Trading Segment – net income increased approximately $3 million primarily due to higher prices for wholesale electricity, largely offset by lower margins in California of APS Energy Services.

•	Real Estate Segment – Net income decreased approximately $4 million primarily due to the 2003 gain on the sale of SunCor’s water utility company, which was reported as discontinued operations.

•	Other Segment – Net income increased approximately $20 million primarily due to a gain at El Dorado related to the sale of El Dorado’s limited partnership interest in the Phoenix Suns, which resulted in an after-tax gain of $21 million.

Additional details on the major factors that increased (decreased) income from continuing operations and net income are contained in the following table (dollars in millions).

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Higher retail sales volumes due to customer growth, excluding weather effects	$24	$14
Effects of weather on retail sales	10	6
Decreased purchased power and fuel costs due to lower hedged gas and power prices	4	2
Higher replacement power costs from plant outages due to higher market prices and more unplanned outages	(17)	(10)
Retail electricity price reduction effective July 1, 2003	(13)	(8)
Miscellaneous factors, net	(6)	(3)

Net increase in regulated electricity segment gross margin	2	1

Marketing and trading segment gross margin:
Higher mark-to-market gains for future delivery due to higher forward prices for wholesale electricity	9	5
Higher realized margins on wholesale sales primarily due to higher prices	10	6
Lower competitive retail unit margins in California by APS Energy Services	(16)	(9)

Net increase in marketing and trading segment gross margin	3	2

Net increase in regulated electricity and marketing and trading segments’ gross margins	5	3
Higher other income net of other expense primarily due to the sale of El Dorado’s limited partnership interest in the Phoenix Suns	39	23
Higher operations and maintenance expense primarily due to higher customer service costs and new power plants in service	(4)	(2)
Interest expense net decreases (increases):
New power plants in service	(12)	(7)
Primarily lower debt balances	8	5
Depreciation and amortization decreases (increases):
Decreased regulatory asset amortization	25	15
New power plants in service	(9)	(5)
Increased delivery and other assets	(9)	(5)
Higher property taxes due to increased property values	(6)	(4)
Miscellaneous items, net	—	3

Net increase in income from continuing operations	$37	26

Discontinued operations related to the first quarter of 2003		(5)

Net increase in net income		$21

     The increase in net costs (primarily interest expense, depreciation, and operations and maintenance expense) related to new power plants placed in service in mid 2003 and mid 2004 by Pinnacle West Energy totaled approximately $15 million after income taxes in the six months ended June 30, 2004, compared with the prior year period.

Regulated Electricity Segment Revenues

     Regulated electricity segment revenues were $57 million higher for the six months ended June 30, 2004 compared with the prior year period, primarily as a result of:

•	a $48 million increase in retail revenues related to customer growth and higher average usage, excluding weather effects;

•	a $16 million increase in retail revenues related to weather;

•	a $13 million decrease in retail revenues related to a reduction in retail electricity prices; and

•	a $6 million increase due to miscellaneous factors.

Marketing and Trading Segment Revenues

     Marketing and trading segment revenues were $14 million lower for the six months ended June 30, 2004 compared with the prior year period, primarily as a result of:

•	a $24 million decrease from generation sales other than Native Load primarily due to lower sales volumes and lower prices;

•	a $5 million decrease from lower competitive retail sales in California by APS Energy Services;

•	$6 million of higher other realized wholesale revenues primarily due to higher prices partially offset by lower volumes; and

•	$9 million in higher mark-to-market gains for future-period deliveries primarily as a result of higher forward prices for wholesale electricity.

Real Estate Segment Revenues

     Real estate segment revenues were $21 million higher for the six months ended June 30, 2004 compared with the prior year period primarily as a result of increased home sales.

Other Revenues

     Other revenues were $3 million lower for the six months ended June 30, 2004 compared with the prior year period primarily due to lower revenues related to an NAC contract settlement in 2003.

Liquidity and Capital Resources

     Capital Expenditure Requirements

     The following table summarizes the actual capital expenditures for the six months ended June 30, 2004 and estimated capital expenditures for the next three years (dollars in millions):

	Six Months
	Ended June 30,	Estimated
	2004	2004	2005	2006
APS
Delivery	$161	$326	$390	$453
Generation (a) (b)	54	108	350	202
Other (c)	9	29	30	18

Subtotal	224	463	770	673
Pinnacle West Energy (a)	28	56	15	17
SunCor (d)	37	83	27	17
Other	1	1	—	—

Total	$290	$603	$812	$707

(a)	As discussed in Note 5 under “APS General Rate Case and Retail Rate Adjustment Mechanisms,” as part of its general rate case, APS has requested rate base treatment of the PWEC Dedicated Assets. Pinnacle West Energy’s actual capital expenditures related to the PWEC Dedicated Assets are estimated to be $15 million in 2004, $14 million in 2005 and $14 million in 2006.

(b)	Estimate for 2005 includes about $190 million for acquisition of the Sundance Generating Station. See Note 5 for a discussion of the asset purchase agreement between APS and PPL Sundance Energy, LLC.

(c)	Primarily information systems and facilities projects.

(d)	Consists primarily of capital expenditures for land development and retail and office building construction reflected in “Change in real estate investments” on the Condensed Consolidated Statements of Cash Flows.

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

     Contractual Obligations

     Our future contractual obligations have not changed materially from the amounts disclosed in Part II, Item 7 of the 2003 Form 10-K with the following exceptions that occurred in the six months ended June 30, 2004:

•	Our purchased power and fuel commitments increased approximately $126 million with respect to 2004 payment obligations.

•	See Note 4 for a list of payments due on total long-term debt and capitalized lease requirements.

•	Our purchase obligations for 2005 increased approximately $190 million for our proposed acquisition of the Sundance Generating Station. See Note 5, “Regulatory Matters – Request for Proposals and Asset Purchase Agreement,” for a discussion of the asset purchase agreement between APS and PPL Sundance, including required regulatory approvals.

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

     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of June 30, 2004, APS would have been required to assume approximately $250 million of debt and pay the equity participants approximately $195 million.

     In the first quarter of 2004, we adopted FIN No. 46R for all other contractual arrangements. There was no impact to our financial statements.

     Guarantees and Letters of Credit

     We and certain of our subsidiaries have issued guarantees and letters of credit in support of our unregulated businesses. We have also obtained surety bonds on behalf of APS Energy Services. We have not recorded any liability on our Condensed Consolidated Balance Sheets with respect to these obligations. See Note 16 for additional information regarding guarantees and letters of credit.

     Credit Ratings

     The ratings of securities of Pinnacle West and APS as of August 4, 2004 are shown below and are considered to be “investment-grade” ratings. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’ securities and serve to increase those companies’ cost of and access to capital. It may also require additional collateral related to certain derivative instruments (see Note 10).

	Moody's	Standard & Poor's
Pinnacle West
Senior unsecured	Baa2	BBB-
Commercial paper	P-2	A-2
Outlook	Negative	Negative

APS
Senior unsecured	Baa1	BBB
Secured lease obligation bonds	Baa2	BBB
Commercial paper	P-2	A-2
Outlook	Negative	Negative

     APS no longer has any senior secured debt. See “APS” below for a discussion of the termination of APS’ mortgage and deed of trust.

     Debt Provisions

     Pinnacle West’s and APS’ debt covenants related to their respective financing arrangements include a debt-to-total-capitalization ratio and an interest coverage test. Pinnacle West and APS comply with these covenants and each anticipates it will continue to meet these and other significant covenant requirements. The ratio of debt to total capitalization cannot exceed 65% for the Company and for APS. At June 30, 2004, the ratio was approximately 54% for Pinnacle West. At June 30, 2004, the ratio was approximately 54% for APS. The provisions regarding interest coverage require a minimum cash coverage of two times the interest requirements for each of the Company and APS. The coverages were approximately 4 times for the Company and 4 times for the APS bank financing agreements at June 30, 2004. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.

     Neither Pinnacle West’s nor APS’ financing agreements contain “ratings triggers” that would result in an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a ratings downgrade, Pinnacle West and/or APS may be subject to increased interest costs under certain financing agreements.

     All of Pinnacle West’s bank agreements contain “cross-default” provisions that would result in defaults and the potential acceleration of payment under these loan agreements if Pinnacle West or APS were to default under other agreements. All of APS’ bank agreements contain cross-default provisions that would result in defaults and the potential acceleration of payment under these bank agreements if APS were to default under other agreements. Pinnacle West’s and APS’ credit agreements generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in financial condition or financial prospects, except APS does not have a material adverse change restriction for revolver borrowings equal to outstanding commercial paper amounts.

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

     Our primary sources of cash are dividends from APS, external financings and cash distributions from our other subsidiaries, primarily SunCor. We expect SunCor to make cash distributions to the parent company of $80 to $100 million annually in 2004 and 2005 due to anticipated accelerated asset sales activity. As discussed in Note 5 under “ACC Financing Orders,” APS must maintain a common equity ratio of at least 40% and may not pay common dividends if the payment would reduce its common equity below that threshold. As defined in the Financing Order, common equity ratio is common equity divided by common equity plus long-term debt, including current maturities of long-term debt. At June 30, 2004, APS’ common equity ratio was approximately 45%.

     On February 2, 2004, we used proceeds from the $165 million Floating Rate Notes issued on November 12, 2003 and short term borrowings to pay down the maturing $215 million 4.5% Senior Notes due 2004.

     Pinnacle West sponsors a pension plan that covers employees of Pinnacle West and our subsidiaries. We contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of the fund assets and our pension obligation. APS and other subsidiaries fund their share of the pension contribution, of which APS represents approximately 89% of the total funding amounts described above. The assets in the plan are comprised of common stocks, bonds and real estate. Future year contribution amounts are dependent on fund performance and fund valuation assumptions. The United States Pension Stability Act was signed into law on April 10, 2004. Under this new legislation, our required pension contribution in 2004 is $35 million, which we plan to contribute in the third quarter. We have contributed approximately $14 million to our other postretirement benefits plan in 2004 through June.

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

     On March 31, 2004, Navajo County, Arizona Pollution Control Corporation issued $166 million of variable interest rate pollution control bonds, 2004 Series A-E, due 2034. The bonds were issued to refinance $166 million of outstanding pollution control bonds. The Series A-E bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and Navajo County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets.

     Also on March 31, 2004, Coconino County, Arizona Pollution Control Corporation issued $13 million of variable interest rate pollution control bonds, 2004 Series A, due 2034. The bonds were issued to refinance $13 million of outstanding pollution control bonds. The Series A bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and Coconino County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets.

     In May 2004, we renewed our $250 million revolving credit facility, while increasing its size to $325 million and extending its term to three years. The revolver provides liquidity support for APS’ $250 million commercial paper program, as well as an additional $75 million for other liquidity needs and miscellaneous letters of credit.

     On June 29, 2004 APS issued $300 million of 5.80% senior unsecured notes due June 30, 2014. The proceeds from the sale of the notes will be used to redeem all or a portion of $100 million in aggregate principal amount of APS’ 6.25% Notes due January 15, 2005 and/or all or a portion of $300 million in aggregate principal amount of APS’ 7.625% Notes due August 1, 2005.

     APS has retired all first mortgage bonds issued by APS under its 1946 mortgage and deed of trust, including the first mortgage bonds securing APS senior notes. On April 30, 2004, APS terminated its mortgage and deed of trust and, as a result, is not able to issue any additional first mortgage bonds under that mortgage.

     Although provisions in APS’ articles of incorporation and ACC financing orders establish maximum amounts of preferred stock and debt that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

     Pinnacle West Energy

     Pinnacle West Energy’s capital requirements consist primarily of capital expenditures. As of May 2004, SNWA has paid Pinnacle West Energy about $93 million for a 25% interest in the 570 MW Silverhawk combined cycle plant. Pinnacle West Energy’s capital requirements are funded through capital infusions from Pinnacle West, which finances those infusions through debt and equity financings and internally-generated cash. See the capital expenditures table above for actual capital expenditures in the six months ended June 30, 2004 and projected capital expenditures for the next three years.

     See Note 5 for a discussion of the $500 million financing arrangement between APS and Pinnacle West Energy authorized by the ACC pursuant to the Financing Order.

     Other Subsidiaries

     During the past three years, SunCor funded its cash requirements with cash from operations and its own external financings. SunCor’s capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the capital expenditures table above for actual capital expenditures in the six months ended June 30, 2004 and projected capital expenditures for the next three years. SunCor expects to fund its capital requirements with cash from operations and external financings.

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

Business Outlook

     2004 Earnings Outlook

     We confirm our previous guidance that we expect our 2004 earnings will be approximately $2.50 per share, after taxes on a fully-diluted basis. This estimate assumes no contribution from a general rate case decision (see Note 5) and excludes the gains on El Dorado’s sale of its limited partnership interest in the Phoenix Suns (see Note 19) and its pending sale of NAC (see Note 20). Although temporary transmission constraints related to recent substation fires in our Phoenix service territory likely will have a modest negative impact on 2004 earnings, it would be premature to change our guidance at this time. This earnings guidance, which supersedes all previous 2004 earnings guidance provided by the Company, is forward-looking information, and actual results may differ materially from our expectations. See “Forward-Looking Statements” below.

     A number of factors affecting our business outlook are discussed below.

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

     Customer Growth Customer growth in APS’ service territory averaged about 3.4% a year for the three years 2001 through 2003; we currently expect customer growth to average about 3.6% per year from 2004 to 2006. We currently estimate that total retail electricity sales in kilowatt-hours will grow 4.8 % on average, from 2004 through 2006, before the retail effects of weather variations. The customer and sales growth referred to in this paragraph applies to Native Load customers. Customer growth for the six-month period ended June 30, 2004 compared with the prior year period was 3.6%.

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

     Depreciation and Amortization Expenses Depreciation and amortization expenses are impacted by net additions to existing utility plant and other property, changes in regulatory asset amortization and our generation construction program. West Phoenix Unit 4 was placed in service in June 2001. Redhawk Units 1 and 2 and the new Saguaro Unit 3 began commercial operations in July 2002. West Phoenix Unit 5 was placed in service in July 2003 and Silverhawk was placed in service in May 2004. The regulatory assets to be recovered through June 30, 2004 under the 1999 Settlement Agreement were amortized as follows (dollars in millions):

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

     Interest Expense Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. The primary factors affecting borrowing levels in the next several years are expected to be our capital requirements and our internally generated cash flow. Capitalized interest offsets a portion of interest expense while capital projects are under construction. We stop accruing capitalized interest on a project when it is placed in commercial operation. As noted above, we placed new power plants in commercial operation in 2001, 2002, 2003 and 2004. Interest expense is also affected by interest rates on variable-rate debt and interest rates on the refinancing of the Company’s future liquidity needs.

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

     Subsidiaries In the case of SunCor, efforts to accelerate asset sales activities in 2003 were successful. A portion of these sales have been, and additional amounts may be required to be, reported as discontinued operations on our Condensed Consolidated Statements of Income. See Note 18 for further discussion. The annual earnings contribution from SunCor was $56 million after tax in 2003. We anticipate SunCor’s annual earnings contributions will average $30-$40 million over the years 2004 and 2005.

     The annual earnings contribution from APS Energy Services is expected to be positive over the next several years due primarily to a number of retail electricity contracts in California. APS Energy Services had after tax earnings of $16 million in 2003.

     We expect SunCor and APS Energy Services to have combined earnings of approximately $10 million per year after tax beyond 2005.

     El Dorado’s historical results are not necessarily indicative of future performance. In June 2004, the Phoenix Suns Limited Partnership, in which El Dorado holds limited partnership interests, sold the partnership’s assets to a new investor group. The transaction resulted in a gain for El Dorado of approximately $21 million after income taxes (see Note 19 for further information). See Note 20 for information regarding El Dorado’s pending sale of NAC.

     General Our financial results may be affected by a number of broad factors. See “Forward-Looking Statements” below for further information on such factors, which may cause our actual future results to differ from those we currently seek or anticipate.

Risk Factors

     Exhibit 99.1, which is hereby incorporated by reference, contains a discussion of risk factors affecting the Company.

Forward-Looking Statements

     This document contains forward-looking statements based on current expectations, and we assume no obligation to update these statements or make any further statements on any of these issues, except as required by applicable law. These forward-looking statements are often identified by words such as “predict”, “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. In addition to the Risk Factors noted above (see Exhibit 99.1), these factors include, but are not limited to:

•	state and federal regulatory and legislative decisions and actions, including the outcome of the rate case we filed with the ACC on June 27, 2003 and the wholesale electric price mitigation plan adopted by the FERC;

•	the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and decisions impacting wholesale competition;

•	the outcome of regulatory, legislative and judicial proceedings relating to the restructuring;

•	market prices for electricity and natural gas;

•	power plant performance and outages, including transmission outages and constraints;

•	weather variations affecting local and regional customer energy usage;

•	energy usage;

•	regional economic and market conditions, including the results of litigation and other proceedings resulting from the California energy situation, volatile purchased power and fuel costs and the completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies;

•	the cost of debt and equity capital and access to capital markets;

•	our ability to compete successfully outside traditional regulated markets (including the wholesale market);

•	the performance of our marketing and trading activities due to volatile market liquidity and deteriorating counterparty credit and the use of derivative contracts in our business (including the interpretation of the subjective and complex accounting rules related to these contracts);

•	changes in accounting principles generally accepted in the United States of America;

•	the performance of the stock market and the changing interest rate environment, which affect the amount of our required contributions to our pension plan and nuclear decommissioning trust funds, as well as our reported costs of providing pension and other postretirement benefits;

•	technological developments in the electric industry;

•	strength of the real estate market in SunCor’s market areas, which include Arizona, Idaho, New Mexico and Utah;

•	conservation programs; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

Item 3. Market Risks

     Our operations include managing market risks related to changes in interest rates, commodity prices and investments held by our nuclear decommissioning trust fund.

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

     The mark-to-market values of derivative instruments related to our risk management and trading activities are presented in two categories consistent with our business segments:

•	Regulated Electricity – non-trading derivative instruments that hedge our purchases and sales of electricity and fuel for APS’ Native Load requirements of our regulated electricity business segment; and

•	Marketing and Trading – non-trading and trading derivative instruments of our competitive business segment.

     The following tables show the pretax changes in mark-to-market of our regulated electricity and marketing and trading derivative positions for the six months ended June 30, 2004 and 2003 (dollars in millions):

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003
		Marketing		Marketing
	Regulated	and	Regulated	and
	Electricity	Trading	Electricity	Trading
Mark-to-market of net positions at beginning of period	$—	$69	$(49)	$57
Change in mark-to-market gains/(losses) for future period deliveries	11	13	6	(5)
Changes in cash flow hedges recorded in OCI	48	25	33	46
Ineffective portion of changes in fair value recorded in earnings	1	1	6	1
Mark-to-market losses/(gains) realized during the period	3	(10)	7	(14)

Mark-to-market of net positions at end of period	$63	$98	$3	$85

     The tables below show the fair value of maturities of our regulated electricity and trading derivative contracts (dollars in millions) at June 30, 2004 by maturities and by the type of valuation that is performed to calculate the fair values. See “Critical Accounting Policies — Mark-to-Market Accounting,” in Item 7 of our 2003 Form 10-K for more discussion on our valuation methods.

Regulated Electricity

				Total
			Years	fair
Source of Fair Value	2004	2005	thereafter	value
Prices actively quoted	$19	$27	$8	$54
Prices provided by other external sources	8	1	—	9
Prices based on models and other valuation methods	—	—	—	—

Total by maturity	$27	$28	$8	$63

Marketing and Trading

							Total
						Years	fair
Source of Fair Value	2004	2005	2006	2007	2008	thereafter	value
Prices actively quoted	$14	$—	$—	$—	$—	$—	$14
Prices provided by other external sources	—	32	33	38	19	(1)	121
Prices based on models and other valuation methods	—	(3)	(13)	(15)	(5)	(1)	(37)

Total by maturity	$14	$29	$20	$23	$14	$(2)	$98

     The table below shows the impact that hypothetical price movements of 10% would have had on the market value of our risk management and trading assets and liabilities included on the Condensed Consolidated Balance Sheets at June 30, 2004 (dollars in millions).

	June 30, 2004
	Gain (Loss)
	Price Up	Price Down
Commodity	10%	10%
Mark-to-market changes reported in earnings (a):
Electricity	$(2)	$2
Natural gas	1	(1)
Mark-to-market changes reported in OCI (b):
Electricity	40	(40)
Natural gas	34	(34)

Total	$73	$(73)

(a)	These contracts are primarily structured sales activities hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

(b)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged.

Credit Risk

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including two counterparties for which a worst case exposure represented approximately 26% of our $373 million of risk management and trading assets as of June 30, 2004. See “Critical Accounting Policies - Mark-to-Market Accounting,” in Item 7 of our 2003 Form 10-K

for more discussion on our valuation methods. See Note 10 for further discussion of credit risk.

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

PART II – OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (e) Issuer Purchases of Equity Securities

     The following table contains information about our purchases of our common stock during the second quarter of 2004.

Issuer Purchases of Equity Securities

Maximum
Number (or
Approximate
			Total Number	Dollar Value) of
			of Shares	Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased(1)	Paid per Share	Programs	Programs
April 1 to April 30, 2004	—	—	—	—
May 1 to May 31, 2004	80,000	$37.3047	—	—
June 1 to June 30, 2004	—	—	—	—

Total	80,000	$37.3047	—	—

(1)	Represents shares purchased on the open market to satisfy common stock requirements under our Savings Plan, 1994 Long-Term Incentive Plan, 2002 Long-Term Incentive Plan, and Investors Advantage Plan. Later this year, we intend to begin satisfying the common stock requirements under these plans through newly-issued common stock.

Item 4. Submission of Matters to a Vote of Security-Holders

     At our Annual Meeting of Shareholders held on May 19, 2004, the following persons were elected as directors:

Class I (Term to expire at			Abstentions and
2007 Annual Meeting)	Votes For	Votes Against	Broker Non-Votes
Roy A. Herberger, Jr.	80,156,572	2,610,463	N/A

Humberto S. Lopez	80,240,013	2,527,022	N/A

Kathryn L. Munro	80,588,683	2,178,353	N/A

William L. Stewart	80,195,369	2,571,666	N/A

     At the same meeting, a proposal for the ratification of the selection of Deloitte & Touche LLP as Independent Auditors of the Company was submitted to the shareholders, and the voting was as follows:

Proposal for the ratification			Abstentions and
of Deloitte & Touche LLP	Votes For	Votes Against	Broker Non-Votes
	79,191,564	2,516,578	1,058,893

     Also, at the same meeting, the following shareholder proposal was submitted to shareholders:

Proposal that Pinnacle West
provide shareholders with a
report regarding the interim
storage of irradiated fuel			Abstentions and
rods at Palo Verde	Votes For	Votes Against	Broker Non-Votes
	4,484,685	57,733,104	10,393,800

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

Environmental Matters

     See “Environmental Matters — Superfund” in Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of a superfund site.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.	Description
3.1	Bylaws, amended as of June 23, 2004

10.1	Asset Purchase Agreement by and between PPL Sundance Energy, LLC, as Seller, and Arizona Public Service Company, as Purchaser, dated as of June 1, 2004

10.2[a]	Form of Performance Accelerated Stock Option Agreement under Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan

10.3[a]	Form of Performance Share Agreement under Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan

10.4[a]	Form of Stock Ownership Incentive Agreement under Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan

10.5[a]	Form of Restricted Stock Award Agreement under Pinnacle West Capital Corporation 1994 Long-Term Incentive Plan

12.1	Ratio of Earnings to Fixed Charges

31.1	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

[a]	Agreements, substantially identical in all material respects to this Exhibit, have been entered into with officers and key employees of the Company. Although such additional documents may differ in other respects (such as stock amounts and dates of execution), there are no material details in which such agreements differ from this Exhibit.

Exhibit No.	Description
31.2	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West Risk Factors

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

		Originally Filed		Date
Exhibit No.	Description	as Exhibit:	File No.[a]	Effective
3.2	Articles of Incorporation restated as of July 29, 1988	19.1 to the Company’s September 30, 1988 Form 10-Q Report	1-8962	11-14-88

a Reports filed under File No. 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

(b)	Reports on Form 8-K

     During the quarter ended June 30, 2004, and the period from July 1 through August 6, 2004, we filed the following reports on Form 8-K:

     Report dated March 31, 2004, containing exhibits comprised of financial information, earnings variance explanations and an earnings news release (Item 7, Item 9 and Item 12).

     Report dated April 16, 2004, containing a procedural order issued by an ACC ALJ, which revised the procedural schedule and timing of APS’ general rate case (Item 5 and Item 7).

     Report dated May 26, 2004, regarding the Asset Purchase Agreement between APS and PPL Sundance Energy, LLC and the issuance of a procedural order extending the stay of the procedural schedule and discovery in APS’ general rate case (Item 5).

     Report dated June 14, 2004, regarding a shutdown of the Palo Verde units, the issuance by an ACC ALJ of a procedural order extending the stay of the procedural schedule in APS’ general rate case and a FERC audit of APS and its affiliates (Item 5).

     Report dated June 30, 2004, containing exhibits comprised of financial information, earnings variance explanations and an earnings news release (Item 7, Item 9 and Item 12).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION (Registrant)

Dated: August 6, 2004	By:	/s/ Donald E. Brandt

Donald E. Brandt
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer and Officer Duly Authorized to sign this Report)

Exhibit Index

Exhibit No.	Description
3.1	Bylaws, amended as of June 23, 2004

10.1	Asset Purchase Agreement by and between PPL Sundance Energy, LLC, as Seller, and Arizona Public Service Company, as Purchaser, dated as of June 1, 2004

10.2[a]	Form of Performance Accelerated Stock Option Agreement under Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan

10.3[a]	Form of Performance Share Agreement under Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan

10.4[a]	Form of Stock Ownership Incentive Agreement under Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan

10.5[a]	Form of Restricted Stock Award Agreement under Pinnacle West Capital Corporation 1994 Long-Term Incentive Plan

12.1	Ratio of Earnings to Fixed Charges

31.1	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

[a]	Agreements, substantially identical in all material respects to this Exhibit, have been entered into with officers and key employees of the Company. Although such additional documents may differ in other respects (such as stock amounts and dates of execution), there are no material details in which such agreements differ from this Exhibit.

Exhibit No.	Description
31.2	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West Risk Factors

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

		Originally Filed		Date
Exhibit No.	Description	as Exhibit:	File No.[a]	Effective
3.2	Articles of Incorporation restated as of July 29, 1988	19.1 to the Company’s September 30, 1988 Form 10-Q Report	1-8962	11-14-88

[a]	Reports filed under File No. 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.