Form 10-Q
period 2004-09-30
PINNACLE WEST CAPITAL CORP
filed 2004-11-08
CIK 764622

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares of common stock, no par value,
outstanding as of November 4, 2004: 91,572,219

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
T&D – transmission and distribution
Track A Order – ACC order dated September 10, 2002 regarding generation asset transfers and related issues
Track B Order –ACC order dated March 14, 2003 regarding competitive solicitation requirements for power purchases by Arizona’s investor-owned electric utilities
Trading – energy-related activities entered into with the objective of generating profits on changes in wholesale market prices
2003 Form 10-K – the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003
2004 Settlement Agreement – an agreement proposing terms under which APS’ general rate case would be settled
VIE – variable interest entity

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2004	2003
Operating Revenues
Regulated electricity segment	$670,559	$667,400
Marketing and trading segment	128,563	82,558
Real estate segment	75,072	75,009
Other revenues	12,585	6,035

Total	886,779	831,002

Operating Expenses
Regulated electricity segment purchased power and fuel	202,156	208,757
Marketing and trading segment purchased power and fuel	107,377	84,195
Operations and maintenance	160,765	133,852
Real estate segment operations	67,079	63,196
Depreciation and amortization	97,349	110,242
Taxes other than income taxes	31,649	28,206
Other expenses	9,568	5,193

Total	675,943	633,641

Operating Income	210,836	197,361

Other
Allowance for equity funds used during construction	(1,327)	11,194
Other income (Note 15)	2,836	5,533
Other expense (Note 15)	(4,568)	(5,791)

Total	(3,059)	10,936

Interest Expense
Interest charges	49,497	52,527
Capitalized interest	(4,506)	(2,851)

Total	44,991	49,676

Income From Continuing Operations Before Income Taxes	162,786	158,621
Income Taxes	58,900	49,961

Income From Continuing Operations	103,886	108,660
Income From Discontinued Operations
- Net of Income Tax Expense of $1,174 and $899 (Note 18)	1,514	1,388

Net Income	$105,400	$110,048

Weighted-Average Common Shares Outstanding — Basic	91,357	91,271
Weighted-Average Common Shares Outstanding — Diluted	91,491	91,467
Earnings Per Weighted-Average Common Share Outstanding (Note 17)
Income From Continuing Operations — Basic	$1.14	$1.19
Net Income — Basic	1.15	1.21
Income From Continuing Operations — Diluted	1.14	1.19
Net Income — Diluted	1.15	1.20
Dividends Declared Per Share	$0.45	$0.425

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2004	2003
Operating Revenues
Regulated electricity segment	$1,605,952	$1,545,829
Marketing and trading segment	332,186	300,439
Real estate segment	193,965	172,886
Other revenues	32,904	16,774

Total	2,165,007	2,035,928

Operating Expenses
Regulated electricity segment purchased power and fuel	442,409	394,373
Marketing and trading segment purchased power and fuel	269,261	263,201
Operations and maintenance	437,126	408,488
Real estate segment operations	177,374	157,297
Depreciation and amortization	302,919	321,197
Taxes other than income taxes	94,511	84,851
Other expenses	25,893	12,445

Total	1,749,493	1,641,852

Operating Income	415,514	394,076

Other
Allowance for equity funds used during construction	2,859	11,194
Other income (Notes 15 and 19)	50,653	13,886
Other expense (Note 15)	(14,444)	(15,079)

Total	39,068	10,001

Interest Expense
Interest charges	144,645	151,332
Capitalized interest	(13,537)	(24,061)

Total	131,108	127,271

Income From Continuing Operations Before Income Taxes	323,474	276,806
Income Taxes	117,574	96,054

Income From Continuing Operations	205,900	180,752
Income From Discontinued Operations
- Net of Income Tax Expense of $2,609 and $7,000 (Note 18)	3,566	10,736

Net Income	$209,466	$191,488

Weighted-Average Common Shares Outstanding — Basic	91,322	91,262
Weighted-Average Common Shares Outstanding — Diluted	91,430	91,432
Earnings Per Weighted-Average Common Share Outstanding (Note 17)
Income From Continuing Operations — Basic	$2.25	$1.98
Net Income — Basic	2.29	2.10
Income From Continuing Operations — Diluted	2.25	1.98
Net Income — Diluted	2.29	2.09
Dividends Declared Per Share	$1.35	$1.28

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)
ASSETS

	September 30,	December 31,
	2004	2003
Current Assets
Cash and cash equivalents	$373,064	$222,912
Customer and other receivables	428,947	354,666
Allowance for doubtful accounts	(5,059)	(9,223)
Accrued utility revenues	120,532	88,629
Materials and supplies (at average cost)	98,943	96,099
Fossil fuel (at average cost)	22,892	28,367
Assets from risk management and trading activities (Note 10)	164,572	97,630
NAC assets held for sale (Note 18)	13,941	23,065
Other current assets	40,935	72,649

Total current assets	1,258,767	974,794

Investments and Other Assets
Real estate investments—net	381,494	343,322
Assets from risk management and trading activities - long-term (Note 10)	231,657	138,946
Decommissioning trust accounts	253,020	240,645
Other assets	103,728	88,473

Total investments and other assets	969,899	811,386

Property, Plant and Equipment
Plant in service and held for future use	10,397,795	9,904,874
Less accumulated depreciation and amortization	3,303,970	3,145,609

Total	7,093,825	6,759,265
Construction work in progress	193,339	554,876
Intangible assets, net of accumulated amortization	114,690	108,534
Nuclear fuel, net of accumulated amortization	57,936	52,011

Net property, plant and equipment	7,459,790	7,474,686

Deferred Debits
Regulatory assets	169,368	164,804
Other deferred debits	109,755	110,708

Total deferred debits	279,123	275,512

Total Assets	$9,967,579	$9,536,378

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)
LIABILITIES AND EQUITY

	September 30,	December 31,
	2004	2003
Current Liabilities
Accounts payable	$315,319	$283,021
Accrued taxes	171,409	69,769
Accrued interest	49,647	51,825
Short-term borrowings	94,204	86,081
Current maturities of long-term debt	566,991	704,914
Customer deposits	54,696	49,783
Deferred income taxes	631	631
Liabilities from risk management and trading activities (Note 10)	133,355	92,755
NAC liabilities held for sale (Note 18)	9,971	16,427
Other current liabilities	91,021	77,362

Total current liabilities	1,487,244	1,432,568

Long-Term Debt Less Current Maturities	2,632,062	2,616,585

Deferred Credits and Other
Deferred income taxes	1,402,246	1,329,253
Regulatory liabilities	528,838	510,423
Pension liability (Note 6)	197,039	188,041
Liability for asset retirement	246,774	234,440
Liabilities from risk management and trading activities - long-term (Note 10)	124,703	82,730
Unamortized gain — sale of utility plant	51,477	54,909
Other	320,443	257,650

Total deferred credits and other	2,871,520	2,657,446

Commitments and Contingencies (Notes 5, 12 and 13)
Common Stock Equity
Common stock, no par value	1,753,825	1,744,354
Treasury stock	(490)	(3,273)

Total common stock	1,753,335	1,741,081

Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(66,564)	(66,564)
Derivative instruments	76,102	27,563

Total accumulated other comprehensive income (loss)	9,538	(39,001)

Retained earnings	1,213,880	1,127,699

Total common stock equity	2,976,753	2,829,779

Total Liabilities and Equity	$9,967,579	$9,536,378

See Notes to Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$209,466	$191,488
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(3,566)	(10,736)
Equity earnings in Phoenix Suns partnership	(34,594)	—
Depreciation and amortization	302,919	321,197
Nuclear fuel amortization	23,393	22,781
Allowance for equity funds used during construction	(2,859)	(11,194)
Deferred income taxes	32,558	(43,864)
Change in mark-to-market valuations	(25,563)	9,522
Changes in current assets and liabilities:
Customer and other receivables	(78,445)	(49,218)
Accrued utility revenues	(31,903)	(33,946)
Materials, supplies and fossil fuel	2,631	(3,130)
Other current assets	31,714	4,568
Accounts payable	37,127	(4,332)
Accrued taxes	101,640	158,589
Accrued interest	(2,178)	(2,345)
Other current liabilities	27,623	4,174
Proceeds from the sale of real estate assets	37,259	51,612
Real estate investments	(54,722)	(44,661)
Increase in regulatory assets	(5,551)	(10,681)
Increase in regulatory liabilities	18,415	612
Change in risk management and trading — assets	7,257	35,747
Change in risk management and trading — liabilities	21,078	(11,489)
Change in pension liability	8,998	2,616
Change in other long-term assets	(25,451)	4,103
Change in other long-term liabilities	33,201	35,205

Net cash flow provided by operating activities	630,447	616,618

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(356,707)	(495,825)
Proceeds from the sale of Silverhawk	90,967	—
Capitalized interest	(13,537)	(24,061)
Proceeds from sale of assets from discontinued operations	8,566	24,098
Discontinued operations — NAC	4,129	(14,356)
Proceeds from sale of the Phoenix Suns partnership	23,101	—
Other	(8,775)	(3,018)

Net cash flow used for investing activities	(252,256)	(513,162)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	476,293	542,154
Short-term borrowings and payments—net	8,123	(9,019)
Dividends paid on common stock	(123,285)	(116,346)
Repayment of long-term debt	(603,286)	(404,284)
Other	14,116	6,374

Net cash flow (used for) provided by financing activities	(228,039)	18,879

Net Increase in Cash and Cash Equivalents	150,152	122,335
Cash and Cash Equivalents at Beginning of Period	222,912	75,089

Cash and Cash Equivalents at End of Period	$373,064	$197,424

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid, net of amounts capitalized	$146,903	$120,098
Income taxes paid	$16,557	$9,674

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

     In May 2004, APS renewed its $250 million revolving credit facility, while increasing its size to $325 million and extending its term to three years. The revolver provides liquidity support for APS’ $250 million commercial paper program, as well as an additional $75 million for other liquidity needs and miscellaneous letters of credit.

     On June 29, 2004, APS issued $300 million of 5.80% senior unsecured notes due June 30, 2014. The proceeds from the sale of the notes will be used to redeem all or a portion of $100 million in aggregate principal amount of APS’ 6.25% Notes due January 15, 2005 and/or all or a portion of $300 million in aggregate principal amount of APS’ 7.625% Notes due August 1, 2005.

     At September 30, 2004, APS had $566 million of pollution control bonds under which interest rates are reset on a daily, weekly or annual basis. The holders of $387 million of these bonds have the right to cause APS to purchase their bonds on the applicable reset date if the bonds are not remarketed. Of these bonds, $164 million of such bonds are classified as current maturities of long-term debt. The remaining $223 million of bonds are classified as long-term debt because APS has the intent and ability, as demonstrated by credit agreements in place that extend for more than one year, to refinance any bonds that APS is required to purchase.

     In October 2004, we replaced two separate revolving credit facilities (with collective borrowing capacity of $275 million) with a $300 million revolving credit facility that terminates in October 2007. The revolver provides liquidity support for Pinnacle West’s $250 million commercial paper program, as well as up to $100 million of the facility that can be used for letters of credit.

     The following is a list of principal payments due on our total long-term debt and capitalized lease requirements as of September 30, 2004:

•	$1 million in 2004;

•	$782 million in 2005;

•	$396 million in 2006;

•	$175 million in 2007;

•	$6 million in 2008; and

•	$1.847 billion thereafter.

     In May 2004, SNWA paid Pinnacle West Energy approximately $91 million for a 25% interest in the 570 MW Silverhawk combined cycle plant.

5. Regulatory Matters

Electric Industry Restructuring

State

     APS General Rate Case; 2004 Settlement Agreement

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

     On August 18, 2004, a substantial majority of the parties to the rate case, including APS, the ACC staff, the Residential Utility Consumer Office, other customer groups, and merchant power plant intervenors entered into an agreement that proposes terms under which the rate case would be settled (the “2004 Settlement Agreement”). Key financial components of the 2004 Settlement Agreement, which is subject to ACC approval, are as follows:

•	APS would receive an annual retail rate increase of approximately $75.5 million, or 4.21%. The increase would consist of an increase in base rates of approximately 3.77% and an increase of approximately 0.44% for recovery over five years of the past costs of compliance with the ACC’s retail electric competition rules.

•	APS would acquire the PWEC Dedicated Assets from Pinnacle West Energy and rate base the PWEC Dedicated Assets at a rate base value of $700 million, which would result in a mandatory rate base disallowance of $148 million. As a result, for financial reporting purposes, APS would recognize a one-time, after-tax net plant write-off of approximately $88 million in the period when the plant transfer to APS is completed, and would reduce annual depreciation expense by approximately $5 million.

•	To bridge the time between the effective date of the rate increase and the actual date the PWEC Dedicated Assets transfer, APS and Pinnacle West Energy would enter into a cost-based purchase power agreement (the “Bridge PPA”), which would be based on the value of the PWEC Dedicated Assets described in the previous bullet point. The Bridge PPA would remain in effect until the FERC approves the transfer of the PWEC Dedicated Assets to APS and the transfer is completed.

•	If the FERC were to issue an order denying APS’ request to acquire the PWEC Dedicated Assets, the Bridge PPA would become a 30-year purchased power agreement, with prices reflecting cost-of-service as if APS had acquired and rate-based the PWEC Dedicated Assets at the value described above.

•	If the FERC were to issue an order (a) approving APS’ request to transfer the PWEC Dedicated Assets at a value materially less than $700 million, (b) approving the transfer of fewer than all of the PWEC Dedicated Assets, or (c) that was materially inconsistent with the 2004 Settlement Agreement, APS would file an appropriate application with the ACC so that rates could be adjusted. In these circumstances, the Bridge PPA would continue at least until the conclusion of the subsequent proceeding to consider any appropriate adjustment to APS’ rates.

•	A power supply adjuster would provide for the recovery of fuel and purchased power costs, subject to specified parameters and procedures.

•	APS would not restore and recover in rates the $234 million write-off recorded in 1999 as a result of a 1999 settlement agreement approved by the ACC related to the implementation of retail electric competition in Arizona. As a result, annual amortization expense for financial reporting purposes would be approximately $16 million less than if the $234 million write-off had been restored and amortized over a 15-year period as originally requested.

•	APS would adopt longer service lives than originally requested for certain depreciable assets, which would have the effect of reducing annual depreciation expense for financial reporting purposes by approximately $26 million.

     Major changes in revenue requirements under the 2004 Settlement Agreement are as follows (dollars in millions):

Original APS request	$175
Return on equity to 10.25% versus 11.50%	(36)
No recovery of $234 million write-off	(32)
Lengthen asset depreciable lives	(26)
$148 million rate base disallowance	(22)
Miscellaneous – net (not specifically identified in 2004 Settlement Agreement)	17

Proposed settlement	$76

     Hearings on the 2004 Settlement Agreement are scheduled to begin on November 8, 2004.

     ACC Financing Order

     On May 12, 2003, APS issued $500 million of debt pursuant to the Financing Order and made a $500 million loan to Pinnacle West Energy. Pinnacle West Energy distributed the net proceeds of that loan to us to fund the repayment of a portion of the debt we incurred to finance the construction of the PWEC Dedicated Assets.

     The ACC granted the Financing Order subject to various conditions. One of these conditions is that APS must maintain a common equity ratio of at least forty percent and may not pay common dividends if such payment would reduce its common equity ratio below that threshold, unless otherwise waived by the ACC.

     In addition, the Financing Order required the ACC staff to conduct an inquiry into our and our affiliates’ compliance with the retail electric competition and related rules and decisions. On June 13, 2003, APS submitted its report on these matters to the ACC staff. As part of the 2004 Settlement Agreement, this inquiry would be concluded with no further action by the ACC.

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

     On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgment holding that the Rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted to the Arizona Attorney General for certification. The judgment also invalidates all ACC orders authorizing competitive electric service providers, including APS Energy Services, to operate in Arizona. We do not believe the ruling affected the 1999 Settlement Agreement. The 1999 Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to the fair value of APS’ property in the order approving the 1999 Settlement Agreement. The ACC and other parties aligned with the ACC appealed the ruling to the Arizona Court of Appeals, and in January 2004, the Court invalidated some, but not all, of the Rules as either violative of Arizona’s constitutional requirement that the ACC consider the “fair value” of a utility’s property in setting rates or as being beyond the ACC’s constitutional and statutory powers. Other Rules were set aside for failure to submit such regulations to the Arizona Attorney General for approval as required by statute. A request for the Arizona Supreme Court to review the Court of Appeals decision is still pending.

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

Order. The major provisions of the principles include, among other things, the following:

•	APS and the ACC staff agreed that it would be appropriate for the ACC to consider the following matters in APS’ general rate case, which was filed on June 27, 2003:

•	the generating assets to be included in APS’ rate base, including the question of whether the PWEC Dedicated Assets should be included in APS’ rate base;

•	the appropriate treatment of the $234 million pretax asset write-off agreed to by APS as part of the 1999 Settlement Agreement; and

•	the appropriate treatment of costs incurred by APS in preparation for the previously anticipated transfer of generation assets to Pinnacle West Energy.

•	As a result of the ACC’s issuance of the Financing Order, APS’ appeals of the Track A Order are limited to the issues described in the preceding bullet points.

     On August 27, 2003, APS, Pinnacle West and Pinnacle West Energy filed a lawsuit asserting damage claims relating to the Track A Order. Arizona Public Service Company et al. v. The State of Arizona ex rel., Superior Court of the State of Arizona, County of Maricopa, No. CV2003-016372.

     Upon the ACC’s issuance of a final, non-appealable order approving the 2004 Settlement Agreement, APS, Pinnacle West, and Pinnacle West Energy will dismiss the litigation described under this “Track A” heading.

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

     Effective upon final ACC approval of the 2004 Settlement Agreement and the closing of the purchase of PPL Sundance, the Track B contracts with Pinnacle West Energy and PPL Energy Plus, LLC will be cancelled.

     Provider of Last Resort Obligation

     Although the Rules allow retail customers to have access to competitive providers of energy and energy services, APS is, under the Rules, the “provider of last resort” for standard-offer, full-service customers under rates that have been approved by the ACC. In the event of shortfalls due to unforeseen increases in load demand or generation or transmission outages, APS may need to purchase additional supplemental power in the wholesale spot market. At various times, prices in the spot wholesale market have significantly exceeded the amount included in APS’ current retail rates. There can be no assurance that APS would be able to fully recover the costs of this power. The proposed settlement of APS’ general rate case, discussed above, would, among other things, allow APS to recover purchased power costs.

     1999 Settlement Agreement

     The following are the major provisions of a settlement agreement entered into in 1999, as approved by the ACC:

•	APS has reduced rates for standard-offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% on July 1 for each of the years 1999 to 2003 for a total of 7.5%. Based on the price reductions authorized in the 1999 Settlement Agreement, there were retail price decreases of approximately $24 million ($14 million after taxes), effective July 1, 1999; approximately $28 million ($17 million after taxes), effective July 1, 2000; approximately $27 million ($16 million after taxes), effective July 1, 2001; approximately $28 million ($17 million after taxes), effective July 1, 2002; and approximately $29 million ($18 million after taxes), effective July 1, 2003. For customers having loads of three MW or greater, standard-offer rates have been reduced in varying annual increments that total 5% in the years 1999 through 2002.

•	Unbundled rates being charged by APS for competitive direct access service (for example, distribution services) became effective upon approval of the 1999 Settlement Agreement, retroactive to July 1,

1999, and also became subject to annual reductions beginning January 1, 2000, that vary by rate class, through January 1, 2004.

•	There was a moratorium on retail price changes for standard-offer and unbundled competitive direct access services until July 1, 2004.

•	APS is being permitted to defer for later recovery prudent and reasonable costs of complying with the Rules, system benefits costs in excess of the levels included in then-current (1999) rates, and costs associated with the “provider of last resort” and standard-offer obligations for service after July 1, 2004. These costs are to be recovered through an adjustment clause or clauses commencing on July 1, 2004, or when the rate case is decided. See “APS General Rate Case; 2004 Settlement Agreement” above.

•	APS’ distribution system opened for retail access effective September 24, 1999. Customers were eligible for retail access in accordance with the phase-in adopted by the ACC under the Rules (see “Retail Electric Competition Rules” above), including an additional 140 MW being made available to eligible non-residential customers. APS opened its distribution system to retail access for all customers on January 1, 2001.

•	Prior to the 1999 Settlement Agreement, APS was recovering substantially all of its regulatory assets through July 1, 2004, pursuant to a 1996 regulatory agreement. In addition, the 1999 Settlement Agreement stated that APS has demonstrated that its allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value (in 1999 dollars). The 1999 Settlement Agreement also stated that APS will not be allowed to recover $183 million net present value (in 1999 dollars) ($234 million pre-tax) of the $533 million. The 1999 Settlement Agreement provided that APS will have the opportunity to recover $350 million net present value (in 1999 dollars) through a competitive transition charge that will remain in effect through December 31, 2004, at which time it will terminate. The costs subject to recovery under the adjustment clause described above will be decreased or increased by any over/under-recovery of the $350 million due to sales volume variances. As part of its general rate case request, APS sought the recovery of amounts written off by APS as a result of the 1999 Settlement Agreement. That claim would be given up under the terms of the 2004 Settlement Agreement (see above).

•	The 1999 Settlement Agreement required APS to form, or cause to be formed, a separate corporate affiliate or affiliates and transfer to such affiliate(s) its competitive electric assets and services no later than December 31, 2002. The 1999 Settlement Agreement provided that APS would be allowed to defer and later collect, beginning July 1,

2004, 67% of its costs to accomplish the required transfer of generation assets to an affiliate. However, as discussed above under “Track A Order,” in 2002 the ACC unilaterally modified this aspect of the 1999 Settlement Agreement by issuing an order preventing APS from transferring its generation assets. Under the 2004 Settlement Agreement, APS would recover all costs incurred by APS in preparation for the previously anticipated transfer of generation assets to Pinnacle West Energy. See “APS General Rate Case; 2004 Settlement Agreement” above. Such full recovery of divestiture costs is allowed under the 2004 Settlement Agreement (see above).

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

     On June 1, 2004, APS and PPL Sundance filed a joint application with the ACC requesting approval of the transaction on or before December 31, 2004. APS also requested, among other things, that the Sundance Generating Station be included in APS’ rates in APS’ next rate case and that certain operating and capital costs be deferred until that time. APS is not requesting that the Sundance Generating Station be reflected in its current general rate case before the ACC. A hearing on the application was held in early October, and we expect a decision by the end of the year.

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

     On December 8, 2003, the President signed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). One feature of the Act is a government subsidy of prescription drug cost. The FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to address the accounting for the effects of the Act. During the third quarter of 2004, We retroactively adopted the provisions of FSP 106-2, resulting in the remeasurement of our postretirement benefit plans’ accumulated postretirement benefit obligation (APBO) as of December 31, 2003. The impact of the subsidy is a decrease in the accumulated projected benefit obligation of approximately $65 million and a decrease of approximately $11 million in the net periodic postretirement benefit cost for 2004. The annual after-tax reduction to expense is approximately $5 million, excluding amounts capitalized as construction overhead or billed to electric plant participants.

     The following table provides details of the plans’ benefit costs for the three and nine months ended September 30, 2004 and 2003. Also included is the portion of these costs charged to expense, including administrative costs and excluding amounts billed to electric plant participants or amounts capitalized as overhead construction (dollars in millions):

	Pension Benefits				Other Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004(a)	2003
Service cost-benefits earned during the period	$10	$10	$31	$28	$4	$4	$13	$12
Interest cost on benefit obligation	21	20	62	57	7	8	22	23
Expected return on plan assets	(20)	(17)	(60)	(48)	(6)	(5)	(18)	(14)
Amortization of:
Transition (asset)/obligation	(1)	(1)	(2)	(2)	1	1	2	2
Prior service cost	1	1	2	2	—	—	—	—
Net actuarial loss	4	4	13	13	2	2	5	7

Net periodic benefit cost	$15	$17	$46	$50	$8	$10	$24	$30

Portion of cost charged to expense	$7	$8	$21	$22	$4	$5	$11	$13

(a)	The nine months ended September 30, 2004 amounts include the reduction in benefit costs for the first and second quarter Medicare Part D subsidy not previously reflected in those periods.

Contributions

     The Pension Stability Act was signed into law on April 10, 2004. Under this new legislation, our required pension contribution in 2004 is $35 million, which we contributed in the third quarter. We have contributed approximately $14 million to our other postretirement benefits plan in 2004 through September.

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

     The amounts in our other segment include activities principally related to APS Energy Services’ non-commodity services and to the parent company. Financial data for our business segments follows (dollars in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating Revenues:
Regulated electricity	$671	$667	$1,606	$1,546
Marketing and trading	129	83	332	300
Real estate	75	75	194	173
Other	12	6	33	17

Total	$887	$831	$2,165	$2,036

Net Income (loss):
Regulated electricity	$90	$108	$146	$158
Marketing and trading	8	(7)	25	8
Real estate (a)	5	7	12	17
Other (b) (c)	2	2	26	8

Total	$105	$110	$209	$191

(a)	Real estate net income includes income from discontinued operations (net of income taxes) in the following amounts: for the three months ended September 30 — $1 million in 2004 and $0.5 million in 2003; and for the nine months ended September 30 — $2 million in 2004 and $6 million in 2003. See Note 18 for further discussion of our real estate activities.

(b)	The nine months ended September 30, 2004 includes a $35 million gain ($21 million after tax) related to the sale of El Dorado’s limited partnership interest in the Phoenix Suns (see Note 19).

(c)	Other net income includes income from discontinued operations (net of income taxes) in the following amounts: for the three months ended September 30 — $0.1 million in 2004 and $1 million in 2003; and for the nine months ended September 30 — $1 million in 2004 and $4 million in 2003. See Note 18 for further discussion of NAC’s discontinued operations.

	As of	As of
	September 30, 2004	December 31, 2003
Assets:
Regulated electricity	$8,766	$8,405
Marketing and trading	729	680
Real estate	438	424
Other	35	27

Total	$9,968	$9,536

8. Accounting Matters

     See the following Notes for information about new accounting standards and other accounting matters:

•	Note 6 for FSP 106-2 regarding the Medicare Prescription Drug, Improvement and Modernization Act related to retirement plans and other benefits; and

•	Note 9 for FIN No. 46R related to variable interest entities.

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

     APS is exposed to losses under the Palo Verde sale-leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of September 30, 2004, APS would have been required to assume approximately $250 million of debt and pay the equity participants approximately $195 million.

     In the first quarter of 2004, we adopted FIN No. 46R for all other contractual arrangements. SunCor has certain land development arrangements that are required to be consolidated under FIN No. 46R. The assets and noncontrolling interests reflected in our Condensed Consolidated Balance Sheets related to these arrangements were approximately $17 million at September 30, 2004.

10. Derivative Instruments and Energy Trading Activities

     We are exposed to the impact of market fluctuations in interest rates and in the commodity price and transportation costs of electricity, natural gas, coal and emissions allowances. We manage risks associated with these market fluctuations by utilizing various instruments that qualify as derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. As part of our overall risk management program, we use such instruments to hedge our exposure to changes in interest rates and to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. As of September 30, 2004 we hedge exposures to the price variability of these commodities for a maximum of eight years. The changes in market value of such contracts have a high correlation to price changes in the hedged transactions. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

Cash Flow Hedges

     The changes in the fair value of our hedged positions included in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2004 and 2003 were comprised of the following (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Gains on the ineffective portion of derivatives qualifying for hedge accounting	$138	$1,069	$1,610	$8,176
Gains from the change in options’ time value excluded from measurement of effectiveness	—	—	63	—
Gains from the discontinuance of cash flow hedges	—	—	1,137	—

     During the twelve months ending September 30, 2005, we estimate that a net gain of $56 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect on earnings of market price changes for the related hedged transactions.

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

     The following table summarizes our assets and liabilities from risk management and trading activities at September 30, 2004 and December 31, 2003 (dollars in thousands):

	Current		Current	Other	Net Asset/
	Assets	Investments	Liabilities	Liabilities	(Liability)
September 30, 2004
Regulated Electricity:
Mark-to-market	$65,886	$28,268	$(21,913)	$(4,041)	$68,200
Options at cost and margin account	7,185	3,138	(19,456)	—	(9,133)
Marketing and Trading:
Mark-to-market	91,467	199,319	(75,041)	(109,355)	106,390
Emission allowances – at cost	34	932	(16,945)	(11,307)	(27,286)

Total	$164,572	$231,657	$(133,355)	$(124,703)	$138,171

	Current		Current	Other	Net Asset/
	Assets	Investments	Liabilities	Liabilities	(Liability)
December 31, 2003
Regulated Electricity:
Mark-to-market	$44,079	$5,900	$(47,268)	$(3,028)	$(317)
Options	—	12,101	—	—	12,101
Marketing and Trading:
Mark-to-market	53,551	116,363	(37,023)	(63,398)	69,493
Emission allowances – at cost	—	4,582	(8,464)	(16,304)	(20,186)

Total	$97,630	$138,946	$(92,755)	$(82,730)	$61,091

     Cash or other assets may be required to serve as collateral against our open positions on certain energy-related contracts. Collateral provided to counterparties was $2 million at September 30, 2004 and $1 million at December 31, 2003, and is included in investments and other assets on the Condensed Consolidated Balance Sheets. Collateral provided to us by counterparties was $23 million at September 30, 2004 and $12 million at December 31, 2003, and is included in other current liabilities on the Condensed Consolidated Balance Sheets.

     Credit Risk

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including two counterparties for which a worst case exposure represented approximately 30% of our $396 million of risk management and trading assets as of September 30, 2004. Our risk management process assesses and monitors the financial exposure of these and all other counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, including the counterparties noted above, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities, local distribution companies and financial institutions. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

Fair Value Hedges

     On January 29, 2004, we entered into two fixed-for-floating interest rate swap transactions on our $300 million 6.4% senior note. The purpose of these hedges is to protect against significant fluctuations in the fair value of our debt. Our interest rate swaps are considered to be fully effective with any resulting gains or losses on the derivative offset by a similar loss or gain amount on the underlying fair value of debt. The fair value of the interest rate swaps was $1.4 million at September 30, 2004 and is included in other assets with the corresponding offset in long-term debt less current maturities on the Condensed Consolidated Balance Sheets.

11. Comprehensive Income

     Components of comprehensive income for the three and nine months ended September 30, 2004 and 2003, are as follows (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income	$105,400	$110,048	$209,466	$191,488

Other comprehensive income:
Unrealized gain (loss) on derivative instruments, net of tax (a)	16,788	(3,704)	61,295	43,927
Reclassification of realized gain to income, net of tax (b)	(8,821)	(4,378)	(12,756)	(8,219)

Total other comprehensive income (loss)	7,967	(8,082)	48,539	35,708

Comprehensive income	$113,367	$101,966	$258,005	$227,196

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and gas requirements to serve Native Load.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized for contracted commodities delivered during the period.

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

     Based upon current estimates of the amount of spent fuel and the cost of storage, APS currently estimates it will incur $115 million over the life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. As of September 30, 2004, APS had spent $10 million and recorded a liability of $41 million for on-site interim spent nuclear fuel storage costs related to nuclear fuel burned to date. APS has recorded a corresponding regulatory asset of $51 million and is seeking recovery of these costs through future rates (see “APS General Rate Case; 2004 Settlement Agreement” in Note 5).

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

     California Energy Market Litigation On March 19, 2002, the State of California filed a complaint with the FERC alleging that wholesale sellers of power and energy, including the Company, failed to properly file rate information at the FERC in connection with sales to California from 2000 to the present under market-based rates. State of California v. British Columbia Power Exchange et al., Docket No. EL02-71-000. The complaint requests the FERC to require the wholesale sellers to refund any rates that are “found to exceed just and reasonable levels.” This complaint was dismissed by the FERC and the State of California appealed the matter to the Ninth Circuit Court of Appeals. In an order issued September 9, 2004, the Ninth Circuit upheld the FERC’s authority to permit market-based rates, but rejected the FERC’s claim that it was without authority to consider retroactive refunds when a utility has not strictly adhered to the quarterly reporting requirements of the market-based rate system. On September 9, 2004, the Ninth Circuit remanded the case to the FERC for further proceedings. State of California ex rel. Bill Lockyer, Attorney General v. FERC, No. 02-73093. Several of the intervenors in this appeal filed a petition for rehearing of this decision on October 25, 2004. The outcome of the further proceedings cannot be predicted at this time.

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

     In addition, another party has also sought review of FERC’s July 9 order and is seeking to reallocate the costs associated with the changed contractual obligations in a way that would be less favorable to APS and Pinnacle West Energy than under FERC’s order. Should this party prevail on this point, APS and Pinnacle West Energy’s annual capacity cost could be increased by approximately $3 million per year, from September 2003 through December 2005, in addition to the $4 million discussed above.

Environmental Matters — Superfund

     On September 3, 2003, the EPA advised APS and Pinnacle West that the EPA considers APS and Pinnacle West to be a “potentially responsible party” in the Motorola 52nd Street Superfund Site, Operable Unit 3 (OU3) in Phoenix, Arizona. APS has facilities that are within this superfund site. Liability under Superfund is strict, joint and several. The Company and APS have agreed with the EPA to perform certain investigation activities of the APS facilities within OU3. Because the investigation has not yet been completed and the ultimate remediation requirements are not yet finalized, we cannot currently estimate the expenditures which may be required.

Asset Purchase Agreement

     See “Request for Proposals and Asset Purchase Agreement” in Note 5 for a description of an asset purchase agreement between APS and PPL Sundance.

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

     The following chart compares our net income, stock compensation expense and earnings per share for the three and nine months ended September 30, 2004 and 2003 to what those items would have been if we had recorded stock compensation expense based on the fair value method for all stock grants through September 30, 2004 (dollars in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$105,400	$110,048	$209,466	$191,488
Add: Stock compensation expense included in reported net income (net of tax)	1,296	1,063	3,517	2,409
Deduct: Total stock compensation expense determined under fair value method (net of tax)	1,449	1,505	4,034	3,736

Pro forma net income	$105,247	$109,606	$208,949	$190,161

Earnings per share – basic:
As reported	$1.15	$1.21	$2.29	$2.10
Pro forma	$1.15	$1.20	$2.29	$2.08
Earnings per share – diluted:
As reported	$1.15	$1.20	$2.29	$2.09
Pro forma	$1.15	$1.20	$2.28	$2.08

15. Other Income and Other Expense

     The following table provides detail of other income and other expense for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Other income:
Investment gains – net (a)	$—	$2,248	$36,945	$3,617
Interest income	1,369	1,809	5,321	3,572
SunCor joint venture earnings	838	331	4,029	4,863
Asset sales	33	—	2,495	—
Miscellaneous	596	1,145	1,863	1,834

Total other income	$2,836	$5,533	$50,653	$13,886

Other expense:
Non-operating costs (b)	$(3,642)	$(4,539)	$(10,302)	$(12,284)
Asset sales	(123)	(452)	(391)	(1,370)
Investment losses – net	(136)	—	—	—
Miscellaneous	(667)	(800)	(3,751)	(1,425)

Total other expense	$(4,568)	$(5,791)	$(14,444)	$(15,079)

(a)	The nine-month period ended September 30, 2004 includes a $35 million gain ($21 million after tax) related to the sale of El Dorado’s limited partnership interest in the Phoenix Suns (see Note 19).

(b)	As defined by the FERC, includes below-the-line non-operating utility costs (primarily community relations and other costs excluded from utility rate recovery).

16. Guarantees

     We have issued parental guarantees and letters of credit and obtained surety bonds on behalf of our unregulated subsidiaries. Our parental guarantees related to Pinnacle West Energy consist of equipment and performance guarantees related to our generation construction program and long-term service agreement guarantees for new power plants. Our credit support instruments enable APS Energy Services to offer commodity energy and energy-related products and enable El Dorado to support the activities of NAC. Non-performance or payment under the original contract by our unregulated subsidiaries would require us to perform under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s guarantees on behalf of its subsidiaries. Our guarantees have no recourse (except NAC) or collateral provisions to allow us to recover amounts paid under the guarantee. The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at September 30, 2004 are as follows (dollars in millions):

	Guarantees		Surety Bonds
		Term		Term
	Amount	(in years)	Amount	(in years)
Parental:
Pinnacle West Energy	$26	1 to 2	$—	—
APS Energy Services	29	1 to 2	42	1 to 2
El Dorado (NAC)	40	1 to 2	—	—

Total	$95		$42

     At September 30, 2004, we had entered into approximately $39 million of letters of credit, which support various construction agreements. At September 30, 2004, the terms of these letters of credit expired in 2004 and 2005; however, during October 2004, the terms of these letters of credit were extended to 2005 and 2006. We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required. Pinnacle West has approximately $3 million of letters of credit related to workers’ compensation expiring in 2004.

     APS has entered into various agreements that require letters of credit for financial assurance purposes. At September 30, 2004, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million. See Note 4 for more information. In July 2004, $150 million of these letters of credit were renewed for a three-year term and expire in

2007. The remainder expire in 2005. APS has also entered into approximately $102 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 9 for further details on the Palo Verde sale leaseback transactions). These letters of credit expire in 2005. Additionally, APS has approximately $5 million of letters of credit related to counterparty collateral requirements expiring in 2005. APS intends to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.

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

17. Earnings Per Share

     The following table presents earnings per weighted average common share outstanding for the three and nine months ended September 30, 2004 and 2003:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic earnings per share:
Income from continuing operations	$1.14	$1.19	$2.25	$1.98
Income from discontinued operations	0.01	0.02	0.04	0.12

Earnings per share – basic	$1.15	$1.21	$2.29	$2.10

Diluted earnings per share:
Income from continuing operations	$1.14	$1.19	$2.25	$1.98
Income from discontinued operations	0.01	0.01	0.04	0.11

Earnings per share – diluted	$1.15	$1.20	$2.29	$2.09

     The following table reconciles weighted-average common shares outstanding – basic to weighted-average common shares outstanding – diluted that are used in the earnings per share calculation in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Weighted-average common shares outstanding – basic	91,357	91,271	91,322	91,262
Dilutive shares	134	196	108	170

Weighted-average common shares outstanding – diluted	91,491	91,467	91,430	91,432

     Options to purchase 985,469 shares for the three-month period ended September 30, 2004 and 1,088,378 shares for the nine-month period ended September 30, 2004 were outstanding but were not included in the computation of earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase shares of common stock that were not included in the computation of diluted earnings per share for that same reason were 1,784,168 shares for the three-month period ended September 30, 2003 and 2,021,928 shares for the nine-month period ended September 30, 2003.

18. Discontinued Operations – SunCor and NAC

     The following chart provides a summary of SunCor and NAC income from discontinued operations (after income taxes) for the three and nine months ended September 30, 2004 and the comparable prior periods (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
SunCor	$1	$—	$2	$6
NAC	—	1	1	4

Total income from discontinued operations	$1	$1	$3	$10

Real Estate Activities

     The following table provides the revenue and income before taxes for properties owned by SunCor that were classified as discontinued operations for the three and nine months ended September 30, 2004 and the comparable prior periods (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$1	$2	$2	$4
Income before taxes	$—	$1	$2	$2

NAC

     In July 2004, we entered into an agreement to sell our investment in NAC Holding Inc. and NAC International Inc. (NAC). The transaction is expected to close later this year and result in an after-tax gain of up to approximately $6 million, which will be classified as discontinued operations. Due to the pending sale of NAC, all revenues and expenses for NAC have been reclassified to discontinued operations for the three months and nine months ended September 30, 2004 and 2003 on our Condensed Consolidated Statements of Income.

     The following table provides the revenue and income before taxes for El Dorado’s investment in NAC that was classified as discontinued operations for the three and nine months ended September 30, 2004 and the comparable prior periods (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$6	$17	$25	$48
Income before taxes	$—	$1	$2	$6

     Due to the pending sale of NAC, all amounts related to assets and liabilities of discontinued operations have been reclassified to assets and liabilities held for sale on the Condensed Consolidated Balance Sheets.

19. Sale of Phoenix Suns Partnership Interest

     In June 2004, the Phoenix Suns Limited Partnership, in which El Dorado held a limited partnership interest, sold the partnership’s assets to a new investor group. The transaction resulted in a gain for El Dorado of approximately $35 million pretax ($21 million after income taxes), which is reflected in other income on the Condensed Consolidated Statements of Income. Additionally, $23 million in cash was received in July 2004 and $12 million will be received in 2007.

PINNACLE WEST CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     We suggest this section be read along with the 2003 Form 10-K. Throughout this Item, we refer to specific “Notes” in the Notes to Condensed Consolidated Financial Statements in this report. These Notes add further details to the discussion. Operating statistics for the three and nine months ended September 30, 2004 and 2003 are available on our website (www.pinnaclewest.com).

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

     Pinnacle West Energy is our unregulated generation subsidiary. We formed Pinnacle West Energy in 1999 as a result of the ACC’s requirement that APS transfer all of its competitive assets and services to an affiliate or to a third party by the end of 2002. We planned to transfer APS’ generation assets to Pinnacle West Energy. Additionally, Pinnacle West Energy constructed several power plants to meet growing energy needs (1790 MW in Arizona and 570 MW in Nevada). In September 2002, the ACC issued the Track A Order, which prohibited APS from transferring its generation assets to Pinnacle West Energy. As a result of the Track A Order, we are seeking to transfer the plants built by Pinnacle West Energy in Arizona to APS to unite the Arizona generation under one common owner, as originally intended. The 2004 Settlement Agreement would provide for that transfer.

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

     We believe APS’ general rate case, including the proposed settlement, pending before the ACC is the key issue affecting our outlook. See Note 5 in Item 1 for a detailed discussion of this rate case and proposed settlement. Other factors affecting our past and future financial results include the June 2004 sale of El Dorado’s limited partnership interest in the Phoenix Suns; customer growth; purchased power and fuel costs; operations and maintenance expenses, including those relating to plant outages; weather variations; depreciation and amortization expenses, which are affected by net additions to existing utility plant and other property and changes in regulatory asset amortization; and the expected performance of our subsidiaries, SunCor and El Dorado.

EARNINGS CONTRIBUTION BY BUSINESS SEGMENT

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

     The following table summarizes net income (loss) by segment for the three and nine months ended September 30, 2004 and the comparable prior-year periods (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Regulated electricity	$90	$108	$146	$158
Marketing and trading	8	(7)	25	8
Real estate	4	7	10	10
Other (a)	2	1	25	5

Income from continuing operations	104	109	206	181
Discontinued operations – net of tax (See Note 18)	1	1	3	10

Net income	$105	$110	$209	$191

(a)	The nine months ended September 30, 2004 includes a $35 million gain ($21 million after-tax) related to the sale of El Dorado’s limited partnership interest in the Phoenix Suns.

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

     In accordance with the 1999 Settlement Agreement, we completed amortizing substantially all of our regulatory assets related to the 1999 Settlement Agreement as of June 30, 2004.

Operating Results – Three-month period ended September 30, 2004 compared with the three-month period ended September 30, 2003

     Our consolidated net income for the three months ended September 30, 2004 was $105 million compared with $110 million for the prior-year period. The $5 million decrease in the period-to-period comparison reflects the following changes in earnings by segment:

•	Regulated Electricity Segment – Net income decreased approximately $18 million primarily due to increased operations and maintenance costs related to customer service and personnel costs, the effects of weather on retail sales, increased purchased power and fuel costs due to higher fuel and power prices, and increased costs related to new power plants placed in service in mid-2003 and mid-2004. These negative factors were partially offset by lower replacement power costs due to fewer unplanned outages, the absence of regulatory asset amortization, and the benefit of customer growth.

•	Marketing and Trading Segment – Net income increased approximately $15 million primarily due to higher forward and realized prices for wholesale sales of electricity.

     Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Lower replacement power costs due to fewer unplanned outages, partially offset by higher prices for replacement power	$24	$14
Higher retail sales volumes due to customer growth, excluding weather effects	17	10
Effects of weather on retail sales	(20)	(12)
Increased purchased power and fuel costs due to higher fuel and power prices	(11)	(6)

Net increase in regulated electricity segment gross margin	10	6

Marketing and trading segment gross margin:
Higher mark-to-market gains on contracts for future delivery due to higher forward prices for wholesale electricity	11	7
Higher realized margins on energy trading primarily due to higher electricity prices	9	5
Increase in generation sales other than Native Load due to higher sales volumes and higher unit margins, including sales from new power plants in service	5	3
Lower unit margins and lower competitive retail sales in California by APS Energy Services	(2)	(1)

Net increase in marketing and trading segment gross margin	23	14

Net increase in regulated electricity and marketing and trading segments’ gross margins	33	20
Higher operations and maintenance expense primarily related to higher customer service costs, new power plants in service and personnel costs	(27)	(16)
Lower real estate margins due to decreased land sales	(4)	(2)
Depreciation and amortization decreases (increases):
Absence of regulatory asset amortization	21	13
New power plants in service	(4)	(2)
Increased delivery and other assets	(4)	(2)
Lower income resulting from APS’ return to the AFUDC method of capitalizing construction finance costs in the third quarter of 2003	(5)	(8)
Interest expense net decreases (increases):
New power plants in service	(6)	(4)
Lower other debt balances	3	2
Higher property taxes due to increased plant in service	(3)	(2)
Lower income tax credits	—	(4)

Net increase (decrease) in net income	$4	$(5)

     The increase in net costs (primarily interest expense, depreciation and operations and maintenance expense, net of gross margin contributions) related to new power plants placed in service in mid-2003 and mid-2004 by Pinnacle West Energy totaled approximately $6 million after income taxes in the three months ended September 30, 2004, compared with the prior-year period.

Regulated Electricity Segment Revenues

     Regulated electricity segment revenues were $3 million higher for the three months ended September 30, 2004 compared with the prior-year period, primarily as a result of:

•	a $38 million increase in retail sales volumes related to customer growth and higher average usage, excluding weather effects;

•	a $44 million decrease in retail revenues related to weather; and

•	a $9 million increase due to miscellaneous factors.

Marketing and Trading Segment Revenues

     Marketing and trading segment revenues were $46 million higher for the three months ended September 30, 2004 compared with the prior-year period, primarily as a result of:

•	a $31 million increase from generation sales other than Native Load primarily due to sales volumes and higher wholesale market prices;

•	$13 million of higher realized energy trading revenues primarily due to higher electricity prices;

•	$11 million in higher mark-to-market gains for future-period deliveries primarily as a result of higher forward prices for wholesale electricity; and

•	a $9 million decrease from lower competitive retail sales in California by APS Energy Services.

Other Revenues

     Other revenues were $7 million higher for the three months ended September 30, 2004 compared with the prior year period primarily due to higher non-commodity revenues at APS Energy Services.

Operating Results – Nine-month period ended September 30, 2004 compared with the nine-month period ended September 30, 2003

     Our consolidated net income for the nine months ended September 30, 2004 was $209 million compared with $191 million for the prior-year period. The $18 million increase in the period-to-period comparison reflects the following changes in earnings by segment:

•	Regulated Electricity Segment – Net income decreased approximately $12 million primarily due to higher costs related to new power plants placed in service in mid-2003 and mid-2004, increased operations and maintenance costs related to customer service and personnel costs, higher depreciation, property taxes and interest expense related to increased delivery and other assets, a retail electricity price reduction, the effects of weather on retail sales, and increased fuel and purchased power costs due to higher fuel and power prices. These negative factors were partially offset by lower regulatory asset amortization, the benefit of customer growth, lower interest expense due to lower balances and rates, and lower replacement power costs due to fewer unplanned outages.

•	Marketing and Trading Segment – net income increased approximately $17 million primarily due to higher forward and realized prices for wholesale electricity, partially offset by lower margins in California of APS Energy Services.

•	Real Estate Segment – Net income decreased approximately $5 million primarily due to the 2003 gain on the sale of SunCor’s water utility company, which was reported as discontinued operations.

•	Other Segment – Net income increased approximately $18 million primarily due to a gain at El Dorado related to the sale of El Dorado’s limited partnership interest in the Phoenix Suns, which resulted in an after-tax gain of $21 million.

     Additional details on the major factors that increased (decreased) income from continuing operations and net income are contained in the following table (dollars in millions).

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Higher retail sales volumes due to customer growth, excluding weather effects	$41	$25
Lower replacement power costs due to fewer unplanned outages	7	4
Retail electricity price reduction effective July 1, 2003	(13)	(8)
Effects of weather on retail sales	(10)	(6)
Increased purchased power and fuel costs due to higher fuel and power prices	(10)	(6)
Miscellaneous factors, net	(3)	(2)

Net increase in regulated electricity segment gross margin	12	7

Marketing and trading segment gross margin:
Higher mark-to-market gains on contracts for future delivery due to higher forward prices for wholesale electricity	22	13
Higher realized margins on energy trading primarily due to higher electricity prices	17	10
Increase in generation sales other than Native Load due to higher sales volumes and higher unit margins, including sales from new power plants in service	6	4
Lower unit margins and lower competitive retail sales in California by APS Energy Services	(19)	(11)

Net increase in marketing and trading segment gross margin	26	16

Net increase in regulated electricity and marketing and trading segments’ gross margins	38	23
Higher other income net of other expense primarily due to the sale of El Dorado’s limited partnership interest in the Phoenix Suns (Notes 15 and 19)	37	22
Higher operations and maintenance expense primarily related to customer service costs, new power plants in service and personnel costs	(29)	(17)
Interest expense net decreases (increases):
New power plants in service	(19)	(11)
Increased delivery and other assets	(7)	(6)
Lower other debt balances and rates	14	8
Depreciation and amortization decreases (increases):
Decreased regulatory asset amortization	47	28
New power plants in service	(14)	(8)
Increased delivery and other assets	(15)	(9)
Higher property taxes due to increased plant in service	(10)	(6)
Lower income tax credits	—	(2)
Miscellaneous items, net	5	3

Net increase in income from continuing operations	$47	25

Discontinued operations		(7)

Net increase in net income		$18

     The increase in net costs (primarily interest expense, depreciation and operations and maintenance expense, net of gross margin contributions) related to new power plants placed in service in mid-2003 and mid-2004 by Pinnacle West Energy totaled approximately $21 million after income taxes in the nine months ended September 30, 2004, compared with the prior-year period.

Regulated Electricity Segment Revenues

     Regulated electricity segment revenues were $60 million higher for the nine months ended September 30, 2004 compared with the prior-year period, primarily as a result of:

•	an $86 million increase in retail revenues related to customer growth and higher average usage, excluding weather effects;

•	a $27 million decrease in retail revenues related to weather;

•	a $13 million decrease in retail revenues related to a reduction in retail electricity prices; and

•	a $14 million increase due to miscellaneous factors.

Marketing and Trading Segment Revenues

     Marketing and trading segment revenues were $31 million higher for the nine months ended September 30, 2004 compared with the prior-year period, primarily as a result of:

•	$22 million in higher mark-to-market gains for future-period deliveries primarily as a result of higher forward prices for wholesale electricity;

•	$17 million of higher energy trading revenues primarily due to higher electricity prices;

•	a $7 million increase from generation sales other than Native Load primarily due to higher wholesale market prices; and

•	a $15 million decrease from lower competitive retail sales in California by APS Energy Services.

Real Estate Segment Revenues

     Real estate segment revenues were $21 million higher for the nine months ended September 30, 2004 compared with the prior year period primarily as a result of increased home and commercial property sales partially offset by decreased land sales.

Other Revenues

     Other revenues were $16 million higher for the nine months ended September 30, 2004 compared with the prior year period primarily due to higher non-commodity revenues at APS Energy Services.

Liquidity and Capital Resources

        Capital Expenditure Requirements

     The following table summarizes the actual capital expenditures for the nine months ended September 30, 2004 and estimated capital expenditures for the next three years (dollars in millions):

	Nine Months		Estimate for the
	Ended		Year Ended
	September 30,		December 31,
	2004	2004	2005	2006
APS
Delivery	$246	$326	$390	$453
Generation (a) (b)	69	108	350	202
Other (c)	16	29	30	18

Subtotal	331	463	770	673
Pinnacle West Energy (a)	30	56	15	17
SunCor (d)	55	83	27	17
Other	1	1	—	—

Total	$417	$603	$812	$707

(a)	As discussed in Note 5 under “APS General Rate Case; 2004 Settlement Agreement,” as part of its general rate case, APS has requested rate base treatment of the PWEC Dedicated Assets. Pinnacle West Energy’s actual capital expenditures related to the PWEC Dedicated Assets are estimated to be $15 million in 2004, $14 million in 2005 and $14 million in 2006.

(b)	Estimate for 2005 includes about $190 million for acquisition of the Sundance Generating Station. See Note 5 for a discussion of the asset purchase agreement between APS and PPL Sundance.

(c)	Primarily information systems and facilities projects.

(d)	Consists primarily of capital expenditures for land development and retail and office building construction reflected in “Change in real estate investments” on the Condensed Consolidated Statements of Cash Flows.

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

     Contractual Obligations

     Our future contractual obligations have not changed materially from the amounts disclosed in Part II, Item 7 of the 2003 Form 10-K with the following exceptions that occurred in the nine months ended September 30, 2004:

•	Our purchased power and fuel commitments increased approximately $45 million to $254 million primarily related to fourth quarter 2004 obligations.

•	See Note 4 for a list of payments due on total long-term debt and capitalized lease requirements.

•	Our purchase obligations for 2005 increased approximately $190 million for our proposed acquisition of the Sundance Generating Station. See Note 5, “Regulatory Matters – Request for Proposals and Asset Purchase Agreement,” for a discussion of the asset purchase agreement between APS and PPL Sundance, including required regulatory approvals.

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

     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of September 30, 2004, APS would have been required to assume approximately $250 million of debt and pay the equity participants approximately $195 million.

     In the first quarter of 2004, we adopted FIN No. 46R for all other contractual arrangements. SunCor has certain land development arrangements that are required to be consolidated under FIN No. 46R. The assets and noncontrolling interests reflected in our Condensed Consolidated Balance Sheets related to these arrangements were approximately $17 million at September 30, 2004.

     Guarantees and Letters of Credit

     We and certain of our subsidiaries have issued guarantees and letters of credit in support of our unregulated businesses. We have also obtained surety bonds on behalf of APS Energy Services. We generally provide indemnifications relating to liabilities arising from or related to certain of our agreements, except with limited exceptions depending on the particular agreement. We have not recorded any liability on our Condensed Consolidated Balance Sheets with respect to these obligations. See Note 16 for additional information regarding guarantees and letters of credit.

     Credit Ratings

     The ratings of securities of Pinnacle West and APS as of November 5, 2004 are shown below and are considered to be “investment-grade” ratings. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’ securities and serve to increase those companies’ cost of and access to capital. It may also require additional collateral related to certain derivative instruments (see Note 10).

	Moody’s	Standard & Poor’s
Pinnacle West
Senior unsecured	Baa2	BBB-
Commercial paper	P-2	A-2
Outlook	Negative	Negative

APS
Senior unsecured	Baa1	BBB
Secured lease obligation bonds	Baa2	BBB
Commercial paper	P-2	A-2
Outlook	Negative	Negative

     APS no longer has any senior secured debt. See “APS” below for a discussion of the termination of APS’ mortgage and deed of trust.

     Debt Provisions

     Pinnacle West’s and APS’ debt covenants related to their respective bank financing arrangements include a debt-to-total-capitalization ratio and an interest coverage test. Pinnacle West and APS comply with these covenants and each anticipates it will continue to meet these and other significant covenant requirements. The ratio of debt to total capitalization cannot exceed 65% for the Company and for APS. At September 30, 2004, the ratio was approximately 53% for Pinnacle West. At September 30, 2004, the ratio was approximately 53% for APS. The provisions regarding interest coverage require a minimum cash coverage of two times the interest requirements for each of the Company and APS. The coverages were approximately 4 times for the Company and 4 times for APS at September 30, 2004. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.

     Neither Pinnacle West’s nor APS’ financing agreements contain “ratings triggers” that would result in an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a ratings downgrade, Pinnacle West and/or APS may be subject to increased interest costs under certain financing agreements.

     All of Pinnacle West’s bank agreements contain “cross-default” provisions that would result in defaults and the potential acceleration of payment under these loan agreements if Pinnacle West or APS were to default under other agreements. All of APS’ bank agreements contain cross-default provisions that would result in defaults and the potential acceleration of payment under these bank agreements if APS were to default under other agreements. Pinnacle West’s and APS’ credit agreements generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in financial condition or financial prospects, except Pinnacle West and APS do not have a material adverse change restriction for revolver borrowings equal to outstanding commercial paper amounts.

     See Note 4 for further discussions.

     Capital Needs and Resources by Company

     Pinnacle West (Parent Company)

     Our primary cash needs are for dividends to our shareholders; interest payments and optional and mandatory repayments of principal on our long-term debt. The level of our common dividends and future dividend growth will be dependent on a number of factors including, but not limited to, payout ratio trends, free cash flow and financial market conditions.

     Our primary sources of cash are dividends from APS, external financings and cash distributions from our other subsidiaries, primarily SunCor. We expect SunCor to make cash distributions to the parent company of $80 to $100 million annually in 2004 and 2005 due to anticipated accelerated asset sales activity. As discussed in Note 5 under “ACC

Financing Order,” APS must maintain a common equity ratio of at least 40% and may not pay common dividends if the payment would reduce its common equity below that threshold. As defined in the Financing Order, common equity ratio is common equity divided by common equity plus long-term debt, including current maturities of long-term debt. At September 30, 2004, APS’ common equity ratio was approximately 46%.

     On February 2, 2004, we used proceeds from the $165 million Floating Rate Notes issued on November 12, 2003 and short term borrowings to pay down the maturing $215 million 4.5% Senior Notes due 2004.

     In October 2004, we replaced two separate revolving credit facilities (with collective borrowing capacity of $275 million) with a $300 million revolving credit facility that terminates in October 2007. The revolver provides liquidity support for Pinnacle West’s $250 million commercial paper program, as well as up to $100 million of the facility that can be used for letters of credit.

     Pinnacle West sponsors a pension plan that covers employees of Pinnacle West and our subsidiaries. We contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of the fund assets and our pension obligation. APS and other subsidiaries fund their share of the pension contribution, of which APS represents approximately 89% of the total funding amounts described above. The assets in the plan are comprised of common stocks, bonds and real estate. Future year contribution amounts are dependent on fund performance and fund valuation assumptions. The United States Pension Stability Act was signed into law on April 10, 2004. Under this new legislation, our required pension contribution in 2004 is $35 million, which we contributed in the third quarter. We have contributed approximately $14 million to our other postretirement benefits plan in 2004 through September.

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

     In May 2004, APS renewed its $250 million revolving credit facility, while increasing its size to $325 million and extending its term to three years. The revolver provides liquidity support for APS’ $250 million commercial paper program, as well as an additional $75 million for other liquidity needs and miscellaneous letters of credit.

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

     Pinnacle West Energy

     Pinnacle West Energy’s capital requirements consist primarily of capital expenditures. In May 2004, SNWA paid Pinnacle West Energy approximately $91 million for a 25% interest in the 570 MW Silverhawk combined cycle plant. Pinnacle West Energy’s capital requirements are funded through capital infusions from Pinnacle West, which finances those infusions through debt and equity financings and internally-generated cash. See the capital expenditures table above for actual capital expenditures in the nine months ended September 30, 2004 and projected capital expenditures for the next three years.

     See Note 5 for a discussion of the $500 million financing arrangement between APS and Pinnacle West Energy authorized by the ACC pursuant to the Financing Order.

     Other Subsidiaries

     During the past three years, SunCor funded its cash requirements with cash from operations and its own external financings. SunCor’s capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the capital expenditures table above for actual capital expenditures in the nine months ended September 30, 2004 and projected capital expenditures for the next three years. SunCor expects to fund its capital requirements with cash from operations and external financings.

     We expect SunCor to make cash distributions to the parent company of $80 to $100 million annually in 2004 and 2005 due to anticipated accelerated asset sales activity.

     El Dorado funded its cash requirements during the past three years, primarily for NAC in 2002, with cash infused by the parent company and with cash from operations. El Dorado expects minimal capital requirements over the next three years and intends to focus on prudently realizing the value of its existing investments. For information on the pending sale of NAC, see Note 18.

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

Business Outlook

     2004 Earnings Outlook

     We confirm our previous guidance that we expect our 2004 earnings will be approximately $2.50 per share, after taxes on a fully-diluted basis. This estimate assumes no contribution from a general rate case decision (see Note 5) and excludes the gain on El Dorado’s sale of its limited partnership interest in the Phoenix Suns (see Note 19). This earnings guidance, which supersedes all previous 2004 earnings guidance provided by the Company, is forward-looking information, and actual results may differ materially from our expectations. See “Forward-Looking Statements” below.

     A number of factors affecting our business outlook are discussed below.

     APS General Rate Case

     We believe APS’ general rate case, including the proposed settlement, pending before the ACC is the key issue affecting our outlook. See Note 5 for a detailed discussion of this rate case and proposed settlement.

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

     Customer Growth Customer growth in APS’ service territory averaged about 3.4% a year for the three years 2001 through 2003; we currently expect customer growth to average about 3.8% per year from 2004 to 2006. We currently estimate that total retail electricity sales in kilowatt-hours will grow 4.6% on average, from 2004 through 2006, before the retail effects of weather variations. The customer and sales growth referred to in this paragraph applies to Native Load customers. Customer growth for the nine-month period ended September 30, 2004 compared with the prior year period was 3.7%.

     Retail Rate Changes As part of the 1999 Settlement Agreement, APS agreed to a series of annual retail electricity price reductions of 1.5% on July 1 for each of the years 1999 to 2003 for a total of 7.5%. The final price reduction was implemented July 1, 2003. See “1999 Settlement Agreement” in Note 5 for further information. In addition, the Company has requested a 9.8% retail rate increase to be effective July 1, 2004. See “APS General Rate Case; 2004 Settlement Agreement” in Note 5 for further information.

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

     El Dorado’s historical results are not necessarily indicative of future performance. In June 2004, the Phoenix Suns Limited Partnership, in which El Dorado holds limited partnership interests, sold the partnership’s assets to a new investor group. The transaction resulted in a gain for El Dorado of approximately $21 million after income taxes (see Note 19 for further information). See Note 18 for information regarding El Dorado’s pending sale of NAC.

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

Forward-Looking Statements

     This document contains forward-looking statements based on current expectations, and we assume no obligation to update these statements or make any further statements on any of these issues, except as required by applicable law. These forward-looking statements are often identified by words such as “predict”, “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. In addition to the Risk Factors noted above (see Exhibit 99.1), these factors include, but are not limited to:

•	state and federal regulatory and legislative decisions and actions, including the outcome of the rate case APS filed with the ACC on June 27, 2003 and the wholesale electric price mitigation plan adopted by the FERC;

•	the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and decisions impacting wholesale competition;

•	the outcome of regulatory, legislative and judicial proceedings relating to the restructuring;

•	market prices for electricity and natural gas;

•	power plant performance and outages, including transmission outages and constraints;

•	weather variations affecting local and regional customer energy usage;

•	customer growth and energy usage;

•	regional economic and market conditions, including the results of litigation and other proceedings resulting from the California energy situation, volatile purchased power and fuel costs and the completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies;

•	the cost of debt and equity capital and access to capital markets;

•	the uncertainty that current credit ratings will remain in effect for any given period of time;

•	our ability to compete successfully outside traditional regulated markets (including the wholesale market);

•	the performance of our marketing and trading activities due to volatile market liquidity and any deteriorating counterparty credit and the use of derivative contracts in our business (including the interpretation of the subjective and complex accounting rules related to these contracts);

•	changes in accounting principles generally accepted in the United States of America and the interpretation of those principles;

•	the performance of the stock market and the changing interest rate environment, which affect the amount of our required contributions to our pension plan and nuclear decommissioning trust funds, as well as our reported costs of providing pension and other postretirement benefits;

•	technological developments in the electric industry;

•	the strength of the real estate market in SunCor’s market areas, which include Arizona, Idaho, New Mexico and Utah;

•	conservation programs; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

     The following tables show the pretax changes in mark-to-market of our regulated electricity and marketing and trading derivative positions for the nine months ended September 30, 2004 and 2003 (dollars in millions):

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003
		Marketing		Marketing
	Regulated	and	Regulated	and
	Electricity	Trading	Electricity	Trading
Mark-to-market of net positions at beginning of period	$—	$69	$(49)	$57
Change in mark-to-market gains/(losses) for future period deliveries	10	19	(6)	(5)
Changes in cash flow hedges recorded in OCI	68	32	29	44
Ineffective portion of changes in fair value recorded in earnings	1	1	8	—
Mark-to-market gains realized during the period	(11)	(17)	—	(20)
Change in valuation techniques	—	2	—	—

Mark-to-market of net positions at end of period	$68	$106	$(18)	$76

     The tables below show the fair value of maturities of our regulated electricity and trading derivative contracts (dollars in millions) at September 30, 2004 by maturities and by the type of valuation that is performed to calculate the fair values. See “Critical Accounting Policies — Mark-to-Market Accounting,” in Item 7 of our 2003 Form 10-K for more discussion on our valuation methods.

Regulated Electricity

				Total
			Years	fair
Source of Fair Value	2004	2005	thereafter	value
Prices actively quoted	$7	$49	$14	$70
Prices provided by other external sources	—	1	—	1
Prices based on models and other valuation methods	(2)	(1)	—	(3)

Total by maturity	$5	$49	$14	$68

Marketing and Trading

							Total
						Years	fair
Source of Fair Value	2004	2005	2006	2007	2008	thereafter	value
Prices actively quoted	$8	$7	$—	$—	$—	$—	$15
Prices provided by other external sources	—	34	39	43	24	(1)	139
Prices based on models and other valuation methods	(2)	(5)	(16)	(16)	(8)	(1)	(48)

Total by maturity	$6	$36	$23	$27	$16	$(2)	$106

     The table below shows the impact that hypothetical price movements of 10% would have had on the market value of our risk management and trading assets and liabilities included on the Condensed Consolidated Balance Sheets at September 30, 2004 (dollars in millions).

	September 30, 2004
	Gain (Loss)
	Price Up	Price Down
Commodity	10%	10%
Mark-to-market changes reported in earnings (a):
Electricity	$(6)	$6
Natural gas	5	(5)
Mark-to-market changes reported in OCI (b):
Electricity	39	(39)
Natural gas	31	(31)

Total	$69	$(69)

(a)	These contracts are primarily structured sales activities hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

(b)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged.

Credit Risk

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including two counterparties for which a worst case exposure represented approximately 30% of our $396 million of risk management and trading assets as of September 30, 2004. See “Critical Accounting Policies - Mark-to-Market Accounting,” in Item 7 of our 2003 Form

10-K for more discussion on our valuation methods. See Note 10 for further discussion of credit risk.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 12 of Notes to Condensed Consolidated Financial Statements in regard to pending or threatened litigation or other disputes.

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

Environmental Matters

     ADEQ issued a Notice of Violation to APS in January 2004 alleging that, among other things, the discharge limit for lead was exceeded at the Saguaro Power Plant. See “Environmental Matters – Arizona Department of Environmental Quality” in Part I, Item 1 of the 2003 10-K. In August 2004, ADEQ closed the Notice of Violation without issuing any penalty.

     See “Environmental Matters — Superfund” in Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of a superfund site.

Item 6. Exhibits

     (a) Exhibits

Exhibit No.	Description
10.1	Credit Agreement dated as of October 19, 2004 among Pinnacle West, other lenders, and JPMorgan Chase Bank, as Administrative Agent

10.2	Amendment to Agreement between APS and James M. Levine

12.1	Ratio of Earnings to Fixed Charges

31.1	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West Risk Factors

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

		Originally Filed		Date
Exhibit No.	Description	as Exhibit:	File No.[a]	Effective
3.1	Articles of Incorporation, restated as of July 29, 1988	19.1 to the Company’s September 30, 1988 Form 10-Q Report	1-8962	11-14-88

3.2	Bylaws, amended as of June 23, 2004	3.1 to the Company’s June 30, 2004 Form 10-Q Report	1-8962	8-9-04

[a] Reports filed under File No. 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated: November 8, 2004	By:	/s/ Donald E. Brandt

Donald E. Brandt
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Officer Duly Authorized to sign this Report)