Form 10-Q
period 2006-06-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2006-08-08
CIK 764622, 7286

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Exact Name of Each Registrant as specified in
Commission	its charter; State of Incorporation; Address;	IRS Employer
File Number	and Telephone Number	Identification No.
1-8962	PINNACLE WEST CAPITAL CORPORATION	86-0512431
(an Arizona corporation)
400 North Fifth Street, P.O. Box 53999
Phoenix, Arizona 85072-3999
(602) 250-1000
1-4473	ARIZONA PUBLIC SERVICE COMPANY	86-0011170
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
ARIZONA PUBLIC SERVICE COMPANY                     Yes ☑       No ☐
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
PINNACLE WEST CAPITAL CORPORATION               Yes ☐       No ☑
ARIZONA PUBLIC SERVICE COMPANY                      Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of August 4, 2006: 99,477,663

ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of August 4, 2006: 71,264,947
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

Page
Glossary	2
Part I	4
Item 1. Financial Statements	4
Pinnacle West Capital Corporation	4
Arizona Public Service Company	32
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3. Quantitative and Qualitative Disclosures About Market Risk	68
Item 4. Controls and Procedures	68

Part II	69
Item 1. Legal Proceedings	69
Item 1A. Risk Factors	69
Item 4. Submission of Matters to a Vote of Security Holders	70
Item 5. Other Information	70
Item 6. Exhibits	72
Signatures	74
Exhibit 10.1
Exhibit 12.1
Exhibit 12.2
Exibit 12.3
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
FIP – Federal Implementation Plan
GAAP – accounting principles generally accepted in the United States of America
IRS – United States Internal Revenue Service
kWh – kilowatt-hour
Moody’s – Moody’s Investors Service
MWh – megawatt-hour, one million watts per hour
Native Load – retail and wholesale sales supplied under traditional cost-based rate regulation
NPC – Nevada Power Company
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,
	2006	2005
OPERATING REVENUES
Regulated electricity segment	$712,718	$579,652
Marketing and trading segment	89,925	71,172
Real estate segment	112,603	84,259
Other revenues	9,782	20,259

Total	925,028	755,342

OPERATING EXPENSES
Regulated electricity segment fuel and purchased power	263,944	160,590
Marketing and trading segment fuel and purchased power	72,716	57,593
Operations and maintenance	168,332	153,097
Real estate segment operations	98,412	67,713
Depreciation and amortization	89,297	85,323
Taxes other than income taxes	32,700	34,638
Other expenses	8,430	17,556

Total	733,831	576,510

OPERATING INCOME	191,197	178,832

OTHER
Allowance for equity funds used during construction	3,633	2,952
Other income (Note 14)	12,022	8,684
Other expense (Note 14)	(5,815)	(3,846)

Total	9,840	7,790

INTEREST EXPENSE
Interest charges	45,882	50,077
Capitalized interest	(4,959)	(3,544)

Total	40,923	46,533

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	160,114	140,089
INCOME TAXES	49,271	54,988

INCOME FROM CONTINUING OPERATIONS	110,843	85,101
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax expense (benefit) of $855 and $(37,673) (Note 17)	1,311	(58,366)

NET INCOME	$112,154	$26,735

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – BASIC	99,221	96,192
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – DILUTED	99,640	96,299

EARNINGS PER WEIGHTED – AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations – basic	$1.12	$0.88
Net income – basic	1.13	0.28
Income from continuing operations – diluted	1.11	0.88
Net income – diluted	1.13	0.28
DIVIDENDS DECLARED PER SHARE	$—	$—
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2006	2005
OPERATING REVENUES
Regulated electricity segment	$1,178,844	$995,682
Marketing and trading segment	174,927	160,429
Real estate segment	220,457	154,195
Other revenues	21,006	30,394

Total	1,595,234	1,340,700

OPERATING EXPENSES
Regulated electricity segment fuel and purchased power	421,339	239,013
Marketing and trading segment fuel and purchased power	146,891	128,402
Operations and maintenance	346,759	308,181
Real estate segment operations	169,742	123,047
Depreciation and amortization	176,918	176,267
Taxes other than income taxes	68,273	69,203
Other expenses	16,952	25,930

Total	1,346,874	1,070,043

OPERATING INCOME	248,360	270,657

OTHER
Allowance for equity funds used during construction	7,434	5,555
Other income (Note 14)	17,489	9,487
Other expense (Note 14)	(10,356)	(8,232)

Total	14,567	6,810

INTEREST EXPENSE
Interest charges	93,408	96,042
Capitalized interest	(8,983)	(6,833)

Total	84,425	89,209

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	178,502	188,258
INCOME TAXES	56,064	73,558

INCOME FROM CONTINUING OPERATIONS	122,438	114,700
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax expense (benefit) of $1,412 and $(40,992) (Note 17)	2,171	(63,517)

NET INCOME	$124,609	$51,183

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – BASIC	99,168	94,089
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – DILUTED	99,562	94,189

EARNINGS PER WEIGHTED – AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations – basic	$1.23	$1.22
Net income – basic	1.26	0.54
Income from continuing operations – diluted	1.23	1.22
Net income – diluted	1.25	0.54
DIVIDENDS DECLARED PER SHARE	$1.00	$0.95
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,608	$154,003
Customer and other receivables	510,086	502,681
Allowance for doubtful accounts	(4,868)	(4,979)
Materials and supplies (at average cost)	112,891	109,736
Fossil fuel (at average cost)	25,210	23,658
Assets from risk management and trading activities (Note 10)	473,551	827,779
Assets held for sale (Note 17)	22,568	202,645
Other current assets	78,607	75,869

Total current assets	1,233,653	1,891,392

INVESTMENTS AND OTHER ASSETS
Real estate investments – net	453,947	390,702
Assets from long-term risk management and trading activities (Note 10)	321,131	597,831
Decommissioning trust accounts (Note 18)	306,981	293,943
Other assets	118,034	111,931

Total investments and other assets	1,200,093	1,394,407

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	10,974,195	10,727,695
Less accumulated depreciation and amortization	3,725,592	3,622,884

Total	7,248,603	7,104,811
Construction work in progress	337,949	327,172
Intangible assets, net of accumulated amortization	101,293	90,916
Nuclear fuel, net of accumulated amortization	57,394	54,184

Net property, plant and equipment	7,745,239	7,577,083

DEFERRED DEBITS
Deferred fuel and purchased power regulatory asset (Note 5)	174,666	172,756
Other regulatory assets	176,018	151,123
Other deferred debits	120,030	135,884

Total deferred debits	470,714	459,763

TOTAL ASSETS	$10,649,699	$11,322,645

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2006	2005
LIABILITIES AND COMMON STOCK EQUITY

CURRENT LIABILITIES
Accounts payable	$293,386	$377,107
Accrued taxes	336,338	289,235
Accrued interest	26,455	31,774
Short-term borrowings	174,019	15,673
Current maturities of long-term debt	85,601	384,947
Customer deposits	66,952	60,509
Deferred income taxes	24,845	94,710
Liabilities from risk management and trading activities (Note 10)	399,368	720,693
Other current liabilities (Note 10)	153,245	297,425

Total current liabilities	1,560,209	2,272,073

LONG-TERM DEBT LESS CURRENT MATURITIES	2,815,665	2,608,455

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,200,030	1,225,253
Regulatory liabilities	570,697	592,494
Liability for asset retirements	277,592	269,011
Pension liability	284,060	264,476
Liabilities from long-term risk management and trading activities (Note 10)	243,886	256,413
Unamortized gain – sale of utility plant	43,469	45,757
Other	369,162	363,749

Total deferred credits and other	2,988,896	3,017,153

COMMITMENTS AND CONTINGENCIES (Notes 5, 12, 13 and 15)

COMMON STOCK EQUITY
Common stock, no par value	2,079,774	2,067,377
Treasury stock	(895)	(1,245)

Total common stock	2,078,879	2,066,132

Accumulated other comprehensive income (loss) (Note 11):
Minimum pension liability adjustment	(97,277)	(97,277)
Derivative instruments	84,233	262,397

Total accumulated other comprehensive income	(13,044)	165,120

Retained earnings	1,219,094	1,193,712

Total common stock equity	3,284,929	3,424,964

TOTAL LIABILITIES AND COMMON STOCK EQUITY	$10,649,699	$11,322,645

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$124,609	$51,183
Adjustments to reconcile net income to net cash provided by operating activities:
Silverhawk impairment loss	—	91,057
Depreciation and amortization including nuclear fuel	188,863	185,613
Deferred fuel and purchased power	(94,565)	(33,785)
Deferred fuel and purchased power amortization	92,656	—
Allowance for equity funds used during construction	(7,434)	(5,555)
Deferred income taxes	16,481	(36,209)
Change in mark-to-market valuations	11,730	(17,436)
Changes in current assets and liabilities:
Customer and other receivables	(764)	344
Materials, supplies and fossil fuel	580	(15,773)
Other current assets	3,806	(27,571)
Accounts payable	(91,543)	(107,299)
Accrued taxes	50,074	70,268
Other current liabilities	5,754	16,726
Proceeds from the sale of real estate assets	15,482	41,259
Real estate investments	(61,758)	(39,968)
Change in risk management and trading – assets	64,893	16,360
Change in risk management and trading – liabilities	(132,448)	5,603
Change in collateral	(155,354)	91,969
Change in other long-term assets	4,532	6,016
Change in other long-term liabilities	20,631	41,344

Net cash flow provided by operating activities	56,225	334,146

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(363,795)	(302,880)
Capitalized interest	(8,983)	(6,833)
Purchase of Sundance	—	(185,046)
Proceeds from the sale of Silverhawk	207,620	—
Purchases of investment securities	(280,527)	(1,579,906)
Proceeds from sale of investment securities	280,527	1,431,348
Proceeds from nuclear decommissioning trust sales	114,875	82,764
Investment in nuclear decommissioning trust	(125,246)	(90,814)
Other	1,618	2,724

Net cash flow used for investing activities	(173,911)	(648,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	255,984	664,003
Repayment of long-term debt	(353,549)	(430,673)
Short-term borrowings and payments — net	158,336	16,253
Dividends paid on common stock	(99,227)	(90,364)
Common stock equity issuance	8,910	271,069
Other	8,837	21,246

Net cash flow provided by (used for) financing activities	(20,709)	451,534

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(138,395)	137,037

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	154,003	163,366

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,608	$300,403

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	$251	$7,733
Interest, net of amounts capitalized	$87,290	$87,617
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
     On February 28, 2006, Pinnacle West entered into an Uncommitted Master Shelf Agreement with Prudential Investment Management, Inc. (“Prudential”) and certain of its affiliates. The agreement provides the terms under which Pinnacle West may offer up to $200 million of its senior notes for purchase by Prudential affiliates at any time prior to December 31, 2007. The maturity of notes issued under the agreement cannot exceed five years. Pursuant to the agreement, on February 28, 2006, Pinnacle West issued and sold to Prudential affiliates $175 million of its 5.91% Senior Notes, Series A, due February 28, 2011 (the “Series A Notes”).
     On April 3, 2006, Pinnacle West repaid $300 million of its 6.40% Senior Notes due April 2006. Pinnacle West used the proceeds of the Series A Notes, cash on hand and commercial paper proceeds to repay these notes.
     On August 3, 2006, APS issued $400 million of debt as follows: $250 million of its 6.25% Notes due 2016 and $150 million of its 6.875% Notes due 2036. A portion of the proceeds will be used to pay at

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
maturity approximately $84 million of APS’ 6.75% Senior Notes due November 15, 2006, to fund its construction program and for other general corporate purposes. A portion of the proceeds may also be used to pay any liability determined to be payable as a result of the review by the Internal Revenue Service of a tax refund the Company received in 2002.
     The following table shows principal payments due on Pinnacle West’s and APS’ total long-term debt and capitalized lease requirements (dollars in millions) as of June 30, 2006:

Year	Pinnacle West	APS
2006	$86	$85
2007	2	1
2008	130	1
2009	27	1
2010	227	224
Thereafter	2,438	2,261

Total	$2,910	$2,573

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     The updated request does not include the PSA annual adjustor rate increase of approximately 5% that took effect February 1, 2006, the PSA surcharge increase of approximately 0.7% that took effect May 1, 2006, or APS’ pending application for a 1.9% PSA surcharge rate increase. See “Power Supply Adjustor” below. The interim rate increase described immediately below would, if it becomes permanent, accelerate the recovery of a portion of the fuel and purchased power component of the general rate case request.
Interim Rate Increase
     On January 6, 2006, APS filed with the ACC an application requesting an emergency interim rate increase of $299 million, or approximately 14%, to be effective April 1, 2006. APS later reduced this request to $232 million, or approximately 11%, due to a decline in expected 2006 natural gas and wholesale power prices. The purpose of the emergency interim rate increase was solely to address APS’ under-collection of higher annual fuel and purchased power costs. On May 2, 2006, the ACC approved an order in this matter that, among other things:
•	authorized an interim PSA adjustor, effective May 1, 2006, that resulted in an interim retail rate increase of approximately 8.3% designed to recover approximately $138 million of fuel and purchased power costs incurred in 2006 (this interim adjustor, combined with the $15 million PSA surcharge approved by the ACC (see “Surcharge for Certain 2005 PSA Deferrals” below), resulted in a rate increase of approximately 9.0% designed to recover approximately $149 million of fuel and purchased power costs during 2006);

•	provides that amounts collected through the interim PSA adjustor “remain subject to a prudency review at the appropriate time” and that “all unplanned Palo Verde outage costs for 2006 should undergo a prudence audit by [the ACC] Staff” (see “PSA Deferrals Related to Unplanned Palo Verde Outages” below);

•	encourages parties to APS’ general rate case to “propose modifications to the PSA that will address on a permanent basis, the issues with timing of recovery when deferrals are large and growing”;

•	affirmed APS’ ability to defer fuel and purchased power costs above the prior annual cap of $776.2 million until the ACC decides the general rate case; and

•	encourages APS to diversify its resources “through large scale, sustained energy efficiency programs, [using] low cost renewable energy resources as a hedge against high fossil fuel costs.”

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As noted above, the interim PSA adjustor would, if it becomes permanent, accelerate the recovery of a portion of the fuel and purchased power component of APS’ general rate case and is not an additional increase.
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
     2006 PSA Annual Adjustor The effective date of the PSA’s annual adjustor is February 1, 2006 and the adjustor rate was set at the maximum $0.004 per kilowatt-hour effective February 1, 2006.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The change in the adjustor rate represents a retail rate increase of approximately 5% designed to recover $110 million of deferred fuel and purchased power costs over the twelve-month period beginning February 1, 2006.
     Surcharge for Certain 2005 PSA Deferrals On April 12, 2006, the ACC approved APS’ request to recover $15 million of 2005 PSA deferrals over a twelve-month period beginning May 2, 2006, representing a temporary rate increase of approximately 0.7%. Approximately $45 million of 2005 PSA deferrals remain subject to a pending application (see “PSA Deferrals Related to Unplanned Palo Verde Outages” below); the balance of the 2005 PSA deferrals is being recovered under the 2006 PSA annual adjustor described in the preceding paragraph.
     PSA Deferrals Related to Unplanned Palo Verde Outages On February 2, 2006, APS filed with the ACC an application to recover approximately $45 million over a twelve-month period, representing a temporary rate increase of approximately 1.9%, proposed to begin no later than the ACC’s completion of its inquiry regarding the unplanned 2005 Palo Verde outages.
     As noted under “Interim Rate Increase” above, the ACC has directed the ACC staff to conduct a “prudence audit” on unplanned 2006 Palo Verde outage costs. PSA deferrals related to these 2006 outages are estimated to be about $70 million.
     Proposed Modifications to PSA (Requested In General Rate Case)
     In its pending general rate case, APS has requested the following modifications to the PSA:
•	The cumulative plus or minus $0.004 per kWh limit from the base fuel amount over the life of the PSA would be eliminated, while the maximum plus or minus $0.004 limit to changes in the adjustor rate in any one year would remain in effect;

•	The $776.2 million annual limit on the retail fuel and purchased power costs under APS’ current base rates and the PSA would be removed or increased (although APS may defer fuel and purchased power costs above $776.2 million per year pending the ACC’s final ruling on APS’ pending request to have the cap eliminated or substantially raised);

•	The current provision that APS is required to file a surcharge application with the ACC after accumulated pretax PSA deferrals equal $50 million and before they equal $100 million would be eliminated, thereby giving APS flexibility in determining when a surcharge filing should be made;

•	The costs of renewable energy and capacity costs attributable to purchased power obtained through competitive procurement would be excluded from the existing 90/10 sharing arrangement under which APS absorbs 10% of the retail fuel and purchased power costs above the base fuel amount and retains 10% of the benefit from retail fuel and purchased power costs that are below the base fuel amount; and

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•	10% of any realized gains or losses resulting from APS’ hedges of retail fuel and purchased power costs would be retained or absorbed by APS before being subject to the 90/10 sharing provision under the PSA.
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
Federal
     Price Mitigation Plan
     In July 2002, the FERC adopted a price mitigation plan that constrains the price of electricity in the wholesale spot electricity market in the western United States. The FERC adopted a price cap of $250 per MWh for the period subsequent to October 31, 2002. On February 13, 2006, the FERC increased this price cap to $400 per MWh for prospective sales. Sales at prices above the cap must be justified and are subject to potential refund.
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
     As a result of the FERC Order, the Pinnacle West Companies must charge cost-based rates, rather than market-based rates, in the APS control area for sales occurring after the date of the order, April 17, 2006. The Pinnacle West Companies are required to refund any amounts collected that exceed the default cost-based rates for all market rate sales within the APS control area from February 27, 2005 to April 17, 2006.
     The Pinnacle West Companies filed a rehearing request of the FERC Order on May 17, 2006 and requested a technical conference with the FERC staff to discuss the order. The rehearing request

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
is still pending. The FERC granted the request to hold a technical conference so that FERC staff and the Pinnacle West Companies may discuss how to implement the cost-based mitigation requirements of the FERC Order. The technical conference was held on July 10, 2006, and the Pinnacle West Companies submitted a supplemental compliance filing on July 31, 2006. Based upon an analysis of the FERC Order and preliminary calculations of the refund obligations, at this time, neither Pinnacle West nor APS believes that the FERC Order will have a material adverse effect on its financial position, results of operations or cash flows.
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
     The following table provides details of the plans’ benefit costs for the three and six months ended June 30, 2006 and 2005. Also included is the portion of these costs charged to expense, including administrative costs and excluding amounts billed to electric plant participants or capitalized as overhead construction (dollars in millions):

	Pension Benefits				Other Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost-benefits earned during the period	$9	$11	$24	$23	$2	$5	$10	$11
Interest cost on benefit obligation	17	21	46	44	4	9	17	17
Expected return on plan assets	(18)	(21)	(48)	(44)	(4)	(8)	(18)	(16)
Amortization of:
Transition (asset) obligation	—	(1)	(1)	(2)	—	1	2	2
Prior service cost	1	1	1	1	—	—	—	—
Net actuarial loss	4	4	12	10	1	2	4	5

Net periodic benefit cost	$13	$15	$34	$32	$3	$9	$15	$19

Portion of cost charged to expense	$5	$6	$14	$13	$1	$4	$6	$8

APS’ share of costs charged to expense	$5	$6	$13	$12	$1	$3	$6	$7

Contributions
     The contribution to our pension plan in 2006 is estimated to be approximately $50 million, $29 million of which has been contributed through June 30, 2006. The contribution to our other postretirement benefit plan in 2006 is estimated to be approximately $29 million. APS’ share is approximately 97% of both plans.

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
     Financial data for the three and six months ended June 30, 2006 and 2005 and at June 30, 2006 and December 31, 2005 by business segment is provided as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating Revenues:
Regulated electricity	$713	$580	$1,179	$996
Real estate	113	84	220	154
Marketing and trading	90	71	175	161
Other	9	20	21	30

Total	$925	$755	$1,595	$1,341

Net Income (Loss):
Regulated electricity	$95	$69	$82	$83
Real estate	9	12	32	20
Marketing and trading(a)	7	(55)	10	(54)
Other	1	1	1	2

Total	$112	$27	$125	$51

(a)	The three and six months ended June 30, 2005 include a loss in discontinued operations related to the sale of Silverhawk of $59 million and $65 million, respectively.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of	As of
	June 30, 2006	December 31, 2005

Assets:
Regulated electricity	$9,663	$9,732
Real estate	564	483
Marketing and trading	391	1,070
Other	32	38

Total	$10,650	$11,323

8. Stock-Based Compensation
     Pinnacle West offers stock-based compensation plans for officers and key employees of Pinnacle West and our subsidiaries.
     The 2002 Long-Term Incentive Plan (“2002 Plan”) allows Pinnacle West to grant performance shares, stock ownership incentive awards and non-qualified and performance-accelerated stock options to key employees. We have reserved 6 million shares of common stock for issuance under the 2002 plan. No more than 1.8 million shares may be issued in relation to performance share awards and stock ownership incentive awards. The plan also provides for the granting of new non-qualified stock options at a price per share not less than the fair market value of the common stock at the time of grant. The stock options vest over three years, unless certain performance criteria are met, which can accelerate the vesting period. The terms of the options cannot be longer than 10 years and the options cannot be repriced.
     Generally, each recipient of performance shares is entitled to receive shares of common stock at the end of a three-year period based upon Pinnacle West’s earnings per share growth rate during that three-year period compared to the earnings per share growth rate of all relevant companies in a specified utilities index. The number of shares of common stock a recipient is entitled to receive is determined by Pinnacle West’s relative percentile ranking during the three-year period.
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
     Effective January 1, 2006, we prospectively adopted SFAS No. 123(R), “Share-Based Payment.” Because the fair value recognition provisions of both SFAS No. 123 and SFAS No. 123(R) are materially consistent with respect to our stock-based compensation plans, the adoption of SFAS No. 123(R) did not have a material impact on our financial statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The compensation cost that has been charged against income for share-based compensation plans was $1.3 million and $4.1 million for the three and six months ended June 30, 2006, respectively compared to $1.6 million and $2.2 million for the three and six months ended June 30, 2005, respectively. The total income tax benefit recognized in the condensed consolidated income statement for share-based compensation arrangements was $0.5 million and $1.5 million for the three and six months ended June 30, 2006, respectively, compared to $0.6 million and $0.9 million for the three and six months ended June 30, 2005, respectively.
     The following table is a summary of option activity under our equity incentive plans as of June 30, 2006 and changes during the six months ending on that date:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic Value
	Shares	Average Exercise	Contractual Term	(dollars in
Options	(in thousands)	Price	(Years)	thousands)
Outstanding at January 1, 2006	1,696	$39.65
Exercised	(28)	33.00
Forfeited or expired	(21)	43.92

Outstanding at June 30, 2006	1,647	39.70	4.6	$3,411
Exercisable at June 30, 2006	1,641	39.71	4.6	3,400

     There were no options granted during the six months ended June 30, 2006 and 2005. The intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $0.2 million and $0.6 million, respectively. The intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $0.2 million and $1.1 million, respectively.
     The following table is a summary of the status of stock compensation awards, other than options, as of June 30, 2006 and changes during the six months ending on that date:

	Shares	Weighted-Average Grant-Date
Nonvested shares	(in thousands)	Fair Value
Nonvested at January 1, 2006	528	$38.23
Granted	274	41.50
Vested	(13)	44.13
Forfeited	(224)	36.10

Nonvested at June 30, 2006	565	40.52

     As of June 30, 2006, there was $8.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. No shares vested during the three months ended June 30, 2006 and 2005. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $0.5 million and $2.9 million, respectively.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Cash received from options exercised under our share-based payment arrangements was $0.9 million and $2.1 million for the three months ended June 30, 2006 and 2005, respectively. Cash received from options exercised under our share-based payment arrangements was $0.9 million and $6.1 million for the six months ended June 30, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements was immaterial for the three and six months ended June 30, 2006 and 2005.
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
     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of June 30, 2006, APS would have been required to assume approximately $228 million of debt and pay the equity participants approximately $182 million.
10. Derivative and Energy Trading Accounting
     We use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage our exposure to the commodity price risk inherent in the purchase and sale of fuel, electricity and emission allowances and credits, as well as interest rate risk associated with long-term debt. As of June 30, 2006, we hedged exposures to the price variability of the power and gas commodities for a maximum of 3.25 years. The changes in market value of such contracts have a high correlation to price changes in the hedged transactions. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.
Cash Flow Hedges
     The changes in the fair value of our hedged positions included in the Condensed Consolidated Statements of Income, after consideration of amounts deferred under the PSA, for the three and six months ended June 30, 2006 and 2005 are comprised of the following (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gains (losses) on the ineffective portion of derivatives qualifying for hedge accounting	$(2,975)	$453	$(3,154)	$7,777
Gains (losses) from the change in options’ time value excluded from measurement of effectiveness	3	(119)	(14)	739
Gains from the discontinuance of cash flow hedges	—	—	434	385
     During the next twelve months ending June 30, 2007, we estimate that a net gain of $47 million before income taxes will be reclassified from accumulated OCI as an offset to the effect of market price changes for the related hedged transactions. To the extent the amounts are eligible for inclusion in the PSA, the amounts will be recorded as either a regulatory asset or liability and have no effect on earnings (see Note 5).
     Our assets and liabilities from risk management and trading activities are presented in two categories, consistent with our business segments.
     The following table summarizes our assets and liabilities from risk management and trading activities at June 30, 2006 and December 31, 2005 (dollars in thousands):
June 30, 2006

		Investments		Deferred
	Current	and Other	Current	Credits and	Net Asset
	Assets	Assets	Liabilities	Other	(Liability)
Regulated electricity:
Mark-to-market	$330,793	$192,384	$(329,666)	$(161,754)	$31,757
Margin account and options	15,632	—	—	(1,114)	14,518
Marketing and trading:
Mark-to-market	126,604	128,461	(55,085)	(81,018)	118,962
Options and emission allowances	522	286	(14,617)	—	(13,809)

Total	$473,551	$321,131	$(399,368)	$(243,886)	$151,428

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

		Investments		Deferred
	Current	and Other	Current	Credits and	Net Asset
	Assets	Assets	Liabilities	Other	(Liability)
Regulated electricity:
Mark-to-market	$516,399	$228,873	$(335,801)	$(74,787)	$334,684
Margin account and options	1,814	—	(124,165)	—	(122,351)
Marketing and trading:
Mark-to-market	307,883	291,122	(236,922)	(181,417)	180,666
Options and emission allowances	1,683	77,836	(23,805)	(209)	55,505

Total	$827,779	$597,831	$(720,693)	$(256,413)	$448,504

     We maintain a margin account with a broker to support our risk management and trading activities. The margin account was an asset of $13 million at June 30, 2006 and a liability of $123 million at December 31, 2005 and is included in the margin account in the table above. Cash is deposited with the broker in this account at the time futures or options contracts are initiated. The change in market value of these contracts (reflected in mark-to-market) requires adjustment of the margin account balance.
     Cash or other assets may be required to serve as collateral against our open positions on certain energy-related contracts. Collateral provided to counterparties was $13 million at June 30, 2006 and $6 million at December 31, 2005, and is included in other current assets on the Condensed Consolidated Balance Sheets. Collateral provided to us by counterparties was $67 million at June 30, 2006 and $216 million at December 31, 2005, and is included in other current liabilities on the Condensed Consolidated Balance Sheets.
Credit Risk
     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties. Our risk management process assesses and monitors the financial exposure of all counterparties. Despite the fact that the great majority of trading counterparties’ securities are rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. To manage credit risk, we employ collateral requirements, standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty and credit default swaps. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Comprehensive Income (Loss)
     Components of comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 are as follows (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income	$112,154	$26,735	$124,609	$51,183

OCI (loss):
Net unrealized gains (losses) on derivative instruments (a)	(69,124)	(24,220)	(274,107)	135,424
Reclassification of realized gain to income (b)	(676)	(9,769)	(18,206)	(15,688)
Income tax benefit (expense) related to items of OCI	27,257	13,334	114,149	(46,972)

Total OCI (loss)	(42,543)	(20,655)	(178,164)	72,764

Comprehensive income (loss)	$69,611	$6,080	$(53,555)	$123,947

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized for contracted commodities delivered during the period.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     APS currently estimates it will incur $147 million (in 2005 dollars) over the life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. At June 30, 2006, APS had a regulatory asset of $2 million that represents amounts spent for on-site interim spent fuel storage net of amounts recovered in rates per the ACC rate order that was effective April 1, 2005.
California Energy Market Issues and Refunds in the Pacific Northwest
     FERC
     In July 2001, the FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. APS was a seller and a purchaser in the California markets at issue, and to the extent that refunds are ordered, APS should be a recipient as well as a payor of such amounts. The FERC is still considering the evidence and refund amounts have not yet been finalized. However, on September 6, 2005, the Ninth Circuit issued a decision, concluding that the FERC may not order refunds from entities that are not within the FERC’s jurisdiction. Because a number of the entities owing refunds under the FERC’s calculations are not within the FERC’s jurisdiction, this order may affect the level of recovery of refunds due in this proceeding. In addition, on August 8, 2005, the FERC issued an order allowing sellers in the California markets to demonstrate that its refund methodology results in an overall revenue shortfall for their transactions in the relevant markets over a specified time frame. More than twenty sellers made such cost recovery filings on September 14, 2005. On January 26, 2006, the FERC conditionally accepted thirteen of these filings, reducing the refund liability for these sellers. Correspondingly, this will reduce the recovery of total refunds in the California markets. On August 2, 2006, the Ninth Circuit issued a decision on the appropriate temporal scope and the type of transactions properly subject to the refund orders. In the decision, the Court preserved the scope of the FERC’s existing refund proceedings, but also expanded it potentially to include additional transactions, remanding the orders to the FERC for further proceedings. Petitions for rehearing on this order and due 90 days from the date of issuance. We currently believe the refund claims at FERC will have no material adverse impact on our financial position, results of operations, cash flow or liquidity.
     On March 19, 2002, the State of California filed a complaint with the FERC alleging that wholesale sellers of power and energy, including the Company, failed to properly file rate information at the FERC in connection with sales to California from 2000 to the present under market-based rates. The complaint requests the FERC to require the wholesale sellers to refund any rates that are “found to exceed just and reasonable levels.” This complaint was dismissed by the FERC and the State of California appealed the matter to the Ninth Circuit Court of Appeals. In an order issued September 9, 2004, the Ninth Circuit upheld the FERC’s authority to permit market-based rates, but rejected the FERC’s claim that it was without authority to consider retroactive refunds when a utility has not strictly adhered to the quarterly reporting requirements of the market-based rate system. On September 9, 2004, the Ninth Circuit remanded the case to the FERC for further proceedings. Several of the intervenors in this appeal filed a petition for rehearing of this decision on October 25, 2004. The petition for rehearing was denied on July 31, 2006. On August 4, 2006, the State of California filed a motion to stay the issuance of the mandate (scheduled to be issued on August 7, 2006), until the end of the period for seeking rehearing in the California refund proceeding before the Ninth Circuit, discussed above. The outcome of the further proceedings cannot be predicted at this time.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     On July 9, 2003, the FERC issued an order that altered the capacity rights of parties to the 1996 settlement but maintained the cost responsibility provisions agreed to by parties to that settlement. On December 28, 2004, the D.C. Court of Appeals upheld the FERC’s authority to alter the capacity rights of parties to the settlement. With respect to the FERC’s authority to maintain the cost responsibility provisions of the settlement, a party has sought appellate review and is seeking to reallocate the cost responsibility associated with the changed contractual obligations in a way that would be less favorable to APS and Pinnacle West Energy than under the FERC’s July 9, 2003 order. Should this party prevail on this point, APS and Pinnacle West Energy’s annual capacity cost could be increased by approximately $3 million per year after income taxes for the period September 2003 through December 2005. This appeal had been stayed pending further consideration by the FERC. On May 26, 2006, the FERC issued an Order on Remand affirming its earlier decision that there is no basis for modifying the settlement rates during the remaining term of the settlement. Despite the May 26 order, the party seeking appellate review is continuing to pursue an appeal of this issue.
     Consistent with its obligations under the 1996 settlement, El Paso filed a new rate case on June 30, 2005, which proposed new rates, terms and conditions and services to become effective on January 1, 2006. These rates are subject to refund pending the outcome of a hearing. The cost impact of this rate case will not have a material adverse effect on APS’ financial position, results of operations, cash flows or liquidity.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     In January 2005, Peabody served APS with a lawsuit filed in the Circuit Court for the City of St. Louis naming APS and the other Navajo Generating Station participants and seeking, among other things, a declaration that the participants “are obligated to reimburse Peabody for any royalty, tax, or other obligation arising out of the D.C. Lawsuit.” Based on APS’ ownership interest, however, in the Navajo Generating Station, APS could be liable for up to 14% of any such obligation. APS believes Peabody's claims are without merit and intends to contest those claims. Because the litigation is in preliminary stages, however, APS cannot currently predict the outcome of this matter.
Superfund
     Superfund establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air. Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are PRPs. PRPs may be strictly, and often jointly and severally, liable for clean-up. On September 3, 2003, the EPA advised APS that the EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (OU3) in Phoenix, Arizona. APS has facilities that are within this superfund site. APS and Pinnacle West have agreed with the EPA to perform certain investigative activities of the APS facilities within OU3. Because the investigation has not yet been completed and ultimate remediation requirements are not yet finalized, neither APS nor Pinnacle West can currently estimate the expenditures which may be required.
Income Taxes
     As a result of a change in IRS guidance, we claimed a tax deduction related to an APS tax accounting method change on the 2001 federal consolidated income tax return. The accelerated deduction resulted in a $200 million reduction in the current income tax liability and a corresponding increase in the plant-related deferred tax liability. In 2002, we received an income tax refund of approximately $115 million related to our 2001 federal consolidated income tax return. The 2001 federal consolidated income tax return is currently under examination by the IRS. As part of this ongoing examination, the IRS is reviewing this accounting method change and the resultant deduction. During 2004 and again in 2005, the current income tax liability was increased, with a corresponding decrease to plant-related deferred tax liability, to reflect the expected outcome of this audit. We do not expect the ultimate outcome of this examination to have a material adverse impact on our financial position or results of operations. We expect that it will have a negative impact on cash flows.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
14. Other Income and Other Expense
     The following table provides detail of other income and other expense for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Other income:
Asset sales	$8,810	$142	$9,171	$383
Interest income	2,285	3,872	7,190	5,191
SunCor joint venture earnings	717	2,370	883	2,342
Investment gains – net (a)	—	923	—	—
Miscellaneous	210	1,377	245	1,571

Total other income	$12,022	$8,684	$17,489	$9,487

Other expense:
Non-operating costs (b)	$(3,828)	$(3,058)	$(7,547)	$(6,156)
Investment losses – net (a)	(1,066)	—	(1,097)	(326)
Miscellaneous	(921)	(788)	(1,712)	(1,750)

Total other expense	$(5,815)	$(3,846)	$(10,356)	$(8,232)

(a)	Includes joint venture and other non-operating income.

(b)	As defined by the FERC, includes below-the-line non-operating utility costs (primarily community relations and other costs excluded from utility rate recovery).
15. Guarantees
     We have issued parental guarantees and letters of credit and obtained surety bonds on behalf of APS Energy Services. Our credit support instruments enable APS Energy Services to offer commodity energy and energy-related products. Non-performance or non-payment under the original contract by APS Energy Services would require us to perform under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s current outstanding guarantees on behalf of its subsidiary. Our guarantees have no recourse or collateral provisions to allow us to recover amounts paid under the guarantees. At June 30, 2006, we had guarantees totaling $21 million and surety bonds totaling $24 million with a term of approximately one year for APS Energy Services.
     At June 30, 2006, Pinnacle West had approximately $4 million of letters of credit related to workers’ compensation expiring in 2007. We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.
     APS has entered into various agreements that require letters of credit for financial assurance purposes. At June 30, 2006, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million. The letters of credit are available to fund the payment of principal and interest of such debt obligations and expire in 2010. APS has also entered into approximately $93 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 9 for further details on the Palo Verde sale leaseback transactions). These letters of credit expire in 2010. Additionally, at June 30, 2006 APS had approximately $5 million of letters of credit related to counterparty collateral requirements

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
expiring in 2006. APS intends to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.
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
16. Earnings Per Share
     The following table presents earnings per weighted average common share outstanding for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic earnings per share:
Income from continuing operations	$1.12	$0.88	$1.23	$1.22
Income (loss) from discontinued operations	0.01	(0.60)	0.03	(0.68)

Earnings per share – basic	$1.13	$0.28	$1.26	$0.54

Diluted earnings per share:
Income from continuing operations	$1.11	$0.88	$1.23	$1.22
Income (loss) from discontinued operations	0.02	(0.60)	0.02	(0.68)

Earnings per share – diluted	$1.13	$0.28	$1.25	$0.54

     Dilutive stock options and performance shares increased average common shares outstanding by approximately 419,000 shares and 107,000 shares for the three months ended June 30, 2006 and 2005, respectively, and by approximately 394,000 shares and 100,000 shares for the six months ended June 30, 2006 and 2005, respectively.
     Options to purchase 881,628 shares for the three-month period ended June 30, 2006 and 808,876 shares for the six-month period ended June 30, 2006 were outstanding but were not included in the computation of earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase shares of common stock that were not included in the computation of diluted earnings per share for that same reason were 491,984 shares for the three-month period ended June 30, 2005 and 503,859 shares for the six-month period ended June 30, 2005.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
17. Discontinued Operations
     Silverhawk (marketing and trading segment) – In June 2005, we entered into an agreement to sell our 75% interest in the Silverhawk Power Station to NPC. The sale was completed on January 10, 2006. As a result of this sale, we recorded a loss from discontinued operations of approximately $56 million ($91 million pretax) in the second quarter of 2005. The marketing and trading segment discontinued operations amounts in the chart below also include the revenues and expenses related to the operations of Silverhawk.
     SunCor (real estate segment) – In 2005 and 2006, SunCor sold commercial properties that are required to be reported as discontinued operations on Pinnacle West’s Condensed Consolidated Statements of Income in accordance with SFAS No. 144.
     The following table provides revenue and income (loss) before income taxes and after income taxes classified as discontinued operations on Pinnacle West’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006 and 2005 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Silverhawk	$—	$15	$1	$43
SunCor – commercial operations	2	3	3	7

Total revenue	$2	$18	$4	$50

Income (loss) before income taxes:
Silverhawk (a)	$—	$(97)	$1	$(107)
SunCor – commercial operations	2	1	3	3

Total income (loss) before income taxes	$2	$(96)	$4	$(104)

Income (loss) after income taxes:
Silverhawk	$—	$(59)	$1	$(65)
SunCor – commercial operations	1	1	2	1

Total income (loss) after income taxes	$1	$(58)	$3	$(64)

(a)	For the three and six months ended June 30, 2005, income (loss) before income taxes includes an interest expense allocation, net of capitalized costs, of $3 million and $6 million respectively. The allocation was based on Pinnacle West’s weighted-average interest rate applied to the net property, plant and equipment.
18. Nuclear Decommissioning Trust
     To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations. APS invests the trust funds in debt and domestic equity securities. APS applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” in accounting for investments in

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
decommissioning trust funds, and classifies these investments as available for sale. As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets. Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, APS has recorded the offsetting amount of unrealized gains (losses) on investment securities in other regulatory liabilities/assets. The following table summarizes the fair value of APS’ nuclear decommissioning trust fund assets at June 30, 2006 and December 31, 2005 (dollars in millions):

		Total	Total
		Unrealized	Unrealized
	Fair Value	Gains	Losses
June 30, 2006
Equity securities	$160	$53	$—
Debt securities	147	1	2

Total	$307	$54	$2

December 31, 2005
Equity securities	$150	$50	$—
Debt securities	144	3	1

Total	$294	$53	$1

     The costs of securities sold are determined on the basis of specific identification. The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Realized gains	$1	$—	$1	$1
Realized losses	(1)	—	(2)	(1)
Proceeds from the sale of securities	49	43	115	83
     The fair value of debt securities, summarized by contractual maturities, at June 30, 2006 is as follows (dollars in millions):

Fair Value
June 30, 2006
Less than one year	$14
1 year - 5 years	32
5 years - 10 years	38
Greater than 10 years	63

Total	$147

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
19. New Accounting Standards
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This guidance requires us to recognize the tax benefits of an uncertain tax position if it is more likely than not that the benefit will be sustained upon examination by the taxing authority. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating this new guidance and believe it will not have a material impact on our financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended
	June 30,
	2006	2005
ELECTRIC OPERATING REVENUES
Regulated electricity	$714,727	$581,757
Marketing and trading	4,123	7,000

Total	718,850	588,757

OPERATING EXPENSES
Regulated electricity fuel and purchased power	265,735	201,871
Marketing and trading fuel and purchased power	1,490	3,349
Operations and maintenance	164,373	138,314
Depreciation and amortization	87,969	76,808
Income taxes	46,650	41,772
Other taxes	32,666	31,322

Total	598,883	493,436

OPERATING INCOME	119,967	95,321

OTHER INCOME (DEDUCTIONS)
Income taxes	953	(1,549)
Allowance for equity funds used during construction	3,633	2,952
Other income (Note S-3)	10,989	7,005
Other expense (Note S-3)	(4,558)	(2,876)

Total	11,017	5,532

INTEREST DEDUCTIONS
Interest on long-term debt	34,890	35,612
Interest on short-term borrowings	2,985	2,055
Debt discount, premium and expense	1,025	1,188
Allowance for borrowed funds used during construction	(1,673)	(2,000)

Total	37,227	36,855

NET INCOME	$93,757	$63,998

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005
ELECTRIC OPERATING REVENUES
Regulated electricity	$1,181,949	$1,000,191
Marketing and trading	13,770	29,858

Total	1,195,719	1,030,049

OPERATING EXPENSES
Regulated electricity fuel and purchased power	424,009	283,785
Marketing and trading fuel and purchased power	2,858	31,651
Operations and maintenance	337,726	280,608
Depreciation and amortization	174,280	159,022
Income taxes	43,621	58,152
Other taxes	68,214	62,767

Total	1,050,708	875,985

OPERATING INCOME	145,011	154,064

OTHER INCOME (DEDUCTIONS)
Income taxes	1,189	(2,386)
Allowance for equity funds used during construction	7,434	5,555
Other income (Note S-3)	15,085	12,664
Other expense (Note S-3)	(7,528)	(6,234)

Total	16,180	9,599

INTEREST DEDUCTIONS
Interest on long-term debt	69,140	71,129
Interest on short-term borrowings	5,011	3,246
Debt discount, premium and expense	2,198	2,192
Allowance for borrowed funds used during construction	(3,394)	(3,947)

Total	72,955	72,620

NET INCOME	$88,236	$91,043

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2006	2005
ASSETS

UTILITY PLANT
Electric plant in service and held for future use	$10,919,272	$10,682,999
Less accumulated depreciation and amortization	3,718,938	3,616,886

Total	7,200,334	7,066,113
Construction work in progress	323,975	314,584
Intangible assets, net of accumulated amortization	100,932	90,327
Nuclear fuel, net of accumulated amortization	57,394	54,184

Utility plant – net	7,682,635	7,525,208

INVESTMENTS AND OTHER ASSETS
Decommissioning trust accounts (Note 18)	306,981	293,943
Assets from long-term risk management and trading activities (Note S-1)	195,319	234,372
Other assets	64,654	64,128

Total investments and other assets	566,954	592,443

CURRENT ASSETS
Cash and cash equivalents	—	49,933
Customer and other receivables	441,811	421,621
Allowance for doubtful accounts	(3,438)	(3,568)
Materials and supplies (at average cost)	112,891	109,736
Fossil fuel (at average cost)	25,210	23,658
Assets from risk management and trading activities (Note S-1)	349,657	532,923
Deferred income taxes	3,364	—
Other current assets	18,012	14,639

Total current assets	947,507	1,148,942

DEFERRED DEBITS
Deferred fuel and purchased power regulatory asset (Note 5)	174,666	172,756
Other regulatory assets	176,018	151,123
Unamortized debt issue costs	24,153	25,279
Other deferred debits	79,311	91,690

Total deferred debits	454,148	440,848

TOTAL ASSETS	$9,651,244	$9,707,441

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2006	2005
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital (Note 5)	2,063,098	1,853,098
Retained earnings	863,911	860,675
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(86,132)	(86,132)
Derivative instruments	37,804	179,422

Common stock equity	3,056,843	2,985,225
Long-term debt less current maturities	2,479,214	2,479,703

Total capitalization	5,536,057	5,464,928

CURRENT LIABILITIES
Commercial paper	117,558	—
Current maturities of long-term debt	84,829	85,620
Accounts payable	186,510	215,384
Accrued taxes	396,069	360,737
Accrued interest	25,657	25,003
Customer deposits	58,493	55,474
Deferred income taxes	—	64,210
Liabilities from risk management and trading activities (Note S-1)	336,372	480,138
Other current liabilities (Note S-1)	90,428	227,398

Total current liabilities	1,295,916	1,513,964

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,212,106	1,215,403
Regulatory liabilities	570,697	592,494
Liability for asset retirements	277,592	269,011
Pension liability	251,116	233,342
Customer advances for construction	63,704	60,287
Unamortized gain – sale of utility plant	43,469	45,757
Liabilities from long-term risk management and trading activities (Note S-1)	167,987	83,774
Other	232,600	228,481

Total deferred credits and other	2,819,271	2,728,549

COMMITMENTS AND CONTINGENCIES (Notes 5, 12, 13, 15 and S-4)

TOTAL CAPITALIZATION AND LIABILITIES	$9,651,244	$9,707,441

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,236	$91,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	186,225	162,641
Deferred fuel and purchased power	(94,565)	(33,785)
Deferred fuel and purchased power amortization	92,655	—
Allowance for equity funds used during construction	(7,434)	(5,555)
Deferred income taxes	16,481	(1,926)
Change in mark-to-market valuations	2,464	(12,191)
Changes in current assets and liabilities:
Customer and other receivables	(13,257)	(12,223)
Materials, supplies and fossil fuel	(4,707)	(10,854)
Other current assets	1,677	2,566
Accounts payable	(26,765)	(61,798)
Accrued taxes	38,303	80,816
Collateral	(162,310)	84,071
Other current liabilities	25,063	(20,592)
Change in risk management and trading activities – liabilities	(120,505)	2,244
Change in other long-term assets	(5,045)	23,726
Change in other long-term liabilities	21,553	3,201

Net cash flow provided by operating activities	38,069	291,384

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(313,479)	(301,098)
Allowance for borrowed funds used during construction	(3,394)	(3,947)
Purchase of Sundance Plant	—	(185,046)
Purchases of investment securities	(133,026)	(769,166)
Proceeds from sale of investment securities	133,026	677,558
Proceeds from nuclear decommissioning trust sales	114,875	82,764
Investment in nuclear decommissioning trust	(125,246)	(90,814)
Repayment of loan by Pinnacle West Energy	—	500,000
Other	(1,626)	(3,113)

Net cash flow used for investing activities	(328,870)	(92,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	163,975
Repayment and reacquisition of long-term debt	(1,690)	(264,975)
Short-term borrowings, net	117,558	—
Equity infusion	210,000	100,000
Dividends paid on common stock	(85,000)	(42,500)

Net cash flow provided by (used for) financing activities	240,868	(43,500)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,933)	155,022
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	49,933	49,575

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$204,597

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$—	$(8,829)
Interest, net of amounts capitalized	$70,103	$73,656
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

	Condensed	APS’
	Consolidated	Supplemental
	Footnote	Footnote
	Reference	Reference
Consolidation and Nature of Operations	Note 1	—
Condensed Consolidated Financial Statements	Note 2	—
Quarterly Fluctuations	Note 3	—
Changes in Liquidity	Note 4	—
Regulatory Matters	Note 5	—
Retirement Plans and Other Benefits	Note 6	—
Business Segments	Note 7	—
Stock-Based Compensation	Note 8	—
Variable Interest Entities	Note 9	—
Derivative and Energy Trading Accounting	Note 10	Note S-1
Comprehensive Income	Note 11	Note S-2
Commitments and Contingencies	Note 12	—
Nuclear Insurance	Note 13	—
Other Income and Other Expense	Note 14	Note S-3
Guarantees	Note 15	—
Earnings Per Share	Note 16	—
Discontinued Operations	Note 17	—
Nuclear Decommissioning Trust	Note 18	—
New Accounting Standards	Note 19	—
Related Party Transactions	—	Note S-4

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE CONDENSED FINANCIAL STATEMENTS
S-1. Derivative and Energy Trading Accounting
     APS is exposed to the impact of market fluctuations in the commodity price of electricity, natural gas, coal and emissions allowances. As part of its overall risk management program, APS uses various commodity instruments that qualify as derivatives to hedge purchases and sales of electricity, fuels, and emission allowances and credits. As of June 30, 2006, APS hedged exposures to these risks for a maximum of 3.25 years.
Cash Flow Hedges
     The changes in the fair value of APS’ hedged positions included in the APS Condensed Statements of Income, after consideration of amounts deferred under the PSA, for the three and six months ended June 30, 2006 and 2005 were comprised of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gains (losses) on the ineffective portion of derivatives qualifying for hedge accounting	$(2,824)	$451	$(3,260)	$7,868
Gains (losses) from the change in options’ time value excluded from measurement of effectiveness	3	(119)	(14)	739
Gains from the discontinuance of cash flow hedges	—	—	159	302
     During the next twelve months ending June 30, 2007, APS estimates that a net gain of $15 million before income taxes will be reclassified from accumulated OCI as an offset to the effect of market price changes for the related hedged transactions. To the extent the amounts are eligible for inclusion in the PSA, the amounts will be recorded as either a regulatory asset or liability and have no effect on earnings (see Note 5).
     APS’ assets and liabilities from risk management and trading activities are presented in two categories, consistent with Pinnacle West’s business segments.
     The following table summarizes APS’ assets and liabilities from risk management and trading activities at June 30, 2006 and December 31, 2005 (dollars in thousands):

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE CONDENSED FINANCIAL STATEMENTS
June 30, 2006

		Investments		Deferred
	Current	and Other	Current	Credits and	Net Asset
	Assets	Assets	Liabilities	Other	(Liability)
Regulated Electricity:
Mark-to-market	$330,793	$192,384	$(329,666)	$(161,754)	$31,757
Margin account and options	15,632	—	—	(1,114)	14,518
Marketing and Trading:
Mark-to-market	3,232	2,935	(3,951)	(5,119)	(2,903)
Options	—	—	(2,755)	—	(2,755)

Total	$349,657	$195,319	$(336,372)	$(167,987)	$40,617

December 31, 2005

		Investments		Deferred
	Current	and Other	Current	Credits and	Net Asset
	Assets	Assets	Liabilities	Other	(Liability)
Regulated Electricity:
Mark-to-market	$516,399	$228,873	$(335,801)	$(74,787)	$334,684
Margin account and options	1,814	—	(124,165)	—	(122,351)
Marketing and Trading:
Mark-to-market	13,027	5,499	(20,172)	(8,778)	(10,424)
Options	1,683	—	—	(209)	1,474

Total	$532,923	$234,372	$(480,138)	$(83,774)	$203,383

     We maintain a margin account with a broker to support our risk management and trading activities. The margin account was an asset of $13 million at June 30, 2006 and a liability of $123 million at December 31, 2005 and is included in the margin account in the table above. Cash is deposited with the broker in this account at the time futures or options contracts are initiated. The change in market value of these contracts (reflected in mark-to-market) requires adjustment of the margin account balance.
     Cash or other assets may be required to serve as collateral against APS’ open positions on certain energy-related contracts. Collateral provided to counterparties was $4 million at June 30, 2006 and is included in other current assets on the Condensed Balance Sheets. No collateral was provided at December 31, 2005. Collateral provided to us by counterparties was $16 million at June 30, 2006 and $175 million at December 31, 2005, and is included in other current liabilities on the Condensed Balance Sheets.
S-2. Comprehensive Income (Loss)
     Components of APS’ comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 are as follows (dollars in thousands):

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE CONDENSED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$93,757	$63,998	$88,236	$91,043

OCI (loss):
Unrealized gains (losses) on derivative instruments (a)	(62,304)	(24,147)	(225,196)	84,070
Reclassification of realized (gains) losses to income (b)	2,958	(4,437)	(7,157)	(5,819)
Income tax (expense) benefit related to items of OCI	23,175	11,253	90,735	(30,807)

Total OCI (loss)	(36,171)	(17,331)	(141,618)	47,444

Comprehensive income (loss)	$57,586	$46,667	$(53,382)	$138,487

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized gains and losses for contracted commodities delivered during the period.
S-3. Other Income and Other Expense
     The following table provides detail of APS’ other income and other expense for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Other income:
Asset sales	$8,810	$142	$9,171	$383
Interest income	1,970	4,177	5,504	9,600
Investment gains – net	—	981	165	479
Miscellaneous	209	1,705	245	2,202

Total other income	$10,989	$7,005	$15,085	$12,664

Other expense:
Non-operating costs(a)	$(3,311)	$(2,708)	$(6,527)	$(5,335)
Investment losses – net	(710)	—	—	—
Miscellaneous	(537)	(168)	(1,001)	(899)

Total other expense	$(4,558)	$(2,876)	$(7,528)	$(6,234)

(a)	As defined by the FERC, includes below-the-line non-operating utility costs (primarily community relations and other costs excluded from utility rate recovery).

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE CONDENSED FINANCIAL STATEMENTS
S-4. Related Party Transactions
     From time to time, APS enters into transactions with Pinnacle West or Pinnacle West’s other subsidiaries. The following table summarizes the amounts included in the APS Condensed Statements of Income and Condensed Balance Sheets related to transactions with affiliated companies (dollars in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
Electric operating revenues:
Pinnacle West – marketing and trading	$2	$2	$3	$3
Pinnacle West Energy	—	1	—	2

Total	$2	$3	$3	$5

Fuel and purchased power costs:
Pinnacle West Energy	$—	$39	$—	$47
Other:
Pinnacle West Energy interest income	$—	$—	$—	$5

	As of	As of
	June 30, 2006	December 31, 2005
Net intercompany receivables (payables):
Pinnacle West – marketing and trading	$13	$82
APS Energy Services	1	2
Pinnacle West	(19)	(2)

Total	$(5)	$82

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
     The ACC regulates APS’ retail electric rates. The key issue affecting Pinnacle West’s and APS’ financial outlook is the satisfactory resolution of APS’ retail rate proceedings pending before the ACC. As discussed in greater detail in Note 5, these proceedings consist of:
•	a general retail rate case pursuant to which APS is requesting a 21.3%, or $453.9 million, increase in its annual retail electricity revenues effective no later than December 31, 2006;

•	an application for a temporary rate increase of approximately 1.9%, through a PSA surcharge, to recover $45 million in retail fuel and purchased power costs relating to Palo Verde’s 2005 unplanned outages that were deferred by APS in 2005 under the PSA and are subject to the ACC’s completion of an inquiry regarding the outages; and

•	the ACC’s prudency review of amounts collected through the May 2, 2006 interim PSA adjustor (see “Interim Rate Increase” in Note 5) related to unplanned 2006 Palo Verde outages. The related PSA deferrals were approximately $70 million for the six months ended June 30, 2006.
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
EARNINGS CONTRIBUTION BY BUSINESS SEGMENT
     Pinnacle West has three principal business segments (determined by products, services and the regulatory environment):
•	our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to Native Load customers) and related activities and includes electricity generation, transmission and distribution;

•	our real estate segment, which consists of SunCor’s real estate development and investment activities; and

•	our marketing and trading segment, which consists of our competitive energy business activities, including wholesale marketing and trading and APS Energy Services’ commodity-related energy services.
     The following table summarizes net income by segment for the three months and six months ended June 30, 2006 and 2005 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Regulated electricity	$95	$69	$82	$83
Real estate	8	11	30	19
Marketing and trading	7	4	9	11
Other	1	1	1	2

Income from continuing operations	111	85	122	115
Discontinued operations – net of tax:
Real estate (a)	1	1	2	1
Marketing and trading (b)	—	(59)	1	(65)

Net income	$112	$27	$125	$51

(a)	Primarily relates to sales of commercial properties.

(b)	Relates to the loss on the sale of Silverhawk in June 2005 and the operations of Silverhawk.

PINNACLE WEST CONSOLIDATED – RESULTS OF OPERATIONS
General
     Throughout the following explanations of our results of operations, we refer to “gross margin.” With respect to our regulated electricity segment and our marketing and trading segment, gross margin refers to operating revenues less fuel and purchased power costs. “Gross margin” is a “non-GAAP financial measure,” as defined in accordance with SEC rules. Exhibit 99.1 reconciles this non-GAAP financial measure to operating income, which is the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (GAAP). We view gross margin as an important performance measure of the core profitability of our operations. This measure is a key component of our internal financial reporting and is used by our management in analyzing our business segments. We believe that investors benefit from having access to the same financial measures that our management uses. In addition, we have reclassified certain prior-period amounts to conform to our current-period presentation.
Deferred Fuel and Purchased Power Costs
     APS’ retail rate settlement became effective April 1, 2005. As part of the settlement, the ACC approved the PSA, which permits APS to defer for recovery or refund fluctuations in retail fuel and purchased power costs, subject to specified parameters. In accordance with the PSA, APS defers for future rate recovery 90% of the difference between actual retail fuel and purchased power costs and the amount of such costs currently included in base rates. APS’ recovery of PSA deferrals from its customers is subject to the ACC’s approval of annual PSA adjustments and periodic surcharge applications. See “Power Supply Adjustor” in Note 5.
     Since the inception of the PSA, APS has incurred substantially higher fuel and purchased power prices than those authorized in APS’ current base rates and has deferred those cost differences in accordance with the PSA. The balance of APS’ PSA deferrals at June 30, 2006 was $175 million. APS estimates that its PSA deferral balance at December 31, 2006 will be approximately $155 million to $175 million, based on APS’ hedged positions for fuel and purchased power at June 30, 2006 and recent forward market prices for natural gas and purchased power (which are subject to change). The recovery of PSA deferrals through ACC approved adjustors and surcharges recorded as revenue is offset dollar-for-dollar by the amortization of those deferred expenses.
     APS operated Palo Verde Unit 1 at reduced power levels from December 25, 2005 until March 18, 2006 due to vibration levels in one of the Unit’s shutdown cooling lines. During an outage at Unit 1 from March 18, 2006 to July 7, 2006, APS performed the necessary work and modifications to remedy the situation. APS estimates that incremental replacement power costs resulting from Palo Verde’s outages and reduced power levels were approximately $78 million during the six months ended June 30, 2006. The related PSA deferrals were approximately $70 million in that period. The Palo Verde replacement power costs were partially offset by $30 million of lower than expected replacement power costs related to APS’ fossil-fueled generating units during the six months ended June 30, 2006. As a result, the corresponding deferrals were reduced in that six-month period by $27 million.
     The PSA deferral balance at June 30, 2006 and estimated balance as of December 31, 2006 each includes (a) $45 million related to replacement power costs associated with unplanned 2005

Palo Verde outages and (b) $70 million related to replacement power costs associated with unplanned 2006 outages or reduced power operations at Palo Verde. The PSA deferrals associated with these unplanned Palo Verde outages and reduced power operations are the subject of ACC prudence reviews. See “PSA Deferrals Related to Unplanned Palo Verde Outages” in Note 5.
Operating Results – Three-month period ended June 30, 2006 compared with three-month period ended June 30, 2005
     Our consolidated net income for the three months ended June 30, 2006 was $112 million compared with $27 million for the comparable prior-year period. The three months ended June 30, 2005 included a net loss from discontinued operations of $58 million, substantially all of which was related to the sale and operations of Silverhawk. Income from continuing operations increased $26 million in the period-to-period comparison, reflecting the following changes in earnings by segment:
•	Regulated Electricity Segment – Income from continuing operations increased approximately $26 million primarily due to higher retail sales volumes related to customer growth; effects of warmer weather on retail sales; income tax credits related to prior years resolved in 2006; and lower interest expense. These positive factors were partially offset by higher operations and maintenance expense related to generation and customer service. Higher fuel and purchased power costs (as discussed above) were substantially offset by the deferral of those costs in accordance with the PSA.

•	Real Estate Segment – Income from continuing operations decreased approximately $3 million primarily due to decreased margins on parcel sales, partially offset by increased margins on residential sales.

•	Marketing and Trading Segment – Income from continuing operations increased approximately $3 million primarily due to higher unit margins on wholesale sales.

     Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Higher fuel and purchased power costs	$(43)	$(26)
Increased deferred fuel and purchased power costs	40	24
Higher retail sales volumes due to customer growth, excluding weather effects	26	16
Effects of warmer weather on retail sales	16	10
Miscellaneous items, net	(9)	(6)

Net increase in regulated electricity segment gross margin	30	18
Higher marketing and trading segment gross margin primarily due to higher unit margins on wholesale sales	3	2
Lower real estate segment contribution primarily related to decreased margins on parcel sales, partially offset by increased margins on residential sales	(5)	(3)
Operations and maintenance increases primarily due to:
Generation costs, including maintenance and overhauls	(6)	(4)
Customer service costs, including regulatory demand-side management programs and planned maintenance	(4)	(2)
Miscellaneous items, net	(5)	(3)
Lower interest expense, net of capitalized financing costs, primarily due to lower debt balances, partially offset by higher rates	6	4
Income tax credits related to prior years resolved in 2006	—	10
Miscellaneous items, net	1	4

Net increase in income from continuing operations	$20	26

Discontinued operations related to the sale of Silverhawk		59

Net increase in net income		$85

Regulated Electricity Segment Revenues
     Regulated electricity segment revenues were $133 million higher for the three months ended June 30, 2006 compared with the prior-year period primarily as a result of:
•	a $75 million increase in revenues related to recovery of PSA deferrals, which had no earnings effect because of amortization of the same amount recorded as fuel and purchased power expense (see “Deferred Fuel and Purchased Power Costs” above);

•	a $36 million increase in retail revenues related to customer growth, excluding weather effects;

•	a $22 million increase in retail revenues related to warmer weather;

•	a $10 million increase in Off-System Sales due to higher prices; and

•	a $10 million decrease due to miscellaneous factors.

Real Estate Segment Revenues
     Real estate segment revenues were $28 million higher for the three months ended June 30, 2006 compared with the prior-year period primarily as a result of:
•	a $32 million increase from residential sales due to higher prices and volumes;

•	an $11 million decrease from parcel sales due to timing; and

•	a $7 million increase due to miscellaneous sales.
Marketing and Trading Segment Revenues
     Marketing and trading segment revenues were $19 million higher for the three months ended June 30, 2006 compared with the prior-year period primarily as a result of:
•	a $12 million increase due to higher power prices on delivered wholesale electricity sales;

•	a $10 million increase from higher prices on competitive retail sales in California; and

•	a $3 million decrease in mark-to-market gains on contracts for future delivery due to changes in forward prices.

Operating Results – Six-month period ended June 30, 2006 compared with six-month period ended June 30, 2005
     Our consolidated net income for the six months ended June 30, 2006 was $125 million compared with $51 million for the comparable prior-year period. The six months ended June 30, 2005 included a net loss from discontinued operations of $64 million, substantially all of which was related to the sale and operations of Silverhawk. Income from continuing operations increased $7 million in the period-to-period comparison, reflecting the following changes in earnings by segment:
•	Regulated Electricity Segment – Income from continuing operations decreased approximately $1 million primarily due to higher fuel and purchased power costs (as discussed above); and higher operations and maintenance expense related to generation and customer service. These negative factors were partially offset by deferred fuel and purchased power costs; higher retail sales volumes due to customer growth; income tax credits related to prior years resolved in 2006; effects of weather on retail sales; a retail price increase effective April 1, 2005; lower interest expense; and higher interest income.

•	Real Estate Segment – Income from continuing operations increased approximately $11 million primarily due to increased margins on residential and parcel sales.

•	Marketing and Trading Segment – Income from continuing operations decreased approximately $2 million primarily due to lower mark-to-market gains on contracts for future delivery, partially offset by higher unit margins on wholesale sales.

Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax

Regulated electricity segment gross margin:
Higher fuel and purchased power costs	$(98)	$(60)
Increased deferred fuel and purchased power costs (deferrals began April 1, 2005)	53	32
Higher retail sales volumes due to customer growth, excluding weather effects	39	24
Effects of weather on retail sales	13	8
Retail price increase effective April 1, 2005	7	4
Miscellaneous items, net	(13)	(7)

Net increase in regulated electricity segment gross margin	1	1
Lower marketing and trading segment gross margin primarily related to lower mark-to-market gains, partially offset by higher unit margins on wholesale sales	(4)	(2)
Higher real estate segment contribution primarily related to increased margins on residential and parcel sales	18	11
Operations and maintenance increases primarily due to:
Generation costs, including maintenance and overhauls	(28)	(17)
Customer service costs, including regulatory demand-side management programs and planned maintenance	(11)	(7)
Lower interest expense, net of capitalized financing costs, primarily due to lower debt balances, partially offset by higher rates	7	4
Higher other income, net of expense, primarily due to miscellaneous asset sales and increased interest income	6	4
Income tax credits related to prior years resolved in 2006	—	10
Miscellaneous items, net	1	3

Net increase (decrease) in income from continuing operations	$(10)	7

Discontinued operations related to the sale of Silverhawk and sales of real estate assets		67

Net increase in net income		$74

Regulated Electricity Segment Revenues
     Regulated electricity segment revenues were $183 million higher for the six months ended June 30, 2006 compared with the prior-year period primarily as a result of:
•	a $93 million increase in revenues related to recovery of PSA deferrals, which had no earnings effect because of amortization of the same amount recorded as fuel and purchased power expense (see “Deferred Fuel and Purchased Power Costs” above);

•	a $54 million increase in retail revenues related to customer growth, excluding weather effects;

•	an $18 million increase in retail revenues related to weather;

•	a $12 million increase in Off-System Sales primarily resulting from sales previously reported in the trading segment that were classified beginning in April 2005 as sales in the regulated electricity segment in accordance with the APS retail rate case settlement;

•	a $10 million increase in Off-System Sales due to higher prices;

•	a $7 million increase in retail revenues due to a price increase effective April 1, 2005; and

•	an $11 million decrease due to miscellaneous factors.
Real Estate Segment Revenues
     Real estate segment revenues were $66 million higher for the six months ended June 30, 2006 compared with the prior-year period primarily as a result of:
•	a $48 million increase from residential sales due to higher prices and volumes;

•	a $9 million increase from parcel sales due to timing; and

•	a $9 million increase due to miscellaneous sales.
Marketing and Trading Segment Revenues
     Marketing and trading segment revenues were $15 million higher for the six months ended June 30, 2006 compared with the prior-year period primarily as a result of:
•	a $32 million increase from higher prices on competitive retail sales in California;

•	a $12 million decrease in off-system sales due to the absence of sales previously reported in the marketing and trading segment that were classified beginning in April 2005 as sales in the regulated electricity segment in accordance with the APS retail rate case settlement;

•	a $7 million decrease in mark-to-market gains on contracts for future delivery due to changes in forward prices; and

•	a $2 million increase due to miscellaneous factors.

LIQUIDITY AND CAPITAL RESOURCES
Capital Needs and Resources – Pinnacle West Consolidated
     Capital Expenditure Requirements
     The following table summarizes the actual capital expenditures for the six months ended June 30, 2006 and estimated capital expenditures for the next three years:
CAPITAL EXPENDITURES
(dollars in millions)

	Six Months Ended	Estimated for the Year Ended
	June 30,	December 31,
	2006	2006	2007	2008
APS
Distribution	$184	$322	$323	$362
Transmission	55	120	169	203
Generation	73	184	207	279
Other (a)	10	23	16	13

Subtotal	322	649	715	857
SunCor (b)	100	232	142	119
Other	5	6	2	6

Total	$427	$887	$859	$982

(a)	Primarily information systems and facilities projects.

(b)	Consists primarily of capital expenditures for land development and retail and office building construction reflected in “Real estate investments” and “Capital expenditures” on the Condensed Consolidated Statements of Cash Flows.
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
     The Palo Verde owners have approved the manufacture of one additional set of steam generators. These generators will be installed in Unit 3 and are scheduled for completion in the fall of 2007 at an approximate cost of $75 million (APS’ share). Approximately $25 million of the Unit

3 steam generator costs have been incurred through June 30, 2006, with the remaining $50 million included in the capital expenditures table above. Capital expenditures will be funded with internally generated cash and/or external financings.
Contractual Obligations
     Our future contractual obligations have not changed materially from the amounts disclosed in Part II, Item 7 of the 2005 Form 10-K, with the exception of our aggregate:
•	fuel and purchased power commitments, which increased from approximately $1.9 billion at December 31, 2005 to $2.9 billion at June 30, 2006 as follows (in billions):

2006	2007-2008	2009-2010	Thereafter	Total
$0.5	$0.6	$0.4	$1.4	$2.9
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
     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of June 30, 2006, APS would have been required to assume approximately $228 million of debt and pay the equity participants approximately $182 million.
     Guarantees and Letters of Credit
     We have issued guarantees and letters of credit in support of our unregulated businesses. We have also obtained surety bonds on behalf of APS Energy Services. We have not recorded any liability on our Condensed Consolidated Balance Sheets with respect to these obligations. We generally agree to indemnification provisions related to liabilities arising from or related to certain of our agreements, with limited exceptions depending on the particular agreement. See Note 15 for additional information regarding guarantees and letters of credit.
     Credit Ratings
     The ratings of securities of Pinnacle West and APS as of August 7, 2006 are shown below. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’ securities and serve to increase the cost of and access to capital. It may also require additional collateral related to certain derivative instruments (see Note 10).

	Moody’s		Standard & Poor’s
Pinnacle West
Senior unsecured(a)	Baa3 (P)		BB+ (prelim)
Commercial paper	P	-3	A-3
Outlook	Negative		Stable

APS
Senior unsecured	Baa2		BBB-
Secured lease obligation bonds	Baa2		BBB-
Commercial paper	P	-2	A-3
Outlook	Negative		Stable

(a)	Pinnacle West has a combined shelf registration under SEC Rule 415. Moody’s assigns a provisional (P) rating and Standard & Poor’s assigns a preliminary (prelim) rating to such shelf registrations. Pinnacle West currently has no outstanding, rated senior unsecured securities.
     Debt Provisions
     Pinnacle West’s and APS’ debt covenants related to their respective bank financing arrangements include a debt to capitalization ratio. Certain of APS’ bank financing arrangements also include an interest coverage test. Pinnacle West and APS comply with these covenants and each anticipates it will continue to meet these and other significant covenant requirements. For each of Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization cannot exceed 65%. At June 30, 2006, the ratio was approximately 48% for Pinnacle West and 46% for APS. The provisions regarding interest coverage require a minimum cash coverage of two times the interest requirements for APS. The interest coverage was approximately 4 times under APS’ bank financing agreements as of June 30, 2006. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt.
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
     Our primary sources of cash are dividends from APS, external financings and cash distributions from our other subsidiaries, primarily SunCor. An existing ACC order requires APS to maintain a common equity ratio of at least 40% and prohibits APS from paying common stock dividends if the payment would reduce its common equity below that threshold. As defined in the ACC order, the common equity ratio is common equity divided by the sum of common equity and long-term debt, including current maturities of long-term debt. At June 30, 2006, APS’ common equity ratio, as defined, was approximately 54%.
     Pinnacle West sponsors a qualified defined benefit and account balance pension plan for the employees of Pinnacle West and our subsidiaries. We contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of the plan assets and our pension obligation. The assets in the plan are comprised of common stocks, bonds, common and collective trusts and short-term investments. Future year contribution amounts are dependent on fund performance and valuation assumptions of plan assets. We contributed $53 million in 2005. The contribution to our pension plan in 2006 is estimated to be approximately $50 million, $29 million of which has been contributed through June 30, 2006. The contribution to our other postretirement benefit plan in 2006 is estimated to be approximately $29 million. APS and other subsidiaries fund their share of the contributions. APS’ share is approximately 97% of both plans.
     In January 2006, Pinnacle West infused into APS $210 million of the proceeds from the sale of Silverhawk. See “Equity Infusions” in Note 5 for more information.
     On February 28, 2006, Pinnacle West entered into an Uncommitted Master Shelf Agreement with Prudential Investment Management, Inc. (“Prudential”) and certain of its affiliates. The agreement provides the terms under which Pinnacle West may offer up to $200 million of its senior notes for purchase by Prudential affiliates at any time prior to December 31, 2007. The maturity of notes issued under the agreement cannot exceed five years. Pursuant to the agreement, on February 28, 2006, Pinnacle West issued and sold to Prudential affiliates $175 million of its 5.91% Senior Notes, Series A, due February 28, 2011 (the “Series A Notes”).
     On April 3, 2006, Pinnacle West repaid $300 million of its 6.40% Senior Notes due April, 2006. Pinnacle West used the proceeds of the Series A Notes, cash on hand and commercial paper proceeds to repay these notes.

     On July 19, 2006, the Pinnacle West Board of Directors declared a quarterly dividend of $0.50 per share of common stock, payable on September 1, 2006, to shareholders of record on August 1, 2006.
     In connection with the FERC Order discussed under “Federal” in Note 5, the FERC revoked a previous FERC order allowing Pinnacle West to issue securities or incur long-term debt without FERC approval. On May 3, 2006, the FERC issued an order approving Pinnacle West’s application to issue a broad range of debt and equity securities through June 30, 2008. Pinnacle West does not expect this FERC order to limit its ability to meet its capital requirements.
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
     On August 3, 2006, APS issued $400 million of debt as follows: $250 million of its 6.25% Notes due 2016 and $150 million of its 6.875% Notes due 2036. A portion of the proceeds will be used to pay at maturity approximately $84 million of APS’ 6.75% Senior Notes due November 15, 2006, to fund its construction program and for other general corporate purposes. A portion of the proceeds may also be used to pay any liability determined to be payable as a result of the review by the Internal Revenue Service of a tax refund the Company received in 2002.
     See “Deferred Fuel and Purchased Power Costs” above and “Power Supply Adjustor” in Note 5 for information regarding the PSA approved by the ACC. Although APS defers actual retail fuel and purchased power costs on a current basis, APS’ recovery of the deferrals from its ratepayers is subject to the ACC’s approval of annual PSA adjustments and periodic surcharge applications. During the six months ended June 30, 2006, APS recovered approximately $93 million of PSA deferrals, which had no effect on earnings because of amortization of the same amount recorded as fuel and purchased power expense.
     See “Cash Flow Hedges” in Note 10 for information related to collateral provided to us by counterparties.
     Pinnacle West Energy
     See Note 17 of Notes to Condensed Consolidated Financial Statements above for a discussion of the sale of our 75% ownership interest in Silverhawk.

     Other Subsidiaries
     During the past three years, SunCor funded its cash requirements with cash from operations and its own external financings. SunCor’s capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the capital expenditures table above for actual capital expenditures during the six months ended June 30, 2006 and projected capital expenditures for the next three years. SunCor expects to fund its future capital requirements with cash from operations and external financings.
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
OTHER ACCOUNTING MATTERS
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This guidance requires us to recognize the tax benefits of an uncertain tax position if it is more likely than not that the benefit will be sustained upon examination by the taxing authority. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating this new guidance and believe it will not have a material impact on our financial statements.
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

     Retail Rate Proceedings The key issue affecting Pinnacle West’s and APS’ financial outlook is the satisfactory resolution of APS’ retail rate proceedings pending before the ACC. As discussed in greater detail in Note 5, these proceedings consist of a general rate case request; an application for a 1.9% temporary rate increase that is subject to the ACC’s completion of an inquiry regarding unplanned 2005 Palo Verde outages; and a “prudency review” of amounts collected through the May 2, 2006 interim PSA adjustor, including a “prudence audit” of unplanned 2006 Palo Verde outages to be conducted by the ACC staff.
     Fuel and Purchased Power Costs Fuel and purchased power costs are impacted by our electricity sales volumes, existing contracts for purchased power and generation fuel, our power plant performance, transmission availability or constraints, prevailing market prices, new generating plants being placed in service, variances in deferrals and amortization of fuel and purchased power since April 1, 2005 and our hedging program for managing such costs. See “Power Supply Adjustor” in Note 5 for information regarding the PSA, including PSA deferrals related to unplanned Palo Verde outages and reduced power operations that are the subject of ACC prudence reviews. See “Natural Gas Supply” in Note 12 for more information on fuel costs. APS’ recovery of PSA deferrals from its ratepayers is subject to the ACC’s approval of annual PSA adjustments and periodic surcharge applications.
     Customer and Sales Growth The customer and sales growth referred to in this paragraph applies to Native Load customers and sales to them. Customer growth in APS’ service territory averaged about 3.8% a year for the three years 2003 through 2005; we currently expect customer growth to average about 4.2% per year from 2006 to 2008. We currently estimate that total retail electricity sales in kilowatt-hours will grow 3.7% on average, from 2006 through 2008, before the effects of weather variations. Customer growth was 4.5% higher for the six-month period ended June 30, 2006 when compared with the prior-year period.
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

     Depreciation and Amortization Expenses Depreciation and amortization expenses are impacted by net additions to utility plant and other property, which include generation construction, acquisition, the sale of generation (see discussion of the sale of Silverhawk – Note 17), changes in depreciation and amortization rates, and changes in regulatory asset amortization.
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
     The following tables show the pretax changes in mark-to-market of our non-trading and trading derivative positions for the six months ended June 30, 2006 and 2005 (dollars in millions):

	Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005
	Regulated	Marketing	Regulated	Marketing
	Electricity	and Trading	Electricity	and Trading
Mark-to-market of net positions at beginning of period	$335	$181	$33	$107
Recognized in earnings:
Change in mark-to-market for future period deliveries – gains (losses)	(6)	(3)	12	12
Mark-to-market gains (losses) realized including ineffectiveness during the period	(4)	1	(1)	(10)
Deferred as a regulatory (asset) liability	(61)	—	4	—
Recognized in OCI:
Change in mark-to-market for future period deliveries – gains (losses) (a)	(225)	(49)	84	52
Mark-to-market gains realized during the period	(7)	(11)	(6)	(10)

Mark-to-market of net positions at end of period	$32	$119	$126	$151

(a)	The gains (losses) in regulated mark-to-market recorded in OCI are due primarily to increases (decreases) in forward natural gas prices.
     The tables below show the fair value of maturities of our non-trading and trading derivative contracts (dollars in millions) at June 30, 2006 by maturities and by the source for calculating the fair values. See Note 1, “Derivative Accounting,” in Item 8 of our 2005 Form 10-K for more discussion of our valuation methods.
Regulated Electricity

							Total
						Years	fair
Source of Fair Value	2006	2007	2008	2009	2010	thereafter	value
Prices actively quoted	$(20)	$63	$20	$(1)	$—	$—	$62
Prices provided by other external sources	(2)	4	(1)	(1)	—	—	—
Prices based on models and other valuation methods	(4)	(4)	(4)	—	(4)	(14)	(30)

Total by maturity	$(26)	$63	$15	$(2)	$(4)	$(14)	$32

Marketing and Trading

							Total
						Years	fair
Source of Fair Value	2006	2007	2008	2009	2010	thereafter	value
Prices actively quoted	$9	$—	$—	$—	$—	$—	$9
Prices provided by other external sources	—	66	19	—	—	—	85
Prices based on models and other valuation methods	11	(2)	16	(1)	(1)	2	25

Total by maturity	$20	$64	$35	$(1)	$(1)	$2	$119

     The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management and trading assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005 (dollars in millions).

	June 30, 2006		December 31, 2005
	Gain (Loss)		Gain (Loss)
	Price Up	Price Down	Price Up	Price Down
Commodity	10%	10%	10%	10%
Mark-to-market changes reported in earnings (a):
Electricity	$1	$(1)	$—	$—
Mark-to-market changes reported in OCI (b):
Electricity	85	(85)	66	(66)
Natural gas	88	(88)	103	(103)

Total	$174	$(174)	$169	$(169)

(a)	These contracts are primarily structured sales activities hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

(b)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged.
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
Deferred Fuel and Purchased Power Costs
     APS’ retail rate settlement became effective April 1, 2005. As part of the settlement, the ACC approved the PSA, which permits APS to defer for recovery or refund fluctuations in retail fuel and purchased power costs, subject to specified parameters. In accordance with the PSA, APS defers for future rate recovery 90% of the difference between actual retail fuel and purchased power costs and the amount of such costs currently included in base rates. APS’ recovery of PSA deferrals from its customers is subject to the ACC’s approval of annual PSA adjustments and periodic surcharge applications. See “Power Supply Adjustor” in Note 5.
     Since the inception of the PSA, APS has incurred substantially higher fuel and purchased power prices than those authorized in APS’ current base rates and has deferred those cost differences in accordance with the PSA. The balance of APS’ PSA deferrals at June 30, 2006 was $175 million. APS estimates that its PSA deferral balance at December 31, 2006 will be approximately $155 million to $175 million, based on APS’ hedged positions for fuel and purchased power at June 30, 2006 and recent forward market prices for natural gas and purchased power (which are subject to change). The recovery of PSA deferrals through ACC approved adjustors and surcharges recorded as revenue is offset dollar-for-dollar by the amortization of those deferred expenses.
     APS operated Palo Verde Unit 1 at reduced power levels from December 25, 2005 until March 18, 2006 due to vibration levels in one of the Unit’s shutdown cooling lines. During an outage at Unit 1 from March 18, 2006 to July 7, 2006, APS performed the necessary work and modifications to remedy the situation. APS estimates that incremental replacement power costs resulting from Palo Verde’s outages and reduced power levels were approximately $78 million during the six months ended June 30, 2006. The related PSA deferrals were approximately $70 million in that period. The Palo Verde replacement power costs were partially offset by $30 million of lower than expected replacement power costs related to APS’ fossil-fueled generating units during the six months ended June 30, 2006. As a result, the corresponding deferrals were reduced in that six-month period by $27 million.
     The PSA deferral balance at June 30, 2006 and estimated balance as of December 31, 2006 each includes (a) $45 million related to replacement power costs associated with unplanned 2005

Palo Verde outages and (b) $70 million related to replacement power costs associated with unplanned 2006 outages or reduced power operations at Palo Verde. The PSA deferrals associated with these unplanned Palo Verde outages and reduced power operations are the subject of ACC prudence reviews. See “PSA Deferrals Related to Unplanned Palo Verde Outages” in Note 5.
     See “Power Supply Adjustor” in Note 5 for further information regarding the PSA.
Operating Results – Three-month period ended June 30, 2006 compared with three-month period ended June 30, 2005
     APS’ net income for the three months ended June 30, 2006 was $94 million compared with $64 million for the comparable prior-year period. The $30 million increase was primarily due to the higher retail sales volumes due to customer growth; effects of warmer weather on retail sales; and income tax credits related to prior years resolved in 2006. These positive factors were partially offset by higher operations and maintenance expense related to generation and customer service costs and higher depreciation and amortization related to increased depreciable assets. In addition, the increase also related to the absence of a prior year cost-based contract for PWEC Dedicated Assets which was partially offset by increased operations and maintenance expense and depreciation of those units. Higher fuel and purchased power costs (as discussed above) were substantially offset by the deferral of those costs in accordance with the PSA.
     Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Gross margin:
Higher fuel and purchased power costs	$(43)	$(26)
Deferred fuel and purchased power costs	40	24
Absence of prior year cost-based contract for PWEC Dedicated Assets	40	24
Higher retail sales volumes due to customer growth, excluding weather effects	26	16
Effects of warmer weather on retail sales	16	10
Miscellaneous items, net	(11)	(6)

Net increase in gross margin	68	42
Operations and maintenance increases primarily due to:
Costs of PWEC Dedicated Assets not included in prior year period	(8)	(5)
Generation costs, including maintenance and overhauls	(6)	(4)
Customer service costs, including regulatory demand-side management programs and planned maintenance	(6)	(4)
Miscellaneous items, net	(6)	(4)
Depreciation and amortization increases primarily due to:
Higher depreciable assets due to transfer of PWEC Dedicated Assets	(6)	(4)
Higher other depreciable assets partially offset by lower depreciation rates	(5)	(3)
Income tax credits related to prior years resolved in 2006	—	7
Miscellaneous items, net	1	5

Net increase in net income	$32	$30

Regulated Electricity Revenues
     Regulated electricity revenues were $133 million higher for the three months ended June 30, 2006 compared with the prior-year period primarily as a result of:
•	a $75 million increase in revenues related to recovery of PSA deferrals, which had no earnings effect because of amortization of the same amount recorded as fuel and purchased power expense (see “Deferred Fuel and Purchased Power Costs” above);

•	a $36 million increase in retail revenues related to customer growth, excluding weather effects;

•	a $22 million increase in retail revenues related to warmer weather;

•	a $10 million increase in Off-System Sales due to higher prices; and

•	a $10 million decrease due to miscellaneous factors.
Operating Results – Six-month period ended June 30, 2006 compared with six-month period ended June 30, 2005
     APS’ net income for the six months ended June 30, 2006 was $88 million compared with $91 million for the comparable prior-year period. The $3 million decrease was primarily due to higher fuel and purchased power costs (as discussed above); higher operations and maintenance expense related to generation and customer service costs; and higher depreciation and amortization related to increased depreciable assets. These negative factors were partially offset by deferred fuel and purchased power costs; higher retail sales volumes due to customer growth; effects of weather on retail sales; income tax credits related to prior years resolved in 2006; and a retail price increase effective April 1, 2005. In addition, the increase also related to the absence of a prior year cost-based contract for PWEC Dedicated Assets which was partially offset by increased operations and maintenance expense and depreciation of those units.

Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax

Gross margin:
Higher fuel and purchased power costs	$(98)	$(60)
Deferred fuel and purchased power costs (deferrals began April 1, 2005)	53	32
Absence of prior year cost-based contract for PWEC Dedicated Assets	42	26
Higher retail sales volumes due to customer growth, excluding weather effects	39	24
Effects of weather on retail sales	13	8
Higher marketing and trading gross margin primarily related to higher mark-to-market gains	13	8
Retail price increase effective April 1, 2005	7	4
Miscellaneous items, net	(15)	(9)

Net increase in gross margin	54	33
Operations and maintenance increases primarily due to:
Generation costs, including maintenance and overhauls	(25)	(15)
Costs of PWEC Dedicated Assets not included in prior year period	(15)	(9)
Customer service costs, including regulatory demand-side management programs and planned maintenance	(12)	(7)
Miscellaneous items, net	(5)	(3)
Depreciation and amortization increases primarily due to:
Higher depreciable assets due to transfer of PWEC Dedicated Assets	(12)	(7)
Higher other depreciable assets partially offset by lower depreciation rates	(3)	(2)
Higher property taxes due to increased plant in service	(5)	(3)
Income tax credits related to prior years resolved in 2006	—	7
Miscellaneous items, net	2	3

Net decrease in net income	$(21)	$(3)

Regulated Electricity Revenues
     Regulated electricity revenues were $182 million higher for the six months ended June 30, 2006 compared with the prior-year period primarily as a result of:
•	a $93 million increase in revenues related to recovery of PSA deferrals, which had no earnings effect because of amortization of the same amount recorded as fuel and purchased power expense (see “Deferred Fuel and Purchased Power Costs” above);

•	a $54 million increase in retail revenues related to customer growth, excluding weather effects;

•	an $18 million increase in retail revenues related to weather;

•	a $12 million increase in Off-System Sales primarily resulting from sales previously reported in marketing and trading that were classified beginning in April 2005 as sales in regulated electricity in accordance with the APS retail rate case settlement;

•	a $10 million increase in Off-System Sales due to higher prices;

•	a $7 million increase in retail revenues due to a price increase effective April 1, 2005; and

•	a $12 million decrease due to miscellaneous factors.
Marketing and Trading Revenues
     Marketing and trading revenues were $16 million lower for the six months ended June 30, 2006 compared with the prior-year period primarily as a result of:
•	a $15 million decrease in energy trading revenues on realized sales of electricity primarily due to lower delivered electricity prices and lower volumes;

•	an $11 million increase in mark-to-market gains on contracts for future delivery due to changes in forward prices; and

•	a $12 million decrease in Off-System Sales due to the absence of sales previously reported in marketing and trading that were classified beginning in April 2005 as sales in regulated electricity in accordance with the APS retail rate case settlement.
ARIZONA PUBLIC SERVICE COMPANY – LIQUIDITY AND CAPITAL RESOURCES
     Contractual Obligations
     APS’ future contractual obligations have not changed materially from the amounts disclosed in Part II, Item 7 of the 2005 Form 10-K, with the exception of our aggregate:
•	fuel and purchased power commitments, which increased from approximately $1.7 billion at December 31, 2005 to $2.7 billion at June 30, 2006 as follows (in billions):

2006	2007-2008	2009-2010	Thereafter	Total
$0.4	$0.5	$0.4	$1.4	$2.7
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

FORWARD-LOOKING STATEMENTS
     This document contains forward-looking statements based on current expectations, and neither Pinnacle West nor APS assumes any obligation to update these statements or make any further statements on any of these issues, except as required by applicable law. These forward-looking statements are often identified by words such as “estimate,” “predict,” “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by Pinnacle West or APS. In addition to the Risk Factors described in Item 1A of the 2005 Form 10-K, these factors include, but are not limited to:
•	state and federal regulatory and legislative decisions and actions, including the outcome and timing of APS’ retail rate proceedings pending before the ACC;

•	the timely recovery of PSA deferrals, including approximately $115 million of deferrals at June 30, 2006 associated with unplanned Palo Verde outages and reduced power operations that are the subject of ACC prudence reviews;

•	the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and decisions impacting wholesale competition;

•	the outcome of regulatory, legislative and judicial proceedings, both current and future, relating to the restructuring;

•	market prices for electricity and natural gas;

•	power plant performance and outages;

•	transmission outages and constraints;

•	weather variations affecting local and regional customer energy usage;

•	customer growth and energy usage;

•	regional economic and market conditions, including the results of litigation and other proceedings resulting from the California energy situation, volatile fuel and purchased power costs and the completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies;

•	the cost of debt and equity capital and access to capital markets;

•	current credit ratings remaining in effect for any given period of time;

•	our ability to compete successfully outside traditional regulated markets (including the wholesale market);

•	the performance of our marketing and trading activities due to volatile market liquidity and any deteriorating counterparty credit and the use of derivative contracts in our business (including the interpretation of the subjective and complex accounting rules related to these contracts);

•	changes in accounting principles generally accepted in the United States of America and the interpretation of those principles;

•	the performance of the stock market and the changing interest rate environment, which affect the amount of required contributions to Pinnacle West’s pension plan and APS’ nuclear decommissioning trust funds, as well as the reported costs of providing pension and other postretirement benefits;

•	technological developments in the electric industry;

•	the strength of the real estate market in SunCor’s market areas, which include Arizona, Idaho, New Mexico and Utah; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond the control of Pinnacle West and APS.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See “Pinnacle West Consolidated – Factors Affecting Our Financial Outlook — Market Risks” in Item 2 above for a discussion of quantitative and qualitative disclosures about market risks.
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
     Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.
     APS’ management, with the participation of APS’ Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’ disclosure controls and procedures as of June 30, 2006. Based on that evaluation, APS’ Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’ disclosure controls and procedures were effective.
     (b) Changes In Internal Control Over Financial Reporting
     The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
     No change in Pinnacle West’s or APS’ internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’ internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     See Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report in regard to pending or threatened litigation or other disputes.
Item 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2005 Form 10-K, which could materially affect the business, financial condition or future results of APS and Pinnacle West. The risks described in this report and the 2005 Form 10-K are not the only risks facing APS and Pinnacle West. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition and/or operating results of APS and Pinnacle West.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Proposal 1 – Election of Directors
     At our Annual Meeting of Shareholders held on May 17, 2006, the following persons were elected as directors:

Class III (Term to expire at			Abstentions and
2009 Annual Meeting)	Votes For	Votes Withheld	Broker Non-Votes
Jack E. Davis	86,958,623	1,821,065	N/A
Pamela Grant	86,967,924	1,811,764	N/A
Martha O. Hesse	86,924,165	1,855,523	N/A
William S. Jamieson, Jr.	86,990,842	1,788,846	N/A
Continuing Directors
     The terms of Roy A. Herberger, Jr., Humberto S. Lopez, Kathryn L. Munro, and William L. Stewart will expire in 2007. The terms of Edward N. Basha, Jr., Michael L. Gallagher, Bruce J. Nordstrom and William J. Post will expire in 2008.
Proposal 2 — Independent Auditors
     At the same meeting, a proposal for the ratification of the selection of Deloitte & Touche LLP as independent Auditors of the Company for fiscal year ending 2006 was submitted to the shareholders, and the voting was as follows:

Proposal for the ratification
of the selection of Deloitte &
Touche LLP for fiscal year ending			Abstentions and
2006	Votes For	Votes Against	Broker Non-Votes
	87,880,830	234,347	664,511
Proposal 3 – Shareholder Proposal
     Also at this annual meeting, a shareholder proposal requesting that the Board of Directors take action to allow for the annual election of directors was submitted to the shareholders, and the voting was as follows:

Proposal to elect each director			Abstentions and
annually	Votes For	Votes Against	Broker Non-Votes
	61,797,460	12,834,465	14,147,763
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
     Mercury. By November 2006, the Arizona Department of Environmental Quality will submit a State Implementation Plan to the EPA to implement the Clean Air Mercury Rule or an alternate mercury program, as authorized by the EPA. See “Environmental Matters — Mercury” in Part 1, Item 1 of the 2005 Form 10-K. ADEQ issued a proposed mercury rule on July 25, 2006. The proposed rule generally incorporates EPA’s model cap-and-trade program, but requires sources to acquire two allowances for every one allowance needed for compliance. The proposed rule also requires coal-fired power plants to achieve a 90% mercury removal efficiency or to achieve certain emission limits. APS is still evaluating the potential impacts of the proposed rule and cannot currently estimate the expenditures which may be required.

     Federal Implementation Plan. In September 1999, the EPA proposed a FIP to set air quality standards at certain power plants, including the Navajo Generating Station and the Four Corners Power Plant. See “Environmental Matters – Federal Implementation Plan” in Part I, Item 1 of the 2005 Form 10-K. On July 26, 2006, the Sierra Club sued the EPA to compel the EPA to issue a final FIP for Four Corners Power Plant. APS does not currently expect the FIP to have a material adverse effect on its financial position, results of operations, cash flows or liquidity.

Item 6. EXHIBITS
     (a) Exhibits

Exhibit No.	Registrant(s)	Description

10.1	Pinnacle West	First Amendment to Amended and Restated Credit Agreement, dated as of May 15, 2006, supplementing and amending the Amended and Restated Credit Agreement, dated as of December 9, 2005, among Pinnacle West Capital Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Agent and the other parties thereto

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Jack E. Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Registrant(s)	Description

32.2	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West	Reconciliation of Operating Income to Gross Margin

99.2	APS	Reconciliation of Operating Income to Gross Margin
     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Date
Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit [a]	Effective

3.1	Pinnacle West	Articles of Incorporation, restated as of July 29, 1988	19.1 to Pinnacle West’s September 1988 Form 10-Q Report, File No. 1-8962	11-14-88

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of December 14, 2005	3.1 to Pinnacle West/APS December 9, 2005 Form 8-K Report, File Nos. 1-8962 and 1-4473	12-15-05

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’ Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9-29-93

3.4	APS	Arizona Public Service Company Bylaws, amended as of June 23, 2004	3.1 to APS’ June 30, 2004 Form 10-Q Report, File No. 1-4473	8-9-04

[a]	Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION (Registrant)
Dated: August 8, 2006	By:	/s/ Donald E. Brandt
Donald E. Brandt
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY (Registrant)
Dated: August 8, 2006	By:	/s/ Donald E. Brandt
Donald E. Brandt
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)

EXHIBIT INDEX

Exhibit No.	Registrant(s)	Description

10.1	PinnacleWest	First Amendment to Amended and Restated Credit Agreement, dated as of May 15, 2006, supplementing and amending the Amended and Restated Credit Agreement, dated as of December 9, 2005, among Pinnacle West Capital Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Agent and the other parties thereto

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Jack E. Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West	Reconciliation of Operating Income to Gross Margin

99.2	APS	Reconciliation of Operating Income to Gross Margin