Form 10-Q
period 2007-06-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2007-08-07
CIK 764622, 7286

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
ARIZONA PUBLIC SERVICE COMPANY
Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☑
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of August 3, 2007: 100,309,188
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of August 3, 2007: 71,264,947

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

Page
Glossary	2
Part I	4
Item 1. Financial Statements	4
Pinnacle West Capital Corporation	4
Arizona Public Service Company	32
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3. Quantitative and Qualitative Disclosures About Market Risk	64
Item 4. Controls and Procedures	64

Part II	65
Item 1. Legal Proceedings	65
Item 1A. Risk Factors	65
Item 4. Submission of Matters to a Vote of Security Holders	65
Item 5. Other Information	66
Item 6. Exhibits	68
Signatures	70
EX-10.1
EX-12.1
EX-12.2
EX-12.3
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-99.1
EX-99.2

GLOSSARY
ACC – Arizona Corporation Commission
ADEQ – Arizona Department of Environmental Quality
ALJ – Administrative Law Judge
APS – Arizona Public Service Company, a subsidiary of the Company
APS Energy Services – APS Energy Services Company, Inc., a subsidiary of the Company
Base Fuel Rate – the $0.0325 per kWh base rate for fuel and purchased power established by the ACC in its June 28, 2007 rate case order
Clean Air Act – Clean Air Act, as amended
Company – Pinnacle West Capital Corporation
DOE – United States Department of Energy
El Dorado – El Dorado Investment Company, a subsidiary of the Company
EPA – United States Environmental Protection Agency
ERMC – Energy Risk Management Committee
FASB – Financial Accounting Standards Board
FERC – United States Federal Energy Regulatory Commission
FIP – Federal Implementation Plan
FIN – FASB Interpretation Number
Fitch – Fitch, Inc.
Four Corners – Four Corners Power Plant
GAAP – accounting principles generally accepted in the United States of America
IRS – United States Internal Revenue Service
kWh – kilowatt-hour, one thousand watts per hour
Moody’s – Moody’s Investors Service
MWh – megawatt-hour, one million watts per hour
Native Load – retail and wholesale sales supplied under traditional cost-based rate regulation
Note – a Note to Pinnacle West’s Condensed Consolidated Financial Statements in Item 1 of this report
NRC – United States Nuclear Regulatory Commission
OCI – other comprehensive income
Off-System Sales – sales of electricity from generation owned or contracted by the Company that is over and above the amount required to serve APS’ retail customers and traditional wholesale contracts
Palo Verde – Palo Verde Nuclear Generating Station

Pinnacle West – Pinnacle West Capital Corporation, the Company
Pinnacle West Energy – Pinnacle West Energy Corporation, a subsidiary of the Company, dissolved as of August 31, 2006
Pinnacle West Marketing & Trading – Pinnacle West Marketing & Trading Co., LLC, a subsidiary of the Company
PRP – potentially responsible parties under Superfund
PSA – power supply adjustor
Salt River Project – Salt River Project Agricultural Improvement and Power District
SEC – United States Securities and Exchange Commission
SFAS – Statement of Financial Accounting Standards
Silverhawk – Silverhawk Power Station
Standard & Poor’s – Standard & Poor’s Corporation
SunCor – SunCor Development Company, a subsidiary of the Company
Superfund – Comprehensive Environmental Response, Compensation and Liability Act
2005 Deferrals – PSA deferrals related to 2005 replacement power costs associated with unplanned Palo Verde outages
2006 Deferrals – PSA deferrals related to 2006 replacement power costs associated with unplanned outages or reduced power operations at Palo Verde
2006 Form 10-K – Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2006
VIE – variable interest entity

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2007	2006
OPERATING REVENUES
Regulated electricity segment	$711,293	$712,718
Real estate segment	48,352	112,603
Marketing and trading	92,637	89,925
Other revenues	11,153	9,782

Total	863,435	925,028

OPERATING EXPENSES
Regulated electricity segment fuel and purchased power	270,337	263,944
Real estate segment operations	46,174	98,412
Marketing and trading fuel and purchased power	74,533	72,716
Operations and maintenance	177,310	168,332
Depreciation and amortization	92,835	89,297
Taxes other than income taxes	34,757	32,700
Other expenses	8,803	8,430

Total	704,749	733,831

OPERATING INCOME	158,686	191,197

OTHER
Allowance for equity funds used during construction	5,195	3,633
Other income (Note 14)	5,869	12,022
Other expense (Note 14)	(3,269)	(5,815)

Total	7,795	9,840

INTEREST EXPENSE
Interest charges	52,967	45,882
Capitalized interest	(5,213)	(4,959)

Total	47,754	40,923

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	118,727	160,114
INCOME TAXES	40,231	49,271

INCOME FROM CONTINUING OPERATIONS	78,496	110,843
INCOME FROM DISCONTINUED OPERATIONS
Net of income tax expense of $310 and $855 (Note 17)	498	1,311

NET INCOME	$78,994	$112,154

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – BASIC	100,229	99,221
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – DILUTED	100,779	99,640

EARNINGS PER WEIGHTED-AVERAGE
COMMON SHARE OUTSTANDING
Income from continuing operations – basic	$0.78	$1.12
Net income – basic	0.79	1.13
Income from continuing operations – diluted	0.78	1.11
Net income – diluted	0.78	1.13
DIVIDENDS DECLARED PER SHARE	$0.525	$—
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2007	2006
OPERATING REVENUES
Regulated electricity segment	$1,247,344	$1,178,844
Real estate segment	125,602	220,457
Marketing and trading	165,108	174,927
Other revenues	20,516	21,006

Total	1,558,570	1,595,234

OPERATING EXPENSES
Regulated electricity segment fuel and purchased power	473,690	421,339
Real estate segment operations	107,617	169,742
Marketing and trading fuel and purchased power	132,477	146,891
Operations and maintenance	348,888	346,759
Depreciation and amortization	182,456	176,918
Taxes other than income taxes	69,476	68,273
Other expenses	17,291	16,952

Total	1,331,895	1,346,874

OPERATING INCOME	226,675	248,360

OTHER
Allowance for equity funds used during construction	9,639	7,434
Other income (Note 14)	8,642	17,489
Other expense (Note 14)	(7,883)	(10,356)

Total	10,398	14,567

INTEREST EXPENSE
Interest charges	103,959	93,408
Capitalized interest	(10,020)	(8,983)

Total	93,939	84,425

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	143,134	178,502
INCOME TAXES	48,840	56,064

INCOME FROM CONTINUING OPERATIONS	94,294	122,438
INCOME FROM DISCONTINUED OPERATIONS
Net of income tax expense of $789 and $1,412 (Note 17)	1,230	2,171

NET INCOME	$95,524	$124,609

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – BASIC	100,138	99,168
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – DILUTED	100,718	99,562

EARNINGS PER WEIGHTED-AVERAGE
COMMON SHARE OUTSTANDING
Income from continuing operations – basic	$0.94	$1.23
Net income – basic	0.95	1.26
Income from continuing operations – diluted	0.94	1.23
Net income – diluted	0.95	1.25
DIVIDENDS DECLARED PER SHARE	$1.05	$1.00
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,472	$87,210
Investment in debt securities	—	32,700
Customer and other receivables	504,318	501,628
Allowance for doubtful accounts	(5,375)	(5,597)
Materials and supplies (at average cost)	139,743	125,802
Fossil fuel (at average cost)	31,527	21,973
Deferred income taxes	20,600	982
Assets from risk management and trading activities (Note 10)	197,275	641,040
Assets held for sale (Note 17)	21,485	—
Other current assets	60,477	68,924

Total current assets	993,522	1,474,662

INVESTMENTS AND OTHER ASSETS
Real estate investments – net	585,967	526,008
Assets from long-term risk management and trading activities (Note 10)	113,619	167,211
Decommissioning trust accounts (Note 18)	362,484	343,771
Other assets	112,794	111,388

Total investments and other assets	1,174,864	1,148,378

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	11,392,309	11,154,919
Less accumulated depreciation and amortization	3,882,224	3,797,475

Net	7,510,085	7,357,444
Construction work in progress	447,221	368,284
Intangible assets, net of accumulated amortization	89,228	96,100
Nuclear fuel, net of accumulated amortization	71,420	60,100

Total property, plant and equipment	8,117,954	7,881,928

DEFERRED DEBITS
Deferred fuel and purchased power regulatory asset (Note 5)	136,989	160,268
Other regulatory assets	592,564	686,016
Other deferred debits (Note 8)	165,821	104,691

Total deferred debits	895,374	950,975

TOTAL ASSETS	$11,181,714	$11,455,943

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2007	2006
LIABILITIES AND COMMON STOCK EQUITY

CURRENT LIABILITIES
Accounts payable	$338,725	$346,047
Accrued taxes (Note 8)	326,253	263,935
Accrued interest	50,317	48,746
Short-term borrowings	140,344	35,750
Current maturities of long-term debt (Note 4)	66,315	1,596
Customer deposits	74,763	70,168
Liabilities from risk management and trading activities (Note 10)	156,570	558,195
Other current liabilities	116,475	134,123

Total current liabilities	1,269,762	1,458,560

LONG-TERM DEBT LESS CURRENT MATURITIES (NOTE 4)	3,232,661	3,232,633

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,236,002	1,225,798
Regulatory liabilities	658,102	635,431
Liability for asset retirements	272,977	268,389
Liabilities for pension and other postretirement benefits (Note 6)	605,111	588,852
Liabilities from long-term risk management and trading activities (Note 10)	59,596	171,170
Unamortized gain – sale of utility plant	38,894	41,182
Other	385,396	387,812

Total deferred credits and other	3,256,078	3,318,634

COMMITMENTS AND CONTINGENCIES (NOTES 5, 8, 12, 13 and 15)

COMMON STOCK EQUITY
Common stock, no par value	2,126,244	2,114,550
Treasury stock	(2,463)	(449)

Total common stock	2,123,781	2,114,101

Accumulated other comprehensive income (loss) (Note 11):
Pension and other postretirement benefits	(46,056)	(19,263)
Derivative instruments	38,003	31,531

Total accumulated other comprehensive income	(8,053)	12,268

Retained earnings	1,307,485	1,319,747

Total common stock equity	3,423,213	3,446,116

TOTAL LIABILITIES AND COMMON STOCK EQUITY	$11,181,714	$11,455,943

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$95,524	$124,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	198,893	188,863
Deferred fuel and purchased power	(132,016)	(94,565)
Deferred fuel and purchased power amortization	140,925	92,656
Deferred fuel and purchased power regulatory disallowance	14,370	—
Allowance for equity funds used during construction	(9,639)	(7,434)
Deferred income taxes	(3,333)	16,481
Change in mark-to-market valuations	2,324	11,730
Changes in current assets and liabilities:
Customer and other receivables	21,925	(764)
Materials, supplies and fossil fuel	(23,495)	580
Other current assets	3,810	3,806
Accounts payable	(13,644)	(91,543)
Collateral	(46,703)	(155,354)
Other current liabilities	64,091	55,828
Proceeds from the sale of real estate assets	19,808	15,482
Real estate investments	(73,697)	(61,758)
Change in risk management and trading – assets	11,029	64,893
Change in risk management and trading – liabilities	15,883	(132,448)
Change in other long-term assets	(20,138)	4,532
Change in other long-term liabilities	24,403	20,631

Net cash flow provided by operating activities	290,320	56,225

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(437,784)	(363,795)
Capitalized interest	(10,020)	(8,983)
Proceeds from the sale of Silverhawk	—	207,620
Purchases of investment securities	(36,525)	(280,527)
Proceeds from sale of investment securities	69,225	280,527
Proceeds from nuclear decommissioning trust sales	133,463	114,875
Investment in nuclear decommissioning trust	(143,834)	(125,246)
Other	(2,981)	1,618

Net cash flow used for investing activities	(428,456)	(173,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	133,060	255,984
Repayment of long-term debt	(68,801)	(353,549)
Short-term borrowings and payments – net	104,594	158,336
Dividends paid on common stock	(105,110)	(99,227)
Common stock equity issuance	17,930	8,910
Other	(7,275)	8,837

Net cash flow provided by (used for) financing activities	74,398	(20,709)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(63,738)	(138,395)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	87,210	154,003

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,472	$15,608

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes paid, net of refunds	$40,714	$251
Interest paid, net of amounts capitalized	$89,916	$87,290
     See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Consolidation and Nature of Operations
     The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries: APS, Pinnacle West Energy (dissolved as of August 31, 2006), APS Energy Services, SunCor, El Dorado and Pinnacle West Marketing & Trading. All significant intercompany accounts and transactions between the consolidated companies have been eliminated. Our accounting records are maintained in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
2. Condensed Consolidated Financial Statements
     Our unaudited condensed consolidated financial statements reflect all adjustments that we believe are necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. We suggest that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read along with the consolidated financial statements and notes to consolidated financial statements included in our 2006 Form 10-K. We have condensed certain prior year amounts on our condensed consolidated statements of cash flows to conform to current year presentations.
3. Quarterly Fluctuations
     Weather conditions cause significant seasonal fluctuations in our revenues. In addition, real estate and trading and wholesale marketing activities can have significant impacts on our results for interim periods. For these reasons, results for interim periods do not necessarily represent results to be expected for the year.
4. Changes in Liquidity
     On January 4, 2007, the FERC issued an order permitting Pinnacle West to transfer its market-based rate tariff and wholesale power sales agreements to a newly-created Pinnacle West subsidiary, Pinnacle West Marketing & Trading. Pinnacle West completed the transfer on February 1, 2007, which resulted in Pinnacle West no longer being a public utility under the Federal Power Act. As a result, Pinnacle West is no longer subject to FERC jurisdiction in connection with its issuance of securities or its incurrence of long-term debt.
     SunCor entered into a secured construction loan on April 13, 2007, in the amount of $60 million, of which $26 million was outstanding at June 30, 2007. The loan matures on April 19, 2009, and may be extended one year if certain conditions are met.
     In May 2007, Pinnacle West infused approximately $40 million of equity into APS, consisting of the proceeds of stock issuances in 2006 under Pinnacle West’s Investors Advantage Plan (direct stock purchase and dividend reinvestment plan) and employee stock plans.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table shows principal payments due on Pinnacle West’s and APS’ total long-term debt and capitalized lease requirements (dollars in millions) as of June 30, 2007:

	Consolidated
Year	Pinnacle West	APS
2007	$1	$—
2008	218	1
2009	27	1
2010	224	224
2011	578	401
Thereafter	2,260	2,260

Total	$3,308	$2,887

5. Regulatory Matters
     APS General Rate Case and Power Supply Adjustor
     Retail Rate Increase
     On June 19, 2007, the ACC rendered its decision in APS’ general retail rate case pursuant to which APS had requested a 20.4%, or $435 million, increase in its annual retail electricity revenues. APS’ request was designed to recover approximately $315 million in fuel-related expenses and approximately $120 million in non-fuel related expenses. The ACC order, which was formally issued on June 28, 2007, increased APS’ annual retail base revenues by approximately $322 million, effective July 1, 2007, which includes a fuel-related increase of approximately $315 million (excluding the PSA surcharge for 2005 Deferrals discussed below), or 15.1%, and non-fuel related increases of approximately $7 million. The interim PSA adjustor approved by the ACC on May 1, 2006, which was designed to recover a portion of APS’ fuel and purchased power costs deferred under the PSA, terminated effective with the rate increase, resulting in a net retail rate increase of approximately 6.8%. The base rate increase is premised on a return on equity of 10.75%; a 45%/55% long-term debt/common equity capital structure; a weighted-average cost of capital of 8.32%; an original cost rate base of $4.4 billion as of September 30, 2005; and a base rate for fuel and purchased power costs of $0.0325 per kWh (the “Base Fuel Rate”).
     PSA Modifications
     The ACC order modified the PSA in various respects, effective July 1, 2007. The PSA, which the ACC initially approved in 2005 as a part of APS’ 2003 rate case, provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs. As modified by the ACC’s recent order, the PSA is subject to specified parameters and procedures, including the following:
•	APS records deferrals for recovery or refund to the extent actual retail fuel and purchased power costs vary from the Base Fuel Rate;

•	the deferrals continue to be subject to a 90/10 sharing arrangement in which APS must absorb 10% of the retail fuel and purchased power costs above the Base Fuel

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Rate and may retain 10% of the benefit from the retail fuel and purchased power costs that are below the Base Fuel Rate, excluding certain costs, such as renewable energy resources and the capacity components of long-term purchase power agreements acquired through competitive procurement;

•	the adjustment is made annually each February 1st and goes into effect automatically unless suspended by the ACC;

•	the PSA now uses a forward-looking estimate of fuel and purchased power costs (instead of historical deferred costs, as under the prior PSA) to set the annual PSA rate, which will be reconciled to actual costs experienced for each PSA Year (see the following bullet point);

•	the PSA rate includes (a) a “Forward Component,” under which APS recovers or refunds differences between expected PSA Year fuel and purchased power costs and those embedded in the Base Fuel Rate; (b) an “Historical Component,” under which the differences between the PSA Year’s actual fuel and purchased power costs and those recovered through the combination of the Base Fuel Rate and the Forward Component are recovered during the next PSA Year; and (c) a “Transition Component” under which APS may seek mid-year PSA changes due to large variances between actual fuel and purchased power costs and the combination of the Base Fuel Rate and the Forward Component;

•	amounts to be recovered or refunded through the sum of the PSA components discussed in the preceding bullet point are limited to a maximum plus or minus $0.004 per kWh change in the PSA rate in any PSA Year (February 1 through January 31);

•	the Base Fuel Rate established in the ACC order reflects projected 2007 fuel and purchased power costs; as a result, the “Forward Component” for the PSA Year ending January 31, 2008 will be zero; and

•	the PSA adjustor that took effect on February 1, 2007 ($0.004 per kWh), and that was scheduled to expire on January 31, 2008, will remain in effect as long as necessary after January 31, 2008 to collect the $46 million of 2007 fuel and purchased power costs deferred as a result of the mid-year implementation of the new Base Fuel Rate.
PSA Deferrals Related to Palo Verde Outages
     APS recorded $45 million of 2005 Deferrals and $79 million of 2006 Deferrals. The ACC order (a) disallowed approximately $14 million, including accrued interest ($8 million after income taxes), of the 2005 Deferrals because the ACC found that the outage costs giving rise to those amounts resulted from APS’ imprudence, and (b) approved APS’ recovery of the balance of the 2005 Deferrals (approximately $34 million, including accrued interest) through a temporary PSA surcharge over a twelve-month period effective July 1, 2007. In connection with the interim PSA adjustor approved on May 1, 2006, the ACC directed the ACC staff to conduct a “prudence audit” of

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2006 Palo Verde outage costs. The prudence audit has not yet been completed. APS believes these costs were prudently incurred and that the 2006 Deferrals are therefore recoverable.
     PSA Balance
     The following table shows the changes in the deferred fuel and purchase power regulatory asset for the six months ended June 30, 2007 and 2006 (dollars in millions):

	Six Months Ended
	June 30,
	2007	2006
Beginning balance	$160	$173
Deferred fuel and purchased power costs-current period	129	91
Regulatory disallowance	(14)	—
Interest on deferred fuel and purchased power	3	4
Amounts recovered through revenues	(141)	(93)

Ending balance	$137	$175

     Other Matters
     The ACC order approved an environmental improvement surcharge (“EIS”) to recover capital costs incurred for environmental improvements made by APS in compliance with federal and state laws or regulatory requirements. The EIS will be set initially at $0.00016 per kWh, designed to produce approximately $4.5 million of cash per year until further order of the ACC.
     The ACC order requires APS and the ACC staff to work to prepare a “nuclear performance standard” that the ACC can consider in a separate proceeding.
     Pursuant to the ACC order, APS was not allowed to recover the pension costs associated with the supplemental excess benefit retirement plan through the rate-making process. See Note 6.
     The ACC did not adopt APS’ recommendations related to accelerated depreciation, inclusion of construction work in progress in rate base, and an “attrition adjustment”.
     APS Financing Authorization
     On December 15, 2006, APS filed a financing application with the ACC requesting an (a) increase in APS’ current short-term debt authorization (7% of APS’capitalization) to 7% of APS’capitalization plus $500 million in order to meet its growing cash requirements, including cash requirements for natural gas and power purchases, and (b) increase in APS’ current long-term debt authorization (approximately $3.2 billion) to approximately $4.2 billion in light of the projected growth of APS and its customer base and the resulting projected future financing needed to fund APS’ capital expenditure and maintenance program and other cash requirements. An ACC ALJ conducted a hearing on this matter on July 23, 2007, at which the ACC staff recommended approval of APS’ requests, subject to specified parameters and procedures that APS generally supports. The ACC will consider this matter at an open meeting on a date that has not yet been set.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Federal
     Price Mitigation Plan
     In July 2002, the FERC adopted a price mitigation plan that constrains the price of electricity in the wholesale spot electricity market in the western United States. The FERC adopted a price cap of $250 per MWh for the period subsequent to October 31, 2002. On February 13, 2006, the FERC increased this price cap to $400 per MWh for prospective sales. Sales at prices above the cap must be justified and are subject to potential refund. We do not expect this price cap to have a material impact on our financial statements.
     FERC Order
     On August 11, 2004, Pinnacle West, APS, Pinnacle West Energy, and APS Energy Services (collectively, the “Pinnacle West Companies”) submitted to the FERC an update to their three-year market-based rate review pursuant to the FERC’s order implementing a new generation market power analysis. On December 20, 2004, the FERC issued an order approving the Pinnacle West Companies’ market-based rates for control areas other than those of APS, Public Service Company of New Mexico (“PNM”) and Tucson Electric Power Company (“TEP”). The FERC staff required the Pinnacle West Companies to submit additional data with respect to these control areas, and the Pinnacle West Companies did so.
     On April 17, 2006, the FERC issued an order revoking the Pinnacle West Companies’ market-based rate authority in the APS control area (the “April 17 Order”). The FERC found that the Pinnacle West Companies failed to provide the necessary information about the calculation of transmission imports into the APS control area to allow the FERC to make a determination regarding FERC’s generation market power “screens” in the APS control area. The FERC found that the Pinnacle West Companies may charge market-based rates in the PNM and TEP control areas.
     As a result of the April 17 Order, the Pinnacle West Companies must charge cost-based rates, rather than market-based rates, in the APS control area for sales occurring after the date of the order, April 17, 2006. The Pinnacle West Companies are required to refund any amounts collected that exceed the default cost-based rates for all market rate sales within the APS control area from February 27, 2005 to April 17, 2006.
     The Pinnacle West Companies filed a Request for Rehearing and Clarification of the April 17 Order on May 17, 2006 and submitted a supplemental compliance filing on July 28, 2006. On December 21, 2006, the FERC issued an order granting clarification and provided additional details on what steps the Pinnacle West Companies could take to correct the transmission import study previously submitted. The Pinnacle West Companies complied with this order and filed additional transmission import studies and generation market power analyses on February 20, 2007.
     Based upon an analysis of the April 17 Order and preliminary calculations of the refund obligations, at this time, neither Pinnacle West nor APS believes that the April 17 Order will have a material adverse effect on its financial position, results of operations or cash flows.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FERC Rate Case
     On July 10, 2007, APS submitted a revised Open Access Transmission Tariff (OATT) filing with the FERC to move from a fixed rate to a formula rate in order to more accurately reflect the costs that APS incurs in providing transmission and ancillary services. The requested formula rate would result in an estimated $37 million increase in annual transmission revenues to become effective October 1, 2007. The proposed formula rate would be updated each year on June 1 on the basis of APS’ actual cost of service, as disclosed in APS’ FERC Form 1 reports, and projected capital expenditures. The FERC is expected to issue its initial order on this matter within 60 days of APS’ filing. Approximately $30 million of the requested increase represents charges for transmission services to serve APS’ retail customers (“Retail Transmission Charges”) and, as a result, would not affect APS’ earnings until such time as APS retail rates are adjusted to include these charges. As part of a retail rate case settlement order in 2005, the ACC approved a mechanism by which changes in Retail Transmission Charges can be reflected in APS’ retail rates. APS is currently addressing the appropriate procedure to implement the retail rate change if the requested Retail Transmission Charges are permitted to become effective by FERC.
6. Retirement Plans and Other Benefits
     Pinnacle West sponsors a qualified defined benefit and account balance pension plan, a nonqualified supplemental excess benefit retirement plan (“SEBRP”), and other postretirement benefit plans for the employees of Pinnacle West and our subsidiaries. Pinnacle West uses a December 31 measurement date for its pension and other postretirement benefit plans. The market-related value of our plan assets is their fair value at the measurement date.
     Pursuant to the ACC’s June 28, 2007 order in APS’ general rate case, APS was not allowed to recover the pension costs associated with the SEBRP through the ratemaking process. Therefore, the amounts that were previously recorded as a regulatory asset, approximately $45 million ($27 million, net of income taxes), were charged to other comprehensive income at June 30, 2007 (see Notes 11 and S-2). This treatment is consistent with the accounting for this type of plan by our unregulated entities.
     The following table provides details of the plans’ benefit costs for the three and six months ended June 30, 2007 and 2006. Also included is the portion of these costs charged to expense, including administrative costs and excluding amounts billed to electric plant participants or capitalized as overhead construction (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits				Other Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost-benefits earned during the period	$12	$9	$25	$24	$3	$2	$9	$10
Interest cost on benefit obligation	23	17	50	46	5	4	18	17
Expected return on plan assets	(25)	(18)	(53)	(48)	(6)	(4)	(21)	(18)
Amortization of:
Transition (asset) obligation	—	—	—	(1)	—	—	2	2
Prior service cost	1	1	2	1	—	—	—	—
Net actuarial loss	4	4	8	12	1	1	2	4

Net periodic benefit cost	$15	$13	$32	$34	$3	$3	$10	$15

Portion of cost charged to expense	$7	$5	$14	$14	$1	$1	$5	$6

APS’ share of costs charged to expense	$6	$5	$13	$13	$1	$1	$4	$6

Contributions
     The contribution to our pension plan in 2007 is estimated to be approximately $52 million, of which approximately $0.3 million was contributed through August 2007. The contribution to our other postretirement benefit plans in 2007 is estimated to be approximately $21 million. APS’ share is approximately 96% of both plans.
7. Business Segments
     Pinnacle West’s two principal business segments are:
•	our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electricity service to Native Load customers) and related activities and includes electricity generation, transmission and distribution; and

•	our real estate segment, which consists of SunCor’s real estate development and investment activities.
     Financial data for the three and six months ended June 30, 2007 and 2006 and at June 30, 2007 and December 31, 2006 by business segment is provided as follows (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating Revenues:
Regulated electricity	$712	$713	$1,248	$1,179
Real estate	48	113	126	220
Other	103	99	185	196

Total	$863	$925	$1,559	$1,595

Net Income:
Regulated electricity	$71	$95	$74	$82
Real estate	—	9	10	32
Other	8	8	12	11

Total	$79	$112	$96	$125

	As of	As of
	June 30, 2007	December 31, 2006
Assets:
Regulated electricity	$10,239	$10,566
Real estate	665	591
Other	278	299

Total	$11,182	$11,456

8. Income Taxes
     As a result of a change in IRS guidance, we claimed a tax deduction related to an APS tax accounting method change on the 2001 federal consolidated income tax return. The accelerated deduction resulted in a $200 million reduction in the current income tax liability and a corresponding increase in the plant-related deferred tax liability. The 2001 federal consolidated income tax return is currently under examination by the IRS. As part of this ongoing examination, the IRS is reviewing this accounting method change and the resultant deduction. During 2007, it is expected that the IRS will finalize its examination and will issue a settlement on the tax accounting method change. At this time, an estimate of the range of reasonably possible change in the uncertain tax position cannot be made. However, we do not expect the ultimate outcome of this examination to have a material adverse impact on our financial position or results of operations. We expect that it will have a negative impact on cash flows.
     We adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on January 1, 2007. The effect of applying the new guidance was not significantly different in terms of tax impacts from the application of our previous policy. Accordingly, the impact to retained earnings upon adoption was immaterial. In addition, the guidance required us to reclassify certain tax benefits, which had the effect of increasing accrued taxes and deferred debits by approximately $50 million to better reflect the expected timing of the payment of taxes and interest.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The total amount of unrecognized tax benefits recorded in accrued taxes as of January 1, 2007 was $186 million, of which $179 million related to APS. The majority of the unrecognized tax benefits relate to the 2001 tax return position described above. Included in the balance of unrecognized tax benefits at January 1, 2007 are approximately $5 million of tax positions for consolidated Pinnacle West that, if recognized, would decrease our effective tax rate. For APS, approximately $3 million would have the same effect.
     We continue to recognize potential accrued interest related to unrecognized tax benefits in the financial statements as income tax expense. As of January 1, 2007, the total amount of accrued interest expense related to uncertain tax positions was $54 million for consolidated Pinnacle West, which is included as a component of the $186 million unrecognized tax benefit noted above. APS’ share included in the total was approximately $53 million. Additionally, Pinnacle West has accrued $9 million of interest income to be received on the overpayment of income taxes for certain adjustments that we have filed, or will file, with the IRS. The application of FIN 48 did not have a material impact for the six months ended June 30, 2007.
     As of January 1, 2007, the tax year ended December 31, 1999 and all subsequent tax years remain subject to examination by federal and state taxing authorities. In addition, tax years ended prior to December 31, 1999 may remain subject to examination by state taxing authorities.
9. Variable-Interest Entities
     In 1986, APS entered into agreements with three separate VIE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. We are not the primary beneficiary of the Palo Verde VIEs and, accordingly, do not consolidate them.
     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of June 30, 2007, APS would have been required to assume approximately $208 million of debt and pay the equity participants approximately $174 million.
10. Derivative and Energy Trading Accounting
     We use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage our exposure to the commodity price risk inherent in the purchase and sale of fuel, electricity and emission allowances and credits. As of June 30, 2007, we hedged exposures to the price variability of the power and gas commodities for a maximum of 3.25 years. The changes in market value of such contracts have a high correlation to price changes in the hedged transactions. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges
     The changes in the fair value of our hedged positions included in the Condensed Consolidated Statements of Income, after consideration of amounts deferred under the PSA, for the three and six months ended June 30, 2007 and 2006 are comprised of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gains (losses) on the ineffective portion of derivatives qualifying for hedge accounting	$422	$(2,975)	$1,333	$(3,154)
Gains (losses) from the change in options’ time value excluded from measurement of effectiveness	—	3	—	(14)
Gains from the discontinuance of cash flow hedges	—	—	314	434
     During the next twelve months ending June 30, 2008, we estimate that a net gain of $37 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect of market price changes for the related hedged transactions. To the extent the amounts are eligible for inclusion in the PSA, the amounts will be recorded as either a regulatory asset or liability and have no effect on earnings (see Note 5).
     Our assets and liabilities from risk management and trading activities are presented in two categories, regulated electricity and marketing and trading.
     The following tables summarize our assets and liabilities from risk management and trading activities at June 30, 2007 and December 31, 2006 (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Investments		Deferred
	Current	and Other	Current	Credits and	Net Asset
June 30, 2007	Assets	Assets	Liabilities	Other	(Liability)
Regulated electricity:
Mark-to-market	$47,698	$61,239	$(70,823)	$(44,571)	$(6,457)
Margin account and options	52,453	—	—	—	52,453
Marketing and trading:
Mark-to-market	94,653	39,790	(54,883)	(15,025)	64,535
Options, emission allowances and other contracts– at cost	2,471	12,590	(30,864)	—	(15,803)

Total	$197,275	$113,619	$(156,570)	$(59,596)	$94,728

		Investments		Deferred
	Current	and Other	Current	Credits and	Net Asset
December 31, 2006	Assets	Assets	Liabilities	Other	(Liability)
Regulated electricity:
Mark-to-market	$458,034	$96,892	$(481,661)	$(135,056)	$(61,791)
Margin account and options	77,705	—	(2,228)	—	75,477
Marketing and trading:
Mark-to-market	105,301	69,480	(61,553)	(36,114)	77,114
Options and emission allowances – at cost	—	839	(12,753)	—	(11,914)

Total	$641,040	$167,211	$(558,195)	$(171,170)	$78,886

     During the first quarter of 2007, we changed the presentation of mark-to-market positions related to natural gas basis swaps in the regulated electricity segment. We historically presented the buy side and the sell side of such swaps at fair value gross on our consolidated balance sheets, which resulted in mark-to-market assets and separate mark-to-market liabilities. We now offset these matching assets and liabilities, thus presenting the net mark-to-market position by contract, which correctly reflects the true nature of these contracts. The net asset/liability position as historically disclosed in the table above is unchanged. Further, this change has no impact on results of operations, common stock equity or cash flows. Had we previously presented such amounts net, the effect on the December 31, 2006 balance sheet would have been to decrease Current Assets and Current Liabilities by $376 million and decrease Investments and Other Assets and Deferred Credits and Other by $59 million. We believe that the effect of presenting these contracts gross in prior periods is immaterial to previously issued financial statements.
     We maintain a margin account with a broker to support our risk management and trading activities. The margin account was an asset of $52 million at June 30, 2007 and $73 million at December 31, 2006 and is included in the margin account in the table above. Cash is deposited with

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the broker in this account at the time futures or options contracts are initiated. The change in market value of these contracts (reflected in mark-to-market) requires adjustment of the margin account balance.
     Cash or other assets may be required to serve as collateral against our open positions on certain energy-related contracts. Collateral provided to counterparties was $5 million at June 30, 2007 and $10 million at December 31, 2006, and is included in other current assets on the Condensed Consolidated Balance Sheets. Collateral provided to us by counterparties was $3 million at June 30, 2007 and $54 million at December 31, 2006, and is included in other current liabilities on the Condensed Consolidated Balance Sheets.
Credit Risk
     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including one counterparty for which a worst case exposure represents approximately 14% of Pinnacle West’s $311 million of risk management and trading assets as of June 30, 2007. Our risk management process assesses and monitors the financial exposure of this and all other counterparties. Despite the fact that the great majority of trading counterparties’ securities are rated as investment grade by the credit rating agencies, including the counterparty discussed above, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. To manage credit risk, we employ collateral requirements, standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty and credit default swaps. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.
11. Comprehensive Income (Loss)
     Components of comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 are as follows (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$78,994	$112,154	$95,524	$124,609

Other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments (a)	(32,880)	(69,124)	29,680	(274,107)
Net reclassification of realized gains to income (b)	(14,049)	(676)	(19,061)	(18,206)
Net unrealized losses related to pension and other postretirement benefits (c)	(44,573)	—	(44,573)	—
Reclassification of pension and other postretirement benefits to income	228	—	479	—
Income tax benefit related to items of other comprehensive income	35,724	27,257	13,154	114,149

Total other comprehensive loss	(55,550)	(42,543)	(20,321)	(178,164)

Comprehensive income (loss)	$23,444	$69,611	$75,203	$(53,555)

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized for contracted commodities delivered during the period.

(c)	In accordance with the ACC’s June 28, 2007 order in APS’ general rate case, these amounts primarily include costs that were previously recorded as a regulatory asset and have now been charged to other comprehensive income.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. Commitments and Contingencies
Palo Verde Nuclear Generating Station
     Spent Nuclear Fuel and Waste Disposal
     Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before at least 2017. In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other Palo Verde owners), filed damages actions against the DOE in the Court of Federal Claims. APS is currently pursuing that damages claim.
     APS currently estimates it will incur $147 million (in 2006 dollars) over the life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. At June 30, 2007, APS had a regulatory liability of approximately $5 million that represents amounts recovered in retail rates in excess of amounts spent for on-site interim spent fuel storage.
     NRC Matters
     In October 2006, the NRC conducted an inspection of the Palo Verde emergency diesel generators after a Palo Verde Unit 3 generator started but did not provide electrical output during routine inspections on July 25 and September 22, 2006. On February 22, 2007, the NRC issued a “white” finding (low to moderate safety significance) for this matter. Under the NRC’s Action Matrix, this finding, coupled with a previous NRC “yellow” finding relating to a 2004 matter involving Palo Verde’s safety injection systems, resulted in Palo Verde Unit 3 being placed in the “multiple/repetitive degraded cornerstone” column of the NRC’s Action Matrix, which has resulted in an enhanced NRC inspection regimen. On June 21, 2007, the NRC issued a confirmatory action letter confirming APS’ commitments regarding specific actions APS will take to improve Palo Verde’s performance. APS continues to implement its plan to improve Palo Verde’s performance. APS does not currently believe that this matter will have a material adverse impact on APS’ financial position, results of operations, or cash flows.
     On November 9, 2006, APS notified the NRC that a senior reactor operator at Palo Verde had attempted to cover up a mistaken entry the operator had made in a Palo Verde operations verification log. The senior reactor operator resigned shortly thereafter. By letter dated July 12, 2007, the NRC notified APS that, based upon the results of its investigation of the matter, the NRC is considering an escalated enforcement action against Palo Verde due to the willfulness of the senior reactor operator’s actions. The NRC noted in its letter that the safety significance of the matter was very low. In accordance with NRC procedures, APS has requested alternative dispute resolution with the NRC in an attempt to resolve this issue. APS cannot predict the outcome of this matter.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
California Energy Market Issues and Refunds in the Pacific Northwest
     FERC
     In July 2001, the FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. APS was a seller and a purchaser in the California markets at issue and, to the extent that refunds are ordered, APS should be a recipient as well as a payor of such amounts. The FERC is still considering the evidence and refund amounts have not yet been finalized. However, on September 6, 2005, the Ninth Circuit issued a decision, concluding that the FERC may not order refunds from entities that are not within the FERC’s jurisdiction. Because a number of the entities owing refunds under the FERC’s calculations are not within the FERC’s jurisdiction, this order may affect the level of recovery of refunds due in this proceeding. In addition, on August 8, 2005, the FERC issued an order allowing sellers in the California markets to demonstrate that its refund methodology results in an overall revenue shortfall for their transactions in the relevant markets over a specified time frame. More than twenty sellers made such cost recovery filings on September 14, 2005. On January 26, 2006, the FERC conditionally accepted thirteen of these filings, reducing the refund liability for these sellers. Correspondingly, this will reduce the recovery of total refunds in the California markets. On August 2, 2006, the Ninth Circuit issued a decision on the appropriate temporal scope and the type of transactions that are properly subject to the refund orders. In the decision, the Court preserved the scope of the FERC’s existing refund proceedings, but also expanded it potentially to include additional transactions, remanding the orders to the FERC for further proceedings. Various parties filed petitions for rehearing on this order. In addition, on December 19, 2006, the Ninth Circuit issued a decision on the appropriate standard of review at the FERC on wholesale power contracts in the refund proceedings, specifically addressing the application of the so-called “just and reasonable” standard as opposed to the “public interest” standard. In so doing, the Ninth Circuit remanded the matter back to the FERC with the requirement that the FERC review the refund matter using the appropriate standard of review. Like the August 2, 2006 Ninth Circuit decision, the December 19, 2006 decision has the potential to expand the existing FERC refund proceedings. We currently believe the refund claims at FERC will have no material adverse impact on our financial position, results of operations, or cash flows.
     On March 19, 2002, the State of California filed a complaint with the FERC alleging that wholesale sellers of power and energy, including the Company, failed to properly file rate information at the FERC in connection with sales to California from 2000 to the present under market-based rates. The complaint requests the FERC to require the wholesale sellers to refund any rates that are “found to exceed just and reasonable levels.” This complaint was dismissed by the FERC and the State of California appealed the matter to the Ninth Circuit Court of Appeals. In an order issued September 9, 2004, the Ninth Circuit upheld the FERC’s authority to permit market-based rates, but rejected the FERC’s claim that it was without authority to consider retroactive refunds when a utility has not strictly adhered to the quarterly reporting requirements of the market-based rate system. On September 9, 2004, the Ninth Circuit remanded the case to the FERC for further proceedings. Several of the intervenors in this appeal filed a petition for rehearing of this decision on October 25, 2004. The petition for rehearing was denied on July 31, 2006. On December 28, 2006, certain parties petitioned the Supreme Court for a writ of certiorari. This petition was denied on June 18, 2007. On October 10, 2006, the State of California filed a motion to stay the issuance of the mandate (scheduled to be issued on November 2, 2006) until June 13, 2007.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On June 12, 2007, the Ninth Circuit extended the stay until August 13, 2007. The outcome of the further proceedings cannot be predicted at this time.
     On July 25, 2001, the FERC also ordered an evidentiary proceeding to discuss and evaluate possible refunds for wholesale sales in the Pacific Northwest. The FERC affirmed the ALJ’s conclusion that the prices in the Pacific Northwest were not unreasonable or unjust and refunds should not be ordered in this proceeding. This decision has now been appealed to the Ninth Circuit Court of Appeals and oral argument was held on January 8, 2007. Although the FERC ruling in this matter is being appealed and the FERC has not yet calculated the specific refund amounts due in California, we do not expect that the resolution of these issues, as to the amounts alleged in the proceedings, will have a material adverse impact on our financial position, results of operations or cash flows.
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
     On July 9, 2003, the FERC issued an order that altered the capacity rights of parties to the 1996 settlement but maintained the cost responsibility provisions agreed to by parties to that settlement. On December 28, 2004, the D.C. Court of Appeals upheld the FERC’s authority to alter the capacity rights of parties to the settlement. With respect to the FERC’s authority to maintain the cost responsibility provisions of the settlement, a party has sought appellate review and is seeking to reallocate the cost responsibility associated with the changed contractual obligations in a way that would be less favorable to APS than under the FERC’s July 9, 2003 order. Should this party prevail on this point, APS’ annual capacity cost could be increased by approximately $3 million per year after income taxes for the period September 2003 through December 2005. This appeal had been stayed pending further consideration by the FERC. On May 26, 2006, the FERC issued an Order on Remand affirming its earlier decision that there is no basis for modifying the settlement rates during the remaining term of the settlement. The party seeking appellate review is continuing to pursue an appeal of this issue and has therefore sought rehearing of the May 26, 2006 order. A final FERC order is pending.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Superfund
     Superfund establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air. Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are PRPs. PRPs may be strictly, and often jointly and severally, liable for clean-up. On September 3, 2003, the EPA advised APS that the EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (OU3) in Phoenix, Arizona. APS has facilities that are within this Superfund site. APS and Pinnacle West have agreed with the EPA to perform certain investigative activities of the APS facilities within OU3. Because the investigation has not yet been completed and ultimate remediation requirements are not yet finalized, neither APS nor Pinnacle West can currently estimate the expenditures that may be required.
Salt River Project
     Salt River Project has notified APS that Salt River Project allegedly failed to bill APS for (a) energy losses under certain service schedules of a power contract between the parties, and (b) certain other charges under the contract. Salt River Project asserts that certain of these failures to bill APS for such losses and charges may extend back to 1996 and, as a result, claims that APS owes it approximately $29 million. APS disputes that it is required to pay these amounts. No lawsuit or litigation has been initiated in the matter at this time. We do not expect that resolution of this matter will have a material adverse impact on our financial position, results of operations, or cash flows.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Litigation
     We are party to various other claims, legal actions and complaints arising in the ordinary course of business, including but not limited to environmental matters related to the Clean Air Act, Navajo Nation issues and EPA and ADEQ issues. In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or liquidity.
13. Nuclear Insurance
     The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $101 million, subject to an annual limit of $15 million per incident, to be periodically adjusted for inflation. Based on APS’ interest in the three Palo Verde units, APS’ maximum potential assessment per incident for all three units is approximately $88 million, with an annual payment limitation of approximately $13 million.
     The Palo Verde participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. APS has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units. The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (NEIL). APS is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount of retrospective assessments APS could incur under the current NEIL policies totals $18.1 million. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. Other Income and Other Expense
     The following table provides detail of other income and other expense for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Other income:
SO2 emission allowance sales and other (a)	$—	$8,810	$—	$9,171
Interest income	1,950	2,285	5,362	7,190
Investment gains — net	2,681	—	942	—
SunCor other income (b)	778	717	1,358	883
Miscellaneous	460	210	980	245

Total other income	$5,869	$12,022	$8,642	$17,489

Other expense:
Non-operating costs (a)	$(2,344)	$(3,828)	$(5,655)	$(7,547)
Investment losses — net	—	(1,066)	—	(1,097)
Miscellaneous	(925)	(921)	(2,228)	(1,712)

Total other expense	$(3,269)	$(5,815)	$(7,883)	$(10,356)

(a)	As defined by the FERC, includes below-the-line non-operating utility income and expense (items excluded from utility rate recovery).

(b)	Includes equity earnings from a real estate joint venture that is a pass-through entity for tax purposes.
15. Guarantees
     We have issued parental guarantees and letters of credit and obtained surety bonds on behalf of our subsidiaries. Our parental guarantees for Pinnacle West Marketing & Trading relate to commodity energy products. Our credit support instruments enable APS Energy Services to offer commodity energy and energy-related products. Non-performance or non-payment under the original contract by our subsidiaries would require us to perform under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s current outstanding guarantees on behalf of our subsidiaries. Our guarantees have no recourse or collateral provisions to allow us to recover amounts paid under the guarantees. The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at June 30, 2007 are as follows (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Guarantees		Surety Bonds
		Term		Term
	Amount	(in years)	Amount	(in years)
Parental:
Pinnacle West Marketing & Trading	$51	1	$—	—
APS Energy Services	18	1	24	1

Total	$69		$24

     At June 30, 2007, Pinnacle West had approximately $5 million of letters of credit related to workers’ compensation expiring in late 2007. We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.
     APS has entered into various agreements that require letters of credit for financial assurance purposes. At June 30, 2007, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million. The letters of credit are available to fund the payment of principal and interest of such debt obligations and expire in 2010. APS has also entered into approximately $86 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 9 for further details on the Palo Verde sale leaseback transactions). These letters of credit expire in 2010. Additionally, at June 30, 2007, APS had approximately $4 million of letters of credit related to counterparty collateral requirements expiring in 2007. APS intends to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.
     We enter into agreements that include indemnification provisions relating to liabilities arising from or related to certain of our agreements; most significantly, APS has agreed to indemnify the equity participants and other parties in the Palo Verde sale leaseback transactions with respect to certain tax matters. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. Based on historical experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnification provisions is likely.
16. Earnings Per Share
     The following table presents earnings per weighted average common share outstanding for the three and six months ended June 30, 2007 and 2006:

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic earnings per share:
Income from continuing operations	$0.78	$1.12	$0.94	$1.23
Income from discontinued operations	0.01	0.01	0.01	0.03

Earnings per share — basic	$0.79	$1.13	$0.95	$1.26

Diluted earnings per share:
Income from continuing operations	$0.78	$1.11	$0.94	$1.23
Income from discontinued operations	—	0.02	0.01	0.02

Earnings per share — diluted	$0.78	$1.13	$0.95	$1.25

     Dilutive stock options and performance shares increased average common shares outstanding by approximately 550,000 shares and 419,000 shares for the three months ended June 30, 2007 and June 30, 2006, respectively, and by approximately 580,000 shares and 394,000 shares for the six months ended June 30, 2007 and 2006, respectively.
     Options to purchase 113,250 shares of common stock for the three-month period ended June 30, 2007 were outstanding but were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. There were no such options outstanding for the six-month period ended June 30, 2007. Options to purchase shares of common stock that were excluded from the computation of diluted earnings per share for that same reason were 881,628 shares for the three-month period ended June 30, 2006 and 808,876 shares for the six-month period ended June 30, 2006.
17. Discontinued Operations
     SunCor (real estate segment) – In 2006 and 2007, SunCor sold commercial properties that were required to be reported as discontinued operations on Pinnacle West’s Condensed Consolidated Statements of Income in accordance with SFAS No. 144. As a result of those sales, we recorded in 2007 a gain from discontinued operations of approximately $1 million ($1 million pretax). The assets held for sale at June 30, 2007 relate to property in the amount of $21 million. The following table contains SunCor’s revenue, income before income taxes and income after income taxes classified as discontinued operations on Pinnacle West’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$1	$2	$3	$3
Income before income taxes	1	2	2	3
Income after income taxes	—	1	2	2

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
18. Nuclear Decommissioning Trust
     To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations. APS invests the trust funds in fixed income and equity securities. APS applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” in accounting for investments in decommissioning trust funds, and classifies these investments as available for sale. As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets. Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, APS has recorded the offsetting amount of unrealized gains (losses) on investment securities in other regulatory liabilities/assets. The following table summarizes the fair value of APS’ nuclear decommissioning trust fund assets at June 30, 2007 and December 31, 2006 (dollars in millions):

		Total Unrealized
	Fair Value	Gains
June 30, 2007
Equity securities	$178	$72
Fixed income securities	184	1

Total	$362	$73

December 31, 2006
Equity securities	$164	$63
Fixed income securities	180	3

Total	$344	$66

     The costs of securities sold are determined on the basis of specific identification. The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Realized gains	$1	$1	$2	$1
Realized losses	(1)	(1)	(3)	(2)
Proceeds from the sale of securities	70	49	133	115

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The fair value of fixed income securities, summarized by contractual maturities, at June 30, 2007 is as follows (dollars in millions):

Fair Value	June 30, 2007
Less than one year	$17
1 year — 5 years	37
5 years — 10 years	38
Greater than 10 years	92

Total	$184

19. New Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective for us on January 1, 2008. We are currently evaluating this new guidance.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective for us on January 1, 2008. We are currently evaluating this new guidance.
     See Note 8 for a discussion of FIN 48 on accounting for uncertainty in income taxes, which we adopted January 1, 2007. The effect of applying the new guidance was not significantly different in terms of tax impacts from the application of our previous policy. Accordingly, the impact to retained earnings upon adoption was immaterial.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended
	June 30,
	2007	2006
ELECTRIC OPERATING REVENUES
Regulated electricity	$712,443	$714,727
Marketing and trading	9,316	4,123

Total	721,759	718,850

OPERATING EXPENSES
Regulated electricity fuel and purchased power	271,301	265,735
Marketing and trading fuel and purchased power	2,105	1,490
Operations and maintenance	170,631	164,373
Depreciation and amortization	90,809	87,969
Income taxes	42,682	46,650
Other taxes	34,588	32,666

Total	612,116	598,883

OPERATING INCOME	109,643	119,967

OTHER INCOME (DEDUCTIONS)
Income taxes	(399)	953
Allowance for equity funds used during construction	5,195	3,633
Other income (Note S-3)	4,356	10,989
Other expense (Note S-3)	(2,769)	(4,558)

Total	6,383	11,017

INTEREST DEDUCTIONS
Interest on long-term debt	40,400	34,890
Interest on short-term borrowings	2,052	2,985
Debt discount, premium and expense	1,159	1,025
Allowance for borrowed funds used during construction	(2,675)	(1,673)

Total	40,936	37,227

NET INCOME	$75,090	$93,757

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006
ELECTRIC OPERATING REVENUES
Regulated electricity	$1,249,819	$1,181,949
Marketing and trading	10,200	13,770

Total	1,260,019	1,195,719

OPERATING EXPENSES
Regulated electricity fuel and purchased power	475,795	424,009
Marketing and trading fuel and purchased power	3,807	2,858
Operations and maintenance	336,565	337,726
Depreciation and amortization	178,685	174,280
Income taxes	45,825	43,621
Other taxes	69,110	68,214

Total	1,109,787	1,050,708

OPERATING INCOME	150,232	145,011

OTHER INCOME (DEDUCTIONS)
Income taxes	355	1,189
Allowance for equity funds used during construction	9,639	7,434
Other income (Note S-3)	8,789	15,085
Other expense (Note S-3)	(7,673)	(7,528)

Total	11,110	16,180

INTEREST DEDUCTIONS
Interest on long-term debt	80,475	69,140
Interest on short-term borrowings	4,033	5,011
Debt discount, premium and expense	2,315	2,198
Allowance for borrowed funds used during construction	(4,888)	(3,394)

Total	81,935	72,955

NET INCOME	$79,407	$88,236

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2007	2006
ASSETS

UTILITY PLANT
Electric plant in service and held for future use	$11,329,496	$11,094,868
Less accumulated depreciation and amortization	3,873,132	3,789,534

Net	7,456,364	7,305,334

Construction work in progress	445,780	365,704
Intangible assets, net of accumulated amortization	88,488	95,601
Nuclear fuel, net of accumulated amortization	71,420	60,100

Total utility plant	8,062,052	7,826,739

INVESTMENTS AND OTHER ASSETS
Decommissioning trust accounts (Note 18)	362,484	343,771
Assets from long-term risk management and trading activities (Note S-1)	61,239	96,892
Other assets	70,744	67,763

Total investments and other assets	494,467	508,426

CURRENT ASSETS
Cash and cash equivalents	1,799	81,870
Investment in debt securities	—	32,700
Customer and other receivables	430,672	410,436
Allowance for doubtful accounts	(3,989)	(4,223)
Materials and supplies (at average cost)	139,743	125,802
Fossil fuel (at average cost)	31,527	21,973
Assets from risk management and trading activities (Note S-1)	105,258	539,308
Deferred income taxes	37,764	19,220
Other current assets	16,908	13,367

Total current assets	759,682	1,240,453

DEFERRED DEBITS
Deferred fuel and purchased power regulatory asset (Note 5)	136,989	160,268
Other regulatory assets	592,564	686,016
Unamortized debt issue costs	25,352	26,393
Other (Note 8)	133,121	65,397

Total deferred debits	888,026	938,074

TOTAL ASSETS	$10,204,227	$10,513,692

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2007	2006
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,105,466	2,065,918
Retained earnings	957,025	960,405
Accumulated other comprehensive income (loss) (Note S-2):
Pension benefits	(27,107)	—
Derivative instruments	14,675	2,988

Common stock equity	3,228,221	3,207,473
Long-term debt less current maturities (Note 4)	2,877,346	2,877,502

Total capitalization	6,105,567	6,084,975

CURRENT LIABILITIES
Commercial paper	28,000	—
Current maturities of long-term debt (Note 4)	1,045	968
Accounts payable	240,231	223,417
Accrued taxes (Note 8)	434,205	381,444
Accrued interest	46,455	45,254
Customer deposits	66,644	61,900
Liabilities from risk management and trading activities (Note S-1)	75,493	490,855
Other current liabilities	92,466	74,728

Total current liabilities	984,539	1,278,566

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,232,781	1,215,862
Regulatory liabilities	658,102	635,431
Liability for asset retirements	272,977	268,389
Pension and other postretirement liabilities (Note 6)	567,208	551,531
Customer advances for construction	77,861	71,211
Unamortized gain — sale of utility plant	38,894	41,182
Liabilities from long-term risk management and trading activities (Note S-1)	44,571	135,056
Other	221,727	231,489

Total deferred credits and other	3,114,121	3,150,151

COMMITMENTS AND CONTINGENCIES ( NOTES 5, 8, 12, 13 and 15)

TOTAL LIABILITIES AND EQUITY	$10,204,227	$10,513,692

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$79,407	$88,236
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	195,122	186,225
Deferred fuel and purchased power	(132,016)	(94,565)
Deferred fuel and purchased power amortization	140,925	92,655
Deferred fuel and purchased power regulatory disallowance	14,370	—
Allowance for equity funds used during construction	(9,639)	(7,434)
Deferred income taxes	(2,862)	16,481
Changes in mark-to-market valuations	(3,000)	2,464
Changes in current assets and liabilities:
Customer and other receivables	5,583	(13,257)
Materials, supplies and fossil fuel	(23,495)	(4,707)
Other current assets	(5,060)	1,677
Accounts payable	10,492	(26,765)
Collateral	1,259	(162,310)
Other current liabilities	40,944	63,366
Change in risk management and trading – liabilities	(2,306)	(120,505)
Change in other long-term assets	(1,750)	(5,045)
Change in other long-term liabilities	26,316	21,553

Net cash flow provided by operating activities	334,290	38,069

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(410,463)	(313,479)
Allowance for borrowed funds used during construction	(4,888)	(3,394)
Purchases of investment securities	(36,525)	(133,026)
Proceeds from sale of investment securities	69,225	133,026
Proceeds from nuclear decommissioning trust sales	133,463	114,875
Investment in nuclear decommissioning trust	(143,834)	(125,246)
Other	(3,321)	(1,626)

Net cash flow used for investing activities	(396,343)	(328,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Equity infusion	39,548	210,000
Short-term borrowings, net	28,000	117,558
Dividends paid on common stock	(85,000)	(85,000)
Repayment and reacquisition of long-term debt	(566)	(1,690)

Net cash flow provided by (used for) financing activities	(18,018)	240,868

NET DECREASE IN CASH AND CASH EQUIVALENTS	(80,071)	(49,933)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,870	49,933

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,799	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes, net of refunds	$44,424	$—
Interest, net of amounts capitalized	$78,418	$70,103
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

	Condensed	APS’
	Consolidated	Supplemental
	Footnote	Footnote
	Reference	Reference
Consolidation and Nature of Operations	Note 1	—
Condensed Consolidated Financial Statements	Note 2	—
Quarterly Fluctuations	Note 3	—
Changes in Liquidity	Note 4	—
Regulatory Matters	Note 5	—
Retirement Plans and Other Benefits	Note 6	—
Business Segments	Note 7	—
Income Taxes	Note 8	—
Variable-Interest Entities	Note 9	—
Derivative and Energy Trading Accounting	Note 10	Note S-1
Comprehensive Income (Loss)	Note 11	Note S-2
Commitments and Contingencies	Note 12	—
Nuclear Insurance	Note 13	—
Other Income and Other Expense	Note 14	Note S-3
Guarantees	Note 15	—
Earnings Per Share	Note 16	—
Discontinued Operations	Note 17	—
Nuclear Decommissioning Trust	Note 18	—
New Accounting Standards	Note 19	—

S-1. Derivative and Energy Trading Accounting
     APS is exposed to the impact of market fluctuations in the commodity price of electricity, natural gas and emissions allowances. As part of its overall risk management program, APS uses various commodity instruments that qualify as derivatives to hedge purchases and sales of electricity, fuels, and emission allowances and credits. As of June 30, 2007, APS hedged exposures to these risks for a maximum of 3.25 years.
Cash Flow Hedges
     The changes in the fair value of APS’ hedged positions included in the APS Condensed Statements of Income, after consideration of amounts deferred under the PSA, for the three and six months ended June 30, 2007 and 2006 were comprised of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gains (losses) on the ineffective portion of derivatives qualifying for hedge accounting	$422	$(2,824)	$1,333	$(3,260)
Gains (losses) from the change in options’ time value excluded from measurement of effectiveness	—	3	—	(14)
Gains from the discontinuance of cash flow hedges	—	—	150	159
     During the next twelve months ending June 30, 2008, APS estimates that a net gain of $8 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect of market price changes for the related hedged transactions. To the extent the amounts are eligible for inclusion in the PSA, the amounts will be recorded as either a regulatory asset or liability and have no effect on earnings (see Note 5).
     APS’ assets and liabilities from risk management and trading activities are presented in two categories.
     The following tables summarize APS’ assets and liabilities from risk management and trading activities at June 30, 2007 and December 31, 2006 (dollars in thousands):

		Investments		Deferred
	Current	and Other	Current	Credits and	Net Asset
June 30, 2007	Assets	Assets	Liabilities	Other	(Liability)
Regulated Electricity:
Mark-to-market	$47,698	$61,239	$(70,823)	$(44,571)	$(6,457)
Margin account and options	52,453	—	—	—	52,453
Marketing and Trading:
Mark-to-market	2,712	—	(4,436)	—	(1,724)
Options and other contracts — at cost	2,395	—	(234)	—	2,161

Total	$105,258	$61,239	$(75,493)	$(44,571)	$46,433

		Investments		Deferred
	Current	and Other	Current	Credits and	Net Asset
December 31, 2006	Assets	Assets	Liabilities	Other	(Liability)
Regulated Electricity:
Mark-to-market	$458,034	$96,892	$(481,661)	$(135,056)	$(61,791)
Margin account and options	77,705	—	(2,228)	—	75,477
Marketing and Trading:
Mark-to-market	3,569	—	(6,654)	—	(3,085)
Options at cost	—	—	(312)	—	(312)

Total	$539,308	$96,892	$(490,855)	$(135,056)	$10,289

     During the first quarter of 2007, we changed the presentation of mark-to-market positions related to natural gas basis swaps in the regulated electricity segment. We historically presented the buy side and the sell side of such swaps at fair value gross on our consolidated balance sheets, which resulted in mark-to-market assets and separate mark-to-market liabilities. We now offset these matching assets and liabilities, thus presenting the net mark-to-market position by contract, which correctly reflects the true nature of these contracts. The net asset/liability position as historically disclosed in the table above is unchanged. Further, this change has no impact on income, common stock equity or cash flows. Had we previously presented such amounts net, the effect on the December 31, 2006 balance sheet would have been to decrease Current Assets and Current Liabilities by $376 million and decrease Investments and Other Assets and Deferred Credits and Other by $59 million. We believe that the effect of presenting these contracts gross in prior periods is immaterial to previously issued financial statements.
     We maintain a margin account with a broker to support our risk management and trading activities. The margin account was an asset of $52 million at June 30, 2007 and $73 million at December 31, 2006 and is included in the margin account in the table above. Cash is deposited with the broker in this account at the time futures or options contracts are initiated. The change in market value of these contracts (reflected in mark-to-market) requires adjustment of the margin account balance.
     Cash or other assets may be required to serve as collateral against APS’ open positions on certain energy-related contracts. No collateral was provided to counterparties at June 30, 2007 and $2 million was provided at December 31, 2006 and is included in other current assets on the Condensed Balance Sheets. No collateral was provided to us by counterparties at June 30, 2007 and

$1 million was provided to us at December 31, 2006, and is included in other current liabilities on the Condensed Balance Sheets.
S-2. Comprehensive Income (Loss)
     Components of APS’ comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$75,090	$93,757	$79,407	$88,236

Other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments (a)	(25,781)	(62,304)	24,764	(225,196)
Net reclassification of realized losses (gains) to income (b)	(6,270)	2,958	(5,529)	(7,157)
Net unrealized losses related to pension benefits (c)	(44,613)	—	(44,613)	—
Net income tax benefit related to items of other comprehensive income	30,082	23,175	9,958	90,735

Total other comprehensive loss	(46,582)	(36,171)	(15,420)	(141,618)

Comprehensive income (loss)	$28,508	$57,586	$63,987	$(53,382)

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized gains and losses for contracted commodities delivered during the period.

(c)	In accordance with the ACC’s June 28, 2007 order in APS’ general rate case, these amounts include costs that were previously recorded as a regulatory asset and have now been charged to other comprehensive income.
S-3. Other Income and Other Expense
     The following table provides detail of APS’ other income and other expense for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Other income:
SO2 emission allowance sales and other (a)	$245	$8,810	$434	$9,171
Interest income	1,512	1,970	4,859	5,504
Investment gains — net	2,141	—	2,518	165
Miscellaneous	458	209	978	245

Total other income	$4,356	$10,989	$8,789	$15,085

Other expense:
Non-operating costs (a)	$(2001)	$(3,311)	$(5,234)	$(6,527)
Miscellaneous	(768)	(1,247)	(2,439)	(1,001)

Total other expense	$(2,769)	$(4,558)	$(7,673)	$(7,528)

(a)	As defined by the FERC, includes below-the-line non-operating utility income and expense (items excluded from utility rate recovery).

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
     The ACC regulates APS’ retail electric rates. Our profitability is affected by the rates APS may charge and the timely recovery of costs through those rates. APS’ capital expenditure requirements, which are discussed below under “Liquidity and Capital Resources,” are substantial because of the significant customer growth in APS’ service territory, highlighting APS’ need for the timely recovery of these and other expenditures through rates. As discussed in greater detail in Note 5, on June 28, 2007, the ACC issued an order in a general rate case that APS filed in late 2005. Additionally, the ACC has directed the ACC staff to conduct a “prudence audit” of 2006 Palo Verde outage costs. This prudence audit has not yet been completed. APS believes these costs were prudently incurred and that the 2006 Deferrals, totaling approximately $79 million, are, therefore, recoverable.
     SunCor, our real estate development subsidiary, has been and is expected to continue to be an important source of earnings. See discussion below in “Pinnacle West Consolidated – Factors Affecting our Financial Outlook – Subsidiaries.” Our subsidiary, APS Energy Services, provides competitive commodity-related energy services and energy-related products and services to commercial and industrial retail customers in the western United States. El Dorado, our investment subsidiary, owns minority interests in several energy-related investments and Arizona community-based ventures. Pinnacle West Marketing & Trading is the Company’s newly-formed marketing and trading subsidiary. Activity in this subsidiary began in February 2007. See Note 4.
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
     Pinnacle West’s two principal business segments are:
•	our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to Native Load customers) and related activities and includes electricity generation, transmission and distribution; and

•	our real estate segment, which consists of SunCor’s real estate development and investment activities.
     The following table summarizes income from continuing operations by segment for the three months and six months ended June 30, 2007 and 2006 and reconciles net income in total (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Regulated electricity	$71	$95	$74	$82
Real estate	—	8	8	30
Other (a)	8	8	12	10

Income from continuing operations	79	111	94	122
Discontinued operations – net of tax (b)	—	1	2	3

Net income	$79	$112	$96	$125

(a)	Primarily marketing and trading activity.

(b)	Primarily relates to sales of commercial properties.
PINNACLE WEST CONSOLIDATED – RESULTS OF OPERATIONS
General
     Throughout the following explanations of our results of operations, we refer to “gross margin.” With respect to our regulated electricity segment, gross margin refers to operating revenues less fuel and purchased power costs. “Gross margin” is a “non-GAAP financial measure,” as defined in accordance with SEC rules. Exhibit 99.1 reconciles this non-GAAP financial measure to operating income, which is the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (GAAP). We view gross margin as an important performance measure of the core profitability of our operations. This measure is a key component of our internal financial reporting and is used by our management in analyzing our business. We believe that investors benefit from having access to the same financial measures that our management uses.

Deferred Fuel and Purchased Power Costs
     Our subsidiary, APS, settled its 2003 general retail rate case effective April 1, 2005. As part of the settlement, the ACC approved the PSA, which permits APS to defer for recovery or refund fluctuations in retail fuel and purchased power costs, subject to specified parameters. In its June 28, 2007 general rate case order, the ACC modified the PSA in various respects, effective July 1, 2007. In accordance with the modified PSA, APS continues to defer for future rate recovery 90% of the difference between actual retail fuel and purchased power costs and the amount of such costs currently included in base rates, excluding certain costs. APS recovers PSA deferrals from its customers through the PSA, which is adjusted annually. See “PSA Modifications” in Note 5. The recovery of PSA deferrals recorded as revenue is offset dollar-for-dollar by the amortization of those deferred expenses recorded as fuel and purchased power.
     The balance of APS’ PSA accumulated unrecovered deferrals at June 30, 2007 was approximately $137 million. APS expects to recover these deferrals through a combination of the PSA adjustor that took effect on February 1, 2007 and the temporary PSA surcharge relating to the 2005 Deferrals. See “PSA Modifications” in Note 5. Although the prudence audit of 2006 Palo Verde outage costs has not yet been completed, APS believes these costs were prudently incurred and that the 2006 Deferrals (totaling approximately $79 million) are therefore recoverable.
Operating Results – Three-month period ended June 30, 2007 compared with three-month period ended June 30, 2006
     Our consolidated net income for the three months ended June 30, 2007 was $79 million compared with $112 million for the comparable prior-year period. Net income decreased $33 million in the period-to-period comparison, reflecting the following changes in earnings by segment:
•	Regulated Electricity Segment – Net income decreased approximately $24 million primarily due to income tax credits related to prior years resolved in 2006; a regulatory disallowance (see “Deferred Fuel and Purchased Power Costs” above); higher operations and maintenance expense related to fossil generation costs; the effects of weather on retail sales; and higher interest expense, net of capitalized financing costs, due to higher debt balances and rates. These negative factors were partially offset by higher retail sales primarily due to customer growth. In addition, higher fuel and purchased power costs were partially offset by the deferral of such costs in accordance with the PSA. See “Deferred Fuel and Purchased Power Costs” above.

•	Real Estate Segment – Net income decreased approximately $9 million primarily due to lower sales of residential property due to a slowdown in the western United States residential real estate markets.

Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Higher fuel and purchased power costs due to increased prices	$(27)	$(16)
Increased deferred fuel and purchased power costs	26	16
Regulatory disallowance (see “Deferred Fuel and Purchased Power Costs” above)	(14)	(8)
Effects of weather on retail sales	(7)	(4)
Higher retail sales primarily due to customer growth and usage patterns, excluding weather effects	10	6
Miscellaneous items, net	4	1

Net decrease in regulated electricity segment gross margin	(8)	(5)
Lower real estate segment contribution primarily due to decreased sales of residential property	(15)	(9)
Operations and maintenance increases primarily due to:
Generation costs, including greater fossil power plant maintenance outages	(8)	(5)
Miscellaneous items, net	(1)	(1)
Higher depreciation and amortization primarily due to increased plant balances	(4)	(2)
Lower other income, net of expense, primarily due to miscellaneous asset sales in the prior-year period	(4)	(2)
Higher interest expense, net of capitalized financing costs, primarily due to higher debt balances and rates	(5)	(3)
Income tax credits related to prior years resolved in 2006	—	(10)
Other miscellaneous items, net	2	4

Net decrease in net income	$(43)	$(33)

Regulated Electricity Segment Revenues
     Regulated electricity segment revenues were $1 million lower for the three months ended June 30, 2007 compared with the prior-year period primarily as a result of:
•	a $12 million decrease in Off-System Sales due to lower prices;

•	a $9 million decrease in retail revenues due to weather;

•	a $13 million increase in retail revenues primarily related to customer growth and usage patterns, excluding weather effects; and

•	a $7 million increase due to miscellaneous factors.
Real Estate Segment Revenues
     Real estate segment revenues were $64 million lower for the three months ended June 30, 2007 compared with the prior-year period primarily as a result of:

•	a $56 million decrease in residential property sales due to a slowdown in the western United States residential real estate markets;

•	a $4 million decrease in revenue primarily due to the timing of land parcel sales; and

•	a $4 million decrease due to miscellaneous factors.
Operating Results – Six-month period ended June 30, 2007 compared with six-month period ended June 30, 2006
     Our consolidated net income for the six months ended June 30, 2007 was $96 million compared with $125 million for the comparable prior-year period. Net income decreased $29 million in the period-to-period comparison, primarily reflecting the following changes in earnings by segment:
•	Regulated Electricity Segment – Net income decreased approximately $8 million primarily due to income tax credits related to prior years resolved in 2006; a regulatory disallowance (see “Deferred Fuel and Purchased Power Costs” above); higher interest expense, net of capitalized financing costs, due to higher debt balances; lower other income, net of expense, primarily due to miscellaneous asset sales in the prior-year period and decreased interest income; and higher depreciation and amortization expense primarily due to increased plant asset balances. The negative factors were partially offset by higher retail sales primarily due to customer growth and the effects of weather on retail sales. In addition, higher fuel and purchased power costs were partially offset by the deferral of such costs in accordance with the PSA. See “Deferred Fuel and Purchased Power Costs” above.

•	Real Estate Segment – Net income decreased approximately $22 million primarily due to lower sales of residential property due to a slowdown in the western United States residential real estate markets and the timing of land parcel sales.

Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Higher fuel and purchased power costs due to increased prices	$(42)	$(26)
Increased deferred fuel and purchased power costs	38	23
Regulatory disallowance (see “Deferred Fuel and Purchased Power Costs” above)	(14)	(8)
Effects of weather on retail sales	6	4
Higher retail sales primarily due to customer growth and usage patterns, excluding weather effects	20	12
Miscellaneous items, net	8	5

Net increase in regulated electricity segment gross margin	16	10
Lower real estate segment contribution primarily due to decreased sales of residential property and land parcels	(36)	(22)
Higher depreciation and amortization primarily due to increased plant asset balances	(6)	(4)
Lower other income, net of expense, primarily due to miscellaneous asset sales in the prior-year period and decreased interest income	(6)	(4)
Higher interest expense, net of capitalized financing costs, primarily due to higher debt balances and rates	(7)	(4)
Income tax credits related to prior years resolved in 2006	—	(10)
Other miscellaneous items, net	2	5

Net decrease in net income	$(37)	$(29)

Regulated Electricity Segment Revenues
     Regulated electricity segment revenues were $68 million higher for the six months ended June 30, 2007 compared with the prior-year period primarily as a result of:
•	a $48 million increase in retail revenues related to recovery of PSA deferrals, which had no earnings effect because of amortization of the same amount recorded as fuel and purchased power expense (see “Deferred Fuel and Purchased Power Costs” above);

•	a $26 million increase in retail revenues primarily related to customer growth and usage patterns, excluding weather effects;

•	a $9 million increase in retail revenues due to weather;

•	a $17 million decrease in Off-System Sales due to lower prices; and

•	a $2 million increase due to miscellaneous factors.

Real Estate Segment Revenues
     Real estate segment revenues were $95 million lower for the six months ended June 30, 2007 compared with the prior-year period primarily as a result of:
•	a $76 million decrease in residential property sales due to a slowdown in the western United States residential real estate markets; and

•	a $19 million decrease in revenue primarily due to the timing of land parcel sales.
Other Revenues
     Marketing and trading revenues were $10 million lower for the six months ended June 30, 2007 compared with the prior-year period primarily as a result of:
•	a $12 million decrease from lower competitive retail sales volumes in California; and

•	a $2 million increase due to miscellaneous factors.
LIQUIDITY AND CAPITAL RESOURCES
Capital Needs and Resources – Pinnacle West Consolidated
     Capital Expenditure Requirements
     The following table summarizes the actual capital expenditures for the six months ended June 30, 2007 and estimated capital expenditures for the next three years (dollars in millions):
CAPITAL EXPENDITURES

	Six Months Ended		Estimated for the Year Ended
	June 30,		December 31,
	2007	2007	2008	2009
APS
Distribution	$198	$362	$411	$459
Transmission	85	173	200	288
Generation	120	388	298	335
Other (a)	6	26	39	40

Subtotal	409	949	948	1,122
SunCor (b)	99	131	101	100
Other	1	13	19	10

Total	$509	$1,093	$1,068	$1,232

(a)	Primarily information systems and facilities projects.

(b)	Consists primarily of capital expenditures for residential land development and retail and office building construction reflected in “Real estate investments” on the Condensed Consolidated Statements of Cash Flows.
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
     Generation capital expenditures are comprised of various improvements to APS’ existing fossil and nuclear plants and the replacement of Palo Verde steam generators (see below). Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment. Environmental expenditures are estimated at approximately $80 million to $100 million per year for 2007, 2008 and 2009. Generation also includes nuclear fuel expenditures of approximately $110 million for 2007, $40 million for 2008 and $100 million for 2009.
     The Palo Verde owners have approved the manufacture of one additional replacement set of steam generators. These generators will be installed in Unit 3 and are scheduled for completion in the Fall of 2007 at an approximate cost of $70 million (APS’ share). Approximately $35 million of the Unit 3 steam generator costs have been incurred through June 30, 2007, with the remaining $35 million included in the capital expenditures table above. Capital expenditures will be funded with internally generated cash and/or external financings.
Contractual Obligations
     Our future contractual obligations have not changed materially from the amounts disclosed in Part II, Item 7 of the 2006 Form 10-K, with the exception of our aggregate fuel and purchased power commitments, which increased from approximately $2.6 billion at December 31, 2006 to $2.9 billion at June 30, 2007 as follows (dollars in billions):

2007	2008-2009	2010-2011	Thereafter	Total
$0.6	$0.6	$0.4	$1.3	$2.9
     See Note 4 for a list of payments due on total long-term debt and capitalized lease requirements.
     Upon adoption of FIN 48, we are now required to include uncertain tax positions in our contractual obligation disclosure. We have uncertain tax positions of approximately $192 million and we expect to settle substantially all of these in 2007. See Note 8 for additional information.
     Off-Balance Sheet Arrangements
     In 1986, APS entered into agreements with three separate VIE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. We are not the primary beneficiary of the Palo Verde VIEs and, accordingly, do not consolidate them.

     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of June 30, 2007, APS would have been required to assume approximately $208 million of debt and pay the equity participants approximately $174 million.
     Guarantees and Letters of Credit
     We have issued parental guarantees and letters of credit and obtained surety bonds on behalf of our subsidiaries. Our parental guarantees for Pinnacle West Marketing & Trading relate to commodity energy products. Our credit support instruments enable APS Energy Services to offer commodity energy and energy-related products. Non-performance or non-payment under the original contract by our subsidiaries would require us to perform under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s current outstanding guarantees on behalf of our subsidiaries. Our guarantees have no recourse or collateral provisions to allow us to recover amounts paid under the guarantees. We generally agree to indemnification provisions related to liabilities arising from or related to certain of our agreements, with limited exceptions depending on the particular agreement. See Note 15 for additional information regarding guarantees and letters of credit.
     Credit Ratings
     The ratings of securities of Pinnacle West and APS as of August 6, 2007 are shown below. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’ securities and serve to increase the cost of and access to capital. It may also require additional collateral related to certain derivative instruments (see Note 10).

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Senior unsecured (a)	Baa3 (P)	BB+ (prelim)	N/A
Commercial paper	P-3	A-3	F-3
Outlook	Negative	Stable	Stable

APS
Senior unsecured	Baa2	BBB-	BBB
Secured lease obligation bonds	Baa2	BBB-	BBB-
Commercial paper	P-2	A-3	F-2
Outlook	Negative	Stable	Stable

(a)	Pinnacle West has a shelf registration under SEC Rule 415. Pinnacle West currently has no outstanding, rated senior unsecured securities. However, Moody’s assigns a provisional (P) rating and Standard & Poor’s assigns a preliminary (prelim) rating to the senior unsecured securities that can be issued under such shelf registrations.
     Debt Provisions
     Pinnacle West’s and APS’ debt covenants related to their respective bank financing arrangements include debt to capitalization ratios. Certain of APS’ bank financing arrangements also include an interest coverage test. Pinnacle West and APS comply with these covenants and each anticipates it will continue to meet these and other significant covenant requirements. For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%. At June 30, 2007, the ratio was approximately 50% for Pinnacle West and 46% for APS. The provisions regarding interest coverage require a minimum cash coverage of two times the interest requirements for APS. The interest coverage was approximately 4.5 times under APS’ bank financing agreements as of June 30, 2007. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt. See further discussion of “cross-default” provisions below.
     Neither Pinnacle West’s nor APS’ financing agreements contain “rating triggers” that would result in an acceleration of the required interest and principal payments in the event of a rating downgrade. However, in the event of a rating downgrade, Pinnacle West and/or APS may be subject to increased interest costs under certain financing agreements.
     All of Pinnacle West’s loan agreements contain “cross-default” provisions that would result in defaults and the potential acceleration of payment under these loan agreements if Pinnacle West or APS were to default under certain other material agreements. All of APS’ bank agreements contain cross-default provisions that would result in defaults and the potential acceleration of payment under these bank agreements if APS were to default under certain other material agreements. Pinnacle West and APS do not have a material adverse change restriction for revolver borrowings.
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
     Our primary sources of cash are dividends from APS, external financings and cash distributions from our other subsidiaries, primarily SunCor. An existing ACC order requires APS to maintain a common equity ratio of at least 40% and prohibits APS from paying common stock dividends if the payment would reduce its common equity below that threshold. As defined in the ACC order, the common equity ratio is common equity divided by the sum of common equity and long-term debt, including current maturities of long-term debt. At June 30, 2007, APS’ common equity ratio, as defined, was approximately 53%.

     In May 2007, Pinnacle West infused approximately $40 million of equity into APS, consisting of the proceeds of stock issuances in 2006 under Pinnacle West’s Investors Advantage Plan (direct stock purchase and dividend reinvestment plan) and employee stock plans.
     On July 18, 2007, the Pinnacle West Board of Directors declared a quarterly dividend of $0.525 per share of common stock, payable on September 4, 2007, to shareholders of record on August 1, 2007.
     Pinnacle West sponsors a qualified defined benefit and account balance pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. IRS regulations require us to contribute a minimum amount to the qualified plan. We contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of plan assets and our pension obligation. The assets in the plan are comprised of fixed-income, equity and short-term investments. Future year contribution amounts are dependent on fund performance and fund valuation assumptions. We contributed $47 million in 2006. The contribution to our pension plan in 2007 is estimated to be approximately $52 million, of which approximately $0.3 million was contributed through August 2007. The contribution to our other postretirement benefit plans in 2007 is estimated to be approximately $21 million. APS and other subsidiaries fund their share of the contributions. APS’ share is approximately 96% of both plans.
     APS
     APS’ capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt. APS pays for its capital requirements with cash from operations and, to the extent necessary, external financings. APS has historically paid its dividends to Pinnacle West with cash from operations. See “Pinnacle West (Parent Company)” above for a discussion of the common equity ratio that APS must maintain in order to pay dividends to Pinnacle West. As noted above, in May 2007, Pinnacle West infused approximately $40 million of equity into APS.
     Although provisions in APS’ articles of incorporation and ACC financing orders establish maximum amounts of preferred stock and debt that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements. APS has requested the ACC to increase (a) APS’ current short-term debt authorization (7% of APS’ capitalization) to 7% of APS’ capitalization plus $500 million and (b) APS’ current long-term debt authorization (approximately $3.2 billion) to approximately $4.2 billion in light of the projected growth of APS and its customer base and the resulting projected future financing needed to fund APS’ capital expenditure and maintenance program and other cash requirements. See “APS Financing Authorization” in Note 5.
     See “Deferred Fuel and Purchased Power Costs” above and “PSA Modifications” in Note 5 for information regarding the PSA approved by the ACC. Although APS defers actual retail fuel and purchased power costs on a current basis, APS’ recovery of the deferrals from its ratepayers is subject to annual PSA adjustments and, if necessary, periodic surcharge applications.
     See “Cash Flow Hedges” in Note 10 for information related to collateral provided to us by counterparties.

     Other Subsidiaries
     During the past three years, SunCor funded its cash requirements with cash from operations and its own external financings. SunCor’s capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the capital expenditures table above for actual capital expenditures during the six months ended June 30, 2007 and projected capital expenditures for the next three years. SunCor expects to fund its future capital requirements with cash from operations and external financings.
     SunCor entered into a secured construction loan on April 13, 2007, in the amount of $60 million, $26 million of which was outstanding at June 30, 2007. The loan matures on April 19, 2009, and may be extended one year if certain conditions are met.
     El Dorado expects minimal capital requirements over the next three years and intends to focus on prudently realizing the value of its existing investments.
     APS Energy Services expects minimal capital expenditures over the next three years.
     See “Overview” above and Note 4 for discussion of Pinnacle West Marketing & Trading, the Company’s newly-formed marketing and trading subsidiary.
CRITICAL ACCOUNTING POLICIES
     In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. Our most critical accounting policies include the impacts of regulatory accounting, the determination of the appropriate accounting for our pension and other postretirement benefits and derivatives accounting. There have been no changes to our critical accounting policies since our 2006 Form 10-K. See “Critical Accounting Policies” in Item 7 of the 2006 Form 10-K for further details about our critical accounting policies.
OTHER ACCOUNTING MATTERS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective for us on January 1, 2008. We are currently evaluating this new guidance.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective for us on January 1, 2008. We are currently evaluating this new guidance.

     See Note 8 for a discussion of FIN 48 on accounting for uncertainty in income taxes, which we adopted January 1, 2007. The effect of applying the new guidance was not significantly different in terms of tax impacts from the application of our previous policy. Accordingly, the impact to retained earnings upon adoption was immaterial.
PINNACLE WEST CONSOLIDATED – FACTORS AFFECTING
OUR FINANCIAL OUTLOOK
Factors Affecting Operating Revenues, Fuel and Purchased Power Costs
     General Electric operating revenues are derived from sales of electricity in regulated retail markets in Arizona and from competitive retail and wholesale power markets in the western United States. For the years 2004 through 2006, retail electric revenues comprised approximately 82% of our total electric operating revenues. Our electric operating revenues are affected by electricity sales volumes related to customer mix, customer growth, average usage per customer, electricity rates and tariffs, variations in weather from period to period, and amortization of PSA deferrals. Competitive retail sales of energy and energy-related products and services are made by APS Energy Services in certain western states that have opened to competition. Off-System Sales of excess generation output, purchased power and natural gas are included in regulated electricity segment revenues and related fuel and purchased power because the gross margin is credited to APS’ retail customers through the PSA. These revenue transactions are affected by the availability of excess generation or other energy resources and wholesale market conditions, including demand and prices. Competitive wholesale transactions are made by the marketing and trading group through structured trading opportunities involving matched sales and purchases of commodities.
     Retail Rate Proceedings The ACC regulates APS’ retail electric rates. Our profitability is affected by the rates APS may charge and the timely recovery of costs through those rates. APS’ capital expenditure requirements, which are discussed above under “Liquidity and Capital Resources,” are substantial because of the significant customer growth in APS’ service territory, highlighting APS’ need for the timely recovery of these and other expenditures through rates. As discussed in greater detail in Note 5, on June 28, 2007, the ACC issued an order in a general rate case that APS filed in late 2005. Additionally, the ACC has directed the ACC staff to conduct a “prudence audit” of 2006 Palo Verde outage costs. This prudence audit has not yet been completed. APS believes these costs were prudently incurred and that the 2006 Deferrals, totaling approximately $79 million, are, therefore, recoverable.
     Fuel and Purchased Power Costs Fuel and purchased power costs included on our income statements are impacted by our electricity sales volumes, existing contracts for purchased power and generation fuel, our power plant performance, transmission availability or constraints, prevailing market prices, new generating plants being placed in service in our market areas, our hedging program for managing such costs and, since April 1, 2005, PSA deferrals and the amortization thereof. See “PSA Modifications” and “PSA Deferrals Related to Palo Verde Outages” in Note 5 for information regarding the PSA, including the 2006 Deferrals that are the subject of an ACC prudence review. APS’ recovery of PSA deferrals from its ratepayers is subject to annual PSA adjustments and, if necessary, periodic surcharge applications.
     Customer and Sales Growth The customer and sales growth referred to in this paragraph applies to Native Load customers and sales to them. Customer growth in APS’ service territory for the six-month period ended June 30, 2007 was 3.7% compared with the prior-year period. Customer growth averaged 4.1% a year for the three years from 2004 through 2006, and we currently expect customer growth to average about 3.8% per year from 2007 to 2009. For the three years 2004 through 2006, APS’ actual retail electricity sales in kilowatt-hours grew at an average rate of 4.2%; adjusted to exclude effects of weather variations, such retail sales growth averaged 4.6% a year. We currently estimate that total retail electricity sales in kilowatt-hours will grow 3.5% on average, from 2007 through 2009, before the effects of weather variations. We currently expect our retail sales growth in 2007 to be below average because of potential effects on customer usage from retail rate increases (see Note 5).
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
     Wholesale Market Our marketing and trading activities focus primarily on managing APS’ risks relating to fuel and purchased power costs in connection with its costs of serving Native Load customer demand. Our marketing and trading activities include, subject to specified parameters, marketing, hedging and trading in electricity, fuels and emission allowances and credits. See “FERC Rate Case” in Note 5 for information regarding APS’ recent filing with the FERC requesting an increase in transmission rates.
Other Factors Affecting Financial Results
     Operations and Maintenance Expenses Operations and maintenance expenses are impacted by growth, power plant additions and operations, inflation, outages, higher-trending pension and other postretirement benefit costs and other factors.
     Depreciation and Amortization Expenses Depreciation and amortization expenses are impacted by net additions to utility plant and other property, which include generation construction, changes in depreciation and amortization rates, and changes in regulatory asset amortization.
     Property Taxes Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessed valuation ratios, and tax rates. The average property tax rate for APS, which currently owns the majority of our property, was 8.9% of assessed value for 2006 and 9.2% for 2005. We expect property taxes to increase as new power plants and additions to our transmission and distribution facilities are included in the property tax base.
     Interest Expense Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. The primary factors affecting borrowing levels are expected to be our capital expenditures, long-term debt maturities, and internally generated cash flow. Capitalized interest offsets a portion of interest expense while capital projects are under construction. We stop accruing capitalized interest on a project when it is placed in commercial operation.

     Retail Competition Although some very limited retail competition existed in Arizona in 1999 and 2000, there are currently no active retail electric service providers providing unbundled energy or other utility services to APS’ customers. We cannot predict when, and the extent to which, additional electric service providers will re-enter APS’ service territory.
     Subsidiaries SunCor’s net income was $61 million in 2006, $56 million in 2005, and $45 million in 2004. See Note 17 for further discussion. We currently expect SunCor’s net income in 2007 will be approximately $30 million. This estimate reflects a slowdown in the western United States residential real estate markets.
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
     Interest Rate and Equity Risk
     We have exposure to changing interest rates. Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trust fund. The nuclear decommissioning trust fund also has risks associated with the changing market value of its investments. Nuclear decommissioning costs are recovered in regulated electricity prices.
     Commodity Price Risk
     We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas and emissions allowances. Our ERMC, consisting of officers and key management personnel, oversees company-wide energy risk management activities and monitors the results of marketing and trading activities to ensure compliance with our stated energy risk management and trading policies. We manage risks associated with these market fluctuations by utilizing various commodity instruments that qualify as derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. As part of our risk management program, we use such instruments to hedge purchases and sales of electricity, fuels and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodities. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

     The mark-to-market value of derivative instruments related to our risk management and trading activities are presented in two categories:
•	Regulated Electricity – non-trading derivative instruments that hedge our purchases and sales of electricity and fuel for APS’ Native Load requirements of our regulated electricity business segment; and

•	Marketing and Trading – non-trading and trading derivative instruments of our competitive business activities.
     The following tables show the pretax changes in mark-to-market value of our non-trading and trading derivative positions for the six months ended June 30, 2007 and 2006 (dollars in millions):

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
	Regulated	Marketing	Regulated	Marketing
	Electricity	and Trading	Electricity	and Trading
Mark-to-market of net positions at beginning of period	$(62)	$77	$335	$181
Recognized in earnings:
Change in mark-to-market gains (losses) for future period deliveries	3	16	(6)	(3)
Mark-to-market (gains) losses realized including ineffectiveness during the period	(1)	(20)	(4)	1
Deferred as a regulatory liability (asset)	34	—	(61)	—
Recognized in OCI:
Change in mark-to-market for future period deliveries – gains (losses) (a)	25	5	(225)	(49)
Mark-to-market gains realized during the period	(5)	(13)	(7)	(11)
Change in valuation techniques	—	—	—	—

Mark-to-market of net positions at end of period	$(6)	$65	$32	$119

(a)	The increases (decreases) in regulated mark-to-market recorded in OCI are due primarily to increases (decreases) in forward natural gas prices.
     The tables below show the fair value of maturities of our non-trading and trading derivative contracts (dollars in millions) at June 30, 2007 by maturities and by the type of valuation that is performed to calculate the fair values. See Note 1, “Derivative Accounting,” in Item 8 of our 2006 Form 10-K for more discussion of our valuation methods.

Regulated Electricity

					Years	Total fair
Source of Fair Value	2007	2008	2009	2010	thereafter	value
Prices actively quoted	$(16)	$9	$9	$6	$—	$8
Prices provided by other external sources	(1)	(6)	1	—	—	(6)
Prices based on models and other valuation methods	(4)	(2)	(2)	(2)	2	(8)

Total by maturity	$(21)	$1	$8	$4	$2	$(6)

Marketing and Trading

						Years	Total fair
Source of Fair Value	2007	2008	2009	2010	2011	thereafter	value
Prices actively quoted	$22	$16	$(1)	$(1)	$—	$—	$36
Prices provided by other external sources	10	22	(1)	—	3	3	37
Prices based on models and other valuation methods	(6)	—	—	—	—	(2)	(8)

Total by maturity	$26	$38	$(2)	$(1)	$3	$1	$65

     The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management and trading assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006 (dollars in millions):

	June 30, 2007		December 31, 2006
	Gain (Loss)		Gain (Loss)
	Price Up	Price	Price Up	Price
Commodity	10%	Down 10%	10%	Down 10%
Mark-to-market changes reported in earnings:
Electricity	$1	$(1)	$—	$—
Natural gas	(1)	1	—	—
Mark-to-market changes reported in OCI (a):
Electricity	41	(41)	38	(38)
Natural gas	87	(87)	80	(80)

Total	$128	$(128)	$118	$(118)

(a)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged.
Credit Risk
     We are exposed to losses in the event of non-performance or non-payment by counterparties. We have risk management and trading contracts with many counterparties, including one counterparty for which a worst case exposure represents approximately 14% of Pinnacle West’s $311 million of risk management and trading assets as of June 30, 2007. See Note 1, “Derivative Accounting” in Item 8 of our 2006 Form 10-K for a discussion of our credit valuation adjustment policy. See Note 10 for further discussion of credit risk.
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
Deferred Fuel and Purchased Power Costs
     APS settled its 2003 general retail rate case effective April 1, 2005. As part of the settlement, the ACC approved the PSA, which permits APS to defer for recovery or refund fluctuations in retail fuel and purchased power costs, subject to specified parameters. In its June 28, 2007 general rate case order, the ACC modified the PSA in various respects, effective July 1, 2007. In accordance with the modified PSA, APS continues to defer for future rate recovery 90% of the difference between actual retail fuel and purchased power costs and the amount of such costs currently included in base rates, excluding certain costs. APS recovers PSA deferrals from its customers through the PSA, which is adjusted annually. See “PSA Modifications” in Note 5. The recovery of PSA deferrals recorded as revenue is offset dollar-for-dollar by the amortization of those deferred expenses recorded as fuel and purchased power.
     The balance of APS’ PSA accumulated unrecovered deferrals at June 30, 2007 was approximately $137 million. APS expects to recover these deferrals through a combination of the PSA adjustor that took effect on February 1, 2007 and the temporary PSA surcharge relating to the 2005 Deferrals. See “PSA Modifications” in Note 5. Although the prudence audit of 2006 Palo Verde outage costs has not yet been completed, APS believes these costs were prudently incurred and that the 2006 Deferrals (totaling approximately $79 million) are, therefore, recoverable.

Operating Results – Three-month period ended June 30, 2007 compared with three-month period ended June 30, 2006
     APS’ net income for the three months ended June 30, 2007 was $75 million compared with $94 million for the comparable prior-year period. The $19 million decrease was primarily due to income tax credits related to prior years resolved in 2006; a regulatory disallowance (see “Deferred Fuel and Purchased Power Costs” above); higher operations and maintenance expense related to fossil generation costs; the effects of weather on retail sales; lower other income, net of expense, primarily due to miscellaneous asset sales in the prior-year period; and higher interest expense, net of capitalized financing costs, due to higher debt balances and rates. These negative factors were partially offset by higher retail sales primarily due to customer growth. In addition, higher fuel and purchased power costs were partially offset by the deferral of such costs in accordance with the PSA. See “Deferred Fuel and Purchased Power Costs” above.
     Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Gross margin:
Higher fuel and purchased power costs due to increased prices	$(27)	$(16)
Increased deferred fuel and purchased power costs	26	16
Regulatory disallowance (see “Deferred Fuel and Purchased Power Costs” above)	(14)	(8)
Effects of weather on retail sales	(7)	(4)
Higher retail sales primarily due to customer growth and usage patterns, excluding weather effects	10	6
Higher gains on marketing and trading	5	3
Miscellaneous items, net	4	2

Net decrease in gross margin	(3)	(1)
Operations and maintenance increases primarily due to:
Generation costs, including greater fossil power plant maintenance outages	(8)	(5)
Miscellaneous items, net	2	1
Higher depreciation and amortization primarily due to increased plant balances	(3)	(2)
Lower other income, net of expense, primarily due to miscellaneous asset sales in the prior-year period	(5)	(3)
Higher interest expense, net of capitalized financing costs, primarily due to higher debt balances and rates	(4)	(2)
Income tax credits related to prior years resolved in 2006	—	(7)

Net decrease in net income	$(21)	$(19)

Regulated Electricity Revenues
     Regulated electricity revenues were $2 million lower for the three months ended June 30, 2007 compared with the prior-year period primarily as a result of:
•	a $12 million decrease in Off-System Sales due to lower prices;

•	a $9 million decrease in retail revenues due to weather;

•	a $13 million increase in retail revenues primarily related to customer growth and usage patterns, excluding weather effects; and

•	a $6 million increase due to miscellaneous factors.
Operating Results – Six-month period ended June 30, 2007 compared with six-month period ended June 30, 2006
     APS’ net income for the six months ended June 30, 2007 was $79 million compared with $88 million for the comparable prior-year period. The $9 million decrease was primarily due to income tax credits related to prior years resolved in 2006; a regulatory disallowance (see “Deferred Fuel and Purchased Power Costs” above); higher interest expense, net of capitalized financing costs, due to higher debt balances; lower other income, net of expense, primarily due to miscellaneous asset sales in the prior-year period; and higher depreciation and amortization expense primarily due to increased plant asset balances. These negative factors were partially offset by higher retail sales primarily due to customer growth and the effects of weather on retail sales. In addition, higher fuel and purchased power costs were partially offset by the deferral of such costs in accordance with the PSA. See “Deferred Fuel and Purchased Power Costs” above.
     Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Gross margin:
Higher fuel and purchased power costs due to increased prices	$(42)	$(26)
Increased deferred fuel and purchased power costs	38	23
Regulatory disallowance (see “Deferred Fuel and Purchased Power Costs” above)	(14)	(8)
Effects of weather on retail sales	6	4
Higher retail sales primarily due to customer growth and usage patterns, excluding weather effects	20	12
Lower gains on marketing and trading	(4)	(2)
Miscellaneous items, net	8	5

Net increase in gross margin	12	8
Higher depreciation and amortization primarily due to increased plant asset balances	(4)	(2)
Lower other income, net of expense, primarily due to miscellaneous asset sales and decreased interest income in the prior-year period	(6)	(4)
Higher interest expense, net of capitalized financing costs, primarily due to higher debt balances and rates	(9)	(5)
Income tax credits related to prior years resolved in 2006	—	(7)
Other miscellaneous items, net	1	1

Net decrease in net income	$(6)	$(9)

Regulated Electricity Revenues
     Regulated electricity revenues were $68 million higher for the six months ended June 30, 2007 compared with the prior-year period primarily as a result of:
•	a $48 million increase in retail revenues related to recovery of PSA deferrals, which had no earnings effect because of amortization of the same amount recorded as fuel and purchased power expense (see “Deferred Fuel and Purchased Power Costs” above);

•	a $26 million increase in retail revenues primarily related to customer growth and usage patterns, excluding weather effects;

•	a $9 million increase in retail revenues due to weather;

•	a $17 million decrease in Off-System Sales due to lower prices; and

•	a $2 million increase due to miscellaneous factors.
ARIZONA PUBLIC SERVICE COMPANY – LIQUIDITY AND CAPITAL RESOURCES
     Contractual Obligations
     APS’ future contractual obligations have not changed materially from the amounts disclosed in Part II, Item 7 of the 2006 Form 10-K, with the exception of our aggregate fuel and purchased power commitments, which increased from approximately $2.5 billion at December 31, 2006 to $2.8 billion at June 30, 2007 as follows (dollars in billions):

2007	2008-2009	2010-2011	Thereafter	Total
$0.6	$0.5	$0.4	$1.3	$2.8
     See Note 4 for a list of APS’ payments due on total long-term debt and capitalized lease requirements.
     Upon adoption of FIN 48, APS is now required to include uncertain tax positions in the contractual obligations disclosure. APS has uncertain tax positions of approximately $186 million and expects to settle substantially all of these in 2007. See Note 8 for additional information.
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

In addition to the Risk Factors described in Item 1A of the 2006 Form 10-K, these factors include, but are not limited to:
•	state and federal regulatory and legislative decisions and actions, particularly those affecting our rates and our recovery of fuel and purchased power costs;

•	the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and decisions impacting wholesale competition;

•	the outcome of regulatory, legislative and judicial proceedings, both current and future, relating to such restructuring;

•	market prices for electricity and natural gas;

•	power plant performance and outages;

•	transmission outages and constraints;

•	weather variations affecting local and regional customer energy usage;

•	customer growth and energy usage;

•	regional economic and market conditions, including the results of litigation and other proceedings resulting from the California energy situation, volatile fuel and purchased power costs and the completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies;

•	the cost of debt and equity capital and access to capital markets;

•	current credit ratings remaining in effect for any given period of time;

•	our ability to compete successfully outside traditional regulated markets (including the wholesale market);

•	the performance of our marketing and trading activities due to volatile market liquidity and any deteriorating counterparty credit and the use of derivative contracts in our business (including the interpretation of the subjective and complex accounting rules related to these contracts);

•	changes in accounting principles generally accepted in the United States of America and the interpretation of those principles;

•	the performance of the stock market and the changing interest rate environment, which affect the value of our nuclear decommissioning trust, pension, and other postretirement benefit plan assets, the amount of required contributions to Pinnacle West’s pension plan and contributions to APS’ nuclear decommissioning trust funds, as well as the reported costs of providing pension and other postretirement benefits;

•	technological developments in the electric industry;

•	the strength of the real estate market in SunCor’s market areas, which include Arizona, Idaho, New Mexico and Utah; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond the control of Pinnacle West and APS.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See “Pinnacle West Consolidated – Factors Affecting Our Financial Outlook” in Item 2 above for a discussion of quantitative and qualitative disclosures about market risks.
Item 4. CONTROLS AND PROCEDURES
     (a) Disclosure Controls and Procedures
     The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (15 U.S.C. 78a et seq.), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.
     APS’ management, with the participation of APS’ Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’ disclosure controls and procedures as of June 30, 2007. Based on that evaluation, APS’ Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’ disclosure controls and procedures were effective.
     (b) Changes in Internal Control Over Financial Reporting
     The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
     No change in Pinnacle West’s or APS’ internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’ internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     See Note 12 in regard to pending or threatened litigation or other disputes. See also “Federal Implementation Plan – Four Corners FIP” under Item 5 below.
Item 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2006 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of APS and Pinnacle West. The risks described in the 2006 Form 10-K are not the only risks facing APS and Pinnacle West. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of APS and Pinnacle West.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Proposal 1 – Amend the Articles of Incorporation to Provide for the Annual Election of all Directors
     At our Annual Meeting of Shareholders held on May 23, 2007, a proposal requesting that the Articles of Incorporation of the Company be amended to allow for the annual election of all directors was submitted to the shareholders, and the voting was as follows:

Proposal to amend Articles of
Incorporation to allow for annual			Abstentions and
election of all directors	Votes For	Votes Against	Broker Non-Votes
	86,534,331	928,582	789,622
Proposal 2 – Election of Directors
     At the same meeting, the following persons were elected as directors:

			Abstentions and
Directors (Term to expire at			Broker Non-
2008 Annual Meeting)	Votes For	Votes Withheld	Votes
Edward N. Basha, Jr.	86,993,320	1,259,215	N/A

Jack E. Davis	86,137,714	2,114,821	N/A

Michael L. Gallagher	79,188,134	9,064,401	N/A

Pamela Grant	85,896,473	2,356,062	N/A

Roy A. Herberger, Jr.	85,922,686	2,329,849	N/A

			Abstentions and
Directors (Term to expire at			Broker Non-
2008 Annual Meeting)	Votes For	Votes Withheld	Votes
William S. Jamieson	85,912,687	2,339,848	N/A

Humber to S. Lopez	85,916,331	2,336,204	N/A

Kathryn L. Munro	87,245,653	1,006,882	N/A

Bruce J. Nordstrom	87,252,259	1,000,276	N/A

William J. Post	86,028,145	2,224,390	N/A

William L. Stewart	86,129,568	2,122,967	N/A
Proposal 3 – Approval of 2007 Long-Term Incentive Plan
     At the same meeting, a proposal for the approval of the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan was submitted to the shareholders, and the voting was as follows:

Proposal for the approval of the			Abstentions and
2007 Long-Term Incentive Plan	Votes For	Votes Against	Broker Non-Votes
	69,135,791	7,313,106	11,803,638
Proposal 4 — Independent Registered Accounting Firm
     At the same meeting, a proposal for the ratification of the selection of Deloitte & Touche LLP as independent Registered Accounting Firm of the Company for the fiscal year ending 2007 was submitted to the shareholders, and the voting was as follows:

Proposal for the ratification
of the selection of Deloitte &
Touche LLP for the fiscal year			Abstentions and
ending 2007	Votes For	Votes Against	Broker Non-Votes
	87,125,249	380,368	746,918
Item 5. OTHER INFORMATION
Construction and Financing Programs
     See “Liquidity and Capital Resources” in Part I, Item 2 of this report for a discussion of construction and financing programs of the Company and its subsidiaries.
Regulatory Matters
     See Note 5 for a discussion of regulatory developments.

Environmental Matters
     See “Environmental Matters – Superfund” in Note 12 for a discussion of a Superfund site.
     Federal Implementation Plan (“FIP”)
     In September 1999, the EPA proposed a FIP to set air quality standards at certain power plants, including the Four Corners Power Plant and the Navajo Generating Station. On September 12, 2006, the EPA proposed a revised FIP to establish air quality standards at both of these plants.
     Four Corners FIP On April 30, 2007, the EPA adopted a source specific FIP to set air quality standards at the Four Corners Power Plant. See “Environmental Regulation – Federal Implementation Plan” in Part 1, Item 1 of the 2006 Form 10-K for additional information regarding the procedural and litigation issues leading to the EPA’s adoption of the FIP. The FIP essentially federalizes the requirements contained in the New Mexico State Implementation Plan, which Four Corners has historically followed. The FIP also includes a requirement to maintain and enhance dust suppression methods. We do not believe the FIP will have a material impact on our financial position, results of operations or cash flows. On July 2, 2007, APS filed a petition for review in the United States District Court of Appeals for the Tenth Circuit seeking revisions to the FIP to clarify certain requirements and allow operational flexibility. On July 6, 2007, the Sierra Club and other parties filed a petition for review with the same court challenging the FIP’s compliance with the Clean Air Act. We cannot predict the outcome of this matter.
     Navajo Generating Station FIP The proposed FIP for the Navajo Generating Station is still pending. APS cannot currently predict the effect of this proposed FIP on the Company’s financial position, results of operations or cash flows, or whether the proposed FIP will be adopted in its current form.
     Greenhouse Gas Accord
     On February 26, 2007 five western states (Arizona, California, New Mexico, Oregon and Washington) entered into an accord, called the Western Regional Climate Action Initiative (the “Initiative”), to reduce greenhouse gas emissions from automobiles and certain industries, including utilities. Since then, Utah, British Columbia and Manitoba have joined the Initiative. The Initiative requires the states and provinces to set emission goals within six months and determine a specific plan to meet such goals within eighteen months. While we continue to monitor the impact of this Initiative, we cannot predict its impact on our operations at this time.
Salt River Project Power Contract
     As previously disclosed, APS currently purchases approximately 200 MW of generating capacity under a contract with Salt River Project. See “Business of Arizona Public Service Company – Purchased Power” in Part I, Item 1 of the 2006 Form 10-K. By letter dated June 14, 2007, Salt River Project gave notice to APS that, pursuant to the terms of the contract, Salt River Project has elected to cancel the contract, effective June 15, 2010. APS does not believe that the contract cancellation will have a material adverse impact on its financial position, results of operations or cash flows. See “Salt River Project” in Note 12 for information regarding a billing dispute under this contract.

Item 6. EXHIBITS
     (a) Exhibits

Exhibit No.	Registrant(s)	Description

10.1	Pinnacle West	Form of Restricted Stock Unit agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Jack E. Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West	Reconciliation of Operating Income to Gross Margin

Exhibit No.	Registrant(s)	Description
99.2	APS	Reconciliation of Operating Income to Gross Margin
     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Date
Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit [a]	Filed

3.1	Pinnacle West	Articles of Incorporation, restated as of May 23, 2007	4.1 to Pinnacle West/APS May 23, 2007 Form 8-K Report, File Nos. 1-8962 and 1-4473	5-25-07

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of May 23, 2007	4.2 to Pinnacle West/APS May 23, 2007 Form 8-K Report, File Nos. 1-8962 and 1-4473	5-25-07

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’ Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9-29-93

3.4	APS	Arizona Public Service Company Bylaws, amended as of June 23, 2004	3.1 to APS’ June 30, 2004 Form 10-Q Report, File No. 1-4473	8-9-04

[a]	Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION (Registrant)
Dated: August 7, 2007	By:	/s/ Donald E. Brandt
Donald E. Brandt
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY (Registrant)
Dated: August 7, 2007	By:	/s/ Donald E. Brandt
Donald E. Brandt
President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)