Form 10-Q
period 2008-09-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2008-11-04
CIK 764622, 7286

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Exact Name of Each Registrant as specified in its
Commission File	charter; State of Incorporation; Address; and	IRS Employer
Number	Telephone Number	Identification No.
1-8962	PINNACLE WEST CAPITAL CORPORATION	86-0512431
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
PINNACLE WEST CAPITAL CORPORATION

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
ARIZONA PUBLIC SERVICE COMPANY

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2).
PINNACLE WEST CAPITAL CORPORATION Yes ☐ No ☑
ARIZONA PUBLIC SERVICE COMPANY Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of October 30, 2008: 100,814,563

ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of October 30, 2008: 71,264,947
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
2005 Deferrals — PSA deferrals related to 2005 replacement power costs associated with Palo Verde outages
2007 Form 10-K — Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2007
VIE — variable-interest entity

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2008	2007
OPERATING REVENUES
Regulated electricity segment	$1,040,348	$1,043,723
Real estate segment	18,965	46,711
Marketing and trading	11,737	99,203
Other revenues	8,925	15,597

Total	1,079,975	1,205,234

OPERATING EXPENSES
Regulated electricity segment fuel and purchased power	419,979	407,242
Real estate segment operations	28,941	46,075
Marketing and trading fuel and purchased power	9,503	93,860
Operations and maintenance	212,327	178,419
Depreciation and amortization	98,568	94,730
Taxes other than income taxes	28,423	34,940
Other expenses	8,321	11,246

Total	806,062	866,512

OPERATING INCOME	273,913	338,722

OTHER
Allowance for equity funds used during construction	4,673	5,235
Other income (Note 14)	2,274	4,276
Other expense (Note 14)	(7,132)	(6,744)

Total	(185)	2,767

INTEREST EXPENSE
Interest charges	51,231	53,151
Capitalized interest	(3,976)	(5,435)

Total	47,255	47,716

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	226,473	293,773
INCOME TAXES	75,970	92,055

INCOME FROM CONTINUING OPERATIONS	150,503	201,718
INCOME FROM DISCONTINUED OPERATIONS
Net of income tax expense of $703 and $4,571 (Note 17)	1,083	6,990

NET INCOME	$151,586	$208,708

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	100,750	100,324
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	101,018	100,829

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations — basic	$1.49	$2.01
Net income — basic	1.50	2.08
Income from continuing operations — diluted	1.49	2.00
Net income — diluted	1.50	2.07
DIVIDENDS DECLARED PER SHARE	$0.525	$0.525
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING REVENUES
Regulated electricity segment	$2,492,627	$2,291,067
Real estate segment	103,587	171,662
Marketing and trading	119,868	264,311
Other revenues	26,824	36,113

Total	2,742,906	2,763,153

OPERATING EXPENSES
Regulated electricity segment fuel and purchased power	1,016,918	880,932
Real estate segment operations	118,906	153,328
Marketing and trading fuel and purchased power	106,270	226,337
Operations and maintenance	601,360	527,307
Depreciation and amortization	291,959	276,584
Taxes other than income taxes	94,826	104,416
Other expenses	21,081	28,537

Total	2,251,320	2,197,441

OPERATING INCOME	491,586	565,712

OTHER
Allowance for equity funds used during construction	16,211	14,874
Other income (Note 14)	10,050	11,976
Other expense (Note 14)	(22,103)	(13,685)

Total	4,158	13,165

INTEREST EXPENSE
Interest charges	157,580	155,104
Capitalized interest	(14,593)	(15,455)

Total	142,987	139,649

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	352,757	439,228
INCOME TAXES	92,489	141,809

INCOME FROM CONTINUING OPERATIONS	260,268	297,419
INCOME FROM DISCONTINUED OPERATIONS
Net of income tax expense of $13,431 and $4,446 (Note 17)	20,707	6,813

NET INCOME	$280,975	$304,232

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	100,642	100,200
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	100,911	100,767

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations — basic	$2.59	$2.97
Net income — basic	2.79	3.04
Income from continuing operations — diluted	2.58	2.95
Net income — diluted	2.78	3.02
DIVIDENDS DECLARED PER SHARE	$1.575	$1.575
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$104,528	$56,321
Customer and other receivables	552,629	456,007
Allowance for doubtful accounts	(3,960)	(4,782)
Materials and supplies (at average cost)	162,969	149,759
Fossil fuel (at average cost)	28,109	27,792
Deferred income taxes	22,847	31,510
Home inventory	82,086	98,729
Assets from risk management and trading activities (Note 10)	26,534	57,605
Other current assets	23,961	33,988

Total current assets	999,703	906,929

INVESTMENTS AND OTHER ASSETS
Real estate investments — net	440,723	532,600
Assets from long-term risk management and trading activities (Note 10)	20,507	48,928
Nuclear decommissioning trust (Note 18)	359,697	379,347
Other assets	123,542	117,941

Total investments and other assets	944,469	1,078,816

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	12,090,518	11,640,739
Less accumulated depreciation and amortization	4,110,345	4,004,944

Net	7,980,173	7,635,795
Construction work in progress	572,575	625,577
Intangible assets, net of accumulated amortization	134,190	105,746
Nuclear fuel, net of accumulated amortization	97,756	69,271

Total property, plant and equipment	8,784,694	8,436,389

DEFERRED DEBITS
Deferred fuel and purchased power regulatory asset (Note 5)	57,703	110,928
Other regulatory assets	559,837	514,353
Other deferred debits	106,472	114,794

Total deferred debits	724,012	740,075

TOTAL ASSETS	$11,452,878	$11,162,209

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30,	December 31,
	2008	2007
LIABILITIES AND COMMON STOCK EQUITY

CURRENT LIABILITIES
Accounts payable	$307,410	$323,346
Accrued taxes (Note 8)	145,083	269,628
Accrued interest	41,783	39,836
Short-term borrowings	441,547	340,661
Current maturities of long-term debt (Note 4)	155,817	163,773
Customer deposits	79,093	80,010
Liabilities from risk management and trading activities (Note 10)	44,795	24,510
Other current liabilities	145,808	102,685

Total current liabilities	1,361,336	1,344,449

LONG-TERM DEBT LESS CURRENT MATURITIES (NOTE 4)	3,047,404	3,127,125

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,429,385	1,243,743
Regulatory liabilities	630,825	642,564
Liability for asset retirements	271,814	281,903
Liabilities for pension and other postretirement benefits (Note 6)	503,724	504,603
Liabilities from long-term risk management and trading activities (Note 10)	46,948	4,701
Other	548,457	481,510

Total deferred credits and other	3,431,153	3,159,024

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

COMMON STOCK EQUITY
Common stock, no par value	2,142,475	2,135,787
Treasury stock	(2,854)	(2,054)

Total common stock	2,139,621	2,133,733

Accumulated other comprehensive income (loss) (Note 11):
Pension and other postretirement benefits	(43,566)	(39,336)
Derivative instruments	(19,056)	23,473

Total accumulated other comprehensive loss	(62,622)	(15,863)

Retained earnings	1,535,986	1,413,741

Total common stock equity	3,612,985	3,531,611

TOTAL LIABILITIES AND COMMON STOCK EQUITY	$11,452,878	$11,162,209

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$280,975	$304,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	317,366	301,383
Deferred fuel and purchased power	(104,774)	(203,065)
Deferred fuel and purchased power amortization	157,999	198,677
Deferred fuel and purchased power regulatory disallowance	—	14,370
Allowance for equity funds used during construction	(16,211)	(14,874)
Deferred income taxes	228,567	46,023
Change in mark-to-market valuations	1,411	18,907
Changes in current assets and liabilities:
Customer and other receivables	(91,038)	(120,832)
Materials, supplies and fossil fuel	(13,527)	(29,786)
Other current assets	25,906	13,351
Accounts payable	(10,571)	(49,457)
Other current liabilities	66,289	106,609
Expenditures for real estate investments	(17,397)	(99,487)
Other changes in real estate assets	34,875	4,991
Change in unrecognized tax benefits	(107,069)	25,285
Change in margin and collateral accounts-assets	19,510	(50,367)
Change in other long-term assets	11,152	10,260
Change in other long-term liabilities	478	1,254

Net cash flow provided by operating activities	783,941	477,474

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(707,685)	(734,802)
Contributions in aid of construction	40,950	24,447
Capitalized interest	(14,593)	(15,455)
Proceeds from sale of investment securities	—	69,225
Purchases of investment securities	—	(36,525)
Proceeds from nuclear decommissioning trust sales	255,706	203,014
Investment in nuclear decommissioning trust	(271,263)	(218,570)
Proceeds from sale of commercial real estate investments	94,171	33,615
Other	5,628	(3,010)

Net cash flow used for investing activities	(597,086)	(678,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	88,550	181,321
Repayment of long-term debt	(179,796)	(119,700)
Short-term borrowings and payments — net	100,886	237,858
Dividends paid on common stock	(158,477)	(157,772)
Common stock equity issuance	8,165	18,626
Other	2,024	(3,042)

Net cash flow (used for) provided by financing activities	(138,648)	157,291

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,207	(43,296)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,321	87,210

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$104,528	$43,914

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	$202	$87,974
Interest, net of amounts capitalized	$136,996	$142,741
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
2. Condensed Consolidated Financial Statements
           Our unaudited condensed consolidated financial statements reflect all adjustments that we believe are necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. These condensed consolidated statements and notes should be read in conjunction with the consolidated financial statements and related notes included in our 2007 Form 10-K. These condensed consolidated financial statements and notes have been prepared consistently with the 2007 Form 10-K with the exception of the following items: (1) we have reclassified certain prior-year real estate segment revenues and expenses to discontinued operations on our Condensed Consolidated Statements of Income in accordance with SFAS No. 144; (2) we have netted certain prior-year amounts on our Condensed Consolidated Balance Sheets and Statements of Cash Flows to reflect the adoption of FASB Staff Position No. FIN 39-1 (see Note 10); (3) “contributions in aid of construction” was previously reported as part of “capital expenditures” on the Condensed Consolidated Statements of Cash Flows; and (4) “change in unrecognized tax benefits” was previously reported as “change in other long-term liabilities” and “other current liabilities” on the Condensed Consolidated Statements of Cash Flows. Items (3) and (4) above have been disclosed separately to provide more detail.
3. Quarterly Fluctuations
          Weather conditions cause significant seasonal fluctuations in our revenues. In addition, real estate activities can have significant impacts on our results for interim periods. For these reasons, results for interim periods do not necessarily represent results expected for the year.
4. Liquidity Matters
          The following table shows principal payments due on Pinnacle West’s and APS’ total long-term debt and capitalized lease requirements as of September 30, 2008 (dollars in millions):

	Consolidated
Year	Pinnacle West	APS
2008	$126	$—
2009	46	1
2010	199	197
2011	578	401
2012	376	376
Thereafter	1,886	1,884

Total	$3,211	$2,859

          The credit and liquidity markets experienced significant stress beginning the week of September 15, 2008. Pinnacle West and APS have been able to access existing credit facilities, ensuring adequate

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
liquidity. Cash on hand is being invested in money market funds consisting of U.S. Treasury and government agency securities and repurchase agreements collateralized fully by U.S. Treasury and government agency securities.
          The interest rates on eleven issues of APS’ pollution control bonds, in the aggregate amount of approximately $343 million, are reset every seven days through auction processes. These bonds are supported by bond insurance policies provided by Ambac Assurance Corporation, and the interest rates on the bonds can be directly affected by the rating of the bond insurer. Certain bond insurers have had downgrades of their credit ratings due to their insuring certain mortgage-backed securities and collateralized debt obligations. Downgrades of bond insurers also increase the possibility of a “failed auction,” which results in higher interest rates during the failed auction periods. When auctions of APS bonds fail, the APS bondholders receive the maximum 14% annual interest rate for the week of the failed auction. For the nine months ended September 30, 2008, we had nine failed auctions, which represented about 2% of all of our auctions. The average interest rate at the end of the third quarter on the auction rate securities was 9.8%. Subsequent to September 30, 2008, a significant number of our auctions have failed. We continue to closely monitor this market. We do not expect, however, that our auction rate interest exposure will have a material adverse impact on our financial position, results of operations, cash flows or liquidity.
           On September 11, 2008, APS repurchased at par two series of pollution control bonds that had no credit enhancements. These bonds were $7 million of its 1996 Series A Coconino County Pollution Control Bonds and $20 million of its 1999 Series A Coconino County Pollution Control Bonds (“Repurchased Bonds”). APS borrowed funds under its revolving lines of credit to re-purchase the bonds as permitted under the bond indenture. APS intends to keep the $27 million outstanding under its line of credit until the Repurchased Bonds are sold to third parties in the near future.
          Pinnacle West has a $300 million revolving credit facility that terminates in December 2010. Credit commitments totaling approximately $17 million from Lehman Brothers are no longer available due to its September 2008 bankruptcy filing. The remaining $283 million revolver is available to support the issuance of up to $250 million in commercial paper or to be used as bank borrowings, including issuances of letters of credit. At September 30, 2008, Pinnacle West had $127 million of borrowings under its revolving credit facility, approximately $7 million of letters of credit and $40 million of commercial paper. Pinnacle West had remaining capacity available under its revolver of approximately $109 million and had cash and investments of approximately $19 million.
          APS has two committed revolving credit facilities totaling $900 million that are available either to support the issuance of up to $250 million in commercial paper or to be used for bank borrowings, including issuances of letters of credit. The $400 million revolver terminates in December 2010 and the $500 million revolver terminates in September 2011. Credit commitments totaling about $34 million from Lehman Brothers are no longer available due to its September 2008 bankruptcy filing. At September 30, 2008, APS had borrowings of approximately $270 million and no letters of credit under its revolving lines of credit. APS had no commercial paper outstanding at September 30, 2008. At September 30, 2008, APS had remaining capacity available under its revolvers of $596 million and had cash and investments of approximately $76 million.
          An existing ACC order requires APS to maintain a common equity ratio of at least 40%. As defined in the ACC order, the common equity ratio is common equity divided by the sum of common equity and long-term debt, including current maturities of long-term debt. At September 30, 2008, APS’ common equity ratio, as defined, was 55%, its total common equity was approximately $3.5 billion, and its total capitalization was approximately $6.3 billion. APS would be prohibited from paying dividends if its

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
common equity falls below approximately $2.5 billion, assuming APS’ total capitalization remains the same.
          SunCor has a $150 million loan facility secured primarily by an interest in land, commercial properties, land contracts and homes under construction (the “Secured Revolver”). The Secured Revolver matures December 22, 2008, which SunCor expects to renew in the near future and which requires compliance with certain loan covenants pertaining to debt to net worth, debt service, liquidity, cash flow coverage and restrictions on debt. If SunCor were unable to renew the Secured Revolver, this would have a material impact on SunCor’s financial position. At September 30, 2008, SunCor had borrowings of approximately $112 million under this facility. In addition to the Secured Revolver, at September 30, 2008, SunCor had borrowings of approximately $70 million under other credit facilities which mature at various dates and also contain certain loan covenants.
          As of September 30, 2008, the amount of SunCor’s net assets that could not be transferred to Pinnacle West in the form of cash dividends as a result of the covenants mentioned above was approximately $221 million out of a total of approximately $297 million. As a result of the restrictions under the ACC order referenced above and contained in the SunCor loan facilities, as of September 30, 2008, the restricted net assets of our subsidiaries exceeded 25% of our consolidated net assets (at September 30, 2008, our consolidated net assets were approximately $3.6 billion). These restrictions do not materially affect Pinnacle West’s ability to meet its ongoing capital requirements.
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
          The key financial provisions of the updated request include:
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
          In addition, APS requested various modifications to the Environmental Improvement Surcharge and the Demand Side Management Adjustment Clause that would allow APS to expand its conservation and demand-side management programs and support environmental upgrades to APS facilities in response to and in anticipation of future environmental requirements.
          Motion for Approval of Interim Rate
          On June 6, 2008, APS filed with the ACC a motion in its currently pending retail rate case, requesting an interim base rate surcharge that would be subject to refund pending the final outcome of the rate case. The motion requested that the interim base rate surcharge of $0.003987 per kWh become effective upon the expiration of the $0.003987 per kWh 2007 PSA charge (the “2007 PSA Adjustor”), the latter of which remained in effect through the last billing cycle in July 2008. On June 30, 2008, APS submitted a proposed schedule to the ACC ALJ, with a goal to resolve the motion by November 2008, without otherwise changing the nature or amount of the request. In addition, rather than becoming effective upon the expiration of the 2007 PSA Adjustor, APS proposed that the interim rates, if approved, would be reflected in customer bills during the month of November when APS switches from summer to winter rates, which are generally lower than summer rates by an amount that is more than the requested interim relief. A hearing on this matter was held in mid-September and we expect to receive a recommended order from the ALJ in the near future.
          The purpose of the interim surcharge is to minimize the risk of credit rating downgrades by improving APS’ credit metrics until the ACC is able to grant permanent rate relief, allow APS to partially recover already incurred costs related to necessary capital expenditure programs to serve its customers, provide a better opportunity for APS to achieve a return on equity closer to the level deemed reasonable and approved by the ACC in APS’ last rate case, and better position APS to fund customer-centered programs and needed infrastructure and access necessary capital on reasonable terms. The interim base rate surcharge would produce approximately $115 million in annual pretax retail revenues. APS cannot predict the outcome of this matter.
          2007 Retail Rate Order
          As previously disclosed, in June 2007 the ACC issued an order (the “Retail Rate Order”) in a general retail rate case that APS filed in late 2005. The Retail Rate Order approved a $322 million increase in APS’ annual retail base revenues, effective July 1, 2007, which included a $315 million fuel-related

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
          PSA Balance
          The following table shows the changes in the deferred fuel and purchased power regulatory asset for the nine months ended September 30, 2008 and 2007 (dollars in millions):

	Nine Months Ended
	September 30,
	2008	2007
Beginning balance	$111	$160
Deferred fuel and purchased power costs-current period	103	198
Regulatory disallowance	—	(14)
Interest on deferred fuel and purchased power	2	5
Amounts recovered through revenues	(158)	(199)

Ending balance	$58	$150

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Charges can be reflected in APS’ retail rates. On February 13, 2008, the ACC voted to approve APS’ request, subject to refund pending final outcome of FERC proceedings on this matter.
          APS and intervening parties reached and filed a proposed settlement with the FERC on May 29, 2008 that contained some minor variations from the originally proposed formula method used for calculation of the rates. Through the proposed settlement, APS agreed to an initial increase of $28 million in annual transmission revenues, of which $27 million represents Retail Transmission Charges. Pursuant to the proposed settlement agreement, refund of the difference between the originally requested amount and the amount agreed to in the settlement will be netted against the next annual rate change. The refund amount is not expected to have a material impact on our financial position, results of operations or cash flows. On July 25, 2008, the FERC approved the rates and substance of the settlement through a conditional approval of the settlement, subject to the parties’ revision of a procedural provision. The parties submitted their revision, which was accepted by the FERC on October 2, 2008.
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
          Equity Infusion Approval
          On May 2, 2008, Pinnacle West filed a notice with the ACC that would allow Pinnacle West to infuse up to $400 million of equity into APS in the event Pinnacle West deems it appropriate to do so to strengthen or maintain APS’ financial integrity. Under Arizona law and implementing regulatory decisions, Pinnacle West is required to give such notice at least 120 days prior to an equity infusion into APS that exceeds $150 million in a single calendar year. On August 6, 2008, the ACC issued an order permitting the infusion to occur on or before December 31, 2009.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
imports into the APS control area to allow the FERC to make a determination regarding FERC’s generation market power “screens” in the APS control area. The FERC found that the Pinnacle West Companies may charge market-based rates in the PNM and TEP control areas.
          On August 13, 2007, the FERC issued an order on rehearing, reinstating the authority of the Pinnacle West Companies to make sales at market-based rates in all seasons for sales outside of the Phoenix Valley, and in all seasons except the summer for sales within the Phoenix Valley. The Pinnacle West Companies submitted a compliance filing implementing this order to the FERC on October 12, 2007. This compliance filing was accepted conditionally by the FERC in an order issued January 17, 2008. In compliance with the January 17, 2008 order, the Pinnacle West Companies filed a revised mitigation plan to implement cost-based rates for sales in the Phoenix Valley during the summer months. On May 30, 2008, the FERC issued a letter order accepting our mitigation plan. The first summer period under this cost-based mitigation began on June 1, 2008. This proceeding is now concluded.
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
          The following table provides details of the plans’ benefit costs for the three and nine months ended September 30, 2008 and 2007. Also included is the portion of these costs charged to expense, including administrative costs and excluding amounts billed to electric plant participants or capitalized as overhead construction (dollars in millions):

	Pension Benefits				Other Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost-benefits earned during the period	$13	$13	$39	$38	$4	$3	$13	$14
Interest cost on benefit obligation	27	25	83	75	8	6	28	27
Expected return on plan assets	(30)	(27)	(89)	(80)	(10)	(8)	(32)	(32)
Amortization of:
Transition obligation	—	—	—	—	1	1	2	2
Prior service cost	1	1	2	2	—	—	—	—
Net actuarial loss	3	4	8	12	1	1	2	3

Net periodic benefit cost	$14	$16	$43	$47	$4	$3	$13	$14

Portion of cost charged to expense	$6	$7	$19	$21	$2	$2	$6	$6

APS’ share of costs charged to expense	$6	$7	$18	$20	$2	$2	$5	$6

Contributions
          We made a $35 million contribution to our pension plan in September 2008. Adjusted for this contribution, our plan was 94% funded on a cash-funded basis at plan year-end 2007, which is 2% over the minimum cash-funded status required by federal law under the Pension Protection Act of 2006. The contribution to our other postretirement benefit plans in 2008 is estimated to be approximately $11 million, of which $10

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
million has been contributed through October 2008. APS and other subsidiaries fund their share of the contributions. APS’ share is approximately 96% of the plans.
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
          Financial data for the three and nine months ended September 30, 2008 and 2007 and at September 30, 2008 and December 31, 2007 is provided as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating Revenues:
Regulated electricity segment	$1,040	$1,044	$2,493	$2,291
Real estate segment	19	46	103	171
All other (a)	21	115	147	301

Total	$1,080	$1,205	$2,743	$2,763

Net Income (Loss):
Regulated electricity segment	$158	$205	$273	$278
Real estate segment	(6)	6	8	16
All other (a)	—	(2)	—	10

Total	$152	$209	$281	$304

	As of	As of
	September 30, 2008	December 31, 2007
Assets:
Regulated electricity segment	$10,724	$10,356
Real estate segment	568	661
All other (a)	161	145

Total	$11,453	$11,162

(a)	Includes activities related to marketing and trading, APSES and El Dorado. None of these segments is a reportable segment.
8. Income Taxes
          As a result of a change in IRS guidance, we previously claimed a tax deduction related to an APS tax accounting method change on our 2001 federal consolidated income tax return. The accelerated deduction resulted in a $200 million reduction in the current income tax liability and a corresponding

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
increase in the plant-related deferred tax liability on our 2002 financial statements. Our 2001 return was the subject of an IRS review and the IRS finalized its examination in the second quarter of 2008, which included a settlement on the tax accounting method change. As a result of this settlement, we were required to reverse a portion of accelerated deductions previously claimed. Also as a result of this settlement, the favorable resolution of other various tax matters, and the lapse of federal statutes prior to 2004, we recognized income tax benefits of approximately $30 million in the second quarter of 2008, including approximately $23 million related to interest. Additionally, the settlement and lapse of federal statutes have resulted in a net decrease in uncertain tax positions of $107 million through September 30, 2008.
          As of September 30, 2008, the tax year ended December 31, 2005 and all subsequent tax years remain subject to examination by the IRS. With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 1999.
9. Variable-Interest Entities
          In 1986, APS entered into agreements with three separate VIE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. We are not the primary beneficiary of the Palo Verde VIEs and, accordingly, do not consolidate them.
          APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of September 30, 2008, APS would have been required to assume approximately $188 million of debt and pay the equity participants approximately $169 million.
10. Derivative and Energy Trading Accounting
          We use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage our exposure to the commodity price risk inherent in the purchase and sale of power, gas and emission allowances and credits. As of September 30, 2008, we hedged exposures to the price variability of the power and gas commodities for a maximum of 39 months. The changes in market value of such contracts have a high correlation to price changes in the hedged transactions.
          We consider the probability of counterparty default in evaluating the effectiveness of our cash flow hedges and the expected performance of counterparties where we have elected the “normal purchases and sales” exception under FAS 133. Neither our cash flow hedges or our “normal” exception was significantly affected by changes in counterparty credit in the periods presented.
Cash Flow Hedges
          The changes in the fair value of our hedged positions included in the Condensed Consolidated Statements of Income, after consideration of amounts deferred under the PSA, for the three and nine months ended September 30, 2008 and 2007 are comprised of the following (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gains (losses) on the ineffective portion of derivatives qualifying for hedge accounting	$(2,483)	$(239)	$(78)	$1,094
Gains from the discontinuance of cash flow hedges	—	6	—	320
          During the twelve months ending September 30, 2009, we estimate that a net loss of $21 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect of market price changes for the related hedged transactions. To the extent the amounts are eligible for inclusion in the PSA, the amounts will be recorded as either a regulatory asset or liability and have no effect on earnings.
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

	As originally	Reclassifications
	reported in the	as a result of the
	2007	adoption of	After adoption of
Balance Sheet - December 31, 2007	Form 10-K	FIN 39-1	FIN 39-1
Current Assets — Assets from risk management and trading activities	$97,373	$(39,768)	$57,605
Current Assets — Other current assets	34,738	(750)	33,988
Investments and Other Assets — Assets from long-term risk management and trading activities	89,913	(40,985)	48,928

Current Liabilities — Liabilities from risk management and trading activities	65,028	(40,518)	24,510
Deferred Credits and Other — Liabilities from long-term risk management and trading activities	45,686	(40,985)	4,701

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As originally	Reclassifications
	reported in the	as a result of the
Statement of Cash Flows —	September 30,	adoption of	After adoption
Nine months ended September 30, 2007	2007 Form 10-Q	FIN 39-1	of FIN 39-1
Change in other long-term assets	$29,877	$(19,617)	$10,260
Change in margin and collateral accounts — assets	—	(50,367)	(50,367)
Change in risk management and trading — liabilities	(13,959)	13,959	—
Change in other long-term liabilities	54,846	7,922	62,768 (a)
Collateral	(48,103)	48,103	—

(a)	The amount on the Condensed Consolidated Statement of Cash Flows at September 30, 2007 is $1.3 million. The difference is due to additional reclassification of uncertain tax positions. See Note 2.
          The following tables summarize our assets and liabilities from risk management and trading activities presented net in accordance with FIN 39-1 (dollars in thousands):

		Investments		Deferred
	Current	and Other	Current	Credits and	Net Asset
September 30, 2008	Assets	Assets	Liabilities	Other	(Liability)
Mark-to-market	$14,773	$20,507	$(69,886)	$(50,554)	$(85,160)
Margin account	13,019	—	20,841	3,606	37,466
Collateral provided to counterparties	543	—	4,250	—	4,793
Collateral provided from counterparties	(1,801)	—	—	—	(1,801)

Total	$26,534	$20,507	$(44,795)	$(46,948)	$(44,702)

		Investments		Deferred
	Current	and Other	Current	Credits and
December 31, 2007	Assets	Assets	Liabilities	Other	Net Asset
Mark-to-market	$26,333	$48,928	$(30,786)	$(4,701)	$39,774
Margin account	30,650	—	6,148	—	36,798
Collateral provided to counterparties	622	—	128	—	750
Collateral provided from counterparties	—	—	—	—	—

Total	$57,605	$48,928	$(24,510)	$(4,701)	$77,322

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
          See Note 20 for a discussion of SFAS No. 157, “Fair Value Measurements,” which we adopted January 1, 2008.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Credit Risk
          We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including one counterparty for which a worst case exposure represents approximately 56% of Pinnacle West’s $47 million of risk management and trading assets as of September 30, 2008. This exposure relates to a long-term traditional wholesale contract with a counterparty that has very high credit quality. Our risk management process assesses and monitors the financial exposure of this and all other counterparties. Despite the fact that the great majority of trading counterparties’ securities are rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.
11. Comprehensive Income
          Components of comprehensive income for the three and nine months ended September 30, 2008 and 2007 are as follows (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income	$151,586	$208,708	$280,975	$304,232

Other comprehensive loss:
Net unrealized gains (losses) on derivative instruments (a)	(348,207)	(44,715)	12,584	(15,035)
Net reclassification of realized (gains) losses to income (b)	(43,718)	17,989	(82,488)	(1,072)
Net unrealized gains (losses) related to pension and other postretirement benefits (c)	—	605	(10,595)	(43,968)
Reclassification of pension and other postretirement benefits to income	1,175	1,223	3,522	1,702
Income tax benefit related to items of other comprehensive income	153,043	9,764	30,218	22,917

Total other comprehensive loss	(237,707)	(15,134)	(46,759)	(35,456)

Comprehensive income (loss)	$(86,121)	$193,574	$234,216	$268,776

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized for contracted commodities delivered during the period.

(c)	In accordance with the ACC’s June 28, 2007 order in APS’ general rate case, the 2007 amounts primarily include costs that were recorded previously as a regulatory asset and have now been charged to other comprehensive income.
12. Commitments and Contingencies
Palo Verde Nuclear Generating Station
          Spent Nuclear Fuel and Waste Disposal
          Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before at least 2017. In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other Palo Verde owners), filed damages actions against the DOE in the Court of Federal Claims. APS is currently pursuing that damages claim. In August 2008, the United States Court of Appeals for the Federal Circuit issued decisions in three damages actions brought by other nuclear utilities that could result in a decrease in the amount of our recoverable damages; however, additional appeals in those actions are possible and APS continues to monitor the status of those actions. A trial in the APS matter is expected to occur in 2009.
          APS currently estimates it will incur $132 million (in 2008 dollars) over the life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. At September 30, 2008, APS had a regulatory liability of $20 million that represents amounts recovered in retail rates in excess of amounts spent for on-site interim spent fuel storage.
Fuel and Purchased Power Commitments
           Pinnacle West and APS are parties to various fuel and purchased power contracts that include required purchase provisions. Pinnacle West estimates the contract requirements to be approximately $468 million in 2008; $426 million in 2009; $357 million in 2010; $307 million in 2011; $400 million in 2012; and $6.2 billion thereafter. APS estimates the contract requirements to be approximately $425 million in 2008; $426 million in 2009; $357 million in 2010; $307 million in 2011; $400 million in 2012; and $6.2 billion thereafter. However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances. These amounts have increased since the 2007 Form 10-K primarily due to contingent obligations related to renewable energy contracts, primarily the 280MW solar project described in “Portfolio Resources —Alternative Generation Sources” in Part I, Item 1 of the 2007 Form 10-K.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Superfund
          Superfund establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air. Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are PRPs. PRPs may be strictly, and often are jointly and severally, liable for

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
clean-up. On September 3, 2003, the EPA advised APS that the EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (OU3) in Phoenix, Arizona. APS has facilities that are within this Superfund site. APS and Pinnacle West have agreed with the EPA to perform certain investigative activities of the APS facilities within OU3. Because the investigation has not yet been completed and ultimate remediation requirements are not yet finalized, at the present time neither APS nor Pinnacle West can accurately estimate the expenditures that may be required.
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
13. Nuclear Insurance
          The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $118 million, subject to an annual limit of $18 million per incident, to be periodically adjusted for inflation. Based on APS’ interest in the three Palo Verde units, APS’ maximum potential assessment per incident for all three units is approximately $103 million, with an annual payment limitation of approximately $15 million.
          The Palo Verde participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. APS has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units. The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (NEIL). APS is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount of retrospective assessments APS could incur under the current NEIL policies totals approximately $21 million. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. Other Income and Other Expense
          The following table provides detail of other income and other expense for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Other income:
Interest income	$1,082	$2,921	$6,559	$8,283
SunCor other income (a)	710	778	2,347	2,136
Miscellaneous	482	577	1,144	1,557

Total other income	$2,274	$4,276	$10,050	$11,976

Other expense:
Non-operating costs	$(2,226)	$(3,552)	$(8,581)	$(9,207)
Investment losses — net	(4,698)	(2,070)	(12,906)	(1,128)
Miscellaneous	(208)	(1,122)	(616)	(3,350)

Total other expense	$(7,132)	$(6,744)	$(22,103)	$(13,685)

(a)	Includes equity earnings from a real estate joint venture that is a pass-through entity for tax purposes.
15. Guarantees
          We have issued parental guarantees and letters of credit and obtained surety bonds on behalf of our subsidiaries. Our parental guarantees for Pinnacle West Marketing & Trading and APS relate to commodity energy products. Our credit support instruments enable APSES to offer energy-related products and commodity energy. Non-performance or non-payment under the original contract by our subsidiaries would require performance under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s current outstanding guarantees on behalf of our subsidiaries. Our guarantees have no recourse or collateral provisions to allow us to recover amounts paid under the guarantees. The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at September 30, 2008 are as follows (dollars in millions):

	Guarantees		Surety Bonds
		Term		Term
	Amount	(in years)	Amount	(in years)
Parental:
Pinnacle West Marketing & Trading	$2	1	$—	—
APSES	14	1	9	1
APS	4	1	—	—

Total	$20		$9

          At September 30, 2008, Pinnacle West had approximately $7 million of letters of credit related to workers’ compensation expiring in 2009. We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          APS has entered into various agreements that require letters of credit for financial assurance purposes. At September 30, 2008, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million. The letters of credit are available to fund the payment of principal and interest on such debt obligations and expire in 2010. APS has also entered into approximately $78 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 9 for further details on the Palo Verde sale leaseback transactions). These letters of credit expire in 2010. APS intends to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.
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
16. Earnings Per Share
          The following table presents earnings per weighted average common share outstanding for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic earnings per share:
Income from continuing operations	$1.49	$2.01	$2.59	$2.97
Income from discontinued operations	0.01	0.07	0.20	0.07

Earnings per share — basic	$1.50	$2.08	$2.79	$3.04

Diluted earnings per share:
Income from continuing operations	$1.49	$2.00	$2.58	$2.95
Income from discontinued operations	0.01	0.07	0.20	0.07

Earnings per share — diluted	$1.50	$2.07	$2.78	$3.02

          Dilutive stock options and performance shares (which are contingently issuable) increased average common shares outstanding by approximately 268,000 shares and 505,000 shares for the three months ended September 30, 2008 and September 30, 2007, respectively, and by approximately 269,000 shares and 567,000 shares for the nine months ended September 30, 2008 and 2007, respectively.
          Options to purchase 679,000 shares of common stock for the three-month period and 600,778 shares for the nine-month period ended September 30, 2008 were outstanding but were excluded from the computation of diluted earnings per share because the options’ exercise prices were higher than the average market price of the common shares. Options to purchase 610,250 shares of common stock for the three-month period and 115,200 shares for the nine-month period ended September 30, 2007 were outstanding but were excluded from the computation of diluted earnings per share because the options’ exercise prices were higher than the average market price of the common shares.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
17. Discontinued Operations
          SunCor (real estate segment) — In 2008 and 2007, SunCor sold or expects to sell commercial properties that are required to be reported as discontinued operations on Pinnacle West’s Condensed Consolidated Statements of Income in accordance with SFAS No. 144. The following table contains SunCor’s revenue, income before income taxes and income after income taxes classified as discontinued operations on Pinnacle West’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$1	$1	$1	$4
Income before income taxes	2	12	34	11
Income after income taxes	1	7	21	7
18. Nuclear Decommissioning Trust
          To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations. APS invests the trust funds in fixed income securities and domestic equity securities. APS applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” in accounting for investments in decommissioning trust funds, and classifies these investments as available for sale. As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets. Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have recorded the offsetting amount of gains (losses) on investment securities in other regulatory liabilities or assets. The following table summarizes the fair value of APS’ nuclear decommissioning trust fund assets at September 30, 2008 and December 31, 2007 (dollars in millions):

		Total	Total
	Trust Fund	Unrealized	Unrealized
	Assets	Gains	Losses
September 30, 2008
Equity securities — fair value	$143	$37	$(3)
Fixed income securities — fair value	215	3	(6)
Net receivables (a)	2	—	—

Total	$360	$40	$(9)

(a)	Net receivables relate to pending securities sales and purchases.

December 31, 2007
Equity securities — fair value	$175	$68	$—
Fixed income securities — fair value	204	5	(1)

Total	$379	$73	$(1)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          The costs of securities sold are determined on the basis of specific identification. The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Realized gains	$—	$—	$2	$2
Realized losses	(2)	(1)	(4)	(3)
Proceeds from the sale of securities	67	70	256	203
          The fair value of fixed income securities, summarized by contractual maturities, at September 30, 2008 is as follows (dollars in millions):

Fair Value	September 30, 2008
Less than one year	$7
1 year - 5 years	45
5 years - 10 years	41
Greater than 10 years	122

Total	$215

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
          SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was effective for us on January 1, 2008. This guidance provides companies with an option to report selected financial assets and liabilities at fair value. We did not elect the fair value option for any of our financial assets or liabilities. Therefore, SFAS No. 159 did not have an impact on our financial statements.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This guidance requires enhanced disclosures about derivative instruments and hedging activities. The Statement is effective for us on January 1, 2009. We do not expect it to have a material impact on our financial statements.
          In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This guidance clarifies the application of SFAS No 157, “Fair Value Measurements”, in a market that is not active and provides guidance on key considerations in determining the fair value of a financial asset when the market for the asset is not active. We adopted this guidance in the third quarter of 2008. It did not have a material impact on our financial statements. See Note 20 for a discussion of fair value measurements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
          SFAS No. 157 requires companies to disclose the fair value of certain assets and liabilities according to a fair value hierarchy. This hierarchy ranks the quality and reliability of the inputs used to determine fair values, which are then classified and disclosed in one of three categories. The three levels of the fair value hierarchy are:
•	Level 1 — quoted prices in active markets for identical assets or liabilities.

•	Level 2 — quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable.

•	Level 3 — model-derived valuations with unobservable inputs that are supported by little or no market activity.
          As required by SFAS No. 157, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table presents the fair value at September 30, 2008 of our assets and liabilities that are measured at fair value on a recurring basis for Pinnacle West Consolidated (substantially all of this fair value is recorded at APS) (dollars in millions):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable		Balance at
	Assets	Inputs	Inputs	Counterparty	September 30,
Pinnacle West:	(Level 1)	(Level 2)	(Level 3)	Netting	2008
Assets
Risk management and trading activities (a)	$29	$65	$32	$(91)	$35
Nuclear decommissioning trust (b)	33	325	—	—	358

Total	$62	$390	$32	$(91)	$393

Liabilities
Risk management and trading activities (a)	$(45)	$(114)	$(52)	$91	$(120)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)	Excludes $37 million of margin account asset and net collateral of $3 million. See Notes 10 and S-1.

(b)	The nuclear decommissioning trust invests in fixed income securities directly, and equity securities indirectly through commingled funds. Commingled funds are valued based on the fund share price and are classified within Level 2. The commingled funds’ underlying investments would be Level 1 if the investments were held directly by the trust. The trust fund investments have been established to satisfy APS’ nuclear decommissioning obligations, (see Note 18).
          The following table shows the changes in fair value for assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2008 for Pinnacle West Consolidated (substantially all of this fair value is recorded at APS) (dollars in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Net derivative asset balance at beginning of period	$7	$8
Total net gains (losses) realized/ unrealized:
Included in earnings	31	(8)
Included in OCI	(11)	(3)
Deferred as a regulatory asset or liability	(37)	(23)
Purchases, issuances, and settlements	—	—
Level 3 transfers (a)	(10)	6

Net derivative liability balance at end of period	$(20)	$(20)

Net unrealized losses included in earnings related to instruments still held as of September 30, 2008	$23	$3

(a)	Transfers reflect fair market value as of the beginning of the quarter.
We did not have any non-recurring fair value measurements during the quarter that required disclosure.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended
	September 30,
	2008	2007
ELECTRIC OPERATING REVENUES	$1,042,084	$1,047,062

OPERATING EXPENSES
Fuel and purchased power	421,632	409,878
Operations and maintenance	206,526	171,963
Depreciation and amortization	96,769	92,834
Income taxes	86,484	99,469
Other taxes	28,018	34,774

Total	839,429	808,918

OPERATING INCOME	202,655	238,144

OTHER INCOME (DEDUCTIONS)
Income taxes	1,909	1,262
Allowance for equity funds used during construction	4,673	5,235
Other income (Note S-3)	1,462	4,083
Other expense (Note S-3)	(9,458)	(3,303)

Total	(1,414)	7,277

INTEREST DEDUCTIONS
Interest on long-term debt	40,841	40,232
Interest on short-term borrowings	2,563	2,715
Debt discount, premium and expense	1,162	1,162
Allowance for borrowed funds used during construction	(3,079)	(2,945)

Total	41,487	41,164

NET INCOME	$159,754	$204,257

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
ELECTRIC OPERATING REVENUES	$2,498,743	$2,307,081

OPERATING EXPENSES
Fuel and purchased power	1,022,762	889,480
Operations and maintenance	582,480	508,528
Depreciation and amortization	286,615	271,519
Income taxes	113,194	145,294
Other taxes	93,549	103,884

Total	2,098,600	1,918,705

OPERATING INCOME	400,143	388,376

OTHER INCOME (DEDUCTIONS)
Income taxes	4,863	1,617
Allowance for equity funds used during construction	16,211	14,874
Other income (Note S-3)	4,560	12,872
Other expense (Note S-3)	(21,546)	(10,976)

Total	4,088	18,387

INTEREST DEDUCTIONS
Interest on long-term debt	123,733	120,707
Interest on short-term borrowings	8,931	6,748
Debt discount, premium and expense	3,482	3,477
Allowance for borrowed funds used during construction	(10,687)	(7,833)

Total	125,459	123,099

NET INCOME	$278,772	$283,664

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30,	December 31,
	2008	2007
ASSETS

UTILITY PLANT
Electric plant in service and held for future use	$12,023,814	$11,582,862
Less accumulated depreciation and amortization	4,099,358	3,994,777

Net	7,924,456	7,588,085

Construction work in progress	572,283	622,693
Intangible assets, net of accumulated amortization	133,681	105,225
Nuclear fuel, net of accumulated amortization	97,756	69,271

Total utility plant	8,728,176	8,385,274

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 18)	359,697	379,347
Assets from long-term risk management and trading activities (Note S-1)	20,496	41,603
Other assets	63,942	69,570

Total investments and other assets	444,135	490,520

CURRENT ASSETS
Cash and cash equivalents	75,838	52,151
Customer and other receivables	511,314	402,244
Allowance for doubtful accounts	(3,587)	(4,265)
Materials and supplies (at average cost)	162,969	149,759
Fossil fuel (at average cost)	28,109	27,792
Assets from risk management and trading activities (Note S-1)	23,205	34,087
Deferred income taxes	31,571	38,707
Other current assets	15,132	16,545

Total current assets	844,551	717,020

DEFERRED DEBITS
Deferred fuel and purchased power regulatory asset (Note 5)	57,703	110,928
Other regulatory assets	559,837	514,353
Unamortized debt issue costs	22,519	24,373
Other deferred debits	72,953	78,934

Total deferred debits	713,012	728,588

TOTAL ASSETS	$10,729,874	$10,321,402

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30,	December 31,
	2008	2007
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,117,789	2,105,466
Retained earnings	1,227,830	1,076,557
Accumulated other comprehensive income (loss) (Note S-2):
Pension and other postretirement benefits	(26,195)	(21,782)
Derivative instruments	(20,593)	13,038

Common stock equity	3,476,993	3,351,441
Long-term debt less current maturities (Note 4)	2,850,175	2,876,881

Total capitalization	6,327,168	6,228,322

CURRENT LIABILITIES
Short-term borrowings	269,580	218,000
Current maturities of long-term debt (Note 4)	930	978
Accounts payable	267,295	239,923
Accrued taxes (Note 8)	238,774	374,444
Accrued interest	40,936	38,262
Customer deposits	77,528	71,376
Liabilities from risk management and trading activities (Note S-1)	44,003	19,921
Other current liabilities	142,862	92,802

Total current liabilities	1,081,908	1,055,706

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,437,537	1,250,028
Regulatory liabilities	630,825	642,564
Liability for asset retirements	271,814	281,903
Pension and other postretirement liabilities (Note 6)	469,802	469,945
Customer advances for construction	129,941	94,801
Liabilities from long-term risk management and trading activities (Note S-1)	46,937	4,573
Other	333,942	293,560

Total deferred credits and other	3,320,798	3,037,374

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$10,729,874	$10,321,402

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$278,772	$283,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	312,022	296,318
Deferred fuel and purchased power	(104,774)	(203,065)
Deferred fuel and purchased power amortization	157,999	198,677
Deferred fuel and purchased power regulatory disallowance	—	14,370
Allowance for equity funds used during construction	(16,211)	(14,874)
Deferred income taxes	220,180	36,646
Changes in mark-to-market valuations	190	(3,785)
Changes in current assets and liabilities:
Customer and other receivables	(110,450)	(152,467)
Materials, supplies and fossil fuel	(13,527)	(29,786)
Other current assets	2,774	13
Accounts payable	40,339	(26,687)
Other current liabilities	66,155	114,399
Change in unrecognized tax benefits	(104,523)	26,538
Change in other long-term assets	41,379	11,688
Change in other long-term liabilities	11,968	9,708

Net cash flow provided by operating activities	782,293	561,357

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(681,775)	(700,317)
Contributions in aid of construction	40,950	24,447
Allowance for borrowed funds used during construction	(10,687)	(7,833)
Purchases of investment securities	—	(36,525)
Proceeds from sale of investment securities	—	69,225
Proceeds from nuclear decommissioning trust sales	255,706	203,014
Investment in nuclear decommissioning trust	(271,263)	(218,570)
Other	4,267	(62)

Net cash flow used for investing activities	(662,802)	(666,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Equity infusion	7,601	39,548
Short-term borrowings and payments-net	51,580	150,000
Dividends paid on common stock	(127,500)	(127,500)
Repayment and reacquisition of long-term debt	(27,485)	(1,244)

Net cash flow provided by (used for) financing activities	(95,804)	60,804

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,687	(44,460)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,151	81,870

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,838	$37,410

Supplemental disclosure of cash flow information Cash paid during the year for:
Income taxes, net of refunds	$25,710	$70,083
Interest, net of amounts capitalized	$119,302	$124,186
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

S-1. Derivative and Energy Trading Accounting
          APS uses derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage its exposure to the commodity price risk inherent in the purchase and sale of power, gas and emission allowances and credits. As of September 30, 2008, APS hedged exposures to the price variability of the power and gas commodities for a maximum of 39 months. The changes in the market value of such contracts have a high correlation to price changes in the hedged transactions.
Cash Flow Hedges
          The changes in the fair value of APS’ hedged positions included in the APS Condensed Statements of Income, after consideration of amounts deferred under the PSA, for the three and nine months ended September 30, 2008 and 2007 were comprised of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gains (losses) on the ineffective portion of derivatives qualifying for hedge accounting	$(2,483)	$(239)	$(78)	$1,094
Gains from the discontinuance of cash flow hedges	—	—	—	150
          During the twelve months ending September 30, 2009, APS estimates that a net loss of $23 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect of market price changes for the related hedged transactions. To the extent the amounts are eligible for inclusion in the PSA, the amounts will be recorded as either a regulatory asset or liability and have no effect on earnings.
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

	As originally	Reclassifications
	reported in the	as a result of the	After
	2007	adoption of	adoption of
Balance Sheet - December 31, 2007	Form 10-K	FIN 39-1	FIN 39-1
Current Assets – Assets from risk management and trading activities	$73,854	$(39,767)	$34,087
Current Assets – Other current assets	17,296	(751)	16,545
Investments and Other Assets – Assets from long-term risk management and trading activities	82,588	(40,985)	41,603

Current Liabilities – Liabilities from risk management and trading activities	60,439	(40,518)	19,921
Deferred Credits and Other – Liabilities from long-term risk management and trading activities	45,558	(40,985)	4,573

	As originally	Reclassifications
	reported in the	as a result of the	After
Statement of Cash Flows –	September 30,	adoption of	adoption of
Nine months ended September 30, 2007	2007 Form 10-Q	FIN 39-1	FIN 39-1
Change in other long-term assets	$31,960	$(20,272)	$11,688
Change in risk management and trading- liabilities	(1,952)	1,952	—
Change in other long-term liabilities	60,390	15,829	76,219 (a)
Collateral	(2,491)	2,491	—

(a)	The amount on the Condensed Statement of Cash Flows at September 30, 2007 is $9.7 million. The difference is due to addtional reclassifications of uncertain tax positions. See note 2.
          The following tables summarize APS’ assets and liabilities from risk management and trading activities presented net in accordance with FIN 39-1 (dollars in thousands):

		Investments		Deferred
	Current	and Other	Current	Credits and	Net Asset
September 30, 2008	Assets	Assets	Liabilities	Other	(Liability)
Mark-to-market	$11,444	$20,496	$(69,094)	$(50,543)	$(87,697)
Margin account	13,019	—	20,841	3,606	37,466
Collateral provided to counterparties	543	—	4,250	—	4,793
Collateral provided from counterparties	(1,801)	—	—	—	(1,801)

Total	$23,205	$20,496	$(44,003)	$(46,937)	$(47,239)

		Investments		Deferred
	Current	and Other	Current	Credits and
December 31, 2007	Assets	Assets	Liabilities	Other	Net Asset
Mark-to-market	$2,815	$41,603	$(26,197)	$(4,573)	$13,648
Margin account	30,650	—	6,148	—	36,798
Collateral provided to counterparties	622	—	128	—	750
Collateral provided from counterparties	—	—	—	—	—

Total	$34,087	$41,603	$(19,921)	$(4,573)	$51,196

          We maintain a margin account with a broker to support our risk management and trading activities. Cash is deposited with the broker in this account at the time futures or options contracts are initiated. The change in market value of these contracts (reflected in mark-to-market) requires adjustment of the margin account balance.
          See Note 20 for a discussion of SFAS No. 157, “Fair Value Measurements,” which we adopted January 1, 2008.
S-2. Comprehensive Income
          Components of APS’ comprehensive income for the three and nine months ended September 30, 2008 and 2007 are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$159,754	$204,257	$278,772	$283,664

Other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments (a)	(334,384)	(35,322)	6,984	(10,558)
Net reclassification of realized (gains) losses to income (b)	(39,115)	23,324	(62,444)	17,795
Net unrealized losses related to pension benefits (c)	—	—	(10,279)	(44,613)
Reclassification of pension and other postretirement benefits to income	1,000	1,005	3,001	1,005
Income tax benefit related to items of other comprehensive income	146,616	4,314	24,694	14,272

Total other comprehensive loss	(225,883)	(6,679)	(38,044)	(22,099)

Comprehensive income (loss)	$(66,129)	$197,578	$240,728	$261,565

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized gains and losses for contracted commodities delivered during the period.

(c)	In accordance with the ACC’s June 28, 2007 order in APS’ general rate case, the 2007 amounts primarily include costs that were recorded previously as a regulatory asset and have now been charged to other comprehensive income.
S-3. Other Income and Other Expense
          The following table provides detail of APS’ other income and other expense for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Other income:
Interest income	$739	$2,771	$3,064	$7,630
Investment gains – net	—	315	—	2,832
Miscellaneous	723	997	1,496	2,410

Total other income	$1,462	$4,083	$4,560	$12,872

Other expense:
Non-operating costs (a)	$(2,779)	$(2,690)	$(8,966)	$(7,924)
Asset dispositions	(2,168)	(156)	(2,999)	(1,524)
Investment losses – net	(3,066)	—	(5,929)	—
Miscellaneous	(1,445)	(457)	(3,652)	(1,528)

Total other expense	$(9,458)	$(3,303)	$(21,546)	$(10,976)

(a)	As defined by the FERC, includes below-the-line non-operating utility income and expense (items excluded from utility rate recovery).
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
          Customer growth in APS’ service territory is an important driver of our revenues and earnings. Customer growth averaged 4.0% a year for the three years 2005 through 2007. We currently expect customer growth and retail electricity sales growth (excluding the effects of weather variations) to average about 1% per year during 2008 through 2010 due to factors reflecting economic conditions both nationally and in

Arizona. These economic conditions are reflected in the recent volatility and disruption in credit markets (see Note 4). As discussed in detail under “Pinnacle West Consolidated – Liquidity and Capital Resources” below, Pinnacle West and APS have ample borrowing capacity under their respective credit facilities and have been able to access these facilities, ensuring adequate liquidity for each company.
          Our cash flows and profitability are affected by the rates APS may charge and the timely recovery of costs through those rates. APS’ retail rates are regulated by the ACC and its wholesale electric rates (primarily for transmission) are regulated by the FERC. APS’ capital expenditure requirements, which are discussed below under “Liquidity and Capital Resources,” are substantial because of customer growth in APS’ service territory, inflationary impacts on the capital budget and increased generation, environmental and reliability costs, highlighting APS’ need for the timely recovery through rates of these and other expenditures. See “Pinnacle West Consolidated – Factors Affecting Our Financial Outlook” below. On March 24, 2008, APS filed a rate case with the ACC, which it updated on June 2, 2008, requesting, among other things, an increase in rates to help defray rising infrastructure costs, approval of an impact fee and approval of new conservation rates. Details of the current ACC rate case, a request for an interim increase related to this rate case, and other retail and wholesale rate matters are discussed in Note 5.
          SunCor, our real estate development subsidiary, has been an important source of earnings in recent years, although SunCor’s earnings in 2007 and expected earnings in 2008 reflect the weak real estate market and current economic conditions. See discussion below in “Pinnacle West Consolidated – Factors Affecting our Financial Outlook – Subsidiaries.” Our subsidiary, APSES, provides energy-related products and services to commercial and industrial retail customers in the western United States. El Dorado, our investment subsidiary, owns minority interests in several energy-related investments and Arizona community-based ventures.
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
          The following table presents income from continuing operations for our regulated electricity and real estate segments and reconciles those amounts to net income in total for the three months and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Regulated electricity segment	$158	$205	$273	$278
Real estate segment	(7)	(1)	(13)	9
All other (a)	—	(2)	—	10

Income from continuing operations	151	202	260	297
Income from discontinued operations, real estate segment – net of tax (b)	1	7	21	7

Net income	$152	$209	$281	$304

(a)	Includes activities related to marketing and trading, APSES and El Dorado. None of these segments is a reportable segment.

(b)	Primarily relates to commercial property sales.
PINNACLE WEST CONSOLIDATED – RESULTS OF OPERATIONS
Operating Results – Three-month period ended September 30, 2008 compared with three-month period ended September 30, 2007
          Our consolidated net income decreased approximately $57 million, from $209 million for the three months ended September 30, 2007 to $152 million for the comparable current-year period. Various factors contributed to this decrease, including lower mark-to-market valuations of fuel and purchased power contracts related to changes in market prices, higher operations and maintenance expenses, the effects of more average temperatures on retail sales, and lower sales by our real estate subsidiary resulting from the weak real estate market.
          Additional details of these and other factors that increased (decreased) net income for the three-month period ended September 30, 2008 compared with the prior-year period are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment:
Lower mark-to-market valuations of fuel and purchased power contracts related to changes in market prices, net of related PSA deferrals	$(28)	$(17)
Effects of more normal weather on retail sales	(23)	(14)
Transmission rate increases (including related retail rates)	12	7
Higher retail sales primarily due to customer growth, excluding weather effects	10	6
Operations and maintenance expense increases primarily due to:
Increased customer service and other costs, including distribution system reliability	(21)	(13)
Increased generation costs, including more planned maintenance	(12)	(7)
Income tax benefits related to prior years resolved in 2007	—	(10)
Miscellaneous items, net	2	1

Decrease in regulated electricity segment net income	(60)	(47)
Lower real estate segment income from continuing operations primarily due to lower land parcel and home sales resulting from the weak real estate market	(10)	(6)
Other miscellaneous items, net	3	2

Decrease in income from continuing operations	$(67)	(51)

Decrease in real estate segment income from discontinued operations primarily due to decreased commercial property sales		(6)

Decrease in net income		$(57)

Regulated Electricity Segment Revenues
          Regulated electricity segment revenues were $3 million lower for the three months ended September 30, 2008 compared with the prior-year period primarily because of:
•	a $36 million decrease in retail revenue due to the effects of more normal weather;

•	a $14 million decrease in retail revenues related to recovery of PSA deferrals, which had no earnings effect because of lower amortization of the same amount recorded as fuel and purchased power expense;

•	a $16 million increase in retail revenues primarily related to customer growth, excluding weather effects;

•	a $12 million increase due to transmission rate increases (including related retail rates);

•	a $7 million increase in revenues related to long-term traditional wholesale contracts;

•	a $5 million increase in renewable energy surcharges offset in operations and maintenance expense; and

•	a $7 million net increase due to miscellaneous factors.

Real Estate Segment Revenues
          Real estate segment revenues were $28 million lower for the three months ended September 30, 2008 compared with the prior-year period primarily due to lower land parcel and home sales as a result of the weak real estate market.
All Other Revenues
          All other revenues were $94 million lower for the three months ended September 30, 2008 compared with the prior-year period primarily due to planned reductions of APSES’ retail commodity-related energy services and other marketing and trading activities.
Operating Results – Nine-month period ended September 30, 2008 compared with nine-month period ended September 30, 2007
          Our consolidated net income decreased approximately $23 million, from $304 million for the nine months ended September 30, 2007 to $281 million for the comparable current-year period. Various factors contributed to this decrease, including higher operations and maintenance expenses, the effects of weather on retail sales, and lower sales by our real estate subsidiary resulting from the weak real estate market.
          Additional details of these and other factors that increased (decreased) net income for the nine-month period ended September 30, 2008 compared with the prior-year period are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment:
Impacts of retail rate increase effective July 1, 2007 and transmission rate increases:
Retail revenue increase primarily related to higher Base Fuel Rate	$156	$95
Decreased deferred fuel and purchased power costs related to higher Base Fuel Rate	(141)	(86)
Transmission rate increases (including related retail rates)	22	13
Regulatory disallowance in 2007	14	8
Higher retail sales primarily due to customer growth, excluding weather effects	22	13
Increased revenues, net of fuel and purchased power costs, related to long-term traditional wholesale contracts	8	5
Effects of weather on retail sales	(42)	(26)
Operations and maintenance expense increases primarily due to:
Increased customer service and other costs, including distribution system reliability	(41)	(25)
Increased generation costs, including more planned maintenance and overhauls	(27)	(16)
Higher depreciation and amortization primarily due to higher plant balances	(15)	(9)
Lower taxes other than income taxes primarily due to decreased property tax assessments	10	6
Higher other expense net of income, primarily due to losses on investments	(9)	(5)
Income tax benefits related to prior years resolved in 2008	—	30
Income tax benefits related to prior years resolved in 2007	—	(13)
Miscellaneous items, net	7	5

Decrease in regulated electricity segment net income	(36)	(5)
Lower real estate segment income from continuing operations primarily due to lower land parcel and home sales resulting from the weak real estate market	(36)	(22)
Lower marketing and trading contribution primarily due to lower sales volumes	(24)	(15)
Other miscellaneous items, net	10	5

Decrease in income from continuing operations	$(86)	(37)

Increase in real estate segment income from discontinued operations primarily related to a commercial property sale		14

Decrease in net income		$(23)

Regulated Electricity Segment Revenues
          Regulated electricity segment revenues were $202 million higher for the nine months ended September 30, 2008 compared with the prior-year period primarily because of:
•	a $156 million increase in retail revenues due to a rate increase effective July 1, 2007;

•	a $35 million increase in revenues from Off-System Sales due to higher prices and volumes;

•	a $33 million increase in retail revenues primarily related to customer growth, excluding weather effects;

•	a $22 million increase due to transmission rate increases (including related retail rates);

•	a $19 million increase in revenues related to long-term traditional wholesale contracts;

•	a $10 million increase in renewable energy surcharges offset in operations and maintenance expense;

•	a $60 million decrease in retail revenue due to the effects of weather;

•	a $40 million decrease in retail revenues related to recovery of PSA deferrals, which had no earnings effect because of lower amortization of the same amount recorded as fuel and purchased power expense; and

•	a $27 million net increase due to miscellaneous factors.
Real Estate Segment Revenues
          Real estate segment revenues were $68 million lower for the nine months ended September 30, 2008 compared with the prior-year period primarily due to lower land parcel and home sales as a result of the weak real estate market.
All Other Revenues
          All other revenues were $154 million lower for the nine months ended September 30, 2008 compared with the prior-year period primarily due to planned reductions of APSES’ retail commodity-related energy services and other marketing and trading activities.
PINNACLE WEST CONSOLIDATED – LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
          The following table presents net cash provided by (used for) operating, investing and financing activities for the nine months ended September 30, 2008 and 2007 (dollars in millions):

	Nine Months Ended
	September 30,
	2008	2007
Net cash flow provided by operating activities	$784	$477
Net cash flow used for investing activities	(597)	(678)
Net cash flow provided by (used for) financing activities	(139)	157
          The increase of approximately $307 million in net cash provided by operating activities is primarily due to lower real estate investments resulting from the weak real estate market; increased collateral and margin cash collected as a result of changes in commodity prices; lower current income taxes; increased retail revenue related to higher Base Fuel Rates; and changes in working capital.
          The decrease of approximately $81 million in net cash used for investing activities is primarily due to a real estate commercial property sale in 2008 and lower levels of capital expenditures (see table and discussion below), partially offset by lower cash proceeds from the net sales and purchases of investments.
          The increase of approximately $296 million in net cash used for financing activities is primarily due to lower levels of short-term debt as a result of higher cash from operations and lower levels of long-term debt as a result of the proceeds from the sale of a real estate commercial property in 2008.
Liquidity
          Capital Expenditure Requirements
          The following table summarizes the actual capital expenditures for the nine months ended September 30, 2007 and 2008 and estimated capital expenditures, net of contributions in aid of construction, for the next three years:
CAPITAL EXPENDITURES
(dollars in millions)

	Nine Months Ended		Estimated for the Year Ended
	September 30,		December 31,
	2007	2008	2008	2009	2010
APS
Distribution	$306	$258	$370	$270	$260
Generation (a)	259	244	370	330	310
Transmission	97	109	180	260	100
Other (b)	10	22	40	40	40

Subtotal	672	633	960	900	710
SunCor (c)	132	36	40	20	70
Other	2	7	10	5	30

Total	$806	$676	$1,010	$925	$810

(a)	Generation includes nuclear fuel expenditures of approximately $90 million to $120 million per year for 2008, 2009 and 2010.

(b)	Primarily information systems and facilities projects.

(c)	Primarily capital expenditures for residential, land development and retail and office building construction reflected in “Expenditures for real estate investments” and “Capital expenditures” on the Condensed Consolidated Statements of Cash Flows.
          Distribution and transmission capital expenditures are comprised of infrastructure additions and upgrades, capital replacements, new customer construction and related information systems and facility costs. Examples of the types of projects included in the forecast include power lines, substations, line extensions to new residential and commercial developments and upgrades to customer information systems, partially offset by contributions in aid of construction in accordance with APS’ line extension policy. See “Line Extension

Schedule” in Note 3 of the 2007 Form 10-K for details regarding changes in early 2008 to the line extension policy.
          Generation capital expenditures are comprised of various improvements to APS’ existing fossil and nuclear plants. Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment such as turbines, boilers and environmental equipment. Environmental expenditures differ for each of the years 2008, 2009 and 2010, with the lowest year estimated at approximately $30 million, and the highest year estimated at approximately $100 million. We are also monitoring the status of certain environmental matters, which, depending on their final outcome, could require modification to our environmental expenditures. (See “Business of Arizona Public Service Company – Environmental Matters – Regional Haze Rules” in Item 1 of the 2007 Form 10-K and “Environmental Matters – Mercury” in Part II, Item 5 below.)
          In early 2008, we announced and began implementing a cost reduction effort that included the elimination of approximately $200 million of capital expenditures for the years 2008-2012. These capital expenditure reductions, as they relate to the years 2008 – 2010, are reflected in the estimates provided above. In addition, we recently announced and completed a capital expenditure reduction analysis due primarily to our reduced customer growth outlook as well as the deferral of upgrades and other capital projects. Anticipated capital expenditure reductions in distribution (net of amounts for projected line extensions), transmission and general plant under this program exceed $500 million over the years 2009 – 2011. These capital expenditure reductions, as they relate to the years 2008 – 2010, are reflected in the estimates provided above. (See “Pinnacle West Consolidated – Factors Affecting Our Financial Outlook – Customer and Sales Growth” below for additional information on our growth outlook.)
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
          Our primary sources of cash are dividends from APS, external debt and equity financings and cash distributions from our other subsidiaries, primarily SunCor. An existing ACC order requires APS to maintain a common equity ratio of at least 40% and prohibits APS from paying common stock dividends if the payment would reduce its common equity below that threshold. As defined in the ACC order, the common equity ratio is common equity divided by the sum of common equity and long-term debt, including current maturities of long-term debt. At September 30, 2008, APS’ common equity ratio, as defined, was approximately 55%.
          The credit and liquidity markets experienced significant stress beginning the week of September 15, 2008. Pinnacle West and APS have been able to access existing credit facilities, ensuring adequate liquidity. Cash on hand is being invested in money market funds consisting of U.S. Treasury and government agency securities and repurchase agreements collateralized fully by U.S. Treasury and government agency securities.
          Pinnacle West sponsors a qualified defined benefit and account balance pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. IRS regulations require us to contribute a minimum amount to the qualified plan. We contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of plan assets and our pension obligation. The assets in the plan are comprised of fixed-income, equity and short-term investments. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions. We contributed approximately $52 million in 2007. We made a $35 million contribution to our pension plan in September 2008. Adjusted for this contribution, our plan was 94% funded on a cash-funded basis at plan year-end 2007, which is 2% over the minimum cash-funded status required by federal law under the Pension Protection Act of 2006. The expected contribution to our other postretirement benefit plans in 2008 is estimated to be approximately $11 million, of which $10 million has been contributed through October 2008. APS and other subsidiaries fund their share of the contributions. APS’ share is approximately 96% of both plans.
          On October 22, 2008, the Pinnacle West Board of Directors declared a quarterly dividend of $0.525 per share of common stock, payable on December 1, 2008, to shareholders of record on November 3, 2008.
          Pinnacle West has a $300 million revolving credit facility that terminates in December 2010. Credit commitments totaling approximately $17 million from Lehman Brothers are no longer available due to its September 2008 bankruptcy filing. The remaining $283 million revolver is available to support the issuance of up to $250 million in commercial paper or to be used as bank borrowings, including issuances of letters of credit. At September 30, 2008, Pinnacle West had outstanding $127 million of borrowings under its revolving credit facility, approximately $7 million of letters of credit and $40 million of commercial paper. Pinnacle West had remaining capacity available under its revolver of approximately $109 million and had cash and investments of approximately $19 million.
          See “Equity Infusion Approval” in Note 5 for information regarding Pinnacle West’s approval from the ACC regarding a potential equity infusion into APS of up to $400 million.
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
          On September 11, 2008, APS repurchased at par two series of pollution control bonds that had no credit enhancements. These bonds were $7 million of its 1996 Series A Coconino County Pollution Control Bonds and $20 million of its 1999 Series A Coconino County Pollution Control Bonds (“Repurchased Bonds”). APS borrowed funds under its revolving lines of credit to re-purchase the bonds as permitted under the bond indenture. APS intends to keep the $27 million outstanding under its line of credit until the Repurchased Bonds are sold to third parties in the near future.
          APS has two committed revolving credit facilities totaling $900 million that are available either to support the issuance of up to $250 million in commercial paper or to be used for bank borrowings, including issuances of letters of credit. The $400 million revolver terminates in December 2010 and the $500 million revolver terminates in September 2011. Credit commitments totaling about $34 million from Lehman Brothers are no longer available due to its September 2008 bankruptcy filing. At September 30, 2008, APS had borrowings of approximately $270 million and no letters of credit under its revolving lines of credit. APS had no commercial paper outstanding at September 30, 2008. At September 30, 2008, APS had remaining capacity available under its revolvers of $596 million and had cash and investments of approximately $76 million.
          See “Cash Flow Hedges” in Note 10 for information related to the change in our margin account.
          Other Subsidiaries
          During the past three years, SunCor funded its cash requirements with cash from operations and its own external financings. SunCor’s capital needs consist primarily of capital expenditures for residential, land development and retail and office building construction. See the capital expenditures table above for actual capital expenditures during the nine months ended September 30, 2007 and 2008 and projected capital expenditures for the next three years. SunCor expects to fund its future capital requirements with cash from operations and external financings. See Note 4 for a discussion of SunCor’s outstanding debt obligations.
          El Dorado expects minimal capital requirements over the next three years and intends to focus on prudently realizing the value of its existing investments.
          APSES expects minimal capital expenditures over the next three years.
          Debt Provisions
          Pinnacle West’s and APS’ debt covenants related to their respective bank financing arrangements include debt to capitalization ratios. Certain of APS’ bank financing arrangements also include an interest coverage test. Pinnacle West and APS comply with these covenants and each anticipates it will continue to meet these and other significant covenant requirements. For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%. At September 30, 2008, the ratio was approximately 49% for Pinnacle West and 46% for APS. The provisions regarding interest coverage require minimum cash coverage of two times the interest requirements for APS. The interest coverage was approximately 4.7 times under APS’ bank financing agreements as of September 30, 2008. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt. See further discussion of “cross-default” provisions below.
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
          See Note 4 for further discussions.
          Credit Ratings
          The ratings of securities of Pinnacle West and APS as of October 30, 2008 are shown below. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’ securities and serve to increase the cost of and access to capital. It may also require additional collateral related to certain derivative instruments, natural gas transportation, fuel supply, and other energy-related contracts.

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
          APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of September 30, 2008, APS would have been required to assume approximately $188 million of debt and pay the equity participants approximately $169 million.
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
Contractual Obligations
          Our future contractual obligations related to fuel and purchased power contracts have increased from approximately $3.1 billion at December 31, 2007 to $8.2 billion at September 30, 2008 as follows (dollars in billions):

2008	2009-2010	2011-2012	Thereafter	Total

$0.5	$0.8	$0.7	$6.2	$8.2
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
          SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was effective for us on January 1, 2008. This guidance provides companies with an option to report selected financial assets and liabilities at fair value. We did not elect the fair value option for any of our financial assets or liabilities. Therefore, SFAS No. 159 did not have an impact on our financial statements.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This guidance requires enhanced disclosures about derivative instruments and hedging activities. The Statement is effective for us on January 1, 2009. We do not expect it to have a material impact on our financial statements.
          In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This guidance clarifies the application of SFAS No 157, “Fair Value Measurements”, in a market that is not active and provides guidance on key considerations in determining the fair value of a financial asset when the market for the asset is not active. We adopted this guidance in the third quarter of 2008. It did not have a material impact on our financial statements. See Note 20 for a discussion of fair value measurements.
PINNACLE WEST CONSOLIDATED – FACTORS AFFECTING
OUR FINANCIAL OUTLOOK
Factors Affecting Operating Revenues, Fuel and Purchased Power Costs
          General Electric operating revenues are derived from sales of electricity in regulated retail markets in Arizona and, to a lesser extent, from competitive retail and wholesale power markets in the western United States. For the years 2005 through 2007, retail electric revenues comprised approximately 84% of our total electric operating revenues. Our electric operating revenues are affected by electricity sales volumes related to customer growth, variations in weather from period to period, customer mix, average usage per customer, electricity rates and tariffs and the recovery of PSA deferrals. Off-System Sales are included in regulated electricity segment revenues and related fuel and purchased power because they are credited to APS’ retail customers through the PSA. These revenue transactions are affected by the availability of excess economic generation or other energy resources and wholesale market conditions, including demand and prices.
          Rate Proceedings Our cash flows and profitability are affected by the rates APS may charge and the timely recovery of costs through those rates. APS’ retail rates are regulated by the ACC and its wholesale electric rates (primarily for transmission) are regulated by the FERC. APS’ capital expenditure requirements, which are discussed above under “Liquidity and Capital Resources – Capital Expenditure Requirements,” are substantial because of customer growth in APS’ service territory, inflationary impacts on the capital budget and increased generation, environmental and reliability costs, highlighting APS’ need for the timely recovery through rates of these and other expenditures. On March 24, 2008, and later updated on June 2, 2008, APS filed a rate case with the ACC requesting, among other things, an increase in rates to help defray rising infrastructure costs, approval of an impact fee and approval of new conservation rates. Details of the current ACC rate case, a request for an interim increase related to this rate case, and other retail and wholesale rate matters are discussed in Note 5.
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
          Customer and Sales Growth The customer and sales growth referred to in this paragraph apply to Native Load customers and sales to them. Customer growth in APS’ service territory for the nine-month period ended September 30, 2008 was 1.6% compared with the prior-year period. Customer growth averaged 4.0% a year for the three years 2005 through 2007. We currently expect customer growth to decline, averaging about 1% per year for 2008 through 2010 due to factors reflecting the economic conditions both nationally and in Arizona; however, uncertainty surrounding current and future financial and economic conditions has decreased the visibility into our expected customer growth path in the near-term. For the three years 2005 through 2007, APS’ actual retail electricity sales in kilowatt-hours grew at an average annual rate of 4.9%; adjusted to exclude the effects of weather variations, such retail sales growth averaged 4.0% a year. We currently estimate that total retail electricity sales in kilowatt-hours will grow about 1% on average per year during 2008 through 2010, excluding the effects of weather variations. We currently expect our retail sales growth in 2008 to be below average because of potential effects on customer usage from economic conditions and retail rate increases (see Note 5).
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
          Property Taxes Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates. The average property tax rate for APS, which currently owns the majority of our property, was 8.3% of the assessed value for 2007 and 8.9% of the assessed value for 2006. We expect property taxes to increase as we add new utility plant (including new generation, transmission and distribution facilities) and as we improve our existing facilities. See “Capital Expenditure Requirements” above for information regarding planned additions to our facilities.
          Interest Expense Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. The primary factors affecting borrowing levels are expected to be our capital expenditures, long-term debt maturities, and internally generated cash flow. Capitalized interest offsets a portion of interest expense while capital projects are under construction. We stop accruing capitalized interest on a project when it is placed in commercial operation. The recent volatility and disruption in credit markets (see Note 4) could adversely affect our future interest expense to the extent these conditions continue. Pinnacle West and APS have ample borrowing capacity under their respective credit facilities and have been able to access these facilities, ensuring adequate liquidity for each company.

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
          General Our financial results may be affected by a number of broad factors. See “Forward-Looking Statements” below for further information on such factors, which may cause our actual future results to differ from those we currently seek or anticipate. Also, for a discussion of climate change issues affecting our Company, see “Environmental Matters – Climate Change” in Part II, Item 5 below.
Market Risks
          Our operations include managing market risks related to changes in interest rates, commodity prices and investments held by our nuclear decommissioning trust fund.
          Interest Rate and Equity Risk
          We have exposure to changing interest rates. Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trust fund. The nuclear decommissioning trust fund also has risks associated with the changing market value of its investments. Nuclear decommissioning costs are recovered in regulated electricity prices. For additional information, see Note 4.
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
          The following tables show the net pretax changes in mark-to-market value of our derivative positions for the nine months ended September 30, 2008 and 2007 (dollars in millions):

	Nine Months Ended
	September 30,
	2008	2007
Mark-to-market of net positions at beginning of period	$40	$15
Recognized in earnings:
Change in mark-to-market gains (losses) for future period deliveries	5	(7)
Mark-to-market gains realized including ineffectiveness during the period	(7)	(13)
Decrease (increase) in regulatory asset	(53)	28
Recognized in OCI:
Change in mark-to-market gains (losses) for future period deliveries (a)	13	(15)
Mark-to-market gains realized during the period	(83)	(1)
Change in valuation techniques	—	—

Mark-to-market of net positions at end of period	$(85)	$7

(a)	The changes are primarily due to changes in forward natural gas prices.
          The table below shows the net fair value of maturities of our derivative contracts (dollars in millions) at September 30, 2008 by yearly maturities and by the type of valuation that is performed to calculate the fair values. See Note 1, “Derivative Accounting,” in Item 8 of our 2007 Form 10-K and Note 20 for more discussion of our valuation methods.

						Years	Total
Source of Fair Value	2008	2009	2010	2011	2012	thereafter	fair value
Level 1 – Quoted prices in active markets	$(4)	$(12)	$—	$—	$—	$—	$(16)
Level 2 – Significant other observable inputs	(27)	(23)	13	(11)	(1)	—	(49)
Level 3 – Significant unobservable inputs	1	(2)	(15)	1	3	(8)	(20)

Total by maturity	$(30)	$(37)	$(2)	$(10)	$2	$(8)	$(85)

          The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management and trading assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007 (dollars in millions):

	September 30, 2008		December 31, 2007
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Earnings
Electricity	$3	$(3)	$3	$(3)
Natural gas	5	(5)	4	(4)
Regulatory asset (liability) or OCI (a)
Electricity	24	(24)	45	(45)
Natural gas	77	(77)	85	(85)

Total	$109	$(109)	$137	$(137)

(a)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged. To the extent the amounts are eligible for inclusion in the PSA, the amounts are recorded as either a regulatory asset or liability.
Credit Risk
          We are exposed to losses in the event of non-performance or non-payment by counterparties. See Note 1, “Derivative Accounting,” in Item 8 of our 2007 Form 10-K for a discussion of our credit valuation adjustment policy. See Note 10 for further discussion of credit risk.
ARIZONA PUBLIC SERVICE COMPANY – RESULTS OF OPERATIONS
Operating Results – Three-month period ended September 30, 2008 compared with three-month period ended September 30, 2007
          Our net income decreased approximately $44 million, from $204 million for the three months ended September 30, 2007 to $160 million for the comparable current-year period. Various factors contributed to this decrease, including lower mark-to-market valuations of fuel and purchased power contracts related to changes in market prices, higher operations and maintenance expenses and the effects of more average temperatures on retail sales.
          Additional details of these and other factors that increased (decreased) net income for the three-month period ended September 30, 2008 compared with the prior-year period are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Lower mark-to-market valuations of fuel and purchased power contracts related to changes in market prices, net of related PSA deferrals	$(28)	$(17)
Effects of more normal weather on retail sales	(23)	(14)
Transmission rate increases (including related retail rates)	12	7
Higher retail sales primarily due to customer growth, excluding weather effects	10	6
Operations and maintenance expense increases primarily due to:
Increased customer service and other costs, including distribution system reliability	(18)	(11)
Increased generation costs, including more planned maintenance	(12)	(7)
Higher other expense, net of income, primarily due to losses on investments	(9)	(5)
Income tax benefits related to prior years resolved in 2007	—	(10)
Miscellaneous items, net	10	7

Decrease in net income	$(58)	$(44)

          Electric operating revenues were $5 million lower for the three months ended September 30, 2008 compared with the prior-year period primarily because of:
•	a $36 million decrease in retail revenue due to the effects of more normal weather;

•	a $14 million decrease in retail revenues related to recovery of PSA deferrals, which had no earnings effect because of lower amortization of the same amount recorded as fuel and purchased power expense;

•	a $16 million increase in retail revenues primarily related to customer growth, excluding weather effects;

•	a $12 million increase due to transmission rate increases (including related retail rates);

•	a $7 million increase in revenues related to long-term traditional wholesale contracts;

•	a $5 million increase in renewable energy surcharges offset in operations and maintenance expense; and

•	a $5 million net increase due to miscellaneous factors.
Operating Results – Nine-month period ended September 30, 2008 compared with nine-month period ended September 30, 2007
          Our net income decreased approximately $5 million, from $284 million for the nine months ended September 30, 2007 to $279 million for the comparable current-year period. Various factors contributed to this decrease, including higher operations and maintenance expenses and the effects of weather on retail sales.

          Additional details of these and other factors that increased (decreased) net income for the nine-month period ended September 30, 2008 compared with the prior-year period are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Impacts of retail rate increase effective July 1, 2007 and transmission rate increases:
Retail revenue increase primarily related to higher Base Fuel Rate	$156	$95
Decreased deferred fuel and purchased power costs related to higher Base Fuel Rate	(141)	(86)
Transmission rate increases (including related retail rates)	22	13
Regulatory disallowance in 2007	14	8
Higher retail sales primarily due to customer growth, excluding weather effects	22	13
Increased revenues, net of fuel and purchased power costs, related to long-term traditional wholesale contracts	8	5
Effects of weather on retail sales	(42)	(26)
Operations and maintenance expense increases primarily due to:
Increased customer service and other costs, including distribution system reliability	(33)	(20)
Increased generation costs, including more planned maintenance and overhauls	(27)	(16)
Higher depreciation and amortization primarily due to higher plant balances	(15)	(9)
Lower taxes other than income taxes primarily due to decreased property tax assessments	10	6
Higher other expense, net of income, primarily due to losses on investments and lower interest income	(19)	(12)
Income tax benefits related to prior years resolved in 2008	—	29
Income tax benefits related to prior years resolved in 2007	—	(11)
Miscellaneous items, net	5	6

Decrease in net income	$(40)	$(5)

          Electric operating revenues were $192 million higher for the nine months ended September 30, 2008 compared with the prior-year period primarily because of:
•	a $156 million increase in retail revenues due to a rate increase effective July 1, 2007;

•	a $35 million increase in revenues from Off-System Sales due to higher prices and volumes;

•	a $33 million increase in retail revenues primarily related to customer growth, excluding weather effects;

•	a $22 million increase due to transmission rate increases (including related retail rates);

•	a $19 million increase in revenues related to long-term traditional wholesale contracts;

•	a $10 million increase in renewable energy surcharges offset in operations and maintenance expense;

•	a $60 million decrease in retail revenue due to the effects of weather;

•	a $40 million decrease in retail revenues related to recovery of PSA deferrals, which had no earnings effect because of lower amortization of the same amount recorded as fuel and purchased power expense; and

•	a $17 million net increase due to miscellaneous factors.
ARIZONA PUBLIC SERVICE COMPANY – LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
          The following table presents net cash provided by (used for) operating, investing and financing activities for the nine months ended September 30, 2008 and 2007 (dollars in millions):

	Nine Months Ended
	September 30,
	2008	2007
Net cash flow provided by operating activities	$782	$561
Net cash flow used for investing activities	(663)	(667)
Net cash flow provided by (used for) financing activities	(96)	61
          The increase of approximately $221 million in net cash provided by operating activities is primarily due to increased collateral and margin cash collected as a result of changes in commodity prices; lower current income taxes; increased retail revenue related to higher Base Fuel Rates; and changes in working capital.
          The decrease of approximately $4 million in net cash used for investing activities is primarily due to lower levels of capital expenditures (see table and discussion above) offset by lower cash proceeds from the net sales and purchases of investments at APS.
          The increase of approximately $157 million in net cash used for financing activities is primarily due to lower levels of short-term debt as a result of higher cash from operations partially offset by decreased equity infusions from Pinnacle West.
          Contractual Obligations
          APS’ future contractual obligations related to fuel and purchased power contracts have increased from approximately $3.0 billion at December 31, 2007 to $8.1 billion at September 30, 2008 as follows (dollars in billions):

2008	2009-2010	2011-2012	Thereafter	Total

$0.4	$0.8	$0.7	$6.2	$8.1

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
FORWARD-LOOKING STATEMENTS
          This document contains forward-looking statements based on current expectations, and neither Pinnacle West nor APS assumes any obligation to update these statements or make any further statements on any of these issues, except as required by applicable law. These forward-looking statements are often identified by words such as “estimate,” “predict,” “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by Pinnacle West or APS. In addition to the Risk Factors described in Item 1A of the 2007 Form 10-K, these factors include, but are not limited to:
•	state and federal regulatory and legislative decisions and actions, including the outcome or timing of any pending APS rate cases;

•	increases in our capital expenditures and operating costs and our ability to achieve timely and adequate rate recovery of these increased costs;

•	our ability to reduce capital expenditures and other costs while maintaining reliability and customer service levels, and unexpected developments that would limit us from achieving all or some of our planned capital expenditure reductions;

•	volatile fuel and purchased power costs, including fluctuations in market prices for natural gas, coal, uranium and other fuels used in our generating facilities, and availability of supplies of such commodities;

•	the outcome of regulatory, legislative and judicial proceedings, both current and future, including those related to environmental matters and climate change;

•	the potential for additional restructuring of the electric industry, including decisions impacting wholesale competition and the introduction of retail electric competition in Arizona;

•	regional, national and international economic and market conditions, including the strength of the housing, credit and financial markets;

•	the potential adverse impact of current economic conditions on our results of operations;

•	the cost of debt and equity capital and access to capital markets;

•	changes in the market price of our common stock;

•	entering into credit agreements that restrict dividends or contain other burdensome provisions;

•	our ability to meet debt service obligations;

•	current credit ratings remaining in effect for any given period of time;

•	the performance of the stock market and the changing interest rate environment, which affect the value of our nuclear decommissioning trusts, pension and other postretirement benefit plan assets, the amount of required contributions to Pinnacle West’s pension plan and contributions to APS’ nuclear decommissioning trust funds, as well as the reported costs of providing pension and other postretirement benefits;

•	volatile market liquidity, any deteriorating counterparty credit and the use of derivative contracts in our business (including the interpretation of the subjective and complex accounting rules related to these contracts);

•	changes in accounting principles generally accepted in the United States of America and the interpretation of those principles;

•	customer growth and energy usage;

•	weather variations affecting local and regional customer energy usage;

•	power plant performance and outages;

•	transmission outages and constraints;

•	the completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies;

•	the ability of our power plant participants to meet contractual or other obligations;

•	technological developments in the electric industry;

•	the results of litigation and other proceedings resulting from the California and Pacific Northwest energy situations;

•	the performance of our subsidiaries and any resulting effects on our cash flows;

•	the strength of the real estate market and economic and other conditions affecting the real estate market in SunCor’s market areas, which include Arizona, Idaho, New Mexico and Utah; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond the control of Pinnacle West and APS.
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
          Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.
          APS’ management, with the participation of APS’ Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’ disclosure controls and procedures as of September 30,

2008. Based on that evaluation, APS’ Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’ disclosure controls and procedures were effective.
          (b) Changes in Internal Control Over Financial Reporting
          The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
          No change in Pinnacle West’s or APS’ internal control over financial reporting occurred during the fiscal quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’ internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
          The following table contains information about our purchases of our common stock during the third quarter of 2008.

	Total		Total Number of
	Number of		Shares Purchased	Maximum Number of
	Shares	Average	as Part of Publicly	Shares that May Yet Be
	Purchased	Price Paid	Announced Plans	Purchased Under the
Period	(1)	per Share	or Programs	Plans or Programs
July 1 – July 31, 2008	17,600	$30.95	—	—
August 1 – August 31, 2008	—	—	—	—
September 1 – September 30, 2008	—	—	—	—

Total	17,600	$30.95	—	—

(1)	Represents shares of common stock withheld by Pinnacle West to satisfy tax withholding obligations upon the vesting of restricted stock.
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

          Climate Change
          Legislative and Regulatory Initiatives. In the past several years, the United States Congress has considered bills that would regulate domestic greenhouse gas emissions, but such bills have not yet received sufficient Congressional approval to become law; however, there is growing consensus that some form of regulation or legislation is likely to occur in the near future at the federal level with respect to greenhouse gas emissions. In 2007, the United States Supreme Court ruled that greenhouse gases fit within the Clean Air Act’s broad definition of “air pollutant” and, as a result, the EPA has the authority to regulate greenhouse gas emissions of new motor vehicles under the Clean Air Act. The court held that the only way the EPA can avoid regulating greenhouse gases is if it determines that the emissions do not contribute to climate change, or if the EPA provides a reasonable explanation for why it cannot or will not exercise its discretion to regulate these emissions. While this decision applies only to emissions from new motor vehicles, if the EPA determines that greenhouse gas emissions can reasonably be anticipated to endanger public health or welfare, this determination will likely impact other Clean Air Act programs as well, and could potentially result in new regulatory requirements for our power plants.
          In addition to federal legislative initiatives, state specific initiatives may also impact us. While Arizona has not yet enacted any state specific legislation regarding greenhouse gas emissions, AB 32 is a California statute mandating the reduction of greenhouse gas emissions to 1990 levels by 2020. On January 1, 2009, a scoping plan is due, which is intended to form the basis of rules required under AB 32. On January 1, 2012, the regulations based on the 2009 scoping plan will become effective. We are monitoring this and other state legislative developments to evaluate whether, and the extent to which, any resulting statutes or rules in California or other states may affect our business, including our sales into the impacted states or the ability of our out-of-state power plant participants to meet their obligations.
          If any emission reduction legislation or regulations are enacted, we will assess our compliance alternatives, which may include replacement of existing equipment, installation of additional pollution control equipment, purchase of allowances, curtailing certain operations, or other actions. Although associated capital expenditures or operating costs resulting from greenhouse gas emission regulations or legislation could be material, we believe that we would be able to recover the costs of these environmental compliance initiatives through our rates.
          Regional Initiative. In 2007, six western states (Arizona, California, New Mexico, Oregon, Utah and Washington) and two Canadian provinces (British Columbia and Manitoba) entered into an accord, the Western Climate Initiative (the “Initiative”), to reduce greenhouse gas emissions from automobiles and certain industries, including utilities. Montana, Quebec and Ontario have also joined the Initiative. In August 2007, the Initiative participants set a goal of reducing greenhouse gas emissions 15% below 2005 levels by 2020. In September 2008, the Initiative issued Design Recommendations for the cap-and-trade portion of the program and Essential Requirements for Reporting. We are reviewing these recommendations and requirements, which currently provide only a general framework for the proposed program. Over the next year, the Initiative intends to develop detailed rules to more fully establish and define the program. Since details are not yet available, such as the number of allowances each source may receive, we are unable to quantify the potential financial and operational impacts on our business. In addition, we believe that the implementation of any such program in Arizona would require legislative action so, while we continue to monitor the progress and impact of the Initiative, at the present time we cannot predict what detailed form it will ultimately take, whether it will be implemented or, if it is implemented, what impact it will have on our operations.
          Company Response to Climate Change Initiatives. We have undertaken a number of initiatives to address emission concerns, including renewable energy development and the procurement and promotion of programs and rates related to energy conservation, renewable energy use and energy efficiency. APS currently has a diverse portfolio of renewable resources including wind, geothermal, solar and biomass and we are focused on increasing the percentage of our energy that is produced by renewable resources. (See “Business of Arizona Public Service Company — Alternative Generation Sources” in Item 1 of the 2007 Form 10-K.) In addition, we are currently developing a Climate Management Report to comply with an ACC order that directed APS to undertake a climate management plan, carbon emission reduction study and commitment and action plan with public input and ACC review. We expect to complete the report in 2008.
          In January 2008, APS joined the Climate Registry as a Founding Reporter. Founding Reporters are companies that voluntarily joined the non-profit organization before May 2008 to measure and report greenhouse gas emissions in a common, accurate and transparent manner consistent across industry sectors and borders. Pinnacle West has also reported, and will continue to report, greenhouse gas emissions in its annual Corporate Responsibility Report, which is available on our website (www.pinnaclewest.com). In addition to emissions data, the report provides information related to the Company, its approach to sustainability and its workplace and environmental performance. The information on Pinnacle West’s website, including the Corporate Responsibility Report, is not incorporated by reference into this report.
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
          On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit vacated the CAMR and the EPA rule that allowed for the creation of the CAMR and, on March 14, 2008, the court issued the mandate to vacate these rules.  On May 20, 2008, the D.C. Circuit denied EPA’s request to reconsider its decision. On October 17, 2008, the U.S. Solicitor General, on behalf of the EPA, petitioned the Supreme Court for a writ of certiorari to review the judgment of the D.C. Circuit Court of Appeals’ vacatur of the CAMR. In filing the petition, the U.S. contended, among other things, that the Court of Appeals’ decision “effectively divests EPA of the discretion that Congress conferred on the agency to consider alternative regulatory approaches to combating air pollution from power plants.” Unless and until this decision is overturned, the law in effect prior to the adoption of the CAMR becomes the applicable law, and requires the EPA to develop an emission limit for mercury that represents the maximum achievable control technology (“MACT”).  It is expected to take the EPA several years to establish such a standard, followed by a period of several years during which existing plants would implement any controls needed to comply with the standard.
          The court’s ruling also invalidates CAMR-based portions of ADEQ’s mercury rule (the trading provisions of the rule), although the state-only emission limits remain in effect.  On July 25, 2008, the Arizona Utilities Group (comprised of APS, Arizona Electric Power Cooperative, Salt River Project, Tucson Electric Power Company, and Tri-State Generation and Transmission Association) filed with ADEQ a Petition for Reconsideration and Repeal of the state mercury rule. The petition asserts that ADEQ does not have statutory authority to administer and enforce the state mercury rule, in light of the vacatur of the CAMR and the requirement that EPA promulgate a MACT standard. ADEQ granted the petition in part and agreed to begin rulemaking efforts to repeal those portions of ADEQ’s mercury rule that are no longer valid in light of the vacatur of the federal CAMR. However, ADEQ denied the petition with respect to certain compliance deadlines and, unless the Arizona Utilities Group reaches an agreement with ADEQ on revisions to the state mercury rule, APS and others will have to comply with the 90% mercury removal or 0.0087 lbs/GWh levels discussed above by 2013.
          While we continue to monitor this matter, we cannot predict the final outcome of the petition to the Supreme Court, additional actions by ADEQ resulting from the federal court’s decision or the Arizona Utilities Group petition, or the scope, timing or impact of any alternate rules that may be enacted to address mercury emissions.
          We have installed, and continue to install, certain of the equipment necessary to meet the current mercury standards.  However, due to the U.S. Court of Appeals decision described above, we will monitor the type and timing of any necessary equipment installation.  The estimated costs expected to be incurred over the next three years for such equipment are included in our environmental expenditure estimates (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures” in Part I, Item 2).

Item 6. EXHIBITS
(a)	Exhibits

Exhibit No.	Registrant(s)	Description

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit[1]	Filed

3.1	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8-7-08

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of May 23, 2007	4.2 to Pinnacle West/APS May 23, 2007 Form 8-K Report, File Nos. 1-8962 and 1-4473	5-25-07

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’ Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9-29-93

3.4	APS	Arizona Public Service Company Bylaws, amended as of June 23, 2004	3.1 to APS’ June 30, 2004 Form 10-Q Report, File No. 1-4473	8-9-04

[1]	Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION (Registrant)
Dated: November 4, 2008	By:	/s/ James R. Hatfield
James R. Hatfield
Sr. Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY (Registrant)
Dated: November 4, 2008	By:	/s/ James R. Hatfield
James R. Hatfield
Sr. Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)