Form 10-Q
period 2013-09-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2013-10-31
CIK 764622, 7286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

PINNACLE WEST CAPITAL CORPORATION

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

ARIZONA PUBLIC SERVICE COMPANY

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of October 21, 2013: 110,044,952
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of October 21, 2013: 71,264,947

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,
	2013	2012

OPERATING REVENUES	$1,152,392	$1,109,475

OPERATING EXPENSES
Fuel and purchased power	350,953	302,894
Operations and maintenance	233,323	220,729
Depreciation and amortization	107,388	100,353
Taxes other than income taxes	43,256	36,507
Other expenses	1,784	1,022
Total	736,704	661,505
OPERATING INCOME	415,688	447,970
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	5,569	5,708
Other income (Note 10)	160	420
Other expense (Note 10)	(7,435)	(5,696)
Total	(1,706)	432
INTEREST EXPENSE
Interest charges	50,587	52,242
Allowance for borrowed funds used during construction	(3,235)	(3,830)
Total	47,352	48,412
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	366,630	399,990
INCOME TAXES	131,912	147,116
INCOME FROM CONTINUING OPERATIONS	234,718	252,874
LOSS FROM DISCONTINUED OPERATIONS
Net of income tax benefit of $7	—	(11)
NET INCOME	234,718	252,863
Less: Net income attributable to noncontrolling interests (Note 6)	8,555	8,040
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$226,163	$244,823

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	110,009	109,555
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	111,053	110,655

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations attributable to common shareholders — basic	$2.06	$2.23
Net income attributable to common shareholders — basic	2.06	2.23
Income from continuing operations attributable to common shareholders — diluted	2.04	2.21
Net income attributable to common shareholders — diluted	2.04	2.21

DIVIDENDS DECLARED PER SHARE	$—	$—

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$226,163	$244,834
Discontinued operations, net of tax	—	(11)
Net income attributable to common shareholders	$226,163	$244,823

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2013	2012

NET INCOME	$234,718	$252,863

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $95 and $47	(145)	(72)
Reclassification of net realized loss, net of tax benefit of $9,348 and $19,543	14,310	29,935
Pension and other postretirement benefits activity, net of tax (expense) of $(625) and $(640)	957	980
Total other comprehensive income	15,122	30,843

COMPREHENSIVE INCOME	249,840	283,706
Less: Comprehensive income attributable to noncontrolling interests	8,555	8,040

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$241,285	$275,666

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Nine Months Ended September 30,
	2013	2012

OPERATING REVENUES	$2,754,866	$2,608,682

OPERATING EXPENSES
Fuel and purchased power	859,216	783,926
Operations and maintenance	685,873	647,628
Depreciation and amortization	317,410	301,068
Taxes other than income taxes	124,091	120,271
Other expenses	5,853	5,323
Total	1,992,443	1,858,216
OPERATING INCOME	762,423	750,466
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	18,698	15,639
Other income (Note 10)	1,387	1,357
Other expense (Note 10)	(13,421)	(12,433)
Total	6,664	4,563
INTEREST EXPENSE
Interest charges	151,372	162,209
Allowance for borrowed funds used during construction	(10,861)	(10,428)
Total	140,511	151,781
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	628,576	603,248
INCOME TAXES	221,424	219,160
INCOME FROM CONTINUING OPERATIONS	407,152	384,088
LOSS FROM DISCONTINUED OPERATIONS
Net of income tax benefit of $1,047	—	(1,595)
NET INCOME	407,152	382,493
Less: Net income attributable to noncontrolling interests (Note 6)	25,338	23,582
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$381,814	$358,911

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	109,935	109,449
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	110,913	110,420

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations attributable to common shareholders — basic	$3.47	$3.29
Net income attributable to common shareholders — basic	3.47	3.28
Income from continuing operations attributable to common shareholders — diluted	3.44	3.26
Net income attributable to common shareholders — diluted	3.44	3.25

DIVIDENDS DECLARED PER SHARE	$1.09	$1.575

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$381,814	$360,515
Discontinued operations, net of tax	—	(1,604)
Net income attributable to common shareholders	$381,814	$358,911

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2013	2012

NET INCOME	$407,152	$382,493

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $162 and $14,817	(247)	(22,696)
Reclassification of net realized loss, net of tax benefit of $15,471 and $34,361	23,685	52,632
Pension and other postretirement benefits activity, net of tax (expense) of $(807) and $(1,797)	1,235	2,752
Total other comprehensive income	24,673	32,688

COMPREHENSIVE INCOME	431,825	415,181
Less: Comprehensive income attributable to noncontrolling interests	25,338	23,582

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$406,487	$391,599

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2013	December 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$135,457	$26,202
Customer and other receivables	427,370	277,225
Accrued unbilled revenues	132,555	94,845
Allowance for doubtful accounts	(3,768)	(3,340)
Materials and supplies (at average cost)	223,385	218,096
Fossil fuel (at average cost)	34,959	31,334
Deferred income taxes	87,490	152,191
Income tax receivable (Note 5)	133,551	2,423
Assets from risk management activities (Note 7)	22,741	25,699
Deferred fuel and purchased power regulatory asset (Note 3)	37,383	72,692
Other regulatory assets (Note 3)	82,558	71,257
Other current assets	36,805	37,102
Total current assets	1,350,486	1,005,726

INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 7)	26,046	35,891
Nuclear decommissioning trust (Note 13)	612,640	570,625
Other assets	60,219	62,694
Total investments and other assets	698,905	669,210

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	14,597,995	14,346,367
Accumulated depreciation and amortization	(5,101,498)	(4,929,613)
Net	9,496,497	9,416,754
Construction work in progress	605,987	565,716
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	126,092	128,995
Intangible assets, net of accumulated amortization	160,134	162,150
Nuclear fuel, net of accumulated amortization	140,356	122,778
Total property, plant and equipment	10,529,066	10,396,393

DEFERRED DEBITS
Regulatory assets (Note 3)	1,105,882	1,099,900
Income tax receivable (Note 5)	—	70,389
Other	138,332	137,997
Total deferred debits	1,244,214	1,308,286

TOTAL ASSETS	$13,822,671	$13,379,615

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2013	December 31, 2012
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$250,023	$221,312
Accrued taxes (Note 5)	183,858	124,939
Accrued interest	45,811	49,380
Common dividends payable	—	59,789
Short-term borrowings	—	92,175
Current maturities of long-term debt (Note 2)	566,481	122,828
Customer deposits	77,254	79,689
Liabilities from risk management activities (Note 7)	53,468	73,741
Regulatory liabilities (Note 3)	88,409	88,116
Other current liabilities	181,639	171,573
Total current liabilities	1,446,943	1,083,542

LONG-TERM DEBT LESS CURRENT MATURITIES (Note 2)
Long-term debt less current maturities	2,782,901	3,160,219
Palo Verde sale leaseback lessor notes less current maturities (Note 6)	37,414	38,869
Total long-term debt less current maturities	2,820,315	3,199,088

DEFERRED CREDITS AND OTHER
Deferred income taxes	2,363,783	2,151,371
Regulatory liabilities (Note 3)	798,226	759,201
Liability for asset retirements	364,635	357,097
Liabilities for pension and other postretirement benefits (Note 4)	939,414	1,058,755
Deferred investment tax credit	115,984	99,819
Liabilities from risk management activities (Note 7)	67,662	85,264
Customer advances	109,667	109,359
Coal mine reclamation	114,764	118,860
Unrecognized tax benefits (Note 5)	81,797	71,135
Other	178,053	183,835
Total deferred credits and other	5,133,985	4,994,696

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

EQUITY (Note 8)
Common stock, no par value	2,489,180	2,466,923
Treasury stock	(10,079)	(4,211)
Total common stock	2,479,101	2,462,712
Retained earnings	1,886,038	1,624,102
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(63,181)	(64,416)
Derivative instruments	(26,154)	(49,592)
Total accumulated other comprehensive loss	(89,335)	(114,008)
Total shareholders’ equity	4,275,804	3,972,806
Noncontrolling interests (Note 6)	145,624	129,483
Total equity	4,421,428	4,102,289

TOTAL LIABILITIES AND EQUITY	$13,822,671	$13,379,615

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$407,152	$382,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	377,971	360,570
Deferred fuel and purchased power	13,093	51,533
Deferred fuel and purchased power amortization	23,158	(91,894)
Allowance for equity funds used during construction	(18,698)	(15,639)
Deferred income taxes	256,132	197,527
Deferred investment tax credit	16,164	8,974
Change in derivative instruments fair value	537	(943)
Changes in current assets and liabilities:
Customer and other receivables	(178,029)	(76,697)
Accrued unbilled revenues	(37,710)	(11,186)
Materials, supplies and fossil fuel	(8,914)	(23,873)
Income tax receivable	(131,128)	6,466
Other current assets	(12,246)	(10,035)
Accounts payable	44,704	(69,776)
Accrued taxes	58,919	69,899
Other current liabilities	4,096	17,071
Change in margin and collateral accounts — assets	(327)	1,980
Change in margin and collateral accounts — liabilities	15,000	114,579
Change in long-term income tax receivable	137,270	(1,320)
Change in unrecognized tax benefits	(57,585)	(3,554)
Change in other long-term assets	(24,345)	(13,885)
Change in other long-term liabilities	(2,884)	37,181
Net cash flow provided by operating activities	882,330	929,471

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(581,515)	(670,684)
Contributions in aid of construction	34,910	41,451
Allowance for borrowed funds used during construction	(10,861)	(10,428)
Proceeds from nuclear decommissioning trust sales	363,944	295,126
Investment in nuclear decommissioning trust	(376,881)	(308,063)
Other	(1,553)	(520)
Net cash flow used for investing activities	(571,956)	(653,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	136,307	351,081
Repayment of long-term debt	(72,777)	(421,703)
Short-term borrowings and payments — net	(92,175)	—
Dividends paid on common stock	(174,485)	(167,074)
Common stock equity issuance	10,396	9,684
Distributions to noncontrolling interests	(9,197)	(2,630)
Other	812	185
Net cash flow used for financing activities	(201,119)	(230,457)

NET INCREASE IN CASH AND CASH EQUIVALENTS	109,255	45,896

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,202	33,583

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135,457	$79,479

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

The following tables show the impact of the reclassifications to prior year (previously reported) amounts of the deferred investment tax credit and income tax receivables which have become more material in 2013 (dollars in thousands):

Balance Sheets - December 31, 2012	As previously reported	Reclassifications	Amount reported after reclassifications

Deferred investment tax credit	$—	$99,819	$99,819
Deferred credits — other	283,654	(99,819)	183,835

Statement of Cash Flows for the Nine Months Ended September 30, 2012	As previously reported	Reclassifications	Amount reported after reclassifications

Cash Flows from Operating Activities
Deferred income taxes	$206,501	$(8,974)	$197,527
Deferred investment tax credit	—	8,974	8,974
Income tax receivable	—	6,466	6,466
Accrued taxes	76,365	(6,466)	69,899
Change in long-term income tax receivable	—	(1,320)	(1,320)
Change in other long-term assets	(15,205)	1,320	(13,885)

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash paid during the period for:
Income taxes, net of (refunds)	$3,412	$(651)
Interest, net of amounts capitalized	141,047	152,582
Significant non-cash investing and financing activities:
Accrued capital expenditures	$11,377	$11,281

2.                                      Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

Pinnacle West

At September 30, 2013, Pinnacle West’s $200 million credit facility, which matures in November 2016, was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At September 30, 2013, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding, and no commercial paper borrowings.

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

On May 1, 2013, APS purchased all $32 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series C, due 2029.  On May 28, 2013, we remarketed the bonds.  The interest rate for these bonds was set to a new term rate.  The new term rate for these bonds ends, subject to a mandatory tender, on May 30, 2018.  During this time, the bonds will bear interest at a rate of 1.75% per annum.  These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets at September 30, 2013 and were classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at December 31, 2012.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 12, 2013, APS purchased all $33 million of the Coconino County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 1994 Series A, due 2029.  These bonds were classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at December 31, 2012.

At September 30, 2013, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that was refinanced in April 2013 (see above) and a $500 million credit facility that matures in November 2016.  APS may increase the amount of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At September 30, 2013, APS had no commercial paper borrowings and no outstanding borrowings or outstanding letters of credit under these credit facilities.

On October 11, 2013, APS purchased all $32 million of the City of Farmington, New Mexico Pollution Control Revenue Bonds, 1994 Series C, due 2024.  These bonds are classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012.

See “Financial Assurances” in Note 9 for a discussion of APS’s separate outstanding letters of credit.

Debt Fair Value

Our long-term debt fair value estimates are based on quoted market prices for the same or similar issues, and are classified within Level 2 of the fair value hierarchy.  See Note 12 for a discussion of the fair value hierarchy.  The following table represents the estimated fair value of our long-term debt, including current maturities (dollars in millions):

	As of September 30, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Pinnacle West	$125	$125	$125	$125
APS	3,262	3,538	3,197	3,750
Total	$3,387	$3,663	$3,322	$3,875

Debt Provisions

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At September 30, 2013, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $4.4 billion, and total capitalization was approximately $7.6 billion.  APS would be prohibited from paying dividends if payment would reduce its total shareholder equity below approximately $3.0 billion, assuming APS’s total capitalization remains the

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

same.  Since APS was in compliance with this common equity ratio requirement, this restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 14, 2011, the ACC voted to approve APS’s 2012 RES plan covering the 2012-2016 timeframe and authorized a total 2012 RES budget of $110 million.  On June 29, 2012, APS filed its annual RES implementation plan, covering the 2013-2017 timeframe and requested 2013 RES funding of between $97 million and $107 million.  In a final order dated January 31, 2013, the ACC approved a budget of $103 million for APS’s 2013 RES plan.  That budget included $4 million for residential distributed energy incentives and $0.1 million for commercial distributed energy up-front incentives, but did not include any funds for new commercial distributed energy production-based incentives beyond those for previously approved programs.  The ACC conducted a hearing to consider APS’s proposal to establish compliance with distributed energy requirements by tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits.  In those proceedings, the ACC staff proposed a process whereby if a customer installs distributed generation without an incentive, the customer keeps the renewable energy credits generated and the RES distributed generation requirement is adjusted downward to reflect how much load is being served by renewable generation.  APS has endorsed the ACC staff’s proposed solution.  Finally, the ACC authorized an APS-led multi-session technical conference to consider APS’s net metering policy and the cost and benefits of distributed energy.  The multi-session technical conference concluded on May 28, 2013.

On July 12, 2013, APS filed an application with the ACC proposing a solution to fix the cost shift brought by the current net metering rules.  In its application, APS requested that the ACC cause all new residential customers installing new rooftop solar systems to either:  (i) take electric service under APS’s demand-based ECT-2 rate and remain eligible for net metering; or (ii) take service under the customer’s existing rate as if no distributed energy system was installed and receive a bill credit for 100% of the distributed energy system’s output at a market-based price.  APS also proposed that the ACC:  (i) grandfather current rates and use of net metering for existing and immediately pending distributed energy customers; and (ii) continue using direct cash incentives for new distributed energy installations.  In its September 30, 2013 report, the ACC staff recognized that net metering shifts costs from solar customers to non-solar customers.  The staff recommended that the ACC wait until APS’s

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

next rate case to address the issue.  As an alternative, the ACC staff recommended that the ACC assess one of two modest charges on new solar customers with a mechanism to return all incremental revenue collected from such charges to customers.

On July 12, 2013, APS filed its annual RES implementation plan covering the 2014-2018 timeframe.  The plan requests a budget for 2014 of approximately $143 million.  The plan does not propose any new programs.  Rather, the plan requests the funding necessary to fulfill previously approved projects and commitments which are needed to comply with the RES targets and APS’s obligations under its 2008 rate case settlement agreement approved by the ACC, including the remaining 50 megawatts (“MW”) of the AZ Sun Program.  AZ Sun is a program that contemplates the development of photovoltaic solar plants which APS owns or will own.  On September 30, 2013, the ACC staff issued a report recommending approval of APS’s plan and proposed budget.

Demand Side Management Adjustor Charge.  The ACC Electric Energy Efficiency Standards require APS to submit a Demand Side Management Implementation Plan for review by and approval of the ACC.

On June 1, 2011, APS filed its 2012 Demand Side Management Implementation Plan consistent with the ACC’s Electric Energy Efficiency Standards, which became effective January 1, 2011.  The 2012 requirement under such standards is for cumulative energy efficiency savings of 3% of APS retail sales for the prior year.  This energy savings requirement is slightly higher than the goal established by the 2008 retail rate case settlement agreement (2.75% of total energy resources for the same two-year period).  The ACC issued an order on April 4, 2012, approving recovery of approximately $72 million of APS’s energy efficiency and demand side management program costs.  This amount will be recovered by the then existing DSMAC over a twelve-month period beginning March 1, 2012.  This amount does not include $10 million already being recovered in general retail base rates, but does include amortization of 2009 costs (approximately $5 million of the $72 million).

On June 1, 2012, APS filed its 2013 Demand Side Management Implementation Plan.  In 2013, the standards require APS to achieve cumulative energy savings equal to 5% of its 2012 retail energy sales.  Later in 2012, APS filed a supplement to its plan that included a proposed budget for 2013 of $87.6 million.  APS expects to receive a decision from the ACC in late 2013 or early 2014.

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

The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2013 and 2012 (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2013	2012
Beginning balance	$73	$28
Deferred fuel and purchased power costs — current period	(13)	(52)
Amounts (collected from) credited to customers	(23)	92
Ending balance	$37	$68

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

Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters.  In July 2008, the United States Federal Energy Regulatory Commission (“FERC”) approved an Open Access Transmission Tariff for APS to move from fixed rates to a formula rate-setting methodology in order to more accurately reflect and recover the costs that APS incurs in providing transmission services.  A large portion of the rate represents charges for transmission services to serve APS’s retail customers (“Retail Transmission Charges”).  In order to recover the Retail Transmission Charges, APS was previously required to file an application with, and obtain approval from, the ACC to reflect changes in Retail Transmission Charges through the TCA.  Under the terms of the Settlement Agreement (discussed above), however, an adjustment to rates to recover the Retail Transmission Charges will be made annually each June 1 beginning in 2013 and will go into effect automatically unless suspended by the ACC.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As part of APS’s proposed acquisition of Southern California Edison’s (“SCE”) interest in Units 4 and 5 of Four Corners, APS and SCE agreed that upon closing of the acquisition (or in 2016 if the closing does not occur), the companies will terminate an existing transmission agreement between the parties that provides transmission capacity for SCE to transmit its portion of the output from Four Corners to California.  On May 1, 2013, APS submitted a request with FERC seeking authorization to cancel the transmission agreement and defer a $40 million payment to be made by APS associated with the termination and recover the payment through amortization over a 10-year period.  On September 13, 2013, FERC issued an Order accepting the notice of cancellation, but denying APS’s request for rate recovery of the costs associated with the cancellation.  In accordance with its termination agreement with SCE (the “Termination Agreement”), APS believes that the denial by FERC of such rate recovery constitutes the failure of a condition that relieves APS of its obligations under the Termination Agreement.  The parties are in discussions concerning this matter.  If the matter is not resolved by negotiation, the Termination Agreement requires that disputes be resolved through arbitration.  APS is unable to predict the outcome of this matter.

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

Deregulation

On May 9, 2013, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona.  The ACC subsequently opened a docket for this matter and received comments from a number of interested parties on the considerations involved in establishing retail electric deregulation in the state.  One of these considerations is whether various aspects of a deregulated market, including setting utility rates on a “market” basis, would be consistent with the requirements of the Arizona Constitution.  On September 11, 2013, after receiving legal advice from the ACC staff, the ACC voted 4-1 to close the current docket and await full Constitutional authority before any further examination of this matter.  The motion approved by the ACC also included opening one or more new dockets in the future to explore options to offer more rate choices to customers and innovative changes within the existing cost-of-service regulatory model that could include elements of competition.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in millions):

	Remaining Amortization		September 30, 2013		December 31, 2012
	Period		Current	Non-Current	Current	Non-Current
Pension and other postretirement benefits		(a)	$—	$754	$—	$780
Income taxes — allowance for equity funds used during construction	2043		4	105	4	92
Deferred fuel and purchased power — mark-to-market (Note 7)	2016		15	24	19	21
Transmission vegetation management	2016		9	16	9	23
Coal reclamation	2038		8	20	8	24
Palo Verde VIEs (Note 6)	2046		—	40	—	38
Deferred compensation	2036		—	36	—	34
Deferred fuel and purchased power (b) (c)	2013		37	—	73	—
Retired power plant costs	2020		3	19	—	—
Tax expense of Medicare subsidy	2024		2	15	2	17
Loss on reacquired debt	2034		1	17	2	18
Income taxes — investment tax credit basis adjustment	2042		1	30	1	26
Pension and other postretirement benefits deferral	2015		8	6	8	13
Lost fixed cost recovery (b)	2014		19	—	7	—
Transmission cost adjustor (b)	2014		12	2	10	—
Other	Various		1	22	1	14
Total regulatory assets (d)			$120	$1,106	$144	$1,100

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in millions):

	Remaining Amortization		September 30, 2013		December 31, 2012
	Period		Current	Non-Current	Current	Non-Current
Removal costs		(a)	$26	$311	$27	$321
Asset retirement obligations		(a)	—	272	—	256
Renewable energy standard (b)	2014		27	22	43	—
Income taxes — change in rates	2042		—	68	—	66
Spent nuclear fuel	2047		5	37	10	36
Deferred gains on utility property	2019		2	11	2	12
Income taxes — deferred investment tax credit	2042		2	60	2	52
Demand side management (b)	2014		26	—	4	—
Other	Various		—	17	—	16
Total regulatory liabilities			$88	$798	$88	$759

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

Certain pension and other postretirement benefit costs in excess of amounts recovered in electric retail rates were deferred through June 30, 2012 as a regulatory asset for future recovery, pursuant to an ACC regulatory order.  We deferred pension and other postretirement benefit costs of approximately $14 million in 2012.  Pursuant to an ACC regulatory order, we began amortizing the regulatory asset in July 2012.  We amortized approximately $2 million for the three months ended September 30, 2013, and 2012, and approximately $6 million and $2 million for the nine months ended September 30, 2013 and 2012, respectively.  The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged or amortized to the regulatory asset) (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost — benefits earned during the period	$16	$16	$48	$48	$6	$7	$18	$20
Interest cost on benefit obligation	28	30	84	90	10	12	31	35
Expected return on plan assets	(36)	(35)	(110)	(106)	(11)	(12)	(34)	(34)
Amortization of:
Prior service cost	—	—	1	1	—	—	—	—
Net actuarial loss	10	11	30	33	3	5	8	15
Net periodic benefit cost	$18	$22	$53	$66	$8	$12	$23	$36
Portion of cost charged to expense	$10	$12	$29	$25	$5	$7	$14	$13

Contributions

We have made voluntary contributions of $141 million to our pension plan in 2013.  The minimum contributions for the pension plan due in 2013, 2014, and 2015 under the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) are estimated to be zero, $89 million, and $112 million, respectively.  We expect to make contributions to the pension plan up to approximately $175 million each year in 2014 and 2015.  We have contributed $11 million to our other postretirement benefit plans in 2013.  The total contributions to our other postretirement benefit plans are expected to be approximately $14 million in 2013 and approximately $20 million each year in 2014 and 2015.

5.                                      Income Taxes

The $70 million long-term income tax receivable on the Condensed Consolidated Balance Sheets as of December 31, 2012 represented the anticipated refund related to an APS tax accounting method change approved by the Internal Revenue Service (“IRS”) in the third quarter of 2009.  On July 9, 2013, IRS guidance was released which provided clarification regarding the timing and amount of this cash receipt.  As a result of this guidance, uncertain tax positions decreased $67 million during the third quarter.  This decrease in uncertain tax positions resulted in a corresponding increase to the total anticipated refund due from the IRS and an offsetting increase in long-term deferred tax liabilities.  The $137 million anticipated refund is expected to be received within the next twelve months and has been reclassified to current income tax receivable as of September 30, 2013.

Finalization of the current IRS examination of tax returns for the years ended December 31, 2008 and 2009 is likely to occur within the next twelve months.  As a result, the $137 million anticipated refund has been reduced by approximately $4 million to reflect the likely ultimate outcome of this examination.  Additionally, it is possible that uncertain tax positions could decrease by approximately $35 million.  This decrease would be materially offset by an increase in deferred tax liabilities.

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property.  These final regulations apply to tax years beginning on or after January 1, 2014.  Several of the provisions within the regulations will require a tax accounting method change to be filed with the IRS, resulting in a

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

cumulative effect adjustment.  To account for the adoption of these regulations, for the quarter ended September 30, 2013, plant-related long-term deferred tax liabilities decreased by $80 million, with the offsetting decrease to current deferred income tax assets. Prior to the issuance of these regulations, this $80 million would have been repaid over 20 years through lower tax depreciation deductions.

Net Income associated with the Palo Verde sale leaseback variable interest entities is not subject to tax (see Note 6).  As a result, there is no income tax expense associated with the VIEs recorded on the Condensed Consolidated Statements of Income.

The American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, includes provisions making qualified property placed into service in 2013 eligible for 50% bonus depreciation for federal income tax purposes.  Full recognition of the cash benefit of this provision delayed realization of approximately $78 million in federal general business income tax credit carryforwards which were classified as current deferred income taxes as of December 31, 2012.  However, as of September 30, 2013, the $78 million in federal general business tax credit carryforwards are expected to be realized within the next twelve months.

As of September 30, 2013, the tax year ended December 31, 2008 and all subsequent tax years remain subject to examination by the IRS.  With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2008.

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

As a result of consolidation, we eliminate rent expense and recognize depreciation and interest expense, resulting in an increase in net income for the three and nine months ended September 30, 2013 of $9 million and $25 million, respectively, and for the three and nine months ended September 30, 2012 of $8 million and $24 million, respectively, entirely attributable to the noncontrolling interests.  Income attributable to Pinnacle West shareholders remains the same.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidation of these VIEs also results in changes to our Condensed Consolidated Statements of Cash Flows, but does not impact net cash flows.

Our Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 include the following amounts relating to the VIEs (in millions):

	September 30, 2013	December 31, 2012
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$126	$129
Current maturities of long-term debt	20	27
Palo Verde sale leaseback lessor notes long-term debt excluding current maturities	37	39
Equity — Noncontrolling interests	146	129

Assets of the VIEs are restricted and may only be used to settle the VIEs’ debt obligations and for payment to the noncontrolling interest holders.  Other than the VIEs’ assets reported on our consolidated financial statements, the creditors of the VIEs have no other recourse to the assets of APS or Pinnacle West, except in certain circumstances such as a default by APS under the lease.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the United States Nuclear Regulatory Commission (“NRC”) issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants, assume the VIEs’ debt, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event had occurred as of September 30, 2013, APS would have been required to pay the noncontrolling equity participants approximately $142 million and assume $57 million of debt.  Since APS consolidates these VIEs, the debt APS would be required to assume is already reflected in our Condensed Consolidated Balance Sheets.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

both revenues and fuel and purchased power costs in our Condensed Consolidated Statements of Income, but does not impact our financial condition, net income or cash flows.

On June 1, 2012, we elected to discontinue cash flow hedge accounting treatment for the significant majority of our contracts that had previously been designated as accounting hedges.  This discontinuation is due to changes in PSA recovery (see Note 3), which now allows for 100% deferral of the unrealized gains and losses relating to these contracts.  For those contracts that were de-designated, all changes in fair value after May 31, 2012 are no longer recorded through other comprehensive income (“OCI”), but are deferred through the PSA.  The amounts previously recorded in accumulated OCI (“AOCI”) relating to these instruments will remain in AOCI, and will transfer to earnings in the same period or periods during which the hedged transaction affects earnings or sooner if we determine it is probable that the forecasted transaction will not occur.  Cash flow hedge accounting treatment will continue for a limited number of contracts that are not subject to PSA recovery.

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

As of September 30, 2013, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commodity	Quantity
Power	6,498	gigawatt hours
Gas	112	Bcfs (a)

(a)                                 “Bcf” is Billion Cubic Feet.

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts	Financial Statement Location	2013	2012	2013	2012

Loss recognized in OCI on derivative instruments (effective portion)	Other comprehensive income (loss) — derivative instruments	$(240)	$(119)	$(409)	$(37,513)
Loss reclassified from AOCI into income (effective portion realized) (a)	Fuel and purchased power (b)	(23,658)	(49,478)	(39,156)	(86,993)
Gain recognized in income (ineffective portion and amount excluded from effectiveness testing)	Fuel and purchased power (b)	—	—	—	117

(a)         During the three and nine months ended September 30, 2013 and three months ended September 30, 2012, we had no amounts reclassified from AOCI to earnings related to discontinued cash flow hedges.  During the nine months ended September 30, 2012, we had $1.8 million of losses reclassified from AOCI to earnings related to discontinued cash flow hedges.

(b)         Amounts are before the effect of PSA deferrals.

During the next twelve months, we estimate that a net loss of $23 million before income taxes will be reclassified from AOCI as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, substantially all of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts	Financial Statement Location	2013	2012	2013	2012

Net gain recognized in income	Operating revenues (a)	$196	$258	$400	$19

Net gain (loss) recognized in income	Fuel and purchased power expense (a)	(1,341)	12,870	(11,750)	13,860
Total		$(1,145)	$13,128	$(11,350)	$13,879

(a)         Amounts are before the effect of PSA deferrals.

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

The significant majority of our derivative instruments are not currently designated as hedging instruments.  The Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, include gross liabilities of $5 million of derivative instruments designated as hedging instruments.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of September 30, 2013 and December 31, 2012.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

As of September 30, 2013: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current Assets	$32,201	$(9,605)	$22,596	$145	$22,741
Investments and Other Assets	27,905	(1,859)	26,046	—	26,046
Total Assets	60,106	(11,464)	48,642	145	48,787

Current Liabilities	(66,680)	32,675	(34,005)	(19,463)	(53,468)
Deferred Credits and Other	(74,751)	7,089	(67,662)	—	(67,662)
Total Liabilities	(141,431)	39,764	(101,667)	(19,463)	(121,130)
Total	$(81,325)	$28,300	$(53,025)	$(19,318)	$(72,343)

(a)         All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)         Includes cash collateral provided to counterparties of $28,300.

(c)          Represents cash collateral and margin that is not subject to offsetting.  Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $19,463, and cash margin provided to counterparties of $145.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties.  We have risk management contracts with many counterparties, including two counterparties for which our exposure represents approximately 90% of Pinnacle West’s $49 million of risk management assets as of September 30, 2013.  This exposure relates to long-term traditional wholesale contracts with counterparties that have high credit quality.  Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period.  Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

Certain of our derivative instrument contracts contain credit-risk-related contingent features including, among other things, investment grade credit rating provisions, credit-related cross default provisions, and adequate assurance provisions.  Adequate assurance provisions allow a counterparty with reasonable grounds for uncertainty to demand additional collateral based on a subjective event and/or condition.  For those derivative instruments in a net liability position, with investment grade credit contingencies, the counterparties could demand additional collateral if our debt credit rating were to fall below investment grade (below BBB- for Standard & Poor’s or Fitch or Baa3 for Moody’s).

The following table provides information about our derivative instruments that have credit-risk-related contingent features at September 30, 2013 (dollars in millions):

September 30, 2013
Aggregate Fair Value of Derivative Instruments in a Net Liability Position	$141
Cash Collateral Posted	28
Additional Cash Collateral in the Event Credit-Risk-Related Contingent Features were Fully Triggered (a)	88

(a)         This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features which could also require us to post additional collateral of approximately $175 million if our debt credit ratings were to fall below investment grade.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.                                      Changes in Equity

The following tables show Pinnacle West’s changes in shareholders’ equity and changes in equity of noncontrolling interests for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Common Shareholders	Noncontrolling Interests	Total	Common Shareholders	Noncontrolling Interests	Total

Beginning balance, July 1	$4,032,165	$137,069	$4,169,234	$3,778,035	$121,302	$3,899,337

Net income	226,163	8,555	234,718	244,823	8,040	252,863
Other comprehensive income	15,122	—	15,122	30,843	—	30,843
Total comprehensive income	241,285	8,555	249,840	275,666	8,040	283,706

Issuance of capital stock	2,331	—	2,331	2,365	—	2,365
Reissuance of treasury stock — net	37	—	37	(82)	—	(82)
Other (primarily stock compensation)	(22)	—	(22)	258	—	258
Dividends on common stock	8	—	8	—	—	—
Ending balance, September 30	$4,275,804	$145,624	$4,421,428	$4,056,242	$129,342	$4,185,584

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Common Shareholders	Noncontrolling Interests	Total	Common Shareholders	Noncontrolling Interests	Total

Beginning balance, January 1	$3,972,806	$129,483	$4,102,289	$3,821,850	$108,736	$3,930,586

Net income	381,814	25,338	407,152	358,911	23,582	382,493
Other comprehensive income	24,673	—	24,673	32,688	—	32,688
Total comprehensive income	406,487	25,338	431,825	391,599	23,582	415,181

Issuance of capital stock	7,268	—	7,268	7,590	—	7,590
Reissuance (purchase) of treasury stock - net	(5,868)	—	(5,868)	3,277	—	3,277
Other (primarily stock compensation)	14,988	—	14,988	4,270	—	4,270
Dividends on common stock	(119,877)	—	(119,877)	(172,344)	—	(172,344)
Net capital activities by noncontrolling interests	—	(9,197)	(9,197)	—	(2,976)	(2,976)
Ending balance, September 30	$4,275,804	$145,624	$4,421,428	$4,056,242	$129,342	$4,185,584

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

APS currently estimates it will incur $122 million over the current life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel.  At September 30, 2013, APS had a regulatory liability of $42 million that represents amounts recovered in retail rates in excess of amounts spent for on-site interim spent fuel storage.

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident up to $13.6 billion per occurrence.  Palo Verde maintains the maximum available nuclear liability insurance in the amount of $375 million, which is provided by commercial insurance carriers.  The remaining balance of $13.2 billion of liability coverage is provided through a mandatory industry-wide retrospective assessment program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be assessed retrospective premium adjustments.  The maximum assessment per reactor under the program for each nuclear incident is approximately $127.3 million, subject to an annual limit of $19 million per incident, to be periodically adjusted for inflation.  Based on APS’s interest in the three Palo Verde units, APS’s maximum potential retrospective assessment per incident for all three units is approximately $111.1 million, with an annual payment limitation of approximately $16.4 million.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contractual Obligations

As of September 30, 2013, our contractual obligations for fuel and purchased power commitments decreased approximately $300 million from December 31, 2012, as discussed in the 2012 Form 10-K.  As of September 30, 2013, the updated contractual obligations related to our fuel and purchased power obligations are as follows (dollars in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
Fuel and Purchased Power	$108	$576	$549	$516	$441	$6,399	$8,589

For additional information regarding contractual obligations, see information provided in our 2012 Form 10-K.

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

On August 6, 2013, the Roosevelt Irrigation District (“RID”) filed a lawsuit in Arizona District Court against APS and 24 other defendants, alleging that RID’s groundwater wells were contaminated by the release of hazardous substances from facilities owned or operated by the defendants.  The lawsuit also alleges that, under Superfund laws, the defendants are jointly and severally liable to RID.  The allegations against APS arise out of APS’s current and former ownership of facilities in and around OU3.  We are unable to determine a range of potential losses that are reasonably possible of occurring.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Southwest Power Outage

Regulatory.  On September 8, 2011 at approximately 3:30 PM, a 500 kilovolt (“kV”) transmission line running between the Hassayampa and North Gila substations in southwestern Arizona tripped out of service due to a fault that occurred at a switchyard operated by APS.  Approximately ten minutes after the transmission line went off-line, generation and transmission resources for the Yuma area were lost, resulting in approximately 69,700 APS customers losing service.

Within the same time period that APS’s Yuma customers lost service, a series of transmission and generation disruptions occurred across the systems of several utilities that resulted in outages affecting portions of southern Arizona, southern California and northern Mexico.  A total of approximately 7,900 MW of firm load and 2.7 million customers were reported to have been affected.  Service to all affected APS customers was restored by 9:15 PM on September 8.  Service to customers affected by the wider regional outages was restored by approximately 3:25 AM on September 9.

The FERC and the North American Electric Reliability Corporation (“NERC”) conducted a joint inquiry into the outages and, on May 1, 2012, they issued a report (the “Joint Report”) with their analysis and conclusions as to the causes of the events.  The report includes recommendations to help industry operators prevent similar outages in the future, including increased data sharing and coordination among the western utilities and entities responsible for bulk electric system reliability coordination.  The Joint Report does not address potential reliability violations or an assessment of responsibility of the parties involved.  APS continues to analyze business practices and procedures related to the September 8 events.

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

Litigation.  On September 6, 2013, a purported consumer class action complaint was filed in Federal District Court in San Diego, California, naming APS and Pinnacle West as defendants and seeking damages for loss of perishable inventory and sales as a result of interruption of electrical service.  APS and Pinnacle West intend to file a motion to dismiss the complaint.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Regional Haze Rules.  APS has received the final rulemaking imposing new requirements on Four Corners and the Cholla Power Plant (“Cholla”) and is currently awaiting a final rulemaking from EPA that could impose new requirements on the Navajo Generating Station (“Navajo Plant”).  EPA and Arizona Department of Environmental Quality (“ADEQ”) will require these plants to install pollution control equipment that constitutes the “best available retrofit technology” (“BART”) to lessen the impacts of emissions on visibility surrounding the plants.  Based on EPA’s final standards, APS’s share of its total costs for Four Corners (assuming the consummation of its purchase of SCE’s interest in Units 4 and 5 and subsequent shut down of Units 1-3) could be approximately $300 million.  APS’s share of costs for upgrades at Navajo, based on EPA’s Federal Implementation Plan (“FIP”) proposal, could be up to approximately $200 million.  APS has filed a Petition for Review of EPA’s rule as it applies to Cholla, which, if not successful, will require installation of controls with a cost to APS of approximately $200 million.

Mercury and Other Hazardous Air Pollutants.  In 2011, EPA issued rules establishing maximum achievable control technology standards to regulate emissions of mercury and other hazardous air pollutants from fossil-fired plants.  APS estimates that the cost for the remaining equipment necessary to meet these standards is approximately $120 million for Cholla Units 1-3.  Estimated costs for Four Corners Units 1-3 are not included in our current environmental expenditure estimates since our estimates assume the consummation of APS’s purchase of SCE’s interest in Four Corners Units 4 and 5 and the subsequent shut down of Units 1-3.  No additional equipment is needed for Four Corners Units 4 and 5 to comply with these rules.  Salt River Project Agricultural Improvement and Power District (“SRP”), the operating agent for the Navajo Plant, is still evaluating compliance options under the rules.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the book value of any remaining investments in the plants as well as other costs related to early retirement, but cannot predict whether it would obtain such recovery.

Regional Haze Rules — Cholla

APS believes that EPA’s final rule as it applies to Cholla is unsupported and that EPA had no basis for disapproving Arizona’s State Implementation Plan (“SIP”) and promulgating a FIP that is inconsistent with the state’s considered BART determinations under the regional haze program.  Accordingly, on February 1, 2013, APS filed a Petition for Review of the final BART rule in the United States Court of Appeals for the Ninth Circuit.  In addition, on February 4, 2013, APS filed a Petition for Reconsideration and Stay of the final BART rule with EPA.  On March 22, 2013, APS filed a motion with the court to suspend the compliance deadlines under the BART rule until the court rules on the matter.  The State of Arizona and three other Arizona utilities also filed similar petitions and motions.  On September 30, 2013, the court issued an order denying these motions to suspend the compliance deadline.

New Mexico Tax Matter

On May 23, 2013, the New Mexico Taxation and Revenue Department issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30 million related to coal supplied under the coal supply agreement for Four Corners (the “Assessment”).  APS’s share of the Assessment is approximately $12 million.  For procedural reasons, on behalf of the Four Corners co-owners, including APS, the coal supplier made a partial payment of the Assessment and immediately filed a refund claim with respect to that partial payment in August 2013.  The New Mexico Taxation and Revenue Department denied the refund claim.  Prior to year end, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, intend to file a complaint with the New Mexico District Court contesting both the validity of the Assessment and the refund claim denial.  APS believes the Assessment and the refund claim denial are without merit, but cannot predict the timing or outcome of this litigation.

Financial Assurances

APS has entered into various agreements that require letters of credit for financial assurance purposes.  At September 30, 2013, approximately $76 million of letters of credit were outstanding to support existing pollution control bonds of a similar amount.  The letters of credit are available to fund the payment of principal and interest of such debt obligations.  One of these letters of credit expires in 2015 and two expire in 2016.  APS has also entered into letters of credit to support certain equity participants in the Palo Verde sale leaseback transactions (see Note 6 for further details on the Palo Verde sale leaseback transactions).  These letters of credit will expire on December 31, 2015, and totaled approximately $32 million at September 30, 2013.  Additionally, APS has issued letters of credit to support collateral obligations under certain risk management arrangements, including certain natural gas tolling contracts entered into with third parties.  At September 30, 2013, $60 million of such letters of credit were outstanding that will expire in 2014 and 2015.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

provisions cannot be reasonably estimated.  Based on historical experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnification provisions is likely.

Pinnacle West has issued parental guarantees and surety bonds for APS which were not material at September 30, 2013.

10.                               Other Income and Other Expense

The following table provides detail of other income and other expense for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Other income:
Interest income	$116	$307	$1,291	$1,018
Miscellaneous	44	113	96	339
Total other income	$160	$420	$1,387	$1,357

Other expense:
Non-operating costs	$(2,028)	$(1,645)	$(5,951)	$(5,885)
Investment losses — net	(3,435)	(2,254)	(3,643)	(2,366)
Miscellaneous	(1,972)	(1,797)	(3,827)	(4,182)
Total other expense	$(7,435)	$(5,696)	$(13,421)	$(12,433)

11.                               Earnings Per Share

The following table presents earnings per weighted average common share outstanding for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic earnings per share:
Income from continuing operations attributable to common shareholders	$2.06	$2.23	$3.47	$3.29
Loss from discontinued operations	—	—	—	(0.01)
Earnings per share — basic	$2.06	$2.23	$3.47	$3.28

Diluted earnings per share:
Income from continuing operations attributable to common shareholders	$2.04	$2.21	$3.44	$3.26
Loss from discontinued operations	—	—	—	(0.01)
Earnings per share — diluted	$2.04	$2.21	$3.44	$3.25

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Performance shares and restricted stock units (which are contingently issuable) increased the weighted average common shares outstanding by approximately 1,044,000 shares and 1,100,000 shares for the three months ended September 30, 2013 and 2012, respectively, and by approximately 978,000 shares and 971,000 shares for the nine months ended September 30, 2013 and 2012, respectively.

For the three and nine months ended September 30, 2013 and 2012, there were no common stock options that were excluded from the computation of diluted earnings per share as a result of the options’ exercise prices being greater than the average market price of the common shares.

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

Level 3 — Valuation models with significant unobservable inputs that are supported by little or no market activity.  Instruments in this category include long-dated derivative transactions where valuations are unobservable due to the length of the transaction, options, and transactions in locations where observable market data does not exist.  The valuation models we employ utilize spot prices, forward prices, historical market data and other factors to forecast future prices.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Equivalents

Cash equivalents represent short-term investments with original maturities of three months or less in exchange-traded money market funds that are valued using quoted prices in active markets.

Risk Management Activities — Derivative Instruments

Exchange-traded commodity contracts are valued using unadjusted quoted prices.  For non-exchange-traded commodity contracts, we calculate fair market value based on the average of the bid and offer price, discounted to reflect net present value.  We maintain certain valuation adjustments for a number of risks associated with the valuation of future commitments.  These include valuation adjustments for liquidity and credit risks.  The liquidity valuation adjustment represents the cost that would be incurred if all unmatched positions were closed out or hedged.  The credit valuation adjustment represents estimated credit losses on our net exposure to counterparties, taking into account netting agreements, expected default experience for the credit rating of the counterparties and the overall diversification of the portfolio.  We maintain credit policies that management believes minimize overall credit risk.

Certain non-exchange-traded commodity contracts are valued based on unobservable inputs due to the long-term nature of contracts or the unique location of the transactions.  Our long-dated energy transactions consist of observable valuations for the near-term portion and unobservable valuations for the long-term portions of the transaction.  We rely primarily on broker quotes to value these instruments.  When our valuations utilize broker quotes, we perform various control procedures to ensure the quote has been developed consistent with fair value accounting guidance.  These controls include assessing the quote for reasonableness by comparison against other broker quotes, reviewing historical price relationships, and assessing market activity.  When broker quotes are not available, the primary valuation technique used to calculate fair value is the extrapolation of forward pricing curves using observable market data for more liquid delivery points in the same region and actual transactions at more illiquid delivery points.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fixed income securities issued by the United States Treasury held directly by the nuclear decommissioning trust are valued using quoted active market prices and are classified as Level 1.  Fixed income securities issued by corporations, municipalities, and other agencies, including mortgage-backed instruments, are valued using quoted inactive market prices, quoted active market prices for similar securities, or by utilizing calculations which incorporate observable inputs such as yield curves and spreads relative to such yield curves.  These instruments are classified as Level 2.  Whenever possible, multiple market quotes are obtained, which enables a cross-check validation.  A primary price source is identified based on asset type, class, or issue of securities.

Our trustee provides valuation of our nuclear decommissioning trust assets by using pricing services that utilize the valuation methodologies described to determine fair market value.  We have internal control procedures designed to ensure this information is consistent with fair value accounting guidance.  These procedures include assessing valuations using an independent pricing source, verifying that pricing can be supported by actual recent market transactions, assessing hierarchy classifications, comparing investment returns with benchmarks, and obtaining and reviewing independent audit reports on the trustee’s internal operating controls and valuation processes.  See Note 13 for additional discussion about our nuclear decommissioning trust.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at September 30, 2013 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at September 30, 2013
Assets
Risk management activities — derivative instruments:
Commodity Contracts	$—	$12	$48	$(11	)(b)	$49
Nuclear decommissioning trust:
U.S. commingled equity funds	—	245	—	—		245
Fixed income securities:
U.S. Treasury	109	—	—	—		109
Cash and cash equivalent funds	—	13	—	(3	)(c)	10
Corporate debt	—	83	—	—		83
Mortgage-backed securities	—	82	—	—		82
Municipality bonds	—	71	—	—		71
Other	—	13	—	—		13
Subtotal nuclear decommissioning trust	109	507	—	(3)		613
Total	$109	$519	$48	$(14)		$662

Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(49)	$(92)	$20	(b)	$(121)

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

Our option contracts classified as Level 3 primarily relate to purchase heat rate options.  The significant unobservable inputs for these instruments include electricity prices, gas prices and volatilities.  If electricity prices and electricity price volatilities increase, we would expect the impact on the fair value of these options to increase, and if these valuation inputs decrease, we would expect the impact on the fair value of these options to decrease.  If natural gas prices and natural gas price volatilities increase, we would expect the impact on the fair value of these options to decrease, and if these inputs decrease, we would expect the impact on the fair value of the options to increase.  The commodity prices and volatilities do not always move in corresponding directions.  The options’ fair values are impacted by the net changes of these various inputs.

Other unobservable valuation inputs include credit and liquidity reserves which do not have a material impact on our valuations; however, significant changes in these inputs could also result in higher or lower fair value measurements.

The following tables provide information regarding our significant unobservable inputs used to value our Level 3 instruments at September 30, 2013 and December 31, 2012:

	September 30, 2013 Fair Value (millions)		Valuation	Significant		Weighted-
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range	Average
Electricity:
Forward Contracts (a)	$47	$74	Discounted cash flows	Electricity forward price (per MWh)	$24.55 – $60.97	$40.23

Option Contracts (b)	—	16	Option model	Electricity forward price (per MWh)	$38.56 – $82.07	$55.74
				Electricity price volatilities	51% – 106%	74%
				Natural gas forward price	$3.82 – $3.96	$3.91
				Natural gas price volatilities	24% – 51%	31%
Natural Gas:
Forward Contracts (a)	1	2	Discounted cash flows	Natural gas forward price (per mmbtu)	$3.31 – $4.25	$3.97
Total	$48	$92

(a)                                 Includes swaps and physical and financial contracts.

(b)                                 Electricity and natural gas price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012 Fair Value (millions)		Valuation	Significant		Weighted-
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range	Average
Electricity:
Forward Contracts (a)	$57	$82	Discounted cash flows	Electricity forward price (per MWh)	$23.06 – $64.20	$43.16

Option Contracts	—	27	Option model	Electricity forward price (per MWh)	$36.66 – $92.19	$60.97
				Natural gas forward price (per mmbtu)	$4.10 – $4.25	$4.20
				Implied electricity price volatilities	15% – 66%	39%
				Implied natural gas price volatilities	17% – 36%	23%
Natural Gas:
Forward Contracts (a)	5	1	Discounted cash flows	Natural gas forward price (per mmbtu)	$3.25 – $4.44	$3.93
Total	$62	$110

(a)                                 Includes swaps and physical and financial contracts.

The following table shows the changes in fair value for our risk management activities’ assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2013 and 2012 (dollars in millions):

Commodity Contracts	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net derivative balance at beginning of period	$(53)	$(45)	$(48)	$(51)
Total net gains (losses) realized/unrealized:
Included in earnings	—	—	—	2
Included in OCI	—	—	—	(2)
Deferred as a regulatory asset or liability	4	(3)	(2)	4
Settlements	6	(1)	8	(1)
Transfers into Level 3 from Level 2	(1)	(4)	(1)	(2)
Transfers from Level 3 into Level 2	—	3	(1)	—
Net derivative balance at end of period	$(44)	$(50)	$(44)	$(50)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—	$—	$—

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

13.                               Nuclear Decommissioning Trusts

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per their stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets.  See Note 12 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have deferred realized and unrealized gains and losses (including other-than-temporary impairments on investment securities) in other regulatory liabilities.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at September 30, 2013 and December 31, 2012 (dollars in millions):

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
September 30, 2013
Equity securities	$245	$104	$—
Fixed income securities	371	13	(5)
Net payables (a)	(3)	—	—
Total	$613	$117	$(5)

(a)                                 Net payables relate to pending securities sales and purchases.

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2012
Equity securities	$204	$67	$—
Fixed income securities	371	24	—
Net payables (a)	(4)	—	—
Total	$571	$91	$—

(a)                                 Net payables relate to pending securities sales and purchases.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate realized gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Realized gains	$1	$1	$4	$5
Realized losses	(3)	(1)	(5)	(3)
Proceeds from the sale of securities (a)	110	84	364	295

(a)                                 Proceeds are reinvested in the trust.

The fair value of fixed income securities, summarized by contractual maturities, at September 30, 2013 is as follows (dollars in millions):

Fair Value
Less than one year	$12
1 year - 5 years	106
5 years - 10 years	104
Greater than 10 years	149
Total	$371

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.                               Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and nine months ended September 30, 2013 (dollars in thousands):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Derivative Instruments	Pension and Other Postretirement Benefits	Total	Derivative Instruments	Pension and Other Postretirement Benefits	Total

Beginning balance	$(40,319)	$(64,138)	$(104,457)	$(49,592)	$(64,416)	$(114,008)

Other comprehensive loss before reclassifications	(145)	—	(145)	(247)	(1,635)	(1,882)

Amounts reclassified from accumulated other comprehensive loss	14,310 (a)	957 (b)	15,267	23,685 (a)	2,870 (b)	26,555

Net current period other comprehensive income	14,165	957	15,122	23,438	1,235	24,673

Ending balance	$(26,154)	$(63,181)	$(89,335)	$(26,154)	$(63,181)	$(89,335)

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

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2013	2012

ELECTRIC OPERATING REVENUES	$1,151,535	$1,108,623

OPERATING EXPENSES
Fuel and purchased power	350,953	302,894
Operations and maintenance	222,617	218,403
Depreciation and amortization	107,364	100,329
Income taxes	143,335	153,797
Taxes other than income taxes	43,015	36,255
Total	867,284	811,678
OPERATING INCOME	284,251	296,945

OTHER INCOME (DEDUCTIONS)
Income taxes	4,123	3,170
Allowance for equity funds used during construction	5,569	5,708
Other income (Note S-2)	721	815
Other expense (Note S-2)	(4,615)	(3,352)
Total	5,798	6,341

INTEREST EXPENSE
Interest on long-term debt	47,214	48,841
Interest on short-term borrowings	1,553	1,334
Debt discount, premium and expense	1,008	1,070
Allowance for borrowed funds used during construction	(3,235)	(3,830)
Total	46,540	47,415

NET INCOME	243,509	255,871

Less: Net income attributable to noncontrolling interests (Note 6)	8,555	8,040

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$234,954	$247,831

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2013	2012

NET INCOME	$243,509	$255,871

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $95 and $47	(145)	(72)
Reclassification of net realized loss, net of tax benefit of $9,348 and $19,547	14,310	29,931
Pension and other postretirement benefits activity, net of tax (expense) of $(621) and $(568)	951	869
Total other comprehensive income	15,116	30,728

COMPREHENSIVE INCOME	258,625	286,599
Less: Comprehensive income attributable to noncontrolling interests	8,555	8,040

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$250,070	$278,559

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2013	2012

ELECTRIC OPERATING REVENUES	$2,752,427	$2,606,458

OPERATING EXPENSES
Fuel and purchased power	859,216	783,926
Operations and maintenance	668,319	640,596
Depreciation and amortization	317,338	300,997
Income taxes	241,347	233,679
Taxes other than income taxes	123,366	119,499
Total	2,209,586	2,078,697
OPERATING INCOME	542,841	527,761

OTHER INCOME (DEDUCTIONS)
Income taxes	9,555	6,906
Allowance for equity funds used during construction	18,698	15,639
Other income (Note S-2)	3,012	2,343
Other expense (Note S-2)	(15,755)	(11,969)
Total	15,510	12,919

INTEREST EXPENSE
Interest on long-term debt	140,978	150,416
Interest on short-term borrowings	4,950	5,283
Debt discount, premium and expense	3,001	3,182
Allowance for borrowed funds used during construction	(10,861)	(10,428)
Total	138,068	148,453

NET INCOME	420,283	392,227

Less: Net income attributable to noncontrolling interests (Note 6)	25,338	23,573

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$394,945	$368,654

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2013	2012

NET INCOME	$420,283	$392,227

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $162 and $14,820	(247)	(22,693)
Reclassification of net realized loss, net of tax benefit of $15,471 and $34,367	23,684	52,625
Pension and other postretirement benefits activity, net of tax (expense) of $(798) and $(1,409)	1,222	2,158
Total other comprehensive income	24,659	32,090

COMPREHENSIVE INCOME	444,942	424,317

Less: Comprehensive income attributable to noncontrolling interests	25,338	23,573

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$419,604	$400,744

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30,	December 31,
	2013	2012
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$14,594,129	$14,342,501
Accumulated depreciation and amortization	(5,097,804)	(4,925,990)
Net	9,496,325	9,416,511

Construction work in progress	605,987	565,716
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	126,092	128,995
Intangible assets, net of accumulated amortization	159,979	161,995
Nuclear fuel, net of accumulated amortization	140,356	122,778
Total property, plant and equipment	10,528,739	10,395,995

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 13)	612,640	570,625
Assets from risk management activities (Note 7)	26,046	35,891
Other assets	33,203	31,650
Total investments and other assets	671,889	638,166

CURRENT ASSETS
Cash and cash equivalents	113,072	3,499
Customer and other receivables	426,425	274,815
Accrued unbilled revenues	132,555	94,845
Allowance for doubtful accounts	(3,768)	(3,340)
Materials and supplies (at average cost)	223,385	218,096
Income tax receivable	126,098	589
Fossil fuel (at average cost)	34,959	31,334
Deferred fuel and purchased power regulatory asset (Note 3)	37,383	72,692
Other regulatory assets (Note 3)	82,558	71,257
Deferred income taxes	538	74,420
Assets from risk management activities (Note 7)	22,741	25,699
Other current assets	35,983	37,077
Total current assets	1,231,929	900,983

DEFERRED DEBITS
Regulatory assets (Note 3)	1,105,882	1,099,900
Unamortized debt issue costs	22,367	22,492
Income tax receivable (Note 5)	—	70,784
Other	114,995	114,222
Total deferred debits	1,243,244	1,307,398

TOTAL ASSETS	$13,675,801	$13,242,542

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30,	December 31,
	2013	2012
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,379,696
Retained earnings	1,899,375	1,624,237
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(38,281)	(39,503)
Derivative instruments	(26,155)	(49,592)
Total shareholder equity	4,392,797	4,093,000
Noncontrolling interests (Note 6)	145,624	129,483
Total equity (Note S-1)	4,538,421	4,222,483
Long-term debt less current maturities (Note 2)	2,657,901	3,035,219
Palo Verde sale leaseback lessor notes less current maturities (Note 6)	37,414	38,869
Total capitalization	7,233,736	7,296,571

CURRENT LIABILITIES
Short-term borrowings	—	92,175
Current maturities of long-term debt (Note 2)	566,481	122,828
Accounts payable	243,470	215,577
Accrued taxes (Note 5)	178,349	116,700
Accrued interest	45,542	49,135
Common dividends payable	—	59,800
Customer deposits	77,254	79,689
Liabilities from risk management activities (Note 7)	53,468	73,741
Regulatory liabilities (Note 3)	88,409	88,116
Other current liabilities	152,392	145,326
Total current liabilities	1,405,365	1,043,087

DEFERRED CREDITS AND OTHER
Deferred income taxes	2,337,320	2,133,976
Regulatory liabilities (Note 3)	798,226	759,201
Liability for asset retirements	364,635	357,097
Liabilities for pension and other postretirement benefits (Note 4)	901,146	1,017,556
Deferred investment tax credit	115,984	99,819
Liabilities from risk management activities (Note 7)	67,662	85,264
Customer advances	109,667	109,359
Coal mine reclamation	114,764	118,860
Unrecognized tax benefits (Note 5)	81,589	70,932
Other	145,707	150,820
Total deferred credits and other	5,036,700	4,902,884

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$13,675,801	$13,242,542

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$420,283	$392,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	377,899	360,499
Deferred fuel and purchased power	13,093	51,533
Deferred fuel and purchased power amortization	23,158	(91,894)
Allowance for equity funds used during construction	(18,698)	(15,639)
Deferred income taxes	256,253	222,251
Deferred investment tax credit	16,164	8,974
Change in derivative instruments fair value	537	(943)
Changes in current assets and liabilities:
Customer and other receivables	(179,494)	(79,152)
Accrued unbilled revenues	(37,710)	(11,186)
Materials, supplies and fossil fuel	(8,914)	(23,873)
Income tax receivable	(125,509)	(775)
Other current assets	(11,449)	(10,446)
Accounts payable	43,886	(72,802)
Accrued taxes	61,649	62,834
Other current liabilities	1,073	112
Change in margin and collateral accounts — assets	(327)	1,980
Change in margin and collateral accounts — liabilities	15,000	114,579
Change in unrecognized tax benefits	(57,585)	(3,554)
Change in long-term income tax receivable	137,665	(1,320)
Change in other long-term assets	(28,686)	(17,185)
Change in other long-term liabilities	691	36,451
Net cash flow provided by operating activities	898,979	922,671

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(581,515)	(670,684)
Contributions in aid of construction	34,910	41,451
Allowance for borrowed funds used during construction	(10,861)	(10,428)
Proceeds from nuclear decommissioning trust sales	363,944	295,126
Investment in nuclear decommissioning trust	(376,881)	(308,063)
Other	(1,561)	(520)
Net cash flow used for investing activities	(571,964)	(653,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	136,307	351,081
Short-term borrowings — net	(92,175)	—
Repayment of long-term debt	(72,777)	(421,703)
Dividends paid on common stock	(179,600)	(162,400)
Noncontrolling interests	(9,197)	(2,630)
Net cash flow used for financing activities	(217,442)	(235,652)
NET INCREASE IN CASH AND CASH EQUIVALENTS	109,573	33,901
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,499	19,873
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$113,072	$53,774
Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes paid	$3,412	$—
Interest, net of amounts capitalized	138,626	149,338
Significant non-cash investing and financing activities:
Accrued capital expenditures	$11,377	$11,281

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

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-1.                           Changes in Equity

The following tables show APS’s changes in shareholder equity and changes in equity of noncontrolling interests for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Shareholder Equity	Noncontrolling Interests	Total	Shareholder Equity	Noncontrolling Interests	Total

Beginning balance, July 1	$4,142,726	$137,070	$4,279,796	$3,902,791	$121,302	$4,024,093

Net income	234,954	8,555	243,509	247,831	8,040	255,871
OCI	15,116	—	15,116	30,728	—	30,728
Total comprehensive income	250,070	8,555	258,625	278,559	8,040	286,599

Other	1	(1)	—	1	—	1
Ending balance, September 30	$4,392,797	$145,624	$4,538,421	$4,181,351	$129,342	$4,310,693

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Shareholder Equity	Noncontrolling Interests	Total	Shareholder Equity	Noncontrolling Interests	Total

Beginning balance, January 1	$4,093,000	$129,483	$4,222,483	$3,943,007	$108,399	$4,051,406

Net income	394,945	25,338	420,283	368,654	23,573	392,227
OCI	24,659	—	24,659	32,090	—	32,090
Total comprehensive income	419,604	25,338	444,942	400,744	23,573	424,317

Dividends on common stock	(119,800)	—	(119,800)	(162,400)	—	(162,400)
Net capital activities by noncontrolling interests	—	(9,197)	(9,197)	—	(2,630)	(2,630)
Other	(7)	—	(7)	—	—	—
Ending balance, September 30	$4,392,797	$145,624	$4,538,421	$4,181,351	$129,342	$4,310,693

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-2.                           Other Income and Other Expense

The following table provides detail of APS’s other income and other expense for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other income:
Interest income	$2	$61	$1,061	$244
Miscellaneous	719	754	1,951	2,099
Total other income	$721	$815	$3,012	$2,343

Other expense:
Non-operating costs (a)	$(2,263)	$(2,007)	$(6,868)	$(6,690)
Asset dispositions	(1,203)	(248)	(3,864)	(666)
Miscellaneous	(1,149)	(1,097)	(5,023)	(4,613)
Total other expense	$(4,615)	$(3,352)	$(15,755)	$(11,969)

(a)                                 As defined by the FERC, includes below-the-line non-operating utility expense (items excluded from utility rate recovery).

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-3.                           Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and nine months ended September 30, 2013 (dollars in thousands):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Derivative Instruments	Pension and Other Postretirement Benefits	Total	Derivative Instruments	Pension and Other Postretirement Benefits	Total

Beginning balance	$(40,320)	$(39,232)	$(79,552)	$(49,592)	$(39,503)	$(89,095)

Other comprehensive loss before reclassifications	(145)	—	(145)	(247)	(1,630)	(1,877)

Amounts reclassified from accumulated other comprehensive loss	14,310 (a)	951 (b)	15,261	23,684 (a)	2,852 (b)	26,536

Net current period other comprehensive income	14,165	951	15,116	23,437	1,222	24,659

Ending balance	$(26,155)	$(38,281)	$(64,436)	$(26,155)	$(38,281)	$(64,436)

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

Four Corners

Asset Purchase Agreement Terms and Approvals.  SCE, a participant in Four Corners, has indicated that certain California legislation may prohibit it from making emission control expenditures at the plant.  On November 8, 2010, APS and SCE entered into an asset purchase agreement (“Asset Purchase Agreement”), providing for the purchase by APS of SCE’s 48% interest in each of Units 4 and 5 of Four Corners.  The purchase price is $294 million, subject to certain adjustments.  The Asset Purchase Agreement provides that the purchase price will be reduced by $7.5 million for each month between October 1, 2012 and the closing date.  Completion of the purchase by APS is subject to the receipt of approvals by the ACC, the California Public Utilities Commission (“CPUC”) and the FERC.  On March 29, 2012, the CPUC issued an order approving the sale.  On April 18, 2012, the ACC voted to allow APS to move forward with the purchase.  The ACC also authorized an accounting deferral of certain costs associated with the purchase until any such cost recovery proceeding concludes.  The ACC reserved the right to review the prudence of the transaction for cost recovery purposes in a future proceeding if the purchase closes.  APS intends to file an application to request rate adjustments prior to its next general rate case related to APS’s acquisition of SCE’s interest in Four Corners, assuming the transaction is consummated.  APS cannot predict the outcome of this request.

The FERC application seeking authorization for the transaction was approved on November 27, 2012.  The principal remaining condition to closing stated in the Asset Purchase Agreement is the negotiation and execution of a new coal supply contract on terms reasonably acceptable to APS.

Coal Supplier Ownership Transfer.  On December 19, 2012, BHP Billiton New Mexico Coal, Inc. (“BHP Billiton”), the parent company of BHP Navajo Coal Company (“BNCC”), the coal supplier and operator of the mine that serves Four Corners, announced that it has entered into a Memorandum of Understanding with the Navajo Nation setting out the key terms under which full ownership of BNCC would be sold to the Navajo Nation.  BHP Billiton would be retained by BNCC under contract as the mine manager and operator until July 2016.  Key terms of the new coal supply contract are being finalized by the Navajo Nation and APS and the other Four Corners co-owners, and the co-owners must finalize their internal approvals of the contract.  These negotiations, and the related transaction whereby ownership of BNCC would be transferred to the Navajo Nation, are proceeding.  On April 29, 2013, the Navajo Nation Tribal Council approved the creation of a new commercial enterprise with sufficient power and authority to execute the transaction with BHP Billiton.

Pollution Control Investments.  As disclosed in our 2012 Form 10-K, EPA, in its final regional haze rule for Four Corners, set a date of July 1, 2013 for the Four Corners’ owners to elect one of two emissions alternatives to apply to Four Corners.  Either alternative would involve substantial investment by the owners in additional post-combustion pollution controls, and accordingly contemplates the continued operation of Four Corners for a substantial period of time.  On September 24, 2013, EPA extended the date by which the Four Corners participants must notify EPA of their chosen BART compliance strategy from July 1 to December 31, 2013.

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

Pursuant to the Asset Purchase Agreement, because all of the closing conditions were not originally satisfied by December 31, 2012, either APS or SCE has a right to terminate the Agreement, unless the party seeking to terminate is then in breach of the Agreement.  APS cannot predict whether the closing conditions will be satisfied such that closing of its planned purchase of SCE’s interest in Four Corners can occur.

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

Renewable Energy.  The ACC approved the RES in 2006.  The renewable energy requirement is 4% of retail electric sales in 2013 and increases annually until it reaches 15% in 2025.  In the settlement agreement related to the 2008 retail rate case, APS agreed to exceed the RES standards, committing to use APS’s best efforts to obtain 1,700 gigawatt hours of new renewable resources to be in service by year-end 2015, in addition to its 2008 renewable resource commitments.  Taken together, APS’s commitment is currently estimated to be approximately 12% of APS’s estimated retail energy sales by year-end 2015, which is more than double the existing RES target of 5% for that year.  We expect renewable energy, including rooftop solar, to meet approximately 7% of our retail energy sales for 2013.  A component of the RES targets development of distributed energy systems (generally speaking, small-scale renewable technologies that are located on customers’ properties).

On June 29, 2012, APS filed its annual RES implementation plan, covering the 2013-2017 timeframe and requesting 2013 RES funding of between $97 million and $107 million.  In a final order dated January 31, 2013, the ACC approved a budget of $103 million for APS’s 2013 RES plan.  That budget included $4 million for residential distributed energy incentives and $0.1 million for commercial distributed energy up-front incentives, but did not include any funds for new commercial distributed energy production-based incentives beyond those for previously approved programs.  The ACC conducted a hearing to consider APS’s proposal to establish compliance with distributed energy requirements by tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits.  In those proceedings, the ACC staff proposed a solution whereby if a customer installs distributed generation without an incentive, the customer keeps the renewable energy credits generated and the RES distributed generation requirement is adjusted downward to reflect how much load is being served by renewable generation.  APS has endorsed the ACC staff’s proposed solution.  Finally, the ACC authorized an APS-led multi-session technical conference to consider APS’s net metering policy and the costs and benefits of distributed energy.  The multi-session technical conference concluded on May 28, 2013.

On July 12, 2013, APS filed an application with the ACC proposing a solution to fix the cost shift brought by the current net metering rules.  In its application, APS requested that the ACC cause all new residential customers installing new rooftop solar systems to either:  (i) take electric service under APS’s demand-based ECT-2 rate and remain eligible for net metering; or (ii) take service under the customer’s existing rate as if no distributed energy system was installed and receive a bill credit for 100% of the distributed energy system’s output at a market-based price.  APS also proposed that the ACC:  (i) grandfather current rates and use of net metering for existing and immediately pending distributed energy customers; and (ii) continue using direct cash incentives for new distributed energy installations.  In its September 20, 2013 report, the ACC staff recognized that net metering shifts costs from solar customers to non-solar customers.  The ACC staff recommended that the ACC wait until APS’s next rate case to fully address the issue.  As an alternative, the ACC staff recommended that the ACC assess one of two modest charges on new solar customers with a mechanism to return all incremental revenue collected from such charges to customers.

On July 12, 2013, APS filed its annual RES implementation plan covering the 2014-2018 timeframe.  The plan requests a budget for 2014 of approximately $143 million.  The plan does not propose any new programs.  Rather, the plan requests the funding necessary to fulfill previously approved projects and commitments which are needed to comply with the RES targets and APS’s obligations under its 2008 rate case settlement agreement approved by the ACC, including the remaining 50 MW of AZ Sun.  On September 30, 2013, the ACC staff issued a report recommending approval of APS’s plan and proposed budget.

The following table summarizes APS’s renewable energy sources in operation and under development as of October 31, 2013.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar (a)	101	69

Purchased Power Agreements:
Solar (b)	280	30
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	6	—
Total Purchased Power Agreements	599	30

Total Distributed Energy: Solar (c)	277	65

Total Renewable Portfolio	977	164

(a)         Through the ACC-approved AZ Sun Program, APS has executed contracts for the development of 150 MW of new solar generation, representing an investment commitment of approximately $609 million.

(b)         Includes 250 MW from the Solana Generating Station, which achieved commercial operation in October 2013.

(c)          Distributed generation is produced in DC and is converted to AC for reporting purposes.

Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the project to the electric grid.

Demand Side Management.  In recent years, Arizona regulators have placed an increased focus on energy efficiency and other demand side management programs to encourage customers to conserve energy, while incentivizing utilities to aid in these efforts that ultimately reduce the demand for energy.  In December 2009, the ACC initiated an Energy Efficiency rulemaking, with a proposed Energy Efficiency Standard of 22% cumulative annual energy savings by 2020.  The 22% figure represents the cumulative reduction in future energy usage through 2020 attributable to energy efficiency initiatives.  This ambitious standard became effective on January 1, 2011.  The ACC issued an order on April 4, 2012, approving recovery of approximately $72 million of APS’s energy efficiency and demand side management program costs.  This amount will be recovered by the then-existing DSMAC over a twelve-month period beginning March 1, 2012.  This amount does not include $10 million already being recovered in general retail base rates, but does include amortization of 2009 costs (approximately $5 million of the $72 million).

On June 1, 2012, APS filed its 2013 Demand Side Management Implementation Plan.  In 2013, the standards require APS to achieve cumulative energy savings equal to 5% of its 2012 retail energy sales.  Later in 2012, APS filed a supplement to its plan that included a proposed budget for 2013 of $87.6 million.  APS expects to receive a decision from the ACC in late 2013 or early 2014.

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

As part of APS’s proposed acquisition of SCE’s interest in Units 4 and 5 of Four Corners, APS and SCE agreed that upon closing of the acquisition (or in 2016 if the closing does not occur), the companies will terminate an existing transmission agreement between the parties that provides transmission capacity for SCE to transmit its portion of the output from Four Corners to California.  On

May 1, 2013, APS submitted a request with FERC seeking authorization to cancel the transmission agreement and defer a $40 million payment to be made by APS associated with the termination and recover the payment through amortization over a 10-year period.  On September 13, 2013, FERC issued an Order accepting the notice of cancellation, but denying APS’s request for rate recovery of the costs associated with the cancellation.  In accordance with its Termination Agreement with SCE, APS believes that the denial by FERC of such rate recovery constitutes the failure of a condition that relieves APS of its obligation under the Termination Agreement.  The parties are in discussions concerning this matter.  If the matter is not resolved by negotiation, the Termination Agreement requires that disputes be resolved through arbitration.  APS is unable to predict the outcome of this matter.

On May 9, 2013, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona.  The ACC subsequently opened a docket for this matter and received comments from a number of interested parties on the considerations involved in establishing retail electric deregulation in the state.  One of these considerations is whether various aspects of a deregulated market, including setting utility rates on a “market” basis, would be consistent with the requirements of the Arizona Constitution.  On September 11, 2013, after receiving legal advice from the ACC staff, the ACC voted 4-1 to close the current docket and await full Constitutional authority before any further examination of this matter.  The motion approved by the ACC also included opening one or more new dockets in the future to explore options to offer more rate choices to customers and innovative changes within the existing cost-of-service regulatory model that could include elements of competition.

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

Customer and Sales Growth.  Retail customer growth in APS’s service territory for the nine-month period ended September 30, 2013 was 1.3% compared with the comparable prior-year period.  For the three years 2010 through 2012, APS’s customer growth averaged 0.7% per year.  We currently expect annual customer growth to average about 2% for 2013 through 2015 based on our assessment of modestly improving economic conditions, both nationally and in Arizona.  Retail electricity sales in kilowatt-hours, adjusted to exclude the effects of weather variations, decreased 0.1% for the nine-month period ended September 30, 2013 compared with the prior-year period, reflecting the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, offset by mildly improving economic conditions.  For the three years 2010 through 2012, APS experienced annual declines in retail electricity sales averaging 0.1%, adjusted to exclude the effects of weather variations.  We currently estimate that annual retail electricity sales in kilowatt-hours will increase on average by less than one percent during 2013 through 2015, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A failure of the Arizona economy to continue to improve could further impact these estimates.

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

Property Taxes.  Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates.  The average property tax rate in Arizona for APS, which owns essentially all of our property, was 10.4% of the assessed value for 2013 and 9.6% for 2012.  We expect property taxes to increase as we add new generating units and continue with improvements and expansions to our existing generating units, transmission and distribution facilities.  (See Note 3 for property tax deferrals contained in the Settlement Agreement).

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

Operating Results

Three-month period ended September 30, 2013 compared with three-month period ended September 30, 2012.  Our consolidated net income attributable to common shareholders for the three months ended September 30, 2013 was $226 million, compared with net income of $245 million for the prior-year period.  The results reflect a decrease of approximately $18 million for the regulated electricity segment primarily due to lower retail sales as a result of changes in customer usage related to energy efficiency, customer conservation and distributed generation, partially offset by customer growth; higher operations and maintenance expenses; higher depreciation and amortization expenses; and higher property taxes; partially offset by lower income taxes.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended September 30,
	2013	2012	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$801	$806	$(5)
Operations and maintenance	(234)	(221)	(13)
Depreciation and amortization	(107)	(100)	(7)
Taxes other than income taxes	(43)	(37)	(6)
Other income (expenses), net	—	2	(2)
Interest charges, net of allowance for borrowed funds used during construction	(47)	(48)	1
Income taxes	(133)	(148)	15
Less income related to noncontrolling interests (Note 6)	(9)	(8)	(1)
Regulated electricity segment net income	228	246	(18)

All other	(2)	(1)	(1)

Net Income Attributable to Common Shareholders	$226	$245	$(19)

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $5 million lower for the three months ended September 30, 2013 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)

Lower retail sales due to changes in customer usage, partially offset by customer growth	$(21)	$(4)	$(17)
Higher fuel and purchased power costs, net of related deferrals and off-system sales	49	48	1
Effects of weather	6	2	4
Higher demand-side management, renewable energy and similar regulatory surcharges	10	—	10
Miscellaneous items, net	(1)	2	(3)
Total	$43	$48	$(5)

Operations and maintenance.  Operations and maintenance expenses increased $13 million for the three months ended September 30, 2013 compared with the prior-year period primarily because of:

•                                          An increase of $9 million related to communication and other costs associated with net metering and deregulation;

•                                          An increase of $6 million related to costs for demand-side management, renewable energy and similar regulatory programs, which were largely offset in operating revenues;

•                                          A decrease of $5 million in generation costs primarily due to lower power plant maintenance costs as a result of less work being completed in the third quarter of 2013 compared with the third quarter of 2012; and

•                                          An increase of $3 million related to other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $7 million higher for the three months ended September 30, 2013 compared with the prior-year period primarily because of increased plant in service.

Taxes other than income taxes.  Taxes other than income taxes were $6 million higher for the three months ended September 30, 2013 compared with the prior-year period primarily because of higher property tax rates in the current year.

Income taxes.  Income taxes were $15 million lower for the three months ended September 30, 2013 compared with the prior-year period primarily due to lower pretax income in the current period.

Nine-month period ended September 30, 2013 compared with nine-month period ended September 30, 2012.  Our consolidated net income attributable to common shareholders for the nine months ended September 30, 2013 was $382 million, compared with net income of $359 million for the prior-year period.  The results reflect an increase of approximately $21 million for the regulated electricity segment primarily due to increases related to the retail regulatory settlement effective July 1, 2012 (see Note 3); higher retail transmission revenues; lower net interest charges due to lower debt balances and lower interest rates in the current-year period; and the effects of weather.  These positive factors were partially offset by higher operations and maintenance expenses; higher fuel and purchased power costs, net of related deferrals; and higher depreciation and amortization expenses.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Nine Months Ended September 30,
	2013	2012	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$1,893	$1,823	$70
Operations and maintenance	(686)	(648)	(38)
Depreciation and amortization	(317)	(301)	(16)
Taxes other than income taxes	(124)	(120)	(4)
Other income (expenses), net	8	7	1
Interest charges, net of allowance for borrowed funds used during construction	(141)	(152)	11
Income taxes	(223)	(221)	(2)
Less income related to noncontrolling interests (Note 6)	(25)	(24)	(1)
Regulated electricity segment net income	385	364	21

All other	(3)	(4)	1
Income from Continuing Operations Attributable to Common Shareholders	382	360	22

Loss from Discontinued Operations Attributable to Common Shareholders (a)	—	(1)	1

Net Income Attributable to Common Shareholders	$382	$359	$23

(a)                                 Includes activities related to SunCor.

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $70 million higher for the nine months ended September 30, 2013 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)

Impacts of retail regulatory settlement effective July 1, 2012	$60	$5	$55
Higher demand-side management, renewable energy and similar regulatory surcharges	25	5	20
Higher retail transmission revenues	18	—	18
Effects of weather	13	6	7
Lower retail sales due to changes in customer usage patterns and related pricing, partially offset by customer growth	(7)	(1)	(6)
Higher fuel and purchased power costs, net of related deferrals and off-system sales	45	65	(20)
Miscellaneous items, net	(8)	(4)	(4)
Total	$146	$76	$70

Operations and maintenance.  Operations and maintenance expenses increased $38 million for the nine months ended September 30, 2013 compared with the prior-year period primarily because of:

•                                          An increase of $18 million related to amortization of certain pension and other postretirement benefit costs in 2013 compared with regulatory deferral of such costs in 2012;

•                                          An increase of $10 million related to costs for demand-side management, renewable energy and similar regulatory programs, which were largely offset in operating revenues;

•                                          An increase of $9 million related to communication and other costs associated with net metering and deregulation;

•                                          An increase of $7 million in information technology costs;

•                                          A decrease of $9 million in generation costs primarily related to lower fossil generation outage costs; and

•                                          An increase of $3 million related to other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $16 million higher for the nine months ended September 30, 2013 compared with the prior-year period primarily because of increased plant in service.

Interest charges, net of allowance for borrowed funds used during construction.  Interest charges, net of allowance for borrowed funds used during construction, decreased $11 million for the nine months ended September 30, 2013 compared with the prior-year period primarily because of lower debt balances and lower interest rates in the current period.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At September 30, 2013, APS’s common equity ratio, as defined, was 58%.  Its total shareholder equity was approximately $4.4 billion, and total capitalization was approximately $7.6 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $3.0 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

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

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 (dollars in millions):

Pinnacle West Consolidated

	Nine Months Ended September 30,		Net
	2013	2012	Change
Net cash flow provided by operating activities	$882	$929	$(47)
Net cash flow used for investing activities	(572)	(653)	81
Net cash flow used for financing activities	(201)	(230)	29
Net increase in cash and cash equivalents	$109	$46	$63

Arizona Public Service Company

	Nine Months Ended September 30,		Net
	2013	2012	Change
Net cash flow provided by operating activities	$899	$923	$(24)
Net cash flow used for investing activities	(572)	(653)	81
Net cash flow used for financing activities	(217)	(236)	19
Net increase in cash and cash equivalents	$110	$34	$76

Operating Cash Flows

Nine-month period ended September 30, 2013 compared with nine-month period ended September 30, 2012.  Pinnacle West’s consolidated net cash provided by operating activities was $882 million in 2013, compared to $929 million in 2012, a decrease of $47 million in net cash provided.  The decrease is primarily related to a $102 million change in cash collateral posted and $99 million of higher pension contributions made in the nine-month period ended September 30, 2013 compared to the same period in 2012 (approximately $23 million of which is reflected in capital expenditures).  The decrease is partially offset by approximately $131 million of higher cash inflows due to the increase in pre-tax income primarily driven by higher authorized revenue requirements resulting from the retail regulatory settlement effective July 1, 2012 and other changes in working capital.

Other.  Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 105% funded as of January 1, 2012 and 107% funded as of January 1, 2013, reflecting scheduled contributions.  The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Contributions made or expected to be made in 2013 will be mostly allocated to the 2012 plan year.  Therefore, the funded status of the plan as of January 1, 2013 increased from 101%, previously reported, to 107% (including those 2012 plan year contributions).  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have made voluntary contributions of $141 million to our pension plan in 2013.  The minimum contributions for the pension plan due in 2013, 2014 and 2015 under the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) are estimated to be zero, $89 million and $112 million, respectively.  We expect to make contributions to the pension plan up to approximately $175 million each year in 2014 and 2015.  We have contributed $11 million to our other postretirement benefit plans in 2013.  The total contributions to our other postretirement benefit plans are expected to be approximately $14 million in 2013 and approximately $20 million each year in 2014 and 2015.

The $70 million long-term income tax receivable on the Condensed Consolidated Balance Sheets as of December 31, 2012 represented the anticipated refund related to an APS tax accounting method change approved by the IRS in the third quarter of 2009.  On July 9, 2013, IRS guidance was released which provided clarification regarding the timing and amount of this cash receipt.  As a result of this guidance, uncertain tax positions decreased $67 million during the third quarter.  This decrease in uncertain tax positions resulted in a corresponding increase to the total anticipated refund due from the IRS and an offsetting increase in long-term deferred tax liabilities.  The net $137 million anticipated refund is expected to be received within the next twelve months and has been reclassified to current income tax receivable as of September 30, 2013.

Investing Cash Flows

Nine-month period ended September 30, 2013 compared with nine-month period ended September 30, 2012.  Pinnacle West’s consolidated net cash used for investing activities was $572 million in 2013, compared to $653 million in 2012, a decrease of $81 million in net cash used.  The decrease in net cash used for investing activities is primarily due to a decrease of approximately $83 million in capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the years presented:

Capital Expenditures

(dollars in millions)

	Estimated for the Year Ended December 31,
	2013	2014	2015
APS
Generation:
Nuclear Fuel	$56	$80	$86
Renewables	182	41	—
Environmental	21	63	142
Four Corners Units 4 and 5	224	—	—
Other Generation	137	223	254
Distribution	249	252	374
Transmission	138	201	213
Other (a)	48	49	41
Total APS	$1,055	$909	$1,110

(a)                                 Primarily information systems and facilities projects.

Generation capital expenditures are comprised of various improvements to APS’s existing fossil and nuclear plants.  Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment.  For purposes of this table, we have assumed the consummation of APS’s purchase of SCE’s interest in Four Corners Units 4 and 5 and the subsequent shutdown of Units 1-3, as discussed in the “Overview” section above.  As a result, we included the estimated $224 million purchase price under Generation and have not included environmental expenditures for Units 1-3.  We have not included estimated costs for Cholla’s compliance with EPA’s regional haze rule since we have challenged the rule judicially and are considering our future options with respect to that plant if the rule is upheld.  We are also monitoring the status of certain environmental matters, which, depending on their final outcome, could require modification to our environmental expenditures.

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

Financing Cash Flows and Liquidity

Nine-month period ended September 30, 2013 compared with nine-month period ended September 30, 2012.  Pinnacle West’s consolidated net cash used for financing activities was $201 million in 2013, compared to $230 million of net cash used in 2012, a decrease of $29 million in net cash used.  The decrease in net cash used for financing activities is primarily due to $349 million in lower repayments of long-term debt, largely offset by $215 million in lower issuances of long-term debt and a $92 million net change in APS’s short-term borrowings (see below).

Significant Financing Activities.  On October 23, 2013, the Pinnacle West Board of Directors declared a quarterly dividend of $0.5675 per share of common stock, payable on December 2, 2013, to shareholders of record on November 4, 2013.  This represents an increase in the indicated annual dividend from $2.18 per share to $2.27 per share.

On March 22, 2013, APS issued an additional $100 million par amount of its outstanding 4.50% unsecured senior notes that mature on April 1, 2042.  The net proceeds from the sale were used to repay short-term commercial paper borrowings and replenish cash used to redeem certain tax-exempt indebtedness in November 2012.

On May 1, 2013, APS purchased all $32 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series C, due 2029.  On May 28, 2013, we remarketed the bonds.  The interest rate for these bonds was set to a new term rate.  The new term rate for these bonds ends, subject to a mandatory tender, on May 30, 2018.  During this time, the bonds will bear interest at a rate of 1.75% per annum.  These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets at September 30, 2013 and were classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at December 31, 2012.

On July 12, 2013, APS purchased all $33 million of the Coconino County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 1994 Series A, due 2029.  These bonds are classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at December 31, 2012.

On October 11, 2013, APS purchased all $32 million of the City of Farmington, New Mexico Pollution Control Revenue Bonds, 1994 Series C, due 2024.  These bonds are classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

At September 30, 2013, Pinnacle West’s $200 million credit facility, which matures in November 2016, was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At September 30, 2013, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding, and no commercial paper borrowings.

On April 9, 2013, APS replaced its $500 million revolving credit facility that would have matured in February 2015, with a new $500 million facility.  The new revolving credit facility terminates in April 2018.

At September 30, 2013, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that was refinanced in April 2013 (see above) and a $500 million credit facility that matures in November 2016.  APS may increase the amount of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At September 30, 2013, APS had no commercial paper borrowings and no outstanding borrowings or outstanding letters of credit under these credit facilities.

See “Financial Assurances” in Note 9 for a discussion of APS’s separate outstanding letters of credit.

Other Financing Matters.  See Note 3 for information regarding the PSA approved by the ACC.

See Note 3 for information regarding the settlement related to the 2008 retail rate case, which includes ACC authorization and requirements of equity infusions into APS of at least $700 million by December 31, 2014 ($253 million of which was infused into APS from proceeds of a Pinnacle West equity issuance in 2010).

See Note 7 for information related to the change in our margin accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At September 30, 2013, the ratio was approximately 44% for Pinnacle West and 43% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of October 28, 2013 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

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

Financial Assurances

See “Financial Assurances” in Note 9 for a discussion of APS’s outstanding letters of credit.  Pinnacle West has also issued parental guarantees and surety bonds for APS, which were not material at September 30, 2013.

Contractual Obligations

As of September 30, 2013, our contractual obligations for fuel and purchased power commitments decreased approximately $300 million from December 31, 2012, as discussed in our 2012 Form 10-K.  As of September 30, 2013, the updated contractual obligations related to our fuel and purchased power commitments are as follows (dollars in millions):

	2013	2014-2015	2016-2017	Thereafter	Total
Fuel and purchased power	$108	$1,125	$957	$6,399	$8,589

For additional information regarding contractual obligations, see information provided in our 2012 Form 10-K.

Changes have also occurred relating to long-term debt payments and interest.  See Note 2 for a discussion of these changes.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the nine months ended September 30, 2013 and 2012 (dollars in millions):

	Nine Months Ended September 30,
	2013	2012
Mark-to-market of net positions at beginning of period	$(122)	$(222)
Recognized in earnings (a):
Change in mark-to-market losses for future period deliveries	—	1
Decrease in regulatory asset	2	50
Recognized in OCI:
Change in mark-to-market losses for future period deliveries (b)	—	(37)
Mark-to-market losses realized during the period	39	87
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(81)	$(121)

(a)                                 Represents the amounts reflected in income after the effect of PSA deferrals.

(b)                                 The changes in mark-to-market recorded in OCI are due primarily to changes in forward natural gas prices.

The table below shows the fair value of maturities of our derivative contracts (dollars in millions and excluding margin and collateral) at September 30, 2013 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements,” in Item 8 of our 2012 Form 10-K and Note 12 for more discussion of our valuation methods.

Source of Fair Value	2013	2014	2015	2016	2017	Years thereafter	Total fair value
Observable prices provided by other external sources	$(6)	$(24)	$(5)	$(2)	$—	$—	$(37)
Prices based on unobservable inputs	(2)	(10)	(10)	(9)	(5)	(8)	(44)
Total by maturity	$(8)	$(34)	$(15)	$(11)	$(5)	$(8)	$(81)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 (dollars in millions):

	September 30, 2013 Gain (Loss)		December 31, 2012 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) or OCI (a)
Electricity	$6	$(6)	$7	$(7)
Natural gas	25	(25)	25	(25)
Total	$31	$(31)	$32	$(32)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of September 30, 2013.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’s disclosure controls and procedures as of September 30, 2013.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                                         LEGAL PROCEEDINGS

See “Environmental Matters” in Item 5 below and in Item 5 of the Pinnacle West/APS Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 and “Business of Arizona Public Service Company — Environmental Matters” in Item 1 of the 2012 Form 10-K in regard to pending or threatened litigation and other disputes.

See Note 3 for ACC and FERC-related matters.

See Note 9 for information regarding environmental and climate change matters, Superfund-related matters, matters related to a September 2011 power outage and a New Mexico tax matter.

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

Item 5.                                                         OTHER INFORMATION

Environmental Matters

EPA Environmental Regulation

Regional Haze — Navajo Plant.  On January 18, 2013, EPA issued a proposed BART rule for the Navajo Plant, which would require installation of SCR technology in order to achieve a new, more stringent plantwide NOx emission limit.  Under the proposal, the Navajo Plant participants would have up to five years after EPA issues its final determinations to achieve compliance with the BART requirements.  APS’s total costs for post-combustion NOx controls could be up to approximately $200 million.  The majority of these costs are not included in the capital expenditure estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures” in Item 2, since they will be incurred in years following 2015.  EPA’s proposal also includes an “Alternative to BART,” which would provide the Navajo Plant with additional time to install the SCR technology.  Under this “better than BART” alternative, the Navajo Plant participants would be required to install SCR technology on one unit per year in 2021, 2022 and 2023.  In response to EPA’s request for comments on other options that could set longer time frames for installing pollution controls if the Navajo Plant can achieve additional emission reductions, on July 26, 2013, a group of stakeholders, including SRP, the operating agent for the Navajo Plant, submitted to EPA two suggested alternatives to BART, which would achieve greater NOx emission reductions than EPA’s proposed BART rule.  On September 25, 2013, EPA issued a supplemental BART proposal proposing to determine that these alternatives are “better than BART” because NOx emissions that would be achieved thereunder would result in greater reasonable progress toward the national visibility goal than EPA’s proposed BART determination.

Climate Change

President Obama’s Climate Action Plan.  On June 25, 2013, President Obama unveiled his Climate Action Plan addressing his plans to reduce greenhouse gas (“GHG”) emissions in the United States.  While the plan identifies a wide range of strategies for cutting GHG emissions in the United States, most important to APS and the electric utility industry is the implementation of carbon pollution standards for modified and existing fossil-fired generating plants.  Concurrent with the President’s speech, the White House issued a Presidential Memorandum directing EPA to use its existing authorities under the Clean Air Act to develop GHG emission standards for new, modified, and existing power plants.  The Presidential Memorandum directs EPA to propose GHG emission standards for modified and existing units by June 1, 2014 and to finalize them by June 1, 2015.  The memorandum further directs EPA to reissue proposed standards for new power plants by September 20, 2013 and to finalize them in a timely fashion.

Consistent with President Obama’s June 2013 directive, pursuant to its authority under the Clean Air Act, on September 20, 2013, EPA issued a proposed rule, which would establish NSPS for new fossil-fired power plants.  Once finalized, APS does not expect that the GHG NSPS for new units will have any material impact on its current operations.  EPA indicated in its proposal that the rule will not apply to modified, reconstructed, or existing electric generating units, which are to be addressed in a subsequent rulemaking.  We cannot currently predict the shape of any final rules or standards for existing fossil-fired power plants or assess how they might potentially impact the company.  APS will continue to monitor these standards as they are developed.

Regulatory Initiatives.  In 2009, EPA determined that GHG emissions endanger public health and welfare.  This determination was made in response to a 2007 United States Supreme Court ruling that GHGs fit within the Clean Air Act’s broad definition of “air pollutant” and, as a result, EPA has the authority to regulate GHG emissions of new motor vehicles under the Clean Air Act.  As a result of this “endangerment finding,” EPA determined that the Clean Air Act required new regulatory requirements for new and modified major GHG emitting sources, including power plants.  EPA issued a rule under the Clean Air Act, known as the “tailoring rule,” establishing new GHG emissions thresholds that determine when sources, including power plants, must obtain air operating permits or New Source Review permits.  “New Source Review,” or “NSR,” is a pre-construction permitting program under the Clean Air Act that requires analysis of pollution controls prior to building a new stationary source or making major modifications to an existing stationary source.  The tailoring rule became applicable to power plants in January 2011.  Several groups filed lawsuits challenging EPA’s endangerment finding and the tailoring rule, but the United States Court of Appeals for the District of Columbia Circuit upheld the rules.  Petitioners asked the United States Supreme Court to reverse all or part of the appeals court’s decision upholding EPA’s GHG rules.  On October 15, 2013, the Supreme Court granted these petitions limiting the question it would review to whether EPA permissibly determined that its regulation of GHG emissions from new motor vehicles triggered permitting requirements under the Clean Air Act for stationary sources, including power plants, that emit such gasses.

APS does not expect that any resulting Supreme Court decision or the tailoring rule will have a significant impact on its current operations.  The rule will require APS to consider the impact of GHG emissions as part of its traditional New Source Review analysis for new sources and major modifications to existing plants.

Item 6.                                                         EXHIBITS

(a)                                 Exhibits

Exhibit No.	Registrant(s)	Description

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Pinnacle West	XBRL Instance Document
APS

101.SCH*	Pinnacle West	XBRL Taxonomy Extension Schema Document
APS

101.CAL*	Pinnacle West	XBRL Taxonomy Extension Calculation Linkbase Document
APS

Exhibit No.	Registrant(s)	Description

101.LAB*	Pinnacle West	XBRL Taxonomy Extension Label Linkbase Document
APS

101.PRE*	Pinnacle West	XBRL Taxonomy Extension Presentation Linkbase Document
APS

101.DEF*	Pinnacle West	XBRL Taxonomy Definition Linkbase Document
APS

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	October 31, 2013	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	October 31, 2013	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)