Form 10-Q
period 2014-03-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2014-05-02
CIK 764622, 7286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

PINNACLE WEST CAPITAL CORPORATION

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

ARIZONA PUBLIC SERVICE COMPANY

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of April 25, 2014: 110,357,309
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of April 25, 2014: 71,264,947

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”), Part II, Item 1A of this report and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, these factors include, but are not limited to:

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

•                              the investment performance of the assets of our nuclear decommissioning trusts, pension, and other postretirement benefit plans and the resulting impact on future funding requirements;

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

These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2013 Form 10-K and in Part II, Item 1A of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013

OPERATING REVENUES	$686,251	$686,652

OPERATING EXPENSES
Fuel and purchased power	249,786	230,679
Operations and maintenance	212,882	223,250
Depreciation and amortization	101,772	103,730
Taxes other than income taxes	45,845	40,021
Other expenses	796	2,049
Total	611,081	599,729
OPERATING INCOME	75,170	86,923
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	7,442	6,864
Other income (Note 10)	2,367	758
Other expense (Note 10)	(4,684)	(3,752)
Total	5,125	3,870
INTEREST EXPENSE
Interest charges	52,969	49,478
Allowance for borrowed funds used during construction	(3,770)	(3,990)
Total	49,199	45,488
INCOME BEFORE INCOME TAXES	31,096	45,305
INCOME TAXES	6,405	12,469
NET INCOME	24,691	32,836
Less: Net income attributable to noncontrolling interests (Note 6)	8,925	8,392
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$15,766	$24,444

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	110,257	109,832
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	110,888	110,835

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$0.14	$0.22
Net income attributable to common shareholders — diluted	$0.14	$0.22

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013

NET INCOME	$24,691	$32,836

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax benefit (expense) of $(599) and $(38)	(422)	58
Reclassification of net realized loss, net of tax benefit of $1,323 and $3,300	3,116	5,053
Pension and other postretirement benefits activity, net of tax expense of $718 and $631	457	966
Total other comprehensive income	3,151	6,077

COMPREHENSIVE INCOME	27,842	38,913
Less: Comprehensive income attributable to noncontrolling interests	8,925	8,392

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$18,917	$30,521

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$103,421	$9,526
Customer and other receivables	245,884	299,904
Accrued unbilled revenues	88,907	96,796
Allowance for doubtful accounts	(2,504)	(3,203)
Materials and supplies (at average cost)	223,401	221,682
Fossil fuel (at average cost)	36,496	38,028
Deferred income taxes	58,630	91,152
Income tax receivable (Note 5)	4,647	135,517
Assets from risk management activities (Note 7)	16,951	17,169
Deferred fuel and purchased power regulatory asset (Note 3)	—	20,755
Other regulatory assets (Note 3)	76,317	76,388
Other current assets	45,780	39,895
Total current assets	897,930	1,043,609

INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 7)	21,626	23,815
Nuclear decommissioning trust (Note 13)	657,862	642,007
Other assets	60,753	60,875
Total investments and other assets	740,241	726,697

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	15,256,945	15,200,464
Accumulated depreciation and amortization	(5,360,781)	(5,300,219)
Net	9,896,164	9,900,245
Construction work in progress	646,236	581,369
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	124,157	125,125
Intangible assets, net of accumulated amortization	144,446	157,689
Nuclear fuel, net of accumulated amortization	144,048	124,557
Total property, plant and equipment	10,955,051	10,888,985

DEFERRED DEBITS
Regulatory assets (Note 3)	719,596	711,712
Other	137,979	137,683
Total deferred debits	857,575	849,395

TOTAL ASSETS	$13,450,797	$13,508,686

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31, 2014	December 31, 2013
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$224,820	$284,516
Accrued taxes (Note 5)	179,137	130,998
Accrued interest	47,392	48,351
Common dividends payable	—	62,528
Short-term borrowings (Note 2)	9,500	153,125
Current maturities of long-term debt (Note 2)	540,424	540,424
Customer deposits	75,999	76,101
Liabilities from risk management activities (Note 7)	19,907	31,892
Liabilities for asset retirements	25,536	32,896
Deferred fuel and purchased power regulatory liability (Note 3)	18,897	—
Other regulatory liabilities (Note 3)	116,903	99,273
Other current liabilities	136,128	158,540
Total current liabilities	1,394,643	1,618,644

LONG-TERM DEBT LESS CURRENT MATURITIES (Note 2)	3,045,614	2,796,465

DEFERRED CREDITS AND OTHER
Deferred income taxes	2,359,689	2,351,882
Regulatory liabilities (Note 3)	783,702	801,297
Liabilities for asset retirements	344,708	313,833
Liabilities for pension and other postretirement benefits (Note 4)	442,136	513,628
Liabilities from risk management activities (Note 7)	29,106	70,315
Customer advances	115,033	114,480
Coal mine reclamation	208,183	207,453
Deferred investment tax credit	152,114	152,361
Unrecognized tax benefits (Note 5)	13,502	42,209
Other	184,666	185,659
Total deferred credits and other	4,632,839	4,753,117

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

EQUITY (Note 8)
Common stock, no par value; authorized 150,000,000 shares, 110,389,065 and 110,280,703 issued at respective dates	2,497,485	2,491,558
Treasury stock at cost; 34,828 and 98,944 shares at respective dates	(844)	(4,308)
Total common stock	2,496,641	2,487,250
Retained earnings	1,801,047	1,785,273
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(54,538)	(54,995)
Derivative instruments	(20,364)	(23,058)
Total accumulated other comprehensive loss	(74,902)	(78,053)
Total shareholders’ equity	4,222,786	4,194,470
Noncontrolling interests (Note 6)	154,915	145,990
Total equity	4,377,701	4,340,460

TOTAL LIABILITIES AND EQUITY	$13,450,797	$13,508,686

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,691	$32,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	122,394	124,344
Deferred fuel and purchased power	31,630	31,194
Deferred fuel and purchased power amortization	8,022	1,122
Allowance for equity funds used during construction	(7,442)	(6,864)
Deferred income taxes	8,810	(9,265)
Deferred investment tax credit	(247)	21,428
Change in derivative instruments fair value	(13)	333
Changes in current assets and liabilities:
Customer and other receivables	25,986	3,931
Accrued unbilled revenues	7,889	4,698
Materials, supplies and fossil fuel	(187)	(9,386)
Income tax receivable	130,870	(433)
Other current assets	(10,669)	(2,525)
Accounts payable	(50,990)	11,925
Accrued taxes	48,139	39,615
Other current liabilities	(15,864)	(62,636)
Change in margin and collateral accounts — assets	(290)	933
Change in margin and collateral accounts — liabilities	(29,075)	24,205
Change in other long-term assets	(9,636)	(31,202)
Change in other long-term liabilities	(34,861)	37,904
Net cash flow provided by operating activities	249,157	212,157

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(207,459)	(182,859)
Contributions in aid of construction	7,736	14,912
Allowance for borrowed funds used during construction	(3,770)	(3,990)
Proceeds from nuclear decommissioning trust sales	103,157	135,240
Investment in nuclear decommissioning trust	(107,470)	(139,553)
Other	(702)	(470)
Net cash flow used for investing activities	(208,508)	(176,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	250,000	104,307
Short-term borrowings and payments — net	(143,625)	(92,175)
Dividends paid on common stock	(62,520)	(58,067)
Common stock equity issuance	9,390	9,441
Other	1	(36)
Net cash flow provided by (used for) financing activities	53,246	(36,530)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	93,895	(1,093)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,526	26,202

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$103,421	$25,109

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries:  APS and El Dorado Investment Company (“El Dorado”).  Intercompany accounts and transactions between the consolidated companies have been eliminated.  The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde Nuclear Generating Station (“Palo Verde”) sale leaseback variable interest entities (“VIEs”) (see Note 6 for further discussion).  Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Weather conditions cause significant seasonal fluctuations in our revenues; therefore, results for interim periods do not necessarily represent results expected for the year.

Our condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such regulations, although we believe that the disclosures provided are adequate to make the interim information presented not misleading.

The following table shows more detail of previously reported amounts for the changes in deferred investment tax credit and income tax receivable. Previously reported amounts were netted in the Statement of Cash Flows (dollars in thousands):

Statement of Cash Flows for the Year Ended March 31, 2013	As previously reported	Changes to conform to current year presentation	Amount reported after changes to conform to current year presentation
Cash Flows from Operating Activities
Deferred income taxes	$12,163	$(21,428)	$(9,265)
Deferred investment tax credit	—	21,428	21,428
Accrued taxes and income tax receivable	39,182	(39,182)	—
Income tax receivable	—	(433)	(433)
Accrued taxes	—	39,615	39,615

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2014	2013
Cash paid (received) during the period for:
Income taxes, net of refunds	$(131,078)	$425
Interest, net of amounts capitalized	49,147	49,038
Significant non-cash investing and financing activities:
Accrued capital expenditures	$24,908	$6,575

2.             Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

Pinnacle West

Pinnacle West’s $200 million credit facility matures in November 2016.  At March 31, 2014, the facility was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At March 31, 2014, Pinnacle West had commercial paper borrowings of $10 million, no outstanding borrowings under its credit facility and no letters of credit outstanding.

APS

On July 12, 2013, APS purchased all $33 million of the Coconino County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 1994 Series A, due 2029. On October 11, 2013, APS purchased all $32 million of the City of Farmington, New Mexico Pollution Control Revenue Bonds, 1994 Series C, due 2024.  On January 15, 2014, these series of bonds were canceled.

On January 10, 2014, APS issued $250 million of 4.70% unsecured senior notes that mature on January 15, 2044.  The proceeds from the sale were used to repay commercial paper which was used to fund the acquisition of Southern California Edison’s (“SCE”) 48% ownership interest in each of Units 4 and 5 of the Four Corners Power Plant (“Four Corners”) and to replenish cash used in 2013 to re-acquire two series of tax-exempt indebtedness.

At March 31, 2014, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that matures in November 2016 and a $500 million facility that matures in April 2018.  APS may increase the amount of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2014, APS had no

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

commercial paper borrowings and no outstanding borrowings or outstanding letters of credit under these credit facilities.

On May 1, 2014, APS purchased a total of $100 million of the Maricopa County, Arizona, Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series A, D and E due 2029.  We expect to remarket these bonds within the next twelve months.  These bonds are classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013.

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

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Pinnacle West	$125	$125	$125	$125
APS	3,461	3,794	3,212	3,454
Total	$3,586	$3,919	$3,337	$3,579

Debt Provisions

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2014, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $4.3 billion, and total capitalization was approximately $7.8 billion.  APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $3.1 billion, assuming APS’s total capitalization remains the same.

3.             Regulatory Matters

Retail Rate Case Filing with the Arizona Corporation Commission

On June 1, 2011, APS filed an application with the ACC for a net retail base rate increase of $95.5 million.  APS requested that the increase become effective July 1, 2012.  The request would have increased the average retail customer bill by approximately 6.6%.  On January 6, 2012, APS and other parties to the general retail rate case entered into an agreement (the “2012 Settlement Agreement”)

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

detailing the terms upon which the parties agreed to settle the rate case.  On May 15, 2012, the ACC approved the 2012 Settlement Agreement without material modifications.

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

•                                          Deferral for future recovery or refund of property taxes above or below a specified 2010 test year level caused by changes to the Arizona property tax rate as follows:

•                                          Deferral of increases in property taxes of 25% in 2012, 50% in 2013 and 75% for 2014 and subsequent years if Arizona property tax rates increase; and

•                                          Deferral of 100% in all years if Arizona property tax rates decrease;

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•                                          A limitation on the use of the RES surcharge and the Demand Side Management Adjustor Charge (“DSMAC”) to recoup capital expenditures not required under the terms of APS’s 2009 retail rate case settlement agreement (the “2009 Settlement Agreement”) discussed below;

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

On July 12, 2013, APS filed its annual RES implementation plan, covering the 2014-2018 timeframe and requesting a 2014 RES budget of approximately $143 million.  In a final order dated January 7, 2014, the ACC approved the requested budget.  Also in 2013, the ACC conducted a hearing to consider APS’s proposal to establish compliance with distributed energy requirements by tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits.  On February 6, 2014, the ACC established a proceeding to modify the renewable energy rules to establish a process for compliance with the renewable energy requirement that is not based solely on the use of renewable

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

energy credits.  On April 4, 2014, ACC staff submitted a proposal outlining various options which could be used to determine compliance with the renewable energy rules.  APS filed comments on the proposal and is awaiting the ACC’s selection of a proposal and modification of the rules to implement such proposal.

Demand Side Management Adjustor Charge.  The ACC Electric Energy Efficiency Standards require APS to submit a Demand Side Management Implementation Plan (“DSM Plan”) for review by and approval of the ACC.

On June 1, 2012, APS filed its 2013 DSM Plan.  In 2013, the standards require APS to achieve cumulative energy savings equal to 5% of its 2012 retail energy sales.  Later in 2012, APS filed a supplement to its plan that included a proposed budget for 2013 of $87.6 million.

On March 11, 2014, the ACC issued an order approving APS’s 2013 DSM Plan.  The ACC approved a budget of $68.9 million for each of 2013 and 2014.  The ACC also approved a Resource Savings Initiative that allows APS to count towards compliance with the ACC Electric Energy Efficiency Standards, savings for improvements to APS’s transmission and delivery system, generation and facilities that have been approved through a DSM Plan.

On June 27, 2013, the ACC voted to open a new docket investigating whether the Electric Energy Efficiency Rules should be modified.  The ACC held a series of three workshops in March and April 2014 to investigate methodologies used to determine cost effective energy efficiency programs, cost recovery mechanisms, incentives, and potential changes to the Electric Energy Efficiency and Resource Planning Rules.

PSA Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$21	$73
Deferred fuel and purchased power costs — current period	(32)	(31)
Amounts charged to customers	(8)	(1)
Ending balance	$(19)	$41

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

Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters.  In July 2008, the United States Federal Regulatory Commission (“FERC”) approved an Open Access Transmission Tariff for APS to move from fixed rates to a formula rate-setting methodology in order to more accurately reflect and recover the costs that APS incurs in providing transmission services.  A large portion of the rate represents charges for transmission services to serve APS’s retail customers (“Retail

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transmission Charges”).  In order to recover the Retail Transmission Charges, APS was previously required to file an application with, and obtain approval from, the ACC to reflect changes in Retail Transmission Charges through the TCA.  Under the terms of the 2012 Settlement Agreement (discussed above), however, an adjustment to rates to recover the Retail Transmission Charges will be made annually each June 1 and will go into effect automatically unless suspended by the ACC.

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

APS filed its first LFCR adjustment on January 15, 2013 and will file for a LFCR adjustment every January thereafter.  On February 12, 2013, the ACC approved a LFCR adjustment of $5.1 million, representing a pro-rated amount for 2012 since the 2012 Settlement Agreement went into effect on July 1, 2012.  APS filed its 2014 annual LFCR adjustment on January 15, 2014, requesting a LFCR adjustment of $25.3 million, effective March 1, 2014.  The ACC approved APS’s LFCR adjustment without change on March 11, 2014, which became effective April 1, 2014.

Deregulation

On May 9, 2013, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona.  The ACC subsequently opened a docket for this matter and received comments from a number of interested parties on the considerations involved in establishing retail electric deregulation in the state.  One of these considerations is whether various aspects of a deregulated market, including setting utility rates on a “market” basis, would be consistent with the requirements of the Arizona Constitution.  On September 11, 2013, after receiving legal advice from the ACC staff, the ACC voted 4-1 to close the current docket and await full Constitutional authority before any further examination of

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

this matter.  The motion approved by the ACC also included opening one or more new dockets in the future to explore options to offer more rate choices to customers and innovative changes within the existing cost-of-service regulatory model that could include elements of competition.  The ACC opened a new docket on November 4, 2013 to explore technological advances and innovative changes within the electric utility industry.  Workshops in this docket are being held in 2014.

Net Metering

On July 12, 2013, APS filed an application with the ACC proposing a solution to fix the cost shift brought by the current net metering rules.  On December 3, 2013, the ACC issued its order on APS’s net metering proposal.  The ACC instituted a charge on customers who install rooftop solar panels after December 31, 2013, and directed APS to provide quarterly reports on the pace of rooftop solar adoption to assist the ACC in considering further increases.  The charge of $0.70 per kilowatt became effective on January 1, 2014, and is estimated to collect $4.90 per month from a typical future rooftop solar customer to help pay for their use of the electricity grid.  The new policy will be in effect until the next APS rate case.

In making its decision, the ACC determined that the current net metering program creates a cost shift, causing non-solar utility customers to pay higher rates to cover the costs of maintaining the electrical grid.  ACC staff and the state’s Residential Utility Consumer Office, among other organizations, also agreed that a cost shift exists.  The fixed charge does not increase APS’s revenue because it is credited to the LFCR, but it will modestly reduce the impact of the cost shift on non-solar customers.  The ACC acknowledged that the new charge addresses only a portion of the cost shift.

Beginning in May 2014, the ACC will conduct a series of workshops to, among other things, evaluate the role and value of the electric grid as it relates to rooftop solar and other issues regarding net metering.

Four Corners

On December 30, 2013, APS purchased SCE’s 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013.  If approved, these adjustments would result in an average bill impact to residential customers of approximately 2%.  This includes the deferral for future recovery of all non-fuel operating cost for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase.  The 2012 Settlement Agreement also provides for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $47 million as of March 31, 2014.  A hearing on this matter is scheduled to begin August 4, 2014 and we anticipate a decision by the end of 2014.  APS cannot predict the outcome of this matter.

As part of APS’s acquisition of SCE’s interest in Units 4 and 5, APS and SCE agreed, via a “Transmission Termination Agreement,” that upon closing of the acquisition, the companies would terminate an existing transmission agreement (“Transmission Agreement”) between the parties that provides transmission capacity on a system (the “Arizona Transmission System”) for SCE to transmit its

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination.  APS and SCE negotiated an alternate arrangement under which SCE would assign its 1,555 MW capacity rights over the Arizona Transmission System to third-parties, including 300 MW to APS’s marketing and trading group.  However, this alternative arrangement was not approved by FERC.  In late March 2014, APS and SCE filed requests for rehearing with FERC.  We are unable to predict the timing or outcome of these requests.  Although APS and SCE continue to evaluate potential paths forward, it is possible that the terms of the Transmission Termination Agreement may again control.  As we previously disclosed, APS believes that the original denial by FERC of rate recovery under the Transmission Termination Agreement constitutes the failure of a condition that relieves APS of its obligations under that agreement.  If APS and SCE were unable to determine a resolution through negotiation, the Transmission Termination Agreement requires that disputes be resolved through arbitration.  APS is unable to predict the outcome of this matter if it proceeds to arbitration.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in millions):

	Remaining Amortization	March 31, 2014		December 31, 2013
	Period	Current	Non-Current	Current	Non-Current
Pension and other postretirement benefits	(a)	$—	$313	$—	$314
Income taxes — allowance for funds used during construction (“AFUDC”) equity	2043	4	104	4	105
Deferred fuel and purchased power — mark-to-market (Note 7)	2016	—	26	5	29
Transmission vegetation management	2016	9	12	9	14
Coal reclamation	2038	8	16	8	18
Palo Verde VIEs (Note 6)	2046	—	42	—	41
Deferred compensation	2036	—	36	—	34
Deferred fuel and purchased power (b) (c)	2015	—	—	21	—
Tax expense of Medicare subsidy	2023	2	15	2	15
Loss on reacquired debt	2034	1	18	1	17
Income taxes — investment tax credit basis adjustment	2043	1	39	1	39
Pension and other postretirement benefits deferral	2015	8	2	8	4
Four Corners cost deferral	2024	—	47	—	37
Lost fixed cost recovery (b)	2015	32	—	25	—
Transmission cost adjustor (b)	2016	6	2	8	2
Retired power plant costs	2020	3	17	3	18
Other	Various	2	31	2	25
Total regulatory assets (d)		$76	$720	$97	$712

(a)                                 This asset represents the future recovery of under-funded pension and other postretirement benefit obligations through retail rates.  If these costs are disallowed by the ACC, this regulatory asset would be charged to Other Comprehensive Income (“OCI”) and result in lower future revenues.  See Note 4 for further discussion.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in millions):

	Remaining Amortization	March 31, 2014		December 31, 2013
	Period	Current	Non-Current	Current	Non-Current
Removal costs	(a)	$28	$298	$28	$303
Asset retirement obligations	(a)	—	253	—	266
Renewable energy standard (b)	2015	35	16	33	15
Income taxes — change in rates	2043	1	73	—	74
Spent nuclear fuel	2047	5	37	6	36
Deferred gains on utility property	2019	2	9	2	10
Income taxes — deferred investment tax credit	2043	3	79	3	79
Demand side management (b)	2015	34	—	27	—
Deferred fuel and purchased power (b) (c)	2015	19	—	—	—
Deferred fuel and purchased power — mark to market	2015	9	—	—	—
Other	Various	—	19	—	18
Total regulatory liabilities		$136	$784	$99	$801

(a)                                 In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal.

(b)                                 See “Cost Recovery Mechanisms” discussion above.

(c)                                  Subject to carrying charge.

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

Certain pension and other postretirement benefit costs in excess of amounts recovered in electric retail rates were deferred in 2011 and 2012 as a regulatory asset for future recovery, pursuant to APS’s 2009 retail rate case settlement.  Pursuant to this order, we began amortizing the regulatory asset over three years beginning in July 2012.  We amortized approximately $2 million for the three months ended March 31, 2014 and 2013, respectively.  The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged or amortized to the regulatory asset) (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Service cost — benefits earned during the period	$15	$17	$5	$6
Interest cost on benefit obligation	32	29	11	10
Expected return on plan assets	(40)	(37)	(12)	(11)
Amortization of net actuarial loss	2	9	—	3
Net periodic benefit cost	$9	$18	$4	$8
Portion of cost charged to expense	$5	$10	$3	$5

Contributions

The minimum contributions for the pension plan total $141 million for the next three years under the recently enacted Moving Ahead for Progress in the 21st Century Act (zero in 2014, $19 million in 2015, and $122 million in 2016).  Instead, we expect to make voluntary contributions totaling $300 million for the next three years ($175 million in 2014, of which $105 million was already contributed in early 2014, up to $100 million in 2015, and up to $25 million in 2016).  The contributions to our other postretirement benefit plans for 2014, 2015 and 2016 are expected to be approximately $10 million each year.

5.                                      Income Taxes

During the first quarter of 2014, a $135 million cash refund was received from the IRS related to tax returns for the years ended December 31, 2008 and 2009.  This refund was classified as a current income tax receivable at December 31, 2013.

Net Income associated with the Palo Verde sale leaseback variable interest entities is not subject to tax (see Note 6).  As a result, there is no income tax expense associated with the VIEs recorded on the Condensed Consolidated Statements of Income.

In January 2014, we prospectively adopted guidance requiring unrecognized tax benefits to be presented as a reduction to any available deferred income tax asset for a net operating loss, a similar tax loss, or a tax credit carryforward.  As a result of this guidance, $29 million of unrecognized tax benefits were recorded as a reduction to net current deferred income tax assets on the Condensed Consolidated Balance Sheets and $16 million were recorded as an increase to net current deferred income tax liabilities on the APS Condensed Consolidated Balance Sheets as of March 31, 2014.

As of March 31, 2014, the tax year ended December 31, 2010 and all subsequent tax years remain subject to examination by the IRS.  With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2010.

6.                                      Palo Verde Sale Leaseback Variable Interest Entities

In 1986, APS entered into agreements with three separate VIE lessor trusts in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities.  APS will pay approximately $49

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 31, 2012, APS notified the lessor trust entities that APS would retain the assets beyond 2015 by either exercising the fixed rate lease renewals or by purchasing the assets.  If APS elects to purchase the assets, the purchase price will be based on the fair market value of the assets at the end of 2015.  If APS elects to extend the leases, we will be required to make payments beginning in 2016 of approximately $23 million annually.  The length of the lease extensions is determined through an appraisal process.  During 2014, APS must notify the lessor trust which of these two options (lease renewal or purchasing the assets) it will exercise.

As a result of consolidation, we eliminate rent expense and recognize depreciation and interest expense, resulting in an increase in net income for the three months ended March 31, 2014 of $9 million and for the three months ended March 31, 2013 of $8 million, entirely attributable to the noncontrolling interests.  Income attributable to Pinnacle West shareholders remains the same.  Consolidation of these VIEs also results in changes to our Condensed Consolidated Statements of Cash Flows, but does not impact net cash flows.

Our Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 include the following amounts relating to the VIEs (in millions):

	March 31, 2014	December 31, 2013
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$124	$125
Current maturities of long-term debt	26	26
Long-term debt excluding current maturities	13	13
Equity — Noncontrolling interests	155	146

Assets of the VIEs are restricted and may only be used to settle the VIEs’ debt obligations and for payment to the noncontrolling interest holders.  Other than the VIEs’ assets reported on our consolidated financial statements, the creditors of the VIEs have no other recourse to the assets of APS or Pinnacle West, except in certain circumstances such as a default by APS under the leases.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the United States Nuclear Regulatory Commission (“NRC”) issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants, assume the VIEs’ debt, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event had occurred as of March 31, 2014, APS would have been required to pay the noncontrolling equity participants approximately $133 million and assume $39 million of debt.  Since APS consolidates these VIEs, the debt APS would be required to assume is already reflected in our Condensed Consolidated Balance Sheets.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

which are excluded from our effectiveness assessment.  As cash flow hedge accounting has been discontinued for the significant majority of our contracts, after May 31, 2012, effectiveness testing is no longer being performed for these contracts.

For its regulated operations, APS defers for future rate treatment 100% of the unrealized gains and losses on derivatives pursuant to the PSA mechanism that would otherwise be recognized in income.  Realized gains and losses on derivatives are deferred in accordance with the PSA to the extent the amounts are above or below the Base Fuel Rate (see Note 3).  Gains and losses from derivatives in the following tables represent the amounts reflected in income before the effect of PSA deferrals.

As of March 31, 2014, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	5,503	GWh
Gas	107	Billion cubic feet

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Financial Statement	Three Months Ended March 31,
Commodity Contracts	Location	2014	2013

Gain Recognized in OCI on Derivative Instruments (Effective Portion)	OCI — derivative instruments	$177	$96
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	(4,439)	(8,353)

(a)                                 During the three months ended March 31, 2014 and 2013, we had no amounts reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)                                 Amounts are before the effect of PSA deferrals.

During the next twelve months, we estimate that a net loss of $19 million before income taxes will be reclassified from accumulated OCI as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, substantially all of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Financial Statement	Three Months Ended March 31,
Commodity Contracts	Location	2014	2013

Net Loss Recognized in Income	Operating revenues (a)	$(92)	$(117)

Net Gain Recognized in Income	Fuel and purchased power (a)	18,107	17,350
Total		$18,015	$17,233

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

The significant majority of our derivative instruments are not currently designated as hedging instruments.  The Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, include gross liabilities of $4 million and $5 million, respectively, of derivative instruments designated as hedging instruments.

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of March 31, 2014 and December 31, 2013.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2014: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current Assets	$32,470	$(15,816)	$16,654	$297	$16,951
Investments and Other Assets	23,913	(2,287)	21,626	—	21,626
Total Assets	56,383	(18,103)	38,280	297	38,577

Current Liabilities	(42,161)	30,897	(11,264)	(8,643)	(19,907)
Deferred Credits and Other	(65,511)	36,405	(29,106)	—	(29,106)
Total Liabilities	(107,672)	67,302	(40,370)	(8,643)	(49,013)
Total	$(51,289)	$49,199	$(2,090)	$(8,346)	$(10,436)

(a)         All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)         Includes cash collateral provided to counterparties of $49,199.

(c)          Represents cash collateral and margin that is not subject to offsetting.  Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $8,643, and cash margin provided to counterparties of $297.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties.  We have risk management contracts with many counterparties, including two counterparties for which our exposure represents approximately 84% of Pinnacle West’s $39 million of risk management assets as of March 31, 2014.  This exposure relates to long-term traditional wholesale contracts with counterparties that have high credit quality.  Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period.  Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at March 31, 2014 (dollars in millions):

March 31, 2014
Aggregate Fair Value of Derivative Instruments in a Net Liability Position	$108
Cash Collateral Posted	49
Additional Cash Collateral in the Event Credit-Risk-Related Contingent Features were Fully Triggered (a)	50

(a)                                 This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $180 million if our debt credit ratings were to fall below investment grade.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.             Changes in Equity

The following tables show Pinnacle West’s changes in shareholders’ equity and changes in equity of noncontrolling interests for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Common Shareholders	Noncontrolling Interests	Total	Common Shareholders	Noncontrolling Interests	Total

Beginning balance, January 1	$4,194,470	$145,990	$4,340,460	$3,972,806	$129,483	$4,102,289

Net income	15,766	8,925	24,691	24,444	8,392	32,836
Other comprehensive income	3,151	—	3,151	6,077	—	6,077
Total comprehensive income	18,917	8,925	27,842	30,521	8,392	38,913

Issuance of capital stock	2,592	—	2,592	2,574	—	2,574
Reissuance (purchase) of treasury stock — net	3,465	—	3,465	(6,271)	—	(6,271)
Other (primarily stock compensation)	3,342	—	3,342	14,825	—	14,825
Ending balance, March 31	$4,222,786	$154,915	$4,377,701	$4,014,455	$137,875	$4,152,330

9.             Commitments and Contingencies

Palo Verde Nuclear Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a breach of contract lawsuit against the United States Department of Energy (“DOE”) in the United States Court of Federal Claims (“Court of Federal Claims”).  The lawsuit seeks to recover damages incurred due to DOE’s breach of the Contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste (“Standard Contract”) for failing to accept Palo Verde spent nuclear fuel and high level waste from January 1, 2007 through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the Nuclear Waste Protection Act.  This lawsuit is currently pending in the Court of Federal Claims.

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident up to $13.6 billion per occurrence.  Palo Verde maintains the maximum available nuclear liability insurance in the amount of $375 million, which is provided by commercial insurance carriers.  The remaining balance of $13.2 billion of liability coverage is provided through a mandatory industry-wide retrospective assessment program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be assessed retrospective premium

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

adjustments.  The maximum retrospective premium assessment per reactor under the program for each nuclear incident is approximately $127.3 million, subject to an annual limit of $19 million per incident, to be periodically adjusted for inflation.  Based on APS’s interest in the three Palo Verde units, APS’s maximum potential retrospective assessment per incident for all three units is approximately $111 million, with an annual payment limitation of approximately $16.5 million.

The Palo Verde participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination.  APS has also secured insurance against portions of any increased cost of replacement generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (“NEIL”).  Effective April 1, 2014, a sublimit of $2.25 billion for non-nuclear property damage losses site-wide has been imposed on the NEIL property policies.  Effective April 1, 2013, a sublimit of $327.6 million per unit has been imposed on the non-nuclear losses covered by the NEIL accidental outage policy, potentially subject to further limitations.  APS is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds.  The maximum amount APS could incur under the current NEIL policies totals approximately $20 million for each retrospective assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $54 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

Contractual Obligations

There have been no material changes outside the normal course of business in contractual obligations from the information provided in our 2013 Form 10-K.

Superfund-Related Matters

The Comprehensive Environmental Response Compensation and Liability Act (“Superfund”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties (“PRPs”).  PRPs may be strictly, and often are jointly and severally, liable for clean-up.  On September 3, 2003, the United States Environmental Protection Agency (“EPA”) advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study work plan.  We estimate that our costs related to this investigation and study will be approximately $2 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

On August 6, 2013, the Roosevelt Irrigation District (“RID”) filed a lawsuit in Arizona District Court against APS and 24 other defendants, alleging that RID’s groundwater wells were contaminated by

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 22, 2014, following non-public preliminary investigations, FERC Staff issued a Notice of Alleged Violations naming six entities involved in the event, including APS.  FERC Staff alleges that each of the named entities violated varying numbers of NERC Reliability Standards.  APS is alleged to have violated seven Reliability Standard Requirements.  The allegations of violations are preliminary determinations by FERC Staff and do not constitute findings by FERC itself that any violations have occurred.

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

Litigation.  On September 6, 2013, a purported consumer class action complaint was filed in Federal District Court in San Diego, California, naming APS and Pinnacle West as defendants and seeking damages for loss of perishable inventory and sales as a result of interruption of electrical service.  APS and Pinnacle West filed a motion to dismiss, which the court granted on December 9, 2013.  On January 13, 2014, the plaintiffs appealed the lower court’s decision.  The appeal is now pending before the Ninth Circuit Court of Appeals.  We are unable to determine a range of potential losses that are reasonably possible of occurring.

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

Environmental Matters

APS is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions, water quality, wastewater discharges, solid waste, hazardous waste, and coal combustion residuals (“CCRs”).  These laws and regulations can change from time to time, imposing new obligations on APS resulting in increased capital, operating, and other costs.  Associated capital expenditures or operating costs could be material.  APS intends to seek recovery of any such environmental compliance costs through our rates, but cannot predict whether it will obtain such recovery.  The following proposed and final rules involve material compliance costs to APS.

Regional Haze Rules.  APS has received the final rulemaking imposing new requirements on Four Corners and the Cholla Power Plant (“Cholla”) and is currently awaiting a final rulemaking from EPA that could impose new requirements on the Navajo Generating Station (“Navajo Plant.”)  EPA and Arizona Department of Environmental Quality (“ADEQ”) will require these plants to install pollution control equipment that constitutes the “best available retrofit technology” (“BART”) to lessen the impacts of emissions on visibility surrounding the plants.  Based on EPA’s final standards, APS’s 63% share of the cost of these controls for Four Corners Units 4 and 5 would be approximately $350 million.  APS’s share of costs for upgrades at Navajo, based on EPA’s Federal Implementation Plan (“FIP”) proposal, could be up to approximately $200 million.  APS has filed a Petition for Review of EPA’s rule as it applies to Cholla, which, if not successful, will require installation of controls with a cost to APS of approximately $200 million.

Mercury and Other Hazardous Air Pollutants.  In 2011, EPA issued rules establishing maximum achievable control technology standards to regulate emissions of mercury and other hazardous air pollutants from fossil-fired plants.  APS estimates that the cost for the remaining equipment necessary to meet these standards is approximately $130 million for Cholla Units 2 and 3.  No additional equipment is needed for Four Corners Units 4 and 5 to comply with these rules.  Salt River Project Agricultural Improvement and Power District (“SRP”), the operating agent for the Navajo Plant, is still evaluating compliance options under the rules.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other future environmental rules that could involve material compliance costs include those related to cooling water intake structures, coal combustion waste, effluent limitations, ozone national ambient air quality, greenhouse gas emissions, and other rules or matters involving the Clean Air Act, Clean Water Act, Endangered Species Act, the Navajo Nation, and water supplies for our power plants.  The financial impact of complying with these and other future environmental rules could jeopardize the economic viability of our coal plants or the willingness or ability of power plant participants to fund any required equipment upgrades or continue their participation in these plants.  The economics of continuing to own certain resources, particularly our coal plants, may deteriorate, warranting early retirement of those plants, which may result in asset impairments.  APS would seek recovery in rates for the book value of any remaining investments in the plants as well as other costs related to early retirement, but cannot predict whether it would obtain such recovery.

Regional Haze Rules — Cholla

APS believes that EPA’s final rule as it applies to Cholla is unsupported and that EPA had no basis for disapproving Arizona’s State Implementation Plan (“SIP”) and promulgating a FIP that is inconsistent with the state’s considered BART determinations under the regional haze program.  Accordingly, on February 1, 2013, APS filed a Petition for Review of the final BART rule in the United States Court of Appeals for the Ninth Circuit.  Briefing in the case was completed in February 2014, and the parties are waiting for the court to schedule oral argument.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assurances

APS has entered into various agreements that require letters of credit for financial assurance purposes.  At March 31, 2014, approximately $76 million of letters of credit were outstanding to support existing pollution control bonds of a similar amount.  The letters of credit are available to fund the payment of principal and interest of such debt obligations.  One of these letters of credit expires in 2015 and two expire in 2016.  APS has also entered into letters of credit to support certain equity participants in the Palo Verde sale leaseback transactions (see Note 6 for further details on the Palo Verde sale leaseback transactions).  These letters of credit will expire on December 31, 2015, and totaled approximately $24 million at March 31, 2014.  Additionally, APS has issued a letter of credit to support collateral obligations under a natural gas tolling contract entered into with third parties.  At March 31, 2014, that letter of credit totaled $5 million and will expire in 2014.

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

Pinnacle West has issued parental guarantees and surety bonds for APS which were not material at March 31, 2014.

10.          Other Income and Other Expense

The following table provides detail of other income and other expense for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Other income:
Interest income	$251	$76
Miscellaneous	2,116	682
Total other income	$2,367	$758

Other expense:
Non-operating costs	$(2,372)	$(1,932)
Investment losses — net	(140)	(112)
Miscellaneous	(2,172)	(1,708)
Total other expense	$(4,684)	$(3,752)

11.          Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share (in thousands, except per share amounts):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2014	2013

Net income attributable to common shareholders	$15,766	$24,444
Average common shares outstanding — basic	110,257	109,832
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	631	1,003
Average common shares outstanding — diluted	110,888	110,835
Earnings per average common share attributable to common shareholders — basic	$0.14	$0.22
Earnings per average common share attributable to common shareholders — diluted	$0.14	$0.22

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

Level 2 — Utilizes quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable (such as yield curves).  This category includes non-exchange traded contracts such as forwards, options, swaps and certain investments in fixed income securities.  This category also includes investments in common and collective trusts and commingled funds that are redeemable and valued based on net asset value (“NAV”).

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recurring Fair Value Measurements

We apply recurring fair value measurements to certain cash equivalents, derivative instruments, investments held in our nuclear decommissioning trust and plan assets held in our retirement and other benefit plans.  See Note 8 in the 2013 Form 10-K for the fair value discussion of plan assets held in our retirement and other benefit plans.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Investments Held in our Nuclear Decommissioning Trusts

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

We price securities using information provided by our trustee for our nuclear decommissioning trust assets.  Our trustee uses pricing services that utilize the valuation methodologies described to determine fair market value.  We have internal control procedures designed to ensure this information is consistent with fair value accounting guidance. These procedures include assessing valuations using an independent pricing source, verifying that pricing can be supported by actual recent market transactions, assessing hierarchy classifications, comparing investment returns with benchmarks, and obtaining and reviewing independent audit reports on the trustee’s internal operating controls and valuation processes.  See Note 13 for additional discussion about our nuclear decommissioning trust.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at March 31, 2014 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at March 31, 2014
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$21	$36	$(18)	(b)	$39
Nuclear decommissioning trust:
U.S. commingled equity funds	—	277	—	—		277
Fixed income securities:
U.S. Treasury	120	—	—	—		120
Cash and cash equivalent funds	—	14	—	(5)	(c)	9
Corporate debt	—	96	—	—		96
Mortgage-backed securities	—	79	—	—		79
Municipality bonds	—	64	—	—		64
Other	—	13	—	—		13
Subtotal nuclear decommissioning trust	120	543	—	(5)		658
Total	$120	$564	$36	$(23)		$697

Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(23)	$(85)	$59	(b)	$(49)

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value at December 31, 2013 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at December 31, 2013
Assets
Risk management activities — derivative instruments:
Commodity Contracts	$—	$9	$41	$(9)	(b)	$41
Nuclear decommissioning trust:
U.S. commingled equity funds	—	272	—	—		272
Fixed income securities:
U.S. Treasury	107	—	—	—		107
Cash and cash equivalent funds	—	11	—	(3)	(c)	8
Corporate debt	—	88	—	—		88
Mortgage-backed securities	—	85	—	—		85
Municipality bonds	—	71	—	—		71
Other	—	11	—	—		11
Subtotal nuclear decommissioning trust	107	538	—	(3)		642
Total	$107	$547	$41	$(12)		$683

Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(33)	$(90)	$21	(b)	$(102)

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

Because our forward commodity contracts classified as Level 3 are currently in a net purchase position, we would expect price increases of the underlying commodity to result in increases in the net fair value of the related contracts.  Conversely, if the price of the underlying commodity decreases, the net fair value of the related contracts would likely decrease.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at March 31, 2014 and December 31, 2013:

	March 31, 2014 Fair Value (millions)		Valuation	Significant		Weighted-
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range	Average
Electricity:
Forward Contracts (a)	$34	$60	Discounted cash flows	Electricity forward price (per MWh)	$23.13 — $67.47	$42.28

Option Contracts (b)	—	22	Option model	Electricity forward price (per MWh)	$40.32 — $93.94	$60.49
				Natural gas forward price (per MMbtu)	$3.64 — $3.84	$3.76
				Electricity price volatilities	24% — 100%	52%
				Natural gas price volatilities	23% — 44%	30%
Natural Gas:
Forward Contracts (a)	2	3	Discounted cash flows	Natural gas forward price (per MMbtu)	$3.60 — $4.40	$3.91
Total	$36	$85

(a)                                 Includes swaps and physical and financial contracts.

(b)                                 Electricity and natural gas price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013 Fair Value (millions)
Commodity Contracts	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Range	Weighted- Average
Electricity:
Forward Contracts (a)	$40	$66	Discounted cash flows	Electricity forward price (per MWh)	$24.89 - $65.04	$41.09

Option Contracts (b)	—	19	Option model	Electricity forward price (per MWh)	$39.91 - $85.41	$58.70
				Natural gas forward price (per MMbtu)	$3.57 - $3.80	$3.71
				Electricity price volatilities	35% - 94%	59%
				Natural gas price volatilities	22% - 36%	27%
Natural Gas:
Forward Contracts (a)	1	5	Discounted cash flows	Natural gas forward price (per MMbtu)	$3.47 - $4.31	$3.87
Total	$41	$90

(a)                                 Includes swaps and physical and financial contracts.

(b)                                 Electricity and gas price volatilities are based on historical forward price movements due to lack of market quotes for implied volatilities.

The following table shows the changes in fair value for our risk management activities assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2014 and 2013 (dollars in millions):

Commodity Contracts	Three Months Ended March 31,
	2014	2013
Net derivative balance at beginning of period	$(49)	$(48)
Total net gains (losses) realized/unrealized:
Deferred as a regulatory asset or liability	4	(1)
Settlements	—	(2)
Transfers into Level 3 from Level 2	(3)	(1)
Transfers from Level 3 into Level 2	(1)	(1)
Net derivative balance at end of period	$(49)	$(53)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—

Amounts included in earnings are either recorded in operating revenues or purchased power depending on the nature of the underlying contract.

Transfers reflect the fair market value at the beginning of the period and are triggered by a change in the lowest significant input as of the end of the period.  We had no significant Level 1 transfers

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to or from any other hierarchy level.  Transfers in or out of Level 3 are typically related to our heat rate options and long-dated energy transactions that extend beyond available quoted periods.

Financial Instruments Not Carried at Fair Value

The carrying value of our net accounts receivable, accounts payable and any short-term borrowings approximate fair value.  Our short-term borrowings are classified within Level 2 of the fair value hierarchy.  For our long-term debt fair values, see Note 2.

13.                               Nuclear Decommissioning Trusts

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per their stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets.  See Note 12 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have deferred realized and unrealized gains and losses (including other-than-temporary impairments on investment securities) in other regulatory liabilities.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at March 31, 2014 and December 31, 2013 (dollars in millions):

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
March 31, 2014
Equity securities	$277	$132	$—
Fixed income securities	386	13	(3)
Net payables (a)	(5)	—	—
Total	$658	$145	$(3)

(a)                                 Net payables relate to pending securities sales and purchases.

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2013
Equity securities	$272	$129	$—
Fixed income securities	373	11	(6)
Net payables (a)	(3)	—	—
Total	$642	$140	$(6)

(a)                                 Net payables relate to pending securities sales and purchases.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate realized gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended March 31,
	2014	2013
Realized gains	$1	$2
Realized losses	(2)	(1)
Proceeds from the sale of securities (a)	103	135

(a)                                 Proceeds are reinvested in the trust.

The fair value of fixed income securities, summarized by contractual maturities, at March 31, 2014 is as follows (dollars in millions):

Fair Value
Less than one year	$17
1 year — 5 years	109
5 years — 10 years	111
Greater than 10 years	149
Total	$386

14.                               New Accounting Standards

During 2014, we adopted, on a prospective basis, new guidance relating to the presentation of unrecognized tax benefits.  This guidance generally requires entities to present unrecognized tax benefits as a reduction to any available deferred tax asset for a net operating loss, a similar tax loss, or a tax credit carryforward.  Prior to adopting this guidance, we presented unrecognized tax benefits on a gross basis.  The adoption of this new guidance changed our balance sheet presentation of unrecognized tax benefits, but did not impact our operating results or cash flows.  See Note 5 for details regarding the impacts of adopting this guidance.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.                               Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three-months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Derivative Instruments	Pension and Other Postretirement Benefits	Total	Derivative Instruments	Pension and Other Postretirement Benefits	Total

Beginning balance, January 1	$(23,058)	$(54,995)	$(78,053)	$(49,592)	$(64,416)	$(114,008)

OCI (loss) before reclassifications	(422)	—	(422)	58	—	58
Amounts reclassified from accumulated other comprehensive loss	3,116 (a)	457 (b)	3,573	5,053 (a)	966 (b)	6,019
Net current period OCI	2,694	457	3,151	5,111	966	6,077

Ending balance, March 31	$(20,364)	$(54,538)	$(74,902)	$(44,481)	$(63,450)	$(107,931)

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

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013

ELECTRIC OPERATING REVENUES	$685,545	$685,827

OPERATING EXPENSES
Fuel and purchased power	249,786	230,679
Operations and maintenance	208,285	220,752
Depreciation and amortization	101,748	103,706
Income taxes	10,478	16,060
Taxes other than income taxes	45,613	39,768
Total	615,910	610,965
OPERATING INCOME	69,635	74,862

OTHER INCOME (DEDUCTIONS)
Income taxes	1,210	2,332
Allowance for equity funds used during construction	7,442	6,864
Other income (Note S-2)	2,762	1,343
Other expense (Note S-2)	(5,056)	(6,296)
Total	6,358	4,243

INTEREST EXPENSE
Interest on long-term debt	48,896	46,221
Interest on short-term borrowings	1,413	1,429
Debt discount, premium and expense	1,011	1,011
Allowance for borrowed funds used during construction	(3,770)	(3,990)
Total	47,550	44,671

NET INCOME	28,443	34,434

Less: Net income attributable to noncontrolling interests (Note 6)	8,925	8,392

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$19,518	$26,042

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013

NET INCOME	$28,443	$34,434

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax benefit (expense) of $(599) and $(38)	(421)	58
Reclassification of net realized loss, net of tax benefit of $1,323 and $3,300	3,116	5,052
Pension and other postretirement benefits activity, net of tax expense of $606 and $576	566	882
Total other comprehensive income	3,261	5,992

COMPREHENSIVE INCOME	31,704	40,426
Less: Comprehensive income attributable to noncontrolling interests	8,925	8,392

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$22,779	$32,034

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31,	December 31,
	2014	2013
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$15,253,694	$15,196,598
Accumulated depreciation and amortization	(5,357,699)	(5,296,501)
Net	9,895,995	9,900,097

Construction work in progress	646,236	581,369
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	124,157	125,125
Intangible assets, net of accumulated amortization	144,291	157,534
Nuclear fuel, net of accumulated amortization	144,048	124,557
Total property, plant and equipment	10,954,727	10,888,682

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 13)	657,862	642,007
Assets from risk management activities (Note 7)	21,626	23,815
Other assets	34,411	33,709
Total investments and other assets	713,899	699,531

CURRENT ASSETS
Cash and cash equivalents	103,400	3,725
Customer and other receivables	245,272	299,055
Accrued unbilled revenues	88,907	96,796
Allowance for doubtful accounts	(2,504)	(3,203)
Materials and supplies (at average cost)	223,401	221,682
Fossil fuel (at average cost)	36,496	38,028
Income tax receivable	289	135,179
Assets from risk management activities (Note 7)	16,951	17,169
Deferred fuel and purchased power regulatory asset (Note 3)	—	20,755
Other regulatory assets (Note 3)	76,317	76,388
Other current assets	45,176	39,153
Total current assets	833,705	944,727

DEFERRED DEBITS
Regulatory assets (Note 3)	719,596	711,712
Unamortized debt issue costs	22,686	21,860
Other	114,437	114,865
Total deferred debits	856,719	848,437

TOTAL ASSETS	$13,359,050	$13,381,377

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31,	December 31,
	2014	2013
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,379,696
Retained earnings	1,823,914	1,804,398
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(29,747)	(30,313)
Derivative instruments	(20,364)	(23,059)
Total shareholder equity	4,331,661	4,308,884
Noncontrolling interests (Note 6)	154,915	145,990
Total equity (Note S-1)	4,486,576	4,454,874
Long-term debt less current maturities (Note 2)	2,920,614	2,671,465
Total capitalization	7,407,190	7,126,339

CURRENT LIABILITIES
Short-term borrowings (Note 2)	—	153,125
Current maturities of long-term debt (Note 2)	540,424	540,424
Accounts payable	219,910	281,237
Accrued taxes (Note 5)	173,040	122,460
Accrued interest	47,207	48,132
Common dividends payable	—	62,500
Customer deposits	75,999	76,101
Deferred income taxes	21,951	2,033
Liabilities from risk management activities (Note 7)	19,907	31,892
Liabilities for asset retirements	25,536	32,896
Deferred fuel and purchased power regulatory liability	18,897	—
Other regulatory liabilities (Note 3)	116,903	99,273
Other current liabilities	118,934	130,774
Total current liabilities	1,378,708	1,580,847

DEFERRED CREDITS AND OTHER
Deferred income taxes	2,355,237	2,347,724
Regulatory liabilities (Note 3)	783,702	801,297
Liabilities for asset retirements	344,708	313,833
Liabilities for pension and other postretirement benefits (Note 4)	405,597	476,017
Liabilities from risk management activities (Note 7)	29,106	70,315
Customer advances	115,033	114,480
Coal mine reclamation	208,183	207,453
Deferred investment tax credit	152,114	152,361
Unrecognized tax benefits (Note 5)	26,284	42,209
Other	153,188	148,502
Total deferred credits and other	4,573,152	4,674,191

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$13,359,050	$13,381,377

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,443	$34,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	122,370	124,320
Deferred fuel and purchased power	31,630	31,194
Deferred fuel and purchased power amortization	8,022	1,122
Allowance for equity funds used during construction	(7,442)	(6,864)
Deferred income taxes	8,696	(8,670)
Deferred investment tax credit	(247)	21,426
Change in derivative instruments fair value	(13)	333
Changes in current assets and liabilities:
Customer and other receivables	25,749	2,464
Accrued unbilled revenues	7,889	4,698
Materials, supplies and fossil fuel	(187)	(9,386)
Income tax receivable	134,890	261
Other current assets	(10,807)	(2,526)
Accounts payable	(52,621)	12,892
Accrued taxes	50,580	43,062
Other current liabilities	(5,257)	(58,419)
Change in margin and collateral accounts — assets	(290)	933
Change in margin and collateral accounts — liabilities	(29,075)	24,205
Change in other long-term assets	(10,439)	(29,022)
Change in other long-term liabilities	(28,083)	41,760
Net cash flow provided by operating activities	273,808	228,217

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(207,459)	(182,859)
Contributions in aid of construction	7,736	14,912
Allowance for borrowed funds used during construction	(3,770)	(3,990)
Proceeds from nuclear decommissioning trust sales	103,157	135,240
Investment in nuclear decommissioning trust	(107,470)	(139,553)
Other	(702)	(470)
Net cash flow used for investing activities	(208,508)	(176,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	250,000	104,307
Short-term borrowings — net	(153,125)	(92,175)
Dividends paid on common stock	(62,500)	(59,800)
Net cash flow provided by (used for) financing activities	34,375	(47,668)
NET INCREASE IN CASH AND CASH EQUIVALENTS	99,675	3,829
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,725	3,499
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$103,400	$7,328
Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Income taxes, net of refunds	$(134,323)	$—
Interest, net of amounts capitalized	$47,464	$48,146
Significant non-cash investing and financing activities:
Accrued capital expenditures	$24,908	$6,575

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

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-1.                           Changes in Equity

The following tables show APS’s changes in shareholder equity and changes in equity of noncontrolling interests for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Shareholder Equity	Noncontrolling Interests	Total	Shareholder Equity	Noncontrolling Interests	Total

Beginning balance, January 1	$4,308,884	$145,990	$4,454,874	$4,093,000	$129,483	$4,222,483

Net income	19,518	8,925	28,443	26,042	8,392	34,434
OCI	3,261	—	3,261	5,992	—	5,992
Total comprehensive income	22,779	8,925	31,704	32,034	8,392	40,426

Other	(2)	—	(2)	(2)	—	(2)
Ending balance, March 31	$4,331,661	$154,915	$4,486,576	$4,125,032	$137,875	$4,262,907

S-2.                           Other Income and Other Expense

The following table provides detail of APS’s other income and other expense for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Other income:
Interest income	$138	$23
Miscellaneous	2,624	1,320
Total other income	$2,762	$1,343

Other expense:
Non-operating costs (a)	$(2,587)	$(2,320)
Asset dispositions	(183)	(1,264)
Miscellaneous	(2,286)	(2,712)
Total other expense	$(5,056)	$(6,296)

(a)                                 As defined by the FERC, includes below-the-line non-operating utility expense (items excluded from utility rate recovery).

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-3.                           Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive income (loss), including reclassification adjustments, net of tax, by component for the three-month periods ended March 31, 2014 and March 31, 2013 (dollars in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Derivative Instruments	Pension and Other Postretirement Benefits	Total	Derivative Instruments	Pension and Other Postretirement Benefits	Total

Beginning balance, January 1	$(23,059)	$(30,313)	$(53,372)	$(49,592)	$(39,503)	$(89,095)

OCI (loss) before reclassifications	(421)	—	(421)	58	—	58
Amounts reclassified from accumulated other comprehensive loss	3,116 (a)	566 (b)	3,682	5,052 (a)	882 (b)	5,934
Net current period OCI	2,695	566	3,261	5,110	882	5,992

Ending balance, March 31	$(20,364)	$(29,747)	$(50,111)	$(44,482)	$(38,621)	$(83,103)

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Notes that appear in Item 1 of this report.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see “Forward-Looking Statements” at the front of this report and “Risk Factors” in Part 1, Item 1A of the 2013 Form 10-K.

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

Areas of Business Focus

Operational Performance, Reliability and Recent Developments.

Nuclear.  APS operates and is a joint owner of Palo Verde.  The March 2011 earthquake and tsunamis in Japan and the resulting accident at Japan’s Fukushima Daiichi nuclear power station had a significant impact on nuclear power operators worldwide.  In the aftermath of the accident, the NRC conducted an independent assessment to consider actions to ensure that its regulations reflect lessons learned from the Fukushima events.  As a result of the Fukushima event, the NRC has directed nuclear power plants to implement the first tier recommendations of the NRC’s Near Term Task Force.  In response to these recommendations, Palo Verde expects to spend approximately $120 million for capital enhancements to the plant over the next several years (APS’s share is 29.1%).

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

Four Corners

Asset Purchase Agreement and Coal Supply Matters.  On December 30, 2013, APS purchased SCE’s 48% interest in each of Units 4 and 5 of Four Corners.  The final purchase price for the interest was approximately $182 million, subject to certain minor post-closing adjustments.  In connection with APS’s most recent retail rate case with the ACC, the ACC reserved the right to review the prudence of the Four Corners transaction for cost recovery purposes upon the closing of the transaction.  On December 30, 2013, APS filed an application with the ACC to request rate adjustments prior to its next general rate case related to APS’s acquisition of SCE’s interest in Four Corners.  If approved, these would result in an average bill impact to residential customers of approximately 2%.  A hearing on this matter is scheduled to begin August 4, 2014 and we anticipate a decision by the end of 2014.  APS cannot predict the outcome of this request.

Concurrently with the closing of the SCE transaction, BHP Billiton, New Mexico Coal, Inc. (“BHP Billiton”), the parent company of BHP Navajo Coal Company (“BNCC”), the coal supplier and operator of the mine that serves Four Corners, transferred its ownership of BNCC to Navajo Transitional Energy Company, LLC (“NTEC”), a company formed by the Navajo Nation to own the mine and develop other energy projects.  BHP Billiton will be retained by NTEC under contract as the mine manager and operator until July 2016.  Also occurring concurrently with the closing, the Four Corners’ co-owners executed a long-term agreement for the supply of coal to Four Corners from July 2016, when the current coal supply agreement expires, through 2031 (the “2016 Coal Supply Agreement”).  El Paso Electric Company (“EPE”), a 7% owner in Units 4 and 5 of Four Corners, did not sign the 2016 Coal Supply Agreement.  Under the 2016 Coal Supply Agreement, APS has agreed to assume the 7% shortfall obligation.  When APS ultimately acquires a right to EPE’s interest in Four Corners, by agreement or operation of law, NTEC will have an option to purchase the interest within a certain timeframe pursuant to an option granted by APS to NTEC.  The 2016 Coal Supply Agreement contains alternate pricing terms for the 7% shortfall obligations in the event NTEC does not exercise its option.

Pollution Control Investments and Shutdown of Units 1, 2 and 3.  EPA, in its final regional haze rule for Four Corners, required the Four Corners’ owners to elect one of two emissions alternatives to apply to the plant.  On December 30, 2013, APS, on behalf of the co-owners, notified EPA that they chose the alternative BART compliance strategy requiring the permanent closure of Units 1, 2 and 3 by January 1, 2014 and installation and operation of selective catalytic reduction (“SCR”) controls on Units 4 and 5 by July 31, 2018.  On December 30, 2013, APS retired Units 1, 2 and 3.

Lease Extension.  APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041.  The Navajo Nation approved these amendments in March 2011.  The effectiveness of the amendments also requires the approval of the United States Department of the Interior (“DOI”), as does a related federal rights-of-way grant which the Four Corners participants are pursuing.  A federal environmental review is underway as part of the DOI review process.  In March 2014, APS received a draft of the environmental impact statement (“DEIS”) in connection with the DOI review process.  As a proponent of the Four Corners Power Plant and Navajo Mine Energy Project, APS, along with other members of the public, will submit comments on the DEIS by the May 27, 2014 public comment deadline.  APS will also require a Prevention of Significant Deterioration (“PSD”) permit from EPA to install SCR control technology at Four Corners.  APS cannot predict whether these federal approvals will be granted, and if so on a timely basis, or whether any conditions that may be attached to them will be acceptable to the Four Corners owners.

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

On July 12, 2013, APS filed its annual RES implementation plan, covering the 2014-2018 timeframe and requesting a 2014 RES budget of approximately $143 million.  In a final order dated January 7, 2014, the ACC approved the requested budget.  Also in 2013, the ACC conducted a hearing to consider APS’s proposal to establish compliance with distributed energy requirements by tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits.  On February 6, 2014, the ACC established a proceeding to modify the renewable energy rules to establish a process for compliance with the renewable energy requirement that is not based solely on the use of renewable energy credits.  On April 4, 2014, ACC staff submitted a proposal outlining various options which could be used to determine compliance with the renewable energy rules.  APS filed comments on the proposal and is awaiting the ACC’s selection of a proposal and modification of the rules to implement such proposal.

The following table summarizes APS’s renewable energy sources in operation and under development as of May 2, 2014.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar (a)	137	32

Purchased Power Agreements:
Solar (b)	310	--
Wind	289	--
Geothermal	10	--
Biomass	14	--
Biogas	6	--
Total Purchased Power Agreements	629	--

Total Distributed Energy: Solar (c)	335	35

Total Renewable Portfolio	1,101	67

(a)         Included in these numbers is 150 MW of solar resources procured through the AZ Sun Program.

(b)         Includes 250 MW from the Solana Generating Station, which achieved commercial operation in October 2013.

(c)          Distributed generation is produced in DC and is converted to AC for reporting purposes.

APS is developing owned solar resources through the ACC-approved AZ Sun Program.  Under this program to date, APS estimates its investment commitment will be approximately $695 million.  Under the AZ Sun Program, an additional 20 MW has been approved to be contracted, but is not included in the table above since it is not yet under contract.  On April 15, 2014, APS filed an application with the ACC requesting permission to build an additional 20 MW of APS-owned solar under the program.  Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the project to the electric grid.

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

On June 1, 2012, APS filed its 2013 DSM Plan.  In 2013, the standards require APS to achieve cumulative energy savings equal to 5% of its 2012 retail energy sales.  Later in 2012, APS filed a supplement to its plan that included a proposed budget for 2013 of $87.6 million.

On March 11, 2014, the ACC issued an order approving APS’s 2013 DSM Plan.  The ACC approved a budget of $68.9 million for each of 2013 and 2014.  The ACC also approved a Resource Savings Initiative that allows APS to count towards compliance with the ACC Electric Energy

Efficiency Standards, savings for improvements to APS’s transmission and delivery system, generation and facilities that have been approved through a DSM Plan.

On June 27, 2013, the ACC voted to open a new docket investigating whether the Electric Energy Efficiency Rules should be modified.  The ACC held a series of three workshops in March and April 2014 to investigate methodologies used to determine cost effective energy efficiency programs, cost recovery mechanisms, incentives, and potential changes to the Electric Energy Efficiency and Resource Planning Rules.

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

As part of APS’s acquisition of SCE’s interest in Units 4 and 5 of Four Corners, APS and SCE agreed, via a “Transmission Termination Agreement,” that upon closing of the acquisition, the companies would terminate an existing transmission agreement (“Transmission Agreement”) between the parties that provides transmission capacity on a system (the “Arizona Transmission System”) for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination.  APS and SCE negotiated an alternate arrangement under which SCE would assign its 1,555 MW capacity rights over the Arizona Transmission System to third-parties, including 300 MW to APS’s marketing and trading group.  However, this alternative arrangement was not approved by FERC.  In late March 2014, APS and SCE filed requests for rehearing with FERC.  We are unable to predict the timing or outcome of these requests.  Although APS and SCE continue to evaluate potential paths forward, it is possible that the terms of the Transmission Termination Agreement may again control.  APS believes that the original denial by FERC of rate recovery under the Transmission Termination Agreement constitutes the failure of a condition that relieves APS of its obligations under that agreement.  If APS and SCE were unable to determine a resolution through negotiation, the Transmission Termination Agreement requires that disputes be resolved through arbitration.  APS is unable to predict the outcome of this matter if it proceeds to arbitration.

Deregulation.  On May 9, 2013, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona.  The ACC subsequently opened a docket for this matter and received comments from a number of interested parties on the considerations involved in establishing retail electric deregulation in the state.  One of these considerations is whether various aspects of a deregulated market, including setting utility rates on a “market” basis, would be consistent with the requirements of the Arizona Constitution.  On September 11, 2013, after receiving legal advice from the ACC staff, the ACC voted 4-1 to close the current docket and await full Arizona Constitutional authority before any further examination of this matter.  The motion approved by the ACC also included opening one or more new dockets in the future to explore options to offer more rate choices to customers and innovative changes within the existing cost-of-service regulatory model that could include elements of competition.  The ACC opened a new docket on November 4, 2013 to explore technological advances and innovative changes within the electric utility industry.  Workshops in this docket are being held in 2014.

Net Metering.  On July 12, 2013, APS filed an application with the ACC proposing a solution to fix the cost shift brought by the current net metering rules.  On December 3, 2013, the ACC issued its order on APS’s net metering proposal.  The ACC instituted a charge on customers who install rooftop solar panels after December 31, 2013, and directed APS to provide quarterly reports on the pace of rooftop solar adoption to assist the ACC in considering further increases.  The charge of $0.70 per kilowatt became effective on January 1, 2014, and is estimated to collect $4.90 per month from a typical future rooftop solar customer to help pay for their use of the electricity grid. The new policy will be in effect until the next APS rate case.

In making its decision, the ACC determined that the current net metering program creates a cost shift, causing non-solar utility customers to pay higher rates to cover the costs of maintaining the electrical grid.  ACC staff and the state’s Residential Utility Consumer Office, among other organizations, also agreed that a cost shift exists.  The fixed charge does not increase APS’s revenue because it is credited to the LFCR, but it will modestly reduce the impact of the cost shift on non-solar customers.  The ACC acknowledged that the new charge addresses only a portion of the cost shift.

Beginning in May 2014, the ACC will conduct a series of workshops to, among other things, evaluate the role and value of the electric grid as it relates to rooftop solar and other issues regarding net metering.

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

Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.3% for the three-month period ended March 31, 2014 compared with the prior year period.  For the three years 2011 through 2013, APS’s customer growth averaged 1.0% per year.  We currently expect annual customer growth to average about 2.5% for 2014 through 2016 based on our assessment of modestly improving economic conditions, both nationally and in Arizona.  Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 0.6% for the three-month period ended March 31, 2014 compared with the prior year period, reflecting the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, offset by mildly improving economic conditions and customer growth.  For the three years 2011 through 2013, APS experienced annual increases in retail electricity sales averaging 0.1%, adjusted to exclude the effects of weather variations.  We currently estimate that annual retail electricity sales in kWh will increase on average about 1% during 2014 through 2016, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A failure of the Arizona economy to improve could further impact these estimates.

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

Depreciation and Amortization Expenses.  Depreciation and amortization expenses are impacted by net additions to utility plant and other property (such as new generation, transmission, and distribution facilities), and changes in depreciation and amortization rates.  See “Capital Expenditures” below for information regarding the planned additions to our facilities.  See Note 3 regarding deferral of certain costs pursuant to an ACC order.

Property Taxes.  Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates.  The average property tax rate in Arizona for APS, which owns essentially all of our property, was 10.5% of the assessed value for 2013 and 9.6% for 2012.  We expect property taxes to increase as we add new generating units and continue with improvements and expansions to our existing generating units, transmission and distribution facilities.  (See Note 3 for property tax deferrals contained in the 2012 Settlement Agreement).

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

Operating Results — Three-month period ended March 31, 2014 compared with three-month period ended March 31, 2013.

Our consolidated net income attributable to common shareholders for the three months ended March 31, 2014 was $16 million, compared with consolidated net income of $24 million for the prior-year period.  The results reflect a decrease of approximately $9 million for the regulated electricity segment primarily related to the effects of weather and higher property taxes.  These negative factors were partially offset by lower operations and maintenance expenses related to lower employee benefit costs and lower income taxes.

The following table presents net income attributable to common shareholders compared with the prior-year period:

	Three Months Ended March 31,
	2014	2013	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$436	$455	$(19)
Operations and maintenance	(213)	(223)	10
Depreciation and amortization	(102)	(104)	2
Taxes other than income taxes	(46)	(40)	(6)
Other income (expenses), net	5	3	2
Interest charges, net of allowance for borrowed funds used during construction	(49)	(45)	(4)
Income taxes	(6)	(13)	7
Less income related to noncontrolling interests (Note 6)	(9)	(8)	(1)
Regulated electricity segment net income	16	25	(9)

All other	—	(1)	1
Net Income Attributable to Common Shareholders	$16	$24	$(8)

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $19 million lower for the three months ended March 31, 2014 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)

Effects of weather	$(37)	$(14)	$(23)
Lower net fuel and purchased power costs, including related deferrals and higher off-system sales	29	27	2
Miscellaneous items, net	8	6	2
Total	$—	$19	$(19)

Operations and maintenance.  Operations and maintenance expenses decreased $10 million for the three months ended March 31, 2014 compared with the prior-year period primarily related to lower employee benefit costs partially offset by other miscellaneous factors.

Taxes other than income taxes.  Taxes other than income taxes were $6 million higher for the three months ended March 31, 2014 compared with the prior-year period primarily due to higher property tax rates and higher plant balances.

Income taxes.  Income taxes were $7 million lower for the three months ended March 31, 2014 compared with the prior-year period primarily due to lower pretax income.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2014, APS’s common equity ratio, as defined, was 56%.  Its total shareholder equity was approximately $4.3 billion, and total capitalization was approximately $7.8 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $3.1 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the three months ended March 31, 2014 and 2013 (dollars in millions):

Pinnacle West Consolidated

	Three Months Ended March 31		Net
	2014	2013	Change
Net cash flow provided by operating activities	$249	$212	$37
Net cash flow used for investing activities	(208)	(176)	(32)
Net cash flow provided by (used for) financing activities	53	(37)	90
Net increase (decrease) in cash and cash equivalents	$94	$(1)	$95

Arizona Public Service Company

	Three Months Ended March 31		Net
	2014	2013	Change
Net cash flow provided by operating activities	$274	$228	$46
Net cash flow used for investing activities	(208)	(176)	(32)
Net cash flow provided by (used for) financing activities	34	(48)	82
Net increase in cash and cash equivalents	$100	$4	$96

Operating Cash Flows

Three-month period ended March 31, 2014 compared with three-month period ended March 31, 2013.  Pinnacle West’s consolidated net cash provided by operating activities was $249 million in the first quarter of 2014 compared to $212 million in the first quarter of 2013, an increase of $37 million in net cash provided.  The increase is primarily related to a $135 million income tax refund received in the first quarter of 2014, partially offset by a $55 million change in cash collateral posted, $44 million of higher pension contributions in the three month-period ended March 31, 2014 (approximately $7 million of which is reflected in capital expenditures), and other changes in working capital.

Other.  Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 107% funded as of January 1, 2013 and is estimated to be approximately 103% funded as of January 1, 2014.  The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  The minimum contributions for the pension plan total $141 million for the next three years under the recently enacted Moving Ahead for Progress in the 21st Century Act (zero in 2014, $19 million in 2015 and $122 million in 2016).  Instead, we expect to make voluntary contributions totaling $300 million for the next three years ($175 million in 2014, of which $105 million was already contributed in early 2014, up to $100 million in 2015, and up to $25 million in 2016).  The contributions to our other postretirement benefit plans for 2014, 2015 and 2016 are expected to be approximately $10 million each year.

During the first quarter of 2014, a $135 million cash refund was received from the IRS related to tax returns for the years ended December 31, 2008 and 2009.  This refund was classified as a current income tax receivable at December 31, 2013.

Investing Cash Flows

Three-month period ended March 31, 2014 compared with three-month period ended March 31, 2013.  Pinnacle West’s consolidated net cash used for investing activities was $208 million in the first quarter of 2014, compared to $176 million in the first quarter of 2013, an increase of $32 million in net cash used primarily related to increased capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures

(dollars in millions)

	Estimated for the Year Ended December 31,
	2014	2015	2016
APS
Generation:
Nuclear Fuel	$74	$86	$88
Renewables	130	7	—
Environmental	25	57	213
Other Generation	227	248	355
Distribution	240	374	363
Transmission	206	213	196
Other (a)	71	41	48
Total APS	$973	$1,026	$1,263

(a)                                 Primarily information systems and facilities projects.

Generation capital expenditures are comprised of various improvements to APS’s existing fossil and nuclear plants.  Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment.  The estimated Renewables expenditures include 20 MW of utility-scale solar projects which were approved by the ACC in the 2014 RES Implementation Plan.  We have not included estimated costs for Cholla’s compliance with the Mercury and Air Toxics Standards or EPA’s regional haze rule since we have challenged the regional haze rule judicially and are considering our future options with respect to that plant if the regional haze rule is upheld.  The portion of estimated costs through 2016 for installation of pollution control equipment needed to ensure Four Corners’ compliance with EPA’s regional haze rules have been included in the table above.  We are monitoring the status of other environmental matters, which, depending on their final outcome, could require modification to our planned environmental expenditures.

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

Financing Cash Flows and Liquidity

Three-month period ended March 31, 2014 compared with three-month period ended March 31, 2013.  Pinnacle West’s consolidated net cash provided by financing activities was $53 million in the first quarter of 2014, compared to $37 million of net cash used in the first quarter of 2013, an increase of $90 million in net cash provided.  The increase in net cash provided by financing activities is primarily due to $146 million in higher issuances of long-term debt, partially offset by a $51 million net change in short-term borrowings (see below).

Significant Financing Activities.  On April 23, 2014, the Pinnacle West Board of Directors declared a dividend of $0.5675 per share of common stock, payable on June 2, 2014 to shareholders of record in May 5, 2014.

On July 12, 2013, APS purchased all $33 million of the Coconino County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 1994 Series A, due 2029. On October 11, 2013, APS purchased all $32 million of the City of Farmington, New Mexico Pollution Control Revenue Bonds, 1994 Series C, due 2024.  On January 15, 2014, these series of bonds were canceled.

On January 10, 2014, APS issued $250 million of 4.70% unsecured senior notes that mature on January 15, 2044.  The proceeds from the sale were used to repay commercial paper which was used to fund the acquisition of SCE’s 48% ownership interest in each of Units 4 and 5 of Four Corners and to replenish cash used to re-acquire two series of tax-exempt indebtedness (see Note 2).

On May 1, 2014, APS purchased a total of $100 million of the Maricopa County, Arizona, Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series A, D and E due 2029.  We expect to remarket these bonds within the next twelve months.  These bonds are classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

Pinnacle West’s $200 million credit facility matures in November 2016.  At March 31, 2014, the facility was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At March 31, 2014, Pinnacle West had commercial paper borrowings of $10 million, no outstanding borrowings under its credit facility and no letters of credit outstanding.

At March 31, 2014, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that matures in November 2016 and a $500 million credit facility that matures in April 2018.  APS may increase the amount of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS can use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2014, APS had no commercial paper borrowings and no outstanding borrowings or letters of credit under its revolving credit facilities.

See “Financial Assurances” in Note 9 for a discussion of APS’s separate outstanding letters of credit.

Other Financing Matters.

See Note 3 for information regarding the PSA approved by the ACC.

See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At March 31, 2014, the ratio was approximately 47% for Pinnacle West and 46% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of April 25, 2014 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

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

Contractual Obligations

There have been no material changes outside the normal course of business in contractual obligations from the information provided in our 2013 Form 10-K.

CRITICAL ACCOUNTING POLICIES

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex, and actual results could differ from those estimates.  There have been no changes to our critical accounting policies since our 2013 Form 10-K.  See “Critical Accounting Policies” in Item 7 of the 2013 Form 10-K for further details about our critical accounting policies.

OTHER ACCOUNTING MATTERS

During 2014, we have adopted new accounting guidance relating to the balance sheet presentation of certain unrecognized tax benefits. See Note 14.

MARKET AND CREDIT RISKS

Market Risks

Our operations include managing market risks related to changes in interest rates, commodity prices and investments held by our nuclear decommissioning trust fund and benefit plan assets.

Interest Rate and Equity Risk

We have exposure to changing interest rates.  Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trust fund (see Note 12 and Note 13) and benefit plan assets.  The nuclear decommissioning trust fund and benefit plan assets also have risks associated with the changing market value of their equity and other non-fixed income investments.  Nuclear decommissioning and benefit plan costs are recovered in regulated electricity prices.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
	2014	2013
Mark-to-market of net positions at beginning of year	$(73)	$(122)
Decrease in regulatory asset	17	20
Recognized in OCI:
Mark-to-market losses realized during the period	5	8
Change in valuation techniques	—	—
Mark-to-market of net positions at end of year	$(51)	$(94)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at March 31, 2014 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements,” in Item 8 of our 2013 Form 10-K and Note 12 for more discussion of our valuation methods.

Source of Fair Value	2014	2015	2016	2017	2018	Years thereafter	Total fair value
Observable prices provided by other external sources	$—	$(1)	$(2)	$1	$—	$—	$(2)
Prices based on unobservable inputs	(9)	(14)	(12)	(5)	(4)	(5)	(49)
Total by maturity	$(9)	$(15)	$(14)	$(4)	$(4)	$(5)	$(51)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 (dollars in millions):

	March 31, 2014 Gain (Loss)		December 31, 2013 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Earnings (a)
Natural gas	$—	$—	$—	$—
Regulatory asset (liability) or OCI (b)
Electricity	4	(4)	6	(6)
Natural gas	30	(30)	26	(26)
Total	$34	$(34)	$32	$(32)

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

Credit Risk

We are exposed to losses in the event of non-performance or non-payment by counterparties.  See Note 7 for a discussion of our credit valuation adjustment policy.

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of March 31, 2014.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of March 31, 2014.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                   LEGAL PROCEEDINGS

See “Business of Arizona Public Service Company — Environmental Matters” in Item 1 of the 2013 Form 10-K with regard to pending or threatened litigation and other disputes.

See Note 3 for ACC and FERC-related matters.

See Note 9 for information regarding environmental matters, Superfund-related matters, matters related to a September 2011 power outage and a New Mexico tax matter.

Item 1A.                RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A — Risk Factors in the 2013 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS.  The risks described in the 2013 Form 10-K are not the only risks facing Pinnacle West and APS.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

Item 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about our purchases of our common stock during the first quarter of 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2014	—	—
February 1 — February 28, 2014	82,474	$54.99
March 1 — March 31, 2014	—	—

Total	82,474	$54.99	—	—

(a)         Represents shares of common stock withheld by Pinnacle West to satisfy tax withholding obligations upon the vesting of restricted stock.

Item 5.                   OTHER INFORMATION

Physical Security Standards

On March 7, 2014, FERC issued an order requiring NERC to act within 90 days to develop standards that will require utilities to take steps, or to demonstrate that they have taken steps, to address physical security risks and vulnerabilities related to the reliable operation of the bulk-power system.  Among other things, FERC’s order states that facilities that are critical to the operation of the bulk-power system should be identified; potential threats and vulnerabilities should be evaluated; owners and operators should develop a security plan; confidential information should be protected; and a party other than the asset owner should verify owner risk assessment.  Until the NERC standards are established, we cannot predict the extent of any financial or operational impacts on APS.

Union Contract Extension

As previously disclosed in Part I, Item 1 “Business — Other Information” in the 2013 Form 10-K, APS and union representatives from the fossil generation, transmission and distribution, facilities maintenance, warehousing and transportation business areas were engaged in discussions to enter into an extension of their collective bargaining agreement that was to expire in April 2014.  The parties entered into a one-year extension of the collective bargaining agreement, which will now expire in April 2015.  The extension provides a wage increase of 2.25% effective April 1, 2014.

Amendment to Palo Verde Participation Agreement

APS, Public Service Company of New Mexico, SRP, SCE, EPE, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles are parties to the Arizona Nuclear Power Project Participation Agreement, dated as of August 23, 1973, as amended by fifteen amendments (“Participation Agreement”). The Arizona Nuclear Power Project is also known as the Palo Verde Nuclear Generating Station. The Participation Agreement was further amended by Amendment Number 16, dated April 28, 2014. Amendment Number 16 extends the expiration date of the Participation Agreement to align with the license extensions granted by the NRC in April 2011 for each of the three units at Palo Verde. The latest expiration date of the original operating licenses had been November 25, 2027, which was extended by the NRC to November 25, 2047. Also, in accordance with Amendment Number 16, the term of the Participation Agreement will automatically extend in the event of future extensions of the NRC operating licenses.

Item 6.                   EXHIBITS

(a)                                 Exhibits

Exhibit No.	Registrant(s)	Description

10.1*	Pinnacle West APS	Second Amendment to the Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005

10.2	Pinnacle West APS

Amendment No. 16, dated April 28, 2014, to  ANPP Participation Agreement, dated August 23, 1973, among APS, SRP, SCE, Public Service Company of New Mexico, El Paso Electric Company, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles

10.3	Pinnacle West APS

Four Corners Project Co-Tenancy Agreement Amendment No. 7, dated December 30, 2013, among APS, El Paso Electric Company, Public Service Company of New Mexico, SRP, SCE, and Tucson Electric Power Company

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1**	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Registrant(s)	Description

101.INS	Pinnacle West APS	XBRL Instance Document

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document

*Management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

**Furnished herewith as an Exhibit.

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated: May 2, 2014	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated: May 2, 2014	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)