Form 10-Q
period 2014-09-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2014-10-31
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

PINNACLE WEST CAPITAL CORPORATION

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

ARIZONA PUBLIC SERVICE COMPANY

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of October 24, 2014: 110,450,009
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of October 24, 2014: 71,264,947

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”), Part II, Item 1A of the Pinnacle West/APS Quarterly Report on Form10-Q for the quarter ended June 30, 2014 ("2014 Second Quarter 10-Q") and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, these factors include, but are not limited to:

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

These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2013 Form 10-K and in Part II, Item 1A of the 2014 Second Quarter 10-Q, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,
	2014	2013

OPERATING REVENUES	$1,172,667	$1,152,392

OPERATING EXPENSES
Fuel and purchased power	382,361	350,953
Operations and maintenance	223,418	233,323
Depreciation and amortization	103,660	107,388
Taxes other than income taxes	40,850	43,256
Other expenses	603	1,784
Total	750,892	736,704
OPERATING INCOME	421,775	415,688
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	7,038	5,569
Other income (Note 10)	2,366	160
Other expense (Note 10)	(4,193)	(7,435)
Total	5,211	(1,706)
INTEREST EXPENSE
Interest charges	47,626	50,587
Allowance for borrowed funds used during construction	(3,479)	(3,235)
Total	44,147	47,352
INCOME BEFORE INCOME TAXES	382,839	366,630
INCOME TAXES	134,753	131,912
NET INCOME	248,086	234,718
Less: Net income attributable to noncontrolling interests (Note 6)	4,125	8,555
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$243,961	$226,163

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	110,686	110,009
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	111,103	111,053

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$2.20	$2.06
Net income attributable to common shareholders — diluted	$2.20	$2.04

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,
	2014	2013

NET INCOME	$248,086	$234,718

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $58 and $95	(91)	(145)
Reclassification of net realized loss, net of tax benefit of $3,833 and $9,348	5,939	14,310
Pension and other postretirement benefits activity, net of tax expense of $3,852 and $625	5,967	957
Total other comprehensive income	11,815	15,122

COMPREHENSIVE INCOME	259,901	249,840
Less: Comprehensive income attributable to noncontrolling interests	4,125	8,555

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$255,776	$241,285

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Nine Months Ended September 30,
	2014	2013

OPERATING REVENUES	$2,765,182	$2,754,866

OPERATING EXPENSES
Fuel and purchased power	923,001	859,216
Operations and maintenance	647,522	685,873
Depreciation and amortization	310,582	317,410
Taxes other than income taxes	130,699	124,091
Other expenses	2,320	5,853
Total	2,014,124	1,992,443
OPERATING INCOME	751,058	762,423
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	21,979	18,698
Other income (Note 10)	7,514	1,387
Other expense (Note 10)	(9,385)	(13,421)
Total	20,108	6,664
INTEREST EXPENSE
Interest charges	152,346	151,372
Allowance for borrowed funds used during construction	(11,039)	(10,861)
Total	141,307	140,511
INCOME BEFORE INCOME TAXES	629,859	628,576
INCOME TAXES	215,698	221,424
NET INCOME	414,161	407,152
Less: Net income attributable to noncontrolling interests (Note 6)	21,976	25,338
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$392,185	$381,814

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	110,579	109,935
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	110,962	110,913

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$3.55	$3.47
Net income attributable to common shareholders — diluted	$3.53	$3.44

DIVIDENDS DECLARED PER SHARE	$1.14	$1.09

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013

NET INCOME	$414,161	$407,152

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax (expense) benefit of $(566) and $162	(472)	(247)
Reclassification of net realized loss, net of tax benefit of $6,417 and $15,471	11,009	23,685
Pension and other postretirement benefits activity, net of tax expense of $3,724 and $807	5,114	1,235
Total other comprehensive income	15,651	24,673

COMPREHENSIVE INCOME	429,812	431,825
Less: Comprehensive income attributable to noncontrolling interests	21,976	25,338

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$407,836	$406,487

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,471	$9,526
Customer and other receivables	391,179	299,904
Accrued unbilled revenues	156,036	96,796
Allowance for doubtful accounts	(3,462)	(3,203)
Materials and supplies (at average cost)	230,220	221,682
Fossil fuel (at average cost)	32,836	38,028
Deferred income taxes	61,201	91,152
Income tax receivable (Note 5)	—	135,517
Assets from risk management activities (Note 7)	11,863	17,169
Deferred fuel and purchased power regulatory asset (Note 3)	15,911	20,755
Other regulatory assets (Note 3)	94,004	76,388
Other current assets	40,673	39,895
Total current assets	1,040,932	1,043,609
INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 7)	17,438	23,815
Nuclear decommissioning trust (Note 13)	690,226	642,007
Other assets	60,427	60,875
Total investments and other assets	768,091	726,697
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	15,251,009	15,200,464
Accumulated depreciation and amortization	(5,308,661)	(5,300,219)
Net	9,942,348	9,900,245
Construction work in progress	673,265	581,369
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	122,222	125,125
Intangible assets, net of accumulated amortization	127,560	157,689
Nuclear fuel, net of accumulated amortization	138,179	124,557
Total property, plant and equipment	11,003,574	10,888,985
DEFERRED DEBITS
Regulatory assets (Note 3)	836,618	711,712
Assets for other postretirement benefits (Note 4)	180,527	—
Other	150,606	137,683
Total deferred debits	1,167,751	849,395

TOTAL ASSETS	$13,980,348	$13,508,686

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2014	December 31, 2013
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$278,835	$284,516
Accrued taxes (Note 5)	249,932	130,998
Accrued interest	41,289	48,351
Common dividends payable	—	62,528
Short-term borrowings (Note 2)	19,150	153,125
Current maturities of long-term debt (Note 2)	368,841	540,424
Customer deposits	73,468	76,101
Liabilities from risk management activities (Note 7)	27,622	31,892
Liabilities for asset retirements	39,416	32,896
Regulatory liabilities (Note 3)	154,027	99,273
Other current liabilities	195,938	158,540
Total current liabilities	1,448,518	1,618,644
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 2)	3,037,801	2,796,465
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,505,150	2,351,882
Regulatory liabilities (Note 3)	1,034,515	801,297
Liabilities for asset retirements (Note 16)	350,211	313,833
Liabilities for pension and other postretirement benefits (Note 4)	233,292	513,628
Liabilities from risk management activities (Note 7)	24,385	70,315
Customer advances	123,136	114,480
Coal mine reclamation	209,695	207,453
Deferred investment tax credit	177,567	152,361
Unrecognized tax benefits (Note 5)	14,601	42,209
Other	177,464	185,659
Total deferred credits and other	4,850,016	4,753,117
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
EQUITY (Note 8)
Common stock, no par value; authorized 150,000,000 shares, 110,468,956 and 110,280,703 issued at respective dates	2,502,217	2,491,558
Treasury stock at cost; 22,293 and 98,944 shares at respective dates	(106)	(4,308)
Total common stock	2,502,111	2,487,250
Retained earnings	2,052,207	1,785,273
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(49,881)	(54,995)
Derivative instruments	(12,521)	(23,058)
Total accumulated other comprehensive loss	(62,402)	(78,053)
Total shareholders’ equity	4,491,916	4,194,470
Noncontrolling interests (Note 6)	152,097	145,990
Total equity	4,644,013	4,340,460

TOTAL LIABILITIES AND EQUITY	$13,980,348	$13,508,686
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$414,161	$407,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	371,722	377,971
Deferred fuel and purchased power	(26,880)	13,093
Deferred fuel and purchased power amortization	31,724	23,158
Allowance for equity funds used during construction	(21,979)	(18,698)
Deferred income taxes	136,777	256,132
Deferred investment tax credit	25,206	16,164
Change in derivative instruments fair value	300	537
Changes in current assets and liabilities:
Customer and other receivables	(149,053)	(178,029)
Accrued unbilled revenues	(59,240)	(37,710)
Materials, supplies and fossil fuel	(3,346)	(8,914)
Income tax receivable	135,517	(131,128)
Other current assets	(4,428)	(12,246)
Accounts payable	(7,171)	44,704
Accrued taxes	118,934	58,919
Other current liabilities	48,407	4,096
Change in margin and collateral accounts — assets	(475)	(327)
Change in margin and collateral accounts — liabilities	(20,875)	15,000
Change in long-term income tax receivable	—	137,270
Change in unrecognized tax benefits	1,744	(57,585)
Change in other long-term assets	(50,005)	(24,345)
Change in other long-term liabilities	(54,122)	(2,884)
Net cash flow provided by operating activities	886,918	882,330
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(618,658)	(581,515)
Contributions in aid of construction	8,537	34,910
Allowance for borrowed funds used during construction	(11,039)	(10,861)
Proceeds from nuclear decommissioning trust sales	269,276	363,944
Investment in nuclear decommissioning trust	(282,212)	(376,881)
Other	339	(1,553)
Net cash flow used for investing activities	(633,757)	(571,956)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	574,126	136,307
Repayment of long-term debt	(503,583)	(72,777)
Short-term borrowings and payments — net	(133,975)	(92,175)
Dividends paid on common stock	(187,778)	(174,485)
Common stock equity issuance	14,860	10,396
Distributions to noncontrolling interests	(15,869)	(9,197)
Other	3	812
Net cash flow used for financing activities	(252,216)	(201,119)

NET INCREASE IN CASH AND CASH EQUIVALENTS	945	109,255

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,526	26,202

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,471	$135,457

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries:  APS, Bright Canyon Energy Corporation ("BCE") and El Dorado Investment Company (“El Dorado”).  Intercompany accounts and transactions between the consolidated companies have been eliminated.  The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde Nuclear Generating Station (“Palo Verde”) sale leaseback variable interest entities (“VIEs”) (see Note 6 for further discussion).  Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash paid (received) during the period for:
Income taxes, net of refunds	$(131,154)	$3,412
Interest, net of amounts capitalized	145,285	141,047
Significant non-cash investing and financing activities:
Accrued capital expenditures	$24,135	$11,377

2.                                      Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

Pinnacle West

On May 9, 2014, Pinnacle West replaced its $200 million revolving credit facility that would have matured in November 2016, with a new $200 million facility that matures in May 2019.  At September 30, 2014, the facility was available to refinance indebtedness of the Company and for other general corporate

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At September 30, 2014, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

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

On May 1, 2014, APS purchased a total of $100 million of the Maricopa County, Arizona, Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series A, D and E, due 2029 in connection with the mandatory tender provisions for this indebtedness.  On May 14, 2014, APS remarketed all $36 million of the 2009 Series A Bonds, which are classified as long-term debt on our Condensed Consolidated Balance Sheets at September 30, 2014.  We expect to remarket or refinance all $64 million of the 2009 Series D Bonds and 2009 Series E Bonds within the next twelve months, which were classified as current maturities of long-term debt at December 31, 2013.

On May 9, 2014, APS replaced its $500 million revolving credit facility that would have matured in November 2016, with a new $500 million facility that matures in May 2019.

On May 30, 2014, APS purchased all $38 million of the Navajo County, Arizona, Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series A, due 2034, and on June 1, 2014, APS purchased a total of $64 million of the Navajo 2009 Series B Bonds and 2009 Series C Bonds, in each case, in connection with the mandatory tender provisions for this indebtedness.  On September 23, 2014, APS remarketed all $38 million of the 2009 Series A Bonds, which are classified as long-term debt on our Condensed Consolidated Balance Sheets at September 30, 2014. On October 1, 2014, APS remarketed all $32 million of the 2009 Series C Bonds. We expect to remarket or refinance all $32 million of the 2009 Series B Bonds within the next twelve months.  These bonds were classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at December 31, 2013.

On June 1, 2014, APS remarketed all $13 million of the Coconino County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series A, due 2034.  These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets at September 30, 2014.

On June 18, 2014, APS issued $250 million of 3.35% unsecured senior notes that mature on June 15, 2024.  The net proceeds from the sale were used along with other funds to repay at maturity APS’s $300 million aggregate principal amount of 5.80% senior notes due September 30, 2014.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2014, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that matures in April 2018 and the $500 million facility that matures in May 2019 (see above).  APS may increase the amount of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At September 30, 2014, APS had $19 million of commercial paper borrowings and no outstanding borrowings or outstanding letters of credit under these credit facilities.

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

	As of September 30, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$125	$125	$125	$125
APS	3,282	3,662	3,212	3,454
Total	$3,407	$3,787	$3,337	$3,579

Debt Provisions

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At September 30, 2014, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $4.6 billion, and total capitalization was approximately $8.1 billion.  APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $3.2 billion, assuming APS’s total capitalization remains the same.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 12, 2013, APS filed its annual RES implementation plan, covering the 2014-2018 timeframe and requesting a 2014 RES budget of approximately $143 million.  In a final order dated January 7, 2014, the ACC approved the requested budget.  Also in 2013, the ACC conducted a hearing to consider APS’s proposal

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to establish compliance with distributed energy requirements by tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits.  On February 6, 2014, the ACC established a proceeding to modify the renewable energy rules to establish a process for compliance with the renewable energy requirement that is not based solely on the use of renewable energy credits. On September 9, 2014, the ACC authorized a rulemaking process to modify the RES rules. The proposed changes would permit the ACC to find that utilities have complied with the distributed energy requirement in light of all available information.

In accordance with the ACC’s decision on the 2014 RES plan, on April 15, 2014, APS filed an application with the ACC requesting permission to build an additional 20 MW of APS-owned utility scale solar under the AZ Sun Program.  In a subsequent filing, APS also offered an alternative proposal to replace the 20 MW of utility scale solar with 20 MW of APS-owned residential solar. This matter is still pending with the ACC and the ACC staff has recommended that it be addressed in our 2015 RES implementation plan.

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

PSA Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2014 and 2013 (dollars in millions):

	Nine Months Ended September 30,
	2014	2013
Beginning balance	$21	$73
Deferred fuel and purchased power costs — current period	27	(13)
Amounts charged to customers	(32)	(23)
Ending balance	$16	$37

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters.  In July 2008, the United States Federal Regulatory Commission (“FERC”) approved an Open Access Transmission Tariff for APS to move from fixed rates to a formula rate-setting methodology in order to more accurately reflect and recover the costs that APS incurs in providing transmission services.  A large portion of the rate represents charges for transmission services to serve APS’s retail customers (“Retail Transmission Charges”).  In order to recover the Retail Transmission Charges, APS was previously required to file an application with, and obtain approval from, the ACC to reflect changes in Retail Transmission Charges through the TCA.  Under the terms of the 2012 Settlement Agreement, however, an adjustment to rates to recover the Retail Transmission Charges will be made annually each June 1 and will go into effect automatically unless suspended by the ACC.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

effective March 1, 2014.  The ACC approved APS’s LFCR adjustment without change on March 11, 2014, which became effective April 1, 2014.

Deregulation

On May 9, 2013, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona.  The ACC subsequently opened a docket for this matter and received comments from a number of interested parties on the considerations involved in establishing retail electric deregulation in the state.  One of these considerations is whether various aspects of a deregulated market, including setting utility rates on a “market” basis, would be consistent with the requirements of the Arizona Constitution.  On September 11, 2013, after receiving legal advice from the ACC staff, the ACC voted 4-1 to close the current docket and await full Constitutional authority before any further examination of this matter.  The motion approved by the ACC also included opening one or more new dockets in the future to explore options to offer more rate choices to customers and innovative changes within the existing cost-of-service regulatory model that could include elements of competition.  The ACC opened a new docket on November 4, 2013 to explore technological advances and innovative changes within the electric utility industry.  A series of workshops in this docket were held in 2014 and no future workshops are currently scheduled.

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

On July 22, 2014, the ACC Commissioners voted to reopen the December 2013 net metering decision for the limited purpose of deciding whether to eliminate the requirement that APS file its next rate case in June 2015.  The vote included a request that parties comment in the docket about their thoughts on removing the filing date requirement and on the process for the broader discussion regarding rate design. On August 12, 2014, the ACC Commissioners voted to lift the requirement that APS file its next general rate case by June 2015. On September 29, 2014, the staff of the ACC filed in a new docket a proposal for permitting a utility to request ACC approval of its proposed rate design outside of and before a general rate case. On October 20, 2014, APS and other interested stakeholders filed comments to this proposal. APS supports the concept of

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

considering rate design outside of its  next rate case, but cannot predict whether the ACC will ultimately approve staff’s proposal.

Four Corners

On December 30, 2013, APS purchased SCE’s 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013.  If approved, these adjustments would result in an average bill impact to residential customers of approximately 2%.  This includes the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase.  The 2012 Settlement Agreement also provides for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $67 million as of September 30, 2014.  ACC staff and other intervenors have filed testimony in this matter with the ACC, and APS has filed rebuttal testimony.  Both ACC staff and the Residential Utility Customer Office have proposed adjustments to the return to be applied to the Four Corners investments until APS’s next rate case, which would result in a lower level of recovery than proposed by APS.  Hearings on this matter are completed and we anticipate a decision by the end of 2014.  APS cannot predict the outcome of this matter.

As part of APS’s acquisition of SCE’s interest in Units 4 and 5, APS and SCE agreed, via a “Transmission Termination Agreement,” that upon closing of the acquisition, the companies would terminate an existing transmission agreement (“Transmission Agreement”) between the parties that provides transmission capacity on a system (the “Arizona Transmission System”) for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination.  APS and SCE negotiated an alternate arrangement under which SCE would assign its 1,555 MW capacity rights over the Arizona Transmission System to third-parties, including 300 MW to APS’s marketing and trading group.  However, this alternative arrangement was not approved by FERC.  In late March 2014, APS and SCE filed requests for rehearing with FERC.  Both requests for rehearing were denied on August 14, 2014. Although APS and SCE continue to evaluate potential paths forward, it is possible that the terms of the Transmission Termination Agreement may again control.  As we previously disclosed, APS believes that the original denial by FERC of rate recovery under the Transmission Termination Agreement constitutes the failure of a condition that relieves APS of its obligations under that agreement.  If APS and SCE were unable to determine a resolution through negotiation, the Transmission Termination Agreement requires that disputes be resolved through arbitration.  APS is unable to predict the outcome of this matter if it proceeds to arbitration.  If the matter proceeds to arbitration and APS is not successful, APS may be required to record a charge to its results of operations.

Cholla

In the third quarter of 2014, after considering the costs to comply with environmental regulations, APS determined that it was probable that it will retire Unit 2 at the Cholla Power Plant ("Cholla") in April 2016. Specifically, on September 11, 2014, APS announced that it will close Unit 2 of Cholla by April 2016 and stop burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS is currently recovering depreciation and

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a return on the net book value of the unit in base rates and plans to seek recovery of all of the unit’s retirement-related costs in its next retail rate case.
If APS closes Cholla Unit 2, APS believes it will be allowed recovery of the remaining net book value of Unit 2 ($130 million as of September 30, 2014), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of Cholla Unit 2, all or a portion of the regulatory asset will be written off and APS’s net income, cash flows, and financial position will be negatively impacted.
Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in millions):

	Remaining Amortization Period	September 30, 2014		December 31, 2013
		Current	Non-Current	Current	Non-Current
Pension and other postretirement benefits	(a)	$—	$286	$—	$314
Income taxes — allowance for funds used during construction (“AFUDC”) equity	2043	4	117	4	105
Deferred fuel and purchased power — mark-to-market (Note 7)	2016	14	20	5	29
Transmission vegetation management	2016	9	7	9	14
Coal reclamation	2038	8	12	8	18
Palo Verde VIEs (Note 6)	2046	—	39	—	41
Deferred compensation	2036	—	36	—	34
Deferred fuel and purchased power (b) (c)	2015	16	—	21	—
Tax expense of Medicare subsidy	2023	2	14	2	15
Loss on reacquired debt	2034	1	17	1	17
Income taxes — investment tax credit basis adjustment	2043	2	46	1	39
Pension and other postretirement benefits deferral	2015	6	—	8	4
Four Corners cost deferral	2024	—	67	—	37
Lost fixed cost recovery (b)	2015	33	—	25	—
Transmission cost adjustor (b)	2015	4	—	8	2
Retired power plant costs	2033	10	139	3	18
Deferred property taxes	(d)	—	26	—	11
Other	Various	1	11	2	14
Total regulatory assets (e)		$110	$837	$97	$712

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The detail of regulatory liabilities is as follows (dollars in millions):

	Remaining Amortization Period	September 30, 2014		December 31, 2013
		Current	Non-Current	Current	Non-Current
Removal costs	(a)	$31	$284	$28	$303
Asset retirement obligations	(a)	—	277	—	266
Renewable energy standard (b)	2015	40	8	33	15
Income taxes — change in rates	2043	1	72	—	74
Spent nuclear fuel	2047	5	53	6	36
Deferred gains on utility property	2019	2	9	2	10
Income taxes — deferred investment tax credit	2043	3	92	3	79
Demand side management (b)	2015	39	—	27	—
Other postretirement benefits	(c)	33	221	—	—
Other	Various	—	19	—	18
Total regulatory liabilities		$154	$1,035	$99	$801

(a)	In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal.

(b)	See “Cost Recovery Mechanisms” discussion above.

(c)	See Note 4.

4.                                      Retirement Plans and Other Benefits

Pinnacle West sponsors a qualified defined benefit and account balance pension plan, a non-qualified supplemental excess benefit retirement plan, and other postretirement benefit plan for the employees of Pinnacle West and our subsidiaries.  Pinnacle West uses a December 31 measurement date for its pension and other postretirement benefit plans.  On September 30, 2014 Pinnacle West announced plan design changes to the other postretirement benefit plan, which required an interim remeasurement of the benefit obligation for the plan (see discussion below). The market-related value of our plan assets is their fair value at the measurement dates.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain pension and other postretirement benefit costs in excess of amounts recovered in electric retail rates were deferred in 2011 and 2012 as a regulatory asset for future recovery, pursuant to APS’s 2009 retail rate case settlement.  Pursuant to this order, we began amortizing the regulatory asset over three years beginning in July 2012.  We amortized approximately $2 million for the three months ended September 30, 2014 and 2013 and $6 million for the nine months ended September 30, 2014 and 2013, respectively.  The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged or amortized to the regulatory asset) (dollars in millions):

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost — benefits earned during the period	$13	$16	$40	$48	$5	$6	$14	$18
Interest cost on benefit obligation	32	28	97	84	12	10	35	31
Expected return on plan assets	(39)	(36)	(119)	(110)	(13)	(11)	(38)	(34)
Amortization of:
Prior service cost	—	—	—	1	—	—	—	—
Net actuarial loss	3	10	8	30	—	3	—	8
Net periodic benefit cost	$9	$18	$26	$53	$4	$8	$11	$23
Portion of cost charged to expense	$5	$10	$16	$29	$3	$5	$8	$14

Other Postretirement Benefit Plan Remeasurement

On September 30, 2014 Pinnacle West announced plan design changes to the other postretirement benefit plan, which required an interim remeasurement of the benefit obligation for the plan. Effective January 1, 2015, those eligible retirees and dependents over age 65 and on Medicare can choose to be enrolled in a Health Reimbursement Arrangement (HRA). This will allow post-65 retirees to purchase a Medicare supplement plan on the private exchange network. The remeasurement of the benefit obligation included updating the assumptions listed in the table following and asset values. The remeasurement is expected to reduce net periodic benefit costs in 2014 by $10 million ($5 million of which will reduce expense), which will be recognized during the fourth quarter of 2014. The remeasurement also resulted in a decrease in Pinnacle West’s other postretirement benefit obligation of $316 million which was offset by the related regulatory asset and accumulated other comprehensive income. As a result of this reduction, the other postretirement benefit obligation, and related regulatory asset, have been reduced to the extent that Pinnacle West will now reflect an asset for other postretirement benefits and a related regulatory liability with balances at September 30, 2014 of $181 million and $254 million, respectively.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the assumptions used for the remeasurement at September 30, 2014:

Discount rate	4.41%
Long-term rate of return	4.25%
Initial healthcare cost trend rate (pre-65 participants)	7.50%
Ultimate healthcare cost trend rate (pre-65 participants)	5.00%
Number of years to ultimate trend rate	4
Medical cost subsidy trend rate (post-65 participants)	5.00%

Because of the plan changes, the Company is currently in the process of seeking IRS and regulatory approval to move approximately $100 million of the other postretirement benefit trust assets into a new account to pay for active union employee medical costs.

Contributions

We have made voluntary contributions of $175 million to our pension plan in 2014. The minimum contributions for the pension plan total $141 million for the next three years under the Moving Ahead for Progress in the 21st Century Act (zero in 2014, $19 million in 2015, and $122 million in 2016).  We expect to make contributions to the pension plan up to $100 million in 2015 and up to $25 million in 2016.

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

In January 2014, we prospectively adopted guidance requiring unrecognized tax benefits to be presented as a reduction to any available deferred income tax asset for a net operating loss, a similar tax loss, or a tax credit carryforward.  As a result of this guidance, $30 million of unrecognized tax benefits were recorded as a reduction to net current deferred income tax assets on the Condensed Consolidated Balance Sheets as of September 30, 2014. With regard to the APS Condensed Consolidated Balance Sheets, all unrecognized tax benefits are presented as a liability, as no deferred income tax assets for a net operating loss, a similar tax loss, or a tax credit carryforward are available to offset these liabilities as of September 30, 2014.

As of September 30, 2014, the tax year ended December 31, 2010 and all subsequent tax years remain subject to examination by the IRS.  With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2008.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of consolidation, we eliminate rent expense and recognize depreciation and interest expense, resulting in an increase in net income for the three and nine months ended September 30, 2014 of $4 million and $22 million, respectively, and for the three and nine months ended September 30, 2013 of $9 million and $25 million, respectively, entirely attributable to the noncontrolling interests.  Income attributable to Pinnacle West shareholders remains the same.  The July 7, 2014 lease extension results in the VIEs accounting for the transaction as a new lease agreement. Consolidation of these VIEs also results in changes to our Condensed Consolidated Statements of Cash Flows, but does not impact net cash flows.

Our Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 include the following amounts relating to the VIEs (in millions):

	September 30, 2014	December 31, 2013
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$122	$125
Current maturities of long-term debt	37	26
Long-term debt excluding current maturities	1	13
Equity — Noncontrolling interests	152	146

Assets of the VIEs are restricted and may only be used to settle the VIEs’ debt obligations and for payment to the noncontrolling interest holders.  Other than the VIEs’ assets reported on our consolidated financial statements, the creditors of the VIEs have no other recourse to the assets of APS or Pinnacle West, except in certain circumstances such as a default by APS under the leases.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the United States Nuclear Regulatory Commission (“NRC”) issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants, assume the VIEs’ debt, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event had occurred as of September 30, 2014, APS would have been required to pay the noncontrolling equity participants approximately $138 million and assume $38 million of debt.  Since APS consolidates these VIEs, the debt APS would be required to assume is already reflected in our Condensed Consolidated Balance Sheets.

For regulatory ratemaking purposes, the leases will continue to be treated as operating leases and, as a result, we have recorded a regulatory asset relating to the arrangements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

gains and losses on derivatives are deferred in accordance with the PSA to the extent the amounts are above or below the Base Fuel Rate (see Note 3).  Gains and losses from derivatives in the following tables represent the amounts reflected in income before the effect of PSA deferrals.

As of September 30, 2014, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	4,167	GWh
Gas	131	Billion cubic feet

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Financial Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts		2014	2013	2014	2013
Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	OCI — derivative instruments	$(149)	$(240)	$94	$(409)
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	(9,772)	(23,658)	(17,426)	(39,156)

(a)	During the three and nine months ended September 30, 2014 and 2013, we had no amounts reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)	Amounts are before the effect of PSA deferrals.

During the next twelve months, we estimate that a net loss of $9 million before income taxes will be reclassified from accumulated OCI as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, substantially all of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Financial Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts		2014	2013	2014	2013
Net Gain Recognized in Income	Operating revenues (a)	$273	$196	$335	$400
Net Loss Recognized in Income	Fuel and purchased power (a)	(23,915)	(1,341)	(1,003)	(11,750)
Total		$(23,642)	$(1,145)	$(668)	$(11,350)

(a)	Amounts are before the effect of PSA deferrals.

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

The significant majority of our derivative instruments are not currently designated as hedging instruments.  The Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, include gross liabilities of $4 million and $5 million, respectively, of derivative instruments designated as hedging instruments.

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of September 30, 2014 and December 31, 2013.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

As of September 30, 2014: (Dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current Assets	$16,172	$(4,790)	$11,382	$481	$11,863
Investments and Other Assets	20,712	(3,274)	17,438	—	17,438
Total Assets	36,884	(8,064)	28,820	481	29,301

Current Liabilities	(39,236)	19,357	(19,879)	(7,743)	(27,622)
Deferred Credits and Other	(53,193)	28,808	(24,385)	—	(24,385)
Total Liabilities	(92,429)	48,165	(44,264)	(7,743)	(52,007)
Total	$(55,545)	$40,101	$(15,444)	$(7,262)	$(22,706)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	Includes cash collateral provided to counterparties of $40,101.

(c)
Represents option premiums, and cash collateral and margin that is not subject to offsetting.  Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $7,743 and cash margin provided to counterparties of $481.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties.  We have risk management contracts with many counterparties, including two counterparties for which our exposure represents approximately 89% of Pinnacle West’s $29 million of risk management assets as of September 30, 2014.  This exposure relates to long-term traditional wholesale contracts with counterparties that have high credit quality.  Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period.  Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

Certain of our derivative instrument contracts contain credit-risk-related contingent features including, among other things, investment grade credit rating provisions, credit-related cross-default provisions, and adequate assurance provisions.  Adequate assurance provisions allow counterparties with reasonable grounds for uncertainty to demand additional collateral based on subjective events and/or conditions.  For those derivative instruments in a net liability position, with investment grade credit contingencies, the counterparties could demand additional collateral if our debt credit rating were to fall below investment grade (below BBB- for Standard & Poor’s or Fitch or Baa3 for Moody’s).

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about our derivative instruments that have credit-risk-related contingent features at September 30, 2014 (dollars in millions):

September 30, 2014
Aggregate Fair Value of Derivative Instruments in a Net Liability Position	$92
Cash Collateral Posted	40
Additional Cash Collateral in the Event Credit-Risk-Related Contingent Features were Fully Triggered (a)	52

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $175 million if our debt credit ratings were to fall below investment grade.

8.             Changes in Equity

The following tables show Pinnacle West’s changes in shareholders’ equity and changes in equity of noncontrolling interests for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Common Shareholders	Noncontrolling Interests	Total	Common Shareholders	Noncontrolling Interests	Total
Beginning balance, July 1	$4,233,890	$147,972	$4,381,862	$4,032,165	$137,069	$4,169,234
Net income	243,961	4,125	248,086	226,163	8,555	234,718
Other comprehensive income	11,815	—	11,815	15,122	—	15,122
Total comprehensive income	255,776	4,125	259,901	241,285	8,555	249,840
Issuance of capital stock	2,152	—	2,152	2,331	—	2,331
Reissuance of treasury stock — net	83	—	83	37	—	37
Other (primarily stock compensation)	—	—	—	(22)	—	(22)
Dividends on common stock	15	—	15	8	—	8
Ending balance, September 30	$4,491,916	$152,097	$4,644,013	$4,275,804	$145,624	$4,421,428

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Common Shareholders	Noncontrolling Interests	Total	Common Shareholders	Noncontrolling Interests	Total
Beginning balance, January 1	$4,194,470	$145,990	$4,340,460	$3,972,806	$129,483	$4,102,289
Net income	392,185	21,976	414,161	381,814	25,338	407,152
Other comprehensive income	15,651	—	15,651	24,673	—	24,673
Total comprehensive income	407,836	21,976	429,812	406,487	25,338	431,825
Issuance of capital stock	7,024	—	7,024	7,268	—	7,268
Reissuance (purchase) of treasury stock — net	4,202	—	4,202	(5,868)	—	(5,868)
Other (primarily stock compensation)	3,634	—	3,634	14,988	—	14,988
Dividends on common stock	(125,250)	—	(125,250)	(119,877)	—	(119,877)
Net capital activities by noncontrolling interests	—	(15,869)	(15,869)	—	(9,197)	(9,197)
Ending balance, September 30	$4,491,916	$152,097	$4,644,013	$4,275,804	$145,624	$4,421,428

9.             Commitments and Contingencies

Palo Verde Nuclear Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a breach of contract lawsuit against the United States Department of Energy (“DOE”) in the United States Court of Federal Claims (“Court of Federal Claims”).  The lawsuit seeks to recover damages incurred due to DOE’s breach of the Contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste (“Standard Contract”) for failing to accept Palo Verde spent nuclear fuel and high level waste from January 1, 2007 through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the Nuclear Waste Protection Act.  On August 18, 2014, APS and DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment of $57.4 million by DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. APS’s share of this amount is $16.7 million, which was recorded as an adjustment to a regulatory liability and had no impact on current income.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

assessment per incident for all three units is approximately $111 million, with a maximum annual retrospective premium assessment of approximately $16.5 million.

The Palo Verde participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination.  APS has also secured insurance against portions of any increased cost of replacement generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (“NEIL”).  APS is subject to retrospective premium assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds.  The maximum amount APS could incur under the current NEIL policies totals approximately $20 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $53 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

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

During the quarter our purchase obligations have increased by about $230 million primarily relating to gas generation projects. The expected payments to be made are $57 million in 2015, $122 million in 2016, $18 million in 2017, and $31 million in 2018.

Other than the items described above, there have been no material changes, as of September 30, 2014, outside the normal course of business in contractual obligations from the information provided in our 2013 Form 10-K. See Note 2 for discussion regarding changes in our long-term debt obligations.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 6, 2013, the Roosevelt Irrigation District (“RID”) filed a lawsuit in Arizona District Court against APS and 24 other defendants, alleging that RID’s groundwater wells were contaminated by the release of hazardous substances from facilities owned or operated by the defendants.  The lawsuit also alleges that, under Superfund laws, the defendants are jointly and severally liable to RID.  The allegations against APS arise out of APS’s current and former ownership of facilities in and around OU3.  We are unable to predict the outcome of this matter; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

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

On January 22, 2014, following non-public preliminary investigations, FERC Staff issued a Notice of Alleged Violations naming six entities involved in the event, including APS.  FERC Staff alleged that each of the named entities violated varying numbers of NERC Reliability Standards.  APS was alleged to have violated seven Reliability Standard Requirements.  The allegations of violations were preliminary determinations by FERC Staff and did not constitute findings by FERC itself that any violations had occurred.

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

Litigation.  On September 6, 2013, a purported consumer class action complaint was filed in Federal District Court in San Diego, California, naming APS and Pinnacle West as defendants and seeking damages for loss of perishable inventory and sales as a result of interruption of electrical service.  APS and Pinnacle West filed a motion to dismiss, which the court granted on December 9, 2013.  On January 13, 2014, the plaintiffs

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

appealed the lower court’s decision.  The appeal is now pending before the Ninth Circuit Court of Appeals.  We are unable to predict the outcome of this matter.

Clean Air Act Citizen Lawsuit

On October 4, 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners participants alleging violations of the New Source Review (“NSR”) provisions of the Clean Air Act.  Subsequent to filing its original Complaint, on January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the Clean Air Act’s New Source Performance Standards (“NSPS”) program.  Among other things, the environmental plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required NSR permits and complies with the NSPS.  The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project.  On April 2, 2012, APS and the other Four Corners participants filed motions to dismiss.  The case is being held in abeyance while the parties seek to negotiate a settlement.  On March 30, 2013, upon joint motion of the parties, the court issued an order deeming the motions to dismiss withdrawn without prejudice during pendency of the stay.  At such time as the stay is lifted, APS and the other Four Corners participants may reinstate their motions to dismiss.  We are unable to predict the outcome of this matter.

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

Regional Haze Rules.  APS has received the final rulemakings imposing new requirements on Four Corners, Cholla and the Navajo Generating Station (“Navajo Plant”).  EPA and Arizona Department of Environmental Quality (“ADEQ”) will require these plants to install pollution control equipment that constitutes the “best available retrofit technology” (“BART”) to lessen the impacts of emissions on visibility surrounding the plants.  Based on EPA’s final standards, APS estimates that its 63% share of the cost of these controls for Four Corners Units 4 and 5 would be at least $350 million.  APS estimates that its share of costs for upgrades at Navajo, based on EPA’s Federal Implementation Plan (“FIP”), could be up to approximately $200 million.  In October 2014, a coalition of environmental groups, an Indian tribe and others filed petitions for review in the United States Court of Appeals for the Ninth Circuit asking the Court to review EPA's final BART rule for the Navajo Plant. We cannot predict the outcome of this review process. As described under "Regional Haze Rules - Cholla" below, APS filed a Petition for Review of EPA’s rule as it applies to Cholla, which, if not successful, would require installation of selective catalytic reduction ("SCR") controls with a cost to APS of approximately $200 million. However, in September 2014, APS met with EPA to propose a compromise BART strategy wherein, pending certain regulatory approvals, APS would permanently close Cholla Unit 2 by April 2016 and cease burning coal at Units 1 and 3 by the mid-2020s. (See Note 3 for details related to the resulting regulatory asset.) APS made the proposal with the understanding that additional emission control equipment is unlikely to be required in the future because retiring and converting the units as contemplated in the proposal is more cost effective than, and will result in increased visibility improvement over, the current BART requirements for NOx imposed on the Cholla units under EPA's BART FIP. Because

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS’s proposal involves state and federal rule-making processes, APS is unable to predict when or whether it may ultimately be approved.

Mercury and Air Toxic Standards.  In 2011, EPA issued rules establishing maximum achievable control technology standards to regulate emissions of mercury and other hazardous air pollutants from fossil-fired plants.  APS estimates that the cost for the remaining equipment necessary to meet these standards is approximately $130 million for Cholla, which would be avoided if EPA approves APS's compromise proposal discussed above. No additional equipment is needed for Four Corners Units 4 and 5 to comply with these rules.  Salt River Project Agricultural Improvement and Power District (“SRP”), the operating agent for the Navajo Plant, is still evaluating compliance options under the rules.

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

New Mexico Tax Matter

On May 23, 2013, the New Mexico Taxation and Revenue Department issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30 million related to coal supplied under the coal supply agreement for Four Corners (the “Assessment”).  APS’s share of the Assessment is approximately $12 million.  For procedural reasons, on behalf of the Four Corners co-owners, including APS, the coal supplier made a partial payment of the Assessment and immediately filed a refund claim with respect to that partial payment in August 2013.  The New Mexico Taxation and Revenue Department denied the refund claim.  On December 19, 2013, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, filed a complaint with the New Mexico District Court contesting both the validity of the Assessment and the refund claim denial.  We cannot predict the timing or outcome of this litigation; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assurances

APS has entered into various agreements that require letters of credit for financial assurance purposes.  At September 30, 2014, approximately $76 million of letters of credit were outstanding to support existing pollution control bonds of a similar amount.  The letters of credit are available to fund the payment of principal and interest of such debt obligations.  One of these letters of credit expires in 2015 and two expire in 2016.  APS has also entered into letters of credit to support certain equity participants in the Palo Verde sale leaseback transactions (see Note 6 for further details on the Palo Verde sale leaseback transactions).  These letters of credit will expire on December 31, 2015, and totaled approximately $23 million at September 30, 2014.  Additionally, APS has issued a letter of credit to support collateral obligations under a natural gas tolling contract entered into with a third party.  At September 30, 2014, that letter of credit totaled $5 million and will expire in 2015.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at September 30, 2014.

10.          Other Income and Other Expense

The following table provides detail of other income and other expense for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Other income:
Interest income	$103	$116	$849	$1,291
Miscellaneous	2,263	44	6,665	96
Total other income	$2,366	$160	$7,514	$1,387
Other expense:
Non-operating costs	$(1,985)	$(2,028)	$(6,976)	$(5,951)
Investment losses — net	(118)	(3,435)	(364)	(3,643)
Miscellaneous	(2,090)	(1,972)	(2,045)	(3,827)
Total other expense	$(4,193)	$(7,435)	$(9,385)	$(13,421)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.          Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common shareholders	$243,961	$226,163	$392,185	$381,814
Average common shares outstanding — basic	110,686	110,009	110,579	109,935
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	417	1,044	383	978
Average common shares outstanding — diluted	111,103	111,053	110,962	110,913
Earnings per average common share attributable to common shareholders — basic	$2.20	$2.06	$3.55	$3.47
Earnings per average common share attributable to common shareholders — diluted	$2.20	$2.04	$3.53	$3.44

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at September 30, 2014 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at September 30, 2014
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$7	$30	$(8)	(b)	$29
Nuclear decommissioning trust:
U.S. commingled equity funds	—	295	—	—		295
Fixed income securities:
U.S. Treasury	126	—	—	—		126
Cash and cash equivalent funds	—	8	—	(2)	(c)	6
Corporate debt	—	109	—	—		109
Mortgage-backed securities	—	83	—	—		83
Municipality bonds	—	56	—	—		56
Other	—	15	—	—		15
Subtotal nuclear decommissioning trust	126	566	—	(2)		690
Total	$126	$573	$30	$(10)		$719
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(24)	$(68)	$40	(b)	$(52)

(a)	Primarily consists of heat rate options and long-dated electricity contracts.

(b)	Primarily represents counterparty netting, margin and collateral (see Note 7).

(c)	Represents nuclear decommissioning trust net pending securities sales and purchases.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at September 30, 2014 and December 31, 2013:

	September 30, 2014 Fair Value (millions)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$27	$50	Discounted cash flows	Electricity forward price (per MWh)	$24.89 - $63.85	$40.42
Option Contracts (b)	—	15	Option model	Electricity forward price (per MWh)	$38.96 - $78.85	$53.76
				Natural gas forward price (per MMBtu)	$3.76 - $3.86	$3.82
				Electricity price volatilities	29% - 64%	46%
				Natural gas price volatilities	21% - 67%	28%
Natural Gas:
Forward Contracts (a)	3	3	Discounted cash flows	Natural gas forward price (per MMBtu)	$3.77 - $4.34	$3.99
Total	$30	$68

(a)	Includes swaps and physical and financial contracts.

(b)	Electricity and natural gas price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013 Fair Value (millions)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$40	$66	Discounted cash flows	Electricity forward price (per MWh)	$24.89 - $65.04	$41.09
Option Contracts (b)	—	19	Option model	Electricity forward price (per MWh)	$39.91 - $85.41	$58.70
				Natural gas forward price (per MMBtu)	$3.57 - $3.80	$3.71
				Electricity price volatilities	35% - 94%	59%
				Natural gas price volatilities	22% - 36%	27%
Natural Gas:
Forward Contracts (a)	1	5	Discounted cash flows	Natural gas forward price (per MMBtu)	$3.47 - $4.31	$3.87
Total	$41	$90

(a)	Includes swaps and physical and financial contracts.

(b)	Electricity and gas price volatilities are based on historical forward price movements due to lack of market quotes for implied volatilities.

The following table shows the changes in fair value for our risk management activities assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts	2014	2013	2014	2013
Net derivative balance at beginning of period	$(41)	$(53)	$(49)	$(48)
Total net gains (losses) realized/unrealized:
Deferred as a regulatory asset or liability	(3)	4	4	(2)
Settlements	6	6	10	8
Transfers into Level 3 from Level 2	—	(1)	(2)	(1)
Transfers from Level 3 into Level 2	(1)	—	(2)	(1)
Net derivative balance at end of period	$(39)	$(44)	$(39)	$(44)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—	$—	$—

Amounts included in earnings are either recorded in operating revenues or fuel and purchased power depending on the nature of the underlying contract.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transfers reflect the fair market value at the beginning of the period and are triggered by a change in the lowest significant input as of the end of the period.  We had no significant Level 1 transfers to or from any other hierarchy level.  Transfers in or out of Level 3 are typically related to our long-dated energy transactions that extend beyond available quoted periods.

Financial Instruments Not Carried at Fair Value

The carrying value of our net accounts receivable, accounts payable and any short-term borrowings approximate fair value.  Our short-term borrowings are classified within Level 2 of the fair value hierarchy.  For our long-term debt fair values, see Note 2.

13.                               Nuclear Decommissioning Trusts

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per their stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets.  See Note 12 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have deferred realized and unrealized gains and losses (including other-than-temporary impairments on investment securities) in other regulatory liabilities.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at September 30, 2014 and December 31, 2013 (dollars in millions):

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
September 30, 2014
Equity securities	$295	$147	$—
Fixed income securities	397	15	(2)
Net payables (a)	(2)	—	—
Total	$690	$162	$(2)

(a)	Net payables relate to pending securities sales and purchases.

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2013
Equity securities	$272	$129	$—
Fixed income securities	373	11	(6)
Net payables (a)	(3)	—	—
Total	$642	$140	$(6)

(a)	Net payables relate to pending securities sales and purchases.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate realized gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Realized gains	$2	$1	$4	$4
Realized losses	(2)	(3)	(5)	(5)
Proceeds from the sale of securities (a)	70	110	269	364

(a)	Proceeds are reinvested in the trust.

The fair value of fixed income securities, summarized by contractual maturities, at September 30, 2014 is as follows (dollars in millions):

Fair Value
Less than one year	$15
1 year – 5 years	121
5 years – 10 years	115
Greater than 10 years	146
Total	$397

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.                               Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30, 2014					Three Months Ended September 30, 2013
	Derivative Instruments		Pension and Other Postretirement Benefits		Total	Derivative Instruments		Pension and Other Postretirement Benefits		Total
Beginning balance, July 1	$(18,369)		$(55,848)		$(74,217)	$(40,319)		$(64,138)		$(104,457)
OCI (loss) before reclassifications	(91)		5,231		5,140	(145)		—		(145)
Amounts reclassified from accumulated other comprehensive loss	5,939	(a)	736	(b)	6,675	14,310	(a)	957	(b)	15,267
Net current period OCI	5,848		5,967		11,815	14,165		957		15,122
Ending balance, September 30	$(12,521)		$(49,881)		$(62,402)	$(26,154)		$(63,181)		$(89,335)

(a)	These amounts represent realized gains and losses, are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

(b)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 4.

	Nine Months Ended September 30, 2014					Nine Months Ended September 30, 2013
	Derivative Instruments		Pension and Other Postretirement Benefits		Total	Derivative Instruments		Pension and Other Postretirement Benefits		Total
Beginning balance, January 1	$(23,058)		$(54,995)		$(78,053)	$(49,592)		$(64,416)		$(114,008)
OCI (loss) before reclassifications	(472)		3,159		2,687	(247)		(1,635)		(1,882)
Amounts reclassified from accumulated other comprehensive loss	11,009	(a)	1,955	(b)	12,964	23,685	(a)	2,870	(b)	26,555
Net current period OCI	10,537		5,114		15,651	23,438		1,235		24,673
Ending balance, September 30	$(12,521)		$(49,881)		$(62,402)	$(26,154)		$(63,181)		$(89,335)

(a)	These amounts represent realized gains and losses, are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

(b)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 4.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.  Asset Retirement Obligations

In the first quarter of 2014, an updated Four Corners Units 1-3 coal-fired power plant decommissioning study was finalized and approved and an adjustment to the asset retirement obligation was made in the amount of $24 million.

During the second quarter of 2014, an update to the 2013 decommissioning study was completed for Palo Verde nuclear generation facility to incorporate additional spent fuel related charges resulting in an adjustment to the asset retirement obligation in the amount of $20 million.

The following schedule shows the change in our asset retirement obligations for the nine months ended September 30, 2014 (dollars in millions):

Asset retirement obligations at January 1, 2014	$347
Changes attributable to:
Accretion expense	18
Settlements	(19)
Estimated cash flow revisions	44
Asset retirement obligations at September 30, 2014	$390

Decommissioning activities for Four Corners Units 1-3 began in January 2014; thus, $39 million of the total asset retirement obligation of $390 million at September 30, 2014, is classified as a current liability on the balance sheet.

In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal.  See detail of regulatory liabilities in Note 3.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,
	2014	2013

ELECTRIC OPERATING REVENUES	$1,172,190	$1,151,535

OPERATING EXPENSES
Fuel and purchased power	382,362	350,953
Operations and maintenance	212,430	222,617
Depreciation and amortization	103,638	107,364
Income taxes	145,217	143,335
Taxes other than income taxes	40,615	43,015
Total	884,262	867,284
OPERATING INCOME	287,928	284,251

OTHER INCOME (DEDUCTIONS)
Income taxes	4,235	4,123
Allowance for equity funds used during construction	7,038	5,569
Other income (Note S-2)	2,613	721
Other expense (Note S-2)	(3,226)	(4,615)
Total	10,660	5,798

INTEREST EXPENSE
Interest on long-term debt	44,440	47,214
Interest on short-term borrowings	1,435	1,553
Debt discount, premium and expense	1,020	1,008
Allowance for borrowed funds used during construction	(3,479)	(3,235)
Total	43,416	46,540

NET INCOME	255,172	243,509

Less: Net income attributable to noncontrolling interests (Note 6)	4,125	8,555

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$251,047	$234,954

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,
	2014	2013

NET INCOME	$255,172	$243,509

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $58 and $95	(91)	(145)
Reclassification of net realized loss, net of tax benefit of $3,833 and $9,348	5,940	14,310
Pension and other postretirement benefits activity, net of tax expense of $474 and $621	735	951
Total other comprehensive income	6,584	15,116

COMPREHENSIVE INCOME	261,756	258,625
Less: Comprehensive income attributable to noncontrolling interests	4,125	8,555

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$257,631	$250,070

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013

ELECTRIC OPERATING REVENUES	$2,763,315	$2,752,427

OPERATING EXPENSES
Fuel and purchased power	923,001	859,216
Operations and maintenance	628,774	668,319
Depreciation and amortization	310,512	317,338
Income taxes	233,067	241,347
Taxes other than income taxes	130,002	123,366
Total	2,225,356	2,209,586
OPERATING INCOME	537,959	542,841

OTHER INCOME (DEDUCTIONS)
Income taxes	7,013	9,555
Allowance for equity funds used during construction	21,979	18,698
Other income (Note S-2)	8,596	3,012
Other expense (Note S-2)	(9,757)	(15,755)
Total	27,831	15,510

INTEREST EXPENSE
Interest on long-term debt	141,799	140,978
Interest on short-term borrowings	4,485	4,950
Debt discount, premium and expense	3,085	3,001
Allowance for borrowed funds used during construction	(11,039)	(10,861)
Total	138,330	138,068

NET INCOME	427,460	420,283

Less: Net income attributable to noncontrolling interests (Note 6)	21,976	25,338

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$405,484	$394,945

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013

NET INCOME	$427,460	$420,283

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax (expense) benefit of $(566) and $162	(472)	(247)
Reclassification of net realized loss, net of tax benefit of $6,417 and $15,471	11,010	23,684
Pension and other postretirement benefits activity, net of tax expense of $252 and $798	18	1,222
Total other comprehensive income	10,556	24,659

COMPREHENSIVE INCOME	438,016	444,942
Less: Comprehensive income attributable to noncontrolling interests	21,976	25,338

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$416,040	$419,604

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2014	December 31, 2013
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$15,247,757	$15,196,598
Accumulated depreciation and amortization	(5,305,566)	(5,296,501)
Net	9,942,191	9,900,097

Construction work in progress	673,265	581,369
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	122,222	125,125
Intangible assets, net of accumulated amortization	127,405	157,534
Nuclear fuel, net of accumulated amortization	138,179	124,557
Total property, plant and equipment	11,003,262	10,888,682

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 13)	690,226	642,007
Assets from risk management activities (Note 7)	17,438	23,815
Other assets	33,370	33,709
Total investments and other assets	741,034	699,531

CURRENT ASSETS
Cash and cash equivalents	5,155	3,725
Customer and other receivables	391,002	299,055
Accrued unbilled revenues	156,036	96,796
Allowance for doubtful accounts	(3,462)	(3,203)
Materials and supplies (at average cost)	230,220	221,682
Fossil fuel (at average cost)	32,836	38,028
Income tax receivable (Note 5)	—	135,179
Assets from risk management activities (Note 7)	11,863	17,169
Deferred fuel and purchased power regulatory asset (Note 3)	15,911	20,755
Other regulatory assets (Note 3)	94,004	76,388
Deferred income taxes	54,746	—
Other current assets	40,078	39,153
Total current assets	1,028,389	944,727

DEFERRED DEBITS
Regulatory assets (Note 3)	836,618	711,712
Assets for other postretirement benefits (Note 4)	177,455	—
Unamortized debt issue costs	24,599	21,860
Other	124,654	114,865
Total deferred debits	1,163,326	848,437

TOTAL ASSETS	$13,936,011	$13,381,377

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2014	December 31, 2013
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,379,696
Retained earnings	2,084,582	1,804,398
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(30,295)	(30,313)
Derivative instruments	(12,521)	(23,059)
Total shareholder equity	4,599,624	4,308,884
Noncontrolling interests (Note 6)	152,097	145,990
Total equity (Note S-1)	4,751,721	4,454,874
Long-term debt less current maturities (Note 2)	2,912,801	2,671,465
Total capitalization	7,664,522	7,126,339
CURRENT LIABILITIES
Short-term borrowings (Note 2)	19,150	153,125
Current maturities of long-term debt (Note 2)	368,841	540,424
Accounts payable	272,672	281,237
Accrued taxes (Note 5)	300,646	122,460
Accrued interest	41,014	48,132
Common dividends payable	—	62,500
Customer deposits	73,468	76,101
Deferred income taxes	—	2,033
Liabilities from risk management activities (Note 7)	27,622	31,892
Liabilities for asset retirements (Note 16)	39,416	32,896
Regulatory liabilities (Note 3)	154,027	99,273
Other current liabilities	174,950	130,774
Total current liabilities	1,471,806	1,580,847
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,494,946	2,347,724
Regulatory liabilities (Note 3)	1,034,515	801,297
Liabilities for asset retirements (Note 16)	350,211	313,833
Liabilities for pension and other postretirement benefits (Note 4)	203,887	476,017
Liabilities from risk management activities (Note 7)	24,385	70,315
Customer advances	123,136	114,480
Coal mine reclamation	209,695	207,453
Deferred investment tax credit	177,567	152,361
Unrecognized tax benefits (Note 5)	44,559	42,209
Other	136,782	148,502
Total deferred credits and other	4,799,683	4,674,191
COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$13,936,011	$13,381,377

 See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$427,460	$420,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	371,651	377,899
Deferred fuel and purchased power	(26,880)	13,093
Deferred fuel and purchased power amortization	31,724	23,158
Allowance for equity funds used during construction	(21,979)	(18,698)
Deferred income taxes	77,435	256,253
Deferred investment tax credit	25,206	16,164
Change in derivative instruments fair value	300	537
Changes in current assets and liabilities:
Customer and other receivables	(149,725)	(179,494)
Accrued unbilled revenues	(59,240)	(37,710)
Materials, supplies and fossil fuel	(3,346)	(8,914)
Income tax receivable	135,179	(125,509)
Other current assets	(4,575)	(11,449)
Accounts payable	(10,055)	43,886
Accrued taxes	178,186	61,649
Other current liabilities	55,127	1,073
Change in margin and collateral accounts — assets	(474)	(327)
Change in margin and collateral accounts — liabilities	(20,875)	15,000
Change in long-term income tax receivable	—	137,665
Change in unrecognized tax benefits	1,744	(57,585)
Change in other long-term assets	(49,635)	(28,686)
Change in other long-term liabilities	(54,940)	691
Net cash flow provided by operating activities	902,288	898,979
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(618,658)	(581,515)
Contributions in aid of construction	8,537	34,910
Allowance for borrowed funds used during construction	(11,039)	(10,861)
Proceeds from nuclear decommissioning trust sales	269,276	363,944
Investment in nuclear decommissioning trust	(282,212)	(376,881)
Other	339	(1,561)
Net cash flow used for investing activities	(633,757)	(571,964)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	574,126	136,307
Short-term borrowings — net	(133,975)	(92,175)
Repayment of long-term debt	(503,583)	(72,777)
Dividends paid on common stock	(187,800)	(179,600)
Noncontrolling interests	(15,869)	(9,197)
Net cash flow used for financing activities	(267,101)	(217,442)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,430	109,573
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,725	3,499
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,155	$113,072
Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Income taxes, net of refunds	$(119,440)	$3,412
Interest, net of amounts capitalized	$142,364	$138,626
Significant non-cash investing and financing activities:
Accrued capital expenditures	$24,135	$11,377

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

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-1. Changes in Equity

The following tables show APS’s changes in shareholder equity and changes in equity of noncontrolling interests for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Shareholder Equity	Noncontrolling Interests	Total	Shareholder Equity	Noncontrolling Interests	Total
Beginning balance, July 1	$4,342,093	$147,972	$4,490,065	$4,142,726	$137,070	$4,279,796
Net income	251,047	4,125	255,172	234,954	8,555	243,509
OCI	6,584	—	6,584	15,116	—	15,116
Total comprehensive income	257,631	4,125	261,756	250,070	8,555	258,625
Dividends on common stock	(100)	—	(100)	—	—	—
Other	—	—	—	1	(1)	—
Ending balance, September 30	$4,599,624	$152,097	$4,751,721	$4,392,797	$145,624	$4,538,421

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Shareholder Equity	Noncontrolling Interests	Total	Shareholder Equity	Noncontrolling Interests	Total
Beginning balance, January 1	$4,308,884	$145,990	$4,454,874	$4,093,000	$129,483	$4,222,483
Net income	405,484	21,976	427,460	394,945	25,338	420,283
OCI	10,556	—	10,556	24,659	—	24,659
Total comprehensive income	416,040	21,976	438,016	419,604	25,338	444,942
Dividends on common stock	(125,300)	—	(125,300)	(119,800)	—	(119,800)
Net capital activities by noncontrolling interests	—	(15,869)	(15,869)	—	(9,197)	(9,197)
Other	—	—	—	(7)	—	(7)
Ending balance, September 30	$4,599,624	$152,097	$4,751,721	$4,392,797	$145,624	$4,538,421

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-2. Other Income and Other Expense

The following table provides detail of APS’s other income and other expense for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Other income:
Interest income	$31	$2	$585	$1,061
Miscellaneous	2,582	719	8,011	1,951
Total other income	$2,613	$721	$8,596	$3,012
Other expense:
Non-operating costs (a)	$(2,298)	$(2,263)	$(7,753)	$(6,868)
Asset dispositions	(98)	(1,203)	(565)	(3,864)
Miscellaneous	(830)	(1,149)	(1,439)	(5,023)
Total other expense	$(3,226)	$(4,615)	$(9,757)	$(15,755)

(a)  As defined by the FERC, includes below-the-line non-operating utility expense (items excluded from utility rate recovery).

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-3. Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30, 2014					Three Months Ended September 30, 2013
	Derivative Instruments		Pension and Other Postretirement Benefits		Total	Derivative Instruments		Pension and Other Postretirement Benefits		Total
Beginning balance, July 1	$(18,370)		$(31,030)		$(49,400)	$(40,320)		$(39,232)		$(79,552)
OCI (loss) before reclassifications	(91)		—		(91)	(145)		—		(145)
Amounts reclassified from accumulated other comprehensive loss	5,940	(a)	735	(b)	6,675	14,310	(a)	951	(b)	15,261
Net current period OCI	5,849		735		6,584	14,165		951		15,116
Ending balance, September 30	$(12,521)		$(30,295)		$(42,816)	$(26,155)		$(38,281)		$(64,436)

(a)   These amounts represent realized gains and losses, are included in the computation of fuel and purchased power costs and are subject to the PSA.  See Note 7.
(b)   These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost.  See Note 4.

	Nine Months Ended September 30, 2014					Nine Months Ended September 30, 2013
	Derivative Instruments		Pension and Other Postretirement Benefits		Total	Derivative Instruments		Pension and Other Postretirement Benefits		Total
Beginning balance, January 1	$(23,059)		$(30,313)		$(53,372)	$(49,592)		$(39,503)		$(89,095)
OCI (loss) before reclassifications	(472)		(2,041)		(2,513)	(247)		(1,630)		(1,877)
Amounts reclassified from accumulated other comprehensive loss	11,010	(a)	2,059	(b)	13,069	23,684	(a)	2,852	(b)	26,536
Net current period OCI	10,538		18		10,556	23,437		1,222		24,659
Ending balance, September 30	$(12,521)		$(30,295)		$(42,816)	$(26,155)		$(38,281)		$(64,436)

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

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Notes that appear in Item 1 of this report.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see “Forward-Looking Statements” at the front of this report and “Risk Factors” in Part 1, Item 1A of the 2013 Form 10-K and in Part II, Item 1A of the 2014 Second Quarter 10-Q.

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

Areas of Business Focus

Operational Performance, Reliability and Recent Developments.

Nuclear. APS operates and is a joint owner of Palo Verde.  The March 2011 earthquake and tsunamis in Japan and the resulting accident at Japan’s Fukushima Daiichi nuclear power station had a significant impact on nuclear power operators worldwide.  In the aftermath of the accident, the NRC conducted an independent assessment to consider actions to address lessons learned from the Fukushima events.  The independent assessment, named the Near Term Task Force, recommended a number of proposed enhancements to U.S. commercial nuclear power plant equipment and emergency plans. The NRC has directed nuclear power plants to implement some of the Near Term Task Force’s recommendations.  Palo Verde expects to spend approximately $120 million for capital enhancements to the plant over the next several years to implement these recommendations (APS’s share is 29.1%).

Coal and Related Environmental Matters and Transactions.  APS is a joint owner of three coal-fired power plants and acts as operating agent for two of the plants.  APS is focused on the impacts on its coal fleet that may result from increased regulation and potential legislation concerning GHG emissions.  On June 2, 2014, EPA proposed a rule to limit carbon dioxide emissions from existing power plants.  EPA expects to finalize the proposal in June 2015.  EPA’s proposal for Arizona would result in a shift in in-state generation from coal to natural gas and renewable generation.  Such a substantial change in APS’s generation portfolio could require additional capital investments and increased operating costs, and thus have a significant financial impact on the Company.  APS continually analyzes its long-range capital management plans to assess the potential effects of these changes, understanding that any resulting regulation and legislation could impact the economic viability of certain plants, as well as the willingness or ability of power plant participants to continue participation in such plants.

Cholla

On September 11, 2014, APS announced that it will close its 260 megawatt Unit 2 at Cholla by April 2016 and stop burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. APS will also ask the ACC to approve the plan contemplated by the proposal. (See Note 3 for details related to the resulting regulatory asset and Note 9 for details of the proposal.) APS believes that the environmental benefits of this proposal are greater in the long term than the benefits that would have resulted from adding the emissions control equipment.

Four Corners

Asset Purchase Agreement and Coal Supply Matters.  On December 30, 2013, APS purchased SCE’s 48% interest in each of Units 4 and 5 of Four Corners.  The final purchase price for the interest was approximately $182 million, subject to certain minor post-closing adjustments.  In connection with APS’s most recent retail rate case with the ACC, the ACC reserved the right to review the prudence of the Four Corners transaction for cost recovery purposes upon the closing of the transaction.  On December 30, 2013, APS filed an application with the ACC to request rate adjustments prior to its next general rate case related to APS’s acquisition of SCE’s interest in Four Corners.  If approved, these would result in an average bill impact to residential customers of approximately 2%.  ACC staff and other intervenors have filed testimony in this matter with the ACC, and APS has filed rebuttal testimony.  Both ACC staff and the Residential Utility Customer Office have proposed adjustments to the return to be applied to the Four Corners investments until APS’s next rate case, which would result in a lower level of recovery than proposed by APS.  Hearings on this matter are completed and we anticipate a decision by the end of 2014.  APS cannot predict the outcome of this matter.

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

On July 12, 2013, APS filed its annual RES implementation plan, covering the 2014-2018 timeframe and requesting a 2014 RES budget of approximately $143 million.  In a final order dated January 7, 2014, the ACC approved the requested budget.  Also in 2013, the ACC conducted a hearing to consider APS’s proposal to establish compliance with distributed energy requirements by tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits.  On February 6, 2014, the ACC established a proceeding to modify the renewable energy rules to establish a process for compliance with the renewable energy requirement that is not based solely on the use of renewable energy credits.  On September 9, 2014, the ACC authorized a rulemaking process to modify the RES rules. The proposed changes would permit the ACC to find that utilities have complied with the distributed energy requirement in light of all available information.

On July 1, 2014, APS filed its 2015 RES implementation plan and proposed a RES budget of approximately $154 million.

The following table summarizes renewable energy sources in APS's renewable portfolio that are in operation and under development as of October 31, 2014.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar (a)	169	20
Purchased Power Agreements:
Solar	310	—
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	6	—
Total Purchased Power Agreements	629	—
Total Distributed Energy: Solar (b)	380	36
Total Renewable Portfolio	1,178	56

(a)         Included in the 169 MW number is 150 MW of solar resources procured through the AZ Sun Program.
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

On April 15, 2014, APS filed an application with the ACC requesting permission to build an additional 20 MW of APS-owned utility scale solar under the program.  In a subsequent filing, APS also offered an alternative proposal to replace the 20 MW of utility scale solar with 20 MW of APS-owned residential solar. This matter is still pending with the ACC and the ACC staff has recommended that it be addressed in our 2015 RES implementation plan.

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

As part of APS’s acquisition of SCE’s interest in Units 4 and 5 of Four Corners, APS and SCE agreed, via a “Transmission Termination Agreement,” that upon closing of the acquisition, the companies would terminate an existing transmission agreement (“Transmission Agreement”) between the parties that provides transmission capacity on a system (the “Arizona Transmission System”) for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination.  APS and SCE negotiated an alternate arrangement under which SCE would assign its 1,555 MW capacity rights over the Arizona Transmission System to third parties, including 300 MW to APS’s marketing and trading group.  However, this alternative arrangement was not approved by FERC.  In late March 2014, APS and SCE filed requests for rehearing with FERC.  Both requests for rehearing were denied on August 14, 2014. Although APS and SCE continue to evaluate potential paths forward, it is possible that the terms of the Transmission Termination Agreement may again control.  APS believes that the original denial by FERC of rate recovery under the Transmission Termination Agreement constitutes the failure of a condition that relieves APS of its obligations under that agreement.  If APS and SCE were unable to determine a resolution through negotiation, the Transmission Termination Agreement requires that disputes be resolved through arbitration.  APS is unable to predict the outcome of this matter if it proceeds to arbitration.  If the matter proceeds to arbitration and APS is not successful, APS may be required to record a charge to its results of operations.

Deregulation.  On May 9, 2013, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona.  The ACC subsequently opened a docket for this matter and received comments from a number of interested parties on the considerations involved in establishing retail electric deregulation in the state.  One of these considerations is whether various aspects of a deregulated market, including setting utility rates on a “market” basis, would be consistent with the requirements of the Arizona Constitution.  On September 11, 2013, after receiving legal advice from the ACC staff, the ACC voted 4-1 to close the current docket and await full Arizona Constitutional authority before any further examination of this matter.  The motion approved by the ACC also included opening one or more new dockets in the future to explore options to offer more rate choices to customers and innovative changes within the existing cost-of-service regulatory model that could include elements of competition.  The ACC opened a new docket on November 4, 2013 to explore technological advances and innovative changes within the electric utility industry.  A series of workshops in this docket were held in 2014 and no future workshops are currently scheduled.

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

On July 22, 2014, the ACC Commissioners voted to reopen the December 2013 net metering decision for the limited purpose of deciding whether to eliminate the requirement that APS file its next rate case in June 2015.  The vote included a request that parties comment in the docket about their thoughts on removing the filing date requirement and on the process for the broader discussion regarding rate design. On August 12, 2014, the ACC Commissioners voted to lift the requirement that APS file its next general rate case by June 2015. On September 29, 2014, the staff of the ACC filed in a new docket a proposal for permitting a utility to request ACC approval of its proposed rate design outside of and before a general rate case. On October 20, 2014, APS and other interested stakeholders filed comments to this proposal. APS supports the concept of considering rate design outside of its  next rate case, but cannot predict whether the ACC will ultimately approve staff’s proposal.

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

Bright Canyon Energy. On July 31, 2014, Pinnacle West announced its creation of a wholly-owned subsidiary, BCE.  BCE will focus on new growth opportunities that leverage the Company’s core expertise in the electric energy industry.  BCE’s first initiative is a 50/50 joint venture with MidAmerican Transmission, LLC.  The joint venture intends to focus on transmission opportunities within the Western Electricity Coordinating Council, excluding the retail service territories of the venture partners’ utility affiliates.  The joint venture intends to bid into California Independent System Operator’s (“CAISO”) competitive solicitation process to design, build and own a new 500 kV transmission line between Arizona and California, the Delaney to Colorado River Transmission Line.  The winner of the bidding process is expected to be announced in 2015.  This transmission line will connect a planned Delaney substation near Palo Verde in Arizona to the existing Colorado River substation located just west of Blythe, California.

Key Financial Drivers

In addition to the continuing impact of the matters described above, many factors influence our financial results and our future financial outlook, including those listed below.  We closely monitor these factors to plan for the Company’s current needs, and to adjust our expectations, financial budgets and forecasts appropriately.

Electric Operating Revenues.  For the years 2011 through 2013, retail electric revenues comprised approximately 93% of our total electric operating revenues.  Our electric operating revenues are affected by customer growth or decline, variations in weather from period to period, customer mix, average usage per customer and the impacts of energy efficiency programs, distributed energy additions, customer conservation, electricity rates and tariffs, the recovery of PSA deferrals and the operation of other recovery mechanisms.

Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.4% for the nine-month period ended September 30, 2014 compared with the prior-year period.  For the three years 2011 through 2013, APS’s customer growth averaged 1.0% per year.  We currently expect annual customer growth to average in the range of 2.0-3.0% for 2015 through 2017 based on our assessment of modestly improving economic conditions, both nationally and in Arizona.  Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, decreased 0.6% for the nine-month period ended September 30, 2014 compared with the prior-year period, reflecting the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, partially offset by improving economic conditions and customer growth.  For the three years 2011 through 2013, APS experienced annual increases in retail electricity sales averaging 0.1%, adjusted to exclude the effects of weather variations.  We currently estimate that annual retail electricity sales in kWh will increase on average in the range of 0.5-1.5% during 2015 through 2017, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A slower recovery of the Arizona economy could further impact these estimates.

Actual sales growth, excluding weather-related variations, may differ from our projections as a result of numerous factors, such as economic conditions, customer growth, usage patterns and energy conservation, impacts of energy efficiency programs and growth in distributed generation, and responses to retail price changes.  Based on past experience, a reasonable range of variation in our actual kWh sales results compared to our projections attributable to such economic factors under normal business conditions can result in increases or decreases in annual net income of up to $10 million.

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

Operations and Maintenance Expenses.  Operations and maintenance expenses are impacted by customer and sales growth, power plant operations, maintenance of utility plant (including generation, transmission, and distribution facilities), inflation, outages, renewable energy and demand side management related expenses (which are typically offset by the same amount of operating revenues) and other factors.  In the 2009 Settlement Agreement, APS committed to operational expense reductions from 2010 through 2014. On September 30, 2014 Pinnacle West announced plan design changes to the other postretirement benefit plan, which required an interim remeasurement of the benefit obligation for the plan. This remeasurement is expected to reduce net periodic benefit costs on a prospective basis. See Note 4. In October 2014, the Society of Actuaries' Retirement Plans Experience Committee issued its final report on mortality tables ("RP-2014 Mortality Tables Report"). These tables may impact the mortality assumptions used to measure our pension and other postretirement liabilities when we remeasure those liabilities at December 31, 2014. We are currently evaluating these new tables and the impacts it may have on our financial statements. In addition, future net periodic benefit costs could also be impacted by changes in actuarial assumptions.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses are impacted by net additions to utility plant and other property (such as new generation, transmission, and distribution facilities), and changes in depreciation and amortization rates.  See “Capital Expenditures” below for information regarding the planned additions to our facilities.  See Note 3 regarding deferral of certain costs related to Four Corners pursuant to an ACC order.

Property Taxes.  Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates.  The average property tax rate in Arizona for APS, which owns essentially all of our property, was 10.7% of the assessed value for 2014 and 10.5% for 2013.  We expect property taxes to increase as we add new generating units and continue with improvements and expansions to our existing generating units, transmission and distribution facilities.  (See Note 3 for property tax deferrals contained in the 2012 Settlement Agreement).

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

Operating Results — Three-month period ended September 30, 2014 compared with three-month period ended September 30, 2013.

Our consolidated net income attributable to common shareholders for the three months ended September 30, 2014 was $244 million, compared with consolidated net income of $226 million for the prior-year period.  The results reflect an increase of approximately $16 million for the regulated electricity segment primarily related to lower operations and maintenance expenses resulting from lower employee benefit costs, partially offset by increased fossil generation costs and lower retail sales due to the effects of weather.

The following table presents net income attributable to common shareholders compared with the prior-year period:

	Three Months Ended September 30,
	2014	2013	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$790	$801	$(11)
Operations and maintenance	(223)	(233)	10
Depreciation and amortization	(104)	(108)	4
Taxes other than income taxes	(41)	(43)	2
All other income and expenses, net	5	—	5
Interest charges, net of allowance for borrowed funds used during construction	(44)	(47)	3
Income taxes	(135)	(133)	(2)
Less income related to noncontrolling interests (Note 6)	(4)	(9)	5
Regulated electricity segment net income	244	228	16
All other	—	(2)	2
Net Income Attributable to Common Shareholders	$244	$226	$18

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $11 million lower for the three months ended September 30, 2014 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Lower demand side management regulatory surcharges, partially offset by higher renewable energy regulatory surcharges and purchased power	$(2)	$6	$(8)
Effects of weather	(8)	(2)	(6)
Lower net fuel and purchased power costs, including higher off-system sales margins and related deferrals	29	27	2
Miscellaneous items, net	2	1	1
Total	$21	$32	$(11)

Operations and maintenance.  Operations and maintenance expenses decreased $10 million for the three months ended September 30, 2014 compared with the prior-year period primarily because of:

•	A decrease of $15 million related to lower employee benefit costs;

•	A decrease of $12 million related to costs for demand-side management, renewable energy and similar regulatory programs, which were largely offset in operating revenues and purchased power;

•
An increase of $13 million in generation costs, primarily related to fossil maintenance costs and an increased ownership share in Four Corners, a portion of which is deferred in depreciation and amortization; and

•	An increase of $4 million related to other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $4 million lower for the three months ended September 30, 2014 compared with the prior-year period primarily related to Four Corners cost deferrals and lower amortization, partially offset by higher plant balances.

All other income and expenses, net.  All other income and expenses, net, increased $5 million for the three months ended September 30, 2014 compared with the prior-year period primarily due to deferred interest expense related to the Four Corners acquisition.

Nine-month period ended September 30, 2014 compared with nine-month period ended September 30, 2013.

Our consolidated net income attributable to common shareholders for the nine months ended September 30, 2014 was $392 million, compared with consolidated net income of $382 million for the prior-year period.  The results reflect an increase of approximately $8 million for the regulated electricity segment primarily due to lower operations and maintenance expenses related to lower employee benefit costs, partially offset by higher fossil generation costs; higher other income; lower depreciation and amortization; and lower income taxes. These positive factors were partially offset by lower retail sales due to the effects of weather, lower retail transmission revenues, and higher property taxes.

The following table presents net income attributable to common shareholders compared with the prior-year period:

	Nine Months Ended September 30,
	2014	2013	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$1,840	$1,893	$(53)
Operations and maintenance	(648)	(686)	38
Depreciation and amortization	(310)	(317)	7
Taxes other than income taxes	(131)	(124)	(7)
All other income and expenses, net	21	8	13
Interest charges, net of allowance for borrowed funds used during construction	(141)	(141)	—
Income taxes	(216)	(223)	7
Less income related to noncontrolling interests (Note 6)	(22)	(25)	3
Regulated electricity segment net income	393	385	8
All other	(1)	(3)	2
Net Income Attributable to Common Shareholders	$392	$382	$10

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $53 million lower for the nine months ended September 30, 2014 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Effects of weather	$(53)	$(18)	$(35)
Higher renewable energy regulatory surcharges and purchased power, offset by lower demand side management regulatory surcharges	4	19	(15)
Lower retail transmission revenues	(8)	—	(8)
Lower retail sales due to changes in customer usage patterns and related pricing, partially offset by customer growth	(10)	(4)	(6)
Net fuel and purchased power costs, including higher off-system sales margins and related deferrals	67	67	—
Lost fixed cost recovery	10	—	10
Miscellaneous items, net	1	—	1
Total	$11	$64	$(53)

Operations and maintenance.  Operations and maintenance expenses decreased $38 million for the nine months ended September 30, 2014 compared with the prior-year period primarily because of:

•	A decrease of $31 million related to lower employee benefit costs;

•	A decrease of $25 million related to costs for demand-side management, renewable energy and similar regulatory programs, which were largely offset in operating revenues and purchased power;

•
An increase of $14 million in generation costs, primarily related to increased ownership interest in Four Corners resulting in increased costs which are deferred in depreciation and amortization, partially offset by fossil maintenance costs; and

•	An increase of $4 million related to miscellaneous other factors.

Depreciation and amortization.  Depreciation and amortization expenses were $7 million lower for the nine months ended September 30, 2014 compared with the prior-year period primarily related to Four Corners cost deferrals and lower amortization, partially offset by higher plant balances.

Taxes other than income taxes.  Taxes other than income taxes were $7 million higher for the nine months ended September 30, 2014 compared with the prior-year period primarily due to higher property tax rates and higher plant balances.

All other income and expenses, net.  All other income and expenses, net, were $13 million higher for the nine months ended September 30, 2014 compared with the prior-year period due to deferred interest expense related to the Four Corners acquisition, an increase in the allowance for equity funds used during construction and other non-operating income.

Income taxes.  Income taxes were $7 million lower for the nine months ended September 30, 2014 compared with the prior-year period primarily due to a lower effective tax rate in the current period.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At September 30, 2014, APS’s common equity ratio, as defined, was 57%.  Its total shareholder equity was approximately $4.6 billion, and total capitalization was approximately $8.1 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $3.2 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 (dollars in millions):

Pinnacle West Consolidated

	Nine Months Ended September 30,		Net
	2014	2013	Change
Net cash flow provided by operating activities	$887	$882	$5
Net cash flow used for investing activities	(634)	(572)	(62)
Net cash flow used for financing activities	(252)	(201)	(51)
Net increase in cash and cash equivalents	$1	$109	$(108)

Arizona Public Service Company

	Nine Months Ended September 30,		Net
	2014	2013	Change
Net cash flow provided by operating activities	$902	$899	$3
Net cash flow used for investing activities	(634)	(572)	(62)
Net cash flow used for financing activities	(267)	(217)	(50)
Net increase in cash and cash equivalents	$1	$110	$(109)

Operating Cash Flows

Nine-month period ended September 30, 2014 compared with nine-month period ended September 30, 2013.  Pinnacle West’s consolidated net cash provided by operating activities was $887 million in 2014 compared to $882 million in 2013, an increase of $5 million in net cash provided.  The increase is primarily related to a $135 million income tax refund received in the first quarter of 2014. The increase is partially offset by $40 million in higher fuel and purchased power costs, a $36 million change in cash collateral posted, $34 million of higher pension contributions in the nine month-period ended September 30, 2014, and other changes in working capital.

Other.  Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 107% funded as of January 1, 2013 and 118% funded as of January 1, 2014, reflecting contributions.  The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments. All contributions made in 2014 have been allocated to the 2013 plan year. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have made voluntary contributions of $175 million to our pension plan in 2014. The minimum contributions for the pension plan total $141 million for the next three years under the Moving Ahead for Progress in the 21st Century Act (zero in 2014, $19 million in 2015 and $122 million in 2016).  We expect to make contributions to the pension plan up to $100 million in 2015 and up to $25 million in 2016.

Investing Cash Flows

Nine-month period ended September 30, 2014 compared with nine-month period ended September 30, 2013.  Pinnacle West’s consolidated net cash used for investing activities was $634 million in 2014, compared to $572 million in 2013, an increase of $62 million in net cash used primarily related to increased capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2014	2015	2016
APS
Generation:
Nuclear Fuel	$71	$78	$87
Renewables	73	60	1
Environmental	25	37	159
New Gas Generation	2	97	235
Other Generation	219	190	204
Distribution	223	328	335
Transmission	170	216	144
Other (a)	81	85	83
Total APS	$864	$1,091	$1,248

(a)         Primarily information systems and facilities projects.

Generation capital expenditures are comprised of various improvements to APS’s existing fossil and nuclear plants.  Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment.  The estimated Renewables expenditures include 20 MW of utility-scale solar projects which were approved by the ACC in the 2014 RES Implementation Plan.  We have not included estimated costs for Cholla’s compliance with the Mercury and Air Toxics Standards or EPA’s regional haze rule since we have challenged the regional haze rule judicially and we have proposed a compromise strategy to EPA, which, if approved, would allow us to avoid expenditures related to environmental control equipment.  The portion of estimated costs through 2016 for installation of pollution control equipment needed to ensure Four Corners’ compliance with EPA’s regional haze rules have been included in the table above.  We are monitoring the status of other environmental matters, which, depending on their final outcome, could require modification to our planned environmental expenditures.

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

Financing Cash Flows and Liquidity

Nine-month period ended September 30, 2014 compared with nine-month period ended September 30, 2013.  Pinnacle West’s consolidated net cash used for financing activities was $252 million in 2014, compared to $201 million in 2013, an increase of $51 million in net cash used.  The increase in net cash used for financing activities is primarily due to $431 million in higher repayments of long-term debt and a $42 million net change in short-term borrowings, partially offset by $438 million in higher issuances of long-term debt (see below).

Significant Financing Activities.  On October 23, 2014, the Pinnacle West Board of Directors declared a dividend of $0.595 per share of common stock, payable on December 1, 2014 to shareholders of record on November 3, 2014. This represents an increase in the indicated annual dividend from $2.27 per share to $2.38 per share.

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

On May 1, 2014, APS purchased a total of $100 million of the Maricopa County, Arizona, Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series A, D and E due 2029 in connection with the mandatory tender provisions for this indebtedness.  On May 14, 2014, APS remarketed all $36 million of the 2009 Series A Bonds, which are classified as long-term debt on our Condensed Consolidated Balance Sheets at September 30, 2014.  We expect to remarket or refinance all $64 million of the 2009 Series D Bonds and 2009 Series E Bonds within the next twelve months, which were classified as current maturities of long-term debt at December 31, 2013.

On May 30, 2014, APS purchased all $38 million of the Navajo County, Arizona, Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series A, due 2034, and on June 1, 2014, APS purchased a total of $64 million of the Navajo 2009 Series B Bonds and 2009 Series C Bonds, in each case, in connection with the mandatory tender provisions for this indebtedness.  On September 23, 2014, APS remarketed all $38 million of the 2009 Series A Bonds, which are classified as long-term debt on our Condensed Consolidated Balance Sheets at September 30, 2014. On October 1, 2014, APS remarketed all $32 million of the 2009 Series C Bonds. We expect to remarket or refinance all $32 million of the 2009 Series B Bonds within the next twelve months.  These bonds were classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at December 31, 2013.

On June 1, 2014, APS remarketed all $13 million of the Coconino County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series A, due 2034.  These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets at September 30, 2014.

On June 18, 2014, APS issued $250 million of 3.35% unsecured senior notes that mature on June 15, 2024.  The net proceeds from the sale were used along with other funds to repay at maturity APS’s $300 million aggregate principal amount of 5.80% senior notes due September 30, 2014.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

On May 9, 2014, Pinnacle West replaced its $200 million revolving credit facility that would have matured in November 2016, with a new $200 million facility that matures in May 2019.  At September 30, 2014, the facility was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At September 30, 2014, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

On May 9, 2014, APS replaced its $500 million revolving credit facility that would have matured in November 2016, with a new $500 million facility that matures in May 2019.

At September 30, 2014, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that matures in April 2018 and the $500 million facility that matures in May 2019 (see above).  APS may increase the amount of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At September 30, 2014, APS had $19 million of commercial paper borrowings and no outstanding borrowings or outstanding letters of credit under these credit facilities.

See “Financial Assurances” in Note 9 for a discussion of APS’s separate outstanding letters of credit.

Other Financing Matters.

See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At September 30, 2014, the ratio was approximately 44% for Pinnacle West and 43% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could “cross-default” other debt.  See further discussion of “cross-default” provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of October 24, 2014 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

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

During the quarter our purchase obligations have increased by about $230 million primarily relating to gas generation projects. The expected payments to be made are $57 million in 2015, $122 million in 2016, $18 million in 2017, and $31 million in 2018.

Other than the items described above, there have been no material changes, as of September 30, 2014, outside the normal course of business in contractual obligations from the information provided in our 2013 Form 10-K. See Note 2 for discussion regarding changes in our long-term debt obligations.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the nine months ended September 30, 2014 and 2013 (dollars in millions):

	Nine Months Ended September 30,
	2014	2013
Mark-to-market of net positions at beginning of year	$(73)	$(122)
Decrease in regulatory asset/liability	—	2
Recognized in OCI:
Mark-to-market losses realized during the period	17	39
Change in valuation techniques	—	—
Mark-to-market of net positions at end of year	$(56)	$(81)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at September 30, 2014 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements,” in Item 8 of our 2013 Form 10-K and Note 12 for more discussion of our valuation methods.

Source of Fair Value	2014	2015	2016	2017	2018	Years thereafter	Total fair value
Observable prices provided by other external sources	$(7)	$(4)	$(5)	$(2)	$—	$—	$(18)
Prices based on unobservable inputs	(14)	(1)	(10)	(5)	(4)	(4)	(38)
Total by maturity	$(21)	$(5)	$(15)	$(7)	$(4)	$(4)	$(56)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 (dollars in millions):

	September 30, 2014 Gain (Loss)		December 31, 2013 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Earnings (a)
Natural gas	$—	$—	$—	$—
Regulatory asset (liability) or OCI (b)
Electricity	4	(4)	6	(6)
Natural gas	32	(32)	26	(26)
Total	$36	$(36)	$32	$(32)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of September 30, 2014.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of September 30, 2014.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.                   LEGAL PROCEEDINGS

See “Environmental Matters” in Item 5 below and in Item 5 of the 2014 Second Quarter 10-Q and “Business of Arizona Public Service Company — Environmental Matters” in Item 1 of the 2013 Form 10-K with regard to pending or threatened litigation and other disputes.

See Note 3 for ACC and FERC-related matters.

See Note 9 for information regarding environmental matters, Superfund-related matters, matters related to a September 2011 power outage and a New Mexico tax matter.

Item 1A.                RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A — Risk Factors in the 2013 Form 10-K, and in Part II, Item 1A of the 2014 Second Quarter 10-Q, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS.  The risks described in the 2013 Form 10-K, and in Part II, Item 1A of the 2014 Second Quarter 10-Q are not the only risks facing Pinnacle West and APS.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about our purchases of our common stock during the third quarter of 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2014	--	--
August 1 - August 31, 2014	1,165	$53.97
September 1 - September 30, 2014	--	--
Total	1,165	$53.97	--	--

(a) Represents shares of common stock withheld by Pinnacle West to satisfy tax withholding obligations upon the vesting of restricted stock.

Item 5.         OTHER INFORMATION

Environmental Matters

Climate Action Plan and Greenhouse Gas Emissions

On October 28, 2014, EPA issued a supplemental rule proposing carbon dioxide emission rates for U.S. territories and areas of Indian country with existing fossil fuel-fired electric generating units (“EGUs”), as well as guidelines for plans to achieve those rates. The supplemental proposal applies to Four Corners and the Navajo Plant, both of which are located on the Navajo Nation. With respect to these two plants, EPA applied the four building blocks described in its June 18, 2014 Clean Air Act Section 111(d) proposal to establish interim and final goals, expressed as CO2 emission rates. If finalized as proposed, it is unlikely the rule would require additional emission reductions as a result of the plants’ past and future actions to comply with the requirements for BART.

Regional Haze Rules — Four Corners BART FIP Challenge

On October 22, 2012, WildEarth Guardians filed a petition for review in the United States Court of Appeals for the Ninth Circuit alleging that EPA violated the Endangered Species Act when it promulgated the final Four Corners BART FIP (see Note 9 for additional discussion of the Regional Haze Rules).  The court granted APS’s motion for leave to intervene as a defendant and subsequently transferred the case to the Tenth Circuit.  On July 23, 2014, the court affirmed EPA’s action and denied WildEarth Guardians’ petition for review, and on September 15, 2014, the Court issued its mandate marking an official end to the case.

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
_________________________________
*Furnished herewith as an Exhibit.

In addition, Pinnacle West and APS hereby incorporate the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit(1)	Date Filed

3.1	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of May 19, 2010	3.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/3/2010

3.2	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/7/2008

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9/29/1993

3.4	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2012

3.5	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K, File Nos. 1-8962 and 1-4473	2/20/2009
_______________________________
(1)  Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated: October 31, 2014	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated: October 31, 2014	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)