Form 10-Q
period 2015-03-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2015-05-01
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

PINNACLE WEST CAPITAL CORPORATION

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

ARIZONA PUBLIC SERVICE COMPANY

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of April 24, 2015: 110,748,842
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of April 24, 2015: 71,264,947

Arizona Public Service Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

This combined Form 10-Q is separately provided by Pinnacle West Capital Corporation ("Pinnacle West") and Arizona Public Service Company ("APS").  Any use of the words "Company," "we," and "our" refer to Pinnacle West.  Each registrant is providing on its own behalf all of the information contained in this Form 10-Q that relates to such registrant and, where required, its subsidiaries.  Except as stated in the preceding sentence, neither registrant is providing any information that does not relate to such registrant, and therefore makes no representation as to any such information.  The information required with respect to each company is set forth within the applicable items.  Item 1 of this report includes Condensed Consolidated Financial Statements of Pinnacle West and Condensed Consolidated Financial Statements of APS.  Item 1 also includes Notes to Pinnacle West’s Condensed Consolidated Financial Statements, the majority of which also relate to APS, and Supplemental Notes, which only relate to APS’s Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as "estimate," "predict," "may," "believe," "plan," "expect," "require," "intend," "assume" and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("2014 Form 10-K") and in Part I, Item 2 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report, these factors include, but are not limited to:

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

•	restrictions on dividends or other provisions in our credit agreements and Arizona Corporation Commission ("ACC") orders.

These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2014 Form 10-K, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

OPERATING REVENUES	$671,219	$686,251

OPERATING EXPENSES
Fuel and purchased power	223,237	249,786
Operations and maintenance	214,944	212,882
Depreciation and amortization	120,949	101,772
Taxes other than income taxes	43,216	45,845
Other expenses	1,189	796
Total	603,535	611,081
OPERATING INCOME	67,684	75,170
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	9,224	7,442
Other income (Note 9)	235	2,367
Other expense (Note 9)	(4,286)	(4,684)
Total	5,173	5,125
INTEREST EXPENSE
Interest charges	48,399	52,969
Allowance for borrowed funds used during construction	(4,216)	(3,770)
Total	44,183	49,199
INCOME BEFORE INCOME TAXES	28,674	31,096
INCOME TAXES	7,947	6,405
NET INCOME	20,727	24,691
Less: Net income attributable to noncontrolling interests (Note 6)	4,605	8,925
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$16,122	$15,766

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	110,916	110,257
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	111,377	110,888

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$0.15	$0.14
Net income attributable to common shareholders — diluted	$0.14	$0.14

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2015	2014

NET INCOME	$20,727	$24,691

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $473 and $599	(800)	(422)
Reclassification of net realized loss, net of tax benefit of $367 and $1,323	1,976	3,116
Pension and other postretirement benefits activity, net of tax expense of $867 and $718	583	457
Total other comprehensive income	1,759	3,151

COMPREHENSIVE INCOME	22,486	27,842
Less: Comprehensive income attributable to noncontrolling interests	4,605	8,925

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$17,881	$18,917

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,664	$7,604
Customer and other receivables	242,457	297,740
Accrued unbilled revenues	94,400	100,533
Allowance for doubtful accounts	(2,560)	(3,094)
Materials and supplies (at average cost)	221,276	218,889
Fossil fuel (at average cost)	44,705	37,097
Deferred income taxes	113,521	122,232
Income tax receivable (Note 5)	3,317	3,098
Assets from risk management activities (Note 7)	13,658	13,785
Deferred fuel and purchased power regulatory asset (Note 3)	—	6,926
Other regulatory assets (Note 3)	147,869	129,808
Other current assets	45,135	38,817
Total current assets	935,442	973,435
INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 7)	18,444	17,620
Nuclear decommissioning trust (Note 12)	727,342	713,866
Other assets	51,449	54,047
Total investments and other assets	797,235	785,533
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	15,551,726	15,543,063
Accumulated depreciation and amortization	(5,452,860)	(5,397,751)
Net	10,098,866	10,145,312
Construction work in progress	841,426	682,807
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	120,287	121,255
Intangible assets, net of accumulated amortization	127,620	119,755
Nuclear fuel, net of accumulated amortization	136,557	125,201
Total property, plant and equipment	11,324,756	11,194,330
DEFERRED DEBITS
Regulatory assets (Note 3)	1,067,830	1,054,087
Assets for other postretirement benefits (Note 4)	156,192	152,290
Other	154,248	153,857
Total deferred debits	1,378,270	1,360,234

TOTAL ASSETS	$14,435,703	$14,313,532

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2015	December 31, 2014
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$271,489	$295,211
Accrued taxes (Note 5)	188,724	140,613
Accrued interest	42,096	52,603
Common dividends payable	—	65,790
Short-term borrowings (Note 2)	44,500	147,400
Current maturities of long-term debt (Note 2)	383,570	383,570
Customer deposits	72,561	72,307
Liabilities from risk management activities (Note 7)	62,303	59,676
Deferred fuel and purchased power regulatory liability (Note 3)	16,359	—
Liabilities for asset retirements (Note 15)	28,918	32,462
Other regulatory liabilities (Note 3)	113,024	130,549
Other current liabilities	150,432	178,962
Total current liabilities	1,373,976	1,559,143
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 2)	3,281,319	3,031,215
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,586,180	2,582,636
Regulatory liabilities (Note 3)	1,070,106	1,051,196
Liabilities for asset retirements (Note 15)	379,263	358,288
Liabilities for pension benefits (Note 4)	412,552	453,736
Liabilities from risk management activities (Note 7)	73,827	50,602
Customer advances	122,259	123,052
Coal mine reclamation	199,218	198,292
Deferred investment tax credit	178,313	178,607
Unrecognized tax benefits (Note 5)	14,196	19,377
Other	191,487	188,286
Total deferred credits and other	5,227,401	5,204,072
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 110,809,492 and 110,649,762 issued at respective dates	2,523,247	2,512,970
Treasury stock at cost; 61,784 and 78,400 shares at respective dates	(2,266)	(3,401)
Total common stock	2,520,981	2,509,569
Retained earnings	1,942,194	1,926,065
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(57,173)	(57,756)
Derivative instruments	(9,209)	(10,385)
Total accumulated other comprehensive loss	(66,382)	(68,141)
Total shareholders’ equity	4,396,793	4,367,493
Noncontrolling interests (Note 6)	156,214	151,609
Total equity	4,553,007	4,519,102

TOTAL LIABILITIES AND EQUITY	$14,435,703	$14,313,532
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,727	$24,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	141,494	122,394
Deferred fuel and purchased power	17,671	31,630
Deferred fuel and purchased power amortization	5,614	8,022
Allowance for equity funds used during construction	(9,224)	(7,442)
Deferred income taxes	6,978	8,810
Deferred investment tax credit	(294)	(247)
Change in derivative instruments fair value	(104)	(13)
Changes in current assets and liabilities:
Customer and other receivables	39,174	25,986
Accrued unbilled revenues	6,133	7,889
Materials, supplies and fossil fuel	(9,995)	(187)
Income tax receivable	(219)	130,870
Other current assets	(9,631)	(10,669)
Accounts payable	(35,673)	(50,990)
Accrued taxes	48,111	48,139
Other current liabilities	(56,747)	(15,864)
Change in margin and collateral accounts — assets	(276)	(290)
Change in margin and collateral accounts — liabilities	(13,420)	(29,075)
Change in other long-term assets	(14,432)	(9,636)
Change in other long-term liabilities	8,261	(34,861)
Net cash flow provided by operating activities	144,148	249,157
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(251,041)	(207,459)
Contributions in aid of construction	27,222	7,736
Allowance for borrowed funds used during construction	(4,216)	(3,770)
Proceeds from nuclear decommissioning trust sales	115,282	103,157
Investment in nuclear decommissioning trust	(119,594)	(107,470)
Other	(470)	(702)
Net cash flow used for investing activities	(232,817)	(208,508)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	250,000	250,000
Short-term borrowings and payments — net	(102,900)	(143,625)
Dividends paid on common stock	(64,061)	(62,520)
Common stock equity issuance	9,690	9,390
Other	—	1
Net cash flow provided by financing activities	92,729	53,246

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,060	93,895

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,604	9,526

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,664	$103,421

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands, except per share amounts)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2014	110,280,703	$2,491,558	(98,944)	$(4,308)	$1,785,273	$(78,053)	$145,990	$4,340,460
Net income					15,766		8,925	24,691
Other comprehensive income						3,151		3,151
Issuance of common stock	108,362	5,927						5,927
Purchase of treasury stock (a)			(82,474)	(4,535)				(4,535)
Stock-based compensation and other			146,590	7,999	8			8,007
Balance, March 31, 2014	110,389,065	$2,497,485	(34,828)	$(844)	$1,801,047	$(74,902)	$154,915	$4,377,701

Balance, January 1, 2015	110,649,762	$2,512,970	(78,400)	$(3,401)	$1,926,065	$(68,141)	$151,609	$4,519,102
Net income					16,122		4,605	20,727
Other comprehensive income						1,759		1,759
Issuance of common stock	159,730	10,277						10,277
Purchase of treasury stock (a)			(93,280)	(6,095)				(6,095)
Stock-based compensation and other			109,896	7,230	7			7,237
Balance, March 31, 2015	110,809,492	$2,523,247	(61,784)	$(2,266)	$1,942,194	$(66,382)	$156,214	$4,553,007
(a)    Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries:  APS, Bright Canyon Energy Corporation ("BCE") and El Dorado Investment Company ("El Dorado").  Intercompany accounts and transactions between the consolidated companies have been eliminated.  The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde Nuclear Generating Station ("Palo Verde") sale leaseback variable interest entities ("VIEs") (see Note 6 for further discussion).  Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Weather conditions cause significant seasonal fluctuations in our revenues; therefore, results for interim periods do not necessarily represent results expected for the year.

Our condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such regulations, although we believe that the disclosures provided are adequate to make the interim information presented not misleading.

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Cash paid (received) during the period for:
Income taxes, net of refunds	$1,832	$(131,078)
Interest, net of amounts capitalized	53,555	49,147
Significant non-cash investing and financing activities:
Accrued capital expenditures	$56,165	$24,908

2.	Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

Pinnacle West

Pinnacle West's $200 million revolving credit facility matures in May 2019.  At March 31, 2015, the facility was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

increase the size of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At March 31, 2015, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

APS

On January 12, 2015, APS issued $250 million of 2.20% unsecured senior notes that mature on January 15, 2020.  The net proceeds from the sale were used to repay commercial paper borrowings and replenish cash used to fund capital expenditures.

At March 31, 2015, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that matures in April 2018 and the $500 million facility that matures in May 2019.  APS may increase the size of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2015, APS had $45 million of commercial paper outstanding and no outstanding borrowings or letters of credit under these credit facilities.

See "Financial Assurances" in Note 8 for a discussion of APS’s separate outstanding letters of credit.

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

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$125	$125	$125	$125
APS	3,540	4,045	3,290	3,714
Total	$3,665	$4,170	$3,415	$3,839

Debt Provisions

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2015, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $4.5 billion, and total capitalization was approximately $8.2 billion.  APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $3.3 billion, assuming APS’s total capitalization remains the same.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Regulatory Matters

Retail Rate Case Filing with the Arizona Corporation Commission

On June 1, 2011, APS filed an application with the ACC for a net retail base rate increase of $95.5 million.  APS requested that the increase become effective July 1, 2012.  The request would have increased the average retail customer bill by approximately 6.6%.  On January 6, 2012, APS and other parties to the general retail rate case entered into an agreement (the "2012 Settlement Agreement") detailing the terms upon which the parties agreed to settle the rate case.  On May 15, 2012, the ACC approved the 2012 Settlement Agreement without material modifications.

Settlement Agreement

The 2012 Settlement Agreement provides for a zero net change in base rates, consisting of:  (1) a non-fuel base rate increase of $116.3 million; (2) a fuel-related base rate decrease of $153.1 million (to be implemented by a change in the base fuel rate for fuel and purchased power costs ("Base Fuel Rate") from $0.03757 to $0.03207 per kilowatt hour ("kWh"); and (3) the transfer of cost recovery for certain renewable energy projects from the Arizona Renewable Energy Standard and Tariff ("RES") surcharge to base rates in an estimated amount of $36.8 million.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of the Four Corners Power Plant ("Four Corners") (APS made its filing under this provision on December 30, 2013, see "Four Corners" below);

•	Implementation of a Lost Fixed Cost Recovery ("LFCR") rate mechanism to support energy efficiency and distributed renewable generation;

•
Modifications to the Environmental Improvement Surcharge ("EIS") to allow for the recovery of carrying costs for capital expenditures associated with government-mandated environmental controls, subject to an existing cents per kWh cap on cost recovery that could produce up to approximately $5 million in revenues annually;

•	Modifications to the Power Supply Adjustor ("PSA"), including the elimination of the 90/10 sharing provision;

•
A limitation on the use of the RES surcharge and the Demand Side Management Adjustor Charge ("DSMAC") to recoup capital expenditures not required under the terms of APS’s 2009 retail rate case settlement agreement (the "2009 Settlement Agreement") discussed below;

•	Allowing a negative credit that existed in the PSA rate to continue until February 2013, rather than being reset on the anticipated July 1, 2012 rate effective date;

•	Modification of the transmission cost adjustor ("TCA") to streamline the process for future transmission-related rate changes; and

•
Implementation of various changes to rate schedules, including the adoption of an experimental "buy-through" rate that could allow certain large commercial and industrial customers to select alternative sources of generation to be supplied by APS.

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

Demand Side Management Adjustor Charge.  The ACC Electric Energy Efficiency Standards require APS to submit a Demand Side Management Implementation Plan ("DSM Plan") for review by and approval of the ACC.

On June 1, 2012, APS filed its 2013 DSM Plan.  In 2013, the standards required APS to achieve cumulative energy savings equal to 5% of its 2012 retail energy sales.  Later in 2012, APS filed a supplement to its plan that included a proposed budget for 2013 of $87.6 million.

On March 11, 2014, the ACC issued an order approving APS’s 2013 DSM Plan.  The ACC approved a budget of $68.9 million for each of 2013 and 2014.  The ACC also approved a Resource Savings Initiative that allows APS to count towards compliance with the ACC Electric Energy Efficiency Standards, savings for improvements to APS’s transmission and delivery system, generation and facilities that have been approved through a DSM Plan.  Consistent with the ACC’s March 11, 2014 order, APS intends to continue its approved DSM programs in 2015. On March 20, 2015, APS filed an application with the ACC requesting a budget of $68.9 million for 2015 and minor modifications to its DSM portfolio going forward, including for the first time three resource savings projects which reflect energy savings on APS's system.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PSA Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$7	$21
Deferred fuel and purchased power costs — current period	(18)	(32)
Amounts charged to customers	(5)	(8)
Ending balance	$(16)	$(19)

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

Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters.  In July 2008, the United States Federal Energy Regulatory Commission ("FERC") approved an Open Access Transmission Tariff for APS to move from fixed rates to a formula rate-setting methodology in order to more accurately reflect and recover the costs that APS incurs in providing transmission services.  A large portion of the rate represents charges for transmission services to serve APS’s retail customers ("Retail Transmission Charges").  In order to recover the Retail Transmission Charges, APS was previously required to file an application with, and obtain approval from, the ACC to reflect changes in Retail Transmission Charges through the TCA.  Under the terms of the 2012 Settlement Agreement, however, an adjustment to rates to recover the Retail Transmission Charges will be made annually each June 1 and will go into effect automatically unless suspended by the ACC.

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

APS filed its first LFCR adjustment on January 15, 2013 and will file for a LFCR adjustment every January thereafter.  On February 12, 2013, the ACC approved a LFCR adjustment of $5.1 million, representing a pro-rated amount for 2012 since the 2012 Settlement Agreement went into effect on July 1, 2012.  APS filed its 2014 annual LFCR adjustment on January 15, 2014, requesting a LFCR adjustment of $25.3 million, effective March 1, 2014.  The ACC approved APS’s LFCR adjustment without change on March 11, 2014, which became effective April 1, 2014. APS filed its 2015 annual LFCR adjustment on January 15, 2015, requesting an LFCR adjustment of $38.5 million, which was approved on March 2, 2015, effective for the first billing cycle of March.

Deregulation

On May 9, 2013, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona.  The ACC subsequently opened a docket for this matter and received comments from a number of interested parties on the considerations involved in establishing retail electric deregulation in the state.  One of these considerations is whether various aspects of a deregulated market, including setting utility rates on a "market" basis, would be consistent with the requirements of the Arizona Constitution.  On September 11, 2013, after receiving legal advice from the ACC staff, the ACC voted 4-1 to close the current docket and await full Arizona Constitutional authority before any further examination of this matter.  The motion approved by the ACC also included opening one or more new dockets in the future to explore options to offer more rate choices to customers and innovative changes within the existing cost-of-service regulatory model that could include elements of competition.  The ACC opened a new docket on November 4, 2013 to explore technological advances and innovative changes within the electric utility industry.  A series of workshops in this docket were held in 2014 and early 2015.

Net Metering

On July 12, 2013, APS filed an application with the ACC proposing a solution to address the cost shift brought by the current net metering rules.  On December 3, 2013, the ACC issued its order on APS’s net metering proposal.  The ACC instituted a charge on customers who install rooftop solar panels after December 31, 2013. The charge of $0.70 per kilowatt became effective on January 1, 2014, and is estimated to collect $4.90 per month from a typical future rooftop solar customer to help pay for their use of the electricity grid.  The fixed charge does not increase APS's revenue because it is credited to the LFCR.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In making its decision, the ACC determined that the current net metering program creates a cost shift, causing non-solar utility customers to pay higher rates to cover the costs of maintaining the electrical grid.  The ACC acknowledged that the $0.70 per kilowatt charge addresses only a portion of the cost shift.  In its December 2013 order, the ACC directed APS to provide quarterly reports on the pace of rooftop solar adoption to assist the ACC in considering further increases.

On April 2, 2015, APS filed an application with the ACC seeking to increase the fixed grid access charge to $3.00 per kilowatt, or approximately $21 per month for a typical new residential solar customer, effective August 1. Customers who installed rooftop solar panels prior to January 1, 2014 would continue to be grandfathered and would not pay a grid access charge, and those who installed panels between January 1, 2014 and the effective date of the requested change would continue paying a charge of $0.70 per kilowatt. Solar customers that take electric service under APS’s demand-based ECT-2 residential rate, an existing rate that includes time-of-use rates with a demand charge, are not subject to the grid access charge.

APS cannot predict the outcome of this filing. The proposed grid access charge adjustment is designed to moderate the cost shift discussed above on an interim basis until the issue is further addressed in APS’s next general rate case or another proceeding.

On September 29, 2014, the staff of the ACC filed in a new docket a proposal for permitting a utility to request ACC approval of its proposed rate design outside of and before a general rate case. On October 20, 2014, APS and other interested stakeholders filed comments to this proposal. No further action has been taken in this docket.

Four Corners

On December 30, 2013, APS purchased Southern California Edison Company's ("SCE’s") 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013. On December 23, 2014, the ACC approved rate adjustments resulting in a revenue increase of $57.1 million on an annual basis.  This includes the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase through its inclusion in rates.  The 2012 Settlement Agreement also provides for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $75 million as of March 31, 2015 and is being amortized in rates over 10 years. On February 23, 2015, the Arizona School Boards Association and the Association of Business Officials filed a notice of appeal in Division 1 of the Arizona Court of Appeals of the ACC decision approving the rate adjustments. APS intends to intervene and actively participate in the proceeding. We cannot predict when or how this appeal will be resolved.

As part of APS’s acquisition of SCE’s interest in Units 4 and 5, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination.  APS and SCE negotiated an alternate arrangement under which SCE would assign its 1,555 MW

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

capacity rights over the Arizona Transmission System to third-parties, including 300 MW to APS’s marketing and trading group.  However, this alternative arrangement was not approved by FERC.  Although APS and SCE continue to evaluate potential paths forward, it is possible that the terms of the Transmission Termination Agreement may again control.  APS believes that the original denial by FERC of rate recovery under the Transmission Termination Agreement constitutes the failure of a condition that relieves APS of its obligations under that agreement.  If APS and SCE are unable to determine a resolution through negotiation, the Transmission Termination Agreement requires that disputes be resolved through arbitration.  APS is unable to predict the outcome of this matter if it proceeds to arbitration.  If the matter proceeds to arbitration and APS is not successful, APS may be required to record a charge to its results of operations.

Cholla

After considering the costs to comply with environmental regulations, on September 11, 2014, APS announced that it will close Unit 2 of the Cholla Power Plant ("Cholla") by April 2016 and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS is currently recovering depreciation and a return on the net book value of the unit in base rates and plans to seek recovery of all of the unit’s retirement-related costs in its next retail rate case. On April 14, 2015, the ACC approved APS's proposed retirement of Cholla Unit 2 in accordance with the ACC's Integrated Resource Planning rules. The ACC expressly stated that this approval does not imply any specific treatment or recommendation for rate making purposes.
If APS closes Cholla Unit 2, APS believes it will be allowed recovery of the remaining net book value of Unit 2 ($127 million as of March 31, 2015), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of Cholla Unit 2, all or a portion of the regulatory asset will be written off and APS’s net income, cash flows, and financial position will be negatively impacted.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in millions):

	Remaining Amortization Period	March 31, 2015		December 31, 2014
		Current	Non-Current	Current	Non-Current
Pension benefits	(a)	$—	$479	$—	$485
Income taxes — allowance for funds used during construction ("AFUDC") equity	2044	5	117	5	118
Deferred fuel and purchased power — mark-to-market (Note 7)	2018	66	72	51	46
Transmission vegetation management	2016	9	2	9	5
Coal reclamation	2026	—	6	—	7
Palo Verde VIEs (Note 6)	2046	—	30	—	35
Deferred compensation	2036	—	36	—	34
Deferred fuel and purchased power (b) (c)	2015	—	—	7	—
Tax expense of Medicare subsidy	2024	2	14	2	14
Loss on reacquired debt	2034	1	16	1	16
Income taxes — investment tax credit basis adjustment	2044	2	46	2	46
Pension and other postretirement benefits deferral	2015	2	—	4	—
Four Corners cost deferral	2024	7	68	7	70
Lost fixed cost recovery (b)	2016	43	—	38	—
Retired power plant costs	2033	10	134	10	136
Deferred property taxes	(d)	—	36	—	30
Other	Various	1	12	2	12
Total regulatory assets (e)		$148	$1,068	$138	$1,054

(a)
This asset represents the future recovery of pension and other postretirement benefit obligations through retail rates.  If these costs are disallowed by the ACC, this regulatory asset would be charged to Other Comprehensive Income ("OCI") and result in lower future revenues.  See Note 4 for further discussion.

(b)	See "Cost Recovery Mechanisms" discussion above.

(c)	Subject to a carrying charge.

(d)	Per the provision of the 2012 Settlement Agreement.

(e)
There are no regulatory assets for which the ACC has allowed recovery of costs, but not allowed a return by exclusion from rate base.  FERC rates are set using a formula rate as described in "Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters."

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in millions):

	Remaining Amortization Period	March 31, 2015		December 31, 2014
		Current	Non-Current	Current	Non-Current
Removal costs	(a)	$37	$264	$31	$273
Asset retirement obligations	2044	—	302	—	296
Renewable energy standard (b)	2017	25	25	25	23
Income taxes — change in rates	2043	1	71	—	72
Spent nuclear fuel	2047	5	66	5	66
Deferred gains on utility property	2019	2	8	2	8
Income taxes — deferred investment tax credit	2043	3	93	4	93
Deferred fuel and purchased power (b) (c)	2016	16	—	—	—
Demand side management (b)	2017	5	27	31	—
Other postretirement benefits	(d)	32	191	32	199
Other	Various	3	23	1	21
Total regulatory liabilities		$129	$1,070	$131	$1,051

(a)	In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal.

(b)	See "Cost Recovery Mechanisms" discussion above.

(c)	Subject to a carrying charge.

(d)	See Note 4.

4.	Retirement Plans and Other Benefits

Pinnacle West sponsors a qualified defined benefit and account balance pension plan, a non-qualified supplemental excess benefit retirement plan, and an other postretirement benefit plan for the employees of Pinnacle West and our subsidiaries.  Pinnacle West uses a December 31 measurement date for its pension and other postretirement benefit plans.  The market-related value of our plan assets is their fair value at the measurement dates. On September 30, 2014, Pinnacle West announced plan design changes to the other postretirement benefit plan. Because of these plan changes in 2014, the Company is currently in the process of seeking IRS and regulatory approval to move approximately $100 million of the other postretirement benefit trust assets into a new account to pay for active union employee medical costs.

Certain pension and other postretirement benefit costs in excess of amounts recovered in electric retail rates were deferred in 2011 and 2012 as a regulatory asset for future recovery, pursuant to APS’s 2009 retail rate case settlement.  Pursuant to this order, we began amortizing the regulatory asset over three years beginning in July 2012.  We amortized approximately $2 million for the three months ended March 31, 2015 and 2014, respectively. The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged or amortized to the regulatory asset) (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Service cost — benefits earned during the period	$16	$15	$4	$5
Interest cost on benefit obligation	31	32	7	11
Expected return on plan assets	(45)	(40)	(9)	(12)
Amortization of:
Prior service cost	—	—	(10)	—
Net actuarial loss	8	2	2	—
Net periodic benefit cost	$10	$9	$(6)	$4
Portion of cost charged to expense	$6	$5	$(2)	$3

Contributions

We have made voluntary contributions of $60 million to our pension plan in 2015. The minimum contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions totaling up to $300 million for the next three years (up to $100 million each year in 2015, 2016, and 2017).  We expect to make contributions of approximately $1 million in each of the next three years to our other postretirement benefit plans.

5.	Income Taxes

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property.  These final regulations apply to tax years beginning on or after January 1, 2014.  Several of the provisions within the regulations require a tax accounting method change to be filed with the IRS prior to September 15, 2015, resulting in a tax-effected cumulative effect adjustment of approximately $82 million. The anticipated impact of these final regulations were accounted for in the Condensed Consolidated Balance Sheets as of December 31, 2014.

Net income associated with the Palo Verde sale leaseback variable interest entities is not subject to tax (see Note 6).  As a result, there is no income tax expense associated with the VIEs recorded on the Condensed Consolidated Statements of Income.

As of March 31, 2015, the tax year ended December 31, 2011 and all subsequent tax years remain subject to examination by the IRS.  With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2009.

6.	Palo Verde Sale Leaseback Variable Interest Entities

In 1986, APS entered into agreements with three separate VIE lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities. These lease agreements include fixed rate renewal periods. On July 7, 2014, APS notified the lessor trust entities of APS's intent to exercise the fixed rate lease renewal options. The length of the renewal options will result in APS retaining the assets through 2023 under one lease and 2033 under the other two leases. APS will be required to make payments relating to these leases of approximately $49 million in 2015, $23 million annually for the period 2016 through

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2023, and $16 million annually for the period 2024 through 2033. At the end of the lease renewal periods, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to 2 years, or return the assets to the lessors.

The fixed rate renewal periods give APS the ability to utilize the assets for a significant portion of the assets’ economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance.  Predominately due to the fixed rate renewal periods, APS has been deemed the primary beneficiary of these VIEs and therefore consolidates the VIEs.

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation and interest expense, resulting in an increase in net income for the three months ended March 31, 2015 of $5 million and for the three months ended March 31, 2014 of $9 million, entirely attributable to the noncontrolling interests. The income attributable to the noncontrolling interests decreased because of lower rent income resulting from the July 7, 2014 lease extensions.

In accordance with the regulatory treatment, higher depreciation expense and a regulatory liability were recorded in consolidation to offset the decrease in the noncontrolling interests’ share of net income. Accordingly, income attributable to Pinnacle West shareholders was not impacted by the consolidation or the lease extensions. Consolidation of these VIEs also results in changes to our Condensed Consolidated Statements of Cash Flows, but does not impact net cash flows.

Our Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 include the following amounts relating to the VIEs (in millions):

	March 31, 2015	December 31, 2014
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$120	$121
Current maturities of long-term debt	13	13
Equity — Noncontrolling interests	156	152

Assets of the VIEs are restricted and may only be used to settle the VIEs’ debt obligations and for payment to the noncontrolling interest holders.  Other than the VIEs’ assets reported on our consolidated financial statements, the creditors of the VIEs have no other recourse to the assets of APS or Pinnacle West, except in certain circumstances such as a default by APS under the lease.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the United States Nuclear Regulatory Commission ("NRC") issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants, assume the VIEs’ debt, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event had occurred as of March 31, 2015, APS would have been required to pay the noncontrolling equity participants approximately $123 million and assume $13 million of debt.  Since APS consolidates these VIEs, the debt APS would be required to assume is already reflected in our Condensed Consolidated Balance Sheets.

For regulatory ratemaking purposes, the agreements continue to be treated as operating leases and, as a result, we have recorded a regulatory asset relating to the arrangements.

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

Our derivative instruments, excluding those qualifying for a scope exception, are recorded on the balance sheet as an asset or liability and are measured at fair value.  See Note 11 for a discussion of fair value measurements.  Derivative instruments may qualify for the normal purchases and normal sales scope exception if they require physical delivery and the quantities represent those transacted in the normal course of business.  Derivative instruments qualifying for the normal purchases and sales scope exception are accounted for under the accrual method of accounting and excluded from our derivative instrument discussion and disclosures below.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2015, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	4,186	GWh
Gas	157	Billion cubic feet

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Financial Statement Location	Three Months Ended March 31,
Commodity Contracts		2015	2014
Gain (loss) recognized in OCI on derivative instruments (effective portion)	OCI — derivative instruments	$(327)	$177
Loss reclassified from accumulated OCI into income (effective portion realized) (a)	Fuel and purchased power (b)	(2,343)	(4,439)

(a)	During the three months ended March 31, 2015 and 2014, we had no amounts reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)	Amounts are before the effect of PSA deferrals.

During the next twelve months, we estimate that a net loss of $5 million before income taxes will be reclassified from accumulated OCI as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, substantially all of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Financial Statement Location	Three Months Ended March 31,
Commodity Contracts		2015	2014
Net loss recognized in income	Operating revenues (a)	$(48)	$(92)
Net gain (loss) recognized in income	Fuel and purchased power (a)	(44,803)	18,107
Total		$(44,851)	$18,015

(a)	Amounts are before the effect of PSA deferrals.

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

The significant majority of our derivative instruments are not currently designated as hedging instruments.  The Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, each include gross liabilities of $4 million of derivative instruments designated as hedging instruments.

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of March 31, 2015 and December 31, 2014.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015: (Dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current assets	$26,414	$(13,382)	$13,032	$626	$13,658
Investments and other assets	23,035	(4,591)	18,444	—	18,444
Total assets	49,449	(17,973)	31,476	626	32,102

Current liabilities	(97,349)	42,069	(55,280)	(7,023)	(62,303)
Deferred credits and other	(106,631)	32,804	(73,827)	—	(73,827)
Total liabilities	(203,980)	74,873	(129,107)	(7,023)	(136,130)
Total	$(154,531)	$56,900	$(97,631)	$(6,397)	$(104,028)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	Includes cash collateral provided to counterparties of $56,900.

(c)
Represents cash collateral and margin that is not subject to offsetting.  Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $7,023 and cash margin provided to counterparties of $626.

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

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties.  We have risk management contracts with many counterparties, including one counterparty for which our exposure represents approximately 94% of Pinnacle West’s $32 million of risk management assets as of March 31, 2015.  This exposure relates to a long-term traditional wholesale contract with a counterparty that has a high credit quality.  Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties’ debt is rated as investment grade by the credit

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period.  Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at March 31, 2015 (dollars in millions):

March 31, 2015
Aggregate fair value of derivative instruments in a net liability position	$204
Cash collateral posted	57
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	104

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $166 million if our debt credit ratings were to fall below investment grade.

8.	Commitments and Contingencies

Palo Verde Nuclear Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a breach of contract lawsuit against the United States Department of Energy ("DOE") in the United States Court of Federal Claims ("Court of Federal Claims").  The lawsuit seeks to recover damages incurred due to DOE’s breach of the Contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste ("Standard Contract") for failing to accept Palo Verde spent nuclear fuel and high level waste from January 1, 2007 through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act.  On August 18, 2014, APS and DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment of $57.4 million by DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. APS’s share of this

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amount is $16.7 million. Amounts recovered in the lawsuit and settlement were recorded as adjustments to a regulatory liability and had no impact on income. In addition, the settlement agreement provides APS with a method for submitting claims and getting recovery for costs incurred through 2016.

On March 11, 2015, the DOE notified APS that it had approved APS’s claim for damages incurred due to DOE’s breach of the Standard Contract for the period July 1, 2011 through June 30, 2014. The claim for this period was the first claim made pursuant to the terms of the August 18, 2014 settlement agreement. The amount claimed was $42.0 million; APS’s share of this amount is $12.2 million. The settlement payment will be received in the second quarter of 2015. APS’s $12.2 million share will be recorded as an adjustment to a regulatory liability and will have no impact on income.

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act ("Price-Anderson Act"), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident up to $13.6 billion per occurrence.  Palo Verde maintains the maximum available nuclear liability insurance in the amount of $375 million, which is provided by American Nuclear Insurers ("ANI").  The remaining balance of $13.2 billion of liability coverage is provided through a mandatory industry-wide retrospective assessment program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be assessed retrospective premium adjustments.  The maximum retrospective premium assessment per reactor under the program for each nuclear liability incident is approximately $127.3 million, subject to an annual limit of $19 million per incident, to be periodically adjusted for inflation.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum potential retrospective premium assessment per incident for all three units is approximately $111 million, with a maximum annual retrospective premium assessment of approximately $16.5 million.

The Palo Verde participants maintain "all risk" (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination.  APS has also secured insurance against portions of any increased cost of replacement generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited ("NEIL").  APS is subject to retrospective premium assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds.  The maximum amount APS could incur under the current NEIL policies totals approximately $23 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $62 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

Contractual Obligations

There have been no material changes outside the normal course of business in contractual obligations from the information provided in our 2014 Form 10-K.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Superfund-Related Matters

The Comprehensive Environmental Response Compensation and Liability Act ("Superfund") establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties ("PRPs").  PRPs may be strictly, and often are jointly and severally, liable for clean-up.  On September 3, 2003, the United States Environmental Protection Agency ("EPA") advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 ("OU3") in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study work plan.  We estimate that our costs related to this investigation and study will be approximately $2 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

On August 6, 2013, the Roosevelt Irrigation District ("RID") filed a lawsuit in Arizona District Court against APS and 24 other defendants, alleging that RID’s groundwater wells were contaminated by the release of hazardous substances from facilities owned or operated by the defendants.  The lawsuit also alleges that, under Superfund laws, the defendants are jointly and severally liable to RID.  The allegations against APS arise out of APS’s current and former ownership of facilities in and around OU3.  As part of a state governmental investigation into groundwater contamination in this area, on January 25, 2015, the Arizona Department of Environmental Quality ("ADEQ") sent a letter to APS seeking information concerning the degree to which, if any, APS’s current and former ownership of these facilities may have contributed to groundwater contamination in this area.  We are unable to predict the outcome of these matters; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

Southwest Power Outage

On September 8, 2011 at approximately 3:30 PM, a 500 kilovolt ("kV") transmission line running between the Hassayampa and North Gila substations in southwestern Arizona tripped out of service due to a fault that occurred at a switchyard operated by APS.  Approximately ten minutes after the transmission line went off-line, generation and transmission resources for the Yuma area were lost, resulting in approximately 69,700 APS customers losing service.

On September 6, 2013, a purported consumer class action complaint was filed in Federal District Court in San Diego, California, naming APS and Pinnacle West as defendants and seeking damages for loss of perishable inventory and sales as a result of interruption of electrical service.  APS and Pinnacle West filed a motion to dismiss, which the court granted on December 9, 2013.  On January 13, 2014, the plaintiffs appealed the lower court’s decision.  The appeal is now fully briefed and pending before the United States Court of Appeals for the Ninth Circuit.  We are unable to predict the outcome of this matter.

Clean Air Act Citizen Lawsuit

On October 4, 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners participants alleging violations of the New Source Review ("NSR") provisions of the Clean Air Act.  Subsequent to filing its original Complaint, on January 6, 2012, Earthjustice filed a First Amended Complaint

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

adding claims for violations of the Clean Air Act’s New Source Performance Standards ("NSPS") program.  Among other things, the environmental plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required NSR permits and complies with the NSPS.  The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project.  On April 2, 2012, APS and the other Four Corners participants filed motions to dismiss.  The case is being held in abeyance while the parties seek to negotiate a settlement.  On March 30, 2013, upon joint motion of the parties, the court issued an order deeming the motions to dismiss withdrawn without prejudice during pendency of the stay.  At such time as the stay is lifted, APS and the other Four Corners participants may reinstate their motions to dismiss.  We do not expect the outcome of this matter to have a material impact on our financial position, results of operations or cash flows.

Environmental Matters

APS is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions, water quality, wastewater discharges, solid waste, hazardous waste, and coal combustion residuals ("CCRs").  These laws and regulations can change from time to time, imposing new obligations on APS resulting in increased capital, operating, and other costs.  Associated capital expenditures or operating costs could be material.  APS intends to seek recovery of any such environmental compliance costs through our rates, but cannot predict whether it will obtain such recovery.  The following proposed and final rules involve material compliance costs to APS.

Regional Haze Rules.  APS has received the final rulemaking imposing new requirements on Four Corners, Cholla and the Navajo Generating Station ("Navajo Plant").  EPA and ADEQ will require these plants to install pollution control equipment that constitutes the "best available retrofit technology" ("BART") to lessen the impacts of emissions on visibility surrounding the plants.

Four Corners. Based on EPA’s final standards, APS estimates that its 63% share of the cost of these controls for Four Corners Units 4 and 5 would be approximately $400 million.  In addition, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso's 7% interest in Four Corners Units 4 and 5. The cost of the controls related to the 7% interest is approximately $45 million.

Navajo Plant. APS estimates that its share of costs for upgrades at the Navajo Plant, based on EPA’s Federal Implementation Plan ("FIP"), could be up to approximately $200 million.  In October 2014, a coalition of environmental groups, an Indian tribe and others filed petitions for review in the United States Court of Appeals for the Ninth Circuit asking the Court to review EPA's final BART rule for the Navajo Plant. We cannot predict the outcome of this review process.

Cholla. APS believes that EPA’s final rule as it applies to Cholla, which would require installation of selective catalytic reduction ("SCR") controls with a cost to APS of approximately $200 million, is unsupported and that EPA had no basis for disapproving Arizona’s State Implementation Plan ("SIP") and promulgating a FIP that is inconsistent with the state’s considered BART determinations under the regional haze program.  Accordingly, on February 1, 2013, APS filed a Petition for Review of the final BART rule in the United States Court of Appeals for the Ninth Circuit.  Briefing in the case was completed in February 2014. In September 2014, APS met with EPA to propose a compromise BART strategy wherein, pending certain regulatory approvals, APS would permanently close Cholla Unit 2 by April 2016 and cease burning coal at Units 1 and 3 by the mid-2020s. (See Note 3 for details related to the resulting regulatory asset.) APS made the proposal with the understanding that additional emission control equipment is unlikely to be required in the future because retiring and converting the units as contemplated in the proposal is more cost effective than, and

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

will result in increased visibility improvement over, the current BART requirements for NOx imposed on the Cholla units under EPA's BART FIP. Because APS’s proposal involves state and federal rule-making processes, APS is unable to predict when or whether it may ultimately be approved. In light of these ongoing administrative proceedings, on February 19, 2015, APS, PacifiCorp (owner of Cholla Unit 4), and EPA jointly moved the court to sever and hold in abeyance those claims in the litigation pertaining to Cholla pending regulatory actions by the state and EPA. The court granted the parties' unopposed motion on February 20, 2015.

Mercury and Air Toxic Standards.  In 2011, EPA issued rules establishing maximum achievable control technology standards to regulate emissions of mercury and other hazardous air pollutants from fossil-fired plants.  APS estimates that the cost for the remaining equipment necessary to meet these standards is approximately $130 million for Cholla, which would be avoided if EPA approves APS's compromise proposal discussed above. No additional equipment is needed for Four Corners Units 4 and 5 to comply with these rules.  Salt River Project Agricultural Improvement and Power District ("SRP"), the operating agent for the Navajo Plant, is still evaluating compliance options under the rules.

Coal Combustion Waste. On December 19, 2014, EPA issued its final regulations governing the handling and disposal of CCR, such as fly ash and bottom ash. The rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act ("RCRA") and establishes national minimum criteria for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and Internet posting requirements. The rule generally requires any existing unlined CCR surface impoundment that is contaminating groundwater above a regulated constituent’s groundwater protection standard to stop receiving CCR and either retrofit or close, and further requires the closure of any CCR landfill or surface impoundment that cannot meet the applicable performance criteria for location restrictions or structural integrity.
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
APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $15 million, and its share of incremental costs for Cholla is approximately $85 million. The Navajo Plant currently disposes of CCR in a dry landfill storage area. APS estimates that its share of incremental costs to comply with the CCR rule for the Navajo Plant is approximately $1 million.

Other future environmental rules that could involve material compliance costs include those related to effluent limitations, the ozone national ambient air quality standard, greenhouse gas ("GHG") emissions (such as the EPA’s proposed "Clean Power Plan" rule), and other rules or matters involving the Clean Air Act, Clean Water Act, Endangered Species Act, the Navajo Nation, and water supplies for our power plants.  The financial impact of complying with these and other future environmental rules could jeopardize the economic viability of our coal plants or the willingness or ability of power plant participants to fund any required equipment upgrades or continue their participation in these plants.  The economics of continuing to own certain resources, particularly our coal plants, may deteriorate, warranting early retirement of those plants, which may result in asset impairments.  APS would seek recovery in rates for the book value of any remaining investments in the

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

plants as well as other costs related to early retirement, but cannot predict whether it would obtain such recovery.

 New Mexico Tax Matter

On May 23, 2013, the New Mexico Taxation and Revenue Department issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30 million related to coal supplied under the coal supply agreement for Four Corners (the "Assessment").  APS’s share of the Assessment is approximately $12 million.  For procedural reasons, on behalf of the Four Corners co-owners, including APS, the coal supplier made a partial payment of the Assessment and immediately filed a refund claim with respect to that partial payment in August 2013.  The New Mexico Taxation and Revenue Department denied the refund claim.  On December 19, 2013, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, filed a complaint with the New Mexico District Court contesting both the validity of the Assessment and the refund claim denial.  We cannot predict the timing or outcome of this litigation; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

Financial Assurances

APS has entered into various agreements that require letters of credit for financial assurance purposes.  At March 31, 2015, approximately $109 million of letters of credit were outstanding to support existing pollution control bonds of a similar amount.  The letters of credit are available to fund the payment of principal and interest of such debt obligations.  One of these letters of credit expires in 2015, two expire in 2016, and one expires in 2017.  APS has also entered into letters of credit to support certain equity participants in the Palo Verde sale leaseback transactions (see Note 6 for further details on the Palo Verde sale leaseback transactions).  These letters of credit will expire on December 31, 2015, and totaled approximately $20 million at March 31, 2015.  Additionally, APS has issued a letter of credit to support collateral obligations under a natural gas tolling contract entered into with a third party.  At March 31, 2015, that letter of credit totaled $5 million and will expire in 2015.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at March 31, 2015.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Other Income and Other Expense

The following table provides detail of other income and other expense for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Other income:
Interest income	$110	$251
Miscellaneous	125	2,116
Total other income	$235	$2,367
Other expense:
Non-operating costs	$(2,249)	$(2,372)
Investment losses — net	(495)	(140)
Miscellaneous	(1,542)	(2,172)
Total other expense	$(4,286)	$(4,684)

10.	Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income attributable to common shareholders	$16,122	$15,766
Weighted average common shares outstanding — basic	110,916	110,257
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	461	631
Weighted average common shares outstanding — diluted	111,377	110,888
Earnings per average common share attributable to common shareholders — basic	$0.15	$0.14
Earnings per average common share attributable to common shareholders — diluted	$0.14	$0.14

11.	Fair Value Measurements

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

Recurring Fair Value Measurements

We apply recurring fair value measurements to certain cash equivalents, derivative instruments, investments held in our nuclear decommissioning trust and plan assets held in our retirement and other benefit plans.  See Note 7 in the 2014 Form 10-K for the fair value discussion of plan assets held in our retirement and other benefit plans.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Investments Held in our Nuclear Decommissioning Trust

The nuclear decommissioning trust invests in fixed income securities and equity securities.  Equity securities are held indirectly through commingled funds.  The commingled funds are valued based on the concept of Net Asset Value ("NAV"), which is a value primarily derived from the quoted active market prices of the underlying equity securities.  We may transact in these commingled funds on a semi-monthly basis at the NAV, and accordingly classify these investments as Level 2.  The commingled funds, which are similar to mutual funds, are maintained by a bank and hold investments in accordance with the stated objective of tracking the performance of the S&P 500 Index.  Because the commingled fund shares are offered to a limited group of investors, they are not considered to be traded in an active market.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We price securities using information provided by our trustee for our nuclear decommissioning trust assets.  Our trustee uses pricing services that utilize the valuation methodologies described to determine fair market value.  We have internal control procedures designed to ensure this information is consistent with fair value accounting guidance.  These procedures include assessing valuations using an independent pricing source, verifying that pricing can be supported by actual recent market transactions, assessing hierarchy classifications, comparing investment returns with benchmarks, and obtaining and reviewing independent audit reports on the trustee’s internal operating controls and valuation processes.  See Note 12 for additional discussion about our nuclear decommissioning trust.

Fair Value Tables

The following table presents the fair value at March 31, 2015, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at March 31, 2015
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$16	$33	$(17)	(b)	$32
Nuclear decommissioning trust:
U.S. commingled equity funds	—	313	—	—		313
Fixed income securities:
U.S. Treasury	103	—	—	—		103
Cash and cash equivalent funds	—	10	—	(2)	(c)	8
Corporate debt	—	115	—	—		115
Mortgage-backed securities	—	88	—	—		88
Municipality bonds	—	85	—	—		85
Other	—	15	—	—		15
Subtotal nuclear decommissioning trust	103	626	—	(2)		727
Total	$103	$642	$33	$(19)		$759
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(122)	$(82)	$68	(b)	$(136)

(a)	Primarily consists of heat rate options and other long-dated electricity contracts.

(b)	Represents counterparty netting, margin and collateral (see Note 7).

(c)	Represents nuclear decommissioning trust net pending securities sales and purchases.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value at December 31, 2014, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at March 31, 2015 and December 31, 2014:

	March 31, 2015 Fair Value (millions)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$31	$60	Discounted cash flows	Electricity forward price (per MWh)	$18.88 - $46.54	$30.49
Option Contracts (b)	—	15	Option model	Electricity forward price (per MWh)	$30.24 - $60.45	$41.81
				Natural gas forward price (per MMBtu)	$2.35 - $2.88	$2.83
				Electricity price volatilities	27% - 86%	54%
				Natural gas price volatilities	26% - 43%	32%
Natural Gas:
Forward Contracts (a)	2	7	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.30 - $3.59	$3.01
Total	$33	$82

(a)	Includes swaps and physical and financial contracts.

(b)	Electricity and natural gas price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014 Fair Value (millions)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$30	$56	Discounted cash flows	Electricity forward price (per MWh)	$19.51 - $56.72	$35.27
Option Contracts (b)	—	15	Option model	Electricity forward price (per MWh)	$32.14 - $66.09	$45.83
				Natural gas forward price (per MMBtu)	$3.18 - $3.29	$3.25
				Electricity price volatilities	23% - 63%	41%
				Natural gas price volatilities	23% - 41%	31%
Natural Gas:
Forward Contracts (a)	3	3	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.98 - $4.13	$3.45
Total	$33	$74

(a)	Includes swaps and physical and financial contracts.

(b)	Electricity and natural gas price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

The following table shows the changes in fair value for our risk management activities' assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
Commodity Contracts	2015	2014
Net derivative balance at beginning of period	$(41)	$(49)
Total net gains (losses) realized/unrealized:
Deferred as a regulatory asset or liability	(11)	4
Settlements	—	—
Transfers into Level 3 from Level 2	(1)	(3)
Transfers from Level 3 into Level 2	4	(1)
Net derivative balance at end of period	$(49)	$(49)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—

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

12.	Nuclear Decommissioning Trusts

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets.  See Note 11 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have deferred realized and unrealized gains and losses (including other-than-temporary impairments on investment securities) in other regulatory liabilities.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at March 31, 2015 and December 31, 2014 (dollars in millions):

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
March 31, 2015
Equity securities	$313	$161	$—
Fixed income securities	416	20	(1)
Net payables (a)	(2)	—	—
Total	$727	$181	$(1)

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2014
Equity securities	$310	$159	$—
Fixed income securities	411	17	(1)
Net payables (a)	(7)	—	—
Total	$714	$176	$(1)

(a)	Net payables relate to pending purchases and sales of securities.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended March 31,
	2015	2014
Realized gains	$1	$1
Realized losses	(1)	(2)
Proceeds from the sale of securities (a)	115	103

(a)	Proceeds are reinvested in the trust.

The fair value of fixed income securities, summarized by contractual maturities, at March 31, 2015 is as follows (dollars in millions):

Fair Value
Less than one year	$16
1 year – 5 years	113
5 years – 10 years	118
Greater than 10 years	169
Total	$416

13.	New Accounting Standards

In May 2014, new revenue recognition guidance was issued. This guidance provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The guidance may be adopted using a full retrospective application or a simplified transition method that allows entities to record a cumulative effect adjustment in retained earnings at the date of initial application. As originally issued, the new revenue standard would be effective for us on January 1, 2017; however, the FASB has recently proposed a one year deferral of the effective date, which if finalized will result in the new guidance being effective for us on January 1, 2018. We are currently evaluating this new guidance and the impacts it may have on our financial statements.

In February 2015, new guidance was issued that amends the consolidation accounting guidance. The amendments modify many aspects of the guidance relating to the analysis and consolidation of variable interest entities. These changes include impacts on the following: limited partnerships, fees paid to decision makers, related parties, and the determination of whether an entity qualifies as a variable interest entity. The new guidance is effective for us on January 1, 2016, and may be adopted using either a full retrospective or modified retrospective approach. We are currently evaluating this amended guidance and the impacts it may have on our financial statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31, 2015					Three Months Ended March 31, 2014
	Derivative Instruments		Pension and Other Postretirement Benefits		Total	Derivative Instruments		Pension and Other Postretirement Benefits		Total
Beginning balance, January 1	$(10,385)		$(57,756)		$(68,141)	$(23,058)		$(54,995)		$(78,053)
OCI (loss) before reclassifications	(800)		—		(800)	(422)		—		(422)
Amounts reclassified from accumulated other comprehensive loss	1,976	(a)	583	(b)	2,559	3,116	(a)	457	(b)	3,573
Net current period OCI	1,176		583		1,759	2,694		457		3,151
Ending balance, March 31,	$(9,209)		$(57,173)		$(66,382)	$(20,364)		$(54,538)		$(74,902)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

(b)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 4.

15.	Asset Retirement Obligations

In the first quarter of 2015, an updated decommissioning study was completed for the Four Corners coal-fired plant, which resulted in an increase to the ARO in the amount of $18 million. The following schedule shows the change in our asset retirement obligations for the three months ended March 31, 2015 (dollars in millions):

Asset retirement obligations at January 1, 2015	$391
Changes attributable to:
Accretion expense	6
Settlements	(7)
Estimated cash flow revisions	18
Asset retirement obligations at March 31, 2015	$408

Decommissioning activities for Four Corners Units 1-3 began in January 2014; thus, $29 million of the total asset retirement obligation of $408 million at March 31, 2015, is classified as a current liability on the balance sheet.

In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal.  See detail of regulatory liabilities in Note 3.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2015	2014

ELECTRIC OPERATING REVENUES	$670,668	$685,545

OPERATING EXPENSES
Fuel and purchased power	223,237	249,786
Operations and maintenance	209,947	208,285
Depreciation and amortization	120,926	101,748
Income taxes	12,239	10,478
Taxes other than income taxes	42,986	45,613
Total	609,335	615,910
OPERATING INCOME	61,333	69,635

OTHER INCOME (DEDUCTIONS)
Income taxes	2,151	1,210
Allowance for equity funds used during construction	9,224	7,442
Other income (Note S-1)	639	2,762
Other expense (Note S-1)	(5,354)	(5,056)
Total	6,660	6,358

INTEREST EXPENSE
Interest on long-term debt	45,428	48,896
Interest on short-term borrowings	1,174	1,413
Debt discount, premium and expense	1,134	1,011
Allowance for borrowed funds used during construction	(4,216)	(3,770)
Total	43,520	47,550

NET INCOME	24,473	28,443

Less: Net income attributable to noncontrolling interests (Note 6)	4,605	8,925

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$19,868	$19,518

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2015	2014

NET INCOME	$24,473	$28,443

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $473 and $599	(800)	(421)
Reclassification of net realized loss, net of tax benefit of $367 and $1,323	1,976	3,116
Pension and other postretirement benefits activity, net of tax expense of $769 and $606	681	566
Total other comprehensive income	1,857	3,261

COMPREHENSIVE INCOME	26,330	31,704
Less: Comprehensive income attributable to noncontrolling interests	4,605	8,925

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$21,725	$22,779

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2015	December 31, 2014
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$15,548,474	$15,539,811
Accumulated depreciation and amortization	(5,449,753)	(5,394,650)
Net	10,098,721	10,145,161

Construction work in progress	840,928	682,807
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	120,287	121,255
Intangible assets, net of accumulated amortization	127,465	119,600
Nuclear fuel, net of accumulated amortization	136,557	125,201
Total property, plant and equipment	11,323,958	11,194,024

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 12)	727,342	713,866
Assets from risk management activities (Note 7)	18,444	17,620
Other assets	33,832	33,362
Total investments and other assets	779,618	764,848

CURRENT ASSETS
Cash and cash equivalents	6,083	4,515
Customer and other receivables	238,863	297,712
Accrued unbilled revenues	94,400	100,533
Allowance for doubtful accounts	(2,560)	(3,094)
Materials and supplies (at average cost)	221,276	218,889
Fossil fuel (at average cost)	44,705	37,097
Assets from risk management activities (Note 7)	13,658	13,785
Deferred fuel and purchased power regulatory asset (Note 3)	—	6,926
Other regulatory assets (Note 3)	147,869	129,808
Deferred income taxes	54,789	55,253
Other current assets	44,496	38,693
Total current assets	863,579	900,117

DEFERRED DEBITS
Regulatory assets (Note 3)	1,067,830	1,054,087
Assets for other postretirement benefits (Note 4)	153,156	149,260
Unamortized debt issue costs	25,948	24,642
Other	127,190	128,026
Total deferred debits	1,374,124	1,356,015

TOTAL ASSETS	$14,341,279	$14,215,004

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2015	December 31, 2014
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,379,696
Retained earnings	1,988,587	1,968,718
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(37,267)	(37,948)
Derivative instruments	(9,209)	(10,385)
Total shareholder equity	4,499,969	4,478,243
Noncontrolling interests (Note 6)	156,214	151,609
Total equity	4,656,183	4,629,852
Long-term debt less current maturities (Note 2)	3,156,319	2,906,215
Total capitalization	7,812,502	7,536,067
CURRENT LIABILITIES
Short-term borrowings (Note 2)	44,500	147,400
Current maturities of long-term debt (Note 2)	383,570	383,570
Accounts payable	265,779	289,930
Accrued taxes (Note 5)	190,167	131,110
Accrued interest	41,919	52,358
Common dividends payable	—	65,800
Customer deposits	72,561	72,307
Liabilities from risk management activities (Note 7)	62,303	59,676
Liabilities for asset retirements (Note 15)	28,918	32,462
Deferred fuel and purchased power regulatory liability (Note 3)	16,359	—
Other regulatory liabilities (Note 3)	113,024	130,549
Other current liabilities	130,161	167,302
Total current liabilities	1,349,261	1,532,464
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,573,876	2,571,365
Regulatory liabilities (Note 3)	1,070,106	1,051,196
Liabilities for asset retirements (Note 15)	379,263	358,288
Liabilities for pension benefits (Note 4)	384,215	424,508
Liabilities from risk management activities (Note 7)	73,827	50,602
Customer advances	122,259	123,052
Coal mine reclamation	199,218	198,292
Deferred investment tax credit	178,313	178,607
Unrecognized tax benefits (Note 5)	45,190	45,740
Other	153,249	144,823
Total deferred credits and other	5,179,516	5,146,473
COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$14,341,279	$14,215,004

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,473	$28,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	141,471	122,370
Deferred fuel and purchased power	17,671	31,630
Deferred fuel and purchased power amortization	5,614	8,022
Allowance for equity funds used during construction	(9,224)	(7,442)
Deferred income taxes	2,427	8,696
Deferred investment tax credit	(294)	(247)
Change in derivative instruments fair value	(104)	(13)
Changes in current assets and liabilities:
Customer and other receivables	43,070	25,749
Accrued unbilled revenues	6,133	7,889
Materials, supplies and fossil fuel	(9,995)	(187)
Income tax receivable	—	134,890
Other current assets	(9,116)	(10,807)
Accounts payable	(35,604)	(52,621)
Accrued taxes	59,057	50,580
Other current liabilities	(65,290)	(5,257)
Change in margin and collateral accounts — assets	(276)	(290)
Change in margin and collateral accounts — liabilities	(13,421)	(29,075)
Change in other long-term assets	(17,559)	(10,439)
Change in other long-term liabilities	13,941	(28,083)
Net cash flow provided by operating activities	152,974	273,808
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(250,930)	(207,459)
Contributions in aid of construction	27,222	7,736
Allowance for borrowed funds used during construction	(4,216)	(3,770)
Proceeds from nuclear decommissioning trust sales	115,282	103,157
Investment in nuclear decommissioning trust	(119,594)	(107,470)
Other	(470)	(702)
Net cash flow used for investing activities	(232,706)	(208,508)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	250,000	250,000
Short-term borrowings — net	(102,900)	(153,125)
Dividends paid on common stock	(65,800)	(62,500)
Net cash flow provided by financing activities	81,300	34,375
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,568	99,675
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,515	3,725
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,083	$103,400
Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Income taxes, net of refunds	$184	$(134,323)
Interest, net of amounts capitalized	$52,825	$47,464
Significant non-cash investing and financing activities:
Accrued capital expenditures	$56,165	$24,908

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2014	71,264,947	$178,162	$2,379,696	$1,804,398	$(53,372)	$145,990	$4,454,874
Net income				19,518		8,925	28,443
Other comprehensive income					3,261		3,261
Other				(2)			(2)
Balance, March 31, 2014	71,264,947	$178,162	$2,379,696	$1,823,914	$(50,111)	$154,915	$4,486,576

Balance, January 1, 2015	71,264,947	$178,162	$2,379,696	$1,968,718	$(48,333)	$151,609	$4,629,852
Net income				19,868		4,605	24,473
Other comprehensive income					1,857		1,857
Other				1			1
Balance, March 31, 2015	71,264,947	$178,162	$2,379,696	$1,988,587	$(46,476)	$156,214	$4,656,183

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to APS’s Condensed Consolidated Financial Statements.

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

	Condensed Consolidated Note Reference	APS’s Supplemental Note Reference
Consolidation and Nature of Operations	Note 1	—
Long-Term Debt and Liquidity Matters	Note 2	—
Regulatory Matters	Note 3	—
Retirement Plans and Other Benefits	Note 4	—
Income Taxes	Note 5	—
Palo Verde Sale Leaseback Variable Interest Entities	Note 6	—
Derivative Accounting	Note 7	—
Commitments and Contingencies	Note 8	—
Other Income and Other Expense	Note 9	Note S-1
Earnings Per Share	Note 10	—
Fair Value Measurements	Note 11	—
Nuclear Decommissioning Trusts	Note 12	—
New Accounting Standards	Note 13	—
Changes in Accumulated Other Comprehensive Loss	Note 14	Note S-2
Asset Retirement Obligations	Note 15	—

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-1.	Other Income and Other Expense

The following table provides detail of APS’s other income and other expense for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Other income:
Interest income	$67	$138
Miscellaneous	572	2,624
Total other income	$639	$2,762
Other expense:
Non-operating costs (a)	$(2,517)	$(2,587)
Asset dispositions	(643)	(183)
Miscellaneous	(2,194)	(2,286)
Total other expense	$(5,354)	$(5,056)

(a)  As defined by FERC, includes below-the-line non-operating utility expense (items excluded from utility rate recovery).

S-2.	Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31, 2015					Three Months Ended March 31, 2014
	Derivative Instruments		Pension and Other Postretirement Benefits		Total	Derivative Instruments		Pension and Other Postretirement Benefits		Total
Beginning balance, January 1	$(10,385)		$(37,948)		$(48,333)	$(23,059)		$(30,313)		$(53,372)
OCI (loss) before reclassifications	(800)		—		(800)	(421)		—		(421)
Amounts reclassified from accumulated other comprehensive loss	1,976	(a)	681	(b)	2,657	3,116	(a)	566	(b)	3,682
Net current period OCI	1,176		681		1,857	2,695		566		3,261
Ending balance, March 31,	$(9,209)		$(37,267)		$(46,476)	$(20,364)		$(29,747)		$(50,111)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

(b)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 4.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Notes that appear in Item 1 of this report.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see "Forward-Looking Statements" at the front of this report and "Risk Factors" in Part 1, Item 1A of the 2014 Form 10-K.

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

Areas of Business Focus

Operational Performance, Reliability and Recent Developments.

Nuclear. APS operates and is a joint owner of Palo Verde. The March 2011 earthquake and tsunamis in Japan and the resulting accident at Japan’s Fukushima Daiichi nuclear power station had a significant impact on nuclear power operators worldwide. In the aftermath of the accident, the NRC conducted an independent assessment to consider actions to address lessons learned from the Fukushima events. The independent assessment, named the "Near Term Task Force," recommended a number of proposed enhancements to U.S. commercial nuclear power plant equipment and emergency plans. The NRC has directed nuclear power plants to begin implementing some of the Near Term Task Force’s recommendations. To implement these recommendations, Palo Verde expects to spend approximately $32 million for capital enhancements to the plant through 2016 in addition to the approximate $99 million that has already been spent on capital enhancements as of March 31, 2015 (APS’s share is 29.1%).

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

Cholla

On September 11, 2014, APS announced that it will close its 260 megawatt Unit 2 at Cholla by April 2016 and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2. (See Note 3 for details related to the resulting regulatory asset and Note 8 for details of the proposal.) APS believes that the environmental benefits of this proposal are greater in the long term than the benefits that would have resulted from adding the emissions control equipment.

Four Corners

Asset Purchase Agreement and Coal Supply Matters.  On December 30, 2013, APS purchased SCE’s 48% interest in each of Units 4 and 5 of Four Corners. The final purchase price for the interest was approximately $182 million. In connection with APS’s most recent retail rate case with the ACC, the ACC reserved the right to review the prudence of the Four Corners transaction for cost recovery purposes upon the closing of the transaction. On December 23, 2014, the ACC approved rate adjustments related to APS’s acquisition of SCE’s interest in Four Corners resulting in a revenue increase of $57.1 million on an annual basis. On February 23, 2015, the ACC decision approving the rate adjustments was appealed. APS intends to intervene and actively participate in the proceeding. We cannot predict when or how this appeal will be resolved.

Concurrently with the closing of the SCE transaction, BHP Billiton New Mexico Coal, Inc. ("BHP Billiton"), the parent company of BHP Navajo Coal Company ("BNCC"), the coal supplier and operator of the mine that serves Four Corners, transferred its ownership of BNCC to Navajo Transitional Energy Company, LLC ("NTEC"), a company formed by the Navajo Nation to own the mine and develop other energy projects. BHP Billiton will be retained by NTEC under contract as the mine manager and operator until July 2016. Also occurring concurrently with the closing, the Four Corners’ co-owners executed a long-term agreement for the supply of coal to Four Corners from July 2016, when the current coal supply agreement expires, through 2031 (the "2016 Coal Supply Agreement"). El Paso, a 7% owner in Units 4 and 5 of Four Corners, did not sign the 2016 Coal Supply Agreement. Under the 2016 Coal Supply Agreement, APS has agreed to assume the 7% shortfall obligation. On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. The cash purchase price, which will be subject to certain adjustments at closing, is immaterial in amount, and the purchaser will assume El Paso's reclamation and decommissioning obligations associated with the 7% interest. Completion of the purchase is subject to the receipt of certain regulatory approvals and is expected to occur in July 2016.
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

Lease Extension.  APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041.  The Navajo Nation approved these amendments in March 2011.  The effectiveness of the amendments also requires the approval of the United States Department of the Interior ("DOI"), as does a related federal rights-of-way grant which the Four Corners participants are pursuing.  A federal environmental review is underway as part of the DOI review process.  In March 2014, APS received a draft of the environmental impact statement ("DEIS") in connection with the DOI review process.  As a proponent of the Four Corners Power Plant and the Navajo Mine Energy Project, APS, along with other members of the public, submitted comments on the draft impact statement. APS cannot predict whether these federal approvals will be granted, and, if so, on a timely basis, or whether any conditions that may be attached to them will be acceptable to the owners of Four Corners. On December 19, 2014, APS obtained a PSD permit from EPA allowing APS to install SCR control technology at Four Corners.

Natural Gas.  APS has six natural gas power plants located throughout Arizona, including Ocotillo.  Ocotillo is a 330 MW 4-unit gas plant located in Tempe, Arizona.  In early 2014, APS announced a project to modernize the plant, which involves retiring two older 110 MW steam units, adding five 102 MW combustion turbines and maintaining two existing 55 MW combustion turbines.  In total, this increases the capacity of the site by 290 MW, to 620 MW. During the ACC's Integrated Resource Planning meeting in the fall of 2014, there was clear understanding of the need to replace the existing steam units, but questions were raised on the cost effectiveness of the additional three units.  To address these matters, APS issued a request for proposal ("RFP") in late January 2015 for the incremental capacity, equivalent to 3 of the 5 units. Bids were due in March and have been analyzed by APS. An independent monitor was involved throughout the entire RFP process. The RFP affirmed that APS's bid at the existing Ocotillo site was the most cost effective while it also demonstrated that a target completion date of 2019 was most appropriate (instead of 2018 as originally planned).

Transmission and Delivery.  APS is working closely with regulators to identify and plan for transmission needs that continue to support system reliability, access to markets and renewable energy development.  The capital expenditures table presented in the "Liquidity and Capital Resources" section below includes new APS transmission projects through 2017, along with other transmission costs for upgrades and replacements.  APS is also working to establish and expand smart grid technologies throughout its service territory to provide long-term benefits both to APS and its customers.  APS is strategically deploying a variety of technologies that are intended to allow customers to better monitor their energy use and needs, minimize system outage durations, as well as the number of customers that experience outages, and facilitate greater cost savings to APS through improved reliability and the automation of certain distribution functions, including remote meter reading and remote connects and disconnects.

Renewable Energy.  The ACC approved the RES in 2006.  The renewable energy requirement is 5% of retail electric sales in 2015 and increases annually until it reaches 15% in 2025.  In the 2009 Settlement Agreement, APS agreed to exceed the RES standards, committing to use APS’s best efforts to obtain 1,700 gigawatt-hour ("GWh") of new renewable resources to be in service by year-end 2015, in addition to its 2008 renewable resource commitments.  Taken together, APS’s commitment is currently estimated to be approximately 12% of APS’s estimated retail energy sales by year-end 2015, which is more than double the existing RES target of 5% for that year.  A component of the RES targets development of distributed energy systems (generally speaking, small-scale renewable technologies that are located on customers’ properties).

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

The following table summarizes renewable energy sources in APS's renewable portfolio that are in operation and under development as of May 1, 2015.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar (a)	169	29
Purchased Power Agreements:
Solar	310	—
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	6	—
Total Purchased Power Agreements	629	—
Total Distributed Energy: Solar (b)	409	26
Total Renewable Portfolio	1,207	55

(a)         Included in the 169 MW number is 150 MW of solar resources procured through the AZ Sun Program.
(b)          Distributed generation is produced in DC and is converted to AC for reporting purposes.

APS is developing owned solar resources through the ACC-approved AZ Sun Program.  Under this program to date, APS estimates its investment commitment will be approximately $675 million.  Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the project to the electric grid.

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
Demand Side Management.  In December 2009, Arizona regulators placed an increased focus on energy efficiency and other demand side management programs to encourage customers to conserve energy, while incentivizing utilities to aid in these efforts that ultimately reduce the demand for energy.  The ACC initiated an Energy Efficiency rulemaking, with a proposed Energy Efficiency Standard ("EES") of 22% cumulative annual energy savings by 2020.  The 22% figure represents the cumulative reduction in future energy usage through 2020 attributable to energy efficiency initiatives.  This standard became effective on January 1, 2011.

On June 1, 2012, APS filed its 2013 DSM Plan.  In 2013, the standards required APS to achieve cumulative energy savings equal to 5% of its 2012 retail energy sales.  Later in 2012, APS filed a supplement to its plan that included a proposed budget for 2013 of $87.6 million.

On March 11, 2014, the ACC issued an order approving APS’s 2013 DSM Plan.  The ACC approved a budget of $68.9 million for each of 2013 and 2014.  The ACC also approved a Resource Savings Initiative that allows APS to count towards compliance with the ACC Electric Energy Efficiency Standards, savings for improvements to APS’s transmission and delivery system, generation and facilities that have been approved through a DSM Plan.  Consistent with the ACC’s March 11, 2014 order, APS intends to continue its approved DSM programs in 2015. On March 20, 2015, APS filed an application with the ACC requesting a budget of $68.9 million for 2015 and minor modifications to its DSM portfolio going forward, including for the first time three resource savings projects which reflect energy savings on APS's system.

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

As part of APS’s acquisition of SCE’s interest in Units 4 and 5 of Four Corners, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination.  APS and SCE negotiated an alternate arrangement under which SCE would assign its 1,555 MW capacity rights over the Arizona Transmission System to third parties, including 300 MW to APS’s marketing and trading group.  However, this alternative arrangement was not approved by FERC.  Although APS and SCE continue to evaluate potential paths forward, it is possible that the terms of the Transmission Termination Agreement may again control.  APS believes that the original denial by FERC of rate recovery under the Transmission Termination Agreement constitutes the failure of a condition that relieves

APS of its obligations under that agreement.  If APS and SCE are unable to determine a resolution through negotiation, the Transmission Termination Agreement requires that disputes be resolved through arbitration.  APS is unable to predict the outcome of this matter if it proceeds to arbitration.  If the matter proceeds to arbitration and APS is not successful, APS may be required to record a charge to its results of operations.

Deregulation.  On May 9, 2013, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona.  The ACC subsequently opened a docket for this matter and received comments from a number of interested parties on the considerations involved in establishing retail electric deregulation in the state.  One of these considerations is whether various aspects of a deregulated market, including setting utility rates on a "market" basis, would be consistent with the requirements of the Arizona Constitution.  On September 11, 2013, after receiving legal advice from the ACC staff, the ACC voted 4-1 to close the current docket and await full Arizona Constitutional authority before any further examination of this matter.  The motion approved by the ACC also included opening one or more new dockets in the future to explore options to offer more rate choices to customers and innovative changes within the existing cost-of-service regulatory model that could include elements of competition.  The ACC opened a new docket on November 4, 2013, to explore technological advances and innovative changes within the electric utility industry.  A series of workshops in this docket were held in 2014 and early 2015.

Net Metering.  On July 12, 2013, APS filed an application with the ACC proposing a solution to address the cost shift brought by the current net metering rules.  On December 3, 2013, the ACC issued its order on APS’s net metering proposal.  The ACC instituted a charge on customers who install rooftop solar panels after December 31, 2013.  The charge of $0.70 per kilowatt became effective on January 1, 2014, and is estimated to collect $4.90 per month from a typical future rooftop solar customer to help pay for their use of the electricity grid.  The fixed charge does not increase APS's revenue because it is credited to the LFCR.

In making its decision, the ACC determined that the current net metering program creates a cost shift, causing non-solar utility customers to pay higher rates to cover the costs of maintaining the electrical grid.  The ACC acknowledged that the $0.70 per kilowatt charge addresses only a portion of the cost shift.  In its December 2013 order, the ACC directed APS to provide quarterly reports on the pace of rooftop solar adoption to assist the ACC in considering further increases.

On April 2, 2015, APS filed an application with the ACC seeking to increase the fixed grid access charge to $3.00 per kilowatt, or approximately $21 per month for a typical new residential solar customer, effective August 1. Customers who installed rooftop solar panels prior to January 1, 2014 would continue to be grandfathered and would not pay a grid access charge, and those who installed panels between January 1, 2014 and the effective date of the requested change would continue paying a charge of $0.70 per kilowatt. Solar customers that take electric service under APS’s demand-based ECT-2 residential rate, an existing rate that includes time-of-use rates with a demand charge, are not subject to the grid access charge.

APS cannot predict the outcome of this filing. The proposed grid access charge adjustment is designed to moderate the cost shift discussed above on an interim basis until the issue is further addressed in APS’s next general rate case or another proceeding.

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

Other Subsidiaries.

Bright Canyon Energy. On July 31, 2014, Pinnacle West announced its creation of a wholly-owned subsidiary, BCE.  BCE will focus on new growth opportunities that leverage the Company’s core expertise in the electric energy industry.  BCE’s first initiative is a 50/50 joint venture with BHE U.S. Transmission LLC, formerly MidAmerican Transmission, LLC.  The joint venture, named TransCanyon, intends to focus on transmission opportunities within the Western Electricity Coordinating Council, excluding the retail service territories of the venture partners’ utility affiliates.  The joint venture submitted a bid into California Independent System Operator’s ("CAISO") competitive solicitation process to design, build and own a new 500 kV transmission line between Arizona and California, the Delaney to Colorado River Transmission Line.  In February, TransCanyon collaborated with SCE to submit a joint proposal, replacing the original bids by each of TransCanyon and SCE. The winner of the bidding process is expected to be announced in 2015.  This transmission line will connect a planned Delaney substation near Palo Verde in Arizona to the existing Colorado River substation located just west of Blythe, California.

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

Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.2% for the three-month period ended March 31, 2015 compared with the prior-year period.  For the three years 2012 through 2014, APS’s customer growth averaged 1.3% per year. We currently expect annual customer growth to average in the range of 2.0-3.0% for 2015 through 2017 based on our assessment of modestly improving economic conditions in Arizona. Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, decreased 0.8% for the three-month period ended March 31, 2015 compared with the prior-year period, reflecting the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, partially offset by improving economic conditions and customer growth.  For the three years 2012 through 2014, APS experienced annual decreases in retail electricity sales averaging 0.2%, adjusted to exclude the effects of weather variations.  We currently estimate that annual retail electricity sales in kWh will increase on average in the range of 0.5-1.5% during 2015 through 2017, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A slower recovery of the Arizona economy could further impact these estimates.

Actual sales growth, excluding weather-related variations, may differ from our projections as a result of numerous factors, such as economic conditions, customer growth, usage patterns and energy conservation, impacts of energy efficiency programs and growth in distributed generation, and responses to retail price changes.  Based on past experience, a reasonable range of variation in our kWh sales projections attributable to such economic factors under normal business conditions can result in increases or decreases in annual net income of up to $10 million.

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

Operations and Maintenance Expenses.  Operations and maintenance expenses are impacted by customer and sales growth, power plant operations, maintenance of utility plant (including generation, transmission, and distribution facilities), inflation, outages, renewable energy and demand side management related expenses (which are offset by the same amount of operating revenues) and other factors.  On September 30, 2014, Pinnacle West announced plan design changes to the group life and medical postretirement benefit plan, which reduced net periodic benefit costs. See Note 4.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses are impacted by net additions to utility plant and other property (such as new generation, transmission, and distribution facilities), and changes in depreciation and amortization rates.  See "Capital Expenditures" below for information regarding the planned additions to our facilities.  See Note 3 regarding deferral of certain costs pursuant to an ACC order.

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

RESULTS OF OPERATIONS

Pinnacle West’s only reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily retail and wholesale sales supplied to traditional cost-based rate regulation ("Native Load") customers) and related activities and includes electricity generation, transmission and distribution.

Operating Results — Three-month period ended March 31, 2015 compared with three-month period ended March 31, 2014.

Our consolidated net income attributable to common shareholders for the three months ended March 31, 2015 was $16 million, compared with consolidated net income of $16 million for the prior-year period.  The results reflect an increase of approximately $1 million for the regulated electricity segment primarily due to the Four Corners related rate change, the effects of weather, and lower interest charges, offset by higher depreciation and amortization.

The following table presents net income attributable to common shareholders compared with the prior-year period:

	Three Months Ended March 31,
	2015	2014	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$448	$436	$12
Operations and maintenance	(215)	(213)	(2)
Depreciation and amortization	(121)	(102)	(19)
Taxes other than income taxes	(43)	(46)	3
All other income and expenses, net	5	5	—
Interest charges, net of allowance for borrowed funds used during construction	(44)	(49)	5
Income taxes	(8)	(6)	(2)
Less income related to noncontrolling interests (Note 6)	(5)	(9)	4
Regulated electricity segment net income	17	16	1
All other	(1)	—	(1)
Net Income Attributable to Common Shareholders	$16	$16	$—

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $12 million higher for the three months ended March 31, 2015 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Four Corners related rate change	$11	$—	$11
Effects of weather	11	4	7
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(26)	(23)	(3)
Long-term traditional wholesale contracts	(8)	(5)	(3)
Miscellaneous items, net	(3)	(3)	—
Total	$(15)	$(27)	$12

Operations and maintenance.  Operations and maintenance expenses increased $2 million for the three months ended March 31, 2015 compared with the prior-year period primarily because of:

•
An increase of $5 million in generation costs, primarily due to higher fossil plant maintenance costs as a result of more work being completed in the first quarter of 2015 compared with the first quarter of 2014;

•	A decrease of $4 million related to costs for demand-side management, renewable energy and similar regulatory programs which were offset in operating revenues; and

•	An increase of $1 million related to other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $19 million higher for the three months ended March 31, 2015 compared with the prior-year period primarily related to:

•	An increase of $9 million related to the absence of 2014 Four Corners cost deferrals;

•	An increase of $6 million related to the 2015 amortization of the Four Corners cost deferrals and acquisition adjustment; and

•	An increase of $4 million due to increased plant in service.

Interest charges, net of allowance for borrowed funds used during construction.  Interest charges, net of allowance for borrowed funds used during construction, decreased $5 million for the three months ended March 31, 2015 compared with the prior-year period, primarily because of lower interest rates in the current year.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2015, APS’s common equity ratio, as defined, was 55%.  Its total shareholder equity was approximately $4.5 billion, and total capitalization was approximately $8.2 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $3.3 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the three months ended March 31, 2015 and 2014 (dollars in millions):

Pinnacle West Consolidated

	Three Months Ended March 31,		Net
	2015	2014	Change
Net cash flow provided by operating activities	$144	$249	$(105)
Net cash flow used for investing activities	(233)	(208)	(25)
Net cash flow provided by financing activities	93	53	40
Net increase in cash and cash equivalents	$4	$94	$(90)

Arizona Public Service Company

	Three Months Ended March 31,		Net
	2015	2014	Change
Net cash flow provided by operating activities	$153	$274	$(121)
Net cash flow used for investing activities	(232)	(208)	(24)
Net cash flow provided by financing activities	81	34	47
Net increase in cash and cash equivalents	$2	$100	$(98)

Operating Cash Flows

Three-month period ended March 31, 2015 compared with three-month period ended March 31, 2014.  Pinnacle West’s consolidated net cash provided by operating activities was $144 million in 2015 compared to $249 million in 2014, a decrease of $105 million in net cash provided.  The decrease is primarily related to a $135 million income tax refund received in the first quarter of 2014. The decrease is partially offset by a $16 million change in cash collateral posted, and other changes in working capital.

Other.  Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 118% funded as of January 1, 2014 and is estimated to be approximately 118% funded as of January 1, 2015.  Under GAAP, the qualified pension plan was 90% funded as of January 1, 2014 and is estimated to be approximately 90% funded as of January 1, 2015. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have made voluntary contributions of $60 million to our pension plan in 2015. The minimum contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions totaling up to $300 million for the next three years (up to $100 million each year in 2015, 2016, and 2017).  We expect to make contributions of approximately $1 million in each of the next three years to our other postretirement benefit plans.

Investing Cash Flows

Three-month period ended March 31, 2015 compared with three-month period ended March 31, 2014.  Pinnacle West’s consolidated net cash used for investing activities was $233 million in 2015, compared to $208 million in 2014, an increase of $25 million in net cash used primarily related to increased capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2015	2016	2017
APS
Generation:
Nuclear Fuel	$78	$87	$79
Renewables	87	1	2
Environmental	35	181	173
New Gas Generation	60	155	181
Other Generation	184	155	197
Distribution	323	316	439
Transmission	207	101	191
Other (a)	82	68	70
Total APS	$1,056	$1,064	$1,332

(a)         Primarily information systems and facilities projects.

Generation capital expenditures are comprised of various improvements to APS’s existing fossil and nuclear plants.  Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment.  The estimated Renewables expenditures include 20 MW of utility-scale solar projects which were approved by the ACC in the 2014 RES Implementation Plan and the residential rooftop solar program.  We have not included estimated costs for Cholla’s compliance with MATS or EPA’s regional haze rule since we have challenged the regional haze rule judicially and we have proposed a compromise strategy to EPA, which, if approved, would allow us to avoid expenditures related to environmental control equipment. The portion of estimated costs through 2017 for installation of pollution control equipment needed to ensure Four Corners’ compliance with EPA’s regional haze rules have been included in the table above.  The portion of estimated costs through 2017 for incremental costs to comply with the CCR rule for Four Corners and Cholla have also been included in the table above. On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. The table above does not include capital expenditures related to El Paso's 7% interest in Four Corners Units 4 and 5 of $2 million in 2015, $24 million in 2016 and $24 million in 2017. We are monitoring the status of other environmental matters, which, depending on their final outcome, could require modification to our planned environmental expenditures.

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

Financing Cash Flows and Liquidity

Three-month period ended March 31, 2015 compared with three-month period ended March 31, 2014.  Pinnacle West’s consolidated net cash provided by financing activities was $93 million in 2015, compared to $53 million in 2014, an increase of $40 million in net cash provided.  The increase in net cash provided by financing activities is primarily due to a $41 million net change in short-term borrowings.

Significant Financing Activities.  On April 22, 2015, the Pinnacle West Board of Directors declared a dividend of $0.595 per share of common stock, payable on June 1, 2015 to shareholders of record on May 4, 2015.

On January 12, 2015, APS issued $250 million of 2.20% unsecured senior notes that mature on January 15, 2020. The net proceeds from the sale were used to repay commercial paper borrowings and replenish cash used to fund capital expenditures.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

Pinnacle West's $200 million revolving credit facility matures in May 2019.  At March 31, 2015, the facility was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the size of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At March 31, 2015, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

At March 31, 2015, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that matures in April 2018 and a $500 million facility that matures in May 2019.  APS may increase the size of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2015, APS had $45 million of commercial paper outstanding and no outstanding borrowings or letters of credit under these credit facilities.

See "Financial Assurances" in Note 8 for a discussion of APS’s separate outstanding letters of credit.

Other Financing Matters. See Note 3 for information regarding the PSA approved by the ACC.

See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At March 31, 2015, the ratio was approximately 47% for Pinnacle West and 45% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

Neither Pinnacle West’s nor APS’s financing agreements contain "rating triggers" that would result in an acceleration of the required interest and principal payments in the event of a rating downgrade.  However, our bank credit agreements contain a pricing grid in which the interest rates we pay for borrowings thereunder are determined by our current credit ratings.

All of Pinnacle West’s loan agreements contain "cross-default" provisions that would result in defaults and the potential acceleration of payment under these loan agreements if Pinnacle West or APS were to default under certain other material agreements.  All of APS’s bank agreements contain "cross-default" provisions that would result in defaults and the potential acceleration of payment under these bank agreements if APS were to default under certain other material agreements.  Pinnacle West and APS do not have a material adverse change restriction for credit facility borrowings.

See Note 2 for further discussions of liquidity matters.

Credit Ratings

The ratings of securities of Pinnacle West and APS as of April 24, 2015 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

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

Contractual Obligations

There have been no material changes, as of March 31, 2015, outside the normal course of business in contractual obligations from the information provided in our 2014 Form 10-K. See Note 2 for discussion regarding changes in our long-term debt obligations.

CRITICAL ACCOUNTING POLICIES

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex, and actual results could differ from those estimates.  There have been no changes to our critical accounting policies since our 2014 Form 10-K.  See "Critical Accounting Policies" in Item 7 of the 2014 Form 10-K for further details about our critical accounting policies.

OTHER ACCOUNTING MATTERS

We are currently evaluating the impacts of adopting two new accounting standards: consolidation analysis guidance that will be adopted on January 1, 2016, and revenue recognition guidance that will be effective for us on January 1, 2017. Guidance has recently been proposed that would provide a one year deferral in the revenue standard's effective date. If this proposed guidance is approved we will adopt the revenue recognition guidance on January 1, 2018. See Note 13.

MARKET AND CREDIT RISKS

Market Risks

Our operations include managing market risks related to changes in interest rates, commodity prices and investments held by our nuclear decommissioning trust fund and benefit plan assets.

Interest Rate and Equity Risk

We have exposure to changing interest rates.  Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trust fund (see Note 11 and Note 12) and benefit plan assets.  The nuclear decommissioning trust fund and benefit plan assets also have risks associated with the changing market value of their equity and other non-fixed income investments.  Nuclear decommissioning and benefit plan costs are recovered in regulated electricity prices.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015	2014
Mark-to-market of net positions at beginning of year	$(115)	$(73)
Decrease in regulatory asset/liability	(41)	17
Recognized in OCI:
Mark-to-market losses realized during the period	1	5
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(155)	$(51)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at March 31, 2015 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, "Derivative Accounting" and "Fair Value Measurements," in Item 8 of our 2014 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2015	2016	2017	2018	2019	Years thereafter	Total fair value
Observable prices provided by other external sources	$(48)	$(34)	$(20)	$(4)	$—	$—	$(106)
Prices based on unobservable inputs	(16)	(13)	(7)	(6)	(5)	(2)	(49)
Total by maturity	$(64)	$(47)	$(27)	$(10)	$(5)	$(2)	$(155)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 (dollars in millions):

	March 31, 2015 Gain (Loss)		December 31, 2014 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) or OCI (a)
Electricity	$2	$(2)	$3	$(3)
Natural gas	31	(31)	29	(29)
Total	$33	$(33)	$32	$(32)

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

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Key Financial Drivers" and "Market and Credit Risks" in Item 2 above for a discussion of quantitative and qualitative disclosures about market risks.

Item 4.         CONTROLS AND PROCEDURES

(a)                                 Disclosure Controls and Procedures

The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (15 U.S.C. 78a et seq.), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of March 31, 2015.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of March 31, 2015.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

(b)                                 Changes in Internal Control Over Financial Reporting

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.                   LEGAL PROCEEDINGS

See "Business of Arizona Public Service Company — Environmental Matters" in Item 1 of the 2014 Form 10-K with regard to pending or threatened litigation and other disputes.

See Note 3 for ACC and FERC-related matters.

See Note 8 for information regarding environmental matters, Superfund-related matters, matters related to a September 2011 power outage and a New Mexico tax matter.

Item 1A.                RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A — Risk Factors in the 2014 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS.  The risks described in the 2014 Form 10-K are not the only risks facing Pinnacle West and APS.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about our purchases of our common stock during the first quarter of 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	--	--
February 1 - February 28, 2015	93,280	$65.34
March 1 - March 31, 2015	--	--
Total	93,280	$65.34	--	--

(a) Represents shares of common stock withheld by Pinnacle West to satisfy tax withholding obligations upon the vesting of performance and restricted stock.

Item 5.                OTHER INFORMATION

Four Corners Coal Mine

In 2012, several environmental groups filed a lawsuit in federal district court against the Office of Surface Mining Reclamation and Enforcement ("OSM") of the U.S. Department of the Interior challenging OSM’s 2012 approval of a permit revision which allowed for the expansion of mining operations into a new area of the mine that serves Four Corners ("Area IV North"). In April 2015, the court issued an order invalidating the permit revision, thereby prohibiting mining in Area IV North until OSM takes action to cure the defect in its permitting process identified by the court. NTEC, the owner of the mine and supplier of coal to Four Corners, has indicated that it does not anticipate any near-term interruption of coal supply to the plant as a result of the suspension of mining in Area IV North. We cannot predict the time period that will be required for OSM’s further permitting process to be completed or whether the outcome of the process will be sufficient to allow the permit to be reinstated.

Union Contract

As previously disclosed in Part I, Item 1 "Business - Other Information" in the 2014 Form 10-K, APS and union representatives from the International Brotherhood of Electrical Workers Local 387 ("IBEW") were engaged in negotiations over the terms of a renewed collective bargaining agreement.  On April 21, 2015, the union membership ratified a three-year contract, which will expire on March 31, 2018.  The contract provides an average wage increase of 2.0% for the first year, 2.25% for the second year and 3.0% for the third year.

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated: May 1, 2015	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated: May 1, 2015	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)