Form 10-Q
period 2015-06-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2015-07-30
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

PINNACLE WEST CAPITAL CORPORATION

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

ARIZONA PUBLIC SERVICE COMPANY

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of July 24, 2015: 110,813,659
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of July 24, 2015: 71,264,947

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,
	2015	2014

OPERATING REVENUES	$890,648	$906,264

OPERATING EXPENSES
Fuel and purchased power	281,477	290,854
Operations and maintenance	210,965	211,222
Depreciation and amortization	122,739	105,150
Taxes other than income taxes	43,032	44,004
Other expenses	462	921
Total	658,675	652,151
OPERATING INCOME	231,973	254,113
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	9,345	7,499
Other income (Note 9)	175	2,781
Other expense (Note 9)	(2,609)	(508)
Total	6,911	9,772
INTEREST EXPENSE
Interest charges	48,328	51,751
Allowance for borrowed funds used during construction	(4,322)	(3,790)
Total	44,006	47,961
INCOME BEFORE INCOME TAXES	194,878	215,924
INCOME TAXES	67,371	74,540
NET INCOME	127,507	141,384
Less: Net income attributable to noncontrolling interests (Note 6)	4,605	8,926
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$122,902	$132,458

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	110,986	110,565
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	111,460	111,002

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$1.11	$1.20
Net income attributable to common shareholders — diluted	$1.10	$1.19

DIVIDENDS DECLARED PER SHARE	$1.19	$1.14

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,
	2015	2014

NET INCOME	$127,507	$141,384

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain, net of tax expense of $16 and $26	25	40
Reclassification of net realized loss, net of tax benefit of $556 and $1,261	874	1,955
Pension and other postretirement benefits activity, net of tax benefit of $74 and $845	(117)	(1,310)
Total other comprehensive income	782	685

COMPREHENSIVE INCOME	128,289	142,069
Less: Comprehensive income attributable to noncontrolling interests	4,605	8,926

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$123,684	$133,143

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Six Months Ended June 30,
	2015	2014

OPERATING REVENUES	$1,561,867	$1,592,515

OPERATING EXPENSES
Fuel and purchased power	504,714	540,640
Operations and maintenance	425,909	424,104
Depreciation and amortization	243,688	206,922
Taxes other than income taxes	86,248	89,849
Other expenses	1,651	1,717
Total	1,262,210	1,263,232
OPERATING INCOME	299,657	329,283
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	18,569	14,941
Other income (Note 9)	410	5,148
Other expense (Note 9)	(6,895)	(5,192)
Total	12,084	14,897
INTEREST EXPENSE
Interest charges	96,727	104,720
Allowance for borrowed funds used during construction	(8,538)	(7,560)
Total	88,189	97,160
INCOME BEFORE INCOME TAXES	223,552	247,020
INCOME TAXES	75,318	80,945
NET INCOME	148,234	166,075
Less: Net income attributable to noncontrolling interests (Note 6)	9,210	17,851
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$139,024	$148,224

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	110,958	110,546
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	111,426	110,925

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$1.25	$1.34
Net income attributable to common shareholders — diluted	$1.25	$1.34

DIVIDENDS DECLARED PER SHARE	$1.19	$1.14

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2015	2014

NET INCOME	$148,234	$166,075

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $489 and $624	(775)	(381)
Reclassification of net realized loss, net of tax benefit of $923 and $2,584	2,850	5,070
Pension and other postretirement benefits activity, net of tax benefit (expense) of $(793) and $128	466	(853)
Total other comprehensive income	2,541	3,836

COMPREHENSIVE INCOME	150,775	169,911
Less: Comprehensive income attributable to noncontrolling interests	9,210	17,851

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$141,565	$152,060

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,557	$7,604
Customer and other receivables	289,236	297,740
Accrued unbilled revenues	185,216	100,533
Allowance for doubtful accounts	(2,518)	(3,094)
Materials and supplies (at average cost)	231,101	218,889
Fossil fuel (at average cost)	43,196	37,097
Deferred income taxes	77,841	122,232
Income tax receivable (Note 5)	—	3,098
Assets from risk management activities (Note 7)	14,722	13,785
Deferred fuel and purchased power regulatory asset (Note 3)	—	6,926
Other regulatory assets (Note 3)	134,578	129,808
Other current assets	44,827	38,817
Total current assets	1,031,756	973,435
INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 7)	18,513	17,620
Nuclear decommissioning trust (Note 12)	723,582	713,866
Other assets	51,987	54,047
Total investments and other assets	794,082	785,533
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	15,926,594	15,543,063
Accumulated depreciation and amortization	(5,497,350)	(5,397,751)
Net	10,429,244	10,145,312
Construction work in progress	638,285	682,807
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	119,320	121,255
Intangible assets, net of accumulated amortization	127,742	119,755
Nuclear fuel, net of accumulated amortization	156,608	125,201
Total property, plant and equipment	11,471,199	11,194,330
DEFERRED DEBITS
Regulatory assets (Note 3)	1,081,113	1,054,087
Assets for other postretirement benefits (Note 4)	168,755	152,290
Other	154,578	153,857
Total deferred debits	1,404,446	1,360,234

TOTAL ASSETS	$14,701,483	$14,313,532

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2015	December 31, 2014
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$326,119	$295,211
Accrued taxes (Note 5)	155,812	140,613
Accrued interest	54,547	52,603
Common dividends payable	65,933	65,790
Short-term borrowings (Note 2)	157,500	147,400
Current maturities of long-term debt (Note 2)	102,723	383,570
Customer deposits	72,785	72,307
Liabilities from risk management activities (Note 7)	60,673	59,676
Deferred fuel and purchased power regulatory liability (Note 3)	16,209	—
Liabilities for asset retirements (Note 15)	28,543	32,462
Other regulatory liabilities (Note 3)	136,273	130,549
Other current liabilities	162,742	178,962
Total current liabilities	1,339,859	1,559,143
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 2)	3,565,857	3,031,215
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,614,274	2,582,636
Regulatory liabilities (Note 3)	1,016,991	1,051,196
Liabilities for asset retirements (Note 15)	419,072	358,288
Liabilities for pension benefits (Note 4)	425,002	453,736
Liabilities from risk management activities (Note 7)	87,689	50,602
Customer advances	120,063	123,052
Coal mine reclamation	200,155	198,292
Deferred investment tax credit	176,389	178,607
Unrecognized tax benefits (Note 5)	14,311	19,377
Other	196,178	188,286
Total deferred credits and other	5,270,124	5,204,072
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 110,865,030 and 110,649,762 issued at respective dates	2,526,945	2,512,970
Treasury stock at cost; 53,559 and 78,400 shares at respective dates	(1,765)	(3,401)
Total common stock	2,525,180	2,509,569
Retained earnings	1,933,256	1,926,065
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(57,290)	(57,756)
Derivative instruments	(8,310)	(10,385)
Total accumulated other comprehensive loss	(65,600)	(68,141)
Total shareholders’ equity	4,392,836	4,367,493
Noncontrolling interests (Note 6)	132,807	151,609
Total equity	4,525,643	4,519,102

TOTAL LIABILITIES AND EQUITY	$14,701,483	$14,313,532
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$148,234	$166,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	282,218	246,371
Deferred fuel and purchased power	11,711	1,315
Deferred fuel and purchased power amortization	11,424	18,399
Allowance for equity funds used during construction	(18,569)	(14,941)
Deferred income taxes	65,377	32,611
Deferred investment tax credit	(2,218)	28,875
Change in derivative instruments fair value	(225)	49
Changes in current assets and liabilities:
Customer and other receivables	(17,402)	(64,986)
Accrued unbilled revenues	(84,683)	(75,648)
Materials, supplies and fossil fuel	(18,311)	(9,435)
Income tax receivable	3,098	135,517
Other current assets	(8,728)	(14,038)
Accounts payable	36,634	30,725
Accrued taxes	15,199	30,709
Other current liabilities	(13,138)	19,978
Change in margin and collateral accounts — assets	(4,552)	(2,107)
Change in margin and collateral accounts — liabilities	26,853	(22,425)
Change in other long-term assets	(4,817)	(19,243)
Change in other long-term liabilities	(33,811)	(22,735)
Net cash flow provided by operating activities	394,294	465,066
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(531,035)	(388,752)
Contributions in aid of construction	41,010	12,646
Allowance for borrowed funds used during construction	(8,538)	(7,560)
Proceeds from nuclear decommissioning trust sales	225,779	199,224
Investment in nuclear decommissioning trust	(234,651)	(207,848)
Other	(2,068)	(678)
Net cash flow used for investing activities	(509,503)	(392,968)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	600,000	535,975
Repayment of long-term debt	(344,847)	(503,583)
Short-term borrowings and payments — net	10,100	23,525
Dividends paid on common stock	(128,241)	(125,138)
Common stock equity issuance	12,161	12,625
Distributions to noncontrolling interest	(28,012)	(15,869)
Other	1	2
Net cash flow provided by (used for) financing activities	121,162	(72,463)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,953	(365)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,604	9,526

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,557	$9,161

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands, except per share amounts)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2014	110,280,703	$2,491,558	(98,944)	$(4,308)	$1,785,273	$(78,053)	$145,990	$4,340,460
Net income					148,224		17,851	166,075
Other comprehensive income						3,836		3,836
Dividends on common stock					(125,265)			(125,265)
Issuance of common stock	149,753	8,506						8,506
Purchase of treasury stock (a)			(82,474)	(4,535)				(4,535)
Stock-based compensation and other			157,594	8,654				8,654
Net capital activities by noncontrolling interests							(15,869)	(15,869)
Balance, June 30, 2014	110,430,456	$2,500,064	(23,824)	$(189)	$1,808,232	$(74,217)	$147,972	$4,381,862

Balance, January 1, 2015	110,649,762	$2,512,970	(78,400)	$(3,401)	$1,926,065	$(68,141)	$151,609	$4,519,102
Net income					139,024		9,210	148,234
Other comprehensive income						2,541		2,541
Dividends on common stock					(131,833)			(131,833)
Issuance of common stock	215,268	13,975						13,975
Purchase of treasury stock (a)			(93,280)	(6,096)				(6,096)
Stock-based compensation and other			118,121	7,732				7,732
Net capital activities by noncontrolling interests							(28,012)	(28,012)
Balance, June 30, 2015	110,865,030	$2,526,945	(53,559)	$(1,765)	$1,933,256	$(65,600)	$132,807	$4,525,643
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

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2015	2014
Cash paid (received) during the period for:
Income taxes, net of refunds	$1,834	$(131,154)
Interest, net of amounts capitalized	84,008	90,707
Significant non-cash investing and financing activities:
Accrued capital expenditures	$38,985	$19,668
Dividends accrued but not yet paid	65,933	62,656

2.	Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

Pinnacle West

Pinnacle West's $200 million revolving credit facility matures in May 2019.  At June 30, 2015, the facility was available to refinance indebtedness of the Company and for other general corporate purposes,

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the size of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At June 30, 2015, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

APS

On January 12, 2015, APS issued $250 million of 2.20% unsecured senior notes that mature on January 15, 2020.  The net proceeds from the sale were used to repay commercial paper borrowings and replenish cash used to fund capital expenditures.

On May 19, 2015, APS issued $300 million of 3.15% unsecured senior notes that mature on May 15, 2025. The net proceeds from the sale were used to repay short-term indebtedness consisting of commercial paper borrowings and drawings under our revolving credit facilities, incurred in connection with the payment at maturity of our $300 million aggregate principal amount of 4.65% Notes due May 15, 2015.

On May 28, 2015, APS purchased all $32 million of Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series B, due 2029 in connection with the mandatory tender provisions for this indebtedness.

On June 26, 2015, APS entered into a $50 million term loan facility that matures June 26, 2018. Interest rates are based on APS’s senior unsecured debt credit ratings. APS used the proceeds to repay and refinance existing short-term indebtedness.

At June 30, 2015, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that matures in April 2018 and a $500 million facility that matures in May 2019.  APS may increase the size of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At June 30, 2015, APS had $158 million of commercial paper outstanding and no outstanding borrowings or letters of credit under these credit facilities.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$125	$125	$125	$125
APS	3,544	3,818	3,290	3,714
Total	$3,669	$3,943	$3,415	$3,839

Debt Provisions

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At June 30, 2015, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $4.5 billion, and total capitalization was approximately $8.2 billion.  APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $3.3 billion, assuming APS’s total capitalization remains the same.

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

•
A procedure to allow APS to request rate adjustments prior to its next general rate case related to APS’s acquisition of additional interests in Units 4 and 5 and the related closure of Units 1-3 of the Four Corners Power Plant ("Four Corners") (APS made its filing under this provision on December 30, 2013, see "Four Corners" below);

•	Implementation of a Lost Fixed Cost Recovery ("LFCR") rate mechanism to support energy efficiency and distributed renewable generation;

•	Modifications to the Environmental Improvement Surcharge ("EIS") to allow for the recovery of carrying costs for capital expenditures associated with government-mandated environmental

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

controls, subject to an existing cents per kWh cap on cost recovery that could produce up to approximately $5 million in revenues annually;

•	Modifications to the Power Supply Adjustor ("PSA"), including the elimination of the 90/10 sharing provision;

•
A limitation on the use of the RES surcharge and the Demand Side Management Adjustor Charge ("DSMAC") to recoup capital expenditures not required under the terms of APS’s 2009 retail rate case settlement agreement (the "2009 Settlement Agreement");

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

On July 12, 2013, APS filed its annual RES implementation plan, covering the 2014-2018 timeframe and requesting a 2014 RES budget of approximately $143 million.  In a final order dated January 7, 2014, the ACC approved the requested budget.  Also in 2013, the ACC conducted a hearing to consider APS’s proposal to establish compliance with distributed energy requirements by tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits.  On February 6, 2014, the ACC established a proceeding to modify the renewable energy rules to establish a process for compliance with the renewable energy requirement that is not based solely on the use of renewable energy credits. On September 9, 2014, the ACC authorized a rulemaking process to modify the RES rules. The proposed changes would permit the ACC to find that utilities have complied with the distributed energy requirement in light of all available information. The ACC adopted these changes on December 18, 2014. The revised rules went into effect on April 21, 2015.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the ACC’s decision on the 2014 RES plan, on April 15, 2014, APS filed an application with the ACC requesting permission to build an additional 20 Megawatt ("MW") of APS-owned utility scale solar under the AZ Sun Program. In a subsequent filing, APS also offered an alternative proposal to replace the 20 MW of utility scale solar with 10 MW (approximately 1,500 customers) of APS-owned residential solar that will not be under the AZ Sun Program. On December 19, 2014, the ACC voted that it had no objection to APS implementing its residential rooftop solar program. The first stage of the residential rooftop solar program is to be 8 MW followed by a 2 MW second stage that will only be deployed if coupled with an appropriate amount of distributed storage. The program will target specific distribution feeders in an effort to maximize potential system benefits, as well as make systems available to limited-income customers who cannot easily install solar through transactions with third parties. The ACC expressly reserved that any determination of prudency of the residential rooftop solar program for rate making purposes shall not be made until the project is fully in service and APS requests cost recovery in a future rate case.

On July 1, 2014, APS filed its 2015 RES implementation plan and proposed a RES budget of approximately $154 million. On December 31, 2014, the ACC issued a decision approving the 2015 RES implementation plan with minor modifications, including reducing the budget to approximately $152 million.

On July 1, 2015, APS filed its 2016 RES implementation plan and proposed a RES budget of approximately $148 million.

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

On March 20, 2015, APS filed an application with the ACC requesting a budget of $68.9 million for 2015 and minor modifications to its DSM portfolio going forward, including for the first time three resource savings projects which reflect energy savings on APS's system. Consistent with the ACC’s March 11, 2014 order, APS intends to continue its other approved DSM programs in 2015.

On June 1, 2015, APS filed its 2016 DSM Plan requesting a budget of $68.9 million and minor modifications to its DSM portfolio to increase energy savings and cost effectiveness of the programs. The DSM Plan also proposed a reduction in the DSMAC of approximately 12%.

Electric Energy Efficiency

On June 27, 2013, the ACC voted to open a new docket investigating whether the Electric Energy Efficiency Standards should be modified.  The ACC held a series of three workshops in March and April 2014

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to investigate methodologies used to determine cost effective energy efficiency programs, cost recovery mechanisms, incentives, and potential changes to the Electric Energy Efficiency and Resource Planning Rules.

On November 4, 2014, the ACC staff issued a request for informal comment on a draft of possible amendments to Arizona’s Electric Energy Efficiency Standards. The draft proposed substantial changes to the rules and energy efficiency standards. The ACC accepted written comments and took public comment regarding the possible amendments on December 19, 2014. A formal rule making has not been initiated and there has been no additional action on the draft to date.

PSA Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2015 and 2014 (dollars in millions):

	Six Months Ended June 30,
	2015	2014
Beginning balance	$7	$21
Deferred fuel and purchased power costs — current period	(12)	(1)
Amounts charged to customers	(11)	(19)
Ending balance	$(16)	$1

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

Effective June 1, 2015, APS’s annual wholesale transmission rates for all users of its transmission system decreased by approximately $17.6 million for the twelve-month period beginning June 1, 2015 in accordance with the FERC-approved formula.  An adjustment to APS’s retail rates to recover FERC-approved transmission charges went into effect automatically on June 1, 2015.

APS's formula rate protocols have been in effect since 2008. Recent FERC orders suggest that FERC is examining the structure of formula rate protocols and may require companies such as APS to make changes to their protocols in the future.

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

APS files for a LFCR adjustment every January.  APS filed its 2014 annual LFCR adjustment on January 15, 2014, requesting a LFCR adjustment of $25.3 million, effective March 1, 2014.  The ACC approved APS’s LFCR adjustment without change on March 11, 2014, which became effective April 1, 2014. APS filed its 2015 annual LFCR adjustment on January 15, 2015, requesting an LFCR adjustment of $38.5 million, which was approved on March 2, 2015, effective for the first billing cycle of March.

Deregulation

On May 9, 2013, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona.  The ACC subsequently opened a docket for this matter and received comments from a number of interested parties on the considerations involved in establishing retail electric deregulation in the state.  One of these considerations is whether various aspects of a deregulated market, including setting utility rates on a "market" basis, would be consistent with the requirements of the Arizona Constitution.  On September 11, 2013, after receiving legal advice from the ACC staff, the ACC voted 4-1 to close the current docket and await full Arizona Constitutional authority before any further examination of this matter.  The motion approved by the ACC also included opening one or more new dockets in the future to explore options to offer more rate choices to customers and innovative changes within the existing cost-of-service regulatory model that could include elements of competition.  The ACC opened a new docket on November 4, 2013 to explore technological advances and innovative changes within the electric utility industry.  A series of workshops in this docket were held in 2014 and early 2015. No further action has been taken by the ACC to date.

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

APS cannot predict the outcome of this filing. The proposed grid access charge adjustment is designed to moderate the cost shift discussed above on an interim basis until the issue is further addressed in APS’s next general rate case.

On September 29, 2014, the staff of the ACC filed in a new docket a proposal for permitting a utility to request ACC approval of its proposed rate design outside of and before a general rate case. On October 20, 2014, APS and other interested stakeholders filed comments to this proposal. No further action has been taken in this docket.

Four Corners

On December 30, 2013, APS purchased Southern California Edison Company's ("SCE’s") 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013. On December 23, 2014, the ACC approved rate adjustments resulting in a revenue increase of $57.1 million on an annual basis.  This includes the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase through its inclusion in rates.  The 2012 Settlement Agreement also provides for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $74 million as of June 30, 2015 and is being amortized in rates over 10 years. On February 23, 2015, the Arizona School Boards Association and the Association of Business Officials filed a notice of appeal in Division 1 of the Arizona Court of Appeals

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of the ACC decision approving the rate adjustments. APS has intervened and will actively participate in the proceeding. We cannot predict when or how this appeal will be resolved.

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

Cholla

After considering the costs to comply with environmental regulations, on September 11, 2014, APS announced that it will close Unit 2 of the Cholla Power Plant ("Cholla") by April 2016 and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if the United States Environmental Protection Agency ("EPA") approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS is currently recovering depreciation and a return on the net book value of the unit in base rates and plans to seek recovery of all of the unit’s retirement-related costs in its next retail rate case. On April 14, 2015, the ACC approved APS's proposed retirement of Cholla Unit 2 in accordance with the ACC's Integrated Resource Planning rules. The ACC expressly stated that this approval does not imply any specific treatment or recommendation for rate making purposes.
If APS closes Cholla Unit 2, APS believes it will be allowed recovery of the remaining net book value of Unit 2 ($125 million as of June 30, 2015), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of Cholla Unit 2, all or a portion of the regulatory asset will be written off and APS’s net income, cash flows, and financial position will be negatively impacted.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in millions):

	Remaining Amortization Period	June 30, 2015		December 31, 2014
		Current	Non-Current	Current	Non-Current
Pension benefits	(a)	$—	$505	$—	$485
Income taxes — allowance for funds used during construction ("AFUDC") equity	2044	5	122	5	118
Deferred fuel and purchased power — mark-to-market (Note 7)	2018	53	62	51	46
Transmission vegetation management	2016	9	—	9	5
Coal reclamation	2026	—	6	—	7
Palo Verde VIEs (Note 6)	2046	—	26	—	35
Deferred compensation	2036	—	36	—	34
Deferred fuel and purchased power (b) (c)	2015	—	—	7	—
Tax expense of Medicare subsidy	2024	2	13	2	14
Loss on reacquired debt	2034	1	16	1	16
Income taxes — investment tax credit basis adjustment	2044	2	46	2	46
Pension and other postretirement benefits deferral	2015	—	—	4	—
Four Corners cost deferral	2024	7	67	7	70
Lost fixed cost recovery (b)	2016	45	—	38	—
Retired power plant costs	2033	10	131	10	136
Deferred property taxes	(d)	—	40	—	30
Other	Various	1	11	2	12
Total regulatory assets (e)		$135	$1,081	$138	$1,054

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in millions):

	Remaining Amortization Period	June 30, 2015		December 31, 2014
		Current	Non-Current	Current	Non-Current
Removal costs	(a)	$44	$245	$31	$273
Asset retirement obligations	2044	—	272	—	296
Renewable energy standard (b)	2017	29	20	25	23
Income taxes — change in rates	2043	1	71	—	72
Spent nuclear fuel	2047	3	68	5	66
Deferred gains on utility property	2019	2	7	2	8
Income taxes — deferred investment tax credit	2043	3	92	4	93
Deferred fuel and purchased power (b) (c)	2016	16	—	—	—
Demand side management (b)	2017	8	27	31	—
Other postretirement benefits	(d)	33	189	32	199
Other	Various	13	26	1	21
Total regulatory liabilities		$152	$1,017	$131	$1,051

(a)	In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal.

(b)	See "Cost Recovery Mechanisms" discussion above.

(c)	Subject to a carrying charge.

(d)	See Note 4.

4.	Retirement Plans and Other Benefits

Pinnacle West sponsors a qualified defined benefit and account balance pension plan, a non-qualified supplemental excess benefit retirement plan, and an other postretirement benefit plan for the employees of Pinnacle West and our subsidiaries.  Pinnacle West uses a December 31 measurement date for its pension and other postretirement benefit plans.  The market-related value of our plan assets is their fair value at the measurement dates. On September 30, 2014, Pinnacle West announced plan design changes to the other postretirement benefit plan. Because of these plan changes in 2014, the Company is currently in the process of seeking Internal Revenue Service ("IRS") and regulatory approval to move approximately $100 million of the other postretirement benefit trust assets into a new account to pay for active union employee medical costs.

Certain pension and other postretirement benefit costs in excess of amounts recovered in electric retail rates were deferred in 2011 and 2012 as a regulatory asset for future recovery, pursuant to APS’s 2009 retail rate case settlement.  Pursuant to this order, we began amortizing the regulatory asset over three years beginning in July 2012.  We amortized approximately $2 million and $4 million for the three and six months ended June 30, 2015 and 2014, respectively. The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged or amortized to the regulatory asset) (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost — benefits earned during the period	$14	$12	$30	$27	$4	$5	$8	$9
Interest cost on benefit obligation	31	33	62	65	7	11	14	23
Expected return on plan assets	(45)	(39)	(90)	(79)	(9)	(13)	(18)	(25)
Amortization of:
Prior service cost	—	—	—	—	(9)	—	(19)	—
Net actuarial loss	8	3	16	5	—	—	2	—
Net periodic benefit cost	$8	$9	$18	$18	$(7)	$3	$(13)	$7
Portion of cost charged to expense	$5	$5	$11	$11	$(2)	$3	$(4)	$5

Contributions

We have made voluntary contributions of $80 million to our pension plan year-to-date in 2015. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions totaling up to $300 million for the next three years (up to $100 million each year in 2015, 2016, and 2017).  We expect to make contributions of approximately $1 million in each of the next three years to our other postretirement benefit plans.

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

As of June 30, 2015, the tax year ended December 31, 2011 and all subsequent tax years remain subject to examination by the IRS.  With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2009.

6.	Palo Verde Sale Leaseback Variable Interest Entities

In 1986, APS entered into agreements with three separate VIE lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities. These lease agreements include fixed rate renewal periods. On July 7, 2014, APS notified the lessor trust entities of APS's intent to exercise the fixed rate lease renewal options. The length of the renewal options will result in APS retaining the assets

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

through 2023 under one lease and 2033 under the other two leases. APS will be required to make payments relating to these leases of approximately $49 million in 2015, $23 million annually for the period 2016 through 2023, and $16 million annually for the period 2024 through 2033. At the end of the lease renewal periods, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to 2 years, or return the assets to the lessors.

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation and interest expense, resulting in an increase in net income for the three and six months ended June 30, 2015 of $5 million and $9 million, respectively, and for the three and six months ended June 30, 2014 of $9 million and $18 million, respectively, entirely attributable to the noncontrolling interests. The income attributable to the noncontrolling interests decreased because of lower rent income resulting from the July 7, 2014 lease extensions.

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

Our Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 include the following amounts relating to the VIEs (in millions):

	June 30, 2015	December 31, 2014
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$119	$121
Current maturities of long-term debt	1	13
Equity — Noncontrolling interests	133	152

Assets of the VIEs are restricted and may only be used to settle the VIEs’ debt obligations and for payment to the noncontrolling interest holders.  Other than the VIEs’ assets reported on our consolidated financial statements, the creditors of the VIEs have no other recourse to the assets of APS or Pinnacle West, except in certain circumstances such as a default by APS under the lease.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the United States Nuclear Regulatory Commission ("NRC") issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants, assume the VIEs’ debt, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event had occurred as of June 30, 2015, APS would have been required to pay the noncontrolling equity participants approximately $114 million and assume $1 million of debt.  Since APS consolidates these VIEs, the debt APS would be required to assume is already reflected in our Condensed Consolidated Balance Sheets.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2015, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	3,808	GWh
Gas	188	Billion cubic feet

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Financial Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts		2015	2014	2015	2014
Gain (loss) recognized in OCI on derivative instruments (effective portion)	OCI — derivative instruments	$41	$66	$(286)	$243
Loss reclassified from accumulated OCI into income (effective portion realized) (a)	Fuel and purchased power (b)	(1,430)	(3,216)	(3,773)	(7,654)

(a)	During the three and six months ended June 30, 2015 and 2014, we had no amounts reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)	Amounts are before the effect of PSA deferrals.

During the next twelve months, we estimate that a net loss of $4 million before income taxes will be reclassified from accumulated OCI as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, most of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Financial Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts		2015	2014	2015	2014
Net gain (loss) recognized in income	Operating revenues (a)	$(66)	$155	$(114)	$63
Net gain (loss) recognized in income	Fuel and purchased power (a)	10,613	4,805	(34,190)	22,912
Total		$10,547	$4,960	$(34,304)	$22,975

(a)	Amounts are before the effect of PSA deferrals.

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

The significant majority of our derivative instruments are not currently designated as hedging instruments.  The Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, each include gross liabilities of $4 million of derivative instruments designated as hedging instruments.

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of June 30, 2015 and December 31, 2014.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015: (Dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current assets	$25,485	$(12,925)	$12,560	$2,162	$14,722
Investments and other assets	20,560	(4,787)	15,773	2,740	18,513
Total assets	46,045	(17,712)	28,333	4,902	33,235

Current liabilities	(83,203)	30,626	(52,577)	(8,096)	(60,673)
Deferred credits and other	(92,475)	4,786	(87,689)	—	(87,689)
Total liabilities	(175,678)	35,412	(140,266)	(8,096)	(148,362)
Total	$(129,633)	$17,700	$(111,933)	$(3,194)	$(115,127)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	Includes cash collateral provided to counterparties of $17,700.

(c)
Represents cash collateral, cash margin and option premiums that are not subject to offsetting.  Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $8,096, cash margin provided to counterparties of $2,162 and option premiums of $2,740.

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

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties.  We have risk management contracts with many counterparties, including one counterparty for which our exposure represents approximately 81% of Pinnacle West’s $33 million of risk management assets as of June 30, 2015.  This exposure relates to a long-term traditional wholesale contract with a counterparty that has a high credit quality.  Our risk management process assesses and monitors the financial exposure of all counterparties.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at June 30, 2015 (dollars in millions):

June 30, 2015
Aggregate fair value of derivative instruments in a net liability position	$176
Cash collateral posted	18
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	89

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $161 million if our debt credit ratings were to fall below investment grade.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 11, 2015, the DOE notified APS that it had approved APS’s claim for damages incurred due to DOE’s breach of the Standard Contract for the period July 1, 2011 through June 30, 2014. The claim for this period was the first claim made pursuant to the terms of the August 18, 2014 settlement agreement. The amount claimed was $42.0 million; APS’s share of this amount is $12.2 million. The settlement payment was received on June 1, 2015. APS’s $12.2 million share was recorded as an adjustment to a regulatory liability and had no impact on income.

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act ("Price-Anderson Act"), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident up to $13.4 billion per occurrence.  Palo Verde maintains the maximum available nuclear liability insurance in the amount of $375 million, which is provided by American Nuclear Insurers ("ANI").  The remaining balance of $12.98 billion of liability coverage is provided through a mandatory industry-wide retrospective assessment program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be assessed retrospective premium adjustments.  The maximum retrospective premium assessment per reactor under the program for each nuclear liability incident is approximately $127.3 million, subject to an annual limit of $19 million per incident, to be periodically adjusted for inflation.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum potential retrospective premium assessment per incident for all three units is approximately $111 million, with a maximum annual retrospective premium assessment of approximately $16.5 million.

The Palo Verde participants maintain "all risk" (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination.  APS has also secured insurance against portions of any increased cost of replacement generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited ("NEIL").  APS is subject to retrospective premium assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds.  The maximum amount APS could incur under the current NEIL policies totals approximately $23.1 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $61.7 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

Contractual Obligations

During the quarter our purchase obligations have increased by about $170 million relating to gas generation projects. The expected payments to be made are $26 million in 2015, $89 million in 2016, $46 million in 2017 and $9 million in 2018.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other than the item described above, there have been no material changes outside the normal course of business in contractual obligations from the information provided in our 2014 Form 10-K.

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

Clean Air Act Citizen Lawsuit

On October 4, 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

participants alleging violations of the New Source Review ("NSR") provisions of the Clean Air Act.  Subsequent to filing its original Complaint, on January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the Clean Air Act’s New Source Performance Standards ("NSPS") program.  Among other things, the environmental plaintiffs sought to have the court enjoin operations at Four Corners until APS applied for and obtained any required NSR permits and complied with the NSPS.  The plaintiffs further requested the court to order the payment of civil penalties, including a beneficial mitigation project.  The case was held in abeyance while APS negotiated a settlement with the United States Department of Justice ("DOJ") and environmental plaintiffs.  In March 2015, the parties agreed in principle on final proposed language to settle the case, and on June 24, 2015, DOJ lodged the proposed consent decree with the United States District Court for the District of New Mexico. On that same day, DOJ also published notice of the filing in the Federal Register, which opened a 30-day period for public comment. The settlement would resolve claims by the government and environmental plaintiffs that the co-owners violated the Clean Air Act by modifying Four Corners Units 4 and 5 without first obtaining a pre-construction permit from EPA. The settlement would require installation of pollution control technology and implementation of other measures to reduce sulfur dioxide and nitrogen oxide emissions from the two units, although installation of much of this equipment was already planned in order to comply with EPA's Regional Haze Rule best available retrofit technology ("BART") requirements. The settlement would also require Four Corners co-owners to pay a civil penalty of $1.5 million and spend $6.2 million for certain environmental mitigation projects to benefit the Navajo Nation. APS would be responsible for 15 percent of these costs based on its ownership interest in the units at the time of the alleged violations, which does not result in a material impact on our financial position, results of operations or cash flows. APS expects DOJ to file a motion to enter the consent decree with the court after expiration of the 30-day comment period.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cholla. APS believes that EPA’s final rule as it applies to Cholla, which would require installation of selective catalytic reduction ("SCR") controls with a cost to APS of approximately $200 million, is unsupported and that EPA had no basis for disapproving Arizona’s State Implementation Plan ("SIP") and promulgating a FIP that is inconsistent with the state’s considered BART determinations under the regional haze program.  Accordingly, on February 1, 2013, APS filed a Petition for Review of the final BART rule in the United States Court of Appeals for the Ninth Circuit.  Briefing in the case was completed in February 2014. In September 2014, APS met with EPA to propose a compromise BART strategy wherein, pending certain regulatory approvals, APS would permanently close Cholla Unit 2 by April 2016 and cease burning coal at Units 1 and 3 by the mid-2020s. (See Note 3 for details related to the resulting regulatory asset.) APS made the proposal with the understanding that additional emission control equipment is unlikely to be required in the future because retiring and converting the units as contemplated in the proposal is more cost effective than, and will result in increased visibility improvement over, the current BART requirements for NOx imposed on the Cholla units under EPA's BART FIP. APS’s proposal involves state and federal rule-making processes. In light of these ongoing administrative proceedings, on February 19, 2015, APS, PacifiCorp (owner of Cholla Unit 4), and EPA jointly moved the court to sever and hold in abeyance those claims in the litigation pertaining to Cholla pending regulatory actions by the state and EPA. The court granted the parties' unopposed motion on February 20, 2015. On June 10, 2015, ADEQ issued for public comment the draft Cholla permit, which memorializes APS's proposal, and a proposed revision to the SIP, which would incorporate the new permit terms.  APS is unable to predict when or whether APS's proposal may ultimately be approved.

Mercury and Air Toxic Standards ("MATS").  In 2011, EPA issued rules establishing maximum achievable control technology standards to regulate emissions of mercury and other hazardous air pollutants from fossil-fired plants.  APS estimates that the cost for the remaining equipment necessary to meet these standards is approximately $130 million for Cholla, which would be avoided if EPA approves APS's compromise proposal discussed above. No additional equipment is needed for Four Corners Units 4 and 5 to comply with these rules.  Salt River Project Agricultural Improvement and Power District ("SRP"), the operating agent for the Navajo Plant, estimates that APS's share of costs for equipment necessary to comply with the rules is approximately $1 million. The United States Supreme Court’s recent decision in Michigan vs. EPA reversed and remanded the MATS rule.  This decision does not materially impact APS.  Regardless of whether the MATS rule is ultimately vacated by the lower court, the Arizona State Mercury Rule, the stringency of which is roughly equivalent to that of MATS, would still apply to Cholla.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

 New Mexico Tax Matter

On May 23, 2013, the New Mexico Taxation and Revenue Department issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30 million related to coal supplied under the coal supply agreement for Four Corners (the "Assessment").  APS’s share of the Assessment is approximately $12 million.  For procedural reasons, on behalf of the Four Corners co-owners, including APS, the coal supplier made a partial payment of the Assessment and immediately filed a refund claim with respect to that partial payment in August 2013.  The New Mexico Taxation and Revenue Department denied the refund claim.  On December 19, 2013, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, filed a complaint with the New Mexico District Court contesting both the validity of the Assessment and the refund claim denial.  On June 30, 2015, the court ruled that the Assessment was not valid and further ruled that APS and the other Four Corners co-owners receive a refund of all of the contested amounts previously paid under the applicable tax statute. The New Mexico Taxation and Revenue Department has indicated it intends to appeal the decision. We cannot predict the timing or outcome of any appeal; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assurances

APS has entered into various agreements that require letters of credit for financial assurance purposes.  At June 30, 2015, approximately $76 million of letters of credit were outstanding to support existing pollution control bonds of a similar amount.  The letters of credit are available to fund the payment of principal and interest of such debt obligations.  Two of these letters of credit expire in 2016 and one expires in 2017.  APS has also entered into letters of credit to support certain equity participants in the Palo Verde sale leaseback transactions (see Note 6 for further details on the Palo Verde sale leaseback transactions).  These letters of credit will expire on December 31, 2015, and totaled approximately $20 million at June 30, 2015.  Additionally, APS has issued letters of credit to support collateral obligations under certain risk management arrangements, including a natural gas tolling contract entered into with a third party.  At June 30, 2015, $35 million of such letters of credit were outstanding that will expire in 2015 and 2016.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at June 30, 2015.

9.	Other Income and Other Expense

The following table provides detail of other income and other expense for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Other income:
Interest income	$184	$495	$294	$746
Miscellaneous	(9)	2,286	116	4,402
Total other income	$175	$2,781	$410	$5,148
Other expense:
Non-operating costs	$(1,952)	$(2,620)	$(4,200)	$(4,992)
Investment losses — net	(650)	(105)	(1,145)	(246)
Miscellaneous	(7)	2,217	(1,550)	46
Total other expense	$(2,609)	$(508)	$(6,895)	$(5,192)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$122,902	$132,458	$139,024	$148,224
Weighted average common shares outstanding — basic	110,986	110,565	110,958	110,546
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	474	437	468	379
Weighted average common shares outstanding — diluted	111,460	111,002	111,426	110,925
Earnings per average common share attributable to common shareholders — basic	$1.11	$1.20	$1.25	$1.34
Earnings per average common share attributable to common shareholders — diluted	$1.10	$1.19	$1.25	$1.34

11.	Fair Value Measurements

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash equivalents reported within Level 2 represent investments held in a short-term investment commingled fund, valued using NAV, which invests in certificates of deposit, variable rate notes, time deposit accounts, U.S. Treasury and Agency obligations, U.S. Treasury repurchase agreements, and commercial paper.  We may transact in this commingled fund on a daily basis at the NAV.

Fixed income securities issued by the U.S. Treasury held directly by the nuclear decommissioning trust are valued using quoted active market prices and are typically classified as Level 1.  Fixed income securities issued by corporations, municipalities, and other agencies, including mortgage-backed instruments, are valued using quoted inactive market prices, quoted active market prices for similar securities, or by utilizing calculations which incorporate observable inputs such as yield curves and spreads relative to such yield curves.  These instruments are classified as Level 2.  Whenever possible, multiple market quotes are obtained which enables a cross-check validation.  A primary price source is identified based on asset type, class, or issue of securities.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at June 30, 2015, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at June 30, 2015
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$16	$30	$(13)	(b)	$33
Nuclear decommissioning trust:
U.S. commingled equity funds	—	314	—	—		314
Cash and cash equivalent funds	—	11	—	(4)	(c)	7
Fixed income securities:
U.S. Treasury	93	2	—	—		95
Corporate debt	—	116	—	—		116
Mortgage-backed securities	—	87	—	—		87
Municipal bonds	—	86	—	—		86
Other	—	19	—	—		19
Subtotal nuclear decommissioning trust	93	635	—	(4)		724
Total	$93	$651	$30	$(17)		$757
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(103)	$(73)	$28	(b)	$(148)

(a)	Primarily consists of heat rate options and other long-dated electricity contracts.

(b)	Represents counterparty netting, margin and collateral (see Note 7).

(c)	Represents nuclear decommissioning trust net pending securities sales and purchases.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value at December 31, 2014, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at December 31, 2014
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$21	$33	$(23)	(b)	$31
Nuclear decommissioning trust:
U.S. commingled equity funds	—	310	—	—		310
Fixed income securities:
U.S. Treasury	119	—	—	—		119
Cash and cash equivalent funds	—	11	—	(7)	(c)	4
Corporate debt	—	109	—	—		109
Mortgage-backed securities	—	89	—	—		89
Municipal bonds	—	69	—	—		69
Other	—	14	—	—		14
Subtotal nuclear decommissioning trust	119	602	—	(7)		714
Total	$119	$623	$33	$(30)		$745
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(95)	$(74)	$59	(b)	$(110)

(a)	Primarily consists of heat rate options and other long-dated electricity contracts.

(b)	Represents counterparty netting, margin and collateral (see Note 7).

(c)	Represents nuclear decommissioning trust net pending securities sales and purchases.

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

Our option contracts classified as Level 3 primarily relate to purchase heat rate options.  The significant unobservable inputs at June 30, 2015 for these instruments include electricity prices, and

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

volatilities. The significant unobservable inputs at December 31, 2014 for these instruments include electricity prices, gas prices and volatilities. If electricity prices and electricity price volatilities increase, we would expect the fair value of these options to increase, and if these valuation inputs decrease, we would expect the fair value of these options to decrease.  If natural gas prices and natural gas price volatilities increase, we would expect the fair value of these options to decrease, and if these inputs decrease, we would expect the fair value of the options to increase.  The commodity prices and volatilities do not always move in corresponding directions.  The options’ fair values are impacted by the net changes of these various inputs.

Other unobservable valuation inputs include credit and liquidity reserves which do not have a material impact on our valuations; however, significant changes in these inputs could also result in higher or lower fair value measurements.

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at June 30, 2015 and December 31, 2014:

	June 30, 2015 Fair Value (millions)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$28	$57	Discounted cash flows	Electricity forward price (per MWh)	$21.07 - $67.74	$31.46
Option Contracts (b)	—	12	Option model	Electricity forward price (per MWh)	$32.85 - $67.74	$46.13
				Electricity price volatilities	26% - 115%	68%
				Natural gas price volatilities	27% - 42%	31%
Natural Gas:
Forward Contracts (a)	2	4	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.69 - $3.61	$3.23
Total	$30	$73

(a)	Includes swaps and physical and financial contracts.

(b)	Electricity and natural gas price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014 Fair Value (millions)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$30	$56	Discounted cash flows	Electricity forward price (per MWh)	$19.51 - $56.72	$35.27
Option Contracts (b)	—	15	Option model	Electricity forward price (per MWh)	$32.14 - $66.09	$45.83
				Natural gas forward price (per MMBtu)	$3.18 - $3.29	$3.25
				Electricity price volatilities	23% - 63%	41%
				Natural gas price volatilities	23% - 41%	31%
Natural Gas:
Forward Contracts (a)	3	3	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.98 - $4.13	$3.45
Total	$33	$74

(a)	Includes swaps and physical and financial contracts.

(b)	Electricity and natural gas price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

The following table shows the changes in fair value for our risk management activities' assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts	2015	2014	2015	2014
Net derivative balance at beginning of period	$(49)	$(49)	$(41)	$(49)
Total net gains (losses) realized/unrealized:
Deferred as a regulatory asset or liability	6	3	(5)	6
Settlements	5	4	5	5
Transfers into Level 3 from Level 2	(4)	1	(4)	(2)
Transfers from Level 3 into Level 2	(1)	—	2	(1)
Net derivative balance at end of period	$(43)	$(41)	$(43)	$(41)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—	$—	$—

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

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets.  See Note 11 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have deferred realized and unrealized gains and losses (including other-than-temporary impairments on investment securities) in other regulatory liabilities.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at June 30, 2015 and December 31, 2014 (dollars in millions):

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
June 30, 2015
Equity securities	$314	$160	$—
Fixed income securities	414	13	(3)
Net payables (a)	(4)	—	—
Total	$724	$173	$(3)

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2014
Equity securities	$310	$159	$—
Fixed income securities	411	17	(1)
Net payables (a)	(7)	—	—
Total	$714	$176	$(1)

(a)	Net payables relate to pending purchases and sales of securities.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Realized gains	$1	$1	$2	$2
Realized losses	(1)	(1)	(2)	(3)
Proceeds from the sale of securities (a)	110	96	226	199

(a)	Proceeds are reinvested in the trust.

The fair value of fixed income securities, summarized by contractual maturities, at June 30, 2015 is as follows (dollars in millions):

Fair Value
Less than one year	$13
1 year – 5 years	111
5 years – 10 years	123
Greater than 10 years	167
Total	$414

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	New Accounting Standards

In May 2014, new revenue recognition guidance was issued. This guidance provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The guidance may be adopted using a full retrospective application or a simplified transition method that allows entities to record a cumulative effect adjustment in retained earnings at the date of initial application. The new revenue standard will be effective for us on January 1, 2018. We are currently evaluating this new guidance and the impacts it may have on our financial statements.

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
In April 2015, the Financial Accounting Standards Board issued new guidance that changes the balance sheet presentation of debt issuance costs. Currently, debt issuance costs are presented on the balance sheet as assets. The new guidance requires us to reflect debt issuance costs as a reduction to the related debt liabilities, consistent with the presentation of debt discounts. The new guidance is effective for us during the first quarter of 2016, and must be adopted retrospectively. We do not expect these presentation changes to be material to our balance sheet. The adoption of this new guidance will not impact our results of operations or cash flows.

14.	Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30, 2015					Three Months Ended June 30, 2014
	Derivative Instruments		Pension and Other Postretirement Benefits		Total	Derivative Instruments		Pension and Other Postretirement Benefits		Total
Beginning balance, April 1	$(9,209)		$(57,173)		$(66,382)	$(20,364)		$(54,538)		$(74,902)
OCI (loss) before reclassifications	25		(969)		(944)	40		(2,072)		(2,032)
Amounts reclassified from accumulated other comprehensive loss	874	(a)	852	(b)	1,726	1,955	(a)	762	(b)	2,717
Net current period OCI (loss)	899		(117)		782	1,995		(1,310)		685
Ending balance, June 30	$(8,310)		$(57,290)		$(65,600)	$(18,369)		$(55,848)		$(74,217)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

(b)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 4.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2015					Six Months Ended June 30, 2014
	Derivative Instruments		Pension and Other Postretirement Benefits		Total	Derivative Instruments		Pension and Other Postretirement Benefits		Total
Beginning balance, January 1	$(10,385)		$(57,756)		$(68,141)	$(23,058)		$(54,995)		$(78,053)
OCI (loss) before reclassifications	(775)		(969)		(1,744)	(381)		(2,072)		(2,453)
Amounts reclassified from accumulated other comprehensive loss	2,850	(a)	1,435	(b)	4,285	5,070	(a)	1,219	(b)	6,289
Net current period OCI (loss)	2,075		466		2,541	4,689		(853)		3,836
Ending balance, June 30	$(8,310)		$(57,290)		$(65,600)	$(18,369)		$(55,848)		$(74,217)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

(b)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 4.

15.	Asset Retirement Obligations

In the first quarter of 2015, an updated decommissioning study was completed for the Four Corners coal-fired plant, which resulted in an increase to the asset retirement obligation ("ARO") in the amount of $18 million.

In the second quarter of 2015, there was a revision in estimated cash flows for the Four Corners decommissioning, which resulted in an increase to the ARO in the amount of $6 million. In addition, APS recognized an ARO for Cholla as a result of new CCR environmental rulings that were published in the Federal Register in the second quarter of 2015. See Note 8 for additional information related to the CCR environmental rulings. This resulted in an increase to the ARO in the amount of $39 million, an increase in plant in service of $23 million and a reduction of the regulatory liability of $16 million.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following schedule shows the change in our asset retirement obligations for the six months ended June 30, 2015 (dollars in millions):

Asset retirement obligations at January 1, 2015	$391
Changes attributable to:
Accretion expense	12
Settlements	(18)
Estimated cash flow revisions	24
Newly incurred liabilities	39
Asset retirement obligations at June 30, 2015	$448

Decommissioning activities for Four Corners Units 1-3 began in January 2014; thus, $29 million of the total asset retirement obligation of $448 million at June 30, 2015, is classified as a current liability on the balance sheet.

In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal.  See detail of regulatory liabilities in Note 3.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,
	2015	2014

ELECTRIC OPERATING REVENUES	$889,723	$905,578

OPERATING EXPENSES
Fuel and purchased power	281,477	290,854
Operations and maintenance	208,031	208,059
Depreciation and amortization	122,716	105,127
Income taxes	71,672	77,371
Taxes other than income taxes	43,123	43,773
Total	727,019	725,184
OPERATING INCOME	162,704	180,394

OTHER INCOME (DEDUCTIONS)
Income taxes	2,980	1,568
Allowance for equity funds used during construction	9,345	7,499
Other income (Note S-1)	710	3,221
Other expense (Note S-1)	(2,449)	(1,477)
Total	10,586	10,811

INTEREST EXPENSE
Interest on long-term debt	44,826	48,462
Interest on short-term borrowings	1,705	1,637
Debt discount, premium and expense	1,103	1,054
Allowance for borrowed funds used during construction	(4,311)	(3,790)
Total	43,323	47,363

NET INCOME	129,967	143,842

Less: Net income attributable to noncontrolling interests (Note 6)	4,605	8,926

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$125,362	$134,916

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,
	2015	2014

NET INCOME	$129,967	$143,842

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain, net of tax expense of $16 and $26	25	40
Reclassification of net realized loss, net of tax benefit of $556 and $1,261	874	1,954
Pension and other postretirement benefits activity, net of tax benefit of $47 and $828	(74)	(1,283)
Total other comprehensive income	825	711

COMPREHENSIVE INCOME	130,792	144,553
Less: Comprehensive income attributable to noncontrolling interests	4,605	8,926

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$126,187	$135,627

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2015	2014

ELECTRIC OPERATING REVENUES	$1,560,391	$1,591,123

OPERATING EXPENSES
Fuel and purchased power	504,714	540,640
Operations and maintenance	417,978	416,344
Depreciation and amortization	243,642	206,875
Income taxes	83,911	87,849
Taxes other than income taxes	86,109	89,386
Total	1,336,354	1,341,094
OPERATING INCOME	224,037	250,029

OTHER INCOME (DEDUCTIONS)
Income taxes	5,131	2,778
Allowance for equity funds used during construction	18,569	14,941
Other income (Note S-1)	1,349	5,983
Other expense (Note S-1)	(7,803)	(6,533)
Total	17,246	17,169

INTEREST EXPENSE
Interest on long-term debt	90,254	97,358
Interest on short-term borrowings	2,879	3,050
Debt discount, premium and expense	2,237	2,065
Allowance for borrowed funds used during construction	(8,527)	(7,560)
Total	86,843	94,913

NET INCOME	154,440	172,285

Less: Net income attributable to noncontrolling interests (Note 6)	9,210	17,851

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$145,230	$154,434

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2015	2014

NET INCOME	$154,440	$172,285

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $489 and $624	(775)	(381)
Reclassification of net realized loss, net of tax benefit of $923 and $2,584	2,850	5,070
Pension and other postretirement benefits activity, net of tax benefit (expense) of $(722) and $222	607	(717)
Total other comprehensive income	2,682	3,972

COMPREHENSIVE INCOME	157,122	176,257
Less: Comprehensive income attributable to noncontrolling interests	9,210	17,851

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$147,912	$158,406

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2015	December 31, 2014
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$15,923,342	$15,539,811
Accumulated depreciation and amortization	(5,494,236)	(5,394,650)
Net	10,429,106	10,145,161

Construction work in progress	636,927	682,807
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	119,320	121,255
Intangible assets, net of accumulated amortization	127,587	119,600
Nuclear fuel, net of accumulated amortization	156,608	125,201
Total property, plant and equipment	11,469,548	11,194,024

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 12)	723,582	713,866
Assets from risk management activities (Note 7)	18,513	17,620
Other assets	33,976	33,362
Total investments and other assets	776,071	764,848

CURRENT ASSETS
Cash and cash equivalents	7,973	4,515
Customer and other receivables	281,609	297,712
Accrued unbilled revenues	185,216	100,533
Allowance for doubtful accounts	(2,518)	(3,094)
Materials and supplies (at average cost)	231,101	218,889
Fossil fuel (at average cost)	43,196	37,097
Assets from risk management activities (Note 7)	14,722	13,785
Deferred fuel and purchased power regulatory asset (Note 3)	—	6,926
Other regulatory assets (Note 3)	134,578	129,808
Deferred income taxes	54,789	55,253
Other current assets	44,168	38,693
Total current assets	994,834	900,117

DEFERRED DEBITS
Regulatory assets (Note 3)	1,081,113	1,054,087
Assets for other postretirement benefits (Note 4)	165,682	149,260
Unamortized debt issue costs	27,843	24,642
Other	125,694	128,026
Total deferred debits	1,400,332	1,356,015

TOTAL ASSETS	$14,640,785	$14,215,004

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2015	December 31, 2014
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,379,696
Retained earnings	1,982,150	1,968,718
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(37,341)	(37,948)
Derivative instruments	(8,310)	(10,385)
Total shareholder equity	4,494,357	4,478,243
Noncontrolling interests (Note 6)	132,807	151,609
Total equity	4,627,164	4,629,852
Long-term debt less current maturities (Note 2)	3,440,857	2,906,215
Total capitalization	8,068,021	7,536,067
CURRENT LIABILITIES
Short-term borrowings (Note 2)	157,500	147,400
Current maturities of long-term debt (Note 2)	102,723	383,570
Accounts payable	321,860	289,930
Accrued taxes (Note 5)	199,492	131,110
Accrued interest	54,314	52,358
Common dividends payable	65,900	65,800
Customer deposits	72,785	72,307
Liabilities from risk management activities (Note 7)	60,673	59,676
Liabilities for asset retirements (Note 15)	28,543	32,462
Deferred fuel and purchased power regulatory liability (Note 3)	16,209	—
Other regulatory liabilities (Note 3)	136,273	130,549
Other current liabilities	132,800	167,302
Total current liabilities	1,349,072	1,532,464
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,601,294	2,571,365
Regulatory liabilities (Note 3)	1,016,991	1,051,196
Liabilities for asset retirements (Note 15)	419,072	358,288
Liabilities for pension benefits (Note 4)	397,160	424,508
Liabilities from risk management activities (Note 7)	87,689	50,602
Customer advances	120,063	123,052
Coal mine reclamation	200,155	198,292
Deferred investment tax credit	176,389	178,607
Unrecognized tax benefits (Note 5)	45,305	45,740
Other	159,574	144,823
Total deferred credits and other	5,223,692	5,146,473
COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$14,640,785	$14,215,004

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$154,440	$172,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	282,172	246,324
Deferred fuel and purchased power	11,711	1,315
Deferred fuel and purchased power amortization	11,424	18,399
Allowance for equity funds used during construction	(18,569)	(14,941)
Deferred income taxes	24,442	34,133
Deferred investment tax credit	(2,218)	28,875
Change in derivative instruments fair value	(225)	49
Changes in current assets and liabilities:
Customer and other receivables	(9,250)	(65,603)
Accrued unbilled revenues	(84,683)	(75,648)
Materials, supplies and fossil fuel	(18,311)	(9,435)
Income tax receivable	—	135,179
Other current assets	(8,193)	(14,120)
Accounts payable	37,656	28,465
Accrued taxes	68,382	38,381
Other current liabilities	(31,408)	31,296
Change in margin and collateral accounts — assets	(4,552)	(2,107)
Change in margin and collateral accounts — liabilities	26,853	(22,425)
Change in other long-term assets	(6,765)	(18,703)
Change in other long-term liabilities	(27,136)	(24,467)
Net cash flow provided by operating activities	405,770	487,252
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(530,850)	(388,752)
Contributions in aid of construction	41,010	12,646
Allowance for borrowed funds used during construction	(8,527)	(7,560)
Proceeds from nuclear decommissioning trust sales	225,779	199,224
Investment in nuclear decommissioning trust	(234,651)	(207,848)
Other	(614)	(678)
Net cash flow used for investing activities	(507,853)	(392,968)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	600,000	535,975
Short-term borrowings — net	10,100	19,650
Repayment of long-term debt	(344,847)	(503,583)
Dividends paid on common stock	(131,700)	(125,100)
Noncontrolling interests	(28,012)	(15,869)
Net cash flow provided by (used for) financing activities	105,541	(88,927)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,458	5,357
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,515	3,725
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,973	$9,082
Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Income taxes, net of refunds	$184	$(134,399)
Interest, net of amounts capitalized	$82,651	$88,461
Significant non-cash investing and financing activities:
Accrued capital expenditures	$38,985	$19,668
Dividends declared but not yet paid	$65,900	$62,600

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2014	71,264,947	$178,162	$2,379,696	$1,804,398	$(53,372)	$145,990	$4,454,874
Net income				154,434		17,851	172,285
Other comprehensive income					3,972		3,972
Dividends on common stock				(125,200)			(125,200)
Other				3			3
Net capital activities by noncontrolling interests						(15,869)	(15,869)
Balance, June 30, 2014	71,264,947	$178,162	$2,379,696	$1,833,635	$(49,400)	$147,972	$4,490,065

Balance, January 1, 2015	71,264,947	$178,162	$2,379,696	$1,968,718	$(48,333)	$151,609	$4,629,852
Net income				145,230		9,210	154,440
Other comprehensive income					2,682		2,682
Dividends on common stock				(131,800)			(131,800)
Other				2			2
Net capital activities by noncontrolling interests						(28,012)	(28,012)
Balance, June 30, 2015	71,264,947	$178,162	$2,379,696	$1,982,150	$(45,651)	$132,807	$4,627,164

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

The following table provides detail of APS’s other income and other expense for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Other income:
Interest income	$6	$417	$73	$554
Gain on disposition of property	478	328	685	645
Miscellaneous	226	2,476	591	4,784
Total other income	$710	$3,221	$1,349	$5,983
Other expense:
Non-operating costs (a)	$(1,878)	$(2,868)	$(4,395)	$(5,455)
Loss on disposition of property	(251)	(285)	(894)	(468)
Miscellaneous	(320)	1,676	(2,514)	(610)
Total other expense	$(2,449)	$(1,477)	$(7,803)	$(6,533)

(a)  As defined by FERC, includes below-the-line non-operating utility expense (items excluded from utility rate recovery).

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-2.	Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30, 2015					Three Months Ended June 30, 2014
	Derivative Instruments		Pension and Other Postretirement Benefits		Total	Derivative Instruments		Pension and Other Postretirement Benefits		Total
Beginning balance, April 1	$(9,209)		$(37,267)		$(46,476)	$(20,364)		$(29,747)		$(50,111)
OCI (loss) before reclassifications	25		(927)		(902)	40		(2,041)		(2,001)
Amounts reclassified from accumulated other comprehensive loss	874	(a)	853	(b)	1,727	1,954	(a)	758	(b)	2,712
Net current period OCI (loss)	899		(74)		825	1,994		(1,283)		711
Ending balance, June 30	$(8,310)		$(37,341)		$(45,651)	$(18,370)		$(31,030)		$(49,400)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

(b)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 4.

	Six Months Ended June 30, 2015					Six Months Ended June 30, 2014
	Derivative Instruments		Pension and Other Postretirement Benefits		Total	Derivative Instruments		Pension and Other Postretirement Benefits		Total
Beginning balance, January 1	$(10,385)		$(37,948)		$(48,333)	$(23,059)		$(30,313)		$(53,372)
OCI (loss) before reclassifications	(775)		(927)		(1,702)	(381)		(2,041)		(2,422)
Amounts reclassified from accumulated other comprehensive loss	2,850	(a)	1,534	(b)	4,384	5,070	(a)	1,324	(b)	6,394
Net current period OCI (loss)	2,075		607		2,682	4,689		(717)		3,972
Ending balance, June 30	$(8,310)		$(37,341)		$(45,651)	$(18,370)		$(31,030)		$(49,400)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

(b)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 4.

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

Areas of Business Focus

Operational Performance, Reliability and Recent Developments.

Nuclear. APS operates and is a joint owner of Palo Verde. The March 2011 earthquake and tsunamis in Japan and the resulting accident at Japan’s Fukushima Daiichi nuclear power station had a significant impact on nuclear power operators worldwide. In the aftermath of the accident, the NRC conducted an independent assessment to consider actions to address lessons learned from the Fukushima events. The independent assessment, named the "Near Term Task Force," recommended a number of proposed enhancements to U.S. commercial nuclear power plant equipment and emergency plans. The NRC has directed nuclear power plants to begin implementing some of the Near Term Task Force’s recommendations. To implement these recommendations, Palo Verde expects to spend approximately $19 million for capital enhancements to the plant through 2016 in addition to the approximate $112 million that has already been spent on capital enhancements as of June 30, 2015 (APS’s share is 29.1%).

Coal and Related Environmental Matters and Transactions.  APS is a joint owner of three coal-fired power plants and acts as operating agent for two of the plants.  APS is focused on the impacts on its coal fleet that may result from increased regulation and potential legislation concerning GHG emissions.  On June 2, 2014, EPA proposed a rule to limit carbon dioxide emissions from existing power plants (the "Clean Power Plan").  EPA expects to finalize the proposal in summer 2015.  EPA’s nationwide CO2 emissions reduction goal is 30% below 2005 emission levels.  In the Clean Power Plan, EPA proposed the second most stringent goal in the country for the state of Arizona, a 52% reduction.   EPA’s proposal for Arizona could force a shift in in-state generation from coal to natural gas and renewable generation.  Until EPA issues its final rule and the state of Arizona develops its implementation plan, we are unable to determine the actual impacts to APS.  We expect that our plans described below to close Cholla Unit 2 in 2016, and to cease burning coal at the other APS-owned units at Cholla (Units 1 and 3) by the mid-2020s, will help to facilitate compliance with the Clean Power Plan.  APS continually analyzes its long-range capital management plans to assess the potential effects of these changes, understanding that any resulting regulation and legislation could impact the economic viability of certain plants, as well as the willingness or ability of power plant participants to continue participation in such plants.

Cholla

On September 11, 2014, APS announced that it will close its 260 megawatt Unit 2 at Cholla by April 2016 and cease burning coal at Units 1 and 3 by the mid-2020s if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. (See Note 3 for details related to the resulting regulatory asset and Note 8 for details of the proposal.) APS believes that the environmental benefits of this proposal are greater in the long term than the benefits that would have resulted from adding the emissions control equipment.

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

Lease Extension.  APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041.  The Navajo Nation approved these amendments in March 2011.  The effectiveness of the amendments also requires the approval of the United States Department of the Interior ("DOI"), as does a related federal rights-of-way grant that the Four Corners participants are pursuing.  A federal environmental review was undertaken as part of the DOI review process, and culminated in the issuance by DOI of a record of decision on July 17, 2015. The record of decision provides the authority for the Bureau of Indian Affairs to sign the lease amendments and rights-of-way renewals, which we anticipate will occur in the near future.

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

Renewable Energy.  The ACC approved the RES in 2006.  The renewable energy requirement is 5% of retail electric sales in 2015 and increases annually until it reaches 15% in 2025.  In the 2009 Settlement Agreement, APS agreed to exceed the RES standards, committing to use APS’s best efforts to obtain 1,700 gigawatt-hour ("GWh") of new renewable resources to be in service by year-end 2015, in addition to its 2008 renewable resource commitments.  Taken together, APS’s commitment to renewable energy is currently estimated to be approximately 12% of APS’s estimated retail energy sales by year-end 2015, which is more than double the existing RES target of 5% for that year.  APS believes that it will meet this commitment. A component of the RES targets development of distributed energy systems (generally speaking, small-scale renewable technologies that are located on customers’ properties).

On July 12, 2013, APS filed its annual RES implementation plan, covering the 2014-2018 timeframe and requesting a 2014 RES budget of approximately $143 million.  In a final order dated January 7, 2014, the ACC approved the requested budget.  Also in 2013, the ACC conducted a hearing to consider APS’s proposal to establish compliance with distributed energy requirements by tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits.  On February 6, 2014, the ACC established a proceeding to modify the renewable energy rules to establish a process for compliance with the renewable energy requirement that is not based solely on the use of renewable energy credits.  On September 9, 2014, the ACC authorized a rulemaking process to modify the RES rules. The proposed changes would permit the ACC to find that utilities have complied with the distributed energy requirement in light of all available information. The ACC adopted these changes on December 18, 2014. The revised rules went into effect on April 21, 2015.

On July 1, 2014, APS filed its 2015 RES implementation plan and proposed a RES budget of approximately $154 million. On December 31, 2014, the ACC issued a decision approving the 2015 RES implementation plan with minor modifications, including reducing the budget to approximately $152 million.

On July 1, 2015, APS filed its 2016 RES implementation plan and proposed a RES budget of approximately $148 million.

The following table summarizes renewable energy sources in APS's renewable portfolio that are in operation and under development as of July 30, 2015.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar (a)	169	29
Purchased Power Agreements:
Solar	310	—
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	6	—
Total Purchased Power Agreements	629	—
Total Distributed Energy: Solar (b)	425	27
Total Renewable Portfolio	1,223	56

(a)         Included in the 169 MW number is 150 MW of solar resources procured through the AZ Sun Program.
(b)          Includes rooftop solar facilities owned by third parties. Distributed generation is produced in DC and is converted to AC for reporting purposes.

APS is developing owned solar resources through the ACC-approved AZ Sun Program.  Under this program to date, APS estimates its investment commitment will be approximately $675 million.  Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the project to the electric grid.

In accordance with the ACC’s decision on the 2014 RES plan, on April 15, 2014, APS filed an application with the ACC requesting permission to build an additional 20 MW of APS-owned utility scale solar under the AZ Sun Program. In a subsequent filing, APS also offered an alternative proposal to replace the 20 MW of utility scale solar with 10 MW (approximately 1,500 customers) of APS-owned residential solar that will not be under the AZ Sun Program. On December 19, 2014, the ACC voted that it had no objection to APS implementing its residential rooftop solar program. The first stage of the residential rooftop solar program is to be 8 MW followed by a 2 MW second stage that will only be deployed if coupled with an appropriate amount of distributed storage. The program will target specific distribution feeders in an effort to maximize potential system benefits, as well as make systems available to limited-income customers who cannot easily install solar through transactions with third parties. The ACC expressly reserved that any determination of prudency of the residential rooftop solar program for rate making purposes shall not be made until the project is fully in service and APS requests cost recovery in a future rate case.

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

On March 20, 2015, APS filed an application with the ACC requesting a budget of $68.9 million for 2015 and minor modifications to its DSM portfolio going forward, including for the first time three resource savings projects which reflect energy savings on APS's system. Consistent with the ACC’s March 11, 2014 order, APS intends to continue its other approved DSM programs in 2015.

On June 1, 2015, APS filed its 2016 DSM Plan requesting a budget of $68.9 million and minor modifications to its DSM portfolio to increase energy savings and cost effectiveness of the programs. The DSM Plan also proposed a reduction in the DSMAC of approximately 12%.

Electric Energy Efficiency. On June 27, 2013, the ACC voted to open a new docket investigating whether the Electric Energy Efficiency Standards should be modified.  The ACC held a series of three workshops in March and April 2014 to investigate methodologies used to determine cost effective energy efficiency programs, cost recovery mechanisms, incentives, and potential changes to the Electric Energy Efficiency and Resource Planning Rules.

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

Deregulation.  On May 9, 2013, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona.  The ACC subsequently opened a docket for this matter and received comments from a number of interested parties on the considerations involved in establishing retail electric deregulation in the state.  One of these considerations is whether various aspects of a deregulated market, including setting utility rates on a "market" basis, would be consistent with the requirements of the Arizona Constitution.  On September 11, 2013, after receiving legal advice from the ACC staff, the ACC voted 4-1 to close the current docket and await full Arizona Constitutional authority before any further examination of this matter.  The motion approved by the ACC also included opening one or more new dockets in the future to explore options to offer more rate choices to customers and innovative changes within the existing cost-of-service regulatory model that could include elements of competition.  The ACC opened a new docket on November 4, 2013, to explore technological advances and innovative changes within the electric utility industry.  A series of workshops in this docket were held in 2014 and early 2015. No further action has been taken by the ACC to date.

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

APS cannot predict the outcome of this filing. The proposed grid access charge adjustment is designed to moderate the cost shift discussed above on an interim basis until the issue is further addressed in APS’s next general rate case.

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

Other Subsidiaries.

Bright Canyon Energy. On July 31, 2014, Pinnacle West announced its creation of a wholly-owned subsidiary, BCE.  BCE will focus on new growth opportunities that leverage the Company’s core expertise in the electric energy industry.  BCE’s first initiative is a 50/50 joint venture with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company.  The joint venture, named TransCanyon, is pursuing independent transmission opportunities within the eleven states that comprise the Western Electricity Coordinating Council, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the venture partners’ utility affiliates.  The joint venture, in collaboration with SCE, submitted a bid into California Independent System Operator’s ("CAISO") competitive solicitation process to design, build, own and operate a new 500 kV transmission line between Arizona and California, the Delaney to Colorado River Transmission Line.  The CAISO announced the winner of the bidding process in early July. The TransCanyon/SCE bid was not selected. TransCanyon continues to pursue other transmission development opportunities in the western United States consistent with its strategy.

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

Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.2% for the six-month period ended June 30, 2015 compared with the prior-year period.  For the three years 2012 through 2014, APS’s customer growth averaged 1.3% per year. We currently expect annual customer growth to average in the range of 2.0-3.0% for 2015 through 2017 based on our assessment of modestly improving economic conditions in Arizona. Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, decreased 0.2% for the six-month period ended June 30, 2015 compared with the prior-year period, reflecting the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, partially offset by improving economic conditions and customer growth.  For the three years 2012 through 2014, APS experienced annual decreases in retail electricity sales averaging 0.2%, adjusted to exclude the effects of weather variations.  We currently estimate that annual retail electricity sales in kWh will increase on average in the range of 0.5-1.5% during 2015 through 2017, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A slower recovery of the Arizona economy could further impact these estimates.

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

Operating Results — Three-month period ended June 30, 2015 compared with three-month period ended June 30, 2014.

Our consolidated net income attributable to common shareholders for the three months ended June 30, 2015 was $123 million, compared with consolidated net income of $132 million for the prior-year period.  The results reflect a decrease of approximately $10 million for the regulated electricity segment primarily due to higher depreciation and amortization, the effects of weather, and lower transmission revenues, partially offset by the Four Corners related rate change and lower interest charges.

The following table presents net income attributable to common shareholders compared with the prior-year period:

	Three Months Ended June 30,
	2015	2014	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$608	$615	$(7)
Operations and maintenance	(211)	(211)	—
Depreciation and amortization	(123)	(105)	(18)
Taxes other than income taxes	(43)	(44)	1
All other income and expenses, net	9	10	(1)
Interest charges, net of allowance for borrowed funds used during construction	(44)	(48)	4
Income taxes	(68)	(75)	7
Less income related to noncontrolling interests (Note 6)	(5)	(9)	4
Regulated electricity segment net income	123	133	(10)
All other	—	(1)	1
Net Income Attributable to Common Shareholders	$123	$132	$(9)

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $7 million lower for the three months ended June 30, 2015 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Effects of weather	$(16)	$(5)	$(11)
Lower transmission revenues	(8)	—	(8)
Changes in long-term wholesale contracted sales	(11)	(7)	(4)
Four Corners related rate change	15	—	15
Miscellaneous items, net	4	3	1
Total	$(16)	$(9)	$(7)

Operations and maintenance.  Operations and maintenance expenses were comparable in total for the three months ended June 30, 2015 compared with the prior-year period and included the following:

•	A decrease of $18 million for lower employee benefit costs primarily related to lower costs for other postretirement benefits, group insurance claims, and stock compensation;

•
An increase of $10 million in fossil generation costs, primarily due to higher planned fossil plant maintenance costs as a result of more work being completed in the second quarter of 2015 compared with the second quarter of 2014; and

•	An increase of $8 million related to higher nuclear generation costs.

Depreciation and amortization.  Depreciation and amortization expenses were $18 million higher for the three months ended June 30, 2015 compared with the prior-year period primarily related to:

•	An increase of $6 million related to the 2015 amortization of the Four Corners cost deferrals and acquisition adjustment;

•	An increase of $5 million due to increased plant in service;

•	An increase of $5 million related to the regulatory treatment of the Palo Verde sale leaseback, which is offset in noncontrolling interests; and

•	An increase of $2 million due to other miscellaneous factors.

Interest charges, net of allowance for borrowed funds used during construction.  Interest charges, net of allowance for borrowed funds used during construction, decreased $4 million for the three months ended June 30, 2015 compared with the prior-year period, primarily because of lower interest rates in the current year.

Income Taxes.  Income taxes were $7 million lower for the three months ended June 30, 2015 compared with the prior-year period, primarily because of lower taxable income in the current year.

Operating Results — Six-month period ended June 30, 2015 compared with six-month period ended June 30, 2014.

Our consolidated net income attributable to common shareholders for the six months ended June 30, 2015 was $139 million, compared with consolidated net income of $148 million for the prior-year period.  The results reflect a decrease of approximately $9 million for the regulated electricity segment primarily due to higher depreciation and amortization, partially offset by the Four Corners related rate change and lower interest charges.

The following table presents net income attributable to common shareholders compared with the prior-year period:

	Six Months Ended June 30,
	2015	2014	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$1,056	$1,051	$5
Operations and maintenance	(426)	(424)	(2)
Depreciation and amortization	(244)	(207)	(37)
Taxes other than income taxes	(86)	(90)	4
All other income and expenses, net	13	15	(2)
Interest charges, net of allowance for borrowed funds used during construction	(88)	(97)	9
Income taxes	(76)	(81)	5
Less income related to noncontrolling interests (Note 6)	(9)	(18)	9
Regulated electricity segment net income	140	149	(9)
All other	(1)	(1)	—
Net Income Attributable to Common Shareholders	$139	$148	$(9)

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $5 million higher for the six months ended June 30, 2015 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Four Corners related rate change	$26	$—	$26
Changes in long-term wholesale contracted sales	(19)	(12)	(7)
Lower transmission revenues	(5)	—	(5)
Effects of weather	(5)	(1)	(4)
Lower retail sales due to changes in customer usage patterns and related pricing, partially offset by customer growth	(5)	(1)	(4)
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(24)	(22)	(2)
Miscellaneous items, net	1	—	1
Total	$(31)	$(36)	$5

Operations and maintenance.  Operations and maintenance expenses increased $2 million for the six months ended June 30, 2015 compared with the prior-year period primarily because of:

•
An increase of $16 million in fossil generation costs, primarily due to higher planned fossil plant maintenance costs as a result of more work being completed in the first half of 2015 compared with the first half of 2014;

•	An increase of $9 million related to higher nuclear generation costs;

•	A decrease of $22 million for lower employee benefit costs primarily related to lower costs for other postretirement benefits and stock compensation; and

•	A decrease of $1 million related to other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $37 million higher for the six months ended June 30, 2015 compared with the prior-year period primarily related to:

•	An increase of $11 million related to the 2015 amortization of the Four Corners cost deferrals and acquisition adjustment;

•	An increase of $9 million related to the absence of 2014 Four Corners cost deferrals;

•	An increase of $9 million due to increased plant in service;

•	An increase of $10 million related to the regulatory treatment of the Palo Verde sale leaseback, which is offset in noncontrolling interests; and

•	A decrease of $2 million due to other miscellaneous factors.

Interest charges, net of allowance for borrowed funds used during construction.  Interest charges, net of allowance for borrowed funds used during construction, decreased $9 million for the six months ended June 30, 2015 compared with the prior-year period, primarily because of lower interest rates in the current year.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At June 30, 2015, APS’s common equity ratio, as defined, was 55%.  Its total shareholder equity was approximately $4.5 billion, and total capitalization was approximately $8.2 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $3.3 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the six months ended June 30, 2015 and 2014 (dollars in millions):

Pinnacle West Consolidated

	Six Months Ended June 30,		Net
	2015	2014	Change
Net cash flow provided by operating activities	$394	$465	$(71)
Net cash flow used for investing activities	(509)	(393)	(116)
Net cash flow provided by (used for) financing activities	121	(72)	193
Net increase in cash and cash equivalents	$6	$—	$6

Arizona Public Service Company

	Six Months Ended June 30,		Net
	2015	2014	Change
Net cash flow provided by operating activities	$406	$487	$(81)
Net cash flow used for investing activities	(508)	(393)	(115)
Net cash flow provided by (used for) financing activities	106	(89)	195
Net increase in cash and cash equivalents	$4	$5	$(1)

Operating Cash Flows

Six-month period ended June 30, 2015 compared with six-month period ended June 30, 2014.  Pinnacle West’s consolidated net cash provided by operating activities was $394 million in 2015 compared to $465 million in 2014, a decrease of $71 million in net cash provided.  The decrease is primarily related to a $135 million income tax refund received in the first quarter of 2014. The decrease is partially offset by a $47 million change in cash collateral posted, and other changes in working capital.

Other.  Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 118% funded as of January 1, 2014 and 116% funded as of January 1, 2015.  Under GAAP, the qualified pension plan was 90% funded as of January 1, 2014 and 89% funded as of January 1, 2015. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have made voluntary contributions of $80 million to our pension plan year-to-date in 2015. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions totaling up to $300 million for the next three years (up to $100 million each year in 2015, 2016, and 2017).  We expect to make contributions of approximately $1 million in each of the next three years to our other postretirement benefit plans.

Investing Cash Flows

Six-month period ended June 30, 2015 compared with six-month period ended June 30, 2014.  Pinnacle West’s consolidated net cash used for investing activities was $509 million in 2015, compared to $393 million in 2014, an increase of $116 million in net cash used primarily related to increased capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2015	2016	2017
APS
Generation:
Nuclear Fuel	$78	$87	$79
Renewables	80	1	2
Environmental	43	178	180
New Gas Generation	62	81	264
Other Generation	176	184	204
Distribution	325	375	331
Transmission	192	113	146
Other (a)	100	92	79
Total APS	$1,056	$1,111	$1,285

(a)         Primarily information systems and facilities projects.

Generation capital expenditures are comprised of various improvements to APS’s existing fossil and nuclear plants.  Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment.  The estimated Renewables expenditures include 20 MW of utility-scale solar projects which were approved by the ACC in the 2014 RES Implementation Plan and the residential rooftop solar program.  We have not included estimated costs for Cholla’s compliance with MATS or EPA’s regional haze rule since we have challenged the regional haze rule judicially and we have proposed a compromise strategy to EPA, which, if approved, would allow us to avoid expenditures related to environmental control equipment. The portion of estimated costs through 2017 for installation of pollution control equipment needed to ensure Four Corners’ compliance with EPA’s regional haze rules have been included in the table above.  The portion of estimated costs through 2017 for incremental costs to comply with the CCR rule for Four Corners and Cholla have also been included in the table above. On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. The table above does not include capital expenditures related to El Paso's 7% interest in Four Corners Units 4 and 5 of $3 million in 2015, $21 million in 2016 and $26 million in 2017. We are monitoring the status of other environmental matters, which, depending on their final outcome, could require modification to our planned environmental expenditures.

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

Financing Cash Flows and Liquidity

Six-month period ended June 30, 2015 compared with six-month period ended June 30, 2014.  Pinnacle West’s consolidated net cash provided by financing activities was $121 million in 2015, compared to $72 million of net cash used in 2014, an increase of $193 million in net cash provided.  The increase in net cash provided by financing activities is primarily due to $159 million lower repayments of long-term debt and $64 million higher issuances of long-term debt.

Significant Financing Activities.  On June 17, 2015, the Pinnacle West Board of Directors declared a dividend of $0.595 per share of common stock, payable on September 1, 2015 to shareholders of record on August 3, 2015.

On January 12, 2015, APS issued $250 million of 2.20% unsecured senior notes that mature on January 15, 2020. The net proceeds from the sale were used to repay commercial paper borrowings and replenish cash used to fund capital expenditures.

On May 19, 2015, APS issued $300 million of 3.15% unsecured senior notes that mature on May 15, 2025. The net proceeds from the sale were used to repay short-term indebtedness consisting of commercial paper borrowings and drawings under our revolving credit facilities, incurred in connection with the payment at maturity of our $300 million aggregate principal amount of 4.65% Notes due May 15, 2015.

On May 28, 2015, APS purchased all $32 million of Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series B, due 2029 in connection with the mandatory tender provisions for this indebtedness.

On June 26, 2015, APS entered into a $50 million term loan facility that matures June 26, 2018. Interest rates are based on APS’s senior unsecured debt credit ratings. APS used the proceeds to repay and refinance existing short-term indebtedness.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

Pinnacle West's $200 million revolving credit facility matures in May 2019.  At June 30, 2015, the facility was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the size of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At June 30, 2015, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

At June 30, 2015, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that matures in April 2018 and a $500 million facility that matures in May 2019.  APS may increase the size of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At June 30, 2015, APS had $158 million of commercial paper outstanding and no outstanding borrowings or letters of credit under these credit facilities.

See "Financial Assurances" in Note 8 for a discussion of APS’s separate outstanding letters of credit.

Other Financing Matters. See Note 3 for information regarding the PSA approved by the ACC.

See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At June 30, 2015, the ratio was approximately 48% for Pinnacle West and 46% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

Neither Pinnacle West’s nor APS’s financing agreements contain "rating triggers" that would result in an acceleration of the required interest and principal payments in the event of a rating downgrade.  However, our bank credit agreements and term loan facilities contain a pricing grid in which the interest rates we pay for borrowings thereunder are determined by our current credit ratings.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of July 24, 2015 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	A3	A-	A-
Commercial paper	P-2	A-2	F2
Outlook	Stable	Stable	Stable

APS
Corporate credit rating	A2	A-	A-
Senior unsecured	A2	A-	A
Secured lease obligation bonds	A2	A-	A
Commercial paper	P-1	A-2	F2
Outlook	Stable	Stable	Stable

Off-Balance Sheet Arrangements

See Note 6 for a discussion of the impacts on our financial statements of consolidating certain VIEs.

Contractual Obligations

During the quarter our purchase obligations have increased by about $170 million relating to gas generation projects. The expected payments to be made are $26 million in 2015, $89 million in 2016, $46 million in 2017, and $9 million in 2018.

Other than the item described above, there have been no material changes outside the normal course of business in contractual obligations from the information provided in our 2014 Form 10-K.

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

OTHER ACCOUNTING MATTERS

We are currently evaluating the impacts of adopting two new accounting standards: consolidation analysis guidance that will be adopted on January 1, 2016, and revenue recognition guidance that will be effective for us on January 1, 2018. Additionally, new guidance relating to balance sheet presentation of debt issuance costs will be effective for us during the first quarter of 2016. See Note 13.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the six months ended June 30, 2015 and 2014 (dollars in millions):

	Six Months Ended June 30,
	2015	2014
Mark-to-market of net positions at beginning of year	$(115)	$(73)
Decrease (increase) in regulatory asset/liability	(18)	21
Recognized in OCI:
Mark-to-market losses realized during the period	3	8
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(130)	$(44)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at June 30, 2015 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

See Note 1, "Derivative Accounting" and "Fair Value Measurements," in Item 8 of our 2014 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2015	2016	2017	2018	2019	Years thereafter	Total fair value
Observable prices provided by other external sources	$(34)	$(29)	$(20)	$(4)	$—	$—	$(87)
Prices based on unobservable inputs	(8)	(14)	(8)	(6)	(5)	(2)	(43)
Total by maturity	$(42)	$(43)	$(28)	$(10)	$(5)	$(2)	$(130)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 (dollars in millions):

	June 30, 2015 Gain (Loss)		December 31, 2014 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) or OCI (a)
Electricity	$2	$(2)	$3	$(3)
Natural gas	37	(37)	29	(29)
Total	$39	$(39)	$32	$(32)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2015.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of June 30, 2015.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

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

Item 5.                OTHER INFORMATION

Environmental Matters

See "Environmental Matters - Mercury and Air Toxic Standards" in Note 8 for information regarding a recent United States Supreme Court decision related to MATS.

Item 6.                 EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description
10.1	Pinnacle West APS
Term Loan Agreement dated as of June 26, 2015 among Arizona Public Service Company, as Borrower, Toronto Dominion (Texas) LLC, as Agent, Citibank, N.A., as Syndication Agent, and such institutions compromising the lenders party thereto

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated: July 30, 2015	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated: July 30, 2015	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)