Form 10-Q
period 2015-09-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2015-10-30
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

PINNACLE WEST CAPITAL CORPORATION

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

ARIZONA PUBLIC SERVICE COMPANY

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of October 23, 2015: 110,849,752
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of October 23, 2015: 71,264,947

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as "estimate," "predict," "may," "believe," "plan," "expect," "require," "intend," "assume" and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("2014 Form 10-K"), Part II, Item 1A of this report and in Part I, Item 2 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report, these factors include, but are not limited to:

•	our ability to manage capital expenditures and operations and maintenance costs while maintaining high reliability and customer service levels;

•
variations in demand for electricity, including those due to weather, the general economy, customer and sales growth (or decline), and the effects of energy conservation measures and distributed generation;

•	power plant and transmission system performance and outages;

•	competition in retail and wholesale power markets;

•	regulatory and judicial decisions, developments and proceedings;

•	new legislation or regulation, including those relating to environmental requirements, nuclear plant operations and potential deregulation of retail electric markets;

•	fuel and water supply availability;

•	our ability to achieve timely and adequate rate recovery of our costs, including returns on debt and equity capital;

•	our ability to meet renewable energy and energy efficiency mandates and recover related costs;

•	risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainty;

•	current and future economic conditions in Arizona, particularly in real estate markets;

•	the development of new technologies which may affect electric sales or delivery;

•	the cost of debt and equity capital and the ability to access capital markets when required;

•	environmental and other concerns surrounding coal-fired generation;

•	volatile fuel and purchased power costs;

•	the investment performance of the assets of our nuclear decommissioning trust, pension, and other postretirement benefit plans and the resulting impact on future funding requirements;

•	the liquidity of wholesale power markets and the use of derivative contracts in our business;

•	potential shortfalls in insurance coverage;

•	new accounting requirements or new interpretations of existing requirements;

•	generation, transmission and distribution facility and system conditions and operating costs;

•	the ability to meet the anticipated future need for additional generation and associated transmission facilities in our region;

•
the willingness or ability of our counterparties, power plant participants and power plant land owners to meet contractual or other obligations or extend the rights for continued power plant operations; and

•	restrictions on dividends or other provisions in our credit agreements and Arizona Corporation Commission ("ACC") orders.

These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2014 Form 10-K and in Part II, Item 1A of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,
	2015	2014

OPERATING REVENUES	$1,199,146	$1,172,667

OPERATING EXPENSES
Fuel and purchased power	363,847	382,361
Operations and maintenance	220,449	223,418
Depreciation and amortization	125,625	103,660
Taxes other than income taxes	43,241	40,850
Other expenses	873	603
Total	754,035	750,892
OPERATING INCOME	445,111	421,775
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	7,645	7,038
Other income (Note 9)	139	2,366
Other expense (Note 9)	(5,538)	(4,193)
Total	2,246	5,211
INTEREST EXPENSE
Interest charges	49,342	47,626
Allowance for borrowed funds used during construction	(3,518)	(3,479)
Total	45,824	44,147
INCOME BEFORE INCOME TAXES	401,533	382,839
INCOME TAXES	139,555	134,753
NET INCOME	261,978	248,086
Less: Net income attributable to noncontrolling interests (Note 6)	4,862	4,125
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$257,116	$243,961

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	111,036	110,686
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	111,616	111,103

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$2.32	$2.20
Net income attributable to common shareholders — diluted	$2.30	$2.20

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,
	2015	2014

NET INCOME	$261,978	$248,086

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $96 and $58	(151)	(91)
Reclassification of net realized loss, net of tax benefit of $567 and $3,833	892	5,939
Pension and other postretirement benefits activity, net of tax expense of $553 and $3,852	869	5,967
Total other comprehensive income	1,610	11,815

COMPREHENSIVE INCOME	263,588	259,901
Less: Comprehensive income attributable to noncontrolling interests	4,862	4,125

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$258,726	$255,776

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Nine Months Ended September 30,
	2015	2014

OPERATING REVENUES	$2,761,013	$2,765,182

OPERATING EXPENSES
Fuel and purchased power	868,561	923,001
Operations and maintenance	646,358	647,522
Depreciation and amortization	369,313	310,582
Taxes other than income taxes	129,489	130,699
Other expenses	2,524	2,320
Total	2,016,245	2,014,124
OPERATING INCOME	744,768	751,058
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	26,214	21,979
Other income (Note 9)	549	7,514
Other expense (Note 9)	(12,433)	(9,385)
Total	14,330	20,108
INTEREST EXPENSE
Interest charges	146,069	152,346
Allowance for borrowed funds used during construction	(12,056)	(11,039)
Total	134,013	141,307
INCOME BEFORE INCOME TAXES	625,085	629,859
INCOME TAXES	214,873	215,698
NET INCOME	410,212	414,161
Less: Net income attributable to noncontrolling interests (Note 6)	14,072	21,976
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$396,140	$392,185

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	110,984	110,579
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	111,490	110,962

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$3.57	$3.55
Net income attributable to common shareholders — diluted	$3.55	$3.53

DIVIDENDS DECLARED PER SHARE	$1.19	$1.14

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014

NET INCOME	$410,212	$414,161

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $392 and $566	(926)	(472)
Reclassification of net realized loss, net of tax benefit of $1,490 and $6,417	3,742	11,009
Pension and other postretirement benefits activity, net of tax expense of $1,345 and $3,724	1,335	5,114
Total other comprehensive income	4,151	15,651

COMPREHENSIVE INCOME	414,363	429,812
Less: Comprehensive income attributable to noncontrolling interests	14,072	21,976

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$400,291	$407,836

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,007	$7,604
Customer and other receivables	362,185	297,740
Accrued unbilled revenues	162,269	100,533
Allowance for doubtful accounts	(3,721)	(3,094)
Materials and supplies (at average cost)	234,987	218,889
Fossil fuel (at average cost)	43,536	37,097
Deferred income taxes	57,857	122,232
Income tax receivable (Note 5)	—	3,098
Assets from risk management activities (Note 7)	13,654	13,785
Deferred fuel and purchased power regulatory asset (Note 3)	—	6,926
Other regulatory assets (Note 3)	139,766	129,808
Other current assets	38,439	38,817
Total current assets	1,061,979	973,435
INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 7)	15,308	17,620
Nuclear decommissioning trust (Note 12)	712,011	713,866
Other assets	52,486	54,047
Total investments and other assets	779,805	785,533
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	15,997,447	15,543,063
Accumulated depreciation and amortization	(5,537,860)	(5,397,751)
Net	10,459,587	10,145,312
Construction work in progress	752,296	682,807
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	118,352	121,255
Intangible assets, net of accumulated amortization	134,937	119,755
Nuclear fuel, net of accumulated amortization	137,519	125,201
Total property, plant and equipment	11,602,691	11,194,330
DEFERRED DEBITS
Regulatory assets (Note 3)	1,102,327	1,054,087
Assets for other postretirement benefits (Note 4)	172,983	152,290
Other	155,233	153,857
Total deferred debits	1,430,543	1,360,234

TOTAL ASSETS	$14,875,018	$14,313,532

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2015	December 31, 2014
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$233,970	$295,211
Accrued taxes (Note 5)	250,679	140,613
Accrued interest	40,045	52,603
Common dividends payable	—	65,790
Short-term borrowings (Note 2)	57,000	147,400
Current maturities of long-term debt (Note 2)	411,433	383,570
Customer deposits	72,455	72,307
Liabilities from risk management activities (Note 7)	74,637	59,676
Deferred fuel and purchased power regulatory liability (Note 3)	12,222	—
Liabilities for asset retirements (Note 15)	26,875	32,462
Other regulatory liabilities (Note 3)	135,970	130,549
Other current liabilities	208,076	178,962
Total current liabilities	1,523,362	1,559,143
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 2)	3,257,347	3,031,215
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,673,394	2,582,636
Regulatory liabilities (Note 3)	995,757	1,051,196
Liabilities for asset retirements (Note 15)	421,949	358,288
Liabilities for pension benefits (Note 4)	383,801	453,736
Liabilities from risk management activities (Note 7)	96,360	50,602
Customer advances	121,905	123,052
Coal mine reclamation	201,040	198,292
Deferred investment tax credit	188,149	178,607
Unrecognized tax benefits (Note 5)	36,634	19,377
Other	184,001	188,286
Total deferred credits and other	5,302,990	5,204,072
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 110,900,630 and 110,649,762 issued at respective dates	2,529,019	2,512,970
Treasury stock at cost; 53,559 and 78,400 shares at respective dates	(1,765)	(3,401)
Total common stock	2,527,254	2,509,569
Retained earnings	2,190,387	1,926,065
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(56,421)	(57,756)
Derivative instruments	(7,569)	(10,385)
Total accumulated other comprehensive loss	(63,990)	(68,141)
Total shareholders’ equity	4,653,651	4,367,493
Noncontrolling interests (Note 6)	137,668	151,609
Total equity	4,791,319	4,519,102

TOTAL LIABILITIES AND EQUITY	$14,875,018	$14,313,532
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$410,212	$414,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	428,121	371,722
Deferred fuel and purchased power	(137)	(26,880)
Deferred fuel and purchased power amortization	19,284	31,724
Allowance for equity funds used during construction	(26,214)	(21,979)
Deferred income taxes	168,071	136,777
Deferred investment tax credit	9,542	25,206
Change in derivative instruments fair value	(261)	300
Changes in current assets and liabilities:
Customer and other receivables	(107,263)	(149,053)
Accrued unbilled revenues	(61,736)	(59,240)
Materials, supplies and fossil fuel	(22,537)	(3,346)
Income tax receivable	3,098	135,517
Other current assets	1,994	(4,428)
Accounts payable	(53,247)	(7,171)
Accrued taxes	110,066	118,934
Other current liabilities	16,952	48,407
Change in margin and collateral accounts — assets	(1,291)	(475)
Change in margin and collateral accounts — liabilities	30,678	(20,875)
Change in unrecognized tax benefits	(9,276)	1,744
Change in other long-term assets	15,042	(50,005)
Change in other long-term liabilities	(109,725)	(54,122)
Net cash flow provided by operating activities	821,373	886,918
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(778,700)	(618,658)
Contributions in aid of construction	33,982	8,537
Allowance for borrowed funds used during construction	(12,056)	(11,039)
Proceeds from nuclear decommissioning trust sales	330,304	269,276
Investment in nuclear decommissioning trust	(343,488)	(282,212)
Other	(2,830)	339
Net cash flow used for investing activities	(772,788)	(633,757)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	600,000	574,126
Repayment of long-term debt	(344,847)	(503,583)
Short-term borrowings and payments — net	(90,400)	(133,975)
Dividends paid on common stock	(192,466)	(187,778)
Common stock equity issuance	12,543	14,860
Distributions to noncontrolling interest	(28,012)	(15,869)
Other	—	3
Net cash flow used for financing activities	(43,182)	(252,216)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,403	945

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,604	9,526

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,007	$10,471
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2014	110,280,703	$2,491,558	(98,944)	$(4,308)	$1,785,273	$(78,053)	$145,990	$4,340,460
Net income		—		—	392,185	—	21,976	414,161
Other comprehensive income		—		—	—	15,651	—	15,651
Dividends on common stock		—		—	(125,250)	—	—	(125,250)
Issuance of common stock	188,253	10,659		—	—	—	—	10,659
Purchase of treasury stock (a)		—	(83,639)	(4,598)	—	—	—	(4,598)
Reissuance of treasury stock for stock-based compensation and other		—	160,290	8,800	(1)	—	—	8,799
Net capital activities by noncontrolling interests		—		—	—	—	(15,869)	(15,869)
Balance, September 30, 2014	110,468,956	$2,502,217	(22,293)	$(106)	$2,052,207	$(62,402)	$152,097	$4,644,013

Balance, January 1, 2015	110,649,762	$2,512,970	(78,400)	$(3,401)	$1,926,065	$(68,141)	$151,609	$4,519,102
Net income		—		—	396,140	—	14,072	410,212
Other comprehensive income		—		—	—	4,151	—	4,151
Dividends on common stock		—		—	(131,818)	—	—	(131,818)
Issuance of common stock	250,868	16,049		—	—	—	—	16,049
Purchase of treasury stock (a)		—	(93,280)	(6,096)	—	—	—	(6,096)
Reissuance of treasury stock for stock-based compensation and other		—	118,121	7,732	—	—	—	7,732
Net capital activities by noncontrolling interests		—		—	—	—	(28,013)	(28,013)
Balance, September 30, 2015	110,900,630	$2,529,019	(53,559)	$(1,765)	$2,190,387	$(63,990)	$137,668	$4,791,319
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

Our condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in these notes) that we believe are necessary for the fair presentation of our financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such regulations, although we believe that the disclosures provided are adequate to make the interim information presented not misleading. The accompanying condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash paid (received) during the period for:
Income taxes, net of refunds	$2,692	$(131,154)
Interest, net of amounts capitalized	143,116	145,285
Significant non-cash investing and financing activities:
Accrued capital expenditures	$36,718	$24,135

2.	Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle West

Pinnacle West's $200 million revolving credit facility matures in May 2019.  At September 30, 2015, the facility was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the size of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At September 30, 2015, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

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

On September 2, 2015, APS replaced its $500 million revolving credit facility that would have matured in April 2018, with a new $500 million facility that matures in September 2020.

On October 27, 2015, notice was given that all Navajo County, Arizona Pollution Control Corporation Revenue Refunding Bonds (Arizona Public Service Company Cholla Project), 2009 Series A, approximately $38 million in principal amount, have been called for optional redemption on November 17, 2015. These bonds are classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at September 30, 2015.

At September 30, 2015, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that matures in September 2020 and a $500 million facility that matures in May 2019.  APS may increase the size of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At September 30, 2015, APS had $57 million of commercial paper outstanding and no outstanding borrowings or letters of credit under these credit facilities.

See "Financial Assurances" in Note 8 for a discussion of APS’s separate outstanding letters of credit.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Fair Value

Our long-term debt fair value estimates are based on quoted market prices for the same or similar issues, and are classified within Level 2 of the fair value hierarchy.  Certain of our debt instruments contain third-party credit enhancements and, in accordance with GAAP, we do not consider the effect of these credit enhancements when determining fair value.  The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in millions):

	As of September 30, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$125	$125	$125	$125
APS	3,544	3,869	3,290	3,714
Total	$3,669	$3,994	$3,415	$3,839

Debt Provisions

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At September 30, 2015, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $4.8 billion, and total capitalization was approximately $8.5 billion.  APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $3.4 billion, assuming APS’s total capitalization remains the same.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2012, APS filed its 2013 DSM Plan.  In 2013, the standards required APS to achieve cumulative energy savings equal to 5% of its 2012 retail energy sales.  Later in 2012, APS filed a supplement to its plan that included a proposed budget for 2013 of $87.6 million.

On March 11, 2014, the ACC issued an order approving APS’s 2013 DSM Plan.  The ACC approved a budget of $68.9 million for each of 2013 and 2014.  The ACC also approved a Resource Savings Initiative that allows APS to count towards compliance with the ACC Electric Energy Efficiency Standards, savings from improvements to APS’s transmission and delivery system, generation and facilities that have been approved through a DSM Plan.

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

PSA Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2015 and 2014 (dollars in millions):

	Nine Months Ended September 30,
	2015	2014
Beginning balance	$7	$21
Deferred fuel and purchased power costs — current period	—	27
Amounts charged to customers	(19)	(32)
Ending balance	$(12)	$16

The PSA rate for the PSA year beginning February 1, 2015 is $0.000887 per kWh, as compared to $0.001557 per kWh for the prior year.  This new rate is comprised of a forward component of $0.001131 per kWh and a historical component of $(0.000244) per kWh.  On October 15, 2015, APS notified the ACC that it

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

intends to initiate a PSA transition component of $(0.004936) per kWh for the months of November 2015, December 2015, and January 2016. The PSA transition component is a mid-year adjustment to the PSA rate that may be established when conditions change sufficiently to cause high balances to accrue in the PSA balancing account. Any uncollected (overcollected) deferrals during the PSA year, after accounting for the transition component, will be included in the calculation of the PSA rate for the PSA year beginning February 1, 2016.

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

The formula rate is updated each year effective June 1 on the basis of APS’s actual cost of service, as disclosed in APS’s FERC Form 1 report for the previous fiscal year.  Items to be updated include actual capital expenditures made as compared with previous projections, transmission revenue credits and other items.  The resolution of proposed adjustments can result in significant volatility in the revenues to be collected.  APS reviews the proposed formula rate filing amounts with the ACC staff.  Any items or adjustments which are not agreed to by APS and the ACC staff can remain in dispute until settled or litigated at FERC.  Settlement or litigated resolution of disputed issues could require an extended period of time and could have a significant effect on the Retail Transmission Charges because any adjustment, though applied prospectively, may be calculated to account for previously over- or under-collected amounts.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 2, 2015, APS filed an application with the ACC seeking to increase the fixed grid access charge to $3.00 per kilowatt, or approximately $21 per month for a typical new residential solar customer, effective August 1. In August 2015, the ACC ordered that a hearing be held to evaluate the merits of APS's April proposal. APS subsequently requested that the ACC redirect its focus to APS’s cost to serve customers with rooftop solar and offered to withdraw its request to reset the grid access charge if such a cost of service proceeding could be expeditiously conducted.

On October 20, 2015, the ACC voted to rescind their earlier decision to hold a hearing regarding APS’s request, dismissed APS’s request to increase its grid access charge, and closed the docket in which the request was filed.  The ACC voted to conduct a generic evidentiary hearing on the value and cost of distributed generation to gather information which will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A procedural conference will be held to determine both a schedule for the hearing and the scope of the issues to be discussed at hearing.  APS cannot predict the outcome of this proceeding.

Appellate Review of Third-Party Regulatory Decision ("System Improvement Benefits" or "SIB")

In a recent appellate challenge to an ACC rate decision involving a water company, the Arizona Court of Appeals considered the question of how the ACC should determine the “fair value” of a utility’s property, as specified in the Arizona Constitution, in connection with authorizing the recovery of costs through rate adjustors outside of a rate case.  The Court of Appeals reversed the ACC’s method of finding fair value in that case, and raised questions concerning the relationship between the need for fair value findings and the recovery of capital and certain other utility costs through adjustors. The ACC has sought review by the Arizona Supreme Court of this decision.  If the Supreme Court declines to review the case, or the decision is upheld by the

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supreme Court without modification, certain APS rate adjusters may be negatively impacted and may no longer operate as they do currently. This could in turn have a significant impact on APS’ ability to recover certain costs in between rate cases. APS intends to support the ACC’s petition to the Supreme Court for review of the Court of Appeals’ decision, but cannot predict the outcome of this matter.

Four Corners

On December 30, 2013, APS purchased Southern California Edison Company's ("SCE’s") 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013. On December 23, 2014, the ACC approved rate adjustments resulting in a revenue increase of $57.1 million on an annual basis.  This includes the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase through its inclusion in rates.  The 2012 Settlement Agreement also provides for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $72 million as of September 30, 2015 and is being amortized in rates over 10 years. On February 23, 2015, the Arizona School Boards Association and the Association of Business Officials filed a notice of appeal in Division 1 of the Arizona Court of Appeals of the ACC decision approving the rate adjustments. APS has intervened and is actively participating in the proceeding. We cannot predict when or how this appeal will be resolved; however, the eventual outcome of the SIB matter discussed above could have an effect on the outcome of this proceeding.

As part of APS’s acquisition of SCE’s interest in Units 4 and 5, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination.  APS and SCE negotiated an alternate arrangement under which SCE would assign its 1,555 MW capacity rights over the Arizona Transmission System to third-parties, including 300 MW to APS’s marketing and trading group.  However, this alternative arrangement was not approved by FERC.  APS and SCE continue to evaluate potential paths forward.  APS believes that the original denial by FERC of rate recovery under the Transmission Termination Agreement constitutes the failure of a condition that relieves APS of its obligations under that agreement.  If APS and SCE are unable to determine a resolution through negotiation, the Transmission Termination Agreement requires that disputes be resolved through arbitration.  APS is unable to predict the outcome of this matter if it proceeds to arbitration.  If the matter proceeds to arbitration and APS is not successful, APS may be required to record a charge to its results of operations.

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
APS closed Cholla Unit 2 on October 1, 2015. APS believes it will be allowed recovery of the remaining net book value of Unit 2 ($124 million as of September 30, 2015), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of Cholla Unit 2, all or a portion of the regulatory asset will be written off and APS’s net income, cash flows, and financial position will be negatively impacted.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in millions):

	Remaining Amortization Period	September 30, 2015		December 31, 2014
		Current	Non-Current	Current	Non-Current
Pension benefits	(a)	$—	$498	$—	$485
Income taxes — allowance for funds used during construction ("AFUDC") equity	2044	5	132	5	118
Deferred fuel and purchased power — mark-to-market (Note 7)	2018	63	73	51	46
Transmission vegetation management	2016	7	—	9	5
Coal reclamation	2026	—	6	—	7
Palo Verde VIEs (Note 6)	2046	—	22	—	35
Deferred compensation	2036	—	36	—	34
Deferred fuel and purchased power (b) (c)	2015	—	—	7	—
Tax expense of Medicare subsidy	2024	2	12	2	14
Loss on reacquired debt	2034	1	15	1	16
Income taxes — investment tax credit basis adjustment	2044	2	49	2	46
Four Corners cost deferral	2024	7	65	7	70
Lost fixed cost recovery (b)	2016	43	—	38	—
Retired power plant costs	2033	10	130	10	136
Deferred property taxes	(d)	—	46	—	30
Other	Various	—	18	6	12
Total regulatory assets (e)		$140	$1,102	$138	$1,054

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in millions):

	Remaining Amortization Period	September 30, 2015		December 31, 2014
		Current	Non-Current	Current	Non-Current
Removal costs	(a)	$41	$244	$31	$273
Asset retirement obligations	2045	—	259	—	296
Renewable energy standard (b)	2017	28	21	25	23
Income taxes — change in rates	2043	1	70	—	72
Spent nuclear fuel	2047	3	68	5	66
Deferred gains on utility property	2019	2	7	2	8
Income taxes — deferred investment tax credit	2043	3	98	4	93
Deferred fuel and purchased power (b) (c)	2016	12	—	—	—
Demand side management (b)	2017	17	20	31	—
Other postretirement benefits	(d)	33	181	32	199
Other	Various	8	28	1	21
Total regulatory liabilities		$148	$996	$131	$1,051

(a)	In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal.

(b)	See "Cost Recovery Mechanisms" discussion above.

(c)	Subject to a carrying charge.

(d)	See Note 4.

4.	Retirement Plans and Other Benefits

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

Certain pension and other postretirement benefit costs in excess of amounts recovered in electric retail rates were deferred in 2011 and 2012 as a regulatory asset for future recovery, pursuant to APS’s 2009 retail rate case settlement.  Pursuant to this order, we began amortizing the regulatory asset over three years beginning in July 2012.  We have completed amortizing these costs as of June 30, 2015. We amortized approximately $2 million for the three months ended September 30, 2014. We have amortized $4 million and $6 million for the nine months ended September 30, 2015 and 2014, respectively. The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged or amortized to the regulatory asset) (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost — benefits earned during the period	$15	$13	$45	$40	$4	$5	$13	$14
Interest cost on benefit obligation	31	32	93	97	7	12	21	35
Expected return on plan assets	(45)	(39)	(134)	(119)	(9)	(13)	(28)	(38)
Amortization of:
Prior service cost	—	—	—	—	(9)	—	(29)	—
Net actuarial loss	8	3	23	8	1	—	4	—
Net periodic benefit cost	$9	$9	$27	$26	$(6)	$4	$(19)	$11
Portion of cost charged to expense	$4	$5	$16	$16	$(3)	$3	$(7)	$8

Contributions

We have made voluntary contributions of $100 million to our pension plan year-to-date in 2015. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions totaling up to $200 million for the next two years (up to $100 million each year in 2016 and 2017).  We expect to make contributions of approximately $1 million in each of the next three years to our other postretirement benefit plans.

5.	Income Taxes

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property.  These final regulations apply to tax years beginning on or after January 1, 2014.  Several of the provisions within the regulations required a tax accounting method change which was filed with the IRS on September 11, 2015. The impact of these final regulations was materially consistent with the estimated tax-effected cumulative effect adjustment of approximately $82 million that was accounted for as a reduction to net deferred income taxes in the Condensed Consolidated Balance Sheets as of December 31, 2014.

Net income associated with the Palo Verde sale leaseback variable interest entities is not subject to tax (see Note 6).  As a result, there is no income tax expense associated with the VIEs recorded on the Condensed Consolidated Statements of Income.

As of September 30, 2015, the tax year ended December 31, 2012 and all subsequent tax years remain subject to examination by the IRS.  With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2009.

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation and interest expense, resulting in an increase in net income for the three and nine months ended September 30, 2015 of $5 million and $14 million, respectively, and for the three and nine months ended September 30, 2014 of $4 million and $22 million, respectively, entirely attributable to the noncontrolling interests. The income attributable to the noncontrolling interests decreased for the nine months ended September 30, 2015 compared with the prior-year period because of lower rent income resulting from the July 7, 2014 lease extensions.

In accordance with the regulatory treatment, higher depreciation expense and a regulatory liability were recorded in consolidation to offset the decrease in the noncontrolling interests’ share of net income that resulted from the lease extensions. Accordingly, income attributable to Pinnacle West shareholders was not impacted by the consolidation or the lease extensions. Consolidation of these VIEs also results in changes to our Condensed Consolidated Statements of Cash Flows, but does not impact net cash flows.

Our Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 include the following amounts relating to the VIEs (in millions):

	September 30, 2015	December 31, 2014
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$118	$121
Current maturities of long-term debt	1	13
Equity — Noncontrolling interests	138	152

Assets of the VIEs are restricted and may only be used to settle the VIEs’ debt obligations and for payment to the noncontrolling interest holders.  Other than the VIEs’ assets reported on our consolidated financial statements, the creditors of the VIEs have no other recourse to the assets of APS or Pinnacle West, except in certain circumstances such as a default by APS under the lease.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the United States Nuclear Regulatory Commission ("NRC") issuing specified violation orders with respect to Palo Verde or the

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants, assume the VIEs’ debt, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event had occurred as of September 30, 2015, APS would have been required to pay the noncontrolling equity participants approximately $114 million and assume $1 million of debt.  Since APS consolidates these VIEs, the debt APS would be required to assume is already reflected in our Condensed Consolidated Balance Sheets. If such an event were to occur during the lease extension period, APS would be required to pay the noncontrolling equity participants approximately $288 million beginning in 2016, and up to $456 million over the lease extension term.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2015, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	2,926	GWh
Gas	178	Billion cubic feet

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Financial Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts		2015	2014	2015	2014
Gain (loss) recognized in OCI on derivative instruments (effective portion)	OCI — derivative instruments	$(247)	$(149)	$(534)	$94
Loss reclassified from accumulated OCI into income (effective portion realized) (a)	Fuel and purchased power (b)	(1,459)	(9,772)	(5,232)	(17,426)

(a)	During the three and nine months ended September 30, 2015 and 2014, we had no amounts reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)	Amounts are before the effect of PSA deferrals.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Financial Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts		2015	2014	2015	2014
Net gain recognized in income	Operating revenues (a)	$560	$273	$445	$335
Net loss recognized in income	Fuel and purchased power (a)	(50,909)	(23,915)	(85,099)	(1,003)
Total		$(50,349)	$(23,642)	$(84,654)	$(668)

(a)	Amounts are before the effect of PSA deferrals.

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

The significant majority of our derivative instruments are not currently designated as hedging instruments.  The Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, each include gross liabilities of $4 million of derivative instruments designated as hedging instruments.

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of September 30, 2015 and December 31, 2014.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015: (Dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current assets	$32,129	$(18,885)	$13,244	$410	$13,654
Investments and other assets	18,418	(4,340)	14,078	1,230	15,308
Total assets	50,547	(23,225)	27,322	1,640	28,962

Current liabilities	(99,301)	32,785	(66,516)	(8,121)	(74,637)
Deferred credits and other	(100,700)	4,340	(96,360)	—	(96,360)
Total liabilities	(200,001)	37,125	(162,876)	(8,121)	(170,997)
Total	$(149,454)	$13,900	$(135,554)	$(6,481)	$(142,035)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	Includes cash collateral provided to counterparties of $13,900.

(c)
Represents cash collateral, cash margin and option premiums that are not subject to offsetting.  Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $8,121, cash margin provided to counterparties of $410 and option premiums of $1,230.

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

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties.  We have risk management contracts with many counterparties, including one counterparty for which our exposure represents approximately 91% of Pinnacle West’s $29 million of risk management assets as of September 30, 2015.  This exposure relates to a long-term traditional wholesale contract with a counterparty that has a high credit quality.  Our risk management process assesses and monitors the financial exposure of all counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at September 30, 2015 (dollars in millions):

September 30, 2015
Aggregate fair value of derivative instruments in a net liability position	$200
Cash collateral posted	14
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	112

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

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

APS’s first claim made pursuant to the terms of the August 18, 2014 settlement agreement, which was for the period July 1, 2011 through June 30, 2014, and was for $42.0 million (APS’s share of this amount was $12.2 million), was received on June 1, 2015. APS's $12.2 million share was recorded as an adjustment to a regulatory liability and had no impact on income. APS’s second claim made pursuant to the terms of the August 18, 2014 settlement agreement, which was for the period July 1, 2014 through June 30, 2015, and is estimated to be $12.0 million (APS's share of this amount would be $3.5 million), will be submitted to the DOE in the fourth quarter of 2015.

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

The Palo Verde participants maintain "all risk" (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination.  APS has also secured insurance against portions of any increased cost of replacement generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited ("NEIL").  APS is subject to retrospective premium assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds.  The maximum amount APS could incur under the current NEIL policies totals approximately $23.1 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $61.6 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations

During 2015 our purchase obligations increased by about $170 million relating to gas generation projects at our Ocotillo plant and $359 million relating to selective catalytic reduction control technologies at our Four Corners Plant. The expected payments to be made relating to these additional purchase obligations are $42 million in 2015, $269 million in 2016, $176 million in 2017, and $42 million in 2018.

Other than the items described above, there have been no material changes, as of September 30, 2015, outside the normal course of business in contractual obligations from the information provided in our 2014 Form 10-K. See Note 2 for discussion regarding changes in our long-term debt obligations.

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

On September 6, 2013, a purported consumer class action complaint was filed in Federal District Court in San Diego, California, naming APS and Pinnacle West as defendants and seeking damages for loss of perishable inventory and sales as a result of interruption of electrical service.  APS and Pinnacle West filed a

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

motion to dismiss, which the court granted on December 9, 2013.  On January 13, 2014, the plaintiffs appealed the lower court’s decision.  The appeal is now fully briefed and pending before the United States Court of Appeals for the Ninth Circuit.  We believe the District Court's decision will be upheld on appeal, but cannot predict the outcome at the appellate court. If the District Court's decision is reversed, the case would be remanded for discovery and trial, and there is insufficient information at this time to reasonably estimate any possible loss or range of loss to APS and Pinnacle West.

Clean Air Act Citizen Lawsuit

On October 4, 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners participants alleging violations of the New Source Review ("NSR") provisions of the Clean Air Act.  Subsequent to filing its original Complaint, on January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the Clean Air Act’s New Source Performance Standards ("NSPS") program.  Among other things, the environmental plaintiffs sought to have the court enjoin operations at Four Corners until APS applied for and obtained any required NSR permits and complied with the NSPS.  The plaintiffs further requested the court to order the payment of civil penalties, including a beneficial mitigation project.  The case was held in abeyance while APS negotiated a settlement with the United States Department of Justice ("DOJ") and environmental plaintiffs.  In March 2015, the parties agreed in principle on final proposed language to settle the case, and on June 24, 2015, DOJ lodged the proposed consent decree with the United States District Court for the District of New Mexico. On August 17, 2015, the consent decree was entered by the district court.

The settlement requires installation of pollution control technology and implementation of other measures to reduce sulfur dioxide and nitrogen oxide emissions from the two units, although installation of much of this equipment was already planned in order to comply with EPA's Regional Haze Rule best available retrofit technology ("BART") requirements. The settlement also requires the Four Corners co-owners to pay a civil penalty of $1.5 million and spend $6.2 million for certain environmental mitigation projects to benefit the Navajo Nation. APS is responsible for 15 percent of these costs based on its ownership interest in the units at the time of the alleged violations, which does not result in a material impact on our financial position, results of operations or cash flows.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cholla. APS believes that EPA’s final rule as it applies to Cholla, which would require installation of selective catalytic reduction ("SCR") controls with a cost to APS of approximately $100 million (excludes costs related to Cholla Unit 2 which was closed on October 1, 2015), is unsupported and that EPA had no basis for disapproving Arizona’s State Implementation Plan ("SIP") and promulgating a FIP that is inconsistent with the state’s considered BART determinations under the regional haze program.  Accordingly, on February 1, 2013, APS filed a Petition for Review of the final BART rule in the United States Court of Appeals for the Ninth Circuit.  Briefing in the case was completed in February 2014. In September 2014, APS met with EPA to propose a compromise BART strategy wherein, pending certain regulatory approvals, APS would permanently close Cholla Unit 2 by April 2016 and cease burning coal at Units 1 and 3 by the mid-2020s. (See Note 3 for details related to the resulting regulatory asset.) APS made the proposal with the understanding that additional emission control equipment is unlikely to be required in the future because retiring and converting the units as contemplated in the proposal is more cost effective than, and will result in increased visibility improvement over, the current BART requirements for NOx imposed on the Cholla units under EPA's BART FIP. APS’s proposal involves state and federal rule-making processes. In light of these ongoing administrative proceedings, on February 19, 2015, APS, PacifiCorp (owner of Cholla Unit 4), and EPA jointly moved the court to sever and hold in abeyance those claims in the litigation pertaining to Cholla pending regulatory actions by the state and EPA. The court granted the parties' unopposed motion on February 20, 2015. On October 16, 2015, ADEQ issued the Cholla permit, which incorporates APS's proposal, and submitted a proposed revision to the SIP to the EPA, which would incorporate the new permit terms.  APS is unable to predict when or whether APS's proposal may ultimately be approved by the EPA.

Mercury and Air Toxic Standards ("MATS").  In 2011, EPA issued rules establishing maximum achievable control technology standards to regulate emissions of mercury and other hazardous air pollutants from fossil-fired plants.  APS estimates that the cost for the remaining equipment necessary to meet these standards is approximately $11 million for Cholla (excludes costs related to Cholla Unit 2 which was closed on October 1, 2015). No additional equipment is needed for Four Corners Units 4 and 5 to comply with these rules.  Salt River Project Agricultural Improvement and Power District ("SRP"), the operating agent for the Navajo Plant, estimates that APS's share of costs for equipment necessary to comply with the rules is approximately $1 million. The United States Supreme Court’s recent decision in Michigan vs. EPA reversed and remanded the MATS rule.  This decision does not materially impact APS.  Regardless of whether the MATS rule is ultimately vacated by the lower court, the Arizona State Mercury Rule, the stringency of which is roughly equivalent to that of MATS, would still apply to Cholla.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other environmental rules that could involve material compliance costs include those related to effluent limitations, the ozone national ambient air quality standard, greenhouse gas ("GHG") emissions (such as the EPA’s "Clean Power Plan" rule), and other rules or matters involving the Clean Air Act, Clean Water Act, Endangered Species Act, the Navajo Nation, and water supplies for our power plants.  The financial impact of complying with current and future environmental rules could jeopardize the economic viability of our coal plants or the willingness or ability of power plant participants to fund any required equipment upgrades or continue their participation in these plants.  The economics of continuing to own certain resources, particularly our coal plants, may deteriorate, warranting early retirement of those plants, which may result in asset impairments.  APS would seek recovery in rates for the book value of any remaining investments in the plants as well as other costs related to early retirement, but cannot predict whether it would obtain such recovery.

 New Mexico Tax Matter

On May 23, 2013, the New Mexico Taxation and Revenue Department issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30 million related to coal supplied under the coal supply agreement for Four Corners (the "Assessment").  APS’s share of the Assessment is approximately $12 million.  For procedural reasons, on behalf of the Four Corners co-owners, including APS, the coal supplier made a partial payment of the Assessment and immediately filed a refund claim with respect to that partial payment in August 2013.  The New Mexico Taxation and Revenue Department denied the refund claim.  On December 19, 2013, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, filed a complaint with the New Mexico District Court contesting both the validity of the Assessment and the refund claim denial.  On June 30, 2015, the court ruled that the Assessment was not valid and further ruled that APS and the other Four Corners co-owners receive a refund of all of the contested amounts previously paid under the applicable tax statute. The New Mexico Taxation and Revenue Department filed an appeal of the decision on August 31, 2015. We cannot predict the timing or outcome of any appeal; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assurances

APS has entered into various agreements that require letters of credit for financial assurance purposes.  At September 30, 2015, approximately $76 million of letters of credit were outstanding to support existing pollution control bonds of a similar amount.  The letters of credit are available to fund the payment of principal and interest of such debt obligations.  Two of these letters of credit expire in 2016 and one expires in 2017.  APS has also entered into letters of credit to support certain equity participants in the Palo Verde sale leaseback transactions (see Note 6 for further details on the Palo Verde sale leaseback transactions).  These letters of credit will expire on December 31, 2015, and totaled approximately $5 million at September 30, 2015.  Additionally, APS has issued letters of credit to support collateral obligations under certain risk management arrangements, including a natural gas tolling contract entered into with a third party.  At September 30, 2015, $35 million of such letters of credit were outstanding that will expire in 2016.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at September 30, 2015.

9.	Other Income and Other Expense

The following table provides detail of other income and other expense for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Other income:
Interest income	$127	$103	$422	$849
Miscellaneous	12	2,263	127	6,665
Total other income	$139	$2,366	$549	$7,514
Other expense:
Non-operating costs	$(2,328)	$(1,985)	$(6,529)	$(6,976)
Investment losses — net	(563)	(118)	(1,708)	(364)
Miscellaneous	(2,647)	(2,090)	(4,196)	(2,045)
Total other expense	$(5,538)	$(4,193)	$(12,433)	$(9,385)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$257,116	$243,961	$396,140	$392,185
Weighted average common shares outstanding — basic	111,036	110,686	110,984	110,579
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	580	417	506	383
Weighted average common shares outstanding — diluted	111,616	111,103	111,490	110,962
Earnings per average common share attributable to common shareholders — basic	$2.32	$2.20	$3.57	$3.55
Earnings per average common share attributable to common shareholders — diluted	$2.30	$2.20	$3.55	$3.53

11.	Fair Value Measurements

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at September 30, 2015, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at September 30, 2015
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$22	$29	$(22)	(b)	$29
Nuclear decommissioning trust:
U.S. commingled equity funds	—	294	—	—		294
Cash and cash equivalent funds	—	11	—	—		11
Fixed income securities:
U.S. Treasury	99	2	—	—		101
Corporate debt	—	114	—	—		114
Mortgage-backed securities	—	88	—	—		88
Municipal bonds	—	85	—	—		85
Other	—	19	—	—		19
Subtotal nuclear decommissioning trust	99	613	—	—		712
Total	$99	$635	$29	$(22)		$741
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(130)	$(70)	$29	(b)	$(171)

(a)	Primarily consists of heat rate options and other long-dated electricity contracts.

(b)	Represents counterparty netting, margin and collateral (see Note 7).

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

Our option contracts classified as Level 3 primarily relate to purchase heat rate options.  The significant unobservable inputs at September 30, 2015 for these instruments include electricity prices, and

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

volatilities. The significant unobservable inputs at December 31, 2014 for these instruments include electricity prices, gas prices and volatilities. If electricity prices and electricity price volatilities increase, we would expect the fair value of these options to increase, and if these valuation inputs decrease, we would expect the fair value of these options to decrease.  If natural gas prices and natural gas price volatilities increase, we would expect the fair value of these options to decrease, and if these inputs decrease, we would expect the fair value of the options to increase.  The commodity prices and volatilities do not always move in corresponding directions.  The options’ fair values are impacted by the net changes of these various inputs.

Other unobservable valuation inputs include credit and liquidity reserves which do not have a material impact on our valuations; however, significant changes in these inputs could also result in higher or lower fair value measurements.

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at September 30, 2015 and December 31, 2014:

	September 30, 2015 Fair Value (millions)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$27	$56	Discounted cash flows	Electricity forward price (per MWh)	$17.37 - $40.62	$28.25
Option Contracts (b)	—	7	Option model	Electricity forward price (per MWh)	$28.36 - $46.50	$35.55
				Electricity price volatilities	48% -61%	55%
				Natural gas price volatilities	30% - 47%	34%
Natural Gas:
Forward Contracts (a)	2	7	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.32 - $3.17	$2.73
Total	$29	$70

(a)	Includes swaps and physical and financial contracts.

(b)	Electricity and natural gas price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014 Fair Value (millions)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$30	$56	Discounted cash flows	Electricity forward price (per MWh)	$19.51 - $56.72	$35.27
Option Contracts (b)	—	15	Option model	Electricity forward price (per MWh)	$32.14 - $66.09	$45.83
				Natural gas forward price (per MMBtu)	$3.18 - $3.29	$3.25
				Electricity price volatilities	23% - 63%	41%
				Natural gas price volatilities	23% - 41%	31%
Natural Gas:
Forward Contracts (a)	3	3	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.98 - $4.13	$3.45
Total	$33	$74

(a)	Includes swaps and physical and financial contracts.

(b)	Electricity and natural gas price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

The following table shows the changes in fair value for our risk management activities' assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts	2015	2014	2015	2014
Net derivative balance at beginning of period	$(43)	$(41)	$(41)	$(49)
Total net gains (losses) realized/unrealized:
Deferred as a regulatory asset or liability	(6)	(3)	(11)	4
Settlements	8	6	12	10
Transfers into Level 3 from Level 2	(1)	—	(5)	(2)
Transfers from Level 3 into Level 2	1	(1)	4	(2)
Net derivative balance at end of period	$(41)	$(39)	$(41)	$(39)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—	$—	$—

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

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets.  See Note 11 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have deferred realized and unrealized gains and losses (including other-than-temporary impairments on investment securities) in other regulatory liabilities.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at September 30, 2015 and December 31, 2014 (dollars in millions):

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
September 30, 2015
Equity securities	$294	$138	$(1)
Fixed income securities	418	15	(3)
Total	$712	$153	$(4)

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2014
Equity securities	$310	$159	$—
Fixed income securities	411	17	(1)
Net payables (a)	(7)	—	—
Total	$714	$176	$(1)

(a)	Net payables relate to pending purchases and sales of securities.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Realized gains	$2	$2	$4	$4
Realized losses	(2)	(2)	(4)	(5)
Proceeds from the sale of securities (a)	105	70	330	269

(a)	Proceeds are reinvested in the trust.

The fair value of fixed income securities, summarized by contractual maturities, at September 30, 2015 is as follows (dollars in millions):

Fair Value
Less than one year	$15
1 year – 5 years	117
5 years – 10 years	117
Greater than 10 years	169
Total	$418

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.     Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Balance at beginning of the period	$(65,600)	$(74,217)	$(68,141)	$(78,053)

Derivative Instruments
OCI (loss) before reclassifications	(151)	(91)	(926)	(472)
Amounts reclassified from accumulated other comprehensive loss (a)	892	5,939	3,742	11,009
Net current period OCI (loss)	741	5,848	2,816	10,537

Pension and Other Postretirement Benefits
OCI (loss) before reclassifications	—	5,231	(969)	3,159
Amounts reclassified from accumulated other comprehensive loss (b)	869	736	2,304	1,955
Net current period OCI (loss)	869	5,967	1,335	5,114

Ending balance, September 30	$(63,990)	$(62,402)	$(63,990)	$(62,402)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

(b)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 4.

15.	Asset Retirement Obligations

In the first quarter of 2015, an updated decommissioning study was completed for the Four Corners coal-fired plant, which resulted in an increase to the asset retirement obligation ("ARO") in the amount of $18 million.

In the second quarter of 2015, there was a revision in estimated cash flows for the Four Corners decommissioning, which resulted in an increase to the ARO in the amount of $6 million. In addition, APS recognized an ARO for Cholla as a result of new CCR environmental rules that were published in the Federal Register in the second quarter of 2015. See Note 8 for additional information related to the CCR environmental rules. This resulted in an increase to the ARO in the amount of $39 million, an increase in plant in service of $23 million and a reduction of the regulatory liability of $16 million.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following schedule shows the change in our asset retirement obligations for the nine months ended September 30, 2015 (dollars in millions):

Asset retirement obligations at January 1, 2015	$391
Changes attributable to:
Accretion expense	19
Settlements	(27)
Estimated cash flow revisions	24
Newly incurred liabilities	42
Asset retirement obligations at September 30, 2015	$449

Decommissioning activities for Four Corners Units 1-3 began in January 2014; thus, $27 million of the total asset retirement obligation of $449 million at September 30, 2015, is classified as a current liability on the balance sheet.

In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal.  See detail of regulatory liabilities in Note 3.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,
	2015	2014

ELECTRIC OPERATING REVENUES	$1,198,380	$1,172,190

OPERATING EXPENSES
Fuel and purchased power	363,847	382,362
Operations and maintenance	216,011	212,430
Depreciation and amortization	125,592	103,638
Income taxes	148,543	145,217
Taxes other than income taxes	43,149	40,615
Total	897,142	884,262
OPERATING INCOME	301,238	287,928

OTHER INCOME (DEDUCTIONS)
Income taxes	5,678	4,235
Allowance for equity funds used during construction	7,645	7,038
Other income (Note S-1)	650	2,613
Other expense (Note S-1)	(3,965)	(3,226)
Total	10,008	10,660

INTEREST EXPENSE
Interest on long-term debt	44,011	44,440
Interest on short-term borrowings	3,460	1,435
Debt discount, premium and expense	1,218	1,020
Allowance for borrowed funds used during construction	(3,492)	(3,479)
Total	45,197	43,416

NET INCOME	266,049	255,172

Less: Net income attributable to noncontrolling interests (Note 6)	4,862	4,125

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$261,187	$251,047

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,
	2015	2014

NET INCOME	$266,049	$255,172

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $96 and $58	(151)	(91)
Reclassification of net realized loss, net of tax benefit of $567 and $3,833	892	5,940
Pension and other postretirement benefits activity, net of tax expense of $553 and $474	870	735
Total other comprehensive income	1,611	6,584

COMPREHENSIVE INCOME	267,660	261,756
Less: Comprehensive income attributable to noncontrolling interests	4,862	4,125

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$262,798	$257,631

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014

ELECTRIC OPERATING REVENUES	$2,758,771	$2,763,315

OPERATING EXPENSES
Fuel and purchased power	868,561	923,001
Operations and maintenance	633,989	628,774
Depreciation and amortization	369,234	310,512
Income taxes	232,454	233,067
Taxes other than income taxes	129,258	130,002
Total	2,233,496	2,225,356
OPERATING INCOME	525,275	537,959

OTHER INCOME (DEDUCTIONS)
Income taxes	10,809	7,013
Allowance for equity funds used during construction	26,214	21,979
Other income (Note S-1)	1,999	8,596
Other expense (Note S-1)	(11,768)	(9,757)
Total	27,254	27,831

INTEREST EXPENSE
Interest on long-term debt	134,265	141,799
Interest on short-term borrowings	6,339	4,485
Debt discount, premium and expense	3,455	3,085
Allowance for borrowed funds used during construction	(12,019)	(11,039)
Total	132,040	138,330

NET INCOME	420,489	427,460

Less: Net income attributable to noncontrolling interests (Note 6)	14,072	21,976

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$406,417	$405,484

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014

NET INCOME	$420,489	$427,460

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $392 and $566	(926)	(472)
Reclassification of net realized loss, net of tax benefit of $1,490 and $6,417	3,742	11,010
Pension and other postretirement benefits activity, net of tax expense of $1,275 and $252	1,477	18
Total other comprehensive income	4,293	10,556

COMPREHENSIVE INCOME	424,782	438,016
Less: Comprehensive income attributable to noncontrolling interests	14,072	21,976

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$410,710	$416,040

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2015	December 31, 2014
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$15,993,961	$15,539,811
Accumulated depreciation and amortization	(5,534,731)	(5,394,650)
Net	10,459,230	10,145,161

Construction work in progress	749,927	682,807
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	118,352	121,255
Intangible assets, net of accumulated amortization	134,782	119,600
Nuclear fuel, net of accumulated amortization	137,519	125,201
Total property, plant and equipment	11,599,810	11,194,024

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 12)	712,011	713,866
Assets from risk management activities (Note 7)	15,308	17,620
Other assets	34,201	33,362
Total investments and other assets	761,520	764,848

CURRENT ASSETS
Cash and cash equivalents	5,346	4,515
Customer and other receivables	361,928	297,712
Accrued unbilled revenues	162,269	100,533
Allowance for doubtful accounts	(3,721)	(3,094)
Materials and supplies (at average cost)	234,987	218,889
Fossil fuel (at average cost)	43,536	37,097
Assets from risk management activities (Note 7)	13,654	13,785
Deferred fuel and purchased power regulatory asset (Note 3)	—	6,926
Other regulatory assets (Note 3)	139,766	129,808
Deferred income taxes	54,837	55,253
Other current assets	37,634	38,693
Total current assets	1,050,236	900,117

DEFERRED DEBITS
Regulatory assets (Note 3)	1,102,327	1,054,087
Assets for other postretirement benefits (Note 4)	169,899	149,260
Unamortized debt issue costs	27,353	24,642
Other	126,907	128,026
Total deferred debits	1,426,486	1,356,015

TOTAL ASSETS	$14,838,052	$14,215,004

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2015	December 31, 2014
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,379,696
Retained earnings	2,243,336	1,968,718
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(36,471)	(37,948)
Derivative instruments	(7,569)	(10,385)
Total shareholder equity	4,757,154	4,478,243
Noncontrolling interests (Note 6)	137,668	151,609
Total equity	4,894,822	4,629,852
Long-term debt less current maturities (Note 2)	3,132,347	2,906,215
Total capitalization	8,027,169	7,536,067
CURRENT LIABILITIES
Short-term borrowings (Note 2)	57,000	147,400
Current maturities of long-term debt (Note 2)	411,433	383,570
Accounts payable	229,017	289,930
Accrued taxes (Note 5)	346,634	131,110
Accrued interest	39,727	52,358
Common dividends payable	—	65,800
Customer deposits	72,455	72,307
Liabilities from risk management activities (Note 7)	74,637	59,676
Liabilities for asset retirements (Note 15)	26,875	32,462
Deferred fuel and purchased power regulatory liability (Note 3)	12,222	—
Other regulatory liabilities (Note 3)	135,970	130,549
Other current liabilities	187,294	167,302
Total current liabilities	1,593,264	1,532,464
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,657,038	2,571,365
Regulatory liabilities (Note 3)	995,757	1,051,196
Liabilities for asset retirements (Note 15)	421,949	358,288
Liabilities for pension benefits (Note 4)	356,616	424,508
Liabilities from risk management activities (Note 7)	96,360	50,602
Customer advances	121,905	123,052
Coal mine reclamation	201,040	198,292
Deferred investment tax credit	188,149	178,607
Unrecognized tax benefits (Note 5)	36,636	45,740
Other	142,169	144,823
Total deferred credits and other	5,217,619	5,146,473
COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$14,838,052	$14,215,004

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$420,489	$427,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	428,042	371,651
Deferred fuel and purchased power	(137)	(26,880)
Deferred fuel and purchased power amortization	19,284	31,724
Allowance for equity funds used during construction	(26,214)	(21,979)
Deferred income taxes	72,737	77,435
Deferred investment tax credit	9,542	25,206
Change in derivative instruments fair value	(261)	300
Changes in current assets and liabilities:
Customer and other receivables	(106,236)	(149,725)
Accrued unbilled revenues	(61,736)	(59,240)
Materials, supplies and fossil fuel	(22,537)	(3,346)
Income tax receivable	—	135,179
Other current assets	2,676	(4,575)
Accounts payable	(52,919)	(10,055)
Accrued taxes	215,524	178,186
Other current liabilities	7,759	55,127
Change in margin and collateral accounts — assets	(1,291)	(474)
Change in margin and collateral accounts — liabilities	30,678	(20,875)
Change in unrecognized tax benefits	(9,276)	1,744
Change in other long-term assets	14,244	(49,635)
Change in other long-term liabilities	(108,410)	(54,940)
Net cash flow provided by operating activities	831,958	902,288
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(778,207)	(618,658)
Contributions in aid of construction	33,982	8,537
Allowance for borrowed funds used during construction	(12,019)	(11,039)
Proceeds from nuclear decommissioning trust sales	330,304	269,276
Investment in nuclear decommissioning trust	(343,488)	(282,212)
Other	(840)	339
Net cash flow used for investing activities	(770,268)	(633,757)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	600,000	574,126
Short-term borrowings — net	(90,400)	(133,975)
Repayment of long-term debt	(344,847)	(503,583)
Dividends paid on common stock	(197,600)	(187,800)
Noncontrolling interests	(28,012)	(15,869)
Net cash flow used for financing activities	(60,859)	(267,101)
NET INCREASE IN CASH AND CASH EQUIVALENTS	831	1,430
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,515	3,725
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,346	$5,155
Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Income taxes, net of refunds	$5,504	$(119,440)
Interest, net of amounts capitalized	$141,216	$142,364
Significant non-cash investing and financing activities:
Accrued capital expenditures	$36,718	$24,135

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2014	71,264,947	$178,162	$2,379,696	$1,804,398	$(53,372)	$145,990	$4,454,874
Net income		—	—	405,484	—	21,976	427,460
Other comprehensive income		—	—	—	10,556	—	10,556
Dividends on common stock		—	—	(125,300)	—	—	(125,300)
Net capital activities by noncontrolling interests		—	—	—	—	(15,869)	(15,869)
Balance, September 30, 2014	71,264,947	$178,162	$2,379,696	$2,084,582	$(42,816)	$152,097	$4,751,721

Balance, January 1, 2015	71,264,947	$178,162	$2,379,696	$1,968,718	$(48,333)	$151,609	$4,629,852
Net income		—	—	406,417	—	14,072	420,489
Other comprehensive income		—	—	—	4,293	—	4,293
Dividends on common stock		—	—	(131,800)	—	—	(131,800)
Other		—	—	1	—	—	1
Net capital activities by noncontrolling interests		—	—	—	—	(28,013)	(28,013)
Balance, September 30, 2015	71,264,947	$178,162	$2,379,696	$2,243,336	$(44,040)	$137,668	$4,894,822

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

The following table provides detail of APS’s other income and other expense for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Other income:
Interest income	$32	$31	$105	$585
Gain on disposition of property	(58)	91	627	736
Miscellaneous	676	2,491	1,267	7,275
Total other income	$650	$2,613	$1,999	$8,596
Other expense:
Non-operating costs (a)	$(2,248)	$(2,298)	$(6,643)	$(7,753)
Loss on disposition of property	(327)	(98)	(934)	(565)
Miscellaneous	(1,390)	(830)	(4,191)	(1,439)
Total other expense	$(3,965)	$(3,226)	$(11,768)	$(9,757)

(a)  As defined by FERC, includes below-the-line non-operating utility expense (items excluded from utility rate recovery).

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-2.	Changes in Accumulated Other Comprehensive Loss

The following tables show the changes in accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Balance at beginning of the period	$(45,651)	$(49,400)	$(48,333)	$(53,372)

Derivative Instruments
OCI (loss) before reclassifications	(151)	(91)	(926)	(472)
Amounts reclassified from accumulated other comprehensive loss (a)	892	5,940	3,742	11,010
Net current period OCI (loss)	741	5,849	2,816	10,538

Pension and Other Postretirement Benefits
OCI (loss) before reclassifications	—	—	(927)	(2,041)
Amounts reclassified from accumulated other comprehensive loss (b)	870	735	2,404	2,059
Net current period OCI (loss)	870	735	1,477	18

Ending balance, September 30	$(44,040)	$(42,816)	$(44,040)	$(42,816)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

(b)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 4.

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

Areas of Business Focus

Operational Performance, Reliability and Recent Developments.

Nuclear. APS operates and is a joint owner of Palo Verde. The March 2011 earthquake and tsunamis in Japan and the resulting accident at Japan’s Fukushima Daiichi nuclear power station had a significant impact on nuclear power operators worldwide. In the aftermath of the accident, the NRC conducted an independent assessment to consider actions to address lessons learned from the Fukushima events. The independent assessment, named the "Near Term Task Force," recommended a number of proposed enhancements to U.S. commercial nuclear power plant equipment and emergency plans. The NRC has directed nuclear power plants to begin implementing some of the Near Term Task Force’s recommendations. To implement these recommendations, Palo Verde expects to spend approximately $11 million for capital enhancements to the plant through 2016 in addition to the approximate $120 million that has already been spent on capital enhancements as of September 30, 2015 (APS’s share is 29.1%).

Coal and Related Environmental Matters and Transactions.  APS is a joint owner of three coal-fired power plants and acts as operating agent for two of the plants.  APS is focused on the impacts on its coal fleet that may result from increased regulation and potential legislation concerning GHG emissions.  On June 2, 2014, EPA proposed a rule to limit carbon dioxide emissions from existing power plants (the "Clean Power Plan"), and EPA finalized its proposal on August 3, 2015.

EPA’s nationwide CO2 emissions reduction goal is 32% below 2005 emission levels.  As finalized for the state of Arizona and the Navajo Nation, the Clean Power Plan could force a shift in generation from coal to natural gas and renewable generation.  Until implementation plans for these jurisdictions are finalized, we are unable to determine the actual impacts to APS.  We expect that our closure of Cholla Unit 2, described below, and our plans to cease burning coal at the other APS-owned units at Cholla (Units 1 and 3) by the mid-2020s, together with prior unit retirements at Four Corners, will help to facilitate compliance with the Clean Power Plan.  APS continually analyzes its long-range capital management plans to assess the potential effects of these changes, understanding that any resulting regulation and legislation could impact the economic viability of certain plants, as well as the willingness or ability of power plant participants to continue participation in such plants.

Cholla

On September 11, 2014, APS announced that it will close its 260 megawatt Unit 2 at Cholla by April 2016 and cease burning coal at Units 1 and 3 by the mid-2020s if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. (See Note 3 for details related to the resulting regulatory asset and Note 8 for details of the proposal.) APS believes that the environmental benefits of this proposal are greater in the long term than the benefits that would have resulted from adding the emissions control equipment. APS closed Unit 2 on October 1, 2015.

Four Corners

Asset Purchase Agreement and Coal Supply Matters.  On December 30, 2013, APS purchased SCE’s 48% interest in each of Units 4 and 5 of Four Corners. The final purchase price for the interest was approximately $182 million. In connection with APS’s most recent retail rate case with the ACC, the ACC reserved the right to review the prudence of the Four Corners transaction for cost recovery purposes upon the closing of the transaction. On December 23, 2014, the ACC approved rate adjustments related to APS’s acquisition of SCE’s interest in Four Corners resulting in a revenue increase of $57.1 million on an annual basis. On February 23, 2015, the ACC decision approving the rate adjustments was appealed. APS has intervened and is actively participating in the proceeding. We cannot predict when or how this appeal will be resolved; however, the eventual outcome of the SIB matter discussed below could have an effect on the outcome of this proceeding.

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

Lease Extension.  APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041.  The Navajo Nation approved these amendments in March 2011.  The effectiveness of the amendments also required the approval of the United States Department of the Interior ("DOI"), as did a related federal rights-of-way grant.  A federal environmental review was undertaken as part of the DOI review process, and culminated in the issuance by DOI of a record of decision on July 17, 2015. The record of decision provides the authority for the Bureau of Indian Affairs to sign the lease amendments and rights-of-way renewals, which occurred in late July 2015.

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

The following table summarizes renewable energy sources in APS's renewable portfolio that are in operation and under development as of October 30, 2015.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar (a)	189	9
Purchased Power Agreements:
Solar	310	—
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	6	—
Total Purchased Power Agreements	629	—
Total Distributed Energy: Solar (b)	437	36 (c)
Total Renewable Portfolio	1,255	45

(a)         Included in the 189 MW number is 170 MW of solar resources procured through the AZ Sun Program.
(b)          Includes rooftop solar facilities owned by third parties. Distributed generation is produced in DC and is converted to AC for reporting purposes.

(c)	Applications received by APS that are not yet installed and online.

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

On March 11, 2014, the ACC issued an order approving APS’s 2013 DSM Plan.  The ACC approved a budget of $68.9 million for each of 2013 and 2014.  The ACC also approved a Resource Savings Initiative that allows APS to count towards compliance with the ACC Electric Energy Efficiency Standards, savings from improvements to APS’s transmission and delivery system, generation and facilities that have been approved through a DSM Plan.

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

As part of APS’s acquisition of SCE’s interest in Units 4 and 5 of Four Corners, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination.  APS and SCE negotiated an alternate arrangement under which SCE would assign its 1,555 MW capacity rights over the Arizona Transmission System to third parties, including 300 MW to APS’s marketing and trading group.  However, this alternative arrangement was not approved by FERC.  APS and SCE continue to evaluate potential paths forward.  APS believes that the original denial by FERC of rate recovery under the Transmission Termination Agreement constitutes the failure of a condition that relieves APS of its obligations under that agreement.  If APS and SCE are unable to determine a resolution through negotiation, the Transmission Termination Agreement requires that disputes be resolved through arbitration.  APS is unable to predict the outcome of this matter if it proceeds to arbitration.  If the matter proceeds to arbitration and APS is not successful, APS may be required to record a charge to its results of operations.

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

On April 2, 2015, APS filed an application with the ACC seeking to increase the fixed grid access charge to $3.00 per kilowatt, or approximately $21 per month for a typical new residential solar customer, effective August 1. In August 2015, the ACC ordered that a hearing be held to evaluate the merits of APS's April proposal. APS subsequently requested that the ACC redirect its focus to APS’s cost to serve customers with rooftop solar and offered to withdraw its request to reset the grid access charge if such a cost of service proceeding could be expeditiously conducted.

On October 20, 2015, the ACC voted to rescind their earlier decision to hold a hearing regarding APS’s request, dismissed APS’s request to increase its grid access charge, and closed the docket in which the request was filed.  The ACC voted to conduct a generic evidentiary hearing on the value and cost of distributed generation to gather information which will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A procedural conference will be held to determine both a schedule for the hearing and the scope of the issues to be discussed at hearing.  APS cannot predict the outcome of this proceeding.

Appellate Review of Third-Party Regulatory Decision ("System Improvement Benefits" or "SIB"). In a recent appellate challenge to an ACC rate decision involving a water company, the Arizona Court of Appeals considered the question of how the ACC should determine the “fair value” of a utility’s property, as specified in the Arizona Constitution, in connection with authorizing the recovery of costs through rate adjustors outside of a rate case.  The Court of Appeals reversed the ACC’s method of finding fair value in that case, and raised questions concerning the relationship between the need for fair value findings and the recovery of capital and certain other utility costs through adjustors. The ACC has sought review by the Arizona Supreme Court of this decision.  If the Supreme Court declines to review the case, or the decision is upheld by the Supreme Court without modification, certain APS rate adjustors may be negatively impacted and may no longer operate as they do currently. This could in turn have a significant impact on APS’ ability to recover certain costs in between rate cases. APS intends to support the ACC’s petition to the Supreme Court for review of the Court of Appeals’ decision, but cannot predict the outcome of this matter.

Financial Strength and Flexibility.  Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities, and may readily access these facilities ensuring adequate liquidity for each company.  Capital expenditures will be funded with internally generated cash and external financings, which may include issuances of long-term debt and Pinnacle West common stock.

Other Subsidiaries.

Bright Canyon Energy. On July 31, 2014, Pinnacle West announced its creation of a wholly-owned subsidiary, BCE.  BCE will focus on new growth opportunities that leverage the Company’s core expertise in the electric energy industry.  BCE’s first initiative is a 50/50 joint venture with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company.  The joint venture, named TransCanyon, is pursuing independent transmission opportunities within the eleven states that comprise the Western Electricity Coordinating Council, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the venture partners’ utility affiliates.  TransCanyon continues to pursue transmission development opportunities in the western United States consistent with its strategy.

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

Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.2% for the nine-month period ended September 30, 2015 compared with the prior-year period.  For the three years 2012 through 2014, APS’s customer growth averaged 1.3% per year. We currently expect annual customer growth to average in the range of 2.0-3.0% for 2015 through 2017 based on our assessment of modestly improving economic conditions in Arizona. Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 0.7% for the nine-month period ended September 30, 2015 compared with the prior-year period, reflecting the effects of improving economic conditions and customer growth, partially offset by customer conservation and energy efficiency and distributed renewable generation initiatives.  For the three years 2012 through 2014, APS experienced annual decreases in retail electricity sales averaging 0.2%, adjusted to exclude the effects of weather variations.  We currently estimate that annual retail electricity sales in kWh will increase on average in the range of 0.5-1.5% during 2015 through 2017, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A slower recovery of the Arizona economy could further impact these estimates.

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

Operating Results — Three-month period ended September 30, 2015 compared with three-month period ended September 30, 2014.

Our consolidated net income attributable to common shareholders for the three months ended September 30, 2015 was $257 million, compared with consolidated net income of $244 million for the prior-year period.  The results reflect an increase of approximately $13 million for the regulated electricity segment primarily due to the Four Corners-related rate change, higher retail sales due to customer growth and changes in customer usage patterns and related pricing, and the effects of weather, partially offset by higher depreciation and amortization.

The following table presents net income attributable to common shareholders compared with the prior-year period:

	Three Months Ended September 30,
	2015	2014	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$835	$790	$45
Operations and maintenance	(220)	(223)	3
Depreciation and amortization	(126)	(104)	(22)
Taxes other than income taxes	(43)	(41)	(2)
All other income and expenses, net	2	5	(3)
Interest charges, net of allowance for borrowed funds used during construction	(46)	(44)	(2)
Income taxes	(140)	(135)	(5)
Less income related to noncontrolling interests (Note 6)	(5)	(4)	(1)
Regulated electricity segment net income	257	244	13
All other	—	—	—
Net Income Attributable to Common Shareholders	$257	$244	$13

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $45 million higher for the three months ended September 30, 2015 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Four Corners-related rate change	$20	$—	$20
Higher retail sales due to customer growth and changes in customer usage patterns and related pricing	21	6	15
Effects of weather	10	3	7
Lost fixed cost recovery	4	—	4
Changes in long-term wholesale contracted sales	(12)	(8)	(4)
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(22)	(22)	—
Miscellaneous items, net	5	2	3
Total	$26	$(19)	$45

Operations and maintenance.  Operations and maintenance expenses decreased $3 million for the three months ended September 30, 2015 compared with the prior-year period primarily because of:

•	A decrease of $8 million for costs related to corporate support;

•	An increase of $6 million for employee benefit costs primarily related to stock compensation; and

•	A decrease of $1 million related to miscellaneous other factors.

Depreciation and amortization.  Depreciation and amortization expenses were $22 million higher for the three months ended September 30, 2015 compared with the prior-year period primarily related to:

•	An increase of $9 million related to the absence of 2014 Four Corners cost deferrals;

•	An increase of $7 million due to increased plant in service; and

•	An increase of $6 million related to the 2015 amortization of the Four Corners cost deferrals and acquisition adjustment.

Income Taxes.  Income taxes were $5 million higher for the three months ended September 30, 2015 compared with the prior-year period, primarily because of higher taxable income in the current year.

Operating Results — Nine-month period ended September 30, 2015 compared with nine-month period ended September 30, 2014.

Our consolidated net income attributable to common shareholders for the nine months ended September 30, 2015 was $396 million, compared with consolidated net income of $392 million for the prior-year period. The results reflect an increase of approximately $5 million for the regulated electricity segment primarily due to the Four Corners-related rate change, higher retail sales due to customer growth and changes in customer usage patterns and related pricing, and lower interest charges, partially offset by higher depreciation and amortization.

The following table presents net income attributable to common shareholders compared with the prior-year period:

	Nine Months Ended September 30,
	2015	2014	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$1,890	$1,840	$50
Operations and maintenance	(646)	(647)	1
Depreciation and amortization	(369)	(310)	(59)
Taxes other than income taxes	(129)	(131)	2
All other income and expenses, net	16	20	(4)
Interest charges, net of allowance for borrowed funds used during construction	(134)	(141)	7
Income taxes	(216)	(216)	—
Less income related to noncontrolling interests (Note 6)	(14)	(22)	8
Regulated electricity segment net income	398	393	5
All other	(2)	(1)	(1)
Net Income Attributable to Common Shareholders	$396	$392	$4

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $50 million higher for the nine months ended September 30, 2015 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Four Corners-related rate change	$46	$—	$46
Higher retail sales due to customer growth and changes in customer usage patterns and related pricing	16	5	11
Lost fixed cost recovery	10	—	10
Effects of weather	5	2	3
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(46)	(45)	(1)
Changes in long-term wholesale contracted sales	(32)	(20)	(12)
Miscellaneous items, net	(4)	3	(7)
Total	$(5)	$(55)	$50

Operations and maintenance.  Operations and maintenance expenses decreased $1 million for the nine months ended September 30, 2015 compared with the prior-year period primarily because of:

•	A decrease of $16 million for employee benefit costs primarily related to lower postretirement benefit costs;

•	A decrease of $8 million for costs related to corporate support;

•	A decrease of $8 million related to costs for demand-side management, renewable energy and similar regulatory programs, which were partially offset in operating revenues and purchased power;

•	An increase of $13 million in fossil generation costs primarily related to increased outage costs;

•	An increase of $9 million related to higher nuclear generation costs;

•	An increase of $7 million in energy delivery and customer service costs including costs related to a new customer information system; and

•	An increase of $2 million related to other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $59 million higher for the nine months ended September 30, 2015 compared with the prior-year period primarily related to:

•	An increase of $19 million related to the absence of 2014 Four Corners cost deferrals;

•	An increase of $17 million related to the 2015 amortization of the Four Corners cost deferrals and acquisition adjustment;

•	An increase of $16 million due to increased plant in service;

•	An increase of $10 million related to the regulatory treatment of the Palo Verde sale leaseback, which is offset in noncontrolling interests; and

•	A decrease of $3 million due to other miscellaneous factors.

Interest charges, net of allowance for borrowed funds used during construction.  Interest charges, net of allowance for borrowed funds used during construction, decreased $7 million for the nine months ended September 30, 2015 compared with the prior-year period, primarily because of lower interest rates in the current year.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At September 30, 2015, APS’s common equity ratio, as defined, was 56%.  Its total shareholder equity was approximately $4.8 billion, and total capitalization was approximately $8.5 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $3.4 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 (dollars in millions):

Pinnacle West Consolidated

	Nine Months Ended September 30,		Net
	2015	2014	Change
Net cash flow provided by operating activities	$821	$887	$(66)
Net cash flow used for investing activities	(773)	(634)	(139)
Net cash flow used for financing activities	(43)	(252)	209
Net increase in cash and cash equivalents	$5	$1	$4

Arizona Public Service Company

	Nine Months Ended September 30,		Net
	2015	2014	Change
Net cash flow provided by operating activities	$832	$902	$(70)
Net cash flow used for investing activities	(770)	(634)	(136)
Net cash flow used for financing activities	(61)	(267)	206
Net increase in cash and cash equivalents	$1	$1	$—

Operating Cash Flows

Nine-month period ended September 30, 2015 compared with nine-month period ended September 30, 2014.  Pinnacle West’s consolidated net cash provided by operating activities was $821 million in 2015 compared to $887 million in 2014, a decrease of $66 million in net cash provided.  The decrease is primarily related to a $135 million income tax refund received in the first quarter of 2014. The decrease is partially offset by a $51 million change in cash collateral posted, and other changes in working capital.

Other.  Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 118% funded as of January 1, 2014 and 116% funded as of January 1, 2015.  Under GAAP, the qualified pension plan was 90% funded as of January 1, 2014 and 89% funded as of January 1, 2015. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have made voluntary contributions of $100 million to our pension plan year-to-date in 2015. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions totaling up to $200 million for the next two years (up to $100 million each year in 2016 and 2017).  We expect to make contributions of approximately $1 million in each of the next three years to our other postretirement benefit plans.

Investing Cash Flows

Nine-month period ended September 30, 2015 compared with nine-month period ended September 30, 2014.  Pinnacle West’s consolidated net cash used for investing activities was $773 million in 2015, compared to $634 million in 2014, an increase of $139 million in net cash used primarily related to increased capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2015	2016	2017
APS
Generation:
Nuclear Fuel	$78	$86	$78
Renewables	66	13	1
Environmental	47	234	198
New Gas Generation	66	77	258
Other Generation	181	144	172
Distribution	336	347	317
Transmission	193	125	180
Other (a)	89	85	81
Total APS	$1,056	$1,111	$1,285

(a)         Primarily information systems and facilities projects.

Generation capital expenditures are comprised of various improvements to APS’s existing fossil and nuclear plants.  Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment.  The estimated Renewables expenditures include 20 MW of utility-scale solar projects which were approved by the ACC in the 2014 RES Implementation Plan.  We have not included estimated costs for Cholla’s compliance with MATS or EPA’s regional haze rule since we have challenged the regional haze rule judicially and we have proposed a compromise strategy to EPA, which, if approved, would allow us to avoid expenditures related to environmental control equipment. The portion of estimated costs through 2017 for installation of pollution control equipment needed to ensure Four Corners’ compliance with EPA’s regional haze rules have been included in the table above.  The portion of estimated costs through 2017 for incremental costs to comply with the CCR rule for Four Corners and Cholla have also been included in the table above. On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. The table above does not include capital expenditures related to El Paso's 7% interest in Four Corners Units 4 and 5 of $3 million in 2015, $27 million in 2016 and $20 million in 2017. We are monitoring the status of other environmental matters, which, depending on their final outcome, could require modification to our planned environmental expenditures.

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

Financing Cash Flows and Liquidity

Nine-month period ended September 30, 2015 compared with nine-month period ended September 30, 2014.  Pinnacle West’s consolidated net cash used for financing activities was $43 million in 2015, compared to $252 million of net cash used in 2014, a decrease of $209 million in net cash used.  The decrease in net cash used for financing activities is primarily due to $159 million lower repayments of long-term debt, a $44 million net change in short-term borrowings, and $26 million higher issuances of long-term debt.

Significant Financing Activities.  On October 21, 2015, the Pinnacle West Board of Directors declared a dividend of $0.625 per share of common stock, payable on December 1, 2015 to shareholders of record on November 2, 2015. This represents an increase in the indicated annual dividend from $2.38 per share to $2.50 per share.

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

On September 2, 2015, APS replaced its $500 million revolving credit facility that would have matured in April 2018, with a new $500 million facility that matures in September 2020.

On October 27, 2015, notice was given that all Navajo County, Arizona Pollution Control Corporation Revenue Refunding Bonds (Arizona Public Service Company Cholla Project), 2009 Series A, approximately $38 million in principal amount, have been called for optional redemption on November 17, 2015. These bonds are classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at September 30, 2015.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

Pinnacle West's $200 million revolving credit facility matures in May 2019.  At September 30, 2015, the facility was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the size of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At September 30, 2015, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

At September 30, 2015, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that matures in September 2020 and a $500 million facility that matures in May 2019.  APS may increase the size of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At September 30, 2015, APS had $57 million of commercial paper outstanding and no outstanding borrowings or letters of credit under these credit facilities.

See "Financial Assurances" in Note 8 for a discussion of APS’s separate outstanding letters of credit.

Other Financing Matters. See Note 3 for information regarding the PSA approved by the ACC.

See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At September 30, 2015, the ratio was approximately 46% for Pinnacle West and 44% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of October 23, 2015 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

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

Contractual Obligations

During 2015, our purchase obligations increased by about $170 million relating to gas generation projects at our Ocotillo plant and $359 million relating to selective catalytic reduction control technologies at our Four Corners Plant. The expected payments to be made relating to these additional purchase obligations are $42 million in 2015, $269 million in 2016, $176 million in 2017, and $42 million in 2018.

Other than the items described above, there have been no material changes, as of September 30, 2015, outside the normal course of business in contractual obligations from the information provided in our 2014 Form 10-K. See Note 2 for discussion regarding changes in our long-term debt obligations.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the nine months ended September 30, 2015 and 2014 (dollars in millions):

	Nine Months Ended September 30,
	2015	2014
Mark-to-market of net positions at beginning of year	$(115)	$(73)
Increase in regulatory asset/liability	(39)	—
Recognized in OCI:
Mark-to-market losses realized during the period	5	17
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(149)	$(56)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at September 30, 2015 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, "Derivative Accounting" and "Fair Value Measurements," in Item 8 of our 2014 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2015	2016	2017	2018	2019	Years thereafter	Total fair value
Observable prices provided by other external sources	$(14)	$(50)	$(32)	$(12)	$—	$—	$(108)
Prices based on unobservable inputs	(2)	(13)	(10)	(8)	(6)	(2)	(41)
Total by maturity	$(16)	$(63)	$(42)	$(20)	$(6)	$(2)	$(149)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 (dollars in millions):

	September 30, 2015 Gain (Loss)		December 31, 2014 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) or OCI (a)
Electricity	$2	$(2)	$3	$(3)
Natural gas	33	(33)	29	(29)
Total	$35	$(35)	$32	$(32)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of September 30, 2015.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of September 30, 2015.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

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

Item 1A.                RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A — Risk Factors in the 2014 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS.  The risks described in the 2014 Form 10-K are not the only risks facing Pinnacle West and APS.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.  The risk factor below is an update to our 2014 Form 10-K.

Our financial condition depends upon APS’s ability to recover costs in a timely manner from customers through regulated rates and otherwise execute its business strategy.

APS is subject to comprehensive regulation by several federal, state and local regulatory agencies that significantly influence its business, liquidity, results of operations and its ability to fully recover costs from utility customers in a timely manner.  The ACC regulates APS’s retail electric rates and FERC regulates rates for wholesale power sales and transmission services.  The profitability of APS is affected by the rates it may charge and the timeliness of recovering costs incurred through its rates.  Consequently, our financial condition and results of operations are dependent upon the satisfactory resolution of any APS rate proceedings and ancillary matters which may come before the ACC and FERC, including in some cases how court challenges to these regulatory decisions are resolved. Arizona, like certain other states, has a statute that allows the ACC to reopen prior decisions and modify otherwise final orders under certain circumstances.

APS is currently pursuing certain non-traditional activities, such as microgrid investments and construction of renewable facilities intended for specific customers. To date, APS has not received regulatory assurance of cost recovery for such investments. As APS engages in these activities, we will have to demonstrate to regulators that these investments are both prudent and useful in providing electric service to customers.

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

In a recent appellate challenge to an ACC rate decision regarding a water company, the Arizona Court of Appeals considered the question of how the ACC should determine the “fair value” of a utility’s property, as specified in the Arizona Constitution, in connection with authorizing the recovery of costs through rate adjustors outside of a rate case.  The Court of Appeals reversed the ACC’s method of finding fair value in that case, and raised questions concerning the relationship between the need for fair value findings and the recovery of capital and certain other utility costs through adjustors. The ACC has sought review by the Arizona Supreme Court of this decision.  If the Supreme Court declines to review the case, or the decision is upheld by the Supreme Court without modification, certain APS rate adjustors may be negatively impacted and may no longer operate as they do currently. This could in turn have a significant impact on APS’ ability to recover certain costs in between rate cases. APS intends to support the ACC’s petition to the Supreme Court for review of the Court of Appeals’ decision, but cannot predict the outcome of this matter.

Item 5.                OTHER INFORMATION

Environmental Matters

Greenhouse Gas Emissions

Regulatory Initiatives. In 2009, EPA determined that GHG emissions endanger public health and welfare. As a result of this “endangerment finding,” EPA determined that the Clean Air Act required new regulatory requirements for new and modified major GHG emitting sources, including power plants. APS will generally be required to consider the impact of GHG emissions as part of its traditional NSR analysis for new major sources and major modifications to existing plants.

On June 2, 2014, EPA issued two proposed rules to regulate GHG emissions from modified and reconstructed electric generating units ("EGUs") pursuant to Section 111(b) of the Clean Air Act and existing fossil fuel-fired power plants pursuant to Clean Air Act Section 111(d). On August 3, 2015, EPA finalized each of these carbon pollution standards for existing, new, modified, and reconstructed EGUs.

EPA’s final rules require newly built fossil fuel-fired EGUs, along with those undergoing modification or reconstruction, to meet CO2 performance standards based on a combination of best operating practices and equipment upgrades. EPA established separate performance standards for two types of EGUs: stationary combustion turbines, typically natural gas; and electric utility steam generating units, typically coal. We cannot currently predict how the final rules or standards for new, modified, or reconstructed fossil-fired EGUs might impact the Company.

With respect to existing power plants, EPA’s recently finalized “Clean Power Plan” imposes state-specific goals or targets to achieve reductions in CO2 emissions from existing EGUs measured from a 2012 baseline. In a significant change from the proposed rule, EPA’s final performance standards apply directly to specific units based upon their fuel-type and configuration (i.e., coal- or oil-fired steam plants versus combined cycle natural gas plants). As such, each state’s goal is an emissions rate that reflects the fuel mix employed by the EGUs in operation in those states. The final rule provides guidelines to states to help develop their plans for meeting the interim (2022-2029) and final (2030 and beyond) emission rates, with three distinct compliance periods within that timeframe. States are now required to submit their plans to EPA by September 2016, with an optional two-year extension provided to states establishing a need for additional time. ADEQ and the Arizona utilities are working together to develop a plan for submittal to EPA.

In addition to the on-going state proceedings aimed at developing an Arizona compliance plan, EPA is taking comment on proposed model rules and a proposed federal implementation plan, including as to how the Clean Power Plan will apply to EGUs on tribal land. Because Four Corners and the Navajo Plant, in which APS has ownership interests, are located on Navajo Nation land, the FIP will determine how the final Clean Power Plan regulations will affect APS.  There are a number of variables that remain in flux (e.g., whether Arizona will calculate compliance on a mass versus a rate basis, and whether and/or how the Clean Power Plan will affect EGUs within the Navajo Nation). Depending on how these variables are resolved in the final FIP, certain EGUs within our region may be required to curtail operations while others may be allowed to operate on a business as usual basis.  As such, APS continues to advocate for Clean Power Plan compliance options that provide our EGUs with the maximum in operational flexibility.  Depending on the outcome from these efforts, a substantial change in APS's generation portfolio may be necessary.  APS will continue to monitor these standards as they are implemented within the jurisdictions affecting APS.

EPA Environmental Regulation

Effluent Limitation Guidelines. On September 30, 2015, EPA finalized revised effluent limitation guidelines establishing technology-based wastewater discharge limitations for fossil-fired EGUs.  EPA’s final regulation targets metals and other pollutants in wastewater streams originating from fly ash and bottom ash handling activities, scrubber activities, and coal ash disposal leachate.  Based upon an earlier set of preferred alternatives, the final effluent limitations generally require chemical precipitation and biological treatment for flue gas desulfurization scrubber wastewater, “zero discharge” from fly ash and bottom ash handling, and impoundment for coal ash disposal leachate.  Compliance with these limitations will be required in connection with National Pollution Discharge Elimination System ("NPDES") discharge permit renewals, which occur in five-year intervals, that arise between 2018 and 2023.  Until a draft NPDES permit for Four Corners is proposed during that timeframe, we are uncertain what will be required to control these discharges in compliance with the finalized effluent limitations at that facility.  Based on our current understanding of the final effluent limitations, we believe that compliance costs at Four Corners will be immaterial in amount. Cholla and the Navajo Plant do not require NPDES permitting.

Ozone National Ambient Air Quality Standards. On October 1, 2015, EPA finalized revisions to the primary ground-level ozone national ambient air quality standards (“NAAQS”) at a level of 70 parts per billion (“ppb”).  With ozone standards becoming more stringent, our fossil generation units will come under increasing pressure to reduce emissions of nitrogen oxides and volatile organic compounds, and to generate emission offsets for new projects or facility expansions located in ozone nonattainment areas.  EPA is expected to designate attainment and nonattainment areas relative to the new 70 ppb standard by October 1, 2017.  Depending on when EPA approves attainment designations for the Arizona and Navajo Nation jurisdictions in which our fossil generation units are located, revisions to SIPs and FIPs, respectively, implementing required controls to achieve the new 70 ppb standard are expected to be in place between 2020 and 2021.  At this time, because proposed SIPs and FIPs implementing the revised ozone NAAQSs have yet to be released, APS is unable to predict what impact the adoption of these standards may have on the Company. APS will continue to monitor these standards as they are implemented within the jurisdictions affecting APS.

Item 6.                 EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description
10.1	Pinnacle West APS	Five-Year Credit Agreement dated as of September 2, 2015, among APS, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto

10.2	Pinnacle West APS
Amendment No. 4, dated as of September 30, 2015, to Facility Lease, dated as of August 1, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee under a Trust Agreement with Emerson Finance LLC, as Lessor, and APS, as Lessee

10.3	Pinnacle West APS
Amendment No. 3, dated as of September 30, 2015, to Facility Lease, dated as of August 1, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee under a Trust Agreement with Security Pacific Capital Leasing Corporation, as Lessor, and APS, as Lessee

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	October 30, 2015	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	October 30, 2015	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)