Form 10-K
period 2015-12-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2016-02-19
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

      ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of each registrant’s most recently completed second fiscal quarter:

PINNACLE WEST CAPITAL CORPORATION	$6,271,269,171 as of June 30, 2015
ARIZONA PUBLIC SERVICE COMPANY	$0 as of June 30, 2015

The number of shares outstanding of each registrant’s common stock as of February 12, 2016

PINNACLE WEST CAPITAL CORPORATION	111,004,916 shares
ARIZONA PUBLIC SERVICE COMPANY	Common Stock, $2.50 par value, 71,264,947 shares. Pinnacle West Capital Corporation is the sole holder of Arizona Public Service Company’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Pinnacle West Capital Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 18, 2016 are incorporated by reference into Part III hereof.

Arizona Public Service Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

This combined Form 10-K is separately filed by Pinnacle West and APS.  Each registrant is filing on its own behalf all of the information contained in this Form 10-K that relates to such registrant and, where required, its subsidiaries.  Except as stated in the preceding sentence, neither registrant is filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.  The information required with respect to each company is set forth within the applicable items.  Item 8 of this report includes Consolidated Financial Statements of Pinnacle West and Consolidated Financial Statements of APS.  Item 8 also includes Combined Notes to Consolidated Financial Statements.

i

GLOSSARY OF NAMES AND TECHNICAL TERMS

ac	Alternating Current
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
ANPP	Arizona Nuclear Power Project, also known as Palo Verde
APS	Arizona Public Service Company, a subsidiary of the Company
ARO	Asset retirement obligations
BART	Best available retrofit technology
Base Fuel Rate	The portion of APS’s retail base rates attributable to fuel and purchased power costs
BCE	Bright Canyon Energy Corporation, a subsidiary of the Company
BHP Billiton	BHP Billiton New Mexico Coal, Inc.
BNCC	BHP Navajo Coal Company
CAISO	California Independent System Operator
CCR	Coal combustion residuals
Cholla	Cholla Power Plant
dc	Direct Current
distributed energy systems	Small-scale renewable energy technologies that are located on customers’ properties, such as rooftop solar systems
DOE	United States Department of Energy
DOI	United States Department of the Interior
DOJ	United States Department of Justice
DSM	Demand side management
DSMAC	Demand side management adjustment charge
EES	Energy Efficiency Standard
El Dorado	El Dorado Investment Company, a subsidiary of the Company
El Paso	El Paso Electric Company
EPA	United States Environmental Protection Agency
FERC	United States Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
GWh	Gigawatt-hour, one billion watts per hour
kV	Kilovolt, one thousand volts
kWh	Kilowatt-hour, one thousand watts per hour
LFCR	Lost Fixed Cost Recovery Mechanism
MMBtu	One million British Thermal Units
MW	Megawatt, one million watts
MWh	Megawatt-hour, one million watts per hour
Native Load	Retail and wholesale sales supplied under traditional cost-based rate regulation
Navajo Plant	Navajo Generating Station
NERC	North American Electric Reliability Corporation
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC
OCI	Other comprehensive income
OSM	Office of Surface Mining Reclamation and Enforcement
Palo Verde	Palo Verde Nuclear Generating Station or PVNGS
Pinnacle West	Pinnacle West Capital Corporation (any use of the words “Company,” “we,” and “our” refer to Pinnacle West)
PSA	Power supply adjustor approved by the ACC to provide for recovery or refund of variations in actual fuel and purchased power costs compared with the Base Fuel Rate
RES	Arizona Renewable Energy Standard and Tariff
Salt River Project or SRP	Salt River Project Agricultural Improvement and Power District
SCE	Southern California Edison Company
SIB	System Improvement Benefits
TCA	Transmission cost adjustor
VIE	Variable interest entity

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

•	power plant and transmission system performance and outages;

•	competition in retail and wholesale power markets;

•	regulatory and judicial decisions, developments and proceedings;

•	new legislation or regulation, including those relating to environmental requirements, nuclear plant operations and potential deregulation of retail electric markets;

•	fuel and water supply availability;

•	our ability to achieve timely and adequate rate recovery of our costs, including returns on and of debt and equity capital investment;

•	our ability to meet renewable energy and energy efficiency mandates and recover related costs;

•	risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainty;

•	current and future economic conditions in Arizona, including in real estate markets;

•	the development of new technologies which may affect electric sales or delivery;

•	the cost of debt and equity capital and the ability to access capital markets when required;

•	environmental and other concerns surrounding coal-fired generation, including regulation of greenhouse gas emissions;

•	volatile fuel and purchased power costs;

•	the investment performance of the assets of our nuclear decommissioning trust, pension, and other postretirement benefit plans and the resulting impact on future funding requirements;

•	the liquidity of wholesale power markets and the use of derivative contracts in our business;

•	potential shortfalls in insurance coverage;

•	new accounting requirements or new interpretations of existing requirements;

•	generation, transmission and distribution facility and system conditions and operating costs;

•	the ability to meet the anticipated future need for additional generation and associated transmission facilities in our region;

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

BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

APS currently provides electric service to approximately 1.2 million customers.  We own or lease 6,186 MW of regulated generation capacity and we hold a mix of both long-term and short-term purchased power agreements for additional capacity, including a variety of agreements for the purchase of renewable energy.  During 2015, no single purchaser or user of energy accounted for more than 1.3% of our electric revenues.

The following map shows APS’s retail service territory, including the locations of its generating facilities and principal transmission lines.

NEVADA
UTAH
COLORADO
NAVAJO
FARMINGTON, NM
LAS VEGAS
FOUR CORNERS
NEW MEXICO
KINGMAN
FLAGSTAFF
WINSLOW
CHOLLA
BAGDAD
CALIFORNIA
PRESCOTT
PALO VERDE
WEST PHOENIX
OCOTILLO
GLOBE
SUNDANCE
REDHAWK
GILA BEND
YUMA
YUCCA
SAGUARO
TUCSON
NOGALES
DOUGLAS

APS Retail Electric Service Territory

Major APS Power Plants

Principal APS Transmission Lines

Transmission Lines Operated for Others

APS Solar Power Plants

Energy Sources and Resource Planning
 To serve its customers, APS obtains power through its various generation stations and through purchased power agreements.  Resource planning is an important function necessary to meet Arizona’s future energy needs.  APS’s sources of energy by type used to supply energy to Native Load customers during 2015 were as follows:

Generation Facilities

APS has ownership interests in or leases the coal, nuclear, gas, oil and solar generating facilities described below.  For additional information regarding these facilities, see Item 2.

Coal-Fueled Generating Facilities

Four Corners — Four Corners was originally a 5-unit coal-fired power plant, which is located in the northwestern corner of New Mexico.  APS operates the plant and owns 100% of Four Corners Units 1, 2 and 3 and 63% of Four Corners Units 4 and 5 following the acquisition of SCE’s interest in Units 4 and 5 described below.  As of December 30, 2013, APS retired Units 1, 2 and 3.  APS has a total entitlement from Four Corners of 970 MW.

On December 30, 2013, APS purchased SCE's 48% interest in each of Units 4 and 5 of Four Corners. The final purchase price for SCE’s interest was approximately $182 million. In connection with APS’s most recent retail rate case with the ACC, the ACC reserved the right to review the prudence of the Four Corners transaction for cost recovery purposes upon the closing of the transaction.  On December 23, 2014, the ACC approved rate adjustments related to APS’s acquisition of SCE’s interest in Four Corners resulting in a revenue increase of $57.1 million on an annual basis.  On February 23, 2015, the ACC decision approving the rate adjustment was appealed. APS has intervened and is actively participating in the proceeding. The Arizona Court of Appeals has suspended the appeal pending the Arizona Supreme Court's decision in the SIB matter discussed in Note 3, which could have an effect on the outcome of this Four Corners proceeding. We cannot predict when or how this matter will be resolved.

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

When APS, or an affiliate of APS, ultimately acquires El Paso's interest in Four Corners, NTEC has the option to purchase the interest within a certain timeframe pursuant to an option granted by APS to NTEC.  On December 29, 2015, NTEC notified APS of its intent to exercise the option. APS is negotiating a definitive purchase agreement with NTEC for the purchase of the 7% interest. The 2016 Coal Supply Agreement contains alternate pricing terms for the 7% shortfall obligations in the event NTEC does not purchase the interest.

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

The Four Corners plant site is leased from the Navajo Nation and is also subject to an easement from the federal government.  APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041.  The Navajo Nation approved these amendments in March 2011.  The effectiveness of the amendments also required the approval of the DOI, as did a related federal rights-of-way grant.  A federal environmental review was undertaken as part of the DOI review process and culminated in the issuance by the DOI of a record of decision on July 17, 2015. The record of decision provided the authority for the Bureau of Indian Affairs to sign the lease amendments and rights-of-way renewals, which occurred in late July 2015.

On December 21, 2015, several environmental groups filed a notice of intent to sue with OSM and other federal agencies under the Endangered Species Act alleging that OSM's reliance on the Biological Opinion and Incidental Take Statement prepared in connection with the environmental review described above were not in accordance with applicable law. We are monitoring this matter and will intervene if a lawsuit is filed. We cannot predict the timing or outcome of this matter.

In 2012, several environmental groups filed a lawsuit in federal district court against OSM challenging OSM’s 2012 approval of a permit revision which allowed for the expansion of mining operations into a new area of the mine that serves Four Corners ("Area IV North"). In April 2015, the court issued an order invalidating the permit revision, thereby prohibiting mining in Area IV North until OSM takes action to cure the defect in its permitting process identified by the court. On December 29, 2015, OSM took action to cure the defect in its permitting process by issuing a revised environmental assessment and finding of no new significant impact, and reissued the permit. This action is subject to possible judicial review.

Cholla — Cholla was originally a 4-unit coal-fired power plant, which is located in northeastern Arizona.  APS operates the plant and owns 100% of Cholla Units 1, 2 and 3.  PacifiCorp owns Cholla Unit 4, and APS operates that unit for PacifiCorp.  On September 11, 2014, APS announced that it would close its 260 MW Unit 2 at Cholla and cease burning coal at Units 1 and 3 by the mid-2020s if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. (See Note 3 for details related to the resulting regulatory asset and Note 10 for details of the proposal.) APS believes that the environmental benefits of this proposal are greater in the long term than the benefits that would have resulted from adding the emissions control equipment. APS closed Unit 2 on October 1, 2015. Following the closure of Unit 2, APS has a total entitlement from Cholla of 387 MW.

APS purchases all of Cholla’s coal requirements from a coal supplier that mines all of the coal under long-term leases of coal reserves with the federal and state governments and private landholders.  The Cholla coal contract runs through 2024.  In addition, APS has a long-term coal transportation contract that runs through 2017. See "Current and Future Resources - Future Resources and Resource Plan" below for a discussion of future plans for Cholla.

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

Palo Verde Leases — In 1986, APS entered into agreements with three separate lessor trust entities in order to sell and lease back approximately 42% of its share of Palo Verde Unit 2 and certain common facilities.  The leaseback was originally scheduled to expire at the end of 2015 and contained options to renew the leases or to purchase the leased property for fair market value at the end of the lease terms.  On July 7, 2014, APS exercised the fixed rate lease renewal options.  The length of the renewal options resulted in APS retaining the assets through 2023 under one lease and 2033 under the other two leases. At the end of the lease renewal periods, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to two years, or return the assets to the lessors. See Note 18 for additional information regarding the Palo Verde Unit 2 sale leaseback transactions.

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

The Palo Verde participants have contracted for 100% of Palo Verde’s requirements for uranium concentrates and conversion services through 2018 and 45% of its requirements in 2019-2025.  The participants have also contracted for 100% of Palo Verde’s enrichment services through 2020 and 20% of its enrichment services for 2021-2026; and all of Palo Verde’s fuel assembly fabrication services through 2022.

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

APS’s first claim made pursuant to the terms of the August 18, 2014 settlement agreement, which was for the period July 1, 2011 through June 30, 2014, was for $42.0 million (APS’s share of this amount was $12.2 million), and payment was received on June 1, 2015. APS’s second claim made pursuant to the terms of the August 18, 2014, settlement agreement, which was for the period July 1, 2014 through June 30, 2015, and was for $12.0 million (APS's share of this amount is $3.6 million), was submitted to the DOE on November 2, 2015. The second claim is presently being reviewed by DOE.

Amounts recovered in the lawsuit and settlement were recorded as adjustments to regulatory liability and had no impact on current income.

The One-Mill Fee — In 2011, the National Association of Regulatory Utility Commissioners and the Nuclear Energy Institute challenged DOE’s 2010 determination of the adequacy of the one tenth of a cent per kWh fee (the “one-mill fee”) paid by the nation’s commercial nuclear power plant owners pursuant to their individual obligations under the Standard Contract.  This fee is recovered by APS in its retail rates.  In June 2012, the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) held that DOE failed to conduct a sufficient fee analysis in making the 2010 determination.  The D.C. Circuit remanded the 2010 determination to the Secretary of the DOE (“Secretary”) with instructions to conduct a new fee adequacy determination within six months.  In February 2013, upon completion of DOE’s revised one-mill fee adequacy determination, the D.C. Circuit reopened the proceedings.  On November 19, 2013, the D.C. Circuit found that the DOE did not conduct a legally adequate fee assessment and ordered the Secretary to notify Congress of his intent to suspend collecting annual fees for nuclear waste disposal from nuclear power plant operators, as he is required to do pursuant to the NWPA and the D.C. Circuit’s order.  On January 3, 2014, the Secretary notified Congress of his intention to suspend collection of the one-mill fee, subject to Congress’ disapproval. On May 16, 2014, the DOE notified all commercial nuclear power plant operators who are party to a Standard Contract that it reduced the one-mill fee to zero, thus effectively terminating the one-mill fee.

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

Nuclear Decommissioning Costs — APS currently relies on an external sinking fund mechanism to meet the NRC financial assurance requirements for decommissioning its interests in Palo Verde Units 1, 2 and 3.  The decommissioning costs of Palo Verde Units 1, 2 and 3 are currently included in APS’s ACC jurisdictional rates.  Decommissioning costs are recoverable through a non-bypassable system benefits charge (paid by all retail customers taking service from the APS system).  Based on current nuclear decommissioning trust asset balances, site specific decommissioning cost studies, anticipated future contributions to the decommissioning trusts, and return projections on the asset portfolios over the expected remaining operating life of the facility, we are on track to meet the current site specific decommissioning costs for Palo Verde at the time the units are expected to be decommissioned. See Note 19 for additional information about APS’s nuclear decommissioning trusts.

Palo Verde Liability and Insurance Matters — See “Palo Verde Nuclear Generating Station — Nuclear Insurance” in Note 10 for a discussion of the insurance maintained by the Palo Verde participants, including APS, for Palo Verde.

Impact of Earthquake and Tsunami in Japan on Nuclear Energy Industry — On March 11, 2011, an earthquake measuring 9.0 on the Richter Scale occurred off the coast of Japan causing a series of seven tsunamis.  As a result, the Fukushima Daiichi Nuclear Power Station experienced severe damage.

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

The NRC has issued a number of guidance documents regarding implementation of these requirements.  Palo Verde has met the NRC’s imposed deadlines for installation of equipment to address these requirements, but has minor additional work to perform in 2016. Palo Verde has spent approximately $125 million on capital enhancements as of December 31, 2015 (APS’s share is 29.1%).

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
Ocotillo is a 330 MW 4-unit gas plant located in the metropolitan Phoenix area.  In early 2014, APS announced a project to modernize the plant, which involves retiring two older 110 MW steam units, adding five 102 MW combustion turbines and maintaining two existing 55 MW combustion turbines.  In total, this increases the capacity of the site by 290 MW, to 620 MW, with completion targeted by summer 2019.  APS completed a competitive solicitation process in which the Ocotillo project was evaluated against other alternatives.  Consistent with the independent monitor’s report, the Ocotillo project was selected as the best alternative. APS must finalize the permitting process before construction begins.

Solar Facilities
 To date, APS has begun operation of 170 MW of utility scale solar through its AZ Sun Program, discussed below.  These facilities are owned by APS and are located in multiple locations throughout Arizona.

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

In December 2014, the ACC voted that it had no objection to APS implementing a 10 MWdc (approximately 8.5 MWac) residential rooftop program. The first stage of the residential rooftop solar program, called the "Solar Partner Program", is to be 8 MW followed by a 2 MW second stage that will only be deployed if coupled with distributed storage. Under this program, APS will own, operate and maintain approximately 1,500 residential systems. The program will target specific distribution feeders in an effort to maximize potential system benefits, while employing multiple "use cases" that will lead to a better understanding of the byproducts stemming from the multitude of complex technical interactions occurring as distributed energy resources are employed on the APS grid.

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

Purchased Power Capacity — APS’s purchased power capacity under long-term contracts as of December 31, 2015 is summarized in the table below.  All capacity values are based on net capacity unless otherwise noted.

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

Current and Future Resources

Current Demand and Reserve Margin
Electric power demand is generally seasonal.  In Arizona, demand for power peaks during the hot summer months.  APS’s 2015 peak one-hour demand on its electric system was recorded on August 15, 2015 at 7,031 MW, compared to the 2014 peak of 7,007 MW recorded on July 23, 2014.  APS’s reserve margin at the time of the 2015 peak demand, calculated using system load serving capacity, was 28%.  Excluding certain contractual rights to call on additional capacity on short notice, which APS may use in the event of unusual weather or unplanned outages, the 2015 reserve margin was 21%.  APS anticipates the reserve margin for 2016 will be approximately 24%.  Due to expiring purchase contracts and anticipated load growth, APS anticipates additional resources will be needed by 2017 in order to maintain its 15% planning reserve criteria.

Future Resources and Resource Plan
On May 8, 2015, the ACC acknowledged APS’s 2014 resource plan. Under the ACC’s resource planning rule, APS’s next resource plan would be due on April 1, 2016. On September 16, 2015, however, the ACC issued an order extending the timeframe for all utilities, including APS, to file their next resource plans. The new schedule is designed to allow utilities additional time to consider the impacts of the Clean Power Plan and improve the resource planning process by allowing more time for input and review by the ACC and applicable stakeholders. Under the revised schedule, APS will file a preliminary resource plan on March 1, 2016 and a final resource plan on April 3, 2017. The revised schedule provides that the ACC will complete its review by February 1, 2018.

On September 11, 2014, APS announced that it would close Cholla Unit 2 and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. APS closed Unit 2 on October 1, 2015. Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS is currently recovering a return on and of the net book value of the unit in base rates and plans to seek recovery of the unit’s decommissioning and other retirement-related costs over the remaining life of the plant in its next retail rate case. APS believes it will be allowed recovery of the remaining net book value of Unit 2 ($122 million as of December 31, 2015), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of Cholla Unit 2, all or a portion of the regulatory asset will be written off and APS’s net income, cash flows, and financial position will be negatively impacted.

Renewable Energy Standard
In 2006, the ACC adopted the RES.  Under the RES, electric utilities that are regulated by the ACC must supply an increasing percentage of their retail electric energy sales from eligible renewable resources, including solar, wind, biomass, biogas and geothermal technologies.  The renewable energy requirement is 6% of retail electric sales in 2016 and increases annually until it reaches 15% in 2025.  In APS’s 2009 retail rate case settlement agreement (the “2009 Settlement Agreement”), APS committed to have 1,700 GWh of new renewable resources in service by year-end 2015 in addition to its RES renewable resource commitments. APS met its settlement commitment and RES target for 2015.
A component of the RES is focused on stimulating development of distributed energy systems.  Accordingly, under the RES, an increasing percentage of that requirement must be supplied from distributed energy resources.  This distributed energy requirement is 30% of the overall RES requirement of 6% in 2016.  The following table summarizes the RES requirement standard (not including the additional commitment required by the 2009 Settlement Agreement) and its timing:

	2016	2020	2025
RES as a % of retail electric sales	6%	10%	15%
Percent of RES to be supplied from distributed energy resources	30%	30%	30%

In 2013, the ACC conducted a hearing to consider APS's proposal to establish compliance with distributed energy requirements by tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits. On February 6, 2014, the ACC established a proceeding to modify the renewable energy rules to establish a process for compliance with the renewable energy requirement that is not based solely on the use of renewable energy credits. On September 9, 2014, the ACC authorized a rulemaking process to modify the RES rules. The proposed changes would permit the ACC to find that utilities have complied with the distributed energy requirement in light of all available information. The ACC adopted these changes on December 18, 2014.  The revised rules went into effect on April 21, 2015.

Renewable Energy Portfolio.  To date, APS has a diverse portfolio of existing and planned renewable resources totaling 1,328 MW, including solar, wind, geothermal, biomass and biogas.  Of this portfolio, 1,278 MW are currently in operation and 50 MW are under contract for development or are under construction.  Renewable resources in operation include 189 MW of facilities owned by APS, 629 MW of long-term purchased power agreements, and an estimated 427 MW of customer-sited, third-party owned distributed energy resources.

APS’s strategy to achieve its RES requirements includes executing purchased power contracts for new facilities, ongoing development of distributed energy resources and procurement of new facilities to be owned by APS.  In September 2015, APS completed construction of its 170 MW AZ Sun Program.  APS has invested approximately $675 million in its AZ Sun Program.  See Note 3 for additional details about the AZ Sun Program.

The following table summarizes APS’s renewable energy sources currently in operation and under development.  Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Location	Actual/ Target Commercial Operation Date	Term (Years)	Net Capacity In Operation (MW AC)	Net Capacity Planned/Under Development (MW AC)
APS Owned
Solar:
AZ Sun Program:
Paloma	Gila Bend, AZ	2011		17
Cotton Center	Gila Bend, AZ	2011		17
Hyder Phase 1	Hyder, AZ	2011		11
Hyder Phase 2	Hyder, AZ	2012		5
Chino Valley	Chino Valley, AZ	2012		19
Hyder II	Hyder, AZ	2013		14
Foothills	Yuma, AZ	2013		35
Gila Bend	Gila Bend, AZ	2014		32
Luke AFB	Glendale, AZ	2015		10
Desert Star	Buckeye, AZ	2015		10
Subtotal AZ Sun Program				170
Multiple Facilities	AZ	Various		4
Distributed Energy:
APS Owned (a)	AZ	Various		15	9	(c)
Total APS Owned				189	9
Purchased Power Agreements
Solar:
Solana	Gila Bend, AZ	2013	30	250
RE Ajo	Ajo, AZ	2011	25	5
Sun E AZ 1	Prescott, AZ	2011	30	10
Saddle Mountain	Tonopah, AZ	2012	30	15
Badger	Tonopah, AZ	2013	30	15
Gillespie	Maricopa County, AZ	2013	30	15
Wind:
Aragonne Mesa	Santa Rosa, NM	2006	20	90
High Lonesome	Mountainair, NM	2009	30	100
Perrin Ranch Wind	Williams, AZ	2012	25	99
Geothermal:
Salton Sea	Imperial County, CA	2006	23	10
Biomass:
Snowflake	Snowflake, AZ	2008	15	14
Biogas:
Glendale Landfill	Glendale, AZ	2010	20	3
NW Regional Landfill	Surprise, AZ	2012	20	3
Total Purchased Power Agreements				629	—
Distributed Energy
Solar (b)
Third-party Owned	AZ	Various		427	41
Agreement 1	Bagdad, AZ	2011	25	15
Agreement 2	AZ	2011-2012	20-21	18
Total Distributed Energy				460	41
Total Renewable Portfolio				1,278	50

(a)	Includes Flagstaff Community Power Project, APS School and Government Program and APS Solar Partner Program.

(b)	Includes rooftop solar facilities owned by third parties. Distributed generation is produced in DC and is converted to AC for reporting purposes.

(c)
This amount represents the Solar Partner Program consisting of approximately 1,500 APS-owned rooftop solar systems. We are in the process of installing these systems and expect all to be installed and operational by mid-2016, at which time the 9 MW will be considered "in operation" for purposes of this table.

Demand Side Management
 In December 2009, Arizona regulators placed an increased focus on energy efficiency and other demand side management programs to encourage customers to conserve energy, while incentivizing utilities to aid in these efforts that ultimately reduce the demand for energy.  The ACC initiated its Energy Efficiency rulemaking, with a proposed Energy Efficiency Standard (“EES”) of 22% cumulative annual energy savings by 2020.  This standard was adopted and became effective on January 1, 2011.  This standard will likely impact Arizona’s future energy resource needs.  (See Note 3 for energy efficiency and other demand side management obligations).

Government Awards

Through various DOE initiatives, the Federal government made a number of programs available for utilities to develop renewable resources, improve reliability and create jobs.  In 2015, APS completed its work on a $3 million financial award for a high penetration photovoltaic generation study related to the Community Power Project in Flagstaff, Arizona.

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

On May 9, 2013, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona.  The ACC subsequently opened a docket for this matter and received comments from a number of interested parties on the considerations involved in establishing retail electric deregulation in the state.  One of these considerations was whether various aspects of a deregulated market, including setting utility rates on a “market” basis, would be consistent with the requirements of the Arizona Constitution.  On September 11, 2013, after receiving legal advice from the ACC staff, the ACC voted 4-1 to close the current docket and await full Arizona Constitutional authority before any further examination of this matter.  The motion approved by the ACC also included opening one or more new dockets in the future to explore options to offer more rate choices to customers and innovative changes within the existing cost-of-service regulatory model that could include elements of competition.  The ACC opened a docket on November 4, 2013 to explore technological advances and innovative changes within the electric utility industry.  A series of workshops in this docket were held in 2014 and another in February of 2015. No further workshops are scheduled and no actions were taken as a result of these workshops.

On January 28, 2016, an ACC Commissioner, Robert L. Burns, sent APS a Notice of Investigation pursuant to an Arizona statute that authorizes a Commissioner and his agents to inspect the accounts, books, papers and documents of any public service corporation, and examine under oath any officer, agent or employee of such corporation in relation to the business and affairs of the corporation. The Notice states that Commissioner Burns intends to investigate whether APS has used funds recoverable from ratepayers for political contributions, lobbying, or charitable donations purposes; whether APS’s corporate affiliates have made contributions or donations under APS’ brand name; and the degree to which APS and Pinnacle West are “intertwined” in terms of organization, management and operations. APS intends to cooperate with this investigation to the full extent that the matter is lawfully authorized, but cannot predict its timing or outcome.

Wholesale

FERC regulates rates for wholesale power sales and transmission services.  (See Note 3 for information regarding APS’s transmission rates.)  During 2015, approximately 5.2% of APS’s electric operating revenues resulted from such sales and services.  APS’s wholesale activity primarily consists of managing fuel and purchased power supplies to serve retail customer energy requirements.  APS also sells, in the wholesale market, its generation output that is not needed for APS’s Native Load and, in doing so, competes with other utilities, power marketers and independent power producers.  Additionally, subject to specified parameters, APS hedges both electricity and fuels.  The majority of these activities are undertaken to mitigate risk in APS’s portfolio.

Environmental Matters

Climate Change

Legislative Initiatives. There have been no recent attempts by Congress to pass legislation that would regulate greenhouse gas ("GHG") emissions, and it is unclear whether the 114th Congress will consider a climate change bill. In the event climate change legislation ultimately passes, the actual economic and operational impact of such legislation on APS depends on a variety of factors, none of which can be fully known until a law is enacted and the specifics of the resulting program are established. These factors include the terms of the legislation with regard to allowed GHG emissions; the cost to reduce emissions; in the event a cap-and-trade program is established, whether any permitted emissions allowances will be allocated to source operators free of cost or auctioned (and, if so, the cost of those allowances in the marketplace) and whether offsets and other measures to moderate the costs of compliance will be available; and, in the event of a carbon tax, the amount of the tax per pound of carbon dioxide (“CO2”) equivalent emitted.

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

Regulatory Initiatives. In 2009, EPA determined that GHG emissions endanger public health and welfare. As a result of this “endangerment finding,” EPA determined that the Clean Air Act required new regulatory requirements for new and modified major GHG emitting sources, including power plants. APS will generally be required to consider the impact of GHG emissions as part of its traditional New Source Review ("NSR") analysis for new major sources and major modifications to existing plants.

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

With respect to existing power plants, EPA’s recently finalized “Clean Power Plan” imposes state-specific goals or targets to achieve reductions in CO2 emission rates from existing EGUs measured from a 2012 baseline. In a significant change from the proposed rule, EPA’s final performance standards apply directly to specific units based upon their fuel-type and configuration (i.e., coal- or oil-fired steam plants versus combined cycle natural gas plants). As such, each state’s goal is an emissions performance standard that reflects the fuel mix employed by the EGUs in operation in those states. The final rule provides guidelines to states to help develop their plans for meeting the interim (2022-2029) and final (2030 and beyond) emission performance standards, with three distinct compliance periods within that timeframe. States were originally required to submit their plans to EPA by September 2016, with an optional two-year extension provided to states establishing a need for additional time; however, it is expected that this timing will be impacted by the court-imposed stay described below.

ADEQ, with input from a technical working group comprised of Arizona utilities and other stakeholders, is presently working to develop a compliance plan for submittal to EPA. In addition to these on-going state proceedings, EPA has taken public comments on proposed model rules and a proposed federal compliance plan, which included consideration as to how the Clean Power Plan will apply to EGUs on tribal land such as the Navajo Nation.

The legality of the Clean Power Plan is being challenged in the U.S. Court of Appeals for the D.C. Circuit; the parties raising this challenge include, among others, the ACC. On February 9, 2016, the U.S. Supreme Court granted a stay of the Clean Power Plan pending judicial review of the rule, which temporarily delays compliance obligations under the Clean Power Plan. We cannot predict the extent of such delay.

With respect to our Arizona generating units, we are currently evaluating the range of compliance options available to ADEQ, including whether Arizona deploys a rate- or mass-based compliance plan. Based on the fuel-mix and location of our Arizona EGUs, and the significant investments we have made in renewable generation and demand-side energy efficiency, if ADEQ selects a rate-based compliance plan, we believe that we will be able to comply with the Clean Power Plan for our Arizona generating units in a manner that will not have material financial or operational impacts to the Company. On the other hand, if ADEQ selects a mass-based approach to compliance with the Clean Power Plan, our annual cost of compliance could be material. These costs could include costs to acquire mass-based compliance allowances.

As to our facilities on the Navajo Nation, EPA has yet to determine whether or to what extent EGUs on the Navajo Nation will be required to comply with the Clean Power Plan. EPA has proposed to determine that it is necessary or appropriate to impose a federal plan on the Navajo Nation for compliance with the Clean Power Plan. In response, we filed comments with EPA advocating that such a federal plan is neither necessary nor appropriate to protect air quality on the Navajo Nation. If EPA reaches a determination that is consistent with our preferred approach for the Navajo Nation, we believe the Clean Power Plan will not have material financial or operational impacts on our operations within the Navajo Nation.

Alternatively, if EPA determines that a federal plan is necessary or appropriate for the Navajo Nation, and depending on our need for future operations at our EGUs located there, we may be unable to comply with the federal plan unless we acquire mass-based allowances or emission rate credits within established carbon trading markets, or curtail our operations. Subject to the uncertainties set forth below, and assuming that EPA establishes a federal plan for the Navajo Nation that requires carbon allowances or credits to be surrendered for plan compliance, it is possible we will be required to purchase some quantity of credits or allowances, the cost of which could be material.

Because ADEQ has not issued its plan for Arizona, and because we do not know whether EPA will decide to impose a plan or, if so, what that plan will require, there are a number of uncertainties associated with our potential cost exposure. These uncertainties include: whether judicial review will result in the Clean Power Plan being vacated in whole or in part or, if not, the extent of any resulting compliance deadline delays; whether any plan will be imposed for EGUs on the Navajo Nation; the future existence and liquidity of allowance or credit compliance trading markets; the applicability of existing contractual obligations with current and former owners of our participant-owned coal-fired EGUs; the type of federal or state compliance plan (either rate- or mass-based); whether or not the trading of allowances or credits will be authorized mechanisms for compliance with any final EPA or ADEQ plan; and how units that have been closed will be treated for allowance or credit allocation purposes.

In the event that the incurrence of compliance costs is not economically viable or prudent for our operations in Arizona or on the Navajo Nation, or if we do not have the option of acquiring allowances to account for the emissions from our operations, we may explore other options, including reduced levels of output, as an alternative to purchasing allowances. Given these uncertainties, our analysis of the available compliance options remains on-going, and additional information or considerations may arise that change our expectations.

Company Response to Climate Change Initiatives. We have undertaken a number of initiatives that address emission concerns, including renewable energy procurement and development, promotion of programs and rates that promote energy conservation, renewable energy use, and energy efficiency. (See “Energy Sources and Resource Planning - Current and Future Resources” above for details of these plans and initiatives.) APS currently has a diverse portfolio of renewable resources, including solar, wind, geothermal, biogas, and biomass, and we expect the percentage of renewable energy in our resource portfolio to increase over the coming years.
APS prepares an inventory of GHG emissions from its operations. This inventory is reported to EPA under the EPA GHG Reporting Program and is voluntarily communicated to the public in Pinnacle West’s annual Corporate Responsibility Report, which is available on our website (www.pinnaclewest.com). The report provides information related to the Company and its approach to sustainability and its workplace and environmental performance. The information on Pinnacle West’s website, including the Corporate Responsibility Report, is not incorporated by reference into or otherwise a part of this report.

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

APS believes that EPA’s final rule as it applies to Cholla, which would require installation of SCR controls with a cost to APS of approximately $100 million (excludes costs related to Cholla Unit 2 which was closed on October 1, 2015), is unsupported and that EPA had no basis for disapproving Arizona’s SIP and promulgating a FIP that is inconsistent with the state’s considered BART determinations under the regional haze program.  Accordingly, on February 1, 2013, APS filed a Petition for Review of the final BART rule in the United States Court of Appeals for the Ninth Circuit.  Briefing in the case was completed in February 2014.

In September 2014, APS met with EPA to propose a compromise BART strategy wherein, pending certain regulatory approvals, APS would permanently close Cholla Unit 2 (which occurred on October 1, 2015) and cease burning coal at Units 1 and 3 by the mid-2020s. (See Note 3 for details related to the resulting regulatory asset.) APS made the proposal with the understanding that additional emission control equipment is unlikely to be required in the future because retiring and/or converting the units as contemplated in the proposal is more cost effective than, and will result in increased visibility improvement over, the current BART requirements for NOx imposed on the Cholla units under EPA's BART FIP. APS’s proposal involves state and federal rulemaking processes. In light of these ongoing administrative proceedings, on February 19, 2015, APS, PacifiCorp (owner of Cholla Unit 4), and EPA jointly moved the court to sever and hold in abeyance those claims in the litigation pertaining to Cholla pending regulatory actions by the state and EPA. The court granted the parties' unopposed motion on February 20, 2015. On October 16, 2015, ADEQ issued the Cholla permit, which incorporates APS's proposal, and subsequently submitted a proposed revision to the SIP to the EPA, which would incorporate the new permit terms.  APS is unable to predict when or whether APS's proposal may ultimately be approved by the EPA.
Four Corners. On August 6, 2012, EPA issued its final BART determination for Four Corners, which requires APS to install and operate SCR control technology on Units 4 and 5 by July 31, 2018. (APS retired Four Corners Units 1-3 on December 30, 2013.) APS estimates that its 63% share of the cost of these controls for Four Corners Units 4 and 5 would be approximately $400 million. In addition, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso's 7% interest in Four Corners Units 4 and 5. Completion of the purchase is subject to the receipt of certain regulatory approvals and is expected to occur in July 2016. In December 2015, NTEC notified APS of its intention to exercise its option to acquire the 7% interest from APS. The cost of the controls related to the 7% interest is approximately $45 million, which will be assumed by the ultimate owner of the 7% interest.
Navajo Plant. On January 18, 2013, EPA issued a proposed BART rule for the Navajo Plant, which would require installation of SCR technology in order to achieve a new, more stringent plant-wide NOx emission limit. In addition, EPA proposed a “better than BART” alternative and solicited comment on other options that could set longer time frames for installing pollution controls if the Navajo Plant can achieve additional emission reductions. On July 26, 2013, a group of stakeholders, including SRP, the operating agent for the Navajo Plant, submitted to EPA two suggested alternatives to BART, which would achieve greater NOx emission reductions and result in greater reasonable progress toward the national visibility goal than EPA’s proposed BART determination. On July 28, 2014, EPA issued a final Navajo Plant BART rule approving the alternative stakeholder plan. Depending on which alternate operating scenario the Navajo Plant participants ultimately select, the required NOx emission reductions could be achieved by either closing one of the three 750 MW units at the plant or curtailing energy production across all three units, such that the emission reductions are commensurate with the closure of approximately one of the Navajo Plant units. APS estimates that its share of costs for upgrades at the Navajo Plant, based on EPA's FIP, could be up to approximately $200 million. In October 2014, a coalition of environmental groups, an Indian tribe, and others filed petitions for review in the United States Court of Appeals for the Ninth Circuit asking the Court to review EPA’s final BART rule for the Navajo Plant. We cannot predict the outcome of this petition.
Mercury and other Hazardous Air Pollutants. In 2011, EPA issued rules establishing maximum achievable control technology standards to regulate emissions of mercury and other hazardous air pollutants from fossil-fired plants.  APS estimates that the cost for the remaining equipment necessary to meet these standards is approximately $8 million for Cholla (excluding costs related to Cholla Unit 2, which was closed on October 1, 2015). No additional equipment is needed for Four Corners Units 4 and 5 to comply with these rules.  SRP, the operating agent for the Navajo Plant, estimates that APS's share of costs for equipment necessary to comply with the rules is approximately $1 million. The United States Supreme Court’s recent decision in Michigan vs. EPA reversed and remanded the MATS proceeding back to the DC Circuit Court. The Circuit Court then remanded the MATS rule back to EPA to address rulemaking deficiencies identified by the Supreme Court. Further EPA action on the MATS rule is pending.  This proceeding does not materially impact APS.  Regardless of how EPA addresses the deficiencies in the MATS rulemaking, the Arizona State Mercury Rule, the stringency of which is roughly equivalent to that of MATS, would still apply to Cholla.

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

Clean Air Act Citizen Lawsuit. On October 4, 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners participants alleging violations of the NSR provisions of the Clean Air Act.  Subsequent to filing its original Complaint, on January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the Clean Air Act’s New Source Performance Standards ("NSPS") program.  The case was held in abeyance while APS negotiated a settlement with DOJ and environmental plaintiffs.  In March 2015, the parties agreed in principle to settle the case, and on June 24, 2015, DOJ lodged the proposed consent decree with the United States District Court for the District of New Mexico. On August 17, 2015, the consent decree was entered by the district court.

The settlement requires installation of pollution control technology and implementation of other measures to reduce sulfur dioxide and nitrogen oxide emissions from the two Four Corners units, although installation of much of this equipment was already planned in order to comply with EPA's Regional Haze Rule requirements. The settlement also requires the Four Corners co-owners to pay a civil penalty of $1.5 million and spend $6.7 million for certain environmental mitigation projects to benefit the Navajo Nation. APS is responsible for 15 percent of these costs based on its ownership interest in the units at the time of the alleged violations, which does not result in a material impact on our financial position, results of operations or cash flows.

Superfund-Related Matters. The Comprehensive Environmental Response Compensation and Liability Act ("Superfund") establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties ("PRPs").  PRPs may be strictly, and often are jointly and severally, liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 ("OU3") in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study work plan.  We estimate that our costs related to this investigation and study will be approximately $2 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

On August 6, 2013, the Roosevelt Irrigation District ("RID") filed a lawsuit in Arizona District Court against APS and 24 other defendants, alleging that RID’s groundwater wells were contaminated by the release of hazardous substances from facilities owned or operated by the defendants.  The lawsuit also alleges that, under Superfund laws, the defendants are jointly and severally liable to RID.  The allegations against APS arise out of APS’s current and former ownership of facilities in and around OU3.  As part of a state governmental investigation into groundwater contamination in this area, on January 25, 2015, ADEQ sent a letter to APS seeking information concerning the degree to which, if any, APS’s current and former ownership of these facilities may have contributed to groundwater contamination in this area.  We are unable to predict the outcome of these matters; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

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
On May 18, 2005, APS, SRP, as the operating agent for the Navajo Plant, and the Navajo Nation executed a Voluntary Compliance Agreement to resolve their disputes regarding the Navajo Nation Air Pollution Prevention and Control Act. As a result of this agreement, APS sought, and the courts granted, dismissal of the pending litigation in the Navajo Nation Supreme Court and the Navajo Nation District Court, to the extent the claims relate to the Clean Air Act. The agreement does not address or resolve any dispute relating to other Navajo Acts. APS cannot currently predict the outcome of this matter.
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
El Dorado

El Dorado owns minority interests in several energy-related investments and Arizona community-based ventures.  El Dorado’s short-term goal is to prudently realize the value of its existing investments.  As of December 31, 2015, El Dorado had total assets of approximately $9 million. El Dorado is not expected to contribute in any material way to our future financial performance, nor will it require any material amounts of capital over the next three years.

OTHER INFORMATION

Pinnacle West, APS and El Dorado are all incorporated in the State of Arizona.  BCE is incorporated in Delaware. Additional information for each of these companies is provided below:

	Principal Executive Office Address	Year of Incorporation	Approximate Number of Employees at December 31, 2015
Pinnacle West	400 North Fifth Street Phoenix, AZ 85004	1985	93
APS	400 North Fifth Street P.O. Box 53999 Phoenix, AZ 85072-3999	1920	6,309
BCE	400 North Fifth Street Phoenix, AZ 85004	2014	5
El Dorado	400 North Fifth Street Phoenix, AZ 85004	1983	—
Total			6,407

The APS number includes employees at jointly-owned generating facilities (approximately 2,830 employees) for which APS serves as the generating facility manager.  Approximately 1,673 APS employees are union employees, represented by the International Brotherhood of Electrical Workers ("IBEW") or the United Security Professionals of America ("USPA").  APS concluded negotiations with IBEW representatives over the new collective bargaining agreement in April 2015, and the new agreement is in place until March 31, 2018. The contract provides an average wage increase of 2.0% for the first year, 2.25% for the second year and 3.0% for the third year. The Company concluded negotiations with the USPA over the terms of a new collective bargaining agreement in May of 2014, and the new agreement is in place until May 31, 2017.

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

APS is currently pursuing certain activities, such as microgrid investments and construction of renewable facilities intended for specific customers. To date, APS has not received regulatory assurance of cost recovery for such investments. As APS engages in these activities, we will have to demonstrate to regulators that these investments are both prudent and useful in providing electric service to customers.

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

In a recent appellate challenge to an ACC rate decision regarding a water company (referred to in Note 3 as "SIB"), the Arizona Court of Appeals considered the question of how the ACC should determine the “fair value” of a utility’s property, as specified in the Arizona Constitution, in connection with authorizing the recovery of costs through rate adjustors or surcharges outside of a rate case.  The Court of Appeals reversed the ACC’s method of finding fair value in that case, and raised questions concerning the relationship between fair value findings and the recovery of capital and certain other utility costs through adjustors. The ACC sought review by the Arizona Supreme Court of this decision and APS filed a brief supporting the ACC’s petition to the Arizona Supreme Court for review of the Court of Appeals’ decision.  On February 9, 2016, the Arizona Supreme Court granted review of the decision and oral argument is set for March 22, 2016.   If the decision is upheld by the Supreme Court without modification, certain APS rate adjustors may require modification. This could in turn have an impact on APS’s ability to recover certain costs in between rate cases. APS cannot predict the outcome of this matter.
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

On January 28, 2016, an ACC Commissioner, Robert L. Burns, sent APS a Notice of Investigation pursuant to an Arizona statute that authorizes a Commissioner and his agents to inspect the accounts, books, papers and documents of any public service corporation, and examine under oath any officer, agent or employee of such corporation in relation to the business and affairs of the corporation. The Notice states that Commissioner Burns intends to investigate whether APS has used funds recoverable from ratepayers for political contributions, lobbying, or charitable donations purposes; whether APS’s corporate affiliates have made contributions or donations under APS’ brand name; and the degree to which APS and Pinnacle West are “intertwined” in terms of organization, management and operations. APS intends to cooperate with this investigation to the full extent that the matter is lawfully authorized, but cannot predict its timing or outcome.

The operation of APS’s nuclear power plant exposes it to substantial regulatory oversight and potentially significant liabilities and capital expenditures.

The NRC has broad authority under federal law to impose safety-related, security-related and other licensing requirements for the operation of nuclear generation facilities.  Events at nuclear facilities of other operators or impacting the industry generally may lead the NRC to impose additional requirements and regulations on all nuclear generation facilities, including Palo Verde.  As a result of the March 2011 earthquake and tsunamis that caused significant damage to the Fukushima Daiichi Nuclear Power Plant in Japan, various industry organizations analyzed information from the Japan incident and develop action plans for U.S. nuclear power plants.  Additionally, the NRC performed its own independent review of the events at Fukushima Daiichi, including a review of the agency’s processes and regulations in order to determine whether the agency should promulgate additional regulations and possibly make more fundamental changes to the NRC’s system of regulation.  As a result of the Fukushima event, the NRC has directed nuclear power plants to implement the first tier recommendations of the NRC’s Near Term Task Force.  In response to these recommendations, Palo Verde expects to spend approximately $0.5 million for capital enhancements to the plant over the next year in addition to the approximate $125 million that has already been spent on capital enhancements as of December 31, 2015 (APS’s share is 29.1%). We cannot predict whether these amounts will increase or whether additional financial and/or operational requirements on Palo Verde and APS may be imposed.

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

Coal Ash. In December 2014, EPA issued final regulations governing the handling and disposal of CCR, which are generated as a result of burning coal and consist of, among other things, fly ash and bottom ash. The rule regulates CCR as a non-hazardous waste. APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners and in a dry landfill storage area at the Navajo Plant. To the extent the rule requires the closure or modification of these CCR units or the construction of new CCR units beyond what we currently anticipate, APS would incur significant additional costs for CCR disposal.

Ozone National Ambient Air Quality Standards. In 2015, EPA finalized revisions to the national ambient air quality standards for nitrogen oxides, which set new, more stringent standards intended to protect human health and human welfare. Depending on the stringency of the final standards and the implementation requirements, APS may be required to invest in new pollution control technologies and to generate emission offsets for new projects or facility expansions located in ozone nonattainment areas.

APS cannot assure that existing environmental regulations will not be revised or that new regulations seeking to protect the environment will not be adopted or become applicable to it.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs incurred by APS are not fully recoverable from APS’s customers, could have a material adverse effect on its financial condition, results of operations or cash flows.  Due to current or potential future regulations or legislation coupled with trends in natural gas and coal prices, the economics of continuing to own certain resources, particularly coal facilities, may deteriorate, warranting early retirement of those plants, which may result in asset impairments.  APS would seek recovery in rates for the book value of any remaining investments in the plants as well as other costs related to early retirement, but cannot predict whether it would obtain such recovery.

APS faces physical and operational risks related to climate effects, and potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG emissions.

Concern over climate change has led to significant legislative and regulatory efforts to limit CO2, which is a major byproduct of the combustion of fossil fuel, and other GHG emissions.
Financial Risks - Greenhouse Gas Regulation and the Clean Power Plan. In 2015, EPA finalized a rule to limit carbon dioxide emissions from existing power plants. The implementation of this rule within the jurisdictions where APS operates could result in a shift in in-state generation from coal to natural gas and renewable generation. Such a substantial change in APS’s generation portfolio could require additional capital investments and increased operating costs, and thus have a significant financial impact on the Company. See Note 10 for additional risks and uncertainties resulting from the Clean Power Plan.
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

One of these options would be a continuation or expansion of APS’s existing AG (Alternative Generation) - 1 program, which essentially allows up to 200 MW of cumulative load to be served via a buy-through arrangement with competitive suppliers of generation.  On November 25, 2015, the ACC issued an order approving a request by several AG-1 customers and suppliers to extend the term of the program from July 1, 2016 to the conclusion of APS's next general rate case. The order also authorized APS to defer for future recovery unmitigated unrecovered costs attributable to the program at 90% of the first $10 million per year and at 100% of amounts above $10 million per year.

In 2010, the ACC issued a decision holding that solar vendors that install and operate solar facilities for non-profit schools and governments pursuant to a specific type of contract that calculates payments based on the energy produced are not “public service corporations” under the Arizona Constitution, and are therefore not regulated by the ACC.  The use of such products by customers within our territory results in some level of competition.  APS cannot predict when, and the extent to which, additional service providers will enter APS’s service territory, increasing the level of competition in the market.

Proposals to enable or support retail electric competition are made from time to time in legislative or other forums in Arizona. We cannot predict future regulatory or legislative action that might result in increased competition.

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

Customer and Sales Growth.  For the three years 2013 through 2015, APS’s retail customer growth averaged 1.3% per year.  We currently expect annual customer growth to average in the range of 2.0-3.0% for 2016 through 2018 based on our assessment of modestly improving economic conditions in Arizona.  For the three years 2013 through 2015 APS experienced annual increases in retail electricity sales averaging 0.1%, adjusted to exclude the effects of weather variations.  We currently estimate that annual retail electricity sales in kWh will increase on average in the range of 0.5-1.5% during 2016 through 2018, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  Actual customer and sales growth may differ from our projections as a result of numerous factors, such as economic conditions, customer growth, usage patterns and energy conservation, impacts of energy efficiency programs and growth in distributed generation, and responses to retail price changes. Additionally, recovery of a substantial portion of our fixed costs of providing service is based upon the volumetric amount of our sales.  If our customer growth rate does not continue to improve as projected, or if it declines, or if the Arizona economy fails to improve, we may be unable to reach our estimated demand level and sales projections, which could have a negative impact on our financial condition, results of operations and cash flows.
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

We are subject to cybersecurity risks and risks of unauthorized access to our systems.

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

We have experienced, and expect to continue to experience, these types of threats and attempted intrusions. The implementation of additional security measures could increase costs and have a material adverse impact on our financial results. We have obtained cyber insurance to provide coverage for a portion of the losses and damages that may result from a security breach of our information technology systems, but such insurance may not cover the total loss or damage caused by a breach. These types of events could also require significant management attention and resources, and could adversely affect Pinnacle West’s and APS’s reputation with customers and the public.

The ownership and operation of power generation and transmission facilities on Indian lands could result in uncertainty related to continued leases, easements and rights-of-way, which could have a significant impact on our business.

Certain APS power plants and portions of the transmission lines that carry power from these plants are located on Indian lands pursuant to leases, easements or other rights-of-way that are effective for specified periods.  APS is unable to predict the final outcome of pending and future approvals by applicable governing bodies with respect to renewals of these leases, easements and rights-of-way.

There are inherent risks in the ownership and operation of nuclear facilities, such as environmental, health, fuel supply, spent fuel disposal, regulatory and financial risks and the risk of terrorist attack.

APS has an ownership interest in and operates, on behalf of a group of participants, Palo Verde, which is the largest nuclear electric generating facility in the United States.  Palo Verde constitutes approximately 19% of our owned and leased generation capacity.  Palo Verde is subject to environmental, health and financial risks, such as the ability to obtain adequate supplies of nuclear fuel; the ability to dispose of spent nuclear fuel; the ability to maintain adequate reserves for decommissioning; potential liabilities arising out of the operation of these facilities; the costs of securing the facilities against possible terrorist attacks; and unscheduled outages due to equipment and other problems.  APS maintains nuclear decommissioning trust funds and external insurance coverage to minimize its financial exposure to some of these risks; however, it is possible that damages could exceed the amount of insurance coverage.  In addition, APS may be required under federal law to pay up to $111 million (but not more than $16.6 million per year) of liabilities arising out of a nuclear incident occurring not only at Palo Verde, but at any other nuclear power plant in the United States. Although we have no reason to anticipate a serious nuclear incident at Palo Verde, if an incident did occur, it could materially and adversely affect our results of operations and financial condition.  A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit and to promulgate new regulations that could require significant capital expenditures and/or increase operating costs.

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

Alternative energy technologies that produce power or reduce power consumption or emissions are being developed and commercialized, including renewable technologies such as photovoltaic (solar) cells, customer-sited generation, energy storage (batteries), and efficiency technologies.  Advances in technology and equipment/appliance efficiency could reduce the demand for supply from conventional generation, which could adversely affect APS’s business.

APS continues to pursue and implement advanced grid technologies, including transmission and distribution system technologies and digital meters enabling two-way communications between the utility and its customers.  Many of the products and processes resulting from these and other alternative technologies have not yet been widely used or tested on a long-term basis, and their use on large-scale systems is not as established or mature as APS’s existing technologies and equipment.  Widespread installation and acceptance of new technologies could enable the entry of new market participants, such as technology companies, into the interface between APS and its customers and could have other unpredictable effects on APS’s business.

Deployment of renewable energy technologies is expected to continue across the western states and result in a larger portion of the overall energy production coming from these sources. These trends, which have benefited from historical and continuing government subsidies for certain technologies, have the potential to put downward pressure on wholesale power prices throughout the western states which could make APS's existing generating facilities less economical and impact their operational patterns and long-term viability.

We are subject to employee workforce factors that could adversely affect our business and financial condition.

Like most companies in the electric utility industry, our workforce is maturing, with approximately 36% of employees eligible to retire by the end of 2018.  Although we have undertaken efforts to recruit and train new employees, we face increased competition for talent.  We are subject to other employee workforce factors, such as the availability of qualified personnel, the need to negotiate collective bargaining agreements with union employees and potential work stoppages.  These or other employee workforce factors could negatively impact our business, financial condition or results of operations.

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

Investment performance, changing interest rates and other economic factors could decrease the value of our benefit plan assets and nuclear decommissioning trust funds and increase the valuation of our related obligations, resulting in significant additional funding requirements.  We are subject to risks related to the provision of employee healthcare benefits and healthcare reform legislation.  Any inability to fully recover these costs in our utility rates would negatively impact our financial condition.

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

Employee healthcare costs in recent years have continued to rise.  Most of the Patient Protection and Affordable Care Act provisions have been implemented; however, costs and other effects of the legislation, which may include the cost of compliance and potentially increased costs of providing for medical insurance for our employees, cannot be determined with certainty at this time.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Neither Pinnacle West nor APS has received written comments regarding its periodic or current reports from the SEC staff that were issued 180 days or more preceding the end of its 2015 fiscal year and that remain unresolved.

ITEM 2.  PROPERTIES

Generation Facilities

APS’s portfolio of owned and leased generating facilities is provided in the table below:

Name	No. of Units	% Owned (a)	Principal Fuels Used	Primary Dispatch Type	Owned Capacity (MW)
Nuclear:
Palo Verde (b)	3	29.1%	Uranium	Base Load	1,146
Total Nuclear					1,146
Steam:
Four Corners 4, 5 (c)	2	63%	Coal	Base Load	970
Cholla (d)	2		Coal	Base Load	387
Navajo (e)	3	14%	Coal	Base Load	315
Ocotillo	2		Gas	Peaking	220
Total Steam					1,892
Combined Cycle:
Redhawk	2		Gas	Load Following	984
West Phoenix	5		Gas	Load Following	887
Total Combined Cycle					1,871
Combustion Turbine:
Ocotillo	2		Gas	Peaking	110
Saguaro 1, 2	2		Gas/Oil	Peaking	110
Saguaro 3	1		Gas	Peaking	79
Douglas	1		Oil	Peaking	16
Sundance	10		Gas	Peaking	420
West Phoenix	2		Gas	Peaking	110
Yucca 1, 2, 3	3		Gas/Oil	Peaking	93
Yucca 4	1		Oil	Peaking	54
Yucca 5, 6	2		Gas	Peaking	96
Total Combustion Turbine					1,088
Solar:
Cotton Center	1		Solar	As Available	17
Hyder	1		Solar	As Available	16
Paloma	1		Solar	As Available	17
Chino Valley	1		Solar	As Available	19
Gila Bend	1		Solar	As Available	32
Hyder II	1		Solar	As Available	14
Foothills	1		Solar	As Available	35
Luke AFB	1		Solar	As Available	10
Desert Star	1		Solar	As Available	10
APS Owned Distributed Energy			Solar	As Available	15
Multiple facilities			Solar	As Available	4
Total Solar					189
Total Capacity					6,186

(a)	100% unless otherwise noted.

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

(c)	The other participants are Salt River Project (10%), Public Service Company of New Mexico (13%), Tucson Electric Power Company (7%) and El Paso (7%). The plant is operated by APS.

(d)	Cholla Unit 2's last day of service was on October 1, 2015.

(e)
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

Transmission and Distribution Facilities

Current Facilities.  APS’s transmission facilities consist of approximately 6,070 pole miles of overhead lines and approximately 49 miles of underground lines, 5,847 miles of which are located in Arizona.  APS’s distribution facilities consist of approximately 11,077 miles of overhead lines and approximately 18,071 miles of underground primary cable, all of which are located in Arizona. APS distribution facilities reflect an actual net gain of 169 miles in 2015.  APS shares ownership of some of its transmission facilities with other companies.  The following table shows APS’s jointly-owned interests in those transmission facilities recorded on the Consolidated Balance Sheets at December 31, 2015:

Percent Owned (Weighted-Average)
Morgan — Pinnacle Peak System	64.6%
Palo Verde — Estrella 500kV System	50.0%
Round Valley System	50.0%
ANPP 500kV System	33.4%
Navajo Southern System	22.7%
Four Corners Switchyards	49.8%
Palo Verde — Yuma 500kV System	19.3%
Phoenix — Mead System	17.1%
Palo Verde — Morgan System	87.7%
Hassayampa — North Gila System	80.0%
Cholla 500 Switchyard	85.7%
Saguaro 500 Switchyard	75.0%

Expansion.  Each year APS prepares and files with the ACC a ten-year transmission plan.  In APS’s 2015 plan, APS projects it will develop 275 miles of new lines over the next ten years.  One significant project currently under development is a new 500kV path that will span from the Palo Verde hub around the western and northern edges of the Phoenix metropolitan area and terminate at a bulk substation in the northeast part of Phoenix.  The Palo Verde to Morgan System includes Palo Verde-Delaney-Sun Valley-Morgan. The project consists of four phases.  The first phase, Morgan to Pinnacle Peak 500kV, is currently in-service. The second and third phases, Delaney to Palo Verde 500kV and Delaney to Sun Valley 500kV, are under construction and are expected to be energized by May 2016.  The fourth phase, Morgan to Sun Valley 500kV, has been permitted and is in final design and development.  In total, the projects consist of over 100 miles of new 500kV lines, with many of those miles constructed with the capability to string a 230kV line as a second circuit.

APS continues to work with regulators to identify transmission projects necessary to support renewable energy facilities.  Two such projects, which are included in APS’s 2015 transmission plan, are the Delaney to Palo Verde line and the North Gila to Hassayampa line, both of which are intended to support the transmission of renewable energy to Phoenix and California. The North Gila to Hassayampa line went into service in May 2015.

Physical Security Standards. On July 14, 2015, FERC approved version 2 of the proposed Physical Security Reliability Standard CIP-014 (CIP-014-2).  As a result, CIP-014-2, the Physical Security Reliability Standard that requires transmission owners and operators to protect those critical transmission stations and substations and their associated primary control centers that, if rendered inoperable or damaged as a result of a physical attack, could result in widespread instability, uncontrolled separation or cascading within an interconnection, became effective on October 2, 2015, triggering a series of staggered, but interdependent obligations for APS.  As required by the Physical Security Reliability Standard, APS determined its critical transmission stations and substations and associated primary control centers that will be required to comply with the standard by October 2, 2015.  However, as contemplated under CIP-014-2, this verification has triggered additional requirements and obligations within the Physical Security Reliability Standard that are not yet due to be completed.  These remaining obligations, which consist of a risk evaluation and development and verification of a physical security plan, are due to be completed by the end the third quarter of 2016.  Until APS has completed all required activities under the Physical Security Reliability Standard, we cannot predict the extent of any financial or operational impacts on APS.

NERC Critical Infrastructure Protection Requirements. In 2014, APS initiated a comprehensive project to ensure compliance with Version 5 of NERC's Critical Infrastructure Protection Requirements (CIP V.5) which will become effective April 1, 2016. APS will be incurring incremental capital expenditures through 2017 associated with the CIP V.5 compliance implementation project estimated to be approximately $52 million.

Plant and Transmission Line Leases and Rights-of-Way on Indian Lands

The Navajo Plant and Four Corners are located on land held under leases from the Navajo Nation and also under rights-of-way from the federal government.  The right-of-way and lease for the Navajo Plant expire in 2019 and the right-of-way and lease for Four Corners were scheduled to expire in 2016.  In March, 2011, the Navajo Nation Council signed a resolution approving a 25-year extension to the existing Four Corners lease term and providing Navajo Nation consent to renewal of the related rights-of-way.   The effectiveness of the lease amendment also required the approval of the DOI, as did the related federal rights-of-way grant.  A federal environmental review was undertaken as part of the DOI review process, and culminated in the issuance by DOI of a record of decision on July 17, 2015. The record of decision provides the authority for the Bureau of Indian Affairs to sign the lease amendments and rights-of-way renewals, which occurred in late July 2015.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF PINNACLE WEST

Pinnacle West’s executive officers are elected no less often than annually and may be removed by the Board of Directors at any time.  The executive officers, their ages at February 19, 2016, current positions and principal occupations for the past five years are as follows:

Name	Age	Position	Period
Donald E. Brandt	61	Chairman of the Board and Chief Executive Officer of Pinnacle West; Chairman of the Board of APS	2009-Present
		President of APS	2013-Present
		President of Pinnacle West	2008-Present
		Chief Executive Officer of APS	2008-Present
Robert S. Bement	60	Senior Vice President, Site Operations, PVNGS, of APS	2011-Present
Denise R. Danner	60	Vice President, Controller and Chief Accounting Officer of Pinnacle West; Chief Accounting Officer of APS	2010-Present
		Vice President and Controller of APS	2009-Present
Patrick Dinkel	52	Vice President, Transmission and Distribution Operations of APS	2014-Present
		Vice President, Resource Management of APS	2012-2014
		Vice President, Power Marketing, Resource Planning and Acquisition of APS	2011-2012
		Vice President, Power Marketing and Resource Planning of APS	2010-2011
Randall K. Edington	62	Executive Vice President and Chief Nuclear Officer, PVNGS, of APS	2007-Present

David P. Falck	62	Executive Vice President and General Counsel of Pinnacle West and APS	2009-Present
		Secretary of Pinnacle West and APS	2009-2012
Daniel T. Froetscher	54	Senior Vice President, Transmission, Distribution & Customers of APS	2014-Present
		Vice President, Energy Delivery of APS	2008-2014
Barbara M. Gomez	61	Vice President, Human Resources of APS	2014-Present
		Vice President, Chief Procurement Officer of APS	2013-2014
		Vice President, Supply Chain Management of APS	2010-2013
Jeffrey B. Guldner	50	Senior Vice President, Public Policy of APS	2014-Present
		Senior Vice President, Customers and Regulation of APS	2012-2014
		Vice President, Rates and Regulation of APS	2007-2012
James R. Hatfield	58	Executive Vice President of Pinnacle West and APS	2012-Present
		Chief Financial Officer of Pinnacle West and APS	2008-Present
		Senior Vice President of Pinnacle West and APS	2008-2012
John S. Hatfield	50	Vice President, Communications of APS	2010-Present
Tammy D. McLeod	54	Vice President, Resource Management of APS	2014-Present
		Vice President and Chief Customer Officer of APS	2007-2014
Lee R. Nickloy	49	Vice President and Treasurer of Pinnacle West and APS	2010-Present
Mark A. Schiavoni	60	Executive Vice President and Chief Operating Officer of APS	2014-Present
		Executive Vice President, Operations of APS	2012-2014
		Senior Vice President, Fossil Operations of APS	2009-2012

PART II

 ITEM 5.  MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle West’s common stock is publicly held and is traded on the New York Stock Exchange.  At the close of business on February 12, 2016, Pinnacle West’s common stock was held of record by approximately 20,570 shareholders.

QUARTERLY STOCK PRICES AND DIVIDENDS PAID PER SHARE
STOCK SYMBOL: PNW

				Dividends
2015	High	Low	Close	Per Share
1st Quarter	$73.31	$61.53	$63.75	$0.595
2nd Quarter	64.95	56.01	56.89	0.595
3rd Quarter	65.23	56.77	64.14	0.595
4th Quarter	67.02	60.70	64.48	0.625

				Dividends
2014	High	Low	Close	Per Share
1st Quarter	$55.99	$51.15	$54.66	$0.5675
2nd Quarter	58.06	53.71	57.84	0.5675
3rd Quarter	57.95	52.13	54.64	0.5675
4th Quarter	71.11	54.59	68.31	0.595

APS’s common stock is wholly-owned by Pinnacle West and is not listed for trading on any stock exchange.  As a result, there is no established public trading market for APS’s common stock.

The chart below sets forth the dividends paid on APS’s common stock for each of the four quarters for 2015 and 2014.

Common Stock Dividends
(Dollars in Thousands)

Quarter	2015	2014
1st Quarter	$65,800	$62,500
2nd Quarter	65,900	62,600
3rd Quarter	65,900	62,700
4th Quarter	69,300	65,800

The sole holder of APS’s common stock, Pinnacle West, is entitled to dividends when and as declared out of legally available funds.  As of December 31, 2015, APS did not have any outstanding preferred stock.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of our common stock during the fourth quarter of 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2015	61,471	$65.74	—	—
November 1 – November 30, 2015	—	—	—	—
December 1 – December 31, 2015	—	—	—	—
Total	61,471	$65.74	—	—

(1)	Represents shares of common stock withheld by Pinnacle West to satisfy tax withholding obligations upon the vesting of performance shares.

ITEM 6.  SELECTED FINANCIAL DATA
PINNACLE WEST CAPITAL CORPORATION – CONSOLIDATED

The selected data presented below as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are derived from the Consolidated Financial Statements. The data should be read in connection with the Consolidated Financial Statements including the related notes included in Item 8 of this Form 10-K.

	2015	2014	2013	2012	2011
	(dollars in thousands, except per share amounts)
OPERATING RESULTS
Operating revenues	$3,495,443	$3,491,632	$3,454,628	$3,301,804	$3,241,379
Income from continuing operations	$456,190	$423,696	$439,966	$418,993	$355,634
Income (loss) from discontinued operations – net of income taxes	—	—	—	(5,829)	11,306
Net income	456,190	423,696	439,966	413,164	366,940
Less: Net income attributable to noncontrolling interests	18,933	26,101	33,892	31,622	27,467
Net income attributable to common shareholders	$437,257	$397,595	$406,074	$381,542	$339,473
COMMON STOCK DATA
Book value per share – year-end	$41.30	$39.50	$38.07	$36.20	$34.98
Earnings per weighted-average common share outstanding:
Continuing operations attributable to common shareholders – basic	$3.94	$3.59	$3.69	$3.54	$3.01
Net income attributable to common shareholders – basic	$3.94	$3.59	$3.69	$3.48	$3.11
Continuing operations attributable to common shareholders – diluted	$3.92	$3.58	$3.66	$3.50	$2.99
Net income attributable to common shareholders – diluted	$3.92	$3.58	$3.66	$3.45	$3.09
Dividends declared per share	$2.44	$2.33	$2.23	$2.67	$2.10
Weighted-average common shares outstanding – basic	111,025,944	110,626,101	109,984,160	109,510,296	109,052,840
Weighted-average common shares outstanding – diluted	111,552,130	111,178,141	110,805,943	110,527,311	109,864,243
BALANCE SHEET DATA (a)
Total assets	$15,028,258	$14,288,890	$13,486,826	$13,357,123	$13,089,837
Liabilities and equity:
Current liabilities	$1,442,317	$1,559,143	$1,618,644	$1,083,542	$1,342,705
Long-term debt less current maturities	3,462,391	3,006,573	2,774,605	3,176,596	2,997,873
Deferred credits and other	5,404,093	5,204,072	4,753,117	4,994,696	4,818,673
Total liabilities	10,308,801	9,769,788	9,146,366	9,254,834	9,159,251
Total equity	4,719,457	4,519,102	4,340,460	4,102,289	3,930,586
Total liabilities and equity	$15,028,258	$14,288,890	$13,486,826	$13,357,123	$13,089,837

(a) During the fourth quarter of 2015, we adopted the new accounting standard related to balance sheet presentation of debt issuance costs. See further discussion in Note 2.

SELECTED FINANCIAL DATA
ARIZONA PUBLIC SERVICE COMPANY – CONSOLIDATED

	2015	2014	2013	2012	2011
	(dollars in thousands)
OPERATING RESULTS
Electric operating revenues	$3,492,357	$3,488,946	$3,451,251	$3,293,489	$3,237,241
Fuel and purchased power costs	1,101,298	1,179,829	1,095,709	994,790	1,009,464
Other operating expenses	1,779,075	1,716,325	1,733,677	1,693,170	1,673,394
Operating income	611,984	592,792	621,865	605,529	554,383
Other income	33,332	36,358	20,797	16,358	24,974
Interest expense — net of allowance for borrowed funds	176,109	181,830	183,801	194,777	215,584
Net income	469,207	447,320	458,861	427,110	363,773
Less: Net income attributable to noncontrolling interests	18,933	26,101	33,892	31,613	27,524
Net income attributable to common shareholder	$450,274	$421,219	$424,969	$395,497	$336,249
BALANCE SHEET DATA (a)
Total assets	$14,982,182	$14,190,362	$13,359,517	$13,220,050	$13,011,056
Liabilities and equity:
Total equity	$4,814,794	$4,629,852	$4,454,874	$4,222,483	$4,051,406
Long-term debt less current maturities	3,337,391	2,881,573	2,649,604	3,051,596	2,872,872
Total capitalization	8,152,185	7,511,425	7,104,478	7,274,079	6,924,278
Current liabilities	1,424,708	1,532,464	1,580,847	1,043,087	1,322,714
Deferred credits and other	5,405,289	5,146,473	4,674,192	4,902,884	4,764,064
Total liabilities and equity	$14,982,182	$14,190,362	$13,359,517	$13,220,050	$13,011,056

(a) During the fourth quarter of 2015, we adopted the new accounting standard related to balance sheet presentation of debt issuance costs. See further discussion in Note 2.

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

Areas of Business Focus

Operational Performance, Reliability and Recent Developments.

Nuclear. APS operates and is a joint owner of Palo Verde. The March 2011 earthquake and tsunamis in Japan and the resulting accident at Japan’s Fukushima Daiichi nuclear power station had a significant impact on nuclear power operators worldwide. In the aftermath of the accident, the NRC conducted an independent assessment to consider actions to address lessons learned from the Fukushima events. The independent assessment, named the "Near Term Task Force," recommended a number of proposed enhancements to U.S. commercial nuclear power plant equipment and emergency plans. The NRC has directed nuclear power plants to begin implementing some of the Near Term Task Force’s recommendations. To implement these recommendations, Palo Verde expects to spend approximately $0.5 million for capital enhancements to the plant through 2016 in addition to the approximate $125 million that has already been spent on capital enhancements as of December 31, 2015 (APS’s share is 29.1%).

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

EPA’s nationwide CO2 emissions reduction goal is 32% below 2005 emission levels.  As finalized for the state of Arizona and the Navajo Nation, compliance with the Clean Power Plan could involve a shift in generation from coal to natural gas and renewable generation.  Until implementation plans for these jurisdictions are finalized, we are unable to determine the actual impacts to APS.  APS continually analyzes its long-range capital management plans to assess the potential effects of these changes, understanding that any resulting regulation and legislation could impact the economic viability of certain plants, as well as the willingness or ability of power plant participants to continue participation in such plants.

Cholla

On September 11, 2014, APS announced that it would close its 260 MW Unit 2 at Cholla and cease burning coal at Units 1 and 3 by the mid-2020s if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. (See Note 3 for details related to the resulting regulatory asset and Note 10 for details of the proposal.) APS believes that the environmental benefits of this proposal are greater in the long term than the benefits that would have resulted from adding emissions control equipment. APS closed Unit 2 on October 1, 2015.

Four Corners

Asset Purchase Agreement and Coal Supply Matters.  On December 30, 2013, APS purchased SCE’s 48% interest in each of Units 4 and 5 of Four Corners. The final purchase price for the interest was approximately $182 million. In connection with APS’s most recent retail rate case with the ACC, the ACC reserved the right to review the prudence of the Four Corners transaction for cost recovery purposes upon the closing of the transaction. On December 23, 2014, the ACC approved rate adjustments related to APS’s acquisition of SCE’s interest in Four Corners resulting in a revenue increase of $57.1 million on an annual basis. On February 23, 2015, the ACC decision approving the rate adjustments was appealed. APS has intervened and is actively participating in the proceeding. The Arizona Court of Appeals has suspended the appeal pending the Arizona Supreme Court's decision in the SIB matter discussed below, which could have an effect on the outcome of this Four Corners proceeding. We cannot predict when or how this matter will be resolved.

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
When APS, or an affiliate of APS, ultimately acquires El Paso's interest in Four Corners, NTEC has the option to purchase the interest within a certain timeframe pursuant to an option granted by APS to NTEC. On December 29, 2015, NTEC notified APS of its intent to exercise the option. APS is negotiating a definitive purchase agreement with NTEC for the purchase of the 7% interest. The 2016 Coal Supply Agreement contains alternate pricing terms for the 7% shortfall obligations in the event NTEC does not purchase the interest.

Lease Extension.  APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041.  The Navajo Nation approved these amendments in March 2011.  The effectiveness of the amendments also required the approval of the DOI, as did a related federal rights-of-way grant.  A federal environmental review was undertaken as part of the DOI review process, and culminated in the issuance by DOI of a record of decision on July 17, 2015. The record of decision provided the authority for the Bureau of Indian Affairs to sign the lease amendments and rights-of-way renewals, which occurred in late July 2015.  On December 21, 2015, several environmental groups filed a notice of intent to sue with OSM and other federal agencies under the Endangered Species Act alleging that OSM's reliance on the Biological Opinion and Incidental Take Statement prepared in connection with the environmental review described above were not in accordance with applicable law. We are monitoring this matter and will intervene if a lawsuit is filed. We cannot predict the timing or outcome of this matter.

Natural Gas.  APS has six natural gas power plants located throughout Arizona, including Ocotillo. Ocotillo is a 330 MW 4-unit gas plant located in the metropolitan Phoenix area.  In early 2014, APS announced a project to modernize the plant, which involves retiring two older 110 MW steam units, adding five 102 MW combustion turbines and maintaining two existing 55 MW combustion turbines.  In total, this increases the capacity of the site by 290 MW, to 620 MW, with completion targeted by summer 2019.  APS completed a competitive solicitation process in which the Ocotillo project was evaluated against other alternatives.  Consistent with the independent monitor’s report, the Ocotillo project was selected as the best alternative. APS must finalize the permitting process before construction can begin.

Transmission and Delivery.  APS is working closely with regulators to identify and plan for transmission needs that continue to support system reliability, access to markets and renewable energy development.  The capital expenditures table presented in the "Liquidity and Capital Resources" section below includes new APS transmission projects through 2018, along with other transmission costs for upgrades and replacements.  APS is also working to establish and expand advanced grid technologies throughout its service territory to provide long-term benefits both to APS and its customers.  APS is strategically deploying a variety of technologies that are intended to allow customers to better monitor their energy use and needs, minimize system outage durations, as well as the number of customers that experience outages, and facilitate greater cost savings to APS through improved reliability and the automation of certain distribution functions, including remote meter reading and remote connects and disconnects.

Renewable Energy.  The ACC approved the RES in 2006.  The renewable energy requirement is 6% of retail electric sales in 2016 and increases annually until it reaches 15% in 2025.  In the 2009 Settlement Agreement, APS agreed to exceed the RES standards, committing to use APS’s best efforts to obtain 1,700 GWh of new renewable resources to be in service by year-end 2015, in addition to its RES renewable resource commitments.  APS met its settlement commitment and RES target for 2015. A component of the RES targets development of distributed energy systems.

In 2013, the ACC conducted a hearing to consider APS's proposal to establish compliance with distributed energy requirements by tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits. On February 6, 2014, the ACC established a proceeding to modify the renewable energy rules to establish a process for compliance with the renewable energy requirement that is not based solely on the use of renewable energy credits. On September 9, 2014, the ACC authorized a rulemaking process to modify the RES rules. The proposed changes would permit the ACC to find that utilities have complied with the distributed energy requirement in light of all available information. The ACC adopted these changes on December 18, 2014.  The revised rules went into effect on April 21, 2015.

On July 1, 2014, APS filed its 2015 RES implementation plan and proposed a RES budget of approximately $154 million. On December 31, 2014, the ACC issued a decision approving the 2015 RES implementation plan with minor modifications, including reducing the requested budget to approximately $152 million.

On July 1, 2015, APS filed its 2016 RES implementation plan and proposed a RES budget of approximately $148 million. On January 12, 2016, the ACC approved APS’s plan and requested budget.

APS has developed owned solar resources through the ACC-approved AZ Sun Program.  APS has invested approximately $675 million in its AZ Sun Program.  Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the project to the electric grid.

In accordance with the ACC’s decision on the 2014 RES plan, on April 15, 2014, APS filed an application with the ACC requesting permission to build an additional 20 MW of APS-owned utility scale solar under the AZ Sun Program.  In a subsequent filing, APS also offered an alternative proposal to replace the 20 MW of utility scale solar with 10 MW (approximately 1,500 customers) of APS-owned residential solar that will not be under the AZ Sun Program. On December 19, 2014, the ACC voted that it had no objection to APS implementing its residential rooftop solar program. The first stage of the residential rooftop solar program, called the "Solar Partner Program", is to be 8 MW followed by a 2 MW second stage that will only be deployed if coupled with distributed storage. The program will target specific distribution feeders in an effort to maximize potential system benefits, as well as make systems available to limited-income customers who cannot easily install solar through transactions with third parties. The ACC expressly reserved that any determination of prudency of the residential rooftop solar program for rate making purposes shall not be made until the project is fully in service and APS requests cost recovery in a future rate case.

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

On March 20, 2015, APS filed an application with the ACC requesting a budget of $68.9 million for 2015 and minor modifications to its DSM portfolio going forward, including for the first time three resource savings projects which reflect energy savings on APS's system. The ACC approved APS’s 2015 DSM budget on November 25, 2015. In its decision, the ACC also approved that verified energy savings from APS’s resource savings projects could be counted toward compliance with the Electric Energy Efficiency Standard, however, the ACC ruled that APS was not allowed to count savings from systems savings projects toward determination of its achievement tier level for its performance incentive, nor may APS include savings from conservation voltage reduction in the calculation of its Lost Fixed Cost Recovery mechanism.

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

On November 4, 2014, the ACC staff issued a request for informal comment on a draft of possible amendments to Arizona’s Electric Utility Energy Efficiency Standards. The draft proposed substantial changes to the rules and energy efficiency standards. The ACC accepted written comments and took public comment regarding the possible amendments on December 19, 2014. A formal rulemaking has not been initiated and there has been no additional action on the draft to date.

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

On January 29, 2016, APS filed a NOI informing the ACC that APS intends to submit a rate case application in June 2016 using an adjusted test year ending December 31, 2015.  The NOI provides an overview of the key issues APS expects to address in its formal request such as rate design changes (residential, commercial and industrial), a decoupling mechanism, permission to defer for potential future recovery costs associated with the Company’s Ocotillo Modernization Project, permission to defer for potential future recovery costs associated with environmental standards compliance, inclusion of post-test year plant and modifications to certain adjustor mechanisms, among other items.  In its rate application, APS will request that its proposed pricing changes take effect in July 2017. APS is still developing the exact amount of the request.

APS has several recovery mechanisms in place that provide more timely recovery to APS of its fuel and transmission costs, and costs associated with the promotion and implementation of its demand side management and renewable energy efforts and customer programs.  These mechanisms are described more fully in Note 3.

As part of APS’s acquisition of SCE’s interest in Units 4 and 5 of Four Corners, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination.  APS and SCE negotiated an alternate arrangement under which SCE would assign its 1,555 MW capacity rights over the Arizona Transmission System to third parties, including 300 MW to APS’s marketing and trading group.  However, this alternative arrangement was not approved by FERC.  On December 22, 2015, APS and SCE agreed to terminate the Transmission Termination Agreement and allow for the Transmission Agreement to expire according to its terms, which includes settling obligations in accordance with the terms of the Transmission Agreement. APS has established a regulatory asset of $12 million at December 31, 2015 in connection with the expiration of the Transmission Agreement, which it expects to recover through its FERC-jurisdictional rates.

Net Metering.      On July 12, 2013, APS filed an application with the ACC proposing a solution to address the cost shift brought by the current net metering rules.  On December 3, 2013, the ACC issued its order on APS’s net metering proposal.  The ACC instituted a charge on customers who install rooftop solar panels after December 31, 2013.  The charge of $0.70 per kilowatt became effective on January 1, 2014, and is estimated to collect $4.90 per month from a typical future rooftop solar customer to help pay for their use of the electric grid.   The fixed charge does not increase APS's revenue because it is credited to the LFCR.

In making its decision, the ACC determined that the current net metering program creates a cost shift, causing non-solar utility customers to pay higher rates to cover the costs of maintaining the electric grid.  The ACC acknowledged that the $0.70 per kilowatt charge addresses only a portion of the cost shift.

On October 20, 2015, the ACC voted to conduct a generic evidentiary hearing on the value and cost of distributed generation to gather information that will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A hearing has been scheduled to commence in April 2016.  APS cannot predict the outcome of this proceeding.

In 2015, Arizona jurisdictional utilities UNS Electric, Inc. and Tucson Electric Power Company both filed applications with the ACC requesting rate increases. These applications include rate design changes to mitigate the cost shift caused by net metering. On December 9, 2015, APS filed testimony in the UNS Electric, Inc. rate case in support of the UNS Electric, Inc. proposed rate design changes. APS has also requested intervention in the upcoming Tucson Electric Power Company rate case. The outcomes of these proceedings will not directly impact our financial position.

Appellate Review of Third-Party Regulatory Decision ("System Improvement Benefits" or "SIB"). In a recent appellate challenge to an ACC rate decision involving a water company, the Arizona Court of Appeals considered the question of how the ACC should determine the “fair value” of a utility’s property, as specified in the Arizona Constitution, in connection with authorizing the recovery of costs through rate adjustors outside of a rate case.  The Court of Appeals reversed the ACC’s method of finding fair value in that case, and raised questions concerning the relationship between the need for fair value findings and the recovery of capital and certain other utility costs through adjustors. The ACC sought review by the Arizona Supreme Court of this decision and APS filed a brief supporting the ACC’s petition to the Arizona Supreme Court for review of the Court of Appeals’ decision.  On February 9, 2016, the Arizona Supreme Court granted review of the decision and oral argument is set for March 22, 2016.   If the decision is upheld by the Supreme Court without modification, certain APS rate adjustors may require modification. This could in turn have an impact on APS’s ability to recover certain costs in between rate cases. APS cannot predict the outcome of this matter.

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

Electric Operating Revenues.  For the years 2013 through 2015, retail electric revenues comprised approximately 93% of our total electric operating revenues.  Our electric operating revenues are affected by customer growth or decline, variations in weather from period to period, customer mix, average usage per customer and the impacts of energy efficiency programs, distributed energy additions, electricity rates and tariffs, the recovery of PSA deferrals and the operation of other recovery mechanisms.  These revenue transactions are affected by the availability of excess generation or other energy resources and wholesale market conditions, including competition, demand and prices.

Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.2% for the year ended December 31, 2015 compared with the prior year.  For the three years 2013 through 2015, APS’s customer growth averaged 1.3% per year. We currently expect annual customer growth to average in the range of 2.0-3.0% for 2016 through 2018 based on our assessment of modestly improving economic conditions in Arizona. Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 0.7% for the year ended December 31, 2015 compared with the prior year, reflecting the effects of improving economic conditions and customer growth, partially offset by customer conservation and energy efficiency and distributed renewable generation initiatives.  For the three years 2013 through 2015, APS experienced annual increases in retail electricity sales averaging 0.1%, adjusted to exclude the effects of weather variations.  We currently estimate that annual retail electricity sales in kWh will increase on average in the range of 0.5-1.5% during 2016 through 2018, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A slower recovery of the Arizona economy could further impact these estimates.

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

Operations and Maintenance Expenses.  Operations and maintenance expenses are impacted by customer and sales growth, power plant operations, maintenance of utility plant (including generation, transmission, and distribution facilities), inflation, outages, renewable energy and demand side management related expenses (which are offset by the same amount of operating revenues) and other factors.  On September 30, 2014, Pinnacle West announced plan design changes to the group life and medical postretirement benefit plan, which reduced net periodic benefit costs. See Note 7.

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

Property Taxes.  Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates.  The average property tax rate in Arizona for APS, which owns essentially all of our property, was 11.0% of the assessed value for 2015, 10.7% for 2014 and 10.5% for 2013.  We expect property taxes to increase as we add new generating units and continue with improvements and expansions to our existing generating units, transmission and distribution facilities.  (See Note 3 for property tax deferrals contained in the 2012 Settlement Agreement.)

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

Operating Results – 2015 compared with 2014.

Our consolidated net income attributable to common shareholders for the year ended December 31, 2015 was $437 million, compared with $398 million for the prior year.  The results reflect an increase of approximately $34 million for the regulated electricity segment primarily due to the Four Corners-related rate change, lower operations and maintenance expenses, and higher retail sales due to customer growth and changes in customer usage patterns and related pricing, partially offset by higher depreciation and amortization. The all other segment's income was higher by $5 million primarily related to El Dorado's investment losses in 2014.

The following table presents net income attributable to common shareholders by business segment compared with the prior year:

	Year Ended December 31,
	2015	2014	Net change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$2,391	$2,309	$82
Operations and maintenance	(868)	(908)	40
Depreciation and amortization	(494)	(417)	(77)
Taxes other than income taxes	(172)	(172)	—
All other income and expenses, net	19	28	(9)
Interest charges, net of allowance for borrowed funds used during construction	(179)	(185)	6
Income taxes	(239)	(224)	(15)
Less income related to noncontrolling interests (Note 18)	(19)	(26)	7
Regulated electricity segment income	439	405	34
All other	(2)	(7)	5
Net Income Attributable to Common Shareholders	$437	$398	$39

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $82 million higher for the year ended December 31, 2015 compared with the prior year.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Four Corners-related rate change	$56	$—	$56
Higher retail sales due to customer growth and changes in customer usage patterns and related pricing	25	6	19
Lost fixed cost recovery	12	—	12
Effects of weather	16	6	10
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(69)	(68)	(1)
Changes in long-term wholesale contracted sales	(40)	(25)	(15)
Miscellaneous items, net	3	2	1
Total	$3	$(79)	$82

Operations and maintenance.  Operations and maintenance expenses decreased $40 million for the year ended December 31, 2015 compared with the prior year primarily because of:

•	A decrease of $21 million for employee benefit costs;

•	A decrease of $14 million in fossil generation costs primarily related to lower planned outage costs;

•	A decrease of $13 million for costs related to corporate support;

•	A decrease of $8 million related to costs for demand-side management, renewable energy and similar regulatory programs, which is partially offset in operating revenues and purchased power;

•	An increase of $9 million related to higher nuclear generation costs;

•	An increase of $6 million in customer service costs including costs related to a new customer information system; and

•	An increase of $1 million related to other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $77 million higher for the year ended December 31, 2015 compared with the prior year primarily related to:

•	An increase of $34 million related to the absence of 2014 Four Corners cost deferrals and the related 2015 amortization;

•	An increase of $16 million related to the Four Corners acquisition adjustment;

•	An increase of $20 million due to increased plant in service;

•	An increase of $10 million related to the regulatory treatment of the Palo Verde sale leaseback, which is offset in noncontrolling interests; and

•	A decrease of $3 million due to other miscellaneous factors.

All other income and expenses, net.  All other income and expenses, net, were $9 million lower for the year ended December 31, 2015 compared with the prior year primarily due to the return on the Four Corners acquisition in 2014.

Interest charges, net of allowance for borrowed funds used during construction.  Interest charges, net of allowance for borrowed funds used during construction, decreased $6 million for the year ended December 31, 2015 compared with the prior year, primarily because of lower interest rates on our debt in the current year.

Income taxes.  Income taxes were $15 million higher for the year ended December 31, 2015 compared with the prior year primarily due to the effects of higher pretax income in the current year.

Operating Results – 2014 compared with 2013.

Our consolidated net income attributable to common shareholders for the year ended December 31, 2014 was $398 million, compared with $406 million for the prior year.  The results reflect a decrease of approximately $4 million for the regulated electricity segment primarily due to higher fossil generation costs, lower retail sales due to the effects of weather, higher property taxes, and lower retail transmission revenues. These negative factors were partially offset by lower operations and maintenance expenses related to lower employee benefit costs, higher other income, and increased revenues for lost fixed cost recovery. All other segment's income was lower by $4 million primarily related to El Dorado's investment losses.

The following table presents net income attributable to common shareholders by business segment compared with the prior year:

	Year Ended December 31,
	2014	2013	Net change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$2,309	$2,356	$(47)
Operations and maintenance	(908)	(925)	17
Depreciation and amortization	(417)	(416)	(1)
Taxes other than income taxes	(172)	(164)	(8)
All other income and expenses, net	28	11	17
Interest charges, net of allowance for borrowed funds used during construction	(185)	(187)	2
Income taxes	(224)	(232)	8
Less income related to noncontrolling interests (Note 18)	(26)	(34)	8
Regulated electricity segment income	405	409	(4)
All other	(7)	(3)	(4)
Net Income Attributable to Common Shareholders	$398	$406	$(8)

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At December 31, 2015, APS’s common equity ratio, as defined, was 55%.  Its total shareholder equity was approximately $4.7 billion, and total capitalization was approximately $8.6 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $3.4 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Many of APS’s current capital expenditure projects qualify for bonus depreciation. On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016 (H.R. 2029) which combined the tax and government funding bills (The Protecting Americans from Tax Hikes Act and Omnibus Bill) containing an extension of bonus depreciation through 2019.  Enactment of this legislation is expected to generate approximately $375-$425 million of cash tax benefits over the next three years, which is expected to be fully realized by APS and Pinnacle West Consolidated during this time frame.  The cash generated by the extension of bonus depreciation is an acceleration of the tax benefits that APS would have otherwise received over 20 years.  At Pinnacle West Consolidated, the extension of bonus depreciation will, in turn, delay until 2019 full cash realization of approximately $82 million of currently unrealized Investment Tax Credits, which are recorded as a deferred tax asset on the Consolidated Balance Sheet as of December 31, 2015.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013 (dollars in millions):
Pinnacle West Consolidated

	2015	2014	2013
Net cash flow provided by operating activities	$1,094	$1,100	$1,153
Net cash flow used for investing activities	(1,066)	(923)	(1,009)
Net cash flow provided by (used for) financing activities	4	(179)	(161)
Net increase (decrease) in cash and cash equivalents	$32	$(2)	$(17)

Arizona Public Service Company

	2015	2014	2013
Net cash flow provided by operating activities	$1,100	$1,124	$1,194
Net cash flow used for investing activities	(1,060)	(922)	(1,009)
Net cash flow used for financing activities	(22)	(201)	(185)
Net increase in cash and cash equivalents	$18	$1	$—

Operating Cash Flows

2015 Compared with 2014. Pinnacle West’s consolidated net cash provided by operating activities was $1,094 million in 2015 compared to $1,100 million in 2014, a decrease of $6 million in net cash provided.  The decrease is primarily related to a $135 million income tax refund received in the first quarter of 2014, which is partially offset by a $48 million change in cash collateral posted, and other changes in working capital including increased cash receipts for the Four Corners-related rate change of $56 million.

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

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 116% funded as of January 1, 2015 and is estimated to be approximately 116% funded as of January 1, 2016.  Under GAAP, the qualified pension plan was 89% funded as of January 1, 2015 and is estimated to be approximately 88% funded as of January 1, 2016. See Note 7 for additional details. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We made contributions to our pension plan totaling $100 million in 2015, $175 million in 2014, and $141 million in 2013. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $300 million during the 2016-2018 period.  With regard to our contributions to our other postretirement benefit plans, we made a contribution of approximately $1 million in 2015, $1 million in 2014, and $14 million in 2013. We expect to make contributions of approximately $1 million in each of the next three years to our other postretirement benefit plans.

Investing Cash Flows

2015 Compared with 2014. Pinnacle West’s consolidated net cash used for investing activities was $1,066 million in 2015, compared to $923 million in 2014, an increase of $143 million in net cash used primarily related to increased capital expenditures.

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

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2016	2017	2018
APS
Generation:
Nuclear Fuel	$81	$78	$81
Renewables	110	1	1
Environmental	235	199	130
New Gas Generation	77	237	112
Other Generation	134	133	222
Distribution	357	345	376
Transmission	123	210	120
Other (a)	88	82	82
Total APS	$1,205	$1,285	$1,124

 (a)         Primarily information systems and facilities projects.

Generation capital expenditures are comprised of various improvements to APS’s existing fossil and nuclear plants.  Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment.  The estimated renewables capital expenditures include a planned utility-scale solar facility, which is subject to regulatory approval. We have not included estimated costs for Cholla’s compliance with MATS or EPA’s regional haze rule since we have challenged the regional haze rule judicially and we have proposed a compromise strategy to EPA, which, if approved, would allow us to avoid expenditures related to environmental control equipment. The portion of estimated costs for 2016 through 2018 for installation of pollution control equipment needed to ensure Four Corners’ compliance with EPA’s regional haze rules have been included in the table above.  Costs related to the Navajo Plant's compliance with the regional haze rules are not included in the table above, as they are expected to be incurred post-2018. The portion of estimated costs for 2016 through 2018 for incremental costs to comply with the CCR rule for Four Corners and Cholla have also been included in the table above.

On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. On December 29, 2015, NTEC notified APS of its intent to exercise its option to purchase the 7% interest. The table above does not include capital expenditures related to El Paso's 7% interest in Four Corners Units 4 and 5 of $27 million in 2016 and $20 million in 2017. We are monitoring the status of other environmental matters, which, depending on their final outcome, could require modification to our planned environmental expenditures.

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

Financing Cash Flows and Liquidity

2015 Compared with 2014. Pinnacle West’s consolidated net cash provided by financing activities was $4 million in 2015, compared to $179 million net cash used in 2014, an increase of $183 million in net cash provided.  The increase in net cash provided by financing activities is primarily due to $237 million lower repayments of long-term debt and $111 million higher issuances of long-term debt (see below), partially offset by a $142 million net change in short-term borrowings.

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

Significant Financing Activities.  On December 16, 2015, the Pinnacle West Board of Directors declared a quarterly dividend of $0.625 per share of common stock, payable on March 1, 2016, to shareholders of record on February 1, 2015.  During 2015, Pinnacle West increased its indicated annual dividend from $2.38 per share to $2.50 per share.  For the year ended December 31, 2015, Pinnacle West’s total dividends paid per share of common stock were $2.41 per share, which resulted in dividend payments of $260 million.

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

On November 6, 2015, APS issued $250 million of 4.35% unsecured senior notes that mature on November 15, 2045. The net proceeds from the sale were used to refinance via redemption and cancellation at par our indebtedness related to the principal amounts of the Navajo County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Cholla Project), 2009 Series A and 2009 Series C both due June 1, 2034, and repay commercial paper borrowings and replenish cash temporarily used to fund capital expenditures.

On November 17, 2015, APS redeemed at par and canceled all $38 million of the Navajo County, Arizona Pollution Control Corporation Revenue Refunding Bonds (Arizona Public Service Company Cholla

Project), 2009 Series A. These bonds were classified as current maturities of long-term debt on our Consolidated Balance Sheets at December 31, 2014.

On November 17, 2015, APS canceled all $32 million of the Navajo County, Arizona Pollution Control Corporation Revenue Refunding Bonds (Arizona Public Service Company Cholla Project), 2009 Series B, purchased in connection with the mandatory tender provision on May 30, 2014.

On December 8, 2015, APS redeemed at par and canceled all $32 million of the Navajo County, Arizona Pollution Control Corporation Revenue Refunding Bonds (Arizona Public Service Company Cholla Project), 2009 Series C.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

At December 31, 2015, Pinnacle West had a $200 million revolving credit facility that matures in May 2019.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At December 31, 2015, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

On September 2, 2015, APS replaced its $500 million revolving credit facility that would have matured in April 2018, with a new $500 million facility that matures in September 2020.

At December 31, 2015, APS had two credit facilities totaling $1 billion, including the $500 million credit facility that matures in September 2020 and a $500 million credit facility that matures in May 2019. APS may increase the amount of each facility up to a maximum of $700 million each, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit. At December 31, 2015, APS had no outstanding borrowings or letters of credit under its revolving credit facilities.

See “Financial Assurances” in Note 10 for a discussion of APS’s separate outstanding letters of credit.
Other Financing Matters.  See Note 3 for information regarding the PSA approved by the ACC.
 See Note 16 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At December 31, 2015, the ratio was approximately 47% for Pinnacle West and 46% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of February 12, 2016 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	A3	A-	A-
Commercial paper	P-2	A-2	F2
Outlook	Stable	Stable	Stable

APS
Corporate credit rating	A2	A-	A-
Senior unsecured	A2	A-	A
Commercial paper	P-1	A-2	F2
Outlook	Stable	Stable	Stable
Off-Balance Sheet Arrangements

See Note 18 for a discussion of the impacts on our financial statements of consolidating certain VIEs.

Contractual Obligations

The following table summarizes Pinnacle West’s consolidated contractual requirements as of December 31, 2015 (dollars in millions):

	2016	2017- 2018	2019- 2020	Thereafter	Total
Long-term debt payments, including interest: (a)
APS	$542	$414	$1,011	$4,422	$6,389
Pinnacle West	2	127	—	—	129
Total long-term debt payments, including interest	544	541	1,011	4,422	6,518
Fuel and purchased power commitments (b)	643	1,174	1,064	7,559	10,440
Renewable energy credits (c)	42	80	80	432	634
Purchase obligations (d)	233	512	37	213	995
Coal reclamation	15	34	39	262	350
Nuclear decommissioning funding requirements	2	4	4	62	72
Noncontrolling interests (e)	23	46	46	226	341
Operating lease payments	9	16	11	61	97
Total contractual commitments	$1,511	$2,407	$2,292	$13,237	$19,447

(a)
The long-term debt matures at various dates through 2045 and bears interest principally at fixed rates.  Interest on variable-rate long-term debt is determined by using average rates at December 31, 2015 (see Note 6).

(b)
Our fuel and purchased power commitments include purchases of coal, electricity, natural gas, renewable energy, nuclear fuel, and natural gas transportation (see Notes 3 and 10).  These amounts include commitments incurred assuming an additional 7% in the 2016 Coal Supply Agreement.

(c)	Contracts to purchase renewable energy credits in compliance with the RES (see Note 3).

(d)	These contractual obligations include commitments for capital expenditures and other obligations.

(e)	Payments to the noncontrolling interests relate to the Palo Verde Sale Leaseback (see Note 18).

This table excludes $34 million in unrecognized tax benefits because the timing of the future cash outflows is uncertain.  Estimated minimum required pension contributions are zero for 2016, 2017 and 2018 (see Note 7).

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

Regulatory Accounting

Regulatory accounting allows for the actions of regulators, such as the ACC and FERC, to be reflected in our financial statements.  Their actions may cause us to capitalize costs that would otherwise be included as an expense in the current period by unregulated companies.  Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates.  Regulatory liabilities generally represent expected future costs that have already been collected from customers.  Management continually assesses whether our regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes and recent rate orders to other regulated entities in the same jurisdiction.  This determination reflects the current political and regulatory climate in Arizona and is subject to change in the future.  If future recovery of costs ceases to be probable, the assets would be written off as a charge in current period earnings.  We had $1,364 million of regulatory assets and $1,140 million of regulatory liabilities on the Consolidated Balance Sheets at December 31, 2015.

Included in the balance of regulatory assets at December 31, 2015 is a regulatory asset of $619 million for pension benefits.  This regulatory asset represents the future recovery of these costs through retail rates as these amounts are charged to earnings.  If these costs are disallowed by the ACC, this regulatory asset would be charged to OCI and result in lower future earnings.

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

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2015 reported pension liability on the Consolidated Balance Sheets and our 2015 reported pension expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
Actuarial Assumption (a)	Impact on Pension Liability	Impact on Pension Expense
Discount rate:
Increase 1%	$(329)	$(11)
Decrease 1%	399	16
Expected long-term rate of return on plan assets:
Increase 1%	—	(13)
Decrease 1%	—	13

(a)	Each fluctuation assumes that the other assumptions of the calculation are held constant while the rates are changed by one percentage point.

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2015 other postretirement benefit obligation and our 2015 reported other postretirement benefit expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
Actuarial Assumption (a)	Impact on Other Postretirement Benefit Obligation	Impact on Other Postretirement Benefit Expense
Discount rate:
Increase 1%	$(84)	$(3)
Decrease 1%	107	6
Healthcare cost trend rate (b):
Increase 1%	100	9
Decrease 1%	(80)	(6)
Expected long-term rate of return on plan assets – pretax:
Increase 1%	—	(4)
Decrease 1%	—	4

(a)	Each fluctuation assumes that the other assumptions of the calculation are held constant while the rates are changed by one percentage point.

(b)	This assumes a 1% change in the initial and ultimate healthcare cost trend rate.

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

OTHER ACCOUNTING MATTERS

During the fourth quarter of 2015, we early adopted two new accounting standards related to balance sheet presentation of debt issuance costs, and balance sheet presentation of deferred income taxes. The adoption of these standards did not impact our results of operations or cash flows.

During the first quarter of 2016, we will be adopting new consolidation accounting guidance. We do not expect the adoption of this guidance to have a material impact on our financial statements.

We are currently evaluating the impacts of adopting new revenue recognition guidance and financial instrument recognition and measurement guidance. These two new accounting standards will be effective for us on January 1, 2018.

See Note 2 for additional information related to accounting matters.

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

The tables below present contractual balances of our consolidated long-term and short-term debt at the expected maturity dates, as well as the fair value of those instruments on December 31, 2015 and 2014.  The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2015 and 2014 (dollars in millions):

Pinnacle West – Consolidated

	Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest
2015	Rates	Amount	Rates	Amount
2016	0.01%	$44	6.15%	$314
2017	1.17%	125	—	—
2018	1.02%	50	1.75%	32
2019	—	—	8.75%	500
2020	—	—	2.20%	250
Years thereafter	0.23%	49	4.64%	2,490
Total		$268		$3,586
Fair value		$268		$3,839

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2014	Rates	Amount	Rates	Amount	Rates	Amount
2015	0.40%	$147	0.03%	$32	4.32%	$352
2016	—	—	0.04%	44	6.15%	314
2017	—	—	0.82%	157	—	—
2018	—	—	—	—	1.75%	32
2019	—	—	—	—	8.75%	500
Years thereafter	—	—	0.27%	49	4.90%	1,940
Total		$147		$282		$3,138
Fair value		$147		$282		$3,558

The tables below present contractual balances of APS’s long-term debt at the expected maturity dates, as well as the fair value of those instruments on December 31, 2015 and 2014.  The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2015 and 2014 (dollars in millions):

APS — Consolidated

	Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest
2015	Rates	Amount	Rates	Amount
2016	0.01%	$44	6.15%	$314
2017	—	—	—	—
2018	1.02%	50	1.75%	32
2019	—	—	8.75%	500
2020	—	—	2.20%	250
Years thereafter	0.23%	49	4.64%	2,490
Total		$143		$3,586
Fair value		$143		$3,839

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2014	Rates	Amount	Rates	Amount	Rates	Amount
2015	0.40%	$147	0.03%	$32	4.32%	$352
2016	—	—	0.04%	44	6.15%	314
2017	—	—	0.03%	32	—	—
2018	—	—	—	—	1.75%	32
2019	—	—	—	—	8.75%	500
Years thereafter	—	—	0.27%	49	4.90%	1,940
Total		$147		$157		$3,138
Fair value		$147		$157		$3,558

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

The following table shows the net pretax changes in mark-to-market of our derivative positions in 2015 and 2014 (dollars in millions):

	2015	2014
Mark-to-market of net positions at beginning of year	$(115)	$(73)
Increase in regulatory asset	(44)	(64)
Recognized in OCI:
Change in mark-to-market losses for future deliveries	(1)	—
Mark-to-market losses realized during the period	6	22
Change in valuation techniques	—	—
Mark-to-market of net positions at end of year	$(154)	$(115)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at December 31, 2015 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements”, for more discussion of our valuation methods.

Source of Fair Value	2016	2017	2018	2019	2020	Total fair value
Observable prices provided by other external sources	$(65)	$(40)	$(16)	$—	$—	$(121)
Prices based on unobservable inputs	(11)	(7)	(7)	(6)	(2)	(33)
Total by maturity	$(76)	$(47)	$(23)	$(6)	$(2)	$(154)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Consolidated Balance Sheets at December 31, 2015 and 2014 (dollars in millions):

	December 31, 2015 Gain (Loss)		December 31, 2014 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) or OCI (a)
Electricity	$2	$(2)	$3	$(3)
Natural gas	35	(35)	29	(29)
Total	$37	$(37)	$32	$(32)

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

See Note 12 for the selected quarterly financial data (unaudited) required to be presented in this Item.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(PINNACLE WEST CAPITAL CORPORATION)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Pinnacle West.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.  The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s consolidated financial statements.

February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pinnacle West Capital Corporation
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedules listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle West Capital Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
February 19, 2016

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013

OPERATING REVENUES	$3,495,443	$3,491,632	$3,454,628
OPERATING EXPENSES
Fuel and purchased power	1,101,298	1,179,829	1,095,709
Operations and maintenance	868,377	908,025	924,727
Depreciation and amortization	494,422	417,358	415,708
Taxes other than income taxes	171,812	172,295	164,167
Other expenses	4,932	2,883	7,994
Total	2,640,841	2,680,390	2,608,305
OPERATING INCOME	854,602	811,242	846,323
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction (Note 1)	35,215	30,790	25,581
Other income (Note 17)	621	9,608	1,704
Other expense (Note 17)	(17,823)	(21,746)	(16,024)
Total	18,013	18,652	11,261
INTEREST EXPENSE
Interest charges	194,964	200,950	201,888
Allowance for borrowed funds used during construction (Note 1)	(16,259)	(15,457)	(14,861)
Total	178,705	185,493	187,027
INCOME BEFORE INCOME TAXES	693,910	644,401	670,557
INCOME TAXES (Note 4)	237,720	220,705	230,591
NET INCOME	456,190	423,696	439,966
Less: Net income attributable to noncontrolling interests (Note 18)	18,933	26,101	33,892
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$437,257	$397,595	$406,074

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	111,026	110,626	109,984
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	111,552	111,178	110,806

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$3.94	$3.59	$3.69
Net income attributable to common shareholders — diluted	$3.92	$3.58	$3.66

 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013

NET INCOME	$456,190	$423,696	$439,966

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit (expense) of $(342), $(438), and $140 (Note 16)	(957)	(810)	(213)
Reclassification of net realized loss, net of tax benefit of $1,801, $7,932 and $17,472 (Note 16)	4,187	13,483	26,747
Pension and other postretirement benefits activity, net of tax (expense) benefit of $(13,302), $1,307, and $(6,156) (Note 7)	20,163	(2,761)	9,421
Total other comprehensive income	23,393	9,912	35,955

COMPREHENSIVE INCOME	479,583	433,608	475,921
Less: Comprehensive income attributable to noncontrolling interests	18,933	26,101	33,892

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$460,650	$407,507	$442,029

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$39,488	$7,604
Customer and other receivables	274,691	297,740
Accrued unbilled revenues	96,240	100,533
Allowance for doubtful accounts	(3,125)	(3,094)
Materials and supplies (at average cost)	234,234	218,889
Fossil fuel (at average cost)	45,697	37,097
Deferred income taxes (Note 4)	—	122,232
Income tax receivable (Note 4)	589	3,098
Assets from risk management activities (Note 16)	15,905	13,785
Deferred fuel and purchased power regulatory asset (Note 3)	—	6,926
Other regulatory assets (Note 3)	149,555	129,808
Other current assets	37,242	38,817
Total current assets	890,516	973,435
INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 16)	12,106	17,620
Nuclear decommissioning trust (Notes 13 and 19)	735,196	713,866
Other assets	52,518	54,047
Total investments and other assets	799,820	785,533
PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6 and 9)
Plant in service and held for future use	16,222,232	15,543,063
Accumulated depreciation and amortization	(5,594,094)	(5,397,751)
Net	10,628,138	10,145,312
Construction work in progress	816,307	682,807
Palo Verde sale leaseback, net of accumulated depreciation of $233,665 and $229,795 (Note 18)	117,385	121,255
Intangible assets, net of accumulated amortization of $546,038 and $489,538	123,975	119,755
Nuclear fuel, net of accumulated amortization of $146,228 and $143,554	123,139	125,201
Total property, plant and equipment	11,808,944	11,194,330
DEFERRED DEBITS
Regulatory assets (Notes 1, 3 and 4)	1,214,146	1,054,087
Assets for other postretirement benefits (Note 7)	185,997	152,290
Other	128,835	129,215
Total deferred debits	1,528,978	1,335,592
TOTAL ASSETS	$15,028,258	$14,288,890

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2015	2014
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$297,480	$295,211
Accrued taxes (Note 4)	138,600	140,613
Accrued interest	56,305	52,603
Common dividends payable	69,363	65,790
Short-term borrowings (Note 5)	—	147,400
Current maturities of long-term debt (Note 6)	357,580	383,570
Customer deposits	73,073	72,307
Liabilities from risk management activities (Note 16)	77,716	59,676
Liabilities for asset retirements (Note 11)	28,573	32,462
Deferred fuel and purchased power regulatory liability (Note 3)	9,688	—
Other regulatory liabilities (Note 3)	136,078	130,549
Other current liabilities	197,861	178,962
Total current liabilities	1,442,317	1,559,143
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 6)	3,462,391	3,006,573
DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 4)	2,723,425	2,582,636
Regulatory liabilities (Notes 1, 3, 4 and 7)	994,152	1,051,196
Liabilities for asset retirements (Note 11)	415,003	358,288
Liabilities for pension benefits (Note 7)	480,998	453,736
Liabilities from risk management activities (Note 16)	89,973	50,602
Customer advances	115,609	123,052
Coal mine reclamation	201,984	198,292
Deferred investment tax credit	187,080	178,607
Unrecognized tax benefits (Note 4)	9,524	19,377
Other	186,345	188,286
Total deferred credits and other	5,404,093	5,204,072
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 111,095,402 and 110,649,762 issued at respective dates	2,541,668	2,512,970
Treasury stock at cost; 115,030 shares at end of 2015 and 78,400 shares at end of 2014	(5,806)	(3,401)
Total common stock	2,535,862	2,509,569
Retained earnings	2,092,803	1,926,065
Accumulated other comprehensive loss:
Pension and other postretirement benefits (Note 7)	(37,593)	(57,756)
Derivative instruments (Note 16)	(7,155)	(10,385)
Total accumulated other comprehensive loss	(44,748)	(68,141)
Total shareholders’ equity	4,583,917	4,367,493
Noncontrolling interests (Note 18)	135,540	151,609
Total equity	4,719,457	4,519,102
TOTAL LIABILITIES AND EQUITY	$15,028,258	$14,288,890
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$456,190	$423,696	$439,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	571,664	496,487	492,322
Deferred fuel and purchased power	14,997	(26,927)	21,678
Deferred fuel and purchased power amortization	1,617	40,757	31,190
Allowance for equity funds used during construction	(35,215)	(30,790)	(25,581)
Deferred income taxes	236,819	159,023	249,296
Deferred investment tax credit	8,473	26,246	52,542
Change in derivative instruments fair value	(381)	339	534
Changes in current assets and liabilities:
Customer and other receivables	(22,219)	(52,672)	(44,991)
Accrued unbilled revenues	4,293	(3,737)	(1,951)
Materials, supplies and fossil fuel	(23,945)	3,724	(11,878)
Income tax receivable	2,509	132,419	(133,094)
Other current assets	3,145	4,384	(17,913)
Accounts payable	(34,266)	(353)	45,414
Accrued taxes	(2,013)	9,615	6,059
Other current liabilities	603	17,892	(7,513)
Change in margin and collateral accounts — assets	(324)	(343)	993
Change in margin and collateral accounts — liabilities	22,776	(24,975)	12,355
Change in long-term income tax receivable	—	—	137,270
Change in unrecognized tax benefits	(10,328)	2,778	(91,425)
Change in long-term regulatory liabilities	(20,535)	59,618	64,473
Change in other long-term assets	2,426	(56,561)	(42,389)
Change in other long-term liabilities	(81,959)	(80,993)	(24,050)
Net cash flow provided by operating activities	1,094,327	1,099,627	1,153,307
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,076,087)	(910,634)	(1,016,322)
Contributions in aid of construction	46,546	20,325	41,090
Allowance for borrowed funds used during construction	(16,259)	(15,457)	(14,861)
Proceeds from nuclear decommissioning trust sales	478,813	356,195	446,025
Investment in nuclear decommissioning trust	(496,062)	(373,444)	(463,274)
Other	(3,184)	347	(2,059)
Net cash flow used for investing activities	(1,066,233)	(922,668)	(1,009,401)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	842,415	731,126	136,307
Repayment of long-term debt	(415,570)	(652,578)	(122,828)
Short-term borrowings and payments — net	(147,400)	(5,725)	60,950
Dividends paid on common stock	(260,027)	(246,671)	(235,244)
Common stock equity issuance - net of purchases	19,373	15,288	17,319
Distributions to noncontrolling interests	(35,002)	(20,482)	(17,385)
Other	1	161	299
Net cash flow provided by (used for) financing activities	3,790	(178,881)	(160,582)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,884	(1,922)	(16,676)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,604	9,526	26,202
CASH AND CASH EQUIVALENTS AT END OF YEAR	$39,488	$7,604	$9,526

 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except per share amounts)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	109,837,957	$2,466,923	(95,192)	$(4,211)	$1,624,102	$(114,008)	$129,483	$4,102,289

Net income		—		—	406,074	—	33,892	439,966
Other comprehensive income		—		—	—	35,955	—	35,955
Dividends on common stock ($2.23 per share)		—		—	(244,903)	—	—	(244,903)
Issuance of common stock	442,746	24,635		—	—	—	—	24,635
Purchase of treasury stock (a)		—	(174,290)	(9,727)	—	—	—	(9,727)
Reissuance of treasury stock for stock-based compensation and other		—	170,538	9,630	—	—	—	9,630
Net capital activities by noncontrolling interests		—		—	—	—	(17,385)	(17,385)
Balance, December 31, 2013	110,280,703	2,491,558	(98,944)	(4,308)	1,785,273	(78,053)	145,990	4,340,460

Net income		—		—	397,595	—	26,101	423,696
Other comprehensive income		—		—	—	9,912	—	9,912
Dividends on common stock ($2.33 per share)		—		—	(256,803)	—	—	(256,803)
Issuance of common stock	369,059	21,412		—	—	—	—	21,412
Purchase of treasury stock (a)		—	(139,746)	(7,893)	—	—	—	(7,893)
Reissuance of treasury stock for stock-based compensation and other		—	160,290	8,800	—	—	—	8,800
Net capital activities by noncontrolling interests		—		—	—	—	(20,482)	(20,482)
Balance, December 31, 2014	110,649,762	2,512,970	(78,400)	(3,401)	1,926,065	(68,141)	151,609	4,519,102

Net income		—		—	437,257	—	18,933	456,190
Other comprehensive income		—		—	—	23,393	—	23,393
Dividends on common stock ($2.44 per share)		—		—	(270,519)	—	—	(270,519)
Issuance of common stock	445,640	28,698		—	—	—	—	28,698
Purchase of treasury stock (a)		—	(154,751)	(10,136)	—	—	—	(10,136)
Reissuance of treasury stock for stock-based compensation and other		—	118,121	7,731	—	—	—	7,731
Net capital activities by noncontrolling interests		—		—	—	—	(35,002)	(35,002)
Balance, December 31, 2015	111,095,402	$2,541,668	(115,030)	$(5,806)	$2,092,803	$(44,748)	$135,540	$4,719,457
(a)    Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(ARIZONA PUBLIC SERVICE COMPANY)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for APS.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.  The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s financial statements.

February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Arizona Public Service Company
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Arizona Public Service Company and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arizona Public Service Company and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
February 19, 2016

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013

ELECTRIC OPERATING REVENUES	$3,492,357	$3,488,946	$3,451,251

OPERATING EXPENSES
Fuel and purchased power	1,101,298	1,179,829	1,095,709
Operations and maintenance	853,135	882,442	897,824
Depreciation and amortization	494,298	417,264	415,612
Income taxes (Note 4)	260,143	245,036	256,864
Taxes other than income taxes	171,499	171,583	163,377
Total	2,880,373	2,896,154	2,829,386
OPERATING INCOME	611,984	592,792	621,865

OTHER INCOME (DEDUCTIONS)
Income taxes (Note 4)	14,302	7,676	11,769
Allowance for equity funds used during construction (Note 1)	35,215	30,790	25,581
Other income (Note 17)	2,834	11,295	3,896
Other expense (Note 17)	(19,019)	(13,403)	(20,449)
Total	33,332	36,358	20,797

INTEREST EXPENSE
Interest on long-term debt	180,123	186,323	188,011
Interest on short-term borrowings	7,376	6,796	6,605
Debt discount, premium and expense	4,793	4,168	4,046
Allowance for borrowed funds used during construction (Note 1)	(16,183)	(15,457)	(14,861)
Total	176,109	181,830	183,801

NET INCOME	469,207	447,320	458,861

Less: Net income attributable to noncontrolling interests (Note 18)	18,933	26,101	33,892

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$450,274	$421,219	$424,969

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013

NET INCOME	$469,207	$447,320	$458,861

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit (expense) of $(342), $(438), and $140 (Note 16)	(957)	(809)	(214)
Reclassification of net realized loss, net of tax benefit of $1,801, $7,932, and $17,472 (Note 16)	4,187	13,483	26,747
Pension and other postretirement benefits activity, net of tax (expense) benefit of $(11,776), $4,655, and $(6,003) (Note 7)	18,006	(7,635)	9,190
Total other comprehensive income	21,236	5,039	35,723

COMPREHENSIVE INCOME	490,443	452,359	494,584
Less: Comprehensive income attributable to noncontrolling interests	18,933	26,101	33,892

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$471,510	$426,258	$460,692

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2015	2014
ASSETS
PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6 and 9)
Plant in service and held for future use	$16,218,724	$15,539,811
Accumulated depreciation and amortization	(5,590,937)	(5,394,650)
Net	10,627,787	10,145,161
Construction work in progress	812,845	682,807
Palo Verde sale leaseback, net of accumulated depreciation of $233,665 and $229,795 (Note 18)	117,385	121,255
Intangible assets, net of accumulated amortization of $546,038 and $489,538	123,820	119,600
Nuclear fuel, net of accumulated amortization of $146,228 and $143,554	123,139	125,201
Total property, plant and equipment	11,804,976	11,194,024
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 13 and 19)	735,196	713,866
Assets from risk management activities (Note 16)	12,106	17,620
Other assets	34,455	33,362
Total investments and other assets	781,757	764,848
CURRENT ASSETS
Cash and cash equivalents	22,056	4,515
Customer and other receivables	274,428	297,712
Accrued unbilled revenues	96,240	100,533
Allowance for doubtful accounts	(3,125)	(3,094)
Materials and supplies (at average cost)	234,234	218,889
Fossil fuel (at average cost)	45,697	37,097
Assets from risk management activities (Note 16)	15,905	13,785
Deferred fuel and purchased power regulatory asset (Note 3)	—	6,926
Other regulatory assets (Note 3)	149,555	129,808
Deferred income taxes (Note 4)	—	55,253
Other current assets	35,765	38,693
Total current assets	870,755	900,117
DEFERRED DEBITS
Regulatory assets (Notes 1, 3, and 4)	1,214,146	1,054,087
Assets for other postretirement benefits (Note 7)	182,625	149,260
Other	127,923	128,026
Total deferred debits	1,524,694	1,331,373
TOTAL ASSETS	$14,982,182	$14,190,362

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2015	2014
LIABILITIES AND EQUITY
CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,379,696
Retained earnings	2,148,493	1,968,718
Accumulated other comprehensive (loss):
Pension and other postretirement benefits (Note 7)	(19,942)	(37,948)
Derivative instruments (Note 16)	(7,155)	(10,385)
Total shareholder equity	4,679,254	4,478,243
Noncontrolling interests (Note 18)	135,540	151,609
Total equity	4,814,794	4,629,852
Long-term debt less current maturities (Note 6)	3,337,391	2,881,573
Total capitalization	8,152,185	7,511,425
CURRENT LIABILITIES
Short-term borrowings (Note 5)	—	147,400
Current maturities of long-term debt (Note 6)	357,580	383,570
Accounts payable	291,574	289,930
Accrued taxes (Note 4)	144,488	131,110
Accrued interest	56,003	52,358
Common dividends payable	69,400	65,800
Customer deposits	73,073	72,307
Liabilities from risk management activities (Note 16)	77,716	59,676
Liabilities for asset retirements (Note 11)	28,573	32,462
Deferred fuel and purchased power regulatory liability (Note 3)	9,688	—
Other regulatory liabilities (Note 3)	136,078	130,549
Other current liabilities	180,535	167,302
Total current liabilities	1,424,708	1,532,464
DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 4)	2,764,489	2,571,365
Regulatory liabilities (Notes 1, 3, and 4)	994,152	1,051,196
Liabilities for asset retirements (Note 11)	415,003	358,288
Liabilities for pension benefits (Note 7)	459,065	424,508
Liabilities from risk management activities (Note 16)	89,973	50,602
Customer advances	115,609	123,052
Coal mine reclamation	201,984	198,292
Deferred investment tax credit	187,080	178,607
Unrecognized tax benefits (Note 4)	35,251	45,740
Other	142,683	144,823
Total deferred credits and other	5,405,289	5,146,473
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
TOTAL LIABILITIES AND EQUITY	$14,982,182	$14,190,362

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$469,207	$447,320	$458,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	571,540	496,393	492,226
Deferred fuel and purchased power	14,997	(26,927)	21,678
Deferred fuel and purchased power amortization	1,617	40,757	31,190
Allowance for equity funds used during construction	(35,215)	(30,790)	(25,581)
Deferred income taxes	223,069	155,401	278,101
Deferred investment tax credit	8,473	26,246	52,542
Change in derivative instruments fair value	(381)	339	534
Changes in current assets and liabilities:
Customer and other receivables	(21,040)	(52,466)	(46,552)
Accrued unbilled revenues	4,293	(3,737)	(1,951)
Materials, supplies and fossil fuel	(23,945)	3,724	(11,878)
Income tax receivable	—	135,179	(134,590)
Other current assets	4,498	3,766	(17,112)
Accounts payable	(34,891)	(2,355)	47,870
Accrued taxes	13,378	8,650	5,760
Other current liabilities	(3,718)	33,970	(9,005)
Change in margin and collateral accounts — assets	(324)	(343)	993
Change in margin and collateral accounts — liabilities	22,776	(24,975)	12,355
Change in long-term regulatory liabilities	(20,535)	59,618	64,473
Change in long-term income tax receivable	—	—	137,665
Change in unrecognized tax benefits	(10,328)	2,778	(91,244)
Change in other long-term assets	(813)	(62,739)	(46,675)
Change in other long-term liabilities	(82,628)	(85,642)	(24,969)
Net cash flow provided by operating activities	1,100,030	1,124,167	1,194,691
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,072,053)	(910,084)	(1,016,322)
Contributions in aid of construction	46,546	20,325	41,090
Allowance for borrowed funds used during construction	(16,183)	(15,457)	(14,861)
Proceeds from nuclear decommissioning trust sales	478,813	356,195	446,025
Investment in nuclear decommissioning trust	(496,062)	(373,444)	(463,274)
Other	(1,093)	347	(2,067)
Net cash flow used for investing activities	(1,060,032)	(922,118)	(1,009,409)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	842,415	606,126	136,307
Repayment of long-term debt	(415,570)	(527,578)	(122,828)
Short-term borrowings and payments — net	(147,400)	(5,725)	60,950
Dividends paid on common stock	(266,900)	(253,600)	(242,100)
Noncontrolling interests	(35,002)	(20,482)	(17,385)
Net cash flow used for financing activities	(22,457)	(201,259)	(185,056)
NET INCREASE IN CASH AND CASH EQUIVALENTS	17,541	790	226
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,515	3,725	3,499
CASH AND CASH EQUIVALENTS AT END OF YEAR	$22,056	$4,515	$3,725
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes, net of refunds	$14,831	$(86,054)	$7,524
Interest, net of amounts capitalized	167,670	173,436	180,757
Significant non-cash investing and financing activities:
Accrued capital expenditures	$83,798	$44,712	$33,184
Dividends declared but not paid	69,400	65,800	62,500
Liabilities assumed related to acquisition of SCE’s Four Corners’ interest	—	—	145,609

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2012	71,264,947	$178,162	$2,379,696	$1,624,237	$(89,095)	$129,483	$4,222,483

Net income		—	—	424,969	—	33,892	458,861
Other comprehensive income		—	—	—	35,723	—	35,723
Dividends on common stock		—	—	(244,800)	—	—	(244,800)
Other		—	—	(8)	—	—	(8)
Net capital activities by noncontrolling interests		—	—	—	—	(17,385)	(17,385)
Balance, December 31, 2013	71,264,947	178,162	2,379,696	1,804,398	(53,372)	145,990	4,454,874

Net income		—	—	421,219	—	26,101	447,320
Other comprehensive income		—	—	—	5,039	—	5,039
Dividends on common stock		—	—	(256,900)	—	—	(256,900)
Other		—	—	1	—	—	1
Net capital activities by noncontrolling interests		—	—	—	—	(20,482)	(20,482)
Balance, December 31, 2014	71,264,947	178,162	2,379,696	1,968,718	(48,333)	151,609	4,629,852

Net income		—	—	450,274	—	18,933	469,207
Other comprehensive income		—	—	—	21,236	—	21,236
Dividends on common stock		—	—	(270,500)	—	—	(270,500)
Other		—	—	1	—	—	1
Net capital activities by noncontrolling interests		—	—	—	—	(35,002)	(35,002)
Balance, December 31, 2015	71,264,947	$178,162	$2,379,696	$2,148,493	$(27,097)	$135,540	$4,814,794

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Pinnacle West is a holding company that conducts business through its subsidiaries, APS, El Dorado, and BCE. APS, our wholly-owned subsidiary, is a vertically-integrated electric utility that provides either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of about one-half of the Phoenix metropolitan area, the Tucson metropolitan area and Mohave County in northwestern Arizona.  APS accounts for essentially all of our revenues and earnings, and is expected to continue to do so.  El Dorado is an investment firm. BCE is a subsidiary that was formed in 2014 that focuses on growth opportunities that leverage the Company's core expertise in the electric energy industry. BCE is currently pursuing transmission opportunities through a joint venture arrangement.

Pinnacle West’s Consolidated Financial Statements include the accounts of Pinnacle West and our subsidiaries:  APS, El Dorado and BCE. APS’s consolidated financial statements include the accounts of APS and certain VIEs relating to the Palo Verde sale leaseback.  Intercompany accounts and transactions between the consolidated companies have been eliminated.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle West’s property, plant and equipment included in the December 31, 2015 and 2014 consolidated balance sheets is composed of the following (dollars in thousands):

Property, Plant and Equipment:	2015	2014
Generation	$7,336,902	$7,158,729
Transmission	2,494,744	2,247,309
Distribution	5,543,561	5,339,322
General plant	847,025	797,703
Plant in service and held for future use	16,222,232	15,543,063
Accumulated depreciation and amortization	(5,594,094)	(5,397,751)
Net	10,628,138	10,145,312
Construction work in progress	816,307	682,807
Palo Verde sale leaseback, net of accumulated depreciation	117,385	121,255
Intangible assets, net of accumulated amortization	123,975	119,755
Nuclear fuel, net of accumulated amortization	123,139	125,201
Total property, plant and equipment	$11,808,944	$11,194,330

Property, plant and equipment balances and classes for APS are not materially different than Pinnacle West.

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

We record depreciation on utility plant on a straight-line basis over the remaining useful life of the related assets.  The approximate remaining average useful lives of our utility property at December 31, 2015 were as follows:

•Fossil plant — 19 years;
•Nuclear plant — 28 years;
•Other generation — 25 years;
•Transmission — 39 years;
•Distribution — 33 years; and
•Other — 7 years.

Pursuant to an ACC order, we deferred operating costs in 2013 and 2014 related to APS's acquisition of additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners. See Note 3 for further discussion. These costs were deferred and are now being amortized on the depreciation line of the Consolidated Statements of Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. Depreciation expense was $430 million in 2015, $396 million in 2014, and $400 million in 2013. For the years 2013 through 2015, the depreciation rates ranged from a low of 0.30% to a high of 12.37%.  The weighted-average depreciation rate was 2.74% in 2015, 2.77% in 2014, and 3.00% in 2013.

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

AFUDC was calculated by using a composite rate of 8.02% for 2015, 8.47% for 2014, and 8.56% for 2013.  APS compounds AFUDC semi-annually and ceases to accrue AFUDC when construction work is completed and the property is placed in service.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Retirement Plans and Other Postretirement Benefits

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

APS also charges nuclear fuel expense for the interim storage and permanent disposal of spent nuclear fuel.  The DOE is responsible for the permanent disposal of spent nuclear fuel and charged APS $0.001 per kWh of nuclear generation through May 2014, at which point the DOE suspended the fee.  In accordance with a settlement agreement with the DOE in August 2014, we will now accrue a receivable for incurred claims and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an offsetting regulatory liability through the settlement period ending December of 2016. See Note 10 for information on spent nuclear fuel disposal costs.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a remaining maturity of three months or less at acquisition to be cash equivalents.

The following table summarizes supplemental Pinnacle West cash flow information for each of the last three years (dollars in thousands):

	Year ended December 31,
	2015	2014	2013
Cash paid (received) during the period for:
Income taxes, net of refunds	$6,550	$(102,154)	$18,537
Interest, net of amounts capitalized	170,209	177,074	184,010
Significant non-cash investing and financing activities:
Accrued capital expenditures	$83,798	$44,712	$33,184
Dividends declared but not paid	69,363	65,790	62,528
Liabilities assumed relating to acquisition of SCE Four Corners’ interest (see Note 3)	—	—	145,609

Intangible Assets

We have no goodwill recorded and have separately disclosed other intangible assets, primarily APS's software, on Pinnacle West’s Consolidated Balance Sheets. The intangible assets are amortized over their finite useful lives.  Amortization expense was $58 million in 2015, $53 million in 2014, and $53 million in 2013.  Estimated amortization expense on existing intangible assets over the next five years is $48 million in 2016, $36 million in 2017, $18 million in 2018, $9 million in 2019, and $3 million in 2020.  At December 31, 2015, the weighted-average remaining amortization period for intangible assets was 5 years.

Investments

El Dorado accounts for its investments using either the equity method (if significant influence) or the cost method (if less than 20% ownership and no significant influence).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Preferred Stock

At December 31, 2015, Pinnacle West had 10 million shares of serial preferred stock authorized with no par value, none of which was outstanding, and APS had 15,535,000 shares of various types of preferred stock authorized with $25, $50 and $100 par values, none of which was outstanding.

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

In February 2015, new consolidation accounting guidance was issued that amends many aspects of the guidance relating to the analysis and consolidation of variable interest entities. The new guidance  is effective for us, and will be adopted, during the first quarter of 2016; and may be adopted using either a full retrospective or modified retrospective approach. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In January 2016, new guidance was issued relating to the recognition and measurement of financial instruments. The amended guidance will require certain investments in equity securities to be measured at fair value with changes in fair value recognized in net income, and modifies the impairment assessment of certain equity securities. The new guidance is effective for us on January 1, 2018. Certain aspects of the guidance may require a cumulative-effect adjustment and other aspects of the guidance are required to be adopted prospectively. We are currently evaluating this new accounting standard and the impacts it may have on our financial statements.
During the fourth quarter of 2015 we elected to early adopt the following accounting standard updates:

•	Balance sheet presentation of deferred income taxes. See Note 4.

•
Balance sheet presentation of debt issuance costs: Adopted on a retrospective basis, the new guidance requires debt issuance costs to be presented on the balance sheets as a direct reduction to the related debt liabilities. Prior to the adoption of this guidance we were required to present debt issuance costs as an asset on the balance sheets. As a result of adopting this guidance, our December 31, 2015 Consolidated Balance Sheet includes $28 million of debt issuance costs as a reduction to our long-term

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

debt. Our December 31, 2014 Consolidated Balance Sheet presents $25 million of debt issuance costs as a reduction to long-term debt; this amount was previously presented as a component of non-current other deferred debits. The adoption of this guidance did not impact our results of operations or cash flows. Debt issuance costs continue to be amortized as interest expense. See Note 6.

3.    Regulatory Matters

Retail Rate Case Filings with the Arizona Corporation Commission

Upcoming Rate Case Filing

On January 29, 2016, APS filed a NOI informing the ACC that APS intends to submit a rate case application in June 2016 using an adjusted test year ending December 31, 2015.  The NOI provides an overview of the key issues APS expects to address in its formal request such as rate design changes (residential, commercial and industrial), a decoupling mechanism, permission to defer for potential future recovery costs associated with the Company’s Ocotillo Modernization Project, permission to defer for potential future recovery costs associated with environmental standards compliance, inclusion of post-test year plant and modifications to certain adjustor mechanisms, among other items.  In its rate application, APS will request that its proposed pricing changes take effect in July 2017. APS is still developing the exact amount of the request.

Prior Rate Case Filing

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•Modifications to the PSA, including the elimination of the 90/10 sharing provision;

•	A limitation on the use of the RES surcharge and the DSMAC to recoup capital expenditures not required under the terms of the 2009 Settlement Agreement;

•	Allowing a negative credit that existed in the PSA rate to continue until February 2013, rather than being reset on the anticipated July 1, 2012 rate effective date;

•	Modification of the TCA to streamline the process for future transmission-related rate changes; and

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with the ACC’s decision on the 2014 RES plan, on April 15, 2014, APS filed an application with the ACC requesting permission to build an additional 20 MW of APS-owned utility scale solar under the AZ Sun Program.  In a subsequent filing, APS also offered an alternative proposal to replace the 20 MW of utility scale solar with 10 MW (approximately 1,500 customers) of APS-owned residential solar that will not be under the AZ Sun Program. On December 19, 2014, the ACC voted that it had no objection to APS implementing its residential rooftop solar program. The first stage of the residential rooftop solar program, called the "Solar Partner Program", is to be 8 MW followed by a 2 MW second stage that will only be deployed if coupled with distributed storage. The program will target specific distribution feeders in an effort to maximize potential system benefits, as well as make systems available to limited-income customers who cannot easily install solar through transactions with third parties. The ACC expressly reserved that any determination of prudency of the residential rooftop solar program for rate making purposes shall not be made until the project is fully in service and APS requests cost recovery in a future rate case.

On July 1, 2014, APS filed its 2015 RES implementation plan and proposed a RES budget of approximately $154 million. On December 31, 2014, the ACC issued a decision approving the 2015 RES implementation plan with minor modifications, including reducing the requested budget to approximately $152 million.

On July 1, 2015, APS filed its 2016 RES implementation plan and proposed a RES budget of approximately $148 million. On January 12, 2016, the ACC approved APS’s plan and requested budget.

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

On March 20, 2015, APS filed an application with the ACC requesting a budget of $68.9 million for 2015 and minor modifications to its DSM portfolio going forward, including for the first time three resource savings projects which reflect energy savings on APS's system. The ACC approved APS’s 2015 DSM budget on November 25, 2015. In its decision, the ACC also approved that verified energy savings from APS’s resource savings projects could be counted toward compliance with the Electric Energy Efficiency Standard, however, the ACC ruled that APS was not allowed to count savings from systems savings projects toward determination of its achievement tier level for its performance incentive, nor may APS include savings from conservation voltage reduction in the calculation of its LFCR mechanism.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 4, 2014, the ACC staff issued a request for informal comment on a draft of possible amendments to Arizona’s Electric Energy Efficiency Standards. The draft proposed substantial changes to the rules and energy efficiency standards. The ACC accepted written comments and took public comment regarding the possible amendments on December 19, 2014. A formal rulemaking has not been initiated and there has been no additional action on the draft to date.

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

•	The PSA rate may not be increased or decreased more than $0.004 per kWh in a year without permission of the ACC.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance	$6,926	$20,755
Deferred fuel and purchased power costs - current period	(14,997)	26,927
Amounts charged to customers	(1,617)	(40,756)
Ending balance	$(9,688)	$6,926

The PSA rate for the PSA year beginning February 1, 2016 is $0.001678 per kWh, as compared to $0.000887 per kWh for the prior year.  This new rate is comprised of a forward component of $0.001975 per kWh and a historical component of $(0.000297) per kWh.  On October 15, 2015, APS notified the ACC that it was initiating a PSA transition component of $(0.004936) per kWh for the months of November 2015, December 2015, and January 2016. The PSA transition component is a mid-year adjustment to the PSA rate that may be established when conditions change sufficiently to cause high balances to accrue in the PSA balancing account. The transition component expired on February 1, 2016. Any uncollected (overcollected) deferrals during the PSA year, after accounting for the transition component, will be included in the calculation of the PSA rate for the PSA year beginning February 1, 2017.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APS's formula rate protocols have been in effect since 2008. Recent FERC orders suggest that FERC is examining the structure of formula rate protocols and may require companies such as APS to make changes to their protocols in the future.

Lost Fixed Cost Recovery Mechanism.  The LFCR mechanism permits APS to recover on an after-the-fact basis a portion of its fixed costs that would otherwise have been collected by APS in the kWh sales lost due to APS energy efficiency programs and to distributed generation such as rooftop solar arrays.  The fixed costs recoverable by the LFCR mechanism were established in the 2012 Settlement Agreement and amount to approximately 3.1 cents per residential kWh lost and 2.3 cents per non-residential kWh lost.  The LFCR adjustment has a year-over-year cap of 1% of retail revenues.  Any amounts left unrecovered in a particular year because of this cap can be carried over for recovery in a future year.  The kWh’s lost from energy efficiency are based on a third-party evaluation of APS’s energy efficiency programs.  Distributed generation sales losses are determined from the metered output from the distributed generation units.

APS files for a LFCR adjustment every January.  APS filed its 2014 annual LFCR adjustment on January 15, 2014, requesting a LFCR adjustment of $25.3 million, effective March 1, 2014.  The ACC approved APS’s LFCR adjustment without change on March 11, 2014, which became effective April 1, 2014. APS filed its 2015 annual LFCR adjustment on January 15, 2015, requesting an LFCR adjustment of $38.5 million, which was approved on March 2, 2015, effective for the first billing cycle of March. APS filed its 2016 annual LFCR adjustment on January 15, 2016, requesting an LFCR adjustment of $46.4 million (a $7.9 million annual increase), to be effective for the first billing cycle of March 2016.

Net Metering

On July 12, 2013, APS filed an application with the ACC proposing a solution to address the cost shift brought by the current net metering rules.  On December 3, 2013, the ACC issued its order on APS’s net metering proposal.  The ACC instituted a charge on customers who install rooftop solar panels after December 31, 2013.  The charge of $0.70 per kilowatt became effective on January 1, 2014, and is estimated to collect $4.90 per month from a typical future rooftop solar customer to help pay for their use of the electric grid.   The fixed charge does not increase APS's revenue because it is credited to the LFCR.

In making its decision, the ACC determined that the current net metering program creates a cost shift, causing non-solar utility customers to pay higher rates to cover the costs of maintaining the electric grid.  The ACC acknowledged that the $0.70 per kilowatt charge addresses only a portion of the cost shift.

                On October 20, 2015, the ACC voted to conduct a generic evidentiary hearing on the value and cost of distributed generation to gather information that will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A hearing has been scheduled to commence in April 2016.  APS cannot predict the outcome of this proceeding.

In 2015, Arizona jurisdictional utilities UNS Electric, Inc. and Tucson Electric Power Company both filed applications with the ACC requesting rate increases. These applications include rate design changes to mitigate the cost shift caused by net metering. On December 9, 2015, APS filed testimony in the UNS Electric, Inc. rate case in support of the UNS Electric, Inc. proposed rate design changes. APS has also requested intervention in the upcoming Tucson Electric Power Company rate case. The outcomes of these proceedings will not directly impact our financial position.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Appellate Review of Third-Party Regulatory Decision ("System Improvement Benefits" or "SIB")

In a recent appellate challenge to an ACC rate decision involving a water company, the Arizona Court of Appeals considered the question of how the ACC should determine the “fair value” of a utility’s property, as specified in the Arizona Constitution, in connection with authorizing the recovery of costs through rate adjustors outside of a rate case.  The Court of Appeals reversed the ACC’s method of finding fair value in that case, and raised questions concerning the relationship between the need for fair value findings and the recovery of capital and certain other utility costs through adjustors. The ACC sought review by the Arizona Supreme Court of this decision and APS filed a brief supporting the ACC’s petition to the Arizona Supreme Court for review of the Court of Appeals’ decision.  On February 9, 2016, the Arizona Supreme Court granted review of the decision and oral argument is set for March 22, 2016.   If the decision is upheld by the Supreme Court without modification, certain APS rate adjustors may require modification. This could in turn have an impact on APS’s ability to recover certain costs in between rate cases. APS cannot predict the outcome of this matter.

Four Corners

On December 30, 2013, APS purchased SCE’s 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013.  On December 23, 2014, the ACC approved rate adjustments resulting in a revenue increase of $57.1 million on an annual basis.  This includes the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase through its inclusion in rates.  The 2012 Settlement Agreement also provides for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $70 million as of December 31, 2015 and is being amortized in rates over a total of 10 years.  On February 23, 2015, the Arizona School Boards Association and the Association of Business Officials filed a notice of appeal in Division 1 of the Arizona Court of Appeals of the ACC decision approving the rate adjustments. APS has intervened and is actively participating in the proceeding. The Arizona Court of Appeals has suspended the appeal pending the Arizona Supreme Court's decision in the SIB matter discussed above, which could have an effect on the outcome of this Four Corners proceeding. We cannot predict when or how this matter will be resolved.

As part of APS’s acquisition of SCE’s interest in Units 4 and 5, APS and SCE agreed, via a “Transmission Termination Agreement” that, upon closing of the acquisition, the companies would terminate an existing transmission agreement (“Transmission Agreement”) between the parties that provides transmission capacity on a system (the “Arizona Transmission System”) for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination.  APS and SCE negotiated an alternate arrangement under which SCE would assign its 1,555 MW capacity rights over the Arizona Transmission System to third-parties, including 300 MW to APS’s marketing and trading group. However, this alternative arrangement was not approved by FERC.  On December 22, 2015, APS and SCE agreed to terminate the Transmission Termination Agreement and allow for the Transmission Agreement to expire according to its terms, which includes settling obligations in accordance with the terms of the Transmission Agreement. APS has established a regulatory asset of $12 million at December 31, 2015 in connection with the expiration of the Transmission Agreement, which it expects to recover through its FERC-jurisdictional rates.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cholla
On September 11, 2014, APS announced that it would close Cholla Unit 2 and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. APS closed Unit 2 on October 1, 2015. Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS is currently recovering a return on and of the net book value of the unit in base rates and plans to seek recovery of the unit’s decommissioning and other retirement-related costs over the remaining life of the plant in its next retail rate case. APS believes it will be allowed recovery of the remaining net book value of Unit 2 ($122 million as of December 31, 2015), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of Cholla Unit 2, all or a portion of the regulatory asset will be written off and APS’s net income, cash flows, and financial position will be negatively impacted.

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	December 31, 2015		December 31, 2014
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$619,223	$—	$485,037
Retired power plant costs	2033	9,913	127,518	9,913	136,182
Income taxes - AFUDC equity	2045	5,495	133,712	4,813	118,396
Deferred fuel and purchased power — mark-to-market (Note 16)	2018	71,852	69,697	51,209	46,233
Four Corners cost deferral	2024	6,689	63,582	6,689	70,565
Income taxes — investment tax credit basis adjustment	2045	1,766	48,462	1,716	46,200
Lost fixed cost recovery	2016	45,507	—	37,612	—
Palo Verde VIEs (Note 18)	2046	—	18,143	—	34,440
Deferred compensation	2036	—	34,751	—	34,162
Deferred property taxes	(d)	—	50,453	—	30,283
Loss on reacquired debt	2034	1,515	16,375	1,435	16,410
Tax expense of Medicare subsidy	2024	1,520	12,163	1,528	13,756
Transmission vegetation management	2016	4,543	—	9,086	4,543
Mead-Phoenix transmission line CIAC	2050	332	11,040	332	11,372
Deferred fuel and purchased power (b) (c)	2015	—	—	6,926	—
Coal reclamation	2026	418	6,085	418	6,503
Pension and other postretirement benefits deferral	2015	—	—	4,238	—
Other	Various	5	2,942	819	5
Total regulatory assets (e)		$149,555	$1,214,146	$136,734	$1,054,087

(a)
This asset represents the future recovery of pension benefit obligations through retail rates.  If these costs are disallowed by the ACC, this regulatory asset would be charged to OCI and result in lower future revenues.  See Note 7 for further discussion.

(b)	See “Cost Recovery Mechanisms” discussion above.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)	Subject to a carrying charge.

(d)	Per the provision of the 2012 Settlement Agreement.

(e)
There are no regulatory assets for which the ACC has allowed recovery of costs, but not allowed a return by exclusion from rate base.  FERC rates are set using a formula rate as described in “Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters.”

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	December 31, 2015		December 31, 2014
		Current	Non-Current	Current	Non-Current
Asset retirement obligations	2057	$—	$277,554	$—	$295,546
Removal costs	(a)	39,746	240,367	31,033	272,825
Other postretirement benefits	(d)	34,100	179,521	32,317	198,599
Income taxes — deferred investment tax credit	2045	3,604	97,175	3,505	92,727
Income taxes - change in rates	2045	1,113	72,454	371	72,423
Spent nuclear fuel	2047	3,051	67,437	4,396	65,594
Renewable energy standard (b)	2017	43,773	4,365	24,596	22,677
Demand side management (b)	2017	6,079	19,115	31,335	—
Sundance maintenance	2030	—	13,678	—	12,069
Deferred fuel and purchased power (b) (c)	2016	9,688	—	—	—
Deferred gains on utility property	2019	2,062	6,001	2,062	8,001
Four Corners coal reclamation	2031	—	8,920	—	1,200
Other	Various	2,550	7,565	934	9,535
Total regulatory liabilities		$145,766	$994,152	$130,549	$1,051,196

(a)	In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal (see Note 11).

(b)	See “Cost Recovery Mechanisms” discussion above.

(c)	Subject to a carrying charge.

(d)	See Note 7.

4.    Income Taxes

Certain assets and liabilities are reported differently for income tax purposes than they are for financial statement purposes.  The tax effect of these differences is recorded as deferred taxes.  We calculate deferred taxes using currently enacted income tax rates.

APS has recorded regulatory assets and regulatory liabilities related to income taxes on its Balance Sheets in accordance with accounting guidance for regulated operations.  The regulatory assets are for certain temporary differences, primarily the allowance for equity funds used during construction, investment tax credit basis adjustment and tax expense of Medicare subsidy.  The regulatory liabilities primarily relate to deferred taxes resulting from investment tax credits (“ITC”) and the change in income tax rates.

In accordance with regulatory requirements, APS ITCs are deferred and are amortized over the life of the related property with such amortization applied as a credit to reduce current income tax expense in the statement of income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income associated with the Palo Verde sale leaseback VIEs is not subject to tax (see Note 18).  As a result, there is no income tax expense associated with the VIEs recorded on the Pinnacle West Consolidated and APS Consolidated Statements of Income.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, at the beginning and end of the year that are included in accrued taxes and unrecognized tax benefits (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2015	2014	2013	2015	2014	2013
Total unrecognized tax benefits, January 1	$44,775	$41,997	$133,422	$44,775	$41,997	$133,241
Additions for tax positions of the current year	2,175	4,309	3,516	2,175	4,309	3,516
Additions for tax positions of prior years	—	751	13,158	—	751	13,158
Reductions for tax positions of prior years for:
Changes in judgment	(10,244)	(2,282)	(108,099)	(10,244)	(2,282)	(107,918)
Settlements with taxing authorities	—	—	—	—	—	—
Lapses of applicable statute of limitations	(2,259)	—	—	(2,259)	—	—
Total unrecognized tax benefits, December 31	$34,447	$44,775	$41,997	$34,447	$44,775	$41,997

During the year ended December 31, 2013, Internal Revenue Service ("IRS") guidance was released which provided clarification regarding an APS tax accounting method change approved by the IRS in the third quarter of 2009. As a result of this guidance, uncertain tax positions decreased $67 million. Additionally, the IRS finalized the examination of tax returns for the years ended December 31, 2008 and 2009, which further reduced uncertain tax positions by approximately $41 million. These reductions in uncertain tax positions, materially offset by an increase in deferred tax liabilities, resulted in a cash refund that was received in the first quarter of 2014.

Included in the balances of unrecognized tax benefits are the following tax positions that, if recognized, would decrease our effective tax rate (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2015	2014	2013	2015	2014	2013
Tax positions, that if recognized, would decrease our effective tax rate	$9,523	$11,207	$9,827	$9,523	$11,207	$9,827

As of the balance sheet date, the tax year ended December 31, 2012 and all subsequent tax years remain subject to examination by the IRS.  With a few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2011.

We reflect interest and penalties, if any, on unrecognized tax benefits in the Pinnacle West Consolidated and APS Consolidated Statements of Income as income tax expense.  The amount of interest expense or benefit recognized related to unrecognized tax benefits are as follows (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2015	2014	2013	2015	2014	2013
Unrecognized tax benefit interest expense/(benefit) recognized	$(161)	$752	$(3,716)	$(161)	$752	$(3,716)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are the total amount of accrued liabilities for interest recognized related to unrecognized benefits that could reverse and decrease our effective tax rate to the extent matters are settled favorably (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2015	2014	2013	2015	2014	2013
Unrecognized tax benefit interest accrued	$804	$965	$213	$804	$965	$213

Additionally, as of December 31, 2015, we have recognized less than $1 million of interest expense to be paid on the underpayment of income taxes for certain adjustments that we have filed, or will file, with the IRS.

The components of income tax expense are as follows (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Current:
Federal	$(12,335)	$25,054	$(81,784)	$6,485	$40,115	$(97,531)
State	4,763	10,382	10,537	7,813	15,598	11,983
Total current	(7,572)	35,436	(71,247)	14,298	55,713	(85,548)
Deferred:
Federal	221,505	167,365	279,973	208,326	165,027	305,389
State	23,787	17,904	21,865	23,217	16,620	25,254
Total deferred	245,292	185,269	301,838	231,543	181,647	330,643
Income tax expense	$237,720	$220,705	$230,591	$245,841	$237,360	$245,095

On the APS Consolidated Statements of Income, federal and state income taxes are allocated between operating income and other income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following chart compares pretax income at the 35% federal income tax rate to income tax expense (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Federal income tax expense at 35% statutory rate	$242,869	$225,540	$234,695	$250,267	$239,638	$246,384
Increases (reductions) in tax expense resulting from:
State income tax net of federal income tax benefit	18,265	18,149	21,387	20,433	21,148	23,970
Credits and favorable adjustments related to prior years resolved in current year	(2,169)	—	(3,356)	(1,892)	—	(3,231)
Medicare Subsidy Part-D	837	830	823	837	830	823
Allowance for equity funds used during construction (see Note 1)	(9,711)	(8,523)	(6,997)	(9,711)	(8,523)	(6,997)
Palo Verde VIE noncontrolling interest (see Note 18)	(6,626)	(9,135)	(11,862)	(6,626)	(9,135)	(11,862)
Investment tax credit amortization	(5,527)	(4,928)	(3,548)	(5,527)	(4,928)	(3,548)
Other	(218)	(1,228)	(551)	(1,940)	(1,670)	(444)
Income tax expense	$237,720	$220,705	$230,591	$245,841	$237,360	$245,095

During the fourth quarter of 2015, we prospectively adopted guidance requiring deferred income tax assets and liabilities to be presented as non-current on the balance sheet and eliminating the requirement to present a current portion. As a result of this guidance all deferred income tax assets and liabilities are presented as net non-current deferred income tax liabilities on the Consolidated Balance Sheet as of December 31, 2015. Prior periods have not been restated.

The following table shows the net deferred income tax liability recognized on the Consolidated Balance Sheets (dollars in thousands):

	Pinnacle West Consolidated		APS Consolidated
	December 31,		December 31,
	2015	2014	2015	2014
Current asset	$—	$122,232	$—	$55,253
Long-term liability	(2,723,425)	(2,582,636)	(2,764,489)	(2,571,365)
Deferred income taxes — net	$(2,723,425)	$(2,460,404)	$(2,764,489)	$(2,516,112)

    On February 17, 2011, Arizona enacted legislation (H.B. 2001) that included a four-year phase-in of corporate income tax rate reductions beginning in 2014.  As a result of these tax rate reductions, Pinnacle West has revised the tax rate applicable to reversing temporary items in Arizona.  In accordance with accounting for regulated companies, the benefit of this rate reduction is substantially offset by a regulatory liability.  As of December 31, 2015, APS has recorded a regulatory liability of $75 million, with a corresponding decrease in accumulated deferred income tax liabilities, to reflect the impact of this change in tax law.

On April 4, 2013, New Mexico enacted legislation (H.B. 641) that included a five-year phase-in of corporate income tax rate reductions beginning in 2014.  As a result of these tax rate reductions, Pinnacle West has revised the tax rate applicable to reversing temporary items in New Mexico. In accordance with accounting

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for regulated companies, the benefit of this rate reduction is substantially offset by a regulatory liability.  As of December 31, 2015, APS has recorded a regulatory liability of $2 million, with a corresponding decrease in accumulated deferred income tax liabilities, to reflect the impact of this change in tax law.

The components of the net deferred income tax liability were as follows (dollars in thousands):

	Pinnacle West Consolidated		APS Consolidated
	December 31,		December 31,
	2015	2014	2015	2014
DEFERRED TAX ASSETS
Risk management activities	$70,498	$57,505	$70,498	$57,505
Regulatory liabilities:
Asset retirement obligation and removal costs	216,765	229,772	216,765	229,772
Unamortized investment tax credits	100,779	96,232	100,779	96,232
Other postretirement benefits	83,034	90,496	83,034	90,496
Other	60,707	60,409	60,707	60,409
Pension liabilities	191,028	205,227	181,787	194,541
Renewable energy incentives	60,956	65,169	60,956	65,169
Credit and loss carryforwards	59,557	68,347	—	—
Other	149,033	138,729	176,016	161,379
Total deferred tax assets	992,357	1,011,886	950,542	955,503
DEFERRED TAX LIABILITIES
Plant-related	(3,116,752)	(2,958,369)	(3,116,752)	(2,958,369)
Risk management activities	(10,626)	(12,171)	(10,626)	(12,171)
Other postretirement assets	(71,737)	(59,170)	(70,986)	(58,495)
Regulatory assets:
Allowance for equity funds used during construction	(54,110)	(48,286)	(54,110)	(48,286)
Deferred fuel and purchased power	—	(2,498)	—	(2,498)
Deferred fuel and purchased power — mark-to-market	(55,020)	(38,187)	(55,020)	(38,187)
Pension benefits	(240,692)	(191,747)	(240,692)	(191,747)
Retired power plant costs (see Note 3)	(53,420)	(57,255)	(53,420)	(57,255)
Other	(108,441)	(99,123)	(108,441)	(99,123)
Other	(4,984)	(5,484)	(4,984)	(5,484)
Total deferred tax liabilities	(3,715,782)	(3,472,290)	(3,715,031)	(3,471,615)
Deferred income taxes — net	$(2,723,425)	$(2,460,404)	$(2,764,489)	$(2,516,112)

As of December 31, 2015, the deferred tax assets for credit and loss carryforwards relate primarily to federal general business credits of approximately $82 million, which first begin to expire in 2031, and other federal and state loss carryforwards of $3 million, which first begin to expire in 2019. The credit and loss carryforwards amount above has been reduced by $26 million of unrecognized tax benefits.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      Lines of Credit and Short-Term Borrowings

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

The table below presents the consolidated credit facilities and the amounts available and outstanding as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015			December 31, 2014
	Pinnacle West	APS	Total	Pinnacle West	APS	Total
Commitments under Credit Facility	$200,000	$1,000,000	$1,200,000	$200,000	$1,000,000	$1,200,000
Outstanding Commercial Paper Borrowings	—	—	—	—	(147,400)	(147,400)
Amount of Credit Facility Available	$200,000	$1,000,000	$1,200,000	$200,000	$852,600	$1,052,600

Weighted-Average Commitment Fees	0.125%	0.100%		0.175%	0.125%

Pinnacle West

At December 31, 2015, Pinnacle West had a $200 million revolving credit facility that matures in May 2019.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At December 31, 2015, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

APS

On September 2, 2015, APS replaced its $500 million revolving credit facility that would have matured in April 2018, with a new $500 million facility that matures in September 2020.

At December 31, 2015, APS had two credit facilities totaling $1 billion, including the $500 million credit facility that matures in September 2020 and a $500 million credit facility that matures in May 2019. APS may increase the amount of each facility up to a maximum of $700 million each, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit. At December 31, 2015, APS had no outstanding borrowings or letters of credit under its revolving credit facilities. See "Financial Assurances" in Note 10 for a discussion of APS's other outstanding letters of credit.

Debt Provisions

On February 6, 2013, the ACC issued a financing order in which, subject to specified parameters and procedures, it approved APS’s short-term debt authorization equal to a sum of 7% of APS’s capitalization, and $500 million (which is required to be used for costs relating to purchases of natural gas and power). This financing order is set to expire on December 31, 2017. See Note 6 for additional long-term debt provisions.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Long-Term Debt and Liquidity Matters

All of Pinnacle West’s and APS’s debt is unsecured.  The following table presents the components of long-term debt on the Consolidated Balance Sheets outstanding at December 31, 2015 and 2014 (dollars in thousands):

	Maturity	Interest	December 31,
	Dates (a)	Rates	2015	2014
APS
Pollution control bonds:
Variable	2029-2038	(b)	$92,405	$156,405
Fixed	2024-2034	1.75%-5.75%	211,150	249,300
Total pollution control bonds			303,555	405,705
Senior unsecured notes	2016-2045	2.20%-8.75%	3,375,000	2,875,000
Palo Verde sale leaseback lessor notes	2015	8.00%	—	13,420
Term loan	2018	(c)	50,000	—
Unamortized discount			(10,374)	(9,206)
Unamortized premium			4,686	4,866
Unamortized debt issuance cost	(d)		(27,896)	(24,642)
Total APS long-term debt			3,694,971	3,265,143
Less current maturities	(e)		357,580	383,570
Total APS long-term debt less current maturities			3,337,391	2,881,573
Pinnacle West
Term loan	2017	(f)	125,000	125,000
TOTAL LONG-TERM DEBT LESS CURRENT MATURITIES			$3,462,391	$3,006,573

(a)                                 This schedule does not reflect the timing of redemptions that may occur prior to maturities.
(b)                                 The weighted-average rate for the variable rate pollution control bonds was 0.01%-0.24% at December 31, 2015 and 0.03%-0.27% at December 31, 2014.

(c)	The weighted-average interest rate was 1.024% at December 31, 2015.

(d)	In the fourth quarter of 2015, we adopted a new accounting standard related to balance sheet presentation of debt issuance costs. See Note 2 for additional details.
(e)                                  Current maturities include $108 million of pollution control bonds expected to be remarketed in 2016 and $250 million in senior unsecured notes that mature in 2016.
(f)                                 The weighted-average interest rate was 1.174% at December 31, 2015 and 1.019% at December 31, 2014.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows principal payments due on Pinnacle West’s and APS’s total long-term debt (dollars in thousands):

Year	Consolidated Pinnacle West	Consolidated APS
2016	$357,580	$357,580
2017	125,000	—
2018	82,000	82,000
2019	500,000	500,000
2020	250,000	250,000
Thereafter	2,538,975	2,538,975
Total	$3,853,555	$3,728,555

Debt Fair Value

Our long-term debt fair value estimates are based on quoted market prices for the same or similar issues, and are classified within Level 2 of the fair value hierarchy.  Certain of our debt instruments contain third-party credit enhancements and, in accordance with GAAP, we do not consider the effect of these credit enhancements when determining fair value.  The following table represents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of December 31, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$125,000	$125,000	$125,000	$125,000
APS	3,694,971	3,981,367	3,265,143	3,714,108
Total	$3,819,971	$4,106,367	$3,390,143	$3,839,108

Credit Facilities and Debt Issuances

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 6, 2015, APS issued $250 million of 4.35% unsecured senior notes that mature on November 15, 2045. The net proceeds from the sale were used to refinance via redemption and cancellation at par our indebtedness related to the principal amounts of the Navajo County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Cholla Project), 2009 Series A and 2009 Series C both due June 1, 2034, and repay commercial paper borrowings and replenish cash temporarily used to fund capital expenditures.

On November 17, 2015, APS redeemed at par and canceled all $38 million of the Navajo County, Arizona Pollution Control Corporation Revenue Refunding Bonds (Arizona Public Service Company Cholla Project), 2009 Series A. These bonds were classified as current maturities of long-term debt on our Consolidated Balance Sheets at December 31, 2014.

On November 17, 2015, APS canceled all $32 million of the Navajo County, Arizona Pollution Control Corporation Revenue Refunding Bonds (Arizona Public Service Company Cholla Project), 2009 Series B, purchased in connection with the mandatory tender provision on May 30, 2014.

On December 8, 2015, APS redeemed at par and canceled all $32 million of the Navajo County, Arizona Pollution Control Corporation Revenue Refunding Bonds (Arizona Public Service Company Cholla Project), 2009 Series C.

See “Lines of Credit and Short-Term Borrowings” in Note 5 and “Financial Assurances” in Note 10 for discussion of APS’s separate outstanding letters of credit.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios. Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At December 31, 2015, the ratio was approximately 47% for Pinnacle West and 46% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt.  See further discussion of “cross-default” provisions below.

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

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At December 31, 2015, APS was in

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $4.7 billion, and total capitalization was approximately $8.6 billion.  APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $3.4 billion, assuming APS’s total capitalization remains the same.  Since APS was in compliance with this common equity ratio requirement, this restriction does not materially affect Pinnacle West’s ability to meet its ongoing capital requirements.

Although provisions in APS’s articles of incorporation and ACC financing orders establish maximum amounts of preferred stock and debt that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements. On February 6, 2013, the ACC issued a financing order in which, subject to specified parameters and procedures, it approved an increase in APS’s long-term debt authorization from $4.2 billion to $5.1 billion in light of the projected growth of APS and its customer base and the resulting projected financing needs, and authorized APS to enter into derivative financial instruments for the purpose of managing interest rate risk associated with its long- and short-term debt. This financing order is set to expire on December 31, 2017. See Note 5 for additional short-term debt provisions.

7.    Retirement Plans and Other Postretirement Benefits

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

On September 30, 2014, Pinnacle West announced plan design changes to the other postretirement benefit plan, which required an interim remeasurement of the benefit obligation for the plan. Effective January 1, 2015, those eligible retirees and dependents over age 65 and on Medicare can choose to be enrolled in a Health Reimbursement Arrangement (HRA). The Company will provide a subsidy allowing post-65 retirees to purchase a Medicare supplement plan on a private exchange network. The remeasurement of the benefit obligation included updating the assumptions. The remeasurement reduced net periodic benefit costs in 2014 by $10 million ($5 million of which reduced expense). The remeasurement also resulted in a decrease in Pinnacle West’s other postretirement benefit obligation of $316 million, which was offset by the related regulatory asset and accumulated other comprehensive income.

Because of the plan changes, the Company is currently in the process of seeking IRS and regulatory approval to move approximately $100 million of the other postretirement benefit trust assets into a new trust account to pay for active union employee medical costs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A significant portion of the changes in the actuarial gains and losses of our pension and postretirement plans is attributable to APS and therefore is recoverable in rates.  Accordingly, these changes are recorded as a regulatory asset or regulatory liability.  In its 2009 retail rate case settlement, APS received approval to defer a portion of pension and other postretirement benefit cost increases incurred in 2011 and 2012.  We deferred pension and other postretirement benefit costs of approximately $14 million in 2012 and $11 million in 2011.  Pursuant to an ACC regulatory order, we began amortizing the regulatory asset over three years beginning in July 2012.  We amortized approximately $5 million in 2015, $8 million in 2014, $8 million in 2013 and $4 million in 2012.

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged to the regulatory asset or liability) (dollars in thousands):

	Pension			Other Benefits
	2015	2014	2013	2015	2014	2013
Service cost-benefits earned during the period	$59,627	$53,080	$64,195	$16,827	$18,139	$23,597
Interest cost on benefit obligation	123,983	129,194	112,392	28,102	41,243	41,536
Expected return on plan assets	(179,231)	(158,998)	(146,333)	(36,855)	(46,400)	(45,717)
Amortization of:
Prior service cost (credit)	594	869	1,097	(37,968)	(9,626)	(179)
Net actuarial loss	31,056	10,963	39,852	4,881	1,175	11,310
Net periodic benefit cost	$36,029	$35,108	$71,203	$(25,013)	$4,531	$30,547
Portion of cost charged to expense	$20,036	$21,985	$38,968	$(10,391)	$6,000	$18,469

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the plans’ changes in the benefit obligations and funded status for the years 2015 and 2014 (dollars in thousands):

	Pension		Other Benefits
	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation at January 1	$3,078,648	$2,646,530	$682,335	$890,418
Service cost	59,627	53,080	16,827	18,139
Interest cost	123,983	129,194	28,102	41,243
Benefit payments	(137,115)	(128,550)	(24,988)	(29,054)
Actuarial (gain) loss	(91,340)	378,394	(55,256)	150,188
Plan amendments	—	—	—	(388,599)
Benefit obligation at December 31	3,033,803	3,078,648	647,020	682,335
Change in Plan Assets
Fair value of plan assets at January 1	2,615,404	2,264,121	834,625	748,339
Actual return on plan assets	(44,690)	292,992	(2,399)	105,223
Employer contributions	100,000	175,000	791	770
Benefit payments	(127,940)	(116,709)	—	(19,707)
Fair value of plan assets at December 31	2,542,774	2,615,404	833,017	834,625
Funded Status at December 31	$(491,029)	$(463,244)	$185,997	$152,290

The following table shows the projected benefit obligation and the accumulated benefit obligation for pension plans with an accumulated obligation in excess of plan assets as of December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Projected benefit obligation	$3,033,803	$3,078,648
Accumulated benefit obligation	2,873,467	2,873,741
Fair value of plan assets	2,542,774	2,615,404

The following table shows the amounts recognized on the Consolidated Balance Sheets as of December 31, 2015 and 2014 (dollars in thousands):

	Pension		Other Benefits
	2015	2014	2015	2014
Noncurrent asset	$—	$—	$185,997	$152,290
Current liability	(10,031)	(9,508)	—	—
Noncurrent liability	(480,998)	(453,736)	—	—
Net amount recognized	$(491,029)	$(463,244)	$185,997	$152,290

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the details related to accumulated other comprehensive loss as of December 31, 2015 and 2014 (dollars in thousands):

	Pension		Other Benefits
	2015	2014	2015	2014
Net actuarial loss	$679,501	$577,976	$127,124	$148,006
Prior service cost (credit)	609	1,203	(341,301)	(379,269)
APS’s portion recorded as a regulatory (asset) liability	(619,223)	(485,037)	213,621	230,916
Income tax expense (benefit)	(23,663)	(36,890)	925	851
Accumulated other comprehensive loss	$37,224	$57,252	$369	$504

The following table shows the estimated amounts that will be amortized from accumulated other comprehensive loss and regulatory assets and liabilities into net periodic benefit cost in 2016 (dollars in thousands):

	Pension	Other Benefits
Net actuarial loss	$38,923	$3,784
Prior service cost (credit)	527	(37,884)
Total amounts estimated to be amortized from accumulated other comprehensive loss (gain) and regulatory assets (liabilities) in 2016	$39,450	$(34,100)

The following table shows the weighted-average assumptions used for both the pension and other benefits to determine benefit obligations and net periodic benefit costs:

	Benefit Obligations As of December 31,		Benefit Costs For the Years Ended December 31,
	2015	2014	2015	2014		2013
				January - September	October - December
Discount rate – pension	4.37%	4.02%	4.02%	4.88%	4.88%	4.01%
Discount rate – other benefits	4.52%	4.14%	4.14%	5.10%	4.41%	4.20%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term return on plan assets - pension	N/A	N/A	6.90%	6.90%	6.90%	7.00%
Expected long-term return on plan assets - other benefits	N/A	N/A	4.45%	6.80%	4.25%	7.00%
Initial healthcare cost trend rate (pre-65 participants)	7.00%	7.00%	7.00%	7.50%	7.50%	7.50%
Initial healthcare cost trend rate (post-65 participants)	5.00%	5.00%	5.00%	7.50%	5.00%	7.50%
Ultimate healthcare cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Number of years to ultimate trend rate (pre-65 participants)	4	4	4	4	4	4
Number of years to ultimate trend rate (post-65 participants)	0	0	0	4	0	4

In selecting the pretax expected long-term rate of return on plan assets, we consider past performance and economic forecasts for the types of investments held by the plan.  For 2016, we are assuming a 6.90% long-term rate of return for pension assets and 4.74% (before tax) for other benefit assets, which we believe is reasonable given our asset allocation in relation to historical and expected performance.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2014, the Society of Actuaries’ Retirement Plans Experience Committee issued its final reports on its recommended mortality basis (“RP-2014 Mortality Tables Report” and "Mortality Improvement Scale MP-2014 Report").  At December 31, 2014, we updated our mortality assumptions using the recommended basis with modifications to better reflect our plan experience and additional data regarding mortality trends.  The updated mortality assumptions resulted in a $67 million increase in Pinnacle West’s pension and other postretirement obligations, which was offset by the related regulatory asset, regulatory liability and accumulated other comprehensive income.

In selecting our healthcare trend rates, we consider past performance and forecasts of healthcare costs.  A one percentage point change in the assumed initial and ultimate healthcare cost trend rates would have the following effects (dollars in thousands):

	1% Increase	1% Decrease
Effect on other postretirement benefits expense, after consideration of amounts capitalized or billed to electric plant participants	$8,834	$(5,890)
Effect on service and interest cost components of net periodic other postretirement benefit costs	9,069	(6,949)
Effect on the accumulated other postretirement benefit obligation	100,322	(80,332)

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

Based on the IPS, and given the pension plan’s funded status at year-end 2015, the long-term fixed income assets had a target allocation of 58% with a permissible range of 55% to 61% and the return-generating assets had a target allocation of 42% with a permissible range of 39% to 45%.  The return-generating assets have additional target allocations, as a percent of total plan assets, of 22% equities in U.S. and other developed markets, 6% equities in emerging markets, and 14% in alternative investments.  The pension plan IPS does not

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provide for a specific mix of long-term fixed income assets, but does expect the average credit quality of such assets to be investment grade.  As of December 31, 2015, long-term fixed income assets represented 60% of total pension plan assets, and return-generating assets represented 40% of total pension plan assets.

As of December 31, 2015, the asset allocation for other postretirement benefit plan assets is governed by the IPS for those plans, which provides for different asset allocation target mixes depending on the characteristics of the liability.  Some of these asset allocation target mixes vary with the plan’s funded status.  As of December 31, 2015, investment in fixed income assets represented 40% of the other postretirement benefit plan total assets, and non-fixed income assets represented 60% of the other postretirement benefit plan’s assets.  Fixed income assets are primarily invested in corporate bonds of investment-grade U.S. issuers, and U.S. Treasuries.  Non-fixed income assets are primarily invested in large cap U.S. equities in diverse industries, and international equities in both emerging and developed markets.

See Note 13 for a discussion on the fair value hierarchy and how fair value methodologies are applied.  The plans invest directly in fixed income and equity securities, in addition to investing indirectly in fixed income securities, equity securities and real estate through the use of mutual funds, partnerships and common and collective trusts.  Equity securities held directly by the plans are valued using quoted active market prices from the published exchange on which the equity security trades, and are classified as Level 1.  Fixed income securities issued by the U.S. Treasury held directly by the plans are valued using quoted active market prices, and are classified as Level 1.  Fixed income securities issued by corporations, municipalities, and other agencies are primarily valued using quoted inactive market prices, or quoted active market prices for similar securities, or by utilizing calculations which incorporate observable inputs such as yield, maturity and credit quality.  These instruments are classified as Level 2.

Mutual funds, partnerships, and common and collective trusts are valued utilizing a net asset value (NAV) concept or its equivalent. Exchange traded mutual funds, are classified as Level 1, as the valuation for these instruments is based on the active market in which the fund trades.

Common and collective trusts, are maintained by banks or investment companies and hold certain investments in accordance with a stated set of objectives (such as tracking the performance of the S&P 500 Index).  The trust's shares are offered to a limited group of investors, and are not traded in an active market. The NAV for trusts investing in exchange traded equities is derived from the quoted active market prices of the underlying securities held by the trusts. The NAV for trusts investing in real estate is derived from the appraised values of the trust's underlying real estate assets.  As of December 31, 2015, the plans were able to transact in the common and collective trusts at NAV and classifies these investments as Level 2.

Investments in partnerships are also valued using the concept of NAV, which is derived from the value of the partnerships' underlying assets. The plan's partnerships holdings relate to investments in high-yield fixed income instruments and assets of privately held portfolio companies. Certain partnerships also include funding commitments that may require the plan to contribute up to $75 million to these partnerships; as of December 31, 2015, approximately $40 million of these commitments have been funded. Partnerships are classified as Level 2 if the plan is able to transact in the partnership at the NAV, otherwise the partnership is classified as Level 3.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transactions, assessing hierarchy classifications, comparing investment returns with benchmarks, and obtaining and reviewing independent audit reports on the trustee’s internal operating controls and valuation processes.

The fair value of Pinnacle West’s pension plan and other postretirement benefit plan assets at December 31, 2015, by asset category, are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other (b)	Balance at December 31, 2015
Pension Plan:
Assets:
Cash and cash equivalents	$1,893	$—	$—	$—	$1,893
Fixed income securities:
Corporate	—	1,108,736	—	—	1,108,736
U.S. Treasury	274,778	—	—	—	274,778
Other (a)	—	113,008	—	—	113,008
Equities:
U.S. companies	233,021	—	—	—	233,021
International companies	14,680	—	—	—	14,680
Common and collective trusts:
U.S. equities	—	130,097	—	—	130,097
International equities	—	185,892	—	—	185,892
Real estate	—	150,359	—	—	150,359
Partnerships	—	127,840	42,097	—	169,937
Mutual funds - International equities	116,307	—	—	—	116,307
Short-term investments and other	—	29,599	—	14,467	44,066
Total Pension Plan	$640,679	$1,845,531	$42,097	$14,467	$2,542,774
Other Benefits:
Assets:
Cash and cash equivalents	$240	$—	$—	$—	$240
Fixed income securities:
Corporate	—	217,026	—	—	217,026
U.S. Treasury	131,435	—	—	—	131,435
Other (a)	—	31,106	—	—	31,106
Equities:
U.S. companies	253,193	—	—	—	253,193
International companies	12,390	—	—	—	12,390
Common and collective trusts:
U.S. equities	—	81,516	—	—	81,516
International equities	—	28,539	—	—	28,539
Real estate	—	13,512	—	—	13,512
Mutual funds - International equities	52,568	—	—	—	52,568
Short-term investments and other	5,065	3,331	—	3,096	11,492
Total Other Benefits	$454,891	$375,030	$—	$3,096	$833,017

(a)	This category consists primarily of debt securities issued by municipalities.

(b)	Represents plan receivables and payables.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2015 and 2014 (dollars in thousands):

	Pension
Partnerships	2015	2014
Beginning balance at January 1	$27,929	$8,660
Actual return on assets still held at December 31	2,789	927
Purchases	13,187	19,984
Sales	(1,808)	(1,642)
Transfers in and/or out of Level 3	—	—
Ending balance at December 31	$42,097	$27,929

Contributions

Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We made contributions to our pension plan totaling $100 million in 2015, $175 million in 2014, and $141 million in 2013.  The minimum required contributions for the pension plan are zero for the next three years.  We expect to make voluntary contributions up to a total of $300 million during the 2016-2018 period.  With regard to contributions to our other postretirement benefit plans, we made a contribution of $1 million in 2015, $1 million in 2014, and $14 million in 2013.  We expect to make contributions of approximately $1 million in each of the next three years to our other postretirement benefit plans. APS funds its share of the contributions.  APS’s share of the pension plan contribution was $100 million in 2015, $175 million in 2014, and $140 million in 2013.  APS’s share of the contributions to the other postretirement benefit plan was $1 million in 2015, $1 million in 2014, and $14 million in 2013.

Estimated Future Benefit Payments

Benefit payments, which reflect estimated future employee service, for the next five years and the succeeding five years thereafter, are estimated to be as follows (dollars in thousands):

Year	Pension	Other Benefits
2016	$152,146	$26,468
2017	171,005	28,444
2018	170,534	30,490
2019	180,700	32,438
2020	188,988	33,982
Years 2021-2025	1,023,451	184,335

Electric plant participants contribute to the above amounts in accordance with their respective participation agreements.

Employee Savings Plan Benefits

Pinnacle West sponsors a defined contribution savings plan for eligible employees of Pinnacle West and its subsidiaries.  In 2015, costs related to APS’s employees represented 99% of the total cost of this plan.  In a defined contribution savings plan, the benefits a participant receives result from regular contributions participants make to their own individual account, the Company’s matching contributions and earnings or losses on their investments.  Under this plan, the Company matches a percentage of the participants’ contributions in cash which is then invested in the same investment mix as participants elect to invest their own

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future contributions.  Pinnacle West recorded expenses for this plan of approximately $9 million for 2015, $9 million for 2014, and $9 million for 2013.

8.    Leases

We lease certain vehicles, land, buildings, equipment and miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates.

Total lease expense recognized in the Consolidated Statements of Income was $17 million in 2015, $18 million in 2014, and $18 million in 2013.  APS’s lease expense was $14 million in 2015, $15 million in 2014, and $15 million in 2013.

Estimated future minimum lease payments for Pinnacle West’s and APS’s operating leases, excluding purchased power agreements, are approximately as follows (dollars in thousands):

Year	Pinnacle West Consolidated	APS
2016	$9,182	$8,797
2017	8,557	8,317
2018	7,045	6,880
2019	6,121	5,961
2020	4,835	4,680
Thereafter	61,251	61,101
Total future lease commitments	$96,991	$95,736

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

9.    Jointly-Owned Facilities

APS shares ownership of some of its generating and transmission facilities with other companies.  We are responsible for our share of operating costs which are included in the corresponding operating expenses on our consolidated statement of income. We are also responsible for providing our own financing.  Our share of operating expenses and utility plant costs related to these facilities is accounted for using proportional consolidation.  The following table shows APS’s interests in those jointly-owned facilities recorded on the Consolidated Balance Sheets at December 31, 2015 (dollars in thousands):

	Percent Owned		Plant in Service	Accumulated Depreciation	Construction Work in Progress
Generating facilities:
Palo Verde Units 1 and 3	29.1%		$1,744,137	$1,067,376	$22,228
Palo Verde Unit 2 (a)	16.8%		583,633	356,767	4,142
Palo Verde Common	28.0%	(b)	643,201	231,609	64,069
Palo Verde Sale Leaseback		(a)	351,050	233,665	—
Four Corners Generating Station	63.0%		857,555	577,321	77,317
Navajo Generating Station Units 1, 2 and 3	14.0%		274,640	168,132	4,460
Cholla common facilities (c)	63.3%	(b)	158,623	53,777	1,390
Transmission facilities:
ANPP 500kV System	33.4%	(b)	109,348	36,576	1,594
Navajo Southern System	22.7%	(b)	62,139	19,361	397
Palo Verde — Yuma 500kV System	19.3%	(b)	14,043	5,226	133
Four Corners Switchyards	49.8%	(b)	38,420	9,833	1,687
Phoenix — Mead System	17.1%	(b)	39,089	13,173	151
Palo Verde — Estrella 500kV System	50.0%	(b)	89,832	18,359	1,008
Morgan — Pinnacle Peak System	64.6%	(b)	129,855	11,087	2,592
Round Valley System	50.0%	(b)	703	286	—
Palo Verde — Morgan System	87.7%	(b)	12	—	133,813
Hassayampa - North Gila System	80.0%	(b)	164,854	1,159	—
Cholla 500 Switchyard	85.7%	(b)	547	15	—
Saguaro 500 Switchyard	75.0%	(b)	773	26	—

(a)	See Note 18.

(b)	Weighted-average of interests.

(c)	PacifiCorp owns Cholla Unit 4 and APS operates the unit for PacifiCorp. The common facilities at Cholla are jointly-owned.

10.    Commitments and Contingencies

Palo Verde Nuclear Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against DOE in the United States Court of Federal Claims ("Court of Federal Claims").  The lawsuit sought to recover damages incurred due to DOE’s breach of the Contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste ("Standard Contract") for failing to accept Palo

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Verde's spent nuclear fuel and high level waste from January 1, 2007 through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act.  On August 18, 2014, APS and DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment of $57.4 million by DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. APS’s share of this amount is $16.7 million. Amounts recovered in the lawsuit and settlement were recorded as adjustments to a regulatory liability and had no impact on the amount of current reported net income. In addition, the settlement agreement provides APS with a method for submitting claims and getting recovery for costs incurred through 2016.

APS’s first claim made pursuant to the terms of the August 18, 2014 settlement agreement, which was for the period July 1, 2011 through June 30, 2014, and was for $42.0 million (APS’s share of this amount was $12.2 million), was received on June 1, 2015. APS's $12.2 million share was recorded as an adjustment to a regulatory liability and had no impact on the amount of current reported net income. APS’s second claim made pursuant to the terms of the August 18, 2014 settlement agreement, which was for the period July 1, 2014 through June 30, 2015, was filed for $12.0 million (APS's share of this amount would be $3.6 million), and has been submitted to, but not yet approved by, the DOE in the fourth quarter of 2015.

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident up to $13.5 billion per occurrence.  Palo Verde maintains the maximum available nuclear liability insurance in the amount of $375 million, which is provided by American Nuclear Insurers ("ANI").  The remaining balance of $13.1 billion of liability coverage is provided through a mandatory industry-wide retrospective assessment program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be assessed retrospective premium adjustments.  The maximum retrospective premium assessment per reactor under the program for each nuclear liability incident is approximately $127.3 million, subject to an annual limit of $19 million per incident, to be periodically adjusted for inflation.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum potential retrospective premium assessment per incident for all three units is approximately $111 million, with a maximum annual retrospective premium assessment of approximately $16.6 million.

The Palo Verde participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion, a substantial portion of which must first be applied to stabilization and decontamination.  APS has also secured insurance against portions of any increased cost of replacement generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (“NEIL”).  APS is subject to retrospective premium assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds.  The maximum amount APS could incur under the current NEIL policies totals approximately $23.1 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $61.7 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fuel and Purchased Power Commitments and Purchase Obligations

APS is party to various fuel and purchased power contracts and purchase obligations with terms expiring between 2016 and 2043 that include required purchase provisions.  APS estimates the contract requirements to be approximately $876 million in 2016; $949 million in 2017; $737 million in 2018; $603 million in 2019; $498 million in 2020; and $7.8 billion thereafter.  However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances.

Of the various fuel and purchased power contracts mentioned above, some of those contracts for coal supply include take-or-pay provisions.  The current coal contracts with take-or-pay provisions have terms expiring through 2031.

The following table summarizes our estimated coal take-or-pay commitments (dollars in thousands):

	Years Ended December 31,
	2016	2017	2018	2019	2020	Thereafter
Coal take-or-pay commitments (a)	$170,714	$195,428	$189,588	$193,818	$198,160	$2,270,974

(a)	Total take-or-pay commitments are approximately $3.2 billion. The total net present value of these commitments is approximately $2.2 billion.

APS may spend more to meet its actual fuel requirements than the minimum purchase obligations in our coal take-or-pay contracts. The following table summarizes actual payments under the coal contracts which include take-or-pay provisions for each of the last three years (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Total payments	$211,327	$236,773	$188,496

Renewable Energy Credits

APS has entered into contracts to purchase renewable energy credits to comply with the RES.  APS estimates the contract requirements to be approximately $42 million in 2016; $40 million in 2017; $40 million in 2018; $40 million in 2019; $40 million in 2020; and $432 million thereafter.  These amounts do not include purchases of renewable energy credits that are bundled with energy.

Coal Mine Reclamation Obligations

APS must reimburse certain coal providers for amounts incurred for final and contemporaneous coal mine reclamation.  We account for contemporaneous reclamation costs as part of the cost of the delivered coal.  We utilize site-specific studies of costs expected to be incurred in the future to estimate our final reclamation obligation.  These studies utilize various assumptions to estimate the future costs.  Based on the most recent reclamation studies, APS recorded an obligation for the coal mine final reclamation of approximately $202 million at December 31, 2015 and $198 million at December 31, 2014.  Under our current coal supply agreements, we expect to make payments for the final mine reclamation as follows:  $15 million in 2016; $16 million in 2017; $18 million in 2018; $19 million in 2019; $20 million in 2020; and $262 million thereafter.  Any amendments to current coal supply agreements may change the timing of the contribution. Portions of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these funds will be held in an escrow account and distributed to certain coal providers under the terms of the applicable coal supply agreements.

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

On August 6, 2013, RID filed a lawsuit in Arizona District Court against APS and 24 other defendants, alleging that RID’s groundwater wells were contaminated by the release of hazardous substances from facilities owned or operated by the defendants.  The lawsuit also alleges that, under Superfund laws, the defendants are jointly and severally liable to RID.  The allegations against APS arise out of APS’s current and former ownership of facilities in and around OU3.  As part of a state governmental investigation into groundwater contamination in this area, on January 25, 2015, ADEQ sent a letter to APS seeking information concerning the degree to which, if any, APS’s current and former ownership of these facilities may have contributed to groundwater contamination in this area.  We are unable to predict the outcome of these matters; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

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

On September 6, 2013, a purported consumer class action complaint was filed in Federal District Court in San Diego, California, naming APS and Pinnacle West as defendants and seeking damages for loss of perishable inventory and sales as a result of interruption of electrical service.  APS and Pinnacle West filed a motion to dismiss, which the court granted on December 9, 2013.  On January 13, 2014, the plaintiffs appealed the lower court’s decision.  The appeal is now fully briefed and pending before the United States Court of Appeals for the Ninth Circuit, which heard oral argument on February 9, 2016.  A written decision on the case is expected 30-60 days after oral argument. We believe the District Court's decision will be upheld on appeal, but cannot predict the outcome at the appellate court. If the District Court's decision is reversed, the case would be remanded for discovery and trial, and there is insufficient information at this time to reasonably estimate any possible loss or range of loss to APS and Pinnacle West.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Clean Air Act Citizen Lawsuit

On October 4, 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners participants alleging violations of the NSR provisions of the Clean Air Act.  Subsequent to filing its original Complaint, on January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the Clean Air Act’s NSPS program.  The case was held in abeyance while APS negotiated a settlement with DOJ and environmental plaintiffs.  In March 2015, the parties agreed in principle to settle the case, and on June 24, 2015, DOJ lodged the proposed consent decree with the United States District Court for the District of New Mexico. On August 17, 2015, the consent decree was entered by the district court.

The settlement requires installation of pollution control technology and implementation of other measures to reduce sulfur dioxide and nitrogen oxide emissions from the two Four Corners units, although installation of much of this equipment was already planned in order to comply with EPA's Regional Haze Rule requirements. The settlement also requires the Four Corners co-owners to pay a civil penalty of $1.5 million and spend $6.7 million for certain environmental mitigation projects to benefit the Navajo Nation. APS is responsible for 15 percent of these costs based on its ownership interest in the units at the time of the alleged violations, which does not result in a material impact on our financial position, results of operations or cash flows.

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

Four Corners. Based on EPA’s final standards, APS estimates that its 63% share of the cost of these controls for Four Corners Units 4 and 5 would be approximately $400 million.  In addition, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso's 7% interest in Four Corners Units 4 and 5. When APS, or an affiliate of APS, ultimately acquires El Paso's interest in Four Corners, NTEC has the option to purchase the interest within a certain timeframe pursuant to an option granted by APS to NTEC. In December 2015, NTEC notified APS of its intent to exercise the option. APS is negotiating a definitive purchase agreement with NTEC for the purchase of the 7% interest. The cost of the pollution controls related to the 7% interest is approximately $45 million, which will be assumed by the ultimate owner of the 7% interest.

Navajo Plant. APS estimates that its share of costs for upgrades at the Navajo Plant, based on EPA’s FIP, could be up to approximately $200 million.  In October 2014, a coalition of environmental groups, an Indian tribe and others filed petitions for review in the United States Court of Appeals for the Ninth Circuit asking the Court to review EPA's final BART rule for the Navajo Plant. We cannot predict the outcome of this review process.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cholla. APS believes that EPA’s final rule as it applies to Cholla, which would require installation of SCR controls with a cost to APS of approximately $100 million (excludes costs related to Cholla Unit 2 which was closed on October 1, 2015), is unsupported and that EPA had no basis for disapproving Arizona’s SIP and promulgating a FIP that is inconsistent with the state’s considered BART determinations under the regional haze program.  Accordingly, on February 1, 2013, APS filed a Petition for Review of the final BART rule in the United States Court of Appeals for the Ninth Circuit.  Briefing in the case was completed in February 2014.

In September 2014, APS met with EPA to propose a compromise BART strategy wherein, pending certain regulatory approvals, APS would permanently close Cholla Unit 2 and cease burning coal at Units 1 and 3 by the mid-2020s. (See Note 3 for details related to the resulting regulatory asset.) APS made the proposal with the understanding that additional emission control equipment is unlikely to be required in the future because retiring and/or converting the units as contemplated in the proposal is more cost effective than, and will result in increased visibility improvement over, the current BART requirements for NOx imposed on the Cholla units under EPA's BART FIP. APS’s proposal involves state and federal rulemaking processes. In light of these ongoing administrative proceedings, on February 19, 2015, APS, PacifiCorp (owner of Cholla Unit 4), and EPA jointly moved the court to sever and hold in abeyance those claims in the litigation pertaining to Cholla pending regulatory actions by the state and EPA. The court granted the parties' unopposed motion on February 20, 2015. On October 16, 2015, ADEQ issued the Cholla permit, which incorporates APS's proposal, and subsequently submitted a proposed revision to the SIP to the EPA, which would incorporate the new permit terms.  APS is unable to predict when or whether APS's proposal may ultimately be approved by the EPA.

Mercury and Air Toxic Standards ("MATS").  In 2011, EPA issued rules establishing maximum achievable control technology standards to regulate emissions of mercury and other hazardous air pollutants from fossil-fired plants.  APS estimates that the cost for the remaining equipment necessary to meet these standards is approximately $8 million for Cholla (excludes costs related to Cholla Unit 2 which was closed on October 1, 2015). No additional equipment is needed for Four Corners Units 4 and 5 to comply with these rules.  SRP, the operating agent for the Navajo Plant, estimates that APS's share of costs for equipment necessary to comply with the rules is approximately $1 million. The United States Supreme Court’s recent decision in Michigan vs. EPA reversed and remanded the MATS proceeding back to the DC Circuit Court. The Circuit Court then remanded the MATS rule back to EPA to address rulemaking deficiencies identified by the Supreme Court. Further EPA action on the MATS rule is pending.  This proceeding does not materially impact APS.  Regardless of how EPA addresses the deficiencies in the MATS rulemaking, the Arizona State Mercury Rule, the stringency of which is roughly equivalent to that of MATS, would still apply to Cholla.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Clean Power Plan. On August 3, 2015, EPA finalized carbon pollution standards for existing, new, modified, and reconstructed EGUs. EPA’s final rules require newly built fossil fuel-fired EGUs, along with those undergoing modification or reconstruction, to meet CO2 performance standards based on a combination of best operating practices and equipment upgrades. EPA established separate performance standards for two types of EGUs: stationary combustion turbines, typically natural gas; and electric utility steam generating units, typically coal.

With respect to existing power plants, EPA’s recently finalized “Clean Power Plan” imposes state-specific goals or targets to achieve reductions in CO2 emission rates from existing EGUs measured from a 2012 baseline. In a significant change from the proposed rule, EPA’s final performance standards apply directly to specific units based upon their fuel-type and configuration (i.e., coal- or oil-fired steam plants versus combined cycle natural gas plants). As such, each state’s goal is an emissions performance standard that reflects the fuel mix employed by the EGUs in operation in those states. The final rule provides guidelines to states to help develop their plans for meeting the interim (2022-2029) and final (2030 and beyond) emission performance standards, with three distinct compliance periods within that timeframe. States were originally required to submit their plans to EPA by September 2016, with an optional two-year extension provided to states establishing a need for additional time; however, it is expected that this timing will be impacted by the court-imposed stay described below.

ADEQ, with input from a technical working group comprised of Arizona utilities and other stakeholders, is presently working to develop a compliance plan for submittal to EPA. In addition to these on-going state proceedings, EPA has taken public comments on proposed model rules and a proposed federal compliance plan, which included consideration as to how the Clean Power Plan will apply to EGUs on tribal land such as the Navajo Nation.

The legality of the Clean Power Plan is being challenged in the U.S. Court of Appeals for the D.C. Circuit; the parties raising this challenge include, among others, the ACC. On February 9, 2016, the U.S. Supreme Court granted a stay of the Clean Power Plan pending judicial review of the rule, which temporarily delays compliance obligations under the Clean Power Plan. We cannot predict the extent of such delay.

With respect to our Arizona generating units, we are currently evaluating the range of compliance options available to ADEQ, including whether Arizona deploys a rate- or mass-based compliance plan. Based on the fuel-mix and location of our Arizona EGUs, and the significant investments we have made in renewable generation and demand-side energy efficiency, if ADEQ selects a rate-based compliance plan, we believe that we will be able to comply with the Clean Power Plan for our Arizona generating units in a manner that will not have material financial or operational impacts to the Company. On the other hand, if ADEQ selects a mass-based approach to compliance with the Clean Power Plan, our annual cost of compliance could be material. These costs could include costs to acquire mass-based compliance allowances.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As to our facilities on the Navajo Nation, EPA has yet to determine whether or to what extent EGUs on the Navajo Nation will be required to comply with the Clean Power Plan. EPA has proposed to determine that it is necessary or appropriate to impose a federal plan on the Navajo Nation for compliance with the Clean Power Plan. In response, we filed comments with EPA advocating that such a federal plan is neither necessary nor appropriate to protect air quality on the Navajo Nation. If EPA reaches a determination that is consistent with our preferred approach for the Navajo Nation, we believe the Clean Power Plan will not have material financial or operational impacts on our operations within the Navajo Nation.

Alternatively, if EPA determines that a federal plan is necessary or appropriate for the Navajo Nation, and depending on our need for future operations at our EGUs located there, we may be unable to comply with the federal plan unless we acquire mass-based allowances or emission rate credits within established carbon trading markets, or curtail our operations. Subject to the uncertainties set forth below, and assuming that EPA establishes a federal plan for the Navajo Nation that requires carbon allowances or credits to be surrendered for plan compliance, it is possible we will be required to purchase some quantity of credits or allowances, the cost of which could be material.

Because ADEQ has not issued its plan for Arizona, and because we do not know whether EPA will decide to impose a plan or, if so, what that plan will require, there are a number of uncertainties associated with our potential cost exposure. These uncertainties include: whether judicial review will result in the Clean Power Plan being vacated in whole or in part or, if not, the extent of any resulting compliance deadline delays; whether any plan will be imposed for EGUs on the Navajo Nation; the future existence and liquidity of allowance or credit compliance trading markets; the applicability of existing contractual obligations with current and former owners of our participant-owned coal-fired EGUs; the type of federal or state compliance plan (either rate- or mass-based); whether or not the trading of allowances or credits will be authorized mechanisms for compliance with any final EPA or ADEQ plan; and how units that have been closed will be treated for allowance or credit allocation purposes.

In the event that the incurrence of compliance costs is not economically viable or prudent for our operations in Arizona or on the Navajo Nation, or if we do not have the option of acquiring allowances to account for the emissions from our operations, we may explore other options, including reduced levels of output, as an alternative to purchasing allowances. Given these uncertainties, our analysis of the available compliance options remains on-going, and additional information or considerations may arise that change our expectations.

Other environmental rules that could involve material compliance costs include those related to effluent limitations, the ozone national ambient air quality standard, greenhouse gas emissions, and other rules or matters involving the Clean Air Act, Clean Water Act, Endangered Species Act, the Navajo Nation, and water supplies for our power plants.  The financial impact of complying with current and future environmental rules could jeopardize the economic viability of our coal plants or the willingness or ability of power plant participants to fund any required equipment upgrades or continue their participation in these plants.  The economics of continuing to own certain resources, particularly our coal plants, may deteriorate, warranting early retirement of those plants, which may result in asset impairments.  APS would seek recovery in rates for the book value of any remaining investments in the plants as well as other costs related to early retirement, but cannot predict whether it would obtain such recovery.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notice of Intent to Sue Related to Four Corners

On December 21, 2015, several environmental groups filed a notice of intent to sue with OSM and other federal agencies under the Endangered Species Act alleging that OSM’s reliance on the Biological Opinion and Incidental Take Statement prepared in connection with a federal environmental review were not in accordance with applicable law. The environmental review was undertaken as part of the DOI's review process necessary to allow for the effectiveness of lease amendments and related rights-of-way renewals for Four Corners. We are monitoring this matter and will intervene if a lawsuit is filed. We cannot predict the timing or outcome of this matter.

New Mexico Tax Matter

On May 23, 2013, the New Mexico Taxation and Revenue Department ("NMTRD") issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30 million related to coal supplied under the coal supply agreement for Four Corners (the “Assessment”).  APS’s share of the Assessment is approximately $12 million.  For procedural reasons, on behalf of the Four Corners co-owners, including APS, the coal supplier made a partial payment of the Assessment and immediately filed a refund claim with respect to that partial payment in August 2013.  The NMTRD denied the refund claim.  On December 19, 2013, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, filed a complaint with the New Mexico District Court contesting both the validity of the Assessment and the refund claim denial.  On June 30, 2015, the court ruled that the Assessment was not valid and further ruled that APS and the other Four Corners co-owners receive a refund of all of the contested amounts previously paid under the applicable tax statute. The NMTRD filed an appeal of the decision on August 31, 2015. The parties are engaged in settlement discussions and we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support certain debt arrangements, commodity contract collateral obligations, and other transactions. As of December 31, 2015, standby letters of credit totaled $79 million and will expire in 2016. As of December 31, 2015, surety bonds expiring through 2018 totaled $158 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at December 31, 2015.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2015, a revision to the estimated cash flows for the decommissioning study was completed for the Four Corners coal-fired plant, which resulted in an increase to the ARO in the amount of $24 million. Also in 2015, Four Corners spent $32 million in actual decommissioning costs. In addition, APS recognized an ARO for Cholla as a result of new CCR environmental rules that were published in the Federal Register in the second quarter of 2015. See Note 10 for additional information related to the CCR environmental rules. This resulted in an increase to the ARO in the amount of $39 million, an increase in plant in service of $23 million and a reduction of the regulatory liability of $16 million. Finally, in 2015 there was a revision in estimated cash flows for the Cholla decommissioning, which resulted in a decrease of the ARO in the amount of $3 million.

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

The following table shows the change in our asset retirement obligations for 2015 and 2014 (dollars in thousands):

	2015	2014
Asset retirement obligations at the beginning of year	$390,750	$346,729
Changes attributable to:
Accretion expense	25,163	23,567
Settlements	(32,048)	(29,497)
Estimated cash flow revisions	17,556	43,899
Newly incurred obligation	42,155	6,052
Asset retirement obligations at the end of year	$443,576	$390,750

As mentioned above, decommissioning activities for Four Corners Units 1-3 began in January 2014. Decommissioning activities for Cholla ash ponds began in January 2015. Thus, $29 million of the total ARO of $444 million at December 31, 2015, is classified as a current liability on the balance sheet. At December 31, 2014, $32 million of the total ARO of $391 million was classified as a current liability on the balance sheet.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal.  See detail of regulatory liabilities in Note 3.

12.    Selected Quarterly Financial Data (Unaudited)

Consolidated quarterly financial information for 2015 and 2014 is provided in the tables below (dollars in thousands, except per share amounts).  Weather conditions cause significant seasonal fluctuations in our revenues; therefore, results for interim periods do not necessarily represent results expected for the year.

	2015 Quarter Ended				2015
	March 31,	June 30,	September 30,	December 31,	Total
Operating revenues	$671,219	$890,648	$1,199,146	$734,430	$3,495,443
Operations and maintenance	214,944	210,965	220,449	222,019	868,377
Operating income	67,684	231,973	445,111	109,834	854,602
Income taxes	7,947	67,371	139,555	22,847	237,720
Net income	20,727	127,507	261,978	45,978	456,190
Net income attributable to common shareholders	16,122	122,902	257,116	41,117	437,257

Earnings Per Share:
Net income attributable to common shareholders — Basic	$0.15	$1.11	$2.32	$0.37	$3.94
Net income attributable to common shareholders — Diluted	0.14	1.10	2.30	0.37	3.92

	2014 Quarter Ended				2014
	March 31,	June 30,	September 30,	December 31,	Total
Operating revenues	$686,251	$906,264	$1,172,667	$726,450	$3,491,632
Operations and maintenance	212,882	211,222	223,418	260,503	908,025
Operating income	75,170	254,113	421,775	60,184	811,242
Income taxes	6,405	74,540	134,753	5,007	220,705
Net income	24,691	141,384	248,086	9,535	423,696
Net income attributable to common shareholders	15,766	132,458	243,961	5,410	397,595

Earnings Per Share:
Net income attributable to common shareholders — Basic	$0.14	$1.20	$2.20	$0.05	$3.59
Net income attributable to common shareholders — Diluted	0.14	1.19	2.20	0.05	3.58

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Quarterly Financial Data (Unaudited) - APS

APS's quarterly financial information for 2015 and 2014 is as follows (dollars in thousands):

	2015 Quarter Ended,				2015
	March 31,	June 30,	September 30,	December 31,	Total
Operating revenues	$670,668	$889,723	$1,198,380	$733,586	$3,492,357
Operations and maintenance	209,947	208,031	216,011	219,146	853,135
Operating income	61,333	162,704	301,238	86,709	611,984
Net income attributable to common shareholder	19,868	125,362	261,187	43,857	450,274

	2014 Quarter Ended,				2014
	March 31,	June 30,	September 30,	December 31,	Total
Operating revenues	$685,545	$905,578	$1,172,190	$725,633	$3,488,946
Operations and maintenance	208,285	208,059	212,430	253,668	882,442
Operating income	69,635	180,394	287,928	54,835	592,792
Net income attributable to common shareholder	19,518	134,916	251,047	15,738	421,219

13.    Fair Value Measurements

We classify our assets and liabilities that are carried at fair value within the fair value hierarchy.  This hierarchy ranks the quality and reliability of the inputs used to determine fair values, which are then classified and disclosed in one of three categories.  The three levels of the fair value hierarchy are:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide information on an ongoing basis.  This category includes exchange traded equities, exchange traded derivative instruments, exchange traded mutual funds, cash equivalents, and investments in U.S. Treasury securities.

Level 2 — Utilizes quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable (such as yield curves).  This category includes non-exchange traded contracts such as forwards, options, swaps and certain investments in fixed income securities. This category also includes certain investments that are valued and redeemable based on NAV, such as common and collective trusts and commingled funds.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments Held in our Nuclear Decommissioning Trust

The nuclear decommissioning trust invests in fixed income securities and equity securities. Equity securities are held indirectly through commingled funds.  The commingled funds are valued based on the concept of NAV, which is a value primarily derived from the quoted active market prices of the underlying equity securities.  We may transact in these commingled funds on a semi-monthly basis at the NAV.  We classify these investments as Level 2. The commingled funds are maintained by a bank and hold investments in accordance with the stated objective of tracking the performance of the S&P 500 Index.  Because the commingled fund shares are offered to a limited group of investors, they are not considered to be traded in an active market.

Cash equivalents reported within Level 1 represent investments held in a short-term investment exchange-traded mutual fund, which invests in certificates of deposit, variable rate notes, time deposit accounts, U.S. Treasury and Agency obligations, U.S. Treasury repurchase agreements, and commercial paper.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at December 31, 2015 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at December 31, 2015
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$22,992	$30,364	$(25,345)	(b)	$28,011
Nuclear decommissioning trust:
U.S. commingled equity funds	—	314,957	—	—		314,957
Fixed income securities:
Cash and cash equivalent funds	12,260	—	—	(335)	(c)	11,925
U.S. Treasury	117,245	—	—	—		117,245
Corporate debt	—	96,243	—	—		96,243
Mortgage-backed securities	—	99,065	—	—		99,065
Municipal bonds	—	72,206	—	—		72,206
Other	—	23,555	—	—		23,555
Subtotal nuclear decommissioning trust	129,505	606,026	—	(335)		735,196
Total	$129,505	$629,018	$30,364	$(25,680)		$763,207
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(144,044)	$(63,343)	$39,698	(b)	$(167,689)

(a)	Primarily consists of heat rate options and other long-dated electricity contracts.

(b)	Represents counterparty netting, margin and collateral. See Note 16.

(c)	Represents nuclear decommissioning trust net pending securities sales and purchases.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value at December 31, 2014 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at December 31, 2014
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$20,769	$32,598	$(21,962)	(b)	$31,405
Nuclear decommissioning trust:
U.S. commingled equity funds	—	309,620	—	—		309,620
Fixed income securities:
U.S. Treasury	118,843	—	—	—		118,843
Cash and cash equivalent funds	—	11,453	—	(7,245)	(c)	4,208
Corporate debt	—	109,379	—	—		109,379
Mortgage-backed securities	—	88,465	—	—		88,465
Municipal bonds	—	69,139	—	—		69,139
Other	—	14,212	—	—		14,212
Subtotal nuclear decommissioning trust	118,843	602,268	—	(7,245)		713,866
Total	$118,843	$623,037	$32,598	$(29,207)		$745,271
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(95,061)	$(73,984)	$58,767	(b)	$(110,278)

(a)	Primarily consists of heat rate options and other long-dated electricity contracts.

(b)	Represents counterparty netting, margin and collateral. See Note 16.

(c)	Represents nuclear decommissioning trust net pending securities sales and purchases.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our option contracts classified as Level 3 primarily relate to purchase heat rate options.  The significant unobservable inputs at December 31, 2015 for these instruments include electricity prices, and volatilities. The significant unobservable inputs at December 31, 2014 for these instruments include electricity prices, gas prices and volatilities. If electricity prices and electricity price volatilities increase, we would expect the fair value of these options to increase, and if these valuation inputs decrease, we would expect the fair value of these options to decrease.  If natural gas prices and natural gas price volatilities increase, we would expect the fair value of these options to decrease, and if these inputs decrease, we would expect the fair value of the options to increase.  The commodity prices and volatilities do not always move in corresponding directions.  The options’ fair values are impacted by the net changes of these various inputs.

Other unobservable valuation inputs include credit and liquidity reserves which do not have a material impact on our valuations; however, significant changes in these inputs could also result in higher or lower fair value measurements.

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at December 31, 2015 and December 31, 2014:

	December 31, 2015 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input	Range	Weighted-Average
Commodity Contracts	Assets	Liabilities
Electricity:
Forward Contracts (a)	$24,543	$54,679	Discounted cash flows	Electricity forward price (per MWh)	$15.92 - $40.73	$26.86
Option Contracts (b)	—	5,628	Option model	Electricity forward price (per MWh)	$23.87 - $44.13	$33.91
				Electricity price volatilities	40% - 59%	52%
				Natural gas price volatilities	32% - 40%	35%
Natural Gas:
Forward Contracts (a)	5,821	3,036	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.18 - $3.14	$2.61
Total	$30,364	$63,343

(a)	Includes swaps and physical and financial contracts.

(b)	Electricity and natural gas price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input	Range	Weighted-Average
Commodity Contracts	Assets	Liabilities
Electricity:
Forward Contracts (a)	$29,471	$55,894	Discounted cash flows	Electricity forward price (per MWh)	$19.51 - $56.72	$35.27
Option Contracts (b)	—	15,035	Option model	Electricity forward price (per MWh)	$32.14 - $66.09	$45.83
				Natural gas forward price (per MMBtu)	$3.18 - $3.29	$3.25
				Electricity price volatilities	23% - 63%	41%
				Natural gas price volatilities	23% - 41%	31%
Natural Gas:
Forward Contracts (a)	3,127	3,055	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.98 - $4.13	$3.45
Total	$32,598	$73,984

(a)	Includes swaps and physical and financial contracts.

(b)	Electricity and natural gas price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

The following table shows the changes in fair value for our risk management activities’ assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
Commodity Contracts	2015	2014
Net derivative balance at beginning of period	$(41,386)	$(49,165)
Total net gains (losses) realized/unrealized:
Included in earnings	—	102
Included in OCI	(452)	(239)
Deferred as a regulatory asset or liability	(4,009)	(482)
Settlements	14,809	12,080
Transfers into Level 3 from Level 2	(6,256)	(2,090)
Transfers from Level 3 into Level 2	4,315	(1,592)
Net derivative balance at end of period	$(32,979)	$(41,386)
Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—

Amounts included in earnings are recorded in either operating revenues or fuel and purchased power depending on the nature of the underlying contract.

Transfers reflect the fair market value at the beginning of the period and are triggered by a change in the lowest significant input as of the end of the period.  We had no significant Level 1 transfers to or from any

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

14.    Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for continuing operations attributable to common shareholders for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	2015	2014	2013
Net income attributable to common shareholders	$437,257	$397,595	$406,074
Weighted average common shares outstanding — basic	111,026	110,626	109,984
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	526	552	822
Weighted average common shares outstanding — diluted	111,552	111,178	110,806
Earnings per average common share attributable to common shareholders — basic	$3.94	$3.59	$3.69
Earnings per average common share attributable to common shareholders — diluted	$3.92	$3.58	$3.66

15.    Stock-Based Compensation

Pinnacle West has incentive compensation plans under which stock-based compensation is granted to officers, key-employees, and non-officer members of the Board of Directors. Awards granted under the 2012 Long-Term Incentive Plan (“2012 Plan”) may be in the form of stock grants, restricted stock units, stock units, performance shares, restricted stock, dividend equivalents, performance share units, performance cash, incentive and non-qualified stock options, and stock appreciation rights.  The 2012 Plan authorizes up to 4.6 million common shares to be available for grant.  As of December 31, 2015, 2.8 million common shares were available for issuance under the 2012 Plan. During 2015, 2014, and 2013, the Company has granted awards in the form of restricted stock units, stock units, stock grants, and performance shares. The Company has not granted stock options since 2004 and has no stock options outstanding. Awards granted from 2007 to 2011 were issued under the 2007 Long-Term Incentive Plan (“2007 Plan”), and no new awards may be granted under the 2007 Plan.

Stock-Based Compensation Expense and Activity

Compensation cost included in net income for stock-based compensation plans was $19 million in 2015, $33 million in 2014, and $25 million in 2013.  The compensation cost capitalized is immaterial for all years.  Income tax benefits related to stock-based compensation arrangements were $7 million in 2015, $13 million in 2014, and $10 million in 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, there were approximately $14 million of unrecognized compensation costs related to nonvested stock-based compensation arrangements.  These costs are expected to be recognized over a weighted-average period of 2 years.  The total fair value of shares vested was $21 million in 2015, $20 million in 2014 and $20 million in 2013.

The following table is a summary of awards granted and the weighted-average fair value for the three years ended 2015, 2014 and 2013.

	Restricted Stock Units, Stock Grants, and Stock Units (a)			Performance Shares (b)
	2015	2014	2013	2015	2014	2013
Units granted	152,651	179,291	182,240	151,430	166,244	176,332
Weighted-average grant date fair value	$64.12	$54.89	$55.14	$64.97	$54.86	$55.45

(a)	Units granted includes awards that will be cash settled of 45,104 in 2015, 49,018 in 2014, and 52,620 in 2013.

(b)	Reflects the target payout level.

The following table is a summary of the status of non-vested awards as of December 31, 2015 and changes during the year.

	Restricted Stock Units, Stock Grants, and Stock Units			Performance Shares
	Shares		Weighted-Average Grant Date Fair Value	Shares (b)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	480,933	(a)	$51.27	324,230	$54.92
Granted	152,651		64.12	151,430	64.97
Change in performance factor	—		—	40,496	54.98
Vested	(198,424)		49.20	(202,480)	54.98
Forfeited	(6,873)		56.78	(7,844)	57.89
Nonvested at December 31, 2015	428,287		56.69	305,832	59.78
Vested Awards Outstanding at December 31, 2015	106,712			202,480

(a)	Includes 127,634 of awards that will be cash settled and 353,299 of awards that will be settled in shares.

(b)
Nonvested performance shares are reflected at target payout level.  The increase or decrease in the number of shares from the target level to the estimated actual payout level is included in the increase for performance factor amounts in the year the award vests.

Share-based liabilities paid relating to restricted stock unit awards was $10 million, $9 million and $10 million in 2015, 2014 and 2013, respectively. This includes cash used to settle restricted stock units of $3 million, $3 million and $4 million in 2015, 2014 and 2013, respectively. Share-based liabilities paid relating to performance share awards was $16 million, $12 million and $15 million in 2015, 2014 and 2013, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units, Stock Grants, and Stock Units

Restricted stock units have been granted to officers and key employees.  Restricted stock units typically vest and settle in equal annual installments over a 4-year period after the grant date.  Vesting is typically dependent upon continuous service during the vesting period; however, awards granted to retirement-eligible employees will vest upon the employee's retirement. Awardees elect to receive payment in either 100% stock, or 50% in cash and 50% in stock. Restricted stock unit awards typically include a dividend equivalent feature. This feature allows each award to accrue dividend rights, equal to the amount of dividends that they would have received had they directly owned stock, equal to the number of vested restricted stock units from the date of grant to the date of payment plus interest compounded quarterly. If the award is forfeited the employee is not entitled to the dividends on those shares.

In December 2012, a retention award of 50,617 restricted stock units was granted to the Chairman of the Board, President, and Chief Executive Officer of Pinnacle West.  This award will vest and will be paid in shares of common stock on December 31, 2016, provided that he remains employed with the Company until the vesting date.  The award can be increased up to an additional 33,745 restricted stock units payable in stock if certain performance requirements are met.

Restricted stock unit awards are accounted for as liability awards, with compensation cost initially calculated on the date of grant using the Company’s closing stock price, and remeasured at each balance sheet date.

Stock grants are issued to non-officer members of the Board of Directors. They may elect to receive the stock grant, or to defer receipt until a later date and receive stock units in lieu of the stock grant.  The members of the Board of Directors who elect to defer may elect to receive payment in either 100% stock, or 50% in cash and 50% in stock.  The stock units accrue dividend rights, equal to the amount of dividends the Directors would have received had they directly owned stock equal to the number of vested restricted stock units or stock units from the date of grant to the date of payment plus interest compounded quarterly.  The dividends and interest are paid, based on the Director’s election, in either stock, or 50% in cash and 50% in stock.

Performance Share Awards

Performance share awards have been granted to officers and key employees.  Performance share awards contain two performance element criteria that affect the number of shares received after the end of a three-year performance period if performance criteria conditions are met. The performance share grant criteria is based 50% upon the percentile ranking of Pinnacle West’s total shareholder return at the end of the three-year performance period, as compared with the total shareholder return of all relevant companies in a specified utility index and the other 50% is based upon six non-financial separate performance metrics.  The exact number of shares issued will vary from 0% to 200% of the target award.  Shares received include dividend rights paid in stock equal to the amount of dividends that they would have received had they directly owned stock, equal to the number of vested performance shares from the date of grant to the date of payment plus interest compounded quarterly. If the award is forfeited or if the performance criteria are not achieved the employee is not entitled to the dividends on those shares.

Performance share awards are accounted for as liability awards, with compensation cost initially calculated on the date of grant using the Company’s closing stock price, and remeasured at each balance sheet date.  Management evaluates the probability of meeting the performance criteria at each balance sheet date.  If

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance criteria are not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2015, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	2,487	GWh
Gas	182	Billion cubic feet

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Financial Statement	Year Ended December 31,
Commodity Contracts	Location	2015	2014	2013
Loss Recognized in OCI on Derivative Instruments (Effective Portion)	OCI — derivative instruments	$(615)	$(372)	$(353)
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	(5,988)	(21,415)	(44,219)
Gain Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Fuel and purchased power (b)	—	—	—

(a)	During the years ended December 31, 2015, 2014, and 2013, we had no losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)	Amounts are before the effect of PSA deferrals.

During the next twelve months, we estimate that a net loss of $4 million before income taxes will be reclassified from accumulated OCI as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, most of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Financial Statement	Year Ended December 31,
Commodity Contracts	Location	2015	2014	2013
Net Gain Recognized in Income	Operating revenues	$574	$324	$289
Net Loss Recognized in Income	Fuel and purchased power (a)	(108,973)	(66,367)	(10,449)
Total		$(108,399)	$(66,043)	$(10,160)

(a)	Amounts are before the effect of PSA deferrals.

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

The significant majority of our derivative instruments are not currently designated as hedging instruments.  The Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, include gross liabilities of $3 million and $4 million, respectively, of derivative instruments designated as hedging instruments.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of December 31, 2015 and 2014.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Consolidated Balance Sheets.

As of December 31, 2015: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current assets	$37,396	$(22,163)	$15,233	$672	$15,905
Investments and other assets	15,960	(3,854)	12,106	—	12,106
Total assets	53,356	(26,017)	27,339	672	28,011

Current liabilities	(113,560)	40,223	(73,337)	(4,379)	(77,716)
Deferred credits and other	(93,827)	3,854	(89,973)	—	(89,973)
Total liabilities	(207,387)	44,077	(163,310)	(4,379)	(167,689)
Total	$(154,031)	$18,060	$(135,971)	$(3,707)	$(139,678)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	Includes cash collateral provided to counterparties of $18,060.

(c)
Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $4,379, and cash margin provided to counterparties of $672.

As of December 31, 2014: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current assets	$28,557	$(15,127)	$13,430	$355	$13,785
Investments and other assets	24,810	(7,190)	17,620	—	17,620
Total assets	53,367	(22,317)	31,050	355	31,405

Current liabilities	(86,055)	33,829	(52,226)	(7,443)	(59,669)
Deferred credits and other	(82,990)	32,388	(50,602)	—	(50,602)
Total liabilities	(169,045)	66,217	(102,828)	(7,443)	(110,271)
Total	$(115,678)	$43,900	$(71,778)	$(7,088)	$(78,866)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	Includes cash collateral provided to counterparties of $43,900.

(c)
Represents cash collateral and margin that is not subject to offsetting.  Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $7,443, and cash margin provided to counterparties of $355.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties.  We have risk management contracts with many counterparties, including one counterparty for which our exposure represents approximately 87% of Pinnacle West’s $28 million of risk management assets as of December 31, 2015.  This exposure relates to a long-term traditional wholesale contract with a counterparty that has a high credit quality.  Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period.  Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at December 31, 2015 (dollars in thousands):

December 31, 2015
Aggregate fair value of derivative instruments in a net liability position	$207,387
Cash collateral posted	18,060
Additional cash collateral in the event credit-risk related contingent features were fully triggered (a)	112,301

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $161 million if our debt credit ratings were to fall below investment grade.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Other Income and Other Expense

The following table provides detail of Pinnacle West's Consolidated other income and other expense for 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Other income:
Interest income	$493	$1,010	$1,629
Debt return on the purchase of Four Corners units 4 & 5	—	8,386	—
Miscellaneous	128	212	75
Total other income	$621	$9,608	$1,704
Other expense:
Non-operating costs	$(11,292)	$(9,657)	$(8,207)
Investment loss — net	(2,080)	(9,426)	(3,711)
Miscellaneous	(4,451)	(2,663)	(4,106)
Total other expense	$(17,823)	$(21,746)	$(16,024)

Other Income and Other Expense - APS

The following table provides detail of APS’s other income and other expense for 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Other income:
Interest income	$163	$689	$1,234
Debt return on the purchase of Four Corners units 4 & 5	—	8,386	—
Gain on disposition of property	716	1,197	1,024
Miscellaneous	1,955	1,023	1,638
Total other income	$2,834	$11,295	$3,896
Other expense:
Non-operating costs (a)	$(11,648)	$(10,397)	$(9,626)
Loss on disposition of property	(2,219)	(615)	(4,992)
Miscellaneous	(5,152)	(2,391)	(5,831)
Total other expense	$(19,019)	$(13,403)	$(20,449)

(a)As defined by FERC, includes non-operating utility income and expense (items excluded from utility rate recovery).

18.    Palo Verde Sale Leaseback Variable Interest Entities

In 1986, APS entered into agreements with three separate VIE lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities.  The original lease was scheduled to end on December 31, 2015; however, the lease agreements include fixed rate renewal options which APS exercised on July 7, 2014.  As a result, APS will retain the assets through 2023 under one lease and 2033 under the other two leases. APS will be required to make payments relating to these leases of approximately $23 million annually for the period 2016 through 2023, and about $16 million annually for the period 2024 through

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2033. At the end of the lease renewal periods, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to two years, or return the assets to the lessors.

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation and interest expense, resulting in an increase in net income for 2015, 2014 and 2013 of $19 million, $26 million and $34 million, respectively, entirely attributable to the noncontrolling interests.  The income attributable to the noncontrolling interests decreased in 2015 and 2014 compared with the prior year because of lower rent income resulting from the lease extensions.

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

Our Consolidated Balance Sheets at December 31, 2015 and December 31, 2014 include the following amounts relating to the VIEs (dollars in thousands):

	December 31, 2015	December 31, 2014
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$117,385	$121,255
Current maturities of long-term debt	—	13,420
Equity-Noncontrolling interests	135,540	151,609

Assets of the VIEs are restricted and may only be used for payment to the noncontrolling interest holders.  Other than the VIEs’ assets reported on our consolidated financial statements, the creditors of the VIEs have no other recourse to the assets of APS or Pinnacle West, except in certain circumstances, such as a default by APS under the lease.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider reasonably likely to occur.  Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS could be required to make specified payments to the VIEs’ noncontrolling equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event were to occur during the lease extension period, APS may be required to pay the noncontrolling equity participants approximately $288 million beginning in 2016, and up to $465 million over the lease extension term.

For regulatory ratemaking purposes, the agreements continue to be treated as operating leases and, as a result, we have recorded a regulatory asset relating to the arrangements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Nuclear Decommissioning Trusts

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust funds at their fair value on our Consolidated Balance Sheets.  See Note 13 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have deferred realized and unrealized gains and losses (including other-than-temporary impairments on investment securities) in other regulatory liabilities.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at December 31, 2015 and December 31, 2014 (dollars in thousands):

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2015
Equity securities	$314,957	$157,098	$(115)
Fixed income securities	420,574	11,955	(2,645)
Net payables (a)	(335)	—	—
Total	$735,196	$169,053	$(2,760)

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2014
Equity securities	$309,620	$159,274	$(15)
Fixed income securities	411,491	17,260	(1,073)
Net payables (a)	(7,245)	—	—
Total	$713,866	$176,534	$(1,088)

(a)	Net payables relate to pending purchases and sales of securities.

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Realized gains	$5,189	$4,725	$5,459
Realized losses	(6,225)	(4,525)	(6,706)
Proceeds from the sale of securities (a)	478,813	356,195	446,025

(a)	Proceeds are reinvested in the trust.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of fixed income securities, summarized by contractual maturities, at December 31, 2015 is as follows (dollars in thousands):

Fair Value
Less than one year	$14,001
1 year – 5 years	117,356
5 years – 10 years	114,769
Greater than 10 years	174,448
Total	$420,574

20.    Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$(68,141)	$(78,053)
Derivative Instruments
OCI (loss) before reclassifications	(957)	(810)
Amounts reclassified from accumulated other comprehensive loss (a)	4,187	13,483
Net current period OCI (loss)	3,230	12,673
Pension and Other Postretirement Benefits
OCI (loss) before reclassifications	16,980	(5,419)
Amounts reclassified from accumulated other comprehensive loss (b)	3,183	2,658
Net current period OCI (loss)	20,163	(2,761)
Balance at end of period	$(44,748)	$(68,141)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 16.

(b)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 7.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accumulated Other Comprehensive Loss - APS

The following table shows the changes in APS's accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$(48,333)	$(53,372)
Derivative Instruments
OCI (loss) before reclassifications	(957)	(809)
Amounts reclassified from accumulated other comprehensive loss (a)	4,187	13,483
Net current period OCI (loss)	3,230	12,674
Pension and Other Postretirement Benefits
OCI (loss) before reclassifications	14,726	(10,415)
Amounts reclassified from accumulated other comprehensive loss (b)	3,280	2,780
Net current period OCI (loss)	18,006	(7,635)
Balance at end of period	$(27,097)	$(48,333)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 16.

(b)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 7.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating revenues	$550	$642	$799
Operating expenses	12,733	23,507	24,930
Operating loss	(12,183)	(22,865)	(24,131)
Other
Equity in earnings of subsidiaries	446,508	411,528	420,926
Other expense	(3,302)	(3,276)	(1,999)
Total	443,206	408,252	418,927
Interest expense	2,672	3,663	3,226
Income before income taxes	428,351	381,724	391,570
Income tax benefit	(8,906)	(15,871)	(14,504)
Net income attributable to common shareholders	437,257	397,595	406,074
Other comprehensive income — attributable to common shareholders	23,393	9,912	35,955
Total comprehensive income — attributable to common shareholders	$460,650	$407,507	$442,029

See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$17,432	$3,088
Accounts receivable	93,093	99,958
Current deferred income taxes	—	66,979
Income tax receivable	14,895	7,329
Other current assets	197	124
Total current assets	125,617	177,478
Investments and other assets
Investments in subsidiaries	4,815,236	4,630,570
Deferred income taxes	41,065	—
Other assets	43,422	43,051
Total investments and other assets	4,899,723	4,673,621
Total Assets	$5,025,340	$4,851,099
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,901	$5,250
Accrued taxes	6,904	12,220
Common dividends payable	69,363	65,790
Other current liabilities	33,120	38,992
Total current liabilities	115,288	122,252
Long-term debt less current maturities	125,000	125,000
Deferred credits and other
Deferred income taxes	—	12,055
Pension liabilities	21,933	29,228
Other	43,662	43,462
Total deferred credits and other	65,595	84,745
Common stock equity
Common stock	2,535,862	2,509,569
Accumulated other comprehensive loss	(44,748)	(68,141)
Retained earnings	2,092,803	1,926,065
Total Pinnacle West Shareholders’ equity	4,583,917	4,367,493
Noncontrolling interests	135,540	151,609
Total Equity	4,719,457	4,519,102
Total Liabilities and Equity	$5,025,340	$4,851,099

See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$437,257	$397,595	$406,074
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries — net	(446,508)	(411,528)	(420,926)
Depreciation and amortization	92	94	95
Deferred income taxes	12,967	4,406	(28,806)
Accounts receivable	11,336	(22,945)	21,671
Accounts payable	637	2,017	(2,449)
Accrued taxes and income tax receivables — net	(12,882)	(1,795)	1,402
Dividends received from subsidiaries	266,900	253,600	242,100
Other	(6,995)	18,432	(15,065)
Net cash flow provided by operating activities	262,804	239,876	204,096
Cash flows from investing activities
Construction work in progress	(3,462)	—	—
Investments in subsidiaries	(3,491)	(10,236)	(3,400)
Repayments of loans from subsidiaries	157	322	2,149
Advances of loans to subsidiaries	(1,010)	(1,450)	(2,099)
Net cash flow used for investing activities	(7,806)	(11,364)	(3,350)
Cash flows from financing activities
Issuance of long-term debt	—	125,000	—
Dividends paid on common stock	(260,027)	(246,671)	(235,244)
Repayment of long-term debt	—	(125,000)	—
Common stock equity issuance	19,373	15,288	17,319
Other	—	161	298
Net cash flow used for financing activities	(240,654)	(231,222)	(217,627)
Net increase (decrease) in cash and cash equivalents	14,344	(2,710)	(16,881)
Cash and cash equivalents at beginning of year	3,088	5,798	22,679
Cash and cash equivalents at end of year	$17,432	$3,088	$5,798

See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
SCHEDULE II — RESERVE FOR UNCOLLECTIBLES
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of period
Reserve for uncollectibles:
2015	$3,094	$4,073	$—	$4,042	$3,125
2014	3,203	3,942	—	4,051	3,094
2013	3,340	4,923	—	5,060	3,203

ARIZONA PUBLIC SERVICE COMPANY
SCHEDULE II — RESERVE FOR UNCOLLECTIBLES
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of period
Reserve for uncollectibles:
2015	$3,094	$4,073	$—	$4,042	$3,125
2014	3,203	3,942	—	4,051	3,094
2013	3,340	4,923	—	5,060	3,203

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of December 31, 2015.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’s disclosure controls and procedures as of December 31, 2015.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

(b)Management’s Annual Reports on Internal Control Over Financial Reporting

Reference is made to “Management’s Report on Internal Control over Financial Reporting (Pinnacle West Capital Corporation)” on page 74 of this report and “Management’s Report on Internal Control over Financial Reporting (Arizona Public Service Company)” on page 83 of this report.

(c)Attestation Reports of the Registered Public Accounting Firm

Reference is made to “Report of Independent Registered Public Accounting Firm” on page 75 of this report and “Report of Independent Registered Public Accounting Firm” on page 84 of this report on the internal control over financial reporting of Pinnacle West and APS, respectively.

(d)Changes In Internal Control Over Financial Reporting

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS
AND CORPORATE GOVERNANCE OF PINNACLE WEST

Reference is hereby made to “Information About Our Board and Corporate Governance,” “Proposal 1 — Election of Directors” and to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Pinnacle West Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2016 (the “2016 Proxy Statement”) and to the “Executive Officers of Pinnacle West” section in Part I of this report.

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

ITEM 11.  EXECUTIVE COMPENSATION

Reference is hereby made to “Directors’ Compensation,” “Report of the Human Resources Committee,” “Executive Compensation,” and “Human Resources Committee Interlocks and Insider Participation” in the 2016 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Reference is hereby made to “Ownership of Pinnacle West Stock” in the 2016 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2015 with respect to the 2012 Plan and the 2007 Plan, under which our equity securities are outstanding or currently authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,611,402	—	2,763,056
Equity compensation plans not approved by security holders	—	—	-
Total	1,611,402	—	2,763,056

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
(c)                                  Awards under the 2012 Plan can take the form of options, stock appreciation rights, restricted stock, performance shares, performance share units, performance cash, stock grants, stock units, dividend equivalents, and restricted stock units.  Additional shares cannot be awarded under the 2007 Plan.  However, if an award under the 2012 Plan is forfeited, terminated or canceled or expires, the shares subject to such award, to the extent of the forfeiture, termination, cancellation or expiration, may be added back to the shares available for issuance under the 2012 Plan.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is hereby made to “Information About Our Board and Corporate Governance” and “Related Party Transactions” in the 2016 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT
FEES AND SERVICES

Pinnacle West

Reference is hereby made to “Accounting and Auditing Matters — Audit Fees and — Pre-Approval Policies” in the 2016 Proxy Statement.

APS

The following fees were paid to APS’s independent registered public accountants, Deloitte & Touche LLP, for the last two fiscal years:

Type of Service	2014	2015
Audit Fees (1)	$2,062,685	$2,014,747
Audit-Related Fees (2)	212,600	233,555
Tax Fees (3)	8,857	—
All Other Fees (4)	—	10,000

(1)     The aggregate fees billed for services rendered for the audit of annual financial statements and for review of financial statements included in Reports on Form 10-Q.
(2)     The aggregate fees billed for assurance services that are reasonably related to the performance of the audit or review of the financial statements that are not included in Audit Fees reported above, which primarily consist of fees for employee benefit plan audits performed in 2015 and 2014.
(3)    The aggregate fees billed primarily related to tax compliance and tax planning.
(4)    The aggregate fees billed for advice relating to the development of a statement of work for the Company's system integrator for its new Customer Information System.

Pinnacle West’s Audit Committee pre-approves each audit service and non-audit service to be provided by APS’s registered public accounting firm.  The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit and non-audit services to be performed by the independent public accountants if the services are not expected to cost more than $50,000.  The Chair must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.  All of the services performed by Deloitte & Touche LLP for APS in 2015 were pre-approved by the Audit Committee or the Chair of the Audit Committee consistent with the pre-approval policy.

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

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed

3.1	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962	8/7/2008

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of May 19, 2010	3.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8/3/2010

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form 18 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9/29/1993

3.3.1	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2012

3.4	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K, File No. 1-4473	2/20/2009

4.1	Pinnacle West	Specimen Certificate of Pinnacle West Capital Corporation Common Stock, no par value	4.1 to Pinnacle West June 28, 2011 Form 8-K Report, File No. 1-8962	6/28/2011

4.2	Pinnacle West APS	Indenture dated as of January 1, 1995 among APS and The Bank of New York Mellon, as Trustee	4.6 to APS’s Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1/11/1995

4.2a	Pinnacle West APS	First Supplemental Indenture dated as of January 1, 1995	4.4 to APS’s Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1/11/1995

4.3	Pinnacle West APS	Indenture dated as of November 15, 1996 between APS and The Bank of New York, as Trustee	4.5 to APS’s Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333- 15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11/22/1996

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
4.3a	Pinnacle West APS	First Supplemental Indenture dated as of November 15, 1996	4.6 to APS’s Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333-15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11/22/1996

4.3b	Pinnacle West APS	Second Supplemental Indenture dated as of April 1, 1997	4.10 to APS’s Registration Statement Nos. 33-55473, 33-64455 and 333-15379 by means of April 7, 1997 Form 8-K Report, File No. 1-4473	4/9/1997

4.3c	Pinnacle West APS	Third Supplemental Indenture dated as of November 1, 2002	10.2 to Pinnacle West’s March 31, 2003 Form 10-Q Report, File No. 1-8962	5/15/2003

4.4	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Senior Unsecured Debt Securities	4.1 to Pinnacle West’s Registration Statement No. 333-52476	12/21/2000

4.5	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Subordinated Unsecured Debt Securities	4.2 to Pinnacle West’s Registration Statement No. 333-52476	12/21/2000

4.6	Pinnacle West APS	Indenture dated as of January 15, 1998 between APS and The Bank of New York Mellon Trust Company N.A. (successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee	4.10 to APS’s Registration Statement Nos. 333-15379 and 333-27551 by means of January 13, 1998 Form 8-K Report, File No. 1-4473	1/16/1998

4.6a	Pinnacle West APS	Seventh Supplemental Indenture dated as of May 1, 2003	4.1 to APS’s Registration Statement No. 333-90824 by means of May 7, 2003 Form 8-K Report, File No. 1-4473	5/9/2003

4.6b	Pinnacle West APS	Eighth Supplemental Indenture dated as of June 15, 2004	4.1 to APS’s Registration Statement No. 333-106772 by means of June 24, 2004 Form 8-K Report, File No. 1-4473	6/28/2004

4.6c	Pinnacle West APS	Ninth Supplemental Indenture dated as of August 15, 2005	4.1 to APS’s Registration Statements Nos. 333-106772 and 333-121512 by means of August 17, 2005 Form 8-K Report, File No. 1-4473	8/22/2005

4.6d	APS	Tenth Supplemental Indenture dated as of August 1, 2006	4.1 to APS’s July 31, 2006 Form 8-K Report, File No. 1-4473	8/3/2006

4.6e	Pinnacle West APS	Eleventh Supplemental Indenture dated as of February 26, 2009	4.6e to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6f	Pinnacle West APS	Twelfth Supplemental Indenture dated as of August 25, 2011	4.6f to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6g	Pinnacle West APS	Thirteenth Supplemental Indenture dated as of January 13, 2012	4.6g to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6h	Pinnacle West APS	Fourteenth Supplemental Indenture dated as of January 10, 2014	4.6h to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed

4.6i	Pinnacle West APS	Fifteenth Supplemental Indenture dated as of June 18, 2014	4.6i to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6j	Pinnacle West APS	Sixteenth Supplemental Indenture dated as of January 12, 2015	4.6j to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6k	Pinnacle West APS	Seventeenth Supplemental Indenture dated as of May 19, 2015	4.1 to Pinnacle West/APS May 14, 2015 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/19/2015

4.6l	Pinnacle West APS	Eighteenth Supplemental Indenture dated as of November 6, 2015	4.1 to Pinnacle West/APS November 3, 2015 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/6/2015

4.7	Pinnacle West	Second Amended and Restated Pinnacle West Capital Corporation Investors Advantage Plan dated as of June 23, 2004	4.4 to Pinnacle West’s June 23, 2004 Form 8-K Report, File No. 1-8962	8/9/2004

4.7a	Pinnacle West	Third Amended and Restated Pinnacle West Capital Corporation Investors Advantage Plan dated as of November 25, 2008	4.1 to Pinnacle West’s Form S-3 Registration Statement No. 333-155641, File No. 1-8962	11/25/2008

4.8	Pinnacle West	Agreement, dated March 29, 1988, relating to the filing of instruments defining the rights of holders of long-term debt not in excess of 10% of the Company’s total assets	4.1 to Pinnacle West’s 1987 Form 10-K Report, File No. 1-8962	3/30/1988

4.8a	Pinnacle West APS	Agreement, dated March 21, 1994, relating to the filing of instruments defining the rights of holders of APS long-term debt not in excess of 10% of APS’s total assets	4.1 to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

10.1.1	Pinnacle West APS	Two separate Decommissioning Trust Agreements (relating to PVNGS Units 1 and 3, respectively), each dated July 1, 1991, between APS and Mellon Bank, N.A., as Decommissioning Trustee	10.2 to APS’s September 30, 1991 Form 10-Q Report, File No. 1-4473	11/14/1991

10.1.1a	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVNGS Unit 1), dated as of December 1, 1994	10.1 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1.1b	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVNGS Unit 3), dated as of December 1, 1994	10.2 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1.1c	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVNGS Unit 1) dated as of July 1, 1991	10.4 to APS’s 1996 Form 10-K Report , File No. 1-4473	3/28/1997

10.1.1d	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVNGS Unit 3) dated as of July 1, 1991	10.6 to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.1.1e	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVNGS Unit 1), dated as of March 18, 2002	10.2 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1.1f	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVNGS Unit 3), dated as of March 18, 2002	10.4 to Pinnacle West’s March 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1.1g	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVNGS Unit 1), dated as of December 19, 2003	10.3 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1.1h	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVNGS Unit 3), dated as of December 19, 2003	10.5 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1.1i	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVNGS Unit 1), dated as of May 1, 2007	10.1 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/9/2007

10.1.1j	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVNGS Unit 3), dated as of May 1, 2007	10.2 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 104473	5/9/2007

10.1.2	Pinnacle West APS
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
			10.1 to Pinnacle West’s 1991 Form 10-K Report, File No. 1-8962	3/26/1992

10.1.2a	Pinnacle West APS	First Amendment to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of November 1, 1992	10.2 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

10.1.2b	Pinnacle West APS	Amendment No. 2 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of November 1, 1994	10.3 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1.2c	Pinnacle West APS	Amendment No. 3 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of June 20, 1996	10.1 to APS’s June 30, 1996 Form 10-Q Report, File No. 1-4473	8/9/1996

10.1.2d	Pinnacle West APS	Amendment No. 4 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2) dated as of December 16, 1996	APS 10.5 to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.1.2e	Pinnacle West APS	Amendment No. 5 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of June 30, 2000	10.1 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1.2f	Pinnacle West APS	Amendment No. 6 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of March 18, 2002	10.3 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1.2g	Pinnacle West APS	Amendment No. 7 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of December 19, 2003	10.4 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1.2h	Pinnacle West APS	Amendment No. 8 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of April 1, 2007	10.1.2h to Pinnacle West’s 2007 Form 10-K Report, File No. 1-8962	2/27/2008

10.2.1[b]	Pinnacle West APS
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
			10.64 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.2.5[b]	Pinnacle West APS	Deferred Compensation Plan of 2005 for Employees of Pinnacle West Capital Corporation and Affiliates (as amended and restated effective January 1, 2016)

10.3.1[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplement Excess Benefit Retirement Plan, amended and restated as of January 1, 2003	10.7A to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.3.1ab	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, as amended and restated, dated December 18, 2003	10.48b to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.3.2[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)

10.4.1[b]	APS	Letter Agreement dated December 20, 2006 between APS and Randall K. Edington	10.78 to Pinnacle West/APS 2006 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/28/2007

10.4.2[b]	APS	Letter Agreement dated July 22, 2008 between APS and Randall K. Edington	10.3 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-4473	8/7/2008

10.4.3[b]	Pinnacle West APS	Letter Agreement dated June 17, 2008 between Pinnacle West/APS and James R. Hatfield	10.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/7/2008

10.4.4[b]	APS	Supplemental Agreement dated December 26, 2008 between APS and Randall K. Edington	10.4.10 to Pinnacle West/APS 2008 Form 10-K Report, File No. 1-4473	2/20/2009

10.4.5[b]	APS	Description of 2010 Palo Verde Specific Compensation Opportunity for Randall K. Edington	10.4.13 to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2010

10.4.6[b]	Pinnacle West	Letter Agreement dated May 21, 2009, between Pinnacle West and David P. Falck	10.4 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File No. 1-8962	5/6/2010

10.4.7[b]	APS	Supplemental Agreement dated June 19, 2012 between APS and Randall K. Edington	10.1 to Pinnacle West/APS June 30, 2012 Form 10-Q Report File Nos. 1-8962 and 1-4473	8/2/2012

10.4.8[b]	APS	Description of 2016 Palo Verde Specific Compensation Opportunity for Randall K. Edington	Pinnacle West/APS December 15, 2015 Form 8-K Report, File No. 1-4473	12/21/2015

10.4.9[b]	APS	Supplemental Agreement dated December 14, 2014 between APS and Randall K. Edington	10.4.9 to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

10.5.1bd	Pinnacle West APS	Key Executive Employment and Severance Agreement between Pinnacle West and certain executive officers of Pinnacle West and its subsidiaries	10.77 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.5.1abd	Pinnacle West APS	Form of Amended and Restated Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.4 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11/6/2007

10.5.2bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.3 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11/6/2007

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.5.3bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.5.3 to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2010

10.5.4bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.5.4 to Pinnacle West/APS 2012 Form 10-K, File Nos. 1-8962 and 1-4473	2/22/2013

10.6.1[b]	Pinnacle West	Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	Appendix B to the Proxy Statement for Pinnacle West’s 2007 Annual Meeting of Shareholders, File No. 1-8962	4/20/2007

10.6.1ab	Pinnacle West	First Amendment to the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS April 18, 2007 Form 8-K Report, File No. 1-8962	4/20/2007

10.6.1bbd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.3 to Pinnacle West/APS March 31, 2009 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/5/2009

10.6.1cbd	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8/3/2010

10.6.1dbd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8/3/2010

10.6.1ebd	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.4 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6.1fbd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.5 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6.1gbd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan (Supplemental 2010 Award)	10.6 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6.2[b]	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.1 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File No. 1-8962	11/6/2007

10.6.3[b]	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.2 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962	8/7/2008

10.6.4bd	Pinnacle West APS	Summary of 2016 CEO Variable Incentive Plan and Officer Variable Incentive Plan

10.6.5	Pinnacle West	Description of Restricted Stock Unit Grant to Donald E. Brandt	Pinnacle West/APS December 24, 2012 Form 8-K Report, File No. 1-8962	12/26/2012

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.6.6[b]	Pinnacle West APS	Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2012 Annual Meeting of Shareholders, File No. 1-8962	3/29/2012

10.6.6abd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.1 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6.6bbd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.2 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6.6cbd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.8c to Pinnacle West/APS 2013 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2014

10.6.6dbd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.8d to Pinnacle West/APS 2013 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2014
10.6.6ebd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan

10.6.6fbd	Pinnacle West	Master Amendment to Performance Share Agreements	10.3 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6.6gbd	Pinnacle West	Master Amendment to Restricted Stock Unit Agreements	10.4 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.7.1	Pinnacle West APS	Indenture of Lease with Navajo Tribe of Indians, Four Corners Plant	5.01 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7.1a	Pinnacle West APS	Supplemental and Additional Indenture of Lease, including amendments and supplements to original lease with Navajo Tribe of Indians, Four Corners Plant	5.02 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7.1b	Pinnacle West APS	Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease Four Corners, dated April 25, 1985	10.36 to Pinnacle West’s Registration Statement on Form 8-B Report, File No. 1-8962	7/25/1985

10.7.1c	Pinnacle West APS	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4/29/2011

10.7.1d	Pinnacle West APS	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4/29/2011

10.7.2	Pinnacle West APS	Application and Grant of multi-party rights-of-way and easements, Four Corners Plant Site	5.04 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.7.2a	Pinnacle West APS	Application and Amendment No. 1 to Grant of multi-party rights-of-way and easements, Four Corners Site dated April 25, 1985	10.37 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7/25/1985

10.7.3	Pinnacle West APS	Application and Grant of APS rights- of-way and easements, Four Corners Site	5.05 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7.3a	Pinnacle West APS	Application and Amendment No. 1 to Grant of APS rights-of-way and easements, Four Corners Site dated April 25, 1985	10.38 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7/25/1985

10.7.4a	Pinnacle West APS	Four Corners Project Co-Tenancy Agreement Amendment No. 6	10.7 to Pinnacle West’s 2000 Form 10-K Report, File No. 1-8962	3/14/2001

10.7.4b	Pinnacle West APS
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
			10.2 to Pinnacle West/APS March 31, 2014 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/2/2014

10.10.1	Pinnacle West APS	Asset Purchase and Power Exchange Agreement dated September 21, 1990 between APS and PacifiCorp, as amended as of October 11, 1990 and as of July 18, 1991	10.1 to APS’s June 30, 1991 Form 10-Q Report, File No. 1-4473	8/8/1991

10.10.2	Pinnacle West APS	Long-Term Power Transaction Agreement dated September 21, 1990 between APS and PacifiCorp, as amended as of October 11, 1990, and as of July 8, 1991	10.2 to APS’s June 30, 1991 Form 10-Q Report, File No. 1-4473	8/8/1991

10.10.2a	Pinnacle West APS	Amendment No. 1 dated April 5, 1995 to the Long-Term Power Transaction Agreement and Asset Purchase and Power Exchange Agreement between PacifiCorp and APS	10.3 to APS’s 1995 Form 10-K Report, File No. 1-4473	3/29/1996

10.10.3	Pinnacle West APS	Restated Transmission Agreement between PacifiCorp and APS dated April 5, 1995	10.4 to APS’s 1995 Form 10-K Report, File No. 1-4473	3/29/1996

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.10.4	Pinnacle West APS	Contract among PacifiCorp, APS and DOE Western Area Power Administration, Salt Lake Area Integrated Projects for Firm Transmission Service dated May 5, 1995	10.5 to APS’s 1995 Form 10-K Report, File No. 1-4473	3/29/1996

10.10.5	Pinnacle West APS	Reciprocal Transmission Service Agreement between APS and PacifiCorp dated as of March 2, 1994	10.6 to APS’s 1995 Form 10-K Report, File No. 1-4473	3/29/1996

10.11.1	Pinnacle West APS	Five-Year Credit Agreement dated as of May 9, 2014, among APS, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto	10.3 to Pinnacle West/APS June 30, 2014 Form 10-Q Report, File Nos. 1-8962 and 1-4473	7/31/2014

10.11.2	Pinnacle West
Term Loan Agreement dated as of December 31, 2014 among Pinnacle West, as Borrower,  JPMorgan Chase Bank, N.A., as Agent, U.S. Bank Association, as Syndication Agent, TD Bank, N.A., The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, and such institutions compromising the lenders party thereto
			10.11.2 to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

10.11.3	Pinnacle West	Five-Year Credit Agreement, dated as of May 9, 2014, among Pinnacle West, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto	10.4 to Pinnacle West/APS June 30, 2014 Form 10-Q Report, File Nos. 1-8962 and 1-4473	7/31/2014

10.11.4	Pinnacle West APS	Reimbursement Agreement among APS, the Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, dated as of April 16, 2010	10.2 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/6/2010

10.11.4a	Pinnacle West APS	Amendment No. 1 to the Reimbursement Agreement among APS, the Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, dated December 22, 2011	10.11.5a to Pinnacle West/APS 2011 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2012

10.11.5	Pinnacle West APS	Reimbursement Agreement among APS, the Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, dated as of April 16, 2010	10.3 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/6/2010

10.11.5a	Pinnacle West APS	Amendment No. 1 to the Reimbursement Agreement among APS, the Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, dated December 22, 2011	10.11.6a to Pinnacle West/APS 2011 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2012

10.11.6	APS	Five-Year Credit Agreement dated as of September 2, 2015 among APS, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto	10.1 to Pinnacle West/APS September 30, 2015 Form 10-Q Report, File Nos. 1-8962 and 1-4473	10/30/2015

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.11.7	APS
Term Loan Agreement dated as of June 26, 2015 among APS, as Borrower, Toronto Dominion (Texas) LLC, as Agent, Citibank, N.A., as Syndication Agent, and such institutions compromising the lenders party thereto
			10.1 to Pinnacle West/APS June 30, 2015 Form 10-Q Report, File Nos. 1-8962 and 1-4473	7/30/2015

10.12.1[c]	Pinnacle West APS
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
			10.3 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

10.12.1dc	Pinnacle West APS
Amendment No. 4, dated as of September 30, 2015, to Facility Lease, dated as of August 1, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee under a Trust Agreement with Emerson Finance LLC, as Lessor, and APS, as Lessee
			10.2 to Pinnacle West/APS September 30, 2015 Form 10-Q Report, File Nos. 1-8962 and 1-4473	10/30/2015

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.12.1ec	Pinnacle West APS
Amendment No. 3, dated as of September 30, 2015, to Facility Lease, dated as of August 1, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee under a Trust Agreement with Security Pacific Capital Leasing Corporation, as Lessor, and APS, as Lessee
			10.3 to Pinnacle West/APS September 30, 2015 Form 10-Q Report, File Nos. 1-8962 and 1-4473	10/30/2015

10.12.2	Pinnacle West APS
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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Date: February 19, 2016	/s/ Donald E. Brandt
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

Signature	Title	Date

/s/ Donald E. Brandt	Principal Executive Officer	February 19, 2016
(Donald E. Brandt, Chairman	and Director
of the Board of Directors, President
and Chief Executive Officer)

/s/ James R. Hatfield	Principal Financial Officer	February 19, 2016
(James R. Hatfield,
Executive Vice President and
Chief Financial Officer)

/s/ Denise R. Danner	Principal Accounting Officer	February 19, 2016
(Denise R. Danner,
Vice President, Controller and
Chief Accounting Officer)

/s/ Denis A. Cortese	Director	February 19, 2016
(Denis A. Cortese, M.D.)

/s/ Richard P. Fox	Director	February 19, 2016
(Richard P. Fox)

/s/ Michael L. Gallagher	Director	February 19, 2016
(Michael L. Gallagher)

/s/ Roy A. Herberger, Jr.	Director	February 19, 2016
(Roy A. Herberger, Jr., Ph.D.)

/s/ Dale E. Klein	Director	February 19, 2016
(Dale E. Klein, Ph.D.)

/s/ Humberto S. Lopez	Director	February 19, 2016
(Humberto S. Lopez)

/s/ Kathryn L. Munro	Director	February 19, 2016
(Kathryn L. Munro)

/s/ Bruce J. Nordstrom	Director	February 19, 2016
(Bruce J. Nordstrom)

/s/ David P. Wagener	Director	February 19, 2016
(David P. Wagener)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Date: February 19, 2016	/s/ Donald E. Brandt
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

Signature	Title	Date

/s/ Donald E. Brandt	Principal Executive Officer	February 19, 2016
(Donald E. Brandt, Chairman	and Director
of the Board of Directors, President and
Chief Executive Officer)

/s/ James R. Hatfield	Principal Financial Officer	February 19, 2016
(James R. Hatfield,
Executive Vice President and
Chief Financial Officer)

/s/ Denise R. Danner	Principal Accounting Officer	February 19, 2016
(Denise R. Danner,
Vice President, Controller and
Chief Accounting Officer)

/s/ Denis A. Cortese	Director	February 19, 2016
(Denis A. Cortese, M.D.)

/s/ Richard P. Fox	Director	February 19, 2016
(Richard P. Fox)

/s/ Michael L. Gallagher	Director	February 19, 2016
(Michael L. Gallagher)

/s/ Roy A. Herberger, Jr.	Director	February 19, 2016
(Roy A. Herberger, Jr., Ph.D.)

/s/ Dale E. Klein	Director	February 19, 2016
(Dale E. Klein, Ph.D.)

/s/ Humberto S. Lopez	Director	February 19, 2016
(Humberto S. Lopez)

/s/ Kathryn L. Munro	Director	February 19, 2016
(Kathryn L. Munro)

/s/ Bruce J. Nordstrom	Director	February 19, 2016
(Bruce J. Nordstrom)

/s/ David P. Wagener	Director	February 19, 2016
(David P. Wagener)