Form 10-Q
period 2016-03-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2016-04-29
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

PINNACLE WEST CAPITAL CORPORATION

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

ARIZONA PUBLIC SERVICE COMPANY

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of April 22, 2016: 111,139,995
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of April 22, 2016: 71,264,947

Arizona Public Service Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

This combined Form 10-Q is separately provided by Pinnacle West Capital Corporation ("Pinnacle West") and Arizona Public Service Company ("APS").  Any use of the words "Company," "we," and "our" refer to Pinnacle West.  Each registrant is providing on its own behalf all of the information contained in this Form 10-Q that relates to such registrant and, where required, its subsidiaries.  Except as stated in the preceding sentence, neither registrant is providing any information that does not relate to such registrant, and therefore makes no representation as to any such information.  The information required with respect to each company is set forth within the applicable items.  Item 1 of this report includes Condensed Consolidated Financial Statements of Pinnacle West and Condensed Consolidated Financial Statements of APS.  Item 1 also includes Combined Notes to Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as "estimate," "predict," "may," "believe," "plan," "expect," "require," "intend," "assume" and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2015 ("2015 Form 10-K"), Part II, Item 1A of this report and in Part I, Item 2 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report, these factors include, but are not limited to:

•	our ability to manage capital expenditures and operations and maintenance costs while maintaining reliability and customer service levels;

•
variations in demand for electricity, including those due to weather, seasonality, the general economy, customer and sales growth (or decline), and the effects of energy conservation measures and distributed generation;

•	power plant and transmission system performance and outages;

•	competition in retail and wholesale power markets;

•	regulatory and judicial decisions, developments and proceedings;

•
new legislation, ballot initiatives and regulation, including those relating to environmental requirements, regulatory policy, nuclear plant operations and potential deregulation of retail electric markets;

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

These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2015 Form 10-K and in Part II, Item 1A of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015

OPERATING REVENUES	$677,167	$671,219

OPERATING EXPENSES
Fuel and purchased power	221,285	223,237
Operations and maintenance	243,195	214,944
Depreciation and amortization	119,476	120,949
Taxes other than income taxes	42,501	43,216
Other expenses	548	1,189
Total	627,005	603,535
OPERATING INCOME	50,162	67,684
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	10,516	9,224
Other income (Note 8)	117	235
Other expense (Note 8)	(4,038)	(4,286)
Total	6,595	5,173
INTEREST EXPENSE
Interest charges	50,744	48,399
Allowance for borrowed funds used during construction	(5,227)	(4,216)
Total	45,517	44,183
INCOME BEFORE INCOME TAXES	11,240	28,674
INCOME TAXES	1,914	7,947
NET INCOME	9,326	20,727
Less: Net income attributable to noncontrolling interests (Note 5)	4,873	4,605
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,453	$16,122

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	111,296	110,916
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	111,847	111,377

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$0.04	$0.15
Net income attributable to common shareholders — diluted	$0.04	$0.14

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015

NET INCOME	$9,326	$20,727

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $546 and $473	(693)	(800)
Reclassification of realized loss, net of tax (expense) benefit of ($200) and $367	1,141	1,976
Pension and other postretirement benefits activity, net of tax expense of $645 and $867	530	583
Total other comprehensive income	978	1,759

COMPREHENSIVE INCOME	10,304	22,486
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,605

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$5,431	$17,881

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,484	$39,488
Customer and other receivables	215,808	274,691
Accrued unbilled revenues	89,795	96,240
Allowance for doubtful accounts	(2,427)	(3,125)
Materials and supplies (at average cost)	234,179	234,234
Fossil fuel (at average cost)	44,227	45,697
Income tax receivable	4,637	589
Assets from risk management activities (Note 6)	16,089	15,905
Regulatory assets (Note 3)	168,753	149,555
Other current assets	40,480	37,242
Total current assets	826,025	890,516
INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 6)	8,612	12,106
Nuclear decommissioning trust (Note 11)	751,954	735,196
Other assets	52,679	52,518
Total investments and other assets	813,245	799,820
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	16,285,916	16,222,232
Accumulated depreciation and amortization	(5,670,884)	(5,594,094)
Net	10,615,032	10,628,138
Construction work in progress	1,038,046	816,307
Palo Verde sale leaseback, net of accumulated depreciation (Note 5)	116,418	117,385
Intangible assets, net of accumulated amortization	116,014	123,975
Nuclear fuel, net of accumulated amortization	138,424	123,139
Total property, plant and equipment	12,023,934	11,808,944
DEFERRED DEBITS
Regulatory assets (Note 3)	1,203,474	1,214,146
Assets for other postretirement benefits (Note 4)	190,458	185,997
Other	127,965	128,835
Total deferred debits	1,521,897	1,528,978

TOTAL ASSETS	$15,185,101	$15,028,258

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2016	December 31, 2015
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$234,946	$297,480
Accrued taxes	181,889	138,600
Accrued interest	44,489	56,305
Common dividends payable	—	69,363
Short-term borrowings (Note 2)	261,800	—
Current maturities of long-term debt (Note 2)	357,580	357,580
Customer deposits	78,825	73,073
Liabilities from risk management activities (Note 6)	93,283	77,716
Liabilities for asset retirements	17,217	28,573
Deferred fuel and purchased power regulatory liability (Note 3)	13,083	9,688
Other regulatory liabilities (Note 3)	122,471	136,078
Other current liabilities	180,319	197,861
Total current liabilities	1,585,902	1,442,317
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 2)	3,463,032	3,462,391
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,726,220	2,723,425
Regulatory liabilities (Note 3)	1,009,418	994,152
Liabilities for asset retirements	429,626	415,003
Liabilities for pension benefits (Note 4)	441,605	480,998
Liabilities from risk management activities (Note 6)	85,603	89,973
Customer advances	110,056	115,609
Coal mine reclamation	202,069	201,984
Deferred investment tax credit	186,966	187,080
Unrecognized tax benefits	9,631	9,524
Other	194,560	186,345
Total deferred credits and other	5,395,754	5,404,093
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 111,147,524 and 111,095,402 issued at respective dates	2,547,065	2,541,668
Treasury stock at cost; 7,936 and 115,030 shares at respective dates	(542)	(5,806)
Total common stock	2,546,523	2,535,862
Retained earnings	2,097,246	2,092,803
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(37,063)	(37,593)
Derivative instruments	(6,707)	(7,155)
Total accumulated other comprehensive loss	(43,770)	(44,748)
Total shareholders’ equity	4,599,999	4,583,917
Noncontrolling interests (Note 5)	140,414	135,540
Total equity	4,740,413	4,719,457

TOTAL LIABILITIES AND EQUITY	$15,185,101	$15,028,258
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,326	$20,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	140,759	141,494
Deferred fuel and purchased power	1,007	17,671
Deferred fuel and purchased power amortization	2,388	5,614
Allowance for equity funds used during construction	(10,516)	(9,224)
Deferred income taxes	3,468	6,978
Deferred investment tax credit	(114)	(294)
Change in derivative instruments fair value	(111)	(104)
Changes in current assets and liabilities:
Customer and other receivables	47,282	39,174
Accrued unbilled revenues	6,445	6,133
Materials, supplies and fossil fuel	1,525	(9,995)
Income tax receivable	(4,048)	(219)
Other current assets	(8,131)	(9,631)
Accounts payable	(38,443)	(35,673)
Accrued taxes	43,289	48,111
Other current liabilities	(38,040)	(56,747)
Change in margin and collateral accounts — assets	681	(276)
Change in margin and collateral accounts — liabilities	410	(13,420)
Change in other long-term assets	(17,504)	(13,126)
Change in other long-term liabilities	4,536	6,955
Net cash flow provided by operating activities	144,209	144,148
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(378,500)	(251,041)
Contributions in aid of construction	12,464	27,222
Allowance for borrowed funds used during construction	(5,227)	(4,216)
Proceeds from nuclear decommissioning trust sales	141,809	115,282
Investment in nuclear decommissioning trust	(142,379)	(119,594)
Other	(472)	(470)
Net cash flow used for investing activities	(372,305)	(232,817)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	250,000
Short-term borrowings and payments — net	261,800	(102,900)
Dividends paid on common stock	(67,611)	(64,061)
Common stock equity issuance - net of purchases	8,902	9,690
Other	1	—
Net cash flow provided by financing activities	203,092	92,729

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,004)	4,060

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,488	7,604

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,484	$11,664
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2015	110,649,762	$2,512,970	(78,400)	$(3,401)	$1,926,065	$(68,141)	$151,609	$4,519,102
Net income		—		—	16,122	—	4,605	20,727
Other comprehensive income		—		—	—	1,759	—	1,759
Issuance of common stock	159,730	10,277		—	—	—	—	10,277
Purchase of treasury stock (a)		—	(93,280)	(6,095)	—	—	—	(6,095)
Reissuance of treasury stock for stock-based compensation and other		—	109,896	7,230	7	—	—	7,237
Balance, March 31, 2015	110,809,492	$2,523,247	(61,784)	$(2,266)	$1,942,194	$(66,382)	$156,214	$4,553,007

Balance, January 1, 2016	111,095,402	$2,541,668	(115,030)	$(5,806)	$2,092,803	$(44,748)	$135,540	$4,719,457
Net income		—		—	4,453	—	4,873	9,326
Other comprehensive income		—		—	—	978	—	978
Issuance of common stock	52,122	5,397		—	—	—	—	5,397
Purchase of treasury stock (a)		—	(71,962)	(4,880)	—	—	—	(4,880)
Reissuance of treasury stock for stock-based compensation and other		—	179,056	10,144	(10)	—	1	10,135
Balance, March 31, 2016	111,147,524	$2,547,065	(7,936)	$(542)	$2,097,246	$(43,770)	$140,414	$4,740,413
(a)    Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015

ELECTRIC OPERATING REVENUES	$676,632	$670,668

OPERATING EXPENSES
Fuel and purchased power	221,285	223,237
Operations and maintenance	238,711	209,947
Depreciation and amortization	119,446	120,926
Income taxes	5,850	12,239
Taxes other than income taxes	42,410	42,986
Total	627,702	609,335
OPERATING INCOME	48,930	61,333

OTHER INCOME (DEDUCTIONS)
Income taxes	1,815	2,151
Allowance for equity funds used during construction	10,516	9,224
Other income (Note 8)	610	639
Other expense (Note 8)	(4,750)	(5,354)
Total	8,191	6,660

INTEREST EXPENSE
Interest on long-term debt	46,819	45,428
Interest on short-term borrowings	2,077	1,174
Debt discount, premium and expense	1,139	1,134
Allowance for borrowed funds used during construction	(5,040)	(4,216)
Total	44,995	43,520

NET INCOME	12,126	24,473

Less: Net income attributable to noncontrolling interests (Note 5)	4,873	4,605

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$7,253	$19,868

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015

NET INCOME	$12,126	$24,473

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $546 and $473	(693)	(800)
Reclassification of realized loss, net of tax (expense) benefit of ($200) and $367	1,141	1,976
Pension and other postretirement benefits activity, net of tax expense of $558 and $769	611	681
Total other comprehensive income	1,059	1,857

COMPREHENSIVE INCOME	13,185	26,330
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,605

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$8,312	$21,725

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2016	December 31, 2015
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$16,282,405	$16,218,724
Accumulated depreciation and amortization	(5,667,713)	(5,590,937)
Net	10,614,692	10,627,787

Construction work in progress	1,025,868	812,845
Palo Verde sale leaseback, net of accumulated depreciation (Note 5)	116,418	117,385
Intangible assets, net of accumulated amortization	115,859	123,820
Nuclear fuel, net of accumulated amortization	138,424	123,139
Total property, plant and equipment	12,011,261	11,804,976

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 11)	751,954	735,196
Assets from risk management activities (Note 6)	8,612	12,106
Other assets	34,927	34,455
Total investments and other assets	795,493	781,757

CURRENT ASSETS
Cash and cash equivalents	4,904	22,056
Customer and other receivables	215,351	274,428
Accrued unbilled revenues	89,795	96,240
Allowance for doubtful accounts	(2,427)	(3,125)
Materials and supplies (at average cost)	234,179	234,234
Fossil fuel (at average cost)	44,227	45,697
Assets from risk management activities (Note 6)	16,089	15,905
Regulatory assets (Note 3)	168,753	149,555
Other current assets	39,043	35,765
Total current assets	809,914	870,755

DEFERRED DEBITS
Regulatory assets (Note 3)	1,203,474	1,214,146
Assets for other postretirement benefits (Note 4)	187,069	182,625
Other	127,086	127,923
Total deferred debits	1,517,629	1,524,694

TOTAL ASSETS	$15,134,297	$14,982,182

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2016	December 31, 2015
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,379,696
Retained earnings	2,155,746	2,148,493
Accumulated other comprehensive (loss):
Pension and other postretirement benefits	(19,331)	(19,942)
Derivative instruments	(6,707)	(7,155)
Total shareholder equity	4,687,566	4,679,254
Noncontrolling interests (Note 5)	140,414	135,540
Total equity	4,827,980	4,814,794
Long-term debt less current maturities (Note 2)	3,338,032	3,337,391
Total capitalization	8,166,012	8,152,185
CURRENT LIABILITIES
Short-term borrowings (Note 2)	261,800	—
Current maturities of long-term debt (Note 2)	357,580	357,580
Accounts payable	232,484	291,574
Accrued taxes	183,272	144,488
Accrued interest	44,224	56,003
Common dividends payable	—	69,400
Customer deposits	78,825	73,073
Liabilities from risk management activities (Note 6)	93,283	77,716
Liabilities for asset retirements	17,217	28,573
Deferred fuel and purchased power regulatory liability (Note 3)	13,083	9,688
Other regulatory liabilities (Note 3)	122,471	136,078
Other current liabilities	172,249	180,535
Total current liabilities	1,576,488	1,424,708
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,767,124	2,764,489
Regulatory liabilities (Note 3)	1,009,418	994,152
Liabilities for asset retirements	429,626	415,003
Liabilities for pension benefits (Note 4)	420,110	459,065
Liabilities from risk management activities (Note 6)	85,603	89,973
Customer advances	110,056	115,609
Coal mine reclamation	202,069	201,984
Deferred investment tax credit	186,966	187,080
Unrecognized tax benefits	35,356	35,251
Other	145,469	142,683
Total deferred credits and other	5,391,797	5,405,289
COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$15,134,297	$14,982,182

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,126	$24,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	140,729	141,471
Deferred fuel and purchased power	1,007	17,671
Deferred fuel and purchased power amortization	2,388	5,614
Allowance for equity funds used during construction	(10,516)	(9,224)
Deferred income taxes	3,394	2,427
Deferred investment tax credit	(114)	(294)
Change in derivative instruments fair value	(111)	(104)
Changes in current assets and liabilities:
Customer and other receivables	47,575	43,070
Accrued unbilled revenues	6,445	6,133
Materials, supplies and fossil fuel	1,525	(9,995)
Other current assets	(8,172)	(9,116)
Accounts payable	(34,999)	(35,604)
Accrued taxes	38,784	59,057
Other current liabilities	(28,748)	(65,290)
Change in margin and collateral accounts — assets	681	(276)
Change in margin and collateral accounts — liabilities	410	(13,421)
Change in other long-term assets	(17,375)	(16,253)
Change in other long-term liabilities	(1,102)	12,635
Net cash flow provided by operating activities	153,927	152,974
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(369,861)	(250,930)
Contributions in aid of construction	12,464	27,222
Allowance for borrowed funds used during construction	(5,040)	(4,216)
Proceeds from nuclear decommissioning trust sales	141,809	115,282
Investment in nuclear decommissioning trust	(142,379)	(119,594)
Other	(472)	(470)
Net cash flow used for investing activities	(363,479)	(232,706)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	250,000
Short-term borrowings and payments — net	261,800	(102,900)
Dividends paid on common stock	(69,400)	(65,800)
Net cash flow provided by financing activities	192,400	81,300
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,152)	1,568
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,056	4,515
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,904	$6,083
Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	$8,772	$184
Interest, net of amounts capitalized	$55,580	$52,825
Significant non-cash investing and financing activities:
Accrued capital expenditures	$59,707	$56,165

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2015	71,264,947	$178,162	$2,379,696	$1,968,718	$(48,333)	$151,609	$4,629,852
Net income		—	—	19,868	—	4,605	24,473
Other comprehensive income		—	—	—	1,857	—	1,857
Other		—	—	1	—	—	1
Balance, March 31, 2015	71,264,947	$178,162	$2,379,696	$1,988,587	$(46,476)	$156,214	$4,656,183

Balance, January 1, 2016	71,264,947	$178,162	$2,379,696	$2,148,493	$(27,097)	$135,540	$4,814,794
Net income		—	—	7,253	—	4,873	12,126
Other comprehensive income		—	—	—	1,059	—	1,059
Other		—	—	—	—	1	1
Balance, March 31, 2016	71,264,947	$178,162	$2,379,696	$2,155,746	$(26,038)	$140,414	$4,827,980

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries:  APS, Bright Canyon Energy Corporation ("BCE") and El Dorado Investment Company ("El Dorado").  Intercompany accounts and transactions between the consolidated companies have been eliminated.  The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde Nuclear Generating Station ("Palo Verde") sale leaseback variable interest entities ("VIEs") (see Note 5 for further discussion).  Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Amounts reported in our interim Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual periods, due to the effects of seasonal temperature variations on energy consumption, timing of maintenance on electric generating units, and other factors.

Our condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such regulations, although we believe that the disclosures provided are adequate to make the interim information presented not misleading. The accompanying condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our 2015 Form 10-K.

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Cash paid during the period for:
Income taxes, net of refunds	$2,502	$1,832
Interest, net of amounts capitalized	56,139	53,555
Significant non-cash investing and financing activities:
Accrued capital expenditures	$59,707	$56,165

2.	Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle West

At March 31, 2016, Pinnacle West had a $200 million revolving credit facility that matures in May 2019.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At March 31, 2016, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

APS

During the first quarter of 2016, APS increased its commercial paper program from $250 million to $500 million.

On April 22, 2016, APS entered into a $100 million term loan facility that matures April 22, 2019. Interest rates are based on APS's senior unsecured debt credit ratings. APS used the proceeds to repay and refinance existing short-term indebtedness.

At March 31, 2016, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in September 2020 and a $500 million facility that matures in May 2019.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2016, APS had $262 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

See "Financial Assurances" in Note 7 for a discussion of APS’s separate outstanding letters of credit.

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

	As of March 31, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$125,000	$125,000	$125,000	$125,000
APS	3,695,612	4,136,022	3,694,971	3,981,367
Total	$3,820,612	$4,261,022	$3,819,971	$4,106,367

Debt Provisions

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2016, APS was in

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $4.7 billion, and total capitalization was approximately $8.6 billion.  APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $3.4 billion, assuming APS’s total capitalization remains the same.

3.	Regulatory Matters

Retail Rate Case Filings with the Arizona Corporation Commission

Upcoming Rate Case Filing

On January 29, 2016, APS filed a notice of its intent to file a rate case ("NOI") informing the ACC that APS intends to submit a rate case application in June 2016 using an adjusted test year ending December 31, 2015.  The NOI provides an overview of the key issues APS expects to address in its formal request such as rate design changes (residential, commercial and industrial), permission to defer for potential future recovery costs associated with the Ocotillo Modernization Project, permission to defer for potential future recovery costs associated with environmental standards compliance, inclusion of post-test year plant and modifications to certain adjustor mechanisms, among other items.  In its rate application, APS will request that its proposed pricing changes take effect in July 2017. APS is still developing the exact amount of the request.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the ACC's decision on APS's 2014 RES plan, on April 15, 2014, APS filed an application with the ACC requesting permission to build an additional 20 megawatts ("MW") of APS-owned grid scale solar under the AZ Sun Program. In a subsequent filing, APS also offered an alternative proposal to replace the 20 MW of grid scale solar with 10 MW (approximately 1,500 customers) of APS-owned residential solar that will not be under the AZ Sun Program. On December 19, 2014, the ACC voted that it had no objection to APS implementing its residential rooftop solar program. The first stage of the residential rooftop solar program, called the "Solar Partner Program", is to be 8 MW followed by a 2 MW second stage that will only be deployed if coupled with distributed storage. The program will target specific distribution feeders in an effort to maximize potential system benefits, as well as make systems available to limited-income customers who cannot easily install solar through transactions with third parties. The ACC expressly reserved that any determination of prudency of the residential rooftop solar program for rate making purposes shall not be made until the project is fully in service and APS requests cost recovery in a future rate case.

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

Demand Side Management Adjustor Charge.  The ACC Electric Energy Efficiency Standards require APS to submit a Demand Side Management Implementation Plan ("DSM Plan") for review by and approval of the ACC. In March 2014, the ACC approved a Resource Savings Initiative that allows APS to count towards compliance with the ACC Electric Energy Efficiency Standards, savings from improvements to APS’s transmission and delivery system, generation and facilities that have been approved through a DSM Plan.

On March 20, 2015, APS filed an application with the ACC requesting a budget of $68.9 million for 2015 and minor modifications to its DSM portfolio going forward, including for the first time three resource savings projects which reflect energy savings on APS's system. The ACC approved APS’s 2015 DSM budget on November 25, 2015. In its decision, the ACC also approved that verified energy savings from APS's resource savings projects could be counted toward compliance with the Electric Energy Efficiency Standard, however, the ACC ruled that APS was not allowed to count savings from systems savings projects toward determination of its achievement tier level for its performance incentive, nor may APS include savings from conservation voltage reduction in the calculation of its LFCR mechanism.

On June 1, 2015, APS filed its 2016 DSM Plan requesting a budget of $68.9 million and minor modifications to its DSM portfolio to increase energy savings and cost effectiveness of the programs. On April 1, 2016, APS filed an Amended DSM Plan that sought minor modifications to its 2015 DSM Plan and requested to continue the current DSMAC and current budget of $68.9 million.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PSA Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$(9,688)	$6,925
Deferred fuel and purchased power costs — current period	(1,007)	(17,671)
Amounts charged to customers	(2,388)	(5,614)
Ending balance	$(13,083)	$(16,360)

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

Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters.  In July 2008, the United States Federal Energy Regulatory Commission ("FERC") approved an Open Access Transmission Tariff for APS to move from fixed rates to a formula rate-setting methodology in order to more accurately reflect and recover the costs that APS incurs in providing transmission services.  A large portion of the rate represents charges for transmission services to serve APS's retail customers ("Retail Transmission Charges").  In order to recover the Retail Transmission Charges, APS was previously required to file an application with, and obtain approval from, the ACC to reflect changes in Retail Transmission Charges through the TCA.  Under the terms of the 2012 Settlement Agreement, however, an adjustment to rates to recover the Retail Transmission Charges will be made annually each June 1 and will go into effect automatically unless suspended by the ACC.

The formula rate is updated each year effective June 1 on the basis of APS's actual cost of service, as disclosed in APS's FERC Form 1 report for the previous fiscal year.  Items to be updated include actual capital expenditures made as compared with previous projections, transmission revenue credits and other items.  The resolution of proposed adjustments can result in significant volatility in the revenues to be collected.  APS reviews the proposed formula rate filing amounts with the ACC staff.  Any items or adjustments which are not agreed to by APS and the ACC staff can remain in dispute until settled or litigated at FERC.  Settlement or litigated resolution of disputed issues could require an extended period of time and could have a significant

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

effect on the Retail Transmission Charges because any adjustment, though applied prospectively, may be calculated to account for previously over- or under-collected amounts.

Effective June 1, 2015, APS's annual wholesale transmission rates for all users of its transmission system decreased by approximately $17.6 million in accordance with the FERC-approved formula.  An adjustment to APS’s retail rates to recover FERC-approved transmission charges went into effect automatically on June 1, 2015.

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

APS files for a LFCR adjustment every January. APS filed its 2014 annual LFCR adjustment on January 15, 2014, requesting a LFCR adjustment of $25.3 million, effective March 1, 2014.  The ACC approved APS’s LFCR adjustment without change on March 11, 2014, which became effective April 1, 2014. APS filed its 2015 annual LFCR adjustment on January 15, 2015, requesting an LFCR adjustment of $38.5 million, which was approved on March 2, 2015, effective for the first billing cycle of March. APS filed its 2016 annual LFCR adjustment on January 15, 2016, requesting an LFCR adjustment of $46.4 million (a $7.9 million annual increase), to be effective for the first billing cycle of March 2016. To date the ACC has not yet approved this matter.

Net Metering

On July 12, 2013, APS filed an application with the ACC proposing a solution to address the cost shift brought by the current net metering rules.  On December 3, 2013, the ACC issued its order on APS's net metering proposal. The ACC instituted a charge on customers who install rooftop solar panels after December 31, 2013. The charge of $0.70 per kilowatt became effective on January 1, 2014, and is estimated to collect $4.90 per month from a typical future rooftop solar customer to help pay for their use of the electric grid. The fixed charge does not increase APS's revenue because it is credited to the LFCR.

In making its decision, the ACC determined that the current net metering program creates a cost shift, causing non-solar utility customers to pay higher rates to cover the costs of maintaining the electric grid.  The ACC acknowledged that the $0.70 per kilowatt charge addresses only a portion of the cost shift.

On October 20, 2015, the ACC voted to conduct a generic evidentiary hearing on the value and cost of distributed generation to gather information that will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A hearing commenced in April 2016. APS cannot predict the outcome of this proceeding.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In 2015, Arizona jurisdictional utilities UNS Electric, Inc. and Tucson Electric Power Company both filed applications with the ACC requesting rate increases. These applications include rate design changes to mitigate the cost shift caused by net metering. On December 9, 2015 and February 23, 2016, APS filed testimony in the UNS Electric, Inc. rate case in support of the UNS Electric, Inc. proposed rate design changes. APS actively participated in the related hearings held in March 2016. APS has also intervened in the upcoming Tucson Electric Power Company rate case. The outcomes of these proceedings will not directly impact our financial position.

Appellate Review of Third-Party Regulatory Decision ("System Improvement Benefits" or "SIB")

In a recent appellate challenge to an ACC rate decision involving a water company, the Arizona Court of Appeals considered the question of how the ACC should determine the “fair value” of a utility’s property, as specified in the Arizona Constitution, in connection with authorizing the recovery of costs through rate adjustors outside of a rate case.  The Court of Appeals reversed the ACC’s method of finding fair value in that case, and raised questions concerning the relationship between the need for fair value findings and the recovery of capital and certain other utility costs through adjustors. The ACC sought review by the Arizona Supreme Court of this decision and APS filed a brief supporting the ACC’s petition to the Arizona Supreme Court for review of the Court of Appeals’ decision.  On February 9, 2016, the Arizona Supreme Court granted review of the decision and oral argument was conducted on March 22, 2016.   If the decision is upheld by the Supreme Court without modification, certain APS rate adjustors may require modification. This could in turn have an impact on APS’s ability to recover certain costs in between rate cases. APS cannot predict the outcome of this matter.

Four Corners

On December 30, 2013, APS purchased Southern California Edison Company's ("SCE’s") 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013. On December 23, 2014, the ACC approved rate adjustments resulting in a revenue increase of $57.1 million on an annual basis.  This includes the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase through its inclusion in rates.  The 2012 Settlement Agreement also provides for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $69 million as of March 31, 2016 and is being amortized in rates over a total of 10 years. On February 23, 2015, the Arizona School Boards Association and the Association of Business Officials filed a notice of appeal in Division 1 of the Arizona Court of Appeals of the ACC decision approving the rate adjustments. APS has intervened and is actively participating in the proceeding. The Arizona Court of Appeals has suspended the appeal pending the Arizona Supreme Court's decision in the SIB matter discussed above, which could have an effect on the outcome of this Four Corners proceeding. We cannot predict when or how this matter will be resolved.

As part of APS’s acquisition of SCE’s interest in Units 4 and 5, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

termination. On December 22, 2015, APS and SCE agreed to terminate the Transmission Termination Agreement and allow for the Transmission Agreement to expire according to its terms, which includes settling obligations in accordance with the terms of the Transmission Agreement. APS established a regulatory asset of $12 million in 2015 in connection with the payment required under the terms of the Transmission Agreement, which it expects to recover through its FERC-jurisdictional rates.

Cholla

On September 11, 2014, APS announced that it would close Unit 2 of the Cholla Power Plant ("Cholla") and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if the United States Environmental Protection Agency ("EPA") approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. APS closed Unit 2 on October 1, 2015. Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS is currently recovering a return on and of the net book value of the unit in base rates and plans to seek recovery of the unit’s decommissioning and other retirement-related costs over the remaining life of the plant in its next retail rate case. APS believes it will be allowed recovery of the remaining net book value of Unit 2 ($121 million as of March 31, 2016), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of Cholla Unit 2, all or a portion of the regulatory asset will be written off and APS’s net income, cash flows, and financial position will be negatively impacted.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	March 31, 2016		December 31, 2015
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$610,569	$—	$619,223
Retired power plant costs	2033	9,913	125,037	9,913	127,518
Income taxes — allowance for funds used during construction ("AFUDC") equity	2046	5,419	132,149	5,495	133,712
Deferred fuel and purchased power — mark-to-market (Note 6)	2019	86,160	69,708	71,852	69,697
Four Corners cost deferral (b)	2024	6,689	61,910	6,689	63,582
Income taxes — investment tax credit basis adjustment	2045	1,852	48,347	1,766	48,462
Lost fixed cost recovery (b)	2017	48,702	—	45,507	—
Palo Verde VIEs (Note 5)	2046	—	18,311	—	18,143
Deferred compensation	2036	—	35,871	—	34,751
Deferred property taxes	(c)	—	56,589	—	50,453
Loss on reacquired debt	2034	1,515	15,996	1,515	16,375
Tax expense of Medicare subsidy	2024	1,512	12,073	1,520	12,163
Transmission vegetation management	2016	2,272	—	4,543	—
Mead-Phoenix transmission line CIAC	2050	332	10,957	332	11,040
Transmission cost adjustor (b)	2018	3,969	462	—	2,942
Coal reclamation	2026	418	5,495	418	6,085
Other	Various	—	—	5	—
Total regulatory assets (d)		$168,753	$1,203,474	$149,555	$1,214,146

(a)
This asset represents the future recovery of pension benefit obligations through retail rates.  If these costs are disallowed by the ACC, this regulatory asset would be charged to Other Comprehensive Income ("OCI") and result in lower future revenues.  See Note 4 for further discussion.

(b)	See "Cost Recovery Mechanisms" discussion above.

(c)	Per the provision of the 2012 Settlement Agreement.

(d)
There are no regulatory assets for which the ACC has allowed recovery of costs, but not allowed a return by exclusion from rate base.  FERC rates are set using a formula rate as described in "Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters."

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	March 31, 2016		December 31, 2015
		Current	Non-Current	Current	Non-Current
Asset retirement obligations	2057	$—	$289,485	$—	$277,554
Removal costs	(a)	32,473	244,724	39,746	240,367
Other postretirement benefits	(d)	34,100	171,029	34,100	179,521
Income taxes — deferred investment tax credit	2045	3,774	96,940	3,604	97,175
Income taxes — change in rates	2046	1,771	71,756	1,113	72,454
Spent nuclear fuel	2047	31	71,235	3,051	67,437
Renewable energy standard (b)	2017	41,518	3,274	43,773	4,365
Demand side management (b)	2017	6,628	19,115	6,079	19,115
Sundance maintenance	2030	—	14,080	—	13,678
Deferred fuel and purchased power (b) (c)	2017	13,083	—	9,688	—
Deferred gains on utility property	2019	2,062	5,501	2,062	6,001
Four Corners coal reclamation	2031	—	14,725	—	8,920
Other	Various	114	7,554	2,550	7,565
Total regulatory liabilities		$135,554	$1,009,418	$145,766	$994,152

(a)	In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal.

(b)	See "Cost Recovery Mechanisms" discussion above.

(c)	Subject to a carrying charge.

(d)	See Note 4.

4.	Retirement Plans and Other Postretirement Benefits

Pinnacle West sponsors a qualified defined benefit and account balance pension plan, a non-qualified supplemental excess benefit retirement plan, and an other postretirement benefit plan for the employees of Pinnacle West and our subsidiaries.  Pinnacle West uses a December 31 measurement date for its pension and other postretirement benefit plans.  The market-related value of our plan assets is their fair value at the measurement dates. On September 30, 2014, Pinnacle West announced plan design changes to the other postretirement benefit plan. Because of the plan changes, the Company is currently in the process of seeking Internal Revenue Service ("IRS") and regulatory approval to move approximately $140 million of the other postretirement benefit trust assets into a new trust account to pay for active union employee medical costs.

Certain pension and other postretirement benefit costs in excess of amounts recovered in electric retail rates were deferred in 2011 and 2012 as a regulatory asset for future recovery, pursuant to APS’s 2009 retail rate case settlement.  Pursuant to this order, we began amortizing the regulatory asset over three years beginning in July 2012.  We completed amortizing these costs as of June 30, 2015. We amortized approximately $2 million for the three months ended March 31, 2015.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged or amortized to the regulatory asset) (dollars in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Service cost — benefits earned during the period	$14,266	$15,824	$3,937	$4,346
Interest cost on benefit obligation	32,945	31,189	7,341	7,184
Expected return on plan assets	(43,792)	(45,149)	(9,122)	(9,147)
Amortization of:
Prior service cost	132	149	(9,471)	(9,492)
Net actuarial loss	9,731	7,761	946	1,561
Net periodic benefit cost	$13,282	$9,774	$(6,369)	$(5,548)
Portion of cost charged to expense	$6,519	$5,987	$(3,126)	$(1,788)

Contributions

We made voluntary contributions of $60 million to our pension plan year-to-date in 2016. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $300 million during the 2016-2018 period. We expect to make contributions of approximately $1 million in each of the next three years to our other postretirement benefit plans.

5.	Palo Verde Sale Leaseback Variable Interest Entities

In 1986, APS entered into agreements with three separate VIE lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities. APS will retain the assets through 2023 under one lease and 2033 under the other two leases. APS will be required to make payments relating to these leases of approximately $23 million annually for the period 2016 through 2023, and $16 million annually for the period 2024 through 2033. At the end of the lease period, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to two years, or return the assets to the lessors.

The leases' terms give APS the ability to utilize the assets for a significant portion of the assets’ economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance.  Predominantly due to the lease terms, APS has been deemed the primary beneficiary of these VIEs and therefore consolidates the VIEs.

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation and interest expense, resulting in an increase in net income for the three months ended March 31, 2016 and 2015 of $5 million, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 include the following amounts relating to the VIEs (in thousands):

	March 31, 2016	December 31, 2015
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$116,418	$117,385
Equity — Noncontrolling interests	140,414	135,540

Assets of the VIEs are restricted and may only be used for payment to the noncontrolling interest holders. Other than the VIEs’ assets reported on our consolidated financial statements, the creditors of the VIEs have no other recourse to the assets of APS or Pinnacle West, except in certain circumstances such as a default by APS under the lease.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the United States Nuclear Regulatory Commission ("NRC") issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event were to occur during the lease periods, APS may be required to pay the noncontrolling equity participants approximately $288 million beginning in 2016, and up to $456 million over the lease terms.

For regulatory ratemaking purposes, the agreements continue to be treated as operating leases and, as a result, we have recorded a regulatory asset relating to the arrangements.

6.	Derivative Accounting

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

Our derivative instruments, excluding those qualifying for a scope exception, are recorded on the balance sheet as an asset or liability and are measured at fair value.  See Note 10 for a discussion of fair value measurements.  Derivative instruments may qualify for the normal purchases and normal sales scope exception if they require physical delivery and the quantities represent those transacted in the normal course of business.  Derivative instruments qualifying for the normal purchases and sales scope exception are accounted for under

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the accrual method of accounting and excluded from our derivative instrument discussion and disclosures below.

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

As of March 31, 2016, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	2,239	GWh
Gas	179	Billion cubic feet

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Financial Statement Location	Three Months Ended March 31,
Commodity Contracts		2016	2015
Loss recognized in OCI on derivative instruments (effective portion)	OCI — derivative instruments	$(147)	$(327)
Loss reclassified from accumulated OCI into income (effective portion realized) (a)	Fuel and purchased power (b)	(941)	(2,343)

(a)	During the three months ended March 31, 2016 and 2015, we had no losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)	Amounts are before the effect of PSA deferrals.

During the next twelve months, we estimate that a net loss of $4 million before income taxes will be reclassified from accumulated OCI as an offset to the effect of market price changes for the related hedged

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

transactions.  In accordance with the PSA, most of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Financial Statement Location	Three Months Ended March 31,
Commodity Contracts		2016	2015
Net loss recognized in income	Operating revenues	$(102)	$(48)
Net loss recognized in income	Fuel and purchased power (a)	(30,936)	(44,803)
Total		$(31,038)	$(44,851)

(a)	Amounts are before the effect of PSA deferrals.

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

The significant majority of our derivative instruments are not currently designated as hedging instruments.  The Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, each include gross liabilities of $3 million of derivative instruments designated as hedging instruments.

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of March 31, 2016 and December 31, 2015.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2016: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current assets	$25,365	$(9,268)	$16,097	$(8)	$16,089
Investments and other assets	11,248	(2,636)	8,612	—	8,612
Total assets	36,613	(11,904)	24,709	(8)	24,701

Current liabilities	(115,822)	26,868	(88,954)	(4,329)	(93,283)
Deferred credits and other	(88,239)	2,636	(85,603)	—	(85,603)
Total liabilities	(204,061)	29,504	(174,557)	(4,329)	(178,886)
Total	$(167,448)	$17,600	$(149,848)	$(4,337)	$(154,185)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	Includes cash collateral provided to counterparties of $17,600.

(c)
Represents cash collateral and cash margin that is not subject to offsetting.  Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $4,329, and cash margin provided to counterparties of $(8).

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

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties.  We have risk management contracts with many counterparties, including one counterparty for which our exposure represents approximately 87% of Pinnacle West’s $25 million of risk management assets as of March 31, 2016.  This exposure relates to a long-term traditional wholesale contract with a counterparty that has a high credit quality.  Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties’ debt is rated as investment grade by the credit

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period.  Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at March 31, 2016 (dollars in thousands):

March 31, 2016
Aggregate fair value of derivative instruments in a net liability position	$204,061
Cash collateral posted	17,600
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	133,688

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $153 million if our debt credit ratings were to fall below investment grade.

7.	Commitments and Contingencies

Palo Verde Nuclear Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the United States Department of Energy ("DOE") in the United States Court of Federal Claims ("Court of Federal Claims").  The lawsuit sought to recover damages incurred due to DOE’s breach of the Contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste ("Standard Contract") for failing to accept Palo Verde's spent nuclear fuel and high level waste from January 1, 2007 through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act.  On August 18, 2014, APS and DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment of $57.4 million by DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. APS’s share

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of this amount is $16.7 million. Amounts recovered in the lawsuit and settlement were recorded as adjustments to a regulatory liability and had no impact on the amount of reported net income. In addition, the settlement agreement provides APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2016.

APS has submitted two claims pursuant to the terms of the August 18, 2014 settlement agreement, for two separate time periods during July 1, 2011 through June 30, 2015. The DOE has approved and paid $53.9 million for these claims (APS’s share is $15.7 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations

There have been no material changes, as of March 31, 2016, outside the normal course of business in contractual obligations from the information provided in our 2015 Form 10-K. See Note 2 for discussion regarding changes in our long-term debt obligations.

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

On August 6, 2013, the Roosevelt Irrigation District ("RID") filed a lawsuit in Arizona District Court against APS and 24 other defendants, alleging that RID’s groundwater wells were contaminated by the release of hazardous substances from facilities owned or operated by the defendants.  The lawsuit also alleges that, under Superfund laws, the defendants are jointly and severally liable to RID.  The allegations against APS arise out of APS’s current and former ownership of facilities in and around OU3.  As part of a state governmental investigation into groundwater contamination in this area, on January 25, 2015, the Arizona Department of Environmental Quality ("ADEQ") sent a letter to APS seeking information concerning the degree to which, if any, APS’s current and former ownership of these facilities may have contributed to groundwater contamination in this area.  APS responded to ADEQ on May 4, 2015. We are unable to predict the outcome of these matters; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

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

On September 6, 2013, a purported consumer class action complaint was filed in Federal District Court in San Diego, California, naming APS and Pinnacle West as defendants and seeking damages for loss of perishable inventory and sales as a result of interruption of electrical service.  APS and Pinnacle West filed a motion to dismiss, which the court granted on December 9, 2013.  On January 13, 2014, the plaintiffs appealed the lower court’s decision.  On March 2, 2016, the United States Court of Appeals for the Ninth Circuit unanimously affirmed the District Court's decision. The plaintiffs filed a Petition for Rehearing En Banc, which was denied on April 11, 2016.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Regional Haze Rules.  APS has received the final rulemaking imposing new requirements on Four Corners, Cholla and the Navajo Generating Station ("Navajo Plant").  EPA and ADEQ will require these plants to install pollution control equipment that constitutes best available retrofit technology ("BART") to lessen the impacts of emissions on visibility surrounding the plants.

Four Corners. Based on EPA’s final standards, APS estimates that its 63% share of the cost of these controls for Four Corners Units 4 and 5 would be approximately $400 million.  In addition, APS and El Paso Electric Company ("El Paso") entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso's 7% interest in Four Corners Units 4 and 5. When APS, or an affiliate of APS, ultimately acquires El Paso's interest in Four Corners, Navajo Transitional Energy Company, LLC ("NTEC") has the option to purchase the interest within a certain timeframe pursuant to an option granted by APS to NTEC. In December 2015, NTEC notified APS of its intent to exercise the option. APS is negotiating a definitive purchase agreement with NTEC for the purchase of the 7% interest. The cost of the pollution controls related to the 7% interest is approximately $45 million, which will be assumed by the ultimate owner of the 7% interest.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Mercury and Air Toxic Standards ("MATS").  In 2011, EPA issued rules establishing maximum achievable control technology standards to regulate emissions of mercury and other hazardous air pollutants from fossil-fired plants.  APS estimates that the cost for the remaining equipment necessary to meet these standards is approximately $8 million for Cholla (excludes costs related to Cholla Unit 2 which was closed on October 1, 2015). No additional equipment is needed for Four Corners Units 4 and 5 to comply with these rules.  Salt River Project Agricultural Improvement and Power District ("SRP"), the operating agent for the Navajo Plant, estimates that APS's share of costs for equipment necessary to comply with the rules is approximately $1 million. The United States Supreme Court’s 2015 decision in Michigan vs. EPA reversed and remanded the MATS proceeding back to the DC Circuit Court. The Circuit Court then remanded the MATS rule back to EPA to address rulemaking deficiencies identified by the Supreme Court.  On April 14, 2016, EPA took action to resolve these deficiencies by issuing a revised "appropriate and necessary" finding, which is a prerequisite to regulating hazardous air pollutants emitted by power plants under the Clean Air Act, to expressly evaluate the costs of the MATS regulation. Further litigation concerning the propriety of this finding is expected. These proceedings do not materially impact APS.  Regardless of the results from further judicial or administrative proceedings concerning the MATS rulemaking, the Arizona State Mercury Rule, the stringency of which is roughly equivalent to that of MATS, would still apply to Cholla.

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
APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $15 million, and its share of incremental costs for Cholla is approximately $40 million. The Navajo Plant currently disposes of CCR in a dry landfill storage area. APS estimates that its share of incremental costs to comply with the CCR rule for the Navajo Plant is approximately $1 million. Additionally, the CCR rule requires on-going groundwater monitoring. Depending upon the results of such monitoring at each of Cholla,

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Four Corners and the Navajo Plant, we may be required to take corrective actions. Because the initial monitoring at these plants is not yet complete, at the present time expenditures related to potential corrective actions cannot be reasonably estimated.

Clean Power Plan. On August 3, 2015, EPA finalized carbon pollution standards for existing, new, modified, and reconstructed electric generating units ("EGUs"). EPA’s final rules require newly built fossil fuel-fired EGUs, along with those undergoing modification or reconstruction, to meet CO2 performance standards based on a combination of best operating practices and equipment upgrades. EPA established separate performance standards for two types of EGUs: stationary combustion turbines, typically natural gas; and electric utility steam generating units, typically coal.

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

Prior to the court-imposed stay described below, ADEQ, with input from a technical working group comprised of Arizona utilities and other stakeholders, was working to develop a compliance plan for submittal to EPA. Since the imposition of the stay, ADEQ reports that it is continuing to assess its options while completing outreach and soliciting feedback from stakeholders. In addition to these on-going state proceedings, EPA has taken public comments on proposed model rules and a proposed federal compliance plan, which included consideration as to how the Clean Power Plan will apply to EGUs on tribal land such as the Navajo Nation.

The legality of the Clean Power Plan is being challenged in the U.S. Court of Appeals for the D.C. Circuit; the parties raising this challenge include, among others, the ACC. On February 9, 2016, the U.S. Supreme Court granted a stay of the Clean Power Plan pending judicial review of the rule, which temporarily delays compliance obligations under the Clean Power Plan. We cannot predict the extent of such a delay.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other environmental rules that could involve material compliance costs include those related to effluent limitations, the ozone national ambient air quality standard and other rules or matters involving the Clean Air Act, Clean Water Act, Endangered Species Act, the Navajo Nation, and water supplies for our power plants.  The financial impact of complying with current and future environmental rules could jeopardize the economic viability of our coal plants or the willingness or ability of power plant participants to fund any required equipment upgrades or continue their participation in these plants.  The economics of continuing to own certain resources, particularly our coal plants, may deteriorate, warranting early retirement of those plants, which may result in asset impairments.  APS would seek recovery in rates for the book value of any remaining investments in the plants as well as other costs related to early retirement, but cannot predict whether it would obtain such recovery.

Federal Agency Environmental Lawsuit Related to Four Corners

On December 21, 2015, several environmental groups filed a notice of intent to sue with Office of Surface Mining Reclamation and Enforcement ("OSM") and other federal agencies under the Endangered Species Act (“ESA”) alleging that OSM’s reliance on the Biological Opinion and Incidental Take Statement prepared in connection with a federal environmental review were not in accordance with applicable law. The environmental review was undertaken as part of the United States Department of the Interior's ("DOI's") review process necessary to allow for the effectiveness of lease amendments and related rights-of-way

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

renewals for Four Corners.  This review process also required separate environmental impact evaluations under the National Environmental Policy Act (“NEPA”) and culminated in the issuance of a Record of Decision justifying the agency action extending the life of the plant and the adjacent mine.

On April 20, 2016, the same environmental groups followed through with their notice of intent to sue by filing a lawsuit against OSM and other federal agencies in the District of Arizona.  Expanding upon the December 2015 ESA notice, the lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at the Four Corners Power Plant and the adjacent Navajo Mine past July 6, 2016.  We are monitoring the proceedings and intend to request the right to intervene in the litigation. We cannot predict the outcome of this matter or its potential effect on Four Corners.

 New Mexico Tax Matter

On May 23, 2013, the New Mexico Taxation and Revenue Department ("NMTRD") issued a notice of assessment for coal severance surtax, penalty, and interest totaling approximately $30 million related to coal supplied under the coal supply agreement for Four Corners (the "Assessment").  APS’s share of the Assessment is approximately $12 million.  For procedural reasons, on behalf of the Four Corners co-owners, including APS, the coal supplier made a partial payment of the Assessment in the amount of $0.8 million and immediately filed a refund claim with respect to that partial payment in August 2013.  The NMTRD denied the refund claim.  On December 19, 2013, the coal supplier and APS, on its own behalf and as operating agent for Four Corners, filed a complaint with the New Mexico District Court contesting both the validity of the Assessment and the refund claim denial.  On June 30, 2015, the court ruled that the Assessment was not valid and further ruled that APS and the other Four Corners co-owners receive a refund of all of the contested amounts previously paid under the applicable tax statute. The NMTRD filed an appeal of the decision on August 31, 2015.

On March 16, 2016, APS and the coal supplier entered into a final settlement agreement with the NMTRD with respect to the Assessment. Pursuant to the final settlement agreement, the NMTRD agreed to release the Assessment, dismiss its filed appeal, and release its rights to any other surtax claims with respect to the coal supply agreement. APS and the other Four Corners co-owners agreed to forgo refund rights with respect to all of the contested amounts previously paid under the applicable tax statute, as well as pay $1 million. APS's share of this settlement payment, together with its share of the partial payment described above is approximately $0.8 million.

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support certain debt arrangements, commodity contract collateral obligations, and other transactions. As of March 31, 2016, standby letters of credit totaled $79 million and will expire in 2016. As of March 31, 2016, surety bonds expiring through 2018 totaled $150 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  Based on historical experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnification provisions is likely.

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at March 31, 2016.

8.	Other Income and Other Expense

The following table provides detail of Pinnacle West's Consolidated other income and other expense for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Other income:
Interest income	$117	$110
Miscellaneous	—	125
Total other income	$117	$235
Other expense:
Non-operating costs	$(2,049)	$(2,249)
Investment losses — net	(518)	(495)
Miscellaneous	(1,471)	(1,542)
Total other expense	$(4,038)	$(4,286)

The following table provides detail of APS’s other income and other expense for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Other income:
Interest income	$73	$67
Gain on disposition of property	332	207
Miscellaneous	205	365
Total other income	$610	$639
Other expense:
Non-operating costs (a)	$(1,966)	$(2,517)
Loss on disposition of property	(426)	(643)
Miscellaneous	(2,358)	(2,194)
Total other expense	$(4,750)	$(5,354)

(a)  As defined by FERC, includes below-the-line non-operating utility expense (items excluded from utility rate recovery).

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income attributable to common shareholders	$4,453	$16,122
Weighted average common shares outstanding — basic	111,296	110,916
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	551	461
Weighted average common shares outstanding — diluted	111,847	111,377
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$0.04	$0.15
Net income attributable to common shareholders — diluted	$0.04	$0.14

10.	Fair Value Measurements

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We assess whether a market is active by obtaining observable broker quotes, reviewing actual market activity, and assessing the volume of transactions.  We consider broker quotes observable inputs when the quote is binding on the broker, we can validate the quote with market activity, or we can determine that the inputs the broker used to arrive at the quoted price are observable.

Certain instruments have been valued using the concept of Net Asset Value (“NAV”), as a practical expedient. These instruments are typically structured as investment companies offering shares or units to multiple investors for the purpose of providing a return. These instruments are similar to mutual funds; however, they are not traded on an exchange. During the first quarter of 2016 we retrospectively adopted new accounting guidance that requires instruments valued using NAV, as a practical expedient, to no longer be classified within the fair value hierarchy. As such, instruments valued using NAV, as a practical expedient, are included in our fair value disclosures and tables in a separate column; however, these investments are not classified within any of the fair value hierarchy levels. Prior to the adoption of this guidance these instruments were typically reported within Level 2 or Level 3. The adoption of this guidance changes our fair value disclosures, but does not impact the methodology for valuing these instruments, or our financial statement results.

Recurring Fair Value Measurements

We apply recurring fair value measurements to certain cash equivalents, derivative instruments, investments held in our nuclear decommissioning trust and plan assets held in our retirement and other benefit plans.  See Note 7 in the 2015 Form 10-K for the fair value discussion of plan assets held in our retirement and other benefit plans.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Investments Held in our Nuclear Decommissioning Trust

The nuclear decommissioning trust invests in fixed income securities and equity securities. Equity securities are held indirectly through commingled funds.  The commingled funds are valued using the funds' NAV as a practical expedient. The funds' NAV is primarily derived from the quoted active market prices of the underlying equity securities held by the funds.  We may transact in these commingled funds on a semi-monthly basis at the NAV.  The commingled funds are maintained by a bank and hold investments in accordance with the stated objective of tracking the performance of the S&P 500 Index.  Because the commingled funds' shares are offered to a limited group of investors, they are not considered to be traded in an active market. As these instruments are valued using NAV, as a practical expedient, they have not been classified within the fair value hierarchy.

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

We price securities using information provided by our trustee for our nuclear decommissioning trust assets. Our trustee uses pricing services that utilize the valuation methodologies described to determine fair market value. We have internal control procedures designed to ensure this information is consistent with fair value accounting guidance. These procedures include assessing valuations using an independent pricing source, verifying that pricing can be supported by actual recent market transactions, assessing hierarchy classifications, comparing investment returns with benchmarks, and obtaining and reviewing independent audit

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reports on the trustee’s internal operating controls and valuation processes. See Note 11 for additional discussion about our nuclear decommissioning trust.

Fair Value Tables

The following table presents the fair value at March 31, 2016, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at March 31, 2016
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$12,613	$23,847	$(11,759)	(b)	$24,701
Nuclear decommissioning trust:
U.S. commingled equity funds	—	—	—	319,971	(c)	319,971
Fixed income securities:
Cash and cash equivalent funds	11,535	—	—	(1,898)	(d)	9,637
U.S. Treasury	107,698	—	—	—		107,698
Corporate debt	—	101,687	—	—		101,687
Mortgage-backed securities	—	109,298	—	—		109,298
Municipal bonds	—	80,344	—	—		80,344
Other	—	23,319	—	—		23,319
Subtotal nuclear decommissioning trust	119,233	314,648	—	318,073		751,954
Total	$119,233	$327,261	$23,847	$306,314		$776,655
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(140,554)	$(63,354)	$25,022	(b)	$(178,886)

(a)	Primarily consists of heat rate options and other long-dated electricity contracts.

(b)	Represents counterparty netting, margin and collateral. See Note 6.

(c)	Valued using NAV as a practical expedient, and therefore not classified in the fair value hierarchy.

(d)	Represents nuclear decommissioning trust net pending securities sales and purchases.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value at December 31, 2015, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at December 31, 2015
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$22,992	$30,364	$(25,345)	(b)	$28,011
Nuclear decommissioning trust:
U.S. commingled equity funds	—	—	—	314,957	(c)	314,957
Fixed income securities:
Cash and cash equivalent funds	12,260	—	—	(335)	(d)	11,925
U.S. Treasury	117,245	—	—	—		117,245
Corporate debt	—	96,243	—	—		96,243
Mortgage-backed securities	—	99,065	—	—		99,065
Municipal bonds	—	72,206	—	—		72,206
Other	—	23,555	—	—		23,555
Subtotal nuclear decommissioning trust	129,505	291,069	—	314,622		735,196
Total	$129,505	$314,061	$30,364	$289,277		$763,207
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(144,044)	$(63,343)	$39,698	(b)	$(167,689)

(a)	Primarily consists of heat rate options and other long-dated electricity contracts.

(b)	Represents counterparty netting, margin and collateral. See Note 6.

(c)	Valued using NAV as a practical expedient, and therefore not classified in the fair value hierarchy.

(d)	Represents nuclear decommissioning trust net pending securities sales and purchases.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our option contracts classified as Level 3 primarily relate to purchase heat rate options.  The significant unobservable inputs at March 31, 2016 for these instruments include electricity prices, and volatilities. The significant unobservable inputs at December 31, 2015 for these instruments include electricity prices, gas prices and volatilities. If electricity prices and electricity price volatilities increase, we would expect the fair value of these options to increase, and if these valuation inputs decrease, we would expect the fair value of these options to decrease.  If natural gas prices and natural gas price volatilities increase, we would expect the fair value of these options to decrease, and if these inputs decrease, we would expect the fair value of the options to increase.  The commodity prices and volatilities do not always move in corresponding directions.  The options’ fair values are impacted by the net changes of these various inputs.

Other unobservable valuation inputs include credit and liquidity reserves which do not have a material impact on our valuations; however, significant changes in these inputs could also result in higher or lower fair value measurements.

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at March 31, 2016 and December 31, 2015:

	March 31, 2016 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$21,606	$51,305	Discounted cash flows	Electricity forward price (per MWh)	$13.97 - $39.61	$26.45
Option Contracts (b)	—	5,880	Option model	Electricity forward price (per MWh)	$19.46 - $37.93	$29.39
				Electricity price volatilities	47% - 72%	63%
				Natural gas price volatilities	38% - 45%	41%
Natural Gas:
Forward Contracts (a)	2,241	6,169	Discounted cash flows	Natural gas forward price (per MMBtu)	$1.65 - $3.11	$2.67
Total	$23,847	$63,354

(a)	Includes swaps and physical and financial contracts.

(b)	Electricity and natural gas price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$24,543	$54,679	Discounted cash flows	Electricity forward price (per MWh)	$15.92 - $40.73	$26.86
Option Contracts (b)	—	5,628	Option model	Electricity forward price (per MWh)	$23.87 - $44.13	$33.91
				Electricity price volatilities	40% - 59%	52%
				Natural gas price volatilities	32% - 40%	35%
Natural Gas:
Forward Contracts (a)	5,821	3,036	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.18 - $3.14	$2.61
Total	$30,364	$63,343

(a)	Includes swaps and physical and financial contracts.

(b)	Electricity and natural gas price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

The following table shows the changes in fair value for our risk management activities' assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
Commodity Contracts	2016	2015
Net derivative balance at beginning of period	$(32,979)	$(41,386)
Total net gains (losses) realized/unrealized:
Included in OCI	—	(262)
Deferred as a regulatory asset or liability	(9,103)	(10,747)
Settlements	1,765	310
Transfers into Level 3 from Level 2	262	(402)
Transfers from Level 3 into Level 2	548	3,673
Net derivative balance at end of period	$(39,507)	$(48,814)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—

Amounts included in earnings are recorded in either operating revenues or fuel and purchased power depending on the nature of the underlying contract.

Transfers reflect the fair market value at the beginning of the period and are triggered by a change in the lowest significant input as of the end of the period.  We had no significant Level 1 transfers to or from any

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

other hierarchy level.  Transfers in or out of Level 3 are typically related to our long-dated energy transactions that extend beyond available quoted periods.

Financial Instruments Not Carried at Fair Value

The carrying value of our net accounts receivable, accounts payable and short-term borrowings approximate fair value.  Our short-term borrowings are classified within Level 2 of the fair value hierarchy.  See Note 2 for our long-term debt fair values.

11.	Nuclear Decommissioning Trusts

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets.  See Note 10 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have deferred realized and unrealized gains and losses (including other-than-temporary impairments on investment securities) in other regulatory liabilities.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at March 31, 2016 and December 31, 2015 (dollars in thousands):

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
March 31, 2016
Equity securities	$319,971	$159,790	$(65)
Fixed income securities	433,881	18,250	(676)
Net payables (a)	(1,898)	—	—
Total	$751,954	$178,040	$(741)

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2015
Equity securities	$314,957	$157,098	$(115)
Fixed income securities	420,574	11,955	(2,645)
Net payables (a)	(335)	—	—
Total	$735,196	$169,053	$(2,760)

(a)	Net payables relate to pending purchases and sales of securities.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Realized gains	$2,438	$1,195
Realized losses	(1,786)	(525)
Proceeds from the sale of securities (a)	141,809	115,282

(a)	Proceeds are reinvested in the trust.

The fair value of fixed income securities, summarized by contractual maturities, at March 31, 2016 is as follows (dollars in thousands):

Fair Value
Less than one year	$11,633
1 year – 5 years	126,221
5 years – 10 years	101,773
Greater than 10 years	194,254
Total	$433,881

12.    New Accounting Standards

In May 2014, a new revenue recognition accounting standard was issued. This standard provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new revenue standard will be effective for us on January 1, 2018. The guidance may be adopted using a full retrospective application or a simplified transition method that allows entities to record a cumulative effect adjustment in retained earnings at the date of initial application. We are currently evaluating this new standard and the impacts it may have on our financial statements.

In January 2016, a new accounting standard was issued relating to the recognition and measurement of financial instruments. The new guidance will require certain investments in equity securities to be measured at fair value with changes in fair value recognized in net income, and modifies the impairment assessment of certain equity securities. The new guidance is effective for us on January 1, 2018. Certain aspects of the guidance may require a cumulative-effect adjustment and other aspects of the guidance are required to be adopted prospectively. We are currently evaluating this new accounting standard and the impacts it may have on our financial statements.

In February 2016, a new lease accounting standard was issued. This new standard supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require a lessee to reflect most operating lease arrangements on the balance sheet by recording a right-of-use asset and a lease liability that will initially be measured at the present value of lease payments. Among other changes, the new standard also modifies the definition of a lease, and requires expanded lease disclosures. The new standard will be effective for us on January 1, 2019, with early application permitted. The guidance must be adopted using a modified retrospective approach, with various optional practical expedients provided to

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

facilitate transition. We are currently evaluating this new accounting standard and the impacts it may have on our financial statements.

In March 2016, new stock compensation accounting guidance was issued that modifies the accounting for employee share-based payments. The new guidance will require all tax benefits and deficiencies arising from share-based payments to be recognized in net income, modifies the tax withholding threshold for awards to qualify for equity classification, simplifies accounting for forfeitures, and clarifies certain cash flow presentation matters. The new guidance is effective for us on January 1, 2017, with early application permitted. Certain aspects of the guidance must be adopted using a prospective approach and other aspects will be adopted using a retrospective approach. We are currently evaluating this new accounting standard and the impacts it may have on our financial statements.

In February 2015, new consolidation accounting guidance was issued that amends many aspects of the guidance relating to the analysis and consolidation of variable interest entities. We adopted this new guidance during the first quarter of 2016. The adoption did not impact our financial statements.

13.     Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance at beginning of period	$(44,748)	$(68,141)
Derivative Instruments
OCI (loss) before reclassifications	(693)	(800)
Amounts reclassified from accumulated other comprehensive loss (a)	1,141	1,976
Net current period OCI (loss)	448	1,176
Pension and Other Postretirement Benefits
Amounts reclassified from accumulated other comprehensive loss (b)	530	583
Net current period OCI (loss)	530	583
Balance at end of period	$(43,770)	$(66,382)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 6.

(b)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 4.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in APS's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance at beginning of period	$(27,097)	$(48,333)
Derivative Instruments
OCI (loss) before reclassifications	(693)	(800)
Amounts reclassified from accumulated other comprehensive loss (a)	1,141	1,976
Net current period OCI (loss)	448	1,176
Pension and Other Postretirement Benefits
Amounts reclassified from accumulated other comprehensive loss (b)	611	681
Net current period OCI (loss)	611	681
Balance at end of period	$(26,038)	$(46,476)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 6.

(b)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 4.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Notes that appear in Item 1 of this report.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see "Forward-Looking Statements" at the front of this report and "Risk Factors" in Part 1, Item 1A of the 2015 Form 10-K.

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

Areas of Business Focus

Operational Performance, Reliability and Recent Developments.

Nuclear. APS operates and is a joint owner of Palo Verde. The March 2011 earthquake and tsunamis in Japan and the resulting accident at Japan’s Fukushima Daiichi nuclear power station had a significant impact on nuclear power operators worldwide. In the aftermath of the accident, the NRC conducted an independent assessment to consider actions to address lessons learned from the Fukushima events. The independent assessment, named the "Near Term Task Force," recommended a number of proposed enhancements to U.S. commercial nuclear power plant equipment and emergency plans. The NRC has directed nuclear power plants to begin implementing some of the Near Term Task Force’s recommendations. Palo Verde has met the NRC's imposed deadlines for installation of equipment to address these requirements, and has minor additional work to perform in 2016. To implement these recommendations, Palo Verde has spent approximately $125 million on capital enhancements as of March 31, 2016 (APS’s share is 29.1%).

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

Cholla

On September 11, 2014, APS announced that it would close its 260 MW Unit 2 at Cholla and cease burning coal at Units 1 and 3 by the mid-2020s if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. (See Note 3 for details related to the resulting regulatory asset and Note 7 for details of the proposal.) APS believes that the environmental benefits of this proposal are greater in the long term than the benefits that would have resulted from adding emissions control equipment. APS closed Unit 2 on October 1, 2015.

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
When APS, or an affiliate of APS, ultimately acquires El Paso's interest in Four Corners, NTEC has the option to purchase the interest within a certain timeframe pursuant to an option granted by APS to NTEC. On December 29, 2015, NTEC notified APS of its intent to exercise the option. APS is negotiating a definitive purchase agreement with NTEC for the purchase by NTEC of the 7% interest. The 2016 Coal Supply Agreement contains alternate pricing terms for the 7% shortfall obligations in the event NTEC does not purchase the interest.

Lease Extension.  APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041.  The Navajo Nation approved these amendments in March 2011.  The effectiveness of the amendments also required the approval of the DOI, as did a related federal rights-of-way grant.  A federal environmental review was undertaken as part of the DOI review process, and culminated in the issuance by DOI of a record of decision on July 17, 2015 justifying the agency action extending the life of the plant and the adjacent mine.

On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the District of Arizona.  The lawsuit alleges that these federal agencies violated both the ESA and

NEPA in providing the federal approvals necessary to extend operations at the Four Corners Power Plant and the adjacent Navajo Mine past July 6, 2016.  We are monitoring the proceedings and intend to request the right to intervene in the litigation. We cannot predict the outcome of this matter or its potential effect on Four Corners.

Natural Gas.  APS has six natural gas power plants located throughout Arizona, including Ocotillo. Ocotillo is a 330 MW 4-unit gas plant located in the metropolitan Phoenix area.  In early 2014, APS announced a project to modernize the plant, which involves retiring two older 110 MW steam units, adding five 102 MW combustion turbines and maintaining two existing 55 MW combustion turbines.  In total, this increases the capacity of the site by 290 MW, to 620 MW, with completion targeted by summer 2019.  APS completed a competitive solicitation process in which the Ocotillo project was evaluated against other alternatives.  Consistent with the independent monitor’s report, the Ocotillo project was selected as the best alternative. APS must finalize the permitting process, including any EPA Environmental Appeals Board ("EAB") reviews, before construction can begin.  On April 21, 2016, the Sierra Club filed a petition with the EAB to review the Prevention of Significant Deterioration permit issued by Maricopa County, Arizona for the Ocotillo project. We will participate in the proceeding and expect a decision to be rendered by the EAB by the end of 2016. If the permit is upheld by the EAB, we do not expect a delay in the construction schedule for the project.

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

Renewable Energy.  The ACC approved the RES in 2006.  The renewable energy requirement is 6% of retail electric sales in 2016 and increases annually until it reaches 15% in 2025.  In the 2009 Settlement Agreement, APS agreed to exceed the RES standards, committing to use APS’s best efforts to obtain 1,700 GWh of new renewable resources to be in service by year-end 2015, in addition to its RES renewable resource commitments.  APS met its settlement commitment and RES target for 2015. Taken together, APS's commitment to renewable energy is currently estimated to be at least 12% of APS's estimated retail energy sales by year-end 2016, which is double the existing RES target of 6% for that year. APS believes that it will meet this commitment. A component of the RES targets development of distributed energy systems.

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

The following table summarizes renewable energy sources in APS's renewable portfolio that are in operation and under development as of April 29, 2016.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar (a)	189	49 (c)
Purchased Power Agreements:
Solar	310	—
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	6	—
Total Purchased Power Agreements	629	—
Total Distributed Energy: Solar (b)	484	39 (d)
Total Renewable Portfolio	1,302	88

(a)         Included in the 189 MW number is 170 MW of solar resources procured through the AZ Sun Program.
(b)          Includes rooftop solar facilities owned by third parties. Distributed generation is produced in DC and is converted to AC for reporting purposes.

(c)
This amount represents APS-owned grid scale and distributed generation projects currently under development. Projects include the 40 MW Red Rock Solar Plant and the Solar Partner Program. Upon completion of construction, these projects will be considered "in operation" for purposes of this table.

(d)	Applications received by APS that are not yet installed and online.

APS has developed owned solar resources through the ACC-approved AZ Sun Program.  APS has invested approximately $675 million in its AZ Sun Program.

In accordance with the ACC’s decision on the 2014 RES plan, on April 15, 2014, APS filed an application with the ACC requesting permission to build an additional 20 MW of APS-owned grid scale solar under the AZ Sun Program.  In a subsequent filing, APS also offered an alternative proposal to replace the 20 MW of grid scale solar with 10 MW (approximately 1,500 customers) of APS-owned residential solar that will not be under the AZ Sun Program. On December 19, 2014, the ACC voted that it had no objection to APS implementing its residential rooftop solar program. The first stage of the residential rooftop solar program, called the "Solar Partner Program", is to be 8 MW followed by a 2 MW second stage that will only be deployed if coupled with distributed storage. The program will target specific distribution feeders in an effort to maximize potential system benefits, as well as make systems available to limited-income customers who cannot easily install solar through transactions with third parties. The ACC expressly reserved that any determination of prudency of the residential rooftop solar program for rate making purposes shall not be made until the project is fully in service and APS requests cost recovery in a future rate case.

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

In March 2014 the ACC approved a Resource Savings Initiative that allows APS to count towards compliance with the ACC Electric Energy Efficiency Standards, savings from improvements to APS’s transmission and delivery system, generation and facilities that have been approved through a DSM Plan.

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

On June 1, 2015, APS filed its 2016 DSM Plan requesting a budget of $68.9 million and minor modifications to its DSM portfolio to increase energy savings and cost effectiveness of the programs. On April 1, 2016, APS filed an Amended DSM Plan that sought minor modifications to its 2015 DSM Plan and requested to continue the current DSMAC and current budget of $68.9 million.

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

On January 29, 2016, APS filed a NOI informing the ACC that APS intends to submit a rate case application in June 2016 using an adjusted test year ending December 31, 2015.  The NOI provides an overview of the key issues APS expects to address in its formal request such as rate design changes (residential, commercial and industrial), permission to defer for potential future recovery costs associated with the Ocotillo Modernization Project, permission to defer for potential future recovery costs associated with environmental standards compliance, inclusion of post-test year plant and modifications to certain adjustor mechanisms, among other items.  In its rate application, APS will request that its proposed pricing changes take effect in July 2017. APS is still developing the exact amount of the request.

APS has several recovery mechanisms in place that provide more timely recovery to APS of its fuel and transmission costs, and costs associated with the promotion and implementation of its demand side management and renewable energy efforts and customer programs.  These mechanisms are described more fully in Note 3.

As part of APS’s acquisition of SCE’s interest in Units 4 and 5 of Four Corners, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination.  On December 22, 2015, APS and SCE agreed to terminate the Transmission Termination Agreement and allow for the Transmission Agreement to expire according to its terms, which includes settling obligations in accordance with the terms of the Transmission Agreement. APS established a regulatory asset of $12 million in 2015 in connection with the payment required under the terms of the Transmission Agreement, which it expects to recover through its FERC-jurisdictional rates.

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

On October 20, 2015, the ACC voted to conduct a generic evidentiary hearing on the value and cost of distributed generation to gather information that will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A hearing commenced in April 2016.  APS cannot predict the outcome of this proceeding.

In 2015, Arizona jurisdictional utilities UNS Electric, Inc. and Tucson Electric Power Company both filed applications with the ACC requesting rate increases. These applications include rate design changes to mitigate the cost shift caused by net metering. On December 9, 2015 and February 23, 2016, APS filed testimony in the UNS Electric, Inc. rate case in support of the UNS Electric, Inc. proposed rate design changes. APS actively participated in the related hearings held in March 2016. APS has also intervened in the upcoming Tucson Electric Power Company rate case. The outcomes of these proceedings will not directly impact our financial position.

Appellate Review of Third-Party Regulatory Decision ("System Improvement Benefits" or "SIB"). In a recent appellate challenge to an ACC rate decision involving a water company, the Arizona Court of Appeals considered the question of how the ACC should determine the “fair value” of a utility’s property, as specified in the Arizona Constitution, in connection with authorizing the recovery of costs through rate adjustors outside of a rate case.  The Court of Appeals reversed the ACC’s method of finding fair value in that case, and raised questions concerning the relationship between the need for fair value findings and the recovery of capital and certain other utility costs through adjustors. The ACC sought review by the Arizona Supreme Court of this decision and APS filed a brief supporting the ACC’s petition to the Arizona Supreme Court for review of the Court of Appeals’ decision.  On February 9, 2016, the Arizona Supreme Court granted review of the decision and oral argument was conducted on March 22, 2016.   If the decision is upheld by the Supreme Court without modification, certain APS rate adjustors may require modification. This could in turn have an impact on APS’s ability to recover certain costs in between rate cases. APS cannot predict the outcome of this matter.

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

On March 29, 2016, TransCanyon entered into a strategic alliance agreement with Pacific Gas and Electric Company ("PG&E") to jointly pursue competitive transmission opportunities solicited by the California System Operator Corporation ("CAISO"), the operator for the majority of California's transmission grid. TransCanyon and PG&E intend to jointly engage in the development of future transmission infrastructure and compete to develop, build, own and operate transmission projects approved by the CAISO.

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

Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.3% for the three-month period ended March 31, 2016 compared with the prior-year period.  For the three years 2013 through 2015, APS’s customer growth averaged 1.3% per year. We currently expect annual customer growth to average in the range of 2.0-3.0% for 2016 through 2018 based on our assessment of modestly improving economic conditions in Arizona. Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 1.3% for the three-month period ended March 31, 2016 compared with the prior-year period, reflecting the effects of improving economic conditions and customer growth and an additional day of sales due to the leap year, partially offset by customer conservation and energy efficiency and distributed renewable generation initiatives.  For the three years 2013 through 2015, APS experienced annual increases in retail electricity sales averaging 0.1%, adjusted to exclude the effects of weather variations.  We currently estimate that annual retail electricity sales in kWh will increase on average in the range of 0.5-1.5% during 2016 through 2018, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A slower recovery of the Arizona economy could further impact these estimates.

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

Weather and Seasonality.  In forecasting the retail sales growth numbers provided above, we assume normal weather patterns based on historical data.  Historically, extreme weather variations have resulted in annual variations in net income in excess of $20 million.  However, our experience indicates that the more typical variations from normal weather can result in increases or decreases in annual net income of up to $10 million. Additionally, amounts reported in our interim Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual periods, due to the effects of seasonal temperature variations on energy consumption.

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

Operating Results — Three-month period ended March 31, 2016 compared with three-month period ended March 31, 2015.

Our consolidated net income attributable to common shareholders for the three months ended March 31, 2016 was $4 million, compared with consolidated net income attributable to common shareholders of $16 million for the prior-year period.  The results reflect a decrease of approximately $12 million for the regulated electricity segment primarily due to higher operations and maintenance expenses related to fossil generation and employee benefit costs, partially offset by the effects of weather, higher retail sales due to customer growth and changes in customer usage patterns and related pricing, and higher retail transmission revenues.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended March 31,
	2016	2015	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$455	$447	$8
Operations and maintenance	(243)	(215)	(28)
Depreciation and amortization	(119)	(121)	2
Taxes other than income taxes	(43)	(43)	—
All other income and expenses, net	8	6	2
Interest charges, net of allowance for borrowed funds used during construction	(46)	(44)	(2)
Income taxes	(2)	(8)	6
Less income related to noncontrolling interests (Note 5)	(5)	(5)	—
Regulated electricity segment income	5	17	(12)
All other	(1)	(1)	—
Net Income Attributable to Common Shareholders	$4	$16	$(12)

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $8 million higher for the three months ended March 31, 2016 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Effects of weather	$6	$2	$4
Higher retail sales due to customer growth and changes in customer usage patterns and related pricing	5	2	3
Higher retail transmission revenues	3	—	3
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(7)	(7)	—
Miscellaneous items, net	(1)	1	(2)
Total	$6	$(2)	$8

Operations and maintenance.  Operations and maintenance expenses increased $28 million for the three months ended March 31, 2016 compared with the prior-year period primarily because of:

•	An increase of $15 million in fossil generation costs primarily related to increased planned outage costs;

•	An increase of $10 million for employee benefit costs primarily related to stock compensation; and

•	An increase of $3 million related to miscellaneous other factors.

Income Taxes.  Income taxes were $6 million lower for the three months ended March 31, 2016 compared with the prior-year period, primarily because of lower taxable income in the current year.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2016, APS’s common equity ratio, as defined, was 55%.  Its total shareholder equity was approximately $4.7 billion, and total capitalization was approximately $8.6 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $3.4 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Many of APS’s current capital expenditure projects qualify for bonus depreciation. On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016 (H.R. 2029), which combined the tax and government funding bills (The Protecting Americans from Tax Hikes Act and Omnibus Bill) containing an extension of bonus depreciation through 2019.  Enactment of this legislation is expected to generate approximately $375-$425 million of cash tax benefits over the next three years, which is expected to be fully realized by APS and Pinnacle West Consolidated during this time frame.  The cash generated by the extension of bonus depreciation is an acceleration of the tax benefits that APS would have otherwise received over 20 years and reduces rate base for ratemaking purposes.  At Pinnacle West Consolidated, the extension of bonus depreciation will, in turn, delay until 2019 full cash realization of approximately $82 million of currently unrealized Investment Tax Credits, which are recorded as a deferred tax asset on the Condensed Consolidated Balance Sheet as of December 31, 2015.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the three months ended March 31, 2016 and 2015 (dollars in millions):

Pinnacle West Consolidated

	Three Months Ended March 31,		Net
	2016	2015	Change
Net cash flow provided by operating activities	$144	$144	$—
Net cash flow used for investing activities	(372)	(233)	(139)
Net cash flow provided by financing activities	203	93	110
Net increase (decrease) in cash and cash equivalents	$(25)	$4	$(29)

Arizona Public Service Company

	Three Months Ended March 31,		Net
	2016	2015	Change
Net cash flow provided by operating activities	$154	$153	$1
Net cash flow used for investing activities	(363)	(232)	(131)
Net cash flow provided by financing activities	192	81	111
Net increase (decrease) in cash and cash equivalents	$(17)	$2	$(19)

Operating Cash Flows

Three-month period ended March 31, 2016 compared with three-month period ended March 31, 2015.  Pinnacle West’s consolidated net cash provided by operating activities was $144 million in 2016 compared to $144 million in 2015, reflecting no change in net cash provided.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 116% funded as of January 1, 2015 and is estimated to be approximately 116% funded as of January 1, 2016.  Under GAAP, the qualified pension plan was 89% funded as of January 1, 2015 and is estimated to be approximately 88% funded as of January 1, 2016. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We made voluntary contributions of $60 million to our pension plan year-to-date in 2016. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $300 million during the 2016-2018 period. We expect to make contributions of approximately $1 million in each of the next three years to our other postretirement benefit plans.

Investing Cash Flows

Three-month period ended March 31, 2016 compared with three-month period ended March 31, 2015.  Pinnacle West’s consolidated net cash used for investing activities was $372 million in 2016, compared to $233 million in 2015, an increase of $139 million in net cash used primarily related to increased capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2016	2017	2018
APS
Generation:
Nuclear Fuel	$81	$78	$81
Renewables	110	1	1
Environmental	232	194	90
New Gas Generation	77	234	115
Other Generation	139	140	217
Distribution	364	354	382
Transmission	114	200	150
Other (a)	88	84	88
Total APS	$1,205	$1,285	$1,124

(a)         Primarily information systems and facilities projects.

Generation capital expenditures are comprised of various improvements to APS’s existing fossil, renewable and nuclear plants.  Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment.  The estimated renewables capital expenditures include a grid scale solar facility. We have not included estimated costs for Cholla's compliance with EPA’s regional haze rule since we have challenged the regional haze rule judicially and we have proposed a compromise strategy to EPA, which, if approved, would allow us to avoid expenditures related to environmental control equipment. We are monitoring the status of other environmental matters, which, depending on their final outcome, could require modification to our planned environmental expenditures.

On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. On December 29, 2015, NTEC notified APS of its intent to exercise its option to purchase the 7% interest. The table above does not include capital expenditures related to El Paso's 7% interest in Four Corners Units 4 and 5 of approximately $30 million in 2016 and $25 million in 2017.

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

Financing Cash Flows and Liquidity

Three-month period ended March 31, 2016 compared with three-month period ended March 31, 2015.  Pinnacle West’s consolidated net cash provided by financing activities was $203 million in 2016, compared to $93 million of net cash provided in 2015, an increase of $110 million in net cash provided.  The increase in net cash provided by financing activities is primarily due to a $365 million net change in short-term borrowings and $250 million lower issuances of long-term debt.

Significant Financing Activities.  On April 20, 2016, the Pinnacle West Board of Directors declared a dividend of $0.625 per share of common stock, payable on June 1, 2016 to shareholders of record on May 2, 2016.

On April 22, 2016, APS entered into a $100 million term loan facility that matures April 22, 2019. Interest rates are based on APS's senior unsecured debt credit ratings. APS used the proceeds to repay and refinance existing short-term indebtedness.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

During the first quarter of 2016, APS increased its commercial paper program from $250 million to $500 million.

At March 31, 2016, Pinnacle West had a $200 million revolving credit facility that matures in May 2019. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At March 31, 2016, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

At March 31, 2016, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in September 2020 and a $500 million facility that matures in May 2019.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2016, APS had $262 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

 See "Financial Assurances" in Note 7 for a discussion of APS’s separate outstanding letters of credit.

Other Financing Matters. See Note 6 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At March 31, 2016, the ratio was approximately 48% for Pinnacle West and 47% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of April 22, 2016 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	A3	A-	A-
Commercial paper	P-2	A-2	F2
Outlook	Stable	Stable	Stable

APS
Corporate credit rating	A2	A-	A-
Senior unsecured	A2	A-	A
Commercial paper	P-1	A-2	F2
Outlook	Stable	Stable	Stable

Off-Balance Sheet Arrangements

See Note 5 for a discussion of the impacts on our financial statements of consolidating certain VIEs.

Contractual Obligations

There have been no material changes, as of March 31, 2016, outside the normal course of business in contractual obligations from the information provided in our 2015 Form 10-K. See Note 2 for discussion regarding changes in our long-term debt obligations.

CRITICAL ACCOUNTING POLICIES

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex, and actual results could differ from those estimates.  There have been no changes to our critical accounting policies since our 2015 Form 10-K.  See "Critical Accounting Policies" in Item 7 of the 2015 Form 10-K for further details about our critical accounting policies.

OTHER ACCOUNTING MATTERS

During the first quarter of 2016, we adopted new consolidation accounting guidance. The adoption of this guidance did not impact our financial statements.
We are currently evaluating the impacts of adopting the following new accounting standards:

•	Stock compensation guidance effective for us January 1, 2017

•	Revenue recognition guidance effective for us January 1, 2018

•	Financial instrument recognition and measurement guidance effective for us January 1, 2018

•	Lease accounting guidance effective for us January 1, 2019

See Note 12 for additional information related to accounting matters.

MARKET AND CREDIT RISKS

Market Risks

Our operations include managing market risks related to changes in interest rates, commodity prices and investments held by our nuclear decommissioning trust fund and benefit plan assets.

Interest Rate and Equity Risk

We have exposure to changing interest rates.  Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trust fund (see Note 10 and Note 11) and benefit plan assets.  The nuclear decommissioning trust fund and benefit plan assets also have risks associated with the changing market value of their equity and other non-fixed income investments.  Nuclear decommissioning and benefit plan costs are recovered in regulated electricity prices.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended March 31,
	2016	2015
Mark-to-market of net positions at beginning of year	$(154)	$(115)
Increase in regulatory asset/liability	(14)	(41)
Recognized in OCI:
Mark-to-market losses realized during the period	1	1
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(167)	$(155)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at March 31, 2016 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, "Derivative Accounting" and "Fair Value Measurements," in Item 8 of our 2015 Form 10-K and Note 10 for more discussion of our valuation methods.

Source of Fair Value	2016	2017	2018	2019	2020	Total fair value
Observable prices provided by other external sources	$(71)	$(39)	$(17)	$(1)	$—	$(128)
Prices based on unobservable inputs	(13)	(9)	(8)	(7)	(2)	(39)
Total by maturity	$(84)	$(48)	$(25)	$(8)	$(2)	$(167)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 (dollars in millions):

	March 31, 2016 Gain (Loss)		December 31, 2015 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) or OCI (a)
Electricity	$2	$(2)	$2	$(2)
Natural gas	36	(36)	35	(35)
Total	$38	$(38)	$37	$(37)

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

Credit Risk

We are exposed to losses in the event of non-performance or non-payment by counterparties.  See Note 6 for a discussion of our credit valuation adjustment policy.

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of March 31, 2016.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of March 31, 2016.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.                   LEGAL PROCEEDINGS

See "Business of Arizona Public Service Company — Environmental Matters" in Item 1 of the 2015 Form 10-K with regard to pending or threatened litigation and other disputes.

See Note 3 for ACC and FERC-related matters.

See Note 7 for information regarding environmental matters, Superfund-related matters, matters related to a September 2011 power outage and a New Mexico tax matter.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Areas of Business Focus - Operational Performance, Reliability and Recent Developments - Natural Gas" for information regarding the appeal of a permit related to our Ocotillo modernization project.

Item 1A.                RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A — Risk Factors in the 2015 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS.  The risks described in the 2015 Form 10-K are not the only risks facing Pinnacle West and APS.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about our purchases of our common stock during the first quarter of 2016.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2016	—	—
February 1 - February 29, 2016	71,962	67.81
March 1 - March 31, 2016	—	—
Total	71,962	$67.81	--	--

(a) Represents shares of common stock withheld by Pinnacle West to satisfy tax withholding obligations upon the vesting of performance and restricted stock.

Item 5.                OTHER INFORMATION

None

Item 6.                 EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description
10.1	Pinnacle West APS	Term Loan Agreement dated as of April 22, 2016 among APS, as Borrower, Toronto Dominion (Texas) LLC, as Agent and such institutions compromising the lenders party thereto

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Pinnacle West APS	XBRL Instance Document

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document
________________________________
*Furnished herewith as an Exhibit.

In addition, Pinnacle West and APS hereby incorporate the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit(1)	Date Filed

3.1	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of May 19, 2010	3.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/3/2010

3.2	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/7/2008

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9/29/1993

3.4	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2012

3.5	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K, File Nos. 1-8962 and 1-4473	2/20/2009

10.11.6	Pinnacle West	Five-Year Credit Agreement dated as of September 2, 2015 among APS, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto	10.1 to Pinnacle West/APS September 30, 2015 Form 10-Q Report, File Nos. 1-8962 and 1-4473	10/30/2015

10.11.7	Pinnacle West
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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	April 29, 2016	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	April 29, 2016	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)