Form 10-Q
period 2016-06-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2016-08-02
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

PINNACLE WEST CAPITAL CORPORATION

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

ARIZONA PUBLIC SERVICE COMPANY

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of July 22, 2016: 111,174,772
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of July 22, 2016: 71,264,947

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

OPERATING REVENUES	$915,394	$890,648	$1,592,561	$1,561,867

OPERATING EXPENSES
Fuel and purchased power	274,848	281,477	496,133	504,714
Operations and maintenance	242,279	210,965	485,474	425,909
Depreciation and amortization	123,073	122,739	242,549	243,688
Taxes other than income taxes	42,117	43,032	84,618	86,248
Other expenses	1,329	462	1,877	1,651
Total	683,646	658,675	1,310,651	1,262,210
OPERATING INCOME	231,748	231,973	281,910	299,657
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	10,369	9,345	20,885	18,569
Other income (Note 8)	197	175	314	410
Other expense (Note 8)	(2,842)	(2,609)	(6,880)	(6,895)
Total	7,724	6,911	14,319	12,084
INTEREST EXPENSE
Interest charges	52,849	48,328	103,593	96,727
Allowance for borrowed funds used during construction	(5,301)	(4,322)	(10,528)	(8,538)
Total	47,548	44,006	93,065	88,189
INCOME BEFORE INCOME TAXES	191,924	194,878	203,164	223,552
INCOME TAXES	65,742	67,371	67,656	75,318
NET INCOME	126,182	127,507	135,508	148,234
Less: Net income attributable to noncontrolling interests (Note 5)	4,874	4,605	9,747	9,210
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$121,308	$122,902	$125,761	$139,024

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	111,368	110,986	111,336	110,958
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	112,004	111,460	111,930	111,426

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$1.09	$1.11	$1.13	$1.25
Net income attributable to common shareholders — diluted	$1.08	$1.10	$1.12	$1.25

DIVIDENDS DECLARED PER SHARE	$1.25	$1.19	$1.25	$1.19

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

NET INCOME	$126,182	$127,507	$135,508	$148,234

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax expense of $80, $16, $626 and $489 for the respective periods	128	25	(566)	(775)
Reclassification of realized loss, net of tax benefit of $392, $556, $191 and $923 for the respective periods	624	874	1,766	2,850
Pension and other postretirement benefits activity, net of tax benefit (expense) of $439, $74, $(206) and $(793) for the respective periods	(701)	(117)	(171)	466
Total other comprehensive income	51	782	1,029	2,541

COMPREHENSIVE INCOME	126,233	128,289	136,537	150,775
Less: Comprehensive income attributable to noncontrolling interests	4,874	4,605	9,747	9,210

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$121,359	$123,684	$126,790	$141,565

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$43,040	$39,488
Customer and other receivables	278,900	274,691
Accrued unbilled revenues	197,571	96,240
Allowance for doubtful accounts	(2,755)	(3,125)
Materials and supplies (at average cost)	241,612	234,234
Fossil fuel (at average cost)	36,768	45,697
Income tax receivable	—	589
Assets from risk management activities (Note 6)	16,676	15,905
Regulatory assets (Note 3)	108,596	149,555
Other current assets	42,979	37,242
Total current assets	963,387	890,516
INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 6)	5,464	12,106
Nuclear decommissioning trust (Note 11)	767,416	735,196
Other assets	54,401	52,518
Total investments and other assets	827,281	799,820
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	16,663,962	16,222,232
Accumulated depreciation and amortization	(5,733,857)	(5,594,094)
Net	10,930,105	10,628,138
Construction work in progress	966,146	816,307
Palo Verde sale leaseback, net of accumulated depreciation (Note 5)	115,450	117,385
Intangible assets, net of accumulated amortization	108,751	123,975
Nuclear fuel, net of accumulated amortization	120,408	123,139
Total property, plant and equipment	12,240,860	11,808,944
DEFERRED DEBITS
Regulatory assets (Note 3)	1,190,622	1,214,146
Assets for other postretirement benefits (Note 4)	186,505	185,997
Other	129,910	128,835
Total deferred debits	1,507,037	1,528,978

TOTAL ASSETS	$15,538,565	$15,028,258

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2016	December 31, 2015
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$316,589	$297,480
Accrued taxes	145,167	138,600
Accrued interest	57,927	56,305
Common dividends payable	69,484	69,363
Short-term borrowings (Note 2)	64,140	—
Current maturities of long-term debt (Note 2)	293,580	357,580
Customer deposits	79,136	73,073
Liabilities from risk management activities (Note 6)	55,338	77,716
Liabilities for asset retirements (Note 14)	15,513	28,573
Deferred fuel and purchased power regulatory liability (Note 3)	2,439	9,688
Other regulatory liabilities (Note 3)	113,733	136,078
Other current liabilities	265,498	197,861
Total current liabilities	1,478,544	1,442,317
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 2)	3,897,835	3,462,391
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,794,741	2,723,425
Regulatory liabilities (Note 3)	1,010,821	994,152
Liabilities for asset retirements (Note 14)	446,324	415,003
Liabilities for pension benefits (Note 4)	440,919	480,998
Liabilities from risk management activities (Note 6)	52,212	89,973
Customer advances	101,568	115,609
Coal mine reclamation	203,623	201,984
Deferred investment tax credit	184,998	187,080
Unrecognized tax benefits	9,772	9,524
Other	198,025	186,345
Total deferred credits and other	5,443,003	5,404,093
COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 111,175,500 and 111,095,402 issued at respective dates	2,549,498	2,541,668
Treasury stock at cost; 1,900 and 115,030 shares at respective dates	(130)	(5,806)
Total common stock	2,549,368	2,535,862
Retained earnings	2,079,619	2,092,803
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(37,764)	(37,593)
Derivative instruments	(5,955)	(7,155)
Total accumulated other comprehensive loss	(43,719)	(44,748)
Total shareholders’ equity	4,585,268	4,583,917
Noncontrolling interests (Note 5)	133,915	135,540
Total equity	4,719,183	4,719,457

TOTAL LIABILITIES AND EQUITY	$15,538,565	$15,028,258
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$135,508	$148,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	282,291	282,218
Deferred fuel and purchased power	(21,026)	11,711
Deferred fuel and purchased power amortization	13,778	11,424
Allowance for equity funds used during construction	(20,885)	(18,569)
Deferred income taxes	65,881	65,377
Deferred investment tax credit	(2,083)	(2,218)
Change in derivative instruments fair value	(237)	(225)
Changes in current assets and liabilities:
Customer and other receivables	(19,898)	(17,402)
Accrued unbilled revenues	(101,331)	(84,683)
Materials, supplies and fossil fuel	1,551	(18,311)
Income tax receivable	589	3,098
Other current assets	(5,649)	(8,728)
Accounts payable	47,621	36,634
Accrued taxes	6,567	15,199
Other current liabilities	53,912	(13,138)
Change in margin and collateral accounts — assets	(34)	(4,552)
Change in margin and collateral accounts — liabilities	18,010	26,853
Change in other long-term assets	(41,101)	(1,616)
Change in other long-term liabilities	9,011	(37,012)
Net cash flow provided by operating activities	422,475	394,294
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(731,609)	(531,035)
Contributions in aid of construction	29,127	41,010
Allowance for borrowed funds used during construction	(10,528)	(8,538)
Proceeds from nuclear decommissioning trust sales	290,594	225,779
Investment in nuclear decommissioning trust	(291,734)	(234,651)
Other	(1,307)	(2,068)
Net cash flow used for investing activities	(715,457)	(509,503)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	445,933	600,000
Repayment of long-term debt	(76,850)	(344,847)
Short-term borrowing and payments — net	64,140	10,100
Dividends paid on common stock	(135,335)	(128,241)
Common stock equity issuance - net of purchases	10,017	12,161
Distributions to noncontrolling interests	(11,372)	(28,012)
Other	1	1
Net cash flow provided by financing activities	296,534	121,162

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,552	5,953

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,488	7,604

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,040	$13,557
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2015	110,649,762	$2,512,970	(78,400)	$(3,401)	$1,926,065	$(68,141)	$151,609	$4,519,102
Net income		—		—	139,024	—	9,210	148,234
Other comprehensive income		—		—	—	2,541	—	2,541
Dividends on common stock		—		—	(131,833)	—	—	(131,833)
Issuance of common stock	215,268	13,975		—	—	—	—	13,975
Purchase of treasury stock (a)		—	(93,280)	(6,096)	—	—	—	(6,096)
Reissuance of treasury stock for stock-based compensation and other		—	118,121	7,732	—	—	—	7,732
Capital activities by noncontrolling interests		—		—	—	—	(28,012)	(28,012)
Balance, June 30, 2015	110,865,030	$2,526,945	(53,559)	$(1,765)	$1,933,256	$(65,600)	$132,807	$4,525,643

Balance, January 1, 2016	111,095,402	$2,541,668	(115,030)	$(5,806)	$2,092,803	$(44,748)	$135,540	$4,719,457
Net income		—		—	125,761	—	9,747	135,508
Other comprehensive income		—		—	—	1,029	—	1,029
Dividends on common stock		—		—	(138,947)	—	—	(138,947)
Issuance of common stock	80,098	7,830		—	—	—	—	7,830
Purchase of treasury stock (a)		—	(71,962)	(4,880)	—	—	—	(4,880)
Reissuance of treasury stock for stock-based compensation and other		—	185,092	10,556	2	—	—	10,558
Capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Balance, June 30, 2016	111,175,500	$2,549,498	(1,900)	$(130)	$2,079,619	$(43,719)	$133,915	$4,719,183
(a)    Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

ELECTRIC OPERATING REVENUES	$909,757	$889,723	$1,586,389	$1,560,391

OPERATING EXPENSES
Fuel and purchased power	274,848	281,477	496,133	504,714
Operations and maintenance	233,712	208,031	472,423	417,978
Depreciation and amortization	123,033	122,716	242,479	243,642
Income taxes	70,444	71,672	76,294	83,911
Taxes other than income taxes	42,036	43,123	84,446	86,109
Total	744,073	727,019	1,371,775	1,336,354
OPERATING INCOME	165,684	162,704	214,614	224,037

OTHER INCOME (DEDUCTIONS)
Income taxes	1,721	2,980	3,536	5,131
Allowance for equity funds used during construction	10,369	9,345	20,885	18,569
Other income (Note 8)	5,747	710	6,357	1,349
Other expense (Note 8)	(4,430)	(2,449)	(9,180)	(7,803)
Total	13,407	10,586	21,598	17,246

INTEREST EXPENSE
Interest on long-term debt	48,903	44,826	95,722	90,254
Interest on short-term borrowings	1,930	1,705	4,007	2,879
Debt discount, premium and expense	1,195	1,103	2,334	2,237
Allowance for borrowed funds used during construction	(4,999)	(4,311)	(10,039)	(8,527)
Total	47,029	43,323	92,024	86,843

NET INCOME	132,062	129,967	144,188	154,440

Less: Net income attributable to noncontrolling interests (Note 5)	4,874	4,605	9,747	9,210

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$127,188	$125,362	$134,441	$145,230

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

NET INCOME	$132,062	$129,967	$144,188	$154,440

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax expense of $80, $16, $626 and $489 for the respective periods	128	25	(566)	(775)
Reclassification of realized loss, net of tax benefit of $392, $556, $191 and $923 for the respective periods	624	874	1,766	2,850
Pension and other postretirement benefits activity, net of tax benefit (expense) of $403, $47, $(156) and $(722) for the respective periods	(642)	(74)	(31)	607
Total other comprehensive income	110	825	1,169	2,682

COMPREHENSIVE INCOME	132,172	130,792	145,357	157,122
Less: Comprehensive income attributable to noncontrolling interests	4,874	4,605	9,747	9,210

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$127,298	$126,187	$135,610	$147,912

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2016	December 31, 2015
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$16,660,370	$16,218,724
Accumulated depreciation and amortization	(5,730,672)	(5,590,937)
Net	10,929,698	10,627,787

Construction work in progress	948,472	812,845
Palo Verde sale leaseback, net of accumulated depreciation (Note 5)	115,450	117,385
Intangible assets, net of accumulated amortization	108,596	123,820
Nuclear fuel, net of accumulated amortization	120,408	123,139
Total property, plant and equipment	12,222,624	11,804,976

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 11)	767,416	735,196
Assets from risk management activities (Note 6)	5,464	12,106
Other assets	34,843	34,455
Total investments and other assets	807,723	781,757

CURRENT ASSETS
Cash and cash equivalents	31,207	22,056
Customer and other receivables	278,692	274,428
Accrued unbilled revenues	197,571	96,240
Allowance for doubtful accounts	(2,755)	(3,125)
Materials and supplies (at average cost)	241,612	234,234
Fossil fuel (at average cost)	36,768	45,697
Assets from risk management activities (Note 6)	16,676	15,905
Regulatory assets (Note 3)	108,596	149,555
Other current assets	39,602	35,765
Total current assets	947,969	870,755

DEFERRED DEBITS
Regulatory assets (Note 3)	1,190,622	1,214,146
Assets for other postretirement benefits (Note 4)	183,131	182,625
Other	128,348	127,923
Total deferred debits	1,502,101	1,524,694

TOTAL ASSETS	$15,480,417	$14,982,182

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2016	December 31, 2015
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,379,696
Retained earnings	2,143,934	2,148,493
Accumulated other comprehensive (loss):
Pension and other postretirement benefits	(19,973)	(19,942)
Derivative instruments	(5,955)	(7,155)
Total shareholder equity	4,675,864	4,679,254
Noncontrolling interests (Note 5)	133,915	135,540
Total equity	4,809,779	4,814,794
Long-term debt less current maturities (Note 2)	3,772,835	3,337,391
Total capitalization	8,582,614	8,152,185
CURRENT LIABILITIES
Short-term borrowings (Note 2)	64,140	—
Current maturities of long-term debt (Note 2)	293,580	357,580
Accounts payable	311,655	291,574
Accrued taxes	161,629	144,488
Accrued interest	57,627	56,003
Common dividends payable	69,500	69,400
Customer deposits	79,136	73,073
Liabilities from risk management activities (Note 6)	55,338	77,716
Liabilities for asset retirements (Note 14)	15,513	28,573
Deferred fuel and purchased power regulatory liability (Note 3)	2,439	9,688
Other regulatory liabilities (Note 3)	113,733	136,078
Other current liabilities	239,926	180,535
Total current liabilities	1,464,216	1,424,708
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,830,006	2,764,489
Regulatory liabilities (Note 3)	1,010,821	994,152
Liabilities for asset retirements (Note 14)	446,324	415,003
Liabilities for pension benefits (Note 4)	419,545	459,065
Liabilities from risk management activities (Note 6)	52,212	89,973
Customer advances	101,568	115,609
Coal mine reclamation	203,623	201,984
Deferred investment tax credit	184,998	187,080
Unrecognized tax benefits	35,497	35,251
Other	148,993	142,683
Total deferred credits and other	5,433,587	5,405,289
COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)

TOTAL LIABILITIES AND EQUITY	$15,480,417	$14,982,182

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$144,188	$154,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	282,221	282,172
Deferred fuel and purchased power	(21,026)	11,711
Deferred fuel and purchased power amortization	13,778	11,424
Allowance for equity funds used during construction	(20,885)	(18,569)
Deferred income taxes	60,131	24,442
Deferred investment tax credit	(2,083)	(2,218)
Change in derivative instruments fair value	(237)	(225)
Changes in current assets and liabilities:
Customer and other receivables	(19,809)	(9,250)
Accrued unbilled revenues	(101,331)	(84,683)
Materials, supplies and fossil fuel	1,551	(18,311)
Other current assets	(3,749)	(8,193)
Accounts payable	48,593	37,656
Accrued taxes	17,141	68,382
Other current liabilities	44,711	(31,408)
Change in margin and collateral accounts — assets	(34)	(4,552)
Change in margin and collateral accounts — liabilities	18,010	26,853
Change in other long-term assets	(38,780)	(3,564)
Change in other long-term liabilities	3,979	(30,337)
Net cash flow provided by operating activities	426,369	405,770
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(717,729)	(530,850)
Contributions in aid of construction	29,127	41,010
Allowance for borrowed funds used during construction	(10,039)	(8,527)
Proceeds from nuclear decommissioning trust sales	290,594	225,779
Investment in nuclear decommissioning trust	(291,734)	(234,651)
Other	(388)	(614)
Net cash flow used for investing activities	(700,169)	(507,853)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	445,933	600,000
Short-term borrowings and payments — net	64,140	10,100
Repayment of long-term debt	(76,850)	(344,847)
Dividends paid on common stock	(138,900)	(131,700)
Distributions to noncontrolling interests	(11,372)	(28,012)
Net cash flow provided by financing activities	282,951	105,541
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,151	3,458
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,056	4,515
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,207	$7,973
Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	$8,772	$184
Interest, net of amounts capitalized	$88,066	$82,651
Significant non-cash investing and financing activities:
Accrued capital expenditures	$55,286	$38,985
Dividends declared but not yet paid	$69,500	$65,900

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2015	71,264,947	$178,162	$2,379,696	$1,968,718	$(48,333)	$151,609	$4,629,852
Net income		—	—	145,230	—	9,210	154,440
Other comprehensive income		—	—	—	2,682	—	2,682
Dividends on common stock		—	—	(131,800)	—	—	(131,800)
Other		—	—	2	—	—	2
Net capital activities by noncontrolling interests		—	—	—	—	(28,012)	(28,012)
Balance, June 30, 2015	71,264,947	$178,162	$2,379,696	$1,982,150	$(45,651)	$132,807	$4,627,164

Balance, January 1, 2016	71,264,947	$178,162	$2,379,696	$2,148,493	$(27,097)	$135,540	$4,814,794
Net income		—	—	134,441	—	9,747	144,188
Other comprehensive income		—	—	—	1,169	—	1,169
Dividends on common stock		—	—	(139,000)	—	—	(139,000)
Net capital activities by noncontrolling interests		—	—	—	—	(11,372)	(11,372)
Balance, June 30, 2016	71,264,947	$178,162	$2,379,696	$2,143,934	$(25,928)	$133,915	$4,809,779

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Consolidation and Nature of Operations

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

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Cash paid during the period for:
Income taxes, net of refunds	$2,503	$1,834
Interest, net of amounts capitalized	89,109	84,008
Significant non-cash investing and financing activities:
Accrued capital expenditures	$55,286	$38,985
Dividends accrued but not yet paid	69,484	65,933

2.	Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle West

On May 13, 2016, Pinnacle West replaced its $200 million revolving credit facility that would have matured in May 2019, with a new $200 million facility that matures in May 2021. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At June 30, 2016, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

APS

During the first quarter of 2016, APS increased its commercial paper program from $250 million to $500 million.

On April 22, 2016, APS entered into a $100 million term loan facility that matures April 22, 2019. Interest rates are based on APS's senior unsecured debt credit ratings. APS used the proceeds to repay and refinance existing short-term indebtedness.

On May 6, 2016, APS issued $350 million of 3.75% unsecured senior notes that mature on May 15, 2046. The net proceeds from the sale were used to redeem and cancel pollution control bonds (see details below), and to repay commercial paper borrowings and replenish cash temporarily used to fund capital expenditures.

On May 13, 2016, APS replaced its $500 million revolving credit facility that would have matured in May 2019, with a new $500 million facility that matures in May 2021.

On June 1, 2016, APS redeemed at par and canceled all $64 million of the Navajo County, Arizona Pollution Control Corporation Revenue Refunding Bonds (Arizona Public Service Company Cholla Project), 2009 Series D and E.

On June 1, 2016, APS redeemed at par and canceled all $13 million of the Coconino County, Arizona Pollution Control Corporation Revenue Refunding Bonds (Arizona Public Service Company Navajo Project), 2009 Series A.

On August 1, 2016, APS repaid at maturity APS’s $250 million aggregate principal amount of 6.25% senior notes due August 1, 2016.

At June 30, 2016, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in September 2020 and the $500 million facility that matures in May 2021.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At June 30, 2016, APS had $64 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

See "Financial Assurances" in Note 7 for a discussion of APS’s separate outstanding letters of credit.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	As of June 30, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$125,000	$125,000	$125,000	$125,000
APS	4,066,415	4,658,591	3,694,971	3,981,367
Total	$4,191,415	$4,783,591	$3,819,971	$4,106,367

Debt Provisions

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At June 30, 2016, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $4.7 billion, and total capitalization was approximately $8.9 billion.  APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $3.6 billion, assuming APS’s total capitalization remains the same.

3.	Regulatory Matters

Retail Rate Case Filing with the Arizona Corporation Commission

On June 1, 2016, APS filed an application with the ACC for an annual increase in retail base rates of $165.9 million. This amount excludes amounts that are currently collected on customer bills through adjustor mechanisms. The application requests that some of the balances in these adjustor accounts (aggregating to approximately $267.6 million as of December 31, 2015) be transferred into base rates through the ratemaking process. This transfer would not have an incremental effect on customer bills. The average annual customer bill impact of APS’s request is an increase of 5.74% (the average annual bill impact for a typical APS residential customer is 7.96%).

The principal provisions of the application are:

•	a test year ended December 31, 2015, adjusted as described below;

•
an original cost rate base of $6.8 billion, which approximates the ACC-jurisdictional portion of the book value of utility assets, net of accumulated depreciation and other credits, as of December 31, 2015;

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	the following proposed capital structure and costs of capital:

	Capital Structure	Cost of Capital
Long-term debt	44.2%	5.13%
Common stock equity	55.8%	10.50%
Weighted-average cost of capital		8.13%

•	a 1% return on the increment of fair value rate base above APS’s original cost rate base, as provided for by Arizona law;

•	a base rate for fuel and purchased power costs of $0.029882 per kilowatt-hour (“kWh”) based on estimated 2017 prices (a decrease from the current base fuel rate of $0.03207 per kWh);

•
authorization to defer for potential future recovery its share of the construction costs associated with installing selective catalytic reduction equipment at the Four Corners Power Plant (estimated at approximately $400 million in direct costs). APS proposes that the rates established in this rate case be increased through a step mechanism beginning in 2019 to reflect these deferred costs;

•
authorization to defer for potential future recovery in the Company’s next general rate case the construction costs APS incurs for its Ocotillo power plant modernization project, once the project reaches commercial operation. APS estimates the direct construction costs at approximately $500 million and that the new facility will be fully in service by early 2019;

•
authorization to defer until the Company’s next general rate case the increase or decrease in its Arizona property taxes attributable to tax rate changes after the date the rate application is adjudicated;

•
updates and modifications to four of APS’s adjustor mechanisms - the Power Supply Adjustor (“PSA”), the Lost Fixed Cost Recovery Mechanism (“LFCR”), the Transmission Cost Adjustor (“TCA”) and the Environmental Improvement Surcharge (“EIS”);

•	a number of proposed rate design changes for residential customers, including:

◦	change the on-peak time of use period from 12 p.m. - 7 p.m. to 3 p.m. - 8 p.m. Monday through Friday, excluding holidays;

◦	reduce the difference in the on- and off-peak energy price and lower all energy charges;

◦	offer four rate plan options, three of which have demand charges and a fourth that is available to non-partial requirements customers using less than 600 kWh on average per month; and

◦
modify the current net metering tariff to provide for a credit at the retail rate for the portion of generation by rooftop solar customers that offsets their own load, and for a credit for excess energy delivered to the grid at an export rate.

•
proposed rate design changes for commercial customers, including an aggregation rider that allows certain large customers to qualify for a reduced rate, an extra-high load factor rate schedule for certain customers, and an economic development rate offering for new loads meeting certain criteria.

The Company requested that the increase become effective July 1, 2017.  On July 22, 2016, the administrative law judge set a procedural schedule for the rate proceedings. The ACC staff and interveners will begin filing their direct testimony on December 21, and the hearing will commence on March 22, 2017. The

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commission staff supports completing the case within 12 months. APS cannot predict the outcome of its request.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with the ACC's decision on APS's 2014 RES plan, on April 15, 2014, APS filed an application with the ACC requesting permission to build an additional 20 megawatts ("MW") of APS-owned grid scale solar under the AZ Sun Program. In a subsequent filing, APS also offered an alternative proposal to replace the 20 MW of grid scale solar with 10 MW (approximately 1,500 customers) of APS-owned residential solar that will not be under the AZ Sun Program. On December 19, 2014, the ACC voted that it had no objection to APS implementing its residential rooftop solar program. The first stage of the residential rooftop solar program, called the "Solar Partner Program," is to be 8 MW followed by a 2 MW second stage that will only be deployed if coupled with distributed storage. The program will target specific distribution feeders in an effort to maximize potential system benefits, as well as make systems available to limited-income customers who cannot easily install solar through transactions with third parties. The ACC expressly reserved that any determination of prudency of the residential rooftop solar program for rate making purposes shall not be made until the project is fully in service and APS requests cost recovery in a future rate case.

On July 1, 2015, APS filed its 2016 RES Implementation Plan and proposed a RES budget of approximately $148 million. On January 12, 2016, the ACC approved APS’s plan and requested budget.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2016, APS filed its 2017 RES Implementation Plan and proposed a budget of approximately $150 million. APS’s budget request included additional funding to process the high volume of residential rooftop solar interconnection requests and also requested a permanent waiver of the residential distributed energy requirement for 2017 contained in the RES rules.

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

On June 1, 2015, APS filed its 2016 DSM Plan requesting a budget of $68.9 million and minor modifications to its DSM portfolio to increase energy savings and cost effectiveness of the programs. On April 1, 2016, APS filed an amended 2016 DSM Plan that sought minor modifications to its existing DSM Plan and requested to continue the current DSMAC and current budget of $68.9 million. On July 12, 2016, the ACC approved APS’s amended DSM Plan and directed APS to spend up to an additional $4 million on a new residential demand response or load management program that facilitates energy storage technology.

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

On November 4, 2014, the ACC staff issued a request for informal comment on a draft of possible amendments to Arizona’s Electric Energy Efficiency Standards. The draft proposed substantial changes to the rules and energy efficiency standards. The ACC accepted written comments and took public comment regarding the possible amendments on December 19, 2014. A formal rulemaking has not been initiated and there has been no additional action on the draft to date. On July 12, 2016, the ACC ordered that ACC staff convene a workshop within 120 days to discuss a number of issues related to the Electric Energy Efficiency Standards, including the process of determining the cost effectiveness of DSM programs and the treatment of peak demand and capacity reductions, among others.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PSA Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Beginning balance	$(9,688)	$6,925
Deferred fuel and purchased power costs — current period	21,027	(11,710)
Amounts charged to customers	(13,778)	(11,424)
Ending balance	$(2,439)	$(16,209)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective June 1, 2016, APS's annual wholesale transmission rates for all users of its transmission system increased by approximately $24.9 million in accordance with the FERC-approved formula.  An adjustment to APS’s retail rates to recover FERC approved transmission charges went into effect automatically on June 1, 2016.

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

APS files for a LFCR adjustment every January. APS filed its 2014 annual LFCR adjustment on January 15, 2014, requesting a LFCR adjustment of $25.3 million, effective March 1, 2014.  The ACC approved APS’s LFCR adjustment without change on March 11, 2014, which became effective April 1, 2014. APS filed its 2015 annual LFCR adjustment on January 15, 2015, requesting an LFCR adjustment of $38.5 million, which was approved on March 2, 2015, effective for the first billing cycle of March. APS filed its 2016 annual LFCR adjustment on January 15, 2016, requesting an LFCR adjustment of $46.4 million (a $7.9 million annual increase), to be effective for the first billing cycle of March 2016. In April 2016, the ACC approved the 2016 annual LFCR to be effective in April 2016. Because the LFCR mechanism has a balancing account that trues up any under or over recoveries, the one month delay in implementation will not have an adverse effect on APS.

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

On October 20, 2015, the ACC voted to conduct a generic evidentiary hearing on the value and cost of distributed generation to gather information that will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A hearing was held in April 2016. APS cannot predict the outcome of this proceeding.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In 2015, Arizona jurisdictional utilities UNS Electric, Inc. and Tucson Electric Power Company both filed applications with the ACC requesting rate increases. These applications include rate design changes to mitigate the cost shift caused by net metering. On December 9, 2015 and February 23, 2016, APS filed testimony in the UNS Electric, Inc. rate case in support of the UNS Electric, Inc. proposed rate design changes. APS actively participated in the related hearings held in March 2016. APS has also intervened in the upcoming Tucson Electric Power Company rate case. On June 24, 2016, APS filed testimony in the Tucson Electric Power Company rate case in support of the Tucson Electric Power Company proposed rate design changes. The outcomes of these proceedings will not directly impact our financial position.

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

System Benefits Charge

The 2012 Settlement Agreement  provides that once APS achieved full funding of its decommissioning obligation under the sale leaseback agreements covering Unit 2 of Palo Verde, APS was required to implement a reduced System Benefits charge effective January 1, 2016.  Beginning on January 1, 2016, APS began implementing a reduced System Benefits charge.  The impact on APS retail revenues from the new System Benefits charge is an overall reduction of approximately $14.6 million per year with a corresponding reduction in depreciation and amortization expense.

Four Corners

On December 30, 2013, APS purchased Southern California Edison Company's ("SCE’s") 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013. On December 23, 2014, the ACC approved rate adjustments resulting in a revenue increase of $57.1 million on an annual basis.  This includes the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase through its inclusion in rates.  The 2012 Settlement Agreement also provides for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $67 million as of June 30, 2016 and is being amortized in rates over a total of 10 years. On February 23, 2015, the Arizona School Boards Association and the Association of Business Officials filed a notice of appeal in Division 1 of the Arizona Court of Appeals of the ACC decision approving the rate adjustments. APS has intervened and is actively

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

participating in the proceeding. The Arizona Court of Appeals has suspended the appeal pending the Arizona Supreme Court's decision in the SIB matter discussed above, which could have an effect on the outcome of this Four Corners proceeding. We cannot predict when or how this matter will be resolved.

As part of APS’s acquisition of SCE’s interest in Units 4 and 5, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination. On December 22, 2015, APS and SCE agreed to terminate the Transmission Termination Agreement and allow for the Transmission Agreement to expire according to its terms, which includes settling obligations in accordance with the terms of the Transmission Agreement. APS established a regulatory asset of $12 million in 2015 in connection with the payment required under the terms of the Transmission Agreement. On July 1, 2016, FERC issued an order denying APS’s request to recover the regulatory asset through its FERC-jurisdictional rates.  APS and SCE completed the termination of the Transmission Agreement on July 6, 2016. APS made the required payment to SCE and wrote-off the $12 million regulatory asset and charged operating revenues to reflect this order in the second quarter of 2016.  On July 29, 2016, APS filed for a rehearing with FERC. In its order denying recovery FERC also referred to its enforcement division a question of whether the agreement between APS and SCE relating to the settlement of obligations under the Transmission Agreement was a jurisdictional contract that should have been filed with FERC. APS cannot predict the outcome of either matter.

Cholla

On September 11, 2014, APS announced that it would close Unit 2 of the Cholla Power Plant ("Cholla") and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if the United States Environmental Protection Agency ("EPA") approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. APS closed Unit 2 on October 1, 2015. Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS is currently recovering a return on and of the net book value of the unit in base rates and is seeking recovery of the unit’s decommissioning and other retirement-related costs over the remaining life of the plant in its current retail rate case. APS believes it will be allowed recovery of the remaining net book value of Unit 2 ($119 million as of June 30, 2016), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of Cholla Unit 2, all or a portion of the regulatory asset will be written off and APS’s net income, cash flows, and financial position will be negatively impacted.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	June 30, 2016		December 31, 2015
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$617,283	$—	$619,223
Retired power plant costs	2033	9,913	122,554	9,913	127,518
Income taxes — allowance for funds used during construction ("AFUDC") equity	2046	5,419	137,611	5,495	133,712
Deferred fuel and purchased power — mark-to-market (Note 6)	2019	30,986	40,573	71,852	69,697
Four Corners cost deferral	2024	6,689	60,238	6,689	63,582
Income taxes — investment tax credit basis adjustment	2045	1,851	47,826	1,766	48,462
Lost fixed cost recovery (b)	2017	49,852	—	45,507	—
Palo Verde VIEs (Note 5)	2046	—	18,465	—	18,143
Deferred compensation	2036	—	35,701	—	34,751
Deferred property taxes	(c)	—	62,726	—	50,453
Loss on reacquired debt	2034	1,592	16,919	1,515	16,375
Tax expense of Medicare subsidy	2024	1,512	11,647	1,520	12,163
Transmission vegetation management	2016	—	—	4,543	—
Mead-Phoenix transmission line CIAC	2050	332	10,874	332	11,040
Transmission cost adjustor (b)	2018	—	2,814	—	2,942
Coal reclamation	2026	418	5,391	418	6,085
Other	Various	32	—	5	—
Total regulatory assets (d)		$108,596	$1,190,622	$149,555	$1,214,146

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	June 30, 2016		December 31, 2015
		Current	Non-Current	Current	Non-Current
Asset retirement obligations	2057	$—	$299,713	$—	$277,554
Removal costs	(a)	26,373	245,777	39,746	240,367
Other postretirement benefits	(d)	33,294	155,279	34,100	179,521
Income taxes — deferred investment tax credit	2045	3,774	95,877	3,604	97,175
Income taxes — change in rates	2046	1,771	71,257	1,113	72,454
Spent nuclear fuel	2047	31	71,342	3,051	67,437
Renewable energy standard (b)	2017	35,882	2,182	43,773	4,365
Demand side management (b)	2017	4,957	21,864	6,079	19,115
Sundance maintenance	2030	—	14,483	—	13,678
Deferred fuel and purchased power (b) (c)	2017	2,439	—	9,688	—
Deferred gains on utility property	2019	2,062	9,535	2,062	6,001
Transmission cost adjustor (b)	2017	5,545	—	—	—
Four Corners coal reclamation	2031	—	15,969	—	8,920
Other	Various	44	7,543	2,550	7,565
Total regulatory liabilities		$116,172	$1,010,821	$145,766	$994,152

(a)	In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal.

(b)	See "Cost Recovery Mechanisms" discussion above.

(c)	Subject to a carrying charge.

(d)	See Note 4.

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

Certain pension and other postretirement benefit costs in excess of amounts recovered in electric retail rates were deferred in 2011 and 2012 as a regulatory asset for future recovery, pursuant to APS’s 2009 retail rate case settlement.  Pursuant to this order, we began amortizing the regulatory asset over three years beginning in July 2012.  We completed amortizing these costs as of June 30, 2015. We amortized approximately $2 million and $4 million for the three and six months ended June 30, 2015, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged or amortized to the regulatory asset) (dollars in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost — benefits earned during the period	$12,630	$13,990	$26,896	$29,814	$3,560	$4,068	$7,497	$8,413
Interest cost on benefit obligation	32,878	30,802	65,823	61,992	7,519	6,867	14,860	14,051
Expected return on plan assets	(43,161)	(44,467)	(86,953)	(89,616)	(9,125)	(9,281)	(18,247)	(18,428)
Amortization of:
Prior service cost	132	149	263	297	(9,471)	(9,492)	(18,942)	(18,984)
Net actuarial loss	10,627	7,767	20,358	15,528	1,349	880	2,295	2,441
Net periodic benefit cost	$13,106	$8,241	$26,387	$18,015	$(6,168)	$(6,958)	$(12,537)	$(12,507)
Portion of cost charged to expense	$6,433	$5,232	$12,951	$11,219	$(3,027)	$(2,482)	$(6,153)	$(4,271)

Contributions

We made voluntary contributions of $80 million to our pension plan year-to-date in 2016. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $300 million during the 2016-2018 period. We expect to make contributions of approximately $1 million in each of the next three years to our other postretirement benefit plans.

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation, resulting in an increase in net income for the three and six months ended June 30, 2016 of $5 million and $10 million respectively, and for the three and six months ended June 30, 2015 of $5 million and $9 million

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 include the following amounts relating to the VIEs (in thousands):

	June 30, 2016	December 31, 2015
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$115,450	$117,385
Equity — Noncontrolling interests	133,915	135,540

Assets of the VIEs are restricted and may only be used for payment to the noncontrolling interest holders. These assets are reported on our condensed consolidated financial statements.

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

As of June 30, 2016, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	2,291	GWh
Gas	220	Billion cubic feet

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Financial Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts		2016	2015	2016	2015
Gain (loss) recognized in OCI on derivative instruments (effective portion)	OCI — derivative instruments	$208	$41	$60	$(286)
Loss reclassified from accumulated OCI into income (effective portion realized) (a)	Fuel and purchased power (b)	(1,016)	(1,430)	(1,957)	(3,773)

(a)	During the three and six months ended June 30, 2016 and 2015, we had no losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)	Amounts are before the effect of PSA deferrals.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the next twelve months, we estimate that a net loss of $4 million before income taxes will be reclassified from accumulated OCI as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, most of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Financial Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts		2016	2015	2016	2015
Net gain (loss) recognized in income	Operating revenues	$585	$(66)	$483	$(114)
Net gain (loss) recognized in income	Fuel and purchased power (a)	60,894	10,613	29,958	(34,190)
Total		$61,479	$10,547	$30,441	$(34,304)

(a)	Amounts are before the effect of PSA deferrals.

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

The significant majority of our derivative instruments are not currently designated as hedging instruments.  The Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, include gross liabilities of $2 million and $3 million, respectively, of derivative instruments designated as hedging instruments.

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of June 30, 2016 and December 31, 2015.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current assets	$30,393	$(14,424)	$15,969	$707	$16,676
Investments and other assets	14,260	(8,796)	5,464	—	5,464
Total assets	44,653	(23,220)	21,433	707	22,140

Current liabilities	(65,432)	14,424	(51,008)	(4,330)	(55,338)
Deferred credits and other	(61,008)	8,796	(52,212)	—	(52,212)
Total liabilities	(126,440)	23,220	(103,220)	(4,330)	(107,550)
Total	$(81,787)	$—	$(81,787)	$(3,623)	$(85,410)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	Includes cash collateral provided to counterparties of $0.

(c)
Represents cash collateral and cash margin that is not subject to offsetting.  Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $4,330, and cash margin provided to counterparties of $707.

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

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties.  We have risk management contracts with many counterparties, including one counterparty for which our exposure represents approximately 73% of Pinnacle West’s $22 million of risk management assets as of June 30, 2016.  This exposure relates to a long-term traditional wholesale contract with a counterparty that has a high credit quality.  Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties’ debt is rated as investment grade by the credit

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period.  Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at June 30, 2016 (dollars in thousands):

June 30, 2016
Aggregate fair value of derivative instruments in a net liability position	$126,440
Cash collateral posted	—
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	76,949

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $145 million if our debt credit ratings were to fall below investment grade.

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

APS has submitted two claims pursuant to the terms of the August 18, 2014 settlement agreement, for two separate time periods during July 1, 2011 through June 30, 2015. The DOE has approved and paid $53.9 million for these claims (APS’s share is $15.7 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. APS’s next claim pursuant to the terms of the August 18, 2014 settlement agreement will be submitted to the DOE in the fourth quarter of 2016, and payment is expected in the second quarter of 2017.

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act ("Price-Anderson Act"), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident up to $13.4 billion per occurrence.  Palo Verde maintains the maximum available nuclear liability insurance in the amount of $375 million, which is provided by American Nuclear Insurers ("ANI").  The remaining balance of $13 billion of liability coverage is provided through a mandatory industry-wide retrospective assessment program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be assessed retrospective premium adjustments.  The maximum retrospective premium assessment per reactor under the program for each nuclear liability incident is approximately $127.3 million, subject to an annual limit of $18.9 million per incident, to be periodically adjusted for inflation.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum potential retrospective premium assessment per incident for all three units is approximately $111.1 million, with a maximum annual retrospective premium assessment of approximately $16.6 million.

The Palo Verde participants maintain "all risk" (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion, a substantial portion of which must first be applied to stabilization and decontamination.  APS has also secured insurance against portions of any increased cost of replacement generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited ("NEIL").  APS is subject to retrospective premium assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds.  The maximum amount APS could incur under the current NEIL policies totals approximately $23.8 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $64 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

Contractual Obligations

There have been no material changes, as of June 30, 2016, outside the normal course of business in contractual obligations from the information provided in our 2015 Form 10-K. See Note 2 for discussion regarding changes in our long-term debt obligations.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

imposing new obligations on APS resulting in increased capital, operating, and other costs.  Associated capital expenditures or operating costs could be material.  APS intends to seek recovery of any such environmental compliance costs through our rates, but cannot predict whether it will obtain such recovery.  The following proposed and final rules involve material compliance costs to APS.

Regional Haze Rules.  APS has received the final rulemaking imposing new requirements on Four Corners and the Navajo Generating Station ("Navajo Plant"). EPA and ADEQ will require these plants to install pollution control equipment that constitutes best available retrofit technology ("BART") to lessen the impacts of emissions on visibility surrounding the plants. EPA is currently in the process of considering a proposed rule for Regional Haze compliance at Cholla that does not involve the installation of new pollution controls and that will replace an earlier BART determination for this facility.

Four Corners. Based on EPA’s final standards, APS estimates that its 63% share of the cost of these controls for Four Corners Units 4 and 5 would be approximately $400 million.  In addition, APS and El Paso Electric Company ("El Paso") entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso's 7% interest in Four Corners Units 4 and 5. 4C Acquisition, LLC ("4CA"), a wholly-owned subsidiary of Pinnacle West, purchased the El Paso interest on July 6, 2016. Navajo Transitional Energy Company, LLC ("NTEC") has the option to purchase the interest within a certain timeframe pursuant to an option granted to NTEC. In December 2015, NTEC provided notice of its intent to exercise the option. 4CA is negotiating a definitive purchase agreement with NTEC for the purchase by NTEC of the 7% interest. The cost of the pollution controls related to the 7% interest is approximately $45 million, which will be assumed by the ultimate owner of the 7% interest.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 16, 2015, ADEQ issued the Cholla permit, which incorporates APS's proposal, and subsequently submitted a proposed revision to the SIP to the EPA, which would incorporate the new permit terms.  On June 30, 2016, EPA issued a proposed rule approving a revision to the Arizona SIP that incorporates APS’s compromise approach for compliance with the Regional Haze program.  The proposed rule was published in the Federal Register on July 19, 2016 and is subject to a 45-day public comment period.  APS anticipates that EPA will issue the final rule by the end of 2016. Once EPA’s action is finalized, there may be judicial petitions for review of EPA’s final action filed in the Ninth Circuit Court of Appeals.  APS cannot predict at this time whether such petitions will be filed or if they will be successful.

Mercury and Air Toxic Standards ("MATS").  In 2011, EPA issued rules establishing maximum achievable control technology standards to regulate emissions of mercury and other hazardous air pollutants from fossil-fired plants.  APS estimates that the cost for the remaining equipment necessary to meet these standards is approximately $8 million for Cholla (excludes costs related to Cholla Unit 2, which was closed on October 1, 2015). No additional equipment is needed for Four Corners Units 4 and 5 to comply with these rules.  Salt River Project Agricultural Improvement and Power District ("SRP"), the operating agent for the Navajo Plant, estimates that APS's share of costs for equipment necessary to comply with the rules is approximately $1 million. Litigation concerning the rules has occurred and further litigation concerning the propriety of EPA's related findings is expected. These proceedings do not materially impact APS.  Regardless of the results from further judicial or administrative proceedings concerning the MATS rulemaking, the Arizona State Mercury Rule, the stringency of which is roughly equivalent to that of MATS, would still apply to Cholla.

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
APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $15 million, and its share of incremental costs for Cholla is approximately $40 million. The Navajo Plant currently disposes of CCR in a dry landfill storage area. APS estimates that its share of incremental costs to comply with the CCR rule for the Navajo Plant is approximately $1 million. Additionally, the CCR rule requires on-going groundwater monitoring. Depending upon the results of such monitoring at each of Cholla, Four Corners and the Navajo Plant, we may be required to take corrective actions. Because the initial monitoring at these plants is not yet complete, at the present time expenditures related to potential corrective actions cannot be reasonably estimated.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to a June 24, 2016 order by the D.C. Circuit Court of Appeals in the litigation by industry- and environmental-groups challenging EPA’s CCR regulations, within the next three years EPA is required to complete a rulemaking proceeding concerning whether or not boron must be included on the list of groundwater constituents that might trigger corrective action under EPA’s CCR rules.  EPA is not required to take final action approving the inclusion of boron, but EPA must propose and consider its inclusion.  Should EPA take final action adding boron to the list of groundwater constituents that might trigger corrective action, any resulting corrective action measures may increase APS's costs of compliance with the CCR rule at our coal-fired generating facilities.  At this time, though, APS cannot predict when EPA will commence its rulemaking concerning boron or the eventual results of those proceedings.

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

With respect to our Arizona generating units, we are currently evaluating the range of compliance options available to ADEQ, including whether Arizona deploys a rate- or mass-based compliance plan. Based on the fuel-mix and location of our Arizona EGUs, and the significant investments we have made in renewable generation and demand-side energy efficiency, if ADEQ selects a rate-based compliance plan, we believe that we will be able to comply with the Clean Power Plan for our Arizona generating units in a manner that will not have material financial or operational impacts to the Company. On the other hand, if ADEQ selects a mass-

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

based approach to compliance with the Clean Power Plan, our annual cost of compliance could be material. These costs could include costs to acquire mass-based compliance allowances.

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

In the event that the incurrence of compliance costs is not economically viable or prudent for our operations in Arizona or on the Navajo Nation, or if we do not have the option of acquiring allowances to account for the emissions from our operations, we may explore other options, including reduced levels of output or potential plant closures, as alternatives to purchasing allowances. Given these uncertainties, our analysis of the available compliance options remains on-going, and additional information or considerations may arise that change our expectations.

Other environmental rules that could involve material compliance costs include those related to effluent limitations, the ozone national ambient air quality standard and other rules or matters involving the Clean Air Act, Clean Water Act, Endangered Species Act, RCRA, Superfund, the Navajo Nation, and water supplies for our power plants.  The financial impact of complying with current and future environmental rules could jeopardize the economic viability of our coal plants or the willingness or ability of power plant participants to fund any required equipment upgrades or continue their participation in these plants.  The economics of continuing to own certain resources, particularly our coal plants, may deteriorate, warranting early retirement of those plants, which may result in asset impairments.  APS would seek recovery in rates for the book value of any remaining investments in the plants as well as other costs related to early retirement, but cannot predict whether it would obtain such recovery.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 20, 2016, the same environmental groups followed through with their notice of intent to sue by filing a lawsuit against OSM and other DOI federal agencies in the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine.  Expanding upon the December 2015 ESA notice, the lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at the Four Corners Power Plant and the adjacent Navajo Mine past July 6, 2016.  We filed a motion to intervene in the proceedings on July 15, 2016. We cannot predict the outcome of this matter or its potential effect on Four Corners.

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

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support certain debt arrangements, commodity contract collateral obligations, and other transactions. As of June 30,

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2016, standby letters of credit totaled $79 million and will expire in 2016 and 2017. As of June 30, 2016, surety bonds expiring through 2019 totaled $150 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at June 30, 2016. Effective July 6, 2016, Pinnacle West has issued two parental guarantees for 4CA relating to payment obligations arising from 4CA’s acquisition of El Paso’s 7% interest in Four Corners, and pursuant to the Four Corners participation agreement payment obligations arising from 4CA’s ownership interest in Four Corners.

Peabody Bankruptcy

On April 13, 2016, Peabody Energy Corporation and certain affiliated entities filed a petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri.  Under a Coal Supply Agreement, dated December 21, 2005, Peabody supplied coal to APS and PacifiCorp (collectively, the “Buyers”) for use at the Cholla power plant in Arizona.  APS believes that the Coal Supply Agreement terminated automatically on April 13, 2016 as a result of Peabody's bankruptcy filing. The Buyers filed a motion requesting that the Bankruptcy Court enter an order determining that the Buyers are authorized to enforce the termination provisions in the Coal Supply Agreement.

On May 13, 2016, Peabody filed a complaint against the Buyers in the bankruptcy court in which Peabody alleges that the Buyers have breached the Agreement. Peabody requests substantial, but unspecified, monetary damages from the Buyers.  Peabody and the Buyers have agreed to commence non-binding mediation, failing which a trial is expected to occur in November 2016.  There is insufficient information at this time to reasonably estimate any possible loss or range of loss to the Company.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Other Income and Other Expense

The following table provides detail of Pinnacle West's Consolidated other income and other expense for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other income:
Interest income	$184	$184	$302	$294
Investment gains — net	13	—	13	—
Miscellaneous	—	(9)	(1)	116
Total other income	$197	$175	$314	$410
Other expense:
Non-operating costs	$(2,085)	$(1,952)	$(4,133)	$(4,200)
Investment losses — net	(539)	(650)	(1,058)	(1,145)
Miscellaneous	(218)	(7)	(1,689)	(1,550)
Total other expense	$(2,842)	$(2,609)	$(6,880)	$(6,895)

The following table provides detail of APS’s other income and other expense for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other income:
Interest income	$109	$6	$181	$73
Gain on disposition of property	4,989	478	5,321	685
Miscellaneous	649	226	855	591
Total other income	$5,747	$710	$6,357	$1,349
Other expense:
Non-operating costs (a)	$(2,719)	$(1,878)	$(4,685)	$(4,395)
Loss on disposition of property	(657)	(251)	(1,083)	(894)
Miscellaneous	(1,054)	(320)	(3,412)	(2,514)
Total other expense	$(4,430)	$(2,449)	$(9,180)	$(7,803)

(a)  As defined by FERC, includes below-the-line non-operating utility expense (items excluded from utility rate recovery).

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common shareholders	$121,308	$122,902	$125,761	$139,024
Weighted average common shares outstanding — basic	111,368	110,986	111,336	110,958
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	636	474	594	468
Weighted average common shares outstanding — diluted	112,004	111,460	111,930	111,426
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$1.09	$1.11	$1.13	$1.25
Net income attributable to common shareholders — diluted	$1.08	$1.10	$1.12	$1.25

10.	Fair Value Measurements

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Tables

The following table presents the fair value at June 30, 2016, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at June 30, 2016
Assets
Cash equivalents	$9,857	$—	$—	$—		$9,857
Risk management activities — derivative instruments:
Commodity contracts	—	26,509	18,118	(22,487)	(b)	22,140
Nuclear decommissioning trust:
U.S. commingled equity funds	—	—	—	328,037	(c)	328,037
Fixed income securities:
Cash and cash equivalent funds	17,892	—	—	(13,139)	(d)	4,753
U.S. Treasury	117,448	—	—	—		117,448
Corporate debt	—	106,399	—	—		106,399
Mortgage-backed securities	—	112,771	—	—		112,771
Municipal bonds	—	73,847	—	—		73,847
Other	—	24,161	—	—		24,161
Subtotal nuclear decommissioning trust	135,340	317,178	—	314,898		767,416
Total	$145,197	$343,687	$18,118	$292,411		$799,413
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(75,916)	$(50,498)	$18,864	(b)	$(107,550)

(a)	Primarily consists of heat rate options and other long-dated electricity contracts.

(b)	Represents counterparty netting, margin and collateral. See Note 6.

(c)	Valued using NAV as a practical expedient, and therefore not classified in the fair value hierarchy.

(d)	Represents nuclear decommissioning trust net pending securities sales and purchases.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our option contracts classified as Level 3 primarily relate to purchase heat rate options.  The significant unobservable inputs at June 30, 2016 and December 31, 2015 for these instruments include electricity prices, and volatilities. If electricity prices and electricity price volatilities increase, we would expect the fair value of these options to increase, and if these valuation inputs decrease, we would expect the fair value of these options to decrease.  If natural gas prices and natural gas price volatilities increase, we would expect the fair value of these options to decrease, and if these inputs decrease, we would expect the fair value of the options to increase.  The commodity prices and volatilities do not always move in corresponding directions.  The options’ fair values are impacted by the net changes of these various inputs.

Other unobservable valuation inputs include credit and liquidity reserves which do not have a material impact on our valuations; however, significant changes in these inputs could also result in higher or lower fair value measurements.

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at June 30, 2016 and December 31, 2015:

	June 30, 2016 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$16,151	$39,548	Discounted cash flows	Electricity forward price (per MWh)	$21.68 - $43.50	$31.26
Option Contracts (b)	—	2,993	Option model	Electricity forward price (per MWh)	$35.46 - $49.65	$43.12
				Electricity price volatilities	56% - 140%	94%
				Natural gas price volatilities	38% - 80%	49%
Natural Gas:
Forward Contracts (a)	1,967	7,957	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.67 - $3.37	$2.91
Total	$18,118	$50,498

(a)	Includes swaps and physical and financial contracts.

(b)	Electricity and natural gas price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$24,543	$54,679	Discounted cash flows	Electricity forward price (per MWh)	$15.92 - $40.73	$26.86
Option Contracts (b)	—	5,628	Option model	Electricity forward price (per MWh)	$23.87 - $44.13	$33.91
				Electricity price volatilities	40% - 59%	52%
				Natural gas price volatilities	32% - 40%	35%
Natural Gas:
Forward Contracts (a)	5,821	3,036	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.18 - $3.14	$2.61
Total	$30,364	$63,343

(a)	Includes swaps and physical and financial contracts.

(b)	Electricity and natural gas price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

The following table shows the changes in fair value for our risk management activities' assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts	2016	2015	2016	2015
Net derivative balance at beginning of period	$(39,507)	$(48,814)	$(32,979)	$(41,386)
Total net gains (losses) realized/unrealized:
Included in OCI	104	25	104	(237)
Deferred as a regulatory asset or liability	1,499	5,813	(7,604)	(4,933)
Settlements	4,502	4,541	6,267	4,852
Transfers into Level 3 from Level 2	120	(3,566)	382	(3,968)
Transfers from Level 3 into Level 2	902	(944)	1,450	2,727
Net derivative balance at end of period	$(32,380)	$(42,945)	$(32,380)	$(42,945)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—	$—	$—

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

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets.  See Note 10 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have deferred realized and unrealized gains and losses (including other-than-temporary impairments on investment securities) in other regulatory liabilities.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at June 30, 2016 and December 31, 2015 (dollars in thousands):

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
June 30, 2016
Equity securities	$328,037	$165,926	$(7)
Fixed income securities	452,518	22,953	(345)
Net payables (a)	(13,139)	—	—
Total	$767,416	$188,879	$(352)

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2015
Equity securities	$314,957	$157,098	$(115)
Fixed income securities	420,574	11,955	(2,645)
Net payables (a)	(335)	—	—
Total	$735,196	$169,053	$(2,760)

(a)	Net payables relate to pending purchases and sales of securities.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Realized gains	$2,282	$1,260	$4,720	$2,455
Realized losses	(1,350)	(1,525)	(3,136)	(2,050)
Proceeds from the sale of securities (a)	148,785	110,498	290,594	225,779

(a)	Proceeds are reinvested in the trust.

The fair value of fixed income securities, summarized by contractual maturities, at June 30, 2016 is as follows (dollars in thousands):

Fair Value
Less than one year	$13,046
1 year – 5 years	133,548
5 years – 10 years	103,874
Greater than 10 years	202,050
Total	$452,518

12.    New Accounting Standards

In May 2014, a new revenue recognition accounting standard was issued. This standard provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Since the issuance of the new revenue standard, additional guidance has been issued to clarify certain aspects of the new revenue standard, including principal versus agent considerations, identifying performance obligations, and other narrow scope improvements. The new revenue standard, and related amendments, will be effective for us on January 1, 2018. The guidance may be adopted using a full retrospective application or a simplified transition method that allows entities to record a cumulative effect adjustment in retained earnings at the date of initial application. We are currently evaluating the new standard, and related amendments, and the impacts it may have on our financial statements.

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

In February 2016, a new lease accounting standard was issued. This new standard supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require a lessee to reflect most operating lease arrangements on the balance sheet by recording a right-of-use asset and a lease liability that will initially be measured at the present value of lease payments. Among other changes, the new standard also modifies the definition of a lease, and requires expanded lease disclosures. The

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

new standard will be effective for us on January 1, 2019, with early application permitted. The guidance must be adopted using a modified retrospective approach, with various optional practical expedients provided to facilitate transition. We are currently evaluating this new accounting standard and the impacts it may have on our financial statements.

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

In June 2016, new accounting guidance was issued that amends the measurement of credit losses on certain financial instruments. The new guidance will require entities to use a current expected credit loss model to measure impairment of certain investments in debt securities, trade accounts receivables, and other financial instruments. The new standard is effective for us on January 1, 2020 and must be adopted using a modified retrospective approach for certain aspects of the standard, and a prospective approach for other aspects of the standard. We are currently evaluating this new accounting standard and the impacts it may have on our financial statements.

13.     Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance at beginning of period	$(43,770)	$(66,382)	$(44,748)	$(68,141)
Derivative Instruments
OCI (loss) before reclassifications	128	25	(566)	(775)
Amounts reclassified from accumulated other comprehensive loss (a)	624	874	1,766	2,850
Net current period OCI (loss)	752	899	1,200	2,075
Pension and Other Postretirement Benefits
OCI (loss) before reclassifications	(1,585)	(969)	(1,585)	(969)
Amounts reclassified from accumulated other comprehensive loss (b)	884	852	1,414	1,435
Net current period OCI (loss)	(701)	(117)	(171)	466
Balance at end of period	$(43,719)	$(65,600)	$(43,719)	$(65,600)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 6.

(b)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 4.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in APS's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance at beginning of period	$(26,038)	$(46,476)	$(27,097)	$(48,333)
Derivative Instruments
OCI (loss) before reclassifications	128	25	(566)	(775)
Amounts reclassified from accumulated other comprehensive loss (a)	624	874	1,766	2,850
Net current period OCI (loss)	752	899	1,200	2,075
Pension and Other Postretirement Benefits
OCI (loss) before reclassifications	(1,521)	(927)	(1,521)	(927)
Amounts reclassified from accumulated other comprehensive loss (b)	879	853	1,490	1,534
Net current period OCI (loss)	(642)	(74)	(31)	607
Balance at end of period	$(25,928)	$(45,651)	$(25,928)	$(45,651)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 6.

(b)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 4.

14.	Asset Retirement Obligations

In 2016, APS recognized an asset retirement obligation (“ARO”) for the Ocotillo steam units as a condition of the air permit (issued in 2016) to allow the construction and operation of five new turbine units. This resulted in an increase to the ARO in the amount of $10 million.

The following schedule shows the change in our asset retirement obligations for the six months ended June 30, 2016 (dollars in thousands):

Asset retirement obligations at January 1, 2016	$443,576
Changes attributable to:
Accretion expense	13,112
Settlements	(5,224)
Newly incurred liabilities	10,373
Asset retirement obligations at June 30, 2016	$461,837

Decommissioning activities for Four Corners Units 1-3 began in January 2014. Decommissioning activities for Cholla Ash Ponds began in January 2015. Thus, $16 million of the total asset retirement obligation of $462 million at June 30, 2016, is classified as a current liability on the balance sheet.

In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal.  See detail of regulatory liabilities in Note 3.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Combined Notes that appear in Item 1 of this report.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see "Forward-Looking Statements" at the front of this report and "Risk Factors" in Part 1, Item 1A of the 2015 Form 10-K.

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

Areas of Business Focus

Operational Performance, Reliability and Recent Developments.

Nuclear. APS operates and is a joint owner of Palo Verde. The March 2011 earthquake and tsunamis in Japan and the resulting accident at Japan’s Fukushima Daiichi nuclear power station had a significant impact on nuclear power operators worldwide. In the aftermath of the accident, the NRC conducted an independent assessment to consider actions to address lessons learned from the Fukushima events. The independent assessment, named the "Near Term Task Force," recommended a number of proposed enhancements to U.S. commercial nuclear power plant equipment and emergency plans. The NRC has directed nuclear power plants to begin implementing some of the Near Term Task Force’s recommendations. Palo Verde has met the NRC's imposed deadlines for installation of equipment to address these requirements, and has minor additional work to perform in 2016. To implement these recommendations, Palo Verde has spent approximately $125 million on capital enhancements as of June 30, 2016 (APS’s share is 29.1%).

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

Four Corners

Asset Purchase Agreement and Coal Supply Matters.  On December 30, 2013, APS purchased SCE’s 48% interest in each of Units 4 and 5 of Four Corners. The final purchase price for the interest was approximately $182 million. In connection with APS’s prior retail rate case with the ACC, the ACC reserved the right to review the prudence of the Four Corners transaction for cost recovery purposes upon the closing of the transaction. On December 23, 2014, the ACC approved rate adjustments related to APS’s acquisition of SCE’s interest in Four Corners resulting in a revenue increase of $57.1 million on an annual basis. On February 23, 2015, the ACC decision approving the rate adjustments was appealed. APS has intervened and is actively participating in the proceeding. The Arizona Court of Appeals has suspended the appeal pending the Arizona Supreme Court's decision in the SIB matter discussed below, which could have an effect on the outcome of this Four Corners proceeding. We cannot predict when or how this matter will be resolved.

Concurrently with the closing of the SCE transaction, BHP Billiton New Mexico Coal, Inc. ("BHP Billiton"), the parent company of BHP Navajo Coal Company ("BNCC"), the coal supplier and operator of the mine that serves Four Corners, transferred its ownership of BNCC to NTEC, a company formed by the Navajo Nation to own the mine and develop other energy projects. BHP Billiton will be retained by NTEC under contract as the mine manager and operator through 2016. Also occurring concurrently with the closing, the Four Corners’ co-owners executed the 2016 Coal Supply Agreement for the supply of coal to Four Corners from July 2016, when the current coal supply agreement expires, through 2031. El Paso, a 7% owner in Units 4 and 5 of Four Corners, did not sign the 2016 Coal Supply Agreement. Under the 2016 Coal Supply Agreement, APS agreed to assume the 7% shortfall obligation. On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. The cash purchase price is immaterial in amount, and the purchaser will assume El Paso's reclamation and decommissioning obligations associated with the 7% interest. 4CA, a wholly-owned subsidiary of Pinnacle West, purchased the El Paso interest on July 6, 2016.
NTEC has the option to purchase the 7% interest within a certain timeframe pursuant to an option granted to NTEC. On December 29, 2015, NTEC provided notice of its intent to exercise the option. 4CA is negotiating a definitive purchase agreement with NTEC for the purchase by NTEC of the 7% interest. The 2016 Coal Supply Agreement contains alternate pricing terms for the 7% shortfall obligations in the event NTEC does not purchase the interest.

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

On April 20, 2016, several environmental groups filed a lawsuit against OSM and other DOI federal agencies in the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine.  The lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at the Four Corners Power Plant and the adjacent Navajo Mine past July 6, 2016.  We filed a motion to intervene in the proceedings on July 15, 2016. We cannot predict the outcome of this matter or its potential effect on Four Corners.

Natural Gas.  APS has six natural gas power plants located throughout Arizona, including Ocotillo. Ocotillo is a 330 MW 4-unit gas plant located in the metropolitan Phoenix area.  In early 2014, APS announced a project to modernize the plant, which involves retiring two older 110 MW steam units, adding five 102 MW combustion turbines and maintaining two existing 55 MW combustion turbines.  In total, this increases the capacity of the site by 290 MW, to 620 MW, with completion targeted by summer 2019.  (See Note 3 for proposed rate recovery in our current retail rate case filing.) APS completed a competitive solicitation process in which the Ocotillo project was evaluated against other alternatives.  Consistent with the independent monitor’s report, the Ocotillo project was selected as the best alternative. APS must finalize the permitting process, including any EPA Environmental Appeals Board ("EAB") reviews, before construction can begin.  On April 21, 2016, the Sierra Club filed a petition with the EAB to review the Prevention of Significant Deterioration permit issued by Maricopa County, Arizona for the Ocotillo project. Briefing from all parties to the proceeding, including APS, is complete and we expect a decision to be rendered by the EAB before the end of 2016. If the permit is upheld by the EAB, we do not expect a delay in the construction schedule for the project.

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

On July 1, 2016, APS filed its 2017 RES Implementation Plan and proposed a budget of approximately $150 million. APS’s budget request included additional funding to process the high volume of residential rooftop solar interconnection requests and also requested a permanent waiver of the residential distributed energy requirement for 2017 contained in the RES rules.

The following table summarizes renewable energy sources in APS's renewable portfolio that are in operation and under development as of August 2, 2016.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar (a)	189	49 (c)
Purchased Power Agreements:
Solar	310	—
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	6	—
Total Purchased Power Agreements	629	—
Total Distributed Energy: Solar (b)	525	25 (d)
Total Renewable Portfolio	1,343	74

(a)         Included in the 189 MW number is 170 MW of solar resources procured through the AZ Sun Program.
(b)          Includes rooftop solar facilities owned by third parties. Distributed generation is produced in DC and is converted to AC for reporting purposes.

(c)
This amount represents APS-owned grid scale and distributed generation projects currently under development. Projects include the 40 MW Red Rock Solar Plant and the Solar Partner Program discussed below. Upon completion of construction, these projects will be considered "in operation" for purposes of this table.

(d)	Applications received by APS that are not yet installed and online.

APS has developed owned solar resources through the ACC-approved AZ Sun Program.  APS has invested approximately $675 million in its AZ Sun Program.

In accordance with the ACC’s decision on the 2014 RES plan, on April 15, 2014, APS filed an application with the ACC requesting permission to build an additional 20 MW of APS-owned grid scale solar under the AZ Sun Program.  In a subsequent filing, APS also offered an alternative proposal to replace the 20 MW of grid scale solar with 10 MW (approximately 1,500 customers) of APS-owned residential solar for research and development purposes that will not be under the AZ Sun Program. On December 19, 2014, the ACC voted that it had no objection to APS implementing its residential rooftop solar program. The first stage of the residential rooftop solar program, called the "Solar Partner Program", is to be 8 MW followed by a 2 MW second stage that will only be deployed if coupled with distributed storage. The program will target specific distribution feeders in an effort to maximize potential system benefits, as well as make systems available to limited-income customers who cannot easily install solar through transactions with third parties. The ACC expressly reserved that any determination of prudency of the residential rooftop solar program for rate making purposes shall not be made until the project is fully in service and APS requests cost recovery in a future rate case.

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

On June 1, 2015, APS filed its 2016 DSM Plan requesting a budget of $68.9 million and minor modifications to its DSM portfolio to increase energy savings and cost effectiveness of the programs. On April 1, 2016, APS filed an amended 2016 DSM Plan that sought minor modifications to its existing DSM Plan and requested to continue the current DSMAC and current budget of $68.9 million. On July 12, 2016, the ACC approved APS’s amended DSM Plan and directed APS to spend up to an additional $4 million on a new residential demand response or load management program that facilitates energy storage technology.

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

On November 4, 2014, the ACC staff issued a request for informal comment on a draft of possible amendments to Arizona’s Electric Utility Energy Efficiency Standards. The draft proposed substantial changes to the rules and energy efficiency standards. The ACC accepted written comments and took public comment regarding the possible amendments on December 19, 2014. A formal rulemaking has not been initiated and there has been no additional action on the draft to date. On July 12, 2016, the ACC ordered that ACC staff convene a workshop within 120 days to discuss a number of issues related to the Electric Energy Efficiency Standards, including the process of determining the cost effectiveness of DSM programs and the treatment of peak demand and capacity reductions, among others.

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

On June 1, 2016, APS filed an application with the ACC for an annual increase in retail base rates of $165.9 million. This amount excludes amounts that are currently collected on customer bills through adjustor mechanisms. The application requests that some of the balances in these adjustor accounts (aggregating to approximately $267.6 million as of December 31, 2015) be transferred into base rates through the ratemaking process. This transfer would not have an incremental effect on customer bills. The average annual customer bill impact of APS’s request is an increase of 5.74% (the average annual bill impact for a typical APS residential customer is 7.96%). APS's application also addresses rate design changes (residential, commercial and industrial), permission to defer for potential future recovery costs associated with the Ocotillo Modernization Project, permission to defer for potential future recovery costs associated with environmental standards compliance, inclusion of post-test year plant and modifications to certain adjustor mechanisms, among other items.  APS requested that the increase become effective July 1, 2017. On July 22, 2016, the administrative law judge set a procedural schedule for the rate proceedings. The ACC staff and interveners will begin filing their direct testimony on December 21, and the hearing will commence on March 22, 2017. The Commission staff supports completing the case within 12 months. APS cannot predict the outcome of its request.

APS has several recovery mechanisms in place that provide more timely recovery to APS of its fuel and transmission costs, and costs associated with the promotion and implementation of its demand side management and renewable energy efforts and customer programs.  These mechanisms are described more fully in Note 3.

As part of APS’s acquisition of SCE’s interest in Units 4 and 5, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination.  On December 22, 2015, APS and SCE agreed to terminate the Transmission Termination Agreement and allow for the Transmission Agreement to expire according to its terms, which includes settling obligations in accordance with the terms of the Transmission Agreement.  APS established a regulatory asset of $12 million in 2015 in connection with the payment required under the terms of the Transmission Agreement. On July 1, 2016, FERC issued an order denying APS’s request to recover the regulatory asset through its FERC-jurisdictional rates.  APS and SCE completed the termination of the Transmission Agreement on July 6, 2016. APS made the required payment to SCE and wrote-off the $12 million regulatory asset and charged operating revenues to reflect this order in the second quarter of 2016.  On July 29, 2016, APS filed for a rehearing with FERC. In its order denying recovery FERC also referred to its enforcement division a question of whether the agreement between APS and SCE relating to the settlement of obligations under the Transmission Agreement was a jurisdictional contract that should have been filed with FERC. APS cannot predict the outcome of either matter.

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

On October 20, 2015, the ACC voted to conduct a generic evidentiary hearing on the value and cost of distributed generation to gather information that will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A hearing was held in April 2016.  APS cannot predict the outcome of this proceeding.

In 2015, Arizona jurisdictional utilities UNS Electric, Inc. and Tucson Electric Power Company both filed applications with the ACC requesting rate increases. These applications include rate design changes to mitigate the cost shift caused by net metering. On December 9, 2015 and February 23, 2016, APS filed testimony in the UNS Electric, Inc. rate case in support of the UNS Electric, Inc. proposed rate design changes. APS actively participated in the related hearings held in March 2016. APS has also intervened in the upcoming Tucson Electric Power Company rate case. On June 24, 2016, APS filed testimony in the Tucson Electric Power Company rate case in support of the Tucson Electric Power Company proposed rate design changes. The outcomes of these proceedings will not directly impact our financial position.

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

System Benefits Charge. The 2012 Settlement Agreement  provides that once APS achieved full funding of its decommissioning obligation under the sale leaseback agreements covering Unit 2 of Palo Verde, APS was required to implement a reduced System Benefits charge effective January 1, 2016.  Beginning on January 1, 2016, APS began implementing a reduced System Benefits charge.  The impact on APS retail revenues from the new System Benefits charge is an overall reduction of approximately $14.6 million per year with a corresponding reduction in depreciation and amortization expense.

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

Electric Operating Revenues.  For the years 2013 through 2015, retail electric revenues comprised approximately 93% of our total electric operating revenues.  Our electric operating revenues are affected by customer growth or decline, variations in weather from period to period, customer mix, average usage per customer and the impacts of energy efficiency programs, distributed energy additions, electricity rates and tariffs, and the operation of our adjustor mechanisms.  These revenue transactions are affected by the availability of excess generation or other energy resources and wholesale market conditions, including competition, demand and prices.

Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.4% for the six-month period ended June 30, 2016 compared with the prior-year period.  For the three years 2013 through 2015, APS’s customer growth averaged 1.3% per year. We currently expect annual customer growth to average in the range of 2.0-3.0% for 2016 through 2018 based on our assessment of modestly improving economic conditions in Arizona. Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 0.6% for the six-month period ended June 30, 2016 compared with the prior-year period, reflecting the effects of improving economic conditions and customer growth and an additional day of sales due to the leap year, partially offset by customer conservation and energy efficiency and distributed renewable generation initiatives.  For the three years 2013 through 2015, APS experienced annual increases in retail electricity sales averaging 0.1%, adjusted to exclude the effects of weather variations.  We currently estimate that annual retail electricity sales in kWh will increase on average in the range of 0.5-1.5% during 2016 through 2018, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A slower recovery of the Arizona economy could further impact these estimates.

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

Operating Results — Three-month period ended June 30, 2016 compared with three-month period ended June 30, 2015.

Our consolidated net income attributable to common shareholders for the three months ended June 30, 2016 was $121 million, compared with consolidated net income attributable to common shareholders of $123 million for the prior-year period.  The results reflect a decrease of approximately $2 million for the regulated electricity segment primarily due to higher operations and maintenance expenses related to employee benefit costs, partially offset by the effects of weather and higher retail sales due to customer growth and changes in customer usage patterns and related pricing.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended June 30,
	2016	2015	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$635	$608	$27
Operations and maintenance	(242)	(211)	(31)
Depreciation and amortization	(123)	(123)	—
Taxes other than income taxes	(42)	(43)	1
All other income and expenses, net	12	9	3
Interest charges, net of allowance for borrowed funds used during construction	(48)	(44)	(4)
Income taxes	(66)	(68)	2
Less income related to noncontrolling interests (Note 5)	(5)	(5)	—
Regulated electricity segment income	121	123	(2)
All other	—	—	—
Net Income Attributable to Common Shareholders	$121	$123	$(2)

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $27 million higher for the three months ended June 30, 2016 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Effects of weather	$23	$7	$16
Transmission revenues (Note 3):
Higher retail transmission revenues	16	—	16
FERC disallowance	(12)	—	(12)
Higher retail sales due to customer growth and changes in customer usage patterns and related pricing	7	—	7
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(9)	(10)	1
Palo Verde system benefits charge (offset in depreciation and amortization, see Note 3)	(4)	—	(4)
Miscellaneous items, net	(1)	(4)	3
Total	$20	$(7)	$27

Operations and maintenance.  Operations and maintenance expenses increased $31 million for the three months ended June 30, 2016 compared with the prior-year period primarily because of:

•	An increase of $18 million for employee benefit costs primarily related to stock compensation and other benefit costs;

•	An increase of $10 million in fossil generation costs related to higher planned outage costs;

•	An increase of $5 million for corporate support related to costs to support the company's positions on a solar net metering ballot initiative in Arizona, and increased regulatory costs;

•	An increase of $4 million related to transmission, distribution and customer service costs primarily related to increased maintenance costs and implementation of new systems;

•	A decrease of $10 million related to lower other fossil operating costs; and

•	An increase of $4 million related to miscellaneous other factors.

Depreciation and amortization.  Depreciation and amortization expenses for the three months ended June 30, 2016 were comparable to the prior-year period and included the following:

•	An increase of $9 million due to increased plant in service;

•	A decrease of $5 million related to the regulatory treatment of the Palo Verde sale leaseback lease extension; and

•	A decrease of $4 million due to lower Palo Verde decommissioning expense recovered through system benefits charge (offset in operating revenues).

All other income and expenses, net.  All other income and expenses, net, were $3 million higher for the three months ended June 30, 2016 compared with the prior-year period primarily due to the gain on sale of a transmission line.

Interest charges, net of allowance for borrowed funds used during construction.  Interest charges, net of allowance for borrowed funds used during construction, increased $4 million for the three months ended June 30, 2016 compared with the prior-year period, primarily because of higher debt balances in the current year.

Operating Results — Six-month period ended June 30, 2016 compared with six-month period ended June 30, 2015.

Our consolidated net income attributable to common shareholders for the six months ended June 30, 2016 was $126 million, compared with consolidated net income attributable to common shareholders of $139 million for the prior-year period.  The results reflect a decrease of approximately $13 million for the regulated electricity segment primarily due to higher operations and maintenance expenses related to employee benefit costs, fossil generation costs and transmission, distribution and customer service costs; partially offset by the effects of weather, higher retail transmission revenues, and higher retail sales due to customer growth and changes in customer usage patterns and related pricing.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Six Months Ended June 30,
	2016	2015	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$1,090	$1,056	$34
Operations and maintenance	(485)	(426)	(59)
Depreciation and amortization	(243)	(244)	1
Taxes other than income taxes	(84)	(86)	2
All other income and expenses, net	20	13	7
Interest charges, net of allowance for borrowed funds used during construction	(93)	(88)	(5)
Income taxes	(68)	(76)	8
Less income related to noncontrolling interests (Note 5)	(10)	(9)	(1)
Regulated electricity segment income	127	140	(13)
All other	(1)	(1)	—
Net Income Attributable to Common Shareholders	$126	$139	$(13)

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $34 million higher for the six months ended June 30, 2016 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Effects of weather	$29	$9	$20
Transmission revenues (Note 3):
Higher retail transmission revenues	19	—	19
FERC disallowance	(12)	—	(12)
Higher retail sales due to customer growth and changes in customer usage patterns and related pricing	15	2	13
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(16)	(17)	1
Palo Verde system benefits charge (offset in depreciation and amortization, see Note 3)	(7)	—	(7)
Miscellaneous items, net	(2)	(2)	—
Total	$26	$(8)	$34

Operations and maintenance.  Operations and maintenance expenses increased $59 million for the six months ended June 30, 2016 compared with the prior-year period primarily because of:

•	An increase of $27 million for employee benefit costs primarily related to stock compensation and other benefit costs;

•	An increase of $15 million in fossil generation costs primarily related to $33 million in higher planned outage costs, partially offset by $18 million of lower other fossil operating costs;

•	An increase of $11 million for transmission, distribution, and customer service costs primarily related to increased maintenance costs and implementation of new systems;

•	An increase of $5 million for corporate support related to costs to support the company's positions on a solar net metering ballot initiative in Arizona, and increased regulatory costs; and

•	An increase of $1 million related to miscellaneous other factors.

Depreciation and amortization.  Depreciation and amortization expenses decreased $1 million for the six months ended June 30, 2016 compared to the prior-year period primarily related to:

•	A decrease of $10 million related to the regulatory treatment of the Palo Verde sale leaseback lease extension;

•	A decrease of $7 million due to lower Palo Verde decommissioning expense recovered through system benefits charge (offset in operating revenues); and

•	An increase of $16 million due to increased plant in service.

All other income and expenses, net.  All other income and expenses, net, were $7 million higher for the six months ended June 30, 2016 compared with the prior-year period primarily due to the gain on sale of a transmission line.

Interest charges, net of allowance for borrowed funds used during construction.  Interest charges, net of allowance for borrowed funds used during construction, increased $5 million for the six months ended June 30, 2016 compared with the prior-year period, primarily because of higher debt balances in the current year.

Income Taxes.  Income taxes were $8 million lower for the six months ended June 30, 2016 compared with the prior-year period, primarily because of lower taxable income in the current year.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At June 30, 2016, APS’s common equity ratio, as defined, was 52%.  Its total shareholder equity was approximately $4.7 billion, and total capitalization was approximately $8.9 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $3.6 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Many of APS’s current capital expenditure projects qualify for bonus depreciation. On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016 (H.R. 2029), which combined the tax and government funding bills (The Protecting Americans from Tax Hikes Act and Omnibus Bill) containing an extension of bonus depreciation through 2019.  Enactment of this legislation is expected to generate approximately $375-$425 million of cash tax benefits over the next three years, which is expected to be fully realized by APS and Pinnacle West Consolidated during this time frame.  The cash generated by the extension of bonus depreciation is an acceleration of the tax benefits that APS would have otherwise received over 20 years and reduces rate base for ratemaking purposes.  At Pinnacle West Consolidated, the extension of bonus depreciation will, in turn, delay until 2019 full cash realization of approximately $78 million of currently unrealized Investment Tax Credits, which are recorded as a deferred tax asset on the Condensed Consolidated Balance Sheet as of June 30, 2016.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the six months ended June 30, 2016 and 2015 (dollars in millions):

Pinnacle West Consolidated

	Six Months Ended June 30,		Net
	2016	2015	Change
Net cash flow provided by operating activities	$422	$394	$28
Net cash flow used for investing activities	(715)	(509)	(206)
Net cash flow provided by financing activities	297	121	176
Net increase in cash and cash equivalents	$4	$6	$(2)

Arizona Public Service Company

	Six Months Ended June 30,		Net
	2016	2015	Change
Net cash flow provided by operating activities	$426	$406	$20
Net cash flow used for investing activities	(700)	(508)	(192)
Net cash flow provided by financing activities	283	106	177
Net increase in cash and cash equivalents	$9	$4	$5

Operating Cash Flows

Six-month period ended June 30, 2016 compared with six-month period ended June 30, 2015.  Pinnacle West’s consolidated net cash provided by operating activities was $422 million in 2016 compared to $394 million in 2015. The increase of $28 million in net cash provided is primarily due to changes in working capital.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 116% funded as of January 1, 2015 and 2016.  Under GAAP, the qualified pension plan was 89% funded as of January 1, 2015 and 88% funded as of January 1, 2016. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We made voluntary contributions of $80 million to our pension plan year-to-date in 2016. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $300 million during the 2016-2018 period. We expect to make contributions of approximately $1 million in each of the next three years to our other postretirement benefit plans.

Investing Cash Flows

Six-month period ended June 30, 2016 compared with six-month period ended June 30, 2015.  Pinnacle West’s consolidated net cash used for investing activities was $715 million in 2016, compared to $509 million in 2015, an increase of $206 million in net cash used primarily related to increased capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2016	2017	2018
APS
Generation:
Nuclear Fuel	$81	$78	$81
Renewables	107	1	1
Environmental	227	201	103
New Gas Generation	77	235	114
Other Generation	139	146	207
Distribution	359	346	398
Transmission	122	217	139
Other (a)	93	83	81
Total APS	$1,205	$1,307	$1,124

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

On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. On December 29, 2015, NTEC notified APS of its intent to exercise its option to purchase the 7% interest. 4CA, a wholly-owned subsidiary of Pinnacle West, purchased the El Paso interest on July 6, 2016. The table above does not include capital expenditures related to 4CA's interest in Four Corners Units 4 and 5 of approximately $30 million in 2016 and $25 million in 2017.

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

Financing Cash Flows and Liquidity

Six-month period ended June 30, 2016 compared with six-month period ended June 30, 2015.  Pinnacle West’s consolidated net cash provided by financing activities was $297 million in 2016, compared to $121 million of net cash provided in 2015, an increase of $176 million in net cash provided.  The increase in net cash provided by financing activities is primarily due to $268 million lower repayments of long-term debt and a $54 million net change in short-term borrowings, partially offset by $154 million lower issuances of long-term debt.

Significant Financing Activities.  On June 22, 2016, the Pinnacle West Board of Directors declared a dividend of $0.625 per share of common stock, payable on September 1, 2016 to shareholders of record on August 1, 2016.

On April 22, 2016, APS entered into a $100 million term loan facility that matures April 22, 2019. Interest rates are based on APS's senior unsecured debt credit ratings. APS used the proceeds to repay and refinance existing short-term indebtedness.

On May 6, 2016, APS issued $350 million of 3.75% unsecured senior notes that mature on May 15, 2046. The net proceeds from the sale were used to redeem and cancel Pollution Control Bonds (see details below), and to repay commercial paper borrowings and replenish cash temporarily used to fund capital expenditures.

On June 1, 2016, APS redeemed at par and canceled all $64 million of the Navajo County, Arizona Pollution Control Corporation Revenue Refunding Bonds (Arizona Public Service Company Cholla Project), 2009 Series D and E.

On June 1, 2016, APS redeemed at par and canceled all $13 million of the Coconino County, Arizona Pollution Control Corporation Revenue Refunding Bonds (Arizona Public Service Company Navajo Project), 2009 Series A.

On August 1, 2016, APS repaid at maturity APS’s $250 million aggregate principal amount of 6.25% senior notes due August 1, 2016.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

During the first quarter of 2016, APS increased its commercial paper program from $250 million to $500 million.

On May 13, 2016, Pinnacle West replaced its $200 million revolving credit facility that would have matured in May 2019, with a new $200 million facility that matures in May 2021. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At June 30, 2016, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

On May 13, 2016, APS replaced its $500 million revolving credit facility that would have matured in May 2019, with a new $500 million facility that matures in May 2021. At June 30, 2016, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in September 2020 and the $500 million facility that matures in May 2021.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings.

These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At June 30, 2016, APS had $64 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

 See "Financial Assurances" in Note 7 for a discussion of APS’s separate outstanding letters of credit.

Other Financing Matters. See Note 6 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At June 30, 2016, the ratio was approximately 49% for Pinnacle West and 48% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of July 22, 2016 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	A3	A-	A-
Commercial paper	P-2	A-2	F2
Outlook	Stable	Stable	Stable

APS
Corporate credit rating	A2	A-	A-
Senior unsecured	A2	A-	A
Commercial paper	P-1	A-2	F2
Outlook	Stable	Stable	Stable

Off-Balance Sheet Arrangements

See Note 5 for a discussion of the impacts on our financial statements of consolidating certain VIEs.

Contractual Obligations

There have been no material changes, as of June 30, 2016, outside the normal course of business in contractual obligations from the information provided in our 2015 Form 10-K. See Note 2 for discussion regarding changes in our long-term debt obligations.

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

OTHER ACCOUNTING MATTERS

We are currently evaluating the impacts of adopting the following new accounting standards:

•	Stock compensation guidance effective for us January 1, 2017

•	Revenue recognition guidance, and related amendments, effective for us January 1, 2018

•	Financial instrument recognition and measurement guidance effective for us January 1, 2018

•	Lease accounting guidance effective for us January 1, 2019

•	Measurement of credit losses on financial instruments effective for us on January 1, 2020

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the six months ended June 30, 2016 and 2015 (dollars in millions):

	Six Months Ended June 30,
	2016	2015
Mark-to-market of net positions at beginning of year	$(154)	$(115)
Decrease (increase) in regulatory asset/liability	70	(18)
Recognized in OCI:
Mark-to-market losses realized during the period	2	3
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(82)	$(130)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at June 30, 2016 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, "Derivative Accounting" and "Fair Value Measurements," in Item 8 of our 2015 Form 10-K and Note 10 for more discussion of our valuation methods.

Source of Fair Value	2016	2017	2018	2019	2020	Total fair value
Observable prices provided by other external sources	$(22)	$(18)	$(11)	$1	$—	$(50)
Prices based on unobservable inputs	(8)	(7)	(8)	(7)	(2)	(32)
Total by maturity	$(30)	$(25)	$(19)	$(6)	$(2)	$(82)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 (dollars in millions):

	June 30, 2016 Gain (Loss)		December 31, 2015 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) or OCI (a)
Electricity	$2	$(2)	$2	$(2)
Natural gas	47	(47)	35	(35)
Total	$49	$(49)	$37	$(37)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2016.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of June 30, 2016.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.                   LEGAL PROCEEDINGS

See "Business of Arizona Public Service Company — Environmental Matters" in Item 1 of the 2015 Form 10-K with regard to pending or threatened litigation and other disputes.

See Note 3 for ACC and FERC-related matters.

See Note 7 for information regarding environmental matters and Superfund-related matters.

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

Item 5.                OTHER INFORMATION

Peabody Bankruptcy

On April 13, 2016, Peabody Energy Corporation and certain affiliated entities filed a petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri.  Under a Coal Supply Agreement, dated December 21, 2005, Peabody supplied coal to APS and PacifiCorp (collectively, the “Buyers”) for use at the Cholla power plant in Arizona.  APS believes that the Coal Supply Agreement terminated automatically on April 13, 2016 as a result of Peabody's bankruptcy filing.  The Buyers filed a motion requesting that the Bankruptcy Court enter an order determining that the Buyers are authorized to enforce the termination provisions in the Coal Supply Agreement.

On May 13, 2016, Peabody filed a complaint against the Buyers in the bankruptcy court in which Peabody alleges that the Buyers have breached the Agreement. Peabody requests substantial, but unspecified, monetary damages from the Buyers.  Peabody and the Buyers have agreed to commence non-binding mediation, failing which a trial is expected to occur in November 2016.  APS cannot predict the outcome of this matter.

Subpoenas

In June 2016, Pinnacle West received two grand jury subpoenas issued in connection with an investigation by the office of the United States Attorney for the District of Arizona. The subpoenas seek information principally pertaining to the 2014 statewide election races in Arizona for Secretary of State and for positions on the ACC. The subpoenas request records involving certain Pinnacle West officers and employees, including the Company’s Chief Executive Officer, as well as communications between Pinnacle West personnel and a former ACC Commissioner. Pinnacle West is cooperating fully with the United States Attorney’s office in this matter.

Item 6.                 EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description
10.1	Pinnacle West	Five-Year Credit Agreement dated as of May 13, 2016, among Pinnacle West, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto

10.2	Pinnacle West APS	Five-Year Credit Agreement dated as of May 13, 2016, among APS, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Pinnacle West APS	XBRL Instance Document

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document
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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	August 2, 2016	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	August 2, 2016	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)