Form 10-Q
period 2016-09-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2016-11-03
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

PINNACLE WEST CAPITAL CORPORATION

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

ARIZONA PUBLIC SERVICE COMPANY

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of October 28, 2016: 111,306,107
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of October 28, 2016: 71,264,947

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

OPERATING REVENUES	$1,166,922	$1,199,146	$2,759,483	$2,761,013

OPERATING EXPENSES
Fuel and purchased power	336,120	363,847	832,253	868,561
Operations and maintenance	217,568	220,449	703,042	646,358
Depreciation and amortization	120,428	125,625	362,977	369,313
Taxes other than income taxes	41,284	43,241	125,902	129,489
Other expenses	264	873	2,141	2,524
Total	715,664	754,035	2,026,315	2,016,245
OPERATING INCOME	451,258	445,111	733,168	744,768
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	10,194	7,645	31,079	26,214
Other income (Note 8)	71	139	385	549
Other expense (Note 8)	(5,205)	(5,538)	(12,085)	(12,433)
Total	5,060	2,246	19,379	14,330
INTEREST EXPENSE
Interest charges	51,293	49,342	154,886	146,069
Allowance for borrowed funds used during construction	(4,321)	(3,518)	(14,849)	(12,056)
Total	46,972	45,824	140,037	134,013
INCOME BEFORE INCOME TAXES	409,346	401,533	612,510	625,085
INCOME TAXES	141,446	139,555	209,102	214,873
NET INCOME	267,900	261,978	403,408	410,212
Less: Net income attributable to noncontrolling interests (Note 5)	4,873	4,862	14,620	14,072
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$263,027	$257,116	$388,788	$396,140

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	111,416	111,036	111,363	110,984
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	112,100	111,616	111,987	111,490

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$2.36	$2.32	$3.49	$3.57
Net income attributable to common shareholders — diluted	$2.35	$2.30	$3.47	$3.55

DIVIDENDS DECLARED PER SHARE	$—	$—	$1.25	$1.19

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

NET INCOME	$267,900	$261,978	$403,408	$410,212

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit (expense) of $18, $96, ($608) and ($392) for the respective periods	(29)	(151)	(595)	(926)
Reclassification of net realized loss, net of tax benefit of $500, $567, $691 and $1,490 for the respective periods	798	892	2,564	3,742
Pension and other postretirement benefits activity, net of tax expense of $504, $553, $709 and $1,345 for the respective periods	804	869	633	1,335
Total other comprehensive income	1,573	1,610	2,602	4,151

COMPREHENSIVE INCOME	269,473	263,588	406,010	414,363
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,862	14,620	14,072

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$264,600	$258,726	$391,390	$400,291

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$48,267	$39,488
Customer and other receivables	325,029	274,691
Accrued unbilled revenues	150,531	96,240
Allowance for doubtful accounts	(3,608)	(3,125)
Materials and supplies (at average cost)	250,789	234,234
Fossil fuel (at average cost)	34,745	45,697
Income tax receivable	—	589
Assets from risk management activities (Note 6)	6,235	15,905
Deferred fuel and purchased power regulatory asset (Note 3)	8,132	—
Other regulatory assets (Note 3)	114,088	149,555
Other current assets	43,284	37,242
Total current assets	977,492	890,516
INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 6)	—	12,106
Nuclear decommissioning trust (Note 11)	779,753	735,196
Other assets	68,977	52,518
Total investments and other assets	848,730	799,820
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	16,877,695	16,222,232
Accumulated depreciation and amortization	(5,895,765)	(5,594,094)
Net	10,981,930	10,628,138
Construction work in progress	1,118,666	816,307
Palo Verde sale leaseback, net of accumulated depreciation (Note 5)	114,483	117,385
Intangible assets, net of accumulated amortization	96,789	123,975
Nuclear fuel, net of accumulated amortization	133,731	123,139
Total property, plant and equipment	12,445,599	11,808,944
DEFERRED DEBITS
Regulatory assets (Note 3)	1,212,150	1,214,146
Assets for other postretirement benefits (Note 4)	191,007	185,997
Other	130,748	128,835
Total deferred debits	1,533,905	1,528,978

TOTAL ASSETS	$15,805,726	$15,028,258

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2016	December 31, 2015
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$248,133	$297,480
Accrued taxes	219,432	138,600
Accrued interest	46,124	56,305
Common dividends payable	—	69,363
Short-term borrowings (Note 2)	117,300	—
Current maturities of long-term debt (Note 2)	16,870	357,580
Customer deposits	78,262	73,073
Liabilities from risk management activities (Note 6)	45,175	77,716
Liabilities for asset retirements (Note 14)	11,852	28,573
Deferred fuel and purchased power regulatory liability (Note 3)	—	9,688
Other regulatory liabilities (Note 3)	104,313	136,078
Other current liabilities	222,257	197,861
Total current liabilities	1,109,718	1,442,317
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 2)	4,145,366	3,462,391
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,941,559	2,723,425
Regulatory liabilities (Note 3)	998,349	994,152
Liabilities for asset retirements (Note 14)	458,628	415,003
Liabilities for pension benefits (Note 4)	401,680	480,998
Liabilities from risk management activities (Note 6)	58,343	89,973
Customer advances	98,779	115,609
Coal mine reclamation	220,269	201,984
Deferred investment tax credit	180,738	187,080
Unrecognized tax benefits	9,904	9,524
Other	190,258	186,345
Total deferred credits and other	5,558,507	5,404,093
COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 111,220,370 and 111,095,402 issued at respective dates	2,552,979	2,541,668
Treasury stock at cost; 1,900 and 115,030 shares at respective dates	(130)	(5,806)
Total common stock	2,552,849	2,535,862
Retained earnings	2,342,643	2,092,803
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(36,960)	(37,593)
Derivative instruments	(5,186)	(7,155)
Total accumulated other comprehensive loss	(42,146)	(44,748)
Total shareholders’ equity	4,853,346	4,583,917
Noncontrolling interests (Note 5)	138,789	135,540
Total equity	4,992,135	4,719,457

TOTAL LIABILITIES AND EQUITY	$15,805,726	$15,028,258
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$403,408	$410,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	422,851	428,121
Deferred fuel and purchased power	(46,185)	(137)
Deferred fuel and purchased power amortization	28,366	19,284
Allowance for equity funds used during construction	(31,079)	(26,214)
Deferred income taxes	194,915	168,071
Deferred investment tax credit	(6,342)	9,542
Change in derivative instruments fair value	(278)	(261)
Changes in current assets and liabilities:
Customer and other receivables	(77,908)	(107,263)
Accrued unbilled revenues	(54,291)	(61,736)
Materials, supplies and fossil fuel	(4,438)	(22,537)
Income tax receivable	589	3,098
Other current assets	(11,665)	1,994
Accounts payable	(57,237)	(53,247)
Accrued taxes	80,925	110,066
Other current liabilities	(12,383)	16,952
Change in margin and collateral accounts — assets	517	(1,291)
Change in margin and collateral accounts — liabilities	18,085	30,678
Change in unrecognized tax benefits	1,628	(9,276)
Change in other long-term assets	(59,589)	17,753
Change in other long-term liabilities	(24,839)	(112,436)
Net cash flow provided by operating activities	765,050	821,373
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,014,910)	(778,700)
Contributions in aid of construction	39,355	33,982
Allowance for borrowed funds used during construction	(14,848)	(12,056)
Proceeds from nuclear decommissioning trust sales	447,419	330,304
Investment in nuclear decommissioning trust	(449,129)	(343,488)
Other	(18,353)	(2,830)
Net cash flow used for investing activities	(1,010,466)	(772,788)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	693,151	600,000
Repayment of long-term debt	(353,560)	(344,847)
Short-term borrowing and payments — net	117,300	(90,400)
Dividends paid on common stock	(203,115)	(192,466)
Common stock equity issuance - net of purchases	11,790	12,543
Distributions to noncontrolling interests	(11,372)	(28,012)
Other	1	—
Net cash flow provided by (used for) financing activities	254,195	(43,182)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,779	5,403

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,488	7,604

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,267	$13,007
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2015	110,649,762	$2,512,970	(78,400)	$(3,401)	$1,926,065	$(68,141)	$151,609	$4,519,102
Net income		—		—	396,140	—	14,072	410,212
Other comprehensive income		—		—	—	4,151	—	4,151
Dividends on common stock		—		—	(131,818)	—	—	(131,818)
Issuance of common stock	250,868	16,049		—	—	—	—	16,049
Purchase of treasury stock (a)		—	(93,280)	(6,096)	—	—	—	(6,096)
Reissuance of treasury stock for stock-based compensation and other		—	118,121	7,732	—	—	—	7,732
Capital activities by noncontrolling interests		—		—	—	—	(28,013)	(28,013)
Balance, September 30, 2015	110,900,630	$2,529,019	(53,559)	$(1,765)	$2,190,387	$(63,990)	$137,668	$4,791,319

Balance, January 1, 2016	111,095,402	$2,541,668	(115,030)	$(5,806)	$2,092,803	$(44,748)	$135,540	$4,719,457
Net income		—	—	—	388,788	—	14,620	403,408
Other comprehensive income		—		—	—	2,602	—	2,602
Dividends on common stock		—		—	(138,947)	—	—	(138,947)
Issuance of common stock	124,968	11,311		—	—	—	—	11,311
Purchase of treasury stock (a)		—	(71,962)	(4,880)	—	—	—	(4,880)
Reissuance of treasury stock for stock-based compensation and other		—	185,092	10,556	(1)	—	—	10,555
Capital activities by noncontrolling interests		—		—	—	—	(11,371)	(11,371)
Balance, September 30, 2016	111,220,370	$2,552,979	(1,900)	$(130)	$2,342,643	$(42,146)	$138,789	$4,992,135
(a)    Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

ELECTRIC OPERATING REVENUES	$1,166,359	$1,198,380	$2,752,748	$2,758,771

OPERATING EXPENSES
Fuel and purchased power	339,510	363,847	835,643	868,561
Operations and maintenance	209,366	216,011	681,789	633,989
Depreciation and amortization	120,013	125,592	362,492	369,234
Income taxes	148,945	148,543	225,239	232,454
Taxes other than income taxes	40,924	43,149	125,370	129,258
Total	858,758	897,142	2,230,533	2,233,496
OPERATING INCOME	307,601	301,238	522,215	525,275

OTHER INCOME (DEDUCTIONS)
Income taxes	5,753	5,678	9,289	10,809
Allowance for equity funds used during construction	10,194	7,645	31,079	26,214
Other income (Note 8)	567	650	6,924	1,999
Other expense (Note 8)	(3,776)	(3,965)	(12,956)	(11,768)
Total	12,738	10,008	34,336	27,254

INTEREST EXPENSE
Interest on long-term debt	46,970	44,011	142,692	134,265
Interest on short-term borrowings	2,401	3,460	6,408	6,339
Debt discount, premium and expense	1,195	1,218	3,529	3,455
Allowance for borrowed funds used during construction	(4,320)	(3,492)	(14,359)	(12,019)
Total	46,246	45,197	138,270	132,040

NET INCOME	274,093	266,049	418,281	420,489

Less: Net income attributable to noncontrolling interests (Note 5)	4,873	4,862	14,620	14,072

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$269,220	$261,187	$403,661	$406,417

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

NET INCOME	$274,093	$266,049	$418,281	$420,489

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit (expense) of $18, $96, ($608) and ($392) for the respective periods	(29)	(151)	(595)	(926)
Reclassification of net realized loss, net of tax benefit of $500, $567, $691 and $1,490 for the respective periods	798	892	2,564	3,742
Pension and other postretirement benefits activity, net of tax expense of $501, $553, $657 and $1,275 for the respective periods	799	870	768	1,477
Total other comprehensive income	1,568	1,611	2,737	4,293

COMPREHENSIVE INCOME	275,661	267,660	421,018	424,782
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,862	14,620	14,072

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$270,788	$262,798	$406,398	$410,710

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2016	December 31, 2015
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$16,764,278	$16,218,724
Accumulated depreciation and amortization	(5,808,259)	(5,590,937)
Net	10,956,019	10,627,787

Construction work in progress	1,092,895	812,845
Palo Verde sale leaseback, net of accumulated depreciation (Note 5)	114,483	117,385
Intangible assets, net of accumulated amortization	96,634	123,820
Nuclear fuel, net of accumulated amortization	133,731	123,139
Total property, plant and equipment	12,393,762	11,804,976

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 11)	779,753	735,196
Assets from risk management activities (Note 6)	—	12,106
Other assets	48,471	34,455
Total investments and other assets	828,224	781,757

CURRENT ASSETS
Cash and cash equivalents	8,027	22,056
Customer and other receivables	323,036	274,428
Accrued unbilled revenues	150,531	96,240
Allowance for doubtful accounts	(3,608)	(3,125)
Materials and supplies (at average cost)	249,554	234,234
Fossil fuel (at average cost)	34,745	45,697
Assets from risk management activities (Note 6)	6,235	15,905
Deferred fuel and purchased power regulatory asset (Note 3)	8,132	—
Other regulatory assets (Note 3)	114,088	149,555
Other current assets	39,981	35,765
Total current assets	930,721	870,755

DEFERRED DEBITS
Regulatory assets (Note 3)	1,212,150	1,214,146
Assets for other postretirement benefits (Note 4)	187,616	182,625
Other	125,863	127,923
Total deferred debits	1,525,629	1,524,694

TOTAL ASSETS	$15,678,336	$14,982,182

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2016	December 31, 2015
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,379,696
Retained earnings	2,413,153	2,148,493
Accumulated other comprehensive (loss):
Pension and other postretirement benefits	(19,174)	(19,942)
Derivative instruments	(5,186)	(7,155)
Total shareholder equity	4,946,651	4,679,254
Noncontrolling interests (Note 5)	138,789	135,540
Total equity	5,085,440	4,814,794
Long-term debt less current maturities (Note 2)	4,020,366	3,337,391
Total capitalization	9,105,806	8,152,185
CURRENT LIABILITIES
Short-term borrowings (Note 2)	83,300	—
Current maturities of long-term debt (Note 2)	16,870	357,580
Accounts payable	241,495	291,574
Accrued taxes	252,443	144,488
Accrued interest	45,762	56,003
Common dividends payable	—	69,400
Customer deposits	78,262	73,073
Liabilities from risk management activities (Note 6)	45,175	77,716
Liabilities for asset retirements (Note 14)	11,505	28,573
Deferred fuel and purchased power regulatory liability (Note 3)	—	9,688
Other regulatory liabilities (Note 3)	104,313	136,078
Other current liabilities	186,402	180,535
Total current liabilities	1,065,527	1,424,708
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,957,021	2,764,489
Regulatory liabilities (Note 3)	998,349	994,152
Liabilities for asset retirements (Note 14)	450,508	415,003
Liabilities for pension benefits (Note 4)	380,640	459,065
Liabilities from risk management activities (Note 6)	58,343	89,973
Customer advances	98,779	115,609
Coal mine reclamation	205,126	201,984
Deferred investment tax credit	180,738	187,080
Unrecognized tax benefits	37,266	35,251
Other	140,233	142,683
Total deferred credits and other	5,507,003	5,405,289
COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)

TOTAL LIABILITIES AND EQUITY	$15,678,336	$14,982,182

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$418,281	$420,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	422,365	428,042
Deferred fuel and purchased power	(46,185)	(137)
Deferred fuel and purchased power amortization	28,366	19,284
Allowance for equity funds used during construction	(31,079)	(26,214)
Deferred income taxes	171,000	72,737
Deferred investment tax credit	(6,342)	9,542
Change in derivative instruments fair value	(278)	(261)
Changes in current assets and liabilities:
Customer and other receivables	(75,961)	(106,236)
Accrued unbilled revenues	(54,291)	(61,736)
Materials, supplies and fossil fuel	(4,368)	(22,537)
Other current assets	(9,857)	2,676
Accounts payable	(56,349)	(52,919)
Accrued taxes	107,955	215,524
Other current liabilities	(30,973)	7,759
Change in margin and collateral accounts — assets	517	(1,291)
Change in margin and collateral accounts — liabilities	18,085	30,678
Change in unrecognized tax benefits	1,628	(9,276)
Change in other long-term assets	(54,051)	16,955
Change in other long-term liabilities	(32,146)	(111,121)
Net cash flow provided by operating activities	766,317	831,958
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(992,735)	(778,207)
Contributions in aid of construction	39,355	33,982
Allowance for borrowed funds used during construction	(14,359)	(12,019)
Proceeds from nuclear decommissioning trust sales	447,419	330,304
Investment in nuclear decommissioning trust	(449,129)	(343,488)
Other	(14,016)	(840)
Net cash flow used for investing activities	(983,465)	(770,268)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	693,151	600,000
Short-term borrowings and payments — net	83,300	(90,400)
Repayment of long-term debt	(353,560)	(344,847)
Dividends paid on common stock	(208,400)	(197,600)
Distributions to noncontrolling interests	(11,372)	(28,012)
Net cash flow provided by (used for) financing activities	203,119	(60,859)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(14,029)	831
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,056	4,515
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,027	$5,346
Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	$10,533	$5,504
Interest, net of amounts capitalized	$144,984	$141,216
Significant non-cash investing and financing activities:
Accrued capital expenditures	$90,069	$36,718

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2015	71,264,947	$178,162	$2,379,696	$1,968,718	$(48,333)	$151,609	$4,629,852
Net income		—	—	406,417	—	14,072	420,489
Other comprehensive income		—	—	—	4,293	—	4,293
Dividends on common stock		—	—	(131,800)	—	—	(131,800)
Other		—	—	1	—	—	1
Net capital activities by noncontrolling interests		—	—	—	—	(28,013)	(28,013)
Balance, September 30, 2015	71,264,947	$178,162	$2,379,696	$2,243,336	$(44,040)	$137,668	$4,894,822

Balance, January 1, 2016	71,264,947	$178,162	$2,379,696	$2,148,493	$(27,097)	$135,540	$4,814,794
Net income		—	—	403,661	—	14,620	418,281
Other comprehensive income		—	—	—	2,737	—	2,737
Dividends on common stock		—	—	(139,001)	—	—	(139,001)
Net capital activities by noncontrolling interests		—	—	—	—	(11,371)	(11,371)
Balance, September 30, 2016	71,264,947	$178,162	$2,379,696	$2,413,153	$(24,360)	$138,789	$5,085,440

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries:  APS, 4C Acquisition, LLC ("4CA"), Bright Canyon Energy Corporation ("BCE") and El Dorado Investment Company ("El Dorado").  Intercompany accounts and transactions between the consolidated companies have been eliminated.  The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde Nuclear Generating Station ("Palo Verde") sale leaseback variable interest entities ("VIEs") (see Note 5 for further discussion).  Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash paid during the period for:
Income taxes, net of refunds	$2,562	$2,692
Interest, net of amounts capitalized	146,691	143,116
Significant non-cash investing and financing activities:
Accrued capital expenditures	$91,315	$36,718

2.	Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle West

On May 13, 2016, Pinnacle West replaced its $200 million revolving credit facility that would have matured in May 2019, with a new $200 million facility that matures in May 2021. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. At September 30, 2016, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

On August 31, 2016, PNW entered into a $75 million 364-day unsecured revolving credit facility that matures in August 2017. PNW will use the new facility to fund or otherwise support obligations related to 4CA, and borrowings under the facility will bear interest at LIBOR plus 0.80% per annum. At September 30, 2016, Pinnacle West had $34 million outstanding under the facility.

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

On September 20, 2016, APS issued $250 million of 2.55% unsecured senior notes that mature on September 15, 2026. The net proceeds from the sale were used to repay commercial paper borrowings and replenish cash temporarily used in connection with the payment at maturity of our $250 million aggregate principal amount of 6.25% Notes due August 1, 2016.

On September 20, 2016, APS redeemed at par and canceled all $27 million of the Coconino County, Arizona Pollution Control Corporation Revenue Refunding Bonds (Arizona Public Service Company Navajo Project), 2009 Series B.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2016, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in September 2020 and the $500 million facility that matures in May 2021.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At September 30, 2016, APS had $83 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

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

	As of September 30, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$125,000	$125,000	$125,000	$125,000
APS	4,037,236	4,609,003	3,694,971	3,981,367
Total	$4,162,236	$4,734,003	$3,819,971	$4,106,367

Debt Provisions

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At September 30, 2016, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $4.9 billion, and total capitalization was approximately $9.2 billion.  APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $3.7 billion, assuming APS’s total capitalization remains the same.

3.	Regulatory Matters

Retail Rate Case Filing with the Arizona Corporation Commission

On June 1, 2016, APS filed an application with the ACC for an annual increase in retail base rates of $165.9 million. This amount excludes amounts that are currently collected on customer bills through adjustor mechanisms. The application requests that some of the balances in these adjustor accounts (aggregating to approximately $267.6 million as of December 31, 2015) be transferred into base rates through the ratemaking process. This transfer would not have an incremental effect on average customer bills. The average annual customer bill impact of APS’s request is an increase of 5.74% (the average annual bill impact for a typical APS residential customer is 7.96%).

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company requested that the increase become effective July 1, 2017.  On July 22, 2016, the administrative law judge set a procedural schedule for the rate proceedings. The ACC staff and interveners will begin filing their direct testimony on December 21, 2016, and the hearing will commence on March 22, 2017. The Commission staff supports completing the case within 12 months. APS cannot predict the outcome of its request.

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

Settlement Agreement

The 2012 Settlement Agreement provides for a zero net change in base rates, consisting of:  (1) a non-fuel base rate increase of $116.3 million; (2) a fuel-related base rate decrease of $153.1 million (to be implemented by a change in the base fuel rate for fuel and purchased power costs ("Base Fuel Rate") from $0.03757 to $0.03207 per kWh; and (3) the transfer of cost recovery for certain renewable energy projects from the Arizona Renewable Energy Standard and Tariff ("RES") surcharge to base rates in an estimated amount of $36.8 million.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•
A procedure to allow APS to request rate adjustments prior to its next general rate case related to APS’s acquisition of additional interests in Units 4 and 5 and the related closure of Units 1-3 of the Four Corners Power Plant ("Four Corners") (APS made its filing under this provision on December 30, 2013, see "Four Corners" below);

•	Implementation of an LFCR rate mechanism to support energy efficiency and distributed renewable generation;

•
Modifications to the EIS to allow for the recovery of carrying costs for capital expenditures associated with government-mandated environmental controls, subject to an existing cents per kWh cap on cost recovery that could produce up to approximately $5 million in revenues annually;

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

In December of 2014, the ACC voted that it had no objection to APS implementing an APS-owned rooftop solar research and development program aimed at learning how to efficiently enable the integration of rooftop solar and battery storage with the grid.  The first stage of the program, called the "Solar Partner Program," placed 8 MW of residential rooftop solar on strategically selected distribution feeders in an effort to maximize potential system benefits, as well as make systems available to limited-income customers who

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

cannot easily install solar through transactions with third parties. The second stage of the program, which includes an additional 2 MW of rooftop solar and energy storage, will place two energy storage systems sized at 2 MW on two different high solar penetration feeders to test various grid-related operation improvements and system interoperability, and is planned to be in operation by the end of 2016.  The ACC expressly reserved that any determination of prudency of the residential rooftop solar program for rate making purposes shall not be made until the project is fully in service and APS requests cost recovery in a future rate case.

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

In September of 2016, the ACC initiated a proceeding which will examine the possible modernization and expansion of the RES.  The ACC noted that many of the provisions of the original rule may no longer be appropriate, and the underlying economic assumptions associated with the rule have changed dramatically.  The proceeding will review such issues as the rapidly declining cost of solar generation, an increased interest in community solar projects, energy storage options, and the decline in fossil fuel generation due to stringent regulations of the United States Environmental Protection Agency ("EPA").  The proceeding will also examine the feasibility of increasing the standard to 30% of retail sales by 2030, in contrast to the current standard of 15% of retail sales by 2025.  APS cannot predict the outcome of this proceeding.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PSA Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$(9,688)	$6,925
Deferred fuel and purchased power costs — current period	46,185	137
Amounts charged to customers	(28,365)	(19,284)
Ending balance	$8,132	$(12,222)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

APS files for a LFCR adjustment every January. APS filed its 2014 annual LFCR adjustment on January 15, 2014, requesting a LFCR adjustment of $25.3 million, effective March 1, 2014.  The ACC approved APS’s LFCR adjustment without change on March 11, 2014, which became effective April 1, 2014. APS filed its 2015 annual LFCR adjustment on January 15, 2015, requesting an LFCR adjustment of $38.5 million, which was approved on March 2, 2015, effective for the first billing cycle of March. APS filed its 2016 annual LFCR adjustment on January 15, 2016, requesting an LFCR adjustment of $46.4 million (a $7.9 million annual increase), to be effective for the first billing cycle of March 2016. The ACC approved the 2016 annual LFCR to be effective in May 2016. Because the LFCR mechanism has a balancing account that trues up any under or over recoveries, the two months delay in implementation did not have an adverse effect on APS.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 20, 2015, the ACC voted to conduct a generic evidentiary hearing on the value and cost of distributed generation to gather information that will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A hearing was held in April 2016. On October 7, 2016, an Administrative Law Judge (the "ALJ") issued a recommendation in the docket concerning the value and cost of distributed generation. The ALJ recommended a change to how customers are compensated for energy that they export from rooftop solar systems. Instead of retail rate net metering, the ALJ recommended that the amount of compensation be established by using both an avoided cost calculation and a grid-scale solar resource proxy calculation that would be updated in subsequent utility rate cases. The ALJ recommended that the change to how APS pays for exported rooftop solar energy apply only to those customers who apply to interconnect their distributed generation systems after a decision in APS’s currently pending rate case. The ALJ found rooftop solar customers to be partial requirements customers, but recommended that whether rooftop solar customers should be placed into a separate customer class for purposes of ratemaking be decided in individual utility rate cases. Exceptions to the ALJ recommendation are due November 15, 2016. On December 13, 2016, the ACC will discuss at an open meeting the ALJ recommendation concerning the value and cost of distributed generation.  APS cannot predict the outcome of this proceeding.

In 2015, Arizona jurisdictional utilities UNS Electric, Inc. and Tucson Electric Power Company ("TEP") both filed applications with the ACC requesting rate increases. These applications include rate design changes to mitigate the cost shift caused by net metering. On December 9, 2015 and February 23, 2016, APS filed testimony in the UNS Electric, Inc. rate case in support of the UNS Electric, Inc. proposed rate design changes. APS actively participated in the related hearings held in March 2016. On August 18, 2016, the ACC issued a decision which ordered that net metering be considered in a separate, phase 2 of the UNS Electric, Inc. rate case to occur after the ACC decides issues raised in the separate, generic docket concerning the value and cost of distributed generation discussed above. APS has also intervened in the upcoming TEP rate case. On June 24, 2016, APS filed testimony in the TEP rate case in support of the TEP proposed rate design changes. In August 2016, the ACC also bifurcated the TEP rate case into two phases, the first of which will address revenue requirements and other traditional rate case issues while the second will address net metering issues. The outcomes of these proceedings will not directly impact our financial position.

Appellate Review of Third-Party Regulatory Decision ("System Improvement Benefits" or "SIB")

In a recent appellate challenge to an ACC rate decision involving a water company, the Arizona Court of Appeals considered the question of how the ACC should determine the “fair value” of a utility’s property, as specified in the Arizona Constitution, in connection with authorizing the recovery of costs through rate adjustors outside of a rate case.  The Court of Appeals reversed the ACC’s method of finding fair value in that case, and raised questions concerning the relationship between the need for fair value findings and the recovery of capital and certain other utility costs through adjustors. The ACC sought review by the Arizona Supreme Court of this decision, and APS filed a brief supporting the ACC’s petition to the Arizona Supreme Court for review of the Court of Appeals’ decision.  On February 9, 2016, the Arizona Supreme Court granted review of the decision and on August 8, 2016, the Arizona Supreme Court vacated the Court of Appeals opinion and affirmed the ACC’s orders approving the water company’s SIB adjustor.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Subpoena from Arizona Corporation Commissioner Robert Burns

On August 25, 2016, Commissioner Burns, individually and not by action of the ACC as a whole, filed subpoenas in APS’s current retail rate proceeding to APS and Pinnacle West for the production of records and information relating to a range of expenditures from 2011 through year-to-date 2016. The subpoenas request information concerning marketing and advertising expenditures, charitable donations, lobbying expenses, contributions to 501(c)(3) and (c)(4) nonprofits and political contributions. The return date for the production of information was set as September 15, 2016. The subpoenas also sought testimony from company personnel having knowledge of the material, including the Chief Executive Officer, on October 6, 2016.

On September 9, 2016, APS filed with the ACC a motion to quash the subpoenas, or alternatively stay APS’ obligations to comply with the subpoenas and decline to decide APS’ motion pending court proceedings. Contemporaneously with the filing of this motion, APS and Pinnacle West filed a complaint for special action and declaratory judgment in the Superior Court of Arizona for Maricopa County, seeking a declaratory judgment that Commissioner Burns’ subpoenas are contrary to law. On September 15, 2016, APS produced all non-confidential and responsive documents and offered to produce any remaining responsive documents that are confidential after an appropriate confidentiality agreement is signed. APS and Pinnacle West cannot predict the outcome of this matter.

Four Corners

On December 30, 2013, APS purchased Southern California Edison Company's ("SCE’s") 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013. On December 23, 2014, the ACC approved rate adjustments resulting in a revenue increase of $57.1 million on an annual basis.  This includes the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase through its inclusion in rates.  The 2012 Settlement Agreement also provides for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $65 million as of September 30, 2016 and is being amortized in rates over a total of 10 years. On February 23, 2015, the Arizona School Boards Association and the Association of Business Officials filed a notice of appeal in Division 1 of the Arizona Court of Appeals of the ACC decision approving the rate adjustments. APS has intervened and is actively participating in the proceeding. The Arizona Court of Appeals suspended the appeal pending the Arizona Supreme Court's decision in the SIB matter discussed above. On August 8, 2016, the Arizona Supreme Court issued its opinion in the SIB matter, and the Arizona Court of Appeals has now ordered supplemental briefing on how that SIB decision should affect the challenge to the Four Corners rate adjustment. We cannot predict when or how this matter will be resolved.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As part of APS’s acquisition of SCE’s interest in Units 4 and 5, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination. On December 22, 2015, APS and SCE agreed to terminate the Transmission Termination Agreement and allow for the Transmission Agreement to expire according to its terms, which includes settling obligations in accordance with the terms of the Transmission Agreement. APS established a regulatory asset of $12 million in 2015 in connection with the payment required under the terms of the Transmission Agreement. On July 1, 2016, FERC issued an order denying APS’s request to recover the regulatory asset through its FERC-jurisdictional rates.  APS and SCE completed the termination of the Transmission Agreement on July 6, 2016. APS made the required payment to SCE and wrote-off the $12 million regulatory asset and charged operating revenues to reflect this order in the second quarter of 2016.  On July 29, 2016, APS filed a request for rehearing with FERC. In its order denying recovery FERC also referred to its enforcement division a question of whether the agreement between APS and SCE relating to the settlement of obligations under the Transmission Agreement was a jurisdictional contract that should have been filed with FERC. APS cannot predict the outcome of either matter.

Cholla

On September 11, 2014, APS announced that it would close Unit 2 of the Cholla Power Plant ("Cholla") and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. APS closed Unit 2 on October 1, 2015. Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS is currently recovering a return on and of the net book value of the unit in base rates and is seeking recovery of the unit’s decommissioning and other retirement-related costs over the remaining life of the plant in its current retail rate case. APS believes it will be allowed recovery of the remaining net book value of Unit 2 ($117 million as of September 30, 2016), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of Cholla Unit 2, all or a portion of the regulatory asset will be written off and APS’s net income, cash flows, and financial position will be negatively impacted.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	September 30, 2016		December 31, 2015
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$608,312	$—	$619,223
Retired power plant costs	2033	9,913	120,072	9,913	127,518
Income taxes — allowance for funds used during construction ("AFUDC") equity	2046	5,419	151,451	5,495	133,712
Deferred fuel and purchased power — mark-to-market (Note 6)	2019	30,748	53,350	71,852	69,697
Deferred fuel and purchased power (c) (e)	2017	8,132	—	—	—
Four Corners cost deferral	2024	6,689	58,566	6,689	63,582
Income taxes — investment tax credit basis adjustment	2045	1,852	46,699	1,766	48,462
Lost fixed cost recovery (b)	2017	55,297	—	45,507	—
Palo Verde VIEs (Note 5)	2046	—	18,620	—	18,143
Deferred compensation	2036	—	36,071	—	34,751
Deferred property taxes	(c)	—	67,547	—	50,453
Loss on reacquired debt	2034	1,592	16,521	1,515	16,375
Tax expense of Medicare subsidy	2024	1,512	10,774	1,520	12,163
Transmission vegetation management	2016	—	—	4,543	—
Mead-Phoenix transmission line CIAC	2050	332	10,791	332	11,040
Transmission cost adjustor (b)	2018	—	4,687	—	2,942
Coal reclamation	2026	418	5,286	418	6,085
Other	Various	316	3,403	5	—
Total regulatory assets (d)		$122,220	$1,212,150	$149,555	$1,214,146

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

(e)	Subject to a carrying charge.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	September 30, 2016		December 31, 2015
		Current	Non-Current	Current	Non-Current
Asset retirement obligations	2057	$—	$305,862	$—	$277,554
Removal costs	(a)	27,626	237,885	39,746	240,367
Other postretirement benefits	(d)	33,294	146,988	34,100	179,521
Income taxes — deferred investment tax credit	2045	3,774	93,578	3,604	97,175
Income taxes — change in rates	2046	1,771	70,233	1,113	72,454
Spent nuclear fuel	2047	—	71,884	3,051	67,437
Renewable energy standard (b)	2017	28,921	1,091	43,773	4,365
Demand side management (b)	2017	4,261	21,863	6,079	19,115
Sundance maintenance	2030	—	14,885	—	13,678
Deferred fuel and purchased power (b) (c)	2017	—	—	9,688	—
Deferred gains on utility property	2019	2,063	9,335	2,062	6,001
Transmission cost adjustor (b)	2017	2,077	—	—	—
Four Corners coal reclamation	2031	—	17,213	—	8,920
Other	Various	526	7,532	2,550	7,565
Total regulatory liabilities		$104,313	$998,349	$145,766	$994,152

(a)	In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal.

(b)	See "Cost Recovery Mechanisms" discussion above.

(c)	Subject to a carrying charge.

(d)	See Note 4.

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

Certain pension and other postretirement benefit costs in excess of amounts recovered in electric retail rates were deferred in 2011 and 2012 as a regulatory asset for future recovery, pursuant to APS’s 2009 retail rate case settlement.  Pursuant to this order, we began amortizing the regulatory asset over three years beginning in July 2012.  We completed amortizing these costs as of June 30, 2015. We amortized approximately $2 million and $4 million for the three and nine months ended September 30, 2015, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged or amortized to the regulatory asset) (dollars in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost — benefits earned during the period	$13,448	$14,907	$40,344	$44,721	$3,748	$4,207	$11,245	$12,620
Interest cost on benefit obligation	32,912	30,996	98,735	92,987	7,430	7,026	22,291	21,077
Expected return on plan assets	(43,477)	(44,808)	(130,429)	(134,424)	(9,123)	(9,214)	(27,371)	(27,641)
Amortization of:
Prior service cost	132	148	395	446	(9,471)	(9,492)	(28,413)	(28,476)
Net actuarial loss	10,179	7,764	30,538	23,292	1,147	1,220	3,442	3,661
Net periodic benefit cost	$13,194	$9,007	$39,583	$27,022	$(6,269)	$(6,253)	$(18,806)	$(18,759)
Portion of cost charged to expense	$6,476	$4,433	$19,427	$15,653	$(3,077)	$(3,078)	$(9,230)	$(7,348)

Contributions

We have made voluntary contributions of $100 million to our pension plan year-to-date in 2016. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $300 million during the 2016-2018 period. We expect to make contributions of approximately $1 million in each of the next three years to our other postretirement benefit plans.

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation, resulting in an increase in net income for the three and nine months ended September 30, 2016 of $5 million and $15 million, respectively, and for the three and nine months ended September 30, 2015 of $5 million and

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$14 million, respectively, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 include the following amounts relating to the VIEs (in thousands):

	September 30, 2016	December 31, 2015
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$114,483	$117,385
Equity — Noncontrolling interests	138,789	135,540

Assets of the VIEs are restricted and may only be used for payment to the noncontrolling interest holders. These assets are reported on our condensed consolidated financial statements.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the United States Nuclear Regulatory Commission ("NRC") issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event were to occur during the lease periods, APS may be required to pay the noncontrolling equity participants approximately $289 million beginning in 2016, and up to $456 million over the lease terms.

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

As of September 30, 2016, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	1,630	GWh
Gas	193	Billion cubic feet

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Financial Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts		2016	2015	2016	2015
Gain (loss) recognized in OCI on derivative instruments (effective portion)	OCI — derivative instruments	$(47)	$(247)	$13	$(534)
Loss reclassified from accumulated OCI into income (effective portion realized) (a)	Fuel and purchased power (b)	(1,298)	(1,459)	(3,255)	(5,232)

(a)	During the three and nine months ended September 30, 2016 and 2015, we had no losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)	Amounts are before the effect of PSA deferrals.

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

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Financial Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts		2016	2015	2016	2015
Net gain recognized in income	Operating revenues	$41	$560	$524	$445
Net loss recognized in income	Fuel and purchased power (a)	(35,103)	(50,909)	(5,145)	(85,099)
Total		$(35,062)	$(50,349)	$(4,621)	$(84,654)

(a)	Amounts are before the effect of PSA deferrals.

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

The significant majority of our derivative instruments are not currently designated as hedging instruments.  The Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, include gross liabilities of $2 million and $3 million, respectively, of derivative instruments designated as hedging instruments.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of September 30, 2016 and December 31, 2015.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

As of September 30, 2016: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current assets	$24,894	$(18,816)	$6,078	$157	$6,235
Investments and other assets	4,146	(4,146)	—	—	—
Total assets	29,040	(22,962)	6,078	157	6,235

Current liabilities	(59,586)	18,816	(40,770)	(4,405)	(45,175)
Deferred credits and other	(62,489)	4,146	(58,343)	—	(58,343)
Total liabilities	(122,075)	22,962	(99,113)	(4,405)	(103,518)
Total	$(93,035)	$—	$(93,035)	$(4,248)	$(97,283)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.

(c)
Represents cash collateral and cash margin that is not subject to offsetting.  Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $4,405, and cash margin provided to counterparties of $157.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of September 30, 2016 we have no counterparties with positive exposures of greater than 10% of risk management assets. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period.  Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at September 30, 2016 (dollars in thousands):

September 30, 2016
Aggregate fair value of derivative instruments in a net liability position	$122,075
Cash collateral posted	—
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	61,177

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $149 million if our debt credit ratings were to fall below investment grade.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

APS has submitted two claims pursuant to the terms of the August 18, 2014 settlement agreement, for two separate time periods during July 1, 2011 through June 30, 2015. The DOE has approved and paid $53.9 million for these claims (APS’s share is $15.7 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. APS’s next claim pursuant to the terms of the August 18, 2014 settlement agreement was submitted to the DOE on October 31, 2016, in the amount $11.3 million (APS’s share is $3.3 million) and payment is expected in the second quarter of 2017.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations

There have been no material changes, as of September 30, 2016, outside the normal course of business in contractual obligations from the information provided in our 2015 Form 10-K. See Note 2 for discussion regarding changes in our long-term debt obligations.

Superfund-Related Matters

The Comprehensive Environmental Response Compensation and Liability Act ("Superfund") establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties ("PRPs").  PRPs may be strictly, and often are jointly and severally, liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 ("OU3") in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study work plan ("RI/FS").  The OU3 working group parties have agreed to a schedule with EPA that calls for the submission of a revised draft RI/FS by June 2017. We estimate that our costs related to this investigation and study will be approximately $2 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Regional Haze Rules.  APS has received the final rulemaking imposing new requirements on Four Corners and the Navajo Generating Station ("Navajo Plant"). EPA will require these plants to install pollution control equipment that constitutes best available retrofit technology ("BART") to lessen the impacts of emissions on visibility surrounding the plants. EPA is currently in the process of considering a proposed rule for Regional Haze compliance at Cholla that does not involve the installation of new pollution controls and that will replace an earlier BART determination for this facility.

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

Cholla. APS believes that EPA’s original 2012 final rule establishing controls constituting BART for Cholla, which would require installation of selective catalytic reduction ("SCR") controls with a cost to APS of approximately $100 million (excluding costs related to Cholla Unit 2, which was closed on October 1, 2015), is unsupported and that EPA had no basis for disapproving Arizona’s State Implementation Plan ("SIP") and promulgating a FIP that is inconsistent with the state’s considered BART determinations under the regional haze program.  Accordingly, on February 1, 2013, APS filed a Petition for Review of the final BART rule in the United States Court of Appeals for the Ninth Circuit.  Briefing in the case was completed in February 2014.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 16, 2015, ADEQ issued the Cholla permit, which incorporates APS's proposal, and subsequently submitted a proposed revision to the SIP to the EPA, which would incorporate the new permit terms.  On June 30, 2016, EPA issued a proposed rule approving a revision to the Arizona SIP that incorporates APS’s compromise approach for compliance with the Regional Haze program.  The proposed rule was published in the Federal Register on July 19, 2016 and the public commenting period for this proposal ended on September 2, 2016. APS and various other parties submitted comments in support of EPA's proposal, while Sierra Club submitted comments in opposition. Once EPA’s action is finalized, there may be judicial petitions for review of EPA’s final action filed in the Ninth Circuit Court of Appeals.  APS cannot predict at this time whether such petitions will be filed or if they will be successful.

Mercury and Air Toxic Standards ("MATS").  In 2011, EPA issued rules establishing maximum achievable control technology standards to regulate emissions of mercury and other hazardous air pollutants from fossil-fired plants.  APS estimates that the cost for the remaining equipment necessary to meet these standards is approximately $8 million for Cholla (excluding costs related to Cholla Unit 2, which was closed on October 1, 2015). No additional equipment is needed for Four Corners Units 4 and 5 to comply with these rules.  Salt River Project Agricultural Improvement and Power District ("SRP"), the operating agent for the Navajo Plant, estimates that APS's share of costs for equipment necessary to comply with the rules is approximately $1 million. Litigation concerning the rules, including supplemental analyses EPA has prepared in support of the MATS regulation, is ongoing. These proceedings do not materially impact APS.  Regardless of the results from further judicial or administrative proceedings concerning the MATS rulemaking, the Arizona State Mercury Rule, the stringency of which is roughly equivalent to that of MATS, would still apply to Cholla.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $15 million. APS is currently evaluating compliance alternatives for Cholla and estimates that its share of incremental costs to comply with the CCR rule for this plant is approximately in the range of $5 million to $40 million based upon which compliance alternatives are ultimately selected. The Navajo Plant currently disposes of CCR in a dry landfill storage area. APS estimates that its share of incremental costs to comply with the CCR rule for the Navajo Plant is approximately $1 million. Additionally, the CCR rule requires on-going groundwater monitoring. Depending upon the results of such monitoring at each of Cholla, Four Corners and the Navajo Plant, we may be required to take corrective actions. Because the initial monitoring at these plants is not yet complete, at the present time expenditures related to potential corrective actions cannot be reasonably estimated.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 20, 2016, the same environmental groups followed through with their notice of intent to sue by filing a lawsuit against OSM and other DOI federal agencies in the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine.  Expanding upon the December 2015 ESA notice, the lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at the Four Corners Power Plant and the adjacent Navajo Mine past July 6, 2016.  APS filed a motion to intervene in the proceedings, which was granted on August 3, 2016. Briefing on the merits of this litigation is expected to extend through May 2017. On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. The court's consideration of this motion could affect the schedule for this litigation. We cannot predict the outcome of this matter or its potential effect on Four Corners.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support certain debt arrangements, commodity contract collateral obligations, and other transactions. As of September 30, 2016, standby letters of credit totaled $52 million and will expire in 2016 and 2017. As of September 30, 2016, surety bonds expiring through 2019 totaled $150 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at September 30, 2016. Effective July 6, 2016, Pinnacle West has issued two parental guarantees for 4CA relating to payment obligations arising from 4CA’s acquisition of El Paso’s 7% interest in Four Corners, and pursuant to the Four Corners participation agreement payment obligations arising from 4CA’s ownership interest in Four Corners.

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

On May 13, 2016, Peabody filed a complaint against the Buyers in the bankruptcy court in which Peabody alleges that the Buyers have breached the Agreement. Peabody requests substantial, but unspecified, monetary damages from the Buyers.  Peabody and the Buyers have agreed to pursue non-binding mediation, failing which a trial is expected to begin in February 2017.  There is insufficient information at this time to reasonably estimate any possible loss or range of loss to the Company.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Other Income and Other Expense

The following table provides detail of Pinnacle West's Consolidated other income and other expense for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Other income:
Interest income	$65	$127	$370	$422
Investment gains — net	—	—	13	—
Miscellaneous	6	12	2	127
Total other income	$71	$139	$385	$549
Other expense:
Non-operating costs	$(2,502)	$(2,328)	$(6,636)	$(6,529)
Investment losses — net	(450)	(563)	(1,508)	(1,708)
Miscellaneous	(2,253)	(2,647)	(3,941)	(4,196)
Total other expense	$(5,205)	$(5,538)	$(12,085)	$(12,433)

The following table provides detail of APS’s other income and other expense for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Other income:
Interest income	$—	$32	$181	$105
Gain on disposition of property	183	(58)	5,504	627
Miscellaneous	384	676	1,239	1,267
Total other income	$567	$650	$6,924	$1,999
Other expense:
Non-operating costs (a)	$(2,714)	$(2,248)	$(7,398)	$(6,643)
Loss on disposition of property	36	(327)	(1,048)	(934)
Miscellaneous	(1,098)	(1,390)	(4,510)	(4,191)
Total other expense	$(3,776)	$(3,965)	$(12,956)	$(11,768)

(a)  As defined by FERC, includes below-the-line non-operating utility expense (items excluded from utility rate recovery).

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common shareholders	$263,027	$257,116	$388,788	$396,140
Weighted average common shares outstanding — basic	111,416	111,036	111,363	110,984
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	684	580	624	506
Weighted average common shares outstanding — diluted	112,100	111,616	111,987	111,490
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$2.36	$2.32	$3.49	$3.57
Net income attributable to common shareholders — diluted	$2.35	$2.30	$3.47	$3.55

10.	Fair Value Measurements

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

Recurring Fair Value Measurements

We apply recurring fair value measurements to certain cash equivalents, derivative instruments, investments held in our nuclear decommissioning trust, plan assets held in our retirement and other benefit plans and coal reclamation trust investments.  See Note 7 in the 2015 Form 10-K for the fair value discussion of plan assets held in our retirement and other benefit plans.

Cash Equivalents

Cash equivalents represent short-term investments with original maturities of three months or less in exchange traded money market funds that are valued using quoted prices in active markets.

Coal Reclamation Trust Investments

The coal reclamation trust holds cash equivalent investments in money market funds that are valued using quoted prices in active markets, and are reported within Level 1.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Tables

The following table presents the fair value at September 30, 2016, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at September 30, 2016
Assets
Cash equivalents	$40,075	$—	$—	$—		$40,075
Coal reclamation trust - Cash equivalents (b)	14,749	—	—	—		14,749
Risk management activities — derivative instruments:
Commodity contracts	—	14,198	14,835	(22,798)	(c)	6,235
Nuclear decommissioning trust:
U.S. commingled equity funds	—	—	—	340,436	(d)	340,436
Fixed income securities:
Cash and cash equivalent funds	—	—	—	5,032	(e)	5,032
U.S. Treasury	101,394	—	—	—		101,394
Corporate debt	—	112,923	—	—		112,923
Mortgage-backed securities	—	112,485	—	—		112,485
Municipal bonds	—	82,371	—	—		82,371
Other	—	25,112	—	—		25,112
Subtotal nuclear decommissioning trust	101,394	332,891	—	345,468		779,753
Total	$156,218	$347,089	$14,835	$322,670		$840,812
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(67,692)	$(54,377)	$18,551	(c)	$(103,518)

(a)	Primarily consists of long-dated electricity contracts.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b)
Represents investments restricted for coal mine reclamation funding related to Four Corners. These assets are included in the Other Assets line item, reported under the Investments and Other Assets section of our Condensed Consolidated Balance Sheets.

(c)	Represents counterparty netting, margin and collateral. See Note 6.

(d)	Valued using NAV as a practical expedient, and therefore not classified in the fair value hierarchy.

(e)	Represents nuclear decommissioning trust net pending securities sales and purchases.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our option contracts classified as Level 3 primarily relate to purchase heat rate options.  The significant unobservable inputs at September 30, 2016 and December 31, 2015 for these instruments include electricity prices and volatilities. If electricity prices and electricity price volatilities increase, we would expect the fair value of these options to increase, and if these valuation inputs decrease, we would expect the fair value of these options to decrease.  If natural gas prices and natural gas price volatilities increase, we would expect the fair value of these options to decrease, and if these inputs decrease, we would expect the fair value of the options to increase.  The commodity prices and volatilities do not always move in corresponding directions.  The options’ fair values are impacted by the net changes of these various inputs.

Other unobservable valuation inputs include credit and liquidity reserves which do not have a material impact on our valuations; however, significant changes in these inputs could also result in higher or lower fair value measurements.

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at September 30, 2016 and December 31, 2015:

	September 30, 2016 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$13,726	$36,438	Discounted cash flows	Electricity forward price (per MWh)	$18.84 - $39.44	$29.30
Option Contracts (b)	—	1,153	Option model	Electricity forward price (per MWh)	$30.40	$30.40
				Electricity price volatilities	86%	86%
				Natural gas price volatilities	42%	42%
Natural Gas:
Forward Contracts (a)	1,109	16,786	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.43 - $3.22	$2.73
Total	$14,835	$54,377

(a)	Includes swaps and physical and financial contracts.

(b)	The remaining option contract expired on October 1, 2016; therefore there are no ranges for price and volatilities.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$24,543	$54,679	Discounted cash flows	Electricity forward price (per MWh)	$15.92 - $40.73	$26.86
Option Contracts (b)	—	5,628	Option model	Electricity forward price (per MWh)	$23.87 - $44.13	$33.91
				Electricity price volatilities	40% - 59%	52%
				Natural gas price volatilities	32% - 40%	35%
Natural Gas:
Forward Contracts (a)	5,821	3,036	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.18 - $3.14	$2.61
Total	$30,364	$63,343

(a)	Includes swaps and physical and financial contracts.

(b)	Electricity and natural gas price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

The following table shows the changes in fair value for our risk management activities' assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts	2016	2015	2016	2015
Net derivative balance at beginning of period	$(32,380)	$(42,945)	$(32,979)	$(41,386)
Total net gains (losses) realized/unrealized:
Included in OCI	(10)	(207)	94	(444)
Deferred as a regulatory asset or liability	(13,499)	(5,837)	(21,103)	(10,771)
Settlements	5,424	7,572	11,691	12,424
Transfers into Level 3 from Level 2	1,343	(526)	1,725	(4,494)
Transfers from Level 3 into Level 2	(420)	1,305	1,030	4,033
Net derivative balance at end of period	$(39,542)	$(40,638)	$(39,542)	$(40,638)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—	$—	$—

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

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets.  See Note 10 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have deferred realized and unrealized gains and losses (including other-than-temporary impairments on investment securities) in other regulatory liabilities.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at September 30, 2016 and December 31, 2015 (dollars in thousands):

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
September 30, 2016
Equity securities	$340,436	$176,495	$(3)
Fixed income securities	434,285	20,804	(465)
Net receivables (a)	5,032	—	—
Total	$779,753	$197,299	$(468)

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2015
Equity securities	$314,957	$157,098	$(115)
Fixed income securities	420,574	11,955	(2,645)
Net payables (a)	(335)	—	—
Total	$735,196	$169,053	$(2,760)

(a)	Net receivables/payables relate to pending purchases and sales of securities.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Realized gains	$4,033	$1,919	$8,753	$4,374
Realized losses	(3,345)	(2,106)	(6,481)	(4,156)
Proceeds from the sale of securities (a)	156,825	104,525	447,419	330,304

(a)	Proceeds are reinvested in the trust.

The fair value of fixed income securities, summarized by contractual maturities, at September 30, 2016 is as follows (dollars in thousands):

Fair Value
Less than one year	$8,429
1 year – 5 years	134,200
5 years – 10 years	102,835
Greater than 10 years	188,821
Total	$434,285

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

In January 2016, a new accounting standard was issued relating to the recognition and measurement of financial instruments. The new guidance will require certain investments in equity securities to be measured at fair value with changes in fair value recognized in net income, and modifies the impairment assessment of certain equity securities. The new guidance is effective for us on January 1, 2018. Certain aspects of the guidance may require a cumulative effect adjustment and other aspects of the guidance are required to be adopted prospectively. We are currently evaluating this new accounting standard and the impacts it may have on our financial statements.

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

13.     Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$(43,719)	$(65,600)	$(44,748)	$(68,141)
Derivative Instruments
OCI (loss) before reclassifications	(29)	(151)	(595)	(926)
Amounts reclassified from accumulated other comprehensive loss (a)	798	892	2,564	3,742
Net current period OCI (loss)	769	741	1,969	2,816
Pension and Other Postretirement Benefits
OCI (loss) before reclassifications	—	—	(1,585)	(969)
Amounts reclassified from accumulated other comprehensive loss (b)	804	869	2,218	2,304
Net current period OCI (loss)	804	869	633	1,335
Balance at end of period	$(42,146)	$(63,990)	$(42,146)	$(63,990)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 6.

(b)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 4.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in APS's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$(25,928)	$(45,651)	$(27,097)	$(48,333)
Derivative Instruments
OCI (loss) before reclassifications	(29)	(151)	(595)	(926)
Amounts reclassified from accumulated other comprehensive loss (a)	798	892	2,564	3,742
Net current period OCI (loss)	769	741	1,969	2,816
Pension and Other Postretirement Benefits
OCI (loss) before reclassifications	—	—	(1,521)	(927)
Amounts reclassified from accumulated other comprehensive loss (b)	799	870	2,289	2,404
Net current period OCI (loss)	799	870	768	1,477
Balance at end of period	$(24,360)	$(44,040)	$(24,360)	$(44,040)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 6.

(b)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 4.

14.	Asset Retirement Obligations

In the second quarter of 2016, APS recognized an asset retirement obligation (“ARO”) for the Ocotillo steam units as a condition of the air permit (issued in 2016) to allow the construction and operation of five new turbine units. This resulted in an increase to the ARO in the amount of $10 million.

In the third quarter of 2016, 4CA acquired El Paso Electric’s share of Four Corners Units 4 & 5 and the associated ARO. This resulted in an increase to the ARO in the amount of $9 million.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following schedule shows the change in our asset retirement obligations for the nine months ended September 30, 2016 (dollars in thousands):

Asset retirement obligations at January 1, 2016	$443,576
Changes attributable to:
Accretion expense	19,868
Settlements	(11,891)
Newly incurred or acquired liabilities	18,927
Asset retirement obligations at September 30, 2016	$470,480

Decommissioning activities for Four Corners Units 1-3 began in January 2014. Decommissioning activities for Cholla Ash Ponds began in January 2015. Thus, $12 million of the total asset retirement obligation of $470 million at September 30, 2016, is classified as a current liability on the balance sheet.

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

EPA’s nationwide CO2 emissions reduction goal is 32% below 2005 emission levels.  As finalized for the state of Arizona and the Navajo Nation, compliance with the Clean Power Plan could involve a shift in generation from coal to natural gas and renewable generation.  Until implementation plans for these jurisdictions are finalized, we are unable to determine the actual impacts to APS.  (See Note 7 for information regarding challenges to the legality of the Clean Power Plan and a court-ordered stay of the Clean Power Plan pending judicial review of the rule, which temporarily delays compliance obligations.) APS continually analyzes its long-range capital management plans to assess the potential effects of these changes, understanding that any resulting regulation and legislation could impact the economic viability of certain plants, as well as the willingness or ability of power plant participants to continue participation in such plants.

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

Four Corners

Asset Purchase Agreement and Coal Supply Matters.  On December 30, 2013, APS purchased SCE’s 48% interest in each of Units 4 and 5 of Four Corners. The final purchase price for the interest was approximately $182 million. In connection with APS’s prior retail rate case with the ACC, the ACC reserved the right to review the prudence of the Four Corners transaction for cost recovery purposes upon the closing of the transaction. On December 23, 2014, the ACC approved rate adjustments related to APS’s acquisition of SCE’s interest in Four Corners resulting in a revenue increase of $57.1 million on an annual basis. On February 23, 2015, the ACC decision approving the rate adjustments was appealed. APS has intervened and is actively participating in the proceeding. The Arizona Court of Appeals suspended the appeal pending the Arizona Supreme Court's decision in the SIB matter discussed below. On August 8, 2016, the Arizona Supreme Court issued its opinion in the SIB matter, and the Arizona Court of Appeals has now ordered supplemental briefing on how that SIB decision should affect the challenge to the Four Corners rate adjustment. We cannot predict when or how this matter will be resolved.

Concurrently with the closing of the SCE transaction described above, BHP Billiton New Mexico Coal, Inc. ("BHP Billiton"), the parent company of BHP Navajo Coal Company ("BNCC"), the coal supplier and operator of the mine that serves Four Corners, transferred its ownership of BNCC to NTEC, a company formed by the Navajo Nation to own the mine and develop other energy projects. BHP Billiton will be retained by NTEC under contract as the mine manager and operator through 2016. Also occurring concurrently with the closing, the Four Corners’ co-owners executed the 2016 Coal Supply Agreement for the supply of coal to Four Corners from July 2016, when the current coal supply agreement expires, through 2031. El Paso, a 7% owner in Units 4 and 5 of Four Corners, did not sign the 2016 Coal Supply Agreement. Under the 2016 Coal Supply Agreement, APS agreed to assume the 7% shortfall obligation. On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. The cash purchase price is immaterial in amount, and the purchaser will assume El Paso's reclamation and decommissioning obligations associated with the 7% interest. 4CA, a wholly-owned subsidiary of Pinnacle West, purchased the El Paso interest on July 6, 2016.
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

On April 20, 2016, several environmental groups filed a lawsuit against OSM and other DOI federal agencies in the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine.  The lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at the Four Corners Power Plant and the adjacent Navajo Mine past July 6, 2016.  APS filed a motion to intervene in the proceedings, which was granted on August 3, 2016. Briefing on the merits of this litigation is expected to extend through May 2017. On September 15, 2016, NTEC filed a motion to intervene for the purpose of dismissing the lawsuit based on

NTEC's tribal sovereign immunity. The court's consideration of this motion could affect the schedule for this litigation. We cannot predict the outcome of this matter or its potential effect on Four Corners.

Natural Gas.  APS has six natural gas power plants located throughout Arizona, including Ocotillo. Ocotillo is a 330 MW 4-unit gas plant located in the metropolitan Phoenix area.  In early 2014, APS announced a project to modernize the plant, which involves retiring two older 110 MW steam units, adding five 102 MW combustion turbines and maintaining two existing 55 MW combustion turbines.  In total, this increases the capacity of the site by 290 MW, to 620 MW, with completion targeted by summer 2019.  (See Note 3 for proposed rate recovery in our current retail rate case filing.) APS completed a competitive solicitation process in which the Ocotillo project was evaluated against other alternatives.  Consistent with the independent monitor’s report, the Ocotillo project was selected as the best alternative. APS must finalize the permitting process, including any EPA Environmental Appeals Board ("EAB") reviews, before construction can begin. On April 21, 2016, the Sierra Club filed a petition with the EAB to review the Prevention of Significant Deterioration ("PSD") permit issued by Maricopa County, Arizona for the Ocotillo project. On September 1, 2016, the EAB issued a decision regarding the petition for review that denied Sierra Club's request to remand the PSD permit. On September 9, 2016, Maricopa County issued a final permit decision based on the EAB review that finalizes the PSD authorization to construct the Ocotillo modernization project.

Transmission and Delivery.  APS is working closely with regulators to identify and plan for transmission needs that continue to support system reliability, access to markets and renewable energy development.  The capital expenditures table presented in the "Liquidity and Capital Resources" section below includes new APS transmission projects through 2018, along with other transmission costs for upgrades and replacements.  APS is also working to establish and expand advanced grid technologies throughout its service territory to provide long-term benefits both to APS and its customers.  APS is strategically deploying a variety of technologies that are intended to allow customers to better manage their energy usage, minimize system outage durations and frequency, enable customer choice for behind-the-meter technologies, and facilitate greater cost savings to APS through improved reliability and the automation of certain distribution functions.

Energy Imbalance Market. In 2015, APS and the California Independent System Operator ("CAISO"), the operator for the majority of California's transmission grid, signed an agreement for APS to begin participation in the Energy Imbalance Market (“EIM”). APS's participation in the EIM began on October 1, 2016.  The EIM allows for rebalancing supply and demand in 15-minute blocks with dispatching every five minutes before the energy is needed, instead of the traditional one hour blocks.  APS expects that its participation in EIM will lower its fuel costs, improve visibility and situational awareness for system operations in the Western Interconnection power grid, and improve integration of APS’s renewable resources.

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

In December of 2014, the ACC voted that it had no objection to APS implementing an APS-owned rooftop solar research and development program aimed at learning how to efficiently enable the integration of rooftop solar and battery storage with the grid.  The first stage of the program, called the "Solar Partner Program," placed 8 MW of residential rooftop solar on strategically selected distribution feeders in an effort to maximize potential system benefits, as well as make systems available to limited-income customers who cannot easily install solar through transactions with third parties. The second stage of the program, which includes an additional 2 MW of rooftop solar and energy storage, will place two energy storage systems sized at 2 MW on two different high solar penetration feeders to test various grid-related operation improvements and system interoperability, and is planned to be in operation by the end of 2016.  The ACC expressly reserved that any determination of prudency of the residential rooftop solar program for rate making purposes shall not be made until the project is fully in service and APS requests cost recovery in a future rate case.
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

In September of 2016, the ACC initiated a proceeding which will examine the possible modernization and expansion of the RES.  The ACC noted that many of the provisions of the original rule may no longer be appropriate, and the underlying economic assumptions associated with the rule have changed dramatically.  The proceeding will review such issues as the rapidly declining cost of solar generation, an increased interest in community solar projects, energy storage options, and the decline in fossil fuel generation due to stringent EPA regulations.  The proceeding will also examine the feasibility of increasing the standard to 30% of retail sales by 2030, in contrast to the current standard of 15% of retail sales by 2025.  APS cannot predict the outcome of this proceeding.

The following table summarizes renewable energy sources in APS's renewable portfolio that are in operation and under development as of November 3, 2016.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar (a)	189	50 (c)
Purchased Power Agreements:
Solar	310	—
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	6	—
Total Purchased Power Agreements	629	—
Total Distributed Energy: Solar (b)	551	36 (d)
Total Renewable Portfolio	1,369	86

(a)         Included in the 189 MW number is 170 MW of solar resources procured through the Company's AZ Sun Program.
(b)          Includes rooftop solar facilities owned by third parties. Distributed generation is produced in DC and is converted to AC for reporting purposes.

(c)
This amount represents APS-owned grid scale and distributed generation projects currently under development. Projects include the 40 MW Red Rock Solar Plant and the Solar Partner Program discussed above. Upon completion of construction, these projects will be considered "in operation" for purposes of this table.

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

On June 1, 2016, APS filed an application with the ACC for an annual increase in retail base rates of $165.9 million. This amount excludes amounts that are currently collected on customer bills through adjustor mechanisms. The application requests that some of the balances in these adjustor accounts (aggregating to approximately $267.6 million as of December 31, 2015) be transferred into base rates through the ratemaking process. This transfer would not have an incremental effect on customer bills. The average annual customer bill impact of APS’s request is an increase of 5.74% (the average annual bill impact for a typical APS residential customer is 7.96%). APS's application also addresses rate design changes (residential, commercial and industrial), permission to defer for potential future recovery costs associated with the Ocotillo Modernization Project, permission to defer for potential future recovery costs associated with environmental standards compliance, inclusion of post-test year plant and modifications to certain adjustor mechanisms, among other items.  APS requested that the increase become effective July 1, 2017. On July 22, 2016, the administrative law judge set a procedural schedule for the rate proceedings. The ACC staff and interveners will begin filing their direct testimony on December 21, 2016, and the hearing will commence on March 22, 2017. The Commission staff supports completing the case within 12 months. APS cannot predict the outcome of its request.

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

On October 20, 2015, the ACC voted to conduct a generic evidentiary hearing on the value and cost of distributed generation to gather information that will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A hearing was held in April 2016. On October 7, 2016, an Administrative Law Judge (the "ALJ") issued a recommendation in the docket concerning the value and cost of distributed generation. The ALJ recommended a change to how customers are compensated for energy that they export from rooftop solar systems. Instead of retail rate net metering, the ALJ recommended that the amount of compensation be established by using both an avoided cost calculation and a grid-scale solar resource proxy calculation that would be updated in subsequent utility rate cases. The ALJ recommended that the change to how APS pays for exported rooftop solar energy apply only to those customers who apply to interconnect their distributed generation systems after a decision in APS’s currently pending rate case. The ALJ found rooftop solar customers to be partial requirements customers, but recommended that whether rooftop solar customers should be placed into a separate customer class for purposes of ratemaking be decided in individual utility rate cases. Exceptions to the ALJ recommendation are due November 15, 2016. On December 13, 2016, the ACC will discuss at an opening meeting the ALJ recommendation concerning the value and cost of distributed generation. APS cannot predict the outcome of this proceeding.

In 2015, Arizona jurisdictional utilities UNS Electric, Inc. and Tucson Electric Power Company ("TEP") both filed applications with the ACC requesting rate increases. These applications include rate design changes to mitigate the cost shift caused by net metering. On December 9, 2015 and February 23, 2016, APS filed testimony in the UNS Electric, Inc. rate case in support of the UNS Electric, Inc. proposed rate design changes. APS actively participated in the related hearings held in March 2016. On August 18, 2016, the ACC issued a decision which ordered that net metering be considered in a separate, phase 2 of the UNS Electric, Inc. rate case to occur after the ACC decides issues raised in the separate, generic docket concerning the value and cost of distributed generation discussed above. APS has also intervened in the upcoming TEP rate case. On June 24, 2016, APS filed testimony in the TEP rate case in support of the TEP proposed rate design changes. In August 2016, the ACC also bifurcated the TEP rate case into two phases, the first of which will address revenue requirements and other traditional rate case issues while the second will address net metering issues. The outcomes of these proceedings will not directly impact our financial position.

Appellate Review of Third-Party Regulatory Decision ("System Improvement Benefits" or "SIB"). In a recent appellate challenge to an ACC rate decision involving a water company, the Arizona Court of Appeals considered the question of how the ACC should determine the “fair value” of a utility’s property, as specified in the Arizona Constitution, in connection with authorizing the recovery of costs through rate adjustors outside of a rate case.  The Court of Appeals reversed the ACC’s method of finding fair value in that case, and raised questions concerning the relationship between the need for fair value findings and the recovery of capital and certain other utility costs through adjustors. The ACC sought review by the Arizona Supreme Court of this decision, and APS filed a brief supporting the ACC’s petition to the Arizona Supreme Court for review of the Court of Appeals’ decision.  On February 9, 2016, the Arizona Supreme Court granted review of the decision and on August 8, 2016, the Arizona Supreme Court vacated the Court of Appeals opinion and affirmed the ACC’s orders approving the water company’s SIB adjustor.

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

Subpoena from Arizona Corporation Commissioner Robert Burns. On August 25, 2016, Commissioner Burns, individually and not by action of the ACC as a whole, filed subpoenas in APS’s current retail rate proceeding to APS and Pinnacle West for the production of records and information relating to a range of expenditures from 2011 through year-to-date 2016. The subpoenas request information concerning marketing and advertising expenditures, charitable donations, lobbying expenses, contributions to 501(c)(3) and (c)(4) nonprofits and political contributions. The return date for the production of information was set as September 15, 2016. The subpoenas also sought testimony from company personnel having knowledge of the material, including the Chief Executive Officer, on October 6, 2016.

On September 9, 2016, APS filed with the ACC a motion to quash the subpoenas, or alternatively stay APS’ obligations to comply with the subpoenas and decline to decide APS’ motion pending court proceedings. Contemporaneously with the filing of this motion, APS and Pinnacle West filed a complaint for special action and declaratory judgment in the Superior Court of Arizona for Maricopa County, seeking a declaratory judgment that Commissioner Burns’ subpoenas are contrary to law. On September 15, 2016, APS produced all non-confidential and responsive documents and offered to produce any remaining responsive documents that are confidential after an appropriate confidentiality agreement is signed. APS and Pinnacle West cannot predict the outcome of this matter.

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

On March 29, 2016, TransCanyon entered into a strategic alliance agreement with Pacific Gas and Electric Company ("PG&E") to jointly pursue competitive transmission opportunities solicited by the CAISO, the operator for the majority of California's transmission grid. TransCanyon and PG&E intend to jointly engage in the development of future transmission infrastructure and compete to develop, build, own and operate transmission projects approved by the CAISO.

El Dorado. The operations of El Dorado are not expected to have any material impact on our financial results, or to require any material amounts of capital, over the next three years.

4CA. See "Four Corners - Asset Purchase Agreement and Coal Supply Matters" above for information regarding 4CA.

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

Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.4% for the nine-month period ended September 30, 2016 compared with the prior-year period.  For the three years 2013 through 2015, APS’s customer growth averaged 1.3% per year. We currently expect annual customer growth to average in the range of 2.0-3.0% for 2016 through 2018 based on our assessment of modestly improving economic conditions in Arizona. Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 0.3% for the nine-month period ended September 30, 2016 compared with the prior-year period, reflecting the effects of improving economic conditions and customer growth and an additional day of sales due to the leap year, partially offset by customer conservation and energy efficiency and distributed renewable generation initiatives.  For the three years 2013 through 2015, APS experienced annual increases in retail electricity sales averaging 0.1%, adjusted to exclude the effects of weather variations.  We currently estimate that annual retail electricity sales in kWh will increase on average in the range of 0.5-1.5% during 2016 through 2018, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A slower recovery of the Arizona economy could further impact these estimates.

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

Operating Results — Three-month period ended September 30, 2016 compared with three-month period ended September 30, 2015.

Our consolidated net income attributable to common shareholders for the three months ended September 30, 2016 was $263 million, compared with consolidated net income attributable to common shareholders of $257 million for the prior-year period.  The results reflect an increase of approximately $6 million for the regulated electricity segment primarily due to lower operations and maintenance expenses and higher lost fixed cost recovery revenues, partially offset by the effects of milder weather.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended September 30,
	2016	2015	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$827	$835	$(8)
Operations and maintenance	(215)	(220)	5
Depreciation and amortization	(120)	(126)	6
Taxes other than income taxes	(41)	(43)	2
All other income and expenses, net	6	2	4
Interest charges, net of allowance for borrowed funds used during construction	(47)	(46)	(1)
Income taxes	(142)	(140)	(2)
Less income related to noncontrolling interests (Note 5)	(5)	(5)	—
Regulated electricity segment income	263	257	6
All other	—	—	—
Net Income Attributable to Common Shareholders	$263	$257	$6

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $8 million lower for the three months ended September 30, 2016 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Effects of weather	$(22)	$(6)	$(16)
Higher retail transmission revenues	8	—	8
Lost fixed cost recovery	10	—	10
Retail sales due to customer growth and changes in customer usage patterns and related pricing	3	—	3
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(16)	(17)	1
Lower demand side management regulatory surcharges and renewable energy regulatory surcharges and purchased power	(6)	(1)	(5)
Palo Verde system benefits charge (offset in depreciation and amortization, see Note 3)	(5)	—	(5)
Miscellaneous items, net	(4)	—	(4)
Total	$(32)	$(24)	$(8)

Operations and maintenance.  Operations and maintenance expenses decreased $5 million for the three months ended September 30, 2016 compared with the prior-year period primarily because of:

•	A decrease of $4 million related to lower fossil operating costs;

•	A decrease of $4 million for employee benefit costs primarily related to decreased stock compensation partially offset by other benefit costs;

•	A decrease of $4 million related to costs for demand-side management, renewable energy and similar regulatory programs, which is offset in operating revenues and purchased power;

•	An increase of $2 million for corporate support costs primarily related to outside legal services; and

•	An increase of $5 million related to miscellaneous other factors.

Depreciation and amortization.  Depreciation and amortization expenses were $6 million lower for the three months ended September 30, 2016 compared to the prior-year period primarily related to:

•	A decrease of $5 million related to the regulatory treatment of the Palo Verde sale leaseback lease extension;

•	A decrease of $4 million due to lower Palo Verde decommissioning expense recovered through the system benefits charge (offset in operating revenues); and

•	An increase of $3 million due to increased plant in service.

Operating Results — Nine-month period ended September 30, 2016 compared with nine-month period ended September 30, 2015.

Our consolidated net income attributable to common shareholders for the nine months ended September 30, 2016 was $389 million, compared with consolidated net income attributable to common shareholders of $396 million for the prior-year period.  The results reflect a decrease of approximately $7 million for the regulated electricity segment primarily due to higher operations and maintenance expenses related to employee benefit costs, transmission, distribution and customer service costs and fossil generation costs partially offset by higher retail transmission revenues, higher retail sales due to customer growth and changes in customer usage patterns and related pricing and higher lost fixed cost recovery revenues.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Nine Months Ended September 30,
	2016	2015	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$1,917	$1,890	$27
Operations and maintenance	(701)	(646)	(55)
Depreciation and amortization	(362)	(369)	7
Taxes other than income taxes	(126)	(129)	3
All other income and expenses, net	27	16	11
Interest charges, net of allowance for borrowed funds used during construction	(140)	(134)	(6)
Income taxes	(210)	(216)	6
Less income related to noncontrolling interests (Note 5)	(15)	(14)	(1)
Regulated electricity segment income	390	398	(8)
All other	(1)	(2)	1
Net Income Attributable to Common Shareholders	$389	$396	$(7)

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $27 million higher for the nine months ended September 30, 2016 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Lost fixed cost recovery	$12	$—	$12
Effects of weather	7	3	4
Transmission revenues (Note 3):
Higher retail transmission revenues	25	—	25
FERC disallowance	(12)	—	(12)
Higher retail sales due to customer growth and changes in customer usage patterns and related pricing	18	2	16
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(33)	(34)	1
Palo Verde system benefits charge (offset in depreciation and amortization, see Note 3)	(11)	—	(11)
Lower demand side management regulatory surcharges and renewable energy regulatory surcharges and purchased power	(9)	—	(9)
Miscellaneous items, net	(3)	(4)	1
Total	$(6)	$(33)	$27

Operations and maintenance.  Operations and maintenance expenses increased $55 million for the nine months ended September 30, 2016 compared with the prior-year period primarily because of:

•	An increase of $22 million for employee benefit costs primarily related to increased stock compensation and other benefit costs;

•	An increase of $12 million for transmission, distribution, and customer service costs primarily related to increased maintenance costs;

•	An increase of $11 million in fossil generation costs primarily related to $32 million in higher planned outage costs, partially offset by $21 million of lower other fossil operating costs;

•	A decrease of $9 million related to costs for demand-side management, renewable energy and similar regulatory programs, which is partially offset in operating revenues and purchased power;

•	An increase of $5 million for costs to support the company's positions on a solar net metering ballot initiative in Arizona, and increased regulatory costs;

•	An increase of $6 million for costs related to corporate support;

•	An increase of $4 million related to higher nuclear generation costs; and

•	An increase of $4 million related to miscellaneous other factors.

Depreciation and amortization.  Depreciation and amortization expenses decreased $7 million for the nine months ended September 30, 2016 compared to the prior-year period primarily related to:

•	A decrease of $15 million related to the regulatory treatment of the Palo Verde sale leaseback lease extension;

•	A decrease of $11 million due to lower Palo Verde decommissioning expense recovered through the system benefits charge (offset in operating revenues); and

•	An increase of $19 million due to increased plant in service.

All other income and expenses, net.  All other income and expenses, net, were $11 million higher for the nine months ended September 30, 2016 compared with the prior-year period primarily due to the gain on sale of a transmission line and higher allowance for equity funds used during construction.

Interest charges, net of allowance for borrowed funds used during construction.  Interest charges, net of allowance for borrowed funds used during construction, increased $6 million for the nine months ended September 30, 2016 compared with the prior-year period, primarily because of higher debt balances in the current year.

Income Taxes.  Income taxes were $6 million lower for the nine months ended September 30, 2016 compared with the prior-year period, primarily because of lower taxable income in the current year.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At September 30, 2016, APS’s common equity ratio, as defined, was 54%.  Its total shareholder equity was approximately $4.9 billion, and total capitalization was approximately $9.2 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $3.7 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Many of APS’s current capital expenditure projects qualify for bonus depreciation. On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016 (H.R. 2029), which combined the tax and government funding bills (The Protecting Americans from Tax Hikes Act and Omnibus Bill) containing an extension of bonus depreciation through 2019.  Enactment of this legislation is expected to generate approximately $375-$425 million of cash tax benefits over the next three years, which is expected to be fully realized by APS and Pinnacle West Consolidated during this time frame.  The cash generated by the extension of bonus depreciation is an acceleration of the tax benefits that APS would have otherwise received over 20 years and reduces rate base for ratemaking purposes.  At Pinnacle West Consolidated, the extension of bonus depreciation will, in turn, delay until 2019 full cash realization of approximately $61 million of currently unrealized Investment Tax Credits, which are recorded as a deferred tax asset on the Condensed Consolidated Balance Sheet as of September 30, 2016.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 (dollars in millions):

Pinnacle West Consolidated

	Nine Months Ended September 30,		Net
	2016	2015	Change
Net cash flow provided by operating activities	$765	$821	$(56)
Net cash flow used for investing activities	(1,010)	(773)	(237)
Net cash flow provided by (used for) financing activities	254	(43)	297
Net increase in cash and cash equivalents	$9	$5	$4

Arizona Public Service Company

	Nine Months Ended September 30,		Net
	2016	2015	Change
Net cash flow provided by operating activities	$766	$832	$(66)
Net cash flow used for investing activities	(983)	(770)	(213)
Net cash flow provided by (used for) financing activities	203	(61)	264
Net increase in cash and cash equivalents	$(14)	$1	$(15)

Operating Cash Flows

Nine-month period ended September 30, 2016 compared with nine-month period ended September 30, 2015.  Pinnacle West’s consolidated net cash provided by operating activities was $765 million in 2016 compared to $821 million in 2015. The decrease of $56 million in net cash provided is primarily due to higher operating costs.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 116% funded as of January 1, 2015 and 2016.  Under GAAP, the qualified pension plan was 89% funded as of January 1, 2015 and 88% funded as of January 1, 2016. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have made voluntary contributions of $100 million to our pension plan year-to-date in 2016. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $300 million during the 2016-2018 period. We expect to make contributions of approximately $1 million in each of the next three years to our other postretirement benefit plans.

Investing Cash Flows

Nine-month period ended September 30, 2016 compared with nine-month period ended September 30, 2015.  Pinnacle West’s consolidated net cash used for investing activities was $1,010 million in 2016, compared to $773 million in 2015, an increase of $237 million in net cash used primarily related to increased capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2016	2017	2018
APS
Generation:
Nuclear Fuel	$81	$69	$71
Renewables	104	1	1
Environmental	224	197	103
New Gas Generation	77	234	117
Other Generation	142	151	208
Distribution	380	399	411
Transmission	136	211	136
Other (a)	89	75	77
Total APS	$1,233	$1,337	$1,124

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

On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. On December 29, 2015, NTEC notified APS of its intent to exercise its option to purchase the 7% interest. 4CA, a wholly-owned subsidiary of Pinnacle West, purchased the El Paso interest on July 6, 2016. The table above does not include capital expenditures related to 4CA's interest in Four Corners Units 4 and 5 of approximately $30 million in 2016 and $27 million in 2017.

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

Financing Cash Flows and Liquidity

Nine-month period ended September 30, 2016 compared with nine-month period ended September 30, 2015.  Pinnacle West’s consolidated net cash provided by financing activities was $254 million in 2016, compared to $43 million of net cash used for financing activities in 2015, an increase of $297 million in net cash provided.  The increase in net cash provided by financing activities is primarily due to a $208 million net increase in short-term borrowings and $93 million higher issuances of long-term debt through September 30, 2016.

Significant Financing Activities.  On October 20, 2016, the Pinnacle West Board of Directors declared a dividend of $0.655 per share of common stock, payable on December 1, 2016 to shareholders of record on November 1, 2016. This represents an increase in the indicated annual dividend from $2.50 per share to $2.62 per share.

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

On September 20, 2016, APS issued $250 million of 2.55% unsecured senior notes that mature on September 15, 2026. The net proceeds from the sale were used to repay commercial paper borrowings and replenish cash temporarily used in connection with the payment at maturity of our $250 million aggregate principal amount of 6.25% Notes due August 1, 2016.

On September 20, 2016, APS redeemed at par and canceled all $27 million of the Coconino County, Arizona Pollution Control Corporation Revenue Refunding Bonds (Arizona Public Service Company Navajo Project), 2009 Series B.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

During the first quarter of 2016, APS increased its commercial paper program from $250 million to $500 million.

On May 13, 2016, Pinnacle West replaced its $200 million revolving credit facility that would have matured in May 2019, with a new $200 million facility that matures in May 2021. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. At September 30, 2016, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

On May 13, 2016, APS replaced its $500 million revolving credit facility that would have matured in May 2019, with a new $500 million facility that matures in May 2021.

On August 31, 2016, PNW entered into a $75 million 364-day unsecured revolving credit facility that matures in August 2017. PNW will use the new facility to fund or otherwise support obligations related to 4CA, and borrowings under the facility will bear interest at LIBOR plus 0.80% per annum. At September 30, 2016, Pinnacle West had $34 million outstanding under the facility.

At September 30, 2016, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in September 2020 and the $500 million facility that matures in May 2021.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At September 30, 2016, APS had $83 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

 See "Financial Assurances" in Note 7 for a discussion of APS’s separate outstanding letters of credit.

Other Financing Matters. See Note 6 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At September 30, 2016, the ratio was approximately 48% for Pinnacle West and 47% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of October 28, 2016 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	A3	A-	A-
Commercial paper	P-2	A-2	F2
Outlook	Stable	Stable	Stable

APS
Corporate credit rating	A2	A-	A-
Senior unsecured	A2	A-	A
Commercial paper	P-1	A-2	F2
Outlook	Stable	Stable	Stable

Off-Balance Sheet Arrangements

See Note 5 for a discussion of the impacts on our financial statements of consolidating certain VIEs.

Contractual Obligations

There have been no material changes, as of September 30, 2016, outside the normal course of business in contractual obligations from the information provided in our 2015 Form 10-K. See Note 2 for discussion regarding changes in our long-term debt obligations.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the nine months ended September 30, 2016 and 2015 (dollars in millions):

	Nine Months Ended September 30,
	2016	2015
Mark-to-market of net positions at beginning of year	$(154)	$(115)
Decrease (increase) in regulatory asset/liability	58	(39)
Recognized in OCI:
Mark-to-market losses realized during the period	3	5
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(93)	$(149)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at September 30, 2016 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, "Derivative Accounting" and "Fair Value Measurements," in Item 8 of our 2015 Form 10-K and Note 10 for more discussion of our valuation methods.

Source of Fair Value	2016	2017	2018	2019	2020	Total fair value
Observable prices provided by other external sources	$(9)	$(23)	$(16)	$(5)	$—	$(53)
Prices based on unobservable inputs	(2)	(11)	(14)	(11)	(2)	(40)
Total by maturity	$(11)	$(34)	$(30)	$(16)	$(2)	$(93)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 (dollars in millions):

	September 30, 2016		December 31, 2015
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) or OCI (a)
Electricity	$2	$(2)	$2	$(2)
Natural gas	43	(43)	35	(35)
Total	$45	$(45)	$37	$(37)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of September 30, 2016.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of September 30, 2016.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

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

On May 13, 2016, Peabody filed a complaint against the Buyers in the bankruptcy court in which Peabody alleges that the Buyers have breached the Agreement. Peabody requests substantial, but unspecified, monetary damages from the Buyers.  Peabody and the Buyers have agreed to pursue non-binding mediation, failing which a trial is expected to begin in February 2017.  APS cannot predict the outcome of this matter.

Subpoenas

Pinnacle West has received grand jury subpoenas issued in connection with an investigation by the office of the United States Attorney for the District of Arizona. The subpoenas seek information principally pertaining to the 2014 statewide election races in Arizona for Secretary of State and for positions on the ACC. The subpoenas request records involving certain Pinnacle West officers and employees, including the Company’s Chief Executive Officer, as well as communications between Pinnacle West personnel and a former ACC Commissioner. Pinnacle West is cooperating fully with the United States Attorney’s office in this matter.

Item 6.                 EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description
10.1	Pinnacle West	364-day Credit Agreement dated as of August 31, 2016, among Pinnacle West, as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Agent and Issuing Bank, and the lenders and other parties thereto

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Pinnacle West APS	XBRL Instance Document

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document
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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	November 3, 2016	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	November 3, 2016	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)