Form 10-K
period 2016-12-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2017-02-24
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

      ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of each registrant’s most recently completed second fiscal quarter:

PINNACLE WEST CAPITAL CORPORATION	$8,961,361,256 as of June 30, 2016
ARIZONA PUBLIC SERVICE COMPANY	$0 as of June 30, 2016

The number of shares outstanding of each registrant’s common stock as of February 17, 2017

PINNACLE WEST CAPITAL CORPORATION	111,340,169 shares
ARIZONA PUBLIC SERVICE COMPANY	Common Stock, $2.50 par value, 71,264,947 shares. Pinnacle West Capital Corporation is the sole holder of Arizona Public Service Company’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Pinnacle West Capital Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 17, 2017 are incorporated by reference into Part III hereof.

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

i

GLOSSARY OF NAMES AND TECHNICAL TERMS

4CA	4C Acquisition, LLC, a wholly-owned subsidiary of Pinnacle West
ac	Alternating Current
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
ANPP	Arizona Nuclear Power Project, also known as Palo Verde
APS	Arizona Public Service Company, a subsidiary of the Company
ARO	Asset retirement obligations
ASU	Accounting Standards Update
BART	Best available retrofit technology
Base Fuel Rate	The portion of APS’s retail base rates attributable to fuel and purchased power costs
BCE	Bright Canyon Energy Corporation, a subsidiary of the Company
BHP Billiton	BHP Billiton New Mexico Coal, Inc.
BNCC	BHP Navajo Coal Company
CAISO	California Independent System Operator
CCR	Coal combustion residuals
Cholla	Cholla Power Plant
dc	Direct Current
distributed energy systems	Small-scale renewable energy technologies that are located on customers’ properties, such as rooftop solar systems
DOE	United States Department of Energy
DOI	United States Department of the Interior
DOJ	United States Department of Justice
DSM	Demand side management
DSMAC	Demand side management adjustment charge
EES	Energy Efficiency Standard
El Dorado	El Dorado Investment Company, a subsidiary of the Company
El Paso	El Paso Electric Company
EPA	United States Environmental Protection Agency
FERC	United States Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
GWh	Gigawatt-hour, one billion watts per hour
kV	Kilovolt, one thousand volts
kWh	Kilowatt-hour, one thousand watts per hour
LFCR	Lost Fixed Cost Recovery Mechanism
MMBtu	One million British Thermal Units
MW	Megawatt, one million watts
MWh	Megawatt-hour, one million watts per hour
Native Load	Retail and wholesale sales supplied under traditional cost-based rate regulation
Navajo Plant	Navajo Generating Station
NERC	North American Electric Reliability Corporation
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC
OCI	Other comprehensive income
OSM	Office of Surface Mining Reclamation and Enforcement
Palo Verde	Palo Verde Nuclear Generating Station or PVNGS
Pinnacle West	Pinnacle West Capital Corporation (any use of the words “Company,” “we,” and “our” refer to Pinnacle West)
PSA	Power supply adjustor approved by the ACC to provide for recovery or refund of variations in actual fuel and purchased power costs compared with the Base Fuel Rate
RES	Arizona Renewable Energy Standard and Tariff
Salt River Project or SRP	Salt River Project Agricultural Improvement and Power District
SCE	Southern California Edison Company
TCA	Transmission cost adjustor
VIE	Variable interest entity

ii

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume,” “project” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Item 1A and in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” these factors include, but are not limited to:

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

•	fuel and water supply availability;

•	our ability to achieve timely and adequate rate recovery of our costs, including returns on and of debt and equity capital investment;

•	our ability to meet renewable energy and energy efficiency mandates and recover related costs;

•	risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainty;

•	current and future economic conditions in Arizona, including in real estate markets;

•	the development of new technologies which may affect electric sales or delivery;

•	the cost of debt and equity capital and the ability to access capital markets when required;

•	environmental, economic and other concerns surrounding coal-fired generation, including regulation of greenhouse gas emissions;

•	volatile fuel and purchased power costs;

•	the investment performance of the assets of our nuclear decommissioning trust, pension, and other postretirement benefit plans and the resulting impact on future funding requirements;

•	the liquidity of wholesale power markets and the use of derivative contracts in our business;

•	potential shortfalls in insurance coverage;

•	new accounting requirements or new interpretations of existing requirements;

•	generation, transmission and distribution facility and system conditions and operating costs;

•	the ability to meet the anticipated future need for additional generation and associated transmission facilities in our region;

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

Pinnacle West’s other subsidiaries are El Dorado, BCE and 4CA.  Additional information related to these subsidiaries is provided later in this report.

Our reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to Native Load customers) and related activities, and includes electricity generation, transmission and distribution.

BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

APS currently provides electric service to approximately 1.2 million customers.  We own or lease 6,236 MW of regulated generation capacity and we hold a mix of both long-term and short-term purchased power agreements for additional capacity, including a variety of agreements for the purchase of renewable energy.  During 2016, no single purchaser or user of energy accounted for more than 1.1% of our electric revenues.

The following map shows APS’s retail service territory, including the locations of its generating facilities and principal transmission lines.

Nevada
Utah
Colorado
NAVAJO
FARMINGTON
LAS VEGAS
FOUR CORNERS
New Mexico
KINGMAN
FLAGSTAFF
WINSLOW
HOLBROOK
CHOLLA
BAGDAD
California
PRESCOTT
PHOENIX
PALO VERDE
WEST PHOENIX
OCOTILLO
GLOBE
SUNDANCE
REDHAWK
CASA GRANDE
GILA BEND
YUMA
YUCCA
SAGUARO
TUCSON
DOUGLAS
NOGALES
APS Retail Electric Service Territory
Major APS Power Plants
Principal APS Transmission Lines
APS Solar Power Plants

Energy Sources and Resource Planning
 To serve its customers, APS obtains power through its various generation stations and through purchased power agreements.  Resource planning is an important function necessary to meet Arizona’s future energy needs.  APS’s sources of energy by type used to supply energy to Native Load customers during 2016 were as follows:

Generation Facilities

APS has ownership interests in or leases the coal, nuclear, gas, oil and solar generating facilities described below.  For additional information regarding these facilities, see Item 2.

Coal-Fueled Generating Facilities

Four Corners — Four Corners is located in the northwestern corner of New Mexico, and was originally a 5-unit coal-fired power plant.  APS owns 100% of Units 1, 2 and 3, which were retired as of December 30, 2013. APS operates the plant and owns 63% of Four Corners Units 4 and 5 following the acquisition of SCE’s interest in Units 4 and 5 described below.  APS has a total entitlement from Four Corners of 970 MW. Additionally, 4CA, a wholly-owned subsidiary of Pinnacle West, owns 7% of Units 4 and 5 following its acquisition of El Paso's interest in these units described below.

On December 30, 2013, APS purchased SCE’s 48% interest in each of Units 4 and 5 of Four Corners. The final purchase price for the interest was approximately $182 million. In connection with APS’s prior retail rate case with the ACC, the ACC reserved the right to review the prudence of the Four Corners transaction for cost recovery purposes upon the closing of the transaction. On December 23, 2014, the ACC approved rate adjustments related to APS’s acquisition of SCE’s interest in Four Corners resulting in a revenue increase of $57.1 million on an annual basis. On February 23, 2015, the ACC decision approving the rate adjustments was appealed. APS has intervened and is actively participating in the proceeding. The Arizona Court of Appeals suspended the appeal pending the Arizona Supreme Court's decision in the System Improvement Benefits ("SIB") matter discussed in Note 3. On August 8, 2016, the Arizona Supreme Court issued its opinion in the SIB matter, and the Arizona Court of Appeals has now ordered supplemental briefing on how that SIB decision should affect the challenge to the Four Corners rate adjustment. We cannot predict when or how this matter will be resolved.

Concurrently with the closing of the SCE transaction, BHP Billiton, the parent company of BNCC, the coal supplier and operator of the mine that serves Four Corners, transferred its ownership of BNCC to NTEC, a company formed by the Navajo Nation to own the mine and develop other energy projects. BHP Billiton was retained by NTEC under contract as the mine manager and operator through 2016. Also occurring concurrently with the closing, the Four Corners’ co-owners executed a long-term agreement for the supply of coal to Four Corners from July 2016 through 2031 (the "2016 Coal Supply Agreement"). El Paso, a 7% owner in Units 4 and 5 of Four Corners, did not sign the 2016 Coal Supply Agreement. Under the 2016 Coal Supply Agreement, APS agreed to assume the 7% shortfall obligation. On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. 4CA purchased the El Paso interest on July 6, 2016. The purchase price was immaterial in amount, and 4CA assumed El Paso's reclamation and decommissioning obligations associated with the 7% interest.
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

On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine.  The lawsuit alleges that these federal agencies violated both the Endangered Species Act ("ESA") and the National Environmental Policy Act ("NEPA") in providing the federal approvals necessary to extend operations at Four Corners and the adjacent Navajo Mine past July 6, 2016.  APS filed a motion to intervene in the proceedings, which was granted on August 3, 2016. Briefing on the merits of this litigation is expected to extend through May 2017. On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. Because the court has placed a stay on all litigation deadlines pending its decision regarding NTEC's motion to dismiss, the schedule for briefing and the anticipated timeline for completion of this litigation will likely be extended. We cannot predict the outcome of this matter or its potential effect on Four Corners.

Cholla — Cholla was originally a 4-unit coal-fired power plant, which is located in northeastern Arizona.  APS operates the plant and owns 100% of Cholla Units 1, 2 and 3.  PacifiCorp owns Cholla Unit 4, and APS operates that unit for PacifiCorp.  On September 11, 2014, APS announced that it would close its 260 MW Unit 2 at Cholla and cease burning coal at Units 1 and 3 by the mid-2020s if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. (See Note 3 for details related to the resulting regulatory asset and Note 10 for details of the proposal.) APS believes that the environmental benefits of this proposal are greater in the long-term than the benefits that would have resulted from adding the emissions control equipment. APS closed Unit 2 on October 1, 2015. Following the closure of Unit 2, APS has a total entitlement from Cholla of 387 MW.

On January 13, 2017, EPA approved a final rule incorporating APS's compromise approach. Once the final rule is published in the Federal Register, parties have 60 days to file a petition for review in the Ninth Circuit Court of Appeals. APS cannot predict at this time whether such petitions will be filed or if they will be successful. In addition, under the terms of an executive memorandum issued on January 20, 2017, this final rule will not be published in the Federal Register until after it has been reviewed by an appointee of the President. We cannot predict when such review will occur and what may result from the additional review.

APS purchases all of Cholla’s coal requirements from a coal supplier, an affiliate of Peabody Energy Corporation, that mines all of the coal under long-term leases of coal reserves with the federal and state governments and private landholders.  On April 13, 2016, Peabody Energy Corporation and certain affiliated entities filed a petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri.  Under the Coal Supply Agreement, dated December 21, 2005, Peabody supplied coal to APS and PacifiCorp (collectively, the “Buyers”) for use at Cholla.  APS believes that the Coal Supply Agreement terminated automatically on April 13, 2016 as a result of Peabody's bankruptcy filing. The Buyers filed a motion requesting that the Bankruptcy Court enter an order determining that the Buyers are authorized to enforce the termination provisions in the Coal Supply Agreement.

On May 13, 2016, Peabody filed a complaint against the Buyers in the bankruptcy court in which Peabody alleged that the Buyers breached the Coal Supply Agreement. On January 27, 2017, the bankruptcy court approved a settlement between the parties, and on February 6, 2017 the parties executed an amendment to the Coal Supply Agreement that allows for continuation of the agreement with modified terms and conditions acceptable to the parties.

APS has a long-term coal transportation by rail contract that expires in 2017.

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

On February 13, 2017, the co-owners of the Navajo Plant voted not to pursue continued operation of the plant beyond December 2019, the expiration of the current lease term, and to pursue a new lease or lease extension with the Navajo Nation that would allow decommissioning activities to begin after December 2019 instead of later this year. Various stakeholders including regulators, tribal representatives and others interested in the continued operation of the plant intend to meet to determine if an alternate solution can be reached that would permit continued operation of the plant beyond 2019. We cannot predict whether any alternate solutions will be found that would be acceptable to all of the stakeholders and feasible to implement. APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant. APS will seek continued recovery in rates for the book value of its remaining investment in the plant ($108 million as of December 31, 2016) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and which may be material. We cannot predict whether APS would obtain such recovery.

On February 14, 2017, the ACC opened a docket titled "ACC Investigation Concerning the Future of the Navajo Generating Station" with the stated goal of engaging stakeholders and negotiating a sustainable pathway for the Navajo Plant to continue operating in some form after December 2019. APS cannot predict the outcome of this proceeding.

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

Palo Verde Leases — In 1986, APS entered into agreements with three separate lessor trust entities in order to sell and lease back approximately 42% of its share of Palo Verde Unit 2 and certain common facilities.  The leaseback was originally scheduled to expire at the end of 2015 and contained options to renew the leases or to purchase the leased property for fair market value at the end of the lease terms.  On July 7, 2014, APS exercised the fixed rate lease renewal options.  The exercise of the renewal options resulted in APS retaining the assets through 2023 under one lease and 2033 under the other two leases. At the end of the lease renewal periods, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to two years, or return the assets to the lessors. See Note 18 for additional information regarding the Palo Verde Unit 2 sale leaseback transactions.

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

The Palo Verde participants have contracted for 100% of Palo Verde’s requirements for uranium concentrates and conversion services through 2018 and 45% of its requirements in 2019-2025.  The participants have also contracted for 100% of Palo Verde’s enrichment services through 2020 and 20% of its enrichment services for 2021-2026; and all of Palo Verde’s fuel assembly fabrication services through 2024.

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

APS Lawsuit for Breach of Standard Contract — In December 2003, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a lawsuit against DOE in the United States Court of Federal Claims ("Court of Federal Claims") for damages incurred due to DOE’s breach of the Standard Contract.  The Court of Federal Claims ruled in favor of APS and the Palo Verde participants in October 2010 and awarded $30.2 million in damages to APS and the Palo Verde participants for costs incurred through December 2006.

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the DOE in the Court of Federal Claims. This lawsuit sought to recover damages incurred due to DOE’s breach of the Standard Contract for failing to accept Palo Verde’s spent nuclear fuel and high level waste from January 1, 2007 through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act. On August 18, 2014, APS and DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment of $57.4 million by DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. APS’s share of this amount is $16.7 million. Amounts recovered in the lawsuit and settlement were recorded as adjustments to a regulatory liability and had no impact on the amount of reported net income. In addition, the settlement agreement provides APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2016, which has been extended to December 31, 2019.

APS has submitted two claims pursuant to the terms of the August 18, 2014 settlement agreement, for two separate time periods during July 1, 2011 through June 30, 2015. The DOE has approved and paid $53.9 million for these claims (APS’s share is $15.7 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. APS's next claim pursuant to the terms of the August 18, 2014 settlement agreement was submitted to the DOE on October 31, 2016, and approved on February 1, 2017, in the amount $11.3 million (APS's share is $3.3 million). Payment for the claim is expected in the second quarter of 2017.

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

Waste Confidence and Continued Storage — On June 8, 2012, the D.C. Circuit issued its decision on a challenge by several states and environmental groups of the NRC’s rulemaking regarding temporary storage and permanent disposal of high level nuclear waste and spent nuclear fuel.  The petitioners had challenged the NRC’s 2010 update to the agency’s Waste Confidence Decision and temporary storage rule (“Waste Confidence Decision”).

The D.C. Circuit found that the agency’s 2010 Waste Confidence Decision update constituted a major federal action, which, consistent with NEPA, requires either an environmental impact statement or a finding of no significant impact from the agency’s actions.  The D.C. Circuit found that the NRC’s evaluation of the environmental risks from spent nuclear fuel was deficient, and therefore remanded the 2010 Waste Confidence Decision update for further action consistent with NEPA.

On September 6, 2012, the NRC Commissioners issued a directive to the NRC staff to proceed directly with development of a generic environmental impact statement to support an updated Waste Confidence

Decision.  The NRC Commissioners also directed the staff to establish a schedule to publish a final rule and environmental impact study within 24 months of September 6, 2012.

In September 2013, the NRC issued its draft Generic Environmental Impact Statement (“GEIS”) to support an updated Waste Confidence Decision. On August 26, 2014, the NRC approved a final rule on the environmental effects of continued storage of spent nuclear fuel. Renamed as the Continued Storage Rule, the NRC’s decision adopted the findings of the GEIS regarding the environmental impacts of storing spent fuel at any reactor site after the reactor’s licensed period of operations. As a result, those generic impacts do not need to be re-analyzed in the environmental reviews for individual licenses. Although Palo Verde had not been involved in any licensing actions affected by the D.C. Circuit’s June 8, 2012, decision, the NRC lifted its suspension on final licensing actions on all nuclear power plant licenses and renewals that went into effect when the D.C. Circuit issued its June 2012 decision. The final Continued Storage Rule was subject to continuing legal challenges before the NRC and the Court of Appeals. In June 2016, the D.C. Circuit issued its final decision, rejecting all remaining legal challenges to the Continued Storage Rule. On August 8, 2016, the D.C. Circuit denied a petition for rehearing.

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
Ocotillo is a 330 MW 4-unit gas plant located in the metropolitan Phoenix area.  In early 2014, APS announced a project to modernize the plant, which involves retiring two older 110 MW steam units, adding five 102 MW combustion turbines and maintaining two existing 55 MW combustion turbines.  In total, this increases the capacity of the site by 290 MW, to 620 MW, with completion targeted by summer 2019.  (See Note 3 for proposed rate recovery in our current retail rate case.) On September 9, 2016, Maricopa County issued a final permit decision that authorizes construction of the Ocotillo modernization project and construction will begin in early 2017.

Solar Facilities
APS developed utility scale solar resources through the 170 MW ACC-approved AZ Sun Program.  APS invested approximately $675 million in its AZ Sun Program. These facilities are owned by APS and are located in multiple locations throughout Arizona. In 2016, APS developed the 40MW Red Rock Solar Plant, which it owns and operates. Two of our large customers will purchase renewable energy credits from APS that is equivalent to the amount of renewable energy that Red Rock is projected to generate.

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

In December 2014, the ACC voted that it had no objection to APS implementing an APS-owned rooftop solar research and development program aimed at learning how to efficiently enable the integration of rooftop solar and battery storage with the grid.  The first stage of the program, called the "Solar Partner Program," placed 8 MW of residential rooftop solar on strategically selected distribution feeders in an effort to maximize potential system benefits, as well as made systems available to limited-income customers who could not easily install solar through transactions with third parties. The second stage of the program, which included an additional 2 MW of rooftop solar and energy storage, placed two energy storage systems sized at 2 MW on two different high solar penetration feeders to test various grid-related operation improvements and system interoperability, and was in operation by the end of 2016.  The ACC expressly reserved that any determination of prudency of the residential rooftop solar program for rate making purposes would not be made until the project was fully in service, and APS has requested cost recovery for the project in its currently pending rate case. On September 30, 2016, APS presented its preliminary findings from the residential rooftop solar program in a filing with the ACC.
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

Purchased Power Capacity — APS’s purchased power capacity under long-term contracts as of December 31, 2016 is summarized in the table below.  All capacity values are based on net capacity unless otherwise noted.

Type	Dates Available	Capacity (MW)
Purchase Agreement (a)	Year-round through June 14, 2020	60
Exchange Agreement (b)	May 15 to September 15 annually through February 2021	480
Tolling Agreement	Year-round through May 2017	514
Tolling Agreement	Summer seasons through October 2019	560
Demand Response Agreement (c)	Summer seasons through 2024	25
Tolling Agreement (d)	Summer seasons from Summer 2020 through Summer 2025	565
Renewable Energy (e)	Various	629

(a)	Up to 60 MW of capacity is available; however, the amount of electricity available to APS under this agreement is based in large part on customer demand and is adjusted annually.

(b)
This is a seasonal capacity exchange agreement under which APS receives electricity during the summer peak season (from May 15 to September 15) and APS returns a like amount of electricity during the winter season (from October 15 to February 15).

(c)	The capacity under this agreement may be increased in 5 MW increments in each of 2015 and 2016 and 10 MW increments in years 2017 through 2024, up to a maximum of 50 MW.

(d)	This agreement was signed in response to APS's 2016 all source request for proposal seeking capacity resources.

(e)	Renewable energy purchased power agreements are described in detail below under “Current and Future Resources — Renewable Energy Standard — Renewable Energy Portfolio.”
Current and Future Resources

Current Demand and Reserve Margin
Electric power demand is generally seasonal.  In Arizona, demand for power peaks during the hot summer months.  APS’s 2016 peak one-hour demand on its electric system was recorded on June 19, 2016 at 7,051 MW, compared to the 2015 peak of 7,031 MW recorded on August 15, 2015.  APS’s reserve margin at the time of the 2016 peak demand, calculated using system load serving capacity, was 30%. For 2017, due to expiring purchase contracts, APS is procuring market resources to maintain its minimum 15% planning reserve criteria.

Future Resources and Resource Plan
APS filed its preliminary 2017 Integrated Resource Plan on March 1, 2016 and an updated preliminary 2017 Integrated Resource Plan on September 30, 2016. APS also held stakeholder meetings in February and November 2016 in addition to an ACC-led Integrated Resource Plan workshop in July 2016. The preliminary Integrated Resource Plan and associated stakeholder meetings are part of a modified planning process that allows time to incorporate implications of the Clean Power Plan as well as input from stakeholder meetings. The final Integrated Resource Plan will be submitted by or on April 3, 2017 and the ACC is expected to complete its review by February 1, 2018.

On September 11, 2014, APS announced that it would close Cholla Unit 2 and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. APS closed Unit 2 on October 1, 2015. Previously, APS estimated Cholla

Unit 2’s end of life to be 2033. APS is currently recovering a return on and of the net book value of the unit in base rates and is seeking recovery of the unit’s decommissioning and other retirement-related costs over the remaining life of the plant in its current retail rate case. APS believes it will be allowed recovery of the remaining net book value of Unit 2 ($116 million as of December 31, 2016), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of Cholla Unit 2, all or a portion of the regulatory asset will be written off and APS’s net income, cash flows, and financial position will be negatively impacted. (See "Business of Arizona Public Service Company - Energy Sources and Resource Planning - Generation Facilities - Coal-Fueled Generating Facilities - Cholla" above for details regarding the status of the EPA's rule related to Cholla.)

See "Business of Arizona Public Service Company - Energy Sources and Resource Planning - Generation Facilities - Coal-Fueled Generating Facilities - Navajo Generating Station" above for information regarding future plans for the Navajo Plant.

Energy Imbalance Market

In 2015, APS and the CAISO, the operator for the majority of California's transmission grid, signed an agreement for APS to begin participation in the Energy Imbalance Market (“EIM”). APS's participation in the EIM began on October 1, 2016.  The EIM allows for rebalancing supply and demand in 15-minute blocks with dispatching every five minutes before the energy is needed, instead of the traditional one hour blocks.  APS expects that its participation in EIM will lower its fuel costs, improve visibility and situational awareness for system operations in the Western Interconnection power grid, and improve integration of APS’s renewable resources.

Renewable Energy Standard
In 2006, the ACC adopted the RES.  Under the RES, electric utilities that are regulated by the ACC must supply an increasing percentage of their retail electric energy sales from eligible renewable resources, including solar, wind, biomass, biogas and geothermal technologies.  The renewable energy requirement is 7% of retail electric sales in 2017 and increases annually until it reaches 15% in 2025.  In APS’s 2009 retail rate case settlement agreement (the “2009 Settlement Agreement”), APS committed to have 1,700 GWh of new renewable resources in service by year-end 2015 in addition to its RES renewable resource commitments. APS met its settlement commitment and RES target for 2016.
A component of the RES is focused on stimulating development of distributed energy systems.  Accordingly, under the RES, an increasing percentage of that requirement must be supplied from distributed energy resources.  This distributed energy requirement is 30% of the overall RES requirement of 7% in 2017.  The following table summarizes the RES requirement standard (not including the additional commitment required by the 2009 Settlement Agreement) and its timing:

	2017	2020	2025
RES as a % of retail electric sales	7%	10%	15%
Percent of RES to be supplied from distributed energy resources	30%	30%	30%

On April 21, 2015, the RES rules were amended to require utilities to report on all eligible renewable resources in their service territory, irrespective of whether the utility owns renewable energy credits associated with such renewable energy. The rules allow the ACC to consider such information in determining whether APS has satisfied the requirements of the RES.

Renewable Energy Portfolio.  To date, APS has a diverse portfolio of existing and planned renewable resources totaling 1,480 MW, including solar, wind, geothermal, biomass and biogas.  Of this portfolio, 1,440 MW are currently in operation and 40 MW are under contract for development or are under construction.  Renewable resources in operation include 239 MW of facilities owned by APS, 629 MW of long-term purchased power agreements, and an estimated 539 MW of customer-sited, third-party owned distributed energy resources.

APS’s strategy to achieve its RES requirements includes executing purchased power contracts for new facilities, ongoing development of distributed energy resources and procurement of new facilities to be owned by APS.  See "Energy Sources and Resource Planning - Generation Facilities - Solar Facilities" above for information regarding APS-owned solar facilities.

The following table summarizes APS’s renewable energy sources currently in operation and under development.  Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Location	Actual/ Target Commercial Operation Date	Term (Years)	Net Capacity In Operation (MW AC)	Net Capacity Planned/Under Development (MW AC)
APS Owned
Solar:
AZ Sun Program:
Paloma	Gila Bend, AZ	2011		17
Cotton Center	Gila Bend, AZ	2011		17
Hyder Phase 1	Hyder, AZ	2011		11
Hyder Phase 2	Hyder, AZ	2012		5
Chino Valley	Chino Valley, AZ	2012		19
Hyder II	Hyder, AZ	2013		14
Foothills	Yuma, AZ	2013		35
Gila Bend	Gila Bend, AZ	2014		32
Luke AFB	Glendale, AZ	2015		10
Desert Star	Buckeye, AZ	2015		10
Subtotal AZ Sun Program				170	—
Multiple Facilities	AZ	Various		4
Red Rock	Red Rock, AZ	2016		40
Distributed Energy:
APS Owned (a)	AZ	Various		25
Total APS Owned				239	—
Purchased Power Agreements
Solar:
Solana	Gila Bend, AZ	2013	30	250
RE Ajo	Ajo, AZ	2011	25	5
Sun E AZ 1	Prescott, AZ	2011	30	10
Saddle Mountain	Tonopah, AZ	2012	30	15
Badger	Tonopah, AZ	2013	30	15
Gillespie	Maricopa County, AZ	2013	30	15
Wind:
Aragonne Mesa	Santa Rosa, NM	2006	20	90
High Lonesome	Mountainair, NM	2009	30	100
Perrin Ranch Wind	Williams, AZ	2012	25	99
Geothermal:
Salton Sea	Imperial County, CA	2006	23	10
Biomass:
Snowflake	Snowflake, AZ	2008	15	14
Biogas:
Glendale Landfill	Glendale, AZ	2010	20	3
NW Regional Landfill	Surprise, AZ	2012	20	3
Total Purchased Power Agreements				629	—
Distributed Energy
Solar (b)
Third-party Owned	AZ	Various		539	40
Agreement 1	Bagdad, AZ	2011	25	15
Agreement 2	AZ	2011-2012	20-21	18
Total Distributed Energy				572	40
Total Renewable Portfolio				1,440	40

(a)	Includes Flagstaff Community Power Project, APS School and Government Program and APS Solar Partner Program.

(b)	Includes rooftop solar facilities owned by third parties. Distributed generation is produced in DC and is converted to AC for reporting purposes.

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

Wholesale

FERC regulates rates for wholesale power sales and transmission services.  (See Note 3 for information regarding APS’s transmission rates.)  During 2016, approximately 3.5% of APS’s electric operating revenues resulted from such sales and services.  APS’s wholesale activity primarily consists of managing fuel and purchased power supplies to serve retail customer energy requirements.  APS also sells, in the wholesale market, its generation output that is not needed for APS’s Native Load and, in doing so, competes with other utilities, power marketers and independent power producers.  Additionally, subject to specified parameters, APS hedges both electricity and fuels.  The majority of these activities are undertaken to mitigate risk in APS’s portfolio.

Subpoena from Arizona Corporation Commissioner Robert Burns

On August 25, 2016, Commissioner Burns, individually and not by action of the ACC as a whole, filed subpoenas in APS’s current retail rate proceeding to APS and Pinnacle West for the production of records and information relating to a range of expenditures from 2011 through 2016. The subpoenas requested information concerning marketing and advertising expenditures, charitable donations, lobbying expenses, contributions to 501(c)(3) and (c)(4) nonprofits and political contributions.  The return date for the production of information was set as September 15, 2016. The subpoenas also sought testimony from Company personnel having knowledge of the material, including the Chief Executive Officer.

On September 9, 2016, APS filed with the ACC a motion to quash the subpoenas or, alternatively to stay APS's obligations to comply with the subpoenas and decline to decide APS's motion pending court proceedings. Contemporaneously with the filing of this motion, APS and Pinnacle West filed a complaint for special action and declaratory judgment in the Superior Court of Arizona for Maricopa County, seeking a declaratory judgment that Commissioner Burns’ subpoenas are contrary to law. On September 15, 2016, APS produced all non-confidential and responsive documents and offered to produce any remaining responsive documents that are confidential after an appropriate confidentiality agreement is signed.

On February 7, 2017, Commissioner Burns opened a new ACC docket and indicated that its purpose is to study and rectify problems with transparency and disclosure regarding financial contributions from regulated monopolies or other stakeholders who may appear before the ACC that may directly or indirectly benefit an ACC Commissioner, a candidate for ACC Commissioner, or key ACC staff.  As part of this docket, Commissioner Burns set March 24, 2017 as a deadline for APS to produce all information previously requested through the subpoenas.  Commissioner Burns has also scheduled a workshop in this matter for March 17, 2017.  APS and Pinnacle West cannot predict the outcome of this matter.

Environmental Matters

Climate Change

Legislative Initiatives. There have been no recent attempts by Congress to pass legislation that would regulate greenhouse gas ("GHG") emissions, and it is doubtful whether the 115th Congress will consider a climate change bill. In the event climate change legislation ultimately passes, the actual economic and operational impact of such legislation on APS depends on a variety of factors, none of which can be fully known until a law is written, enacted and the specifics of the resulting program are established. These factors include the terms of the legislation with regard to allowed GHG emissions; the cost to reduce emissions; in the event a cap-and-trade program is established, whether any permitted emissions allowances will be allocated to source operators free of cost or auctioned (and, if so, the cost of those allowances in the marketplace) and whether offsets and other measures to moderate the costs of compliance will be available; and, in the event of a carbon tax, the amount of the tax per pound of carbon dioxide (“CO2”) equivalent emitted.

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

With respect to existing power plants, EPA’s recently finalized “Clean Power Plan” imposes state-specific goals or targets to achieve reductions in CO2 emission rates from existing EGUs measured from a 2012 baseline. In a significant change from the proposed rule, EPA’s final performance standards apply directly to specific units based upon their fuel-type and configuration (i.e., coal- or oil-fired steam plants versus combined cycle natural gas plants). As such, each state’s goal is an emissions performance standard that reflects the fuel mix employed by the EGUs in operation in those states. The final rule provides guidelines to states to help develop their plans for meeting the interim (2022-2029) and final (2030 and beyond) emission performance standards, with three distinct compliance periods within that timeframe. States were originally required to submit their plans to EPA by September 2016, with an optional two-year extension provided to states establishing a need for additional time; however, this timing will be impacted by the court-imposed stay described below.

Prior to the court-imposed stay described below, ADEQ, with input from a technical working group comprised of Arizona utilities and other stakeholders, was working to develop a compliance plan for submittal to EPA. Since the imposition of the stay, ADEQ is continuing to assess alternatives while completing outreach and soliciting feedback from stakeholders. In addition to these ongoing state proceedings, EPA has taken public comments on proposed model rules and a proposed federal compliance plan, which included consideration as to how the Clean Power Plan will apply to EGUs on tribal land such as the Navajo Nation.

The legality of the Clean Power Plan is being challenged in the U.S. Court of Appeals for the D.C. Circuit; the parties raising this challenge include, among others, the ACC. On February 9, 2016, the U.S.

Supreme Court granted a stay of the Clean Power Plan pending judicial review of the rule, which temporarily delays compliance obligations under the Clean Power Plan. We cannot predict the extent of the delay.

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

In the event that the incurrence of compliance costs is not economically viable or prudent for our operations in Arizona or on the Navajo Nation, or if we do not have the option of acquiring allowances to account for the emissions from our operations, we may explore other options, including reduced levels of output or potential plant closures, as alternatives to purchasing allowances. Given these uncertainties, our analysis of the available compliance options remains ongoing, and additional information or considerations may arise that change our expectations.

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
Cholla. APS believes that EPA’s original 2012 final rule establishing controls constituting BART for Cholla, which would require installation of selective catalytic reduction ("SCR") controls with a cost to APS of approximately $100 million is unsupported and that EPA had no basis for disapproving Arizona’s State Implementation Plan ("SIP") and promulgating a Federal Implementation Plan ("FIP") that is inconsistent with the state’s considered BART determinations under the regional haze program.  Accordingly, on February 1, 2013, APS filed a Petition for Review of the final BART rule in the United States Court of Appeals for the Ninth Circuit.  Briefing in the case was completed in February 2014.

In September 2014, APS met with EPA to propose a compromise BART strategy. Pending certain regulatory approvals, APS would permanently close Cholla Unit 2 and cease burning coal at Units 1 and 3 by the mid-2020s. (See Note 3 for details related to the resulting regulatory asset.) APS made the proposal with the understanding that additional emission control equipment is unlikely to be required in the future because retiring and/or converting the units as contemplated in the proposal is more cost effective than, and will result in increased visibility improvement over, the current BART requirements for NOx imposed on the Cholla units under EPA's BART FIP. APS’s proposal involves state and federal rulemaking processes. In light of these ongoing administrative proceedings, on February 19, 2015, APS, PacifiCorp (owner of Cholla Unit 4), and EPA jointly moved the court to sever and hold in abeyance those claims in the litigation pertaining to Cholla pending regulatory actions by the state and EPA. The court granted the parties' unopposed motion on February 20, 2015.

On October 16, 2015, ADEQ issued a revised operating permit for Cholla, which incorporates APS's proposal, and subsequently submitted a proposed revision to the SIP to the EPA, which would incorporate the new permit terms.  On June 30, 2016, EPA issued a proposed rule approving a revision to the Arizona SIP that incorporates APS’s compromise approach for compliance with the Regional Haze program.  EPA signed the final rule approving the Agency's proposal on January 13, 2017. Once the final rule is published in the Federal Register, parties have 60 days to file a petition for review in the Ninth Circuit Court of Appeals. APS cannot predict at this time whether such petitions will be filed or if they will be successful. In addition, under the terms of an executive memorandum issued on January 20, 2017, this final rule will not be published in the Federal Register until after it has been reviewed by an appointee of the President. We cannot predict when such review will occur and what may result from the additional review.

Four Corners. Based on EPA’s final standards, APS estimates that its 63% share of the cost of required controls for Four Corners Units 4 and 5 would be approximately $400 million.  In addition, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso's 7% interest in Four Corners Units 4 and 5. 4CA purchased the El Paso interest on July 6, 2016. NTEC has the option to purchase the interest within a certain timeframe pursuant to an option granted to NTEC. In December 2015, NTEC provided notice of its intent to exercise the option. The cost of the pollution controls related to the 7% interest is approximately $45 million, which will be assumed by the ultimate owner of the 7% interest.

Navajo Plant. On July 28, 2014, EPA issued a final Navajo Plant BART rule. APS estimates that its share of costs for upgrades at the Navajo Plant, based on EPA’s FIP, could be up to approximately $200 million.  In October 2014, a coalition of environmental groups, an Indian tribe and others filed petitions for review in the United States Court of Appeals for the Ninth Circuit asking the Court to review EPA's final BART rule for the Navajo Plant. We cannot predict the outcome of this review process. See "Business of Arizona Public Service Company - Energy Sources and Resource Planning - Generation Facilities - Coal-Fueled Generating Facilities - Navajo Generating Station" above for information regarding future plans for the Navajo Plant.

Mercury and other Hazardous Air Pollutants. In 2011, EPA issued rules establishing maximum achievable control technology standards to regulate emissions of mercury and other hazardous air pollutants from fossil-fired plants.  APS estimates that the cost for the remaining equipment necessary to meet these standards is approximately $8 million for Cholla. No additional equipment is needed for Four Corners Units 4 and 5 to comply with these rules.  SRP, the operating agent for the Navajo Plant, estimates that APS's share of costs for equipment necessary to comply with the rules is approximately $1 million, the majority of which has already been incurred. Litigation concerning the rules, including supplemental analyses EPA has prepared in support of the MATS regulation, is ongoing. These proceedings do not materially impact APS.  Regardless of the results from further judicial or administrative proceedings concerning the MATS rulemaking, the Arizona State Mercury Rule, the stringency of which is roughly equivalent to that of MATS, would still apply to Cholla.

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

On December 16, 2016, President Obama signed the Water Infrastructure Improvements for the Nation ("WIIN") Act into law, which contains a number of provisions requiring EPA to modify the self-implementing provisions of the Agency's current CCR rules under Subtitle D. Such modifications include new EPA authority to directly enforce the CCR rules through the use of administrative orders and providing states, like Arizona, where the Cholla facility is located, the option of developing CCR disposal unit permitting programs, subject to EPA approval. For facilities in states that do not develop state-specific permitting programs, EPA is required to develop a federal permit program, pending the availability of congressional appropriations. By contrast, for facilities located within the boundaries of Native American tribal reservations, such as the Navajo Nation, where the Navajo Plant and Four Corners facilities are located, EPA is required to develop a federal permit program regardless of appropriated funds. Because EPA has yet to undertake rulemaking proceedings to implement the CCR provisions of the WIIN Act, and Arizona has yet to determine whether it will develop a state-specific permitting program, it is unclear what effects the CCR provisions of the WIIN Act will have on APS's management of CCR.

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $15 million. APS is currently evaluating compliance alternatives for Cholla and estimates that its share of incremental costs to comply with the CCR rule for this plant is in the range of $5 million to $40 million based upon which compliance alternatives are ultimately selected. The Navajo Plant currently disposes of CCR in a dry landfill storage area. APS estimates that its share of incremental costs to comply with the CCR rule for the Navajo Plant is approximately $1 million, the majority of which has already been incurred. Additionally, the CCR rule requires ongoing groundwater monitoring. Depending upon the results of such monitoring at each of Cholla, Four Corners and the Navajo Plant, we may be required to take corrective actions, the costs of which we are unable to reasonably estimate at this time.

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

On August 6, 2013, the Roosevelt Irrigation District ("RID") filed a lawsuit in Arizona District Court against APS and 24 other defendants, alleging that RID’s groundwater wells were contaminated by the release of hazardous substances from facilities owned or operated by the defendants.  The lawsuit also alleges that, under Superfund laws, the defendants are jointly and severally liable to RID.  The allegations against APS arise out of APS’s current and former ownership of facilities in and around OU3.  As part of a state governmental investigation into groundwater contamination in this area, on January 25, 2015, ADEQ sent a letter to APS seeking information concerning the degree to which, if any, APS’s current and former ownership of these facilities may have contributed to groundwater contamination in this area.  APS responded to ADEQ on May 4, 2015. On December 16, 2016, two RID contractors filed ancillary lawsuits for recovery of costs against APS and the other defendants. We are unable to predict the outcome of these matters; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

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

Federal Agency Environmental Lawsuit Related to Four Corners

On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine.  The lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at the Four Corners Power Plant and the adjacent Navajo Mine past July 6, 2016.  APS filed a motion to intervene in the proceedings, which was granted on August 3, 2016. Briefing on the merits of this litigation is expected to extend through May 2017. On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. Because the court has placed a stay on all litigation deadlines pending its decision regarding NTEC's motion to dismiss, the schedule for briefing and the anticipated timeline for completion of this litigation will likely be extended. We cannot predict the outcome of this matter or its potential effect on Four Corners.

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

Water Supply

Assured supplies of water are important for APS’s generating plants. At the present time, APS has adequate water to meet its needs. The Four Corners region, in which Four Corners is located, has historically experienced drought conditions that may affect the water supply for the plants if adequate moisture is not received in the watershed that supplies the area. However, during the past 12 months the region has received snowfall and precipitation sufficient to recover the Navajo Reservoir to an optimum operating level, reducing the probability of shortage in future years. Although the watershed and reservoirs are in a good condition at this time, APS is continuing to work with area stakeholders to implement agreements to minimize the effect, if any, on future drought conditions that could have an impact on operations of its plants.

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

El Dorado

El Dorado owns minority interests in several energy-related investments and Arizona community-based ventures.  El Dorado’s short-term goal is to prudently realize the value of its existing investments.  As of December 31, 2016, El Dorado had total assets of approximately $11 million. El Dorado is not expected to contribute in any material way to our future financial performance, nor will it require any material amounts of capital over the next three years.

4CA

See "Business of Arizona Public Service Company - Energy Sources and Resource Planning - Generating Facilities - Coal-Fueled Generating Facilities - Four Corners" above for information regarding 4CA. As of December 31, 2016, 4CA had total assets of approximately $69 million.
OTHER INFORMATION

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

Other Information

Pinnacle West, APS and El Dorado are all incorporated in the State of Arizona.  BCE and 4CA are incorporated in Delaware. Additional information for each of these companies is provided below:

	Principal Executive Office Address	Year of Incorporation	Approximate Number of Employees at December 31, 2016
Pinnacle West	400 North Fifth Street Phoenix, AZ 85004	1985	89
APS	400 North Fifth Street P.O. Box 53999 Phoenix, AZ 85072-3999	1920	6,244
BCE	400 East Van Buren Phoenix, AZ 85004	2014	6
El Dorado	400 East Van Buren Phoenix, AZ 85004	1983	—
4CA	400 North Fifth Street Phoenix, AZ 85004	2016	—
Total			6,339

The APS number includes employees at jointly-owned generating facilities (approximately 2,628 employees) for which APS serves as the generating facility manager.  Approximately 1,613 APS employees are union employees, represented by the International Brotherhood of Electrical Workers ("IBEW") or the United Security Professionals of America ("USPA").  APS concluded negotiations with IBEW representatives over the new collective bargaining agreement in April 2015, and the new agreement is in place until March 31, 2018. The contract provides an average wage increase of 2.0% for the first year, 2.25% for the second year and 3.0% for the third year. The Company concluded negotiations with the USPA over the terms of a new collective bargaining agreement in May of 2014, and the new agreement is in place until May 31, 2017.

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

APS is currently pursuing certain activities, such as microgrid investments and construction of renewable facilities intended for specific customers. To date, APS has not received regulatory assurance of cost recovery for such investments. As APS engages in these activities, we will have to demonstrate to regulators, as we do with all other capital investments, that these investments are both prudent and useful in providing electric service to customers.

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

APS is, or may become, subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions of conventional pollutants and greenhouse gases, water quality, discharges of wastewater and streams originating from fly ash and bottom ash handling facilities, solid waste, hazardous waste, and coal combustion products, which consist of bottom ash, fly ash, and air pollution control wastes.  These laws and regulations can result in increased capital, operating, and other costs, particularly with regard to enforcement efforts focused on power plant emissions obligations.  These laws and regulations generally require APS to obtain and comply with a wide variety of environmental licenses, permits, and other approvals.  If there is a delay or failure to obtain any required environmental regulatory approval, or if APS fails to obtain, maintain, or comply with any such approval, operations at affected facilities could be suspended or subject to additional expenses.  In addition, failure to comply with applicable environmental laws and regulations could result in civil liability as a result of government enforcement actions or private claims or criminal penalties.  Both public officials and private individuals may seek to enforce applicable environmental laws and regulations.  APS cannot predict the outcome (financial or operational) of any related litigation that may arise.

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

Ozone National Ambient Air Quality Standards. In 2015, EPA finalized revisions to the national ambient air quality standards for nitrogen oxides, which set new, more stringent standards intended to protect human health and human welfare. Depending on the final attainment designations for the new standards and the state implementation requirements, APS may be required to invest in new pollution control technologies and to generate emission offsets for new projects or facility expansions located in ozone nonattainment areas.

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

APS faces potential financial risks resulting from climate change litigation and legislative and regulatory efforts to limit GHG emissions, as well as physical and operational risks related to climate effects.

Concern over climate change has led to significant legislative and regulatory efforts to limit CO2, which is a major byproduct of the combustion of fossil fuel, and other GHG emissions.
Potential Financial Risks - Greenhouse Gas Regulation, the Clean Power Plan and Potential Litigation. In 2015, EPA finalized a rule to limit carbon dioxide emissions from existing power plants. The implementation of this rule within the jurisdictions where APS operates could result in a shift in in-state generation from coal to natural gas and renewable generation. Such a substantial change in APS’s generation portfolio could require additional capital investments and increased operating costs, and thus have a significant financial impact on the Company. See Note 10 for additional risks and uncertainties resulting from the Clean Power Plan.
Depending on the final outcome of the pending judicial review of the Clean Power Plan, or any related legislative or regulatory activity, the utility industry may face alternative efforts from private parties seeking to establish alternative GHG emission limitations from power plants. Alternative GHG emission limitations may arise from litigation under either federal or state common laws or citizen suit provisions of federal environmental statutes that attempt to force federal agency rulemaking or imposing direct facility emission limitations. Such lawsuits may also seek damages from harm alleged to have resulted from power plant GHG emissions.
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

Co-owners of our jointly owned generation facilities may have unaligned goals and positions due to the effects of legislation, regulations, economic conditions or changes in our industry, which could have a significant impact on our ability to continue operations of such facilities.

APS owns certain of our power plants jointly with other owners with varying ownership interests in such facilities. Changes in the nature of our industry and the economic viability of certain plants, including impacts resulting from types and availability of other resources, fuel costs, legislation and regulation, together with timing considerations related to expiration of leases or other agreements for such facilities, could result in unaligned positions among co-owners. Such differences in the co-owners’ willingness or ability to continue their participation could ultimately lead to disagreements among the parties as to how and whether to continue operation of such plants, which could lead to eventual shut down of units or facilities and uncertainty related to the resulting cost recovery of such assets.

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

One of these options would be a continuation or expansion of APS’s existing AG (Alternative Generation) - 1 pilot program, which essentially allows up to 200 MW of cumulative load to be served via a buy-through arrangement with competitive suppliers of generation.  On November 25, 2015, the ACC issued an order approving a request by several AG-1 customers and suppliers to extend the term of the program from July 1, 2016 to the conclusion of APS's pending general rate case. The order also authorized APS to defer for future recovery unmitigated unrecovered costs attributable to the program at 90% of the first $10 million per year and at 100% of amounts above $10 million per year.

Proposals to enable or support retail electric competition may be made from time to time through ballot initiatives, legislative or other forums in Arizona. We cannot predict future regulatory or legislative action that might result in increased competition.

Changes in tax legislation or regulation may affect our financial results.

We are subject to taxation by various taxing authorities at the federal, state and local levels. Legislation or regulation could be enacted by any of these governmental authorities which could affect the Company’s tax positions.  The prospects for broad-based federal tax reform have increased due to the results of the 2016 elections.  Any such reform may impact the Company's effective tax rate, cash taxes paid and other financial results such as earnings per share, gross revenues and cash flows.  We cannot predict the timing or extent of such tax-related developments which, absent appropriate regulatory treatment, could have a negative impact on our financial results.

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

Effects of Energy Conservation Measures and Distributed Energy Resources.  The ACC has enacted rules regarding energy efficiency that mandate a 22% cumulative annual energy savings requirement by 2020.  This will likely increase participation by APS customers in energy efficiency and conservation programs and other demand-side management efforts, which in turn will impact the demand for electricity.  The rules also include a requirement for the ACC to review and address financial disincentives, recovery of fixed costs and the recovery of net lost income/revenue that would result from lower sales due to increased energy efficiency requirements.  To that end, the settlement agreement in APS’s most recent retail rate case (the “2012 Settlement Agreement”) includes a mechanism, the LFCR, to address these matters.

APS must also meet certain distributed energy requirements.  A portion of APS’s total renewable energy requirement must be met with an increasing percentage of distributed energy resources (generally, small scale renewable technologies located on customers’ properties).  The distributed energy requirement was 25% of the overall RES requirement of 3% in 2011 and increased to 30% of the applicable RES requirement for 2012 and subsequent years.  Customer participation in distributed energy programs would result in lower demand, since customers would be meeting some of their own energy needs.

In addition to these rules and requirements, energy efficiency technologies and distributed energy resources continue to evolve, which may have similar impacts on demand for electricity. Reduced demand due to these energy efficiency requirements, distributed energy requirements and other emerging technologies, unless substantially offset through ratemaking mechanisms, could have a material adverse impact on APS’s financial condition, results of operations and cash flows.

Actual and Projected Customer and Sales Growth.  Retail customers in APS's service territory increased 1.4% for the year ended December 31, 2016 compared with the prior year. For the three years 2014 through 2016, APS’s retail customer growth averaged 1.3% per year.  We currently project annual customer growth to be 1.5-2.5% for 2017 and to average in the range of 2.0-3.0% for 2017 through 2019 based on our assessment of modestly improving economic conditions in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, were flat for the year ended December 31, 2016 compared with the prior year. Improving economic conditions and customer growth and an additional day of sales due to leap year were equally offset by energy savings driven by customer conservation, energy efficiency and distributed renewable generation initiatives. For the three years 2014 through 2016, APS experienced annual increases in retail electricity sales averaging 0.2%, adjusted to exclude the effects of weather variations.  We currently project that annual retail electricity sales in kWh will increase in the range of 0-1.0% for 2017 and increase on average in the range of 0.5-1.5% during 2017 through 2019, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.

Actual customer and sales growth may differ from our projections as a result of numerous factors, such as economic conditions, customer growth, usage patterns and energy conservation, impacts of energy efficiency programs and growth in distributed renewable generation, and responses to retail price changes. Additionally, recovery of a substantial portion of our fixed costs of providing service is based upon the volumetric amount of our sales.  If our customer growth rate does not continue to improve as projected, or if we experience acceleration of expected effects of customer conservation, energy efficiency or distributed renewable generation initiatives, we may be unable to reach our estimated sales projections, which could have a negative impact on our financial condition, results of operations and cash flows.

The operation of power generation facilities and transmission systems involves risks that could result in reduced output or unscheduled outages, which could materially affect APS’s results of operations.

The operation of power generation, transmission and distribution facilities involves certain risks, including the risk of breakdown or failure of equipment, fuel interruption, and performance below expected levels of output or efficiency.  Unscheduled outages, including extensions of scheduled outages due to mechanical failures or other complications, occur from time to time and are an inherent risk of APS’s business.  Because our transmission facilities are interconnected with those of third parties, the operation of our facilities could be adversely affected by unexpected or uncontrollable events occurring on the larger transmission power grid, and the operation or failure of our facilities could adversely affect the operations of others.  Concerns over physical security of these assets include damage to certain of our facilities due to vandalism or other deliberate acts that could lead to outages or other adverse effects. If APS’s facilities operate below expectations, especially during its peak seasons, it may lose revenue or incur additional expenses, including increased purchased power expenses.

The inability to successfully develop or acquire generation resources to meet reliability requirements and other new or evolving standards or regulations could adversely impact our business.

Potential changes in regulatory standards, impacts of new and existing laws and regulations, including environmental laws and regulations, and the need to obtain various regulatory approvals create uncertainty surrounding our generation portfolio.  The current abundance of low, stably priced natural gas, together with environmental and other concerns surrounding coal-fired generation resources, create strategic challenges as to the appropriate generation portfolio and fuel diversification mix.  In addition, APS is required by the ACC to meet certain energy resource portfolio requirements, including those related to renewables development and energy efficiency measures.  The development of any generation facility is subject to many risks, including those related to financing, siting, permitting, new and evolving technology, the construction of sufficient transmission capacity to support these facilities and stresses to generation and transmission resources from the intermittent generation characteristics of renewable resources.  APS’s inability to adequately develop or acquire the necessary generation resources could have a material adverse impact on our business and results of operations.

In expressing concerns about the environmental and climate-related impacts from continued extraction, transportation, delivery and combustion of fossil fuels, environmental advocacy groups and other third parties have in recent years undertaken greater efforts to oppose the permitting and construction of fossil fuel infrastructure projects. These efforts may increase in scope and frequency depending on a number of variables, including the future course of Federal environmental regulation and the increasing financial resources devoted to these opposition activities. APS cannot predict the effect that any such opposition may have on our ability to develop and construct fossil fuel infrastructure projects in the future.

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

We are subject to laws and rules issued by multiple government agencies concerning safeguarding and maintaining the confidentiality of our security, customer and business information. One of these agencies, NERC, has issued comprehensive regulations and standards surrounding the security of bulk power systems, and is continually in the process of developing updated and additional requirements with which the utility industry must comply. The increasing promulgation of NERC rules and standards will increase our compliance costs and our exposure to the potential risk of violations of the standards, which includes potential financial penalties.

We have experienced, and expect to continue to experience, threats and attempted intrusions to our information technology systems and we could experience such threats and attempted intrusions to our operational control systems. The implementation of additional security measures could increase costs and have a material adverse impact on our financial results. We have obtained cyber insurance to provide coverage for a portion of the losses and damages that may result from a security breach of our information technology systems, but such insurance may not cover the total loss or damage caused by a breach. These types of events could also require significant management attention and resources, and could adversely affect Pinnacle West’s and APS’s reputation with customers and the public.

The ownership and operation of power generation and transmission facilities on Indian lands could result in uncertainty related to continued leases, easements and rights-of-way, which could have a significant impact on our business.

Certain APS power plants and portions of certain APS transmission lines are located on Indian lands pursuant to leases, easements or other rights-of-way that are effective for specified periods.  APS is unable to predict the final outcomes of pending and future approvals by the applicable sovereign governing bodies with respect to renewals of these leases, easements and rights-of-way.

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

Alternative energy technologies that produce power or reduce power consumption or emissions are being developed and commercialized, including renewable technologies such as photovoltaic (solar) cells, customer-sited generation, energy storage (batteries), and efficiency technologies.  Advances in technology and equipment/appliance efficiency could reduce the demand for supply from conventional generation and increase the complexity of managing APS's information technology and power system operations, which could adversely affect APS’s business.

APS continues to pursue and implement advanced grid technologies, including transmission and distribution system technologies and digital meters enabling two-way communications between the utility and its customers.  Many of the products and processes resulting from these and other alternative technologies have not yet been widely used or tested on a long-term basis, and their use on large-scale systems is not as established or mature as APS’s existing technologies and equipment.  The implementation of new and additional technologies adds complexity to the information technology and operational technology systems, which could require additional infrastructure and resources. Widespread installation and acceptance of new technologies could also enable the entry of new market participants, such as technology companies, into the interface between APS and its customers and could have other unpredictable effects on APS’s traditional business model.

Deployment of renewable energy technologies is expected to continue across the western states and result in a larger portion of the overall energy production coming from these sources. These trends, which have benefited from historical and continuing government support for certain technologies, have the potential to put downward pressure on wholesale power prices throughout the western states which could make APS's existing generating facilities less economical and impact their operational patterns and long-term viability.

We are subject to employee workforce factors that could adversely affect our business and financial condition.

Like most companies in the electric utility industry, our workforce is maturing, with approximately 35% of employees eligible to retire by the end of 2019.  Although we have undertaken efforts to recruit and train new employees, we face increased competition for talent.  We are subject to other employee workforce factors, such as the availability of qualified personnel, the need to negotiate collective bargaining agreements with union employees and potential work stoppages.  These or other employee workforce factors could negatively impact our business, financial condition or results of operations.

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

Investment performance, changing interest rates and other economic, social and political factors could decrease the value of our benefit plan assets and nuclear decommissioning trust funds or increase the valuation of our related obligations, resulting in significant additional funding requirements.  We are subject to risks related to the provision of employee healthcare benefits and healthcare reform legislation.  Any inability to fully recover these costs in our utility rates would negatively impact our financial condition.

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

Employee healthcare costs in recent years have continued to rise.  While most of the Patient Protection and Affordable Care Act provisions have been implemented, changes to the Act or other potential legislation could increase costs of providing medical insurance for our employees. Any potential changes and resulting cost impacts cannot be determined with certainty at this time.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Neither Pinnacle West nor APS has received written comments regarding its periodic or current reports from the SEC staff that were issued 180 days or more preceding the end of its 2016 fiscal year and that remain unresolved.

ITEM 2.  PROPERTIES

Generation Facilities

APS

APS’s portfolio of owned and leased generating facilities is provided in the table below:

Name	No. of Units	% Owned (a)	Principal Fuels Used	Primary Dispatch Type	Owned Capacity (MW)
Nuclear:
Palo Verde (b)	3	29.1%	Uranium	Base Load	1,146
Total Nuclear					1,146
Steam:
Four Corners 4, 5 (c)	2	63%	Coal	Base Load	970
Cholla 1,3 (d)	2		Coal	Base Load	387
Navajo (e)	3	14%	Coal	Base Load	315
Ocotillo	2		Gas	Peaking	220
Total Steam					1,892
Combined Cycle:
Redhawk	2		Gas	Load Following	984
West Phoenix	5		Gas	Load Following	887
Total Combined Cycle					1,871
Combustion Turbine:
Ocotillo	2		Gas	Peaking	110
Saguaro	3		Gas	Peaking	189
Douglas	1		Oil	Peaking	16
Sundance	10		Gas	Peaking	420
West Phoenix	2		Gas	Peaking	110
Yucca 1, 2, 3	3		Gas	Peaking	93
Yucca 4	1		Oil	Peaking	54
Yucca 5, 6	2		Gas	Peaking	96
Total Combustion Turbine					1,088
Solar:
Cotton Center	1		Solar	As Available	17
Hyder I	1		Solar	As Available	16
Paloma	1		Solar	As Available	17
Chino Valley	1		Solar	As Available	19
Gila Bend	1		Solar	As Available	32
Hyder II	1		Solar	As Available	14
Foothills	1		Solar	As Available	35
Luke AFB	1		Solar	As Available	10
Desert Star	1		Solar	As Available	10
Red Rock	1		Solar	As Available	40
APS Owned Distributed Energy			Solar	As Available	25
Multiple facilities			Solar	As Available	4
Total Solar					239
Total Capacity					6,236

(a)	100% unless otherwise noted.

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

(c)	The other participants are Salt River Project (10%), Public Service Company of New Mexico (13%), Tucson Electric Power Company (7%) and 4CA (7%). The plant is operated by APS.

(d)	Cholla Unit 2's last day of service was on October 1, 2015.

(e)
The other participants are Salt River Project (42.9%), Nevada Power Company (11.3%), the United States Government (24.3%) and Tucson Electric Power Company (7.5%).  The plant is operated by Salt River Project. In July 2016, Salt River Project purchased Los Angeles Department of Water & Power's share in this plant (21.2%).

See “Business of Arizona Public Service Company — Environmental Matters” in Item 1 with respect to matters having a possible impact on the operation of certain of APS’s generating facilities.

See “Business of Arizona Public Service Company” in Item 1 for a map detailing the location of APS’s major power plants and principal transmission lines.

4CA

4CA, a wholly-owned subsidiary of Pinnacle West, purchased El Paso's 7% interest in Units 4 and 5 of Four Corners on July 6, 2016. See "Areas of Business Focus - Operational Performance, Reliability and Recent Developments - Four Corners - Asset Purchase Agreement and Coal Supply Matters" in Item 7 for additional information about 4CA's interest in Four Corners.

Transmission and Distribution Facilities

Current Facilities.  APS’s transmission facilities consist of approximately 6,140 pole miles of overhead lines and approximately 49 miles of underground lines, 5,917 miles of which are located in Arizona.  APS’s distribution facilities consist of approximately 11,144 miles of overhead lines and approximately 21,128 miles of underground primary cable, all of which are located in Arizona. APS distribution facilities reflect an actual net gain of 3,124 miles in 2016.  APS shares ownership of some of its transmission facilities with other companies.

The following table shows APS’s jointly-owned interests in those transmission facilities recorded on the Consolidated Balance Sheets at December 31, 2016:

Percent Owned (Weighted-Average)
Morgan — Pinnacle Peak System	65.2%
Palo Verde — Rudd 500kV System	50.0%
Round Valley System	50.0%
ANPP 500kV System	33.6%
Navajo Southern System	22.5%
Four Corners Switchyards	51.3%
Palo Verde — Yuma 500kV System	19.0%
Phoenix — Mead System	17.1%
Palo Verde — Morgan System	85.8%
Hassayampa — North Gila System	80.0%
Cholla 500 Switchyard	85.7%
Saguaro 500 Switchyard	75.0%

Expansion.  Each year APS prepares and files with the ACC a ten-year transmission plan.  In APS’s 2017 plan, APS projects it will develop 52 miles of new transmission lines over the next ten years. One significant project currently under development is a new 500kV path that will span from the Palo Verde hub around the western and northern edges of the Phoenix metropolitan area and terminate at a bulk substation in the northeast part of Phoenix. The Palo Verde to Morgan System includes Palo Verde-Delaney-Sun Valley-Morgan-Pinnacle Peak. The project consists of four phases. The first three phases, Morgan to Pinnacle Peak 500kV, Palo Verde to Delaney 500kV, and Delaney to Sun Valley 500kV are currently in-service. The fourth phase, Morgan to Sun Valley 500kV, has started construction and is expected to be energized by May 2018. In total, the projects consist of over 100 miles of new 500kV lines, with many of those miles constructed with the capability to string a 230kV line as a second circuit.

APS continues to work with regulators to identify transmission projects necessary to support renewable energy facilities. Two such projects, which have been completed and were included in previous APS transmission plans, are the Delaney to Palo Verde line and the North Gila to Hassayampa line, both of which support the transmission of renewable energy to Phoenix and California. The North Gila to Hassayampa line went into service in May 2015 and the Delaney to Palo Verde line went into service in May 2016.

Physical Security Standards. On July 14, 2015, FERC approved version 2 of the proposed Physical Security Reliability Standard CIP-014 (CIP-014-2).  As a result, CIP-014-2, the Physical Security Reliability Standard that requires transmission owners and operators to protect those critical transmission stations and substations and their associated primary control centers that, if rendered inoperable or damaged as a result of a physical attack, could result in widespread instability, uncontrolled separation or cascading within an interconnection, became effective on October 2, 2015, triggering a series of staggered, but interdependent obligations for APS.  As required by the Physical Security Reliability Standard, APS determined its critical transmission stations and substations and associated primary control centers that were required to comply with the standard by October 2, 2015.  However, as contemplated under CIP-014-2, this verification triggered additional requirements and obligations within the Physical Security Reliability Standard.  These remaining obligations, which consist of a risk evaluation and development and verification of a physical security plan, were largely completed in 2016 and the remaining activities are projected to be completed in the second and fourth quarters of 2017.  Until APS has completed all required activities under the Physical Security Reliability Standard, we cannot predict the extent of any financial or operational impacts on APS.

NERC Critical Infrastructure Protection Reliability Standards.  In 2014, APS initiated a comprehensive project to ensure compliance with Version 5 of NERC's Critical Infrastructure Protection Reliability Standards (CIP V.5), which will become effective pursuant to various implementation dates through 2018.  APS completed a significant portion of its compliance implementation activities in June 2016, meeting an initial compliance date of July 1, 2016.  APS will be incurring incremental capital expenditures through 2018 to meet further upcoming compliance deadlines associated with CIP V.5.  Total expenditures are estimated to be approximately $52 million.

Plant and Transmission Line Leases and Rights-of-Way on Indian Lands

The Navajo Plant and Four Corners are located on land held under leases from the Navajo Nation and also under rights-of-way from the federal government.  The right-of-way and lease for the Navajo Plant expire in 2019 and the right-of-way and lease for Four Corners were scheduled to expire in 2016.  APS, on behalf of the Four Corners participants, negotiated amendments to the facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041.  See "Areas of Business Focus - Operational Performance, Reliability and Recent Developments - Four Corners - Lease Extension" in Item 7 for additional information about the Four Corners right-of-way and lease matters. See "Navajo Plant" in Note 3 for information regarding future plans for the Navajo Plant.

Certain portions of our transmission lines are located on Indian lands pursuant to rights-of-way that are effective for specified periods.  Some of these rights-of-way have expired and our renewal applications have not yet been acted upon by the appropriate Indian tribes or federal agencies.  Other rights expire at various times in the future and renewal action by the applicable tribe or federal agencies will be required at that time.  In recent negotiations, certain of the affected Indian tribes have required payments substantially in excess of amounts that we have paid in the past for such rights-of-way.  The ultimate cost of renewal of certain of the rights-of-way for our transmission lines is therefore uncertain.

ITEM 3.  LEGAL PROCEEDINGS

See “Business of Arizona Public Service Company — Environmental Matters” in Item 1 with regard to pending or threatened litigation and other disputes.
 See Note 3 for ACC and FERC-related matters.
See Note 10 for information regarding environmental matters and Superfund–related matters.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF PINNACLE WEST

Pinnacle West’s executive officers are elected no less often than annually and may be removed by the Board of Directors at any time.  The executive officers, their ages at February 24, 2017, current positions and principal occupations for the past five years are as follows:

Name	Age	Position	Period
Donald E. Brandt	62	Chairman of the Board and Chief Executive Officer of Pinnacle West; Chairman of the Board of APS	2009-Present
		President of APS	2013-Present
		President of Pinnacle West	2008-Present
		Chief Executive Officer of APS	2008-Present
Robert S. Bement	61	Executive Vice President and Chief Nuclear Officer, PVNGS, of APS	2016-Present
		Senior Vice President, Site Operations, PVNGS, of APS	2011-2016
Denise R. Danner	61	Vice President, Controller and Chief Accounting Officer of Pinnacle West; Chief Accounting Officer of APS	2010-Present
		Vice President and Controller of APS	2009-Present
Randall K. Edington (a)	63	Advisor to the CEO of APS	2016-Present
		Executive Vice President of APS	2007-Present
		Chief Nuclear Officer, PVNGS, of APS	2007-2016

David P. Falck	63	Executive Vice President and General Counsel of Pinnacle West and APS	2009-Present
		Secretary of Pinnacle West and APS	2009-2012
Daniel T. Froetscher	55	Senior Vice President, Transmission, Distribution & Customers of APS	2014-Present
		Vice President, Energy Delivery of APS	2008-2014
Barbara M. Gomez (b)	62	Senior Vice President, Human Resources of APS	2016-Present
		Vice President, Human Resources of APS	2014-2016
		Vice President, Chief Procurement Officer of APS	2013-2014
		Vice President, Supply Chain Management of APS	2010-2013
Jeffrey B. Guldner	51	Senior Vice President, Public Policy of APS	2014-Present
		Senior Vice President, Customers and Regulation of APS	2012-2014
		Vice President, Rates and Regulation of APS	2007-2012
James R. Hatfield	59	Executive Vice President of Pinnacle West and APS	2012-Present
		Chief Financial Officer of Pinnacle West and APS	2008-Present
		Senior Vice President of Pinnacle West and APS	2008-2012
John S. Hatfield	51	Vice President, Communications of APS	2010-Present
Lee R. Nickloy	50	Vice President and Treasurer of Pinnacle West and APS	2010-Present
Mark A. Schiavoni	61	Executive Vice President and Chief Operating Officer of APS	2014-Present
		Executive Vice President, Operations of APS	2012-2014
		Senior Vice President, Fossil Operations of APS	2009-2012

(a)	Randall K. Edington is retiring from APS on March 22, 2017.

(b)	Barbara M. Gomez is retiring from APS in July 2017.

PART II

 ITEM 5.  MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle West’s common stock is publicly held and is traded on the New York Stock Exchange.  At the close of business on February 17, 2017, Pinnacle West’s common stock was held of record by approximately 19,581 shareholders.

QUARTERLY STOCK PRICES AND DIVIDENDS PAID PER SHARE
STOCK SYMBOL: PNW

				Dividends
2016	High	Low	Close	Per Share
1st Quarter	$75.15	$62.51	$75.07	$0.625
2nd Quarter	81.08	70.11	81.06	0.625
3rd Quarter	82.78	73.94	75.99	0.625
4th Quarter	78.97	70.86	78.03	0.655

				Dividends
2015	High	Low	Close	Per Share
1st Quarter	$73.31	$61.53	$63.75	$0.595
2nd Quarter	64.95	56.01	56.89	0.595
3rd Quarter	65.23	56.77	64.14	0.595
4th Quarter	67.02	60.70	64.48	0.625

APS’s common stock is wholly-owned by Pinnacle West and is not listed for trading on any stock exchange.  As a result, there is no established public trading market for APS’s common stock.

The chart below sets forth the dividends paid on APS’s common stock for each of the four quarters for 2016 and 2015.

Common Stock Dividends
(Dollars in Thousands)

Quarter	2016	2015
1st Quarter	$69,400	$65,800
2nd Quarter	69,500	65,900
3rd Quarter	69,500	65,900
4th Quarter	72,900	69,300

The sole holder of APS’s common stock, Pinnacle West, is entitled to dividends when and as declared out of legally available funds.  As of December 31, 2016, APS did not have any outstanding preferred stock.

ITEM 6.  SELECTED FINANCIAL DATA
PINNACLE WEST CAPITAL CORPORATION – CONSOLIDATED

The selected data presented below as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are derived from the Consolidated Financial Statements. The data should be read in connection with the Consolidated Financial Statements including the related notes included in Item 8 of this Form 10-K.

	2016	2015	2014	2013	2012
	(dollars in thousands, except per share amounts)
OPERATING RESULTS
Operating revenues	$3,498,682	$3,495,443	$3,491,632	$3,454,628	$3,301,804
Income from continuing operations	$461,527	$456,190	$423,696	$439,966	$418,993
Loss from discontinued operations – net of income taxes	—	—	—	—	(5,829)
Net income	461,527	456,190	423,696	439,966	413,164
Less: Net income attributable to noncontrolling interests	19,493	18,933	26,101	33,892	31,622
Net income attributable to common shareholders	$442,034	$437,257	$397,595	$406,074	$381,542
COMMON STOCK DATA
Book value per share – year-end	$43.14	$41.30	$39.50	$38.07	$36.20
Earnings per weighted-average common share outstanding:
Continuing operations attributable to common shareholders – basic	$3.97	$3.94	$3.59	$3.69	$3.54
Net income attributable to common shareholders – basic	$3.97	$3.94	$3.59	$3.69	$3.48
Continuing operations attributable to common shareholders – diluted	$3.95	$3.92	$3.58	$3.66	$3.50
Net income attributable to common shareholders – diluted	$3.95	$3.92	$3.58	$3.66	$3.45
Dividends declared per share	$2.56	$2.44	$2.33	$2.23	$2.67
Weighted-average common shares outstanding – basic	111,408,729	111,025,944	110,626,101	109,984,160	109,510,296
Weighted-average common shares outstanding – diluted	112,046,043	111,552,130	111,178,141	110,805,943	110,527,311
BALANCE SHEET DATA
Total assets	$16,004,253	$15,028,258	$14,288,890	$13,486,826	$13,357,123
Liabilities and equity:
Current liabilities	$1,292,946	$1,442,317	$1,559,143	$1,618,644	$1,083,542
Long-term debt less current maturities	4,021,785	3,462,391	3,006,573	2,774,605	3,176,596
Deferred credits and other	5,753,610	5,404,093	5,204,072	4,753,117	4,994,696
Total liabilities	11,068,341	10,308,801	9,769,788	9,146,366	9,254,834
Total equity	4,935,912	4,719,457	4,519,102	4,340,460	4,102,289
Total liabilities and equity	$16,004,253	$15,028,258	$14,288,890	$13,486,826	$13,357,123

SELECTED FINANCIAL DATA
ARIZONA PUBLIC SERVICE COMPANY – CONSOLIDATED

	2016	2015	2014	2013	2012
	(dollars in thousands)
OPERATING RESULTS
Electric operating revenues	$3,489,754	$3,492,357	$3,488,946	$3,451,251	$3,293,489
Fuel and purchased power costs	1,082,625	1,101,298	1,179,829	1,095,709	994,790
Other operating expenses	1,789,149	1,779,075	1,716,325	1,733,677	1,693,170
Operating income	617,980	611,984	592,792	621,865	605,529
Other income	46,744	33,332	36,358	20,797	16,358
Interest expense — net of allowance for borrowed funds	183,090	176,109	181,830	183,801	194,777
Net income	481,634	469,207	447,320	458,861	427,110
Less: Net income attributable to noncontrolling interests	19,493	18,933	26,101	33,892	31,613
Net income attributable to common shareholder	$462,141	$450,274	$421,219	$424,969	$395,497
BALANCE SHEET DATA
Total assets	$15,931,175	$14,982,182	$14,190,362	$13,359,517	$13,220,050
Liabilities and equity:
Total equity	$5,037,970	$4,814,794	$4,629,852	$4,454,874	$4,222,483
Long-term debt less current maturities	4,021,785	3,337,391	2,881,573	2,649,604	3,051,596
Total capitalization	9,059,755	8,152,185	7,511,425	7,104,478	7,274,079
Current liabilities	1,094,037	1,424,708	1,532,464	1,580,847	1,043,087
Deferred credits and other	5,777,383	5,405,289	5,146,473	4,674,192	4,902,884
Total liabilities and equity	$15,931,175	$14,982,182	$14,190,362	$13,359,517	$13,220,050

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

Areas of Business Focus

Operational Performance, Reliability and Recent Developments.

Nuclear. APS operates and is a joint owner of Palo Verde. Palo Verde experienced strong performance during 2016, with the completion of two refueling outages. The fall refueling outage was completed in 28 days with the lowest collective radiation exposure dose for any pressurized water reactor outage.

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

EPA’s nationwide CO2 emissions reduction goal is 32% below 2005 emission levels.  As finalized for the state of Arizona and the Navajo Nation, compliance with the Clean Power Plan could involve a shift in generation from coal to natural gas and renewable generation.  Until implementation plans for these jurisdictions are finalized, we are unable to determine the actual impacts to APS.  (See Note 10 for information regarding challenges to the legality of the Clean Power Plan and a court-ordered stay of the Clean Power Plan pending judicial review of the rule, which temporarily delays compliance obligations.) APS continually analyzes its long-range capital management plans to assess the potential effects of these changes, understanding that any resulting regulation and legislation could impact the economic viability of certain plants, as well as the willingness or ability of power plant participants to continue participation in such plants.

Cholla

On September 11, 2014, APS announced that it would close its 260 MW Unit 2 at Cholla and cease burning coal at Units 1 and 3 by the mid-2020s if EPA approves a compromise proposal offered by APS to meet required air emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. (See Note 3 for details related to the resulting regulatory asset and Note 10 for details of the proposal.) APS believes that the environmental benefits of this proposal are greater in the long-term than the benefits that would have resulted from adding emissions control equipment. APS closed Unit 2 on October 1, 2015. On January 13, 2017, EPA approved a final rule incorporating APS's compromise proposal. Once the final rule is published in the Federal Register, parties have 60 days to file a petition for review in the Ninth Circuit Court of Appeals. APS cannot predict at this time whether such petitions will be filed or if they will be successful. In addition, under the terms of an executive memorandum issued on January 20, 2017, this final rule will not be published in the Federal Register until after it has been reviewed by an appointee of the President. We cannot predict when such review will occur and what may result from the additional review.

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

Concurrently with the closing of the SCE transaction described above, BHP Billiton, the parent company of BNCC, the coal supplier and operator of the mine that serves Four Corners, transferred its ownership of BNCC to NTEC, a company formed by the Navajo Nation to own the mine and develop other energy projects. BHP Billiton was retained by NTEC under contract as the mine manager and operator through 2016. Also occurring concurrently with the closing, the Four Corners’ co-owners executed the 2016 Coal Supply Agreement for the supply of coal to Four Corners from July 2016 through 2031. El Paso, a 7% owner in Units 4 and 5 of Four Corners, did not sign the 2016 Coal Supply Agreement. Under the 2016 Coal Supply Agreement, APS agreed to assume the 7% shortfall obligation. On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. 4CA purchased the El Paso interest on July 6, 2016. The purchase price was immaterial in amount, and 4CA assumed El Paso's reclamation and decommissioning obligations associated with the 7% interest.
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

On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine.  The lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at the Four Corners Power Plant and the adjacent Navajo Mine past July 6, 2016.  APS filed a motion to intervene in the proceedings, which was granted on August 3, 2016. Briefing on the merits of this litigation is expected to extend through May 2017. On September 15, 2016, NTEC filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. Because the court has placed a stay on all litigation deadlines pending its decision regarding NTEC's motion to dismiss, the schedule for briefing and the anticipated timeline for completion of this litigation will likely be extended. We cannot predict the outcome of this matter or its potential effect on Four Corners.

Navajo Plant

On February 13, 2017, the co-owners of the Navajo Plant voted not to pursue continued operation of the plant beyond December 2019, the expiration of the current lease term, and to pursue a new lease or lease extension with the Navajo Nation that would allow decommissioning activities to begin after December 2019 instead of later this year. Various stakeholders including regulators, tribal representatives and others interested in the continued operation of the plant intend to meet to determine if an alternate solution can be reached that would permit continued operation of the plant beyond 2019. We cannot predict whether any alternate solutions will be found that would be acceptable to all of the stakeholders and feasible to implement. APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant. APS will seek continued recovery in rates for the book value of its remaining investment in the plant ($108 million as of December 31, 2016, see Note 9 for additional details) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and which may be material. We cannot predict whether APS would obtain such recovery.

On February 14, 2017, the ACC opened a docket titled "ACC Investigation Concerning the Future of the Navajo Generating Station" with the stated goal of engaging stakeholders and negotiating a sustainable pathway for the Navajo Plant to continue operating in some form after December 2019. APS cannot predict the outcome of this proceeding.

Natural Gas.  APS has six natural gas power plants located throughout Arizona, including Ocotillo. Ocotillo is a 330 MW 4-unit gas plant located in the metropolitan Phoenix area.  In early 2014, APS announced a project to modernize the plant, which involves retiring two older 110 MW steam units, adding five 102 MW combustion turbines and maintaining two existing 55 MW combustion turbines.  In total, this increases the capacity of the site by 290 MW, to 620 MW, with completion targeted by summer 2019.  (See Note 3 for proposed rate recovery in our current retail rate case filing.) On September 9, 2016, Maricopa County issued a final permit decision that authorizes construction of the Ocotillo modernization project.

Transmission and Delivery.  APS is working closely with regulators to identify and plan for transmission needs that continue to support system reliability, access to markets and renewable energy development.  The capital expenditures table presented in the "Liquidity and Capital Resources" section below includes new APS transmission projects through 2019, along with other transmission costs for upgrades and replacements.  APS is also working to establish and expand advanced grid technologies throughout its service territory to provide long-term benefits both to APS and its customers.  APS is strategically deploying a variety of technologies that are intended to allow customers to better manage their energy usage, minimize system outage durations and frequency, enable customer choice for behind-the-meter technologies, and facilitate greater cost savings to APS through improved reliability and the automation of certain distribution functions.

Energy Imbalance Market. In 2015, APS and the CAISO, the operator for the majority of California's transmission grid, signed an agreement for APS to begin participation in EIM. APS's participation in the EIM began on October 1, 2016.  The EIM allows for rebalancing supply and demand in 15-minute blocks with dispatching every five minutes before the energy is needed, instead of the traditional one hour blocks.  APS expects that its participation in EIM will lower its fuel costs, improve visibility and situational awareness for system operations in the Western Interconnection power grid, and improve integration of APS’s renewable resources.

Renewable Energy.  The ACC approved the RES in 2006.  The renewable energy requirement is 7% of retail electric sales in 2017 and increases annually until it reaches 15% in 2025.  In the 2009 Settlement Agreement, APS agreed to exceed the RES standards, committing to use APS’s best efforts to obtain 1,700 GWh of new renewable resources to be in service by year-end 2015, in addition to its RES renewable resource commitments.  APS met its settlement commitment and RES target for 2016. A component of the RES targets development of distributed energy systems.

In December 2014, the ACC voted that it had no objection to APS implementing an APS-owned rooftop solar research and development program aimed at learning how to efficiently enable the integration of rooftop solar and battery storage with the grid.  The first stage of the program, called the "Solar Partner Program," placed 8 MW of residential rooftop solar on strategically selected distribution feeders in an effort to maximize potential system benefits, as well as made systems available to limited-income customers who could not easily install solar through transactions with third parties. The second stage of the program, which included an additional 2 MW of rooftop solar and energy storage, placed two energy storage systems sized at 2 MW on two different high solar penetration feeders to test various grid-related operation improvements and system interoperability, and was in operation by the end of 2016.  The ACC expressly reserved that any determination of prudency of the residential rooftop solar program for rate making purposes would not be made until the project was fully in service, and APS has requested cost recovery for the project in its currently pending rate case. On September 30, 2016, APS presented its preliminary findings from the residential rooftop solar program in a filing with the ACC.
On July 1, 2015, APS filed its 2016 RES Implementation Plan and proposed a RES budget of approximately $148 million. On January 12, 2016, the ACC approved APS’s plan and requested budget.
On July 1, 2016, APS filed its 2017 RES Implementation Plan and proposed a budget of approximately $150 million. APS’s budget request included additional funding to process the high volume of residential rooftop solar interconnection requests and also requested a permanent waiver of the residential distributed energy requirement for 2017 contained in the RES rules. The ACC has not yet ruled on the Company’s 2017 RES Implementation Plan.

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

On June 1, 2015, APS filed its 2016 DSM Plan requesting a budget of $68.9 million and minor modifications to its DSM portfolio to increase energy savings and cost effectiveness of the programs. On April 1, 2016, APS filed an amended 2016 DSM Plan that sought minor modifications to its existing DSM Plan and requested to continue the current DSMAC and current budget of $68.9 million. On July 12, 2016, the ACC approved APS’s amended DSM Plan and directed APS to spend up to an additional $4 million on a new residential demand response or load management program that facilitates energy storage technology. On December 5, 2016, APS filed for ACC approval of a $4 million Residential Demand Response, Energy Storage and Load Management Program.

On June 1, 2016, the Company filed its 2017 DSM Implementation Plan, in which APS proposes programs and measures that specifically focus on reducing peak demand, shifting load to off-peak periods and educating customers about strategies to manage their energy and demand.  The requested budget in the 2017 DSM Implementation Plan is $62.6 million.  On January 27, 2017, APS filed an updated and modified 2017 DSM Implementation Plan that incorporated the proposed Residential Demand Response, Energy Storage and Load Management Program and the requested budget increased to $66.6 million. The ACC has not yet ruled on the Company’s 2017 DSM Plan.

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

On November 4, 2014, the ACC staff issued a request for informal comment on a draft of possible amendments to Arizona’s Electric Utility Energy Efficiency Standards. The draft proposed substantial changes to the rules and energy efficiency standards. The ACC accepted written comments and took public comment regarding the possible amendments on December 19, 2014. On July 12, 2016, the ACC ordered that ACC staff convene a workshop within 120 days to discuss a number of issues related to the Electric Energy Efficiency Standards, including the process of determining the cost effectiveness of DSM programs and the treatment of peak demand and capacity reductions, among others. ACC staff convened the workshop on November 29, 2016 and sought public comment on potential revisions to the Electric Energy Efficiency Standards. APS cannot predict the outcome of this proceeding.

Rate Matters.  APS needs timely recovery through rates of its capital and operating expenditures to maintain its financial health.  APS’s retail rates are regulated by the ACC and its wholesale electric rates (primarily for transmission) are regulated by FERC.  See Note 3 for information on APS’s FERC rates.

On June 1, 2016, APS filed an application with the ACC for an annual increase in retail base rates of $165.9 million. This amount excludes amounts that are currently collected on customer bills through adjustor mechanisms. The application requests that some of the balances in these adjustor accounts (aggregating to approximately $267.6 million as of December 31, 2015) be transferred into base rates through the ratemaking process. This transfer would not have an incremental effect on average customer bills. The average annual customer bill impact of APS’s request is an increase of 5.74% (the average annual bill impact for a typical APS residential customer is 7.96%). See Note 3 for details regarding the principal provisions of APS's application.

APS requested that the increase become effective July 1, 2017.  On July 22, 2016, the ALJ set a procedural schedule for the rate proceeding, which supported completing the case within 12 months. The ACC staff and intervenors began filing their direct testimony in late December 2016 and additional filings of testimony are ongoing. On January 12, 2017, APS began settlement discussions with all parties.  On January 13, 2017, the ALJ hearing the case before the ACC issued a procedural order delaying hearings on the case from the originally scheduled March 22, 2017 to April 24, 2017, to allow parties to participate in settlement discussions and prepare testimony on the distributed generation ("DG") rate design issues addressed in the value and cost of DG decision described below.  According to the procedural order, settlement discussions are to be completed and, if applicable, any related settlement must be filed by March 17, 2017.  The procedural order also extended the rate case completion date as calculated by Commission rule for an additional 33 days. APS cannot predict the outcome of this case.

APS has several recovery mechanisms in place that provide more timely recovery to APS of its fuel and transmission costs, and costs associated with the promotion and implementation of its demand side management and renewable energy efforts and customer programs.  These mechanisms are described more fully in Note 3.

As part of APS’s acquisition of SCE’s interest in Four Corners Units 4 and 5, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination.  On December 22, 2015, APS and SCE agreed to terminate the Transmission Termination Agreement and allow for the Transmission Agreement to expire according to its terms, which includes settling obligations in accordance with the terms of the Transmission Agreement.  APS established a regulatory asset of $12 million in 2015 in connection with the payment required under the terms of the Transmission Agreement. On July 1, 2016, FERC issued an order denying APS’s request to recover the regulatory asset through its FERC-jurisdictional rates.  APS and SCE completed the termination of the Transmission Agreement on July 6, 2016. APS made the required payment to SCE and wrote-off the $12 million regulatory asset and charged operating revenues to reflect the effects of this order in the second quarter of 2016.  On July 29, 2016, APS filed for a rehearing with FERC. In its order denying recovery, FERC also referred to its enforcement division a question of whether the agreement between APS and SCE relating to the settlement of obligations under the

Transmission Agreement was a jurisdictional contract that should have been filed with FERC. APS cannot predict the outcome of either matter.

Net Metering.      In 2015, the ACC voted to conduct a generic evidentiary hearing on the value and cost of distributed generation to gather information that will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A hearing was held in April 2016. On October 7, 2016, an ALJ issued a recommendation in the docket concerning the value and cost of DG solar installations. On December 20, 2016, the ACC completed its open meeting to consider the recommended decision by the ALJ. After making several amendments, the ACC approved the recommended decision by a 4-1 vote. As a result of the ACC’s action, effective following APS’s pending rate case, the current net metering tariff that governs payments for energy exported to the grid from rooftop solar systems will be replaced by a more formula-driven approach that will utilize inputs from historical wholesale solar power costs and eventually an avoided cost methodology.

As amended, the decision provides that payments by utilities for energy exported to the grid from DG solar facilities will be determined using a resource comparison proxy methodology, a method that is based on the price that APS pays for utility-scale solar projects on a five year rolling average, while a forecasted avoided cost methodology is being developed.  The price established by this resource comparison proxy method will be updated annually (between rate cases) but will not be decreased by more than 10% per year. Once the avoided cost methodology is developed, the ACC will determine in APS's subsequent rate cases which method (or a combination of methods) is appropriate to determine the actual price to be paid by that utility for exported distributed energy.

In addition, the ACC made the following determinations:

•
Customers who have interconnected a DG system or submitted an application for interconnection for DG systems prior to the date new rates are effective based on APS's pending rate case will be grandfathered for a period of 20 years from the date of interconnection;

•	Customers with DG solar systems are to be considered a separate class of customers for ratemaking purposes; and

•
Once an export price is set for APS, no netting or banking of retail credits will be available for new DG customers, and the then-applicable export price will be guaranteed for new customers for a period of 10 years.

This decision of the ACC addresses policy determinations only. The decision states that its principles will be applied in future rate cases, and the policy determinations themselves may be subject to future change as are all ACC policies. The determination of the initial export energy price to be paid by APS will be made in APS’s currently pending rate case, which is scheduled for hearing by the ACC in April 2017.  APS cannot predict the outcome of this determination.

The ACC’s decision did not make any policy determinations as to any specific costs to be charged to DG solar system customers for their use of the grid. The determination of any such costs will be made in APS's future rate cases.

On January 23, 2017, The Alliance for Solar Choice ("TASC") sought rehearing of the ACC's decision regarding the value and cost of DG. TASC asserts that the ACC improperly ignored the Administrative Procedure Act, failed to give adequate notice regarding the scope of the proceedings, and relied on information that was not submitted as evidence, among other alleged defects. TASC's request for rehearing is required for

TASC to challenge this decision in court. To date, the ACC has taken no action on the rehearing request. The ACC's decision is expected to remain in effect during any legal challenge.

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

Subpoena from Arizona Corporation Commissioner Robert Burns. On August 25, 2016, Commissioner Burns, individually and not by action of the ACC as a whole, filed subpoenas in APS’s current retail rate proceeding to APS and Pinnacle West for the production of records and information relating to a range of expenditures from 2011 through 2016. The subpoenas requested information concerning marketing and advertising expenditures, charitable donations, lobbying expenses, contributions to 501(c)(3) and (c)(4) nonprofits and political contributions. The return date for the production of information was set as September 15, 2016. The subpoenas also sought testimony from Company personnel having knowledge of the material, including the Chief Executive Officer.

On September 9, 2016, APS filed with the ACC a motion to quash the subpoenas or, alternatively to stay APS's obligations to comply with the subpoenas and decline to decide APS's motion pending court proceedings. Contemporaneously with the filing of this motion, APS and Pinnacle West filed a complaint for special action and declaratory judgment in the Superior Court of Arizona for Maricopa County, seeking a declaratory judgment that Commissioner Burns’ subpoenas are contrary to law. On September 15, 2016, APS produced all non-confidential and responsive documents and offered to produce any remaining responsive documents that are confidential after an appropriate confidentiality agreement is signed.

On February 7, 2017, Commissioner Burns opened a new ACC docket and indicated that its purpose is to study and rectify problems with transparency and disclosure regarding financial contributions from regulated monopolies or other stakeholders who may appear before the ACC that may directly or indirectly benefit an ACC Commissioner, a candidate for ACC Commissioner, or key ACC staff.  As part of this docket, Commissioner Burns set March 24, 2017 as a deadline for APS to produce all information previously requested through the subpoenas.  Commissioner Burns has also scheduled a workshop in this matter for March 17, 2017.  APS and Pinnacle West cannot predict the outcome of this matter.

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

On March 29, 2016, TransCanyon entered into a strategic alliance agreement with PG&E to jointly pursue competitive transmission opportunities solicited by the CAISO, the operator for the majority of California's transmission grid. TransCanyon and PG&E intend to jointly engage in the development of future transmission infrastructure and compete to develop, build, own and operate transmission projects approved by the CAISO.

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

Electric Operating Revenues.  For the years 2014 through 2016, retail electric revenues comprised approximately 94% of our total electric operating revenues.  Our electric operating revenues are affected by customer growth or decline, variations in weather from period to period, customer mix, average usage per customer and the impacts of energy efficiency programs, distributed energy additions, electricity rates and tariffs, the recovery of PSA deferrals and the operation of other recovery mechanisms.  These revenue transactions are affected by the availability of excess generation or other energy resources and wholesale market conditions, including competition, demand and prices.

Actual and Projected Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.4% for the year ended December 31, 2016 compared with the prior year.  For the three years 2014 through 2016, APS’s customer growth averaged 1.3% per year. We currently project annual customer growth to be 1.5-2.5% for 2017 and to average in the range of 2.0-3.0% for 2017 through 2019 based on our assessment of modestly improving economic conditions in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, were flat for the year ended December 31, 2016 compared with the prior year. Improving economic conditions and customer growth and an additional day of sales due to the leap year were equally offset by energy savings driven by customer conservation, energy efficiency and distributed renewable generation initiatives.  For the three years 2014 through 2016, APS experienced annual increases in retail electricity sales averaging 0.2%, adjusted to exclude the effects of weather variations.  We currently project that annual retail electricity sales in kWh will increase in the range of 0-1.0% for 2017 and increase on average in the range of 0.5-1.5% during 2017 through 2019, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A slower recovery of the Arizona economy or acceleration of the expected effects of customer conservation, energy efficiency or distributed renewable generation initiatives could further impact these estimates.

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

Property Taxes.  Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates.  The average property tax rate in Arizona for APS, which owns essentially all of our property, was 11.2% of the assessed value for 2016, 11.0% for 2015 and 10.7% for 2014.  We expect property taxes to increase as we add new generating units and continue with improvements and expansions to our existing generating units, transmission and distribution facilities.  (See Note 3 for property tax deferrals contained in the 2012 Settlement Agreement.)

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions and non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities. The prospects for broad-based federal tax reform have increased due to the results of the 2016 elections. Any such reform may impact the Company's effective tax rate, cash taxes paid and other financial results such as earnings per share, gross revenues and cash flows. Given the number of unknown variables and the lack of detailed legislative reform language, we are unable to predict any impacts to the Company at this time.

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

Operating Results – 2016 compared with 2015.

Our consolidated net income attributable to common shareholders for the year ended December 31, 2016 was $442 million, compared with $437 million for the prior year.  The results reflect an increase of approximately $4 million for the regulated electricity segment primarily due to higher transmission revenues, higher retail revenues due to customer growth and changes in customer usage patterns and related pricing, partially offset by higher operations and maintenance expense primarily related to transmission, distribution and customer service costs.

The following table presents net income attributable to common shareholders by business segment compared with the prior year:

	Year Ended December 31,
	2016	2015	Net change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$2,407	$2,391	$16
Operations and maintenance	(906)	(868)	(38)
Depreciation and amortization	(485)	(494)	9
Taxes other than income taxes	(166)	(172)	6
All other income and expenses, net	35	19	16
Interest charges, net of allowance for borrowed funds used during construction	(186)	(179)	(7)
Income taxes	(237)	(239)	2
Less income related to noncontrolling interests (Note 18)	(19)	(19)	—
Regulated electricity segment income	443	439	4
All other	(1)	(2)	1
Net Income Attributable to Common Shareholders	$442	$437	$5

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $16 million higher for the year ended December 31, 2016 compared with the prior year.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Lost fixed cost recovery	$17	$—	$17
Effects of weather	6	2	4
Transmission revenues (Note 3):
Higher transmission revenues	27	—	27
FERC disallowance	(12)	—	(12)
Higher retail revenues due to changes in customer usage patterns and related pricing	10	—	10
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(15)	(17)	2
Palo Verde system benefits charge (offset in depreciation and amortization, see Note 3)	(14)	—	(14)
Lower demand side management regulatory surcharges and renewable energy regulatory surcharges and purchased power partially offset in operations and maintenance costs	(16)	(1)	(15)
Miscellaneous items, net	(6)	(3)	(3)
Total	$(3)	$(19)	$16

Operations and maintenance.  Operations and maintenance expenses increased $38 million for the year ended December 31, 2016 compared with the prior year primarily because of:

•	An increase of $16 million for transmission, distribution, and customer service costs primarily related to increased maintenance costs and implementation of new systems;

•	An increase of $9 million primarily for costs to support the company's positions on a solar net metering ballot initiative in Arizona and increased political participation costs;

•	An increase of $8 million in fossil generation costs primarily related to $33 million in higher planned outage costs, partially offset by $25 million of lower other fossil operating costs;

•	An increase of $7 million for costs related to legal, regulatory, information systems and other corporate support;

•	An increase of $5 million for employee benefit costs primarily related to increased pension, medical claims and other benefit costs;

•	An increase of $5 million related to higher nuclear generation costs;

•
An offsetting decrease of $13 million related to costs for demand-side management, renewable energy and similar regulatory programs, which is partially offset in operating revenues and purchased power; and

•	An increase of $1 million related to miscellaneous other factors.

Additionally, stock compensation costs were flat compared to the prior year as a $12 million increase in costs was offset by a one-time $12 million reduction for the adoption of new stock compensation guidance (See Notes 2 and 15);

Depreciation and amortization.  Depreciation and amortization expenses were $9 million lower for the year ended December 31, 2016 compared with the prior year primarily related to:

•	A decrease of $20 million related to the regulatory treatment of the Palo Verde sale leaseback lease extension;

•	A decrease of $14 million due to lower Palo Verde decommissioning expense recovered through the system benefits charge (offset in operating revenues); and

•	An increase of $25 million due to increased plant in service.

Taxes other than income taxes.  Taxes other than income taxes were $6 million lower for the year ended December 31, 2016 compared with the prior year primarily due to lower assessed values resulting from a lower Arizona statutory rate, partially offset by higher property tax rates.

All other income and expenses, net.  All other income and expenses, net, were $16 million higher for the year ended December 31, 2016 compared with the prior year primarily due to higher allowance for equity funds used during construction and the gain on sale of a transmission line.

Interest charges, net of allowance for borrowed funds used during construction.  Interest charges, net of allowance for borrowed funds used during construction, increased $7 million for the year ended December 31, 2016 compared with the prior year, primarily because of higher debt balances in the current year.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At December 31, 2016, APS’s common equity ratio, as defined, was 54%.  Its total shareholder equity was approximately $4.9 billion, and total capitalization was approximately $9.1 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $3.6 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Many of APS’s current capital expenditure projects qualify for bonus depreciation. On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016 (H.R. 2029), which contained an extension of bonus depreciation through 2019.  Enactment of this legislation is expected to generate approximately $300-$350 million of cash tax benefits over the next three years, which is expected to be fully realized by APS and Pinnacle West during this time frame.  The cash generated by the extension of bonus depreciation is an acceleration of the tax benefits that APS would have otherwise received over 20 years and reduces rate base for ratemaking purposes.  At Pinnacle West Consolidated, the extension of bonus depreciation will, in turn, delay until 2019 full cash realization of approximately $98 million of currently unrealized Investment Tax Credits, which are recorded as a deferred tax asset on the Condensed Consolidated Balance Sheet as of December 31, 2016.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

Pinnacle West Consolidated

	2016	2015	2014
Net cash flow provided by operating activities	$1,023	$1,094	$1,100
Net cash flow used for investing activities	(1,252)	(1,066)	(923)
Net cash flow provided by (used for) financing activities	198	4	(179)
Net increase (decrease) in cash and cash equivalents	$(31)	$32	$(2)

Arizona Public Service Company

	2016	2015	2014
Net cash flow provided by operating activities	$1,010	$1,100	$1,124
Net cash flow used for investing activities	(1,219)	(1,060)	(922)
Net cash flow used for financing activities	196	(22)	(201)
Net increase (decrease) in cash and cash equivalents	$(13)	$18	$1

 Operating Cash Flows

2016 Compared with 2015. Pinnacle West’s consolidated net cash provided by operating activities was $1,023 million in 2016 compared to $1,094 million in 2015. The decrease of $71 million in net cash provided is primarily due to higher operations and maintenance costs.

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

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 116% funded as of January 1, 2016 and 115% as of January 1, 2017.  Under GAAP, the qualified pension plan was 88% funded as of January 1, 2016 and January 1, 2017. See Note 7 for additional details. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have made voluntary contributions to our pension plan of $100 million in 2016, $100 million in 2015 and $175 million in 2014. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $300 million during the 2017-2019 period. With regard to our contributions to our other postretirement benefit plans, we made a contribution of approximately $1 million in each of 2016, 2015 and 2014. We expect to make contributions of less than $1 million in total for the next three years to our other postretirement benefit plans.

Investing Cash Flows

2016 Compared with 2015. Pinnacle West’s consolidated net cash used for investing activities was $1,252 million in 2016, compared to $1,066 million in 2015. The increase of $186 million in net cash used primarily related to increased capital expenditures.

2015 Compared with 2014. Pinnacle West’s consolidated net cash used for investing activities was $1,066 million in 2015, compared to $923 million in 2014, an increase of $143 million in net cash used primarily related to increased capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2017	2018	2019
APS
Generation:
Nuclear Fuel	$69	$71	$65
Renewables	4	1	—
Environmental	195	105	61
New Gas Generation	237	119	8
Other Generation	150	213	149
Distribution	402	406	480
Transmission	206	137	150
Other (a)	74	72	81
Total APS	$1,337	$1,124	$994

 (a)         Primarily information systems and facilities projects.

Generation capital expenditures are comprised of various improvements to APS’s existing fossil, renewable and nuclear plants.  Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment.  We have not included estimated costs for Cholla's compliance with EPA’s regional haze rule since we have challenged the rule judicially and we have proposed a compromise strategy to EPA, which would allow us to avoid expenditures related to environmental control equipment. (See Note 10 for details regarding the status of the final rule for Cholla and a related executive memorandum.) We are monitoring the status of other environmental matters, which, depending on their final outcome, could require modification to our planned environmental expenditures.

On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. On December 29, 2015, NTEC notified APS of its intent to exercise its option to purchase the 7% interest in July 2017. 4CA purchased the El Paso interest on July 6, 2016. The table above does not include capital expenditures related to 4CA's interest in Four Corners Units 4 and 5 of approximately $27 million in 2017, $15 million in 2018 and $6 million in 2019, which will be assumed by the ultimate owner of the 7% interest.

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

Financing Cash Flows and Liquidity

2016 Compared with 2015. Pinnacle West’s consolidated net cash provided by financing activities was $198 million in 2016, compared to $4 million in 2015, an increase of $194 million in net cash provided.  The increase in net cash provided by financing activities is primarily due to a $325 million net increase in short-term borrowings and $45 million in lower long-term debt repayments partially offset by $149 million lower issuances of long-term debt through December 31, 2016 (see below).

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

Significant Financing Activities.  On December 21, 2016, the Pinnacle West Board of Directors declared a dividend of $0.655 per share of common stock, payable on March 1, 2017 to shareholders of record on February 1, 2017. During 2016, Pinnacle West increased its indicated annual dividend from $2.50 per share to $2.62 per share. For the year ended December 31, 2016, Pinnacle West's total dividends paid per share of common stock were $2.53 per share, which resulted in dividend payments of $274 million.

On December 27, 2016, Pinnacle West infused cash to APS of $42 million. APS used these funds to repay commercial paper borrowings.

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

On August 1, 2016, APS repaid at maturity APS's $250 million aggregate principal amount of 6.25% senior notes due August 1, 2016.

On September 20, 2016, APS issued $250 million of 2.55% unsecured senior notes that mature on September 15, 2026. The net proceeds from the sale were used to repay commercial paper borrowings and replenish cash temporarily used in connection with the payment at maturity of our $250 million aggregate principal amount of 6.25% Notes due August 1, 2016.

On September 20, 2016, APS redeemed at par and canceled all $27 million of the Coconino County Arizona Pollution Control Corporation Revenue Refunding Bonds (Arizona Public Service Company Navajo Project), 2009 Series B.

On December 6, 2016, APS redeemed at par and canceled all $17 million of the Coconino County Arizona Pollution Control Corporation Revenue Bonds (Arizona Public Service Company Project), Series 1998.

Available Credit Facilities. Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

During the first quarter of 2016, APS increased its commercial paper program from $250 million to $500 million.

On May 13, 2016, Pinnacle West replaced its $200 million revolving credit facility that would have matured in May 2019, with a new $200 million facility that matures in May 2021. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At December 31, 2016, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $1.7 million in commercial paper borrowings.

On May 13, 2016, APS replaced its $500 million revolving credit facility that would have matured in May 2019, with a new $500 million facility that matures in May 2021.

On August 31, 2016, PNW entered into a $75 million 364-day unsecured revolving credit facility that matures in August 2017. PNW will use the new facility to fund or otherwise support obligations related to 4CA, and borrowings under the facility will bear interest at LIBOR plus 0.80% per annum. At December 31, 2016, Pinnacle West had $40 million outstanding under the facility.

At December 31, 2016, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in September 2020 and the $500 million facility that matures in May 2021.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At December 31, 2016, APS had $135.5 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

 See "Financial Assurances" in Note 10 for a discussion of APS’s separate outstanding letters of credit.
Other Financing Matters.  See Note 16 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At December 31, 2016, the ratio was approximately 48% for Pinnacle West and 47% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of February 17, 2017 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	A3	A-	A-
Commercial paper	P-2	A-2	F2
Outlook	Stable	Stable	Stable

APS
Corporate credit rating	A2	A-	A-
Senior unsecured	A2	A-	A
Commercial paper	P-1	A-2	F2
Outlook	Stable	Stable	Stable

Off-Balance Sheet Arrangements

See Note 18 for a discussion of the impacts on our financial statements of consolidating certain VIEs.

Contractual Obligations

The following table summarizes Pinnacle West’s consolidated contractual requirements as of December 31, 2016 (dollars in millions):

	2017	2018- 2019	2020- 2021	Thereafter	Total
Long-term debt payments, including interest: (a)
APS	$187	$1,033	$523	$5,248	$6,991
Pinnacle West	127	—	—	—	127
Total long-term debt payments, including interest	314	1,033	523	5,248	7,118
Short-term debt payments, including interest (b)	177	—	—	—	177
Fuel and purchased power commitments (c)	617	1,135	1,033	7,127	9,912
Renewable energy credits (d)	40	80	80	420	620
Purchase obligations (e)	360	200	16	212	788
Coal reclamation	18	40	46	258	362
Nuclear decommissioning funding requirements	2	4	4	58	68
Noncontrolling interests (f)	23	46	46	204	319
Operating lease payments	12	20	13	60	105
Total contractual commitments	$1,563	$2,558	$1,761	$13,587	$19,469

(a)
The long-term debt matures at various dates through 2046 and bears interest principally at fixed rates.  Interest on variable-rate long-term debt is determined by using average rates at December 31, 2016 (see Note 6).

(b)	See Note 5 - Lines of credit and short-term borrowings for further details.

(c)	Our fuel and purchased power commitments include purchases of coal, electricity, natural gas, renewable energy, nuclear fuel, and natural gas transportation (see Notes 3 and 10).

(d)	Contracts to purchase renewable energy credits in compliance with the RES (see Note 3).

(e)	These contractual obligations include commitments for capital expenditures and other obligations.

(f)	Payments to the noncontrolling interests relate to the Palo Verde Sale Leaseback (see Note 18).

This table excludes $36 million in unrecognized tax benefits because the timing of the future cash outflows is uncertain.  Estimated minimum required pension contributions are zero for 2017, 2018 and 2019 (see Note 7).

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

Regulatory Accounting

Regulatory accounting allows for the actions of regulators, such as the ACC and FERC, to be reflected in our financial statements.  Their actions may cause us to capitalize costs that would otherwise be included as an expense in the current period by unregulated companies.  Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates.  Regulatory liabilities generally represent expected future costs that have already been collected from customers.  Management continually assesses whether our regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes and recent rate orders to other regulated entities in the same jurisdiction.  This determination reflects the current political and regulatory climate in Arizona and is subject to change in the future.  If future recovery of costs ceases to be probable, the assets would be written off as a charge in current period earnings.  We had $1,420 million of regulatory assets and $1,049 million of regulatory liabilities on the Consolidated Balance Sheets at December 31, 2016.

Included in the balance of regulatory assets at December 31, 2016 is a regulatory asset of $711 million for pension benefits.  This regulatory asset represents the future recovery of these costs through retail rates as these amounts are charged to earnings.  If all or a portion of these costs are disallowed by the ACC, this regulatory asset would be charged to OCI and result in lower future earnings.

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

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2016 reported pension liability on the Consolidated Balance Sheets and our 2016 reported pension expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
Actuarial Assumption (a)	Impact on Pension Liability	Impact on Pension Expense
Discount rate:
Increase 1%	$(344)	$(12)
Decrease 1%	418	15
Expected long-term rate of return on plan assets:
Increase 1%	—	(12)
Decrease 1%	—	12

(a)	Each fluctuation assumes that the other assumptions of the calculation are held constant while the rates are changed by one percentage point.

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2016 other postretirement benefit obligation and our 2016 reported other postretirement benefit expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
Actuarial Assumption (a)	Impact on Other Postretirement Benefit Obligation	Impact on Other Postretirement Benefit Expense
Discount rate:
Increase 1%	$(91)	$(3)
Decrease 1%	116	5
Healthcare cost trend rate (b):
Increase 1%	108	8
Decrease 1%	(87)	(5)
Expected long-term rate of return on plan assets – pretax:
Increase 1%	—	(4)
Decrease 1%	—	4

(a)	Each fluctuation assumes that the other assumptions of the calculation are held constant while the rates are changed by one percentage point.

(b)	This assumes a 1% change in the initial and ultimate healthcare cost trend rate.

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

OTHER ACCOUNTING MATTERS

During the fourth quarter of 2016, we early adopted a new accounting standard relating to stock-based compensation; see Notes 2 and 15 for discussion of how this standard impacted our financial statements and results of operations.

We are currently evaluating the impacts of the pending adoption of new accounting standards relating to revenue recognition, leases, financial instruments and the definition of a business. See Note 2 for information relating to these accounting matters.

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

The tables below present contractual balances of our consolidated long-term and short-term debt at the expected maturity dates, as well as the fair value of those instruments on December 31, 2016 and 2015.  The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2016 and 2015 (dollars in millions):

Pinnacle West – Consolidated

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2016	Rates	Amount	Rates	Amount	Rates	Amount
2017	1.01%	$177	1.52%	$125	—%	$—
2018	—	—	1.37%	50	1.75%	32
2019	—	—	1.46%	100	8.75%	500
2020	—	—	—	—	2.20%	250
2021	—	—	—	—	—	—
Years thereafter	—	—	0.81%	36	4.37%	3,090
Total		$177		$311		$3,872
Fair value		$177		$311		$4,115

	Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest
2015	Rates	Amount	Rates	Amount
2016	0.01%	$44	6.15%	$314
2017	1.17%	125	—	—
2018	1.02%	50	1.75%	32
2019	—	—	8.75%	500
2020	—	—	2.20%	250
Years thereafter	0.23%	49	4.64%	2,490
Total		$268		$3,586
Fair value		$268		$3,839

The tables below present contractual balances of APS’s long-term debt at the expected maturity dates, as well as the fair value of those instruments on December 31, 2016 and 2015.  The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2016 and 2015 (dollars in millions):

APS — Consolidated

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2016	Rates	Amount	Rates	Amount	Rates	Amount
2017	0.88%	$135	—%	$—	—%	$—
2018	—	—	1.37%	50	1.75%	32
2019	—	—	1.46%	100	8.75%	500
2020	—	—	—	—	2.20%	250
2021	—	—	—	—	—	—
Years thereafter	—	—	0.81%	36	4.37%	3,090
Total		$135		$186		$3,872
Fair value		$135		$186		$4,115

	Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest
2015	Rates	Amount	Rates	Amount
2016	0.01%	$44	6.15%	$314
2017	—	—	—	—
2018	1.02%	50	1.75%	32
2019	—	—	8.75%	500
2020	—	—	2.20%	250
Years thereafter	0.23%	49	4.64%	2,490
Total		$143		$3,586
Fair value		$143		$3,839

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

The following table shows the net pretax changes in mark-to-market of our derivative positions in 2016 and 2015 (dollars in millions):

	2016	2015
Mark-to-market of net positions at beginning of year	$(154)	$(115)
Decrease (Increase) in regulatory asset	101	(44)
Recognized in OCI:
Change in mark-to-market losses for future deliveries	—	(1)
Mark-to-market losses realized during the period	4	6
Change in valuation techniques	—	—
Mark-to-market of net positions at end of year	$(49)	$(154)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at December 31, 2016 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements,” for more discussion of our valuation methods.

Source of Fair Value	2017	2018	2019	2020	Total fair value
Observable prices provided by other external sources	$7	$(4)	$(4)	$—	$(1)
Prices based on unobservable inputs	(9)	(20)	(16)	(3)	(48)
Total by maturity	$(2)	$(24)	$(20)	$(3)	$(49)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Consolidated Balance Sheets at December 31, 2016 and 2015 (dollars in millions):

	December 31, 2016 Gain (Loss)		December 31, 2015 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) or OCI (a)
Electricity	$2	$(2)	$2	$(2)
Natural gas	46	(46)	35	(35)
Total	$48	$(48)	$37	$(37)

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(PINNACLE WEST CAPITAL CORPORATION)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Pinnacle West.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.  The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s consolidated financial statements.

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pinnacle West Capital Corporation
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedules listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle West Capital Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
February 24, 2017

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014

OPERATING REVENUES	$3,498,682	$3,495,443	$3,491,632
OPERATING EXPENSES
Fuel and purchased power	1,075,510	1,101,298	1,179,829
Operations and maintenance	911,319	868,377	908,025
Depreciation and amortization	485,829	494,422	417,358
Taxes other than income taxes	166,499	171,812	172,295
Other expenses	3,541	4,932	2,883
Total	2,642,698	2,640,841	2,680,390
OPERATING INCOME	855,984	854,602	811,242
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction (Note 1)	42,140	35,215	30,790
Other income (Note 17)	901	621	9,608
Other expense (Note 17)	(15,337)	(17,823)	(21,746)
Total	27,704	18,013	18,652
INTEREST EXPENSE
Interest charges	205,720	194,964	200,950
Allowance for borrowed funds used during construction (Note 1)	(19,970)	(16,259)	(15,457)
Total	185,750	178,705	185,493
INCOME BEFORE INCOME TAXES	697,938	693,910	644,401
INCOME TAXES (Note 4)	236,411	237,720	220,705
NET INCOME	461,527	456,190	423,696
Less: Net income attributable to noncontrolling interests (Note 18)	19,493	18,933	26,101
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$442,034	$437,257	$397,595

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	111,409	111,026	110,626
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	112,046	111,552	111,178

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$3.97	$3.94	$3.59
Net income attributable to common shareholders — diluted	$3.95	$3.92	$3.58

 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014

NET INCOME	$461,527	$456,190	$423,696

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax (expense) of $(585), $(342), and $(438) (Note 16)	(538)	(957)	(810)
Reclassification of net realized loss, net of tax benefit of $985, $1,801 and $7,932 (Note 16)	2,941	4,187	13,483
Pension and other postretirement benefits activity, net of tax benefit (expense) of $633, $(13,302), and $1,307 (Note 7)	(1,477)	20,163	(2,761)
Total other comprehensive income	926	23,393	9,912

COMPREHENSIVE INCOME	462,453	479,583	433,608
Less: Comprehensive income attributable to noncontrolling interests	19,493	18,933	26,101

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$442,960	$460,650	$407,507

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,881	$39,488
Customer and other receivables	250,491	274,691
Accrued unbilled revenues	107,949	96,240
Allowance for doubtful accounts	(3,037)	(3,125)
Materials and supplies (at average cost)	253,979	234,234
Fossil fuel (at average cost)	28,608	45,697
Income tax receivable (Note 4)	3,751	589
Assets from risk management activities (Note 16)	19,694	15,905
Deferred fuel and purchased power regulatory asset (Note 3)	12,465	—
Other regulatory assets (Note 3)	94,410	149,555
Other current assets	45,028	37,242
Total current assets	822,219	890,516
INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 16)	1	12,106
Nuclear decommissioning trust (Notes 13 and 19)	779,586	735,196
Other assets	69,063	52,518
Total investments and other assets	848,650	799,820
PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6 and 9)
Plant in service and held for future use	17,341,888	16,222,232
Accumulated depreciation and amortization	(5,970,100)	(5,594,094)
Net	11,371,788	10,628,138
Construction work in progress	1,019,947	816,307
Palo Verde sale leaseback, net of accumulated depreciation of $237,535 and $233,665 (Note 18)	113,515	117,385
Intangible assets, net of accumulated amortization of $603,637 and $546,038	90,022	123,975
Nuclear fuel, net of accumulated amortization of $147,202 and $146,228	119,004	123,139
Total property, plant and equipment	12,714,276	11,808,944
DEFERRED DEBITS
Regulatory assets (Notes 1, 3 and 4)	1,313,428	1,214,146
Assets for other postretirement benefits (Note 7)	166,206	185,997
Other	139,474	128,835
Total deferred debits	1,619,108	1,528,978
TOTAL ASSETS	$16,004,253	$15,028,258

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2016	2015
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$264,631	$297,480
Accrued taxes (Note 4)	138,964	138,600
Accrued interest	52,835	56,305
Common dividends payable	72,926	69,363
Short-term borrowings (Note 5)	177,200	—
Current maturities of long-term debt (Note 6)	125,000	357,580
Customer deposits	82,520	73,073
Liabilities from risk management activities (Note 16)	25,836	77,716
Liabilities for asset retirements (Note 11)	9,135	28,573
Deferred fuel and purchased power regulatory liability (Note 3)	—	9,688
Other regulatory liabilities (Note 3)	99,899	136,078
Other current liabilities	244,000	197,861
Total current liabilities	1,292,946	1,442,317
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 6)	4,021,785	3,462,391
DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 4)	2,945,232	2,723,425
Regulatory liabilities (Notes 1, 3, 4 and 7)	948,916	994,152
Liabilities for asset retirements (Note 11)	615,340	415,003
Liabilities for pension benefits (Note 7)	509,310	480,998
Liabilities from risk management activities (Note 16)	47,238	89,973
Customer advances	88,672	115,609
Coal mine reclamation	221,910	201,984
Deferred investment tax credit	210,162	187,080
Unrecognized tax benefits (Note 4)	10,046	9,524
Other	156,784	186,345
Total deferred credits and other	5,753,610	5,404,093
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 111,392,053 and 111,095,402 issued at respective dates	2,596,030	2,541,668
Treasury stock at cost; 55,317 shares at end of 2016 and 115,030 shares at end of 2015	(4,133)	(5,806)
Total common stock	2,591,897	2,535,862
Retained earnings	2,255,547	2,092,803
Accumulated other comprehensive loss:
Pension and other postretirement benefits (Note 7)	(39,070)	(37,593)
Derivative instruments (Note 16)	(4,752)	(7,155)
Total accumulated other comprehensive loss	(43,822)	(44,748)
Total shareholders’ equity	4,803,622	4,583,917
Noncontrolling interests (Note 18)	132,290	135,540
Total equity	4,935,912	4,719,457
TOTAL LIABILITIES AND EQUITY	$16,004,253	$15,028,258
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$461,527	$456,190	$423,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	565,011	571,664	496,487
Deferred fuel and purchased power	(60,303)	14,997	(26,927)
Deferred fuel and purchased power amortization	38,152	1,617	40,757
Allowance for equity funds used during construction	(42,140)	(35,215)	(30,790)
Deferred income taxes	206,870	236,819	159,023
Deferred investment tax credit	23,082	8,473	26,246
Change in derivative instruments fair value	(403)	(381)	339
Stock compensation	18,883	18,756	33,059
Changes in current assets and liabilities:
Customer and other receivables	(2,489)	(22,219)	(52,672)
Accrued unbilled revenues	(11,709)	4,293	(3,737)
Materials, supplies and fossil fuel	(1,491)	(23,945)	3,724
Income tax receivable	(3,162)	2,509	132,419
Other current assets	(23,324)	3,145	4,384
Accounts payable	(66,917)	(34,266)	(353)
Accrued taxes	447	(2,013)	9,615
Other current liabilities	29,594	603	17,892
Change in margin and collateral accounts — assets	673	(324)	(343)
Change in margin and collateral accounts — liabilities	17,735	22,776	(24,975)
Change in unrecognized tax benefits	1,628	(10,328)	2,778
Change in long-term regulatory liabilities	14,682	(20,535)	59,618
Change in other long-term assets	(60,163)	2,426	(56,561)
Change in other long-term liabilities	(82,793)	(100,715)	(114,052)
Net cash flow provided by operating activities	1,023,390	1,094,327	1,099,627
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,275,472)	(1,076,087)	(910,634)
Contributions in aid of construction	64,296	46,546	20,325
Allowance for borrowed funds used during construction	(19,970)	(16,259)	(15,457)
Proceeds from nuclear decommissioning trust sales	633,410	478,813	356,195
Investment in nuclear decommissioning trust	(635,691)	(496,062)	(373,444)
Other	(18,651)	(3,184)	347
Net cash flow used for investing activities	(1,252,078)	(1,066,233)	(922,668)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	693,151	842,415	731,126
Repayment of long-term debt	(370,430)	(415,570)	(652,578)
Short-term borrowings and payments — net	137,200	(147,400)	(5,725)
Short-term debt borrowings under revolving credit facility	40,000	—	—
Dividends paid on common stock	(274,229)	(260,027)	(246,671)
Common stock equity issuance and purchases - net	(4,867)	19,373	15,288
Distributions to noncontrolling interests	(22,744)	(35,002)	(20,482)
Other	—	1	161
Net cash flow provided by (used for) financing activities	198,081	3,790	(178,881)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,607)	31,884	(1,922)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	39,488	7,604	9,526
CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,881	$39,488	$7,604

 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except per share amounts)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	110,280,703	$2,491,558	(98,944)	$(4,308)	$1,785,273	$(78,053)	$145,990	$4,340,460

Net income		—		—	397,595	—	26,101	423,696
Other comprehensive income		—		—	—	9,912	—	9,912
Dividends on common stock ($2.33 per share)		—		—	(256,803)	—	—	(256,803)
Issuance of common stock	369,059	21,412		—	—	—	—	21,412
Purchase of treasury stock (a)		—	(139,746)	(7,893)	—	—	—	(7,893)
Reissuance of treasury stock for stock-based compensation and other		—	160,290	8,800	—	—	—	8,800
Net capital activities by noncontrolling interests		—		—	—	—	(20,482)	(20,482)
Balance, December 31, 2014	110,649,762	2,512,970	(78,400)	(3,401)	1,926,065	(68,141)	151,609	4,519,102

Net income		—		—	437,257	—	18,933	456,190
Other comprehensive income		—		—	—	23,393	—	23,393
Dividends on common stock ($2.44 per share)		—		—	(270,519)	—	—	(270,519)
Issuance of common stock	445,640	28,698		—	—	—	—	28,698
Purchase of treasury stock (a)		—	(154,751)	(10,136)	—	—	—	(10,136)
Reissuance of treasury stock for stock-based compensation and other		—	118,121	7,731	—	—	—	7,731
Net capital activities by noncontrolling interests		—		—	—	—	(35,002)	(35,002)
Balance, December 31, 2015	111,095,402	2,541,668	(115,030)	(5,806)	2,092,803	(44,748)	135,540	4,719,457

Net income		—		—	442,034	—	19,493	461,527
Other comprehensive income		—		—	—	926	—	926
Dividends on common stock ($2.56 per share)		—		—	(284,765)	—	—	(284,765)
Issuance of common stock	296,651	13,982		—	—	—	—	13,982
Purchase of treasury stock (a)		—	(128,105)	(9,087)	—	—	—	(9,087)
Reissuance of treasury stock for stock-based compensation and other		—	187,818	10,760	—	—	—	10,760
Stock compensation cumulative effect adjustments (See Note 2)		40,380		—	5,475	—	—	45,855
Net capital activities by noncontrolling interests		—		—	—	—	(22,743)	(22,743)
Balance, December 31, 2016	111,392,053	$2,596,030	(55,317)	$(4,133)	$2,255,547	$(43,822)	$132,290	$4,935,912
(a)    Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(ARIZONA PUBLIC SERVICE COMPANY)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for APS.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.  The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s financial statements.

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Arizona Public Service Company
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Arizona Public Service Company and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arizona Public Service Company and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
February 24, 2017

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014

ELECTRIC OPERATING REVENUES	$3,489,754	$3,492,357	$3,488,946

OPERATING EXPENSES
Fuel and purchased power	1,082,625	1,101,298	1,179,829
Operations and maintenance	879,108	853,135	882,442
Depreciation and amortization	484,909	494,298	417,264
Income taxes (Note 4)	259,353	260,143	245,036
Taxes other than income taxes	165,779	171,499	171,583
Total	2,871,774	2,880,373	2,896,154
OPERATING INCOME	617,980	611,984	592,792

OTHER INCOME (DEDUCTIONS)
Income taxes (Note 4)	13,511	14,302	7,676
Allowance for equity funds used during construction (Note 1)	42,140	35,215	30,790
Other income (Note 17)	8,607	2,834	11,295
Other expense (Note 17)	(17,514)	(19,019)	(13,403)
Total	46,744	33,332	36,358

INTEREST EXPENSE
Interest on long-term debt	189,828	180,123	186,323
Interest on short-term borrowings	7,983	7,376	6,796
Debt discount, premium and expense	4,760	4,793	4,168
Allowance for borrowed funds used during construction (Note 1)	(19,481)	(16,183)	(15,457)
Total	183,090	176,109	181,830

NET INCOME	481,634	469,207	447,320

Less: Net income attributable to noncontrolling interests (Note 18)	19,493	18,933	26,101

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$462,141	$450,274	$421,219

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014

NET INCOME	$481,634	$469,207	$447,320

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax (expense) of $(585), $(342), and $(438) (Note 16)	(538)	(957)	(809)
Reclassification of net realized loss, net of tax benefit of $985, $1,801, and $7,932 (Note 16)	2,941	4,187	13,483
Pension and other postretirement benefits activity, net of tax (expense) benefit of $293, $(11,776), and $4,655 (Note 7)	(729)	18,006	(7,635)
Total other comprehensive income	1,674	21,236	5,039

COMPREHENSIVE INCOME	483,308	490,443	452,359
Less: Comprehensive income attributable to noncontrolling interests	19,493	18,933	26,101

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$463,815	$471,510	$426,258

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2016	2015
ASSETS
PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6 and 9)
Plant in service and held for future use	$17,228,787	$16,218,724
Accumulated depreciation and amortization	(5,881,941)	(5,590,937)
Net	11,346,846	10,627,787
Construction work in progress	989,497	812,845
Palo Verde sale leaseback, net of accumulated depreciation of $237,535 and $233,665 (Note 18)	113,515	117,385
Intangible assets, net of accumulated amortization of $603,637 and $546,038	89,868	123,820
Nuclear fuel, net of accumulated amortization of $147,202 and $146,228	119,004	123,139
Total property, plant and equipment	12,658,730	11,804,976
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 13 and 19)	779,586	735,196
Assets from risk management activities (Note 16)	1	12,106
Other assets	48,320	34,455
Total investments and other assets	827,907	781,757
CURRENT ASSETS
Cash and cash equivalents	8,840	22,056
Customer and other receivables	262,611	274,428
Accrued unbilled revenues	107,949	96,240
Allowance for doubtful accounts	(3,037)	(3,125)
Materials and supplies (at average cost)	252,777	234,234
Fossil fuel (at average cost)	28,608	45,697
Income tax receivable	11,174	—
Assets from risk management activities (Note 16)	19,694	15,905
Deferred fuel and purchased power regulatory asset (Note 3)	12,465	—
Other regulatory assets (Note 3)	94,410	149,555
Other current assets	41,849	35,765
Total current assets	837,340	870,755
DEFERRED DEBITS
Regulatory assets (Notes 1, 3, and 4)	1,313,428	1,214,146
Assets for other postretirement benefits (Note 7)	162,911	182,625
Other	130,859	127,923
Total deferred debits	1,607,198	1,524,694
TOTAL ASSETS	$15,931,175	$14,982,182

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2016	2015
LIABILITIES AND EQUITY
CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,421,696	2,379,696
Retained earnings	2,331,245	2,148,493
Accumulated other comprehensive (loss):
Pension and other postretirement benefits (Note 7)	(20,671)	(19,942)
Derivative instruments (Note 16)	(4,752)	(7,155)
Total accumulated other comprehensive loss	(25,423)	(27,097)
Total shareholder equity	4,905,680	4,679,254
Noncontrolling interests (Note 18)	132,290	135,540
Total equity	5,037,970	4,814,794
Long-term debt less current maturities (Note 6)	4,021,785	3,337,391
Total capitalization	9,059,755	8,152,185
CURRENT LIABILITIES
Short-term borrowings (Note 5)	135,500	—
Current maturities of long-term debt (Note 6)	—	357,580
Accounts payable	259,161	291,574
Accrued taxes (Note 4)	130,576	144,488
Accrued interest	52,525	56,003
Common dividends payable	72,900	69,400
Customer deposits	82,520	73,073
Liabilities from risk management activities (Note 16)	25,836	77,716
Liabilities for asset retirements (Note 11)	8,703	28,573
Deferred fuel and purchased power regulatory liability (Note 3)	—	9,688
Other regulatory liabilities (Note 3)	99,899	136,078
Other current liabilities	226,417	180,535
Total current liabilities	1,094,037	1,424,708
DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 4)	2,999,295	2,764,489
Regulatory liabilities (Notes 1, 3, and 4)	948,916	994,152
Liabilities for asset retirements (Note 11)	607,234	415,003
Liabilities for pension benefits (Note 7)	488,253	459,065
Liabilities from risk management activities (Note 16)	47,238	89,973
Customer advances	88,672	115,609
Coal mine reclamation	206,645	201,984
Deferred investment tax credit	210,162	187,080
Unrecognized tax benefits (Note 4)	37,408	35,251
Other	143,560	142,683
Total deferred credits and other	5,777,383	5,405,289
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
TOTAL LIABILITIES AND EQUITY	$15,931,175	$14,982,182
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$481,634	$469,207	$447,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	564,091	571,540	496,393
Deferred fuel and purchased power	(60,303)	14,997	(26,927)
Deferred fuel and purchased power amortization	38,152	1,617	40,757
Allowance for equity funds used during construction	(42,140)	(35,215)	(30,790)
Deferred income taxes	221,167	223,069	155,401
Deferred investment tax credit	23,082	8,473	26,246
Change in derivative instruments fair value	(403)	(381)	339
Changes in current assets and liabilities:
Customer and other receivables	(1,601)	(21,040)	(52,466)
Accrued unbilled revenues	(11,709)	4,293	(3,737)
Materials, supplies and fossil fuel	(1,454)	(23,945)	3,724
Income tax receivable	(14,567)	—	135,179
Other current assets	(21,640)	4,498	3,766
Accounts payable	(67,543)	(34,891)	(2,355)
Accrued taxes	(13,912)	13,378	8,650
Other current liabilities	5,097	(3,718)	33,970
Change in margin and collateral accounts — assets	673	(324)	(343)
Change in margin and collateral accounts — liabilities	17,735	22,776	(24,975)
Change in long-term regulatory liabilities	14,682	(20,535)	59,618
Change in unrecognized tax benefits	1,628	(10,328)	2,778
Change in other long-term assets	(45,866)	(813)	(62,739)
Change in other long-term liabilities	(76,855)	(82,628)	(85,642)
Net cash flow provided by operating activities	1,009,948	1,100,030	1,124,167
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,248,010)	(1,072,053)	(910,084)
Contributions in aid of construction	64,296	46,546	20,325
Allowance for borrowed funds used during construction	(19,481)	(16,183)	(15,457)
Proceeds from nuclear decommissioning trust sales	633,410	478,813	356,195
Investment in nuclear decommissioning trust	(635,691)	(496,062)	(373,444)
Other	(13,865)	(1,093)	347
Net cash flow used for investing activities	(1,219,341)	(1,060,032)	(922,118)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	693,151	842,415	606,126
Repayment of long-term debt	(370,430)	(415,570)	(527,578)
Short-term borrowings and payments — net	135,500	(147,400)	(5,725)
Dividends paid on common stock	(281,300)	(266,900)	(253,600)
Equity infusion from Pinnacle West	42,000	—	—
Noncontrolling interests	(22,744)	(35,002)	(20,482)
Net cash flow provided by (used for) financing activities	196,177	(22,457)	(201,259)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,216)	17,541	790
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22,056	4,515	3,725
CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,840	$22,056	$4,515
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes, net of refunds	$26,864	$14,831	$(86,054)
Interest, net of amounts capitalized	181,809	167,670	173,436
Significant non-cash investing and financing activities:
Accrued capital expenditures	$114,874	$83,798	$44,712
Dividends declared but not paid	72,900	69,400	65,800

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2013	71,264,947	$178,162	$2,379,696	$1,804,398	$(53,372)	$145,990	$4,454,874

Net income		—	—	421,219	—	26,101	447,320
Other comprehensive income		—	—	—	5,039	—	5,039
Dividends on common stock		—	—	(256,900)	—	—	(256,900)
Other		—	—	1	—	—	1
Net capital activities by noncontrolling interests		—	—	—	—	(20,482)	(20,482)
Balance, December 31, 2014	71,264,947	178,162	2,379,696	1,968,718	(48,333)	151,609	4,629,852

Net income		—	—	450,274	—	18,933	469,207
Other comprehensive income		—	—	—	21,236	—	21,236
Dividends on common stock		—	—	(270,500)	—	—	(270,500)
Other		—	—	1	—	—	1
Net capital activities by noncontrolling interests		—	—	—	—	(35,002)	(35,002)
Balance, December 31, 2015	71,264,947	178,162	2,379,696	2,148,493	(27,097)	135,540	4,814,794

Equity infusion from Pinnacle West		—	42,000	—	—	—	42,000
Net income		—	—	462,141	—	19,493	481,634
Other comprehensive income		—	—	—	1,674	—	1,674
Dividends on common stock		—	—	(284,800)	—	—	(284,800)
Stock compensation cumulative effect adjustments (See Note 2)		—	—	5,411	—	—	5,411
Net capital activities by noncontrolling interests		—	—	—	—	(22,743)	(22,743)
Balance, December 31, 2016	71,264,947	$178,162	$2,421,696	$2,331,245	$(25,423)	$132,290	$5,037,970

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Pinnacle West is a holding company that conducts business through its subsidiaries, APS, El Dorado, BCE and 4CA. APS, our wholly-owned subsidiary, is a vertically-integrated electric utility that provides either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of about one-half of the Phoenix metropolitan area, the Tucson metropolitan area and Mohave County in northwestern Arizona.  APS accounts for essentially all of our revenues and earnings, and is expected to continue to do so.  El Dorado is an investment firm. BCE is a subsidiary that was formed in 2014 that focuses on growth opportunities that leverage the Company's core expertise in the electric energy industry. BCE is currently pursuing transmission opportunities through a joint venture arrangement. 4CA is a subsidiary that was formed in 2016 as a result of the purchase of El Paso's 7% interest in Four Corners.

Pinnacle West’s Consolidated Financial Statements include the accounts of Pinnacle West and our subsidiaries:  APS, El Dorado, BCE and 4CA. APS’s consolidated financial statements include the accounts of APS and certain VIEs relating to the Palo Verde sale leaseback.  Intercompany accounts and transactions between the consolidated companies have been eliminated.

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

Certain line items are presented in more detail on the Consolidated Statements of Cash Flows than was presented in the prior years. The prior year amounts were reclassified to conform to the current year presentation. These reclassifications have no impact on net cash flows provided by operating activities. The following tables show the impacts of the reclassifications of the prior years (previously reported) amounts (dollars in thousands):

Statement of Cash Flows for the Year Ended December 31, 2015	As previously reported	Reclassifications to conform to current year presentation	Amount reported after reclassification to conform to current year presentation
Cash Flows from Operating Activities
Stock compensation	$—	$18,756	$18,756
Change in other long term liabilities	(81,959)	(18,756)	(100,715)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows for the Year Ended December 31, 2014	As previously reported	Reclassifications to conform to current year presentation	Amount reported after reclassification to conform to current year presentation
Cash Flows from Operating Activities
Stock compensation	$—	$33,059	$33,059
Change in other long-term liabilities	(80,993)	(33,059)	(114,052)

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pinnacle West’s property, plant and equipment included in the December 31, 2016 and 2015 consolidated balance sheets is composed of the following (dollars in thousands):

Property, Plant and Equipment:	2016	2015
Generation	$7,874,898	$7,336,902
Transmission	2,746,508	2,494,744
Distribution	5,738,801	5,543,561
General plant	981,681	847,025
Plant in service and held for future use	17,341,888	16,222,232
Accumulated depreciation and amortization	(5,970,100)	(5,594,094)
Net	11,371,788	10,628,138
Construction work in progress	1,019,947	816,307
Palo Verde sale leaseback, net of accumulated depreciation	113,515	117,385
Intangible assets, net of accumulated amortization	90,022	123,975
Nuclear fuel, net of accumulated amortization	119,004	123,139
Total property, plant and equipment	$12,714,276	$11,808,944

Property, plant and equipment balances and classes for APS are not materially different than Pinnacle West.

We expense the costs of plant outages, major maintenance and routine maintenance as incurred.  We charge retired utility plant to accumulated depreciation.  Liabilities associated with the retirement of tangible long-lived assets are recognized at fair value as incurred and capitalized as part of the related tangible long-

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lived assets.  Accretion of the liability due to the passage of time is an operating expense, and the capitalized cost is depreciated over the useful life of the long-lived asset.  See Note 11.

APS records a regulatory liability for the difference between the amount that has been recovered in regulated rates and the amount calculated in accordance with guidance on accounting for asset retirement obligations.  APS believes it can recover in regulated rates the costs calculated in accordance with this accounting guidance.

We record depreciation on utility plant on a straight-line basis over the remaining useful life of the related assets.  The approximate remaining average useful lives of our utility property at December 31, 2016 were as follows:

•Fossil plant — 19 years;
•Nuclear plant — 27 years;
•Other generation — 26 years;
•Transmission — 39 years;
•Distribution — 33 years; and
•General plant — 7 years.

Pursuant to an ACC order, we deferred operating costs in 2013 and 2014 related to APS's acquisition of additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners. See Note 3 for further discussion. These costs were deferred and are now being amortized on the depreciation line of the Consolidated Statements of Income.

Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. Depreciation expense was $422 million in 2016, $430 million in 2015, and $396 million in 2014. For the years 2014 through 2016, the depreciation rates ranged from a low of 0.30% to a high of 14.12%.  The weighted-average depreciation rate was 2.66% in 2016, 2.74% in 2015, and 2.77% in 2014.

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

AFUDC was calculated by using a composite rate of 7.17% for 2016, 8.02% for 2015, and 8.47% for 2014.  APS compounds AFUDC semi-annually and ceases to accrue AFUDC when construction work is completed and the property is placed in service.

Materials and Supplies

APS values materials, supplies and fossil fuel inventory using a weighted-average cost method.  APS materials, supplies and fossil fuel inventories are carried at the lower of weighted-average cost or market, unless evidence indicates that the weighted-average cost (even if in excess of market) will be recovered.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes supplemental Pinnacle West cash flow information for each of the last three years (dollars in thousands):

	Year ended December 31,
	2016	2015	2014
Cash paid (received) during the period for:
Income taxes, net of refunds	$9,956	$6,550	$(102,154)
Interest, net of amounts capitalized	184,462	170,209	177,074
Significant non-cash investing and financing activities:
Accrued capital expenditures	$114,855	$83,798	$44,712
Dividends declared but not paid	72,926	69,363	65,790

Intangible Assets

We have no goodwill recorded and have separately disclosed other intangible assets, primarily APS's software, on Pinnacle West’s Consolidated Balance Sheets. The intangible assets are amortized over their finite useful lives.  Amortization expense was $58 million in 2016, $58 million in 2015, and $53 million in 2014.  Estimated amortization expense on existing intangible assets over the next five years is $41 million in 2017, $23 million in 2018, $12 million in 2019, $4 million in 2020, and $1 million in 2021.  At December 31, 2016, the weighted-average remaining amortization period for intangible assets was 6 years.

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

Preferred Stock

At December 31, 2016, Pinnacle West had 10 million shares of serial preferred stock authorized with no par value, none of which was outstanding, and APS had 15,535,000 shares of various types of preferred stock authorized with $25, $50 and $100 par values, none of which was outstanding.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    New Accounting Standards

ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting

In March 2016, new stock compensation accounting guidance was issued intended to simplify the accounting for employee share-based payments. The new guidance impacts several aspects of the accounting for share-based payments including: modifies the tax withholding threshold that triggers liability classification of an award, requires all excess income tax benefits and deficiencies arising from share-based payments to be recognized in earnings in the period they occur, simplifies the accounting for forfeitures, and clarifies certain cash flow presentation matters. Certain aspects of the standard must be adopted using a prospective approach and other aspects must be adopted using a modified retrospective approach.

During the fourth quarter of 2016, we elected to early adopt this standard, and accordingly have applied the guidance effective as of January 1, 2016. Prior to adoption of the new standard, our stock compensation awards were generally classified as liability awards and accounted for at fair value until settled because employees could withhold at more than the minimum statutory tax withholding rate. In accordance with the new guidance, certain of these stock compensation awards are now classified as equity awards and accounted for at grant date fair value. As a result of adopting the new standard, Pinnacle West recorded a cumulative effect adjustment to retained earnings of $6 million. The other provisions of the standard did not have a material impact on our consolidated financial statements. See Note 15 for additional details of the adoption impacts.

ASU 2015-07, Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In May 2015, new accounting guidance was issued that removes the requirement to categorize certain investments valued using net asset value, as a practical expedient, within the fair value hierarchy. We retrospectively adopted this guidance during the first quarter of 2016. The adoption of this guidance modifies our fair value disclosures, but does not impact the methodology for valuing these instruments, or our financial statement results.  See Note 7 and Note 13.

ASU 2014-09, Revenue from Contracts with Customers

In May 2014, a new revenue recognition accounting standard was issued. This standard provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Since the issuance of the new revenue standard, additional guidance was issued to clarify certain aspects of the new revenue standard, including principal versus agent considerations, identifying performance obligations, and other narrow scope improvements. The new revenue standard, and related amendments, will be effective for us on January 1, 2018. The standard may be adopted using a full retrospective application or a simplified transition method that allows entities to record a cumulative effect adjustment in retained earnings at the date of initial application.

We plan on adopting this standard on January 1, 2018, and are currently evaluating the transition method and the effect on our financial statements. As part of our evaluation we continue to actively monitor certain industry issues being addressed by the American Institute of Certified Public Accountants’ Revenue Recognition Working Group and the Financial Accounting Standards Board’s Transition Resource Group. Conclusions reached by these groups may impact our application of the standard, specifically in regards to the treatment of contributions in aid of construction.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-01, Financial Instruments: Recognition and Measurement

In January 2016, a new accounting standard was issued relating to the recognition and measurement of financial instruments. The new guidance will require certain investments in equity securities to be measured at fair value with changes in fair value recognized in net income, and modifies the impairment assessment of certain equity securities. The new standard is effective for us on January 1, 2018. Certain aspects of the standard may require a cumulative effect adjustment and other aspects of the standard are required to be adopted prospectively. We plan on adopting this standard on January 1, 2018, and continue to evaluate the impacts the new guidance may have on our financial statements.

ASU 2016-02, Leases

In February 2016, a new lease accounting standard was issued. This new standard supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new standard will require a lessee to reflect most operating lease arrangements on the balance sheet by recording a right-of-use asset and a lease liability that will initially be measured at the present value of lease payments. Among other changes, the new standard also modifies the definition of a lease, and requires expanded lease disclosures. The new standard will be effective for us on January 1, 2019, with early application permitted. The standard must be adopted using a modified retrospective approach, with various optional practical expedients provided to facilitate transition. We are currently evaluating this new accounting standard and the impacts it may have on our financial statements.

ASU 2016-13, Financial Instruments: Measurement of Credit Losses

In June 2016, a new accounting standard was issued that amends the measurement of credit losses on certain financial instruments. The new standard will require entities to use a current expected credit loss model to measure impairment of certain investments in debt securities, trade accounts receivables, and other financial instruments. The new standard is effective for us on January 1, 2020 and must be adopted using a modified retrospective approach for certain aspects of the standard, and a prospective approach for other aspects of the standard. We are currently evaluating this new accounting standard and the impacts it may have on our financial statements.

ASU 2017-01, Business Combinations: Clarifying the Definition of a Business

                In January 2017, a new accounting standard was issued that clarifies the definition of a business. This standard is intended to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business.  The definition of a business  affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is effective for us on January 1, 2018 using a prospective approach. We are evaluating the impacts of adopting this new standard, and the impacts it may have on our financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	the following proposed capital structure and costs of capital:

	Capital Structure	Cost of Capital
Long-term debt	44.20%	5.13%
Common stock equity	55.80%	10.50%
Weighted-average cost of capital		8.13%

•	a 1% return on the increment of fair value rate base above APS’s original cost rate base, as provided for by Arizona law;

•	a base rate for fuel and purchased power costs of $0.029882 per kWh based on estimated 2017 prices (a decrease from the current base fuel rate of $0.03207 per kWh);

•
authorization to defer for potential future recovery its share of the construction costs associated with installing selective catalytic reduction equipment at Four Corners (estimated at approximately $400 million in direct costs). APS proposes that the rates established in this rate case be increased through a step mechanism beginning in 2019 to reflect these deferred costs;

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

•	updates and modifications to four of APS’s adjustor mechanisms - the PSA, the LFCR, the TCA and the Environmental Improvement Surcharge (“EIS”);

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	a number of proposed rate design changes for residential customers, including:

◦	change the on-peak time of use period from 12 p.m. - 7 p.m. to 3 p.m. - 8 p.m. Monday through Friday, excluding holidays;

◦	reduce the difference in the on- and off-peak energy price and lower all energy charges;

◦	offer four rate plan options, three of which have demand charges and a fourth that is available to non-partial requirements customers using less than 600 kWh on average per month; and

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

The Company requested that the increase become effective July 1, 2017.  On July 22, 2016, the ALJ set a procedural schedule for the rate proceeding, which supported completing the case within 12 months.

The ACC staff and intervenors began filing their direct testimony in late December 2016 and additional filings of testimony are ongoing. On January 12, 2017, APS began settlement discussions with all parties.  On January 13, 2017, the ALJ hearing the case before the ACC issued a procedural order delaying hearings on the case from the originally scheduled March 22, 2017 to April 24, 2017, to allow parties to participate in settlement discussions and prepare testimony on the distributed generation rate design issues addressed in the value and cost of DG decision.  According to the procedural order, settlement discussions are to be completed and, if applicable, any related settlement must be filed by March 17, 2017.  The procedural order also extended the rate case completion date as calculated by Commission rule for an additional 33 days. APS cannot predict the outcome of this case.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
A limitation on the use of the RES surcharge and the DSMAC to recoup capital expenditures not required under the terms of the settlement agreement for the 2009 retail rate case (the "2009 Settlement Agreement");

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recover the approved amounts for use on renewable energy projects. Each year APS is required to file a five-year implementation plan with the ACC and seek approval for funding the upcoming year’s RES budget.

In December 2014, the ACC voted that it had no objection to APS implementing an APS-owned rooftop solar research and development program aimed at learning how to efficiently enable the integration of rooftop solar and battery storage with the grid.  The first stage of the program, called the "Solar Partner Program," placed 8 MW of residential rooftop solar on strategically selected distribution feeders in an effort to maximize potential system benefits, as well as made systems available to limited-income customers who could not easily install solar through transactions with third parties. The second stage of the program, which included an additional 2 MW of rooftop solar and energy storage, placed two energy storage systems sized at 2 MW on two different high solar penetration feeders to test various grid-related operation improvements and system interoperability, and was in operation by the end of 2016.  The ACC expressly reserved that any determination of prudency of the residential rooftop solar program for rate making purposes would not be made until the project was fully in service, and APS has requested cost recovery for the project in its currently pending rate case. On September 30, 2016, APS presented its preliminary findings from the residential rooftop solar program in a filing with the ACC.

On July 1, 2015, APS filed its 2016 RES implementation plan and proposed a RES budget of approximately $148 million. On January 12, 2016, the ACC approved APS’s plan and requested budget.

On July 1, 2016, APS filed its 2017 RES Implementation Plan and proposed a budget of approximately $150 million. APS’s budget request included additional funding to process the high volume of residential rooftop solar interconnection requests and also requested a permanent waiver of the residential distributed energy requirement for 2017 contained in the RES rules. The ACC has not yet ruled on the Company’s 2017 RES Implementation Plan.

In September of 2016, the ACC initiated a proceeding which will examine the possible modernization and expansion of the RES.  The ACC noted that many of the provisions of the original rule may no longer be appropriate, and the underlying economic assumptions associated with the rule have changed dramatically.  The proceeding will review such issues as the rapidly declining cost of solar generation, an increased interest in community solar projects, energy storage options, and the decline in fossil fuel generation due to stringent regulations of the EPA.  The proceeding will also examine the feasibility of increasing the standard to 30% of retail sales by 2030, in contrast to the current standard of 15% of retail sales by 2025.  APS cannot predict the outcome of this proceeding.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2015, APS filed its 2016 DSM Plan requesting a budget of $68.9 million and minor modifications to its DSM portfolio to increase energy savings and cost effectiveness of the programs. On April 1, 2016, APS filed an amended 2016 DSM Plan that sought minor modifications to its existing DSM Plan and requested to continue the current DSMAC and current budget of $68.9 million. On July 12, 2016, the ACC approved APS’s amended DSM Plan and directed APS to spend up to an additional $4 million on a new residential demand response or load management program that facilitates energy storage technology. On December 5, 2016, APS filed for ACC approval of a $4 million Residential Demand Response, Energy Storage and Load Management Program.

On June 1, 2016, the Company filed its 2017 DSM Implementation Plan, in which APS proposes programs and measures that specifically focus on reducing peak demand, shifting load to off-peak periods and educating customers about strategies to manage their energy and demand.  The requested budget in the 2017 DSM Implementation Plan is $62.6 million. On January 27, 2017, APS filed an updated and modified 2017 DSM Implementation Plan that incorporated the proposed Residential Demand Response, Energy Storage and Load Management Program and the requested budget increased to $66.6 million. The ACC has not yet ruled on the Company’s 2017 DSM Plan.

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

On November 4, 2014, the ACC staff issued a request for informal comment on a draft of possible amendments to Arizona’s Electric Energy Efficiency Standards. The draft proposed substantial changes to the rules and energy efficiency standards. The ACC accepted written comments and took public comment regarding the possible amendments on December 19, 2014. On July 12, 2016, the ACC ordered that ACC staff convene a workshop within 120 days to discuss a number of issues related to the Electric Energy Efficiency Standards, including the process of determining the cost effectiveness of DSM programs and the treatment of peak demand and capacity reductions, among others. ACC staff convened the workshop on November 29, 2016 and sought public comment on potential revisions to the Electric Energy Efficiency Standards. APS cannot predict the outcome of this proceeding.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	The PSA rate may not be increased or decreased more than $0.004 per kWh in a year without permission of the ACC.

The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2016	2015
Beginning balance	$(9,688)	$6,926
Deferred fuel and purchased power costs - current period	60,303	(14,997)
Amounts charged to customers	(38,150)	(1,617)
Ending balance	$12,465	$(9,688)

The PSA rate for the PSA year beginning February 1, 2017 is $(0.001348) per kWh, as compared to $0.001678 per kWh for the prior year.  This new rate is comprised of a forward component of $(0.001027) per kWh and a historical component of $(0.000321) per kWh.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordance with the FERC-approved formula.  An adjustment to APS’s retail rates to recover FERC-approved transmission charges went into effect automatically on June 1, 2015.

Effective June 1, 2016, APS's annual wholesale transmission rates for all users of its transmission system increased by approximately $24.9 million for the twelve-month period beginning June 1, 2016 in accordance with the FERC-approved formula.  An adjustment to APS’s retail rates to recover FERC approved transmission charges went into effect automatically on June 1, 2016.

APS's formula rate protocols have been in effect since 2008. Recent FERC orders suggest that FERC is examining the structure of formula rate protocols and may require companies to make changes to their protocols in the future. As a result, APS is evaluating how its formula rate protocols compare with more recently approved formula rate protocols and anticipates that it will make a filing to update its formula rate protocols in the first quarter of 2017.

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

APS files for a LFCR adjustment every January.  APS filed its 2015 annual LFCR adjustment on January 15, 2015, requesting an LFCR adjustment of $38.5 million, which was approved on March 2, 2015, effective for the first billing cycle of March. APS filed its 2016 annual LFCR adjustment on January 15, 2016, requesting an LFCR adjustment of $46.4 million (a $7.9 million annual increase), to be effective for the first billing cycle of March 2016. The ACC approved the 2016 annual LFCR to be effective in May 2016. Because the LFCR mechanism has a balancing account that trues up any under or over recoveries, the two month delay in implementation did not have an adverse effect on APS. APS filed its 2017 LFCR adjustment on January 13, 2017. APS requested an adjustment of $63.7 million (a $17.3 million per year increase over 2016 levels), to be effective the first billing cycle of March 2017.

Net Metering

In 2015, the ACC voted to conduct a generic evidentiary hearing on the value and cost of distributed generation to gather information that will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A hearing was held in April 2016. On October 7, 2016, the ALJ issued a recommendation in the docket concerning the value and cost of DG solar installations. On December 20, 2016, the ACC completed its open meeting to consider the recommended decision by the ALJ. After making several amendments, the ACC approved the recommended decision by a 4-1 vote. As a result of the ACC’s action, effective following APS’s pending rate case, the current net metering tariff that governs payments for energy exported to the grid from rooftop solar systems will be replaced by a more formula-driven approach that will utilize inputs from historical wholesale solar power costs and eventually an avoided cost methodology.

As amended, the decision provides that payments by utilities for energy exported to the grid from DG solar facilities will be determined using a resource comparison proxy methodology, a method that is based on the price that APS pays for utility-scale solar projects on a five year rolling average, while a forecasted avoided

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cost methodology is being developed.  The price established by this resource comparison proxy method will be updated annually (between rate cases) but will not be decreased by more than 10% per year. Once the avoided cost methodology is developed, the ACC will determine in APS's subsequent rate cases which method (or a combination of methods) is appropriate to determine the actual price to be paid by that utility for exported distributed energy.

In addition, the ACC made the following determinations:

•
Customers who have interconnected a DG system or submitted an application for interconnection for DG systems prior to the date new rates are effective based on APS' pending rate case will be grandfathered for a period of 20 years from the date of interconnection;

•	Customers with DG solar systems are to be considered a separate class of customers for ratemaking purposes; and

•
Once an export price is set for APS, no netting or banking of retail credits will be available for new DG customers, and the then-applicable export price will be guaranteed for new customers for a period of 10 years.

This decision of the ACC addresses policy determinations only. The decision states that its principles will be applied in future rate cases, and the policy determinations themselves may be subject to future change as are all ACC policies. The determination of the initial export energy price to be paid by APS will be made in APS’s currently pending rate case, which is scheduled for hearing by the ACC in April 2017.  APS cannot predict the outcome of this determination.

The ACC’s decision did not make any policy determinations as to any specific costs to be charged to DG solar system customers for their use of the grid. The determination of any such costs will be made in APS's future rate cases.

On January 23, 2017, The Alliance for Solar Choice ("TASC") sought rehearing of the ACC's decision regarding the value and cost of DG. TASC asserts that the ACC improperly ignored the Administrative Procedure Act, failed to give adequate notice regarding the scope of the proceedings, and relied on information that was not submitted as evidence, among other alleged defects. TASC's request for rehearing is required for TASC to challenge this decision in court. To date, the ACC has taken no action on the rehearing request. The ACC's decision is expected to remain in effect during any legal challenge.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

System Benefits Charge

The 2012 Settlement Agreement  provided that once APS achieved full funding of its decommissioning obligation under the sale leaseback agreements covering Unit 2 of Palo Verde, APS was required to implement a reduced System Benefits charge effective January 1, 2016.  Beginning on January 1, 2016, APS began implementing a reduced System Benefits charge.  The impact on APS retail revenues from the new System Benefits charge is an overall reduction of approximately $14.6 million per year with a corresponding reduction in depreciation and amortization expense.

Subpoena from Arizona Corporation Commissioner Robert Burns

On August 25, 2016, Commissioner Burns, individually and not by action of the ACC as a whole, filed subpoenas in APS’s current retail rate proceeding to APS and Pinnacle West for the production of records and information relating to a range of expenditures from 2011 through 2016. The subpoenas requested information concerning marketing and advertising expenditures, charitable donations, lobbying expenses, contributions to 501(c)(3) and (c)(4) nonprofits and political contributions. The return date for the production of information was set as September 15, 2016. The subpoenas also sought testimony from Company personnel having knowledge of the material, including the Chief Executive Officer.

On September 9, 2016, APS filed with the ACC a motion to quash the subpoenas or, alternatively to stay APS's obligations to comply with the subpoenas and decline to decide APS's motion pending court proceedings. Contemporaneously with the filing of this motion, APS and Pinnacle West filed a complaint for special action and declaratory judgment in the Superior Court of Arizona for Maricopa County, seeking a declaratory judgment that Commissioner Burns’ subpoenas are contrary to law. On September 15, 2016, APS produced all non-confidential and responsive documents and offered to produce any remaining responsive documents that are confidential after an appropriate confidentiality agreement is signed.

On February 7, 2017, Commissioner Burns opened a new ACC docket and indicated that its purpose is to study and rectify problems with transparency and disclosure regarding financial contributions from regulated monopolies or other stakeholders who may appear before the ACC that may directly or indirectly benefit an ACC Commissioner, a candidate for ACC Commissioner, or key ACC staff.  As part of this docket, Commissioner Burns set March 24, 2017 as a deadline for APS to produce all information previously requested through the subpoenas.  Commissioner Burns has also scheduled a workshop in this matter for March 17, 2017.  APS and Pinnacle West cannot predict the outcome of this matter.

Four Corners

On December 30, 2013, APS purchased SCE’s 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013.  On December 23, 2014, the ACC approved rate adjustments resulting in a revenue increase of $57.1 million on an annual basis.  This includes the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase through its inclusion in rates.  The 2012 Settlement Agreement also provides for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $64 million as of December 31, 2016 and is being amortized in rates over a total of 10 years.  On February 23, 2015, the Arizona School Boards Association and the Association of Business Officials filed a

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

notice of appeal in Division 1 of the Arizona Court of Appeals of the ACC decision approving the rate adjustments. APS has intervened and is actively participating in the proceeding. The Arizona Court of Appeals suspended the appeal pending the Arizona Supreme Court's decision in the SIB matter discussed above. On August 8, 2016, the Arizona Supreme Court issued its opinion in the SIB matter, and the Arizona Court of Appeals has now ordered supplemental briefing on how that SIB decision should affect the challenge to the Four Corners rate adjustment. We cannot predict when or how this matter will be resolved.

As part of APS’s acquisition of SCE’s interest in Units 4 and 5, APS and SCE agreed, via a “Transmission Termination Agreement” that, upon closing of the acquisition, the companies would terminate an existing transmission agreement (“Transmission Agreement”) between the parties that provides transmission capacity on a system (the “Arizona Transmission System”) for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination.   On December 22, 2015, APS and SCE agreed to terminate the Transmission Termination Agreement and allow for the Transmission Agreement to expire according to its terms, which includes settling obligations in accordance with the terms of the Transmission Agreement. APS established a regulatory asset of $12 million in 2015 in connection with the payment required under the terms of the Transmission Agreement. On July 1, 2016, FERC issued an order denying APS’s request to recover the regulatory asset through its FERC-jurisdictional rates.  APS and SCE completed the termination of the Transmission Agreement on July 6, 2016. APS made the required payment to SCE and wrote-off the $12 million regulatory asset and charged operating revenues to reflect the effects of this order in the second quarter of 2016.  On July 29, 2016, APS filed a request for rehearing with FERC. In its order denying recovery, FERC also referred to its enforcement division a question of whether the agreement between APS and SCE relating to the settlement of obligations under the Transmission Agreement was a jurisdictional contract that should have been filed with FERC. APS cannot predict the outcome of either matter.

Cholla

On September 11, 2014, APS announced that it would close Cholla Unit 2 and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. APS closed Unit 2 on October 1, 2015. On January 13, 2017, EPA approved a final rule incorporating APS's compromise proposal. Once the final rule is published in the Federal Register, parties have 60 days to file a petition for review in the Ninth Circuit Court of Appeals. APS cannot predict at this time whether such petitions will be filed or if they will be successful. In addition, under the terms of an executive memorandum issued on January 20, 2017, this final rule will not be published in the Federal Register until after it has been reviewed by an appointee of the President. We cannot predict when such review will occur and what may result from the additional review.

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS is currently recovering a return on and of the net book value of the unit in base rates and is seeking recovery of the unit’s decommissioning and other retirement-related costs over the previously estimated remaining life of the plant in its current retail rate case. APS believes it will be allowed recovery of the remaining net book value of Unit 2 ($116 million as of December 31, 2016), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of Cholla Unit 2, all or a portion of the regulatory asset will be written off and APS’s net income, cash flows, and financial position will be negatively impacted.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Navajo Plant

On February 13, 2017, the co-owners of the Navajo Plant voted not to pursue continued operation of the plant beyond December 2019, the expiration of the current lease term, and to pursue a new lease or lease extension with the Navajo Nation that would allow decommissioning activities to begin after December 2019 instead of later this year. Various stakeholders including regulators, tribal representatives and others interested in the continued operation of the plant intend to meet to determine if an alternate solution can be reached that would permit continued operation of the plant beyond 2019. We cannot predict whether any alternate solutions will be found that would be acceptable to all of the stakeholders and feasible to implement. APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant. APS will seek continued recovery in rates for the book value of its remaining investment in the plant ($108 million as of December 31, 2016, see Note 9 for additional details) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and which may be material. We cannot predict whether APS would obtain such recovery.

On February 14, 2017, the ACC opened a docket titled "ACC Investigation Concerning the Future of the Navajo Generating Station" with the stated goal of engaging stakeholders and negotiating a sustainable pathway for the Navajo Plant to continue operating in some form after December 2019. APS cannot predict the outcome of this proceeding.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

S	Amortization Through	December 31, 2016		December 31, 2015
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$711,059	$—	$619,223
Retired power plant costs	2033	9,913	117,591	9,913	127,518
Income taxes - AFUDC equity	2046	6,305	152,118	5,495	133,712
Deferred fuel and purchased power — mark-to-market (Note 16)	2020	—	42,963	71,852	69,697
Four Corners cost deferral	2024	6,689	56,894	6,689	63,582
Income taxes — investment tax credit basis adjustment	2046	2,120	54,356	1,766	48,462
Lost fixed cost recovery	2017	61,307	—	45,507	—
Palo Verde VIEs (Note 18)	2046	—	18,775	—	18,143
Deferred compensation	2036	—	35,595	—	34,751
Deferred property taxes	(d)	—	73,200	—	50,453
Loss on reacquired debt	2038	1,637	16,942	1,515	16,375
AG-1 deferral	2018	—	5,868	—	—
Demand side management (b)	2017	3,744	—	—	—
Tax expense of Medicare subsidy	2024	1,513	10,589	1,520	12,163
Transmission vegetation management	2016	—	—	4,543	—
Mead-Phoenix transmission line CIAC	2050	332	10,708	332	11,040
Deferred fuel and purchased power (b) (c)	2017	12,465	—	—	—
Coal reclamation	2026	418	5,182	418	6,085
Other	Various	432	1,588	5	2,942
Total regulatory assets (e)		$106,875	$1,313,428	$149,555	$1,214,146

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	December 31, 2016		December 31, 2015
		Current	Non-Current	Current	Non-Current
Asset retirement obligations	2057	$—	$279,976	$—	$277,554
Removal costs	(a)	29,899	223,145	39,746	240,367
Other postretirement benefits	(d)	32,662	123,913	34,100	179,521
Income taxes — deferred investment tax credit	2046	4,368	108,827	3,604	97,175
Income taxes - change in rates	2045	1,771	70,898	1,113	72,454
Spent nuclear fuel	2047	—	71,726	3,051	67,437
Renewable energy standard (b)	2017	26,809	—	43,773	4,365
Demand side management (b)	2019	—	20,472	6,079	19,115
Sundance maintenance	2030	—	15,287	—	13,678
Deferred fuel and purchased power (b) (c)	2016	—	—	9,688	—
Deferred gains on utility property	2018	2,063	8,895	2,062	6,001
Four Corners coal reclamation	2031	—	18,248	—	8,920
Other	Various	2,327	7,529	2,550	7,565
Total regulatory liabilities		$99,899	$948,916	$145,766	$994,152

(a)	In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal (see Note 11).

(b)	See “Cost Recovery Mechanisms” discussion above.

(c)	Subject to a carrying charge.

(d)	See Note 7.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, at the beginning and end of the year that are included in accrued taxes and unrecognized tax benefits (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2016	2015	2014	2016	2015	2014
Total unrecognized tax benefits, January 1	$34,447	$44,775	$41,997	$34,447	$44,775	$41,997
Additions for tax positions of the current year	2,695	2,175	4,309	2,695	2,175	4,309
Additions for tax positions of prior years	886	—	751	886	—	751
Reductions for tax positions of prior years for:
Changes in judgment	(1,953)	(10,244)	(2,282)	(1,953)	(10,244)	(2,282)
Settlements with taxing authorities	—	—	—	—	—	—
Lapses of applicable statute of limitations	—	(2,259)	—	—	(2,259)	—
Total unrecognized tax benefits, December 31	$36,075	$34,447	$44,775	$36,075	$34,447	$44,775

Included in the balances of unrecognized tax benefits are the following tax positions that, if recognized, would decrease our effective tax rate (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2016	2015	2014	2016	2015	2014
Tax positions, that if recognized, would decrease our effective tax rate	$11,313	$9,523	$11,207	$11,313	$9,523	$11,207

As of the balance sheet date, the tax year ended December 31, 2013 and all subsequent tax years remain subject to examination by the IRS.  With a few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2012.

We reflect interest and penalties, if any, on unrecognized tax benefits in the Pinnacle West Consolidated and APS Consolidated Statements of Income as income tax expense.  The amount of interest expense or benefit recognized related to unrecognized tax benefits are as follows (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2016	2015	2014	2016	2015	2014
Unrecognized tax benefit interest expense/(benefit) recognized	$529	$(161)	$752	$529	$(161)	$752

Following are the total amount of accrued liabilities for interest recognized related to unrecognized benefits that could reverse and decrease our effective tax rate to the extent matters are settled favorably (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2016	2015	2014	2016	2015	2014
Unrecognized tax benefit interest accrued	$1,333	$804	$965	$1,333	$804	$965

Additionally, as of December 31, 2016, we have recognized less than $1 million of interest expense to be paid on the underpayment of income taxes for certain adjustments that we have filed, or will file, with the IRS.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax expense are as follows (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Current:
Federal	$8,630	$(12,335)	$25,054	$711	$6,485	$40,115
State	1,259	4,763	10,382	4,276	7,813	15,598
Total current	9,889	(7,572)	35,436	4,987	14,298	55,713
Deferred:
Federal	201,743	221,505	167,365	215,178	208,326	165,027
State	24,779	23,787	17,904	25,677	23,217	16,620
Total deferred	226,522	245,292	185,269	240,855	231,543	181,647
Income tax expense	$236,411	$237,720	$220,705	$245,842	$245,841	$237,360

On the APS Consolidated Statements of Income, federal and state income taxes are allocated between operating income and other income.

The following chart compares pretax income at the 35% federal income tax rate to income tax expense (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Federal income tax expense at 35% statutory rate	$244,278	$242,869	$225,540	$254,617	$250,267	$239,638
Increases (reductions) in tax expense resulting from:
State income tax net of federal income tax benefit	16,311	18,265	18,149	18,750	20,433	21,148
Credits and favorable adjustments related to prior years resolved in current year	—	(2,169)	—	—	(1,892)	—
Medicare Subsidy Part-D	844	837	830	844	837	830
Allowance for equity funds used during construction (see Note 1)	(11,724)	(9,711)	(8,523)	(11,724)	(9,711)	(8,523)
Palo Verde VIE noncontrolling interest (see Note 18)	(6,823)	(6,626)	(9,135)	(6,823)	(6,626)	(9,135)
Investment tax credit amortization	(5,887)	(5,527)	(4,928)	(5,887)	(5,527)	(4,928)
Other	(588)	(218)	(1,228)	(3,935)	(1,940)	(1,670)
Income tax expense	$236,411	$237,720	$220,705	$245,842	$245,841	$237,360

    On February 17, 2011, Arizona enacted legislation (H.B. 2001) that included a four-year phase-in of corporate income tax rate reductions beginning in 2014.  As a result of these tax rate reductions, Pinnacle West has revised the tax rate applicable to reversing temporary items in Arizona.  In accordance with accounting for regulated companies, the benefit of this rate reduction is substantially offset by a regulatory liability.  As of December 31, 2016, APS has recorded a regulatory liability of $74 million, with a corresponding decrease in accumulated deferred income tax liabilities, to reflect the impact of this change in tax law.

On April 4, 2013, New Mexico enacted legislation (H.B. 641) that included a five-year phase-in of corporate income tax rate reductions beginning in 2014.  As a result of these tax rate reductions, Pinnacle West

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

has revised the tax rate applicable to reversing temporary items in New Mexico. In accordance with accounting for regulated companies, the benefit of this rate reduction is substantially offset by a regulatory liability.  As of December 31, 2016, APS has recorded a regulatory liability of $2 million, with a corresponding decrease in accumulated deferred income tax liabilities, to reflect the impact of this change in tax law.

The components of the net deferred income tax liability were as follows (dollars in thousands):

	Pinnacle West Consolidated		APS Consolidated
	December 31,		December 31,
	2016	2015	2016	2015
DEFERRED TAX ASSETS
Risk management activities	$26,614	$70,498	$26,614	$70,498
Regulatory liabilities:
Asset retirement obligation and removal costs	200,140	216,765	200,140	216,765
Unamortized investment tax credits	113,195	100,779	113,195	100,779
Other postretirement benefits	60,375	83,034	60,375	83,034
Other	63,311	60,707	63,311	60,707
Pension liabilities	204,436	191,028	194,981	181,787
Renewable energy incentives	56,379	60,956	56,379	60,956
Credit and loss carryforwards	75,944	59,557	1,645	—
Other	158,421	149,033	187,453	176,016
Total deferred tax assets	958,815	992,357	904,093	950,542
DEFERRED TAX LIABILITIES
Plant-related	(3,297,989)	(3,116,752)	(3,297,989)	(3,116,752)
Risk management activities	(7,594)	(10,626)	(7,594)	(10,626)
Other postretirement assets	(63,477)	(71,737)	(62,819)	(70,986)
Regulatory assets:
Allowance for equity funds used during construction	(61,088)	(54,110)	(61,088)	(54,110)
Deferred fuel and purchased power — mark-to-market	(21,396)	(55,020)	(21,396)	(55,020)
Pension benefits	(274,184)	(240,692)	(274,184)	(240,692)
Retired power plant costs (see Note 3)	(49,166)	(53,420)	(49,166)	(53,420)
Other	(123,987)	(108,441)	(123,987)	(108,441)
Other	(5,166)	(4,984)	(5,165)	(4,984)
Total deferred tax liabilities	(3,904,047)	(3,715,782)	(3,903,388)	(3,715,031)
Deferred income taxes — net	$(2,945,232)	$(2,723,425)	$(2,999,295)	$(2,764,489)

As of December 31, 2016, the deferred tax assets for credit and loss carryforwards relate primarily to federal general business credits of approximately $98 million, which first begin to expire in 2031, and other federal and state loss carryforwards of $5 million, which first begin to expire in 2019. The credit and loss carryforwards amount above has been reduced by $27 million of unrecognized tax benefits.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      Lines of Credit and Short-Term Borrowings

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

The table below presents the consolidated credit facilities and the amounts available and outstanding as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
	Pinnacle West	APS	Total	Pinnacle West	APS	Total
Commitments under Credit Facilities	$275,000	$1,000,000	$1,275,000	$200,000	$1,000,000	$1,200,000
Outstanding Commercial Paper and Revolving Credit Facility Borrowings	(41,700)	(135,500)	(177,200)	—	—	—
Amount of Credit Facilities Available	$233,300	$864,500	$1,097,800	$200,000	$1,000,000	$1,200,000

Weighted-Average Commitment Fees	0.125%	0.100%		0.125%	0.100%

Pinnacle West

On May 13, 2016, Pinnacle West replaced its $200 million revolving credit facility that would have matured in May 2019, with a new $200 million facility that matures in May 2021. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At December 31, 2016, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $1.7 million commercial paper borrowings.

On August 31, 2016, PNW entered into a $75 million 364-day unsecured revolving credit facility that matures in August 2017. PNW will use the new facility to fund or otherwise support obligations related to 4CA, and borrowings under the facility will bear interest at LIBOR plus 0.80% per annum. At December 31, 2016, Pinnacle West had $40 million outstanding under the facility.

APS

During the first quarter of 2016, APS increased its commercial paper program from $250 million to $500 million.

On May 13, 2016, APS replaced its $500 million revolving credit facility that would have matured in May 2019, with a new $500 million facility that matures in May 2021.

At December 31, 2016, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in September 2020 and the $500 million facility that matures in May 2021. APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit. At December 31, 2016, APS had $135.5 million of commercial paper outstanding and no outstanding borrowings or letters of credit

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under its revolving credit facilities. See "Financial Assurances" in Note 10 for a discussion of APS's other outstanding letters of credit.

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

6.    Long-Term Debt and Liquidity Matters

All of Pinnacle West’s and APS’s debt is unsecured.  The following table presents the components of long-term debt on the Consolidated Balance Sheets outstanding at December 31, 2016 and 2015 (dollars in thousands):

	Maturity	Interest	December 31,
	Dates (a)	Rates	2016	2015
APS
Pollution control bonds:
Variable	2029	(b)	$35,975	$92,405
Fixed	2024-2029	1.75%-4.70%	147,150	211,150
Total pollution control bonds			183,125	303,555
Senior unsecured notes	2019-2046	2.20%-8.75%	3,725,000	3,375,000
Term loans	2018-2019	(c)	150,000	50,000
Unamortized discount			(11,816)	(10,374)
Unamortized premium			4,506	4,686
Unamortized debt issuance cost			(29,030)	(27,896)
Total APS long-term debt			4,021,785	3,694,971
Less current maturities			—	357,580
Total APS long-term debt less current maturities			4,021,785	3,337,391
Pinnacle West
Term loan	2017	(d)	125,000	125,000
Less current maturities			125,000	—
Total PNW long-term debt less current maturities			—	125,000
TOTAL LONG-TERM DEBT LESS CURRENT MATURITIES			$4,021,785	$3,462,391

(a)                                 This schedule does not reflect the timing of redemptions that may occur prior to maturities.
(b)                                 The weighted-average rate for the variable rate pollution control bonds was 0.81% at December 31, 2016 and 0.01%-0.24% at December 31, 2015.

(c)	The weighted-average interest rate was 1.427% at December 31, 2016, and 1.024% at December 31, 2015.
(d)                                 The interest rate was 1.520% at December 31, 2016 and 1.174% at December 31, 2015.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows principal payments due on Pinnacle West’s and APS’s total long-term debt (dollars in thousands):

Year	Consolidated Pinnacle West	Consolidated APS
2017	$125,000	$—
2018	82,000	82,000
2019	600,000	600,000
2020	250,000	250,000
2021	—	—
Thereafter	3,126,125	3,126,125
Total	$4,183,125	$4,058,125

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

	As of December 31, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$125,000	$125,000	$125,000	$125,000
APS	4,021,785	4,300,789	3,694,971	3,981,367
Total	$4,146,785	$4,425,789	$3,819,971	$4,106,367

Credit Facilities and Debt Issuances

APS

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 1, 2016, APS repaid at maturity APS's $250 million aggregate principal amount of 6.25% senior notes due August 1, 2016.

On September 20, 2016, APS issued $250 million of 2.55% unsecured senior notes that mature on September 15, 2026. The net proceeds from the sale were used to repay commercial paper borrowings and replenish cash temporarily used in connection with the payment at maturity of our $250 million aggregate principal amount of 6.25% Notes due August 1, 2016.

On September 20, 2016, APS redeemed at par and canceled all $27 million of the Coconino County Arizona Pollution Control Corporation Revenue Refunding Bonds (Arizona Public Service Company Navajo Project), 2009 Series B.

On December 6, 2016, APS redeemed at par and canceled all $17 million of the Coconino County Arizona Pollution Control Corporation Revenue Bonds (Arizona Public Service Company Project), Series 1998.

See “Lines of Credit and Short-Term Borrowings” in Note 5 and “Financial Assurances” in Note 10 for discussion of APS’s separate outstanding letters of credit.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios. Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At December 31, 2016, the ratio was approximately 48% for Pinnacle West and 47% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt.  See further discussion of “cross-default” provisions below.

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

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At December 31, 2016, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $4.9 billion, and total capitalization was approximately $9.1 billion.  APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $3.6 billion, assuming APS’s total capitalization remains the same. APS was in compliance with this common equity ratio requirement as of December 31, 2016.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pinnacle West also sponsors other postretirement benefit plans (Pinnacle West Capital Corporation Group Life and Medical Plan and Pinnacle West Capital Corporation Post-65 Retiree Health Reimbursement Arrangement) for the employees of Pinnacle West and its subsidiaries.  These plans provide medical and life insurance benefits to retired employees.  Employees must retire to become eligible for these retirement benefits, which are based on years of service and age.  For the medical insurance plan, retirees make contributions to cover a portion of the plan costs.  For the life insurance plan, retirees do not make contributions.  We retain the right to change or eliminate these benefits.

On September 30, 2014, Pinnacle West announced plan design changes to the other postretirement benefit plan, which required an interim remeasurement of the benefit obligation for the plan. Effective January 1, 2015, those eligible retirees and dependents over age 65 and on Medicare can choose to be enrolled in a Health Reimbursement Arrangement (HRA). The Company is providing a subsidy allowing post-65 retirees to purchase a Medicare supplement plan on a private exchange network. The remeasurement of the benefit obligation included updating the assumptions. The remeasurement reduced net periodic benefit costs in 2014 by $10 million ($5 million of which reduced expense). The remeasurement also resulted in a decrease in Pinnacle West’s other postretirement benefit obligation of $316 million, which was offset by the related regulatory asset and accumulated other comprehensive income.

Because of the plan changes, the Company is currently in the process of seeking IRS approval to move up to $140 million of the other postretirement benefit trust assets into a new trust account to pay for active union employee medical costs. In December 2016, FERC approved a methodology for determining the amount of other postretirement benefit trust assets to move into a new account to pay for active union employee medical costs. As of December 31, 2016, such methodology would result in an amount of approximately $140 million being transferred to the new account.

Pinnacle West uses a December 31 measurement date each year for its pension and other postretirement benefit plans.  The market-related value of our plan assets is their fair value at the measurement date.  See Note 13 for further discussion of how fair values are determined.  Due to subjective and complex judgments, which

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged to the regulatory asset or liability) (dollars in thousands):

	Pension			Other Benefits
	2016	2015	2014	2016	2015	2014
Service cost-benefits earned during the period	$53,792	$59,627	$53,080	$14,993	$16,827	$18,139
Interest cost on benefit obligation	131,647	123,983	129,194	29,721	28,102	41,243
Expected return on plan assets	(173,906)	(179,231)	(158,998)	(36,495)	(36,855)	(46,400)
Amortization of:
Prior service cost (credit)	527	594	869	(37,883)	(37,968)	(9,626)
Net actuarial loss	40,717	31,056	10,963	4,589	4,881	1,175
Net periodic benefit cost	$52,777	$36,029	$35,108	$(25,075)	$(25,013)	$4,531
Portion of cost charged to expense	$26,172	$20,036	$21,985	$(12,435)	$(10,391)	$6,000

The following table shows the plans’ changes in the benefit obligations and funded status for the years 2016 and 2015 (dollars in thousands):

	Pension		Other Benefits
	2016	2015	2016	2015
Change in Benefit Obligation
Benefit obligation at January 1	$3,033,803	$3,078,648	$647,020	$682,335
Service cost	53,792	59,627	14,993	16,827
Interest cost	131,647	123,983	29,721	28,102
Benefit payments	(142,247)	(137,115)	(26,231)	(24,988)
Actuarial (gain) loss	127,467	(91,340)	50,942	(55,256)
Benefit obligation at December 31	3,204,462	3,033,803	716,445	647,020
Change in Plan Assets
Fair value of plan assets at January 1	2,542,774	2,615,404	833,017	834,625
Actual return on plan assets	166,408	(44,690)	63,463	(2,399)
Employer contributions	100,000	100,000	819	791
Benefit payments	(133,825)	(127,940)	(14,648)	—
Fair value of plan assets at December 31	2,675,357	2,542,774	882,651	833,017
Funded Status at December 31	$(529,105)	$(491,029)	$166,206	$185,997

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the projected benefit obligation and the accumulated benefit obligation for pension plans with an accumulated obligation in excess of plan assets as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Projected benefit obligation	$3,204,462	$3,033,803
Accumulated benefit obligation	3,049,406	2,873,467
Fair value of plan assets	2,675,357	2,542,774

The following table shows the amounts recognized on the Consolidated Balance Sheets as of December 31, 2016 and 2015 (dollars in thousands):

	Pension		Other Benefits
	2016	2015	2016	2015
Noncurrent asset	$—	$—	$166,206	$185,997
Current liability	(19,795)	(10,031)	—	—
Noncurrent liability	(509,310)	(480,998)	—	—
Net amount recognized	$(529,105)	$(491,029)	$166,206	$185,997

The following table shows the details related to accumulated other comprehensive loss as of December 31, 2016 and 2015 (dollars in thousands):

	Pension		Other Benefits
	2016	2015	2016	2015
Net actuarial loss	$773,750	$679,501	$146,509	$127,124
Prior service cost (credit)	81	609	(303,417)	(341,301)
APS’s portion recorded as a regulatory (asset) liability	(711,059)	(619,223)	156,575	213,621
Income tax expense (benefit)	(24,202)	(23,663)	833	925
Accumulated other comprehensive loss	$38,570	$37,224	$500	$369

The following table shows the estimated amounts that will be amortized from accumulated other comprehensive loss and regulatory assets and liabilities into net periodic benefit cost in 2017 (dollars in thousands):

	Pension	Other Benefits
Net actuarial loss	$46,971	$5,181
Prior service cost (credit)	81	(37,842)
Total amounts estimated to be amortized from accumulated other comprehensive loss (gain) and regulatory assets (liabilities) in 2017	$47,052	$(32,661)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the weighted-average assumptions used for both the pension and other benefits to determine benefit obligations and net periodic benefit costs:

	Benefit Obligations As of December 31,		Benefit Costs For the Years Ended December 31,
	2016	2015	2016	2015	2014
					January - September	October - December
Discount rate – pension	4.08%	4.37%	4.37%	4.02%	4.88%	4.88%
Discount rate – other benefits	4.17%	4.52%	4.52%	4.14%	5.10%	4.41%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term return on plan assets - pension	N/A	N/A	6.90%	6.90%	6.90%	6.90%
Expected long-term return on plan assets - other benefits	N/A	N/A	4.45%	4.45%	6.80%	4.25%
Initial healthcare cost trend rate (pre-65 participants)	7.00%	7.00%	7.00%	7.00%	7.50%	7.50%
Initial healthcare cost trend rate (post-65 participants)	5.00%	5.00%	5.00%	5.00%	7.50%	5.00%
Ultimate healthcare cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Number of years to ultimate trend rate (pre-65 participants)	4	4	4	4	4	4
Number of years to ultimate trend rate (post-65 participants)	0	0	0	0	4	0

In selecting the pretax expected long-term rate of return on plan assets, we consider past performance and economic forecasts for the types of investments held by the plan.  For 2017, we are assuming a 6.55% long-term rate of return for pension assets and 6.37% (before tax) for other benefit assets, which we believe is reasonable given our asset allocation in relation to historical and expected performance.

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

In selecting our healthcare trend rates, we consider past performance and forecasts of healthcare costs.  A one percentage point change in the assumed initial and ultimate healthcare cost trend rates would have the following effects (dollars in thousands):

	1% Increase	1% Decrease
Effect on other postretirement benefits expense, after consideration of amounts capitalized or billed to electric plant participants	$8,430	$(5,455)
Effect on service and interest cost components of net periodic other postretirement benefit costs	8,440	(6,527)
Effect on the accumulated other postretirement benefit obligation	108,046	(86,651)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the value of long-term fixed income assets, also known as liability-hedging assets, are intended to offset changes in the benefit obligations due to changes in interest rates.  Long-term fixed income assets consist primarily of fixed income debt securities issued by the U.S. Treasury and other government agencies, U.S Treasury Futures Contracts, and fixed income debt securities issued by corporations.  Long-term fixed income assets may also include interest rate swaps, and other instruments.

Return-generating assets are intended to provide a reasonable long-term rate of investment return with a prudent level of volatility.  Return-generating assets are composed of U.S. equities, international equities, and alternative investments.  International equities include investments in both developed and emerging markets.  Alternative investments include investments in real estate, private equity and various other strategies.  The plan may also hold investments in return-generating assets by holding securities in partnerships, common and collective trusts and mutual funds.

Based on the IPS, and given the pension plan’s funded status at year-end 2016, the long-term fixed income assets had a target allocation of 58% with a permissible range of 55% to 61% and the return-generating assets had a target allocation of 42% with a permissible range of 39% to 45%.  The return-generating assets have additional target allocations, as a percent of total plan assets, of 22% equities in U.S. and other developed markets, 6% equities in emerging markets, and 14% in alternative investments.  The pension plan IPS does not provide for a specific mix of long-term fixed income assets, but does expect the average credit quality of such assets to be investment grade.  As of December 31, 2016, long-term fixed income assets represented 57% of total pension plan assets, and return-generating assets represented 43% of total pension plan assets.

As of December 31, 2016, the asset allocation for other postretirement benefit plan assets is governed by the IPS for those plans, which provides for different asset allocation target mixes depending on the characteristics of the liability.  Some of these asset allocation target mixes vary with the plan’s funded status.  As of December 31, 2016, investment in fixed income assets represented 51% of the other postretirement benefit plan total assets, and non-fixed income assets represented 49% of the other postretirement benefit plan’s assets.

See Note 13 for a discussion on the fair value hierarchy and how fair value methodologies are applied.  The plans invest directly in fixed income, U.S Treasury Futures Contracts, and equity securities, in addition to investing indirectly in fixed income securities, equity securities and real estate through the use of mutual funds, partnerships and common and collective trusts.  Equity securities held directly by the plans are valued using quoted active market prices from the published exchange on which the equity security trades, and are classified as Level 1.  U.S Treasury Future Contracts are valued using the quoted active market prices from the exchange

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on which they trade, and are classified as Level 1. Fixed income securities issued by the U.S. Treasury held directly by the plans are valued using quoted active market prices, and are classified as Level 1.  Fixed income securities issued by corporations, municipalities, and other agencies are primarily valued using quoted inactive market prices, or quoted active market prices for similar securities, or by utilizing calculations which incorporate observable inputs such as yield, maturity and credit quality.  These instruments are classified as Level 2.

Mutual funds, partnerships, and common and collective trusts are valued utilizing a net asset value (NAV) concept or its equivalent. Mutual funds, classified as Level 1, are valued using a NAV that is observable and based on the active market in which the fund trades.

Common and collective trusts, are maintained by banks or investment companies and hold certain investments in accordance with a stated set of objectives (such as tracking the performance of the S&P 500 Index).  The trust's shares are offered to a limited group of investors, and are not traded in an active market. Investments in common and collective trusts are valued using NAV, as a practical expedient and accordingly are not classified in the fair value hierarchy. The NAV for trusts investing in exchange traded equities is derived from the quoted active market prices of the underlying securities held by the trusts. The NAV for trusts investing in real estate is derived from the appraised values of the trust's underlying real estate assets.  As of December 31, 2016, the plans were able to transact in the common and collective trusts at NAV.

Investments in partnerships are also valued using the concept of NAV, as a practical expedient and accordingly are not classified in the fair value hierarchy. The NAV for these investments is derived from the value of the partnerships' underlying assets. The plan's partnerships holdings relate to investments in high-yield fixed income instruments and assets of privately held portfolio companies. Certain partnerships also include funding commitments that may require the plan to contribute up to $75 million to these partnerships; as of December 31, 2016, approximately $54 million of these commitments have been funded.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of Pinnacle West’s pension plan and other postretirement benefit plan assets at December 31, 2016, by asset category, are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Other (a)	Balance at December 31, 2016
Pension Plan:
Cash and cash equivalents	$13,995	$—	$—	$13,995
Fixed income securities:
Corporate	—	1,210,453	—	1,210,453
U.S. Treasury	112,583	—	—	112,583
Other (b)	—	102,170	—	102,170
Common stock equities (c)	235,109	—	—	235,109
Mutual funds (d)	251,506	—	—	251,506
Common and collective trusts:
Equities	—	—	266,840	266,840
Real estate	—	—	161,449	161,449
Partnerships	—	—	208,915	208,915
Short-term investments and other (e)	—	—	112,337	112,337
Total	$613,193	$1,312,623	$749,541	$2,675,357
Other Benefits:
Cash and cash equivalents	$304	$—	$—	$304
Fixed income securities:
Corporate	—	268,193	—	268,193
U.S. Treasury	145,255	—	—	145,255
Other (b)	—	34,506	—	34,506
Common stock equities (c)	243,741	—	—	243,741
Mutual funds (d)	67,418	—	—	67,418
Common and collective trusts:
Equities	—	—	95,814	95,814
Real estate	—	—	14,509	14,509
Partnerships	—	—	3,060	3,060
Short-term investments and other (e)	—	—	9,851	9,851
Total	$456,718	$302,699	$123,234	$882,651

(a)	These investments primarily represent assets valued using net asset value as a practical expedient, and have not been classified in the fair value hierarchy.

(b)	This category consists primarily of debt securities issued by municipalities.

(c)	This category primarily consists of US common stock equities.

(d)	These funds invest in US and international common stock equities.

(e)	This category includes plan receivables and payables.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of Pinnacle West’s pension plan and other postretirement benefit plan assets at December 31, 2015, by asset category, are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Other (a)	Balance at December 31, 2015
Pension Plan:
Cash and cash equivalents	$1,893	$—	$—	$1,893
Fixed Income Securities:
Corporate	—	1,108,736	—	1,108,736
U.S. Treasury	274,778	—	—	274,778
Other (b)	—	113,008	—	113,008
Common stock equities (c)	247,701	—	—	247,701
Mutual funds - International equities	116,307	—	—	116,307
Common and collective trusts:
Equities	—	—	315,989	315,989
Real Estate	—	—	150,359	150,359
Partnerships	—	—	169,937	169,937
Short-term investments and other (d)	—	—	44,066	44,066
Total	$640,679	$1,221,744	$680,351	$2,542,774
Other Benefits:
Cash and cash equivalents	$240	$—	$—	$240
Fixed Income Securities:
Corporate	—	217,026	—	217,026
U.S. Treasury	131,435	—	—	131,435
Other (b)	—	31,106	—	31,106
Common stock equities (c)	265,583	—	—	265,583
Mutual funds - International equities	52,568	—	—	52,568
Common and collective trusts:
Equities	—	—	110,055	110,055
Real Estate	—	—	13,512	13,512
Short-term investments and other (d)	—	—	11,492	11,492
Total	$449,826	$248,132	$135,059	$833,017

(a)	These investments primarily represent assets valued using net asset value as a practical expedient, and have not been classified in the fair value hierarchy.

(b)	This category consists primarily of debt securities issued by municipalities.

(c)	This category primarily consists of US common stock equities.

(d)	This category includes plan receivables and payables.

Contributions

Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We made contributions to our pension plan totaling $100 million in 2016, $100 million in 2015, and $175 million in 2014.  The minimum required contributions for the pension plan are zero for the next three years.  We expect to make voluntary contributions up to a total of $300 million during the 2017-2019 period.  With regard to contributions to our other postretirement benefit plans, we made a contribution of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $1 million in each of 2016, 2015 and 2014.  We expect to make contributions of less than $1 million in total for the next three years to our other postretirement benefit plans. APS funds its share of the contributions.  APS’s share of the pension plan contribution was approximately $100 million in 2016, $100 million in 2015 and $175 million in 2014.  APS’s share of the contributions to the other postretirement benefit plan was approximately $1 million in 2016, 2015 and 2014.

Estimated Future Benefit Payments

Benefit payments, which reflect estimated future employee service, for the next five years and the succeeding five years thereafter, are estimated to be as follows (dollars in thousands):

Year	Pension	Other Benefits
2017	$172,859	$31,126
2018	173,232	33,795
2019	182,944	36,195
2020	191,037	37,998
2021	196,292	39,368
Years 2022-2026	1,049,149	201,944

Electric plant participants contribute to the above amounts in accordance with their respective participation agreements.

Employee Savings Plan Benefits

Pinnacle West sponsors a defined contribution savings plan for eligible employees of Pinnacle West and its subsidiaries.  In 2016, costs related to APS’s employees represented 99% of the total cost of this plan.  In a defined contribution savings plan, the benefits a participant receives result from regular contributions participants make to their own individual account, the Company’s matching contributions and earnings or losses on their investments.  Under this plan, the Company matches a percentage of the participants’ contributions in cash which is then invested in the same investment mix as participants elect to invest their own future contributions.  Pinnacle West recorded expenses for this plan of approximately $10 million for 2016, $9 million for 2015, and $9 million for 2014.

8.    Leases

We lease certain vehicles, land, buildings, equipment and miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates. See Note 2 for a discussion of the new lease accounting standard.

Total lease expense recognized in the Consolidated Statements of Income was $16 million in 2016, $17 million in 2015, and $18 million in 2014.  APS’s lease expense was $15 million in 2016, $14 million in 2015, and $15 million in 2014.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future minimum lease payments for Pinnacle West’s and APS’s operating leases, excluding purchased power agreements, are approximately as follows (dollars in thousands):

Year	Pinnacle West Consolidated	APS
2017	$12,330	$11,919
2018	10,987	10,690
2019	9,019	8,767
2020	7,688	7,439
2021	5,266	5,020
Thereafter	59,647	57,207
Total future lease commitments	$104,937	$101,042

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

9.    Jointly-Owned Facilities

APS shares ownership of some of its generating and transmission facilities with other companies.  We are responsible for our share of operating costs which are included in the corresponding operating expenses on our Consolidated Statements of Income. We are also responsible for providing our own financing.  Our share of operating expenses and utility plant costs related to these facilities is accounted for using proportional consolidation.  The following table shows APS’s interests in those jointly-owned facilities recorded on the Consolidated Balance Sheets at December 31, 2016 (dollars in thousands):

	Percent Owned		Plant in Service	Accumulated Depreciation	Construction Work in Progress
Generating facilities:
Palo Verde Units 1 and 3	29.1%		$1,770,324	$1,080,072	$17,615
Palo Verde Unit 2 (a)	16.8%		581,572	360,757	9,717
Palo Verde Common	28.0%	(b)	672,799	242,649	62,479
Palo Verde Sale Leaseback		(a)	351,050	237,535	—
Four Corners Generating Station	63.0%		934,837	578,924	248,072
Navajo Generating Station Units 1, 2 and 3	14.0%		279,629	176,931	5,761
Cholla common facilities (c)	63.3%	(b)	159,707	58,276	806	(d)
Transmission facilities:
ANPP 500kV System	33.6%	(b)	127,970	38,610	2,291
Navajo Southern System	22.5%	(b)	62,135	20,491	334
Palo Verde — Yuma 500kV System	19.0%	(b)	13,699	5,368	408
Four Corners Switchyards	51.3%	(b)	39,850	10,474	1,044
Phoenix — Mead System	17.1%	(b)	39,330	13,725	85
Palo Verde — Rudd 500kV System	50.0%	(b)	91,904	19,818	227
Morgan — Pinnacle Peak System	65.2%	(b)	140,374	13,557	—
Round Valley System	50.0%	(b)	515	127	—
Palo Verde — Morgan System	85.8%	(b)	125,908	1,326	28,949
Hassayampa — North Gila System	80.0%	(b)	142,541	3,231	—
Cholla 500kV Switchyard	85.7%	(b)	5,078	1,201	—
Saguaro 500kV Switchyard	75.0%	(b)	20,456	12,426	2

(a)	See Note 18.

(b)	Weighted-average of interests.

(c)	PacifiCorp owns Cholla Unit 4 and APS operates the unit for PacifiCorp. The common facilities at Cholla are jointly-owned.

(d)	Due to the closure of Cholla Unit 2 in 2015, all new Cholla common facilities construction is owned by APS at 50.5%

4CA is a subsidiary that was formed in 2016 as a result of the purchase of El Paso's 7% interest in Four Corners. At December 31, 2016, 4CA had plant in service of $110 million, accumulated depreciation of $79 million and construction work in progress of $30 million.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Commitments and Contingencies

Palo Verde Nuclear Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the DOE in the Court of Federal Claims.  The lawsuit sought to recover damages incurred due to DOE’s breach of the Standard Contract for failing to accept Palo Verde's spent nuclear fuel and high level waste from January 1, 2007 through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act.  On August 18, 2014, APS and DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment of $57.4 million by DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. APS’s share of this amount is $16.7 million. Amounts recovered in the lawsuit and settlement were recorded as adjustments to a regulatory liability and had no impact on the amount of reported net income. In addition, the settlement agreement provides APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2016, which has been extended to December 31, 2019.

APS has submitted two claims pursuant to the terms of the August 18, 2014 settlement agreement, for two separate time periods during July 1, 2011 through June 30, 2015. The DOE has approved and paid $53.9 million for these claims (APS’s share is $15.7 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. APS’s next claim pursuant to the terms of the August 18, 2014 settlement agreement was submitted to the DOE on October 31, 2016, and approved on February 1, 2017, in the amount of $11.3 million (APS’s share is $3.3 million). Payment for the claim is expected in the second quarter of 2017.

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act ("Price-Anderson Act"), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident up to approximately $13.4 billion per occurrence.  Palo Verde maintains the maximum available nuclear liability insurance in the amount of $375 million (on January 1, 2017 this coverage was increased to $450 million), which is provided by American Nuclear Insurers ("ANI").  The remaining balance of approximately $13.1 billion (on January 1, 2017 this balance was decreased to $13.0 billion) of liability coverage is provided through a mandatory industry-wide retrospective premium program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be responsible for retrospective premiums.  The maximum retrospective premium per reactor under the program for each nuclear liability incident is approximately $127.3 million, subject to a maximum annual premium of $18.9 million per incident.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum retrospective premium per incident for all three units is approximately $111.1 million, with a maximum annual retrospective premium of approximately $16.6 million.

The Palo Verde participants maintain insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion.  APS has also secured accidental outage insurance for a sudden and unforeseen accidental outage of any of the three units. The property damage, decontamination, and accidental outage insurance are provided by Nuclear Electric Insurance Limited

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

("NEIL").  APS is subject to retrospective premium adjustments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds.  The maximum amount APS could incur under the current NEIL policies totals approximately $23.8 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $64 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

Fuel and Purchased Power Commitments and Purchase Obligations

APS is party to various fuel and purchased power contracts and purchase obligations with terms expiring between 2017 and 2043 that include required purchase provisions.  APS estimates the contract requirements to be approximately $977 million in 2017; $737 million in 2018; $598 million in 2019; $525 million in 2020; $524 million in 2021; and $7.3 billion thereafter.  However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances.

Of the various fuel and purchased power contracts mentioned above, some of those contracts for coal supply include take-or-pay provisions.  The current coal contracts with take-or-pay provisions have terms expiring through 2031.

The following table summarizes our estimated coal take-or-pay commitments (dollars in thousands):

	Years Ended December 31,
	2017	2018	2019	2020	2021	Thereafter
Coal take-or-pay commitments (a)	$195,428	$189,588	$193,818	$198,160	$202,619	$2,068,355

(a)	Total take-or-pay commitments are approximately $3.0 billion. The total net present value of these commitments is approximately $2.1 billion.

APS may spend more to meet its actual fuel requirements than the minimum purchase obligations in our coal take-or-pay contracts. The following table summarizes actual amounts purchased under the coal contracts which include take-or-pay provisions for each of the last three years (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Total purchases	$160,066	$211,327	$236,773

Renewable Energy Credits

APS has entered into contracts to purchase renewable energy credits to comply with the RES.  APS estimates the contract requirements to be approximately $40 million in 2017; $40 million in 2018; $40 million in 2019; $40 million in 2020; $40 million in 2021; and $420 million thereafter.  These amounts do not include purchases of renewable energy credits that are bundled with energy.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Coal Mine Reclamation Obligations

APS and 4CA must reimburse certain coal providers for amounts incurred for final and contemporaneous coal mine reclamation.  We account for contemporaneous reclamation costs as part of the cost of the delivered coal.  We utilize site-specific studies of costs expected to be incurred in the future to estimate our final reclamation obligation.  These studies utilize various assumptions to estimate the future costs.  Based on the most recent reclamation studies, APS recorded an obligation for the coal mine final reclamation of approximately $207 million at December 31, 2016 and $202 million at December 31, 2015. 4CA recorded an obligation for the coal mine final reclamation of approximately $15 million at December 31, 2016. Under our current coal supply agreements, APS expects to make payments for the final mine reclamation as follows:  $17 million in 2017; $18 million in 2018; $19 million in 2019; $21 million in 2020; $22 million in 2021; and $241 million thereafter.  4CA expects to make payments for the final mine reclamation as follows: $1 million in 2017; $1 million in 2018; $1 million in 2019; $1 million in 2020; $2 million in 2021; and $17 million thereafter. Any amendments to current coal supply agreements may change the timing of the contribution. Portions of these funds will be held in an escrow account and distributed to certain coal providers under the terms of the applicable coal supply agreements.

Superfund-Related Matters

Superfund establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are PRPs.  PRPs may be strictly, and often are jointly and severally, liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, OU3 in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater RI/FS work plan.  The OU3 working group parties have agreed to a schedule with EPA that calls for the submission of a revised draft RI/FS by June 2017. We estimate that our costs related to this investigation and study will be approximately $2 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

On August 6, 2013, RID filed a lawsuit in Arizona District Court against APS and 24 other defendants, alleging that RID’s groundwater wells were contaminated by the release of hazardous substances from facilities owned or operated by the defendants.  The lawsuit also alleges that, under Superfund laws, the defendants are jointly and severally liable to RID.  The allegations against APS arise out of APS’s current and former ownership of facilities in and around OU3.  As part of a state governmental investigation into groundwater contamination in this area, on January 25, 2015, ADEQ sent a letter to APS seeking information concerning the degree to which, if any, APS’s current and former ownership of these facilities may have contributed to groundwater contamination in this area.  APS responded to ADEQ on May 4, 2015. On December 16, 2016, two RID contractors filed ancillary lawsuits for recovery of costs against APS and the other defendants. We are unable to predict the outcome of these matters; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

Southwest Power Outage

On September 8, 2011 at approximately 3:30 PM, a 500 kV transmission line running between the Hassayampa and North Gila substations in southwestern Arizona tripped out of service due to a fault that

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Environmental Matters

APS is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions of both conventional pollutants and greenhouse gases, water quality, wastewater discharges, solid waste, hazardous waste, and CCRs.  These laws and regulations can change from time to time, imposing new obligations on APS resulting in increased capital, operating, and other costs.  Associated capital expenditures or operating costs could be material.  APS intends to seek recovery of any such environmental compliance costs through our rates, but cannot predict whether it will obtain such recovery.  The following proposed and final rules involve material compliance costs to APS.

Regional Haze Rules.  APS has received the final rulemaking imposing new requirements on Four Corners and the Navajo Plant. EPA will require these plants to install pollution control equipment that constitutes BART to lessen the impacts of emissions on visibility surrounding the plants. EPA recently approved a proposed rule for Regional Haze compliance at Cholla that does not involve the installation of new pollution controls and that will replace an earlier BART determination for this facility. See below for details of the recent Cholla rule approval.

Four Corners. Based on EPA’s final standards, APS estimates that its 63% share of the cost of required controls for Four Corners Units 4 and 5 would be approximately $400 million.  In addition, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso's 7% interest in Four Corners Units 4 and 5. 4CA purchased the El Paso interest on July 6, 2016. NTEC has the option to purchase the interest within a certain timeframe pursuant to an option granted to NTEC. In December 2015, NTEC notified APS of its intent to exercise the option. The cost of the pollution controls related to the 7% interest is approximately $45 million, which will be assumed by the ultimate owner of the 7% interest.

Navajo Plant. APS estimates that its share of costs for upgrades at the Navajo Plant, based on EPA’s FIP, could be up to approximately $200 million.  In October 2014, a coalition of environmental groups, an Indian tribe and others filed petitions for review in the United States Court of Appeals for the Ninth Circuit asking the Court to review EPA's final BART rule for the Navajo Plant. We cannot predict the outcome of this review process. See "Navajo Plant" in Note 3 for information regarding future plans for the Navajo Plant.

Cholla. APS believes that EPA’s original 2012 final rule establishing controls constituting BART for Cholla, which would require installation of SCR controls with a cost to APS of approximately $100 million is unsupported and that EPA had no basis for disapproving Arizona’s SIP and promulgating a FIP that is inconsistent with the state’s considered BART determinations under the regional haze program.  Accordingly,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on February 1, 2013, APS filed a Petition for Review of the final BART rule in the United States Court of Appeals for the Ninth Circuit.  Briefing in the case was completed in February 2014.

In September 2014, APS met with EPA to propose a compromise BART strategy. Pending certain regulatory approvals, APS would permanently close Cholla Unit 2 and cease burning coal at Units 1 and 3 by the mid-2020s. (See Note 3 for details related to the resulting regulatory asset.) APS made the proposal with the understanding that additional emission control equipment is unlikely to be required in the future because retiring and/or converting the units as contemplated in the proposal is more cost effective than, and will result in increased visibility improvement over, the current BART requirements for NOx imposed on the Cholla units under EPA's BART FIP. APS’s proposal involves state and federal rulemaking processes. In light of these ongoing administrative proceedings, on February 19, 2015, APS, PacifiCorp (owner of Cholla Unit 4), and EPA jointly moved the court to sever and hold in abeyance those claims in the litigation pertaining to Cholla pending regulatory actions by the state and EPA. The court granted the parties' unopposed motion on February 20, 2015.

On October 16, 2015, ADEQ issued a revised operating permit for Cholla, which incorporates APS's proposal, and subsequently submitted a proposed revision to the SIP to the EPA, which would incorporate the new permit terms.  On June 30, 2016, EPA issued a proposed rule approving a revision to the Arizona SIP that incorporates APS’s compromise approach for compliance with the Regional Haze program.  EPA signed the final rule approving the Agency's proposal on January 13, 2017. Once the final rule is published in the Federal Register, parties have 60 days to file a petition for review in the Ninth Circuit Court of Appeals. APS cannot predict at this time whether such petitions will be filed or if they will be successful. In addition, under the terms of an executive memorandum issued on January 20, 2017, this final rule will not be published in the Federal Register until after it has been reviewed by an appointee of the President. We cannot predict when such review will occur and what may result from the additional review.

Mercury and Air Toxic Standards ("MATS").  In 2011, EPA issued rules establishing maximum achievable control technology standards to regulate emissions of mercury and other hazardous air pollutants from fossil-fired plants.  APS estimates that the cost for the remaining equipment necessary to meet these standards is approximately $8 million for Cholla. No additional equipment is needed for Four Corners Units 4 and 5 to comply with these rules.  SRP, the operating agent for the Navajo Plant, estimates that APS's share of costs for equipment necessary to comply with the rules is approximately $1 million, the majority of which has already been incurred. Litigation concerning the rules, including supplemental analyses EPA has prepared in support of the MATS regulation, is ongoing. These proceedings do not materially impact APS.  Regardless of the results from further judicial or administrative proceedings concerning the MATS rulemaking, the Arizona State Mercury Rule, the stringency of which is roughly equivalent to that of MATS, would still apply to Cholla.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continue to evaluate any risks associated with CCR disposal and leaves open the possibility that it may regulate CCR as a hazardous waste under RCRA Subtitle C in the future.

On December 16, 2016, President Obama signed the WIIN Act into law, which contains a number of provisions requiring EPA to modify the self-implementing provisions of the Agency's current CCR rules under Subtitle D. Such modifications include new EPA authority to directly enforce the CCR rules through the use of administrative orders and providing states, like Arizona, where the Cholla facility is located, the option of developing CCR disposal unit permitting programs, subject to EPA approval. For facilities in states that do not develop state-specific permitting programs, EPA is required to develop a federal permit program, pending the availability of congressional appropriations. By contrast, for facilities located within the boundaries of Native American tribal reservations, such as the Navajo Nation, where the Navajo Plant and Four Corners facilities are located, EPA is required to develop a federal permit program regardless of appropriated funds. Because EPA has yet to undertake rulemaking proceedings to implement the CCR provisions of the WIIN Act, and Arizona has yet to determine whether it will develop a state-specific permitting program, it is unclear what effects the CCR provisions of the WIIN Act will have on APS's management of CCR.

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $15 million. APS is currently evaluating compliance alternatives for Cholla and estimates that its share of incremental costs to comply with the CCR rule for this plant is in the range of $5 million to $40 million based upon which compliance alternatives are ultimately selected. The Navajo Plant currently disposes of CCR in a dry landfill storage area. APS estimates that its share of incremental costs to comply with the CCR rule for the Navajo Plant is approximately $1 million, the majority of which has already been incurred. Additionally, the CCR rule requires ongoing groundwater monitoring. Depending upon the results of such monitoring at each of Cholla, Four Corners and the Navajo Plant, we may be required to take corrective actions, the costs of which we are unable to reasonably estimate at this time.

Pursuant to a June 24, 2016 order by the D.C. Circuit Court of Appeals in the litigation by industry- and environmental-groups challenging EPA’s CCR regulations, within the next 3 years EPA is required to complete a rulemaking proceeding concerning whether or not boron must be included on the list of groundwater constituents that might trigger corrective action under EPA’s CCR rules.  EPA is not required to take final action approving the inclusion of boron, but EPA must propose and consider its inclusion.  Should EPA take final action adding boron to the list of groundwater constituents that might trigger corrective action, any resulting corrective action measures may increase APS's costs of compliance with the CCR rule at our coal-fired generating facilities.  At this time, though, APS cannot predict when EPA will commence its rulemaking concerning boron or the eventual results of those proceedings.

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

With respect to existing power plants, EPA’s recently finalized “Clean Power Plan” imposes state-specific goals or targets to achieve reductions in CO2 emission rates from existing EGUs measured from a 2012 baseline. In a significant change from the proposed rule, EPA’s final performance standards apply directly to specific units based upon their fuel-type and configuration (i.e., coal- or oil-fired steam plants versus combined cycle natural gas plants). As such, each state’s goal is an emissions performance standard

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that reflects the fuel mix employed by the EGUs in operation in those states. The final rule provides guidelines to states to help develop their plans for meeting the interim (2022-2029) and final (2030 and beyond) emission performance standards, with three distinct compliance periods within that timeframe. States were originally required to submit their plans to EPA by September 2016, with an optional two-year extension provided to states establishing a need for additional time; however, this timing will be impacted by the court-imposed stay described below.

Prior to the court-imposed stay described below, ADEQ, with input from a technical working group comprised of Arizona utilities and other stakeholders, was working to develop a compliance plan for submittal to EPA. Since the imposition of the stay, ADEQ is continuing to assess alternatives while completing outreach and soliciting feedback from stakeholders. In addition to these ongoing state proceedings, EPA has taken public comments on proposed model rules and a proposed federal compliance plan, which included consideration as to how the Clean Power Plan will apply to EGUs on tribal land such as the Navajo Nation.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the event that the incurrence of compliance costs is not economically viable or prudent for our operations in Arizona or on the Navajo Nation, or if we do not have the option of acquiring allowances to account for the emissions from our operations, we may explore other options, including reduced levels of output or potential plant closures, as alternatives to purchasing allowances. Given these uncertainties, our analysis of the available compliance options remains ongoing, and additional information or considerations may arise that change our expectations.

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

Federal Agency Environmental Lawsuit Related to Four Corners

On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine.  The lawsuit alleges that these federal agencies violated both the ESA and NEPA in providing the federal approvals necessary to extend operations at the Four Corners Power Plant and the adjacent Navajo Mine past July 6, 2016.  APS filed a motion to intervene in the proceedings, which was granted on August 3, 2016. Briefing on the merits of this litigation is expected to extend through May 2017. On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. Because the court has placed a stay on all litigation deadlines pending its decision regarding NTEC's motion to dismiss, the schedule for briefing and the anticipated timeline for completion of this litigation will likely be extended. We cannot predict the outcome of this matter or its potential effect on Four Corners.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 16, 2016, APS and the coal supplier entered into a final settlement agreement with the NMTRD with respect to the Assessment. Pursuant to the final settlement agreement, the NMTRD agreed to release the Assessment, dismiss its filed appeal, and release its rights to any other surtax claims with respect to the coal supply agreement. APS and the other Four Corners co-owners agreed to forgo refund rights with respect to all of the contested amounts previously paid under the applicable tax statute, as well as pay $1 million. APS's share of this settlement payment, together with its share of the partial payment described above, is approximately $0.8 million.

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

On May 13, 2016, Peabody filed a complaint against the Buyers in the bankruptcy court in which Peabody alleged that the Buyers breached the Agreement. On January 27, 2017, the bankruptcy court approved a settlement between the parties, and on February 6, 2017 the parties executed an amendment to the Coal Supply Agreement that allows for continuation of the agreement with modified terms and conditions acceptable to the parties.

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support certain commodity contract collateral obligations and other transactions. As of December 31, 2016, standby letters of credit totaled $35 million and will expire in 2017. As of December 31, 2016, surety bonds expiring through 2019 totaled $53 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at December 31, 2016. Effective July 6, 2016, Pinnacle West has issued two parental guarantees for 4CA relating to payment obligations arising from 4CA’s acquisition of El Paso’s 7% interest in Four Corners, and pursuant to the Four Corners participation agreement payment obligations arising from 4CA’s ownership interest in Four Corners.

11.     Asset Retirement Obligations

APS has asset retirement obligations for its Palo Verde nuclear facilities and certain other generation assets.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2016, APS recognized an ARO for the Ocotillo steam units as a condition of the air permit (issued in 2016) to allow the construction and operation of five new turbine units. This resulted in an increase to the ARO in the amount of $10 million. In addition, 4CA acquired El Paso's share of Four Corners Units 4 & 5 and the associated ARO. This resulted in an increase to the ARO in the amount of $9 million. In addition, Four Corners spent $16 million in actual decommissioning costs. Finally, in 2016, APS received a new decommissioning study for the Palo Verde Nuclear Generating Station. This resulted in an increase to the ARO in the amount of $151 million, an increase in plant in service of $131 million, and a reduction of the regulatory liability of $20 million.

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

The following table shows the change in our asset retirement obligations for 2016 and 2015 (dollars in thousands):

	2016	2015
Asset retirement obligations at the beginning of year	$443,576	$390,750
Changes attributable to:
Accretion expense	26,656	25,163
Settlements	(15,732)	(32,048)
Estimated cash flow revisions	151,046	17,556
Newly incurred or acquired obligations	18,929	42,155
Asset retirement obligations at the end of year	$624,475	$443,576

Decommissioning activities for Four Corners Units 1-3 began in January 2014. Thus, $9 million of the total ARO of $624 million at December 31, 2016, is classified as a current liability on the balance sheet. At December 31, 2015, $29 million of the total ARO of $444 million was classified as a current liability on the balance sheet.

In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal.  See detail of regulatory liabilities in Note 3.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Selected Quarterly Financial Data (Unaudited)

Consolidated quarterly financial information for 2016 and 2015 is provided in the tables below (dollars in thousands, except per share amounts).  Weather conditions cause significant seasonal fluctuations in our revenues; therefore, results for interim periods do not necessarily represent results expected for the year.

	2016 Quarter Ended				2016
	March 31,	June 30,	September 30,	December 31,	Total
Operating revenues	$677,167	$915,394	$1,166,922	$739,199	$3,498,682
Operations and maintenance	243,195	242,279	217,568	208,277	911,319
Operating income	50,162	231,748	451,258	122,816	855,984
Income taxes	1,914	65,742	141,446	27,309	236,411
Net income	9,326	126,182	267,900	58,119	461,527
Net income attributable to common shareholders	4,453	121,308	263,027	53,246	442,034

Earnings Per Share:
Net income attributable to common shareholders — Basic	$0.04	$1.09	$2.36	$0.48	$3.97
Net income attributable to common shareholders — Diluted	0.04	1.08	2.35	0.47	3.95

	2015 Quarter Ended				2015
	March 31,	June 30,	September 30,	December 31,	Total
Operating revenues	$671,219	$890,648	$1,199,146	$734,430	$3,495,443
Operations and maintenance	214,944	210,965	220,449	222,019	868,377
Operating income	67,684	231,973	445,111	109,834	854,602
Income taxes	7,947	67,371	139,555	22,847	237,720
Net income	20,727	127,507	261,978	45,978	456,190
Net income attributable to common shareholders	16,122	122,902	257,116	41,117	437,257

Earnings Per Share:
Net income attributable to common shareholders — Basic	$0.15	$1.11	$2.32	$0.37	$3.94
Net income attributable to common shareholders — Diluted	0.14	1.10	2.30	0.37	3.92

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Quarterly Financial Data (Unaudited) - APS

APS's quarterly financial information for 2016 and 2015 is as follows (dollars in thousands):

	2016 Quarter Ended,				2016
	March 31,	June 30,	September 30,	December 31,	Total
Operating revenues	$676,632	$909,757	$1,166,359	$737,006	$3,489,754
Operations and maintenance	238,711	233,712	209,366	197,319	879,108
Operating income	48,930	165,684	307,601	95,765	617,980
Net income attributable to common shareholder	7,253	127,188	269,220	58,480	462,141

	2015 Quarter Ended,				2015
	March 31,	June 30,	September 30,	December 31,	Total
Operating revenues	$670,668	$889,723	$1,198,380	$733,586	$3,492,357
Operations and maintenance	209,947	208,031	216,011	219,146	853,135
Operating income	61,333	162,704	301,238	86,709	611,984
Net income attributable to common shareholder	19,868	125,362	261,187	43,857	450,274

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain instruments have been valued using the concept of Net Asset Value (“NAV”), as a practical expedient. These instruments are typically structured as investment companies offering shares or units to multiple investors for the purpose of providing a return. These instruments are similar to mutual funds; however, they are not traded on an exchange. During the first quarter of 2016 we retrospectively adopted new accounting guidance that requires certain instruments valued using NAV to no longer be classified within the fair value hierarchy. As such, certain instruments valued using NAV are included in our fair value disclosures and tables in a separate column; however, these investments are not classified within any of the fair value hierarchy levels. Prior to the adoption of this guidance these instruments were typically reported within Level 2 or Level 3. The adoption of this guidance changes our fair value disclosures, but does not impact the methodology for valuing these instruments, or our financial statement results.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at December 31, 2016 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at December 31, 2016
Assets
Coal reclamation trust - cash equivalents (b)	$14,521	$—	$—	$—		$14,521
Risk management activities — derivative instruments:
Commodity contracts	—	43,722	11,076	(35,103)	(c)	19,695
Nuclear decommissioning trust:
U.S. commingled equity funds	—	—	—	353,261	(d)	353,261
Fixed income securities:
Cash and cash equivalent funds	—	—	—	795	(e)	795
U.S. Treasury	95,441	—	—	—		95,441
Corporate debt	—	111,623	—	—		111,623
Mortgage-backed securities	—	115,337	—	—		115,337
Municipal bonds	—	80,997	—	—		80,997
Other	—	22,132	—	—		22,132
Subtotal nuclear decommissioning trust	95,441	330,089	—	354,056		779,586
Total	$109,962	$373,811	$11,076	$318,953		$813,802
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(45,641)	$(58,482)	$31,049	(c)	$(73,074)

(a)	Primarily consists of long-dated electricity contracts.

(b)
Represents investments restricted for coal mine reclamation funding related to Four Corners. These assets are included in the Other Assets line item, reported under the Investments and Other Assets section of our Consolidated Balance Sheets.

(c)	Represents counterparty netting, margin and collateral. See Note 16.

(d)	Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

(e)	Represents nuclear decommissioning trust net pending securities sales and purchases.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value at December 31, 2015 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at December 31, 2015
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$22,992	$30,364	$(25,345)	(b)	$28,011
Nuclear decommissioning trust:
U.S. commingled equity funds	—	—	—	314,957	(c)	314,957
Fixed income securities:
Cash and cash equivalent funds	12,260	—	—	(335)	(d)	11,925
U.S. Treasury	117,245	—	—	—		117,245
Corporate debt	—	96,243	—	—		96,243
Mortgage-backed securities	—	99,065	—	—		99,065
Municipal bonds	—	72,206	—	—		72,206
Other	—	23,555	—	—		23,555
Subtotal nuclear decommissioning trust	129,505	291,069	—	314,622		735,196
Total	$129,505	$314,061	$30,364	$289,277		$763,207
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(144,044)	$(63,343)	$39,698	(b)	$(167,689)

(a)	Primarily consists of heat rate options and other long-dated electricity contracts.

(b)	Represents counterparty netting, margin and collateral. See Note 16.

(c)	Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

(d)	Represents nuclear decommissioning trust net pending securities sales and purchases.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our option contracts classified as Level 3 primarily relate to purchase heat rate options.  The remaining option contract expired on October 1, 2016. The significant unobservable inputs at December 31, 2015 for these instruments include electricity prices, and volatilities.  If electricity prices and electricity price volatilities increase, we would expect the fair value of these options to increase, and if these valuation inputs decrease, we would expect the fair value of these options to decrease.  If natural gas prices and natural gas price volatilities increase, we would expect the fair value of these options to decrease, and if these inputs decrease, we would expect the fair value of the options to increase.  The commodity prices and volatilities do not always move in corresponding directions.  The options’ fair values are impacted by the net changes of these various inputs.

Other unobservable valuation inputs include credit and liquidity reserves which do not have a material impact on our valuations; however, significant changes in these inputs could also result in higher or lower fair value measurements.

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at December 31, 2016 and December 31, 2015:

	December 31, 2016 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input	Range	Weighted-Average
Commodity Contracts	Assets	Liabilities
Electricity:
Forward Contracts (a)	$10,648	$32,042	Discounted cash flows	Electricity forward price (per MWh)	$16.43 - $41.07	$29.86
Natural Gas:
Forward Contracts (a)	428	26,440	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.32 - $3.60	$2.81
Total	$11,076	$58,482

(a)	Includes swaps and physical and financial contracts.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input	Range	Weighted-Average
Commodity Contracts	Assets	Liabilities
Electricity:
Forward Contracts (a)	$24,543	$54,679	Discounted cash flows	Electricity forward price (per MWh)	$15.92 - $40.73	$26.86
Option Contracts (b)	—	5,628	Option model	Electricity forward price (per MWh)	$23.87 - $44.13	$33.91
				Electricity price volatilities	40% - 59%	52%
				Natural gas price volatilities	32% - 40%	35%
Natural Gas:
Forward Contracts (a)	5,821	3,036	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.18 - $3.14	$2.61
Total	$30,364	$63,343

(a)	Includes swaps and physical and financial contracts.

(b)	Electricity and natural gas price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

The following table shows the changes in fair value for our risk management activities’ assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
Commodity Contracts	2016	2015
Net derivative balance at beginning of period	$(32,979)	$(41,386)
Total net gains (losses) realized/unrealized:
Included in earnings	—	—
Included in OCI	88	(452)
Deferred as a regulatory asset or liability	(37,543)	(4,009)
Settlements	15,146	14,809
Transfers into Level 3 from Level 2	1,900	(6,256)
Transfers from Level 3 into Level 2	5,982	4,315
Net derivative balance at end of period	$(47,406)	$(32,979)
Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Not Carried at Fair Value

The carrying value of our net accounts receivable, accounts payable and short-term borrowings approximate fair value.  Our short-term borrowings are classified within Level 2 of the fair value hierarchy.  See Note 6 for our long-term debt fair values.

14.    Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for continuing operations attributable to common shareholders for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	2016	2015	2014
Net income attributable to common shareholders	$442,034	$437,257	$397,595
Weighted average common shares outstanding — basic	111,409	111,026	110,626
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	637	526	552
Weighted average common shares outstanding — diluted	112,046	111,552	111,178
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders - basic	$3.97	$3.94	$3.59
Net Income attributable to common shareholders - diluted	$3.95	$3.92	$3.58

15.    Stock-Based Compensation

Pinnacle West has incentive compensation plans under which stock-based compensation is granted to officers, key-employees, and non-officer members of the Board of Directors. Awards granted under the 2012 Long-Term Incentive Plan (“2012 Plan”) may be in the form of stock grants, restricted stock units, stock units, performance shares, restricted stock, dividend equivalents, performance share units, performance cash, incentive and non-qualified stock options, and stock appreciation rights.  The 2012 Plan authorizes up to 4.6 million common shares to be available for grant.  As of December 31, 2016, 2.5 million common shares were available for issuance under the 2012 Plan. During 2016, 2015, and 2014, the Company granted awards in the form of restricted stock units, stock units, stock grants, and performance shares. Awards granted from 2007 to 2011 were issued under the 2007 Long-Term Incentive Plan (“2007 Plan”), and no new awards may be granted under the 2007 Plan.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense and Activity

During the fourth quarter of 2016, we adopted new stock-based compensation accounting guidance prescribed by ASU 2016-09, see Note 2. Prior to the adoption of this guidance we had certain awards that were accounted for as liability awards due to the ability of the employee to withhold taxes beyond the minimum statutory tax withholding rate. Under the new standard, the tax withholding terms of our awards no longer trigger liability treatment. Accordingly, effective, January 1, 2016 certain awards that were previously classified as liability awards are now accounted for as equity awards. The impacts of this accounting change relating to prior years have been applied using a modified retrospective approach, resulting in a $6 million cumulative-effect adjustment, net of income tax expense of $3 million, to increase Retained Earnings as of January 1, 2016. The impacts of this accounting change relating to the current year, resulted in a pre-tax $12 million adjustment to decrease operations and maintenance expense that was recognized during the fourth quarter of 2016. Due to this transition approach, the following discussion reflects this change in the 2016 expense and activity; however, expense and activities relating to 2015 and 2014 reflect the historical treatment. The new standard also requires excess income tax benefits and deficiencies arising from stock based compensation to now be recognized in the period incurred, simplifies accounting for forfeitures, and clarifies certain cash flow presentation matters. These other provisions of the standard did not have a material impact on our consolidated financial statements.

Compensation cost included in net income for stock-based compensation plans was $19 million in 2016, $19 million in 2015, and $33 million in 2014.  The compensation cost capitalized is immaterial for all years. Income tax benefits related to stock-based compensation arrangements were $10 million in 2016, $7 million in 2015, and $13 million in 2014.

As of December 31, 2016, there were approximately $13 million of unrecognized compensation costs related to nonvested stock-based compensation arrangements. We expect to recognize these costs over a weighted-average period of 2 years.

The total fair value of shares vested was $22 million in 2016, $21 million in 2015 and $22 million in 2014.

The following table is a summary of awards granted and the weighted-average grant date fair value for the three years ended 2016, 2015 and 2014.

	Restricted Stock Units, Stock Grants, and Stock Units (a)			Performance Shares (b)
	2016	2015	2014	2016	2015	2014
Units granted	141,811	152,651	179,291	166,666	151,430	166,244
Weighted-average grant date fair value	$67.34	$64.12	$54.89	$66.60	$64.97	$54.86

(a)	Units granted includes awards that will be cash settled of 43,952 in 2016, 45,104 in 2015, and 49,018 in 2014.

(b)	Reflects the target payout level.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of the status of non-vested awards as of December 31, 2016 and changes during the year.

	Restricted Stock Units, Stock Grants, and Stock Units			Performance Shares
	Shares		Weighted-Average Grant Date Fair Value	Shares (b)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2016	428,287		$56.69	305,832	$58.86
Granted	141,811		67.34	166,666	66.60
Change in performance factor	—		—	15,573	54.09
Vested	(230,881)		55.07	(171,303)	54.09
Forfeited (c)	(3,958)		62.86	(4,044)	62.34
Nonvested at December 31, 2016	335,259	(a)	62.04	312,724	65.32
Vested Awards Outstanding at December 31, 2016	174,201			171,303

(a)	Includes 112,554 of awards that will be cash settled.

(b)
The nonvested performance shares are reflected at target payout level.  The performance metric component increase or decrease in the number of shares from the target level to the estimated actual payout level is included in the increase for performance factor amounts in the year the award vests.

(c)	We account for forfeitures as they occur.

Share-based liabilities paid relating to restricted stock units were $3 million, $10 million and $9 million in 2016, 2015 and 2014, respectively. This includes cash used to settle restricted stock units of $3 million for each of the years 2016, 2015 and 2014. Restricted stock units that are cash settled are classified as liability awards. Share-based liabilities paid relating to performance shares were $16 million in 2015 and $12 million in 2014. In 2016, performance shares were classified as equity awards.

Restricted Stock Units, Stock Grants, and Stock Units

Restricted stock units are granted to officers and key employees.  Restricted stock units typically vest and settle in equal annual installments over a 4-year period after the grant date.  Vesting is typically dependent upon continuous service during the vesting period; however, awards granted to retirement-eligible employees will vest upon the employee's retirement. Awardees elect to receive payment in either 100% stock, or 50% in cash and 50% in stock. Restricted stock unit awards typically include a dividend equivalent feature. This feature allows each award to accrue dividend rights equal to the dividends they would have received had they directly owned the stock. Interest on dividend rights compounds quarterly. If the award is forfeited the employee is not entitled to the dividends on those shares.

In December 2012, the Company granted a retention award of 50,617 performance-linked restricted stock units to the Chairman of the Board and Chief Executive Officer of Pinnacle West.  This award vested on December 31, 2016, because he remained employed with the Company through that date.  The Board can increase the number of awards that vest, up to an additional 33,745 restricted stock units, payable in stock, if certain performance requirements are met.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation cost for restricted stock unit awards is based on the fair value of the award, with the fair value being the market price of our stock on the measurement date. Restricted stock unit awards that will be settled in cash are accounted for as liability awards, with compensation cost initially calculated on the date of grant using the Company’s closing stock price, and remeasured at each balance sheet date. Restricted stock unit awards that will be settled in shares are accounted for as equity awards, with compensation cost calculated using the Company's closing stock price on the date of grant. Compensation cost is recognized over the requisite service period based on the fair value of the award.

Stock grants are issued to non-officer members of the Board of Directors. They may elect to receive the stock grant, or to defer receipt until a later date and receive stock units in lieu of the stock grant.  The members of the Board of Directors who elect to defer may elect to receive payment in either 100% stock, or 50% in cash and 50% in stock.  Each stock unit is convertible to one share of stock. The stock units accrue dividend rights, equal to the amount of dividends the Directors would have received had they directly owned stock equal to the number of vested restricted stock units or stock units from the date of grant to the date of payment, plus interest compounded quarterly.  The dividends and interest are paid, based on the Director’s election, in either stock, or 50% in cash and 50% in stock.

Performance Share Awards

Performance share awards are granted to officers and key employees.  The awards contain two separate performance criteria that affect the number of shares that may be received if after the end of a 3-year performance period the performance criteria are met. For the first criteria, the number of shares that will vest is based upon six non-financial separate performance metrics (i.e., the metric component). The other criteria is based upon Pinnacle West's total shareholder return (TSR) in relation to the TSR of other companies in a specified utility index (i.e., the TSR component). The exact number of shares issued will vary from 0% to 200% of the target award.  Shares received include dividend rights paid in stock equal to the amount of dividends that they would have received had they directly owned stock, equal to the number of vested performance shares from the date of grant to the date of payment plus interest compounded quarterly. If the award is forfeited or if the performance criteria are not achieved the employee is not entitled to the dividends on those shares.

Performance share awards are accounted for as equity awards, with compensation cost based on the fair value of the award on grant date. Compensation cost relating to the metric component of the award is based on the Company’s closing stock price on the date of grant, with compensation cost recognized over the requisite service period based on the number of shares expected to vest. Management evaluates the probability of meeting the metric component at each balance sheet date. If the metric component criteria are not ultimately achieved, no compensation cost is recognized relating to the metric component, and any previously recognized compensation cost is reversed. Compensation cost relating to the TSR component of the award is determined using a Monte Carlo simulation valuation model, with compensation cost recognized ratably over the requisite service period, regardless of the number of shares that actually vest.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2016, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	1,314	GWh
Gas	194	Billion cubic feet

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Financial Statement	Year Ended December 31,
Commodity Contracts	Location	2016	2015	2014
Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	OCI — derivative instruments	$47	$(615)	$(372)
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	(3,926)	(5,988)	(21,415)

(a)	During the years ended December 31, 2016, 2015, and 2014, we had no losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)	Amounts are before the effect of PSA deferrals.

During the next twelve months, we estimate that a net loss of $3 million before income taxes will be reclassified from accumulated OCI as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, most of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Financial Statement	Year Ended December 31,
Commodity Contracts	Location	2016	2015	2014
Net Gain Recognized in Income	Operating revenues	$771	$574	$324
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	25,711	(108,973)	(66,367)
Total		$26,482	$(108,399)	$(66,043)

(a)	Amounts are before the effect of PSA deferrals.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The significant majority of our derivative instruments are not currently designated as hedging instruments.  The Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, include gross liabilities of $2 million and $3 million, respectively, of derivative instruments designated as hedging instruments.

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of December 31, 2016 and 2015.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Consolidated Balance Sheets.

As of December 31, 2016: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current assets	$48,094	$(28,400)	$19,694	$—	$19,694
Investments and other assets	6,704	(6,703)	1	—	1
Total assets	54,798	(35,103)	19,695	—	19,695

Current liabilities	(50,182)	28,400	(21,782)	(4,054)	(25,836)
Deferred credits and other	(53,941)	6,703	(47,238)	—	(47,238)
Total liabilities	(104,123)	35,103	(69,020)	(4,054)	(73,074)
Total	$(49,325)	$—	$(49,325)	$(4,054)	$(53,379)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.

(c)
Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $4,054.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of December 31, 2016, we have no counterparties with positive exposures of greater than 10% of risk management assets. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties' debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about our derivative instruments that have credit-risk-related contingent features at December 31, 2016 (dollars in thousands):

December 31, 2016
Aggregate fair value of derivative instruments in a net liability position	$104,123
Cash collateral posted	—
Additional cash collateral in the event credit-risk related contingent features were fully triggered (a)	23,914

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $144 million if our debt credit ratings were to fall below investment grade.

17.    Other Income and Other Expense

The following table provides detail of Pinnacle West's Consolidated other income and other expense for 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Other income:
Interest income	$884	$493	$1,010
Debt return on the purchase of Four Corners units 4 & 5	—	—	8,386
Miscellaneous	17	128	212
Total other income	$901	$621	$9,608
Other expense:
Non-operating costs	$(9,235)	$(11,292)	$(9,657)
Investment losses — net	(1,747)	(2,080)	(9,426)
Miscellaneous	(4,355)	(4,451)	(2,663)
Total other expense	$(15,337)	$(17,823)	$(21,746)

Other Income and Other Expense - APS

The following table provides detail of APS’s other income and other expense for 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Other income:
Interest income	$261	$163	$689
Debt return on the purchase of Four Corners units 4 & 5	—	—	8,386
Gain on disposition of property	5,745	716	1,197
Miscellaneous	2,601	1,955	1,023
Total other income	$8,607	$2,834	$11,295
Other expense:
Non-operating costs (a)	$(11,034)	$(11,648)	$(10,397)
Loss on disposition of property	(1,246)	(2,219)	(615)
Miscellaneous	(5,234)	(5,152)	(2,391)
Total other expense	$(17,514)	$(19,019)	$(13,403)

(a)As defined by FERC, includes non-operating utility income and expense (items excluded from utility rate recovery).

18.    Palo Verde Sale Leaseback Variable Interest Entities

In 1986, APS entered into agreements with three separate VIE lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities.  APS will retain the assets through 2023 under one lease and 2033 under the other two leases. APS will be required to make payments relating to these leases of approximately $23 million annually for the period 2017 through 2023, and about $16 million annually for the period 2024 through 2033. At the end of the lease period, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to two years, or return the assets to the lessors.

The leases' terms give APS the ability to utilize the assets for a significant portion of the assets' economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs' economic performance. Predominantly due to the lease terms, APS has been deemed the primary beneficiary of these VIEs and therefore consolidates the VIEs.

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for 2016, 2015 and 2014 of $19 million, $19 million and $26 million, respectively, entirely attributable to the noncontrolling interests.  Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Consolidated Balance Sheets at December 31, 2016 and December 31, 2015 include the following amounts relating to the VIEs (dollars in thousands):

	December 31, 2016	December 31, 2015
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$113,515	$117,385
Equity-Noncontrolling interests	132,290	135,540

Assets of the VIEs are restricted and may only be used for payment to the noncontrolling interest holders.  These assets are reported on our consolidated financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider reasonably likely to occur.  Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event were to occur during the lease periods, APS may be required to pay the noncontrolling equity participants approximately $291 million beginning in 2017, and up to $456 million over the lease extension term.

For regulatory ratemaking purposes, the agreements continue to be treated as operating leases and, as a result, we have recorded a regulatory asset relating to the arrangements.

19.    Nuclear Decommissioning Trusts

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust funds at their fair value on our Consolidated Balance Sheets.  See Note 13 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have deferred realized and unrealized gains and losses (including other-than-temporary impairments on investment securities) in other regulatory liabilities.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at December 31, 2016 and December 31, 2015 (dollars in thousands):

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2016
Equity securities	$353,261	$188,091	$—
Fixed income securities	425,530	9,820	(4,962)
Net receivables (a)	795	—	—
Total	$779,586	$197,911	$(4,962)

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2015
Equity securities	$314,957	$157,098	$(115)
Fixed income securities	420,574	11,955	(2,645)
Net payables (a)	(335)	—	—
Total	$735,196	$169,053	$(2,760)

(a)	Net receivables/(payables) relate to pending purchases and sales of securities.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Realized gains	$11,213	$5,189	$4,725
Realized losses	(10,106)	(6,225)	(4,525)
Proceeds from the sale of securities (a)	633,410	478,813	356,195

(a)	Proceeds are reinvested in the trust.

The fair value of fixed income securities, summarized by contractual maturities, at December 31, 2016 is as follows (dollars in thousands):

Fair Value
Less than one year	$13,063
1 year – 5 years	119,292
5 years – 10 years	105,612
Greater than 10 years	187,563
Total	$425,530

20.    Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2016	2015
Balance at beginning of period	$(44,748)	$(68,141)
Derivative Instruments
OCI (loss) before reclassifications	(538)	(957)
Amounts reclassified from accumulated other comprehensive loss (a)	2,941	4,187
Net current period OCI (loss)	2,403	3,230
Pension and Other Postretirement Benefits
OCI (loss) before reclassifications	(4,509)	16,980
Amounts reclassified from accumulated other comprehensive loss (b)	3,032	3,183
Net current period OCI (loss)	(1,477)	20,163
Balance at end of period	$(43,822)	$(44,748)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 16.

(b)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 7.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accumulated Other Comprehensive Loss - APS

The following table shows the changes in APS's accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2016	2015
Balance at beginning of period	$(27,097)	$(48,333)
Derivative Instruments
OCI (loss) before reclassifications	(538)	(957)
Amounts reclassified from accumulated other comprehensive loss (a)	2,941	4,187
Net current period OCI (loss)	2,403	3,230
Pension and Other Postretirement Benefits
OCI (loss) before reclassifications	(3,821)	14,726
Amounts reclassified from accumulated other comprehensive loss (b)	3,092	3,280
Net current period OCI (loss)	(729)	18,006
Balance at end of period	$(25,423)	$(27,097)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 16.

(b)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 7.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating revenues	$370	$550	$642
Operating expenses	26,424	12,733	23,507
Operating loss	(26,054)	(12,183)	(22,865)
Other
Equity in earnings of subsidiaries	462,027	446,508	411,528
Other expense	(1,771)	(3,302)	(3,276)
Total	460,256	443,206	408,252
Interest expense	3,151	2,672	3,663
Income before income taxes	431,051	428,351	381,724
Income tax benefit	(10,983)	(8,906)	(15,871)
Net income attributable to common shareholders	442,034	437,257	397,595
Other comprehensive income — attributable to common shareholders	926	23,393	9,912
Total comprehensive income — attributable to common shareholders	$442,960	$460,650	$407,507

See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$41	$17,432
Accounts receivable	81,751	93,093
Income tax receivable	—	14,895
Other current assets	340	197
Total current assets	82,132	125,617
Investments and other assets
Investments in subsidiaries	5,084,035	4,815,236
Deferred income taxes	53,805	41,065
Other assets	38,500	43,422
Total investments and other assets	5,176,340	4,899,723
Total Assets	$5,258,472	$5,025,340
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,421	$5,901
Accrued taxes	12,050	6,904
Common dividends payable	72,926	69,363
Short-term borrowings	41,700	—
Current maturities of long-term debt	125,000	—
Other current liabilities	31,182	33,120
Total current liabilities	288,279	115,288

Long-term debt less current maturities	—	125,000

Pension liabilities	21,057	21,933
Other	13,224	43,662
Total deferred credits and other	34,281	65,595
Common stock equity
Common stock	2,591,897	2,535,862
Accumulated other comprehensive loss	(43,822)	(44,748)
Retained earnings	2,255,547	2,092,803
Total Pinnacle West Shareholders’ equity	4,803,622	4,583,917
Noncontrolling interests	132,290	135,540
Total Equity	4,935,912	4,719,457
Total Liabilities and Equity	$5,258,472	$5,025,340

See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$442,034	$437,257	$397,595
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries — net	(462,027)	(446,508)	(411,528)
Depreciation and amortization	85	92	94
Deferred income taxes	(12,402)	12,967	4,406
Accounts receivable	15,823	11,336	(22,945)
Accounts payable	10,402	637	2,017
Accrued taxes and income tax receivables — net	20,041	(12,882)	(1,795)
Dividends received from subsidiaries	239,300	266,900	253,600
Other	5,514	(6,995)	18,432
Net cash flow provided by operating activities	258,770	262,804	239,876
Cash flows from investing activities
Construction work in progress	(18,457)	(3,462)	—
Investments in subsidiaries	(19,242)	(3,491)	(10,236)
Repayments of loans from subsidiaries	1,026	157	322
Advances of loans to subsidiaries	(2,092)	(1,010)	(1,450)
Net cash flow used for investing activities	(38,765)	(7,806)	(11,364)
Cash flows from financing activities
Issuance of long-term debt	—	—	125,000
Short-term debt borrowings under revolving credit facility	40,000	—	—
Commercial Paper - net	1,700	—	—
Dividends paid on common stock	(274,229)	(260,027)	(246,671)
Repayment of long-term debt	—	—	(125,000)
Common stock equity issuance - net of purchases	(4,867)	19,373	15,288
Other	—	—	161
Net cash flow used for financing activities	(237,396)	(240,654)	(231,222)
Net increase (decrease) in cash and cash equivalents	(17,391)	14,344	(2,710)
Cash and cash equivalents at beginning of year	17,432	3,088	5,798
Cash and cash equivalents at end of year	$41	$17,432	$3,088
     See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
NOTES TO FINANCIAL STATEMENTS OF HOLDING COMPANY

The Combined Notes to Consolidated Financial Statements in Part II, Item 8 should be read in conjunction with the Pinnacle West Capital Corporation Holding Company Financial Statements.

The Pinnacle West Capital Corporation Holding Company Financial Statements have been prepared to present the financial position, results of operations and cash flows of the Pinnacle West Capital Corporation on a stand-alone basis as a holding company. Investments in subsidiaries are accounted for using the equity method.

PINNACLE WEST CAPITAL CORPORATION
SCHEDULE II — RESERVE FOR UNCOLLECTIBLES
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of period
Reserve for uncollectibles:
2016	$3,125	$4,025	$—	$4,113	$3,037
2015	3,094	4,073	—	4,042	3,125
2014	3,203	3,942	—	4,051	3,094

ARIZONA PUBLIC SERVICE COMPANY
SCHEDULE II — RESERVE FOR UNCOLLECTIBLES
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of period
Reserve for uncollectibles:
2016	$3,125	$4,025	$—	$4,113	$3,037
2015	3,094	4,073	—	4,042	3,125
2014	3,203	3,942	—	4,051	3,094

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of December 31, 2016.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’s disclosure controls and procedures as of December 31, 2016.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

(b)Management’s Annual Reports on Internal Control Over Financial Reporting

Reference is made to “Management’s Report on Internal Control over Financial Reporting (Pinnacle West Capital Corporation)” in Item 8 of this report and “Management’s Report on Internal Control over Financial Reporting (Arizona Public Service Company)” in Item 8 of this report.

(c)Attestation Reports of the Registered Public Accounting Firm

Reference is made to “Report of Independent Registered Public Accounting Firm” in Item 8 of this report and “Report of Independent Registered Public Accounting Firm” in Item 8 of this report on the internal control over financial reporting of Pinnacle West and APS, respectively.

(d)Changes In Internal Control Over Financial Reporting

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS
AND CORPORATE GOVERNANCE OF PINNACLE WEST

Reference is hereby made to “Information About Our Board and Corporate Governance,” “Proposal 1 — Election of Directors” and to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Pinnacle West Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2017 (the “2017 Proxy Statement”) and to the “Executive Officers of Pinnacle West” section in Part I of this report.

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

ITEM 11.  EXECUTIVE COMPENSATION

Reference is hereby made to “Directors’ Compensation,” “Report of the Human Resources Committee,” “Executive Compensation,” and “Human Resources Committee Interlocks and Insider Participation” in the 2017 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Reference is hereby made to “Ownership of Pinnacle West Stock” and "Equity Compensation Plan Table" in the 2017 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is hereby made to “Information About Our Board and Corporate Governance” and “Related Party Transactions” in the 2017 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT
FEES AND SERVICES

Pinnacle West

Reference is hereby made to “Accounting and Auditing Matters — Audit Fees and — Pre-Approval Policies” in the 2017 Proxy Statement.

APS

The following fees were paid to APS’s independent registered public accountants, Deloitte & Touche LLP, for the last two fiscal years:

Type of Service	2015	2016
Audit Fees (1)	$2,014,747	$2,137,925
Audit-Related Fees (2)	233,555	283,070
All Other Fees (3)	10,000	—

(1)     The aggregate fees billed for services rendered for the audit of annual financial statements and for review of financial statements included in Reports on Form 10-Q.
(2)     The aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not included in Audit Fees reported above, which primarily consist of fees for employee benefit plan audits performed in 2016 and 2015.
(3)    The aggregate fees billed for advice relating to the development of a statement of work for the Company's system integrator for its new Customer Information System in 2015.

Pinnacle West’s Audit Committee pre-approves each audit service and non-audit service to be provided by APS’s registered public accounting firm.  The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit and non-audit services to be performed by the independent public accountants if the services are not expected to cost more than $50,000.  The Chair must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.  All of the services performed by Deloitte & Touche LLP for APS in 2016 were pre-approved by the Audit Committee or the Chair of the Audit Committee consistent with the pre-approval policy.

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

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed

3.1	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962	8/7/2008

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of May 19, 2010	3.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8/3/2010

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form 18 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9/29/1993

3.3.1	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2012

3.4	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K, File No. 1-4473	2/20/2009

4.1	Pinnacle West	Specimen Certificate of Pinnacle West Capital Corporation Common Stock, no par value	4.1 to Pinnacle West June 28, 2011 Form 8-K Report, File No. 1-8962	6/28/2011

4.2	Pinnacle West APS	Indenture dated as of January 1, 1995 among APS and The Bank of New York Mellon, as Trustee	4.6 to APS’s Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1/11/1995

4.2a	Pinnacle West APS	First Supplemental Indenture dated as of January 1, 1995	4.4 to APS’s Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1/11/1995

4.3	Pinnacle West APS	Indenture dated as of November 15, 1996 between APS and The Bank of New York, as Trustee	4.5 to APS’s Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333- 15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11/22/1996

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
4.3a	Pinnacle West APS	First Supplemental Indenture dated as of November 15, 1996	4.6 to APS’s Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333-15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11/22/1996

4.3b	Pinnacle West APS	Second Supplemental Indenture dated as of April 1, 1997	4.10 to APS’s Registration Statement Nos. 33-55473, 33-64455 and 333-15379 by means of April 7, 1997 Form 8-K Report, File No. 1-4473	4/9/1997

4.3c	Pinnacle West APS	Third Supplemental Indenture dated as of November 1, 2002	10.2 to Pinnacle West’s March 31, 2003 Form 10-Q Report, File No. 1-8962	5/15/2003

4.4	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Senior Unsecured Debt Securities	4.1 to Pinnacle West’s Registration Statement No. 333-52476	12/21/2000

4.5	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Subordinated Unsecured Debt Securities	4.2 to Pinnacle West’s Registration Statement No. 333-52476	12/21/2000

4.6	Pinnacle West APS	Indenture dated as of January 15, 1998 between APS and The Bank of New York Mellon Trust Company N.A. (successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee	4.10 to APS’s Registration Statement Nos. 333-15379 and 333-27551 by means of January 13, 1998 Form 8-K Report, File No. 1-4473	1/16/1998

4.6a	Pinnacle West APS	Seventh Supplemental Indenture dated as of May 1, 2003	4.1 to APS’s Registration Statement No. 333-90824 by means of May 7, 2003 Form 8-K Report, File No. 1-4473	5/9/2003

4.6b	Pinnacle West APS	Eighth Supplemental Indenture dated as of June 15, 2004	4.1 to APS’s Registration Statement No. 333-106772 by means of June 24, 2004 Form 8-K Report, File No. 1-4473	6/28/2004

4.6c	Pinnacle West APS	Ninth Supplemental Indenture dated as of August 15, 2005	4.1 to APS’s Registration Statements Nos. 333-106772 and 333-121512 by means of August 17, 2005 Form 8-K Report, File No. 1-4473	8/22/2005

4.6d	APS	Tenth Supplemental Indenture dated as of August 1, 2006	4.1 to APS’s July 31, 2006 Form 8-K Report, File No. 1-4473	8/3/2006

4.6e	Pinnacle West APS	Eleventh Supplemental Indenture dated as of February 26, 2009	4.6e to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6f	Pinnacle West APS	Twelfth Supplemental Indenture dated as of August 25, 2011	4.6f to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6g	Pinnacle West APS	Thirteenth Supplemental Indenture dated as of January 13, 2012	4.6g to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6h	Pinnacle West APS	Fourteenth Supplemental Indenture dated as of January 10, 2014	4.6h to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed

4.6i	Pinnacle West APS	Fifteenth Supplemental Indenture dated as of June 18, 2014	4.6i to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6j	Pinnacle West APS	Sixteenth Supplemental Indenture dated as of January 12, 2015	4.6j to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6k	Pinnacle West APS	Seventeenth Supplemental Indenture dated as of May 19, 2015	4.1 to Pinnacle West/APS May 14, 2015 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/19/2015

4.6l	Pinnacle West APS	Eighteenth Supplemental Indenture dated as of November 6, 2015	4.1 to Pinnacle West/APS November 3, 2015 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/6/2015

4.6m	Pinnacle West APS	Nineteenth Supplemental Indenture dated as of May 6, 2016	4.1 to Pinnacle West/APS May 3, 2016 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/6/2016

4.6n	Pinnacle West APS	Twentieth Supplemental Indenture dated as of September 20, 2016	4.1 to Pinnacle West/APS September 15, 2016 Form 8-K Report, File Nos. 1-8962 and 1-4473	9/20/2016

4.7	Pinnacle West	Second Amended and Restated Pinnacle West Capital Corporation Investors Advantage Plan dated as of June 23, 2004	4.4 to Pinnacle West’s June 23, 2004 Form 8-K Report, File No. 1-8962	8/9/2004

4.7a	Pinnacle West	Third Amended and Restated Pinnacle West Capital Corporation Investors Advantage Plan dated as of November 25, 2008	4.1 to Pinnacle West’s Form S-3 Registration Statement No. 333-155641, File No. 1-8962	11/25/2008

4.8	Pinnacle West	Agreement, dated March 29, 1988, relating to the filing of instruments defining the rights of holders of long-term debt not in excess of 10% of the Company’s total assets	4.1 to Pinnacle West’s 1987 Form 10-K Report, File No. 1-8962	3/30/1988

4.8a	Pinnacle West APS	Agreement, dated March 21, 1994, relating to the filing of instruments defining the rights of holders of APS long-term debt not in excess of 10% of APS’s total assets	4.1 to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

10.1.1	Pinnacle West APS	Two separate Decommissioning Trust Agreements (relating to PVNGS Units 1 and 3, respectively), each dated July 1, 1991, between APS and Mellon Bank, N.A., as Decommissioning Trustee	10.2 to APS’s September 30, 1991 Form 10-Q Report, File No. 1-4473	11/14/1991

10.1.1a	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVNGS Unit 1), dated as of December 1, 1994	10.1 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1.1b	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVNGS Unit 3), dated as of December 1, 1994	10.2 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1.1c	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVNGS Unit 1) dated as of July 1, 1991	10.4 to APS’s 1996 Form 10-K Report , File No. 1-4473	3/28/1997

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.1.1d	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVNGS Unit 3) dated as of July 1, 1991	10.6 to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.1.1e	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVNGS Unit 1), dated as of March 18, 2002	10.2 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1.1f	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVNGS Unit 3), dated as of March 18, 2002	10.4 to Pinnacle West’s March 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1.1g	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVNGS Unit 1), dated as of December 19, 2003	10.3 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1.1h	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVNGS Unit 3), dated as of December 19, 2003	10.5 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1.1i	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVNGS Unit 1), dated as of May 1, 2007	10.1 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/9/2007

10.1.1j	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVNGS Unit 3), dated as of May 1, 2007	10.2 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 104473	5/9/2007

10.1.2	Pinnacle West APS
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
			10.1 to Pinnacle West’s 1991 Form 10-K Report, File No. 1-8962	3/26/1992

10.1.2a	Pinnacle West APS	First Amendment to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of November 1, 1992	10.2 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

10.1.2b	Pinnacle West APS	Amendment No. 2 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of November 1, 1994	10.3 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1.2c	Pinnacle West APS	Amendment No. 3 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of June 20, 1996	10.1 to APS’s June 30, 1996 Form 10-Q Report, File No. 1-4473	8/9/1996

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.1.2d	Pinnacle West APS	Amendment No. 4 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2) dated as of December 16, 1996	APS 10.5 to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.1.2e	Pinnacle West APS	Amendment No. 5 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of June 30, 2000	10.1 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1.2f	Pinnacle West APS	Amendment No. 6 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of March 18, 2002	10.3 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1.2g	Pinnacle West APS	Amendment No. 7 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of December 19, 2003	10.4 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1.2h	Pinnacle West APS	Amendment No. 8 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of April 1, 2007	10.1.2h to Pinnacle West’s 2007 Form 10-K Report, File No. 1-8962	2/27/2008

10.2.1[b]	Pinnacle West APS
Arizona Public Service Company Deferred Compensation Plan, as restated, effective January 1, 1984, and the second and third amendments thereto, dated December 22, 1986, and December 23, 1987, respectively
			10.4 to APS’s 1988 Form 10-K Report, File No. 1-4473	3/8/1989

10.2.1ab	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Deferred Compensation Plan, effective as of January 1, 1993	10.3A to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

10.2.1bb	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective as of May 1, 1993	10.2 to APS’s September 30, 1994 Form 10-Q Report, File No. 1-4473	11/10/1994

10.2.1cb	Pinnacle West APS	Fifth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 1997	10.3A to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.2.1db	Pinnacle West APS	Sixth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 2001	10.8A to Pinnacle West’s 2000 Form 10-K Report, File No. 1-8962	3/14/2001

10.2.2[b]	Pinnacle West APS	Arizona Public Service Company Directors’ Deferred Compensation Plan, as restated, effective January 1, 1986	10.1 to APS’s June 30, 1986 Form 10-Q Report, File No. 1-4473	8/13/1986

10.2.2ab	Pinnacle West APS	Second Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of January 1, 1993	10.2A to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

10.2.2bb	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of May 1, 1993	10.1 to APS’s September 30, 1994 Form 10-Q Report, File No. 1-4473	11/10/1994

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.2.2cb	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Directors Deferred Compensation Plan, effective as of January 1, 1999	10.8A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2.3[b]	Pinnacle West APS	Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans dated August 1, 1996	10.14A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2.3ab	Pinnacle West APS	First Amendment dated December 7, 1999 to the Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans	10.15A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2.4[b]	Pinnacle West APS
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
			10.64 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.2.5[b]	Pinnacle West APS	Deferred Compensation Plan of 2005 for Employees of Pinnacle West Capital Corporation and Affiliates (as amended and restated effective January 1, 2016)	10.2.5 to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.3.1[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, amended and restated as of January 1, 2003	10.7A to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.3.1ab	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, as amended and restated, dated December 18, 2003	10.48b to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.3.2[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)	10.3.2 to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

10.3.2ab	Pinnacle West APS	First Amendment to the Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)

10.4.1[b]	APS	Letter Agreement dated December 20, 2006 between APS and Randall K. Edington	10.78 to Pinnacle West/APS 2006 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/28/2007

10.4.2[b]	APS	Letter Agreement dated July 22, 2008 between APS and Randall K. Edington	10.3 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-4473	8/7/2008

10.4.3[b]	Pinnacle West APS	Letter Agreement dated June 17, 2008 between Pinnacle West/APS and James R. Hatfield	10.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/7/2008

10.4.4[b]	APS	Supplemental Agreement dated December 26, 2008 between APS and Randall K. Edington	10.4.10 to Pinnacle West/APS 2008 Form 10-K Report, File No. 1-4473	2/20/2009

10.4.5[b]	APS	Description of 2010 Palo Verde Specific Compensation Opportunity for Randall K. Edington	10.4.13 to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2010

10.4.6[b]	Pinnacle West	Letter Agreement dated May 21, 2009, between Pinnacle West and David P. Falck	10.4 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File No. 1-8962	5/6/2010

10.4.7[b]	APS	Supplemental Agreement dated June 19, 2012 between APS and Randall K. Edington	10.1 to Pinnacle West/APS June 30, 2012 Form 10-Q Report File Nos. 1-8962 and 1-4473	8/2/2012

10.4.8[b]	APS	Description of 2016 Palo Verde Specific Compensation Opportunity for Randall K. Edington	Pinnacle West/APS December 15, 2015 Form 8-K Report, File No. 1-4473	12/21/2015

10.4.9[b]	APS	Supplemental Agreement dated December 14, 2014 between APS and Randall K. Edington	10.4.9 to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

10.5.1bd	Pinnacle West APS	Key Executive Employment and Severance Agreement between Pinnacle West and certain executive officers of Pinnacle West and its subsidiaries	10.77 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.5.1abd	Pinnacle West APS	Form of Amended and Restated Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.4 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11/6/2007

10.5.2bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.3 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11/6/2007

10.5.3bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.5.3 to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2010

10.5.4bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.5.4 to Pinnacle West/APS 2012 Form 10-K, File Nos. 1-8962 and 1-4473	2/22/2013

10.6.1[b]	Pinnacle West	Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	Appendix B to the Proxy Statement for Pinnacle West’s 2007 Annual Meeting of Shareholders, File No. 1-8962	4/20/2007

10.6.1ab	Pinnacle West	First Amendment to the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS April 18, 2007 Form 8-K Report, File No. 1-8962	4/20/2007

10.6.1bbd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.3 to Pinnacle West/APS March 31, 2009 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/5/2009

10.6.1cbd	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8/3/2010

10.6.1dbd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8/3/2010

10.6.1ebd	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.4 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6.1fbd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.5 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6.1gbd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan (Supplemental 2010 Award)	10.6 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6.2[b]	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.1 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File No. 1-8962	11/6/2007

10.6.3[b]	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.2 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962	8/7/2008

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed

10.6.4bd	Pinnacle West APS	Summary of 2017 CEO Variable Incentive Plan and Officer Variable Incentive Plan

10.6.5	Pinnacle West	Description of Restricted Stock Unit Grant to Donald E. Brandt	Pinnacle West/APS December 24, 2012 Form 8-K Report, File No. 1-8962	12/26/2012

10.6.6[b]	Pinnacle West APS	Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2012 Annual Meeting of Shareholders, File No. 1-8962	3/29/2012

10.6.6abd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.1 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6.6bbd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.2 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6.6cbd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.8c to Pinnacle West/APS 2013 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2014

10.6.6dbd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.8d to Pinnacle West/APS 2013 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2014

10.6.6ebd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.6e to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

10.6.6fbd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan

10.6.6gbd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan

10.6.6hbd	Pinnacle West	Master Amendment to Performance Share Agreements	10.3 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6.6ibd	Pinnacle West	Master Amendment to Restricted Stock Unit Agreements	10.4 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.7.1	Pinnacle West APS	Indenture of Lease with Navajo Tribe of Indians, Four Corners Plant	5.01 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7.1a	Pinnacle West APS	Supplemental and Additional Indenture of Lease, including amendments and supplements to original lease with Navajo Tribe of Indians, Four Corners Plant	5.02 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.7.1b	Pinnacle West APS	Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease Four Corners, dated April 25, 1985	10.36 to Pinnacle West’s Registration Statement on Form 8-B Report, File No. 1-8962	7/25/1985

10.7.1c	Pinnacle West APS	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4/29/2011

10.7.1d	Pinnacle West APS	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4/29/2011

10.7.2	Pinnacle West APS	Application and Grant of multi-party rights-of-way and easements, Four Corners Plant Site	5.04 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7.2a	Pinnacle West APS	Application and Amendment No. 1 to Grant of multi-party rights-of-way and easements, Four Corners Site dated April 25, 1985	10.37 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7/25/1985

10.7.3	Pinnacle West APS	Application and Grant of APS rights- of-way and easements, Four Corners Site	5.05 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7.3a	Pinnacle West APS	Application and Amendment No. 1 to Grant of APS rights-of-way and easements, Four Corners Site dated April 25, 1985	10.38 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7/25/1985

10.7.4a	Pinnacle West APS	Four Corners Project Co-Tenancy Agreement Amendment No. 6	10.7 to Pinnacle West’s 2000 Form 10-K Report, File No. 1-8962	3/14/2001

10.7.4b	Pinnacle West APS
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
			10.2 to Pinnacle West/APS March 31, 2014 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/2/2014

10.10.1	Pinnacle West APS	Asset Purchase and Power Exchange Agreement dated September 21, 1990 between APS and PacifiCorp, as amended as of October 11, 1990 and as of July 18, 1991	10.1 to APS’s June 30, 1991 Form 10-Q Report, File No. 1-4473	8/8/1991

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.10.2	Pinnacle West APS	Long-Term Power Transaction Agreement dated September 21, 1990 between APS and PacifiCorp, as amended as of October 11, 1990, and as of July 8, 1991	10.2 to APS’s June 30, 1991 Form 10-Q Report, File No. 1-4473	8/8/1991

10.10.2a	Pinnacle West APS	Amendment No. 1 dated April 5, 1995 to the Long-Term Power Transaction Agreement and Asset Purchase and Power Exchange Agreement between PacifiCorp and APS	10.3 to APS’s 1995 Form 10-K Report, File No. 1-4473	3/29/1996

10.10.3	Pinnacle West APS	Restated Transmission Agreement between PacifiCorp and APS dated April 5, 1995	10.4 to APS’s 1995 Form 10-K Report, File No. 1-4473	3/29/1996

10.10.4	Pinnacle West APS	Contract among PacifiCorp, APS and DOE Western Area Power Administration, Salt Lake Area Integrated Projects for Firm Transmission Service dated May 5, 1995	10.5 to APS’s 1995 Form 10-K Report, File No. 1-4473	3/29/1996

10.10.5	Pinnacle West APS	Reciprocal Transmission Service Agreement between APS and PacifiCorp dated as of March 2, 1994	10.6 to APS’s 1995 Form 10-K Report, File No. 1-4473	3/29/1996

10.11.1	Pinnacle West
Term Loan Agreement dated as of December 31, 2014 among Pinnacle West, as Borrower,  JPMorgan Chase Bank, N.A., as Agent, U.S. Bank Association, as Syndication Agent, TD Bank, N.A., The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, and such institutions compromising the lenders party thereto
			10.11.2 to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

10.11.2	Pinnacle West	Five-Year Credit Agreement dated as of May 13, 2016, among Pinnacle West, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto	10.1 to Pinnacle West/APS June 30, 2016 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/2/2016

10.11.3	Pinnacle West	364-day Credit Agreement dated as of August 31, 2016, among Pinnacle West, as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Agent and Issuing Bank, and the lenders and other parties thereto	10.1 to Pinnacle West/APS September 30, 2016 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11/3/2016

10.11.4	Pinnacle West APS	Five-Year Credit Agreement dated as of September 2, 2015 among APS, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto	10.1 to Pinnacle West/APS September 30, 2015 Form 10-Q Report, File Nos. 1-8962 and 1-4473	10/30/2015

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.11.5	Pinnacle West APS
Term Loan Agreement dated as of June 26, 2015 among APS, as Borrower, Toronto Dominion (Texas) LLC, as Agent, Citibank, N.A., as Syndication Agent, and such institutions compromising the lenders party thereto
			10.1 to Pinnacle West/APS June 30, 2015 Form 10-Q Report, File Nos. 1-8962 and 1-4473	7/30/2015

10.11.6	Pinnacle West APS	Term Loan Agreement dated as of April 22, 2016 among APS, as Borrower, Toronto Dominion (Texas) LLC, as Agent and such institutions compromising the lenders party thereto	10.1 to Pinnacle West/APS March 31, 2016 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4/29/2016

10.11.7	Pinnacle West APS	Five-Year Credit Agreement dated as of May 13, 2016, among APS, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto	10.2 to Pinnacle West/APS June 30, 2016 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/2/2016

10.12.1[c]	Pinnacle West APS
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
			10.3 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.12.1dc	Pinnacle West APS
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
			10.2 to Pinnacle West/APS June 30, 2014 Form 10-Q Report, File Nos. 1-8962 and 1-4473	7/31/2014

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.13.1	Pinnacle West APS	Agreement between Pinnacle West Energy Corporation and APS for Transportation and Treatment of Effluent by and between Pinnacle West Energy Corporation and APS dated as of the 10th day of April, 2001	10.102 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13.2	Pinnacle West APS	Agreement for the Transfer and Use of Wastewater and Effluent by and between APS, SRP and PWE dated June 1, 2001	10.103 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13.3	Pinnacle West APS	Agreement for the Sale and Purchase of Wastewater Effluent dated November 13, 2000, by and between the City of Tolleson, Arizona, APS and SRP	10.104 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13.4	Pinnacle West APS	Operating Agreement for the Co-Ownership of Wastewater Effluent dated November 16, 2000 by and between APS and SRP	10.105 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13.5	Pinnacle West APS	Municipal Effluent Purchase and Sale Agreement dated April 29, 2010, by and between City of Phoenix, City of Mesa, City of Tempe, City of Scottsdale, City of Glendale, APS and SRP	10.1 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/6/2010

10.14.1	Pinnacle West APS	Contract, dated July 21, 1984, with DOE providing for the disposal of nuclear fuel and/or high-level radioactive waste, ANPP	10.31 to Pinnacle West’s Form S-14 Registration Statement, File No. 2-96386	3/13/1985

10.15.1	Pinnacle West APS	Territorial Agreement between APS and SRP	10.1 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

10.15.2	Pinnacle West APS	Power Coordination Agreement between APS and SRP	10.2 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

10.15.3	Pinnacle West APS	Memorandum of Agreement between APS and SRP	10.3 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

10.15.3a	Pinnacle West APS	Addendum to Memorandum of Agreement between APS and SRP dated as of May 19, 1998	10.2 to APS’s May 19, 1998 Form 8-K Report, File No. 1-4473	6/26/1998

10.16	Pinnacle West APS	Purchase and Sale Agreement dated November 8, 2010 by and between SCE and APS	10.1 to Pinnacle West/APS November 8, 2010 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/8/2010

10.17	Pinnacle West APS	Proposed Settlement Agreement dated January 6, 2012 by and among APS and certain parties to its retail rate case (approved by ACC Order No. 73183)	10.17 to Pinnacle West/APS 2011 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2012

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

21.1	Pinnacle West	Subsidiaries of Pinnacle West

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed

23.1	Pinnacle West	Consent of Deloitte & Touche LLP

23.2	APS	Consent of Deloitte & Touche LLP

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1[e]	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2[e]	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West APS	Collateral Trust Indenture among PVNGS II Funding Corp., Inc., APS and Chemical Bank, as Trustee	4.2 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.1a	Pinnacle West APS	Supplemental Indenture to Collateral Trust Indenture among PVNGS II Funding Corp., Inc., APS and Chemical Bank, as Trustee	4.3 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.2[c]	Pinnacle West APS
Participation Agreement, dated as of August 1, 1986, among PVNGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein
			28.1 to APS’s September 30, 1992 Form 10-Q Report, File No. 1-4473	11/9/1992

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
99.2ac	Pinnacle West APS
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
			4.4 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.4[c]	Pinnacle West APS	Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.3 to APS’s Form 18 Registration Statement, File No. 33-9480	10/24/1986

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
99.4ac	Pinnacle West APS
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
			10.2 to APS’s November 18, 1986 Form 10-K Report, File No. 1-4473	1/20/1987

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
99.6a	Pinnacle West APS
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
			28.7 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.8[c]	Pinnacle West APS	Indemnity Agreement dated as of March 17, 1993 by APS	28.3 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.9	Pinnacle West APS	Extension Letter, dated as of August 13, 1987, from the signatories of the Participation Agreement to Chemical Bank	28.20 to APS’s Form 18 Registration Statement No. 33-9480 by means of a November 6, 1986 Form 8-K Report, File No. 1-4473	8/10/1987

99.10	Pinnacle West APS	ACC Order, Decision No. 61969, dated September 29, 1999, including the Retail Electric Competition Rules	10.2 to APS’s September 30, 1999 Form 10-Q Report, File No. 1-4473	11/15/1999

99.11	Pinnacle West	Purchase Agreement by and among Pinnacle West Energy Corporation and GenWest, L.L.C. and Nevada Power Company, dated June 21, 2005	99.5 to Pinnacle West/APS June 30, 2005 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/9/2005

101.INS	Pinnacle West APS	XBRL Instance Document

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Date: February 24, 2017	/s/ Donald E. Brandt
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

Signature	Title	Date

/s/ Donald E. Brandt	Principal Executive Officer	February 24, 2017
(Donald E. Brandt, Chairman	and Director
of the Board of Directors, President
and Chief Executive Officer)

/s/ James R. Hatfield	Principal Financial Officer	February 24, 2017
(James R. Hatfield,
Executive Vice President and
Chief Financial Officer)

/s/ Denise R. Danner	Principal Accounting Officer	February 24, 2017
(Denise R. Danner,
Vice President, Controller and
Chief Accounting Officer)

/s/ Denis A. Cortese	Director	February 24, 2017
(Denis A. Cortese, M.D.)

/s/ Richard P. Fox	Director	February 24, 2017
(Richard P. Fox)

/s/ Michael L. Gallagher	Director	February 24, 2017
(Michael L. Gallagher)

/s/ Roy A. Herberger, Jr.	Director	February 24, 2017
(Roy A. Herberger, Jr., Ph.D.)

/s/ Dale E. Klein	Director	February 24, 2017
(Dale E. Klein, Ph.D.)

/s/ Humberto S. Lopez	Director	February 24, 2017
(Humberto S. Lopez)

/s/ Kathryn L. Munro	Director	February 24, 2017
(Kathryn L. Munro)

/s/ Bruce J. Nordstrom	Director	February 24, 2017
(Bruce J. Nordstrom)

/s/ Paula J. Sims	Director	February 24, 2017
(Paula J. Sims)

/s/ David P. Wagener	Director	February 24, 2017
(David P. Wagener)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Date: February 24, 2017	/s/ Donald E. Brandt
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

Signature	Title	Date

/s/ Donald E. Brandt	Principal Executive Officer	February 24, 2017
(Donald E. Brandt, Chairman	and Director
of the Board of Directors, President and
Chief Executive Officer)

/s/ James R. Hatfield	Principal Financial Officer	February 24, 2017
(James R. Hatfield,
Executive Vice President and
Chief Financial Officer)

/s/ Denise R. Danner	Principal Accounting Officer	February 24, 2017
(Denise R. Danner,
Vice President, Controller and
Chief Accounting Officer)

/s/ Denis A. Cortese	Director	February 24, 2017
(Denis A. Cortese, M.D.)

/s/ Richard P. Fox	Director	February 24, 2017
(Richard P. Fox)

/s/ Michael L. Gallagher	Director	February 24, 2017
(Michael L. Gallagher)

/s/ Roy A. Herberger, Jr.	Director	February 24, 2017
(Roy A. Herberger, Jr., Ph.D.)

/s/ Dale E. Klein	Director	February 24, 2017
(Dale E. Klein, Ph.D.)

/s/ Humberto S. Lopez	Director	February 24, 2017
(Humberto S. Lopez)

/s/ Kathryn L. Munro	Director	February 24, 2017
(Kathryn L. Munro)

/s/ Bruce J. Nordstrom	Director	February 24, 2017
(Bruce J. Nordstrom)

/s/ Paula J. Sims	Director	February 24, 2017
(Paula J. Sims)

/s/ David P. Wagener	Director	February 24, 2017
(David P. Wagener)