Form 10-Q
period 2017-03-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2017-05-02
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

PINNACLE WEST CAPITAL CORPORATION

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

ARIZONA PUBLIC SERVICE COMPANY

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of April 25, 2017: 111,560,427
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of April 25, 2017: 71,264,947

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as "estimate," "predict," "may," "believe," "plan," "expect," "require," "intend," "assume," "project" and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("2016 Form 10-K"), Part II, Item 1A of this report and in Part I, Item 2 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report, these factors include, but are not limited to:

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

These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2016 Form 10-K and in Part II, Item 1A of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016

OPERATING REVENUES	$677,728	$677,167

OPERATING EXPENSES
Fuel and purchased power	212,395	221,285
Operations and maintenance	219,976	243,195
Depreciation and amortization	127,627	119,476
Taxes other than income taxes	43,836	42,501
Other expenses	388	548
Total	604,222	627,005
OPERATING INCOME	73,506	50,162
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	9,482	10,516
Other income (Note 8)	480	117
Other expense (Note 8)	(3,680)	(4,038)
Total	6,282	6,595
INTEREST EXPENSE
Interest charges	51,864	50,744
Allowance for borrowed funds used during construction	(4,472)	(5,227)
Total	47,392	45,517
INCOME BEFORE INCOME TAXES	32,396	11,240
INCOME TAXES	4,211	1,914
NET INCOME	28,185	9,326
Less: Net income attributable to noncontrolling interests (Note 5)	4,873	4,873
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$23,312	$4,453

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	111,728	111,296
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	112,195	111,847

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$0.21	$0.04
Net income attributable to common shareholders — diluted	$0.21	$0.04

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016

NET INCOME	$28,185	$9,326

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $674 and $546	(770)	(693)
Reclassification of net realized loss, net of tax expense of $356 and $200	1,207	1,141
Pension and other postretirement benefits activity, net of tax expense of $704 and $645	522	530
Total other comprehensive income	959	978

COMPREHENSIVE INCOME	29,144	10,304
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,873

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$24,271	$5,431

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,028	$8,881
Customer and other receivables	191,175	250,491
Accrued unbilled revenues	101,226	107,949
Allowance for doubtful accounts	(1,946)	(3,037)
Materials and supplies (at average cost)	252,598	253,979
Fossil fuel (at average cost)	30,656	28,608
Income tax receivable	9,531	3,751
Assets from risk management activities (Note 6)	4,222	19,694
Deferred fuel and purchased power regulatory asset (Note 3)	17,625	12,465
Other regulatory assets (Note 3)	138,316	94,410
Other current assets	48,565	45,028
Total current assets	794,996	822,219
INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 6)	—	1
Nuclear decommissioning trust (Note 11)	805,048	779,586
Other assets	70,025	69,063
Total investments and other assets	875,073	848,650
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	17,436,720	17,341,888
Accumulated depreciation and amortization	(6,060,254)	(5,970,100)
Net	11,376,466	11,371,788
Construction work in progress	1,005,797	1,019,947
Palo Verde sale leaseback, net of accumulated depreciation (Note 5)	112,548	113,515
Intangible assets, net of accumulated amortization	251,208	90,022
Nuclear fuel, net of accumulated amortization	135,821	119,004
Total property, plant and equipment	12,881,840	12,714,276
DEFERRED DEBITS
Regulatory assets (Note 3)	1,321,473	1,313,428
Assets for other postretirement benefits (Note 4)	175,414	166,206
Other	144,029	139,474
Total deferred debits	1,640,916	1,619,108

TOTAL ASSETS	$16,192,825	$16,004,253

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2017	December 31, 2016
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$250,197	$264,631
Accrued taxes	182,812	138,964
Accrued interest	48,576	52,835
Common dividends payable	—	72,926
Short-term borrowings (Note 2)	207,297	177,200
Current maturities of long-term debt (Note 2)	125,000	125,000
Customer deposits	76,149	82,520
Liabilities from risk management activities (Note 6)	41,932	25,836
Liabilities for asset retirements	8,627	9,135
Regulatory liabilities (Note 3)	101,208	99,899
Other current liabilities	152,015	244,000
Total current liabilities	1,193,813	1,292,946
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 2)	4,273,890	4,021,785
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,955,441	2,945,232
Regulatory liabilities (Note 3)	948,293	948,916
Liabilities for asset retirements	623,394	615,340
Liabilities for pension benefits (Note 4)	469,746	509,310
Liabilities from risk management activities (Note 6)	63,213	47,238
Customer advances	92,113	88,672
Coal mine reclamation	224,516	221,910
Deferred investment tax credit	209,818	210,162
Unrecognized tax benefits	10,172	10,046
Other	162,476	156,784
Total deferred credits and other	5,759,182	5,753,610
COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 111,587,048 and 111,392,053 issued at respective dates	2,595,042	2,596,030
Treasury stock at cost; 29,195 and 55,317 shares at respective dates	(2,270)	(4,133)
Total common stock	2,592,772	2,591,897
Retained earnings	2,278,867	2,255,547
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(38,548)	(39,070)
Derivative instruments	(4,315)	(4,752)
Total accumulated other comprehensive loss	(42,863)	(43,822)
Total shareholders’ equity	4,828,776	4,803,622
Noncontrolling interests (Note 5)	137,164	132,290
Total equity	4,965,940	4,935,912

TOTAL LIABILITIES AND EQUITY	$16,192,825	$16,004,253
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,185	$9,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	147,861	140,759
Deferred fuel and purchased power	(988)	1,007
Deferred fuel and purchased power amortization	(4,172)	2,388
Allowance for equity funds used during construction	(9,482)	(10,516)
Deferred income taxes	10,357	3,468
Deferred investment tax credit	(344)	(114)
Change in derivative instruments fair value	(101)	(111)
Stock compensation	9,997	16,687
Changes in current assets and liabilities:
Customer and other receivables	47,007	47,282
Accrued unbilled revenues	6,723	6,445
Materials, supplies and fossil fuel	(667)	1,525
Income tax receivable	(5,780)	(4,048)
Other current assets	(17,353)	(8,131)
Accounts payable	22,147	(38,443)
Accrued taxes	43,706	43,289
Other current liabilities	(101,801)	(38,040)
Change in margin and collateral accounts — assets	(12)	681
Change in margin and collateral accounts — liabilities	—	410
Change in other long-term assets	(36,836)	(17,504)
Change in other long-term liabilities	1,604	(12,151)
Net cash flow provided by operating activities	140,051	144,209
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(348,824)	(378,500)
Contributions in aid of construction	5,975	12,464
Allowance for borrowed funds used during construction	(4,472)	(5,227)
Proceeds from nuclear decommissioning trust sales	151,126	141,809
Investment in nuclear decommissioning trust	(151,696)	(142,379)
Other	(793)	(472)
Net cash flow used for investing activities	(348,684)	(372,305)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	255,441	—
Short-term borrowing and payments — net	22,097	261,800
Short-term debt borrowings under revolving credit facility	8,000	—
Dividends paid on common stock	(71,177)	(67,611)
Common stock equity issuance - net of purchases	(11,580)	8,902
Other	(1)	1
Net cash flow provided by financing activities	202,780	203,092

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,853)	(25,004)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,881	39,488

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,028	$14,484
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2016	111,095,402	$2,541,668	(115,030)	$(5,806)	$2,092,803	$(44,748)	$135,540	$4,719,457
Net income		—		—	4,453	—	4,873	9,326
Other comprehensive income		—		—	—	978	—	978
Issuance of common stock	52,122	5,397		—	—	—	—	5,397
Purchase of treasury stock (a)		—	(71,962)	(4,880)	—	—	—	(4,880)
Reissuance of treasury stock for stock-based compensation and other		—	179,056	10,144	(10)	—	1	10,135
Balance, March 31, 2016	111,147,524	$2,547,065	(7,936)	$(542)	$2,097,246	$(43,770)	$140,414	$4,740,413

Balance, January 1, 2017	111,392,053	$2,596,030	(55,317)	$(4,133)	$2,255,547	$(43,822)	$132,290	$4,935,912
Net income		—		—	23,312	—	4,873	28,185
Other comprehensive income		—		—	—	959	—	959
Issuance of common stock	194,995	(988)		—	—	—	—	(988)
Purchase of treasury stock (a)		—	(153,470)	(12,141)	—	—	—	(12,141)
Reissuance of treasury stock for stock-based compensation and other		—	179,592	14,004	8	—	1	14,013
Balance, March 31, 2017	111,587,048	$2,595,042	(29,195)	$(2,270)	$2,278,867	$(42,863)	$137,164	$4,965,940
(a)    Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016

ELECTRIC OPERATING REVENUES	$676,869	$676,632

OPERATING EXPENSES
Fuel and purchased power	217,104	221,285
Operations and maintenance	212,218	238,711
Depreciation and amortization	127,208	119,446
Income taxes	11,373	5,850
Taxes other than income taxes	43,498	42,410
Total	611,401	627,702
OPERATING INCOME	65,468	48,930

OTHER INCOME (DEDUCTIONS)
Income taxes	2,725	1,815
Allowance for equity funds used during construction	9,482	10,516
Other income (Note 8)	1,062	610
Other expense (Note 8)	(4,378)	(4,750)
Total	8,891	8,191

INTEREST EXPENSE
Interest on long-term debt	47,491	46,819
Interest on short-term borrowings	2,128	2,077
Debt discount, premium and expense	1,177	1,139
Allowance for borrowed funds used during construction	(4,472)	(5,040)
Total	46,324	44,995

NET INCOME	28,035	12,126

Less: Net income attributable to noncontrolling interests (Note 5)	4,873	4,873

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$23,162	$7,253

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016

NET INCOME	$28,035	$12,126

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $674 and $546	(770)	(693)
Reclassification of net realized loss, net of tax expense of $356 and $200	1,207	1,141
Pension and other postretirement benefits activity, net of tax expense of $590 and $558	611	611
Total other comprehensive income	1,048	1,059

COMPREHENSIVE INCOME	29,083	13,185
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,873

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$24,210	$8,312

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2017	December 31, 2016
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$17,324,182	$17,228,787
Accumulated depreciation and amortization	(5,974,360)	(5,881,941)
Net	11,349,822	11,346,846

Construction work in progress	970,880	989,497
Palo Verde sale leaseback, net of accumulated depreciation (Note 5)	112,548	113,515
Intangible assets, net of accumulated amortization	251,045	89,868
Nuclear fuel, net of accumulated amortization	135,821	119,004
Total property, plant and equipment	12,820,116	12,658,730

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 11)	805,048	779,586
Assets from risk management activities (Note 6)	—	1
Other assets	49,094	48,320
Total investments and other assets	854,142	827,907

CURRENT ASSETS
Cash and cash equivalents	2,933	8,840
Customer and other receivables	190,898	262,611
Accrued unbilled revenues	101,226	107,949
Allowance for doubtful accounts	(1,946)	(3,037)
Materials and supplies (at average cost)	251,360	252,777
Fossil fuel (at average cost)	30,656	28,608
Income tax receivable	11,195	11,174
Assets from risk management activities (Note 6)	4,222	19,694
Deferred fuel and purchased power regulatory asset (Note 3)	17,625	12,465
Other regulatory assets (Note 3)	138,316	94,410
Other current assets	43,040	41,849
Total current assets	789,525	837,340

DEFERRED DEBITS
Regulatory assets (Note 3)	1,321,473	1,313,428
Assets for other postretirement benefits (Note 4)	172,071	162,911
Other	130,327	130,859
Total deferred debits	1,623,871	1,607,198

TOTAL ASSETS	$16,087,654	$15,931,175

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2017	December 31, 2016
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,421,696	2,421,696
Retained earnings	2,354,405	2,331,245
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(20,060)	(20,671)
Derivative instruments	(4,315)	(4,752)
Total accumulated other comprehensive loss	(24,375)	(25,423)
Total shareholder equity	4,929,888	4,905,680
Noncontrolling interests (Note 5)	137,164	132,290
Total equity	5,067,052	5,037,970
Long-term debt less current maturities (Note 2)	4,273,890	4,021,785
Total capitalization	9,340,942	9,059,755
CURRENT LIABILITIES
Short-term borrowings (Note 2)	116,497	135,500
Accounts payable	245,774	259,161
Accrued taxes	178,393	130,576
Accrued interest	48,349	52,525
Common dividends payable	—	72,900
Customer deposits	76,149	82,520
Liabilities from risk management activities (Note 6)	41,932	25,836
Liabilities for asset retirements	8,182	8,703
Regulatory liabilities (Note 3)	101,208	99,899
Other current liabilities	149,486	226,417
Total current liabilities	965,970	1,094,037
DEFERRED CREDITS AND OTHER
Deferred income taxes	3,008,075	2,999,295
Regulatory liabilities (Note 3)	948,293	948,916
Liabilities for asset retirements	615,230	607,234
Liabilities for pension benefits (Note 4)	449,222	488,253
Liabilities from risk management activities (Note 6)	63,213	47,238
Customer advances	92,113	88,672
Coal mine reclamation	209,126	206,645
Deferred investment tax credit	209,818	210,162
Unrecognized tax benefits	37,534	37,408
Other	148,118	143,560
Total deferred credits and other	5,780,742	5,777,383
COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)
TOTAL LIABILITIES AND EQUITY	$16,087,654	$15,931,175

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,035	$12,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	147,443	140,729
Deferred fuel and purchased power	(988)	1,007
Deferred fuel and purchased power amortization	(4,172)	2,388
Allowance for equity funds used during construction	(9,482)	(10,516)
Deferred income taxes	8,899	3,394
Deferred investment tax credit	(344)	(114)
Change in derivative instruments fair value	(101)	(111)
Changes in current assets and liabilities:
Customer and other receivables	60,782	47,575
Accrued unbilled revenues	6,723	6,445
Materials, supplies and fossil fuel	(631)	1,525
Other current assets	(15,007)	(8,172)
Accounts payable	22,847	(34,999)
Accrued taxes	47,817	38,784
Other current liabilities	(88,990)	(28,748)
Change in margin and collateral accounts — assets	(12)	681
Change in margin and collateral accounts — liabilities	—	410
Change in other long-term assets	(31,172)	(17,375)
Change in other long-term liabilities	1,888	(1,102)
Net cash flow provided by operating activities	173,535	153,927
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(343,139)	(369,861)
Contributions in aid of construction	5,975	12,464
Allowance for borrowed funds used during construction	(4,472)	(5,040)
Proceeds from nuclear decommissioning trust sales	151,126	141,809
Investment in nuclear decommissioning trust	(151,696)	(142,379)
Other	(774)	(472)
Net cash flow used for investing activities	(342,980)	(363,479)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	255,441	—
Short-term borrowings and payments — net	(19,003)	261,800
Dividends paid on common stock	(72,900)	(69,400)
Net cash flow provided by financing activities	163,538	192,400
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,907)	(17,152)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,840	22,056
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,933	$4,904
Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	$—	$8,772
Interest, net of amounts capitalized	$53,129	$55,580
Significant non-cash investing and financing activities:
Accrued capital expenditures	$78,977	$59,707

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2016	71,264,947	$178,162	$2,379,696	$2,148,493	$(27,097)	$135,540	$4,814,794
Net income		—	—	7,253	—	4,873	12,126
Other comprehensive income		—	—	—	1,059	—	1,059
Other		—	—	—	—	1	1
Balance, March 31, 2016	71,264,947	$178,162	$2,379,696	$2,155,746	$(26,038)	$140,414	$4,827,980

Balance, January 1, 2017	71,264,947	$178,162	$2,421,696	$2,331,245	$(25,423)	$132,290	$5,037,970
Net income		—	—	23,162	—	4,873	28,035
Other comprehensive income		—	—	—	1,048	—	1,048
Other		—	—	(2)	—	1	(1)
Balance, March 31, 2017	71,264,947	$178,162	$2,421,696	$2,354,405	$(24,375)	$137,164	$5,067,052

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Consolidation and Nature of Operations

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

Our condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such regulations, although we believe that the disclosures provided are adequate to make the interim information presented not misleading. The accompanying condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our 2016 Form 10-K.

Certain line items are presented in more detail on the Condensed Consolidated Statements of Cash Flows than was presented in the prior years. The prior year amounts were reclassified to conform to the current year presentation. These reclassifications have no impact on net cash flows provided by operating activities. The following tables show the impacts of the reclassifications of the prior year's (previously reported) amounts (dollars in thousands):

Statements of Cash Flows for the Three Months Ended March 31, 2016	As previously reported	Reclassifications to conform to current year presentation	Amount reported after reclassification to conform to current year presentation
Cash Flows from Operating Activities
Stock compensation	$—	$16,687	$16,687
Change in other long-term liabilities	4,536	(16,687)	(12,151)

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Cash paid (received) during the period for:
Income taxes, net of refunds	$(2)	$2,502
Interest, net of amounts capitalized	54,280	56,139
Significant non-cash investing and financing activities:
Accrued capital expenditures	$79,306	$59,707

2.	Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

At March 31, 2017, Pinnacle West had a $200 million facility that matures in May 2021. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. At March 31, 2017, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $42.8 million of commercial paper borrowings.

At March 31, 2017, Pinnacle West had a $75 million 364-day unsecured revolving credit facility that matures in August 2017.  Borrowings under the facility will bear interest at LIBOR plus 0.80% per annum. At March 31, 2017, Pinnacle West had $48 million outstanding under the facility.

APS

On March 21, 2017, APS issued an additional $250 million par amount of its outstanding 4.35% unsecured senior notes that mature on November 15, 2045.  The net proceeds from the sale were used to refinance commercial paper borrowings and to replenish cash temporarily used to fund capital expenditures.

At March 31, 2017, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in September 2020 and a $500 million facility that matures in May 2021.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2017, APS had $116.5 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

See "Financial Assurances" in Note 7 for a discussion of APS’s other outstanding letters of credit.

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

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$125,000	$125,000	$125,000	$125,000
APS	4,273,890	4,558,285	4,021,785	4,300,789
Total	$4,398,890	$4,683,285	$4,146,785	$4,425,789

Debt Provisions

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2017, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $4.9 billion, and total capitalization was approximately $9.4 billion.  APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $3.8 billion, assuming APS’s total capitalization remains the same.

3.	Regulatory Matters

Retail Rate Case Filing with the Arizona Corporation Commission

On June 1, 2016, APS filed an application with the ACC for an annual increase in retail base rates of $165.9 million. This amount excludes amounts that are currently collected on customer bills through adjustor mechanisms. The application requests that some of the balances in these adjustor accounts (aggregating to approximately $267.6 million as of December 31, 2015) be transferred into base rates through the ratemaking process. This transfer would not have an incremental effect on average customer bills. The average annual customer bill impact of APS’s request is an increase of 5.74% (the average annual bill impact for a typical APS residential customer is 7.96%). The principal provisions of the application are described in detail in Note 3 of our 2016 Form 10-K.

On March 1, 2017, the ACC Staff filed with the ACC a settlement term sheet. The settlement term sheet was agreed to by a majority of the formal stakeholders in the rate case, including the ACC Staff, the Residential Utility Consumer Office, limited income advocates and private rooftop solar organizations. The settlement term sheet was converted into a definitive settlement agreement (the "2017 Settlement Agreement"), was signed by the supporting parties and was filed with the ACC on March 27, 2017. The 2017 Settlement Agreement was submitted to the administrative law judge ("ALJ"), whose decision regarding whether the settlement should be approved will be reviewed by the ACC. Hearings on the proposed settlement began on April 24, 2017.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In its original filing, the Company requested that the rate increase become effective July 1, 2017.  In July 2016, the ALJ set a procedural schedule for the rate proceeding, which supported completing the case within 12 months. On January 13, 2017, the ALJ issued a procedural order delaying hearings on the case for approximately one month to allow parties to prepare testimony on the distributed generation ("DG") rate design issues addressed in the value and cost of DG decision. In light of this delay in the start of the hearings on the settlement, we currently expect a moderate delay in the scheduling of a final ACC vote on the settlement beyond the originally-anticipated July 1, 2017 date.

On April 27, 2017, Commissioner Burns filed a motion requesting that the ALJ suspend and continue the rate case proceedings and facilitate an investigation to determine whether certain commissioners should be disqualified from further participation in the matter.
The 2017 Settlement Agreement provides for a net retail base rate increase of $94.6 million, excluding the transfer of adjustor balances, consisting of: (1) a non-fuel, non-depreciation, base rate increase of $87.2 million per year; (2) a base rate decrease of $53.6 million attributable to reduced fuel and purchased power costs; and (3) a base rate increase of $61 million due to changes in depreciation schedules.

Other key provisions of the agreement include the following:

•	an agreement by APS not to file another general rate case application before June 1, 2019;

•	an authorized return on common equity of 10.0%;

•	a capital structure comprised of 44.2% debt and 55.8% common equity;

•	a cost deferral order for potential future recovery in APS’s next general rate case for the construction and operating costs APS incurs for its Ocotillo modernization project;

•
a cost deferral and procedure to allow APS to request rate adjustments prior to its next general rate case related to its share of the construction costs associated with installing selective catalytic reduction ("SCR") equipment at the Four Corners Power Plant ("Four Corners");

•	a deferral for future recovery (or credit to customers) of the Arizona property tax expense above or below a specified test year level caused by changes to the applicable Arizona property tax rate;

•	an expansion of the Power Supply Adjustor (“PSA”) to include certain environmental chemical costs and third-party battery storage costs;

•
a new AZ Sun II program for utility-owned solar distributed generation with the purpose of expanding access to rooftop solar for low and moderate income Arizonans, recoverable through the Arizona Renewable Energy Standard and Tariff ("RES"), to be no less than $10 million per year, and not more than $15 million per year;

•	an environmental improvement surcharge cumulative per kilowatt-hour (“kWh”) cap rate increase from $0.00016 to a new rate of $0.00050, which includes a balancing account;

•	rate design changes, including:

▪	a change in the on-peak time of use period from noon - 7 p.m. to 3 p.m. - 8 p.m. Monday through Friday, excluding holidays;

▪	non-grandfathered distributed generation customers would be required to select a rate option that has time of use rates and either a new grid access charge or demand component;

▪	a Resource Comparison Proxy (“RCP”) for exported energy of 12.9 cents per kWh in year one; and

•
an agreement by APS not to pursue any new self-build generation (with certain exceptions) having an in-service date prior to January 1, 2022 (extended to December 31, 2027 for combined-cycle generating units), unless expressly authorized by the ACC.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Through a separate agreement, APS, industry representatives, and solar advocates commit to stand by the settlement agreement and refrain from seeking to undermine it through ballot initiatives, legislation or advocacy at the ACC.

APS cannot predict whether the 2017 Settlement Agreement will ultimately be approved by the ACC, or the exact timing of the ACC's consideration of the matter.

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

The 2012 Settlement Agreement provides for a zero net change in base rates, consisting of:  (1) a non-fuel base rate increase of $116.3 million; (2) a fuel-related base rate decrease of $153.1 million (to be implemented by a change in the base fuel rate for fuel and purchased power costs ("Base Fuel Rate") from $0.03757 to $0.03207 per kWh; and (3) the transfer of cost recovery for certain renewable energy projects from the RES surcharge to base rates in an estimated amount of $36.8 million. Other key provisions of the 2012 Settlement Agreement are described in detail in Note 3 of our 2016 Form 10-K.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2015, APS filed its 2016 RES Implementation Plan and proposed a RES budget of approximately $148 million. On January 12, 2016, the ACC approved APS’s plan and requested budget.

On July 1, 2016, APS filed its 2017 RES Implementation Plan and proposed a budget of approximately $150 million. APS’s budget request included additional funding to process the high volume of residential rooftop solar interconnection requests and also requested a permanent waiver of the residential distributed energy requirement for 2017 contained in the RES rules. On April 7, 2017, APS filed an amended 2017 RES Implementation Plan and updated budget request which includes the revenue neutral transfer of specific revenue requirements in accordance with the 2017 Settlement Agreement.  The ACC has not yet ruled on the Company’s 2017 RES Implementation Plan.

In September 2016, the ACC initiated a proceeding which will examine the possible modernization and expansion of the RES.  The ACC noted that many of the provisions of the original rule may no longer be appropriate, and the underlying economic assumptions associated with the rule have changed dramatically.  The proceeding will review such issues as the rapidly declining cost of solar generation, an increased interest in community solar projects, energy storage options, and the decline in fossil fuel generation due to stringent regulations of the United States Environmental Protection Agency ("EPA").  The proceeding will also examine the feasibility of increasing the standard to 30% of retail sales by 2030, in contrast to the current standard of 15% of retail sales by 2025.  APS cannot predict the outcome of this proceeding.

Demand Side Management Adjustor Charge ("DSMAC").  The ACC Electric Energy Efficiency Standards require APS to submit a Demand Side Management Implementation Plan ("DSM Plan") for review by and approval of the ACC. In March 2014, the ACC approved a Resource Savings Initiative that allows APS to count towards compliance with the ACC Electric Energy Efficiency Standards, savings from improvements to APS’s transmission and delivery system, generation and facilities that have been approved through a DSM Plan.

On March 20, 2015, APS filed an application with the ACC requesting a budget of $68.9 million for 2015 and minor modifications to its DSM portfolio going forward, including for the first time three resource savings projects which reflect energy savings on APS's system. The ACC approved APS’s 2015 DSM budget on November 25, 2015. In its decision, the ACC also approved that verified energy savings from APS's resource savings projects could be counted toward compliance with the Electric Energy Efficiency Standard, however, the ACC ruled that APS was not allowed to count savings from systems savings projects toward determination of its achievement tier level for its performance incentive, nor may APS include savings from conservation voltage reduction in the calculation of its Lost Fixed Cost Recovery Mechanism (“LFCR”) mechanism.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PSA Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$12,465	$(9,688)
Deferred fuel and purchased power costs — current period	988	(1,007)
Amounts charged to customers	4,172	(2,388)
Ending balance	$17,625	$(13,083)

The PSA rate for the PSA year beginning February 1, 2017 is $(0.001348) per kWh, as compared to $0.001678 per kWh for the prior year.  This new rate is comprised of a forward component of $(0.001027) per kWh and a historical component of $(0.000321) per kWh.

Transmission Rates, Transmission Cost Adjustor ("TCA") and Other Transmission Matters.  In July 2008, the United States Federal Energy Regulatory Commission ("FERC") approved an Open Access Transmission Tariff for APS to move from fixed rates to a formula rate-setting methodology in order to more accurately reflect and recover the costs that APS incurs in providing transmission services.  A large portion of the rate represents charges for transmission services to serve APS's retail customers ("Retail Transmission Charges").  In order to recover the Retail Transmission Charges, APS was previously required to file an application with, and obtain approval from, the ACC to reflect changes in Retail Transmission Charges through the TCA.  Under the terms of the 2012 Settlement Agreement, however, an adjustment to rates to recover the Retail Transmission Charges will be made annually each June 1 and will go into effect automatically unless suspended by the ACC.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 31, 2017, APS made a filing to reduce the Post-Employment Benefits Other than Pension expense reflected in its FERC transmission formula rate calculation to recognize certain savings resulting from plan design changes to the other postretirement benefit plans.  A transmission customer intervened and protested certain aspects of APS’s filing.  FERC initiated a proceeding under Section 206 of the Federal Power Act to evaluate the justness and reasonableness of the revised formula rate filing APS proposed.  At this time, APS is unable to predict the outcome of this proceeding.

APS's formula rate implementation protocols have been in effect since 2008. Recent FERC orders suggest that FERC is examining the structure of formula rate implementation protocols and may require companies to make changes to their protocols in the future. As a result, APS made an administrative filing to update its formula rate implementation protocols on March 3, 2017, which was accepted by FERC with an effective date of May 1, 2017.

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

APS files for a LFCR adjustment every January. APS filed its 2015 annual LFCR adjustment on January 15, 2015, requesting an LFCR adjustment of $38.5 million, which was approved on March 16, 2015, effective for the first billing cycle of March. APS filed its 2016 annual LFCR adjustment on January 15, 2016, requesting an LFCR adjustment of $46.4 million (a $7.9 million annual increase), to be effective for the first billing cycle of March 2016. The ACC approved the 2016 annual LFCR to be effective in May 2016. APS

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

filed its 2017 LFCR adjustment on January 13, 2017 requesting an LFCR adjustment of $63.7 million (a $17.3 million per year increase over 2016 levels), to be effective for the first billing cycle of March 2017. On April 5, 2017, the ACC approved the 2017 annual LFCR adjustment as filed, to be effective with the first billing cycle of April 2017. Because the LFCR mechanism has a balancing account that trues up any under or over recoveries, a one or two month delay in implementation does not have an adverse effect on APS.

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

This decision of the ACC addresses policy determinations only. The decision states that its principles will be applied in future rate cases, and the policy determinations themselves may be subject to future change as are all ACC policies. The determination of the initial export energy price to be paid by APS will be made in APS’s currently pending rate case.  APS cannot predict the outcome of this determination.

The ACC’s decision did not make any policy determinations as to any specific costs to be charged to DG solar system customers for their use of the grid. The determination of any such costs will be made in APS's future rate cases.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 23, 2017, The Alliance for Solar Choice ("TASC") sought rehearing of the ACC's decision regarding the value and cost of DG. TASC asserts that the ACC improperly ignored the Administrative Procedure Act, failed to give adequate notice regarding the scope of the proceedings, and relied on information that was not submitted as evidence, among other alleged defects. Consistent with Arizona statute, TASC filed a Notice of Appeal in the Court of Appeals and filed a Complaint and Statutory Appeal in the Maricopa County Superior Court on March 10, 2017. In accordance with the 2017 Settlement Agreement described above, in the event the ACC approves the 2017 Settlement Agreement, these appeals will be withdrawn by TASC. The ACC's decision is expected to remain in effect during any legal challenge.

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

System Benefits Charge

The 2012 Settlement Agreement provided that once APS achieved full funding of its decommissioning obligation under the sale leaseback agreements covering Unit 2 of Palo Verde, APS was required to implement a reduced System Benefits charge effective January 1, 2016.  Beginning on January 1, 2016, APS began implementing a reduced System Benefits charge.  The impact on APS retail revenues from the new System Benefits charge is an overall reduction of approximately $14.6 million per year with a corresponding reduction in depreciation and amortization expense. This adjustment is subsumed within the 2017 Settlement Agreement.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 7, 2017, Commissioner Burns opened a new ACC docket and indicated that its purpose is to study and rectify problems with transparency and disclosure regarding financial contributions from regulated monopolies or other stakeholders who may appear before the ACC that may directly or indirectly benefit an ACC Commissioner, a candidate for ACC Commissioner, or key ACC staff.  As part of this docket, Commissioner Burns set March 24, 2017 as a deadline for APS to produce all information previously requested through the subpoenas. APS did not produce the information requested and instead objected to the subpoena. Also, as part of the docket a workshop was held on March 24, 2017. On March 10, 2017, Commissioner Burns filed suit against APS and PNW in an effort to enforce his subpoenas. On March 30, 2017, APS filed a motion to dismiss Commissioner Burns suit against APS and PNW. APS and Pinnacle West cannot predict the outcome of this matter.

Four Corners

On December 30, 2013, APS purchased Southern California Edison Company's ("SCE’s") 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013. On December 23, 2014, the ACC approved rate adjustments resulting in a revenue increase of $57.1 million on an annual basis.  This includes the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase through its inclusion in rates.  The 2012 Settlement Agreement also provides for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $62 million as of March 31, 2017 and is being amortized in rates over a total of 10 years. On February 23, 2015, the Arizona School Boards Association and the Association of Business Officials filed a notice of appeal in Division 1 of the Arizona Court of Appeals of the ACC decision approving the rate adjustments. APS has intervened and is actively participating in the proceeding. The Arizona Court of Appeals suspended the appeal pending the Arizona Supreme Court's decision in the SIB matter discussed above. On August 8, 2016, the Arizona Supreme Court issued its opinion in the SIB matter, and the Arizona Court of Appeals has now ordered supplemental briefing on how that SIB decision should affect the challenge to the Four Corners rate adjustment. We cannot predict when or how this matter will be resolved.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

division a question of whether the agreement between APS and SCE relating to the settlement of obligations under the Transmission Agreement was a jurisdictional contract that should have been filed with FERC. APS cannot predict the outcome of either matter.

Cholla

On September 11, 2014, APS announced that it would close Unit 2 of the Cholla Power Plant ("Cholla") and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. APS closed Unit 2 on October 1, 2015. In early 2017, EPA approved a final rule incorporating APS's compromise proposal, which was published in the Federal Register on March 27, 2017. Parties have until May 26, 2017 (60 days from publication in the Federal Register) to file a petition for review in the Ninth Circuit Court of Appeals. APS cannot predict whether such petitions will be filed or if they will be successful.
Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS is currently recovering a return on and of the net book value of the unit in base rates. The 2017 Settlement Agreement described above contemplates continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs. APS believes it will be allowed recovery of the remaining net book value of Unit 2 ($114 million as of March 31, 2017), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of Cholla Unit 2, all or a portion of the regulatory asset will be written off and APS’s net income, cash flows, and financial position will be negatively impacted.
Navajo Plant
On February 13, 2017, the co-owners of the Navajo Generating Station (the "Navajo Plant") voted not to pursue continued operation of the plant beyond December 2019, the expiration of the current lease term, and to pursue a new lease or lease extension with the Navajo Nation that would allow decommissioning activities to begin after December 2019 instead of later this year. Various stakeholders including regulators, tribal representatives, the plant's coal supplier and the U.S. Department of the Interior have been meeting to determine if an alternate solution can be reached that would permit continued operation of the plant beyond 2019. We cannot predict whether any alternate solutions will be found that would be acceptable to all of the stakeholders and feasible to implement. APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant. APS will seek continued recovery in rates for the book value of its remaining investment in the plant ($106 million as of March 31, 2017) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and which may be material. While we believe such costs are probable of recovery, we cannot predict whether or to what degree APS would obtain such recovery.

On February 14, 2017, the ACC opened a docket titled "ACC Investigation Concerning the Future of the Navajo Generating Station" with the stated goal of engaging stakeholders and negotiating a sustainable pathway for the Navajo Plant to continue operating in some form after December 2019. APS cannot predict the outcome of this proceeding.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	March 31, 2017		December 31, 2016
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$699,817	$—	$711,059
Retired power plant costs	2033	9,913	115,110	9,913	117,591
Income taxes — allowance for funds used during construction ("AFUDC") equity	2047	6,202	150,629	6,305	152,118
Deferred fuel and purchased power — mark-to-market (Note 6)	2020	30,203	59,428	—	42,963
Deferred fuel and purchased power (b) (e)	2018	17,625	—	12,465	—
Four Corners cost deferral	2024	6,689	55,221	6,689	56,894
Income taxes — investment tax credit basis adjustment	2046	2,120	54,265	2,120	54,356
Lost fixed cost recovery (b)	2018	70,762	—	61,307	—
Palo Verde VIEs (Note 5)	2046	—	18,930	—	18,775
Deferred compensation	2036	—	36,846	—	35,595
Deferred property taxes	(c)	—	79,447	—	73,200
Loss on reacquired debt	2038	1,637	16,533	1,637	16,942
Tax expense of Medicare subsidy	2024	1,503	10,458	1,513	10,589
Demand Side Management	2018	5,491	—	3,744	—
AG-1 deferral	2018	—	6,976	—	5,868
Mead-Phoenix transmission line CIAC	2050	332	10,625	332	10,708
Transmission cost adjustor (b)	2018	2,071	2,460	—	1,588
Coal reclamation	2026	418	4,728	418	5,182
Other	Various	975	—	432	—
Total regulatory assets (d)		$155,941	$1,321,473	$106,875	$1,313,428

(a)	See Note 4 for further discussion.

(b)	See "Cost Recovery Mechanisms" discussion above.

(c)	Per the provision of the 2012 Settlement Agreement.

(d)
There are no regulatory assets for which the ACC has allowed recovery of costs, but not allowed a return by exclusion from rate base.  FERC rates are set using a formula rate as described in "Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters."

(e)	Subject to a carrying charge.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	March 31, 2017		December 31, 2016
		Current	Non-Current	Current	Non-Current
Asset retirement obligations	2057	$—	$298,796	$—	$279,976
Removal costs	(a)	37,194	211,348	29,899	223,145
Other postretirement benefits	(c)	32,662	115,950	32,662	123,913
Income taxes — deferred investment tax credit	2046	4,315	108,691	4,368	108,827
Income taxes — change in rates	2046	2,565	69,497	1,771	70,898
Spent nuclear fuel	2047	—	72,755	—	71,726
Renewable energy standard (b)	2018	22,367	—	26,809	—
Demand side management (b)	2019	—	19,921	—	20,472
Sundance maintenance	2030	—	15,690	—	15,287
Deferred gains on utility property	2019	2,062	8,439	2,063	8,895
Four Corners coal reclamation	2031	—	19,684	—	18,248
Other	Various	43	7,522	2,327	7,529
Total regulatory liabilities		$101,208	$948,293	$99,899	$948,916

(a)	In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal.

(b)	See "Cost Recovery Mechanisms" discussion above.

(c)	See Note 4.

4.	Retirement Plans and Other Postretirement Benefits

Pinnacle West sponsors a qualified defined benefit and account balance pension plan, a non-qualified supplemental excess benefit retirement plan, and an other postretirement benefit plan for the employees of Pinnacle West and our subsidiaries.  Pinnacle West uses a December 31 measurement date for its pension and other postretirement benefit plans.  The market-related value of our plan assets is their fair value at the measurement dates. Because of plan changes in September 2014, the Company is currently in the process of seeking IRS approval to move approximately $145 million of the other postretirement benefit trust assets into a new trust account to pay for active union employee medical costs. In December 2016, FERC approved a methodology for determining the amount of other postretirement benefit trust assets to transfer into a new trust account to pay for active union employee medical costs. While we do not expect to transfer any funds prior to 2018, as of March 31, 2017, such methodology would result in an amount of approximately $145 million being transferred to the new trust account.

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged to the regulatory asset or liability) (dollars in thousands):

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Service cost — benefits earned during the period	$13,760	$14,266	$4,358	$3,937
Interest cost on benefit obligation	32,701	32,945	7,565	7,341
Expected return on plan assets	(43,710)	(43,792)	(13,350)	(9,122)
Amortization of:
Prior service cost (credit)	20	132	(9,461)	(9,471)
Net actuarial loss	12,489	9,731	1,454	946
Net periodic benefit cost	$15,260	$13,282	$(9,434)	$(6,369)
Portion of cost charged to expense	$7,568	$6,519	$(4,678)	$(3,126)

Contributions

We have made voluntary contributions of $60 million to our pension plan year-to-date in 2017. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $300 million during the 2017-2019 period. We expect to make contributions of less than $1 million in total for the next three years to our other postretirement benefit plans.

5.	Palo Verde Sale Leaseback Variable Interest Entities

In 1986, APS entered into agreements with three separate VIE lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities. APS will retain the assets through 2023 under one lease and 2033 under the other two leases. APS will be required to make payments relating to these leases of approximately $23 million annually through 2023, and $16 million annually for the period 2024 through 2033. At the end of the lease period, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to two years, or return the assets to the lessors.

The leases' terms give APS the ability to utilize the assets for a significant portion of the assets’ economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance.  Predominantly due to the lease terms, APS has been deemed the primary beneficiary of these VIEs and therefore consolidates the VIEs.

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three months ended March 31, 2017 and 2016 of $5 million, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 include the following amounts relating to the VIEs (dollars in thousands):

	March 31, 2017	December 31, 2016
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$112,548	$113,515
Equity — Noncontrolling interests	137,164	132,290

Assets of the VIEs are restricted and may only be used for payment to the noncontrolling interest holders. These assets are reported on our condensed consolidated financial statements.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event were to occur during the lease periods, APS may be required to pay the noncontrolling equity participants approximately $291 million beginning in 2017, and up to $456 million over the lease terms.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2017, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	1,123	GWh
Gas	226	Billion cubic feet

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Financial Statement Location	Three Months Ended March 31,
Commodity Contracts		2017	2016
Loss Recognized in OCI on Derivative Instruments (Effective Portion)	OCI — derivative instruments	$(96)	$(147)
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	(851)	(941)

(a)	During the three months ended March 31, 2017 and 2016, we had no losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)	Amounts are before the effect of PSA deferrals.

During the next twelve months, we estimate that a net loss of $3 million before income taxes will be reclassified from accumulated OCI as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, most of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Financial Statement Location	Three Months Ended March 31,
Commodity Contracts		2017	2016
Net Loss Recognized in Income	Operating revenues	$(288)	$(102)
Net Loss Recognized in Income	Fuel and purchased power (a)	(52,627)	(30,936)
Total		$(52,915)	$(31,038)

(a)	Amounts are before the effect of PSA deferrals.

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

The significant majority of our derivative instruments are not currently designated as hedging instruments.  The Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, include gross liabilities of $1 million and $2 million, respectively, of derivative instruments designated as hedging instruments.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of March 31, 2017 and December 31, 2016.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

As of March 31, 2017: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current assets	$28,193	$(23,983)	$4,210	$12	$4,222
Investments and other assets	1,654	(1,654)	—	—	—
Total assets	29,847	(25,637)	4,210	12	4,222

Current liabilities	(61,861)	23,983	(37,878)	(4,054)	(41,932)
Deferred credits and other	(64,867)	1,654	(63,213)	—	(63,213)
Total liabilities	(126,728)	25,637	(101,091)	(4,054)	(105,145)
Total	$(96,881)	$—	$(96,881)	$(4,042)	$(100,923)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of March 31, 2017, we have no counterparties with positive exposures of greater than 10% of risk management assets. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties' debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at March 31, 2017 (dollars in thousands):

March 31, 2017
Aggregate fair value of derivative instruments in a net liability position	$126,728
Cash collateral posted	—
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	63,646

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $130 million if our debt credit ratings were to fall below investment grade.

7.	Commitments and Contingencies

Palo Verde Nuclear Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the United States Department of Energy ("DOE") in the United States Court of Federal Claims ("Court of Federal Claims").  The lawsuit sought to recover damages incurred

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

due to DOE’s breach of the Contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste ("Standard Contract") for failing to accept Palo Verde's spent nuclear fuel and high level waste from January 1, 2007 through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act.  On August 18, 2014, APS and DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment of $57.4 million by DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. APS’s share of this amount is $16.7 million. Amounts recovered in the lawsuit and settlement were recorded as adjustments to a regulatory liability and had no impact on the amount of reported net income. In addition, the settlement agreement, as amended, provides APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2019.

APS has submitted three claims pursuant to the terms of the August 18, 2014 settlement agreement, for three separate time periods during July 1, 2011 through June 30, 2016. The DOE has approved and paid $65.2 million for these claims (APS’s share is $19 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income.

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act ("Price-Anderson Act"), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident up to approximately $13.4 billion per occurrence.  Palo Verde maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers ("ANI").  The remaining balance of approximately $13.0 billion of liability coverage is provided through a mandatory industry-wide retrospective premium program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be responsible for retrospective premiums.  The maximum retrospective premium per reactor under the program for each nuclear liability incident is approximately $127.3 million, subject to a maximum annual premium of $19 million per incident.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum retrospective premium per incident for all three units is approximately $111.1 million, with a maximum annual retrospective premium of approximately $16.6 million.

The Palo Verde participants maintain insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion.  APS has also secured accidental outage insurance for a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and accidental outage insurance are provided by Nuclear Electric Insurance Limited ("NEIL").  APS is subject to retrospective premium adjustments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount APS could incur under the current NEIL policies totals approximately $24 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $64.8 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations

During the first quarter of 2017 our fuel and purchased power commitments decreased approximately $600 million primarily due to updated estimated renewable energy purchases. The majority of these changes relate to the years 2022 and thereafter.
Other than the items described above, there have been no material changes, as of March 31, 2017, outside the normal course of business in contractual obligations from the information provided in our 2016 Form 10-K. See Note 2 for discussion regarding changes in our long-term debt obligations.

Superfund-Related Matters

The Comprehensive Environmental Response Compensation and Liability Act ("Superfund") establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties ("PRPs").  PRPs may be strictly, and often are jointly and severally, liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 ("OU3") in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study work plan ("RI/FS").  The OU3 working group parties have agreed to a schedule with EPA that calls for the submission of a revised draft RI/FS by November 2017. We estimate that our costs related to this investigation and study will be approximately $2 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

On August 6, 2013, the Roosevelt Irrigation District ("RID") filed a lawsuit in Arizona District Court against APS and 24 other defendants, alleging that RID’s groundwater wells were contaminated by the release of hazardous substances from facilities owned or operated by the defendants.  The lawsuit also alleges that, under Superfund laws, the defendants are jointly and severally liable to RID.  The allegations against APS arise out of APS’s current and former ownership of facilities in and around OU3.  As part of a state governmental investigation into groundwater contamination in this area, on January 25, 2015, the Arizona Department of Environmental Quality ("ADEQ") sent a letter to APS seeking information concerning the degree to which, if any, APS’s current and former ownership of these facilities may have contributed to groundwater contamination in this area.  APS responded to ADEQ on May 4, 2015. On December 16, 2016, two RID contractors filed ancillary lawsuits for recovery of costs against APS and the other defendants. In addition, on March 15, 2017, the Arizona District Court granted partial summary judgment to RID for one element of RID's lawsuit against APS and the other defendants. The court's order is interlocutory and subject to a pending motion for reconsideration. We are unable to predict the outcome of these matters; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

Environmental Matters

APS is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions of both conventional pollutants and greenhouse gases, water quality, wastewater discharges, solid waste, hazardous waste, and coal combustion residuals ("CCRs").  These laws and regulations can change from time to time, imposing new obligations on APS resulting in increased

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

capital, operating, and other costs.  Associated capital expenditures or operating costs could be material.  APS intends to seek recovery of any such environmental compliance costs through our rates, but cannot predict whether it will obtain such recovery.  The following proposed and final rules involve material compliance costs to APS.

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

Navajo Plant. APS estimates that its share of costs for upgrades at the Navajo Plant, based on EPA’s Federal Implementation Plan ("FIP"), could be up to approximately $200 million.  In October 2014, a coalition of environmental groups, an Indian tribe and others filed petitions for review in the United States Court of Appeals for the Ninth Circuit asking the Court to review EPA's final BART rule for the Navajo Plant. On March 20, 2017, the Court denied this petition for review and upheld the legality of EPA's final BART rule for the Navajo Plant. See "Navajo Plant" in Note 3 for information regarding future plans for the Navajo Plant.

Cholla. APS believes that EPA’s original 2012 final rule establishing controls constituting BART for Cholla, which would require installation of SCR controls with a cost to APS of approximately $100 million, is unsupported and that EPA had no basis for disapproving Arizona’s State Implementation Plan ("SIP") and promulgating a FIP that is inconsistent with the state’s considered BART determinations under the regional haze program.  Accordingly, on February 1, 2013, APS filed a Petition for Review of the final BART rule in the United States Court of Appeals for the Ninth Circuit.  Briefing in the case was completed in February 2014.

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

On October 16, 2015, ADEQ issued a revised operating permit for Cholla, which incorporates APS's proposal, and subsequently submitted a proposed revision to the SIP to the EPA, which would incorporate the

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

new permit terms.  On June 30, 2016, EPA issued a proposed rule approving a revision to the Arizona SIP that incorporates APS’s compromise approach for compliance with the Regional Haze program.  EPA signed the final rule approving the Agency's proposal on January 13, 2017. Under the terms of an executive memorandum issued on January 20, 2017, this final rule was held back from publication in the Federal Register pending review by incoming EPA leadership. On March 16, 2017, the new EPA Administrator re-signed the final rule, thereby allowing for publication in the Federal Register, which occurred on March 27, 2017. Parties have until May 26, 2017 (60 days from publication in the Federal Register) to file a petition for review in the Ninth Circuit Court of Appeals. APS cannot predict whether such actions will be filed or if they will be successful.

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

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $15 million. APS is currently evaluating compliance alternatives for Cholla and estimates that its share of incremental costs to comply with the CCR rule for this plant is in the range of $5 million to $40 million based upon which compliance alternatives are ultimately selected. The Navajo Plant currently disposes of CCR in a dry landfill storage area. APS estimates that its share of incremental costs to comply with the CCR rule for the Navajo Plant is approximately $1 million, the majority of which has already been incurred. Additionally, the CCR rule requires ongoing, phased groundwater monitoring. By October 17, 2017, electric utility companies that own or operate CCR disposal units, such as APS, must collect sufficient groundwater sampling data to

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

initiate a detection monitoring program.  To the extent that certain threshold constituents are identified through this initial detection monitoring at levels above the CCR rule’s standards, the rule requires the initiation of an assessment monitoring program by April 15, 2018.  If this assessment monitoring program reveals concentrations of certain constituents above the CCR rule standards that trigger remedial obligations, a corrective measures evaluation must be completed by October 12, 2018. Depending upon the results of such groundwater monitoring and data evaluations at each of Cholla, Four Corners and the Navajo Plant, we may be required to take corrective actions, the costs of which we are unable to reasonably estimate at this time.

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

Clean Power Plan. On August 3, 2015, EPA finalized carbon pollution standards for electric generating units ("EGUs"). Shortly thereafter, a coalition of states, industry groups and electric utilities challenged the legality of these standards, including EPA's Clean Power Plan for existing EGUs, in the U.S. Court of Appeals for the D.C. Circuit. On February 9, 2016, the U.S. Supreme Court granted a stay of the Clean Power Plan pending judicial review of the rule, which temporarily delays compliance obligations under the Clean Power Plan. On March 28, 2017, President Trump issued an Executive Order that, among other things, instructs EPA to reevaluate Agency regulations concerning carbon emissions from EGUs and take appropriate action to suspend, revise or rescind the August 2015 carbon pollution standards for EGUs, including the Clean Power Plan. Also on March 28, 2017, the U.S. Department of Justice, on behalf of EPA, filed a motion with the U.S. Court of Appeals for the D.C. Circuit to hold the ongoing litigation over the August 2015 pollution standards in abeyance pending EPA action in accordance with the Executive Order. At this time we cannot predict the outcome of EPA's review of the August 2015 carbon pollution standards and whether EPA will take action to suspend, rescind or revise these regulations. The carbon pollution standards for EGUs on state and tribal lands are described in detail in Note 10 of our 2016 Form 10-K.

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

Federal Agency Environmental Lawsuit Related to Four Corners

On April 20, 2016, several environmental groups filed a lawsuit against the Office of Surface Mining Reclamation and Enforcement ("OSM") and other federal agencies in the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine.  The lawsuit

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

alleges that these federal agencies violated both the Endangered Species Act ("ESA") and the National Environmental Policy Act ("NEPA") in providing the federal approvals necessary to extend operations at the Four Corners Power Plant and the adjacent Navajo Mine past July 6, 2016.  APS filed a motion to intervene in the proceedings, which was granted on August 3, 2016. Briefing on the merits of this litigation is expected to extend through May 2017. On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. Because the court has placed a stay on all litigation deadlines pending its decision regarding NTEC's motion to dismiss, the schedule for briefing and the anticipated timeline for completion of this litigation will likely be extended. We cannot predict the outcome of this matter or its potential effect on Four Corners.

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support certain debt arrangements, commodity contract collateral obligations, and other transactions. As of March 31, 2017, standby letters of credit totaled $35 million and will expire in 2017. As of March 31, 2017, surety bonds expiring through 2019 totaled $61 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at March 31, 2017. Effective July 6, 2016, Pinnacle West has issued two parental guarantees for 4CA relating to payment obligations arising from 4CA’s acquisition of El Paso’s 7% interest in Four Corners, and pursuant to the Four Corners participation agreement payment obligations arising from 4CA’s ownership interest in Four Corners.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Other Income and Other Expense

The following table provides detail of Pinnacle West's Consolidated other income and other expense for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Other income:
Interest income	$477	$117
Miscellaneous	3	—
Total other income	$480	$117
Other expense:
Non-operating costs	$(1,959)	$(2,049)
Investment losses — net	(301)	(518)
Miscellaneous	(1,420)	(1,471)
Total other expense	$(3,680)	$(4,038)

The following table provides detail of APS’s other income and other expense for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Other income:
Interest income	$338	$73
Gain on disposition of property	308	332
Miscellaneous	416	205
Total other income	$1,062	$610
Other expense:
Non-operating costs (a)	$(2,166)	$(1,966)
Loss on disposition of property	(88)	(426)
Miscellaneous	(2,124)	(2,358)
Total other expense	$(4,378)	$(4,750)

(a)  As defined by FERC, includes below-the-line non-operating utility expense (items excluded from utility rate recovery).

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income attributable to common shareholders	$23,312	$4,453
Weighted average common shares outstanding — basic	111,728	111,296
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	467	551
Weighted average common shares outstanding — diluted	112,195	111,847
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$0.21	$0.04
Net income attributable to common shareholders — diluted	$0.21	$0.04

10.	Fair Value Measurements

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

Certain instruments have been valued using the concept of Net Asset Value (“NAV”), as a practical expedient. These instruments are typically structured as investment companies offering shares or units to multiple investors for the purpose of providing a return. These instruments are similar to mutual funds; however, they are not traded on an exchange. Instruments valued using NAV, as a practical expedient, are included in our fair value disclosures however, in accordance with GAAP are not classified within the fair value hierarchy levels.

Recurring Fair Value Measurements

We apply recurring fair value measurements to certain cash equivalents, derivative instruments, investments held in our nuclear decommissioning trust, plan assets held in our retirement and other benefit plans and coal reclamation trust investments.  See Note 7 in the 2016 Form 10-K for the fair value discussion of plan assets held in our retirement and other benefit plans.

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

When the unobservable portion is significant to the overall valuation of the transaction, the entire transaction is classified as Level 3.  Our classification of instruments as Level 3 is primarily reflective of the long-term nature of our energy transactions.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at March 31, 2017, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at March 31, 2017
Assets
Coal reclamation trust - cash equivalents (b)	$14,801	$—	$—	$—		$14,801
Risk management activities — derivative instruments:
Commodity contracts	—	20,431	9,416	(25,625)	(c)	4,222
Nuclear decommissioning trust:
U.S. commingled equity funds	—	—	—	374,695	(d)	374,695
Fixed income securities:
Cash and cash equivalent funds	—	—	—	336	(e)	336
U.S. Treasury	94,709	—	—	—		94,709
Corporate debt	—	115,329	—	—		115,329
Mortgage-backed securities	—	115,332	—	—		115,332
Municipal bonds	—	81,932	—	—		81,932
Other	—	22,715	—	—		22,715
Subtotal nuclear decommissioning trust	94,709	335,308	—	375,031		805,048
Total	$109,510	$355,739	$9,416	$349,406		$824,071
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(75,627)	$(51,101)	$21,583	(c)	$(105,145)

(a)	Primarily consists of long-dated electricity contracts.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value at December 31, 2016, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

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

Fair Value Measurements Classified as Level 3

The significant unobservable inputs used in the fair value measurement of our energy derivative contracts include broker quotes that cannot be validated as an observable input primarily due to the long-term nature of the quote.  Significant changes in these inputs in isolation would result in significantly higher or lower fair value measurements.  Changes in our derivative contract fair values, including changes relating to unobservable inputs, typically will not impact net income due to regulatory accounting treatment (see Note 3).

Because our forward commodity contracts classified as Level 3 are currently in a net purchase position, we would expect price increases of the underlying commodity to result in increases in the net fair value of the

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

related contracts.  Conversely, if the price of the underlying commodity decreases, the net fair value of the related contracts would likely decrease.

Other unobservable valuation inputs include credit and liquidity reserves which do not have a material impact on our valuations; however, significant changes in these inputs could also result in higher or lower fair value measurements.

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at March 31, 2017 and December 31, 2016:

	March 31, 2017 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$8,805	$30,313	Discounted cash flows	Electricity forward price (per MWh)	$16.65 - $36.64	$27.96
Natural Gas:
Forward Contracts (a)	611	20,788	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.07 - $2.80	$2.42
Total	$9,416	$51,101

(a)	Includes swaps and physical and financial contracts.

	December 31, 2016 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$10,648	$32,042	Discounted cash flows	Electricity forward price (per MWh)	$16.43 - $41.07	$29.86
Natural Gas:
Forward Contracts (a)	428	26,440	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.32 - $3.60	$2.81
Total	$11,076	$58,482

(a)	Includes swaps and physical and financial contracts.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities' assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
Commodity Contracts	2017	2016
Net derivative balance at beginning of period	$(47,406)	$(32,979)
Total net gains (losses) realized/unrealized:
Included in OCI	—	—
Deferred as a regulatory asset or liability	(11,755)	(9,103)
Settlements	1,423	1,765
Transfers into Level 3 from Level 2	(38)	262
Transfers from Level 3 into Level 2	16,091	548
Net derivative balance at end of period	$(41,685)	$(39,507)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—

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

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets.  See Note 10 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have deferred realized and unrealized gains and losses (including other-than-temporary impairments on investment securities) in other regulatory liabilities.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at March 31, 2017 and December 31, 2016 (dollars in thousands):

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
March 31, 2017
Equity securities	$374,695	$207,708	$—
Fixed income securities	430,016	10,022	(3,963)
Net receivables (a)	337	—	—
Total	$805,048	$217,730	$(3,963)

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2016
Equity securities	$353,261	$188,091	$—
Fixed income securities	425,530	9,820	(4,962)
Net receivables (a)	795	—	—
Total	$779,586	$197,911	$(4,962)

(a)	Net receivables/payables relate to pending purchases and sales of securities.

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Realized gains	$2,367	$2,438
Realized losses	(2,453)	(1,786)
Proceeds from the sale of securities (a)	151,126	141,809

(a)	Proceeds are reinvested in the trust.

The fair value of fixed income securities, summarized by contractual maturities, at March 31, 2017 is as follows (dollars in thousands):

Fair Value
Less than one year	$12,143
1 year – 5 years	117,217
5 years – 10 years	114,131
Greater than 10 years	186,525
Total	$430,016

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.    New Accounting Standards

Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers

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

We will adopt this standard on January 1, 2018, and expect to adopt the guidance using the modified retrospective transition approach. Our revenues are derived primarily from sales of electricity to our regulated retail customers, and based on our assessment we do not expect the adoption of this guidance will impact the timing of our revenue recognition relating to these customers. However, our evaluation is on-going and we continue to monitor certain industry related topics being addressed by the American Institute of Certified Public Accountants Revenue Recognition Working Group and the Financial Accounting Standards Board’s Transition Resource Group. Conclusions reached by these groups could impact our application of the standard. Furthermore, the adoption of the new standard may impact our presentation of revenues and will impact our disclosures relating to revenue.

ASU 2016-01, Financial Instruments: Recognition and Measurement

In January 2016, a new accounting standard was issued relating to the recognition and measurement of financial instruments. The new guidance will require certain investments in equity securities to be measured at fair value with changes in fair value recognized in net income, and modifies the impairment assessment of certain equity securities. The new standard is effective for us on January 1, 2018. Certain aspects of the standard may require a cumulative effect adjustment and other aspects of the standard are required to be adopted prospectively. We plan on adopting this standard on January 1, 2018, and continue to evaluate the impacts the new guidance may have on our financial statements. As of March 31, 2017 we do not have significant equity investments that would be impacted by this standard.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ASU 2017-05, Other Income: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, a new accounting standard was issued intended to clarify the scope of accounting guidance pertaining to gains and losses from the derecognition of nonfinancial assets, and to add guidance for partial sales of nonfinancial assets. The new standard is effective for us on January 1, 2018. The guidance may be applied using either a retrospective or modified retrospective transition approach. We are currently evaluating this new accounting standard and the impacts it may have on our financial statements.

ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, a new accounting standard was issued that modifies how plan sponsors present net periodic pension cost and net periodic postretirement benefit cost (net benefit costs). The presentation changes will require net benefit costs to be disaggregated on the income statement by the various components that comprise these costs. Specifically, only the service cost component will be eligible for presentation as an operating income item, and all other cost components will be presented as non-operating items. This presentation change must be applied retrospectively. Furthermore, the new standard only allows the service cost component to be eligible for capitalization. The change in capitalization requirements must be applied prospectively. The new guidance is effective for us on January 1, 2018. We are currently evaluating this new accounting standard and the impacts it will have on our financial statements. The adoption of this guidance will change our financial statement presentation of net benefit costs and amounts eligible for capitalization; however due to regulatory accounting we do not expect these changes will have a significant impact on our results of operations.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.     Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Balance at beginning of period	$(43,822)	$(44,748)
Derivative Instruments
OCI (loss) before reclassifications	(770)	(693)
Amounts reclassified from accumulated other comprehensive loss (a)	1,207	1,141
Net current period OCI (loss)	437	448
Pension and Other Postretirement Benefits
Amounts reclassified from accumulated other comprehensive loss (b)	522	530
Net current period OCI (loss)	522	530
Balance at end of period	$(42,863)	$(43,770)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 6.

(b)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 4.

The following table shows the changes in APS's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Balance at beginning of period	$(25,423)	$(27,097)
Derivative Instruments
OCI (loss) before reclassifications	(770)	(693)
Amounts reclassified from accumulated other comprehensive loss (a)	1,207	1,141
Net current period OCI (loss)	437	448
Pension and Other Postretirement Benefits
Amounts reclassified from accumulated other comprehensive loss (b)	611	611
Net current period OCI (loss)	611	611
Balance at end of period	$(24,375)	$(26,038)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 6.

(b)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 4.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Combined Notes that appear in Item 1 of this report.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see "Forward-Looking Statements" at the front of this report and "Risk Factors" in Part 1, Item 1A of the 2016 Form 10-K.

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

Coal and Related Environmental Matters and Transactions.  APS is a joint owner of three coal-fired power plants and acts as operating agent for two of the plants.  APS is focused on the impacts on its coal fleet that may result from increased regulation and potential legislation concerning GHG emissions.  On June 2, 2014, EPA proposed a rule to limit carbon dioxide emissions from existing power plants (the "Clean Power Plan"), and EPA finalized its proposal on August 3, 2015.  (See Note 7 for information regarding challenges to the legality of the Clean Power Plan, a court-ordered stay of the Clean Power Plan pending judicial review of the rule, which temporarily delays compliance obligations, and a recently-issued Executive Order requiring EPA to reevaluate the Clean Power Plan and consider whether to suspend, rescind or revise this regulation.)

EPA’s nationwide CO2 emissions reduction goal is 32% below 2005 emission levels.  As finalized for the state of Arizona and the Navajo Nation, compliance with the Clean Power Plan could involve a shift in generation from coal to natural gas and renewable generation.  If or until implementation plans for these jurisdictions are finalized, we are unable to determine the actual impacts to APS.  APS continually analyzes its long-range capital management plans to assess the potential effects of these changes, understanding that any resulting regulation and legislation could impact the economic viability of certain plants, as well as the willingness or ability of power plant participants to continue participation in such plants.

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

On January 13, 2017, EPA approved a final rule incorporating APS's compromise proposal. Under the terms of an executive memorandum issued on January 20, 2017, this final rule was held back from publication in the Federal Register pending review by incoming EPA leadership. On March 16, 2017, the new EPA Administrator re-signed the final rule, thereby allowing for publication in the Federal Register, which occurred on March 27, 2017. Parties have until May 26, 2017 (60 days from publication in the Federal Register) to file a petition for review in the Ninth Circuit Court of Appeals. APS cannot predict whether such actions will be filed or if they will be successful.

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

Navajo Plant

On February 13, 2017, the co-owners of the Navajo Plant voted not to pursue continued operation of the plant beyond December 2019, the expiration of the current lease term, and to pursue a new lease or lease extension with the Navajo Nation that would allow decommissioning activities to begin after December 2019 instead of later this year. Various stakeholders including regulators, tribal representatives, the plant's coal supplier and the U.S. Department of the Interior have been meeting to determine if an alternate solution can be reached that would permit continued operation of the plant beyond 2019. We cannot predict whether any alternate solutions will be found that would be acceptable to all of the stakeholders and feasible to implement. APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant. APS will seek continued recovery in rates for the book value of its remaining investment in the plant (see Note 3 for additional details) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and which may be material. While we believe such costs are probable of recovery, we cannot predict whether or to what degree APS would obtain such recovery.

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

Transmission and Delivery.  APS is working closely with regulators to identify and plan for transmission needs that continue to support system reliability, access to markets and renewable energy development.  The capital expenditures table presented in the "Liquidity and Capital Resources" section below includes new APS transmission projects through 2019, along with other transmission costs for upgrades and replacements.  APS is also working to establish and expand advanced grid technologies throughout its service territory to provide long-term benefits both to APS and its customers.  APS is strategically deploying a variety of technologies that are intended to allow customers to better manage their energy usage, minimize system outage durations and frequency, enable customer choice for new customer sited technologies, and facilitate greater cost savings to APS through improved reliability and the automation of certain distribution functions.

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

Regulatory Matters

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

On March 1, 2017, the ACC Staff filed with the ACC a settlement term sheet. The settlement term sheet was agreed to by a majority of the formal stakeholders in the rate case, including the ACC Staff, the Residential Utility Consumer Office, limited income advocates and private rooftop solar organizations. The settlement term sheet was converted into the 2017 Settlement Agreement, was signed by the supporting parties and was filed with the ACC on March 27, 2017. (See Note 3 for details of the 2017 Settlement Agreement.)
The 2017 Settlement Agreement was submitted to the ALJ, whose decision regarding whether the settlement should be approved will be reviewed by the ACC. Hearings on the proposed settlement began on April 24, 2017.

In its original filing, the Company requested that the rate increase become effective July 1, 2017.  In July 2016, the ALJ set a procedural schedule for the rate proceeding, which supported completing the case within 12 months. On January 13, 2017, the ALJ issued a procedural order delaying hearings on the case for approximately one month to allow parties to prepare testimony on the DG rate design issues addressed in the value and cost of DG decision. In light of this delay in the start of the hearings on the settlement, we currently expect a moderate delay in the scheduling of a final ACC vote on the settlement beyond the originally-anticipated July 1, 2017 date.

On April 27, 2017, Commissioner Burns filed a motion requesting that the ALJ suspend and continue the rate case proceedings and facilitate an investigation to determine whether certain commissioners should be disqualified from further participation in the matter.

APS cannot predict whether the 2017 Settlement Agreement will ultimately be approved by the ACC, or the exact timing of the ACC's consideration of the matter.

APS has several recovery mechanisms in place that provide more timely recovery to APS of its fuel and transmission costs, and costs associated with the promotion and implementation of its demand side management and renewable energy efforts and customer programs.  These mechanisms are described more fully below and in Note 3.

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

On July 1, 2016, APS filed its 2017 RES Implementation Plan and proposed a budget of approximately $150 million. APS’s budget request included additional funding to process the high volume of residential rooftop solar interconnection requests and also requested a permanent waiver of the residential distributed energy requirement for 2017 contained in the RES rules. On April 7, 2017, APS filed an amended 2017 RES Implementation Plan and updated budget request which includes the revenue neutral transfer of specific revenue requirements in accordance with the 2017 Settlement Agreement.  The ACC has not yet ruled on the Company’s 2017 RES Implementation Plan.

In September 2016, the ACC initiated a proceeding which will examine the possible modernization and expansion of the RES.  The ACC noted that many of the provisions of the original rule may no longer be appropriate, and the underlying economic assumptions associated with the rule have changed dramatically.  The proceeding will review such issues as the rapidly declining cost of solar generation, an increased interest in community solar projects, energy storage options, and the decline in fossil fuel generation due to stringent EPA regulations.  The proceeding will also examine the feasibility of increasing the standard to 30% of retail sales by 2030, in contrast to the current standard of 15% of retail sales by 2025.  APS cannot predict the outcome of this proceeding. See Note 3 for more information on the RES.

The following table summarizes renewable energy sources in APS's renewable portfolio that are in operation and under development as of May 2, 2017.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar (a)	239	—
Purchased Power Agreements:
Solar	310	—
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	6	—
Total Purchased Power Agreements	629	—
Total Distributed Energy: Solar (b)	607	45 (c)
Total Renewable Portfolio	1,475	45

(a)         Included in the 239 MW number is 170 MW of solar resources procured through the Company's AZ Sun Program.
(b)          Includes rooftop solar facilities owned by third parties. Distributed generation is produced in DC and is converted to AC for reporting purposes.

(c)	Applications received by APS that are not yet installed and online.

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

On June 1, 2016, the Company filed its 2017 DSM Implementation Plan, in which APS proposes programs and measures that specifically focus on reducing peak demand, shifting load to off-peak periods and educating customers about strategies to manage their energy and demand.  The requested budget in the 2017 DSM Implementation Plan is $62.6 million.  On January 27, 2017, APS filed an updated and modified 2017 DSM Implementation Plan that incorporated the proposed $4 million Residential Demand Response, Energy Storage and Load Management Program that was filed with the ACC on December 5, 2016 and the requested budget for the 2017 DSM Plan increased to $66.6 million. The ACC has not yet ruled on the Company’s 2017 DSM Plan. See Note 3 for more information on demand side management.

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

On January 23, 2017, The Alliance for Solar Choice ("TASC") sought rehearing of the ACC's decision regarding the value and cost of DG. TASC asserts that the ACC improperly ignored the Administrative Procedure Act, failed to give adequate notice regarding the scope of the proceedings, and relied on information that was not submitted as evidence, among other alleged defects. Consistent with Arizona statute, TASC filed a Notice of Appeal in the Court of Appeals and filed a Complaint and Statutory Appeal in the Maricopa County Superior Court on March 10, 2017. In accordance with the Settlement Agreement described above, in the event the ACC approves the Settlement Agreement, these appeals will be withdrawn by TASC. The ACC's decision is expected to remain in effect during any legal challenge.

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

On February 7, 2017, Commissioner Burns opened a new ACC docket and indicated that its purpose is to study and rectify problems with transparency and disclosure regarding financial contributions from regulated monopolies or other stakeholders who may appear before the ACC that may directly or indirectly benefit an ACC Commissioner, a candidate for ACC Commissioner, or key ACC staff.  As part of this docket, Commissioner Burns set March 24, 2017 as a deadline for APS to produce all information previously requested through the subpoenas. APS did not produce the information requested and instead objected to the subpoena. Also, as part of the docket a workshop was held on March 24, 2017. On March 10, 2017, Commissioner Burns filed suit against APS and PNW in an effort to enforce his subpoenas. On March 30, 2017, APS filed a motion to dismiss Commissioner Burns suit against APS and PNW. APS and Pinnacle West cannot predict the outcome of this matter.

FERC Matter. As part of APS’s acquisition of SCE’s interest in Four Corners Units 4 and 5, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination.  On December 22, 2015, APS and SCE agreed to terminate the Transmission Termination Agreement and allow for the Transmission Agreement to expire according to its terms, which includes settling obligations in accordance with the terms of the Transmission Agreement.  APS established a regulatory asset of $12 million in 2015 in connection with the payment required under the terms of the Transmission Agreement. On July 1, 2016, FERC issued an order denying APS’s request to recover the regulatory asset through its FERC-jurisdictional rates.  APS and SCE completed the termination of the Transmission Agreement on July 6, 2016. APS made the required payment to SCE and wrote-off the $12 million regulatory asset and charged operating revenues to reflect the effects of this order in the second quarter of 2016.  On July 29, 2016, APS filed for a rehearing with FERC. In its order denying recovery, FERC also referred to its enforcement division a question of whether the agreement between APS and SCE relating to the settlement of obligations under the Transmission Agreement was a jurisdictional contract that should have been filed with FERC. APS cannot predict the outcome of either matter.

Financial Strength and Flexibility

Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities, and may readily access these facilities ensuring adequate liquidity for each company.  Capital expenditures will be funded with internally generated cash and external financings, which may include issuances of long-term debt and Pinnacle West common stock.

Other Subsidiaries

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

Actual and Projected Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.4% for the three-month period ended March 31, 2017 compared with the prior-year period.  For the three years 2014 through 2016, APS’s customer growth averaged 1.3% per year. We currently project annual customer growth to be 1.5-2.5% for 2017 and to average in the range of 2.0-3.0% for 2017 through 2019 based on our assessment of modestly improving economic conditions in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, decreased 3.3% for the three-month period ended March 31, 2017 compared with the prior-year period. Improving economic conditions and customer growth were more than offset by energy savings driven by customer conservation, energy efficiency, distributed renewable generation initiatives and one fewer day of sales due to the leap year in 2016.  For the three years 2014 through 2016, APS experienced annual increases in retail electricity sales averaging 0.2%, adjusted to exclude the effects of weather variations.  We currently project that annual retail electricity sales in kWh will increase in the range of 0-1.0% for 2017 and increase on average in the range of 0.5-1.5% during 2017 through 2019, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A slower recovery of the Arizona economy or acceleration of the expected effects of customer conservation, energy efficiency or distributed renewable generation initiatives could further impact these estimates.

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

Operating Results — Three-month period ended March 31, 2017 compared with three-month period ended March 31, 2016.

Our consolidated net income attributable to common shareholders for the three months ended March 31, 2017 was $23 million, compared with consolidated net income attributable to common shareholders of $4 million for the prior-year period.  The results reflect an increase of approximately $18 million for the regulated electricity segment primarily due to lower operations and maintenance expenses related to fossil generation and employee benefit costs, higher lost fixed costs recovery and the effects of weather, partially offset by lower retail sales due to changes in customer usage patterns and related pricing.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended March 31,
	2017	2016	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$460	$455	$5
Operations and maintenance	(217)	(243)	26
Depreciation and amortization	(127)	(119)	(8)
Taxes other than income taxes	(44)	(43)	(1)
All other income and expenses, net	7	8	(1)
Interest charges, net of allowance for borrowed funds used during construction	(47)	(46)	(1)
Income taxes	(4)	(2)	(2)
Less income related to noncontrolling interests (Note 5)	(5)	(5)	—
Regulated electricity segment income	23	5	18
All other	—	(1)	1
Net Income Attributable to Common Shareholders	$23	$4	$19

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $5 million higher for the three months ended March 31, 2017 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Lost fixed cost recovery	$8	$—	$8
Effects of weather	9	3	6
Lower retail sales due to changes in customer usage patterns and related pricing	(13)	(6)	(7)
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(3)	(4)	1
Miscellaneous items, net	(1)	2	(3)
Total	$—	$(5)	$5

Operations and maintenance.  Operations and maintenance expenses decreased $26 million for the three months ended March 31, 2017 compared with the prior-year period primarily because of:

•	A decrease of $18 million in fossil generation costs due to less planned outage activity in the current year period;

•	A decrease of $7 million for employee benefit costs primarily related to the adoption of new stock compensation guidance in the fourth quarter of 2016;

•	A decrease of $4 million for transmission, distribution, and customer service costs primarily due to decreased maintenance costs, partially offset by costs related to implementation of new systems;

•	An increase of $6 million for costs primarily related to information technology and other corporate support; and

•	A decrease of $3 million related to miscellaneous other factors.

Depreciation and amortization.  Depreciation and amortization expenses were $8 million higher for the three months ended March 31, 2017 compared with the prior-year period primarily related to increased plant in service.

Income taxes.  Income taxes were $2 million higher for the three months ended March 31, 2017 compared with the prior-year period primarily due to the effects of higher pretax income in the current year period, partially offset by a lower effective tax rate in the current year period primarily due to the adoption of new stock compensation guidance in 2016. The new guidance requires all excess income tax benefits and deficiencies arising from share-based payments to be recognized in earnings in the period they occur, which may cause effective tax rate fluctuations in future quarters when stock compensation payouts occur.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2017, APS’s common equity ratio, as defined, was 52%.  Its total shareholder equity was approximately $4.9 billion, and total capitalization was approximately $9.4 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $3.8 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Many of APS’s current capital expenditure projects qualify for bonus depreciation. On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016 (H.R. 2029), which contained an extension of bonus depreciation through 2019.  Enactment of this legislation is expected to generate approximately $300-$350 million of cash tax benefits over the next three years, which is expected to be fully realized by APS and Pinnacle West during this time frame.  The cash generated by the extension of bonus depreciation is an acceleration of the tax benefits that APS would have otherwise received over 20 years and reduces rate base for ratemaking purposes.  At Pinnacle West Consolidated, the extension of bonus depreciation will, in turn, delay until 2019 full cash realization of approximately $98 million of currently unrealized Investment Tax Credits, which are recorded as a deferred tax asset on the Condensed Consolidated Balance Sheet as of March 31, 2017.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the three months ended March 31, 2017 and 2016 (dollars in millions):

Pinnacle West Consolidated

	Three Months Ended March 31,		Net
	2017	2016	Change
Net cash flow provided by operating activities	$140	$144	$(4)
Net cash flow used for investing activities	(349)	(372)	23
Net cash flow provided by financing activities	203	203	—
Net decrease in cash and cash equivalents	$(6)	$(25)	$19

Arizona Public Service Company

	Three Months Ended March 31,		Net
	2017	2016	Change
Net cash flow provided by operating activities	$174	$154	$20
Net cash flow used for investing activities	(343)	(363)	20
Net cash flow provided by (used for) financing activities	163	192	(29)
Net decrease in cash and cash equivalents	$(6)	$(17)	$11

Operating Cash Flows

Three-month period ended March 31, 2017 compared with three-month period ended March 31, 2016.  Pinnacle West’s consolidated net cash provided by operating activities was $140 million in 2017 and $144 million in 2016. APS's variance from Pinnacle West is primarily due to the decrease of intercompany receivables.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 116% funded as of January 1, 2016 and 115% as of January 1, 2017.  Under GAAP, the qualified pension plan was 88% funded as of January 1, 2016 and January 1, 2017. See Note 4 for additional details. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have made voluntary contributions of $60 million to our pension plan year-to-date in 2017. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $300 million during the 2017-2019 period. We expect to make contributions of less than $1 million in total for the next three years to our other postretirement benefit plans.

Investing Cash Flows

Three-month period ended March 31, 2017 compared with three-month period ended March 31, 2016.  Pinnacle West’s consolidated net cash used for investing activities was $349 million in 2017, compared to $372 million in 2016, a decrease of $23 million in net cash used primarily related to decreased capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2017	2018	2019
APS
Generation:
Nuclear Fuel	$70	$71	$65
Renewables	4	17	16
Environmental	197	100	41
New Gas Generation	237	119	8
Other Generation	153	210	152
Distribution	398	415	491
Transmission	207	136	152
Other (a)	71	71	84
Total APS	$1,337	$1,139	$1,009

(a)         Primarily information systems and facilities projects.

Generation capital expenditures are comprised of various improvements to APS’s existing fossil, renewable and nuclear plants.  Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment.  We have not included estimated costs for Cholla's compliance with EPA’s regional haze rule. (See Note 7 for details regarding the status of the final rule for Cholla.) We are monitoring the status of other environmental matters, which, depending on their final outcome, could require modification to our planned environmental expenditures.

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

Financing Cash Flows and Liquidity

Three-month period ended March 31, 2017 compared with three-month period ended March 31, 2016.  Pinnacle West’s consolidated net cash provided by financing activities was $203 million in 2017 and in 2016.  The net cash provided by financing activities include $255 million higher issuances of long-term debt through March 31, 2017 offset by $232 million net decrease in short-term borrowings and $20 million primarily related to Pinnacle West's common stock for certain stock awards.

Significant Financing Activities.  On April 19, 2017, the Pinnacle West Board of Directors declared a dividend of $0.655 per share of common stock, payable on June 1, 2017 to shareholders of record on May 1, 2017.

On March 21, 2017, APS issued an additional $250 million par amount of its outstanding 4.35% unsecured senior notes that mature on November 15, 2045.  The net proceeds from the sale were used to refinance commercial paper borrowings and to replenish cash temporarily used to fund capital expenditures.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

At March 31, 2017, Pinnacle West had a $200 million facility that matures in May 2021. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. At March 31, 2017, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $42.8 million of commercial paper borrowings.

At March 31, 2017, PNW had a $75 million 364-day unsecured revolving credit facility that matures in August 2017. PNW will use this facility to fund or otherwise support obligations related to 4CA, and borrowings under the facility will bear interest at LIBOR plus 0.80% per annum. At March 31, 2017, Pinnacle West had $48 million outstanding under the facility.

At March 31, 2017, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in September 2020 and the $500 million facility that matures in May 2021.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2017, APS had $116.5 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

 See "Financial Assurances" in Note 7 for a discussion of APS’s separate outstanding letters of credit and surety bonds.

Other Financing Matters. See Note 6 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At March 31, 2017, the ratio was approximately 49% for Pinnacle West and 48% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of April 25, 2017 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	A3	A-	A-
Commercial paper	P-2	A-2	F2
Outlook	Stable	Stable	Stable

APS
Corporate credit rating	A2	A-	A-
Senior unsecured	A2	A-	A
Commercial paper	P-1	A-2	F2
Outlook	Stable	Stable	Stable

Off-Balance Sheet Arrangements

See Note 5 for a discussion of the impacts on our financial statements of consolidating certain VIEs.

Contractual Obligations

During the first quarter of 2017 our fuel and purchased power commitments decreased approximately $600 million primarily due to updated estimated renewable energy purchases. The majority of these changes relate to the years 2022 and thereafter.
Other than the items described above, there have been no material changes, as of March 31, 2017, outside the normal course of business in contractual obligations from the information provided in our 2016 Form 10-K. See Note 2 for discussion regarding changes in our long-term debt obligations.

CRITICAL ACCOUNTING POLICIES

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex, and actual results could differ from those estimates.  There have been no changes to our critical accounting policies since our 2016 Form 10-K.  See "Critical Accounting Policies" in Item 7 of the 2016 Form 10-K for further details about our critical accounting policies.

OTHER ACCOUNTING MATTERS

We are currently evaluating the impacts of adopting the following new accounting standards:

•	Revenue recognition guidance, and related amendments, effective for us on January 1, 2018

•	Financial instrument recognition and measurement guidance effective for us on January 1, 2018

•	Presentation of net periodic pension costs and net periodic postretirement benefit costs, effective for us on January 1, 2018

•	Business combination guidance, clarifying the definition of a business, effective for us on January 1, 2018

•	Clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets, effective for us on January 1, 2018

•	Lease accounting guidance effective for us on January 1, 2019

•	Measurement of credit losses on financial instruments effective for us on January 1, 2020

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended March 31,
	2017	2016
Mark-to-market of net positions at beginning of year	$(49)	$(154)
Decrease (Increase) in regulatory asset/liability	(49)	(14)
Recognized in OCI:
Mark-to-market losses realized during the period	1	1
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(97)	$(167)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at March 31, 2017 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, "Derivative Accounting" and "Fair Value Measurements," in Item 8 of our 2016 Form 10-K and Note 10 for more discussion of our valuation methods.

Source of Fair Value	2017	2018	2019	2020	Total fair value
Observable prices provided by other external sources	$(22)	$(27)	$(5)	$(1)	$(55)
Prices based on unobservable inputs	(5)	(12)	(21)	(4)	(42)
Total by maturity	$(27)	$(39)	$(26)	$(5)	$(97)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 (dollars in millions):

	March 31, 2017		December 31, 2016
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) or OCI (a)
Electricity	$2	$(2)	$2	$(2)
Natural gas	42	(42)	46	(46)
Total	$44	$(44)	$48	$(48)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of March 31, 2017.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of March 31, 2017.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.                   LEGAL PROCEEDINGS

See "Business of Arizona Public Service Company — Environmental Matters" in Item 1 of the 2016 Form 10-K with regard to pending or threatened litigation and other disputes.

See Note 3 for ACC and FERC-related matters.

See Note 7 for information regarding environmental matters and Superfund-related matters.

Item 1A.                RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A — Risk Factors in the 2016 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS.  The risks described in the 2016 Form 10-K are not the only risks facing Pinnacle West and APS.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

Item 5.                OTHER INFORMATION

Nuclear Waste Texas Lawsuit

On March 22, 2017, the State of Texas ("Texas") filed a lawsuit in the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") seeking various forms of equitable relief to address the federal government's responsibility to accept, transport and dispose of spent nuclear fuel and high level waste generated incident to the operation of the nation's commercial nuclear power plants.  Texas has asked the Fifth Circuit to declare that the federal government has violated the Nuclear Waste Policy Act in two ways: (i) by conducting consent-based siting activities instead of pursuing the licensing of the Yucca Mountain, Nevada, repository; and (ii) by holding the Yucca Mountain adjudicatory licensing hearing in abeyance.  Texas asks the Fifth Circuit to find that the government has violated the Nuclear Waste Policy Act; direct that the government's consent-based siting to cease and the Yucca Mountain adjudicatory licensing process to resume; and, if the government fails to do so, order other extraordinary measures, including restitution and disgorgement of funds that are maintained in the Nuclear Waste Fund by the government for carrying out its obligations pursuant to the Nuclear Waste Policy Act.  The Nuclear Energy Institute, acting on behalf of the nation's commercial nuclear plants owners and operators, has filed a request to intervene in the lawsuit.

Westinghouse Bankruptcy

On March 29, 2017, Westinghouse Electric Company LLC filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Toshiba Corporation, Westinghouse's parent company, cited significant losses arising from construction of four new nuclear generating units in Georgia and South Carolina as the reason to seek bankruptcy court protection.  Westinghouse provides maintenance and engineering services, and nuclear fuel fabrication services to Palo Verde.  Westinghouse has made representations in its bankruptcy court filings stating that the maintenance and engineering services, and fuel fabrication services business lines are profitable and will not be significantly impacted by the bankruptcy filing.  We are unable to predict the outcome of this proceeding; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

Item 6.                 EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description
10.1	Pinnacle West APS	Proposed Settlement Agreement dated March 27, 2017 by and among APS and certain parties to its retail rate case

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Pinnacle West APS	XBRL Instance Document

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document
________________________________
*Furnished herewith as an Exhibit.

In addition, Pinnacle West and APS hereby incorporate the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit(1)	Date Filed

3.1	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of February 22, 2017	3.1 to Pinnacle West/APS February 28, 2017 Form 8-K Report, File Nos. 1-8962 and 1-4473	2/28/2017

3.2	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/7/2008

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9/29/1993

3.4	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2012

3.5	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K, File Nos. 1-8962 and 1-4473	2/20/2009

_______________________________
(1)  Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	May 2, 2017	By:	/s/James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	May 2, 2017	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)