Form 10-Q
period 2017-06-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2017-08-03
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of July 26, 2017: 111,624,528
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of July 26, 2017: 71,264,947

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

OPERATING REVENUES	$944,587	$915,394	$1,622,315	$1,592,561

OPERATING EXPENSES
Fuel and purchased power	254,611	274,848	467,006	496,133
Operations and maintenance	214,013	242,279	433,989	485,474
Depreciation and amortization	125,739	123,073	253,366	242,549
Taxes other than income taxes	44,289	42,117	88,125	84,618
Other expenses	1,706	1,329	2,094	1,877
Total	640,358	683,646	1,244,580	1,310,651
OPERATING INCOME	304,229	231,748	377,735	281,910
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	10,456	10,369	19,938	20,885
Other income (Note 8)	484	197	964	314
Other expense (Note 8)	(3,822)	(2,842)	(7,502)	(6,880)
Total	7,118	7,724	13,400	14,319
INTEREST EXPENSE
Interest charges	54,969	52,849	106,833	103,593
Allowance for borrowed funds used during construction	(4,906)	(5,301)	(9,378)	(10,528)
Total	50,063	47,548	97,455	93,065
INCOME BEFORE INCOME TAXES	261,284	191,924	293,680	203,164
INCOME TAXES	88,967	65,742	93,178	67,656
NET INCOME	172,317	126,182	200,502	135,508
Less: Net income attributable to noncontrolling interests (Note 5)	4,874	4,874	9,747	9,747
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$167,443	$121,308	$190,755	$125,761

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	111,797	111,368	111,763	111,336
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	112,345	112,004	112,270	111,930

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$1.50	$1.09	$1.71	$1.13
Net income attributable to common shareholders — diluted	$1.49	$1.08	$1.70	$1.12

DIVIDENDS DECLARED PER SHARE	$1.31	$1.25	$1.31	$1.25

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

NET INCOME	$172,317	$126,182	$200,502	$135,508

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax expense of $4, $80, $679 and $626 for the respective periods	7	128	(763)	(566)
Reclassification of net realized loss, net of tax (benefit) expense of ($348), ($392), $8 and ($191) for the respective periods	564	624	1,771	1,766
Pension and other postretirement benefits activity, net of tax benefit (expense) of $823, $439, $119 and ($206) for the respective periods	(1,334)	(701)	(812)	(171)
Total other comprehensive income (loss)	(763)	51	196	1,029

COMPREHENSIVE INCOME	171,554	126,233	200,698	136,537
Less: Comprehensive income attributable to noncontrolling interests	4,874	4,874	9,747	9,747

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$166,680	$121,359	$190,951	$126,790

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,953	$8,881
Customer and other receivables	293,266	250,491
Accrued unbilled revenues	213,703	107,949
Allowance for doubtful accounts	(2,151)	(3,037)
Materials and supplies (at average cost)	258,134	253,979
Fossil fuel (at average cost)	29,890	28,608
Income tax receivable	4,073	3,751
Assets from risk management activities (Note 6)	307	19,694
Deferred fuel and purchased power regulatory asset (Note 3)	48,122	12,465
Other regulatory assets (Note 3)	172,606	94,410
Other current assets	45,301	45,028
Total current assets	1,068,204	822,219
INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 6)	55	1
Nuclear decommissioning trust (Note 11)	822,244	779,586
Other assets	71,121	69,063
Total investments and other assets	893,420	848,650
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	17,227,444	17,341,888
Accumulated depreciation and amortization	(5,951,653)	(5,970,100)
Net	11,275,791	11,371,788
Construction work in progress	1,195,076	1,019,947
Palo Verde sale leaseback, net of accumulated depreciation (Note 5)	111,580	113,515
Intangible assets, net of accumulated amortization	265,926	90,022
Nuclear fuel, net of accumulated amortization	118,909	119,004
Total property, plant and equipment	12,967,282	12,714,276
DEFERRED DEBITS
Regulatory assets (Note 3)	1,415,091	1,313,428
Assets for other postretirement benefits (Note 4)	184,629	166,206
Other	141,101	139,474
Total deferred debits	1,740,821	1,619,108

TOTAL ASSETS	$16,669,727	$16,004,253

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2017	December 31, 2016
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$270,262	$264,631
Accrued taxes	150,709	138,964
Accrued interest	53,046	52,835
Common dividends payable	73,113	72,926
Short-term borrowings (Note 2)	482,000	177,200
Current maturities of long-term debt (Note 2)	207,000	125,000
Customer deposits	72,585	82,520
Liabilities from risk management activities (Note 6)	48,613	25,836
Liabilities for asset retirements	8,960	9,135
Regulatory liabilities (Note 3)	91,173	99,899
Other current liabilities	181,133	244,000
Total current liabilities	1,638,594	1,292,946
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 2)	4,192,520	4,021,785
DEFERRED CREDITS AND OTHER
Deferred income taxes	3,048,007	2,945,232
Regulatory liabilities (Note 3)	940,106	948,916
Liabilities for asset retirements	631,657	615,340
Liabilities for pension benefits (Note 4)	460,368	509,310
Liabilities from risk management activities (Note 6)	46,586	47,238
Customer advances	98,795	88,672
Coal mine reclamation	236,811	221,910
Deferred investment tax credit	206,969	210,162
Unrecognized tax benefits	10,307	10,046
Other	168,930	156,784
Total deferred credits and other	5,848,536	5,753,610
COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 111,642,680 and 111,392,053 issued at respective dates	2,604,482	2,596,030
Treasury stock at cost; 19,298 and 55,317 shares at respective dates	(1,553)	(4,133)
Total common stock	2,602,929	2,591,897
Retained earnings	2,300,109	2,255,547
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(39,882)	(39,070)
Derivative instruments	(3,744)	(4,752)
Total accumulated other comprehensive loss	(43,626)	(43,822)
Total shareholders’ equity	4,859,412	4,803,622
Noncontrolling interests (Note 5)	130,665	132,290
Total equity	4,990,077	4,935,912

TOTAL LIABILITIES AND EQUITY	$16,669,727	$16,004,253
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$200,502	$135,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	291,285	282,291
Deferred fuel and purchased power	(21,993)	(21,026)
Deferred fuel and purchased power amortization	(13,663)	13,778
Allowance for equity funds used during construction	(19,938)	(20,885)
Deferred income taxes	94,365	65,881
Deferred investment tax credit	(3,194)	(2,083)
Change in derivative instruments fair value	(222)	(237)
Stock compensation	12,891	25,048
Changes in current assets and liabilities:
Customer and other receivables	(62,624)	(19,898)
Accrued unbilled revenues	(105,754)	(101,331)
Materials, supplies and fossil fuel	(5,437)	1,551
Income tax receivable	(322)	589
Other current assets	(23,418)	(5,649)
Accounts payable	21,771	47,621
Accrued taxes	11,745	6,567
Other current liabilities	(44,778)	53,912
Change in margin and collateral accounts — assets	(71)	(34)
Change in margin and collateral accounts — liabilities	(4,700)	18,010
Change in other long-term assets	(49,162)	(41,101)
Change in other long-term liabilities	13,279	(16,037)
Net cash flow provided by operating activities	290,562	422,475
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(693,626)	(731,609)
Contributions in aid of construction	18,032	29,127
Allowance for borrowed funds used during construction	(9,378)	(10,528)
Proceeds from nuclear decommissioning trust sales	275,364	290,594
Investment in nuclear decommissioning trust	(276,505)	(291,734)
Other	(2,127)	(1,307)
Net cash flow used for investing activities	(688,240)	(715,457)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	251,635	445,933
Repayment of long-term debt	—	(76,850)
Short-term borrowing and payments — net	287,800	64,140
Short-term debt borrowings under revolving credit facility	17,000	—
Dividends paid on common stock	(142,520)	(135,335)
Common stock equity issuance - net of purchases	(8,792)	10,017
Distributions to noncontrolling interests	(11,372)	(11,372)
Other	(1)	1
Net cash flow provided by financing activities	393,750	296,534

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,928)	3,552

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,881	39,488

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,953	$43,040
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2016	111,095,402	$2,541,668	(115,030)	$(5,806)	$2,092,803	$(44,748)	$135,540	$4,719,457
Net income		—		—	125,761	—	9,747	135,508
Other comprehensive income		—		—	—	1,029	—	1,029
Dividends on common stock		—		—	(138,947)	—	—	(138,947)
Issuance of common stock	80,098	7,830		—	—	—	—	7,830
Purchase of treasury stock (a)		—	(71,962)	(4,880)	—	—	—	(4,880)
Reissuance of treasury stock for stock-based compensation and other		—	185,092	10,556	2	—	—	10,558
Capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Balance, June 30, 2016	111,175,500	$2,549,498	(1,900)	$(130)	$2,079,619	$(43,719)	$133,915	$4,719,183

Balance, January 1, 2017	111,392,053	$2,596,030	(55,317)	$(4,133)	$2,255,547	$(43,822)	$132,290	$4,935,912
Net income		—		—	190,755	—	9,747	200,502
Other comprehensive income		—		—	—	196	—	196
Dividends on common stock		—		—	(146,204)	—	—	(146,204)
Issuance of common stock	250,627	8,452		—	—	—	—	8,452
Purchase of treasury stock (a)		—	(156,172)	(12,430)	—	—	—	(12,430)
Reissuance of treasury stock for stock-based compensation and other		—	192,191	15,010	11	—	—	15,021
Capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Balance, June 30, 2017	111,642,680	$2,604,482	(19,298)	$(1,553)	$2,300,109	$(43,626)	$130,665	$4,990,077
(a)    Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

ELECTRIC OPERATING REVENUES	$942,615	$909,757	$1,619,485	$1,586,389

OPERATING EXPENSES
Fuel and purchased power	259,892	274,848	476,995	496,133
Operations and maintenance	208,286	233,712	420,505	472,423
Depreciation and amortization	125,317	123,033	252,524	242,479
Income taxes	92,381	70,444	103,754	76,294
Taxes other than income taxes	43,949	42,036	87,447	84,446
Total	729,825	744,073	1,341,225	1,371,775
OPERATING INCOME	212,790	165,684	278,260	214,614

OTHER INCOME (DEDUCTIONS)
Income taxes	3,856	1,721	6,579	3,536
Allowance for equity funds used during construction	10,456	10,369	19,938	20,885
Other income (Note 8)	1,142	5,747	2,204	6,357
Other expense (Note 8)	(5,651)	(4,430)	(10,029)	(9,180)
Total	9,803	13,407	18,692	21,598

INTEREST EXPENSE
Interest on long-term debt	49,989	48,903	97,480	95,722
Interest on short-term borrowings	2,331	1,930	4,459	4,007
Debt discount, premium and expense	1,197	1,195	2,374	2,334
Allowance for borrowed funds used during construction	(4,906)	(4,999)	(9,378)	(10,039)
Total	48,611	47,029	94,935	92,024

NET INCOME	173,982	132,062	202,017	144,188

Less: Net income attributable to noncontrolling interests (Note 5)	4,874	4,874	9,747	9,747

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$169,108	$127,188	$192,270	$134,441

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

NET INCOME	$173,982	$132,062	$202,017	$144,188

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax expense of $4, $80, $679 and $626 for the respective periods	7	128	(763)	(566)
Reclassification of net realized loss, net of tax (benefit) expense of ($348), ($392), $8 and ($191) for the respective periods	564	624	1,771	1,766
Pension and other postretirement benefits activity, net of tax benefit (expense) of $808, $403, $218 and ($156) for the respective periods	(1,308)	(642)	(697)	(31)
Total other comprehensive income (loss)	(737)	110	311	1,169

COMPREHENSIVE INCOME	173,245	132,172	202,328	145,357
Less: Comprehensive income attributable to noncontrolling interests	4,874	4,874	9,747	9,747

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$168,371	$127,298	$192,581	$135,610

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2017	December 31, 2016
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$17,112,413	$17,228,787
Accumulated depreciation and amortization	(5,865,446)	(5,881,941)
Net	11,246,967	11,346,846

Construction work in progress	1,157,017	989,497
Palo Verde sale leaseback, net of accumulated depreciation (Note 5)	111,580	113,515
Intangible assets, net of accumulated amortization	265,764	89,868
Nuclear fuel, net of accumulated amortization	118,909	119,004
Total property, plant and equipment	12,900,237	12,658,730

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 11)	822,244	779,586
Assets from risk management activities (Note 6)	55	1
Other assets	49,798	48,320
Total investments and other assets	872,097	827,907

CURRENT ASSETS
Cash and cash equivalents	4,851	8,840
Customer and other receivables	285,482	262,611
Accrued unbilled revenues	213,703	107,949
Allowance for doubtful accounts	(2,151)	(3,037)
Materials and supplies (at average cost)	256,828	252,777
Fossil fuel (at average cost)	29,890	28,608
Income tax receivable	—	11,174
Assets from risk management activities (Note 6)	307	19,694
Deferred fuel and purchased power regulatory asset (Note 3)	48,122	12,465
Other regulatory assets (Note 3)	172,606	94,410
Other current assets	38,743	41,849
Total current assets	1,048,381	837,340

DEFERRED DEBITS
Regulatory assets (Note 3)	1,415,091	1,313,428
Assets for other postretirement benefits (Note 4)	181,237	162,911
Other	129,423	130,859
Total deferred debits	1,725,751	1,607,198

TOTAL ASSETS	$16,546,466	$15,931,175

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2017	December 31, 2016
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,421,696	2,421,696
Retained earnings	2,377,315	2,331,245
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(21,368)	(20,671)
Derivative instruments	(3,744)	(4,752)
Total accumulated other comprehensive loss	(25,112)	(25,423)
Total shareholder equity	4,952,061	4,905,680
Noncontrolling interests (Note 5)	130,665	132,290
Total equity	5,082,726	5,037,970
Long-term debt less current maturities (Note 2)	4,192,520	4,021,785
Total capitalization	9,275,246	9,059,755
CURRENT LIABILITIES
Short-term borrowings (Note 2)	385,700	135,500
Current maturities of long-term debt (Note 2)	82,000	—
Accounts payable	265,291	259,161
Accrued taxes	147,335	130,576
Accrued interest	52,752	52,525
Common dividends payable	73,100	72,900
Customer deposits	72,585	82,520
Liabilities from risk management activities (Note 6)	48,613	25,836
Liabilities for asset retirements	8,499	8,703
Regulatory liabilities (Note 3)	91,173	99,899
Other current liabilities	180,095	226,417
Total current liabilities	1,407,143	1,094,037
DEFERRED CREDITS AND OTHER
Deferred income taxes	3,095,019	2,999,295
Regulatory liabilities (Note 3)	940,106	948,916
Liabilities for asset retirements	623,437	607,234
Liabilities for pension benefits (Note 4)	440,016	488,253
Liabilities from risk management activities (Note 6)	46,586	47,238
Customer advances	98,795	88,672
Coal mine reclamation	221,295	206,645
Deferred investment tax credit	206,969	210,162
Unrecognized tax benefits	37,669	37,408
Other	154,185	143,560
Total deferred credits and other	5,864,077	5,777,383
COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)
TOTAL LIABILITIES AND EQUITY	$16,546,466	$15,931,175

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$202,017	$144,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	290,444	282,221
Deferred fuel and purchased power	(21,994)	(21,026)
Deferred fuel and purchased power amortization	(13,663)	13,778
Allowance for equity funds used during construction	(19,938)	(20,885)
Deferred income taxes	87,412	60,131
Deferred investment tax credit	(3,194)	(2,083)
Change in derivative instruments fair value	(222)	(237)
Changes in current assets and liabilities:
Customer and other receivables	(41,422)	(19,809)
Accrued unbilled revenues	(105,754)	(101,331)
Materials, supplies and fossil fuel	(5,333)	1,551
Income tax receivable	11,174	—
Other current assets	(20,039)	(3,749)
Accounts payable	20,147	48,593
Accrued taxes	16,759	17,141
Other current liabilities	(33,408)	44,711
Change in margin and collateral accounts — assets	(71)	(34)
Change in margin and collateral accounts — liabilities	(4,700)	18,010
Change in other long-term assets	(45,420)	(38,780)
Change in other long-term liabilities	13,061	3,979
Net cash flow provided by operating activities	325,856	426,369
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(680,343)	(717,729)
Contributions in aid of construction	18,032	29,127
Allowance for borrowed funds used during construction	(9,378)	(10,039)
Proceeds from nuclear decommissioning trust sales	275,364	290,594
Investment in nuclear decommissioning trust	(276,505)	(291,734)
Other	(1,478)	(388)
Net cash flow used for investing activities	(674,308)	(700,169)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	251,635	445,933
Short-term borrowings and payments — net	250,200	64,140
Repayment of long-term debt	—	(76,850)
Dividends paid on common stock	(146,000)	(138,900)
Distributions to noncontrolling interests	(11,372)	(11,372)
Net cash flow provided by financing activities	344,463	282,951
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,989)	9,151
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,840	22,056
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,851	$31,207
Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	$1	$8,772
Interest, net of amounts capitalized	$92,334	$88,066
Significant non-cash investing and financing activities:
Accrued capital expenditures	$82,621	$55,286
Dividends declared but not yet paid	$73,100	$69,500
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2016	71,264,947	$178,162	$2,379,696	$2,148,493	$(27,097)	$135,540	$4,814,794
Net income		—	—	134,441	—	9,747	144,188
Other comprehensive income		—	—	—	1,169	—	1,169
Dividends on common stock		—	—	(139,000)	—	—	(139,000)
Net capital activities by noncontrolling interests		—	—	—	—	(11,372)	(11,372)
Balance, June 30, 2016	71,264,947	$178,162	$2,379,696	$2,143,934	$(25,928)	$133,915	$4,809,779

Balance, January 1, 2017	71,264,947	$178,162	$2,421,696	$2,331,245	$(25,423)	$132,290	$5,037,970
Net income		—	—	192,270	—	9,747	202,017
Other comprehensive income		—	—	—	311	—	311
Dividends on common stock				(146,200)			(146,200)
Net capital activities by noncontrolling interests		—	—	—	—	(11,372)	(11,372)
Balance, June 30, 2017	71,264,947	$178,162	$2,421,696	$2,377,315	$(25,112)	$130,665	$5,082,726

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Consolidation and Nature of Operations

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

Statements of Cash Flows for the Six Months Ended June 30, 2016	As previously reported	Reclassifications to conform to current year presentation	Amount reported after reclassification to conform to current year presentation
Cash Flows from Operating Activities
Stock compensation	$—	$25,048	$25,048
Change in other long-term liabilities	9,011	(25,048)	(16,037)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Cash paid during the period for:
Income taxes, net of refunds	$2,062	$2,503
Interest, net of amounts capitalized	94,870	89,109
Significant non-cash investing and financing activities:
Accrued capital expenditures	$80,517	$55,286
Dividends accrued but not yet paid	73,113	69,484

2.	Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

At June 30, 2017, Pinnacle West had a $200 million facility that matures in May 2021. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. At June 30, 2017, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $39.3 million of commercial paper borrowings.

On July 31, 2017, Pinnacle West amended and restated its 364-day unsecured revolving credit facility to increase its capacity from $75 million to $125 million, and to extend the termination date of the facility from August 30, 2017 to July 30, 2018.  Borrowings under the facility bear interest at LIBOR plus 0.80% per annum. At June 30, 2017, Pinnacle West had $57 million outstanding under the facility.

APS

On March 21, 2017, APS issued an additional $250 million par amount of its outstanding 4.35% unsecured senior notes that mature on November 15, 2045.  The net proceeds from the sale were used to refinance commercial paper borrowings and to replenish cash temporarily used to fund capital expenditures.

On June 29, 2017, APS replaced its $500 million revolving credit facility that would have matured in September 2020, with a new $500 million facility that matures in June 2022.

At June 30, 2017, APS had two revolving credit facilities totaling $1 billion, including a $500 million facility that matures in May 2021 and the above-mentioned $500 million credit facility. APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

bank borrowings or for issuances of letters of credit.  At June 30, 2017, APS had $385.7 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

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

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$125,000	$125,000	$125,000	$125,000
APS	4,274,520	4,645,844	4,021,785	4,300,789
Total	$4,399,520	$4,770,844	$4,146,785	$4,425,789

Debt Provisions

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At June 30, 2017, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $5.0 billion, and total capitalization was approximately $9.4 billion.  APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $3.8 billion, assuming APS’s total capitalization remains the same.

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

On March 1, 2017, the ACC Staff filed with the ACC a settlement term sheet. The settlement term sheet was agreed to by a majority of the stakeholders in the rate case, including the ACC Staff, the Residential Utility Consumer Office, limited income advocates and private rooftop solar organizations. The settlement term sheet was converted into a definitive settlement agreement (the "2017 Settlement Agreement"), was signed by the supporting parties and was filed with the ACC on March 27, 2017. The 2017 Settlement

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Agreement was submitted to the administrative law judge ("ALJ"), whose decision regarding whether the settlement should be approved will be reviewed by the ACC. Hearings on the proposed settlement began on April 24, 2017 and the hearings were completed on May 2, 2017. Post-hearing briefing on the proposed settlement was completed on June 1, 2017.

In its original filing, APS requested that the rate increase become effective July 1, 2017.  In July 2016, the ALJ set a procedural schedule for the rate proceeding, which supported completing the case within 12 months. On January 13, 2017, the ALJ issued a procedural order delaying hearings on the case for approximately one month to allow parties to prepare testimony on the distributed generation ("DG") rate design issues addressed in the value and cost of DG decision. In light of this delay in the start of the hearings on the settlement, we expected a moderate delay in the scheduling of a final ACC vote on the settlement beyond the originally-anticipated July 1, 2017 date.

On July 26, 2017, the ALJ issued a recommended opinion and order in the proceeding.  The order recommends ACC approval of the 2017 Settlement Agreement without material modifications and recommends that the new rates go into effect on September 1, 2017.  Parties to the proceeding may file exceptions to the recommended order on or before August 4, 2017. Following the filing of exceptions, the recommended order will be considered by the ACC for a final decision.

On April 27, 2017, Commissioner Burns filed a motion requesting that the ALJ suspend and continue the rate case proceedings and facilitate an investigation to determine whether certain commissioners should be disqualified from further participation in the matter. The ACC denied the motion on June 20, 2017. See more information below under the heading "Subpoena from Arizona Corporation Commissioner Robert Burns."

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 1, 2016, APS filed its 2017 RES Implementation Plan and proposed a budget of approximately $150 million. APS’s budget request included additional funding to process the high volume of residential rooftop solar interconnection requests and also requested a permanent waiver of the residential distributed energy requirement for 2017 contained in the RES rules. On April 7, 2017, APS filed an amended 2017 RES Implementation Plan and updated budget request which includes the revenue neutral transfer of specific revenue requirements in accordance with the 2017 Settlement Agreement.  The ACC has not yet ruled on APS's 2017 RES Implementation Plan.

On June 30, 2017, APS filed its 2018 RES Implementation Plan and proposed a budget of approximately $90 million.  APS’s budget request supports existing approved projects and commitments and includes the anticipated transfer of specific revenue requirements in accordance with the 2017 Settlement Agreement and also requests a permanent waiver of the residential distributed energy requirement for 2018 contained in the RES rules. The ACC has not yet ruled on APS's 2018 RES Implementation Plan.

In September 2016, the ACC initiated a proceeding which will examine the possible modernization and expansion of the RES.  The ACC noted that many of the provisions of the original rule may no longer be appropriate, and the underlying economic assumptions associated with the rule have changed dramatically.  The proceeding will review such issues as the rapidly declining cost of solar generation, an increased interest in community solar projects, energy storage options, and the decline in fossil fuel generation due to stringent regulations of the United States Environmental Protection Agency ("EPA").  The proceeding will also examine the feasibility of increasing the standard to 30% of retail sales by 2030, in contrast to the current standard of 15% of retail sales by 2025.  APS anticipates that the ACC will schedule the proceedings once there is a decision in APS's pending rate case. APS cannot predict the outcome of this proceeding.

Demand Side Management Adjustor Charge ("DSMAC").  The ACC Electric Energy Efficiency Standards require APS to submit a Demand Side Management Implementation Plan ("DSM Plan") annually for review by and approval of the ACC. On March 20, 2015, APS filed an application with the ACC requesting a budget of $68.9 million for 2015 and minor modifications to its DSM portfolio going forward, including for the first time three resource savings projects which reflect energy savings on APS's system. The ACC approved APS’s 2015 DSM budget on November 25, 2015. In its decision, the ACC also ruled that verified energy savings from APS's resource savings projects could be counted toward compliance with the Electric Energy Efficiency Standard; however, the ACC ruled that APS was not allowed to count savings from systems savings projects toward determination of its achievement tier level for its performance incentive, nor may APS include savings from conservation voltage reduction in the calculation of its Lost Fixed Cost Recovery Mechanism (“LFCR”) mechanism.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 1, 2016, APS filed its 2017 DSM Implementation Plan, in which APS proposes programs and measures that specifically focus on reducing peak demand, shifting load to off-peak periods and educating customers about strategies to manage their energy and demand.  The requested budget in the 2017 DSM Implementation Plan is $62.6 million. On January 27, 2017, APS filed an updated and modified 2017 DSM Implementation Plan that incorporated the proposed Residential Demand Response, Energy Storage and Load Management Program and the requested budget increased to $66.6 million. The ACC has not yet ruled on APS's 2017 DSM Plan.

APS was required to file its 2018 DSM Implementation Plan by June 1, 2017, but the ACC granted APS's request to extend the deadline to file the 2018 DSM Implementation Plan until September 1, 2017.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PSA Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Beginning balance	$12,465	$(9,688)
Deferred fuel and purchased power costs — current period	21,994	21,027
Amounts refunded/(charged) to customers	13,663	(13,778)
Ending balance	$48,122	$(2,439)

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

Effective June 1, 2017, APS's annual wholesale transmission rates for all users of its transmission system increased by approximately $35.1 million for the twelve-month period beginning June 1, 2017 in accordance with the FERC-approved formula.  An adjustment to APS’s retail rates to recover FERC approved transmission charges went into effect automatically on June 1, 2017.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

APS files for a LFCR adjustment every January. APS filed its 2016 annual LFCR adjustment on January 15, 2016, requesting an LFCR adjustment of $46.4 million (a $7.9 million annual increase), to be effective for the first billing cycle of March 2016. The ACC approved the 2016 annual LFCR to be effective in May 2016. APS filed its 2017 LFCR adjustment on January 13, 2017 requesting an LFCR adjustment of $63.7 million (a $17.3 million per year increase over 2016 levels), to be effective for the first billing cycle of March 2017. On April 5, 2017, the ACC approved the 2017 annual LFCR adjustment as filed, to be effective with the first billing cycle of April 2017. Because the LFCR mechanism has a balancing account that trues up any under or over recoveries, a one or two month delay in implementation does not have an adverse effect on APS.

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

As amended, the decision provides that payments by utilities for energy exported to the grid from DG solar facilities will be determined using a resource comparison proxy methodology, a method that is based on the price that APS pays for utility-scale solar projects on a five year rolling average, while a forecasted avoided cost methodology is being developed.  The price established by this resource comparison proxy method will be updated annually (between rate cases) but will not be decreased by more than 10% per year. Once the avoided cost methodology is developed, the ACC will determine in APS's subsequent rate cases which method (or a combination of methods) is appropriate to determine the actual price to be paid by APS for exported distributed energy.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

This decision of the ACC addresses policy determinations only. The decision states that its principles will be applied in future rate cases, and the policy determinations themselves may be subject to future change, as are all ACC policies. A first-year export energy price of 12.9 cents per kWh is included in the 2017 Settlement Agreement and will become effective if the ACC approves it. APS cannot predict the outcome of this determination.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 7, 2017, Commissioner Burns opened a new ACC docket and indicated that its purpose is to study and rectify problems with transparency and disclosure regarding financial contributions from regulated monopolies or other stakeholders who may appear before the ACC that may directly or indirectly benefit an ACC Commissioner, a candidate for ACC Commissioner, or key ACC staff.  As part of this docket, Commissioner Burns set March 24, 2017 as a deadline for APS to produce all information previously requested through the subpoenas. APS did not produce the information requested and instead objected to the subpoena. On March 10, 2017, Commissioner Burns filed suit against APS and Pinnacle West in an effort to enforce his subpoenas. On March 30, 2017, APS filed a motion to dismiss Commissioner Burns' suit against APS and Pinnacle West. In response to the motion to dismiss, the court stayed the suit and ordered Commissioner Burns to file a motion to compel with the ACC. On June 20, 2017, the ACC denied the motion to compel. The manner by which the courts can or should review this decision, as well as the timing and process for that review, is a subject of dispute and has not been decided. APS and Pinnacle West cannot predict the outcome of this matter.

Four Corners

On December 30, 2013, APS purchased Southern California Edison Company's ("SCE’s") 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013. On December 23, 2014, the ACC approved rate adjustments resulting in a revenue increase of $57.1 million on an annual basis.  This includes the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase through its inclusion in rates.  The 2012 Settlement Agreement also provides for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $60 million as of June 30, 2017 and is being amortized in rates over a total of 10 years. On February 23, 2015, the Arizona School Boards Association and the Association of Business Officials filed a notice of appeal in Division 1 of the Arizona Court of Appeals of the ACC decision approving the rate adjustments. APS has intervened and is actively participating in the proceeding. The Arizona Court of Appeals suspended the appeal pending the Arizona Supreme Court's decision in the System Improvement Benefits ("SIB") matter. The Arizona Court of Appeals reversed an ACC rate decision involving a water company regarding the ACC’s method of finding fair value in that case, which raised questions concerning the relationship between the need for fair value findings and the recovery of capital and certain other utility costs through adjustors. The ACC sought review by the Arizona Supreme Court of this decision, and on August 8, 2016, the Arizona Supreme Court vacated the Court of Appeals opinion and affirmed the ACC’s orders approving the water company’s SIB adjustor. The Arizona Court of Appeals ordered supplemental briefing on how that SIB decision should affect the challenge to the

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Four Corners rate adjustment. Supplemental briefing has been completed and the Arizona Court of Appeals has the matter under review. We cannot predict when or how this matter will be resolved.

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

Cholla

On September 11, 2014, APS announced that it would close Unit 2 of the Cholla Power Plant ("Cholla") and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. APS closed Unit 2 on October 1, 2015. In early 2017, EPA approved a final rule incorporating APS's compromise proposal, which took effect on April 26, 2017.
Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS is currently recovering a return on and of the net book value of the unit in base rates. The 2017 Settlement Agreement described above contemplates continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs. APS believes it will be allowed recovery of the remaining net book value of Unit 2 ($112 million as of June 30, 2017), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of Cholla Unit 2, all or a portion of the regulatory asset will be written off and APS’s net income, cash flows, and financial position will be negatively impacted.
Navajo Plant
The co-owners of the Navajo Generating Station (the "Navajo Plant") and the Navajo Nation agreed that the Navajo Plant will remain in operation until December 2019 under the existing plant lease, at which time a new lease will allow for decommissioning activities to begin after December 2019 instead of later this year. The new lease was approved by the Navajo Nation Tribal Council on June 26, 2017. Certain additional approvals are required for specific co-owners, which are expected to occur by late 2017. Various stakeholders

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

including regulators, tribal representatives, the plant's coal supplier and the U.S. Department of the Interior have been meeting to determine if an alternate solution can be reached that would permit continued operation of the plant beyond 2019. Although we cannot predict whether any alternate plans will be found that would be acceptable to all of the stakeholders and feasible to implement, we believe it is probable that the Navajo Plant will cease operations in December 2019.

APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book value of its remaining investment in the plant ($102 million as of June 30, 2017) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and which may be material. APS believes it will be allowed recovery of the net book value, in addition to a return on its investment. In accordance with GAAP, in the second quarter of 2017, APS's remaining net book value of its interest in the Navajo Plant was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of this interest, all or a portion of the regulatory asset will be written off and APS's net income, cash flows, and financial position will be negatively impacted.

On February 14, 2017, the ACC opened a docket titled "ACC Investigation Concerning the Future of the Navajo Generating Station" with the stated goal of engaging stakeholders and negotiating a sustainable pathway for the Navajo Plant to continue operating in some form after December 2019. APS cannot predict the outcome of this proceeding.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	June 30, 2017		December 31, 2016
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$697,184	$—	$711,059
Retired power plant costs	Various	19,083	205,418	9,913	117,591
Income taxes — allowance for funds used during construction ("AFUDC") equity	2047	6,202	158,356	6,305	152,118
Deferred fuel and purchased power — mark-to-market (Note 6)	2020	45,993	43,354	—	42,963
Deferred fuel and purchased power (b) (e)	2018	48,122	—	12,465	—
Four Corners cost deferral	2024	6,689	53,549	6,689	56,894
Income taxes — investment tax credit basis adjustment	2046	2,120	53,509	2,120	54,356
Lost fixed cost recovery (b)	2018	75,070	—	61,307	—
Palo Verde VIEs (Note 5)	2046	—	19,085	—	18,775
Deferred compensation	2036	—	37,161	—	35,595
Deferred property taxes	(c)	—	85,694	—	73,200
Loss on reacquired debt	2038	1,637	16,124	1,637	16,942
Tax expense of Medicare subsidy	2024	1,503	9,922	1,513	10,589
Demand Side Management	2018	5,122	—	3,744	—
AG-1 deferral	(f)	—	10,058	—	5,868
Mead-Phoenix transmission line CIAC	2050	332	10,542	332	10,708
Transmission cost adjustor (b)	2018	8,115	—	—	1,588
Coal reclamation	2026	418	15,135	418	5,182
Other	Various	322	—	432	—
Total regulatory assets (d)		$220,728	$1,415,091	$106,875	$1,313,428

(a)	See Note 4 for further discussion.

(b)	See "Cost Recovery Mechanisms" discussion above.

(c)	Per the provision of the 2012 Settlement Agreement.

(d)
There are no regulatory assets for which the ACC has allowed recovery of costs, but not allowed a return by exclusion from rate base.  FERC rates are set using a formula rate as described in "Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters."

(e)	Subject to a carrying charge.

(f)	Amortization is expected through 2022, but the balance is classified as non-current since the related 2017 Settlement Agreement was not approved as of June 30, 2017.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	June 30, 2017		December 31, 2016
		Current	Non-Current	Current	Non-Current
Asset retirement obligations	2057	$—	$321,732	$—	$279,976
Removal costs	(a)	37,943	189,959	29,899	223,145
Other postretirement benefits	(b)	32,725	107,764	32,662	123,913
Income taxes — deferred investment tax credit	2046	4,315	107,153	4,368	108,827
Income taxes — change in rates	2046	2,565	68,583	1,771	70,898
Spent nuclear fuel	2047	—	71,996	—	71,726
Renewable energy standard (c)	2018	11,519	—	26,809	—
Demand side management (c)	2019	—	19,921	—	20,472
Sundance maintenance	2030	—	16,092	—	15,287
Deferred gains on utility property	2019	2,063	7,851	2,063	8,895
Four Corners coal reclamation	2031	—	20,894	—	18,248
Other	Various	43	8,161	2,327	7,529
Total regulatory liabilities		$91,173	$940,106	$99,899	$948,916

(a)	In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal.

(b)	See Note 4 for further discussion.

(c)	See "Cost Recovery Mechanisms" discussion above.

4.	Retirement Plans and Other Postretirement Benefits

Pinnacle West sponsors a qualified defined benefit and account balance pension plan, a non-qualified supplemental excess benefit retirement plan, and an other postretirement benefit plan for the employees of Pinnacle West and our subsidiaries.  Pinnacle West uses a December 31 measurement date for its pension and other postretirement benefit plans.  The market-related value of our plan assets is their fair value at the measurement dates. Because of plan changes in September 2014, the Company is currently in the process of seeking IRS approval to move approximately $145 million of the other postretirement benefit trust assets into a new trust account to pay for active union employee medical costs. In December 2016, FERC approved a methodology for determining the amount of other postretirement benefit trust assets to transfer into a new trust account to pay for active union employee medical costs. While we do not expect to transfer any funds prior to 2018, as of June 30, 2017, such methodology would result in an amount of approximately $145 million being transferred to the new trust account.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged to the regulatory asset or liability) (dollars in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost — benefits earned during the period	$13,669	$12,630	$27,429	$26,896	$4,201	$3,560	$8,559	$7,497
Interest cost on benefit obligation	32,177	32,878	64,878	65,823	7,415	7,519	14,980	14,860
Expected return on plan assets	(43,425)	(43,161)	(87,135)	(86,953)	(13,350)	(9,125)	(26,701)	(18,247)
Amortization of:
Prior service cost (credit)	20	132	41	263	(9,461)	(9,471)	(18,921)	(18,942)
Net actuarial loss	11,460	10,627	23,950	20,358	1,104	1,349	2,559	2,295
Net periodic benefit cost	$13,901	$13,106	$29,163	$26,387	$(10,091)	$(6,168)	$(19,524)	$(12,537)
Portion of cost charged to expense	$6,894	$6,433	$14,461	$12,951	$(5,004)	$(3,027)	$(9,682)	$(6,153)

Contributions

We have made voluntary contributions of $80 million to our pension plan year-to-date in 2017. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $300 million during the 2017-2019 period. We expect to make contributions of less than $1 million in total for the next three years to our other postretirement benefit plans.

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and six months ended June 30, 2017 of $5 million and $10 million respectively, and for the three and six months ended June 30, 2016 of $5 million and $10 million respectively, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 include the following amounts relating to the VIEs (dollars in thousands):

	June 30, 2017	December 31, 2016
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$111,580	$113,515
Equity — Noncontrolling interests	130,665	132,290

Assets of the VIEs are restricted and may only be used for payment to the noncontrolling interest holders. These assets are reported on our condensed consolidated financial statements.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the Nuclear Regulatory Commission ("NRC") issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event were to occur during the lease periods, APS may be required to pay the noncontrolling equity participants approximately $291 million beginning in 2017, and up to $456 million over the lease terms.

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

Our derivative instruments, excluding those qualifying for a scope exception, are recorded on the balance sheet as an asset or liability and are measured at fair value.  See Note 10 for a discussion of fair value measurements.  Derivative instruments may qualify for the normal purchases and normal sales scope exception if they require physical delivery and the quantities represent those transacted in the normal course of business.  Derivative instruments qualifying for the normal purchases and sales scope exception are accounted for under the accrual method of accounting and excluded from our derivative instrument discussion and disclosures

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

below. Cash flow hedge accounting was discontinued for the significant majority of our contracts after May 31, 2012.

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

As of June 30, 2017, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	908	GWh
Gas	247	Billion cubic feet

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Financial Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts		2017	2016	2017	2016
Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	OCI — derivative instruments	$11	$208	$(84)	$60
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	(912)	(1,016)	(1,763)	(1,957)

(a)	During the three and six months ended June 30, 2017 and 2016, we had no losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)	Amounts are before the effect of PSA deferrals.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Financial Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts		2017	2016	2017	2016
Net Gain (Loss) Recognized in Income	Operating revenues	$(58)	$585	$(346)	$483
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	(5,416)	60,894	(58,043)	29,958
Total		$(5,474)	$61,479	$(58,389)	$30,441

(a)	Amounts are before the effect of PSA deferrals.

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

The significant majority of our derivative instruments are not currently designated as hedging instruments.  The Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, include gross liabilities of $1 million and $2 million, respectively, of derivative instruments designated as hedging instruments.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of June 30, 2017 and December 31, 2016.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

As of June 30, 2017: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current assets	$15,624	$(15,387)	$237	$70	$307
Investments and other assets	1,620	(1,565)	55	—	55
Total assets	17,244	(16,952)	292	70	362

Current liabilities	(64,646)	18,587	(46,059)	(2,554)	(48,613)
Deferred credits and other	(48,151)	1,565	(46,586)	—	(46,586)
Total liabilities	(112,797)	20,152	(92,645)	(2,554)	(95,199)
Total	$(95,553)	$3,200	$(92,353)	$(2,484)	$(94,837)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	Includes cash collateral provided to counterparties of $3,200.

(c)
Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $2,554, and cash margin provided to counterparties of $70.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of June 30, 2017, Pinnacle West has no material risk management assets. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties' debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at June 30, 2017 (dollars in thousands):

June 30, 2017
Aggregate fair value of derivative instruments in a net liability position	$112,797
Cash collateral posted	3,200
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	89,336

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $126 million if our debt credit ratings were to fall below investment grade.

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

APS has submitted three claims pursuant to the terms of the August 18, 2014 settlement agreement, for three separate time periods during July 1, 2011 through June 30, 2016. The DOE has approved and paid $65.2 million for these claims (APS’s share is $19 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. APS's next claim pursuant to the terms of the August 18, 2014 settlement agreement will be submitted to the DOE in the fourth quarter of 2017, and payment is expected in the second quarter of 2018.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations

For the six months ended June 30, 2017, our fuel and purchased power commitments decreased approximately $670 million primarily due to updated estimated renewable energy purchases. The majority of these changes relate to the years 2022 and thereafter.
Other than the items described above, there have been no material changes, as of June 30, 2017, outside the normal course of business in contractual obligations from the information provided in our 2016 Form 10-K. See Note 2 for discussion regarding changes in our long-term debt obligations.

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

On August 6, 2013, the Roosevelt Irrigation District ("RID") filed a lawsuit in Arizona District Court against APS and 24 other defendants, alleging that RID’s groundwater wells were contaminated by the release of hazardous substances from facilities owned or operated by the defendants.  The lawsuit also alleges that, under Superfund laws, the defendants are jointly and severally liable to RID.  The allegations against APS arise out of APS’s current and former ownership of facilities in and around OU3.  As part of a state governmental investigation into groundwater contamination in this area, on January 25, 2015, the Arizona Department of Environmental Quality ("ADEQ") sent a letter to APS seeking information concerning the degree to which, if any, APS’s current and former ownership of these facilities may have contributed to groundwater contamination in this area.  APS responded to ADEQ on May 4, 2015. On December 16, 2016, two RID contractors filed ancillary lawsuits for recovery of costs against APS and the other defendants. In addition, on March 15, 2017, the Arizona District Court granted partial summary judgment to RID for one element of RID's lawsuit against APS and the other defendants. On May 12, 2017, the court denied a motion for reconsideration as to this order. The court's order for partial summary judgment on this issue is interlocutory, as it only relates to one element of the lawsuit. We are unable to predict the outcome of these matters; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

Environmental Matters

APS is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions of both conventional pollutants and greenhouse gases, water quality, wastewater discharges, solid waste, hazardous waste, and coal combustion residuals ("CCRs").  These

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Regional Haze Rules.  APS has received the final rulemaking imposing new pollution control requirements on Four Corners and the Navajo Plant. EPA will require these plants to install pollution control equipment that constitutes best available retrofit technology ("BART") to lessen the impacts of emissions on visibility surrounding the plants. EPA recently approved a proposed rule for Regional Haze compliance at Cholla that does not involve the installation of new pollution controls and that will replace an earlier BART determination for this facility. See below for details of the recent Cholla BART approval.

Four Corners. Based on EPA’s final standards, APS estimates that its 63% share of the cost of required controls for Four Corners Units 4 and 5 would be approximately $400 million.  In addition, APS and El Paso Electric Company ("El Paso") entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso's 7% interest in Four Corners Units 4 and 5. 4CA purchased the El Paso interest on July 6, 2016. Navajo Transitional Energy Company, LLC ("NTEC") has the option to purchase the interest within a certain timeframe pursuant to an option granted to NTEC. In December 2015, NTEC notified APS of its intent to exercise the option. The purchase did not occur during the originally contemplated timeframe. The parties are currently in discussions as to the future of the option transaction. The cost of the pollution controls related to the 7% interest is approximately $45 million, which will be assumed by the ultimate owner of the 7% interest.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 16, 2015, ADEQ issued a revised operating permit for Cholla, which incorporates APS's proposal, and subsequently submitted a proposed revision to the SIP to the EPA, which would incorporate the new permit terms.  On June 30, 2016, EPA issued a proposed rule approving a revision to the Arizona SIP that incorporates APS’s compromise approach for compliance with the Regional Haze program.  In early 2017, EPA approved a final rule incorporating APS's compromise proposal, which took effect for Cholla on April 26, 2017.

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

At this time, EPA has yet to publish guidance or proposed rules implementing the CCR provisions of the WIIN Act. In addition, we are unable to predict when Arizona will be able to develop a state-specific permitting program. It is unclear what effects the CCR provisions of the WIIN Act will have on APS's management of CCR.

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $22 million and its share of incremental costs to comply with the CCR rule for Cholla is approximately $20 million. The Navajo Plant currently disposes of CCR in a dry landfill storage area. APS estimates that its share of incremental costs to comply with the CCR rule for the Navajo Plant is approximately $1 million, the majority of which has already been incurred. Additionally, the CCR rule requires ongoing, phased groundwater monitoring. By October 17, 2017, electric utility companies that own or operate CCR disposal units, such as APS, must collect sufficient groundwater sampling data to initiate a detection monitoring program.  To the extent that certain threshold constituents are identified through this initial detection

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

monitoring at levels above the CCR rule’s standards, the rule requires the initiation of an assessment monitoring program by April 15, 2018.  If this assessment monitoring program reveals concentrations of certain constituents above the CCR rule standards that trigger remedial obligations, a corrective measures evaluation must be completed by October 12, 2018. Depending upon the results of such groundwater monitoring and data evaluations at each of Cholla, Four Corners and the Navajo Plant, we may be required to take corrective actions, the costs of which we are unable to reasonably estimate at this time.

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

Clean Power Plan. On August 3, 2015, EPA finalized carbon pollution standards for electric generating units ("EGUs"). Shortly thereafter, a coalition of states, industry groups and electric utilities challenged the legality of these standards, including EPA's Clean Power Plan for existing EGUs, in the U.S. Court of Appeals for the D.C. Circuit. On February 9, 2016, the U.S. Supreme Court granted a stay of the Clean Power Plan pending judicial review of the rule, which temporarily delays compliance obligations under the Clean Power Plan. On March 28, 2017, President Trump issued an Executive Order that, among other things, instructs EPA to reevaluate Agency regulations concerning carbon emissions from EGUs and take appropriate action to suspend, revise or rescind the August 2015 carbon pollution standards for EGUs, including the Clean Power Plan. Also on March 28, 2017, the U.S. Department of Justice, on behalf of EPA, filed a motion with the U.S. Court of Appeals for the D.C. Circuit to hold the ongoing litigation over the August 2015 pollution standards in abeyance pending EPA action in accordance with the Executive Order. This motion was granted on April 28, 2017 by an order that held the case in abeyance for 60 days to give the litigation parties an opportunity to brief the Court as to whether to remand the proceedings back to EPA. At this time we cannot predict the outcome of EPA's review of the August 2015 carbon pollution standards and whether EPA will take action to suspend, rescind or revise these regulations. The carbon pollution standards for EGUs on state and tribal lands are described in detail in Note 10 of our 2016 Form 10-K.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Four Corners Coal Supply Agreement Arbitration

On June 13, 2017, APS received a Demand for Arbitration from NTEC in connection with the 2016 Coal Supply Agreement, dated December 30, 2013, under which NTEC supplies coal to APS and the other Four Corners owners (collectively, the “Buyer”) for use at the Four Corners Power Plant. NTEC is seeking a declaratory judgment to support its interpretation of a provision regarding uncontrollable forces in the agreement that relates to annual minimum quantities of coal to be purchased by the Buyer. NTEC alleges a shortfall in the Buyer’s purchases for the initial contract year of approximately $27 million. APS’s share of this amount is approximately $17 million. We cannot predict the timing or outcome of this arbitration; however we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support certain debt arrangements, commodity contract collateral obligations, and other transactions. As of June 30, 2017, standby letters of credit totaled $5 million and will expire in 2017 and 2018. As of June 30, 2017, surety bonds expiring through 2019 totaled $62 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at June 30, 2017. Effective July 6, 2016, Pinnacle West has issued three parental guarantees for 4CA relating to payment obligations arising from 4CA’s acquisition of El Paso’s 7% interest in Four Corners, and pursuant to the Four Corners participation agreement payment obligations arising from 4CA’s ownership interest in Four Corners.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Other Income and Other Expense

The following table provides detail of Pinnacle West's Consolidated other income and other expense for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Other income:
Interest income	$387	$184	$864	$302
Investment gains — net	—	13	—	13
Miscellaneous	97	—	100	(1)
Total other income	$484	$197	$964	$314
Other expense:
Non-operating costs	$(3,401)	$(2,085)	$(5,360)	$(4,133)
Investment losses — net	(227)	(539)	(528)	(1,058)
Miscellaneous	(194)	(218)	(1,614)	(1,689)
Total other expense	$(3,822)	$(2,842)	$(7,502)	$(6,880)

The following table provides detail of APS’s other income and other expense for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Other income:
Interest income	$257	$109	$596	$181
Gain on disposition of property	260	4,989	567	5,321
Miscellaneous	625	649	1,041	855
Total other income	$1,142	$5,747	$2,204	$6,357
Other expense:
Non-operating costs (a)	$(3,753)	$(2,719)	$(5,918)	$(4,685)
Loss on disposition of property	(1,169)	(657)	(1,257)	(1,083)
Miscellaneous	(729)	(1,054)	(2,854)	(3,412)
Total other expense	$(5,651)	$(4,430)	$(10,029)	$(9,180)

(a)  As defined by FERC, includes below-the-line non-operating utility expense (items excluded from utility rate recovery).

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common shareholders	$167,443	$121,308	$190,755	$125,761
Weighted average common shares outstanding — basic	111,797	111,368	111,763	111,336
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	548	636	507	594
Weighted average common shares outstanding — diluted	112,345	112,004	112,270	111,930
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$1.50	$1.09	$1.71	$1.13
Net income attributable to common shareholders — diluted	$1.49	$1.08	$1.70	$1.12

10.	Fair Value Measurements

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

Coal Reclamation Escrow Account

Coal reclamation escrow account represents investments restricted for coal mine reclamation funding related to Four Corners. The account investments may include fixed income instruments such as municipal bond securities and cash equivalents. Fixed income securities are classified as Level 2 and are valued using quoted inactive market prices, quoted active market prices for similar securities, or by utilizing calculations which incorporate observable inputs such as yield curves and spreads relative to such yield curves. Cash equivalents are classified as Level 1 and are valued as described above.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Tables

The following table presents the fair value at June 30, 2017, of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at June 30, 2017
Assets
Coal reclamation escrow account (b);
Municipal bonds	$—	$14,839	$—	$—		$14,839
Risk management activities — derivative instruments:
Commodity contracts	—	10,804	6,440	(16,882)	(c)	362
Nuclear decommissioning trust:
U.S. commingled equity funds	—	—	—	384,999	(d)	384,999
Fixed income securities:
Cash and cash equivalent funds	—	—	—	1,833	(e)	1,833
U.S. Treasury	101,337	—	—	—		101,337
Corporate debt	—	120,288	—	—		120,288
Mortgage-backed securities	—	113,950	—	—		113,950
Municipal bonds	—	80,659	—	—		80,659
Other	—	19,178	—	—		19,178
Subtotal nuclear decommissioning trust	101,337	334,075	—	386,832		822,244
Total	$101,337	$359,718	$6,440	$369,950		$837,445
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(70,112)	$(42,685)	$17,598	(c)	$(95,199)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)	Primarily consists of long-dated electricity contracts.

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at June 30, 2017 and December 31, 2016:

	June 30, 2017 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$5,996	$25,514	Discounted cash flows	Electricity forward price (per MWh)	$18.46 - $38.43	$28.48
Natural Gas:
Forward Contracts (a)	444	17,171	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.16 - $2.81	$2.50
Total	$6,440	$42,685

(a)	Includes swaps and physical and financial contracts.

	December 31, 2016 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$10,648	$32,042	Discounted cash flows	Electricity forward price (per MWh)	$16.43 - $41.07	$29.86
Natural Gas:
Forward Contracts (a)	428	26,440	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.32 - $3.60	$2.81
Total	$11,076	$58,482

(a)	Includes swaps and physical and financial contracts.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities' assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts	2017	2016	2017	2016
Net derivative balance at beginning of period	$(41,685)	$(39,507)	$(47,406)	$(32,979)
Total net gains (losses) realized/unrealized:
Included in OCI	(6)	104	(6)	104
Deferred as a regulatory asset or liability	4,252	1,499	(7,503)	(7,604)
Settlements	1,699	4,502	3,122	6,267
Transfers into Level 3 from Level 2	(4,350)	120	(4,388)	382
Transfers from Level 3 into Level 2	3,845	902	19,936	1,450
Net derivative balance at end of period	$(36,245)	$(32,380)	$(36,245)	$(32,380)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—	$—	$—

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Nuclear Decommissioning Trusts

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets.  See Note 10 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have deferred realized and unrealized gains and losses (including other-than-temporary impairments on investment securities) in other regulatory liabilities.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at June 30, 2017 and December 31, 2016 (dollars in thousands):

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
June 30, 2017
Equity securities	$384,999	$217,288	$—
Fixed income securities	435,412	12,224	(2,630)
Net receivables (a)	1,833	—	—
Total	$822,244	$229,512	$(2,630)

(a)	Net receivables/payables relate to pending purchases and sales of securities.

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2016
Equity securities	$353,261	$188,091	$—
Fixed income securities	425,530	9,820	(4,962)
Net receivables (a)	795	—	—
Total	$779,586	$197,911	$(4,962)

(a)	Net receivables/payables relate to pending purchases and sales of securities.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Realized gains	$939	$2,282	$3,306	$4,720
Realized losses	(1,159)	(1,350)	(3,612)	(3,136)
Proceeds from the sale of securities (a)	124,238	148,785	275,364	290,594

(a)	Proceeds are reinvested in the trust.

The fair value of fixed income securities, summarized by contractual maturities, at June 30, 2017 is as follows (dollars in thousands):

Fair Value
Less than one year	$14,979
1 year – 5 years	123,392
5 years – 10 years	107,622
Greater than 10 years	189,419
Total	$435,412

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

We will adopt this standard on January 1, 2018, and expect to adopt the guidance using the modified retrospective transition approach. We do not expect the adoption of this standard will have significant impacts on our financial statement results; however, adoption of the new standard will impact our disclosures relating to revenue, and may impact our presentation of revenue. Our evaluation is on-going, but our revenues are derived primarily from sales of electricity to our regulated retail customers, and based on our assessment we do not expect the adoption of this guidance will impact the timing of our revenue recognition relating to these customers.

ASU 2016-01, Financial Instruments: Recognition and Measurement

In January 2016, a new accounting standard was issued relating to the recognition and measurement of financial instruments. The new guidance will require certain investments in equity securities to be measured at

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

fair value with changes in fair value recognized in net income, and modifies the impairment assessment of certain equity securities. The new standard is effective for us on January 1, 2018. Certain aspects of the standard may require a cumulative effect adjustment and other aspects of the standard are required to be adopted prospectively. We plan on adopting this standard on January 1, 2018, and continue to evaluate the impacts the new guidance may have on our financial statements. As of June 30, 2017 we do not have significant equity investments that would be impacted by this standard.

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

ASU 2017-01, Business Combinations: Clarifying the Definition of a Business

In January 2017, a new accounting standard was issued that clarifies the definition of a business. This standard is intended to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business.  The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is effective for us on January 1, 2018 using a prospective approach. At transition we do not expect this standard will have any financial statement impacts; however, the standard may have potential impacts on the accounting for future acquisitions occurring after adoption.

ASU 2017-05, Other Income: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, a new accounting standard was issued that intended to clarify the scope of accounting guidance pertaining to gains and losses from the derecognition of nonfinancial assets, and to add guidance for partial sales of nonfinancial assets. The new standard is effective for us on January 1, 2018. The guidance may be applied using either a retrospective or modified retrospective transition approach. Our evaluation is ongoing, but at this time we do not expect the adoption of this guidance, at transition, will have a significant impact on our financial statement results. We are also currently evaluating the transition approach we will apply.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, a new accounting standard was issued that modifies how plan sponsors present net periodic pension cost and net periodic postretirement benefit cost (net benefit costs). The presentation changes will require net benefit costs to be disaggregated on the income statement by the various components that comprise these costs. Specifically, only the service cost component will be eligible for presentation as an operating income item, and all other cost components will be presented as non-operating items. This presentation change must be applied retrospectively. Furthermore, the new standard only allows the service cost component to be eligible for capitalization. The change in capitalization requirements must be applied prospectively. The new guidance is effective for us on January 1, 2018. We are currently evaluating this new accounting standard and the impacts it will have on our financial statements. The adoption of this guidance will change our financial statement presentation of net benefit costs and amounts eligible for capitalization; however we do not expect these changes will have a significant impact on our results of operations.

13.     Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance at beginning of period	$(42,863)	$(43,770)	$(43,822)	$(44,748)
Derivative Instruments
OCI (loss) before reclassifications	7	128	(763)	(566)
Amounts reclassified from accumulated other comprehensive loss (a)	564	624	1,771	1,766
Net current period OCI (loss)	571	752	1,008	1,200
Pension and Other Postretirement Benefits
OCI (loss) before reclassifications	(2,157)	(1,585)	(2,157)	(1,585)
Amounts reclassified from accumulated other comprehensive loss (b)	823	884	1,345	1,414
Net current period OCI (loss)	(1,334)	(701)	(812)	(171)
Balance at end of period	$(43,626)	$(43,719)	$(43,626)	$(43,719)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 6.

(b)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 4.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in APS's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance at beginning of period	$(24,375)	$(26,038)	$(25,423)	$(27,097)
Derivative Instruments
OCI (loss) before reclassifications	7	128	(763)	(566)
Amounts reclassified from accumulated other comprehensive loss (a)	564	624	1,771	1,766
Net current period OCI (loss)	571	752	1,008	1,200
Pension and Other Postretirement Benefits
OCI (loss) before reclassifications	(2,121)	(1,521)	(2,121)	(1,521)
Amounts reclassified from accumulated other comprehensive loss (b)	813	879	1,424	1,490
Net current period OCI (loss)	(1,308)	(642)	(697)	(31)
Balance at end of period	$(25,112)	$(25,928)	$(25,112)	$(25,928)

(a)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 6.

(b)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 4.

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

Cholla

On September 11, 2014, APS announced that it would close its 260 MW Unit 2 at Cholla and cease burning coal at Units 1 and 3 by the mid-2020s if EPA approves a compromise proposal offered by APS to meet required air emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire

Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. (See Note 3 for details related to the resulting regulatory asset and Note 7 for details of the proposal.) APS believes that the environmental benefits of this proposal are greater in the long-term than the benefits that would have resulted from adding emissions control equipment. APS closed Unit 2 on October 1, 2015. In early 2017, EPA approved a final rule incorporating APS's compromise proposal, which took effect for Cholla on April 26, 2017.

Four Corners

Asset Purchase Agreement and Coal Supply Matters.  On December 30, 2013, APS purchased SCE’s 48% interest in each of Units 4 and 5 of Four Corners. The final purchase price for the interest was approximately $182 million. In connection with APS’s prior retail rate case with the ACC, the ACC reserved the right to review the prudence of the Four Corners transaction for cost recovery purposes upon the closing of the transaction. On December 23, 2014, the ACC approved rate adjustments related to APS’s acquisition of SCE’s interest in Four Corners resulting in a revenue increase of $57.1 million on an annual basis. On February 23, 2015, the ACC decision approving the rate adjustments was appealed. APS has intervened and is actively participating in the proceeding. The Arizona Court of Appeals suspended the appeal pending the Arizona Supreme Court's decision in the SIB matter. The Arizona Court of Appeals reversed an ACC rate decision involving a water company regarding the ACC’s method of finding fair value in that case, which raised questions concerning the relationship between the need for fair value findings and the recovery of capital and certain other utility costs through adjustors. The ACC sought review by the Arizona Supreme Court of this decision, and on August 8, 2016, the Arizona Supreme Court vacated the Court of Appeals opinion and affirmed the ACC’s orders approving the water company’s SIB adjustor. The Arizona Court of Appeals ordered supplemental briefing on how that SIB decision should affect the challenge to the Four Corners rate adjustment. Supplemental briefing has been completed and the Arizona Court of Appeals has the matter under review. We cannot predict when or how this matter will be resolved.

Concurrently with the closing of the SCE transaction described above, BHP Billiton New Mexico Coal, Inc. ("BHP Billiton"), the parent company of BHP Navajo Coal Company ("BNCC"), the coal supplier and operator of the mine that served Four Corners, transferred its ownership of BNCC to NTEC, a company formed by the Navajo Nation to own the mine and develop other energy projects. Also occurring concurrently with the closing, the Four Corners’ co-owners executed the 2016 Coal Supply Agreement for the supply of coal to Four Corners from July 2016 through 2031. El Paso, a 7% owner in Units 4 and 5 of Four Corners, did not sign the 2016 Coal Supply Agreement. Under the 2016 Coal Supply Agreement, APS agreed to assume the 7% shortfall obligation. On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. 4CA purchased the El Paso interest on July 6, 2016. The purchase price was immaterial in amount, and 4CA assumed El Paso's reclamation and decommissioning obligations associated with the 7% interest.
NTEC has the option to purchase the 7% interest within a certain timeframe pursuant to an option granted to NTEC. On December 29, 2015, NTEC provided notice of its intent to exercise the option. The purchase did not occur during the originally contemplated timeframe. The parties are currently in discussions as to the future of the option transaction. The 2016 Coal Supply Agreement contains alternate pricing terms for the 7% shortfall obligations in the event NTEC does not purchase the interest.

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

Navajo Plant

The co-owners of the Navajo Plant and the Navajo Nation agreed that the Navajo Plant will remain in operation until December 2019 under the existing plant lease, at which time a new lease will allow for decommissioning activities to begin after December 2019 instead of later this year. The new lease was approved by the Navajo Nation Tribal Council on June 26, 2017. Certain additional approvals are required for specific co-owners, which are expected to occur by late 2017. Various stakeholders including regulators, tribal representatives, the plant's coal supplier and the U.S. Department of the Interior have been meeting to determine if an alternate solution can be reached that would permit continued operation of the plant beyond 2019. Although we cannot predict whether any alternate plans will be found that would be acceptable to all of the stakeholders and feasible to implement, we believe it is probable that the Navajo Plant will cease operations in December 2019.

APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book value of its remaining investment in the plant (see Note 3 for details related to the resulting regulatory asset) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and which may be material.

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
The 2017 Settlement Agreement was submitted to the ALJ, whose decision regarding whether the settlement should be approved will be reviewed by the ACC. Hearings on the proposed settlement began on April 24, 2017 and the hearings were completed on May 2, 2017. Post-hearing briefing on the proposed settlement was completed on June 1, 2017.

In its original filing, APS requested that the rate increase become effective July 1, 2017.  In July 2016, the ALJ set a procedural schedule for the rate proceeding, which supported completing the case within 12 months. On January 13, 2017, the ALJ issued a procedural order delaying hearings on the case for approximately one month to allow parties to prepare testimony on the DG rate design issues addressed in the value and cost of DG decision. In light of this delay in the start of the hearings on the settlement, we expected a moderate delay in the scheduling of a final ACC vote on the settlement beyond the originally-anticipated July 1, 2017 date.

On July 26, 2017, the ALJ issued a recommended opinion and order in the proceeding.  The order recommends ACC approval of the 2017 Settlement Agreement without material modifications and recommends that the new rates go into effect on September 1, 2017.  Parties to the proceeding may file exceptions to the recommended order on or before August 4, 2017. Following the filing of exceptions, the recommended order will be considered by the ACC for a final decision.

On April 27, 2017, Commissioner Burns filed a motion requesting that the ALJ suspend and continue the rate case proceedings and facilitate an investigation to determine whether certain commissioners should be disqualified from further participation in the matter. The ACC denied the motion on June 20, 2017. See more information below under the heading "Subpoena from Arizona Corporation Commissioner Robert Burns."

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

On July 1, 2016, APS filed its 2017 RES Implementation Plan and proposed a budget of approximately $150 million. APS’s budget request included additional funding to process the high volume of residential rooftop solar interconnection requests and also requested a permanent waiver of the residential distributed energy requirement for 2017 contained in the RES rules. On April 7, 2017, APS filed an amended 2017 RES Implementation Plan and updated budget request which includes the revenue neutral transfer of specific revenue requirements in accordance with the 2017 Settlement Agreement.  The ACC has not yet ruled on APS's 2017 RES Implementation Plan.

On June 30, 2017, APS filed its 2018 RES Implementation Plan and proposed a budget of approximately $90 million.  APS’s budget request supports existing approved projects and commitments and includes the anticipated transfer of specific revenue requirements in accordance with the 2017 Settlement Agreement and also requests a permanent waiver of the residential distributed energy requirement for 2018 contained in the RES rules. The ACC has not yet ruled on APS's 2018 RES Implementation Plan.

In September 2016, the ACC initiated a proceeding which will examine the possible modernization and expansion of the RES.  The ACC noted that many of the provisions of the original rule may no longer be appropriate, and the underlying economic assumptions associated with the rule have changed dramatically.  The proceeding will review such issues as the rapidly declining cost of solar generation, an increased interest in community solar projects, energy storage options, and the decline in fossil fuel generation due to stringent EPA regulations.  The proceeding will also examine the feasibility of increasing the standard to 30% of retail sales by 2030, in contrast to the current standard of 15% of retail sales by 2025.  APS anticipates that the ACC will schedule the proceedings once there is a decision in APS's pending rate case. APS cannot predict the outcome of this proceeding. See Note 3 for more information on the RES.

The following table summarizes renewable energy sources in APS's renewable portfolio that are in operation and under development as of August 3, 2017.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar (a)	239	—
Purchased Power Agreements:
Solar	310	—
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	6	—
Total Purchased Power Agreements	629	—
Total Distributed Energy: Solar (b)	648	67 (c)
Total Renewable Portfolio	1,516	67

(a)         Included in the 239 MW number is 170 MW of solar resources procured through APS's AZ Sun Program.
(b)          Includes rooftop solar facilities owned by third parties. Distributed generation is produced in DC and is converted to AC for reporting purposes.

(c)	Applications received by APS that are not yet installed and online.

APS has developed and owns solar resources through the ACC-approved AZ Sun Program.  APS has invested approximately $675 million in the AZ Sun Program.

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

On June 1, 2016, APS filed its 2017 DSM Implementation Plan, in which APS proposes programs and measures that specifically focus on reducing peak demand, shifting load to off-peak periods and educating customers about strategies to manage their energy and demand.  The requested budget in the 2017 DSM Implementation Plan is $62.6 million.  On January 27, 2017, APS filed an updated and modified 2017 DSM Implementation Plan that incorporated the proposed $4 million Residential Demand Response, Energy Storage and Load Management Program that was filed with the ACC on December 5, 2016 and the requested budget for the 2017 DSM Plan increased to $66.6 million. The ACC has not yet ruled on APS’s 2017 DSM Plan.

APS was required to file its 2018 DSM Implementation Plan by June 1, 2017, but the ACC granted APS's request to extend the deadline to file the 2018 DSM Implementation Plan until September 1, 2017. See Note 3 for more information on demand side management.

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

As amended, the decision provides that payments by utilities for energy exported to the grid from DG solar facilities will be determined using a resource comparison proxy methodology, a method that is based on the price that APS pays for utility-scale solar projects on a five year rolling average, while a forecasted avoided cost methodology is being developed.  The price established by this resource comparison proxy method will be updated annually (between rate cases) but will not be decreased by more than 10% per year. Once the avoided cost methodology is developed, the ACC will determine in APS's subsequent rate cases which method (or a combination of methods) is appropriate to determine the actual price to be paid by APS for exported distributed energy.

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

This decision of the ACC addresses policy determinations only. The decision states that its principles will be applied in future rate cases, and the policy determinations themselves may be subject to future change, as are all ACC policies. A first-year export energy price of 12.9 cents per kWh is included in the 2017 Settlement Agreement and will become effective if the ACC approves it. APS cannot predict the outcome of this determination.

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

On February 7, 2017, Commissioner Burns opened a new ACC docket and indicated that its purpose is to study and rectify problems with transparency and disclosure regarding financial contributions from regulated monopolies or other stakeholders who may appear before the ACC that may directly or indirectly benefit an ACC Commissioner, a candidate for ACC Commissioner, or key ACC staff.  As part of this docket, Commissioner Burns set March 24, 2017 as a deadline for APS to produce all information previously requested through the subpoenas. APS did not produce the information requested and instead objected to the subpoena. On March 10, 2017, Commissioner Burns filed suit against APS and Pinnacle West in an effort to enforce his subpoenas. On March 30, 2017, APS filed a motion to dismiss Commissioner Burns' suit against APS and Pinnacle West. In response to the motion to dismiss, the court stayed the suit and ordered Commissioner Burns to file a motion to compel with the ACC. On June 20, 2017, the ACC denied the motion to compel. The manner by which the courts can or should review this decision, as well as the timing and process for that review, is a subject of dispute and has not been decided. APS and Pinnacle West cannot predict the outcome of this matter.

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

Actual and Projected Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.6% for the six-month period ended June 30, 2017 compared with the prior-year period.  For the three years 2014 through 2016, APS’s customer growth averaged 1.3% per year. We currently project annual customer growth to be 1.5-2.5% for 2017 and to average in the range of 2.0-3.0% for 2017 through 2019 based on our assessment of modestly improving economic conditions in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 0.1% for the six-month period ended June 30, 2017 compared with the prior-year period. Improving economic conditions and customer growth were offset by energy savings driven by customer conservation, energy efficiency, distributed renewable generation initiatives and one fewer day of sales due to the leap year in 2016.  For the three years 2014 through 2016, APS experienced annual increases in retail electricity sales averaging 0.2%, adjusted to exclude the effects of weather variations.  We currently project that annual retail electricity sales in kWh will increase in the range of 0-1.0% for 2017 and increase on average in the range of 0.5-1.5% during 2017 through 2019, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A slower recovery of the Arizona economy or acceleration of the expected effects of customer conservation, energy efficiency or distributed renewable generation initiatives could further impact these estimates.

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

Operating Results — Three-month period ended June 30, 2017 compared with three-month period ended June 30, 2016.

Our consolidated net income attributable to common shareholders for the three months ended June 30, 2017 was $167 million, compared with consolidated net income attributable to common shareholders of $121 million for the prior-year period.  The results reflect an increase of approximately $45 million for the regulated electricity segment primarily due to higher transmission revenues, higher customer growth and changes in related usage patterns and lower operations and maintenance expenses primarily related to fossil generation costs, partially offset by increased income taxes.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended June 30,
	2017	2016	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$683	$635	$48
Operations and maintenance	(211)	(242)	31
Depreciation and amortization	(125)	(123)	(2)
Taxes other than income taxes	(44)	(42)	(2)
All other income and expenses, net	6	12	(6)
Interest charges, net of allowance for borrowed funds used during construction	(50)	(48)	(2)
Income taxes	(88)	(66)	(22)
Less income related to noncontrolling interests (Note 5)	(5)	(5)	—
Regulated electricity segment income	166	121	45
All other	1	—	1
Net Income Attributable to Common Shareholders	$167	$121	$46

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $48 million higher for the three months ended June 30, 2017 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Transmission revenues (Note 3):
Higher transmission revenues	$10	$—	$10
Absence of 2016 FERC disallowance	12	—	12
Higher retail sales due to customer growth and changes in usage patterns	25	7	18
Lost fixed cost recovery	7	—	7
Effects of weather	4	1	3
Higher demand side management regulatory surcharges and renewable energy regulatory surcharges and purchased power, partially offset in operations and maintenance costs	3	2	1
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(25)	(25)	—
Miscellaneous items, net	(3)	—	(3)
Total	$33	$(15)	$48

Operations and maintenance.  Operations and maintenance expenses decreased $31 million for the three months ended June 30, 2017 compared with the prior-year period primarily because of:

•	A decrease of $15 million in fossil generation costs primarily due to less planned outage activity in the current year period;

•	A decrease of $6 million for employee benefit costs primarily related to the adoption of new stock compensation guidance in the fourth quarter of 2016;

•	A decrease of $6 million for Palo Verde costs;

•	A decrease of $6 million primarily due to the absence of 2016 costs to support the Company's positions on a solar net metering ballot initiative in Arizona;

•	A decrease of $2 million related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•	An increase of $5 million related to the Navajo Plant canceled capital projects due to the expected plant retirement which were deferred for regulatory recovery in depreciation; and

•	A decrease of $1 million related to miscellaneous other factors.

Depreciation and amortization.  Depreciation and amortization expenses were $2 million higher for the three months ended June 30, 2017 compared with the prior-year period primarily related to increased plant in service of $10 million, partially offset by the regulatory deferral of the canceled capital projects associated with the expected Navajo Plant retirement of $5 million and other regulatory deferrals of $3 million.

All other income and expense, net. All other income and expenses, net, were $6 million lower for the three months ended June 30, 2017 compared with the prior-year period primarily due to the absence of a gain on sale of a transmission line which occurred in 2016.

Income taxes.  Income taxes were $22 million higher for the three months ended June 30, 2017 compared with the prior-year period primarily due to the effects of higher pretax income in the current year period.

Operating Results — Six-month period ended June 30, 2017 compared with six-month period ended June 30, 2016.

Our consolidated net income attributable to common shareholders for the six months ended June 30, 2017 was $191 million, compared with consolidated net income attributable to common shareholders of $126 million for the prior-year period.  The results reflect an increase of approximately $61 million for the regulated electricity segment primarily due to lower operations and maintenance expenses related to fossil generation and employee benefit costs, higher transmission revenues, higher lost fixed costs recovery, higher customer growth and changes in related usage patterns, and the effects of weather, partially offset by increased income taxes.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Six Months Ended June 30,
	2017	2016	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$1,142	$1,090	$52
Operations and maintenance	(428)	(485)	57
Depreciation and amortization	(253)	(243)	(10)
Taxes other than income taxes	(88)	(84)	(4)
All other income and expenses, net	14	20	(6)
Interest charges, net of allowance for borrowed funds used during construction	(97)	(93)	(4)
Income taxes	(92)	(68)	(24)
Less income related to noncontrolling interests (Note 5)	(10)	(10)	—
Regulated electricity segment income	188	127	61
All other	3	(1)	4
Net Income Attributable to Common Shareholders	$191	$126	$65

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $52 million higher for the six months ended June 30, 2017 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Transmission revenues (Note 3):
Higher transmission revenues	$9	$—	$9
Absence of 2016 FERC disallowance	12	—	12
Lost fixed cost recovery	15	—	15
Higher retail sales due to customer growth and changes in usage patterns	11	1	10
Effects of weather	13	4	9
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(27)	(30)	3
Lower demand side management regulatory surcharges and renewable energy regulatory surcharges and purchased power, partially offset in operations and maintenance costs	2	3	(1)
Miscellaneous items, net	(2)	3	(5)
Total	$33	$(19)	$52

Operations and maintenance.  Operations and maintenance expenses decreased $57 million for the six months ended June 30, 2017 compared with the prior-year period primarily because of:

•	A decrease of $33 million in fossil generation costs primarily due to less planned outage activity and lower Navajo Generating Station plant costs in the current year period;

•	A decrease of $13 million for employee benefit costs primarily related to the adoption of new stock compensation guidance in the fourth quarter of 2016;

•	A decrease of $7 million for Palo Verde costs;

•
A decrease of $4 million for transmission, distribution, and customer service costs primarily due to decreased maintenance costs, partially offset by costs related to the implementation of new systems;

•	A decrease of $6 million primarily due to the absence of 2016 costs to support the Company's positions on a solar net metering ballot initiative in Arizona;

•	A decrease of $4 million related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•	An increase of $7 million for costs primarily related to information technology and other corporate support;

•	An increase of $5 million related to the Navajo Plant canceled capital projects due to the expected plant retirement which were deferred for regulatory recovery in depreciation; and

•	A decrease of $2 million related to miscellaneous other factors.

Depreciation and amortization.  Depreciation and amortization expenses were $10 million higher for the six months ended June 30, 2017 compared with the prior-year period primarily related to increased plant in service of $20 million, partially offset by the regulatory deferral of the canceled capital projects associated with the expected Navajo Plant retirement of $5 million and other regulatory deferrals of $4 million.

All other income and expense, net. All other income and expenses, net, were $6 million lower for the six months ended June 30, 2017 compared with the prior-year period primarily due to the absence of a gain on sale of a transmission line which occurred in 2016.

Income taxes.  Income taxes were $24 million higher for the six months ended June 30, 2017 compared with the prior-year period primarily due to the effects of higher pretax income in the current year period, partially offset by the effects of new stock compensation guidance adopted in 2016. The new stock compensation guidance requires all excess income tax benefits and deficiencies arising from share-based payments to be recognized in earnings in the period they occur, which may cause effective tax rate fluctuations in future quarters when stock compensation payouts occur.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At June 30, 2017, APS’s common equity ratio, as defined, was 53%.  Its total shareholder equity was approximately $5.0 billion, and total capitalization was approximately $9.4 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $3.8 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Many of APS’s current capital expenditure projects qualify for bonus depreciation. On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016 (H.R. 2029), which contained an extension of bonus depreciation through 2019.  Enactment of this legislation is expected to generate approximately $350-$400 million of cash tax benefits over the next three years, which is expected to be fully realized by APS and Pinnacle West during this time frame.  The cash generated by the extension of bonus depreciation is an acceleration of the tax benefits that APS would have otherwise received over 20 years and reduces rate base for ratemaking purposes.  At Pinnacle West Consolidated, the extension of bonus depreciation will, in turn, delay until 2019 full cash realization of approximately $96 million of currently unrealized Investment Tax Credits, which are recorded as a deferred tax asset on the Condensed Consolidated Balance Sheet as of June 30, 2017.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the six months ended June 30, 2017 and 2016 (dollars in millions):

Pinnacle West Consolidated

	Six Months Ended June 30,		Net
	2017	2016	Change
Net cash flow provided by operating activities	$290	$422	$(132)
Net cash flow used for investing activities	(688)	(715)	27
Net cash flow provided by financing activities	394	297	97
Net decrease in cash and cash equivalents	$(4)	$4	$(8)

Arizona Public Service Company

	Six Months Ended June 30,		Net
	2017	2016	Change
Net cash flow provided by operating activities	$326	$426	$(100)
Net cash flow used for investing activities	(674)	(700)	26
Net cash flow provided by financing activities	344	283	61
Net decrease in cash and cash equivalents	$(4)	$9	$(13)

Operating Cash Flows

Six-month period ended June 30, 2017 compared with six-month period ended June 30, 2016.  Pinnacle West’s consolidated net cash provided by operating activities was $290 million in 2017 and $422 million in 2016. The decrease of $132 million in net cash provided is primarily due to higher payments for fuel and purchased power, higher payments for operations and maintenance and changes in cash collateral posted. The difference between APS and Pinnacle West's net cash provided by operating activities primarily relates to Pinnacle West cash payments for 4CA operating costs and differences in other operating cash payments.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 116% funded as of January 1, 2016 and 115% as of January 1, 2017.  Under GAAP, the qualified pension plan was 88% funded as of January 1, 2016 and January 1, 2017. See Note 4 for additional details. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have made voluntary contributions of $80 million to our pension plan year-to-date in 2017. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $300 million during the 2017-2019 period. We expect to make contributions of less than $1 million in total for the next three years to our other postretirement benefit plans.

Investing Cash Flows

Six-month period ended June 30, 2017 compared with six-month period ended June 30, 2016.  Pinnacle West’s consolidated net cash used for investing activities was $688 million in 2017, compared to $715 million in 2016, a decrease of $27 million in net cash used primarily related to decreased capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2017	2018	2019
APS
Generation:
Nuclear Fuel	$70	$71	$65
Renewables	3	17	16
Environmental	198	106	48
New Gas Generation	237	119	8
Other Generation	147	175	168
Distribution	402	409	412
Transmission	203	170	190
Other (a)	77	72	102
Total APS	$1,337	$1,139	$1,009

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

On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. 4CA purchased the El Paso interest on July 6, 2016. NTEC has the option to purchase the 7% interest within a certain timeframe pursuant to an option granted to NTEC. On December 29, 2015, NTEC provided notice of its intent to exercise the option. The purchase did not occur during the originally contemplated timeframe. The parties are currently in discussions as to the future of the option transaction. The table above does not include capital expenditures related to 4CA's interest in Four Corners Units 4 and 5 of approximately $27 million in 2017, $15 million in 2018 and $6 million in 2019, which will be assumed by the ultimate owner of the 7% interest.

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

Financing Cash Flows and Liquidity

Six-month period ended June 30, 2017 compared with six-month period ended June 30, 2016.  Pinnacle West’s consolidated net cash provided by financing activities was $394 million in 2017, compared to $297 million of net cash provided in 2016, an increase of $97 million in net cash provided.  The net cash provided by financing activities include a $241 million net increase in short-term borrowing and $77 million in lower long-term debt repayments partially offset by $194 million lower issuances of long-term debt through June 30, 2017 and $19 million primarily related to issuances of Pinnacle West's common stock for certain stock awards. The difference between APS and Pinnacle West's net cash provided by financing activities primarily relates to additional short-term borrowings at Pinnacle West on behalf of 4CA.

Significant Financing Activities.  On June 21, 2017, the Pinnacle West Board of Directors declared a dividend of $0.655 per share of common stock, payable on September 1, 2017 to shareholders of record on August 1, 2017.

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

At June 30, 2017, Pinnacle West had a $200 million facility that matures in May 2021. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. At June 30, 2017, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $39.3 million of commercial paper borrowings.

On July 31, 2017, Pinnacle West amended and restated its 364-day unsecured revolving credit facility to increase its capacity from $75 million to $125 million, and to extend the termination date of the facility from August 30, 2017 to July 30, 2018. Borrowings under the facility bear interest at LIBOR plus 0.80% per annum. At June 30, 2017, Pinnacle West had $57 million outstanding under the facility.

On June 29, 2017, APS replaced its $500 million revolving credit facility that would have matured in September 2020, with a new $500 million facility that matures in June 2022.

At June 30, 2017, APS had two revolving credit facilities totaling $1 billion, including a $500 million facility that matures in May 2021 and the above-mentioned $500 million credit facility. APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At June 30, 2017, APS had $385.7 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

 See "Financial Assurances" in Note 7 for a discussion of APS’s separate outstanding letters of credit and surety bonds.

Other Financing Matters. See Note 6 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At June 30, 2017, the ratio was approximately 51% for Pinnacle West and 49% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of July 26, 2017 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	A3	A-	A-
Commercial paper	P-2	A-2	F2
Outlook	Stable	Stable	Stable

APS
Corporate credit rating	A2	A-	A-
Senior unsecured	A2	A-	A
Commercial paper	P-1	A-2	F2
Outlook	Stable	Stable	Stable

Off-Balance Sheet Arrangements

See Note 5 for a discussion of the impacts on our financial statements of consolidating certain VIEs.

Contractual Obligations

For the six months ended June 30, 2017, our fuel and purchased power commitments decreased approximately $670 million primarily due to updated estimated renewable energy purchases. The majority of these changes relate to the years 2022 and thereafter.
Other than the items described above, there have been no material changes, as of June 30, 2017, outside the normal course of business in contractual obligations from the information provided in our 2016 Form 10-K. See Note 2 for discussion regarding changes in our long-term debt obligations.

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

OTHER ACCOUNTING MATTERS

We have evaluated or are currently evaluating the impacts of adopting the following new accounting standards:

•	ASU 2014-09: Revenue recognition guidance, and related amendments, effective for us on January 1, 2018

•	ASU 2016-01: Financial instrument recognition and measurement guidance, effective for us on January 1, 2018

•	ASU 2017-07: Presentation of net periodic pension costs and net periodic postretirement benefit costs, effective for us on January 1, 2018

•	ASU 2017-01: Business combination guidance, clarifying the definition of a business, effective for us on January 1, 2018

•	ASU 2017-05: Clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets, effective for us on January 1, 2018

•	ASU 2016-02: Lease accounting guidance, effective for us on January 1, 2019

•	ASU 2016-13: Measurement of credit losses on financial instruments, effective for us on January 1, 2020

See Note 12 for additional information related to new accounting standards.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the six months ended June 30, 2017 and 2016 (dollars in millions):

	Six Months Ended June 30,
	2017	2016
Mark-to-market of net positions at beginning of year	$(49)	$(154)
Decrease (Increase) in regulatory asset/liability	(48)	70
Recognized in OCI:
Mark-to-market losses realized during the period	1	2
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(96)	$(82)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at June 30, 2017 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, "Derivative Accounting" and "Fair Value Measurements," in Item 8 of our 2016 Form 10-K and Note 10 for more discussion of our valuation methods.

Source of Fair Value	2017	2018	2019	2020	Total fair value
Observable prices provided by other external sources	$(26)	$(28)	$(4)	$(1)	$(59)
Prices based on unobservable inputs	(4)	(10)	(19)	(4)	(37)
Total by maturity	$(30)	$(38)	$(23)	$(5)	$(96)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 (dollars in millions):

	June 30, 2017		December 31, 2016
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) or OCI (a)
Electricity	$2	$(2)	$2	$(2)
Natural gas	39	(39)	46	(46)
Total	$41	$(41)	$48	$(48)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2017.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of June 30, 2017.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

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
The risk factor below is an update to our 2016 Form 10-K.

We are subject to cybersecurity risks and risks of unauthorized access to our systems.

In the regular course of our business, we handle a range of sensitive security, customer and business systems information.  A security breach of our information systems such as theft or the inappropriate release of certain types of information, including confidential customer, employee, financial or system operating information, could have a material adverse impact on our financial condition, results of operations or cash flows.  We operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure.  Despite implementation of security measures, our technology systems are vulnerable to disability, failures or unauthorized access.  Our information technology systems, generation (including our Palo Verde nuclear facility), transmission and distribution facilities, and other infrastructure facilities and systems and physical assets could be targets of such unauthorized access and are critical areas of cyber protection focus for us.  Failures or breaches of our systems could impact the reliability of our generation, transmission and distribution systems and also subject us to financial harm.  If our technology systems were to fail or be breached and if we are unable to recover in a timely way, we may not be able to fulfill critical business functions and sensitive confidential data could be compromised, which could have a material adverse impact on our financial condition, results of operations or cash flows.

We are subject to laws and rules issued by multiple government agencies concerning safeguarding and maintaining the confidentiality of our security, customer and business information.  One of these agencies, NERC, has issued comprehensive regulations and standards surrounding the security of bulk power systems, and is continually in the process of developing updated and additional requirements with which the utility industry must comply.  The NRC also has issued regulations and standards related to the protection of critical digital assets at commercial nuclear power plants. The increasing promulgation of NERC and NRC rules and standards will increase our compliance costs and our exposure to the potential risk of violations of the standards, which includes potential financial penalties.

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

Item 5.                OTHER INFORMATION

Labor Union Matter

Approximately 200 APS employees at Palo Verde are union employees, represented by the United Security Professionals of America ("USPA").  The USPA collective bargaining agreement expired on May 31, 2017.  The Company and the USPA have been engaged in negotiations over the terms of a new collective bargaining agreement since March 2017, but have not yet reached a new agreement.  Certain members of the USPA bargaining unit filed a petition with the National Labor Relations Board seeking to decertify the USPA as the representative of the bargaining unit, the final results of which are pending.  We cannot predict whether the USPA will be decertified or, if it is not, the timing or outcome of the collective bargaining negotiations; however, we do not expect the outcome to have a material impact on our operations or on our financial position, results of operations or cash flows.

Item 6.                 EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description
10.1	Pinnacle West	Performance Cash Award Agreement, dated May 10, 2017, between Pinnacle West and Donald E. Brandt

10.2	Pinnacle West APS	Five-Year Credit Agreement dated as of June 29, 2017, among APS, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto

10.11.2a	Pinnacle West	Amendment No. 1 to Five-Year Credit Agreement dated as of May 13, 2016, among Pinnacle West, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto

10.11.3a	Pinnacle West
Amendment No. 1 to 364-day Credit Agreement dated as of August 31, 2016, among Pinnacle West, as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Agent and Issuing Bank, and the lenders and other parties thereto

10.11.7a	Pinnacle West APS	Amendment No. 1 to Five-Year Credit Agreement dated as of May 13, 2016, among APS, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Pinnacle West APS	XBRL Instance Document

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document
________________________________
*Furnished herewith as an Exhibit.

In addition, Pinnacle West and APS hereby incorporate the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit(1)	Date Filed

3.1	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of February 22, 2017	3.1 to Pinnacle West/APS February 28, 2017 Form 8-K Report, File Nos. 1-8962 and 1-4473	2/28/2017

3.2	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/7/2008

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9/29/1993

3.4	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2012

3.5	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K, File Nos. 1-8962 and 1-4473	2/20/2009

4.1	Pinnacle West	Specimen Certificate of Pinnacle West Capital Corporation Common Stock, no par value	4.1 to Pinnacle West June 20, 2017 Form 8-K Report, File No. 1-8962	6/20/2017

10.6.6j	Pinnacle West	First Amendment to the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2017 Annual Meeting of Shareholders, File No. 1-8962	3/31/2017
_______________________________
(1)  Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	August 3, 2017	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	August 3, 2017	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)