Form 10-K
period 2017-12-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2018-02-23
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

      ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of each registrant’s most recently completed second fiscal quarter:

PINNACLE WEST CAPITAL CORPORATION	$9,461,736,502.18 as of June 30, 2017
ARIZONA PUBLIC SERVICE COMPANY	$0 as of June 30, 2017

The number of shares outstanding of each registrant’s common stock as of February 16, 2018

PINNACLE WEST CAPITAL CORPORATION	111,799,789 shares
ARIZONA PUBLIC SERVICE COMPANY	Common Stock, $2.50 par value, 71,264,947 shares. Pinnacle West Capital Corporation is the sole holder of Arizona Public Service Company’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Pinnacle West Capital Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 16, 2018 are incorporated by reference into Part III hereof.

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

i

GLOSSARY OF NAMES AND TECHNICAL TERMS

4CA	4C Acquisition, LLC, a wholly-owned subsidiary of Pinnacle West
ac	Alternating Current
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
ANPP	Arizona Nuclear Power Project, also known as Palo Verde
APS	Arizona Public Service Company, a subsidiary of the Company
ARO	Asset retirement obligations
ASU	Accounting Standards Update
BART	Best available retrofit technology
Base Fuel Rate	The portion of APS’s retail base rates attributable to fuel and purchased power costs
BCE	Bright Canyon Energy Corporation, a subsidiary of the Company
BHP Billiton	BHP Billiton New Mexico Coal, Inc.
BNCC	BHP Navajo Coal Company
CAISO	California Independent System Operator
CCR	Coal combustion residuals
Cholla	Cholla Power Plant
dc	Direct Current
distributed energy systems	Small-scale renewable energy technologies that are located on customers’ properties, such as rooftop solar systems
DOE	United States Department of Energy
DOI	United States Department of the Interior
DOJ	United States Department of Justice
DSM	Demand side management
EES	Energy Efficiency Standard
El Dorado	El Dorado Investment Company, a subsidiary of the Company
El Paso	El Paso Electric Company
EPA	United States Environmental Protection Agency
FERC	United States Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
GWh	Gigawatt-hour, one billion watts per hour
kV	Kilovolt, one thousand volts
kWh	Kilowatt-hour, one thousand watts per hour
LFCR	Lost Fixed Cost Recovery Mechanism
MMBtu	One million British Thermal Units
MW	Megawatt, one million watts
MWh	Megawatt-hour, one million watts per hour
Native Load	Retail and wholesale sales supplied under traditional cost-based rate regulation
Navajo Plant	Navajo Generating Station
NERC	North American Electric Reliability Corporation
NRC	United States Nuclear Regulatory Commission
NTEC	Navajo Transitional Energy Company, LLC
OCI	Other comprehensive income
OSM	Office of Surface Mining Reclamation and Enforcement
Palo Verde	Palo Verde Generating Station or PVGS
Pinnacle West	Pinnacle West Capital Corporation (any use of the words “Company,” “we,” and “our” refer to Pinnacle West)
PSA	Power supply adjustor approved by the ACC to provide for recovery or refund of variations in actual fuel and purchased power costs compared with the Base Fuel Rate
RES	Arizona Renewable Energy Standard and Tariff
Salt River Project or SRP	Salt River Project Agricultural Improvement and Power District
SCE	Southern California Edison Company
TCA	Transmission cost adjustor
TEAM	Tax expense adjustor mechanism
VIE	Variable interest entity

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

BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

APS currently provides electric service to approximately 1.2 million customers.  We own or lease 6,236 MW of regulated generation capacity and we hold a mix of both long-term and short-term purchased power agreements for additional capacity, including a variety of agreements for the purchase of renewable energy.  During 2017, no single purchaser or user of energy accounted for more than 2.4% of our electric revenues.

The following map shows APS’s retail service territory, including the locations of its generating facilities and principal transmission lines.

Nevada
Utah
Colorado
NAVAJO
LAS VEGAS
FARMINGTON
FOUR CORNERS
New Mexico
KINGMAN
FLAGSTAFF
WINSLOW
HOLBROOK
CHOLLA
BAGDAD
California
PRESCOTT
PHOENIX
PALO VERDE
WEST PHOENIX
OCOTILLO
GLOBE
SUNDANCE
REDHAWK
GILA BEND
CASA GRANDE
YUMA
YUCCA
SAGUARO
TUCSON
NOGALES
DOUGLAS
APS Retail Electric Service Territory
Major APS Power Plants
Principal APS Transmission Lines
APS Solar Power Plants

CS#1711065

Energy Sources and Resource Planning
To serve its customers, APS obtains power through its various generation stations and through purchased power agreements.  Resource planning is an important function necessary to meet Arizona’s future energy needs.  APS’s sources of energy by type used to supply energy to Native Load customers during 2017 were as follows:

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

On December 30, 2013, APS purchased SCE’s 48% interest in each of Units 4 and 5 of Four Corners. The final purchase price for the interest was approximately $182 million. In connection with APS’s prior general retail rate case with the ACC, the ACC reserved the right to review the prudence of the Four Corners transaction for cost recovery purposes upon the closing of the transaction. On December 23, 2014, the ACC approved rate adjustments related to APS’s acquisition of SCE’s interest in Four Corners resulting in a revenue increase of $57.1 million on an annual basis. This decision was appealed and on September 26, 2017, the Court of Appeals affirmed the ACC's decision on the Four Corners rate adjustment.

Concurrently with the closing of the SCE transaction, BHP Billiton, the parent company of BNCC, the coal supplier and operator of the mine that served Four Corners, transferred its ownership of BNCC to NTEC, a company formed by the Navajo Nation to own the mine and develop other energy projects. BHP Billiton was retained by NTEC under contract as the mine manager and operator through 2016. Also occurring concurrently with the closing, the Four Corners’ co-owners executed a long-term agreement for the supply of coal to Four Corners from July 2016 through 2031 (the "2016 Coal Supply Agreement"). El Paso, a 7% owner in Units 4 and 5 of Four Corners, did not sign the 2016 Coal Supply Agreement. Under the 2016 Coal Supply Agreement, APS agreed to assume the 7% shortfall obligation. (See Note 10 for a discussion of a pending arbitration related to the 2016 Coal Supply Agreement.) On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. 4CA purchased the El Paso interest on July 6, 2016. The purchase price was immaterial in amount, and 4CA assumed El Paso's reclamation and decommissioning obligations associated with the 7% interest.
NTEC had the option to purchase the 7% interest within a certain timeframe pursuant to an option granted to NTEC. On December 29, 2015, NTEC provided notice of its intent to exercise the option. The purchase did not occur during the originally contemplated timeframe. The parties are currently in discussions as to the future of the option transaction.

The 2016 Coal Supply Agreement contains alternate pricing terms for the 7% shortfall obligations in the event NTEC does not purchase the interest. At this time, since NTEC has not yet purchased the 7% interest, the alternate pricing provisions are applicable to 4CA as the holder of the 7% interest. These terms include a formula under which NTEC must make certain payments to 4CA for reimbursement of operations and maintenance costs and a specified rate of return, offset by revenue generated by 4CA’s power sales. Such payments are due to 4CA at the end of each calendar year. A $10 million payment was due to 4CA at December 31, 2017, which NTEC satisfied by directing to 4CA a prepayment from APS of a portion of a future mine reclamation obligation. The balance of the amount under this formula at December 31, 2017 is approximately $20 million, which is due to 4CA at December 31, 2018. In future years there may be similar payments due from NTEC to 4CA under this formula. 4CA believes NTEC should continue to satisfy its contractual obligations related to these payments; however, if NTEC fails to meet its contractual obligations when due, 4CA will consider appropriate measures and potential impacts to the Company's financial statements.

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

On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. On September 11, 2017, the Arizona District Court issued an order granting NTEC's motion, dismissing the litigation with prejudice, and terminating the proceedings. On November 9, 2017, the environmental group plaintiffs appealed the district court order dismissing their lawsuit. We cannot predict whether this appeal will be successful and, if it is successful, the outcome of further district court proceedings.

Cholla — Cholla was originally a 4-unit coal-fired power plant, which is located in northeastern Arizona.  APS operates the plant and owns 100% of Cholla Units 1, 2 and 3.  PacifiCorp owns Cholla Unit 4, and APS operates that unit for PacifiCorp.  On September 11, 2014, APS announced that it would close its 260 MW Unit 2 at Cholla and cease burning coal at Units 1 and 3 by the mid-2020s if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit, which was later addressed in the 2017 Settlement Agreement. (See Note 3 for details related to the resulting regulatory asset and allowed recovery set forth in the 2017 Settlement Agreement.) APS believes that the environmental benefits of this proposal are greater in the long-term than the benefits that would have resulted from adding the emissions control equipment. APS closed Unit 2 on October 1, 2015. Following the closure of Unit 2, APS has a total entitlement from Cholla of 387 MW.  In early 2017, EPA approved a final rule incorporating APS's compromise proposal, which took effect for Cholla on April 26, 2017.

APS purchases all of Cholla’s coal requirements from a coal supplier that mines all of the coal under long-term leases of coal reserves with the federal and state governments and private landholders.  The Cholla coal contract runs through 2024. In addition, APS has a coal transportation contract that runs through 2019.

Navajo Plant — The Navajo Plant is a 3-unit coal-fired power plant located in northern Arizona.  Salt River Project operates the plant and APS owns a 14% interest in Navajo Units 1, 2 and 3.  APS has a total entitlement from the Navajo Plant of 315 MW.  The Navajo Plant’s coal requirements are purchased from a supplier with long-term leases from the Navajo Nation and the Hopi Tribe.  The Navajo Plant is under contract with its coal supplier through 2019, with extension rights through 2026.  The Navajo Plant site is leased from the Navajo Nation and is also subject to an easement from the federal government.

The co-owners of the Navajo Plant and the Navajo Nation agreed that the Navajo Plant will remain in operation until December 2019 under the existing plant lease. The co-owners and the Navajo Nation executed a lease extension on November 29, 2017 that will allow for decommissioning activities to begin after the plant ceases operations in December 2019. Various stakeholders including regulators, tribal representatives, the plant's coal supplier and DOI have been meeting to determine if an alternate solution can be reached that would permit continued operation of the plant beyond 2019. Although we cannot predict whether any alternate plans will be found that would be acceptable to all of the stakeholders and feasible to implement, we believe it is probable that the Navajo Plant will cease operations in 2019.

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

Nuclear
 Palo Verde Generating Station — Palo Verde is a 3-unit nuclear power plant located approximately 50 miles west of Phoenix, Arizona.  APS operates the plant and owns 29.1% of Palo Verde Units 1 and 3 and approximately 17% of Unit 2.  In addition, APS leases approximately 12.1% of Unit 2, resulting in a 29.1% combined ownership and leasehold interest in that unit.  APS has a total entitlement from Palo Verde of 1,146 MW.

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

The Palo Verde participants have contracted for 100% of Palo Verde’s requirements for uranium concentrates through 2023 and 50% of its requirements for 2024 and 2025. Additionally, Palo Verde has multiple contracts in various phases of negotiation to procure an additional 2.5 million pounds of uranium concentrates (equivalent to 1.5 years supply). Once these new contracts are completed, Palo Verde will have 100% of uranium concentrates assured through 2026.

The Palo Verde participants have also contracted for 100% of its requirements for conversion services through 2021 and 46% of its requirements for 2022 through 2025. Additionally, Palo Verde has two contracts in negotiation to procure an additional 2.9 million kilograms of elemental uranium of conversion services (equivalent to 4.3 years supply). Once these new contracts are completed, Palo Verde will have 100% of conversion services assured through 2027.

The Palo Verde participants have also contracted for 100% of its requirements for enrichment services through 2020 and 20% of its enrichment services for 2021 through 2026. Additionally, Palo Verde has several contracts in negotiation to procure an additional 2.3 million separative work units of enrichment services (equivalent to 4.3 years supply). Once these new contracts are completed, Palo Verde will have 100% of enrichment services assured through 2021, 90% in 2022 and 80% in 2023 through 2026.

The Palo Verde participants have contracted for 100% of its requirements for fuel fabrication through 2024.

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

APS has submitted three claims pursuant to the terms of the August 18, 2014 settlement agreement, for three separate time periods during July 1, 2011 through June 30, 2016. The DOE has approved and paid $65.2 million for these claims (APS’s share is $19 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. APS's next claim pursuant to the terms of the August 18, 2014 settlement agreement was submitted to the DOE in the fourth quarter of 2017 in the amount of $9 million (APS's share is $2.6 million). In February 2018, the DOE approved this claim.

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

Palo Verde Liability and Insurance Matters — See “Palo Verde Generating Station — Nuclear Insurance” in Note 10 for a discussion of the insurance maintained by the Palo Verde participants, including APS, for Palo Verde.

Natural Gas and Oil Fueled Generating Facilities
APS has six natural gas power plants located throughout Arizona, consisting of Redhawk, located near Palo Verde; Ocotillo, located in Tempe (discussed below); Sundance, located in Coolidge; West Phoenix, located in southwest Phoenix; Saguaro, located north of Tucson; and Yucca, located near Yuma.  Several of the units at Yucca run on either gas or oil.  APS has one oil-only power plant, Fairview, located in the town of Douglas, Arizona.  APS owns and operates each of these plants with the exception of one oil-only combustion turbine unit and one oil and gas steam unit at Yucca that are operated by APS and owned by the Imperial Irrigation District.  APS has a total entitlement from these plants of 3,179 MW.  Gas for these plants is financially hedged up to five years in advance of purchasing and the gas is generally purchased one month prior to delivery.  APS has long-term gas transportation agreements with three different companies, some of which are effective through 2024.  Fuel oil is acquired under short-term purchases delivered primarily to West Phoenix, where it is distributed to APS’s other oil power plants by truck.
Ocotillo is a 330 MW 4-unit gas plant located in the metropolitan Phoenix area.  In early 2014, APS announced a project to modernize the plant, which involves retiring two older 110 MW steam units, adding five 102 MW combustion turbines and maintaining two existing 55 MW combustion turbines.  In total, this increases the capacity of the site by 290 MW, to 620 MW, with completion targeted by summer 2019.  (See Note 3 for rate recovery as part of the 2017 Rate Case Decision). On September 9, 2016, Maricopa County issued a final permit decision that authorizes construction of the Ocotillo modernization project and construction began in early 2017.

Solar Facilities
APS developed utility scale solar resources through the 170 MW ACC-approved AZ Sun Program.  APS invested approximately $675 million in its AZ Sun Program. These facilities are owned by APS and are located in multiple locations throughout Arizona. In addition to the AZ Sun Program, APS developed the 40MW Red Rock Solar Plant, which it owns and operates. Two of our large customers purchase renewable energy credits from APS that is equivalent to the amount of renewable energy that Red Rock is projected to generate.

APS owns and operates more than forty small solar systems around the state.  Together they have the capacity to produce approximately 4 MW of renewable energy.  This fleet of solar systems includes a 3 MW facility located at the Prescott Airport and 1 MW of small solar in various locations across Arizona.  APS has also developed solar photovoltaic distributed energy systems installed as part of the Community Power Project in Flagstaff, Arizona.  The Community Power Project, approved by the ACC on April 1, 2010, was a pilot program through which APS owns, operates and receives energy from approximately 1 MW of solar photovoltaic distributed energy systems located within a certain test area in Flagstaff, Arizona.  The pilot program is now complete, and as part of the 2017 Rate Case Decision, the participants have been transferred to the Solar Partner Program described below. Additionally, APS owns 12 MW of solar photovoltaic systems installed across Arizona through the ACC-approved Schools and Government Program.

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
In APS's 2017 Rate Case Decision, the ACC approved the "APS Solar Communities" program. APS Solar Communities is a three-year program requiring APS to spend $10-15 million in capital costs each year to install utility-owned distributed generation systems on low to moderate income residential homes, buildings of non-profit entities, Title I schools and rural government facilities. The 2017 Rate Case Decision provided that all operations and maintenance expenses, property taxes, marketing and advertising expenses, and the capital carrying costs for this program will be recovered through the RES.

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

Purchased Power Capacity — APS’s purchased power capacity under long-term contracts as of December 31, 2017 is summarized in the table below.  All capacity values are based on net capacity unless otherwise noted.

Type	Dates Available	Capacity (MW)
Purchase Agreement (a)	Year-round through June 14, 2020	60
Exchange Agreement (b)	May 15 to September 15 annually through February 2021	480
Tolling Agreement	Summer seasons through October 2019	560
Demand Response Agreement (c)	Summer seasons through 2024	25
Tolling Agreement	Summer seasons from Summer 2020 through Summer 2025	565
Tolling Agreement	June 1 through September 30, 2020-2026	570
Renewable Energy (d)	Various	629

(a)	Up to 60 MW of capacity is available; however, the amount of electricity available to APS under this agreement is based in large part on customer demand and is adjusted annually.

(b)
This is a seasonal capacity exchange agreement under which APS receives electricity during the summer peak season (from May 15 to September 15) and APS returns a like amount of electricity during the winter season (from October 15 to February 15).

(c)	The capacity under this agreement may be increased in 10 MW increments in years 2017 through 2024, up to a maximum of 50 MW.

(d)	Renewable energy purchased power agreements are described in detail below under “Current and Future Resources — Renewable Energy Standard — Renewable Energy Portfolio.”
Current and Future Resources

Current Demand and Reserve Margin
Electric power demand is generally seasonal.  In Arizona, demand for power peaks during the hot summer months.  APS’s 2017 peak one-hour demand on its electric system was recorded on June 20, 2017 at 7,363 MW, compared to the 2016 peak of 7,051 MW recorded on June 19, 2016.  APS’s reserve margin at the time of the 2017 peak demand, calculated using system load serving capacity, was 15%.  For 2018, due to expiring purchase contracts, APS is procuring market resources to maintain its minimum 15% planning reserve criteria.

Future Resources and Resource Plan
APS filed its preliminary 2017 Integrated Resource Plan on March 1, 2016 and an updated preliminary 2017 Integrated Resource Plan on September 30, 2016. APS also held stakeholder meetings in February and November 2016 in addition to an ACC-led Integrated Resource Plan workshop in July 2016. The preliminary Integrated Resource Plan and associated stakeholder meetings are part of a modified planning process that allows time to incorporate implications of the Clean Power Plan as well as input from stakeholder meetings. The final Integrated Resource Plan was submitted on April 10, 2017. The ACC has not yet completed its review of the final Integrated Resource Plan.

On September 11, 2014, APS announced that it would close Cholla Unit 2 and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if EPA approved a compromise proposal offered by APS to meet required environmental and emissions standards and rules. In early 2017, EPA approved a final rule incorporating APS's compromise proposal, which took effect for Cholla on April 26, 2017. (See "Business of Arizona Public Service Company - Energy Sources and Resource Planning - Generation Facilities - Coal-Fueled Generating Facilities - Cholla" above for information regarding the Cholla Plant).

See "Business of Arizona Public Service Company - Energy Sources and Resource Planning - Generation Facilities - Coal-Fueled Generating Facilities" above for information regarding future plans for the Four Corners Plant, Navajo Plant and Ocotillo Plant." See Business of Arizona Public Service Company - Energy Sources and Resource Planning - Purchased Power Contracts" above for information regarding future plans for purchased power contracts.

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

Renewable Energy Standard
In 2006, the ACC adopted the RES.  Under the RES, electric utilities that are regulated by the ACC must supply an increasing percentage of their retail electric energy sales from eligible renewable resources, including solar, wind, biomass, biogas and geothermal technologies.  The renewable energy requirement is 8% of retail electric sales in 2018 and increases annually until it reaches 15% in 2025.  In APS’s 2009 general retail rate case settlement agreement (the “2009 Settlement Agreement”), APS committed to use its best efforts to have 1,700 GWh of new renewable resources in service by year-end 2015 in addition to its RES renewable resource commitments. APS met its settlement commitment and overall RES target for 2017.
A component of the RES is focused on stimulating development of distributed energy systems.  Accordingly, under the RES, an increasing percentage of that requirement must be supplied from distributed energy resources.  This distributed energy requirement is 30% of the overall RES requirement of 8% in 2018.  The following table summarizes the RES requirement standard (not including the additional commitment required by the 2009 Settlement Agreement) and its timing:

	2018	2020	2025
RES as a % of retail electric sales	8%	10%	15%
Percent of RES to be supplied from distributed energy resources	30%	30%	30%

On April 21, 2015, the RES rules were amended to require utilities to report on all eligible renewable resources in their service territory, irrespective of whether the utility owns renewable energy credits associated with such renewable energy. The rules allow the ACC to consider such information in determining whether APS has satisfied the requirements of the RES. See "Renewable Energy Ballot Initiative" and "Clean

Resource Energy Standard and Tariff" in Note 3 for information regarding two additional renewable energy standards proposals.

Renewable Energy Portfolio.  To date, APS has a diverse portfolio of existing and planned renewable resources totaling 1,655 MW, including solar, wind, geothermal, biomass and biogas.  Of this portfolio, 1,583 MW are currently in operation and 72 MW are under contract for development or are under construction.  Renewable resources in operation include 239 MW of facilities owned by APS, 629 MW of long-term purchased power agreements, and an estimated 682 MW of customer-sited, third-party owned distributed energy resources.

APS’s strategy to achieve its RES requirements includes executing purchased power contracts for new facilities, ongoing development of distributed energy resources and procurement of new facilities to be owned by APS.  See "Energy Sources and Resource Planning - Generation Facilities - Solar Facilities" above for information regarding APS-owned solar facilities.

The following table summarizes APS’s renewable energy sources currently in operation and under development as of December 31, 2017.  Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Location	Actual/ Target Commercial Operation Date	Term (Years)	Net Capacity In Operation (MW AC)	Net Capacity Planned/Under Development (MW AC)
APS Owned
Solar:
AZ Sun Program:
Paloma	Gila Bend, AZ	2011		17
Cotton Center	Gila Bend, AZ	2011		17
Hyder Phase 1	Hyder, AZ	2011		11
Hyder Phase 2	Hyder, AZ	2012		5
Chino Valley	Chino Valley, AZ	2012		19
Hyder II	Hyder, AZ	2013		14
Foothills	Yuma, AZ	2013		35
Gila Bend	Gila Bend, AZ	2014		32
Luke AFB	Glendale, AZ	2015		10
Desert Star	Buckeye, AZ	2015		10
Subtotal AZ Sun Program				170	—
Multiple Facilities	AZ	Various		4
Red Rock	Red Rock, AZ	2016		40
Distributed Energy:
APS Owned (a)	AZ	Various		25
Total APS Owned				239	—
Purchased Power Agreements
Solar:
Solana	Gila Bend, AZ	2013	30	250
RE Ajo	Ajo, AZ	2011	25	5
Sun E AZ 1	Prescott, AZ	2011	30	10
Saddle Mountain	Tonopah, AZ	2012	30	15
Badger	Tonopah, AZ	2013	30	15
Gillespie	Maricopa County, AZ	2013	30	15
Wind:
Aragonne Mesa	Santa Rosa, NM	2006	20	90
High Lonesome	Mountainair, NM	2009	30	100
Perrin Ranch Wind	Williams, AZ	2012	25	99
Geothermal:
Salton Sea	Imperial County, CA	2006	23	10
Biomass:
Snowflake	Snowflake, AZ	2008	15	14
Biogas:
Glendale Landfill	Glendale, AZ	2010	20	3
NW Regional Landfill	Surprise, AZ	2012	20	3
Total Purchased Power Agreements				629	—
Distributed Energy
Solar (b)
Third-party Owned	AZ	Various		682	72
Agreement 1	Bagdad, AZ	2011	25	15
Agreement 2	AZ	2011-2012	20-21	18
Total Distributed Energy				715	72
Total Renewable Portfolio				1,583	72

(a)	Includes Flagstaff Community Power Project, APS School and Government Program and APS Solar Partner Program.

(b)	Includes rooftop solar facilities owned by third parties. Distributed generation is produced in DC and is converted to AC for reporting purposes.

Additionally, in early February 2018, APS entered into a 15-year power purchase agreement for a 65 MW solar facility that charges a 50 MW solar-fueled battery. Service under the agreement is scheduled to begin in 2021.
Demand Side Management
 In December 2009, Arizona regulators placed an increased focus on energy efficiency and other demand side management programs to encourage customers to conserve energy, while incentivizing utilities to aid in these efforts that ultimately reduce the demand for energy.  The ACC initiated its Energy Efficiency rulemaking, with a proposed EES of 22% cumulative annual energy savings by 2020.  This standard was adopted and became effective on January 1, 2011.  This standard will likely impact Arizona’s future energy resource needs.  (See Note 3 for energy efficiency and other demand side management obligations).

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

Wholesale

FERC regulates rates for wholesale power sales and transmission services.  (See Note 3 for information regarding APS’s transmission rates.)  During 2017, approximately 3.8% of APS’s electric operating revenues resulted from such sales and services.  APS’s wholesale activity primarily consists of managing fuel and purchased power supplies to serve retail customer energy requirements.  APS also sells, in the wholesale market, its generation output that is not needed for APS’s Native Load and, in doing so, competes with other utilities, power marketers and independent power producers.  Additionally, subject to specified parameters, APS hedges both electricity and fuels.  The majority of these activities are undertaken to mitigate risk in APS’s portfolio.

Subpoena from Arizona Corporation Commissioner Robert Burns

On August 25, 2016, Commissioner Burns, individually and not by action of the ACC as a whole, served subpoenas in APS’s then current retail rate proceeding on APS and Pinnacle West for the production of records and information relating to a range of expenditures from 2011 through 2016. The subpoenas requested information concerning marketing and advertising expenditures, charitable donations, lobbying expenses, contributions to 501(c)(3) and (c)(4) nonprofits and political contributions. The return date for the production of information was set as September 15, 2016. The subpoenas also sought testimony from Company personnel having knowledge of the material, including the Chief Executive Officer.

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

On February 7, 2017, Commissioner Burns opened a new ACC docket and indicated that its purpose is to study and rectify problems with transparency and disclosure regarding financial contributions from regulated monopolies or other stakeholders who may appear before the ACC that may directly or indirectly benefit an ACC Commissioner, a candidate for ACC Commissioner, or key ACC staff.  As part of this docket, Commissioner Burns set March 24, 2017 as a deadline for the production of all information previously requested through the subpoenas. Neither APS nor Pinnacle West produced the information requested and instead objected to the subpoena. On March 10, 2017, Commissioner Burns filed suit against APS and Pinnacle West in the Superior Court of Arizona for Maricopa County in an effort to enforce his subpoenas. On March 30, 2017, APS filed a motion to dismiss Commissioner Burns' suit against APS and Pinnacle West. In response to the motion to dismiss, the court stayed the suit and ordered Commissioner Burns to file a motion to compel the production of the information sought by the subpoenas with the ACC. On June 20, 2017, the ACC denied the motion to compel. On August 4, 2017, Commissioner Burns amended his complaint to add all of the ACC Commissioners and the ACC itself as defendants. All defendants moved to dismiss the complaint. On February 15, 2018, the Superior Court dismissed Commissioner Burns’ complaint. The matter is subject to appeal. APS and Pinnacle West cannot predict the outcome of this matter.

In addition to the Superior Court proceedings discussed above, on August 20, 2017, Commissioner Burns filed a special action petition in the Arizona Supreme Court seeking to vacate the 2017 Rate Case Decision so that alleged issues of disqualification and bias on the part of the other Commissioners could be fully investigated. APS opposed the petition, and on October 17, 2017, the Arizona Supreme Court declined to accept jurisdiction over Commissioner Burns’ special action petition.

Environmental Matters

Climate Change

Legislative Initiatives. There have been no recent attempts by Congress to pass legislation that would regulate greenhouse gas ("GHG") emissions, and it is doubtful whether the 115th Congress will consider a climate change bill. In the event climate change legislation ultimately passes, the actual economic and operational impact of such legislation on APS depends on a variety of factors, none of which can be fully known until a law is written and enacted and the specifics of the resulting program are established. These factors include the terms of the legislation with regard to allowed GHG emissions; the cost to reduce emissions; in the event a cap-and-trade program is established, whether any permitted emissions allowances will be allocated to source operators free of cost or auctioned (and, if so, the cost of those allowances in the marketplace) and whether offsets and other measures to moderate the costs of compliance will be available; and, in the event of a carbon tax, the amount of the tax per pound of carbon dioxide (“CO2”) equivalent emitted.

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

On August 3, 2015, EPA finalized carbon pollution standards for EGUs. Shortly thereafter, a coalition of states, industry groups and electric utilities challenged the legality of these standards, including EPA's Clean Power Plan for existing EGUs, in the U.S. Court of Appeals for the D.C. Circuit. On February 9, 2016, the U.S. Supreme Court granted a stay of the Clean Power Plan pending judicial review of the rule, which temporarily delays compliance obligations under the Clean Power Plan. On March 28, 2017, President Trump issued an Executive Order that, among other things, instructs EPA to reevaluate Agency regulations concerning carbon emissions from EGUs and take appropriate action to suspend, revise or rescind the August 2015 carbon pollution standards for EGUs, including the Clean Power Plan. Also on March 28, 2017, DOJ, on behalf of

EPA, filed a motion with the U.S. Court of Appeals for the D.C. Circuit Court to hold the ongoing litigation over the Clean Power Plan in abeyance pending EPA action in accordance with the Executive Order. At this time, the D.C. Circuit Court proceedings evaluating the legality of the Clean Power Plan remain on hold.

Based upon EPA's reevaluation of the August 2015 carbon pollution standards and the legal basis for these regulations, on October 10, 2017, EPA issued a proposal to repeal the Clean Power Plan. That proposal relies on EPA's current view as to the Agency's legal authority under Clean Air Act Section 111(d), which (in contrast to the Clean Power Plan) would limit the scope of any future Section 111(d) regulations to measures undertaken exclusively at a power plant's source of GHG emissions. On December 18, 2017, EPA issued an Advanced Notice of Proposed Rulemaking through which EPA is soliciting comments as to potential replacements for the Clean Power Plan that would be consistent with EPA's current legal interpretation of the Clean Air Act.

We cannot predict the outcome of EPA's regulatory actions related to the August 2015 carbon pollution standards for EGU's, including any actions related to EPA's repeal proposal for the Clean Power Plan or additional rulemaking actions to develop regulations replacing the Clean Power Plan. In addition, we cannot predict whether the D.C. Circuit Court will continue to hold the litigation challenging the original Clean Power Plan in abeyance in light of EPA's repeal proposal.

Company Response to Climate Change Initiatives. We have undertaken a number of initiatives that address emission concerns, including renewable energy procurement and development, promotion of programs and rates that promote energy conservation, renewable energy use, and energy efficiency. (See “Energy Sources and Resource Planning - Current and Future Resources” above for details of these plans and initiatives.) APS currently has a diverse portfolio of renewable resources, including solar, wind, geothermal, biogas, and biomass.
APS prepares an annual inventory of GHG emissions from its operations. This inventory is reported to EPA under the EPA GHG Reporting Program and is voluntarily communicated to the public in Pinnacle West’s annual Corporate Responsibility Report, which is available on our website (www.pinnaclewest.com). The report provides information related to the Company and its approach to sustainability and its workplace and environmental performance. The information on Pinnacle West’s website, including the Corporate Responsibility Report, is not incorporated by reference into or otherwise a part of this report.

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

Cholla. APS believed that EPA’s original 2012 final rule establishing controls constituting BART for Cholla, which would require installation of selective catalytic reduction ("SCR") controls, was unsupported and that EPA had no basis for disapproving Arizona’s State Implementation Plan ("SIP") and promulgating a Federal Implementation Plan ("FIP") that was inconsistent with the state’s considered BART determinations under the regional haze program.  In September 2014, APS met with EPA to propose a compromise BART strategy. APS would permanently close Cholla Unit 2 and cease burning coal at Units 1 and 3 by the mid-2020s. (See Note 3 for details related to the resulting regulatory asset.) APS made the proposal with the understanding that additional emission control equipment is unlikely to be required in the future because retiring and/or converting the units as contemplated in the proposal is more cost effective than, and will result in increased visibility improvement over, the current BART requirements for NOx imposed on the Cholla units under EPA's BART FIP.

On October 16, 2015, ADEQ issued a revised operating permit for Cholla, which incorporates APS's proposal, and subsequently submitted a proposed revision to the SIP to EPA, which would incorporate the new permit terms.  On June 30, 2016, EPA issued a proposed rule approving a revision to the Arizona SIP that incorporates APS’s compromise approach for compliance with the regional haze program.  In early 2017, EPA approved a final rule incorporating APS's compromise proposal, which took effect for Cholla on April 26, 2017.

Four Corners. Based on EPA’s final standards, APS's 63% share of the cost of required controls for Four Corners Units 4 and 5 is approximately $400 million.  (See Note 3 for information regarding the related rate recovery.) In addition, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso's 7% interest in Four Corners Units 4 and 5. 4CA purchased the El Paso interest on July 6, 2016. NTEC has the option to purchase the interest within a certain timeframe pursuant to an option granted to NTEC. In December 2015, NTEC notified APS of its intent to exercise the option. The purchase did not occur during the originally contemplated timeframe. The parties are currently in discussions as to the future of the option transaction. The cost of the pollution controls related to the 7% interest is approximately $45 million, which will be assumed by the ultimate owner of the 7% interest.

Navajo Plant. APS estimates that its share of costs for upgrades at the Navajo Plant, based on EPA’s FIP, could be up to approximately $200 million; however, given the future plans for the Navajo Plant, we do not expect to incur these costs.  See "Energy Sources and Resource Planning - Generation Facilities - Coal-Fueled Generating Facilities - Navajo Generating Station" above and "Navajo Plant" in Note 3 for information regarding future plans for the Navajo Plant.

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

ADEQ has initiated a process to evaluate how to develop a state CCR permitting program that would cover EGUs, including Cholla. While APS has been working with ADEQ on the development of this program, we are unable to predict when Arizona will be able to finalize and secure EPA approval for a state-specific CCR permitting program. With respect to the Navajo Nation, APS recently filed a comment letter with EPA seeking clarification as to when and how EPA would be initiating permit proceedings for facilities on the reservation, including Four Corners. We are unable to predict at this time when EPA will be issuing CCR management permits for the facilities on the Navajo Nation. At this time, it remains unclear how the CCR provisions of the WIIN Act will affect APS and its management of CCR.

Based upon utility industry petitions for EPA to reconsider the RCRA Subtitle D regulations for CCR, which were premised in part on the CCR provisions of the 2016 WIIN Act, on September 13, 2017 EPA agreed to evaluate whether to revise these federal CCR regulations. At this time, it is not clear whether EPA will initiate further notice-and-comment rulemaking to revise the federal CCR rules, nor is it clear what aspects of the federal CCR rules might be changed as a result of this process. With respect to ongoing litigation initiated by industry and environmental groups challenging the legality of these federal CCR regulations, on September 27, 2017, the United States Court of Appeals for the D.C. Circuit, the court overseeing these judicial challenges, ordered EPA to file by November 15, 2017 a list of federal regulatory provisions addressing CCR that are or likely will be revised through EPA’s reconsideration proceedings. While this filing identified certain provisions of the federal CCR regulations that EPA intends to revise, including allowances for risk-based groundwater protection standards for regulated CCR constituents for which no federal maximum contaminant level has been set, it is not clear at this time which specific provisions of the federal CCR rules will be modified, how they will be modified, or when such modification will occur.

Pursuant to a June 24, 2016 order by the D.C. Circuit Court of Appeals in the litigation by industry and environmental groups challenging EPA’s CCR regulations, within the next two years EPA is required to complete a rulemaking proceeding concerning whether or not boron must be included on the list of groundwater constituents that might trigger corrective action under EPA’s CCR rules.  EPA is not required to take final action approving the inclusion of boron, but EPA must propose and consider its inclusion.  Should EPA take final action adding boron to the list of groundwater constituents that might trigger corrective action, any resulting corrective action measures may increase APS's costs of compliance with the CCR rule at our coal-fired generating facilities.  At this time APS cannot predict when EPA will commence its rulemaking concerning boron or the eventual results of those proceedings.

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $22 million and its share of incremental costs to comply with the CCR rule for Cholla is approximately $20 million. The Navajo Plant currently disposes of CCR in a dry landfill storage area. APS estimates that its share of incremental costs to comply with the CCR rule for the Navajo Plant is approximately $1 million. Additionally, the CCR rule requires ongoing, phased groundwater monitoring. By October 17, 2017, electric utility companies that own or operate CCR disposal units, such as APS, must have collected sufficient groundwater sampling data to initiate a detection monitoring program.  To the extent that certain threshold constituents are identified through this initial detection monitoring at levels above the CCR rule’s standards, the rule requires the initiation of an assessment monitoring program by April 15, 2018.  If this assessment monitoring program reveals concentrations of certain constituents above the CCR rule standards that trigger remedial obligations, a corrective measures evaluation must be completed by January 2019. Depending upon the results of such groundwater monitoring and data evaluations at each of Cholla, Four Corners and the

Navajo Plant, we may be required to take corrective actions, the costs of which we are unable to reasonably estimate at this time.

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

On August 11, 2017, EPA announced that it would be initiating rulemaking proceedings to potentially revise the September 2015 effluent limitation guidelines. On September 18, 2017, EPA finalized a regulation postponing the earliest date on which compliance with the effluent limitation guidelines for these waste-streams would be required from November 1, 2018 until November 1, 2020. Until EPA issues a proposal describing how it intends to change the effluent limitation guidelines for bottom ash transport water and flue gas desulfurization wastewater, it is unclear how EPA’s reconsideration process will affect how the Four Corners plant manages these waste-streams. We expect that compliance with these limitations will be required in connection with National Pollution Discharge Elimination System ("NPDES") discharge permit renewals.  Until a draft NPDES permit for Four Corners is proposed during the revised compliance timeframe (i.e., from November 1, 2020 through December 31, 2023), we are uncertain what will be required to control these discharges in compliance with the revised finalized effluent limitations at that facility. Cholla and the Navajo Plant do not require NPDES permitting.

Ozone National Ambient Air Quality Standards. On October 1, 2015, EPA finalized revisions to the primary ground-level ozone national ambient air quality standards (“NAAQS”) at a level of 70 parts per billion (“ppb”).  With ozone standards becoming more stringent, our fossil generation units will come under increasing pressure to reduce emissions of nitrogen oxides and volatile organic compounds, and to generate emission offsets for new projects or facility expansions located in ozone nonattainment areas.  EPA was expected to designate attainment and nonattainment areas relative to the new 70 ppb standard by October 1, 2017.  To date, EPA has only taken action to designate areas of the U.S. that are in attainment with the 2015 NAAQS for ozone. EPA’s failure to take action relative to nonattainment designations is currently subject to on-going judicial review by certain states and environmental groups. At this time, it remains unclear when EPA will ultimately make a complete designation of all attainment and nonattainment areas within the U.S. Depending on when EPA approves attainment designations for the Arizona and Navajo Nation jurisdictions in which our fossil generation units are located, revisions to SIPs and FIPs, respectively, implementing required controls to achieve the new 70 ppb standard are expected to be in place between 2020 and 2021.  At this time, because proposed SIPs and FIPs implementing the revised ozone NAAQSs have yet to be released, APS is unable to predict what impact the adoption of these standards may have on the Company. APS will continue to monitor these standards as they are implemented within the jurisdictions affecting APS.

Superfund-Related Matters. The Comprehensive Environmental Response Compensation and Liability Act ("Superfund") establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties ("PRPs").  PRPs may be strictly, and often are jointly and severally, liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 ("OU3") in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study ("RI/FS").  Based upon discussions between the OU3 working group parties and EPA, along with the results of recent technical analyses prepared by the OU3 working group to supplement the RI/FS, APS anticipates finalizing the RI/FS in the summer or fall of 2018. We estimate that our costs related to this investigation and study will be approximately $2 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

On August 6, 2013, the Roosevelt Irrigation District ("RID") filed a lawsuit in Arizona District Court against APS and 24 other defendants, alleging that RID’s groundwater wells were contaminated by the release of hazardous substances from facilities owned or operated by the defendants.  The lawsuit also alleges that, under Superfund laws, the defendants are jointly and severally liable to RID.  The allegations against APS arise out of APS’s current and former ownership of facilities in and around OU3.  As part of a state governmental investigation into groundwater contamination in this area, on January 25, 2015, the ADEQ sent a letter to APS seeking information concerning the degree to which, if any, APS’s current and former ownership of these facilities may have contributed to groundwater contamination in this area.  APS responded to ADEQ on May 4, 2015. On December 16, 2016, two RID contractors filed ancillary lawsuits for recovery of costs against APS and the other defendants. Because the ancillary lawsuits concern past costs allegedly incurred by these RID vendors, which were ruled unrecoverable directly by RID in November of 2016, the additional lawsuits do not increase APS’s exposure or risk related to these matters. In addition, on March 15, 2017, the Arizona District Court granted partial summary judgment to RID for one element of RID's lawsuit against APS and the other defendants. On May 12, 2017, the court denied a motion for reconsideration as to this order. We are unable to predict the outcome of these matters; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

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

Federal Agency Environmental Lawsuit Related to Four Corners

On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine.  The lawsuit alleges that these federal agencies violated both ESA and NEPA in providing the federal approvals necessary to extend operations at the Four Corners Power Plant and the adjacent Navajo Mine past July 6, 2016.  APS filed a motion to intervene in the proceedings, which was granted on August 3, 2016.

On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. On September 11, 2017, the Arizona District Court issued an order granting NTEC's motion, dismissing the litigation with prejudice, and terminating the proceedings. On November 9, 2017, the environmental group plaintiffs appealed the district court order dismissing their lawsuit. We cannot predict whether this appeal will be successful and, if it is successful, the outcome of further district court proceedings.

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

Gila River Adjudication. A summons served on APS in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987, in an action pending in Arizona Superior Court. Palo Verde is located within the geographic area subject to the summons. APS’s rights and the rights of the other Palo Verde participants to the use of groundwater and effluent at Palo Verde are potentially at issue in this adjudication. As operating agent of Palo Verde, APS filed claims that dispute the court’s jurisdiction over the Palo Verde participants’ groundwater rights and their contractual rights to effluent relating to Palo Verde. Alternatively, APS seeks confirmation of such rights. Several of APS’s other power plants are also located within the geographic area subject to the summons, including a number of gas-fired power plants located within Maricopa and Pinal Counties. In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. In addition, in September 2000, the Arizona Supreme Court issued a decision affirming the lower court’s criteria for resolving groundwater claims. Litigation on both of these issues has continued in the trial court. In December 2005, APS and other parties filed a petition with the Arizona Supreme Court requesting interlocutory review of a September 2005 trial court order regarding procedures for determining whether groundwater pumping is affecting surface water rights. The Arizona Supreme Court denied the petition in May 2007, and the trial court is now proceeding with implementation of its 2005 order. No trial date concerning APS’s water rights claims has been set in this matter.

At this time, the lower court proceedings in the Gila River adjudication are in the process of determining the specific hydro-geologic testing protocols for determining which groundwater wells located outside of the subflow zone of the Gila River should be subject to the adjudication court’s jurisdiction. Discovery as to this issue is ongoing at this time, and a hearing to determine this jurisdictional test question will be held in March of 2018. Further proceedings thereafter will be dedicated to determining the specific hydro-geologic testing protocols for subflow depletion determinations. At this time, APS cannot predict the outcome of these proceedings.

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

BUSINESS OF OTHER SUBSIDIARIES

Bright Canyon Energy

On July 31, 2014, Pinnacle West announced its creation of a wholly-owned subsidiary, BCE.  BCE's focus is on new growth opportunities that leverage the Company’s core expertise in the electric energy industry.  BCE’s first initiative is a 50/50 joint venture with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company.  The joint venture, named TransCanyon, is pursuing independent transmission opportunities within the eleven states that comprise the Western Electricity Coordinating Council, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the venture partners’ utility affiliates.  TransCanyon continues to pursue transmission development opportunities in the western United States consistent with its strategy.

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

El Dorado

El Dorado owns minority interests in several energy-related investments and Arizona community-based ventures.  El Dorado’s short-term goal is to prudently realize the value of its existing investments.  As of December 31, 2017, El Dorado had total assets of approximately $12 million. El Dorado is not expected to contribute in any material way to our future financial performance, nor will it require any material amounts of capital over the next three years.

4CA

See "Business of Arizona Public Service Company - Energy Sources and Resource Planning - Generating Facilities - Coal-Fueled Generating Facilities - Four Corners" above for information regarding 4CA. As of December 31, 2017, 4CA had total assets of approximately $108 million.
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

Other Information

Pinnacle West, APS and El Dorado are all incorporated in the State of Arizona.  BCE and 4CA are incorporated in Delaware. Additional information for each of these companies is provided below:

	Principal Executive Office Address	Year of Incorporation	Approximate Number of Employees at December 31, 2017
Pinnacle West	400 North Fifth Street Phoenix, AZ 85004	1985	90
APS	400 North Fifth Street P.O. Box 53999 Phoenix, AZ 85072-3999	1920	6,196
BCE	400 East Van Buren Phoenix, AZ 85004	2014	6
El Dorado	400 East Van Buren Phoenix, AZ 85004	1983	—
4CA	400 North Fifth Street Phoenix, AZ 85004	2016	—
Total			6,292

The APS number includes employees at jointly-owned generating facilities (approximately 2,565 employees) for which APS serves as the generating facility manager.  Approximately 1,369 APS employees are union employees, represented by the International Brotherhood of Electrical Workers ("IBEW"). In January 2018, the Company concluded negotiations with IBEW and approved a two-year extension of the existing collective bargaining agreement, which was set to expire on April 1, 2018.  The new agreement is in place until April 1, 2020. Approximately 200 APS employees at Palo Verde were union employees, represented by the United Security Professionals of America ("USPA").  The USPA collective bargaining agreement expired on May 31, 2017, but APS and the USPA did not reach an agreement over the terms of a new collective bargaining agreement.  Certain members of the USPA bargaining unit filed a petition with the National Labor Relations Board ("NLRB") seeking to decertify the USPA as the representative of the bargaining unit, and the employees elected to decertify the union. The NLRB certified the results of the election on September 11, 2017.

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

APS is subject to comprehensive regulation by several federal, state and local regulatory agencies that significantly influence its business, liquidity and results of operations and its ability to fully recover costs from utility customers in a timely manner.  The ACC regulates APS’s retail electric rates and FERC regulates rates for wholesale power sales and transmission services.  The profitability of APS is affected by the rates it may charge and the timeliness of recovering costs incurred through its rates.  Consequently, our financial condition and results of operations are dependent upon the satisfactory resolution of any APS rate proceedings and ancillary matters which may come before the ACC and FERC, including in some cases how court challenges to these regulatory decisions are resolved. Arizona, like certain other states, has a statute that allows the ACC to reopen prior decisions and modify otherwise final orders under certain circumstances.

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

APS’s ability to conduct its business operations and avoid fines and penalties depends upon compliance with federal, state and local statutes, regulations and ACC requirements, and obtaining and maintaining certain regulatory permits, approvals and certificates.

APS must comply in good faith with all applicable statutes, regulations, rules, tariffs, and orders of agencies that regulate APS’s business, including FERC, NRC, EPA, the ACC, and state and local governmental agencies.  These agencies regulate many aspects of APS’s utility operations, including safety and performance, emissions, siting and construction of facilities, customer service and the rates that APS can charge retail and wholesale customers.  Failure to comply can subject APS to, among other things, fines and penalties.  For example, under the Energy Policy Act of 2005, FERC can impose penalties (approximately $1.2 million dollars per day per violation) for failure to comply with mandatory electric reliability standards.  APS is also required to have numerous permits, approvals and certificates from these agencies.  APS believes the necessary permits, approvals and certificates have been obtained for its existing operations and that APS’s business is conducted in accordance with applicable laws in all material respects.  However, changes in regulations or the imposition of new or revised laws or regulations could have an adverse impact on our results of operations.  We are also unable to predict the impact on our business and operating results from pending or future regulatory activities of any of these agencies.

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
Potential Financial Risks - Greenhouse Gas Regulation, the Clean Power Plan and Potential Litigation. In 2015, EPA finalized a rule to limit carbon dioxide emissions from existing power plants. The implementation of this rule within the jurisdictions where APS operates could result in a shift in in-state generation from coal to natural gas and renewable generation. Such a substantial change in APS’s generation portfolio could require additional capital investments and increased operating costs, and thus have a significant financial impact on the Company. EPA took action in October 2017 to potentially repeal these regulations and is currently taking public comments on whether or how EPA could take action to replace the Clean Power Plan with a new set of regulations.
Depending on the final outcome of a pending judicial review of the Clean Power Plan, along with related regulatory activity to repeal or replace these regulations, the utility industry may face alternative efforts from private parties seeking to establish alternative GHG emission limitations from power plants. Alternative GHG emission limitations may arise from litigation under either federal or state common laws or citizen suit provisions of federal environmental statutes that attempt to force federal agency rulemaking or imposing direct facility emission limitations. Such lawsuits may also seek damages from harm alleged to have resulted from power plant GHG emissions.
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

APS owns certain of our power plants jointly with other owners with varying ownership interests in such facilities. Changes in the nature of our industry and the economic viability of certain plants, including impacts resulting from types and availability of other resources, fuel costs, legislation and regulation, together with timing considerations related to expiration of leases or other agreements for such facilities, could result in unaligned positions among co-owners. Such differences in the co-owners’ willingness or ability to continue their participation could ultimately lead to disagreements among the parties as to how and whether to continue operation of such plants, which could lead to eventual shut down of units or facilities and uncertainty related to the resulting cost recovery of such assets. See Note 3 for a discussion of the co-owners' plans to cease operations of the Navajo Plant and the related risks associated with APS's continued recovery of its remaining investment in the plant.

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

One of these options would be a continuation or expansion of APS’s existing AG (Alternative Generation)-X program, which essentially allows up to 200 MW of cumulative load to be served via a buy-through arrangement with competitive suppliers of generation.  The AG-X program was approved by the ACC as part of the 2017 Settlement Agreement.

Proposals to enable or support retail electric competition may be made from time to time through ballot initiatives, legislative action or other forums in Arizona. We cannot predict future regulatory or legislative action that might result in increased competition.

OPERATIONAL RISKS

APS’s results of operations can be adversely affected by various factors impacting demand for electricity.

Weather Conditions.  Weather conditions directly influence the demand for electricity and affect the price of energy commodities.  Electric power demand is generally a seasonal business.  In Arizona, demand for power peaks during the hot summer months, with market prices also peaking at that time.  As a result, APS’s overall operating results fluctuate substantially on a seasonal basis.  In addition, APS has historically sold less power, and consequently earned less income, when weather conditions are milder.  As a result, unusually mild weather could diminish APS’s financial condition, results of operations or cash flows.

Higher temperatures may decrease the snowpack, which might result in lowered soil moisture and an increased threat of forest fires.  Forest fires could threaten APS’s communities and electric transmission lines and facilities.  Any damage caused as a result of forest fires could negatively impact APS’s financial condition, results of operations or cash flows.

Effects of Energy Conservation Measures and Distributed Energy Resources.  The ACC has enacted rules regarding energy efficiency that mandate a 22% cumulative annual energy savings requirement by 2020.  This will likely increase participation by APS customers in energy efficiency and conservation programs and other demand-side management efforts, which in turn will impact the demand for electricity.  The rules also include a requirement for the ACC to review and address financial disincentives, recovery of fixed costs and the recovery of net lost income/revenue that would result from lower sales due to increased energy efficiency requirements.  To that end, the LFCR is designed to address these matters.

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

Actual and Projected Customer and Sales Growth.  Retail customers in APS's service territory increased 1.8% for the year ended December 31, 2017 compared with the prior year. For the three years 2015 through 2017, APS’s retail customer growth averaged 1.5% per year.  We currently project annual customer growth to be 1.5-2.5% for 2018 and to average in the range of 2-3% for 2018 through 2020 based on our assessment of modestly improving economic conditions in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, decreased 0.3% for the year ended December 31, 2017 compared with the prior year. Improving economic conditions and customer growth were more than offset by energy savings driven by customer conservation, energy efficiency, distributed renewable generation initiatives and one fewer day of sales due to the leap year in 2016. For the three years 2015 through 2017, APS experienced annual increases in retail electricity sales averaging 0.1%, adjusted to exclude the effects of weather variations.  We currently project that annual retail electricity sales in kWh will increase in the range of 0.5-1.5% for 2018 and increase on average in the range of 0.5-1.5% during 2018 through 2020, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A slower recovery of the Arizona economy or acceleration of the expected effects of customer conservation, energy efficiency or distributed renewable generation initiatives could further impact these estimates.

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

The operation of power generation, transmission and distribution facilities involves certain risks, including the risk of breakdown or failure of equipment, fuel interruption, and performance below expected levels of output or efficiency.  Unscheduled outages, including extensions of scheduled outages due to mechanical failures or other complications, occur from time to time and are an inherent risk of APS’s business.  Because our transmission facilities are interconnected with those of third parties, the operation of our facilities could be adversely affected by unexpected or uncontrollable events occurring on the larger transmission power grid, and the operation or failure of our facilities could adversely affect the operations of others.  Concerns over physical security of these assets could include damage to certain of our facilities due to vandalism or other deliberate acts that could lead to outages or other adverse effects. If APS’s facilities operate below expectations, especially during its peak seasons, it may lose revenue or incur additional expenses, including increased purchased power expenses.

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

We operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. In the regular course of our business, we handle a range of sensitive security, customer and business systems information. There appears to be an increasing level of activity, sophistication and maturity of threat actors, in particular nation state actors, that seek to exploit potential vulnerabilities in the electric utility industry and wish to disrupt the U.S. bulk power, transmission and distribution system. Our information technology systems, generation (including our Palo Verde nuclear facility), transmission and distribution facilities, and other infrastructure facilities and systems and physical assets could be targets of unauthorized access and are critical areas of cyber protection for us.

Despite implementation of security measures, our technology systems are vulnerable to disability, failures or unauthorized access. If a significant cybersecurity event or breach were to occur, we may not be able to fulfill critical business functions and we could (i) experience property damage, disruptions to our business, theft of or unauthorized access to customer, employee, financial or system operation information or other information; (ii) experience loss of revenue or incur significant costs for repair, remediation and breach notification, and increased capital and operating costs to implement increased security measures; and (iii) be subject to increased regulation, litigation and reputational damage. These types of events could also require significant management attention and resources, and could have a material adverse impact on our financial condition, results of operations or cash flows.

We are subject to laws and rules issued by multiple government agencies concerning safeguarding and maintaining the confidentiality of our security, customer and business information. One of these agencies, NERC, has issued comprehensive regulations and standards surrounding the security of bulk power systems, and is continually in the process of developing updated and additional requirements with which the utility industry must comply. The NRC also has issued regulations and standards related to the protection of critical digital assets at commercial nuclear power plants. The increasing promulgation of NERC and NRC rules and standards will increase our compliance costs and our exposure to the potential risk of violations of the standards. Experiencing a cybersecurity incident could cause us to be non-compliant with applicable laws and regulations, such as those promulgated by NERC and the NRC, or contracts that require us to securely maintain confidential data, causing us to incur costs related to legal claims or proceedings and regulatory fines or penalties.

The risk of these system-related events and security breaches occurring continues to intensify. We have experienced, and expect to continue to experience, threats and attempted intrusions to our information technology systems and we could experience such threats and attempted intrusions to our operational control systems. To date we have not experienced a material breach or disruption to our network or information systems or our service operations. However, as such attacks continue to increase in sophistication and frequency, we may be unable to prevent all such attacks from being successful in the future.

We have obtained cyber insurance to provide coverage for a portion of the losses and damages that may result from a security breach of our information technology systems, but such insurance is subject to a number of exclusions and may not cover the total loss or damage caused by a breach. The market for cybersecurity insurance is relatively new and coverage available for cybersecurity events may evolve as the industry matures. In the future, adequate insurance may not be available at rates that we believe are reasonable, and the costs of responding to and recovering from a cyber incident may not be covered by insurance or recoverable in rates.

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

APS’s operations include managing market risks related to commodity prices.  APS is exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas and coal to the extent that unhedged positions exist.  We have established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange traded futures and over-the-counter forwards, options, and swaps.  As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity and fuels.  The changes in market value of such contracts have a high correlation to price changes in the hedged commodity.  To the extent that commodity markets are illiquid, we may not be able to execute our risk management strategies, which could result in greater unhedged positions than we would prefer at a given time and financial losses that negatively impact our results of operations.

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

APS continues to pursue and implement advanced grid technologies, including transmission and distribution system technologies and digital meters enabling two-way communications between the utility and its customers.  Many of the products and processes resulting from these and other alternative technologies have not yet been widely used or tested on a long-term basis, and their use on large-scale systems is not as established or mature as APS’s existing technologies and equipment.  The implementation of new and additional technologies adds complexity to our information technology and operational technology systems, which could require additional infrastructure and resources. Widespread installation and acceptance of new technologies could also enable the entry of new market participants, such as technology companies, into the interface between APS and its customers and could have other unpredictable effects on APS’s traditional business model.

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

Like many companies in the electric utility industry, our workforce is maturing, with approximately 30% of employees eligible to retire by the end of 2020.  Although we have undertaken efforts to recruit, train and develop new employees, we face increased competition for talent.  We are subject to other employee workforce factors, such as the availability of qualified personnel, the need to negotiate collective bargaining agreements with union employees and potential work stoppages.  These or other employee workforce factors could negatively impact our business, financial condition or results of operations.

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

Investment performance, changing interest rates and other economic, social and political factors could decrease the value of our benefit plan assets and nuclear decommissioning trust funds or increase the valuation of our related obligations, resulting in significant additional funding requirements.  We are also subject to risks related to the provision of employee healthcare benefits and healthcare reform legislation.  Any inability to fully recover these costs in our utility rates would negatively impact our financial condition.

We have significant pension plan and other postretirement benefits plan obligations to our employees and retirees, and legal obligations to fund our pension trust and nuclear decommissioning trusts for Palo Verde.  We hold and invest substantial assets in these trusts that are designed to provide funds to pay for certain of these obligations as they arise.  Declines in market values of the fixed income and equity securities held in these trusts may increase our funding requirements into the related trusts.  Additionally, the valuation of liabilities related to our pension plan and other postretirement benefit plans are impacted by a discount rate, which is the interest rate used to discount future pension and other postretirement benefit obligations.  Declining interest rates decrease the discount rate, increase the valuation of the plan liabilities and may result in increases in pension and other postretirement benefit costs, cash contributions, regulatory assets, and charges to OCI.  Changes in demographics, including increased number of retirements or changes in life expectancy and changes in other actuarial assumptions, may also result in similar impacts.  The minimum contributions required under these plans are impacted by federal legislation and related regulations.  Increasing liabilities or otherwise increasing funding requirements under these plans, resulting from adverse changes in legislation or otherwise, could result in significant cash funding obligations that could have a material impact on our financial position, results of operations or cash flows.

We recover most of the pension costs and other postretirement benefit costs and all of the nuclear decommissioning costs in our regulated rates.  Any inability to fully recover these costs in a timely manner would have a material negative impact on our financial condition, results of operations or cash flows.

Employee healthcare costs in recent years have continued to rise.  While most of the Patient Protection and Affordable Care Act provisions have been implemented, changes to that Act or other potential legislation could increase costs of providing medical insurance for our employees. Any potential changes and resulting cost impacts cannot be determined with certainty at this time.

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

Our financial results could be adversely affected if 4CA is unable to reach resolution with NTEC regarding the future ownership of 4CA’s 7% interest in Four Corners and NTEC is unwilling or unable to satisfy its contractual obligations.
On July 6, 2016, 4CA purchased El Paso’s 7% interest in Four Corners.  NTEC had the option to purchase the 7% interest within a certain timeframe pursuant to an option granted to NTEC.  On December 29, 2015, NTEC provided notice of its intent to exercise the option.  The purchase did not occur during the originally contemplated timeframe.  The parties are currently in discussions as to the future of the option transaction.
The 2016 Coal Supply Agreement contains alternate pricing terms for the 7% interest in the event NTEC does not purchase the interest.  At this time, since NTEC has not yet purchased the 7% interest, the alternate pricing provisions are applicable to 4CA as the holder of the 7% interest.  These terms include a formula under which NTEC must make certain payments to 4CA for reimbursement of operations and maintenance costs and a specified rate of return, offset by revenue generated by 4CA’s power sales.  Such payments are due to 4CA at the end of each calendar year.  A $10 million payment was due to 4CA at December 31, 2017, which NTEC satisfied by directing to 4CA a prepayment from APS of a portion of a future mine reclamation obligation.  The balance of the amount under this formula at December 31, 2017 is approximately $20 million, which is due to 4CA at December 31, 2018.  In future years there may be similar payments due from NTEC to 4CA under this formula. 4CA believes NTEC should continue to satisfy its contractual obligations related to these payments; however, if NTEC fails to meet its contractual obligations when due, 4CA will consider appropriate measures.
If NTEC is unwilling or unable to ultimately assume ownership of the 7% interest of Four Corners on terms acceptable to 4CA, and if NTEC is unwilling or unable to satisfy its contractual obligations related to payments owed to 4CA under the 2016 Coal Supply Agreement, 4CA will consider potential impacts to the Company’s financial statements, which may negatively impact our financial condition, results of operations or cash flows. 4CA and NTEC are in active discussions regarding these matters and cannot predict the outcome of those discussions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Neither Pinnacle West nor APS has received written comments regarding its periodic or current reports from the SEC staff that were issued 180 days or more preceding the end of its 2017 fiscal year and that remain unresolved.

ITEM 2.  PROPERTIES

Generation Facilities

APS

APS’s portfolio of owned and leased generating facilities is provided in the table below:

Name	No. of Units	% Owned (a)	Principal Fuels Used	Primary Dispatch Type	Owned Capacity (MW)
Nuclear:
Palo Verde (b)	3	29.1%	Uranium	Base Load	1,146
Total Nuclear					1,146
Steam:
Four Corners 4, 5 (c)	2	63%	Coal	Base Load	970
Cholla 1,3 (d)	2		Coal	Base Load	387
Navajo (e)	3	14%	Coal	Base Load	315
Ocotillo	2		Gas	Peaking	220
Total Steam					1,892
Combined Cycle:
Redhawk	2		Gas	Load Following	984
West Phoenix	5		Gas	Load Following	887
Total Combined Cycle					1,871
Combustion Turbine:
Ocotillo	2		Gas	Peaking	110
Saguaro	3		Gas	Peaking	189
Fairview	1		Oil	Peaking	16
Sundance	10		Gas	Peaking	420
West Phoenix	2		Gas	Peaking	110
Yucca 1, 2, 3	3		Gas	Peaking	93
Yucca 4	1		Oil	Peaking	54
Yucca 5, 6	2		Gas	Peaking	96
Total Combustion Turbine					1,088
Solar:
Cotton Center	1		Solar	As Available	17
Hyder I	1		Solar	As Available	16
Paloma	1		Solar	As Available	17
Chino Valley	1		Solar	As Available	19
Gila Bend	1		Solar	As Available	32
Hyder II	1		Solar	As Available	14
Foothills	1		Solar	As Available	35
Luke AFB	1		Solar	As Available	10
Desert Star	1		Solar	As Available	10
Red Rock	1		Solar	As Available	40
APS Owned Distributed Energy			Solar	As Available	25
Multiple facilities			Solar	As Available	4
Total Solar					239
Total Capacity					6,236

(a)	100% unless otherwise noted.

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

Transmission and Distribution Facilities

Current Facilities.  APS’s transmission facilities consist of approximately 6,137 pole miles of overhead lines and approximately 49 miles of underground lines, 5,914 miles of which are located in Arizona.  APS’s distribution facilities consist of approximately 11,167 miles of overhead lines and approximately 21,524 miles of underground primary cable, all of which are located in Arizona. APS distribution facilities reflect an actual net gain of 419 miles in 2017.  APS shares ownership of some of its transmission facilities with other companies.

The following table shows APS’s jointly-owned interests in those transmission facilities recorded on the Consolidated Balance Sheets at December 31, 2017:

Percent Owned (Weighted-Average)
Morgan — Pinnacle Peak System	64.6%
Palo Verde — Rudd 500kV System	50.0%
Round Valley System	50.0%
ANPP 500kV System	34.0%
Navajo Southern System	27.5%
Four Corners Switchyards	63.2%
Palo Verde — Yuma 500kV System	18.1%
Phoenix — Mead System	17.1%
Palo Verde — Morgan System	90.9%
Hassayampa — North Gila System	80.0%
Cholla 500kV Switchyard	85.7%
Saguaro 500kV Switchyard	60.0%
Kyrene - Knox System	50.0%

Expansion.  Each year APS prepares and files with the ACC a ten-year transmission plan.  In APS’s 2018 plan, APS projects it will develop 52 miles of new transmission lines over the next ten years. One significant project currently under development is a new 500kV path that will span from the Palo Verde hub around the western and northern edges of the Phoenix metropolitan area and terminate at a bulk substation in the northeast part of Phoenix. The Palo Verde to Morgan System includes Palo Verde-Delaney-Sun Valley-Morgan-Pinnacle Peak. The project consists of four phases. The first three phases, Morgan to Pinnacle Peak 500kV, Palo Verde to Delaney 500kV, and Delaney to Sun Valley 500kV are currently in-service. The fourth phase, Morgan to Sun Valley 500kV, has started construction and is expected to be energized by May 2018. In total, the projects consist of over 100 miles of new 500kV lines, with many of those miles constructed with the capability to string a 230kV line as a second circuit.

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

Physical Security Standards. On July 14, 2015, FERC approved version 2 of the proposed Physical Security Reliability Standard CIP-014. It became effective on October 2, 2015 and requires transmission owners and operators to protect those critical transmission stations and substations and their associated primary control centers that, if rendered inoperable or damaged as a result of a physical attack, could result in widespread instability, uncontrolled separation or cascading within an interconnection.  As required by the Physical Security Reliability Standard, APS determined its critical transmission stations and substations and associated primary control centers that were required to comply with the standard timely, which triggered additional requirements and obligations within the Physical Security Reliability Standard.  These remaining obligations, which consist of a risk evaluation and development and verification of a physical security plan, were largely completed in 2016 with remaining activities projected to be complete in the first quarter of 2018.  At this time, significant financial or operational impacts on APS are not anticipated.

NERC Critical Infrastructure Protection Reliability Standards.  In 2014, APS initiated a comprehensive project to ensure compliance with Version 5 of NERC's Critical Infrastructure Protection

Reliability Standards ("CIP V.5"), which will become effective pursuant to various implementation dates through 2018.  APS completed a significant portion of its compliance implementation activities to meet an initial compliance date of July 1, 2016; however, APS will be incurring incremental capital expenditures through 2018 to meet further upcoming compliance deadlines associated with CIP V.5.  Total expenditures are estimated to be approximately $52 million, the majority of which has been incurred by the Company as of December 31, 2017.

Plant and Transmission Line Leases and Rights-of-Way on Indian Lands

The Navajo Plant and Four Corners are located on land held under leases from the Navajo Nation and also under rights-of-way from the federal government.   The co-owners of the Navajo Plant and the Navajo Nation agreed that the Navajo Plant will remain in operation until December 2019 under the existing plant lease. The co-owners and the Navajo Nation executed a lease extension on November 29, 2017 that will allow for decommissioning activities to begin after the plant ceases operations in December 2019. APS, on behalf of the Four Corners participants, negotiated amendments to the Four Corners facility lease with the Navajo Nation, which extends the Four Corners leasehold interest from 2016 to 2041.  See "Areas of Business Focus - Operational Performance, Reliability and Recent Developments - Four Corners - Lease Extension" in Item 7 for additional information about the Four Corners right-of-way and lease matters.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF PINNACLE WEST

Pinnacle West’s executive officers are elected no less often than annually and may be removed by the Board of Directors at any time.  The executive officers, their ages at February 23, 2018, current positions and principal occupations for the past five years are as follows:

Name	Age	Position	Period
Donald E. Brandt	63	Chairman of the Board and Chief Executive Officer of Pinnacle West; Chairman of the Board of APS	2009-Present
		President of APS	2013-Present
		President of Pinnacle West	2008-Present
		Chief Executive Officer of APS	2008-Present
Robert S. Bement	62	Executive Vice President and Chief Nuclear Officer, PVGS, of APS	2016-Present
		Senior Vice President, Site Operations, PVGS, of APS	2011-2016
Denise R. Danner	62	Vice President, Controller and Chief Accounting Officer of Pinnacle West; Chief Accounting Officer of APS	2010-Present
		Vice President and Controller of APS	2009-Present
Donna M. Easterly	53	Vice President, Human Resources and Ethics of APS	2017-Present
		Vice President, Chief Procurement Officer of APS	2014-2017
		Director, Transmission and Distribution Construction of APS	2013-2014
		Director, Statewide Energy Delivery of APS	2010-2013

David P. Falck (a)	64	Executive Vice President, Law of Pinnacle West	2017-Present
		Executive Vice President and General Counsel of Pinnacle West and APS	2009-2017
Daniel T. Froetscher	56	Executive Vice President, Operations of APS	2018-Present
		Senior Vice President, Transmission, Distribution & Customers of APS	2014-2018
		Vice President, Energy Delivery of APS	2008-2014
Jeffrey B. Guldner	52	Executive Vice President, Public Policy and General Counsel of Pinnacle West and APS	2017-Present
		Senior Vice President, Public Policy of APS	2014-2017
		Senior Vice President, Customers and Regulation of APS	2012-2014
James R. Hatfield	60	Executive Vice President of Pinnacle West and APS	2012-Present
		Chief Financial Officer of Pinnacle West and APS	2008-Present
John S. Hatfield	52	Vice President, Communications of APS	2010-Present
Barbara D. Lockwood	51	Vice President, Regulation of APS	2015-Present
		General Manager, Regulatory Policy and Compliance of APS	2014-2015
		General Manager, Innovation of APS	2012-2014
Lee R. Nickloy	51	Vice President and Treasurer of Pinnacle West and APS	2010-Present
Mark A. Schiavoni (b)	62	Executive Vice President of APS	2018-Present
		Executive Vice President and Chief Operating Officer of APS	2014-2018
		Executive Vice President, Operations of APS	2012-2014

(a)	David P. Falck is retiring from PNW on April 2, 2018.

(b)	Mark A. Schiavoni is retiring from APS on August 20, 2018.

PART II

 ITEM 5.  MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle West’s common stock is publicly held and is traded on the New York Stock Exchange.  At the close of business on February 16, 2018, Pinnacle West’s common stock was held of record by approximately 18,684 shareholders.

QUARTERLY STOCK PRICES AND DIVIDENDS PAID PER SHARE
STOCK SYMBOL: PNW

				Dividends
2017	High	Low	Close	Per Share
1st Quarter	$84.72	$75.79	$83.38	$0.655
2nd Quarter	89.56	82.62	85.16	0.655
3rd Quarter	90.92	83.95	84.56	0.655
4th Quarter	92.48	84.14	85.18	0.695

				Dividends
2016	High	Low	Close	Per Share
1st Quarter	$75.15	$62.51	$75.07	$0.625
2nd Quarter	81.08	70.11	81.06	0.625
3rd Quarter	82.78	73.94	75.99	0.625
4th Quarter	78.97	70.86	78.03	0.655

APS’s common stock is wholly-owned by Pinnacle West and is not listed for trading on any stock exchange.  As a result, there is no established public trading market for APS’s common stock.

The chart below sets forth the dividends paid on APS’s common stock for each of the four quarters for 2017 and 2016.

Common Stock Dividends
(Dollars in Thousands)

Quarter	2017	2016
1st Quarter	$72,900	$69,400
2nd Quarter	73,100	69,500
3rd Quarter	73,100	69,500
4th Quarter	77,700	72,900

The sole holder of APS’s common stock, Pinnacle West, is entitled to dividends when and as declared out of legally available funds.  As of December 31, 2017, APS did not have any outstanding preferred stock.

ITEM 6.  SELECTED FINANCIAL DATA
PINNACLE WEST CAPITAL CORPORATION – CONSOLIDATED

The selected data presented below as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are derived from the Consolidated Financial Statements. The data should be read in connection with the Consolidated Financial Statements including the related notes included in Item 8 of this Form 10-K.

	2017	2016	2015	2014	2013
	(dollars in thousands, except per share amounts)
OPERATING RESULTS
Operating revenues	$3,565,296	$3,498,682	$3,495,443	$3,491,632	$3,454,628
Net income	507,949	461,527	456,190	423,696	439,966
Less: Net income attributable to noncontrolling interests	19,493	19,493	18,933	26,101	33,892
Net income attributable to common shareholders	$488,456	$442,034	$437,257	$397,595	$406,074
COMMON STOCK DATA
Book value per share – year-end	$44.80	$43.14	$41.30	$39.50	$38.07
Earnings per weighted-average common share outstanding:
Net income attributable to common shareholders – basic	$4.37	$3.97	$3.94	$3.59	$3.69
Net income attributable to common shareholders – diluted	$4.35	$3.95	$3.92	$3.58	$3.66
Dividends declared per share	$2.70	$2.56	$2.44	$2.33	$2.23
Weighted-average common shares outstanding – basic	111,838,922	111,408,729	111,025,944	110,626,101	109,984,160
Weighted-average common shares outstanding – diluted	112,366,675	112,046,043	111,552,130	111,178,141	110,805,943
BALANCE SHEET DATA
Total assets	$17,019,082	$16,004,253	$15,028,258	$14,288,890	$13,486,826
Liabilities and equity:
Current liabilities	$1,197,852	$1,292,946	$1,442,317	$1,559,143	$1,618,644
Long-term debt less current maturities	4,789,713	4,021,785	3,462,391	3,006,573	2,774,605
Deferred credits and other	5,895,787	5,753,610	5,404,093	5,204,072	4,753,117
Total liabilities	11,883,352	11,068,341	10,308,801	9,769,788	9,146,366
Total equity	5,135,730	4,935,912	4,719,457	4,519,102	4,340,460
Total liabilities and equity	$17,019,082	$16,004,253	$15,028,258	$14,288,890	$13,486,826

SELECTED FINANCIAL DATA
ARIZONA PUBLIC SERVICE COMPANY – CONSOLIDATED

	2017	2016	2015	2014	2013
	(dollars in thousands)
OPERATING RESULTS
Electric operating revenues	$3,554,139	$3,489,754	$3,492,357	$3,488,946	$3,451,251
Fuel and purchased power costs	992,744	1,082,625	1,101,298	1,179,829	1,095,709
Other operating expenses	1,881,826	1,789,149	1,779,075	1,716,325	1,733,677
Operating income	679,569	617,980	611,984	592,792	621,865
Other income	36,284	46,744	33,332	36,358	20,797
Interest expense — net of allowance for borrowed funds	192,051	183,090	176,109	181,830	183,801
Net income	523,802	481,634	469,207	447,320	458,861
Less: Net income attributable to noncontrolling interests	19,493	19,493	18,933	26,101	33,892
Net income attributable to common shareholder	$504,309	$462,141	$450,274	$421,219	$424,969
BALANCE SHEET DATA
Total assets	$16,893,751	$15,931,175	$14,982,182	$14,190,362	$13,359,517
Liabilities and equity:
Total equity	$5,385,869	$5,037,970	$4,814,794	$4,629,852	$4,454,874
Long-term debt less current maturities	4,491,292	4,021,785	3,337,391	2,881,573	2,649,604
Total capitalization	9,877,161	9,059,755	8,152,185	7,511,425	7,104,478
Current liabilities	1,098,274	1,094,037	1,424,708	1,532,464	1,580,847
Deferred credits and other	5,918,316	5,777,383	5,405,289	5,146,473	4,674,192
Total liabilities and equity	$16,893,751	$15,931,175	$14,982,182	$14,190,362	$13,359,517

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

Areas of Business Focus

Operational Performance, Reliability and Recent Developments.

Nuclear. APS operates and is a joint owner of Palo Verde.  Palo Verde experienced strong performance throughout 2017.  The April and October scheduled refueling outages were each completed in 30 days.  During the peak summer demand season, its capacity factor was 98.9%, and the total year capacity factor was 93.8%. For additional information, see “Business of Arizona Public Service Company - Energy Sources and Resource Planning - Generation Facilities - Nuclear.”

Coal and Related Environmental Matters and Transactions.  APS is a joint owner of three coal-fired power plants and acts as operating agent for two of the plants.  APS is focused on the impacts on its coal fleet that may result from increased regulation and potential legislation concerning GHG emissions.  On August 3, 2015, EPA finalized a rule to limit carbon dioxide emissions from existing power plants (the "Clean Power Plan").  On October 10, 2017, EPA issued a proposal to repeal the Clean Power Plan. On December 18, 2017, EPA issued an Advanced Notice of Proposed Rulemaking through which EPA is soliciting comments as to potential replacements for the Clean Power Plan that would be consistent with EPA's current legal interpretation of the Clean Air Act. APS will monitor these proceedings to assess whether or how any future proposed regulations of carbon emissions from existing EGUs would affect APS. See "Business - Environmental Matters - Climate Change - Regulatory Initiatives" for additional information on the current status of EPA's carbon pollution standards for EGUs. APS continually analyzes its long-range capital management plans to assess the potential effects of these changes, understanding that any resulting regulation and legislation could impact the economic viability of certain plants, as well as the willingness or ability of power plant participants to continue participation in such plants.

Cholla

On September 11, 2014, APS announced that it would close its 260 MW Unit 2 at Cholla and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit, which was later addressed in the 2017 Settlement Agreement. (See Note 3 for details related to the resulting cost recovery.) APS believes that the environmental benefits of this proposal are greater in the long-term than the benefits that would have resulted from adding emissions control equipment. APS closed Unit 2 on October 1, 2015. In early 2017, EPA approved a final rule incorporating APS's compromise proposal, which took effect for Cholla on April 26, 2017. For additional information, see "Business of Arizona Public Service Company - Energy Sources and Resource Planning - Coal-Fueled Generating Facilities - Cholla."

Four Corners

Asset Purchase Agreement and Coal Supply Matters.  On December 30, 2013, APS purchased SCE’s 48% interest in each of Units 4 and 5 of Four Corners. The final purchase price for the interest was approximately $182 million. In connection with APS’s prior general retail rate case with the ACC, the ACC reserved the right to review the prudence of the Four Corners transaction for cost recovery purposes upon the closing of the transaction. On December 23, 2014, the ACC approved rate adjustments related to APS’s acquisition of SCE’s interest in Four Corners resulting in a revenue increase of $57.1 million on an annual basis. This decision was appealed and, on September 26, 2017, the Court of Appeals affirmed the ACC's decision on the Four Corners rate adjustment.

Concurrently with the closing of the SCE transaction described above, BHP Billiton, the parent company of BNCC, the coal supplier and operator of the mine that served Four Corners, transferred its ownership of BNCC to NTEC, a company formed by the Navajo Nation to own the mine and develop other energy projects. Also occurring concurrently with the closing, the Four Corners’ co-owners executed the 2016 Coal Supply Agreement for the supply of coal to Four Corners from July 2016 through 2031. El Paso, a 7% owner in Units 4 and 5 of Four Corners, did not sign the 2016 Coal Supply Agreement. Under the 2016 Coal Supply Agreement, APS agreed to assume the 7% shortfall obligation. (See Note 10 for a discussion of a pending arbitration related to the 2016 Coal Supply Agreement.) On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. 4CA purchased the El Paso interest on July 6, 2016. The purchase price was immaterial in amount, and 4CA assumed El Paso's reclamation and decommissioning obligations associated with the 7% interest.
NTEC had the option to purchase the 7% interest within a certain timeframe pursuant to an option granted to NTEC. On December 29, 2015, NTEC provided notice of its intent to exercise the option. The purchase did not occur during the originally contemplated timeframe. The parties are currently in discussions as to the future of the option transaction.

The 2016 Coal Supply Agreement contains alternate pricing terms for the 7% shortfall obligations in the event NTEC does not purchase the interest. At this time, since NTEC has not yet purchased the 7% interest, the alternate pricing provisions are applicable to 4CA as the holder of the 7% interest. These terms include a formula under which NTEC must make certain payments to 4CA for reimbursement of operations and maintenance costs and a specified rate of return, offset by revenue generated by 4CA’s power sales. Such payments are due to 4CA at the end of each calendar year. A $10 million payment was due to 4CA at December 31, 2017, which NTEC satisfied by directing to 4CA a prepayment from APS of a portion of a future mine reclamation obligation. The balance of the amount under this formula at December 31, 2017 is approximately $20 million, which is due to 4CA at December 31, 2018. In future years there may be similar payments due from NTEC to 4CA under this formula. 4CA believes NTEC should continue to satisfy its contractual obligations related to these payments; however, if NTEC fails to meet its contractual obligations when due, 4CA will consider appropriate measures and potential impacts to the Company's financial statements.

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

On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. On September 11, 2017, the Arizona District Court issued an order granting NTEC's motion, dismissing the litigation with prejudice, and terminating the proceedings. On November 9, 2017, the environmental group plaintiffs appealed the district court order dismissing their lawsuit. We cannot predict whether this appeal will be successful and, if it is successful, the outcome of further district court proceedings.

For additional information, see "Business of Arizona Public Service Company - Energy Sources and Resource Planning - Generation Facilities - Coal-Fueled Generating Facilities - Four Corners."

Navajo Plant

The co-owners of the Navajo Plant and the Navajo Nation agreed that the Navajo Plant will remain in operation until December 2019 under the existing plant lease. The co-owners and the Navajo Nation executed a lease extension on November 29, 2017 that will allow for decommissioning activities to begin after the plant ceases operations in December 2019. Various stakeholders including regulators, tribal representatives, the plant's coal supplier and DOI have been meeting to determine if an alternate solution can be reached that would permit continued operation of the plant beyond 2019. Although we cannot predict whether any alternate plans will be found that would be acceptable to all of the stakeholders and feasible to implement, we believe it is probable that the Navajo Plant will cease operations in December 2019.

APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book value of its remaining investment in the plant (see Note 3 for details related to the resulting regulatory asset) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and may be material.

On February 14, 2017, the ACC opened a docket titled "ACC Investigation Concerning the Future of the Navajo Generating Station" with the stated goal of engaging stakeholders and negotiating a sustainable pathway for the Navajo Plant to continue operating in some form after December 2019. APS cannot predict the outcome of this proceeding.

For additional information, see "Business of Arizona Public Service Company - Energy Sources and Resource Planning - Generation Facilities - Coal-Fueled Generating Facilities - Navajo Plant."

Natural Gas.  APS has six natural gas power plants located throughout Arizona, including Ocotillo. Ocotillo is a 330 MW 4-unit gas plant located in the metropolitan Phoenix area.  In early 2014, APS announced a project to modernize the plant, which involves retiring two older 110 MW steam units, adding five 102 MW combustion turbines and maintaining two existing 55 MW combustion turbines.  In total, this increases the capacity of the site by 290 MW, to 620 MW, with completion targeted by summer 2019.  (See Note 3 for details of the rate recovery in our 2017 Rate Case Decision.) For additional information, see "Business of Arizona Public Service Company - Energy Sources and Resource Planning - Generation Facilities - Coal-Fueled Generating Facilities - Natural Gas and Oil-Fueled Generating Facilities."

Transmission and Delivery.  APS is working closely with regulators to identify and plan for transmission needs that continue to support system reliability, access to markets and renewable energy development.  The capital expenditures table presented in the "Liquidity and Capital Resources" section below includes new APS transmission projects, along with other transmission costs for upgrades and replacements.  APS is also working to establish and expand advanced grid technologies throughout its service territory to provide long-term benefits both to APS and its customers.  APS is strategically deploying a variety of technologies that are intended to allow customers to better manage their energy usage, minimize system outage durations and frequency, enable customer choice for new customer sited technologies, and facilitate greater cost savings to APS through improved reliability and the automation of certain distribution functions.

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

On March 27, 2017, a majority of the stakeholders in the general retail rate case, including the ACC Staff, the Residential Utility Consumer Office, limited income advocates and private rooftop solar organizations signed the 2017 Settlement Agreement and filed it with the ACC. The average annual customer bill impact under the 2017 Settlement Agreement is an increase of 3.28% (the average annual bill impact for a typical APS residential customer is 4.54%). (See Note 3 for details of the 2017 Settlement Agreement.)

On August 15, 2017, the ACC approved (by a vote of 4-1), the 2017 Settlement Agreement without material modifications.  On August 18, 2017, the ACC issued a final written Opinion and Order reflecting its decision in APS’s general retail rate case (the "2017 Rate Case Decision"), which is subject to requests for rehearing and potential appeal. The new rates went into effect on August 19, 2017. On August 20, 2017, Commissioner Burns filed a special action petition in the Arizona Supreme Court seeking to vacate the ACC's order approving the 2017 Settlement Agreement so that alleged issues of disqualification and bias on the part of the other Commissioners can be fully investigated.   APS opposed the petition, and on October 17, 2017, the Arizona Supreme Court declined to accept jurisdiction over Commissioner Burns’ special action petition.

On October 17, 2017, Warren Woodward (an intervener in APS's general retail rate case) filed a Notice of Appeal in the Arizona Court of Appeals, Division One. The notice raises a single issue related to the application of certain rate schedules to new APS residential customers after May 1, 2018. Mr. Woodward filed a second notice of appeal on November 13, 2017 challenging APS’s $5 per month automated metering infrastructure opt-out program. Mr. Woodward’s two appeals have been consolidated and APS has filed a motion to intervene. APS cannot predict the outcome of this consolidated appeal but does not believe it will have a material impact.

On January 3, 2018, an APS customer filed a petition with the ACC that was determined by the ACC Staff to be a complaint filed pursuant to Arizona Revised Statute §40-246 (the “Complaint”) and not a request for rehearing. Arizona Revised Statute §40-246 requires the ACC to hold a hearing regarding any complaint alleging that a public service corporation is in violation of any commission order or that the rates being charged are not just and reasonable if the complaint is signed by at least twenty-five customers of the public service corporation. The Complaint alleged that APS is “in violation of commission order” [sic]. On February 13, 2018, the complainant filed an amended Complaint alleging that the rates and charges in the 2017 Rate Case Decision are not just and reasonable.  The complainant is requesting that the ACC hold a hearing on her amended Complaint to determine if the average bill impact on residential customers of the rates and charges approved in the 2017 Rate Case Decision is greater than 4.54% (the average annual bill impact for a typical APS residential customer estimated by APS), and if so, what effect the alleged greater bill impact has on APS's revenues and the overall reasonableness and justness of APS's rates and charges, in order to determine if there is sufficient evidence to warrant a full-scale rate hearing.  APS cannot predict the outcome of this matter.

APS has several recovery mechanisms in place that provide more timely recovery to APS of its fuel and transmission costs, and costs associated with the promotion and implementation of its demand side management and renewable energy efforts and customer programs.  These mechanisms are described more fully below and in Note 3.

SCR Cost Recovery. On December 29, 2017, in accordance with the 2017 Rate Case Decision, APS filed a Notice of Intent to file its SCR Rate Rider to permit recovery of costs associated with the installation of SCR equipment at Four Corners Units 4 and 5.  APS intends to file the SCR Rate Rider in April 2018. Consistent with the 2017 Rate Case Decision, the rate rider filing will be narrow in scope and will address only costs associated with this specific environmental compliance equipment. Also, as provided for in the 2017 Rate Case Decision, APS will request that the rate rider become effective no later than January 1, 2019.

Renewable Energy.  The ACC approved the RES in 2006.  The renewable energy requirement is 8% of retail electric sales in 2018 and increases annually until it reaches 15% in 2025.  In APS’s 2009 general retail rate case settlement agreement, APS agreed to exceed the RES standards, committing to use APS’s best efforts to have 1,700 GWh of new renewable resources in service by year-end 2015, in addition to its RES renewable resource commitments.  APS met its settlement commitment and overall RES target for 2017. A component of the RES targets development of distributed energy systems. For additional information, see “Business of Arizona Public Service Company-Energy Sources and Resource Planning - Current and Future Resources-Renewable Energy Standard.”

On July 1, 2016, APS filed its 2017 RES Implementation Plan and proposed a budget of approximately $150 million. APS’s budget request included additional funding to process the high volume of residential rooftop solar interconnection requests and also requested a permanent waiver of the residential distributed energy requirement for 2017 contained in the RES rules. On April 7, 2017, APS filed an amended 2017 RES Implementation Plan and updated budget request which included the revenue neutral transfer of specific revenue requirements into base rates in accordance with the 2017 Settlement Agreement.  On August 15, 2017, the ACC approved the 2017 RES Implementation Plan.

On June 30, 2017, APS filed its 2018 RES Implementation Plan and proposed a budget of approximately $90 million.  APS’s budget request supports existing approved projects and commitments and includes the anticipated transfer of specific revenue requirements into base rates in accordance with the 2017 Settlement Agreement and also requests a permanent waiver of the residential distributed energy requirement for 2018 contained in the RES rules. APS's 2018 RES budget request is lower than the 2017 RES budget due in part to a certain portion of the RES being collected by APS in base rates rather than through the RES adjustor.

On November 20, 2017, APS filed an updated 2018 RES budget to include budget adjustments for APS Solar Communities (formerly known as AZ Sun II), which was approved as part of the 2017 Rate Case Decision. APS Solar Communities is a three-year program requiring APS to spend $10-15 million in capital costs each year to install utility-owned distributed generation ("DG") systems for low to moderate income residential homes, buildings of non-profit entities, Title I schools and rural government facilities. The 2017 Rate Case Decision provided that all operations and maintenance expenses, property taxes, marketing and advertising expenses, and the capital carrying costs for this program will be recovered through the RES. The ACC has not yet ruled on APS's 2018 RES Implementation Plan.

In September 2016, the ACC initiated a proceeding which will examine the possible modernization and expansion of the RES.  The ACC noted that many of the provisions of the original rule may no longer be appropriate, and the underlying economic assumptions associated with the rule have changed dramatically.  The proceeding will review such issues as the rapidly declining cost of solar generation, an increased interest in community solar projects, energy storage options, and the decline in fossil fuel generation due to stringent EPA regulations.  The proceeding will also examine the feasibility of increasing the standard to 30% of retail sales by 2030, in contrast to the current standard of 15% of retail sales by 2025.  On January 30, 2018, ACC Commissioner Tobin proposed a new standard in this proceeding which would broaden the RES to include a series of energy reform policies tied to clean energy sources. The proposal would rename the RES to the Clean Resource Energy Standard and Tariff ("CREST").  APS cannot predict the outcome of this proceeding. See Note 3 for more information on the RES and the CREST.

Demand Side Management.  In December 2009, Arizona regulators placed an increased focus on energy efficiency and other demand side management programs to encourage customers to conserve energy, while incentivizing utilities to aid in these efforts that ultimately reduce the demand for energy.  The ACC initiated an Energy Efficiency rulemaking, with a proposed Electric Energy Efficiency Standard of 22% cumulative annual energy savings by 2020.  The 22% figure represents the cumulative reduction in future energy usage through 2020 attributable to energy efficiency initiatives.  This standard became effective on January 1, 2011.

On June 1, 2016, APS filed its 2017 DSM Implementation Plan, in which APS proposed programs and measures that specifically focus on reducing peak demand, shifting load to off-peak periods and educating customers about strategies to manage their energy and demand.  The requested budget in the 2017 DSM Implementation Plan is $62.6 million.  On January 27, 2017, APS filed an updated and modified 2017 DSM Implementation Plan that incorporated the proposed $4 million Residential Demand Response, Energy Storage and Load Management Program that was filed with the ACC on December 5, 2016 and requested that the budget for the 2017 DSM Implementation Plan be increased to $66.6 million. On August 15, 2017, the ACC approved the amended 2017 DSM Implementation Plan.

On September 1, 2017, APS filed its 2018 DSM Implementation Plan, which proposes modifications to the demand side management portfolio to better meet system and customer needs by focusing on peak demand reductions, storage, load shifting and demand response programs in addition to traditional energy savings measures. The 2018 DSM Implementation Plan seeks a reduced requested budget of $52.6 million and requests a waiver of the Electric Energy Efficiency Standard for 2018. On November 14, 2017, APS filed an amended 2018 DSM Implementation Plan, which revised the allocations between budget items to address customer participation levels, but kept the overall budget at $52.6 million. See Note 3 for more information on demand side management.

Tax Expense Adjustor Mechanism and FERC Tax Filing. As part of the 2017 Settlement Agreement, the parties agreed to a rate adjustment mechanism to address potential federal income tax reform and enable the pass-through of certain income tax effects to customers. On December 22, 2017 the Tax Cuts and Jobs Act (“Tax Act”) was enacted.  This legislation made significant changes to the federal income tax laws including a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018.

On January 8, 2018, APS filed an application with the ACC requesting that the TEAM be implemented in two steps. The first addresses the change in the marginal federal tax rate from 35% to 21% resulting from the Tax Act and, if approved, would reduce rates by $119.1 million annually through an equal cents per kWh credit. APS asked that this decrease become effective February 1, 2018. On February 22, 2018, the ACC approved the reduction of rates by $119.1 million annually through an equal cents per kWh credit applied to all but a small subset of customers who are taking service under specially-approved tariffs. The rate reduction will be effective March 1, 2018.

The second step will address the amortization of excess deferred taxes previously collected from customers. APS is analyzing the final impact of the Tax Act provisions related to deferred taxes and intends to make a second TEAM filing later in 2018.
The TEAM expressly applies to APS's retail rates with the exception noted above. The Company expects to make a filing with FERC in the first quarter of 2018 seeking authorization to provide for the cost reductions resulting from the income tax changes in its wholesale transmission rates.

See Note 3 for additional details.

Net Metering.      In 2015, the ACC voted to conduct a generic evidentiary hearing on the value and cost of DG to gather information that will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A hearing was held in April 2016. On October 7, 2016, an Administrative Law Judge issued a recommendation in the docket concerning the value and cost of DG solar installations. On December 20, 2016, the ACC completed its open meeting to consider the recommended opinion and order by the Administrative Law Judge. After making several amendments, the ACC approved the recommended opinion and order by a 4-1 vote. As a result of the ACC’s action, effective as of APS’s 2017 Rate Case Decision, the current net metering tariff that governs payments for energy exported to the grid from rooftop solar systems was replaced by a more formula-driven approach that utilizes inputs from historical wholesale solar power costs and eventually an avoided cost methodology.

As amended, the decision provides that payments by utilities for energy exported to the grid from DG solar facilities will be determined using a resource comparison proxy methodology, a method that is based on the price that APS pays for utility-scale solar projects on a five year rolling average, while a forecasted avoided cost methodology is being developed.  The price established by this resource comparison proxy method will be updated annually (between general retail rate cases) but will not be decreased by more than 10% per year. Once the avoided cost methodology is developed, the ACC will determine in APS's subsequent general retail rate cases which method (or a combination of methods) is appropriate to determine the actual price to be paid by APS for exported distributed energy.

In addition, the ACC made the following determinations:

•
Customers who have interconnected a DG system or submitted an application for interconnection for DG systems prior to August 19, 2017, the date new rates were effective based on APS's 2017 Rate Case Decision, will be grandfathered for a period of 20 years from the date the customer’s interconnection application was accepted by the utility;

•	Customers with DG solar systems are to be considered a separate class of customers for ratemaking purposes; and

•
Once an export price is set for APS, no netting or banking of retail credits will be available for new DG customers, and the then-applicable export price will be guaranteed for new customers for a period of 10 years.

This decision of the ACC addresses policy determinations only. The decision states that its principles will be applied in future general retail rate cases, and the policy determinations themselves may be subject to future change, as are all ACC policies. A first-year export energy price of 12.9 cents per kWh is included in the 2017 Settlement Agreement and became effective on August 19, 2017.

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

Subpoena from Arizona Corporation Commissioner Robert Burns. On August 25, 2016, Commissioner Burns, individually and not by action of the ACC as a whole, served subpoenas in APS’s then current retail rate proceeding on APS and Pinnacle West for the production of records and information relating to a range of expenditures from 2011 through 2016. The subpoenas requested information concerning marketing and advertising expenditures, charitable donations, lobbying expenses, contributions to 501(c)(3) and (c)(4) nonprofits and political contributions. The return date for the production of information was set as September 15, 2016. The subpoenas also sought testimony from Company personnel having knowledge of the material, including the Chief Executive Officer.

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

On February 7, 2017, Commissioner Burns opened a new ACC docket and indicated that its purpose is to study and rectify problems with transparency and disclosure regarding financial contributions from regulated monopolies or other stakeholders who may appear before the ACC that may directly or indirectly benefit an ACC Commissioner, a candidate for ACC Commissioner, or key ACC staff.  As part of this docket, Commissioner Burns set March 24, 2017 as a deadline for the production of all information previously requested through the subpoenas. Neither APS nor Pinnacle West produced the information requested and instead objected to the subpoena. On March 10, 2017, Commissioner Burns filed suit against APS and Pinnacle West in the Superior Court of Arizona for Maricopa County in an effort to enforce his subpoenas. On March 30, 2017, APS filed a motion to dismiss Commissioner Burns' suit against APS and Pinnacle West. In response to the motion to dismiss, the court stayed the suit and ordered Commissioner Burns to file a motion to compel the production of the information sought by the subpoenas with the ACC. On June 20, 2017, the ACC denied the motion to compel. On August 4, 2017, Commissioner Burns amended his complaint to add all of the ACC Commissioners and the ACC itself as defendants. All defendants moved to dismiss the complaint. On February 15, 2018, the Superior Court dismissed Commissioner Burns’ complaint. The matter is subject to appeal. APS and Pinnacle West cannot predict the outcome of this matter.

In addition to the Superior Court proceedings discussed above, on August 20, 2017, Commissioner Burns filed a special action petition in the Arizona Supreme Court seeking to vacate the 2017 Rate Case Decision so that alleged issues of disqualification and bias on the part of the other Commissioners could be fully investigated. APS opposed the petition, and on October 17, 2017, the Arizona Supreme Court declined to accept jurisdiction over Commissioner Burns’ special action petition.

Renewable Energy Ballot Initiative. On February 20, 2018, a coalition of renewable energy advocates filed with the Arizona Secretary of State a ballot initiative for an Arizona constitutional amendment requiring Arizona public service corporations to procure 50% of their energy supply from renewable sources by 2030. For purposes of the proposed amendment, eligible renewable sources would not include nuclear generating facilities. The stated goal of the Clean Energy for a Healthy Arizona coalition is to complete the necessary steps to allow the initiative to be placed on the November 2018 Arizona elections ballot. The coalition must present over 225,000 verifiable signatures to the Secretary of State by July 5, 2018 to meet that goal. APS intends to oppose this effort. We believe the initiative is irresponsible and would result in negative impacts to Arizona utility customers, the Arizona economy and our company. We cannot predict the outcome of this matter.
Clean Resource Energy Standard and Tariff. On January 30, 2018, ACC Commissioner Tobin proposed the CREST, which consists of a series of energy reform policies tied to clean energy sources such as energy storage, biomass, energy efficiency, electric vehicles, and expanded energy planning through the Integrated Resource Plan process. The ACC has not yet initiated any formal proceedings with respect to Commissioner Tobin’s proposal; however, on February 22, 2018, the ACC Staff filed a Notice of Inquiry to further examine the matter. APS cannot predict the outcome of this matter.
FERC Matter. As part of APS’s acquisition of SCE’s interest in Four Corners Units 4 and 5, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination.  On December 22, 2015, APS and SCE agreed to terminate the

Transmission Termination Agreement and allow for the Transmission Agreement to expire according to its terms, which includes settling obligations in accordance with the terms of the Transmission Agreement.  APS established a regulatory asset of $12 million in 2015 in connection with the payment required under the terms of the Transmission Agreement. On July 1, 2016, FERC issued an order denying APS’s request to recover the regulatory asset through its FERC-jurisdictional rates.  APS and SCE completed the termination of the Transmission Agreement on July 6, 2016. APS made the required payment to SCE and wrote-off the $12 million regulatory asset and charged operating revenues to reflect the effects of this order in the second quarter of 2016.  On July 29, 2016, APS filed for a rehearing with FERC. In its order denying recovery, FERC also referred to its enforcement division a question of whether the agreement between APS and SCE relating to the settlement of obligations under the Transmission Agreement was a jurisdictional contract that should have been filed with FERC. On October 5, 2017, FERC issued an order denying APS's request for rehearing. FERC also upheld its prior determination that the agreement relating to the settlement was a jurisdictional contract and should have been filed with FERC. APS cannot predict whether or if the enforcement division will take any action. APS filed an appeal of FERC's July 1, 2016 and October 5, 2017 orders with the United States Court of Appeals for the Ninth Circuit on December 4, 2017. That proceeding is pending and APS cannot predict the outcome of the proceeding.

Financial Strength and Flexibility.  Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities, and may readily access these facilities ensuring adequate liquidity for each company.  Capital expenditures will be funded with internally generated cash and external financings, which may include issuances of long-term debt and Pinnacle West common stock.

Other Subsidiaries.

Bright Canyon Energy. On July 31, 2014, Pinnacle West announced its creation of a wholly-owned subsidiary, BCE.  BCE's focus is on new growth opportunities that leverage the Company’s core expertise in the electric energy industry.  BCE’s first initiative is a 50/50 joint venture with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company.  The joint venture, named TransCanyon, is pursuing independent transmission opportunities within the eleven states that comprise the Western Electricity Coordinating Council, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the venture partners’ utility affiliates.  TransCanyon continues to pursue transmission development opportunities in the western United States consistent with its strategy.

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

Electric Operating Revenues.  For the years 2015 through 2017, retail electric revenues comprised approximately 95% of our total electric operating revenues.  Our electric operating revenues are affected by customer growth or decline, variations in weather from period to period, customer mix, average usage per customer and the impacts of energy efficiency programs, distributed energy additions, electricity rates and tariffs, the recovery of PSA deferrals and the operation of other recovery mechanisms.  These revenue transactions are affected by the availability of excess generation or other energy resources and wholesale market conditions, including competition, demand and prices.

Actual and Projected Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.8% for the year ended December 31, 2017 compared with the prior year.  For the three years 2015 through 2017, APS’s customer growth averaged 1.5% per year. We currently project annual customer growth to be 1.5 - 2.5% for 2018 and to average in the range of 2 - 3% for 2018 through 2020 based on our assessment of modestly improving economic conditions in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, decreased 0.3% for the year ended December 31, 2017 compared with the prior year. Improving economic conditions and customer growth were more than offset by energy savings driven by customer conservation, energy efficiency, distributed renewable generation initiatives and one fewer day of sales due to the leap year in 2016.  For the three years 2015 through 2017, APS experienced annual increases in retail electricity sales averaging 0.1%, adjusted to exclude the effects of weather variations.  We currently project that annual retail electricity sales in kWh will increase in the range of 0.5 - 1.5% for 2018 and increase on average in the range of 0.5 - 1.5% during 2018 through 2020, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A slower recovery of the Arizona economy or acceleration of the expected effects of customer conservation, energy efficiency or distributed renewable generation initiatives could further impact these estimates.

Actual sales growth, excluding weather-related variations, may differ from our projections as a result of numerous factors, such as economic conditions, customer growth, usage patterns and energy conservation, impacts of energy efficiency programs and growth in DG, and responses to retail price changes.  Based on past experience, a reasonable range of variation in our kWh sales projections attributable to such economic factors under normal business conditions can result in increases or decreases in annual net income of up to approximately $10 million.

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

Operations and Maintenance Expenses.  Operations and maintenance expenses are impacted by customer and sales growth, power plant operations, maintenance of utility plant (including generation, transmission, and distribution facilities), inflation, unplanned outages, planned outages (typically scheduled in the spring and fall), renewable energy and demand side management related expenses (which are offset by the same amount of operating revenues) and other factors. See Note 2 for discussion on new accounting guidance related to the presentation of net periodic pension and postretirement benefit cost.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses are impacted by net additions to utility plant and other property (such as new generation, transmission, and distribution facilities), and changes in depreciation and amortization rates.  See "Liquidity and Capital Resources" below for information regarding the planned additions to our facilities and income tax impacts related to bonus depreciation.

Property Taxes.  Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates.  The average property tax rate in Arizona for APS, which owns essentially all of our property, was 11.2% of the assessed value for 2017, 11.2% for 2016 and 11.0% for 2015.  We expect property taxes to increase as we add new generating units and continue with improvements and expansions to our existing generating units and transmission and distribution facilities.

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions and non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities. On December 22, 2017, the Tax Cuts and Jobs Act was enacted and is generally effective on January 1, 2018. Changes which will impact the Company include a reduction in the corporate tax rate to 21%, revisions to the rules related to tax bonus depreciation, limitations on interest deductibility and an associated exception for certain public utilities, and requirements that certain excess deferred tax amounts of regulated utilities be normalized. (See Note 4 for details of the impacts on the Company as of December 31, 2017.) In APS's recent general retail rate case, the ACC approved a Tax Expense Adjustor Mechanism which will be used to pass through the income tax effects to retail customers of the Tax Cuts and Jobs Act. (See Note 3 for details of the TEAM.)

Interest Expense.  Interest expense is affected by the amount of debt outstanding and the interest rates on that debt (see Note 6).  The primary factors affecting borrowing levels are expected to be our capital expenditures, long-term debt maturities, equity issuances and internally generated cash flow.  AFUDC offsets a portion of interest expense while capital projects are under construction.  We stop accruing AFUDC on a project when it is placed in commercial operation.

RESULTS OF OPERATIONS

Pinnacle West’s only reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to Native Load customers) and related activities and includes electricity generation, transmission and distribution.

Operating Results – 2017 compared with 2016.

Our consolidated net income attributable to common shareholders for the year ended December 31, 2017 was $488 million, compared with $442 million for the prior year.  The results reflect an increase of approximately $48 million for the regulated electricity segment primarily due to higher revenue resulting from the retail regulatory settlement effective August 19, 2017, higher transmission revenues, higher retail revenues due to customer growth and higher average effective prices due to customer usage patterns and changes relating to customer program eligibility, partially offset by higher depreciation and amortization primarily due to increased plant in service and higher depreciation and amortization rates.

The following table presents net income attributable to common shareholders by business segment compared with the prior year:

	Year Ended December 31,
	2017	2016	Net change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$2,561	$2,407	$154
Operations and maintenance	(911)	(906)	(5)
Depreciation and amortization	(532)	(485)	(47)
Taxes other than income taxes	(183)	(166)	(17)
All other income and expenses, net	29	35	(6)
Interest charges, net of allowance for borrowed funds used during construction	(198)	(186)	(12)
Income taxes (Note 4)	(256)	(237)	(19)
Less income related to noncontrolling interests (Note 18)	(19)	(19)	—
Regulated electricity segment income	491	443	48
All other	(3)	(1)	(2)
Net Income Attributable to Common Shareholders	$488	$442	$46

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $154 million higher for the year ended December 31, 2017 compared with the prior year.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Impacts of retail regulatory settlement effective August 19, 2017 (Note 3)	$55	$—	$55
Transmission revenues (Note 3):
Higher transmission revenues	30	—	30
Absence of 2016 FERC disallowance	12	—	12
Higher retail revenue due to customer growth and higher average effective prices due to customer usage patterns and changes relating to customer program participation (a)	21	(3)	24
Lost fixed cost recovery	14	—	14
Effects of weather	9	3	6
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(83)	(92)	9
Higher demand side management regulatory surcharges and renewable energy regulatory surcharges and purchased power, partially offset in operations and maintenance costs	9	2	7
Miscellaneous items, net	(3)	—	(3)
Total	$64	$(90)	$154

(a)	Partially offset by the impacts of efficiency programs and distributed generation.

Operations and maintenance.  Operations and maintenance expenses increased $5 million for the year ended December 31, 2017 compared with the prior year primarily because of:

•	An increase of $10 million for employee benefit costs;

•	An increase of $9 million for costs primarily related to information technology and other corporate support;

•	An increase of $8 million related to costs for demand-side management, renewable energy and similar regulatory programs, which is partially offset in operating revenues and purchased power;

•	An increase of $5 million related to the Navajo Plant capital projects canceled due to the expected plant retirement, which were deferred for regulatory recovery in depreciation;

•	A decrease of $12 million for lower Palo Verde operating costs;

•	A decrease of $11 million in fossil generation costs primarily due to less planned outage activity in the current year and lower Navajo Generating Plant costs;

•	A decrease of $5 million primarily due to the absence of 2016 costs to support the Company's positions on a solar net metering ballot initiative in Arizona; and

•	An increase of $1 million related to miscellaneous other factors.

Depreciation and amortization.  Depreciation and amortization expenses were $47 million higher for the year ended December 31, 2017 compared with the prior year primarily related to increased plant in service of $32 million and increased depreciation and amortization rates of $19 million, partially offset by the regulatory deferral of the canceled capital projects associated with the expected Navajo Plant retirement of $5 million.

Taxes other than income taxes.  Taxes other than income taxes were $17 million higher for the year ended December 31, 2017 compared with the prior year primarily due to higher property values and the amortization of our property tax deferral regulatory asset.

All other income and expenses, net.  All other income and expenses, net, were $6 million lower for the year ended December 31, 2017 compared with the prior year primarily due to the absence of a gain on sale of a transmission line, which occurred in 2016.

Interest charges, net of allowance for borrowed funds used during construction.  Interest charges, net of allowance for borrowed funds used during construction, increased $12 million for the year ended December 31, 2017 compared with the prior year, primarily because of higher debt balances in the current year.

Income taxes.  Income taxes were $19 million higher for the year ended December 31, 2017 compared with the prior year primarily due to the effects of higher pretax income in the current year and the effects of the federal tax reform, partially offset by a lower effective tax rate primarily due to stock compensation. The stock compensation guidance requires all excess income tax benefits and deficiencies arising from share-based payments to be recognized in earnings in the period they occur, which causes effective tax rate fluctuations when stock compensation payouts occur.

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

Additionally, stock compensation costs were flat compared to the prior year as a $12 million increase in costs was offset by a one-time $12 million reduction for the adoption of new stock compensation guidance (See Note 15);

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At December 31, 2017, APS’s common equity ratio, as defined, was 53%.  Its total shareholder equity was approximately $5.3 billion, and total capitalization was approximately $10.0 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $4.0 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted.  As a result of this legislation, bonus depreciation is no longer available for regulated public utility company property acquired, or that commenced construction, after September 27, 2017. The final legislative language contains a transition rule for property which was acquired, or under construction, prior to September 28, 2017 which would allow at least some part of APS’s capital projects under construction at that time to continue to qualify for bonus depreciation under pre-Act rules. However, because of current ambiguities regarding the scope of this transition rule, it is unclear how much of APS’s capital projects which were under construction prior to September 28, 2017, will qualify. The Company currently believes the continued availability of bonus depreciation for property under construction prior to September 28, 2017 will generate at least $60-$75 million of cash tax benefits over the next two years. These benefits may be higher if the current ambiguities in the legislative language are clarified in a manner which allows additional expenditures incurred after September 27, 2017, related to ongoing capital projects under construction as of that date, to qualify for bonus depreciation.  The cash generated by bonus depreciation is an acceleration of the tax benefits that APS would have otherwise received over 20 years and reduces rate base for ratemaking purposes. At Pinnacle West Consolidated, when coupled with a lower 21 percent corporate tax rate, the continued availability of bonus depreciation to this transition period property is expected to delay until 2019 full cash realization of approximately $85 million of currently unrealized Investment Tax Credits and other tax credits, which are recorded as a deferred tax asset on the Condensed Consolidated Balance Sheet as of December 31, 2017.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015 (dollars in millions):

Pinnacle West Consolidated

	2017	2016	2015
Net cash flow provided by operating activities	$1,118	$1,023	$1,094
Net cash flow used for investing activities	(1,429)	(1,252)	(1,066)
Net cash flow provided by financing activities	316	198	4
Net increase (decrease) in cash and cash equivalents	$5	$(31)	$32

Arizona Public Service Company

	2017	2016	2015
Net cash flow provided by operating activities	$1,162	$1,010	$1,100
Net cash flow used for investing activities	(1,401)	(1,219)	(1,060)
Net cash flow provided by (used for) financing activities	244	196	(22)
Net increase (decrease) in cash and cash equivalents	$5	$(13)	$18

 Operating Cash Flows

2017 Compared with 2016. Pinnacle West’s consolidated net cash provided by operating activities was $1,118 million in 2017 compared to $1,023 million in 2016. The increase of $95 million in net cash provided is primarily due to lower payments of operations and maintenance, fuel and purchased power costs and higher cash receipts, partially offset by no collateral posted in 2017 compared to $17 million returned in 2016. The difference between APS and Pinnacle West's net cash provided by operating activities primarily relates to Pinnacle West's cash payments for 4CA's operating costs and differences in other operating cash payments.

2016 Compared with 2015. Pinnacle West’s consolidated net cash provided by operating activities was $1,023 million in 2016 compared to $1,094 million in 2015. The decrease of $71 million in net cash provided is primarily due to higher operations and maintenance costs.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 116% funded as of January 1, 2018 and 115% as of January 1, 2017.  Under accounting principles generally accepted in the United States of America ("GAAP"), the qualified pension plan was 95% funded as of January 1, 2018 and 88% funded as of January 1, 2017. See Note 7 for additional details. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We made contributions to our pension plan totaling $100 million in 2017, $100 million in 2016, and $100 million in 2015.  The minimum required contributions for the pension plan are zero for the next three years.  We expect to make voluntary contributions up to a total of $250 million during the 2018-2020 period.  With regard to contributions to our other postretirement benefit plans, we made a contribution of approximately $1 million in each of 2017, 2016 and 2015.  We do not expect to make any contributions over the next three years to our other postretirement benefit plans. APS funds its share of the contributions.  APS’s share of the pension plan contribution was approximately $100 million in 2017, $100 million in 2016 and $100 million in 2015.  APS’s share of the contributions to the other postretirement benefit plan was approximately $1 million in 2017, 2016 and 2015.

Due to plan changes in September 2014, the Company is currently in the process of seeking Internal Revenue Service ("IRS") approval to move approximately $186 million of other postretirement benefit trust assets into a new trust account to pay for active union employee medical costs. In December 2016, FERC approved a methodology for determining the amount of other postretirement benefit trust assets to transfer into a new trust account to pay for active union employee medical costs. On January 2, 2018, these funds were moved to the new trust account.  The Company negotiated a draft Closing Agreement granting tentative approval from the IRS prior to the transfer. Subsequent to the transfer, the Company submitted proof of the transfer to the IRS and expects to execute a final Closing Agreement early in 2018. Per the terms of an order from FERC, the Company must also make an informational filing with FERC. The Company made this FERC filing during February 2018. It is the Company’s understanding that completion of these regulatory requirements will then permit access to the approximately $186 million for the sole purpose of paying active union employee medical benefits.

Investing Cash Flows

2017 Compared with 2016. Pinnacle West’s consolidated net cash used for investing activities was $(1,429) million in 2017, compared to $(1,252) million in 2016. The increase of $177 million in net cash used primarily related to increased capital expenditures.

2016 Compared with 2015. Pinnacle West’s consolidated net cash used for investing activities was $(1,252) million in 2016, compared to $(1,066) million in 2015. The increase of $186 million in net cash used primarily related to increased capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2018	2019	2020
APS
Generation:
Nuclear Fuel	$72	$64	$64
Renewables	16	24	17
Environmental	91	22	46
New Gas Generation	120	9	—
Other Generation	210	177	134
Distribution	444	541	617
Transmission	148	215	180
Other (a)	80	101	153
Total APS	$1,181	$1,153	$1,211
 (a)     Primarily information systems and facilities projects.

Generation capital expenditures are comprised of various improvements to APS’s existing fossil, renewable and nuclear plants.  Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment.  We are monitoring the status of environmental matters, which, depending on their final outcome, could require modification to our planned environmental expenditures.

On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. 4CA purchased the El Paso interest on July 6, 2016. NTEC had the option to purchase the 7% interest within a certain timeframe pursuant to an option granted to NTEC. On December 29, 2015, NTEC provided notice of its intent to exercise the option. The purchase did not occur during the originally contemplated timeframe. The parties are currently in discussions as to the future of the option transaction. The table above does not include capital expenditures related to 4CA's interest in Four Corners Units 4 and 5 of approximately $15 million in 2018, $7 million in 2019 and $6 million in 2020, which will be assumed by the ultimate owner of the 7% interest.

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

Financing Cash Flows and Liquidity

2017 Compared with 2016. Pinnacle West’s consolidated net cash provided by financing activities was $316 million in 2017, compared to $198 million in 2016, an increase of $118 million in net cash provided.  The net cash provided by financing activities includes $245 million in lower long-term debt repayments and $155 million higher issuances of long-term debt through December 31, 2017, partially offset by a $259 million net decrease in short-term borrowings and $16 million of higher dividend payments.

APS’s consolidated net cash provided by financing activities was $244 million in 2017, compared to $196 million in 2016, an increase of $48 million in net cash provided.  The net cash provided by financing activities includes $370 million in lower long-term debt repayments and $108 million in higher equity infusions from Pinnacle West, partially offset by $143 million lower issuances of long-term debt through December 31, 2017, $271 million net decrease in short-term borrowings and $16 million of higher dividend payments.

2016 Compared with 2015. Pinnacle West’s consolidated net cash provided by financing activities was $198 million in 2016, compared to $4 million in 2015, an increase of $194 million in net cash provided.  The increase in net cash provided by financing activities is primarily due to a $325 million net increase in short-term borrowings and $45 million in lower long-term debt repayments partially offset by $149 million lower issuances of long-term debt through December 31, 2016.

Significant Financing Activities.  On December 20, 2017, the Pinnacle West Board of Directors declared a dividend of $0.695 per share of common stock, payable on March 1, 2018 to shareholders of record on February 1, 2018. During 2017, Pinnacle West increased its indicated annual dividend from $2.62 per share to $2.78 per share. For the year ended December 31, 2017, Pinnacle West's total dividends paid per share of common stock were $2.66 per share, which resulted in dividend payments of $290 million.

On November 30, 2017, Pinnacle West issued $300 million of 2.25% unsecured senior notes that mature on November 30, 2020.  The net proceeds from the sale were used to repay our $125 million term loan and for general corporate purposes.

On March 21, 2017, APS issued an additional $250 million par amount of its outstanding 4.35% senior unsecured notes that mature on November 15, 2045.  The net proceeds from the sale were used to refinance commercial paper borrowings and to replenish cash temporarily used to fund capital expenditures.

On September 11, 2017, APS issued $300 million of 2.95% senior unsecured notes that mature on September 15, 2027. The net proceeds from the sale were used to refinance commercial paper and other indebtedness and to replenish cash used to fund capital expenditures.

On November 30, 2017, PNW contributed $150 million to APS in the form of an equity infusion.  APS used this contribution to repay short-term indebtedness, to finance capital expenditures and for other general corporate purposes.

Available Credit Facilities. Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

At December 31, 2017, Pinnacle West had a $200 million facility that matures in May 2021. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At December 31, 2017, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $29.4 million of commercial paper borrowings.

On July 31, 2017, Pinnacle West amended its 364-day unsecured revolving credit facility to increase its capacity from $75 million to $125 million, and to extend the termination date of the facility from August 30, 2017 to July 30, 2018.  Borrowings under the facility bear interest at LIBOR plus 0.80% per annum. At December 31, 2017, Pinnacle West had $66 million outstanding under the facility.

On June 29, 2017, APS replaced its $500 million revolving credit facility that would have matured in September 2020, with a new $500 million facility that matures in June 2022.

At December 31, 2017, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in May 2021 and the above-mentioned $500 million facility. APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit. At December 31, 2017, APS had no commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

 See "Financial Assurances" in Note 10 for a discussion of APS’s separate outstanding letters of credit.
Other Financing Matters.  See Note 16 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At December 31, 2017, the ratio was approximately 50% for Pinnacle West and 47% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of February 16, 2018 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	A3	A-	A-
Senior unsecured	A3	BBB+	A-
Commercial paper	P-2	A-2	F2
Outlook	Stable	Positive	Stable

APS
Corporate credit rating	A2	A-	A-
Senior unsecured	A2	A-	A
Commercial paper	P-1	A-2	F2
Outlook	Stable	Positive	Stable

Off-Balance Sheet Arrangements

See Note 18 for a discussion of the impacts on our financial statements of consolidating certain VIEs.

Contractual Obligations

The following table summarizes Pinnacle West’s consolidated contractual requirements as of December 31, 2017 (dollars in millions):

	2018	2019- 2020	2021- 2022	Thereafter	Total
Long-term debt payments, including interest: (a)
APS	$290	$1,192	$310	$5,959	$7,751
Pinnacle West	7	314	—	—	321
Total long-term debt payments, including interest	297	1,506	310	5,959	8,072
Short-term debt payments, including interest (b)	95	—	—	—	95
Fuel and purchased power commitments (c)	539	1,099	1,084	6,271	8,993
Renewable energy credits (d)	40	80	80	370	570
Purchase obligations (e)	176	27	18	204	425
Coal reclamation	32	56	46	207	341
Nuclear decommissioning funding requirements	2	4	4	55	65
Noncontrolling interests (f)	23	46	46	182	297
Operating lease payments	13	21	12	56	102
Total contractual commitments	$1,217	$2,839	$1,600	$13,304	$18,960

(a)
The long-term debt matures at various dates through 2046 and bears interest principally at fixed rates.  Interest on variable-rate long-term debt is determined by using average rates at December 31, 2017 (see Note 6).

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

This table excludes $42 million in unrecognized tax benefits because the timing of the future cash outflows is uncertain.  Estimated minimum required pension contributions are zero for 2018, 2019 and 2020 (see Note 7).

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

Regulatory Accounting

Regulatory accounting allows for the actions of regulators, such as the ACC and FERC, to be reflected in our financial statements.  Their actions may cause us to capitalize costs that would otherwise be included as an expense in the current period by unregulated companies.  Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates.  Regulatory liabilities generally represent amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and are refundable to customers. Management continually assesses whether our regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes and recent rate orders to other regulated entities in the same jurisdiction.  This determination reflects the current political and regulatory climate in Arizona and is subject to change in the future.  If future recovery of costs ceases to be probable, the assets would be written off as a charge in current period earnings.  We had $1,450 million of regulatory assets and $2,553 million of regulatory liabilities on the Consolidated Balance Sheets at December 31, 2017.

Included in the balance of regulatory assets at December 31, 2017 is a regulatory asset of $576 million for pension benefits.  This regulatory asset represents the future recovery of these costs through retail rates as these amounts are charged to earnings.  If all or a portion of these costs are disallowed by the ACC, this regulatory asset would be charged to OCI and result in lower future earnings.

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

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2017 reported pension liability on the Consolidated Balance Sheets and our 2017 reported pension expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
Actuarial Assumption (a)	Impact on Pension Liability	Impact on Pension Expense
Discount rate:
Increase 1%	$(372)	$(11)
Decrease 1%	455	14
Expected long-term rate of return on plan assets:
Increase 1%	—	(13)
Decrease 1%	—	13

(a)	Each fluctuation assumes that the other assumptions of the calculation are held constant while the rates are changed by one percentage point.

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2017 other postretirement benefit obligation and our 2017 reported other postretirement benefit expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
Actuarial Assumption (a)	Impact on Other Postretirement Benefit Obligation	Impact on Other Postretirement Benefit Expense
Discount rate:
Increase 1%	$(100)	$(3)
Decrease 1%	129	6
Healthcare cost trend rate (b):
Increase 1%	128	8
Decrease 1%	(98)	(6)
Expected long-term rate of return on plan assets – pretax:
Increase 1%	—	(4)
Decrease 1%	—	4

(a)	Each fluctuation assumes that the other assumptions of the calculation are held constant while the rates are changed by one percentage point.

(b)	This assumes a 1% change in the initial and ultimate healthcare cost trend rate.

See Notes 2 and 7 for further details about our pension and other postretirement benefit plans.

Fair Value Measurements

We account for derivative instruments, investments held in our nuclear decommissioning trust fund, investments held in our coal reclamation escrow account, certain cash equivalents, and plan assets held in our retirement and other benefit plans at fair value on a recurring basis.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We use inputs, or assumptions that market participants would use, to determine fair market value. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The significance of a particular input determines how the instrument is classified in a fair value hierarchy.  The determination of fair value sometimes requires subjective and complex judgment.  Our assessment of the inputs and the significance of a particular input to fair value measurement may affect the valuation of the instruments and their placement within a fair value hierarchy.  Actual results could differ from our estimates of fair value.  See Note 1 for a discussion of accounting policies and Note 13 for fair value measurement disclosures.

Asset Retirement Obligations

We recognize an ARO for the future decommissioning or retirement of our tangible long-lived assets for which a legal obligation exists. The ARO liability represents an estimate of the fair value of the current obligation related to decommissioning and the retirement of those assets. ARO measurements inherently involve uncertainty in the amount and timing of settlement of the liability. We use an expected cash flow approach to measure the amount we recognize as an ARO. This approach applies probability weighting to discounted future cash flow scenarios that reflect a range of possible outcomes. The scenarios consider settlement of the ARO at the expiration of the power plant’s current license or lease term and expected decommissioning dates. The fair value of an ARO is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying value of the long-lived asset and are depreciated over the life of the related assets. In addition, we accrete the ARO liability to reflect the passage of time. Changes in these estimates and assumptions could materially affect the amount of the recorded ARO for these assets. In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal.

AROs as of December 31, 2017 are described further in “Note 11, Asset Retirement Obligations”.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, and is generally effective January 1, 2018. This legislation made significant changes to the federal income tax laws. Changes which will impact the Company include, but are not limited to, a reduction in the corporate tax rate to 21%, revisions to the rules related to tax bonus depreciation, limitations on interest deductibility and an associated exception for certain public utility property, and requirements that certain excess deferred tax amounts of regulated utilities be normalized. Several sections of the final legislation contain technical ambiguities. Accordingly, it is necessary for management to interpret this legislation and make judgements until further guidance becomes available. As a result, changes in these judgments could materially affect amounts the Company recognized in its financial statements.
Deferred tax assets or liabilities are recognized for the estimated future tax effects attributable to temporary differences between the financial statement basis and the tax basis of assets and liabilities as well as tax credit carry forwards and net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period the change is enacted. Given the regulatory nature of the Company’s business, the effect on deferred tax assets and liabilities for the reduction in the federal corporate tax rate to 21%, which management believes it is probable that a regulatory agency will seek to recover for ratepayers, has been recorded as a regulatory liability as of December 31, 2017.
The calculation of our tax liabilities involves dealing with the application of complex laws and regulations which are voluminous and often ambiguous. Interpretations and guidance surrounding income tax laws and regulations change over time. Tax positions taken by Pinnacle West on its income tax returns that are recognized in the financial statements must satisfy a more likely than not recognition threshold, assuming that the position will be sustained upon examination by taxing authorities with full knowledge of all relevant information, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.
We record unrecognized tax benefits for tax positions that may not satisfy this more likely than not recognition threshold as liabilities in accordance with generally accepted accounting principles. These liabilities are adjusted when management judgement changes as a result of the evaluation of new information not previously available. These changes will be reflected as an increase or decrease to income tax expense in the period in which new information is available.

OTHER ACCOUNTING MATTERS

We adopted the following new accounting standards on January 1, 2018:

•	ASU 2014-09: Revenue from Contracts with Customers, and related amendments

•	ASU 2016-01: Financial Instruments, Recognition and Measurement

•	ASU 2016-15: Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-18: Statement of Cash Flows, Restricted Cash

•	ASU 2017-07: Compensation-Retirement Benefits, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

•	ASU 2017-01: Business Combinations, Clarifying the Definition of a Business

•	ASU 2017-05: Other Income, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
We are currently evaluating the impacts of the pending adoption of the following new accounting standards:

•	ASU 2016-02: Leases, and related amendments, effective for us on January 1, 2019

•	ASU 2017-12: Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities, effective for us on January 1, 2019

•	ASU 2018-02: Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

•	ASU 2016-13: Financial Instruments, Measurement of Credit Losses, effective for us on January 1, 2020
See Note 2 for additional information related to new accounting standards.

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

The tables below present contractual balances of our consolidated long-term and short-term debt at the expected maturity dates, as well as the fair value of those instruments on December 31, 2017 and 2016.  The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2017 and 2016 (dollars in millions):

Pinnacle West – Consolidated

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2017	Rates	Amount	Rates	Amount	Rates	Amount
2018	2.14%	$95	2.17%	$50	1.75%	$32
2019	—	—	2.27%	100	8.75%	500
2020	—	—	—	—	2.23%	550
2021	—	—	—	—	—	—
2022	—	—	—	—	—	—
Years thereafter	—	—	1.77%	36	4.25%	3,640
Total		$95		$186		$4,722
Fair value		$95		$186		$5,119

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2016	Rates	Amount	Rates	Amount	Rates	Amount
2017	1.01%	$177	1.52%	$125	—%	$—
2018	—	—	1.37%	50	1.75%	32
2019	—	—	1.46%	100	8.75%	500
2020	—	—	—	—	2.20%	250
2021	—	—	—	—	—	—
Years thereafter	—	—	0.81%	36	4.37%	3,090
Total		$177		$311		$3,872
Fair value		$177		$311		$4,115

The tables below present contractual balances of APS’s long-term and short-term debt at the expected maturity dates, as well as the fair value of those instruments on December 31, 2017 and 2016.  The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2017 and 2016 (dollars in millions):

APS — Consolidated

	Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest
2017	Rates	Amount	Rates	Amount
2018	2.17%	$50	1.75%	$32
2019	2.27%	100	8.75%	500
2020	—	—	2.20%	250
2021	—	—	—	—
2022	—	—	—	—
Years thereafter	1.77%	36	4.25%	3,640
Total		$186		$4,422
Fair value		$186		$4,820

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2016	Rates	Amount	Rates	Amount	Rates	Amount
2017	0.88%	$135	—%	$—	—%	$—
2018	—	—	1.37%	50	1.75%	32
2019	—	—	1.46%	100	8.75%	500
2020	—	—	—	—	2.20%	250
2021	—	—	—	—	—	—
Years thereafter	—	—	0.81%	36	4.37%	3,090
Total		$135		$186		$3,872
Fair value		$135		$186		$4,115

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

The following table shows the net pretax changes in mark-to-market of our derivative positions in 2017 and 2016 (dollars in millions):

	2017	2016
Mark-to-market of net positions at beginning of year	$(49)	$(154)
Decrease (Increase) in regulatory asset	(46)	101
Recognized in OCI:
Mark-to-market losses realized during the period	4	4
Change in valuation techniques	—	—
Mark-to-market of net positions at end of year	$(91)	$(49)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at December 31, 2017 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements,” for more discussion of our valuation methods.

Source of Fair Value	2018	2019	2020	2021	Total fair value
Observable prices provided by other external sources	$(49)	$(23)	$(1)	$(1)	$(74)
Prices based on unobservable inputs	(5)	(8)	(4)	—	(17)
Total by maturity	$(54)	$(31)	$(5)	$(1)	$(91)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Consolidated Balance Sheets at December 31, 2017 and 2016 (dollars in millions):

	December 31, 2017 Gain (Loss)		December 31, 2016 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) or OCI (a)
Electricity	$1	$(1)	$2	$(2)
Natural gas	45	(45)	46	(46)
Total	$46	$(46)	$48	$(48)

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(PINNACLE WEST CAPITAL CORPORATION)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Pinnacle West.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.  The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s consolidated financial statements.

February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Pinnacle West Capital Corporation
Phoenix, Arizona

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Phoenix, Arizona
February 23, 2018

We have served as the Company's auditor since 1932.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015

OPERATING REVENUES	$3,565,296	$3,498,682	$3,495,443
OPERATING EXPENSES
Fuel and purchased power	981,301	1,075,510	1,101,298
Operations and maintenance	924,443	911,319	868,377
Depreciation and amortization	534,118	485,829	494,422
Taxes other than income taxes	184,347	166,499	171,812
Other expenses	6,660	3,541	4,932
Total	2,630,869	2,642,698	2,640,841
OPERATING INCOME	934,427	855,984	854,602
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction (Note 1)	47,011	42,140	35,215
Other income (Note 17)	4,006	901	621
Other expense (Note 17)	(21,539)	(15,337)	(17,823)
Total	29,478	27,704	18,013
INTEREST EXPENSE
Interest charges	219,796	205,720	194,964
Allowance for borrowed funds used during construction (Note 1)	(22,112)	(19,970)	(16,259)
Total	197,684	185,750	178,705
INCOME BEFORE INCOME TAXES	766,221	697,938	693,910
INCOME TAXES (Note 4)	258,272	236,411	237,720
NET INCOME	507,949	461,527	456,190
Less: Net income attributable to noncontrolling interests (Note 18)	19,493	19,493	18,933
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$488,456	$442,034	$437,257

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	111,839	111,409	111,026
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	112,367	112,046	111,552

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$4.37	$3.97	$3.94
Net income attributable to common shareholders — diluted	$4.35	$3.95	$3.92

 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015

NET INCOME	$507,949	$461,527	$456,190

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit (expense) of $24, $(585), and $(342) (Note 16)	(35)	(538)	(957)
Reclassification of net realized loss, net of tax benefit of $1,294, $985, and $1,801 (Note 16)	2,225	2,941	4,187
Pension and other postretirement benefits activity, net of tax benefit (expense) of $693, $633, and $(13,302) (Note 7)	(3,370)	(1,477)	20,163
Total other comprehensive income (loss)	(1,180)	926	23,393

COMPREHENSIVE INCOME	506,769	462,453	479,583
Less: Comprehensive income attributable to noncontrolling interests	19,493	19,493	18,933

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$487,276	$442,960	$460,650

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,892	$8,881
Customer and other receivables	305,147	250,491
Accrued unbilled revenues	112,434	107,949
Allowance for doubtful accounts	(2,513)	(3,037)
Materials and supplies (at average cost)	264,012	253,979
Fossil fuel (at average cost)	25,258	28,608
Income tax receivable (Note 4)	—	3,751
Assets from risk management activities (Note 16)	1,931	19,694
Deferred fuel and purchased power regulatory asset (Note 3)	75,637	12,465
Other regulatory assets (Note 3)	172,451	94,410
Other current assets	48,039	45,028
Total current assets	1,016,288	822,219
INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 16)	51	1
Nuclear decommissioning trust (Notes 13 and 19)	871,000	779,586
Other assets	84,531	69,063
Total investments and other assets	955,582	848,650
PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6 and 9)
Plant in service and held for future use	17,798,061	17,341,888
Accumulated depreciation and amortization	(6,128,535)	(5,970,100)
Net	11,669,526	11,371,788
Construction work in progress	1,291,498	1,019,947
Palo Verde sale leaseback, net of accumulated depreciation of $241,405 and $237,535 (Note 18)	109,645	113,515
Intangible assets, net of accumulated amortization of $582,272 and $603,637	257,189	90,022
Nuclear fuel, net of accumulated amortization of $144,070 and $147,202	117,408	119,004
Total property, plant and equipment	13,445,266	12,714,276
DEFERRED DEBITS
Regulatory assets (Notes 1, 3 and 4)	1,202,302	1,313,428
Assets for other postretirement benefits (Note 7)	268,978	166,206
Other	130,666	139,474
Total deferred debits	1,601,946	1,619,108
TOTAL ASSETS	$17,019,082	$16,004,253

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2017	2016
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$256,442	$264,631
Accrued taxes (Note 4)	148,946	138,964
Accrued interest	56,397	52,835
Common dividends payable	77,667	72,926
Short-term borrowings (Note 5)	95,400	177,200
Current maturities of long-term debt (Note 6)	82,000	125,000
Customer deposits	70,388	82,520
Liabilities from risk management activities (Note 16)	59,252	25,836
Liabilities for asset retirements (Note 11)	4,745	9,135
Regulatory liabilities (Note 3)	100,086	99,899
Other current liabilities	246,529	244,000
Total current liabilities	1,197,852	1,292,946
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 6)	4,789,713	4,021,785
DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 4)	1,690,805	2,945,232
Regulatory liabilities (Notes 1, 3, 4 and 7)	2,452,536	948,916
Liabilities for asset retirements (Note 11)	674,784	615,340
Liabilities for pension benefits (Note 7)	327,300	509,310
Liabilities from risk management activities (Note 16)	37,170	47,238
Customer advances	113,996	88,672
Coal mine reclamation	231,597	221,910
Deferred investment tax credit	205,575	210,162
Unrecognized tax benefits (Note 4)	13,115	10,046
Other	148,909	156,784
Total deferred credits and other	5,895,787	5,753,610
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 111,816,170 and 111,392,053 issued at respective dates	2,614,805	2,596,030
Treasury stock at cost; 64,463 shares at end of 2017 and 55,317 shares at end of 2016	(5,624)	(4,133)
Total common stock	2,609,181	2,591,897
Retained earnings	2,442,511	2,255,547
Accumulated other comprehensive loss (Note 20)	(45,002)	(43,822)
Total shareholders’ equity	5,006,690	4,803,622
Noncontrolling interests (Note 18)	129,040	132,290
Total equity	5,135,730	4,935,912
TOTAL LIABILITIES AND EQUITY	$17,019,082	$16,004,253
 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$507,949	$461,527	$456,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	610,629	565,011	571,664
Deferred fuel and purchased power	(48,405)	(60,303)	14,997
Deferred fuel and purchased power amortization	(14,767)	38,152	1,617
Allowance for equity funds used during construction	(47,011)	(42,140)	(35,215)
Deferred income taxes	248,164	206,870	236,819
Deferred investment tax credit	(4,587)	23,082	8,473
Change in derivative instruments fair value	(373)	(403)	(381)
Stock compensation	20,502	18,883	18,756
Changes in current assets and liabilities:
Customer and other receivables	(93,797)	(2,489)	(22,219)
Accrued unbilled revenues	(4,485)	(11,709)	4,293
Materials, supplies and fossil fuel	(6,683)	(1,491)	(23,945)
Income tax receivable	3,751	(3,162)	2,509
Other current assets	(10,580)	(23,324)	3,145
Accounts payable	(23,769)	(66,917)	(34,266)
Accrued taxes	9,982	447	(2,013)
Other current liabilities	19,154	29,594	603
Change in margin and collateral accounts — assets	(300)	673	(324)
Change in margin and collateral accounts — liabilities	(533)	17,735	22,776
Change in unrecognized tax benefits	5,891	1,628	(10,328)
Change in long-term regulatory liabilities	45,764	14,682	(20,535)
Change in other long-term assets	(68,480)	(60,163)	2,426
Change in other long-term liabilities	(29,980)	(82,793)	(100,715)
Net cash flow provided by operating activities	1,118,036	1,023,390	1,094,327
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,408,774)	(1,275,472)	(1,076,087)
Contributions in aid of construction	23,708	64,296	46,546
Allowance for borrowed funds used during construction	(22,112)	(19,970)	(16,259)
Proceeds from nuclear decommissioning trust sales	542,246	633,410	478,813
Investment in nuclear decommissioning trust	(544,527)	(635,691)	(496,062)
Other	(19,078)	(18,651)	(3,184)
Net cash flow used for investing activities	(1,428,537)	(1,252,078)	(1,066,233)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	848,239	693,151	842,415
Repayment of long-term debt	(125,000)	(370,430)	(415,570)
Short-term borrowings and (repayments) — net	(107,800)	137,200	(147,400)
Short-term debt borrowings under revolving credit facility	58,000	40,000	—
Short-term debt repayments under revolving credit facility	(32,000)	—	—
Dividends paid on common stock	(289,793)	(274,229)	(260,027)
Common stock equity issuance and purchases - net	(13,390)	(4,867)	19,373
Distributions to noncontrolling interests	(22,744)	(22,744)	(35,002)
Other	—	—	1
Net cash flow provided by financing activities	315,512	198,081	3,790
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,011	(30,607)	31,884
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,881	39,488	7,604
CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,892	$8,881	$39,488

 The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except per share amounts)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	110,649,762	$2,512,970	(78,400)	$(3,401)	$1,926,065	$(68,141)	$151,609	$4,519,102

Net income		—		—	437,257	—	18,933	456,190
Other comprehensive income		—		—	—	23,393	—	23,393
Dividends on common stock ($2.44 per share)		—		—	(270,519)	—	—	(270,519)
Issuance of common stock	445,640	28,698		—	—	—	—	28,698
Purchase of treasury stock (a)		—	(154,751)	(10,136)	—	—	—	(10,136)
Reissuance of treasury stock for stock-based compensation and other		—	118,121	7,731	—	—	—	7,731
Net capital activities by noncontrolling interests		—		—	—	—	(35,002)	(35,002)
Balance, December 31, 2015	111,095,402	2,541,668	(115,030)	(5,806)	2,092,803	(44,748)	135,540	4,719,457

Net income		—		—	442,034	—	19,493	461,527
Other comprehensive income		—		—	—	926	—	926
Dividends on common stock ($2.56 per share)		—		—	(284,765)	—	—	(284,765)
Issuance of common stock	296,651	13,982		—	—	—	—	13,982
Purchase of treasury stock (a)		—	(128,105)	(9,087)	—	—	—	(9,087)
Reissuance of treasury stock for stock-based compensation and other		—	187,818	10,760	—	—	—	10,760
Stock compensation cumulative effect adjustments (See Note 15)		40,380		—	5,475	—	—	45,855
Net capital activities by noncontrolling interests		—		—	—	—	(22,743)	(22,743)
Balance, December 31, 2016	111,392,053	2,596,030	(55,317)	(4,133)	2,255,547	(43,822)	132,290	4,935,912

Net income		—		—	488,456	—	19,493	507,949
Other comprehensive loss		—		—	—	(1,180)	—	(1,180)
Dividends on common stock ($2.70 per share)		—		—	(301,492)	—	—	(301,492)
Issuance of common stock	424,117	18,775		—	—	—	—	18,775
Purchase of treasury stock (a)		—	(216,911)	(17,755)	—	—	—	(17,755)
Reissuance of treasury stock for stock-based compensation and other		—	207,765	16,264	—	—	—	16,264
Net capital activities by noncontrolling interests		—		—	—	—	(22,743)	(22,743)
Balance, December 31, 2017	111,816,170	$2,614,805	(64,463)	$(5,624)	$2,442,511	$(45,002)	$129,040	$5,135,730

(a)	Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(ARIZONA PUBLIC SERVICE COMPANY)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for APS.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.  The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s financial statements.

February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Arizona Public Service Company
Phoenix, Arizona

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Arizona Public Service Company and subsidiary (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Phoenix, Arizona
February 23, 2018

We have served as the Company's auditor since 1932.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015

ELECTRIC OPERATING REVENUES	$3,554,139	$3,489,754	$3,492,357

OPERATING EXPENSES
Fuel and purchased power	992,744	1,082,625	1,101,298
Operations and maintenance	891,129	879,108	853,135
Depreciation and amortization	532,423	484,909	494,298
Income taxes (Note 4)	275,295	259,353	260,143
Taxes other than income taxes	182,979	165,779	171,499
Total	2,874,570	2,871,774	2,880,373
OPERATING INCOME	679,569	617,980	611,984

OTHER INCOME (DEDUCTIONS)
Income taxes (Note 4)	6,127	13,511	14,302
Allowance for equity funds used during construction (Note 1)	47,011	42,140	35,215
Other income (Note 17)	6,526	8,607	2,834
Other expense (Note 17)	(23,380)	(17,514)	(19,019)
Total	36,284	46,744	33,332

INTEREST EXPENSE
Interest on long-term debt	200,211	189,828	180,123
Interest on short-term borrowings	9,119	7,983	7,376
Debt discount, premium and expense	4,833	4,760	4,793
Allowance for borrowed funds used during construction (Note 1)	(22,112)	(19,481)	(16,183)
Total	192,051	183,090	176,109

NET INCOME	523,802	481,634	469,207

Less: Net income attributable to noncontrolling interests (Note 18)	19,493	19,493	18,933

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$504,309	$462,141	$450,274

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015

NET INCOME	$523,802	$481,634	$469,207

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit (expense) of $24, $(585), and $(342) (Note 16)	(35)	(538)	(957)
Reclassification of net realized loss, net of tax benefit of $1,294, $985, and $1,801 (Note 16)	2,225	2,941	4,187
Pension and other postretirement benefits activity, net of tax benefit (expense) of $977, $293, and $(11,776) (Note 7)	(3,750)	(729)	18,006
Total other comprehensive income (loss)	(1,560)	1,674	21,236

COMPREHENSIVE INCOME	522,242	483,308	490,443
Less: Comprehensive income attributable to noncontrolling interests	19,493	19,493	18,933

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$502,749	$463,815	$471,510

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2017	2016
ASSETS
PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6 and 9)
Plant in service and held for future use	$17,654,078	$17,228,787
Accumulated depreciation and amortization	(6,041,965)	(5,881,941)
Net	11,612,113	11,346,846
Construction work in progress	1,266,636	989,497
Palo Verde sale leaseback, net of accumulated depreciation of $241,405 and $237,535 (Note 18)	109,645	113,515
Intangible assets, net of accumulated amortization of $581,135 and $603,637	257,028	89,868
Nuclear fuel, net of accumulated amortization of $144,070 and $147,202	117,408	119,004
Total property, plant and equipment	13,362,830	12,658,730
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 13 and 19)	871,000	779,586
Assets from risk management activities (Note 16)	51	1
Other assets	67,103	48,320
Total investments and other assets	938,154	827,907
CURRENT ASSETS
Cash and cash equivalents	13,851	8,840
Customer and other receivables	292,791	262,611
Accrued unbilled revenues	112,434	107,949
Allowance for doubtful accounts	(2,513)	(3,037)
Materials and supplies (at average cost)	262,630	252,777
Fossil fuel (at average cost)	25,258	28,608
Income tax receivable	—	11,174
Assets from risk management activities (Note 16)	1,931	19,694
Deferred fuel and purchased power regulatory asset (Note 3)	75,637	12,465
Other regulatory assets (Note 3)	172,451	94,410
Other current assets	41,055	41,849
Total current assets	995,525	837,340
DEFERRED DEBITS
Regulatory assets (Notes 1, 3, and 4)	1,202,302	1,313,428
Assets for other postretirement benefits (Note 7)	265,139	162,911
Other	129,801	130,859
Total deferred debits	1,597,242	1,607,198
TOTAL ASSETS	$16,893,751	$15,931,175

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2017	2016
LIABILITIES AND EQUITY
CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,571,696	2,421,696
Retained earnings	2,533,954	2,331,245
Accumulated other comprehensive loss (Note 20)	(26,983)	(25,423)
Total shareholder equity	5,256,829	4,905,680
Noncontrolling interests (Note 18)	129,040	132,290
Total equity	5,385,869	5,037,970
Long-term debt less current maturities (Note 6)	4,491,292	4,021,785
Total capitalization	9,877,161	9,059,755
CURRENT LIABILITIES
Short-term borrowings (Note 5)	—	135,500
Current maturities of long-term debt (Note 6)	82,000	—
Accounts payable	247,852	259,161
Accrued taxes (Note 4)	157,349	130,576
Accrued interest	55,533	52,525
Common dividends payable	77,700	72,900
Customer deposits	70,388	82,520
Liabilities from risk management activities (Note 16)	59,252	25,836
Liabilities for asset retirements (Note 11)	4,192	8,703
Regulatory liabilities (Note 3)	100,086	99,899
Other current liabilities	243,922	226,417
Total current liabilities	1,098,274	1,094,037
DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 4)	1,742,485	2,999,295
Regulatory liabilities (Notes 1, 3, and 4)	2,452,536	948,916
Liabilities for asset retirements (Note 11)	666,527	607,234
Liabilities for pension benefits (Note 7)	306,542	488,253
Liabilities from risk management activities (Note 16)	37,170	47,238
Customer advances	113,996	88,672
Coal mine reclamation	215,830	206,645
Deferred investment tax credit	205,575	210,162
Unrecognized tax benefits (Note 4)	43,876	37,408
Other	133,779	143,560
Total deferred credits and other	5,918,316	5,777,383
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
TOTAL LIABILITIES AND EQUITY	$16,893,751	$15,931,175
 The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$523,802	$481,634	$469,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	608,935	564,091	571,540
Deferred fuel and purchased power	(48,405)	(60,303)	14,997
Deferred fuel and purchased power amortization	(14,767)	38,152	1,617
Allowance for equity funds used during construction	(47,011)	(42,140)	(35,215)
Deferred income taxes	249,465	221,167	223,069
Deferred investment tax credit	(4,587)	23,082	8,473
Change in derivative instruments fair value	(373)	(403)	(381)
Changes in current assets and liabilities:
Customer and other receivables	(68,040)	(1,601)	(21,040)
Accrued unbilled revenues	(4,485)	(11,709)	4,293
Materials, supplies and fossil fuel	(6,503)	(1,454)	(23,945)
Income tax receivable	11,174	(14,567)	—
Other current assets	(6,775)	(21,640)	4,498
Accounts payable	(26,561)	(67,543)	(34,891)
Accrued taxes	26,773	(13,912)	13,378
Other current liabilities	27,912	5,097	(3,718)
Change in margin and collateral accounts — assets	(300)	673	(324)
Change in margin and collateral accounts — liabilities	(533)	17,735	22,776
Change in long-term regulatory liabilities	45,764	14,682	(20,535)
Change in unrecognized tax benefits	5,891	1,628	(10,328)
Change in other long-term assets	(78,540)	(45,866)	(813)
Change in other long-term liabilities	(31,106)	(76,855)	(82,628)
Net cash flow provided by operating activities	1,161,730	1,009,948	1,100,030
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,381,930)	(1,248,010)	(1,072,053)
Contributions in aid of construction	23,708	64,296	46,546
Allowance for borrowed funds used during construction	(22,112)	(19,481)	(16,183)
Proceeds from nuclear decommissioning trust sales	542,246	633,410	478,813
Investment in nuclear decommissioning trust	(544,527)	(635,691)	(496,062)
Other	(18,538)	(13,865)	(1,093)
Net cash flow used for investing activities	(1,401,153)	(1,219,341)	(1,060,032)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	549,478	693,151	842,415
Repayment of long-term debt	—	(370,430)	(415,570)
Short-term borrowings and (repayments) — net	(135,500)	135,500	(147,400)
Dividends paid on common stock	(296,800)	(281,300)	(266,900)
Equity infusion from Pinnacle West	150,000	42,000	—
Noncontrolling interests	(22,744)	(22,744)	(35,002)
Net cash flow provided by (used for) financing activities	244,434	196,177	(22,457)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,011	(13,216)	17,541
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,840	22,056	4,515
CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,851	$8,840	$22,056
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes, net of refunds	$(14,098)	$26,864	$14,831
Interest, net of amounts capitalized	184,210	181,809	167,670
Significant non-cash investing and financing activities:
Accrued capital expenditures	$130,057	$114,874	$83,798
Dividends declared but not paid	77,700	72,900	69,400

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2014	71,264,947	$178,162	$2,379,696	$1,968,718	$(48,333)	$151,609	$4,629,852

Net income		—	—	450,274	—	18,933	469,207
Other comprehensive income		—	—	—	21,236	—	21,236
Dividends on common stock		—	—	(270,500)	—	—	(270,500)
Other		—	—	1	—	—	1
Net capital activities by noncontrolling interests		—	—	—	—	(35,002)	(35,002)
Balance, December 31, 2015	71,264,947	178,162	2,379,696	2,148,493	(27,097)	135,540	4,814,794

Equity infusion from Pinnacle West		—	42,000	—	—	—	42,000
Net income		—	—	462,141	—	19,493	481,634
Other comprehensive income		—	—	—	1,674	—	1,674
Dividends on common stock		—	—	(284,800)	—	—	(284,800)
Other		—	—	—	—	—	—
Stock compensation cumulative effect adjustments (See Note 15)		—	—	5,411	—	—	5,411
Net capital activities by noncontrolling interests		—	—	—	—	(22,743)	(22,743)
Balance, December 31, 2016	71,264,947	178,162	2,421,696	2,331,245	(25,423)	132,290	5,037,970

Equity infusion from Pinnacle West		—	150,000	—	—	—	150,000
Net income		—	—	504,309	—	19,493	523,802
Other comprehensive loss		—	—	—	(1,560)	—	(1,560)
Dividends on common stock		—	—	(301,600)	—	—	(301,600)
Net capital activities by noncontrolling interests		—	—	—	—	(22,743)	(22,743)
Balance, December 31, 2017	71,264,947	$178,162	$2,571,696	$2,533,954	$(26,983)	$129,040	$5,385,869

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

Certain line items are presented in a more condensed form on the Consolidated Balance Sheets than in the prior year. The prior year amounts were reclassified to conform to the current year presentation. These reclassifications have no impact on accumulated other comprehensive loss. The following tables show the impacts of the reclassifications of the prior year (previously reported) amounts (dollars in thousands):

Pinnacle West Capital Corporation Consolidated Balance Sheets- December 31, 2016	As previously reported	Reclassifications to conform to current year presentation	Amount reported after reclassification to conform to current year presentation
Accumulated other comprehensive loss:
Pension and other postretirement benefits	$(39,070)	$39,070	$—
Derivative instruments	(4,752)	4,752	—
Total accumulated other comprehensive loss	(43,822)	43,822	—
Accumulated other comprehensive loss	—	(43,822)	(43,822)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Arizona Public Service Company Consolidated Balance Sheets - December 31, 2016	As previously reported	Reclassifications to conform to current year presentation	Amount reported after reclassification to conform to current year presentation
Accumulated other comprehensive loss:
Pension and other postretirement benefits	$(20,671)	$20,671	$—
Derivative instruments	(4,752)	4,752	—
Total accumulated other comprehensive loss	(25,423)	25,423	—
Accumulated other comprehensive loss	—	(25,423)	(25,423)

Accounting Records and Use of Estimates

Our accounting records are maintained in accordance with generally accepted in the United States of America ("GAAP").  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Regulatory Accounting

APS is regulated by the ACC and FERC.  The accompanying financial statements reflect the rate-making policies of these commissions.  As a result, we capitalize certain costs that would be included as expense in the current period by unregulated companies.  Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. Regulatory liabilities generally represent amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and are refundable to customers.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pinnacle West’s property, plant and equipment included in the December 31, 2017 and 2016 Consolidated Balance Sheets is composed of the following (dollars in thousands):

Property, Plant and Equipment:	2017	2016
Generation	$7,963,998	$7,874,898
Transmission	2,836,578	2,746,508
Distribution	6,025,856	5,738,801
General plant	971,629	981,681
Plant in service and held for future use	17,798,061	17,341,888
Accumulated depreciation and amortization	(6,128,535)	(5,970,100)
Net	11,669,526	11,371,788
Construction work in progress	1,291,498	1,019,947
Palo Verde sale leaseback, net of accumulated depreciation	109,645	113,515
Intangible assets, net of accumulated amortization	257,189	90,022
Nuclear fuel, net of accumulated amortization	117,408	119,004
Total property, plant and equipment	$13,445,266	$12,714,276

Property, plant and equipment balances and classes for APS are not materially different than Pinnacle West.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We record depreciation and amortization on utility plant on a straight-line basis over the remaining useful life of the related assets.  The approximate remaining average useful lives of our utility property at December 31, 2017 were as follows:

•Fossil plant — 21 years;
•Nuclear plant — 26 years;
•Other generation — 25 years;
•Transmission — 38 years;
•Distribution — 33 years; and
•General plant — 6 years.

Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. Depreciation expense was $453 million in 2017, $422 million in 2016, and $430 million in 2015. For the years 2015 through 2017, the depreciation rates ranged from a low of 0.18% to a high of 16.44%.  The weighted-average depreciation rate was 2.80% in 2017, 2.66% in 2016, and 2.74% in 2015.

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

See Note 11 for further information on Asset Retirement Obligations.

Allowance for Funds Used During Construction

AFUDC represents the approximate net composite interest cost of borrowed funds and an allowed return on the equity funds used for construction of regulated utility plant.  Both the debt and equity components of AFUDC are non-cash amounts within the Consolidated Statements of Income.  Plant

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

construction costs, including AFUDC, are recovered in authorized rates through depreciation when completed projects are placed into commercial operation.

AFUDC was calculated by using a composite rate of 6.68% for 2017, 7.17% for 2016, and 8.02% for 2015.  APS compounds AFUDC semi-annually and ceases to accrue AFUDC when construction work is completed and the property is placed in service.

Materials and Supplies

APS values materials, supplies and fossil fuel inventory using a weighted-average cost method.  APS materials, supplies and fossil fuel inventories are carried at the lower of weighted-average cost or market, unless evidence indicates that the weighted-average cost (even if in excess of market) will be recovered.

Fair Value Measurements

We account for derivative instruments, investments held in our nuclear decommissioning trust, coal reclamation escrow accounts, certain cash equivalents and plan assets held in our retirement and other benefit plans at fair value on a recurring basis.  Due to the short-term nature of net accounts receivable, accounts payable, and short-term borrowings, the carrying values of these instruments approximate fair value.  Fair value measurements may also be applied on a nonrecurring basis to other assets and liabilities in certain circumstances such as impairments.  We also disclose fair value information for our long-term debt, which is carried at amortized cost (see Note 6).

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

We determine fair market value using observable inputs such as actively-quoted prices for identical instruments when available.  When actively-quoted prices are not available for the identical instruments, we use other observable inputs, such as prices for similar instruments, other corroborative market information, or prices provided by other external sources.  For options, long-term contracts and other contracts for which observable price data are not available, we use models and other valuation methods, which may incorporate unobservable inputs to determine fair market value.

The use of models and other valuation methods to determine fair market value often requires subjective and complex judgment.  Actual results could differ from the results estimated through application of these methods.

See Note 13 for additional information about fair value measurements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

APS also charges nuclear fuel expense for the interim storage and permanent disposal of spent nuclear fuel.  The DOE is responsible for the permanent disposal of spent nuclear fuel and charged APS $0.001 per kWh of nuclear generation through May 2014, at which point the DOE reduced the fee to zero.  In accordance with a settlement agreement with the DOE in August 2014, we will now accrue a receivable for incurred claims and an offsetting regulatory liability through the settlement period ending December of 2019. See Note 10 for information on spent nuclear fuel disposal costs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Income taxes are provided using the asset and liability approach prescribed by guidance relating to accounting for income taxes and are based on currently enacted tax rates.  We file our federal income tax return on a consolidated basis, and we file our state income tax returns on a consolidated or unitary basis.  In accordance with our intercompany tax sharing agreement, federal and state income taxes are allocated to each first-tier subsidiary as though each first-tier subsidiary filed a separate income tax return.  Any difference between that method and the consolidated (and unitary) income tax liability is attributed to the parent company.  The income tax accounts reflect the tax and interest associated with management’s estimate of the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement for all known and measurable tax exposures (see Note 4).

Cash and Cash Equivalents

We consider all highly liquid investments with a remaining maturity of three months or less at acquisition to be cash equivalents.

The following table summarizes supplemental Pinnacle West cash flow information for each of the last three years (dollars in thousands):

	Year ended December 31,
	2017	2016	2015
Cash paid during the period for:
Income taxes, net of refunds	$2,186	$9,956	$6,550
Interest, net of amounts capitalized	189,288	184,462	170,209
Significant non-cash investing and financing activities:
Accrued capital expenditures	$130,404	$114,855	$83,798
Dividends declared but not paid	77,667	72,926	69,363

Intangible Assets

We have no goodwill recorded and have separately disclosed other intangible assets, primarily APS's software, on Pinnacle West’s Consolidated Balance Sheets. The intangible assets are amortized over their finite useful lives.  Amortization expense was $72 million in 2017, $58 million in 2016, and $58 million in 2015.  Estimated amortization expense on existing intangible assets over the next five years is $53 million in 2018, $38 million in 2019, $28 million in 2020, $22 million in 2021, and $17 million in 2022.  At December 31, 2017, the weighted-average remaining amortization period for intangible assets was 6 years.

Investments

El Dorado holds investments in both debt and equity securities.  Investments in debt securities are generally accounted for as held-to-maturity and investments in equity securities are accounted for using either the equity method (if significant influence) or the cost method (if less than 20% ownership and no significant influence).

Our investments in the nuclear decommissioning trust fund, and coal reclamation escrow, are accounted for in accordance with guidance on accounting for certain investments in debt and equity securities. See Note 13 and Note 19 for more information on these investments.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 2 for new accounting guidance relating to financial instruments including investments in equity securities, effective for us in 2018.

Business Segments

Pinnacle West’s reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electricity service to Native Load customers) and related activities and includes electricity generation, transmission and distribution. All other segment activities are insignificant.

Preferred Stock

At December 31, 2017, Pinnacle West had 10 million shares of serial preferred stock authorized with no par value, none of which was outstanding, and APS had 15,535,000 shares of various types of preferred stock authorized with $25, $50 and $100 par values, none of which was outstanding.

2.    New Accounting Standards

 ASU 2014-09, Revenue from Contracts with Customers

In May 2014, a new revenue recognition accounting standard was issued. This standard provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Since the issuance of the new revenue standard, additional guidance was issued to clarify certain aspects of the new revenue standard, including principal versus agent considerations, identifying performance obligations, and other narrow scope improvements. The new revenue standard, and related amendments, became effective for us on January 1, 2018. The standard may be adopted using a full retrospective application or a simplified transition method that allows entities to record a cumulative effect adjustment in retained earnings at the date of initial application.

We adopted this standard on January 1, 2018 using the modified retrospective transition approach. The adoption of this standard will not have significant impact on our financial statement results. Our revenues are derived primarily from sales of electricity to our regulated retail customers, and based on our assessment the adoption of this guidance does not generally impact the timing of our revenue recognition relating to these customers. The adoption of the new standard will result in expanded revenue related disclosures.

ASU 2016-01, Financial Instruments: Recognition and Measurement

In January 2016, a new accounting standard was issued relating to the recognition and measurement of financial instruments. The new guidance will require certain investments in equity securities to be measured at fair value with changes in fair value recognized in net income, and modifies the impairment assessment of certain equity securities. The new standard became effective for us on January 1, 2018. Certain aspects of the standard require a cumulative effect adjustment and other aspects of the standard are required to be adopted prospectively. We adopted this standard on a prospective basis on January 1, 2018. The adoption of this standard will not have a significant impact on our financial statement results, as we did not have significant equity investments impacted by this standard.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-02, Leases

In February 2016, a new lease accounting standard was issued. This new standard supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new standard will require a lessee to reflect most operating lease arrangements on the balance sheet by recording a right-of-use asset and a lease liability that will initially be measured at the present value of lease payments. Among other changes, the new standard also modifies the definition of a lease, and requires expanded lease disclosures. In January 2018, additional lease guidance was issued specifically relating to land easements and how entities may elect to account for these arrangements at transition. The new standard, and related amendments, will be effective for us on January 1, 2019, with early application permitted. The standard must be adopted using a modified retrospective approach, with various optional practical expedients provided to facilitate transition.

We plan on adopting this standard, and related amendments, on January 1, 2019, and are evaluating the transition practical expedients we may elect. Our evaluation of this new accounting standard and the impacts it will have on our financial statements is on-going. We expect the adoption of the new guidance will impact our Consolidated Balance Sheets as we will be required to reflect lease assets and lease liabilities relating to certain operating lease arrangements. We are currently evaluating the significance of the expected balance sheet impacts, and the impacts, if any, the lease guidance will have on our other financial statements. Our evaluation includes assessing leasing activities, implementing new processes and procedures, and preparing the expanded lease disclosures.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, a new accounting standard was issued that clarifies how entities should present certain specific cash flow activities on the statement of cash flows. The guidance is intended to eliminate diversity in practice in how entities classify these specific activities between cash flows from operating activities, investing activities and financing activities. The specific activities addressed include debt prepayments and extinguishment costs, proceeds from the settlement of insurance claims, proceeds from corporate owned life insurance policies, and other activities. The standard also addresses how entities should apply the predominance principle when a transaction includes separately identifiable cash flows. The new standard is effective for us, and will be adopted, during the first quarter of 2018 using a retrospective transition method. The adoption of this guidance will not have a significant impact on our financial statements, as either our statement of cash flow presentation is consistent with the new prescribed guidance or we do not have significant activities relating to the specific transactions that are addressed by the new standard.

ASU 2016-18, Statement of Cash Flows: Restricted Cash

In November 2016, a new accounting standard was issued that clarifies how restricted cash and restricted cash equivalents should be presented on the statement of cash flows. The new guidance requires entities to include restricted cash and restricted cash equivalents as a component of the beginning and ending cash and cash equivalent balances on the statement of cash flows. The new standard is effective for us, and will be adopted, during the first quarter of 2018 using a retrospective transition method. We do not expect the adoption of this guidance will impact our financial statements, as our holdings and activities designated as restricted cash and restricted cash equivalents are generally insignificant.

ASU 2017-01, Business Combinations: Clarifying the Definition of a Business

In January 2017, a new accounting standard was issued that clarifies the definition of a business. This standard is intended to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business.  The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard became effective for us on January 1, 2018 using a prospective approach. We adopted this new standard on January 1, 2018, using a prospective approach with no impacts on our financial statements on the date of adoption.

ASU 2017-05, Other Income: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, a new accounting standard was issued that intended to clarify the scope of accounting guidance pertaining to gains and losses from the derecognition of nonfinancial assets, and to add guidance for partial sales of nonfinancial assets. The new standard became effective for us on January 1, 2018. The guidance may be applied using either a retrospective or modified retrospective transition approach. We adopted this standard on January 1, 2018 using a modified retrospective transition approach. The adoption of this guidance did not have a significant impact on our financial statement results.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, a new accounting standard was issued that modifies how plan sponsors present net periodic pension cost and net periodic postretirement benefit cost (net benefit costs). The presentation changes will require net benefit costs to be disaggregated on the income statement by the various components that comprise these costs. Specifically, only the service cost component will be eligible for presentation as an operating income item, and all other cost components will be presented as non-operating items. This presentation change must be applied retrospectively. Furthermore, the new standard only allows the service cost component to be eligible for capitalization. The change in capitalization requirements must be applied prospectively. The new guidance became effective for us on January 1, 2018.

We adopted this new accounting standard on January 1, 2018. Beginning in the first quarter of 2018, we will present the non-service cost components of net benefit costs in other income instead of operating income. Prior year non-service cost components will also be reclassified from operating income to other income. Upon adoption, we will no longer capitalize a portion of the non-service cost components of net benefit costs. In 2018, because the non-service cost components are a reduction to total benefit costs, we estimate this change will result in the capitalization of an additional $15 million of net benefit costs, with a corresponding increase to pretax income. See note 7 for additional information related to our pension plans and other postretirement benefits.

ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities

In August 2017, a new accounting standard was issued that modifies hedge accounting guidance with the intent of simplifying the application of hedge accounting. The new standard is effective for us on January 1, 2019, with early application permitted. At transition, the guidance requires the changes to be applied to hedging relationships existing on the date of adoption, with the effect of adoption reflected as of the beginning of the fiscal year of adoption using a cumulative effect adjustment approach. The presentation and disclosure changes may be applied prospectively. We are evaluating the new guidance, but at this time we do not expect the adoption of this guidance will have a significant impact on our financial statement results as we are currently not applying hedge accounting.

ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, new accounting guidance was issued that allows entities an optional election to reclassify the income tax effects of the 2017 Tax Cuts and Jobs Act legislation on items within accumulated other comprehensive income to retained earnings. Amounts eligible for reclassification must relate to the effects from the Tax Cuts and Jobs Act remaining in accumulated other comprehensive income. The new guidance also requires expanded disclosures. This guidance is effective for us on January 1, 2019 with early application permitted. The guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the Tax Cuts and Jobs Act was recognized. We are currently evaluating this new guidance to determine whether we will elect this reclassification adjustment. The adoption of this guidance will not impact our income from continuing operations. See Note 4 for additional discussion of the Tax Cuts and Jobs Act.

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

On March 27, 2017, a majority of the stakeholders in the general retail rate case, including the ACC Staff, the Residential Utility Consumer Office, limited income advocates and private rooftop solar organizations signed a settlement agreement (the "2017 Settlement Agreement") and filed it with the ACC. The 2017 Settlement Agreement provides for a net retail base rate increase of $94.6 million, excluding the transfer of adjustor balances, consisting of: (1) a non-fuel, non-depreciation, base rate increase of $87.2 million per year; (2) a base rate decrease of $53.6 million attributable to reduced fuel and purchased power costs; and (3) a base rate increase of $61.0 million due to changes in depreciation schedules. The average annual customer bill impact under the 2017 Settlement Agreement is an increase of 3.28% (the average annual bill impact for a typical APS residential customer is 4.54%).

Other key provisions of the agreement include the following:

•	an agreement by APS not to file another general retail rate case application before June 1, 2019;

•	an authorized return on common equity of 10.0%;

•	a capital structure comprised of 44.2% debt and 55.8% common equity;

•	a cost deferral order for potential future recovery in APS’s next general retail rate case for the construction and operating costs APS incurs for its Ocotillo modernization project;

•
a cost deferral and procedure to allow APS to request rate adjustments prior to its next general retail rate case related to its share of the construction costs associated with installing selective catalytic reduction ("SCR") equipment at Four Corners;

•	a deferral for future recovery (or credit to customers) of the Arizona property tax expense above or below a specified test year level caused by changes to the applicable Arizona property tax rate;

•	an expansion of the PSA to include certain environmental chemical costs and third-party battery storage costs;

•
a new AZ Sun II program (now known as APS Solar Communities) for utility-owned solar distributed generation ("DG") with the purpose of expanding access to rooftop solar for low and moderate income Arizonans, recoverable through the RES, to be no less than $10 million per year, and not more than $15 million per year;

•	an increase to the per kWh cap for the environmental improvement surcharge from $0.00016 to $0.00050 and the addition of a balancing account;

•	rate design changes, including:

▪	a change in the on-peak time of use period from noon - 7 p.m. to 3 p.m. - 8 p.m. Monday through Friday, excluding holidays;

▪	non-grandfathered DG customers would be required to select a rate option that has time of use rates and either a new grid access charge or demand component;

▪	a Resource Comparison Proxy (“RCP”) for exported energy of 12.9 cents per kWh in year one; and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
an agreement by APS not to pursue any new self-build generation (with certain exceptions) having an in-service date prior to January 1, 2022 (extended to December 31, 2027 for combined-cycle generating units), unless expressly authorized by the ACC.

Through a separate agreement, APS, industry representatives, and solar advocates committed to stand by the 2017 Settlement Agreement and refrain from seeking to undermine it through ballot initiatives, legislation or advocacy at the ACC.

On August 15, 2017, the ACC approved (by a vote of 4-1), the 2017 Settlement Agreement without material modifications.  On August 18, 2017, the ACC issued a final written Opinion and Order reflecting its decision in APS’s general retail rate case (the "2017 Rate Case Decision"), which is subject to requests for rehearing and potential appeal. The new rates went into effect on August 19, 2017. On August 20, 2017, Commissioner Burns filed a special action petition in the Arizona Supreme Court seeking to vacate the ACC's order approving the 2017 Settlement Agreement so that alleged issues of disqualification and bias on the part of the other Commissioners can be fully investigated.   APS opposed the petition, and on October 17, 2017, the Arizona Supreme Court declined to accept jurisdiction over Commissioner Burns’ special action petition.

On October 17, 2017, Warren Woodward (an intervener in APS's general retail rate case) filed a Notice of Appeal in the Arizona Court of Appeals, Division One. The notice raises a single issue related to the application of certain rate schedules to new APS residential customers after May 1, 2018. Mr. Woodward filed a second notice of appeal on November 13, 2017 challenging APS’s $5 per month automated metering infrastructure opt-out program. Mr. Woodward’s two appeals have been consolidated and APS has filed a motion to intervene. APS cannot predict the outcome of this consolidated appeal but does not believe it will have a material impact.

On January 3, 2018, an APS customer filed a petition with the ACC that was determined by the ACC Staff to be a complaint filed pursuant to Arizona Revised Statute §40-246 (the “Complaint”) and not a request for rehearing. Arizona Revised Statute §40-246 requires the ACC to hold a hearing regarding any complaint alleging that a public service corporation is in violation of any commission order or that the rates being charged are not just and reasonable if the complaint is signed by at least twenty-five customers of the public service corporation. The Complaint alleged that APS is “in violation of commission order” [sic]. On February 13, 2018, the complainant filed an amended Complaint alleging that the rates and charges in the 2017 Rate Case Decision are not just and reasonable.  The complainant is requesting that the ACC hold a hearing on her amended Complaint to determine if the average bill impact on residential customers of the rates and charges approved in the 2017 Rate Case Decision is greater than 4.54% (the average annual bill impact for a typical APS residential customer estimated by APS), and if so, what effect the alleged greater bill impact has on APS's revenues and the overall reasonableness and justness of APS's rates and charges, in order to determine if there is sufficient evidence to warrant a full-scale rate hearing.  APS cannot predict the outcome of this matter.

Prior Rate Case Filing with the Arizona Corporation Commission

On June 1, 2011, APS filed an application with the ACC for a net retail base rate increase of $95.5 million.  On January 6, 2012, APS and other parties to the general retail rate case entered into the 2012 Settlement Agreement (the "2012 Settlement Agreement") detailing the terms upon which the parties agreed to settle the rate case.  On May 15, 2012, the ACC approved the 2012 Settlement Agreement without material modifications.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost Recovery Mechanisms

APS has received regulatory decisions that allow for more timely recovery of certain costs outside of a general retail rate case through the following recovery mechanisms.

Renewable Energy Standard.  In 2006, the ACC approved the RES.  Under the RES, electric utilities that are regulated by the ACC must supply an increasing percentage of their retail electric energy sales from eligible renewable resources, including solar, wind, biomass, biogas and geothermal technologies.  In order to achieve these requirements, the ACC allows APS to include a RES surcharge as part of customer bills to recover the approved amounts for use on renewable energy projects.  Each year APS is required to file a 5-year implementation plan with the ACC and seek approval for funding the upcoming year’s RES budget.

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

On July 1, 2016, APS filed its 2017 RES Implementation Plan and proposed a budget of approximately $150 million. APS’s budget request included additional funding to process the high volume of residential rooftop solar interconnection requests and also requested a permanent waiver of the residential distributed energy requirement for 2017 contained in the RES rules. On April 7, 2017, APS filed an amended 2017 RES Implementation Plan and updated budget request which included the revenue neutral transfer of specific revenue requirements into base rates in accordance with the 2017 Settlement Agreement.  On August 15, 2017, the ACC approved the 2017 RES Implementation Plan.

On June 30, 2017, APS filed its 2018 RES Implementation Plan and proposed a budget of approximately $90 million.  APS’s budget request supports existing approved projects and commitments and includes the anticipated transfer of specific revenue requirements into base rates in accordance with the 2017 Settlement Agreement and also requests a permanent waiver of the residential distributed energy requirement for 2018 contained in the RES rules. APS's 2018 RES budget request is lower than the 2017 RES budget due in part to a certain portion of the RES being collected by APS in base rates rather than through the RES adjustor.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 20, 2017, APS filed an updated 2018 RES budget to include budget adjustments for APS Solar Communities (formerly known as AZ Sun II), which was approved as part of the 2017 Rate Case Decision. APS Solar Communities is a 3-year program requiring APS to spend $10-$15 million in capital costs each year to install utility-owned DG systems for low to moderate income residential homes, buildings of non-profit entities, Title I schools and rural government facilities. The 2017 Rate Case Decision provided that all operations and maintenance expenses, property taxes, marketing and advertising expenses, and the capital carrying costs for this program will be recovered through the RES. The ACC has not yet ruled on APS's 2018 RES Implementation Plan.

In September 2016, the ACC initiated a proceeding which will examine the possible modernization and expansion of the RES.  The ACC noted that many of the provisions of the original rule may no longer be appropriate, and the underlying economic assumptions associated with the rule have changed dramatically.  The proceeding will review such issues as the rapidly declining cost of solar generation, an increased interest in community solar projects, energy storage options, and the decline in fossil fuel generation due to stringent regulations of EPA.  The proceeding will also examine the feasibility of increasing the standard to 30% of retail sales by 2030, in contrast to the current standard of 15% of retail sales by 2025. On January 30, 2018, ACC Commissioner Tobin proposed a new standard in this proceeding which would broaden the RES to include a series of energy reform policies tied to clean energy sources. The proposal would rename the RES to the Clean Resource Energy Standard and Tariff ("CREST").  APS cannot predict the outcome of this proceeding.

Demand Side Management Adjustor Charge. The ACC Electric Energy Efficiency Standards require APS to submit a Demand Side Management Implementation Plan ("DSM Plan") annually for review by and approval of the ACC. On March 20, 2015, APS filed an application with the ACC requesting a budget of $68.9 million for 2015 and minor modifications to its DSM portfolio going forward, including for the first time three resource savings projects which reflect energy savings on APS's system. The ACC approved APS’s 2015 DSM budget on November 25, 2015. In its decision, the ACC also ruled that verified energy savings from APS's resource savings projects could be counted toward compliance with the Electric Energy Efficiency Standards; however, the ACC ruled that APS was not allowed to count savings from systems savings projects toward determination of the achievement of performance incentives, nor may APS include savings from conservation voltage reduction in the calculation of its LFCR mechanism.

On June 1, 2016, APS filed its 2017 DSM Plan, in which APS proposed programs and measures that specifically focus on reducing peak demand, shifting load to off-peak periods and educating customers about strategies to manage their energy and demand.  The requested budget in the 2017 DSM Plan is $62.6 million. On January 27, 2017, APS filed an updated and modified 2017 DSM Plan that incorporated the proposed Residential Demand Response, Energy Storage and Load Management Program and requested that the budget be increased to $66.6 million. On August 15, 2017, the ACC approved the amended 2017 DSM Plan.

On September 1, 2017, APS filed its 2018 DSM Plan, which proposes modifications to the demand side management portfolio to better meet system and customer needs by focusing on peak demand reductions, storage, load shifting and demand response programs in addition to traditional energy savings measures. The 2018 DSM Plan seeks a reduced requested budget of $52.6 million and requests a waiver of the Electric Energy Efficiency Standard for 2018.   On November 14, 2017, APS filed an amended 2018 DSM Plan, which revised the allocations between budget items to address customer participation levels, but kept the overall budget at $52.6 million.

Electric Energy Efficiency. On June 27, 2013, the ACC voted to open a new docket investigating whether the Electric Energy Efficiency Standards should be modified.  The ACC held a series of three workshops in March and April 2014 to investigate methodologies used to determine cost effective energy

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

efficiency programs, cost recovery mechanisms, incentives, and potential changes to the Electric Energy Efficiency and Resource Planning Rules.

On November 4, 2014, the ACC staff issued a request for informal comment on a draft of possible amendments to Arizona’s Electric Energy Efficiency Standards. The draft proposed substantial changes to the rules and energy efficiency standards. The ACC accepted written comments and took public comment regarding the possible amendments on December 19, 2014. On July 12, 2016, the ACC Commissioners ordered that ACC staff convene a workshop within 120 days to discuss a number of issues related to the Electric Energy Efficiency Standards, including the process of determining the cost effectiveness of DSM programs and the treatment of peak demand and capacity reductions, among others. ACC staff convened the workshop on November 29, 2016 and sought public comment on potential revisions to the Electric Energy Efficiency Standards. APS cannot predict the outcome of this proceeding.

Power Supply Adjustor Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs. The PSA is subject to specified parameters and procedures, including the following:

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

•
The PSA rate includes (a) a “Forward Component,” under which APS recovers or refunds differences between expected fuel and purchased power costs for the upcoming calendar year and those embedded in the Base Fuel Rate; (b) a “Historical Component,” under which differences between actual fuel and purchased power costs and those recovered or refunded through the combination of the Base Fuel Rate and the Forward Component are recovered during the next PSA Year; and (c) a “Transition Component,” under which APS may seek mid-year PSA changes due to large variances between actual fuel and purchased power costs and the combination of the Base Fuel Rate and the Forward Component; and

•	The PSA rate may not be increased or decreased more than $0.004 per kWh in a year without permission of the ACC.

The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2017 and 2016 (dollars in thousands):

	Twelve Months Ended December 31,
	2017	2016
Beginning balance	$12,465	$(9,688)
Deferred fuel and purchased power costs — current period	48,405	60,303
Amounts refunded/(charged) to customers	14,767	(38,150)
Ending balance	$75,637	$12,465

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The PSA rate for the PSA year beginning February 1, 2017 was $(0.001348) per kWh, as compared to $0.001678 per kWh for the prior year.  This rate was comprised of a forward component of $(0.001027) per kWh and a historical component of $(0.000321) per kWh. On August 19, 2017, the PSA rate was revised to $0.000555 per kWh as part of the 2017 Rate Case Decision. This new rate was comprised of a forward component of $0.000876 per kWh and a historical component of $(0.000321) per kWh. On November 30, 2017, APS submitted its calculation for the 2018 PSA year beginning February 1, 2018. The current PSA rate is $.004555 per kWh consisting of a forward component of $.002009 per kWh and a historical component of $.002546 per kWh.

Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters.  In July 2008, the FERC approved an Open Access Transmission Tariff for APS to move from fixed rates to a formula rate-setting methodology in order to more accurately reflect and recover the costs that APS incurs in providing transmission services.  A large portion of the rate represents charges for transmission services to serve APS's retail customers ("Retail Transmission Charges").  In order to recover the Retail Transmission Charges, APS was previously required to file an application with, and obtain approval from, the ACC to reflect changes in Retail Transmission Charges through the TCA.  Under the terms of the 2012 Settlement Agreement, however, an adjustment to rates to recover the Retail Transmission Charges will be made annually each June 1 and will go into effect automatically unless suspended by the ACC.

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

On January 31, 2017, APS made a filing to reduce the Post-Employment Benefits Other than Pension expense reflected in its FERC transmission formula rate calculation to recognize certain savings resulting from plan design changes to the other postretirement benefit plans.  A transmission customer intervened and protested certain aspects of APS’s filing.  FERC initiated a proceeding under Section 206 of the Federal Power Act to evaluate the justness and reasonableness of the revised formula rate filing APS proposed.  APS entered into a settlement agreement with the intervening transmission customer, which was filed with FERC for approval on September 26, 2017. FERC approved the settlement agreement without modification or condition on December 21, 2017.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lost Fixed Cost Recovery Mechanism. The LFCR mechanism permits APS to recover on an after-the-fact basis a portion of its fixed costs that would otherwise have been collected by APS in the kWh sales lost due to APS energy efficiency programs and to DG such as rooftop solar arrays.  The fixed costs recoverable by the LFCR mechanism were first established in the 2012 Settlement Agreement and amount to approximately 3.1 cents per residential kWh lost and 2.3 cents per non-residential kWh lost.  These amounts were revised in the 2017 Settlement Agreement to 2.5 cents for both lost residential and non-residential kWh. The LFCR adjustment has a year-over-year cap of 1% of retail revenues.  Any amounts left unrecovered in a particular year because of this cap can be carried over for recovery in a future year.  The kWh’s lost from energy efficiency are based on a third-party evaluation of APS’s energy efficiency programs.  DG sales losses are determined from the metered output from the DG units.

APS filed its 2016 annual LFCR adjustment on January 15, 2016, requesting an LFCR adjustment of $46.4 million (a $7.9 million annual increase). The ACC approved the 2016 annual LFCR effective beginning in May 2016. APS filed its 2017 LFCR adjustment on January 13, 2017 requesting an LFCR adjustment of $63.7 million (a $17.3 million per year increase over 2016 levels). On April 5, 2017, the ACC approved the 2017 annual LFCR adjustment as filed, effective with the first billing cycle of April 2017. On February 15, 2018, APS filed its LFCR Adjustment, requesting that effective May 1, 2018, the LFCR be adjusted to $60.7 million (a $3 million per year decrease over 2017 levels). Because the LFCR mechanism has a balancing account that trues up any under or over recoveries, a one or two month delay in implementation does not have an adverse effect on APS.

Tax Expense Adjustor Mechanism and FERC Tax Filing.  As part of the 2017 Settlement Agreement, the parties agreed to a rate adjustment mechanism to address potential federal income tax reform and enable the pass-through of certain income tax effects to customers. On December 22, 2017 the Tax Cuts and Jobs Act (“Tax Act”) was enacted.  This legislation made significant changes to the federal income tax laws including a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018.

On January 8, 2018, APS filed an application with the ACC requesting that the TEAM be implemented in two steps.  The first addresses the change in the marginal federal tax rate from 35% to 21% resulting from the Tax Act and, if approved, would reduce rates by $119.1 million annually through an equal cents per kWh credit.  APS asked that this decrease become effective February 1, 2018. On February 22, 2018, the ACC approved the reduction of rates by $119.1 million annually through an equal cents per kWh credit applied to all but a small subset of customers who are taking service under specially-approved tariffs. The rate reduction will be effective March 1, 2018.

The second step will address the amortization of excess deferred taxes previously collected from customers. APS is analyzing the final impact of the Tax Act provisions related to deferred taxes and intends to make a second TEAM filing later in 2018.

The TEAM expressly applies to APS's retail rates with the exception noted above. The Company expects to make a filing with FERC in the first quarter of 2018 seeking authorization to provide for the cost reductions resulting from the income tax changes in its wholesale transmission rates.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Metering

In 2015, the ACC voted to conduct a generic evidentiary hearing on the value and cost of DG to gather information that will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A hearing was held in April 2016. On October 7, 2016, the Administrative Law Judge issued a recommendation in the docket concerning the value and cost of DG solar installations. On December 20, 2016, the ACC completed its open meeting to consider the recommended opinion and order by the Administrative Law Judge. After making several amendments, the ACC approved the recommended opinion and order by a 4-1 vote. As a result of the ACC’s action, effective as of APS’s 2017 Rate Case Decision, the current net metering tariff that governs payments for energy exported to the grid from rooftop solar systems was replaced by a more formula-driven approach that utilizes inputs from historical wholesale solar power costs and eventually an avoided cost methodology.

As amended, the decision provides that payments by utilities for energy exported to the grid from DG solar facilities will be determined using a RCP methodology, a method that is based on the price that APS pays for utility-scale solar projects on a five year rolling average, while a forecasted avoided cost methodology is being developed.  The price established by this RCP method will be updated annually (between general retail rate cases) but will not be decreased by more than 10% per year. Once the avoided cost methodology is developed, the ACC will determine in APS's subsequent general retail rate cases which method (or a combination of methods) is appropriate to determine the actual price to be paid by APS for exported distributed energy.

In addition, the ACC made the following determinations:

•
Customers who have interconnected a DG system or submitted an application for interconnection for DG systems prior to August 19, 2017, the date new rates were effective based on APS's 2017 Rate Case Decision, will be grandfathered for a period of 20 years from the date the customer’s interconnection application was accepted by the utility;

•	Customers with DG solar systems are to be considered a separate class of customers for ratemaking purposes; and

•
Once an export price is set for APS, no netting or banking of retail credits will be available for new DG customers, and the then-applicable export price will be guaranteed for new customers for a period of 10 years.

This decision of the ACC addresses policy determinations only. The decision states that its principles will be applied in future general retail rate cases, and the policy determinations themselves may be subject to future change, as are all ACC policies. A first-year export energy price of 12.9 cents per kWh is included in the 2017 Settlement Agreement and became effective on August 19, 2017.

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

Subpoena from Arizona Corporation Commissioner Robert Burns

On August 25, 2016, Commissioner Burns, individually and not by action of the ACC as a whole, served subpoenas in APS’s then current retail rate proceeding on APS and Pinnacle West for the production of records and information relating to a range of expenditures from 2011 through 2016. The subpoenas requested information concerning marketing and advertising expenditures, charitable donations, lobbying expenses, contributions to 501(c)(3) and (c)(4) nonprofits and political contributions. The return date for the production of information was set as September 15, 2016. The subpoenas also sought testimony from Company personnel having knowledge of the material, including the Chief Executive Officer.

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

On February 7, 2017, Commissioner Burns opened a new ACC docket and indicated that its purpose is to study and rectify problems with transparency and disclosure regarding financial contributions from regulated monopolies or other stakeholders who may appear before the ACC that may directly or indirectly benefit an ACC Commissioner, a candidate for ACC Commissioner, or key ACC staff.  As part of this docket, Commissioner Burns set March 24, 2017 as a deadline for the production of all information previously requested through the subpoenas. Neither APS nor Pinnacle West produced the information requested and instead objected to the subpoena. On March 10, 2017, Commissioner Burns filed suit against APS and Pinnacle West in the Superior Court of Arizona for Maricopa County in an effort to enforce his subpoenas. On March 30, 2017, APS filed a motion to dismiss Commissioner Burns' suit against APS and Pinnacle West. In response to the motion to dismiss, the court stayed the suit and ordered Commissioner Burns to file a motion to compel the production of the information sought by the subpoenas with the ACC. On June 20, 2017, the ACC denied the motion to compel. On August 4, 2017, Commissioner Burns amended his complaint to add all of the ACC Commissioners and the ACC itself as defendants. All defendants moved to dismiss the complaint. On February 15, 2018, the Superior Court dismissed Commissioner Burns’ complaint. The matter is subject to appeal. APS and Pinnacle West cannot predict the outcome of this matter.

In addition to the Superior Court proceedings discussed above, on August 20, 2017, Commissioner Burns filed a special action petition in the Arizona Supreme Court seeking to vacate the 2017 Rate Case Decision so that alleged issues of disqualification and bias on the part of the other Commissioners could be fully investigated. APS opposed the petition, and on October 17, 2017, the Arizona Supreme Court declined to accept jurisdiction over Commissioner Burns’ special action petition.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Renewable Energy Ballot Initiative
On February 20, 2018, a coalition of renewable energy advocates filed with the Arizona Secretary of State a ballot initiative for an Arizona constitutional amendment requiring Arizona public service corporations to procure 50% of their energy supply from renewable sources by 2030. For purposes of the proposed amendment, eligible renewable sources would not include nuclear generating facilities. The stated goal of the Clean Energy for a Healthy Arizona coalition is to complete the necessary steps to allow the initiative to be placed on the November 2018 Arizona elections ballot. The coalition must present over 225,000 verifiable signatures to the Secretary of State by July 5, 2018 to meet that goal. APS intends to oppose this effort. We believe the initiative is irresponsible and would result in negative impacts to Arizona utility customers, the Arizona economy and our company. We cannot predict the outcome of this matter.
Clean Resource Energy Standard and Tariff

On January 30, 2018, ACC Commissioner Tobin proposed the CREST, which consists of a series of energy reform policies tied to clean energy sources such as energy storage, biomass, energy efficiency, electric vehicles, and expanded energy planning through the Integrated Resource Plan process. The ACC has not yet initiated any formal proceedings with respect to Commissioner Tobin’s proposal; however, on February 22, 2018, the ACC Staff filed a Notice of Inquiry to further examine the matter. APS cannot predict the outcome of this matter.

Four Corners

SCE-Related Matters. On December 30, 2013, APS purchased SCE’s 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general retail rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013. On December 23, 2014, the ACC approved rate adjustments resulting in a revenue increase of $57.1 million on an annual basis.  This included the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase through its inclusion in rates.  The 2012 Settlement Agreement also provided for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $56 million as of December 31, 2017 and is being amortized in rates over a total of 10 years. The ACC's rate adjustment decision was appealed and on September 26, 2017, the Court of Appeals affirmed the ACC's decision on the Four Corners rate adjustment.

As part of APS’s acquisition of SCE’s interest in Units 4 and 5, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination. On December 22, 2015, APS and SCE agreed to terminate the Transmission Termination Agreement and allow for the Transmission Agreement to expire according to its terms, which includes settling obligations in accordance with the terms of the Transmission Agreement. APS established a regulatory asset of $12 million in 2015 in connection with the payment required under the terms of the Transmission Agreement. On July 1, 2016, FERC issued an order denying APS’s request to recover the regulatory asset through its FERC-jurisdictional rates.  APS and SCE completed the termination of the Transmission Agreement on July 6,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016. APS made the required payment to SCE and wrote-off the $12 million regulatory asset and charged operating revenues to reflect the effects of this order in the second quarter of 2016.  On July 29, 2016, APS filed a request for rehearing with FERC. In its order denying recovery, FERC also referred to its enforcement division a question of whether the agreement between APS and SCE relating to the settlement of obligations under the Transmission Agreement was a jurisdictional contract that should have been filed with FERC. On October 5, 2017, FERC issued an order denying APS's request for rehearing. FERC also upheld its prior determination that the agreement relating to the settlement was a jurisdictional contract and should have been filed with FERC. APS cannot predict whether or if the enforcement division will take any action. APS filed an appeal of FERC's July 1, 2016 and October 5, 2017 orders with the United States Court of Appeals for the Ninth Circuit on December 4, 2017. That proceeding is pending and APS cannot predict the outcome of the proceeding.

SCR Cost Recovery. On December 29, 2017, in accordance with the 2017 Rate Case Decision, APS filed a Notice of Intent to file its SCR Rate Rider to permit recovery of costs associated with the installation of SCR equipment at Four Corners Units 4 and 5.  APS intends to file the SCR Rate Rider in April 2018. Consistent with the 2017 Rate Case Decision, the rate rider filing will be narrow in scope and will address only costs associated with this specific environmental compliance equipment. Also, as provided for in the 2017 Rate Case Decision, APS will request that the rate rider become effective no later than January 1, 2019.

Cholla

On September 11, 2014, APS announced that it would close Unit 2 of Cholla and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit. APS closed Unit 2 on October 1, 2015. In early 2017, EPA approved a final rule incorporating APS's compromise proposal, which took effect on April 26, 2017.

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs ($105 million as of December 31, 2017), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. The 2017 Settlement Agreement also shortened the depreciation lives of Cholla Units 1 and 3 to 2026.
Navajo Plant
The co-owners of the Navajo Plant and the Navajo Nation agreed that the Navajo Plant will remain in operation until December 2019 under the existing plant lease. The co-owners and the Navajo Nation executed a lease extension on November 29, 2017 that will allow for decommissioning activities to begin after the plant ceases operations in December 2019. Various stakeholders including regulators, tribal representatives, the plant's coal supplier and the U.S. Department of the Interior have been meeting to determine if an alternate solution can be reached that would permit continued operation of the plant beyond 2019. Although we cannot predict whether any alternate plans will be found that would be acceptable to all of the stakeholders and feasible to implement, we believe it is probable that the Navajo Plant will cease operations in December 2019.

On February 14, 2017, the ACC opened a docket titled "ACC Investigation Concerning the Future of the Navajo Generating Station" with the stated goal of engaging stakeholders and negotiating a sustainable

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pathway for the Navajo Plant to continue operating in some form after December 2019. APS cannot predict the outcome of this proceeding.

APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book value of its remaining investment in the plant ($99 million as of December 31, 2017) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and may be material. APS believes it will be allowed recovery of the net book value, in addition to a return on its investment. In accordance with GAAP, in the second quarter of 2017, APS's remaining net book value of its interest in the Navajo Plant was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of this interest, all or a portion of the regulatory asset will be written off and APS's net income, cash flows, and financial position will be negatively impacted.

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in thousands):

S		December 31, 2017		December 31, 2016
	Amortization Through	Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$576,188	$—	$711,059
Retired power plant costs	2033	27,402	188,843	9,913	117,591
Income taxes - AFUDC equity	2047	3,828	142,852	6,305	152,118
Deferred fuel and purchased power — mark-to-market (Note 16)	2020	52,100	34,845	—	42,963
Four Corners cost deferral	2024	8,077	48,305	6,689	56,894
Income taxes — investment tax credit basis adjustment	2046	1,066	26,218	2,120	54,356
Lost fixed cost recovery (b)	2018	59,844	—	61,307	—
Palo Verde VIEs (Note 18)	2046	—	19,395	—	18,775
Deferred compensation	2036	—	36,413	—	35,595
Deferred property taxes	2027	8,569	74,926	—	73,200
Loss on reacquired debt	2038	1,637	15,305	1,637	16,942
AG-1 deferral	2022	2,654	8,472	—	5,868
Demand side management (b)	2017	—	—	3,744	—
Tax expense of Medicare subsidy	2024	1,236	7,415	1,513	10,589
Mead-Phoenix transmission line CIAC	2050	332	10,376	332	10,708
Deferred fuel and purchased power (b) (c)	2018	75,637	—	12,465	—
Coal reclamation	2026	1,068	12,396	418	5,182
Other	Various	4,638	353	432	1,588
Total regulatory assets (d)		$248,088	$1,202,302	$106,875	$1,313,428

(a)
This asset represents the future recovery of pension benefit obligations through retail rates.  If these costs are disallowed by the ACC, this regulatory asset would be charged to OCI and result in lower future revenues.  See Note 7 for further discussion.

(b)	See “Cost Recovery Mechanisms” discussion above.

(c)	Subject to a carrying charge.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d)
There are no regulatory assets for which the ACC has allowed recovery of costs, but not allowed a return by exclusion from rate base.  FERC rates are set using a formula rate as described in “Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters.”

The detail of regulatory liabilities is as follows (dollars in thousands):

		December 31, 2017		December 31, 2016
	Amortization Through	Current	Non-Current	Current	Non-Current
Excess deferred income taxes - Tax Cuts and Jobs Act	(a)	$—	$1,520,274	$—	$—
Asset retirement obligations	2057	—	332,171	—	279,976
Removal costs	(b)	18,238	209,191	29,899	223,145
Other post retirement benefits	(d)	37,642	151,985	32,662	123,913
Income taxes - deferred investment tax credit	2046	2,164	52,497	4,368	108,827
Income taxes - change in rates	2046	2,573	70,537	1,771	70,898
Spent nuclear fuel	2027	6,924	62,132	—	71,726
Renewable energy standard (c)	2018	23,155	—	26,809	—
Demand side management (c)	2019	3,066	4,921	—	20,472
Sundance maintenance	2030	—	16,897	—	15,287
Deferred gains on utility property	2022	4,423	10,988	2,063	8,895
Four Corners coal reclamation	2038	1,858	18,921	—	18,248
Other	Various	43	2,022	2,327	7,529
Total regulatory liabilities		$100,086	$2,452,536	$99,899	$948,916

(a)
See Note 4. While the majority of the excess deferred tax balance shown is subject to special amortization rules under federal income tax laws, which require amortization of the balance over the remaining regulatory life of the related property, treatment of a portion of the liability, and the month in which pass-through of the excess deferred tax balance will begin is subject to regulatory approval. This approval will be sought through the Company's TEAM adjustor mechanism and FERC filings in 2018. As a result, the Company cannot estimate the amount of this regulatory liability which is expected to reverse within the next 12 months.

(b)	In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal (see Note 11).

(c)	See “Cost Recovery Mechanisms” discussion above.

(d)	See Note 7.

4.    Income Taxes

Certain assets and liabilities are reported differently for income tax purposes than they are for financial statement purposes.  The tax effect of these differences is recorded as deferred taxes.  We calculate deferred taxes using currently enacted income tax rates.

APS has recorded regulatory assets and regulatory liabilities related to income taxes on its Balance Sheets in accordance with accounting guidance for regulated operations.  The regulatory assets are for certain temporary differences, primarily the allowance for equity funds used during construction, investment tax credit (“ITC”) basis adjustment and tax expense of Medicare subsidy.  The regulatory liabilities primarily relate to the change in income tax rates and deferred taxes resulting from ITCs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted. This legislation made significant changes to the federal income tax laws including a reduction in the corporate tax rate to 21% effective January 1, 2018. In accordance with generally accepted accounting principles, the effects of this corporate tax rate reduction were recognized for the year ending December 31, 2017. As a result of this rate reduction, the Company has recognized a $1.14 billion reduction in its net deferred income tax liabilities as of December 31, 2017.

In accordance with accounting for regulated companies, the effect of this rate reduction is substantially offset by a regulatory liability. As of December 31, 2017, to reflect the $1.14 billion reduction in its net deferred income tax liabilities caused by the rate reduction, APS has recorded a regulatory liability of $1.52 billion and a new $377 million deferred tax asset. The company intends to amortize the regulatory liability in accordance with applicable federal income tax laws, which require the amortization of a majority of the balance over the remaining regulatory life of the related property, and in a manner to be approved by its federal and state regulatory agencies. See Note 3 for more details.

Additionally, as a result of the corporate tax rate reduction, the Company recorded income tax expense of $9.3 million, for the year ended December 31, 2017, to recognize the effect of certain reductions in deferred tax assets, for which the Company did not believe recovery was probable through its revenue requirement.

Several sections of the Tax Cuts and Jobs Act contain technical ambiguities. These ambiguities include certain transition rules regarding the applicability of bonus depreciation to property acquired, or under construction, prior to September 28, 2017 and the continued deductibility of certain executive compensation arrangements in place prior to November 3, 2017. Management has recognized tax positions which it believes are more likely than not to be sustained upon examination based upon its interpretation of this legislation. Clarifying guidance may be issued through additional legislation, Treasury regulations, or other technical guidance, within the next 12 months which may impact the income tax effects of the Tax Act as recorded by the Company. As of December 31, 2017, the Company does not have a reasonable estimate of what the income tax effects of such clarifying guidance may be, if any.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, at the beginning and end of the year that are included in accrued taxes and unrecognized tax benefits (dollars in thousands):

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pinnacle West Consolidated			APS Consolidated
	2017	2016	2015	2017	2016	2015
Total unrecognized tax benefits, January 1	$36,075	$34,447	$44,775	$36,075	$34,447	$44,775
Additions for tax positions of the current year	2,937	2,695	2,175	2,937	2,695	2,175
Additions for tax positions of prior years	4,783	886	—	4,783	886	—
Reductions for tax positions of prior years for:
Changes in judgment	(1,829)	(1,953)	(10,244)	(1,829)	(1,953)	(10,244)
Settlements with taxing authorities	—	—	—	—	—	—
Lapses of applicable statute of limitations	—	—	(2,259)	—	—	(2,259)
Total unrecognized tax benefits, December 31	$41,966	$36,075	$34,447	$41,966	$36,075	$34,447

Included in the balances of unrecognized tax benefits are the following tax positions that, if recognized, would decrease our effective tax rate (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2017	2016	2015	2017	2016	2015
Tax positions, that if recognized, would decrease our effective tax rate	$16,373	$11,313	$9,523	$16,373	$11,313	$9,523

As of the balance sheet date, the tax year ended December 31, 2014 and all subsequent tax years remain subject to examination by the IRS.  With a few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2013.

We reflect interest and penalties, if any, on unrecognized tax benefits in the Pinnacle West Consolidated and APS Consolidated Statements of Income as income tax expense.  The amount of interest expense or benefit recognized related to unrecognized tax benefits are as follows (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2017	2016	2015	2017	2016	2015
Unrecognized tax benefit interest expense/(benefit) recognized	$577	$529	$(161)	$577	$529	$(161)

Following are the total amount of accrued liabilities for interest recognized related to unrecognized benefits that could reverse and decrease our effective tax rate to the extent matters are settled favorably (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	2017	2016	2015	2017	2016	2015
Unrecognized tax benefit interest accrued	$1,910	$1,333	$804	$1,910	$1,333	$804

Additionally, as of December 31, 2017, we have recognized less than $1 million of interest expense to be paid on the underpayment of income taxes for certain adjustments that we have filed, or will file, with the IRS.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax expense are as follows (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Current:
Federal	$11,624	$8,630	$(12,335)	$21,512	$711	$6,485
State	3,052	1,259	4,763	2,778	4,276	7,813
Total current	14,676	9,889	(7,572)	24,290	4,987	14,298
Deferred:
Federal	223,729	201,743	221,505	221,078	215,178	208,326
State	19,867	24,779	23,787	23,800	25,677	23,217
Total deferred	243,596	226,522	245,292	244,878	240,855	231,543
Income tax expense	$258,272	$236,411	$237,720	$269,168	$245,842	$245,841

On the APS Consolidated Statements of Income, federal and state income taxes are allocated between operating income and other income.

The following chart compares pretax income at the 35% federal income tax rate to income tax expense (dollars in thousands):

	Pinnacle West Consolidated			APS Consolidated
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Federal income tax expense at 35% statutory rate	$268,177	$244,278	$242,869	$277,540	$254,617	$250,267
Increases (reductions) in tax expense resulting from:
State income tax net of federal income tax benefit	14,897	16,311	18,265	17,276	18,750	20,433
Credits and favorable adjustments related to prior years resolved in current year	—	—	(2,169)	—	—	(1,892)
Medicare Subsidy Part-D	853	844	837	853	844	837
Stock compensation	(6,659)	(2,951)	—	(3,489)	(1,937)	—
Excess Deferred Income Taxes - Tax Cuts and Jobs Act	9,348	—	—	9,431	—	—
Allowance for equity funds used during construction (see Note 1)	(12,937)	(11,724)	(9,711)	(12,937)	(11,724)	(9,711)
Palo Verde VIE noncontrolling interest (see Note 18)	(6,823)	(6,823)	(6,626)	(6,823)	(6,823)	(6,626)
Investment tax credit amortization	(6,715)	(5,887)	(5,527)	(6,715)	(5,887)	(5,527)
Other	(1,869)	2,363	(218)	(5,968)	(1,998)	(1,940)
Income tax expense	$258,272	$236,411	$237,720	$269,168	$245,842	$245,841

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred income tax liability were as follows (dollars in thousands):

	Pinnacle West Consolidated		APS Consolidated
	December 31,		December 31,
	2017	2016	2017	2016
DEFERRED TAX ASSETS
Risk management activities	$25,103	$26,614	$25,103	$26,614
Regulatory liabilities:
Excess Deferred Income Taxes - Tax Cuts and Jobs Act	376,906	—	376,906	—
Asset retirement obligation and removal costs	135,847	200,140	135,847	200,140
Unamortized investment tax credits	54,661	113,195	54,661	113,195
Other postretirement benefits	47,021	60,375	47,021	60,375
Other	37,489	63,311	37,489	63,311
Pension liabilities	83,126	204,436	77,280	194,981
Renewable energy incentives	33,546	56,379	33,546	56,379
Credit and loss carryforwards	53,946	75,944	1,920	1,645
Other	102,432	158,421	108,223	187,453
Total deferred tax assets	950,077	958,815	897,996	904,093
DEFERRED TAX LIABILITIES
Plant-related	(2,220,886)	(3,297,989)	(2,220,886)	(3,297,989)
Risk management activities	(491)	(7,594)	(491)	(7,594)
Other postretirement assets	(66,134)	(63,477)	(65,733)	(62,819)
Regulatory assets:
Allowance for equity funds used during construction	(36,365)	(61,088)	(36,365)	(61,088)
Deferred fuel and purchased power — mark-to-market	(40,778)	(21,396)	(40,778)	(21,396)
Pension benefits	(142,848)	(274,184)	(142,848)	(274,184)
Retired power plant costs (see Note 3)	(53,611)	(49,166)	(53,611)	(49,166)
Other	(74,423)	(123,987)	(74,423)	(123,987)
Other	(5,346)	(5,166)	(5,346)	(5,165)
Total deferred tax liabilities	(2,640,882)	(3,904,047)	(2,640,481)	(3,903,388)
Deferred income taxes — net	$(1,690,805)	$(2,945,232)	$(1,742,485)	$(2,999,295)

As of December 31, 2017, the deferred tax assets for credit and loss carryforwards relate primarily to federal general business credits of approximately $79 million, which first begin to expire in 2034, and other federal and state credit carryforwards of $6 million, which first begin to expire in 2031. The credit and loss carryforwards amount above has been reduced by $31 million of unrecognized tax benefits.

5.      Lines of Credit and Short-Term Borrowings

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the consolidated credit facilities and the amounts available and outstanding as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017			December 31, 2016
	Pinnacle West	APS	Total	Pinnacle West	APS	Total
Commitments under Credit Facilities	$325,000	$1,000,000	$1,325,000	$275,000	$1,000,000	$1,275,000
Outstanding Commercial Paper and Revolving Credit Facility Borrowings	(95,400)	—	(95,400)	(41,700)	(135,500)	(177,200)
Amount of Credit Facilities Available	$229,600	$1,000,000	$1,229,600	$233,300	$864,500	$1,097,800

Weighted-Average Commitment Fees	0.125%	0.100%		0.125%	0.100%

Pinnacle West

At December 31, 2017, Pinnacle West had a $200 million facility that matures in May 2021. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At December 31, 2017, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $29.4 million of commercial paper borrowings.

On July 31, 2017, Pinnacle West amended its 364-day unsecured revolving credit facility to increase its capacity from $75 million to $125 million, and to extend the termination date of the facility from August 30, 2017 to July 30, 2018.  Borrowings under the facility bear interest at LIBOR plus 0.80% per annum. At December 31, 2017, Pinnacle West had $66 million outstanding under the facility.

APS

On June 29, 2017, APS replaced its $500 million revolving credit facility that would have matured in September 2020, with a new $500 million facility that matures in June 2022.

At December 31, 2017, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in May 2021 and the above-mentioned $500 million facility. APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit. At December 31, 2017, APS had no commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities. See "Financial Assurances" in Note 10 for a discussion of APS's other outstanding letters of credit.

Debt Provisions

On February 6, 2013, the ACC issued a financing order in which, subject to specified parameters and procedures, it approved APS’s short-term debt authorization equal to a sum of 7% of APS’s capitalization, and $500 million (which is required to be used for costs relating to purchases of natural gas and power). This financing order was set to expire on December 31, 2017; however, on December 15, 2016, APS filed a financing application with the ACC requesting continuation of its authorization of (i) Continuing Long-Term Debt of $5.1 billion and (ii) Continuing Short-Term Debt. The financing application is currently pending with

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the ACC. The authorizations approved in the 2013 order continue until further order of the ACC with respect to the pending application. See Note 6 for additional long-term debt provisions.

6.    Long-Term Debt and Liquidity Matters

All of Pinnacle West’s and APS’s debt is unsecured.  The following table presents the components of long-term debt on the Consolidated Balance Sheets outstanding at December 31, 2017 and 2016 (dollars in thousands):

	Maturity	Interest	December 31,
	Dates (a)	Rates	2017	2016
APS
Pollution control bonds:
Variable	2029	(b)	$35,975	$35,975
Fixed	2024-2029	1.75%-4.70%	147,150	147,150
Total pollution control bonds			183,125	183,125
Senior unsecured notes	2019-2046	2.20%-8.75%	4,275,000	3,725,000
Term loans	2018-2019	(c)	150,000	150,000
Unamortized discount			(11,288)	(11,816)
Unamortized premium			8,049	4,506
Unamortized debt issuance cost			(31,594)	(29,030)
Total APS long-term debt			4,573,292	4,021,785
Less current maturities			82,000	—
Total APS long-term debt less current maturities			4,491,292	4,021,785
Pinnacle West
Term loan	2017	(d)	—	125,000
Senior unsecured notes	2020	2.25%	300,000	—
Unamortized discount			(184)	—
Unamortized debt issuance cost			(1,395)	—
Total PNW long-term debt			298,421	125,000
Less current maturities			—	125,000
Total PNW long-term debt less current maturities			298,421	—
TOTAL LONG-TERM DEBT LESS CURRENT MATURITIES			$4,789,713	$4,021,785

(a)	This schedule does not reflect the timing of redemptions that may occur prior to maturities.

(b)	The weighted-average rate for the variable rate pollution control bonds was 1.77% at December 31, 2017 and 0.81% at December 31, 2016.

(c)	The weighted-average interest rate was 2.236% at December 31, 2017, and 1.427% at December 31, 2016.

(d)	The interest rate was 1.520% at December 31, 2016.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows principal payments due on Pinnacle West’s and APS’s total long-term debt (dollars in thousands):

Year	Consolidated Pinnacle West	Consolidated APS
2018	$82,000	$82,000
2019	600,000	600,000
2020	550,000	250,000
2021	—	—
2022	—	—
Thereafter	3,676,125	3,676,125
Total	$4,908,125	$4,608,125

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

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$298,421	$298,608	$125,000	$125,000
APS	4,573,292	5,006,348	4,021,785	4,300,789
Total	$4,871,713	$5,304,956	$4,146,785	$4,425,789

Credit Facilities and Debt Issuances

Pinnacle West

On November 30, 2017, Pinnacle West issued $300 million of 2.25% unsecured senior notes that mature on November 30, 2020.  The net proceeds from the sale were used to repay our $125 million term loan and for general corporate purposes.

APS

On March 21, 2017, APS issued an additional $250 million par amount of its outstanding 4.35% senior unsecured notes that mature on November 15, 2045.  The net proceeds from the sale were used to refinance commercial paper borrowings and to replenish cash temporarily used to fund capital expenditures.

On September 11, 2017, APS issued $300 million of 2.95% senior unsecured notes that mature on September 15, 2027. The net proceeds from the sale were used to refinance commercial paper and other indebtedness and to replenish cash used to fund capital expenditures.

On November 30, 2017, PNW contributed $150 million into APS in the form of an equity infusion.  APS used this contribution to repay short-term indebtedness, to finance capital expenditures and for other general corporate purposes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See “Lines of Credit and Short-Term Borrowings” in Note 5 and “Financial Assurances” in Note 10 for discussion of APS’s separate outstanding letters of credit.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios. Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At December 31, 2017, the ratio was approximately 50% for Pinnacle West and 47% for APS.  Failure to comply with such covenant levels would result in an event of default, which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt.  See further discussion of “cross-default” provisions below.

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

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt. Its total shareholder equity was approximately $5.3 billion, and total capitalization was approximately $10.0 billion.  APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $4.0 billion, assuming APS’s total capitalization remains the same. APS was in compliance with this common equity ratio requirement as of December 31, 2017.

Although provisions in APS’s articles of incorporation and ACC financing orders establish maximum amounts of preferred stock and debt that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements. On February 6, 2013, the ACC issued a financing order in which, subject to specified parameters and procedures, it approved an increase in APS’s long-term debt authorization from $4.2 billion to $5.1 billion in light of the projected growth of APS and its customer base and the resulting projected financing needs, and authorized APS to enter into derivative financial instruments for the purpose of managing interest rate risk associated with its long- and short-term debt. This financing order was set to expire on December 31, 2017; however, on December 15, 2016, APS filed a financing application with the ACC requesting continuation of its authorization of (i) Continuing Long-Term Debt of $5.1 billion and (ii) Continuing Short-Term Debt.  The financing application is currently pending with the ACC. The authorizations approved in the 2013 order continue until further order of the ACC with respect to the pending application.  See Note 5 for additional short-term debt provisions.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 30, 2014, Pinnacle West announced plan design changes to the postretirement benefit plan, which required an interim remeasurement of the benefit obligation for the plan. Effective January 1, 2015, those eligible retirees and dependents over age 65 and on Medicare can choose to be enrolled in a Health Reimbursement Arrangement ("HRA"). The Company is providing a subsidy allowing post-65 retirees to purchase a Medicare supplement plan on a private exchange network. The remeasurement of the benefit obligation included updating the assumptions. The 2014 remeasurement also resulted in a decrease in Pinnacle West’s other postretirement benefit obligation of $316 million, which was offset by the related regulatory asset and accumulated other comprehensive income.

Because of plan changes in September 2014, the Company is currently in the process of seeking IRS approval to move approximately $186 million of other postretirement benefit trust assets into a new trust account to pay for active union employee medical costs. In December 2016, FERC approved a methodology for determining the amount of other postretirement benefit trust assets to transfer into a new trust account to pay for active union employee medical costs. On January 2, 2018, these funds were moved to the new trust account.  The Company negotiated a draft Closing Agreement granting tentative approval from the IRS prior to the transfer. Subsequent to the transfer, the Company submitted proof of the transfer to the IRS and expects to execute a final Closing Agreement early in 2018. Per the terms of an order from FERC, the Company must also make an informational filing with FERC. The Company made this FERC filing during February 2018. It is the Company’s understanding that completion of these regulatory requirements will then permit access to the approximately $186 million for the sole purpose of paying active union employee medical benefits.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged to the regulatory asset or liability) (dollars in thousands):

	Pension			Other Benefits
	2017	2016	2015	2017	2016	2015
Service cost-benefits earned during the period	$54,858	$53,792	$59,627	$17,119	$14,993	$16,827
Interest cost on benefit obligation	129,756	131,647	123,983	29,959	29,721	28,102
Expected return on plan assets	(174,271)	(173,906)	(179,231)	(53,401)	(36,495)	(36,855)
Amortization of:
Prior service cost (credit)	81	527	594	(37,842)	(37,883)	(37,968)
Net actuarial loss	47,900	40,717	31,056	5,118	4,589	4,881
Net periodic benefit cost	$58,324	$52,777	$36,029	$(39,047)	$(25,075)	$(25,013)
Portion of cost charged to expense	$27,295	$26,172	$20,036	$(18,274)	$(12,435)	$(10,391)

See Note 2 for additional information regarding accounting changes relating to ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

The following table shows the plans’ changes in the benefit obligations and funded status for the years 2017 and 2016 (dollars in thousands):

	Pension		Other Benefits
	2017	2016	2017	2016
Change in Benefit Obligation
Benefit obligation at January 1	$3,204,462	$3,033,803	$716,445	$647,020
Service cost	54,858	53,792	17,119	14,993
Interest cost	129,756	131,647	29,959	29,721
Benefit payments	(166,342)	(142,247)	(30,144)	(26,231)
Actuarial loss	171,452	127,467	20,014	50,942
Benefit obligation at December 31	3,394,186	3,204,462	753,393	716,445
Change in Plan Assets
Fair value of plan assets at January 1	2,675,357	2,542,774	882,651	833,017
Actual return on plan assets	428,374	166,408	139,367	63,463
Employer contributions	100,000	100,000	353	819
Benefit payments	(146,704)	(133,825)	—	(14,648)
Fair value of plan assets at December 31	3,057,027	2,675,357	1,022,371	882,651
Funded Status at December 31	$(337,159)	$(529,105)	$268,978	$166,206

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the projected benefit obligation and the accumulated benefit obligation for pension plans with an accumulated obligation in excess of plan assets as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Projected benefit obligation	$3,394,186	$3,204,462
Accumulated benefit obligation	3,227,233	3,049,406
Fair value of plan assets	3,057,027	2,675,357

The following table shows the amounts recognized on the Consolidated Balance Sheets as of December 31, 2017 and 2016 (dollars in thousands):

	Pension		Other Benefits
	2017	2016	2017	2016
Noncurrent asset	$—	$—	$268,978	$166,206
Current liability	(9,859)	(19,795)	—	—
Noncurrent liability	(327,300)	(509,310)	—	—
Net amount recognized	$(337,159)	$(529,105)	$268,978	$166,206

The following table shows the details related to accumulated other comprehensive loss as of December 31, 2017 and 2016 (dollars in thousands):

	Pension		Other Benefits
	2017	2016	2017	2016
Net actuarial loss	$643,199	$773,750	$75,439	$146,509
Prior service cost (credit)	—	81	(265,575)	(303,417)
APS’s portion recorded as a regulatory (asset) liability	(576,188)	(711,059)	189,627	156,575
Income tax expense (benefit)	(24,915)	(24,202)	853	833
Accumulated other comprehensive loss	$42,096	$38,570	$344	$500

The following table shows the estimated amounts that will be amortized from accumulated other comprehensive loss and regulatory assets and liabilities into net periodic benefit cost in 2018 (dollars in thousands):

	Pension	Other Benefits
Net actuarial loss	$28,334	$—
Prior service credit	—	(37,842)
Total amounts estimated to be amortized from accumulated other comprehensive loss (gain) and regulatory assets (liabilities) in 2018	$28,334	$(37,842)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the weighted-average assumptions used for both the pension and other benefits to determine benefit obligations and net periodic benefit costs:

	Benefit Obligations As of December 31,		Benefit Costs For the Years Ended December 31,
	2017	2016	2017	2016	2015
Discount rate – pension	3.65%	4.08%	4.08%	4.37%	4.02%
Discount rate – other benefits	3.71%	4.17%	4.17%	4.52%	4.14%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term return on plan assets - pension	N/A	N/A	6.55%	6.90%	6.90%
Expected long-term return on plan assets - other benefits	N/A	N/A	6.05%	4.45%	4.45%
Initial healthcare cost trend rate (pre-65 participants)	7.00%	7.00%	7.00%	7.00%	7.00%
Initial healthcare cost trend rate (post-65 participants)	4.75%	5.00%	5.00%	5.00%	5.00%
Ultimate healthcare cost trend rate	4.75%	5.00%	5.00%	5.00%	5.00%
Number of years to ultimate trend rate (pre-65 participants)	8	4	4	4	4

In selecting the pretax expected long-term rate of return on plan assets, we consider past performance and economic forecasts for the types of investments held by the plan.  For 2018, we are assuming a 6.05% long-term rate of return for pension assets and 5.55% (before tax) for other benefit assets, which we believe is reasonable given our asset allocation in relation to historical and expected performance.

In selecting our healthcare trend rates, we consider past performance and forecasts of healthcare costs.  A one percentage point change in the assumed initial and ultimate healthcare cost trend rates would have the following effects on our December 31, 2017 amounts (dollars in thousands):

	1% Increase	1% Decrease
Effect on other postretirement benefits expense, after consideration of amounts capitalized or billed to electric plant participants	$8,424	$(5,616)
Effect on service and interest cost components of net periodic other postretirement benefit costs	9,145	(7,037)
Effect on the accumulated other postretirement benefit obligation	128,203	(98,143)

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

Changes in the value of long-term fixed income assets, also known as liability-hedging assets, are intended to offset changes in the benefit obligations due to changes in interest rates.  Long-term fixed income assets consist primarily of fixed income debt securities issued by the U.S. Treasury and other government

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agencies, U.S. Treasury Futures Contracts, and fixed income debt securities issued by corporations.  Long-term fixed income assets may also include interest rate swaps, and other instruments.

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

Based on the IPS, and given the pension plan's funded status at year-end 2017, the target and actual allocation for the pension plan at December 31, 2017 are as follows:

	Pension
	Target Allocation	Actual Allocation
Long-term fixed income assets	62%	58%
Return-generating assets	38%	42%
Total	100%	100%
The permissible range is within +/- 3% of the target allocation shown in the above table, and also considers the Plan's funded status.

The following table presents the additional target allocations, as a percent of total pension plan assets, for the return-generating assets:

Asset Class	Target Allocation
Equities in US and other developed markets	18%
Equities in emerging markets	6%
Alternative investments	14%
Total	38%

The pension plan IPS does not provide for a specific mix of long-term fixed income assets, but does expect the average credit quality of such assets to be investment grade.

As of December 31, 2017, the asset allocation for other postretirement benefit plan assets is governed by the IPS for those plans, which provides for different asset allocation target mixes depending on the characteristics of the liability.  Some of these asset allocation target mixes vary with the plan’s funded status. The following table presents the actual allocations of the investment for the other postretirement benefit plan at December 31, 2017:

Other Benefits
Actual Allocation
Long-term fixed income assets	67%
Return-generating assets	33%
Total	100%

See Note 13 for a discussion on the fair value hierarchy and how fair value methodologies are applied.  The plans invest directly in fixed income, U.S. Treasury Futures Contracts, and equity securities, in addition to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investing indirectly in fixed income securities, equity securities and real estate through the use of mutual funds, partnerships and common and collective trusts.  Equity securities held directly by the plans are valued using quoted active market prices from the published exchange on which the equity security trades, and are classified as Level 1.  U.S. Treasury Future Contracts are valued using the quoted active market prices from the exchange on which they trade, and are classified as Level 1. Fixed income securities issued by the U.S. Treasury held directly by the plans are valued using quoted active market prices, and are classified as Level 1.  Fixed income securities issued by corporations, municipalities, and other agencies are primarily valued using quoted inactive market prices, or quoted active market prices for similar securities, or by utilizing calculations which incorporate observable inputs such as yield, maturity and credit quality.  These instruments are classified as Level 2.

Mutual funds, partnerships, and common and collective trusts are valued utilizing a net asset value (NAV) concept or its equivalent. Mutual funds, which includes exchange traded funds (ETFs), are classified as Level 1 and valued using a NAV that is observable and based on the active market in which the fund trades.

Common and collective trusts are maintained by banks or investment companies and hold certain investments in accordance with a stated set of objectives (such as tracking the performance of the S&P 500 Index).  The trust's shares are offered to a limited group of investors, and are not traded in an active market. Investments in common and collective trusts are valued using NAV as a practical expedient and, accordingly, are not classified in the fair value hierarchy. The NAV for trusts investing in exchange traded equities, and fixed income securities is derived from the market prices of the underlying securities held by the trusts. The NAV for trusts investing in real estate is derived from the appraised values of the trust's underlying real estate assets.  As of December 31, 2017, the plans were able to transact in the common and collective trusts at NAV.

Investments in partnerships are also valued using the concept of NAV as a practical expedient and, accordingly, are not classified in the fair value hierarchy. The NAV for these investments is derived from the value of the partnerships' underlying assets. The plan's partnerships holdings relate to investments in high-yield fixed income instruments and assets of privately held portfolio companies. Certain partnerships also include funding commitments that may require the plan to contribute up to $75 million to these partnerships; as of December 31, 2017, approximately $58 million of these commitments have been funded.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of Pinnacle West’s pension plan and other postretirement benefit plan assets at December 31, 2017, by asset category, are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Other (a)	Balance at December 31, 2017
Pension Plan:
Cash and cash equivalents	$3,830	$—	$—	$3,830
Fixed income securities:
Corporate	—	1,365,194	—	1,365,194
U.S. Treasury	221,291	—	—	221,291
Other (b)	—	100,599	—	100,599
Common stock equities (c)	228,088	—	—	228,088
Mutual funds (d)	233,732	—	—	233,732
Common and collective trusts:
Equities	—	—	408,763	408,763
Real estate	—	—	171,569	171,569
Fixed Income	—	—	90,869	90,869
Partnerships	—	—	133,379	133,379
Short-term investments and other (e)	—	1,208	98,505	99,713
Total	$686,941	$1,467,001	$903,085	$3,057,027
Other Benefits:
Cash and cash equivalents	$143	$—	$—	$143
Fixed income securities:
Corporate	—	306,008	—	306,008
U.S. Treasury	336,963	—	—	336,963
Other (b)	—	32,508	—	32,508
Common stock equities (c)	196,153	—	—	196,153
Mutual funds (d)	39,269	—	—	39,269
Common and collective trusts:
Equities	—	—	75,310	75,310
Real estate	—	—	15,422	15,422
Short-term investments and other (e)	11,268	149	9,178	20,595
Total	$583,796	$338,665	$99,910	$1,022,371

(a)	These investments primarily represent assets valued using net asset value as a practical expedient, and have not been classified in the fair value hierarchy.

(b)	This category consists primarily of debt securities issued by municipalities.

(c)	This category primarily consists of U.S. common stock equities.

(d)	These funds invest in U.S. and international common stock equities.

(e)	This category includes plan receivables and payables.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of Pinnacle West’s pension plan and other postretirement benefit plan assets at December 31, 2016, by asset category, are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Other (a)	Balance at December 31, 2016
Pension Plan:
Cash and cash equivalents	$13,995	$—	$—	$13,995
Fixed income securities:
Corporate	—	1,210,453	—	1,210,453
U.S. Treasury	112,583	—	—	112,583
Other (b)	—	102,170	—	102,170
Common stock equities (c)	235,109	—	—	235,109
Mutual funds (d)	251,506	—	—	251,506
Common and collective trusts:
Equities	—	—	266,840	266,840
Real estate	—	—	161,449	161,449
Partnerships	—	—	208,915	208,915
Short-term investments and other (e)	—	—	112,337	112,337
Total	$613,193	$1,312,623	$749,541	$2,675,357
Other Benefits:
Cash and cash equivalents	$304	$—	$—	$304
Fixed income securities:
Corporate	—	268,193	—	268,193
U.S. Treasury	145,255	—	—	145,255
Other (b)	—	34,506	—	34,506
Common stock equities (c)	243,741	—	—	243,741
Mutual funds (d)	67,418	—	—	67,418
Common and collective trusts:
Equities	—	—	95,814	95,814
Real estate	—	—	14,509	14,509
Partnerships	—	—	3,060	3,060
Short-term investments and other (e)	—	—	9,851	9,851
Total	$456,718	$302,699	$123,234	$882,651

(a)	These investments primarily represent assets valued using net asset value as a practical expedient, and have not been classified in the fair value hierarchy.

(b)	This category consists primarily of debt securities issued by municipalities.

(c)	This category primarily consists of U.S. common stock equities.

(d)	These funds invest in U.S. and international common stock equities.

(e)	This category includes plan receivables and payables.

Contributions

Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We made contributions to our pension plan totaling $100 million in 2017, $100 million in 2016, and $100 million in 2015.  The minimum required contributions for the pension plan are zero for the next three years.  We expect to make voluntary contributions up to a total of $250 million during the 2018-2020 period.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With regard to contributions to our other postretirement benefit plans, we made a contribution of approximately $1 million in each of 2017, 2016 and 2015.  We do not expect to make any contributions over the next three years to our other postretirement benefit plans. APS funds its share of the contributions.  APS’s share of the pension plan contribution was approximately $100 million in 2017, $100 million in 2016 and $100 million in 2015.  APS’s share of the contributions to the other postretirement benefit plan was approximately $1 million in 2017, 2016 and 2015.

Estimated Future Benefit Payments

Benefit payments, which reflect estimated future employee service, for the next five years and the succeeding five years thereafter, are estimated to be as follows (dollars in thousands):

Year	Pension	Other Benefits
2018	$175,383	$31,891
2019	181,902	34,000
2020	191,586	35,658
2021	196,583	37,090
2022	201,463	37,860
Years 2023-2027	1,068,568	191,207

Electric plant participants contribute to the above amounts in accordance with their respective participation agreements.

Employee Savings Plan Benefits

Pinnacle West sponsors a defined contribution savings plan for eligible employees of Pinnacle West and its subsidiaries.  In 2017, costs related to APS’s employees represented 99% of the total cost of this plan.  In a defined contribution savings plan, the benefits a participant receives result from regular contributions participants make to their own individual account, the Company’s matching contributions and earnings or losses on their investments.  Under this plan, the Company matches a percentage of the participants’ contributions in cash which is then invested in the same investment mix as participants elect to invest their own future contributions.  Pinnacle West recorded expenses for this plan of approximately $10 million for 2017, $10 million for 2016, and $9 million for 2015.

8.    Leases

We lease certain vehicles, land, buildings, equipment and miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates. See Note 2 for a discussion of the new lease accounting standard.

Total lease expense recognized in the Consolidated Statements of Income was $18 million in 2017, $16 million in 2016, and $17 million in 2015.  APS’s lease expense was $17 million in 2017, $15 million in 2016, and $14 million in 2015.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future minimum lease payments for Pinnacle West’s and APS’s operating leases, excluding purchased power agreements, are approximately as follows (dollars in thousands):

Year	Pinnacle West Consolidated	APS
2018	$13,412	$13,110
2019	11,054	10,802
2020	9,641	9,392
2021	7,105	6,858
2022	4,609	4,510
Thereafter	55,940	53,605
Total future lease commitments	$101,761	$98,277

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Jointly-Owned Facilities

APS shares ownership of some of its generating and transmission facilities with other companies.  We are responsible for our share of operating costs which are included in the corresponding operating expenses on our Consolidated Statements of Income. We are also responsible for providing our own financing.  Our share of operating expenses and utility plant costs related to these facilities is accounted for using proportional consolidation.  The following table shows APS’s interests in those jointly-owned facilities recorded on the Consolidated Balance Sheets at December 31, 2017 (dollars in thousands):

	Percent Owned		Plant in Service	Accumulated Depreciation	Construction Work in Progress
Generating facilities:
Palo Verde Units 1 and 3	29.1%		$1,872,104	$1,092,049	$24,257
Palo Verde Unit 2 (a)	16.8%		619,263	364,516	14,672
Palo Verde Common	28.0%	(b)	726,223	262,065	46,577
Palo Verde Sale Leaseback		(a)	351,050	241,405	—
Four Corners Generating Station	63.0%		1,196,683	568,304	240,514
Cholla common facilities (c)	50.5%		180,907	69,633	1,091
Transmission facilities:
ANPP 500kV System	34.0%	(b)	130,767	46,400	684
Navajo Southern System	27.5%	(b)	85,299	28,915	180
Palo Verde — Yuma 500kV System	18.1%	(b)	14,765	6,614	486
Four Corners Switchyards	63.2%	(b)	66,386	12,605	327
Phoenix — Mead System	17.1%	(b)	39,383	17,600	41
Palo Verde — Rudd 500kV System	50.0%		97,600	23,884	245
Morgan — Pinnacle Peak System	64.6%	(b)	117,721	14,569	1
Round Valley System	50.0%		515	141	—
Palo Verde — Morgan System	90.9%	(b)	137,887	3,948	94,350
Hassayampa — North Gila System	80.0%		142,541	6,953	—
Cholla 500kV Switchyard	85.7%		5,243	1,312	190
Saguaro 500kV Switchyard	60.0%		20,473	12,574	—
Kyrene — Knox System	50.0%		578	297	—

(a)	See Note 18.

(b)	Weighted-average of interests.

(c)	PacifiCorp owns Cholla Unit 4 and APS operates the unit for PacifiCorp. The common facilities at Cholla are jointly-owned.

APS also has a 14% ownership in the Navajo Plant.  In the second quarter of 2017, APS’s remaining net book value of its interest was reclassified from property, plant and equipment to a regulatory asset.  See “Navajo Plant” in Note 3 for more details.
4CA is a subsidiary that was formed in 2016 as a result of the purchase of El Paso's 7% interest in Four Corners. At December 31, 2017, 4CA had plant in service of $141 million, accumulated depreciation of $83 million and construction work in progress of $25 million.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Commitments and Contingencies

Palo Verde Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the DOE in the United States Court of Federal Claims ("Court of Federal Claims").  The lawsuit sought to recover damages incurred due to DOE’s breach of the Contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste ("Standard Contract") for failing to accept Palo Verde's spent nuclear fuel and high level waste from January 1, 2007 through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act.  On August 18, 2014, APS and DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment of $57.4 million by DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. APS’s share of this amount is $16.7 million. Amounts recovered in the lawsuit and settlement were recorded as adjustments to a regulatory liability and had no impact on the amount of reported net income. In addition, the settlement agreement, as amended, provides APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2019.

APS has submitted three claims pursuant to the terms of the August 18, 2014 settlement agreement, for three separate time periods during July 1, 2011 through June 30, 2016. The DOE has approved and paid $65.2 million for these claims (APS’s share is $19 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 retail rate case settlement, this regulatory liability is being refunded to customers (see Note 3). APS's next claim pursuant to the terms of the August 18, 2014 settlement agreement was submitted to the DOE in the fourth quarter of 2017 in the amount of $9 million (APS's share is $2.6 million). In February 2018, the DOE approved this claim.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fuel and Purchased Power Commitments and Purchase Obligations

APS is party to various fuel and purchased power contracts and purchase obligations with terms expiring between 2018 and 2043 that include required purchase provisions.  APS estimates the contract requirements to be approximately $715 million in 2018; $578 million in 2019; $548 million in 2020; $548 million in 2021; $554 million in 2022; and $6.5 billion thereafter.  However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances.

Of the various fuel and purchased power contracts mentioned above, some of those contracts for coal supply include take-or-pay provisions.  The current coal contracts with take-or-pay provisions have terms expiring through 2031.

The following table summarizes our estimated coal take-or-pay commitments (dollars in thousands):

	Years Ended December 31,
	2018	2019	2020	2021	2022	Thereafter
Coal take-or-pay commitments (a)	$159,997	$185,365	$186,632	$190,607	$194,678	$1,750,739

(a)	Total take-or-pay commitments are approximately $2.7 billion. The total net present value of these commitments is approximately $1.9 billion.

APS may spend more to meet its actual fuel requirements than the minimum purchase obligations in our coal take-or-pay contracts. The following table summarizes actual amounts purchased under the coal contracts which include take-or-pay provisions for each of the last three years (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Total purchases	$165,220	$160,066	$211,327

Renewable Energy Credits

APS has entered into contracts to purchase renewable energy credits to comply with the RES.  APS estimates the contract requirements to be approximately $40 million in 2018; $40 million in 2019; $40 million in 2020; $40 million in 2021; $40 million in 2022; and $370 million thereafter.  These amounts do not include purchases of renewable energy credits that are bundled with energy.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Coal Mine Reclamation Obligations

APS and 4CA must reimburse certain coal providers for amounts incurred for final and contemporaneous coal mine reclamation.  We account for contemporaneous reclamation costs as part of the cost of the delivered coal.  We utilize site-specific studies of costs expected to be incurred in the future to estimate our final reclamation obligation.  These studies utilize various assumptions to estimate the future costs.  Based on the most recent reclamation studies, APS recorded an obligation for the coal mine final reclamation of approximately $216 million at December 31, 2017 and $207 million at December 31, 2016. 4CA recorded an obligation for the coal mine final reclamation of approximately $16 million at December 31, 2017 and $15 million at December 31, 2016. Under our current coal supply agreements, APS expects to make payments for the final mine reclamation as follows:  $31 million in 2018; $32 million in 2019; $21 million in 2020; $20 million in 2021; $22 million in 2022; and $191 million thereafter.  4CA expects to make payments for the final mine reclamation as follows: $1 million in 2018; $1 million in 2019; $2 million in 2020; $2 million in 2021; $2 million in 2022; and $16 million thereafter. Any amendments to current coal supply agreements may change the timing of the contribution. Portions of these funds will be held in an escrow account and distributed to certain coal providers under the terms of the applicable coal supply agreements.

Superfund-Related Matters

Superfund establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are PRPs.  PRPs may be strictly, and often are jointly and severally, liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 ("OU3") in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater RI/FS.  Based upon discussions between the OU3 working group parties and EPA, along with the results of recent technical analyses prepared by the OU3 working group to supplement the RI/FS, APS anticipates finalizing the RI/FS in the summer or fall of 2018. We estimate that our costs related to this investigation and study will be approximately $2 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

On August 6, 2013, RID filed a lawsuit in Arizona District Court against APS and 24 other defendants, alleging that RID’s groundwater wells were contaminated by the release of hazardous substances from facilities owned or operated by the defendants.  The lawsuit also alleges that, under Superfund laws, the defendants are jointly and severally liable to RID.  The allegations against APS arise out of APS’s current and former ownership of facilities in and around OU3.  As part of a state governmental investigation into groundwater contamination in this area, on January 25, 2015, ADEQ sent a letter to APS seeking information concerning the degree to which, if any, APS’s current and former ownership of these facilities may have contributed to groundwater contamination in this area.  APS responded to ADEQ on May 4, 2015. On December 16, 2016, two RID contractors filed ancillary lawsuits for recovery of costs against APS and the other defendants. Because the ancillary lawsuits concern past costs allegedly incurred by these RID vendors, which were ruled unrecoverable directly by RID in November of 2016, the additional lawsuits do not increase APS’s exposure or risk related to these matters. In addition, on March 15, 2017, the Arizona District Court granted partial summary judgment to RID for one element of RID's lawsuit against APS and the other defendants. On May 12, 2017, the court denied a motion for reconsideration as to this order. We are unable to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

predict the outcome of these matters; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

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

Regional Haze Rules.  APS has received the final rulemaking imposing new pollution control requirements on Four Corners and the Navajo Plant. EPA will require these plants to install pollution control equipment that constitutes BART to lessen the impacts of emissions on visibility surrounding the plants. EPA approved a proposed rule for Regional Haze compliance at Cholla that does not involve the installation of new pollution controls and that will replace an earlier BART determination for this facility. See below for details of the Cholla BART approval.

Four Corners. Based on EPA’s final standards, APS's 63% share of the cost of required controls for Four Corners Units 4 and 5 is approximately $400 million.  In addition, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso's 7% interest in Four Corners Units 4 and 5. 4CA purchased the El Paso interest on July 6, 2016. NTEC had the option to purchase the interest within a certain timeframe pursuant to an option granted to NTEC. In December 2015, NTEC notified APS of its intent to exercise the option. The purchase did not occur during the originally contemplated timeframe. The parties are currently in discussions as to the future of the option transaction. The cost of the pollution controls related to the 7% interest is approximately $45 million, which will be assumed by the ultimate owner of the 7% interest.

Navajo Plant. APS estimates that its share of costs for upgrades at the Navajo Plant, based on EPA’s FIP, could be up to approximately $200 million; however, given the future plans for the Navajo Plant, we do not expect to incur these costs.  See "Navajo Plant" in Note 3 for information regarding future plans for the Navajo Plant.

Cholla. APS believed that EPA’s original 2012 final rule establishing controls constituting BART for Cholla, which would require installation of SCR controls, was unsupported and that EPA had no basis for disapproving Arizona’s SIP and promulgating a FIP that was inconsistent with the state’s considered BART determinations under the regional haze program.  In September 2014, APS met with EPA to propose a compromise BART strategy. APS would permanently close Cholla Unit 2 and cease burning coal at Units 1 and 3 by the mid-2020s. (See Note 3 for details related to the resulting regulatory asset.) APS made the proposal with the understanding that additional emission control equipment is unlikely to be required in the future because retiring and/or converting the units as contemplated in the proposal is more cost effective than, and will result in increased visibility improvement over, the current BART requirements for NOx imposed on the Cholla units under EPA's BART FIP.

On October 16, 2015, ADEQ issued a revised operating permit for Cholla, which incorporates APS's proposal, and subsequently submitted a proposed revision to the SIP to EPA, which would incorporate the new permit terms.  On June 30, 2016, EPA issued a proposed rule approving a revision to the Arizona SIP that

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incorporates APS’s compromise approach for compliance with the Regional Haze program.  In early 2017, EPA approved a final rule incorporating APS's compromise proposal, which took effect for Cholla on April 26, 2017.

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

ADEQ has initiated a process to evaluate how to develop a state CCR permitting program that would cover EGUs, including Cholla. While APS has been working with ADEQ on the development of this program, we are unable to predict when Arizona will be able to finalize and secure EPA approval for a state-specific CCR permitting program. With respect to the Navajo Nation, APS recently filed a comment letter with EPA seeking clarification as to when and how EPA would be initiating permit proceedings for facilities on the reservation, including Four Corners. We are unable to predict at this time when EPA will be issuing CCR management permits for the facilities on the Navajo Nation. At this time, it remains unclear how the CCR provisions of the WIIN Act will affect APS and its management of CCR.

Based upon utility industry petitions for EPA to reconsider the RCRA Subtitle D regulations for CCR, which were premised in part on the CCR provisions of the 2016 WIIN Act, on September 13, 2017 EPA agreed to evaluate whether to revise these federal CCR regulations. At this time, it is not clear whether EPA will initiate further notice-and-comment rulemaking to revise the federal CCR rules, nor is it clear what aspects of the federal CCR rules might be changed as a result of this process. With respect to ongoing litigation initiated by industry and environmental groups challenging the legality of these federal CCR regulations, on September 27, 2017 the United States Court of Appeals for the D.C. Circuit, the court overseeing these judicial challenges, ordered EPA to file by November 15, 2017 a list of federal regulatory provisions addressing CCR that are or likely will be revised through EPA’s reconsideration proceedings. While this filing identified certain provisions of the federal CCR regulations that EPA intends to revise, including allowances for risk-based

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

groundwater protection standards for regulated CCR constituents for which no federal maximum contaminant level has been set, it is not clear at this time which specific provisions of the federal CCR rules will be modified, how they will be modified, or when such modification will occur.

Pursuant to a June 24, 2016 order by the D.C. Circuit Court of Appeals in the litigation by industry- and environmental-groups challenging EPA’s CCR regulations, within the next 2 years EPA is required to complete a rulemaking proceeding concerning whether or not boron must be included on the list of groundwater constituents that might trigger corrective action under EPA’s CCR rules.  EPA is not required to take final action approving the inclusion of boron, but EPA must propose and consider its inclusion.  Should EPA take final action adding boron to the list of groundwater constituents that might trigger corrective action, any resulting corrective action measures may increase APS's costs of compliance with the CCR rule at our coal-fired generating facilities.  At this time APS cannot predict when EPA will commence its rulemaking concerning boron or the eventual results of those proceedings.

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $22 million and its share of incremental costs to comply with the CCR rule for Cholla is approximately $20 million. The Navajo Plant currently disposes of CCR in a dry landfill storage area. APS estimates that its share of incremental costs to comply with the CCR rule for the Navajo Plant is approximately $1 million. Additionally, the CCR rule requires ongoing, phased groundwater monitoring. By October 17, 2017, electric utility companies that own or operate CCR disposal units, such as APS, must have collected sufficient groundwater sampling data to initiate a detection monitoring program.  To the extent that certain threshold constituents are identified through this initial detection monitoring at levels above the CCR rule’s standards, the rule requires the initiation of an assessment monitoring program by April 15, 2018.  If this assessment monitoring program reveals concentrations of certain constituents above the CCR rule standards that trigger remedial obligations, a corrective measures evaluation must be completed by January 2019. Depending upon the results of such groundwater monitoring and data evaluations at each of Cholla, Four Corners and the Navajo Plant, we may be required to take corrective actions, the costs of which we are unable to reasonably estimate at this time.

Clean Power Plan. On August 3, 2015, EPA finalized carbon pollution standards for EGUs. Shortly thereafter, a coalition of states, industry groups and electric utilities challenged the legality of these standards, including EPA's Clean Power Plan for existing EGUs, in the U.S. Court of Appeals for the D.C. Circuit. On February 9, 2016, the U.S. Supreme Court granted a stay of the Clean Power Plan pending judicial review of the rule, which temporarily delays compliance obligations under the Clean Power Plan. On March 28, 2017, President Trump issued an Executive Order that, among other things, instructs EPA to reevaluate Agency regulations concerning carbon emissions from EGUs and take appropriate action to suspend, revise or rescind the August 2015 carbon pollution standards for EGUs, including the Clean Power Plan. Also on March 28, 2017, the U.S. Department of Justice, on behalf of EPA, filed a motion with the U.S. Court of Appeals for the D.C. Circuit Court to hold the ongoing litigation over the Clean Power Plan in abeyance pending EPA action in accordance with the Executive Order. At this time, the D.C. Circuit Court proceedings evaluating the legality of the Clean Power Plan remain on hold.

Based upon EPA's reevaluation of the August 2015 carbon pollution standards and the legal basis for these regulations, on October 10, 2017, EPA issued a proposal to repeal the Clean Power Plan. That proposal relies on EPA's current view as to the Agency's legal authority under Clean Air Act Section 111(d), which (in contrast to the Clean Power Plan) would limit the scope of any future Section 111(d) regulations to measures undertaken exclusively at a power plant's source of GHG emissions. On December 18, 2017, EPA issued an Advanced Notice of Proposed Rulemaking through which EPA is soliciting comments as to potential

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

replacements for the Clean Power Plan that would be consistent with EPA's current legal interpretation of the Clean Air Act.

We cannot predict the outcome of EPA's regulatory actions related to the August 2015 carbon pollution standards for EGU's, including any actions related to EPA's repeal proposal for the Clean Power Plan or additional rulemaking actions to develop regulations replacing the Clean Power Plan. In addition, we cannot predict whether the D.C. Circuit Court will continue to hold the litigation challenging the original Clean Power Plan in abeyance in light of EPA's repeal proposal.

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

Federal Agency Environmental Lawsuit Related to Four Corners

On April 20, 2016, several environmental groups filed a lawsuit against OSM and other federal agencies in the District of Arizona in connection with their issuance of the approvals that extended the life of Four Corners and the adjacent mine.  The lawsuit alleges that these federal agencies violated both ESA and NEPA in providing the federal approvals necessary to extend operations at the Four Corners Power Plant and the adjacent Navajo Mine past July 6, 2016.  APS filed a motion to intervene in the proceedings, which was granted on August 3, 2016.

On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. On September 11, 2017, the Arizona District Court issued an order granting NTEC's motion, dismissing the litigation with prejudice, and terminating the proceedings. On November 9, 2017, the environmental group plaintiffs appealed the district court order dismissing their lawsuit. We cannot predict whether this appeal will be successful and, if it is successful, the outcome of further district court proceedings.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outcome of this arbitration; however we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

4CA Matter

On July 6, 2016, 4CA purchased El Paso’s 7% interest in Four Corners. NTEC had the option to purchase the 7% interest within a certain timeframe pursuant to an option granted to NTEC. On December 29, 2015, NTEC provided notice of its intent to exercise the option. The purchase did not occur during the originally contemplated timeframe. The parties are currently in discussions as to the future of the option transaction.
The 2016 Coal Supply Agreement contains alternate pricing terms for the 7% interest in the event NTEC does not purchase the interest. At this time, since NTEC has not yet purchased the 7% interest, the alternate pricing provisions are applicable to 4CA as the holder of the 7% interest. These terms include a formula under which NTEC must make certain payments to 4CA for reimbursement of operations and maintenance costs and a specified rate of return, offset by revenue generated by 4CA’s power sales. Such payments are due to 4CA at the end of each calendar year. A $10 million payment was due to 4CA at December 31, 2017, which NTEC satisfied by directing to 4CA a prepayment from APS of a portion of a future mine reclamation obligation. The balance of the amount under this formula at December 31, 2017 is approximately $20 million, which is due to 4CA at December 31, 2018. In future years there may be similar payments due from NTEC to 4CA under this formula. 4CA believes NTEC should continue to satisfy its contractual obligations related to these payments; however, if NTEC fails to meet its contractual obligations when due, 4CA will consider appropriate measures and potential impacts to the Company's financial statements.
Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support certain commodity contract collateral obligations and other transactions. As of December 31, 2017, standby letters of credit totaled $5 million and will expire in 2018. As of December 31, 2017, surety bonds expiring through 2019 totaled $62 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at December 31, 2017. Since July 6, 2016, Pinnacle West has issued four parental guarantees for 4CA relating to payment obligations arising from 4CA’s acquisition of El Paso’s 7% interest in Four Corners, and pursuant to the Four Corners participation agreement payment obligations arising from 4CA’s ownership interest in Four Corners.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     Asset Retirement Obligations

In 2017, APS received a new decommissioning study for the Navajo Plant. This resulted in an increase to the ARO in the amount of $22 million, an increase in regulatory asset of $2 million and a reduction of the regulatory liability of $20 million.

In 2016, APS recognized an ARO for the Ocotillo steam units as a condition of the air permit (issued in 2016) to allow the construction and operation of five new turbine units. This resulted in an increase to the ARO in the amount of $10 million. In addition, 4CA acquired El Paso's share of Four Corners Units 4 and 5 and the associated ARO. This resulted in an increase to the ARO in the amount of $9 million. In addition, Four Corners spent $16 million in actual decommissioning costs. Finally, in 2016, APS received a new decommissioning study for the Palo Verde Generating Station. This resulted in an increase to the ARO in the amount of $151 million, an increase in plant in service of $131 million, and a reduction of the regulatory liability of $20 million.

The following table shows the change in our asset retirement obligations for 2017 and 2016 (dollars in thousands):

	2017	2016
Asset retirement obligations at the beginning of year	$624,475	$443,576
Changes attributable to:
Accretion expense	33,104	26,656
Settlements	—	(15,732)
Estimated cash flow revisions	21,950	151,046
Newly incurred or acquired obligations	—	18,929
Asset retirement obligations at the end of year	$679,529	$624,475

In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal.  See detail of regulatory liabilities in Note 3.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Selected Quarterly Financial Data (Unaudited)

Consolidated quarterly financial information for 2017 and 2016 is provided in the tables below (dollars in thousands, except per share amounts).  Weather conditions cause significant seasonal fluctuations in our revenues; therefore, results for interim periods do not necessarily represent results expected for the year.

	2017 Quarter Ended				2017
	March 31,	June 30,	September 30,	December 31,	Total
Operating revenues	$677,728	$944,587	$1,183,322	$759,659	$3,565,296
Operations and maintenance	219,976	214,013	224,305	266,149	924,443
Operating income	73,506	304,229	466,082	90,610	934,427
Income taxes	4,211	88,967	144,319	20,775	258,272
Net income	28,185	172,317	280,945	26,502	507,949
Net income attributable to common shareholders	23,312	167,443	276,072	21,629	488,456

Earnings Per Share:
Net income attributable to common shareholders — Basic	$0.21	$1.50	$2.47	$0.19	$4.37
Net income attributable to common shareholders — Diluted	0.21	1.49	2.46	0.19	4.35

	2016 Quarter Ended				2016
	March 31,	June 30,	September 30,	December 31,	Total
Operating revenues	$677,167	$915,394	$1,166,922	$739,199	$3,498,682
Operations and maintenance	243,195	242,279	217,568	208,277	911,319
Operating income	50,162	231,748	451,258	122,816	855,984
Income taxes	1,914	65,742	141,446	27,309	236,411
Net income	9,326	126,182	267,900	58,119	461,527
Net income attributable to common shareholders	4,453	121,308	263,027	53,246	442,034

Earnings Per Share:
Net income attributable to common shareholders — Basic	$0.04	$1.09	$2.36	$0.48	$3.97
Net income attributable to common shareholders — Diluted	0.04	1.08	2.35	0.47	3.95

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Quarterly Financial Data (Unaudited) - APS

APS's quarterly financial information for 2017 and 2016 is as follows (dollars in thousands):

	2017 Quarter Ended,				2017
	March 31,	June 30,	September 30,	December 31,	Total
Operating revenues	$676,869	$942,615	$1,178,106	$756,549	$3,554,139
Operations and maintenance	212,218	208,286	215,264	255,361	891,129
Operating income	65,468	212,790	322,053	79,258	679,569
Net income attributable to common shareholder	23,162	169,108	284,256	27,783	504,309

	2016 Quarter Ended,				2016
	March 31,	June 30,	September 30,	December 31,	Total
Operating revenues	$676,632	$909,757	$1,166,359	$737,006	$3,489,754
Operations and maintenance	238,711	233,712	209,366	197,319	879,108
Operating income	48,930	165,684	307,601	95,765	617,980
Net income attributable to common shareholder	7,253	127,188	269,220	58,480	462,141

13.    Fair Value Measurements

We classify our assets and liabilities that are carried at fair value within the fair value hierarchy.  This hierarchy ranks the quality and reliability of the inputs used to determine fair values, which are then classified and disclosed in one of three categories.  The three levels of the fair value hierarchy are:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Other significant observable inputs, including quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active, and model-derived valuations whose inputs are observable (such as yield curves).

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

binding on the broker, we can validate the quote with market activity, or we can determine that the inputs the broker used to arrive at the quoted price are observable.

Certain instruments have been valued using the concept of NAV, as a practical expedient. These instruments are typically structured as investment companies offering shares or units to multiple investors for the purpose of providing a return. These instruments are similar to mutual funds; however, their NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV, as a practical expedient are included in our fair value disclosures however, in accordance with GAAP are not classified within the fair value hierarchy levels.

Recurring Fair Value Measurements

We apply recurring fair value measurements to certain cash equivalents, derivative instruments, and investments held in our coal reclamation escrow accounts and nuclear decommissioning trust. On an annual basis we apply fair value measurements to plan assets held in our retirement and other benefit plans.  See Note 7 for fair value discussion of plan assets held in our retirement and other benefit plans.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments Held in Nuclear Decommissioning Trust and Coal Reclamation Escrow

The nuclear decommissioning trust invests in fixed income securities, equity securities, and may hold cash and cash equivalents. The coal reclamation escrow account invests in fixed income instruments and may also hold cash and cash equivalents. See Note 19 for additional discussion about our investment accounts.

The nuclear decommissioning trust's equity security investments are held indirectly through commingled funds.  The commingled funds are valued using the funds' NAV as a practical expedient. The funds' NAV is primarily derived from the quoted active market prices of the underlying equity securities held by the funds. We may transact in these commingled funds on a semi-monthly basis at the NAV.  The commingled funds are maintained by a bank and hold investments in accordance with the stated objective of tracking the performance of the S&P 500 Index.  Because the commingled funds' shares are offered to a limited group of investors, they are not considered to be traded in an active market. As these instruments are valued using NAV, as a practical expedient, they have not been classified within the fair value hierarchy.

Fixed income securities issued by the U.S. Treasury are valued using quoted active market prices and are typically classified as Level 1.  Fixed income securities issued by corporations, municipalities, and other agencies, including mortgage-backed instruments, are valued using quoted inactive market prices, quoted active market prices for similar securities, or by utilizing calculations which incorporate observable inputs such as yield curves and spreads relative to such yield curves.  These fixed income instruments are classified as Level 2.  Whenever possible, multiple market quotes are obtained which enables a cross-check validation.  A primary price source is identified based on asset type, class, or issue of securities.

Cash equivalents reported within Level 1 represent investments held in short-term investment exchange-traded mutual funds. These short-term investment accounts invest in certificates of deposit, variable rate notes, time deposit accounts, U.S. Treasury and Agency obligations, U.S. Treasury repurchase agreements, commercial paper, and other short term instruments.

We price investment securities using information provided by our trustees for our nuclear decommissioning trust assets, and provided by our escrow agent for coal reclamation escrow assets. Our trustee and escrow agent use pricing services that utilize the valuation methodologies described above to determine fair market value. We have internal control procedures designed to ensure this information is consistent with fair value accounting guidance. These procedures include assessing valuations using an independent pricing source, verifying that pricing can be supported by actual recent market transactions, assessing hierarchy classifications, comparing investment returns with benchmarks, and obtaining and reviewing independent audit reports on the trustee’s and escrow agent's internal operating controls and valuation processes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at December 31, 2017 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at December 31, 2017
Assets
Cash equivalents	$10,630	$—	$—	$—		$10,630
Risk management activities — derivative instruments:
Commodity contracts	—	5,683	1,036	(4,737)	(b)	1,982
Coal reclamation escrow account (c):	455	31,562	—	525		32,542
Nuclear decommissioning trust:
Cash and cash equivalents	7,224	—	—	109	(d)	7,333
U.S. commingled equity funds	—	—	—	417,390	(e)	417,390
Fixed income securities:
U.S. Treasury	127,662	—	—	—		127,662
Corporate debt	—	114,007	—	—		114,007
Mortgage-backed securities	—	111,874	—	—		111,874
Municipal bonds	—	79,049	—	—		79,049
Other	—	13,685	—	—		13,685
Subtotal nuclear decommissioning trust	134,886	318,615	—	417,499		871,000
Total Assets	$145,971	$355,860	$1,036	$413,287		$916,154
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(78,646)	$(19,292)	$1,516	(b)	$(96,422)

(a)	Primarily consists of long-dated electricity contracts.

(b)	Represents counterparty netting, margin, and collateral. See Note 16.

(c)
Represents investments restricted for coal mine reclamation funding related to Four Corners. These assets are included in the Other Assets line item, reported under the Investments and Other Assets section of our Consolidated Balance Sheets. Primarily consists of fixed income municipal bonds.

(d)	Represents nuclear decommissioning trust net pending securities sales and purchases.

(e)	Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value at December 31, 2016 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at December 31, 2016
Assets
Coal reclamation trust (b):	$14,521	$—	$—	$—		$14,521
Risk management activities — derivative instruments:
Commodity contracts	—	43,722	11,076	(35,103)	(c)	19,695
Nuclear decommissioning trust:
U.S. commingled equity funds	—	—	—	353,261	(d)	353,261
Fixed income securities:
Cash and cash equivalent funds	—	—	—	795	(e)	795
U.S. Treasury	95,441	—	—	—		95,441
Corporate debt	—	111,623	—	—		111,623
Mortgage-backed securities	—	115,337	—	—		115,337
Municipal bonds	—	80,997	—	—		80,997
Other	—	22,132	—	—		22,132
Subtotal nuclear decommissioning trust	95,441	330,089	—	354,056		779,586
Total	$109,962	$373,811	$11,076	$318,953		$813,802
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(45,641)	$(58,482)	$31,049	(c)	$(73,074)

(a)	Primarily consists of long-dated electricity contracts.

(b)
Represents investments restricted for coal mine reclamation funding related to Four Corners. These assets are included in the Other Assets line item, reported under the Investments and Other Assets section of our Consolidated Balance Sheets. Primarily consists of cash equivalents. Presented as Coal reclamation escrow in 2017.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at December 31, 2017 and December 31, 2016:

	December 31, 2017 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input	Range	Weighted-Average
Commodity Contracts	Assets	Liabilities
Electricity:
Forward Contracts (a)	$21	$15,485	Discounted cash flows	Electricity forward price (per MWh)	$18.51 - $38.75	$27.89
Natural Gas:
Forward Contracts (a)	1,015	3,807	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.33 - $3.11	$2.71
Total	$1,036	$19,292

(a)	Includes swaps and physical and financial contracts.

	December 31, 2016 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input	Range	Weighted-Average
Commodity Contracts	Assets	Liabilities
Electricity:
Forward Contracts (a)	$10,648	$32,042	Discounted cash flows	Electricity forward price (per MWh)	$16.43 - $41.07	$29.86
Natural Gas:
Forward Contracts (a)	428	26,440	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.32 - $3.60	$2.81
Total	$11,076	$58,482

(a)	Includes swaps and physical and financial contracts.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities' assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
Commodity Contracts	2017	2016
Net derivative balance at beginning of period	$(47,406)	$(32,979)
Total net gains (losses) realized/unrealized:
Included in earnings	—	—
Included in OCI	3	88
Deferred as a regulatory asset or liability	(13,643)	(37,543)
Settlements	5,834	15,146
Transfers into Level 3 from Level 2	(10,026)	1,900
Transfers from Level 3 into Level 2	46,982	5,982
Net derivative balance at end of period	$(18,256)	$(47,406)
Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for continuing operations attributable to common shareholders for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	2017	2016	2015
Net income attributable to common shareholders	$488,456	$442,034	$437,257
Weighted average common shares outstanding — basic	111,839	111,409	111,026
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	528	637	526
Weighted average common shares outstanding — diluted	112,367	112,046	111,552
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders - basic	$4.37	$3.97	$3.94
Net Income attributable to common shareholders - diluted	$4.35	$3.95	$3.92

15.    Stock-Based Compensation

Pinnacle West has incentive compensation plans under which stock-based compensation is granted to officers, key-employees, and non-officer members of the Board of Directors. Awards granted under the 2012 Long-Term Incentive Plan (“2012 Plan”) may be in the form of stock grants, restricted stock units, stock units, performance shares, restricted stock, dividend equivalents, performance share units, performance cash, incentive and non-qualified stock options, and stock appreciation rights.  The 2012 Plan authorizes up to 4.6 million common shares to be available for grant.  As of December 31, 2017, 2.2 million common shares were available for issuance under the 2012 Plan. During 2017, 2016, and 2015, the Company granted awards in the form of restricted stock units, stock units, stock grants, and performance shares. Awards granted from 2007 to 2011 were issued under the 2007 Long-Term Incentive Plan (“2007 Plan”), and no new awards may be granted under the 2007 Plan.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense and Activity

During the fourth quarter of 2016, we adopted new stock-based compensation accounting guidance prescribed by ASU 2016-09. Prior to the adoption of this guidance we had certain awards that were accounted for as liability awards due to the ability of the employee to withhold taxes beyond the minimum statutory tax withholding rate. Under the new standard, the tax withholding terms of our awards no longer trigger liability treatment. Accordingly, effective January 1, 2016 certain awards that were previously classified as liability awards are now accounted for as equity awards. The impacts of this accounting change relating to prior years have been applied using a modified retrospective approach, resulting in a $6 million cumulative-effect adjustment, net of income tax expense of $3 million, to increase Retained Earnings as of January 1, 2016. The impacts of this accounting change relating to 2016 resulted in a pre-tax $12 million adjustment to decrease operations and maintenance expense that was recognized during the fourth quarter of 2016. The following amounts related to years ended 2017 and 2016 expense and activity include the effects of adopting this new accounting standard; however, expense and activities relating to 2015 reflect the historical accounting treatment. The new standard also requires excess income tax benefits and deficiencies arising from stock based compensation to now be recognized in the period incurred, simplifies accounting for forfeitures, and clarifies certain cash flow presentation matters. These other provisions of the standard did not have a material impact on our consolidated financial statements.

Compensation cost included in net income for stock-based compensation plans was $21 million in 2017, $19 million in 2016, and $19 million in 2015.  The compensation cost capitalized is immaterial for all years. Income tax benefits related to stock-based compensation arrangements were $15 million in 2017, $10 million in 2016, and $7 million in 2015.

As of December 31, 2017, there were approximately $12 million of unrecognized compensation costs related to nonvested stock-based compensation arrangements. We expect to recognize these costs over a weighted-average period of 2 years.

The total fair value of shares vested was $22 million in 2017, $22 million in 2016 and $21 million in 2015.

The following table is a summary of awards granted and the weighted-average grant date fair value for the three years ended 2017, 2016 and 2015.

	Restricted Stock Units, Stock Grants, and Stock Units (a)			Performance Shares (b)
	2017	2016	2015	2017	2016	2015
Units granted	161,963	141,811	152,651	147,706	166,666	151,430
Weighted-average grant date fair value	$72.60	$67.34	$64.12	$78.99	$66.60	$64.97

(a)	Units granted includes awards that will be cash settled of 67,599 in 2017, 43,952 in 2016, and 45,104 in 2015.

(b)	Reflects the target payout level.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of the status of non-vested awards as of December 31, 2017 and changes during the year.

	Restricted Stock Units, Stock Grants, and Stock Units			Performance Shares
	Shares		Weighted-Average Grant Date Fair Value	Shares (b)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2017	335,259		$62.04	312,724	$65.32
Granted	161,963		72.60	147,706	78.99
Change in performance factor	—		—	18,266	64.97
Vested	(202,327)		59.19	(164,396)	63.87
Forfeited (c)	(3,607)		69.58	(4,798)	69.77
Nonvested at December 31, 2017	291,288	(a)	69.78	309,502	72.46
Vested Awards Outstanding at December 31, 2017	89,928			164,396

(a)	Includes 133,373 of awards that will be cash settled.

(b)
The nonvested performance shares are reflected at target payout level.  The performance metric component increase or decrease in the number of shares from the target level to the estimated actual payout level is included in the increase for performance factor amounts in the year the award vests.

(c)	We account for forfeitures as they occur.

Share-based liabilities paid relating to restricted stock units were $4 million, $3 million and $10 million in 2017, 2016 and 2015, respectively. This includes cash used to settle restricted stock units of $4 million, $3 million and $3 million in 2017, 2016 and 2015, respectively. Restricted stock units that are cash settled are classified as liability awards. Share-based liabilities paid relating to performance shares were $16 million in 2015. In 2017 and 2016, performance shares were classified as equity awards.

Restricted Stock Units, Stock Grants, and Stock Units

Restricted stock units are granted to officers and key employees.  Restricted stock units typically vest and settle in equal annual installments over a 4-year period after the grant date.  Vesting is typically dependent upon continuous service during the vesting period; however, awards granted to retirement-eligible employees will vest upon the employee's retirement. Awardees elect to receive payment in either 100% stock, 100% cash, or 50% in cash and 50% in stock. Restricted stock unit awards typically include a dividend equivalent feature. This feature allows each award to accrue dividend rights equal to the dividends they would have received had they directly owned the stock. Interest on dividend rights compounds quarterly. If the award is forfeited the employee is not entitled to the dividends on those shares.

In December 2012, the Company granted a retention award of 50,617 performance-linked restricted stock units to the Chairman of the Board and Chief Executive Officer of Pinnacle West.  This award vested on December 31, 2016, because he remained employed with the Company through that date.  The Board did increase the number of awards that vested by 33,745 restricted stock units, payable in stock because certain performance requirements were met. In February 2017, 84,362 restricted stock units were released.

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

Performance Share Awards

Performance share awards are granted to officers and key employees.  The awards contain two separate performance criteria that affect the number of shares that may be received if after the end of a 3-year performance period the performance criteria are met. For the first criteria, the number of shares that will vest is based on non-financial performance metrics (i.e., the metric component). The other criteria is based upon Pinnacle West's total shareholder return ('TSR') in relation to the TSR of other companies in a specified utility index (i.e., the TSR component). The exact number of shares issued will vary from 0% to 200% of the target award.  Shares received include dividend rights paid in stock equal to the amount of dividends that recipients would have received had they directly owned stock, equal to the number of vested performance shares from the date of grant to the date of payment plus interest compounded quarterly. If the award is forfeited or if the performance criteria are not achieved, the employee is not entitled to the dividends on those shares.

Performance share awards are accounted for as equity awards, with compensation cost based on the fair value of the award on the grant date. Compensation cost relating to the metric component of the award is based on the Company’s closing stock price on the date of grant, with compensation cost recognized over the requisite service period based on the number of shares expected to vest. Management evaluates the probability of meeting the metric component at each balance sheet date. If the metric component criteria are not ultimately achieved, no compensation cost is recognized relating to the metric component, and any previously recognized compensation cost is reversed. Compensation cost relating to the TSR component of the award is determined using a Monte Carlo simulation valuation model, with compensation cost recognized ratably over the requisite service period, regardless of the number of shares that actually vest.

16.    Derivative Accounting

Derivative financial instruments are used to manage exposure to commodity price and transportation costs of electricity, natural gas, coal, emissions allowances and interest rates.  Risks associated with market volatility are managed by utilizing various physical and financial derivative instruments, including futures, forwards, options and swaps.  As part of our overall risk management program, we may use derivative instruments to hedge purchases and sales of electricity and fuels.  Derivative instruments that meet certain hedge accounting criteria may be designated as cash flow hedges and are used to limit our exposure to cash

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

flow variability on forecasted transactions.  The changes in market value of such instruments have a high correlation to price changes in the hedged transactions.  Derivative instruments are also entered into for economic hedging purposes.  While economic hedges may mitigate exposure to fluctuations in commodity prices, these instruments have not been designated as accounting hedges.  Contracts that have the same terms (quantities, delivery points and delivery periods) and for which power does not flow are netted, which reduces both revenues and fuel and purchased power costs in our Consolidated Statements of Income, but does not impact our financial condition, net income or cash flows.

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

As of December 31, 2017, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	December 31, 2017	December 31, 2016
Power	GWh	583	1,314
Gas	Billion cubic feet	240	194

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Financial Statement	Year Ended December 31,
Commodity Contracts	Location	2017	2016	2015
Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	OCI — derivative instruments	$(59)	$47	$(615)
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	(3,519)	(3,926)	(5,988)

(a)	During the years ended December 31, 2017, 2016, and 2015, we had no losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)	Amounts are before the effect of PSA deferrals.

During the next twelve months, we estimate that a net loss of $2 million before income taxes will be reclassified from accumulated OCI as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, most of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Financial Statement	Year Ended December 31,
Commodity Contracts	Location	2017	2016	2015
Net Gain (Loss) Recognized in Income	Operating revenues	$(1,192)	$771	$574
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	(87,991)	25,711	(108,973)
Total		$(89,183)	$26,482	$(108,399)

(a)	Amounts are before the effect of PSA deferrals.

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

We do not offset a counterparty's current derivative contracts with the counterparty’s non-current derivative contracts, although our master netting arrangements would allow current and non-current positions

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to be offset in the event of a default.  Additionally, in the event of a default, our master netting arrangements would allow for the offsetting of all transactions executed under the master netting arrangement.  These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, trade receivables and trade payables arising from settled positions, and other forms of non-cash collateral (such as letters of credit).  These types of transactions are excluded from the offsetting tables presented below.

As of December 31, 2017, we no longer have derivative instruments that are designated as cash flow hedging instruments. As of December 31, 2016, the Consolidated Balance Sheets included $2 million of gross liabilities related to derivative instruments designated as cash flow hedging instruments.

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of December 31, 2017 and 2016.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Consolidated Balance Sheets.

As of December 31, 2017: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current assets	$5,427	$(3,796)	$1,631	$300	$1,931
Investments and other assets	1,292	(1,241)	51	—	51
Total assets	6,719	(5,037)	1,682	300	1,982

Current liabilities	(59,527)	3,796	(55,731)	(3,521)	(59,252)
Deferred credits and other	(38,411)	1,241	(37,170)	—	(37,170)
Total liabilities	(97,938)	5,037	(92,901)	(3,521)	(96,422)
Total	$(91,219)	$—	$(91,219)	$(3,221)	$(94,440)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.

(c)
Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Includes cash collateral received from counterparties of $3,521 and cash margin provided to counterparties of $300.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of December 31, 2017, Pinnacle West has no counterparties with positive exposures of greater than 10% of risk management assets. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties' debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at December 31, 2017 (dollars in thousands):

December 31, 2017
Aggregate fair value of derivative instruments in a net liability position	$97,938
Cash collateral posted	—
Additional cash collateral in the event credit-risk related contingent features were fully triggered (a)	91,071

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $110 million if our debt credit ratings were to fall below investment grade.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Other Income and Other Expense

The following table provides detail of Pinnacle West's Consolidated other income and other expense for 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Other income:
Interest income	$3,497	$884	$493
Miscellaneous	509	17	128
Total other income	$4,006	$901	$621
Other expense:
Non-operating costs	$(11,749)	$(9,235)	$(11,292)
Investment losses — net	(4,113)	(1,747)	(2,080)
Miscellaneous	(5,677)	(4,355)	(4,451)
Total other expense	$(21,539)	$(15,337)	$(17,823)

Other Income and Other Expense - APS

The following table provides detail of APS’s other income and other expense for 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Other income:
Interest income	$2,858	$261	$163
Gain on disposition of property	2,048	5,745	716
Miscellaneous	1,620	2,601	1,955
Total other income	$6,526	$8,607	$2,834
Other expense:
Non-operating costs (a)	$(12,395)	$(11,034)	$(11,648)
Loss on disposition of property	(5,424)	(1,246)	(2,219)
Miscellaneous	(5,561)	(5,234)	(5,152)
Total other expense	$(23,380)	$(17,514)	$(19,019)

(a)	As defined by FERC, includes non-operating utility income and expense (items excluded from utility rate recovery).

18.    Palo Verde Sale Leaseback Variable Interest Entities

In 1986, APS entered into agreements with three separate VIE lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities.  APS will retain the assets through 2023 under one lease and 2033 under the other two leases. APS will be required to make payments relating to these leases of approximately $23 million annually for the period 2018 through 2023, and about $16 million annually for the period 2024 through 2033. At the end of the lease period, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to two years, or return the assets to the lessors.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The leases' terms give APS the ability to utilize the assets for a significant portion of the assets' economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs' economic performance. Predominantly due to the lease terms, APS has been deemed the primary beneficiary of these VIEs and therefore consolidates the VIEs.

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income of $19 million for 2017, 2016 and 2015. The increase in net income is entirely attributable to the noncontrolling interests.  Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Consolidated Balance Sheets at December 31, 2017 and December 31, 2016 include the following amounts relating to the VIEs (dollars in thousands):

	December 31, 2017	December 31, 2016
Palo Verde sale leaseback property, plant and equipment, net of accumulated depreciation	$109,645	$113,515
Equity-Noncontrolling interests	129,040	132,290

Assets of the VIEs are restricted and may only be used for payment to the noncontrolling interest holders.  These assets are reported on our consolidated financial statements.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider reasonably likely to occur.  Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event were to occur during the lease periods, APS may be required to pay the noncontrolling equity participants approximately $293 million beginning in 2018, and up to $456 million over the lease extension term.

For regulatory ratemaking purposes, the agreements continue to be treated as operating leases and, as a result, we have recorded a regulatory asset relating to the arrangements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Investments

We have investments in debt and equity securities held in Nuclear Decommissioning Trusts and Coal Reclamation Escrow Accounts. These investments are classified as available for sale securities, and as a result we record the investments at their fair value on our Consolidated Balance Sheets. See Note 13 for a discussion of how fair value is determined and the classification of the investments within the fair value hierarchy. Because of the ability of APS to recover decommissioning and coal reclamation costs in rates, and in accordance with the regulatory treatment, APS has deferred realized and unrealized gains and losses (including other-than-temporary impairments on investment securities) in other regulatory liabilities. The costs of securities sold are determined on the basis of specific identification.

Nuclear Decommissioning Trusts

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017			December 31, 2016
	Fair Value	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Total Unrealized Gains	Total Unrealized Losses
Equity securities	$417,390	$248,623	$—	$353,261	$188,091	$—
Fixed income securities	446,277	11,537	(2,996)	425,530	9,820	(4,962)
Cash and cash equivalents	7,224	—	—	—	—	—
Net receivables (a)	109	—	—	795	—	—
Total	$871,000	$260,160	$(2,996)	$779,586	$197,911	$(4,962)

(a)	Net receivables/(payables) relate to pending purchases and sales of securities.

The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in thousands):

	Nuclear Decommissioning
	Year Ended December 31,
	2017	2016	2015
Realized gains	$21,813	$11,213	$5,189
Realized losses	(13,146)	(10,106)	(6,225)
Proceeds from the sale of securities (a)	542,246	633,410	478,813

(a)	Proceeds are reinvested in the trust/account.

Coal Reclamation Escrow Accounts

APS has investments restricted for coal mine reclamation funding related to Four Corners. As of December 31, 2017, APS’s coal reclamation escrow accounts are invested in fixed income securities with a fair value of $30 million. The realized and unrealized gains and losses relating to these fixed income securities was

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

immaterial for the twelve months ended December 31, 2017 and December 31, 2016. The proceeds from the sale of securities for the twelve months ended December 31, 2017 was $4 million. There were no proceeds from the sale of securities for the twelve months ended December 31, 2016. The proceeds are reinvested in the escrow accounts.
4CA also has investments restricted for coal mine reclamation funding relating to Four Corners invested in fixed income securities. The 4CA fixed income investments have a fair value of $2 million as of December 31, 2017. The realized and unrealized gains and losses relating to these fixed income securities was immaterial for the twelve months ended December 31, 2017 and 2016.

Fixed Income Securities Contractual Maturities

The fair value of fixed income securities, summarized by contractual maturities, at December 31, 2017 is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts	Escrow Accounts	Total
Less than one year	$24,668	$455	$25,123
1 year – 5 years	100,289	2,494	102,783
5 years – 10 years	129,239	8,615	137,854
Greater than 10 years	192,081	20,453	212,534
Total	$446,277	$32,017	$478,294

20.    Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Balance December 31, 2015	$(37,593)		$(7,155)		$(44,748)
OCI (loss) before reclassifications	(4,509)		(538)		(5,047)
Amounts reclassified from accumulated other comprehensive loss	3,032	(a)	2,941	(b)	5,973
Balance December 31, 2016	(39,070)		(4,752)		(43,822)
OCI (loss) before reclassifications	(6,438)		(35)		(6,473)
Amounts reclassified from accumulated other comprehensive loss	3,068	(a)	2,225	(b)	5,293
Balance December 31, 2017	$(42,440)		$(2,562)		$(45,002)

(a)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 7.

(b)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 16.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accumulated Other Comprehensive Loss - APS

The following table shows the changes in APS's accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Balance December 31, 2015	$(19,942)		$(7,155)		$(27,097)
OCI (loss) before reclassifications	(3,821)		(538)		(4,359)
Amounts reclassified from accumulated other comprehensive loss	3,092	(a)	2,941	(b)	6,033
Balance December 31, 2016	(20,671)		(4,752)		(25,423)
OCI (loss) before reclassifications	(6,884)		(35)		(6,919)
Amounts reclassified from accumulated other comprehensive loss	3,134	(a)	2,225	(b)	5,359
Balance December 31, 2017	$(24,421)		$(2,562)		$(26,983)

(a)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 7.

(b)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 16.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating revenues	$119	$370	$550
Operating expenses	24,298	26,424	12,733
Operating loss	(24,179)	(26,054)	(12,183)
Other
Equity in earnings of subsidiaries	507,495	462,027	446,508
Other expense	(2,715)	(1,771)	(3,302)
Total	504,780	460,256	443,206
Interest expense	5,633	3,151	2,672
Income before income taxes	474,968	431,051	428,351
Income tax benefit	(13,488)	(10,983)	(8,906)
Net income attributable to common shareholders	488,456	442,034	437,257
Other comprehensive income (loss) — attributable to common shareholders	(1,180)	926	23,393
Total comprehensive income — attributable to common shareholders	$487,276	$442,960	$460,650

See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$41	$41
Accounts receivable	93,554	81,751
Income tax receivable	19,124	—
Other current assets	267	340
Total current assets	112,986	82,132
Investments and other assets
Investments in subsidiaries	5,465,137	5,084,035
Deferred income taxes	54,352	53,805
Other assets	44,613	38,500
Total investments and other assets	5,564,102	5,176,340
Total Assets	$5,677,088	$5,258,472
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$7,638	$5,421
Accrued taxes	8,927	12,050
Common dividends payable	77,667	72,926
Short-term borrowings	95,400	41,700
Current maturities of long-term debt	—	125,000
Other current liabilities	17,417	31,182
Total current liabilities	207,049	288,279

Long-term debt less current maturities	298,421	—

Pension liabilities	20,758	21,057
Other	15,130	13,224
Total deferred credits and other	35,888	34,281
Common stock equity
Common stock	2,609,181	2,591,897
Accumulated other comprehensive loss	(45,002)	(43,822)
Retained earnings	2,442,511	2,255,547
Total Pinnacle West Shareholders’ equity	5,006,690	4,803,622
Noncontrolling interests	129,040	132,290
Total Equity	5,135,730	4,935,912
Total Liabilities and Equity	$5,677,088	$5,258,472

See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$488,456	$442,034	$437,257
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries — net	(507,495)	(462,027)	(446,508)
Depreciation and amortization	76	85	92
Deferred income taxes	(264)	(12,402)	12,967
Accounts receivable	(2,106)	15,823	11,336
Accounts payable	(11,162)	10,402	637
Accrued taxes and income tax receivables — net	(22,247)	20,041	(12,882)
Dividends received from subsidiaries	296,800	239,300	266,900
Other	15,092	5,514	(6,995)
Net cash flow provided by operating activities	257,150	258,770	262,804
Cash flows from investing activities
Construction work in progress	—	(18,457)	(3,462)
Investments in subsidiaries	(178,027)	(19,242)	(3,491)
Repayments of loans from subsidiaries	2,987	1,026	157
Advances of loans to subsidiaries	(6,388)	(2,092)	(1,010)
Net cash flow used for investing activities	(181,428)	(38,765)	(7,806)
Cash flows from financing activities
Issuance of long-term debt	298,761	—	—
Short-term debt borrowings under revolving credit facility	58,000	40,000	—
Short-term debt repayments under revolving credit facility	(32,000)	—	—
Commercial paper - net	27,700	1,700	—
Dividends paid on common stock	(289,793)	(274,229)	(260,027)
Repayment of long-term debt	(125,000)	—	—
Common stock equity issuance - net of purchases	(13,390)	(4,867)	19,373
Net cash flow used for financing activities	(75,722)	(237,396)	(240,654)
Net increase (decrease) in cash and cash equivalents	—	(17,391)	14,344
Cash and cash equivalents at beginning of year	41	17,432	3,088
Cash and cash equivalents at end of year	$41	$41	$17,432
     See Combined Notes to Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
NOTES TO FINANCIAL STATEMENTS OF HOLDING COMPANY

The Combined Notes to Consolidated Financial Statements in Part II, Item 8 should be read in conjunction with the Pinnacle West Capital Corporation Holding Company Financial Statements.

The Pinnacle West Capital Corporation Holding Company Financial Statements have been prepared to present the financial position, results of operations and cash flows of Pinnacle West Capital Corporation on a stand-alone basis as a holding company. Investments in subsidiaries are accounted for using the equity method.

PINNACLE WEST CAPITAL CORPORATION
SCHEDULE II — RESERVE FOR UNCOLLECTIBLES
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of period
Reserve for uncollectibles:
2017	$3,037	$6,836	$—	$7,360	$2,513
2016	3,125	4,025	—	4,113	3,037
2015	3,094	4,073	—	4,042	3,125

ARIZONA PUBLIC SERVICE COMPANY
SCHEDULE II — RESERVE FOR UNCOLLECTIBLES
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of period
Reserve for uncollectibles:
2017	$3,037	$6,836	$—	$7,360	$2,513
2016	3,125	4,025	—	4,113	3,037
2015	3,094	4,073	—	4,042	3,125

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of December 31, 2017.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’s disclosure controls and procedures as of December 31, 2017.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

(d)Changes In Internal Control Over Financial Reporting

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS
AND CORPORATE GOVERNANCE OF PINNACLE WEST

Reference is hereby made to “Information About Our Board and Corporate Governance,” “Proposal 1 — Election of Directors” and to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Pinnacle West Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2018 (the “2018 Proxy Statement”) and to the “Executive Officers of Pinnacle West” section in Part I of this report.

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

ITEM 11.  EXECUTIVE COMPENSATION

Reference is hereby made to “Directors’ Compensation,” “Report of the Human Resources Committee,” “Executive Compensation,” and “Human Resources Committee Interlocks and Insider Participation” in the 2018 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Reference is hereby made to “Ownership of Pinnacle West Stock” in the 2018 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2017 with respect to the 2012 Plan and the 2007 Plan, under which our equity securities are outstanding or currently authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,364,170	—	2,172,786
Equity compensation plans not approved by security holders		—
Total	1,364,170	—	2,172,786

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

Equity Compensation Plans Approved By Security Holders

Amounts in column (a) in the table above include shares subject to awards outstanding under two equity compensation plans that were previously approved by our shareholders:  (a) the 2007 Plan, which was approved by our shareholders at our 2007 annual meeting of shareholders and under which no new stock awards may be granted; and (b) the 2012 Plan, as amended, which was approved by our shareholders at our 2012 annual meeting of shareholders and the first amendment to the 2012 Plan was approved by our shareholders at our 2017 annual meeting of shareholders.  See Note 15 of the Notes to Consolidated Financial Statements for additional information regarding these plans.

Equity Compensation Plans Not Approved by Security Holders

The Company does not have any equity compensation plans under which shares can be issued that have not been approved by the shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is hereby made to “Information About Our Board and Corporate Governance” and “Related Party Transactions” in the 2018 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT
FEES AND SERVICES

Pinnacle West

Reference is hereby made to “Accounting and Auditing Matters — Audit Fees and — Pre-Approval Policies” in the 2018 Proxy Statement.

APS

The following fees were paid to APS’s independent registered public accountants, Deloitte & Touche LLP, for the last two fiscal years:

Type of Service	2017	2016
Audit Fees (1)	$2,212,137	$2,137,925
Audit-Related Fees (2)	292,467	283,070

(1)     The aggregate fees billed for services rendered for the audit of annual financial statements and for review of financial statements included in Reports on Form 10-Q.
(2)     The aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not included in Audit Fees reported above, which primarily consist of fees for employee benefit plan audits performed in 2017 and 2016.

Pinnacle West’s Audit Committee pre-approves each audit service and non-audit service to be provided by APS’s registered public accounting firm.  The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit and non-audit services to be performed by the independent public accountants if the services are not expected to cost more than $50,000.  The Chair must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.  All of the services performed by Deloitte & Touche LLP for APS in 2017 were pre-approved by the Audit Committee or the Chair consistent with the pre-approval policy.

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

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed

3.1	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962	8/7/2008

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of February 22, 2017	3.1 to Pinnacle West/APS February 28, 2017 Form 8-K Report, File Nos. 1-8962 and 1-4473	2/28/2017

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form 18 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9/29/1993

3.3.1	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2012

3.4	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K, File No. 1-4473	2/20/2009

4.1	Pinnacle West	Specimen Certificate of Pinnacle West Capital Corporation Common Stock, no par value	4.1 to Pinnacle West June 20, 2017 Form 8-K Report, File No. 1-8962	6/20/2017

4.2	Pinnacle West APS	Indenture dated as of January 1, 1995 among APS and The Bank of New York Mellon, as Trustee	4.6 to APS’s Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1/11/1995

4.2a	Pinnacle West APS	First Supplemental Indenture dated as of January 1, 1995	4.4 to APS’s Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1/11/1995

4.3	Pinnacle West APS	Indenture dated as of November 15, 1996 between APS and The Bank of New York, as Trustee	4.5 to APS’s Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333- 15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11/22/1996

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
4.3a	Pinnacle West APS	First Supplemental Indenture dated as of November 15, 1996	4.6 to APS’s Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333-15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11/22/1996

4.3b	Pinnacle West APS	Second Supplemental Indenture dated as of April 1, 1997	4.10 to APS’s Registration Statement Nos. 33-55473, 33-64455 and 333-15379 by means of April 7, 1997 Form 8-K Report, File No. 1-4473	4/9/1997

4.3c	Pinnacle West APS	Third Supplemental Indenture dated as of November 1, 2002	10.2 to Pinnacle West’s March 31, 2003 Form 10-Q Report, File No. 1-8962	5/15/2003

4.4	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Senior Unsecured Debt Securities	4.1 to Pinnacle West’s Registration Statement No. 333-52476	12/21/2000

4.4a	Pinnacle West	Third Supplemental Indenture dated as of November 30, 2017	4.1 to Pinnacle West November 30, 2017 Form 8-K Report, File No. 1-8962	11/30/2017

4.5	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Subordinated Unsecured Debt Securities	4.2 to Pinnacle West’s Registration Statement No. 333-52476	12/21/2000

4.6	Pinnacle West APS	Indenture dated as of January 15, 1998 between APS and The Bank of New York Mellon Trust Company N.A. (successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee	4.10 to APS’s Registration Statement Nos. 333-15379 and 333-27551 by means of January 13, 1998 Form 8-K Report, File No. 1-4473	1/16/1998

4.6a	Pinnacle West APS	Seventh Supplemental Indenture dated as of May 1, 2003	4.1 to APS’s Registration Statement No. 333-90824 by means of May 7, 2003 Form 8-K Report, File No. 1-4473	5/9/2003

4.6b	Pinnacle West APS	Eighth Supplemental Indenture dated as of June 15, 2004	4.1 to APS’s Registration Statement No. 333-106772 by means of June 24, 2004 Form 8-K Report, File No. 1-4473	6/28/2004

4.6c	Pinnacle West APS	Ninth Supplemental Indenture dated as of August 15, 2005	4.1 to APS’s Registration Statements Nos. 333-106772 and 333-121512 by means of August 17, 2005 Form 8-K Report, File No. 1-4473	8/22/2005

4.6d	APS	Tenth Supplemental Indenture dated as of August 1, 2006	4.1 to APS’s July 31, 2006 Form 8-K Report, File No. 1-4473	8/3/2006

4.6e	Pinnacle West APS	Eleventh Supplemental Indenture dated as of February 26, 2009	4.6e to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6f	Pinnacle West APS	Twelfth Supplemental Indenture dated as of August 25, 2011	4.6f to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6g	Pinnacle West APS	Thirteenth Supplemental Indenture dated as of January 13, 2012	4.6g to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed

4.6h	Pinnacle West APS	Fourteenth Supplemental Indenture dated as of January 10, 2014	4.6h to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6i	Pinnacle West APS	Fifteenth Supplemental Indenture dated as of June 18, 2014	4.6i to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6j	Pinnacle West APS	Sixteenth Supplemental Indenture dated as of January 12, 2015	4.6j to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

4.6k	Pinnacle West APS	Seventeenth Supplemental Indenture dated as of May 19, 2015	4.1 to Pinnacle West/APS May 14, 2015 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/19/2015

4.6l	Pinnacle West APS	Eighteenth Supplemental Indenture dated as of November 6, 2015	4.1 to Pinnacle West/APS November 3, 2015 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/6/2015

4.6m	Pinnacle West APS	Nineteenth Supplemental Indenture dated as of May 6, 2016	4.1 to Pinnacle West/APS May 3, 2016 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/6/2016

4.6n	Pinnacle West APS	Twentieth Supplemental Indenture dated as of September 20, 2016	4.1 to Pinnacle West/APS September 15, 2016 Form 8-K Report, File Nos. 1-8962 and 1-4473	9/20/2016

4.6o	Pinnacle West APS	Twenty-First Supplemental Indenture dated as of September 11, 2017	4.1 to Pinnacle West/APS September 11, 2017 Form 8-K Report, File Nos. 1-8962 and 1-4473	9/11/2017

4.7	Pinnacle West	Second Amended and Restated Pinnacle West Capital Corporation Investors Advantage Plan dated as of June 23, 2004	4.4 to Pinnacle West’s June 23, 2004 Form 8-K Report, File No. 1-8962	8/9/2004

4.7a	Pinnacle West	Third Amended and Restated Pinnacle West Capital Corporation Investors Advantage Plan dated as of November 25, 2008	4.1 to Pinnacle West’s Form S-3 Registration Statement No. 333-155641, File No. 1-8962	11/25/2008

4.8	Pinnacle West	Agreement, dated March 29, 1988, relating to the filing of instruments defining the rights of holders of long-term debt not in excess of 10% of the Company’s total assets	4.1 to Pinnacle West’s 1987 Form 10-K Report, File No. 1-8962	3/30/1988

4.8a	Pinnacle West APS	Agreement, dated March 21, 1994, relating to the filing of instruments defining the rights of holders of APS long-term debt not in excess of 10% of APS’s total assets	4.1 to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

10.1.1	Pinnacle West APS	Two separate Decommissioning Trust Agreements (relating to PVGS Units 1 and 3, respectively), each dated July 1, 1991, between APS and Mellon Bank, N.A., as Decommissioning Trustee	10.2 to APS’s September 30, 1991 Form 10-Q Report, File No. 1-4473	11/14/1991

10.1.1a	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVGS Unit 1), dated as of December 1, 1994	10.1 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.1.1b	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVGS Unit 3), dated as of December 1, 1994	10.2 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1.1c	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVGS Unit 1) dated as of July 1, 1991	10.4 to APS’s 1996 Form 10-K Report , File No. 1-4473	3/28/1997

10.1.1d	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVGS Unit 3) dated as of July 1, 1991	10.6 to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.1.1e	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVGS Unit 1), dated as of March 18, 2002	10.2 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1.1f	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVGS Unit 3), dated as of March 18, 2002	10.4 to Pinnacle West’s March 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1.1g	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVGS Unit 1), dated as of December 19, 2003	10.3 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1.1h	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVGS Unit 3), dated as of December 19, 2003	10.5 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1.1i	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVGS Unit 1), dated as of May 1, 2007	10.1 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/9/2007

10.1.1j	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVGS Unit 3), dated as of May 1, 2007	10.2 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 104473	5/9/2007

10.1.2	Pinnacle West APS
Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2) dated as of January 31, 1992, among APS, Mellon Bank, N.A., as Decommissioning Trustee, and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee under two separate Trust Agreements, each with a separate Equity Participant, and as Lessor under two separate Facility Leases, each relating to an undivided interest in PVGS Unit 2
			10.1 to Pinnacle West’s 1991 Form 10-K Report, File No. 1-8962	3/26/1992

10.1.2a	Pinnacle West APS	First Amendment to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of November 1, 1992	10.2 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.1.2b	Pinnacle West APS	Amendment No. 2 to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of November 1, 1994	10.3 to APS’s 1994 Form 10-K Report, File No. 1-4473	3/30/1995

10.1.2c	Pinnacle West APS	Amendment No. 3 to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of June 20, 1996	10.1 to APS’s June 30, 1996 Form 10-Q Report, File No. 1-4473	8/9/1996

10.1.2d	Pinnacle West APS	Amendment No. 4 to Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2) dated as of December 16, 1996	APS 10.5 to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.1.2e	Pinnacle West APS	Amendment No. 5 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of June 30, 2000	10.1 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1.2f	Pinnacle West APS	Amendment No. 6 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of March 18, 2002	10.3 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5/15/2002

10.1.2g	Pinnacle West APS	Amendment No. 7 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of December 19, 2003	10.4 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.1.2h	Pinnacle West APS	Amendment No. 8 to the Amended and Restated Decommissioning Trust Agreement (PVGS Unit 2), dated as of April 1, 2007	10.1.2h to Pinnacle West’s 2007 Form 10-K Report, File No. 1-8962	2/27/2008

10.2.1[b]	Pinnacle West APS
Arizona Public Service Company Deferred Compensation Plan, as restated, effective January 1, 1984, and the second and third amendments thereto, dated December 22, 1986, and December 23, 1987, respectively
			10.4 to APS’s 1988 Form 10-K Report, File No. 1-4473	3/8/1989

10.2.1ab	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Deferred Compensation Plan, effective as of January 1, 1993	10.3A to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

10.2.1bb	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective as of May 1, 1993	10.2 to APS’s September 30, 1994 Form 10-Q Report, File No. 1-4473	11/10/1994

10.2.1cb	Pinnacle West APS	Fifth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 1997	10.3A to APS’s 1996 Form 10-K Report, File No. 1-4473	3/28/1997

10.2.1db	Pinnacle West APS	Sixth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 2001	10.8A to Pinnacle West’s 2000 Form 10-K Report, File No. 1-8962	3/14/2001

10.2.2[b]	Pinnacle West APS	Arizona Public Service Company Directors’ Deferred Compensation Plan, as restated, effective January 1, 1986	10.1 to APS’s June 30, 1986 Form 10-Q Report, File No. 1-4473	8/13/1986

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.2.2ab	Pinnacle West APS	Second Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of January 1, 1993	10.2A to APS’s 1993 Form 10-K Report, File No. 1-4473	3/30/1994

10.2.2bb	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of May 1, 1993	10.1 to APS’s September 30, 1994 Form 10-Q Report, File No. 1-4473	11/10/1994

10.2.2cb	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Directors Deferred Compensation Plan, effective as of January 1, 1999	10.8A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2.3[b]	Pinnacle West APS	Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans dated August 1, 1996	10.14A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2.3ab	Pinnacle West APS	First Amendment dated December 7, 1999 to the Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans	10.15A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3/30/2000

10.2.4[b]	Pinnacle West APS
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
			10.64b to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.2.5[b]	Pinnacle West APS	Deferred Compensation Plan of 2005 for Employees of Pinnacle West Capital Corporation and Affiliates (as amended and restated effective January 1, 2016)	10.2.5 to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

10.3.1[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, amended and restated as of January 1, 2003	10.7A to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3/15/2004

10.3.1ab	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, as amended and restated, dated December 18, 2003	10.48b to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.3.2[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)	10.3.2 to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

10.3.2ab	Pinnacle West APS	First Amendment to the Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)	10.3.2a to Pinnacle West/APS 2016 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2017

10.3.2bb	Pinnacle West APS	Second Amendment to the Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005 (as amended and restated effective January 1, 2016)

10.4.1[b]	APS	Letter Agreement dated December 20, 2006 between APS and Randall K. Edington	10.78 to Pinnacle West/APS 2006 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/28/2007

10.4.2[b]	APS	Letter Agreement dated July 22, 2008 between APS and Randall K. Edington	10.3 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-4473	8/7/2008

10.4.3[b]	Pinnacle West APS	Letter Agreement dated June 17, 2008 between Pinnacle West/APS and James R. Hatfield	10.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/7/2008

10.4.4[b]	APS	Supplemental Agreement dated December 26, 2008 between APS and Randall K. Edington	10.4.10 to Pinnacle West/APS 2008 Form 10-K Report, File No. 1-4473	2/20/2009

10.4.5[b]	APS	Description of 2010 Palo Verde Specific Compensation Opportunity for Randall K. Edington	10.4.13 to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2010

10.4.6[b]	Pinnacle West	Letter Agreement dated May 21, 2009, between Pinnacle West and David P. Falck	10.4 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File No. 1-8962	5/6/2010

10.4.7[b]	APS	Supplemental Agreement dated June 19, 2012 between APS and Randall K. Edington	10.1 to Pinnacle West/APS June 30, 2012 Form 10-Q Report File Nos. 1-8962 and 1-4473	8/2/2012

10.4.8[b]	APS	Description of 2016 Palo Verde Specific Compensation Opportunity for Randall K. Edington	Pinnacle West/APS December 15, 2015 Form 8-K Report, File No. 1-4473	12/21/2015

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.4.9[b]	APS	Supplemental Agreement dated December 14, 2014 between APS and Randall K. Edington	10.4.9 to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

10.5.1bd	Pinnacle West APS	Key Executive Employment and Severance Agreement between Pinnacle West and certain executive officers of Pinnacle West and its subsidiaries	10.77bd to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/13/2006

10.5.1abd	Pinnacle West APS	Form of Amended and Restated Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.4 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11/6/2007

10.5.2bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.3 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11/6/2007

10.5.3bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.5.3 to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2010

10.5.4bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.5.4 to Pinnacle West/APS 2012 Form 10-K, File Nos. 1-8962 and 1-4473	2/22/2013

10.6.1[b]	Pinnacle West	Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	Appendix B to the Proxy Statement for Pinnacle West’s 2007 Annual Meeting of Shareholders, File No. 1-8962	4/20/2007

10.6.1ab	Pinnacle West	First Amendment to the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS April 18, 2007 Form 8-K Report, File No. 1-8962	4/20/2007

10.6.1bbd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.3 to Pinnacle West/APS March 31, 2009 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/5/2009

10.6.1cbd	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8/3/2010

10.6.1dbd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8/3/2010

10.6.1ebd	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.4 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6.1fbd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.5 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.6.1gbd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan (Supplemental 2010 Award)	10.6 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4/29/2011

10.6.2[b]	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.1 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File No. 1-8962	11/6/2007

10.6.3[b]	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.2 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962	8/7/2008

10.6.4bd	Pinnacle West APS	Summary of 2018 CEO Variable Incentive Plan and Officer Variable Incentive Plan

10.6.5	Pinnacle West	Description of Restricted Stock Unit Grant to Donald E. Brandt	Pinnacle West/APS December 24, 2012 Form 8-K Report, File No. 1-8962	12/26/2012

10.6.6[b]	Pinnacle West APS	Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2012 Annual Meeting of Shareholders, File No. 1-8962	3/29/2012

10.6.6abd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.1 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6.6bbd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.2 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6.6cbd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.8c to Pinnacle West/APS 2013 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2014

10.6.6dbd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.8d to Pinnacle West/APS 2013 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/21/2014

10.6.6ebd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.6e to Pinnacle West/APS 2015 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/19/2016

10.6.6fbd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.6f to Pinnacle West/APS 2016 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2017

10.6.6gbd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.6.6g to Pinnacle West/APS 2016 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2017

10.6.6hbd	Pinnacle West	Master Amendment to Performance Share Agreements	10.3 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.6.6ibd	Pinnacle West	Master Amendment to Restricted Stock Unit Agreements	10.4 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/3/2012

10.6.6jbd	Pinnacle West	Performance Cash Award Agreement, dated May 10, 2017, between Pinnacle West and Donald E. Brandt	10.1 to Pinnacle West/APS June 30, 2017 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/2/2017

10.6.6kbd	Pinnacle West	First Amendment to the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2017 Annual Meeting of Shareholders, File No. 1-8962	3/31/2017

10.7.1	Pinnacle West APS	Indenture of Lease with Navajo Tribe of Indians, Four Corners Plant	5.01 to APS's Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7.1a	Pinnacle West APS	Supplemental and Additional Indenture of Lease, including amendments and supplements to original lease with Navajo Tribe of Indians, Four Corners Plant	5.02 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7.1b	Pinnacle West APS	Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease Four Corners, dated April 25, 1985	10.36 to Pinnacle West’s Registration Statement on Form 8-B Report, File No. 1-89	7/25/1985

10.7.1c	Pinnacle West APS	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4/29/2011

10.7.1d	Pinnacle West APS	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4/29/2011

10.7.2	Pinnacle West APS	Application and Grant of multi-party rights-of-way and easements, Four Corners Plant Site	5.04 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7.2a	Pinnacle West APS	Application and Amendment No. 1 to Grant of multi-party rights-of-way and easements, Four Corners Site dated April 25, 1985	10.37 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7/25/1985

10.7.3	Pinnacle West APS	Application and Grant of APS rights- of-way and easements, Four Corners Site	5.05 to APS’s Form S-7 Registration Statement, File No. 2-59644	9/1/1977

10.7.3a	Pinnacle West APS	Application and Amendment No. 1 to Grant of APS rights-of-way and easements, Four Corners Site dated April 25, 1985	10.38 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7/25/1985

10.7.4a	Pinnacle West APS	Four Corners Project Co-Tenancy Agreement Amendment No. 6	10.7 to Pinnacle West’s 2000 Form 10-K Report, File No. 1-8962	3/14/2001

10.7.4b	Pinnacle West APS
Four Corners Project Co-Tenancy Agreement Amendment No. 7, dated December 30, 2013, among APS, El Paso Electric Company, Public Service Company of New Mexico, SRP, SCE, and Tucson Electric Power Company
			10.3 to Pinnacle West/APS March 31, 2014 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/2/2014

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.8.1	Pinnacle West APS	Indenture of Lease, Navajo Units 1, 2, and 3	5(g) to APS’s Form S-7 Registration Statement, File No. 2-36505	3/23/1970

10.8.2	Pinnacle West APS	Application of Grant of rights-of-way and easements, Navajo Plant	5(h) to APS Form S-7 Registration Statement, File No. 2-36505	3/23/1970

10.8.3	Pinnacle West APS	Water Service Contract Assignment with the United States Department of Interior, Bureau of Reclamation, Navajo Plant	5(l) to APS’s Form S-7 Registration Statement, File No. 2-394442	3/16/1971

10.8.4	Pinnacle West APS
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
			99.1 to Pinnacle West’s June 30, 2000 Form 10-Q Report, File No. 1-8962	8/14/2000

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.9.1c	Pinnacle West APS
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
			10.11.2 to Pinnacle West/APS 2014 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/20/2015

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.11.2	Pinnacle West	Five-Year Credit Agreement dated as of May 13, 2016, among Pinnacle West, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto	10.1 to Pinnacle West/APS June 30, 2016 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/2/2016

10.11.2a	Pinnacle West	Amendment No. 1 to Five-Year Credit Agreement dated as of May 13, 2016, among Pinnacle West, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto	10.11.2a to Pinnacle West/APS June 30, 2017 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/3/2017

10.11.3	Pinnacle West	364-day Credit Agreement dated as of August 31, 2016, among Pinnacle West, as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Agent and Issuing Bank, and the lenders and other parties thereto	10.1 to Pinnacle West/APS September 30, 2016 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11/3/2016

10.11.3a	Pinnacle West
Amendment No. 1 to 364-day Credit Agreement dated as of August 31, 2016, among Pinnacle West, as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Agent and Issuing Bank, and the lenders and other parties thereto
			10.11.3a to Pinnacle West/APS June 30, 2017 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/3/2017

10.11.4	Pinnacle West APS	Five-Year Credit Agreement dated as of June 29, 2017 among APS, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto	10.2 to Pinnacle West/APS June 30, 2017 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/3/2017
10.11.5	Pinnacle West APS
Term Loan Agreement dated as of June 26, 2015 among APS, as Borrower, Toronto Dominion (Texas) LLC, as Agent, Citibank, N.A., as Syndication Agent, and such institutions compromising the lenders party thereto
			10.1 to Pinnacle West/APS June 30, 2015 Form 10-Q Report, File Nos. 1-8962 and 1-4473	7/30/2015

10.11.6	Pinnacle West APS	Term Loan Agreement dated as of April 22, 2016 among APS, as Borrower, Toronto Dominion (Texas) LLC, as Agent and such institutions compromising the lenders party thereto	10.1 to Pinnacle West/APS March 31, 2016 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4/29/2016

10.11.7	Pinnacle West APS	Five-Year Credit Agreement dated as of May 13, 2016, among APS, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto	10.2 to Pinnacle West/APS June 30, 2016 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/2/2016

10.11.7a	Pinnacle West APS	Amendment No. 1 to Five-Year Credit Agreement dated as of May 13, 2016, among APS, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto	10.11.7a to Pinnacle West/APS June 30, 2017 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/3/2017

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.12.1[c]	Pinnacle West APS
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
			10.2 to Pinnacle West/APS June 30, 2014 Form 10-Q Report, File Nos. 1-8962 and 1-4473	7/31/2014

10.13.1	Pinnacle West APS	Agreement between Pinnacle West Energy Corporation and APS for Transportation and Treatment of Effluent by and between Pinnacle West Energy Corporation and APS dated as of the 10th day of April, 2001	10.102 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13.2	Pinnacle West APS	Agreement for the Transfer and Use of Wastewater and Effluent by and between APS, SRP and PWE dated June 1, 2001	10.103 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13.3	Pinnacle West APS	Agreement for the Sale and Purchase of Wastewater Effluent dated November 13, 2000, by and between the City of Tolleson, Arizona, APS and SRP	10.104 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

10.13.4	Pinnacle West APS	Operating Agreement for the Co-Ownership of Wastewater Effluent dated November 16, 2000 by and between APS and SRP	10.105 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3/16/2005

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
10.13.5	Pinnacle West APS	Municipal Effluent Purchase and Sale Agreement dated April 29, 2010, by and between City of Phoenix, City of Mesa, City of Tempe, City of Scottsdale, City of Glendale, APS and SRP	10.1 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/6/2010

10.14.1	Pinnacle West APS	Contract, dated July 21, 1984, with DOE providing for the disposal of nuclear fuel and/or high-level radioactive waste, ANPP	10.31 to Pinnacle West’s Form S-14 Registration Statement, File No. 2-96386	3/13/1985

10.15.1	Pinnacle West APS	Territorial Agreement between APS and SRP	10.1 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

10.15.2	Pinnacle West APS	Power Coordination Agreement between APS and SRP	10.2 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

10.15.3	Pinnacle West APS	Memorandum of Agreement between APS and SRP	10.3 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5/15/1998

10.15.3a	Pinnacle West APS	Addendum to Memorandum of Agreement between APS and SRP dated as of May 19, 1998	10.2 to APS’s May 19, 1998 Form 8-K Report, File No. 1-4473	6/26/1998

10.16	Pinnacle West APS	Purchase and Sale Agreement dated November 8, 2010 by and between SCE and APS	10.1 to Pinnacle West/APS November 8, 2010 Form 8-K Report, File Nos. 1-8962 and 1-4473	11/8/2010

10.17	Pinnacle West APS	Proposed Settlement Agreement dated January 6, 2012 by and among APS and certain parties to its retail rate case (approved by ACC Order No. 73183)	10.17 to Pinnacle West/APS 2011 Form 10-K Report, File Nos. 1-8962 and 1-4473	2/24/2012

10.18	Pinnacle West APS	Proposed Settlement Agreement dated March 27, 2017 by and among APS and certain parties to its retail rate case (approved by ACC Order No. 76295)	10.1 to Pinnacle West/APS March 31, 2017 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5/2/2017

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

21.1	Pinnacle West	Subsidiaries of Pinnacle West

23.1	Pinnacle West	Consent of Deloitte & Touche LLP

23.2	APS	Consent of Deloitte & Touche LLP

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1[e]	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2[e]	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West APS	Collateral Trust Indenture among PVGS II Funding Corp., Inc., APS and Chemical Bank, as Trustee	4.2 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.1a	Pinnacle West APS	Supplemental Indenture to Collateral Trust Indenture among PVGS II Funding Corp., Inc., APS and Chemical Bank, as Trustee	4.3 to APS’s 1992 Form 10-K Report, File No. 1-4473	3/30/1993

99.2[c]	Pinnacle West APS
Participation Agreement, dated as of August 1, 1986, among PVGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein
			28.1 to APS’s September 30, 1992 Form 10-Q Report, File No. 1-4473	11/9/1992

99.2ac	Pinnacle West APS
Amendment No. 1 dated as of November 1, 1986, to Participation Agreement, dated as of August 1, 1986, among PVGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein
			10.8 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. 1, on December 3, 1986 Form 8, File No. 1-4473	12/4/1986

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: a	Date Filed
99.2bc	Pinnacle West APS
Amendment No. 2, dated as of March 17, 1993, to Participation Agreement, dated as of August 1, 1986, among PVGS Funding Corp., Inc., PVGS II Funding Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein
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
Participation Agreement, dated as of December 15, 1986, among PVGS Funding Report Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee under a Trust Indenture, APS, and the Owner Participant named therein
			28.2 to APS’s September 30, 1992 Form 10-Q Report, File No. 1-4473	11/9/1992

99.5a	Pinnacle West APS
Amendment No. 1, dated as of August 1, 1987, to Participation Agreement, dated as of December 15, 1986, among PVGS Funding Corp., Inc. as Funding Corporation, State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, Chemical Bank, as Indenture Trustee, APS, and the Owner Participant named therein
			28.20 to APS’s Form 18 Registration Statement No. 33-9480 by means of a November 6, 1986 Form 8-K Report, File No. 1-4473	8/10/1987

99.5b	Pinnacle West APS
Amendment No. 2, dated as of March 17, 1993, to Participation Agreement, dated as of December 15, 1986, among PVGS Funding Corp., Inc., PVGS II Funding Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Owner Participant named therein
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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Date: February 23, 2018	/s/ Donald E. Brandt
(Donald E. Brandt, Chairman of the Board of Directors, President and Chief Executive Officer)

Power of Attorney

We, the undersigned directors and executive officers of Pinnacle West Capital Corporation, hereby severally appoint James R. Hatfield and Jeffrey B. Guldner, and each of them, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald E. Brandt	Principal Executive Officer	February 23, 2018
(Donald E. Brandt, Chairman	and Director
of the Board of Directors, President
and Chief Executive Officer)

/s/ James R. Hatfield	Principal Financial Officer	February 23, 2018
(James R. Hatfield,
Executive Vice President and
Chief Financial Officer)

/s/ Denise R. Danner	Principal Accounting Officer	February 23, 2018
(Denise R. Danner,
Vice President, Controller and
Chief Accounting Officer)

/s/ Denis A. Cortese	Director	February 23, 2018
(Denis A. Cortese, M.D.)

/s/ Richard P. Fox	Director	February 23, 2018
(Richard P. Fox)

/s/ Michael L. Gallagher	Director	February 23, 2018
(Michael L. Gallagher)

/s/ Roy A. Herberger, Jr., Ph.D.	Director	February 23, 2018
(Roy A. Herberger, Jr., Ph.D.)

/s/ Dale E. Klein, Ph.D.	Director	February 23, 2018
(Dale E. Klein, Ph.D.)

/s/ Humberto S. Lopez	Director	February 23, 2018
(Humberto S. Lopez)

/s/ Kathryn L. Munro	Director	February 23, 2018
(Kathryn L. Munro)

/s/ Bruce J. Nordstrom	Director	February 23, 2018
(Bruce J. Nordstrom)

/s/ Paula J. Sims	Director	February 23, 2018
(Paula J. Sims)

/s/ David P. Wagener	Director	February 23, 2018
(David P. Wagener)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Date: February 23, 2018	/s/ Donald E. Brandt
(Donald E. Brandt, Chairman of the Board of Directors, President and Chief Executive Officer)

Power of Attorney

We, the undersigned directors and executive officers of Arizona Public Service Company, hereby severally appoint James R. Hatfield and Jeffrey B. Guldner, and each of them, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald E. Brandt	Principal Executive Officer	February 23, 2018
(Donald E. Brandt, Chairman	and Director
of the Board of Directors, President and
Chief Executive Officer)

/s/ James R. Hatfield	Principal Financial Officer	February 23, 2018
(James R. Hatfield,
Executive Vice President and
Chief Financial Officer)

/s/ Denise R. Danner	Principal Accounting Officer	February 23, 2018
(Denise R. Danner,
Vice President, Controller and
Chief Accounting Officer)

/s/ Denis A. Cortese	Director	February 23, 2018
(Denis A. Cortese, M.D.)

/s/ Richard P. Fox	Director	February 23, 2018
(Richard P. Fox)

/s/ Michael L. Gallagher	Director	February 23, 2018
(Michael L. Gallagher)

/s/ Roy A. Herberger, Jr., Ph.D.	Director	February 23, 2018
(Roy A. Herberger, Jr., Ph.D.)

/s/ Dale E. Klein, Ph.D.	Director	February 23, 2018
(Dale E. Klein, Ph.D.)

/s/ Humberto S. Lopez	Director	February 23, 2018
(Humberto S. Lopez)

/s/ Kathryn L. Munro	Director	February 23, 2018
(Kathryn L. Munro)

/s/ Bruce J. Nordstrom	Director	February 23, 2018
(Bruce J. Nordstrom)

/s/ Paula J. Sims	Director	February 23, 2018
(Paula J. Sims)

/s/ David P. Wagener	Director	February 23, 2018
(David P. Wagener)