Form 10-Q
period 2018-03-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2018-05-02
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of April 25, 2018: 111,933,168
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of April 25, 2018: 71,264,947

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

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as "estimate," "predict," "may," "believe," "plan," "expect," "require," "intend," "assume," "project" and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2017 ("2017 Form 10-K"), Part II, Item 1A of this report and in Part I, Item 2 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report, these factors include, but are not limited to:

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
These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2017 Form 10-K, and in Part II, Item 1A of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017

OPERATING REVENUES	$692,714	$677,728

OPERATING EXPENSES
Fuel and purchased power	197,110	212,395
Operations and maintenance	265,682	226,071
Depreciation and amortization	144,825	127,627
Taxes other than income taxes	53,600	43,836
Other expenses	163	388
Total	661,380	610,317
OPERATING INCOME	31,334	67,411
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	14,079	9,482
Pension and other postretirement non-service credits - net	12,859	6,095
Other income (Note 9)	3,985	480
Other expense (Note 9)	(3,229)	(3,680)
Total	27,694	12,377
INTEREST EXPENSE
Interest charges	58,954	51,864
Allowance for borrowed funds used during construction	(6,755)	(4,472)
Total	52,199	47,392
INCOME BEFORE INCOME TAXES	6,829	32,396
INCOME TAXES	(1,265)	4,211
NET INCOME	8,094	28,185
Less: Net income attributable to noncontrolling interests (Note 6)	4,873	4,873
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,221	$23,312

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	112,017	111,728
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	112,493	112,195

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$0.03	$0.21
Net income attributable to common shareholders — diluted	$0.03	$0.21

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017

NET INCOME	$8,094	$28,185

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $96 and $674	(96)	(770)
Reclassification of net realized loss, net of tax expense (benefit) of ($82) and $356	409	1,207
Pension and other postretirement benefits activity, net of tax expense of $443 and $704	900	522
Total other comprehensive income	1,213	959

COMPREHENSIVE INCOME	9,307	29,144
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,873

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,434	$24,271

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,440	$13,892
Customer and other receivables	212,188	305,147
Accrued unbilled revenues	118,989	112,434
Allowance for doubtful accounts	(2,046)	(2,513)
Materials and supplies (at average cost)	257,815	264,012
Fossil fuel (at average cost)	48,062	25,258
Assets from risk management activities (Note 7)	1,994	1,931
Deferred fuel and purchased power regulatory asset (Note 4)	74,585	75,637
Other regulatory assets (Note 4)	178,490	172,451
Other current assets	51,887	48,039
Total current assets	957,404	1,016,288
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 12)	861,439	871,000
Other special use funds (Note 12)	217,992	32,542
Other assets	58,177	52,040
Total investments and other assets	1,137,608	955,582
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	17,896,772	17,798,061
Accumulated depreciation and amortization	(6,231,918)	(6,128,535)
Net	11,664,854	11,669,526
Construction work in progress	1,453,610	1,291,498
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	108,678	109,645
Intangible assets, net of accumulated amortization	262,523	257,189
Nuclear fuel, net of accumulated amortization	135,400	117,408
Total property, plant and equipment	13,625,065	13,445,266
DEFERRED DEBITS
Regulatory assets (Note 4)	1,200,260	1,202,302
Assets for other postretirement benefits (Note 5)	89,378	268,978
Other	138,591	130,666
Total deferred debits	1,428,229	1,601,946

TOTAL ASSETS	$17,148,306	$17,019,082

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2018	December 31, 2017
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$205,169	$256,442
Accrued taxes	194,930	148,946
Accrued interest	51,335	56,397
Common dividends payable	—	77,667
Short-term borrowings (Note 3)	369,900	95,400
Current maturities of long-term debt (Note 3)	582,000	82,000
Customer deposits	75,759	70,388
Liabilities from risk management activities (Note 7)	67,743	59,252
Liabilities for asset retirements	6,397	4,745
Regulatory liabilities (Note 4)	136,535	100,086
Other current liabilities	184,623	246,529
Total current liabilities	1,874,391	1,197,852
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	4,290,533	4,789,713
DEFERRED CREDITS AND OTHER
Deferred income taxes	1,689,601	1,690,805
Regulatory liabilities (Note 4)	2,415,417	2,452,536
Liabilities for asset retirements	677,629	674,784
Liabilities for pension benefits (Note 5)	284,007	327,300
Liabilities from risk management activities (Note 7)	47,626	37,170
Customer advances	109,629	113,996
Coal mine reclamation	231,512	231,597
Deferred investment tax credit	205,428	205,575
Unrecognized tax benefits	13,229	13,115
Other	155,633	148,909
Total deferred credits and other	5,829,711	5,895,787
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 111,961,963 and 111,816,170 issued at respective dates	2,620,261	2,614,805
Treasury stock at cost; 29,097 and 64,463 shares at respective dates	(2,431)	(5,624)
Total common stock	2,617,830	2,609,181
Retained earnings	2,454,268	2,442,511
Accumulated other comprehensive loss	(52,341)	(45,002)
Total shareholders’ equity	5,019,757	5,006,690
Noncontrolling interests (Note 6)	133,914	129,040
Total equity	5,153,671	5,135,730

TOTAL LIABILITIES AND EQUITY	$17,148,306	$17,019,082
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,094	$28,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	163,566	147,861
Deferred fuel and purchased power	(18,950)	(988)
Deferred fuel and purchased power amortization	20,002	(4,172)
Allowance for equity funds used during construction	(14,079)	(9,482)
Deferred income taxes	(229)	10,357
Deferred investment tax credit	(147)	(344)
Change in derivative instruments fair value	—	(101)
Stock compensation	10,537	9,997
Changes in current assets and liabilities:
Customer and other receivables	89,518	47,007
Accrued unbilled revenues	(6,555)	6,723
Materials, supplies and fossil fuel	(16,607)	(667)
Income tax receivable	—	(5,780)
Other current assets	(664)	(17,353)
Accounts payable	(25,738)	22,147
Accrued taxes	45,984	43,706
Other current liabilities	(12,030)	(101,801)
Change in margin and collateral accounts — assets	(396)	(12)
Change in margin and collateral accounts — liabilities	(1,092)	—
Change in other long-term assets	(3,369)	(36,836)
Change in other long-term liabilities	(70,973)	1,604
Net cash flow provided by operating activities	166,872	140,051
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(361,037)	(348,824)
Contributions in aid of construction	8,569	5,975
Allowance for borrowed funds used during construction	(6,755)	(4,472)
Proceeds from nuclear decommissioning trust sales	130,456	151,126
Investment in nuclear decommissioning trust	(131,027)	(151,696)
Other	(1,299)	(793)
Net cash flow used for investing activities	(361,093)	(348,684)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	255,441
Short-term borrowing and payments — net	263,500	22,097
Short-term debt borrowings under revolving credit facility	36,000	8,000
Short-term debt repayments under revolving credit facility	(25,000)	—
Dividends paid on common stock	(75,903)	(71,177)
Common stock equity issuance - net of purchases	(2,828)	(11,580)
Other	—	(1)
Net cash flow provided by financing activities	195,769	202,780

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,548	(5,853)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,892	8,881

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,440	$3,028
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2017	111,392,053	$2,596,030	(55,317)	$(4,133)	$2,255,547	$(43,822)	$132,290	$4,935,912
Net income		—		—	23,312	—	4,873	28,185
Other comprehensive income		—		—	—	959	—	959
Issuance of common stock	194,995	(988)		—	—	—	—	(988)
Purchase of treasury stock (a)		—	(153,470)	(12,141)	—	—	—	(12,141)
Reissuance of treasury stock for stock-based compensation and other		—	179,592	14,004	8	—	1	14,013
Balance, March 31, 2017	111,587,048	$2,595,042	(29,195)	$(2,270)	$2,278,867	$(42,863)	$137,164	$4,965,940

Balance, January 1, 2018	111,816,170	$2,614,805	(64,463)	$(5,624)	$2,442,511	$(45,002)	$129,040	$5,135,730
Net income		—		—	3,221	—	4,873	8,094
Other comprehensive income		—		—	—	1,213	—	1,213
Dividends on common stock		—		—	(16)	—	—	(16)
Issuance of common stock	145,793	5,456		—	—	—	—	5,456
Purchase of treasury stock (a)		—	(81,177)	(6,277)	—	—	—	(6,277)
Reissuance of treasury stock for stock-based compensation and other		—	116,543	9,470	—	—	1	9,471
Reclassification of income tax effects related to new tax reform (See Note 13)		—		—	8,552	(8,552)	—	—
Balance, March 31, 2018	111,961,963	$2,620,261	(29,097)	$(2,431)	$2,454,268	$(52,341)	$133,914	$5,153,671
(a)    Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017

OPERATING REVENUES	$692,006	$677,589

OPERATING EXPENSES
Fuel and purchased power	202,010	217,104
Operations and maintenance	254,601	219,008
Depreciation and amortization	144,112	127,208
Taxes other than income taxes	53,242	43,564
Other expenses	163	436
Total	654,128	607,320
OPERATING INCOME	37,878	70,269
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	14,079	9,482
Pension and other postretirement non-service credits - net	13,197	6,042
Other income (Note 9)	3,772	342
Other expense (Note 9)	(2,945)	(3,128)
Total	28,103	12,738
INTEREST EXPENSE
Interest charges	56,158	50,796
Allowance for borrowed funds used during construction	(6,755)	(4,472)
Total	49,403	46,324
INCOME BEFORE INCOME TAXES	16,578	36,683
INCOME TAXES	2,106	8,648
NET INCOME	14,472	28,035
Less: Net income attributable to noncontrolling interests (Note 6)	4,873	4,873
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$9,599	$23,162

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017

NET INCOME	$14,472	$28,035

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense $96 and $674	(96)	(770)
Reclassification of net realized loss, net of tax expense (benefit) of ($82) and $356	409	1,207
Pension and other postretirement benefits activity, net of tax expense of $306 and $590	857	611
Total other comprehensive income	1,170	1,048

COMPREHENSIVE INCOME	15,642	29,083
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,873

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$10,769	$24,210

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2018	December 31, 2017
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$17,751,964	$17,654,078
Accumulated depreciation and amortization	(6,144,874)	(6,041,965)
Net	11,607,090	11,612,113

Construction work in progress	1,424,023	1,266,636
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	108,678	109,645
Intangible assets, net of accumulated amortization	262,363	257,028
Nuclear fuel, net of accumulated amortization	135,400	117,408
Total property, plant and equipment	13,537,554	13,362,830

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 12)	861,439	871,000
Other special use funds (Note 12)	215,800	30,358
Other assets	41,019	36,796
Total investments and other assets	1,118,258	938,154

CURRENT ASSETS
Cash and cash equivalents	14,001	13,851
Customer and other receivables	198,703	292,791
Accrued unbilled revenues	118,989	112,434
Allowance for doubtful accounts	(2,046)	(2,513)
Materials and supplies (at average cost)	256,573	262,630
Fossil fuel (at average cost)	48,062	25,258
Assets from risk management activities (Note 7)	1,994	1,931
Deferred fuel and purchased power regulatory asset (Note 4)	74,585	75,637
Other regulatory assets (Note 4)	178,490	172,451
Other current assets	45,477	41,055
Total current assets	934,828	995,525

DEFERRED DEBITS
Regulatory assets (Note 4)	1,200,260	1,202,302
Assets for other postretirement benefits (Note 5)	85,515	265,139
Other	132,336	129,801
Total deferred debits	1,418,111	1,597,242

TOTAL ASSETS	$17,008,751	$16,893,751

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2018	December 31, 2017
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,571,696	2,571,696
Retained earnings	2,548,591	2,533,954
Accumulated other comprehensive loss	(30,851)	(26,983)
Total shareholder equity	5,267,598	5,256,829
Noncontrolling interests (Note 6)	133,914	129,040
Total equity	5,401,512	5,385,869
Long-term debt less current maturities (Note 3)	3,992,207	4,491,292
Total capitalization	9,393,719	9,877,161
CURRENT LIABILITIES
Short-term borrowings (Note 3)	255,500	—
Current maturities of long-term debt (Note 3)	582,000	82,000
Accounts payable	198,025	247,852
Accrued taxes	211,455	157,349
Accrued interest	48,828	55,533
Common dividends payable	—	77,700
Customer deposits	75,759	70,388
Liabilities from risk management activities (Note 7)	67,743	59,252
Liabilities for asset retirements	5,898	4,192
Regulatory liabilities (Note 4)	136,535	100,086
Other current liabilities	180,005	243,922
Total current liabilities	1,761,748	1,098,274
DEFERRED CREDITS AND OTHER
Deferred income taxes	1,741,907	1,742,485
Regulatory liabilities (Note 4)	2,415,417	2,452,536
Liabilities for asset retirements	669,247	666,527
Liabilities for pension benefits (Note 5)	263,985	306,542
Liabilities from risk management activities (Note 7)	47,626	37,170
Customer advances	109,629	113,996
Coal mine reclamation	215,615	215,830
Deferred investment tax credit	205,428	205,575
Unrecognized tax benefits	43,990	43,876
Other	140,440	133,779
Total deferred credits and other	5,853,284	5,918,316
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
TOTAL LIABILITIES AND EQUITY	$17,008,751	$16,893,751

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,472	$28,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	162,853	147,443
Deferred fuel and purchased power	(18,950)	(988)
Deferred fuel and purchased power amortization	20,002	(4,172)
Allowance for equity funds used during construction	(14,079)	(9,482)
Deferred income taxes	533	8,899
Deferred investment tax credit	(147)	(344)
Change in derivative instruments fair value	—	(101)
Changes in current assets and liabilities:
Customer and other receivables	90,647	60,782
Accrued unbilled revenues	(6,555)	6,723
Materials, supplies and fossil fuel	(16,747)	(631)
Other current assets	(1,237)	(15,007)
Accounts payable	(24,592)	22,847
Accrued taxes	54,106	47,817
Other current liabilities	(15,771)	(88,990)
Change in margin and collateral accounts — assets	(396)	(12)
Change in margin and collateral accounts — liabilities	(1,092)	—
Change in other long-term assets	4,118	(31,172)
Change in other long-term liabilities	(69,836)	1,888
Net cash flow provided by operating activities	177,329	173,535
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(355,039)	(343,139)
Contributions in aid of construction	8,569	5,975
Allowance for borrowed funds used during construction	(6,755)	(4,472)
Proceeds from nuclear decommissioning trust sales	130,456	151,126
Investment in nuclear decommissioning trust	(131,027)	(151,696)
Other	(1,183)	(774)
Net cash flow used for investing activities	(354,979)	(342,980)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	255,441
Short-term borrowings and payments — net	255,500	(19,003)
Short-term debt borrowings under revolving credit facility	25,000	—
Short-term debt repayments under revolving credit facility	(25,000)	—
Dividends paid on common stock	(77,700)	(72,900)
Net cash flow provided by financing activities	177,800	163,538
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	150	(5,907)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,851	8,840
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,001	$2,933
Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	$—	$—
Interest, net of amounts capitalized	$54,873	$53,129
Significant non-cash investing and financing activities:
Accrued capital expenditures	$86,944	$78,977

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2017	71,264,947	$178,162	$2,421,696	$2,331,245	$(25,423)	$132,290	$5,037,970
Net income		—	—	23,162	—	4,873	28,035
Other comprehensive income		—	—	—	1,048	—	1,048
Other		—	—	(2)	—	1	(1)
Balance, March 31, 2017	71,264,947	$178,162	$2,421,696	$2,354,405	$(24,375)	$137,164	$5,067,052

Balance, January 1, 2018	71,264,947	$178,162	$2,571,696	$2,533,954	$(26,983)	$129,040	$5,385,869
Net income		—	—	9,599	—	4,873	14,472
Other comprehensive income		—	—	—	1,170	—	1,170
Other		—	—	—	—	1	1
Reclassification of income tax effects related to new tax reform (See Note 13)		—	—	5,038	(5,038)	—	—
Balance, March 31, 2018	71,264,947	$178,162	$2,571,696	$2,548,591	$(30,851)	$133,914	$5,401,512

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Consolidation and Nature of Operations

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

Our condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such regulations, although we believe that the disclosures provided are adequate to make the interim information presented not misleading. The accompanying condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our 2017 Form 10-K.

These consolidated financial statements and notes have been prepared consistently, with the exception of the reclassification of certain prior year amounts on our Condensed Consolidated Statements of Income and APS's Condensed Consolidated Statements of Income. Beginning in quarter ended March 31, 2018, APS changed the format of presentation of its Condensed Consolidated Statements of Income from a utility ratemaking format to a commercial format. Minor changes were made in the description of certain income statement line items and the amounts presented in the comparable prior period also changed by immaterial amounts due to the change from a utility to a non-utility format and also from the adoption of the new accounting guidance for net periodic pension cost and net periodic postretirement benefit cost. In addition, the prior year amounts were reclassified to conform to the current year presentation for the other special use funds in the investment and other assets section on the Condensed Consolidated Balance Sheets.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Cash paid (received) during the period for:
Income taxes, net of refunds	$—	$(2)
Interest, net of amounts capitalized	56,026	54,280
Significant non-cash investing and financing activities:
Accrued capital expenditures	$86,991	$79,306

2.    Revenue

Adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers
On January 1, 2018, we adopted new revenue guidance in ASU 2014-09 and related amendments. The new revenue guidance requires entities to recognize revenue when control of the promised good or service is transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We applied the new guidance using the modified retrospective method applied to contracts which were not completed as of January 1, 2018. The adoption of the new revenue guidance resulted in expanded disclosures, but otherwise did not have a material impact on our financial statements. New revenue disclosures required by the standard are included below. See Note 13 for additional information regarding the new accounting standard.

Revenue Recognition and Sources of Revenue

Our revenues are primarily derived from sales of electricity to our regulated retail customers. Our retail electric services and tariff rates are regulated by the ACC. Revenues related to the sale of electric services are recognized when service is rendered or electricity is delivered to the customer. Electricity sales generally represent a single performance obligation delivered over time. We have elected to apply the invoice practical expedient and, as such, we recognize revenue based on the amount to which we have a right to invoice for services performed.

The following table provides detail of Pinnacle West's consolidated revenue disaggregated by revenue sources (dollars in thousands):

Three Months Ended March 31,
2018
Retail residential electric service	$316,675
Retail non-residential electric service	343,189
Wholesale energy sales	12,089
Transmission services for others	14,845
Other sources	5,916
Total operating revenues	$692,714

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The billing of regulated retail electricity sales to individual customers is based on data obtained from the customer’s meter. We obtain customers' meter data on a systematic basis throughout the month, and generally bill customers within a month from when service was provided. Customers are generally required to pay for services within 15 days of when the services are billed. We do not assess transactions for significant financing components when the period of time between when the goods or services are transferred to the customer and when the customer pays for those goods or services is less than one year.

Unbilled revenues are estimated by applying an average revenue per kilowatt-hour (“kWh”) to the number of estimated kWhs delivered but not billed by customer class. Historically, differences between the actual and estimated unbilled revenues have been immaterial. We exclude sales tax and franchise fees on electric revenues from both revenue and taxes other than income taxes.

Revenues from wholesale energy sales and transmission services for others represent energy and transmission sales to wholesale customers. These activities primarily consist of managing fuel and purchased power risks in connection with the cost of serving our retail customers' energy requirements. We may also sell into the wholesale markets generation that is not needed for APS’s retail load. Our wholesale activities and tariff rates are regulated by the United States Federal Energy Regulatory Commission ("FERC").

In the electricity business, some contracts to purchase energy are settled by netting against other contracts to sell electricity. This is referred to as a book-out, and usually occurs in contracts that have the same terms (product type, quantities, and delivery points) and for which power does not flow. We net these book-outs, which reduces both wholesale revenues and fuel and purchased power costs.

Revenue Activities

Our revenues are primarily derived from activities that are classified as revenues from contracts with customers. This includes sales of electricity to our regulated retail customers and wholesale and transmission activities. Our revenues from contracts with customers for the three months ended March 31, 2018 were $683 million.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three months ended March 31, 2018, our revenues that do not qualify as revenue from contracts with customers were $10 million. This relates primarily to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of March 31, 2018.

3.	Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle West

At March 31, 2018, Pinnacle West had a $200 million facility that matures in May 2021. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. At March 31, 2018, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $37.4 million of commercial paper borrowings.

At March 31, 2018, Pinnacle West had a $125 million 364-day unsecured revolving credit facility that matures on July 30, 2018.  Borrowings under the facility bear interest at LIBOR plus 0.80% per annum. At March 31, 2018, Pinnacle West had $77 million outstanding under the facility.

APS

At March 31, 2018, APS had two revolving credit facilities totaling $1 billion, including a $500 million facility that matures in May 2021 and a $500 million credit facility that matures in June 2022. APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2018, APS had $255.5 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

See "Financial Assurances" in Note 8 for a discussion of APS’s other outstanding letters of credit.

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$298,326	$293,061	$298,421	$298,608
APS	4,574,207	4,845,665	4,573,292	5,006,348
Total	$4,872,533	$5,138,726	$4,871,713	$5,304,956

Debt Provisions

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2018, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $5.3 billion, and total capitalization was approximately $10.0 billion.  APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $4.0 billion, assuming APS’s total capitalization remains the same.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Regulatory Matters

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

On March 27, 2017, a majority of the stakeholders in the general retail rate case, including the ACC Staff, the Residential Utility Consumer Office, limited income advocates and private rooftop solar organizations signed a settlement agreement (the "2017 Settlement Agreement") and filed it with the ACC. The 2017 Settlement Agreement provides for a net retail base rate increase of $94.6 million, excluding the transfer of adjustor balances, consisting of: (1) a non-fuel, non-depreciation, base rate increase of $87.2 million per year; (2) a base rate decrease of $53.6 million attributable to reduced fuel and purchased power costs; and (3) a base rate increase of $61.0 million due to changes in depreciation schedules. The average annual customer bill impact under the 2017 Settlement Agreement was calculated as an increase of 3.28% (the average annual bill impact for a typical APS residential customer was calculated as 4.54%).

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

•
a new AZ Sun II program (now known as "APS Solar Communities") for utility-owned solar distributed generation with the purpose of expanding access to rooftop solar for low and moderate income Arizonans, recoverable through the Arizona Renewable Energy Standard and Tariff ("RES"), to be no less than $10 million per year, and not more than $15 million per year;

•	an increase to the per kWh cap for the environmental improvement surcharge from $0.00016 to $0.00050 and the addition of a balancing account;

•	rate design changes, including:

▪	a change in the on-peak time of use period from noon - 7 p.m. to 3 p.m. - 8 p.m. Monday through Friday, excluding holidays;

▪	non-grandfathered distributed generation ("DG") customers would be required to select a rate option that has time of use rates and either a new grid access charge or demand component;

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

▪	a Resource Comparison Proxy (“RCP”) for exported energy of 12.9 cents per kWh in year one; and

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

On October 17, 2017, Warren Woodward (an intervener in APS's general retail rate case) filed a Notice of Appeal in the Arizona Court of Appeals, Division One. The notice raises a single issue related to the application of certain rate schedules to new APS residential customers after May 1, 2018. Mr. Woodward filed a second notice of appeal on November 13, 2017 challenging APS’s $5 per month automated metering infrastructure opt-out program. Mr. Woodward’s two appeals have been consolidated, and APS has filed a motion to intervene. Mr. Woodward filed his opening brief on March 28, 2018.  APS cannot predict the outcome of this consolidated appeal but does not believe it will have a material impact on our financial position, results of operations or cash flows.

On January 3, 2018, an APS customer filed a petition with the ACC that was determined by the ACC Staff to be a complaint filed pursuant to Arizona Revised Statute §40-246 (the “Complaint”) and not a request for rehearing. Arizona Revised Statute §40-246 requires the ACC to hold a hearing regarding any complaint alleging that a public service corporation is in violation of any commission order or that the rates being charged are not just and reasonable if the complaint is signed by at least twenty-five customers of the public service corporation. The Complaint alleged that APS is “in violation of commission order” [sic]. On February 13, 2018, the complainant filed an amended Complaint alleging that the rates and charges in the 2017 Rate Case Decision are not just and reasonable.  The complainant is requesting that the ACC hold a hearing on the amended Complaint to determine if the average bill impact on residential customers of the rates and charges approved in the 2017 Rate Case Decision is greater than 4.54% (the average annual bill impact for a typical APS residential customer estimated by APS) and, if so, what effect the alleged greater bill impact has on APS's revenues and the overall reasonableness and justness of APS's rates and charges, in order to determine if there is sufficient evidence to warrant a full-scale rate hearing.  In April 2018, the judge set a procedural schedule for this matter and a hearing is scheduled for September 2018. APS cannot predict the outcome of this matter.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2014, the ACC voted that it had no objection to APS implementing an APS-owned rooftop solar research and development program aimed at learning how to efficiently enable the integration of rooftop solar and battery storage with the grid.  The first stage of the program, called the "Solar Partner Program," placed 8 megawatts ("MW") of residential rooftop solar on strategically selected distribution feeders in an effort to maximize potential system benefits, as well as made systems available to limited-income customers who could not easily install solar through transactions with third parties. The second stage of the program, which included an additional 2 MW of rooftop solar and energy storage, placed two energy storage systems sized at 2 MW on two different high solar penetration feeders to test various grid-related operation improvements and system interoperability, and was in operation by the end of 2016.  The costs for this program have been included in APS's rate base as part of the 2017 Rate Case Decision.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 20, 2017, APS filed an updated 2018 RES budget to include budget adjustments for APS Solar Communities (formerly known as AZ Sun II), which was approved as part of the 2017 Rate Case Decision. APS Solar Communities is a 3-year program requiring APS to spend $10 million -$15 million in capital costs each year to install utility-owned DG systems for low to moderate income residential homes, buildings of non-profit entities, Title I schools and rural government facilities. The 2017 Rate Case Decision provided that all operations and maintenance expenses, property taxes, marketing and advertising expenses, and the capital carrying costs for this program will be recovered through the RES. The ACC has not yet ruled on APS's 2018 RES Implementation Plan.

In September 2016, the ACC initiated a proceeding which will examine the possible modernization and expansion of the RES. On January 30, 2018, ACC Commissioner Tobin proposed a new standard in this proceeding which would broaden the RES to include a series of energy policies tied to clean energy sources (the "Energy Modernization Plan"). The Energy Modernization Plan includes replacing the current RES standard with the Energy Modernization Plan. APS cannot predict the outcome of this proceeding.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 PSA Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations primarily in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning balance	$75,637	$12,465
Deferred fuel and purchased power costs — current period	18,950	988
Amounts refunded/(charged) to customers	(20,002)	4,172
Ending balance	$74,585	$17,625

The PSA rate for the PSA year beginning February 1, 2017 was $(0.001348) per kWh, as compared to $0.001678 per kWh for the prior year.  This rate was comprised of a forward component of $(0.001027) per kWh and a historical component of $(0.000321) per kWh. On August 19, 2017 the PSA rate was revised to $0.000555 per kWh as part of the 2017 Rate Case Decision. This new rate was comprised of a forward component of $0.000876 per kWh and a historical component of $(0.000321) per kWh. The PSA rate for the PSA year beginning February 1, 2018 is $0.004555 per kWh, consisting of a forward component of $0.002009 per kWh and a historical component of $0.002546 per kWh.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2017, APS made a filing with FERC to reduce the Post-Employment Benefits Other than Pension expense reflected in its FERC transmission formula rate calculation to recognize certain savings resulting from plan design changes to the other postretirement benefit plans.  A transmission customer intervened and protested certain aspects of APS’s filing.  FERC initiated a proceeding under Section 206 of the Federal Power Act to evaluate the justness and reasonableness of the revised formula rate filing APS proposed.  APS entered into a settlement agreement with the intervening transmission customer, which was filed with FERC for approval on September 26, 2017. FERC approved the settlement agreement without modification or condition on December 21, 2017.

On March 7, 2018, APS made a filing to make modifications to its annual transmission formula to provide transmission customers the benefit of the reduced federal corporate income tax rate resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) beginning in its 2018 annual transmission formula rate update filing. These modifications will reduce APS’s transmission rates compared to the rate that would have gone into effect absent these changes. This matter is still pending and APS is currently unable to predict the outcome of the proceeding.

 Lost Fixed Cost Recovery Mechanism.  The LFCR mechanism permits APS to recover on an after-the-fact basis a portion of its fixed costs that would otherwise have been collected by APS in the kWh sales lost due to APS energy efficiency programs and to DG such as rooftop solar arrays.  The fixed costs recoverable by the LFCR mechanism were first established in the 2012 Settlement Agreement and amount to approximately 3.1 cents per residential kWh lost and 2.3 cents per non-residential kWh lost. These amounts were revised in the 2017 Settlement Agreement to 2.5 cents for both lost residential and non-residential kWh.  The LFCR adjustment has a year-over-year cap of 1% of retail revenues.  Any amounts left unrecovered in a particular year because of this cap can be carried over for recovery in a future year.  The kWhs lost from energy efficiency are based on a third-party evaluation of APS’s energy efficiency programs.  DG sales losses are determined from the metered output from the DG units.

APS filed its 2016 annual LFCR adjustment on January 15, 2016, requesting an LFCR adjustment of $46.4 million (a $7.9 million annual increase). The ACC approved the 2016 annual LFCR effective beginning in May 2016. APS filed its 2017 LFCR adjustment on January 13, 2017 requesting an LFCR adjustment of $63.7 million (a $17.3 million per year increase over 2016 levels). On April 5, 2017, the ACC approved the 2017 annual LFCR adjustment as filed, effective with the first billing cycle of April 2017. On February 15, 2018, APS filed its LFCR Adjustment, requesting that effective May 1, 2018, the LFCR be adjusted to $60.7 million (a $3 million per year decrease from 2017 levels). Because the LFCR mechanism has a balancing account that trues up any under or over recoveries, a one or two month delay in implementation does not have an adverse effect on APS.

Tax Expense Adjustor Mechanism ("TEAM") and FERC Tax Filing.  As part of the 2017 Settlement Agreement, the parties agreed to a rate adjustment mechanism to address potential federal income tax reform and enable the pass-through of certain income tax effects to customers. On December 22, 2017, the Tax Act was enacted.  This legislation made significant changes to the federal income tax laws including a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018.

On January 8, 2018, APS filed an application with the ACC requesting that the TEAM be implemented in two steps.  The first addresses the change in the marginal federal tax rate from 35% to 21% resulting from the Tax Act and, if approved, would reduce rates by $119.1 million annually through an equal cents per kWh credit.  APS asked that this decrease become effective February 1, 2018. On February 22, 2018, the ACC approved the reduction of rates by $119.1 million for the remainder of 2018 through an equal cents per kWh

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

credit applied to all but a small subset of customers who are taking service under specially-approved tariffs. The rate reduction was effective for the first billing cycle in March 2018.

The amount of the  benefit of the lower federal income tax rate is based on our quarterly pre-tax earnings pattern, while the reduction in revenues from lower customer rates through the TEAM is based on a per kWh sales credit which follows our seasonal kWh sales pattern and is not impacted by earnings of the Company.

The second step will address the amortization of excess deferred taxes previously collected from customers. APS is analyzing the final impact of the Tax Act provisions related to deferred taxes and intends to make a second TEAM filing later in 2018.

The TEAM expressly applies to APS's retail rates with the exception noted above. As discussed under "Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters" above, APS made a filing with FERC on March 7, 2018 seeking authorization to provide for the cost reductions resulting from the income tax changes in its wholesale transmission rates.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 9, 2016, APS filed with the ACC a motion to quash the subpoenas or, alternatively, to stay APS's obligations to comply with the subpoenas and decline to decide APS's motion pending court proceedings. Contemporaneously with the filing of this motion, APS and Pinnacle West filed a complaint for special action and declaratory judgment in the Superior Court of Arizona for Maricopa County, seeking a declaratory judgment that Commissioner Burns’ subpoenas are contrary to law. On September 15, 2016, APS produced all non-confidential and responsive documents and offered to produce any remaining responsive documents that are confidential after an appropriate confidentiality agreement is signed.

On February 7, 2017, Commissioner Burns opened a new ACC docket and indicated that its purpose is to study and rectify problems with transparency and disclosure regarding financial contributions from regulated monopolies or other stakeholders who may appear before the ACC that may directly or indirectly benefit an ACC Commissioner, a candidate for ACC Commissioner, or key ACC Staff.  As part of this docket, Commissioner Burns set March 24, 2017 as a deadline for the production of all information previously requested through the subpoenas. Neither APS nor Pinnacle West produced the information requested and instead objected to the subpoena. On March 10, 2017, Commissioner Burns filed suit against APS and Pinnacle West in the Superior Court of Arizona for Maricopa County in an effort to enforce his subpoenas. On March 30, 2017, APS filed a motion to dismiss Commissioner Burns' suit against APS and Pinnacle West. In response to the motion to dismiss, the court stayed the suit and ordered Commissioner Burns to file a motion to compel the production of the information sought by the subpoenas with the ACC. On June 20, 2017, the ACC denied the motion to compel. On August 4, 2017, Commissioner Burns amended his complaint to add all of the ACC Commissioners and the ACC itself as defendants. All defendants moved to dismiss the complaint. On February 15, 2018, the Superior Court dismissed Commissioner Burns’ complaint. On March 6, 2018, Burns filed an objection to the proposed final order from the Superior Court and a motion to amend his complaint. This motion has been fully briefed and the parties are awaiting a decision from the Superior Court judge. The matter is subject to appeal. APS and Pinnacle West cannot predict the outcome of this matter.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Renewable Energy Ballot Initiative

On February 20, 2018, a coalition of renewable energy advocates filed with the Arizona Secretary of State a ballot initiative for an Arizona constitutional amendment requiring Arizona public service corporations to procure 50% of their energy supply from renewable sources by 2030. For purposes of the proposed amendment, eligible renewable sources would not include nuclear generating facilities. The stated goal of the Clean Energy for a Healthy Arizona coalition is to complete the necessary steps to allow the initiative to be placed on the November 2018 Arizona elections ballot. The coalition must present over 225,000 verifiable signatures to the Secretary of State by July 5, 2018 to meet that goal. APS opposes this effort. APS believes the initiative is irresponsible and would result in negative impacts to Arizona utility customers, the Arizona economy and our company. In April 2018, Arizona passed a law limiting penalties associated with violating this proposed constitutional amendment to no more than $5,000 per violation. APS cannot predict the outcome of this matter.

Energy Modernization Plan

On January 30, 2018, ACC Commissioner Tobin proposed the Energy Modernization Plan, which consists of a series of energy policies tied to clean energy sources such as energy storage, biomass, energy efficiency, electric vehicles, and expanded energy planning through the integrated resource plans ("IRP") process. The Energy Modernization Plan includes replacing the current RES standard with the Energy Modernization Plan. The ACC has not yet initiated any formal proceedings with respect to Commissioner Tobin’s proposal; however, on February 22, 2018, the ACC Staff filed a Notice of Inquiry to further examine the matter. As a part of this proposal, the ACC voted in March 2018 to direct utilities to develop a comprehensive biomass generation plan to be included in each utility’s RES Implementation Plan.  APS cannot predict the outcome of this matter.

Integrated Resource Planning

ACC rules require utilities to develop fifteen-year IRPs which describe how the utility plans to serve customer load in the plan timeframe.  IRPs are filed with the ACC every even year, and are reviewed by ACC Staff to assess the adequacy of the plans.  The ACC then determines if the IRP meets the requirements of the rule and, if so, acknowledges the IRP.  In March of 2018, the ACC reviewed the 2017 IRPs of its jurisdictional utilities and voted to not acknowledge any plan.  APS does not believe that this lack of acknowledgment will have a material impact on our financial position, results of operations or cash flows.  APS's next IRP will be filed in 2020.

Four Corners

SCE-Related Matters. On December 30, 2013, APS purchased Southern California Edison Company's ("SCE’s") 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general retail rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Corners.  APS made its filing under this provision on December 30, 2013. On December 23, 2014, the ACC approved rate adjustments resulting in a revenue increase of $57.1 million on an annual basis.  This included the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase through its inclusion in rates.  The 2012 Settlement Agreement also provided for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $54 million as of March 31, 2018 and is being amortized in rates over a total of 10 years. The ACC's rate adjustment decision was appealed and on September 26, 2017, the Court of Appeals affirmed the ACC's decision on the Four Corners rate adjustment.

 As part of APS’s acquisition of SCE’s interest in Units 4 and 5, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination. On December 22, 2015, APS and SCE agreed to terminate the Transmission Termination Agreement and allow for the Transmission Agreement to expire according to its terms, which includes settling obligations in accordance with the terms of the Transmission Agreement. APS established a regulatory asset of $12 million in 2015 in connection with the payment required under the terms of the Transmission Agreement. On July 1, 2016, FERC issued an order denying APS’s request to recover the regulatory asset through its FERC-jurisdictional rates.  APS and SCE completed the termination of the Transmission Agreement on July 6, 2016. APS made the required payment to SCE and wrote-off the $12 million regulatory asset and charged operating revenues to reflect the effects of this order in the second quarter of 2016.  On July 29, 2016, APS filed a request for rehearing with FERC. In its order denying recovery, FERC also referred to its enforcement division a question of whether the agreement between APS and SCE relating to the settlement of obligations under the Transmission Agreement was a jurisdictional contract that should have been filed with FERC. On October 5, 2017, FERC issued an order denying APS's request for rehearing. FERC also upheld its prior determination that the agreement relating to the settlement was a jurisdictional contract and should have been filed with FERC. APS cannot predict whether or if the enforcement division will take any action. APS filed an appeal of FERC's July 1, 2016 and October 5, 2017 orders with the United States Court of Appeals for the Ninth Circuit on December 4, 2017. That proceeding is pending, and APS cannot predict the outcome of the proceeding.

SCR Cost Recovery. On December 29, 2017, in accordance with the 2017 Rate Case Decision, APS filed a Notice of Intent to file its SCR Rate Rider to permit recovery of costs associated with the installation of SCR equipment at Four Corners Units 4 and 5.  APS filed the SCR Rate Rider in April 2018. Consistent with the 2017 Rate Case Decision, the rate rider filing will be narrow in scope and will address only costs associated with this specific environmental compliance equipment. Also, as provided for in the 2017 Rate Case Decision, APS will request that the rate rider become effective no later than January 1, 2019.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs ($101 million as of March 31, 2018), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. The 2017 Settlement Agreement also shortened the depreciation lives of Cholla Units 1 and 3 to 2026.
Navajo Plant
The co-owners of the Navajo Generating Station (the "Navajo Plant") and the Navajo Nation agreed that the Navajo Plant will remain in operation until December 2019 under the existing plant lease. The co-owners and the Navajo Nation executed a lease extension on November 29, 2017 that will allow for decommissioning activities to begin after the plant ceases operations in December 2019. Various stakeholders including regulators, tribal representatives, the plant's coal supplier and the U.S. Department of the Interior ("DOI") have been meeting to determine if an alternate solution can be reached that would permit continued operation of the plant beyond 2019. Although we cannot predict whether any alternate plans will be found that would be acceptable to all of the stakeholders and feasible to implement, we believe it is probable that the Navajo Plant will cease operations in December 2019.

On February 14, 2017, the ACC opened a docket titled "ACC Investigation Concerning the Future of the Navajo Generating Station" with the stated goal of engaging stakeholders and negotiating a sustainable pathway for the Navajo Plant to continue operating in some form after December 2019. APS cannot predict the outcome of this proceeding.

APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book value of its remaining investment in the plant ($95 million as of March 31, 2018) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and may be material. APS believes it will be allowed recovery of the net book value, in addition to a return on its investment. In accordance with GAAP, in the second quarter of 2017, APS's remaining net book value of its interest in the Navajo Plant was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of this interest, all or a portion of the regulatory asset will be written off and APS's net income, cash flows, and financial position will be negatively impacted.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	March 31, 2018		December 31, 2017
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$569,784	$—	$576,188
Retired power plant costs	2033	26,668	180,298	27,402	188,843
Income taxes — allowance for funds used during construction ("AFUDC") equity	2048	3,818	143,619	3,828	142,852
Deferred fuel and purchased power — mark-to-market (Note 7)	2021	62,069	45,788	52,100	34,845
Deferred fuel and purchased power (b) (d)	2019	74,585	—	75,637	—
Four Corners cost deferral	2024	8,077	46,285	8,077	48,305
Income taxes — investment tax credit basis adjustment	2046	1,066	26,198	1,066	26,218
Lost fixed cost recovery (b)	2019	54,384	—	59,844	—
Palo Verde VIEs (Note 6)	2046	—	19,550	—	19,395
Deferred compensation	2036	—	37,650	—	36,413
Deferred property taxes	2027	8,569	73,244	8,569	74,926
Loss on reacquired debt	2038	1,637	14,896	1,637	15,305
Tax expense of Medicare subsidy	2024	1,235	7,387	1,236	7,415
Transmission cost adjustor (b)	2019	6,867	—	1,220	—
AG-1 deferral	2022	2,654	7,809	2,654	8,472
Mead-Phoenix transmission line CIAC	2050	332	10,293	332	10,376
Coal reclamation	2026	1,068	12,468	1,068	12,396
Other	Various	46	4,991	3,418	353
Total regulatory assets (c)		$253,075	$1,200,260	$248,088	$1,202,302

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

(d)	Subject to a carrying charge.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	March 31, 2018		December 31, 2017
		Current	Non-Current	Current	Non-Current
Excess deferred income taxes - Tax Cuts and Jobs Act	(a)	$—	$1,519,224	$—	$1,520,274
Asset retirement obligations	2057	—	315,922	—	332,171
Removal costs	(b)	26,949	197,274	18,238	209,191
Other postretirement benefits	(d)	37,642	142,560	37,642	151,985
Income taxes — deferred investment tax credit	2046	2,144	52,478	2,164	52,497
Income taxes — change in rates	2046	2,799	73,703	2,573	70,537
Spent nuclear fuel	2027	6,609	61,736	6,924	62,132
Renewable energy standard (c)	2019	32,694	—	23,155	—
Demand side management (c)	2019	4,049	4,123	3,066	4,921
Sundance maintenance	2030	—	17,299	—	16,897
Deferred gains on utility property	2022	4,423	9,873	4,423	10,988
Four Corners coal reclamation	2038	1,858	18,525	1,858	18,921
Tax expense adjustor mechanism (c)	2018	15,676	—	—	—
Other	Various	1,692	2,700	43	2,022
Total regulatory liabilities		$136,535	$2,415,417	$100,086	$2,452,536

(a)
While the majority of the excess deferred tax balance shown is subject to special amortization rules under federal income tax laws, which require amortization of the balance over the remaining regulatory life of the related property, treatment of a portion of the liability, and the month in which pass-through of the excess deferred tax balance will begin is subject to regulatory approval. This approval will be sought through the Company's TEAM adjustor mechanism and FERC filings in 2018. As a result, the Company cannot estimate the amount of this regulatory liability which is expected to reverse within the next 12 months. See Note 15.

(b)	In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal.

(c)	See “Cost Recovery Mechanisms” discussion above.

(d)	See Note 5.

5.	Retirement Plans and Other Postretirement Benefits

Pinnacle West sponsors a qualified defined benefit and account balance pension plan, a non-qualified supplemental excess benefit retirement plan, and an other postretirement benefit plan for the employees of Pinnacle West and our subsidiaries.  Pinnacle West uses a December 31 measurement date for its pension and other postretirement benefit plans.  The market-related value of our plan assets is their fair value at the measurement dates. Because of plan changes in September 2014, the Company sought IRS approval to move approximately $186 million of other postretirement benefit trust assets into a new trust account to pay for active union employee medical costs. In December 2016, FERC approved a methodology for determining the amount of other postretirement benefit trust assets to transfer into a new trust account to pay for active union employee medical costs. On January 2, 2018, these funds were moved to the new trust account which is

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

included in the other special use funds on the Condensed Consolidated Balance Sheets.  The Company negotiated a draft Closing Agreement granting tentative approval from the IRS prior to the transfer. Subsequent to the transfer, the Company submitted proof of the transfer to the IRS. The Company and the IRS executed a final Closing Agreement on March 2, 2018. Per the terms of an order from FERC, the Company must also make an informational filing with FERC. The Company made this FERC filing during February 2018. It is the Company’s understanding that completion of these regulatory requirements permits access to approximately $186 million for the sole purpose of paying active union employee medical benefits.

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Service cost — benefits earned during the period	$14,213	$13,760	$5,105	$4,358
Non-service costs (credits):
Interest cost on benefit obligation	31,007	32,701	7,101	7,565
Expected return on plan assets	(45,667)	(43,710)	(10,520)	(13,350)
Amortization of:
Prior service cost (credit)	—	20	(9,461)	(9,461)
Net actuarial loss	7,782	12,489	—	1,454
Net periodic benefit cost (credit)	$7,335	$15,260	$(7,775)	$(9,434)
Portion of cost (credit) charged to expense	$2,242	$7,568	$(5,605)	$(4,678)

On January 1, 2018, we adopted new accounting standard ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard changed our income statement presentation of net periodic benefit cost/(credits) and allows only the service cost component of net periodic benefit cost to be eligible for capitalization. See Note 13 for additional information.

Contributions

We have made voluntary contributions of $50 million to our pension plan year-to-date in 2018. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $250 million during the 2018-2020 period. We do not expect to make any contributions over the next three years to our other postretirement benefit plans. Year to date in 2018, the Company was reimbursed $22 million for prior year retiree medical claims from the other postretirement benefit plan trust assets.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three months ended March 31, 2018 and 2017 of $5 million, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 include the following amounts relating to the VIEs (dollars in thousands):

	March 31, 2018	December 31, 2017
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$108,678	$109,645
Equity — Noncontrolling interests	133,914	129,040

Assets of the VIEs are restricted and may only be used for payment to the noncontrolling interest holders. These assets are reported on our condensed consolidated financial statements.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the Nuclear Regulatory Commission ("NRC") issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event were to occur during the lease periods, APS may be required to pay the noncontrolling equity participants approximately $295 million beginning in 2018, and up to $456 million over the lease terms.

For regulatory ratemaking purposes, the agreements continue to be treated as operating leases and, as a result, we have recorded a regulatory asset relating to the arrangements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    Derivative Accounting

Derivative financial instruments are used to manage exposure to commodity price and transportation costs of electricity, natural gas, coal and emissions allowances, and in interest rates.  Risks associated with market volatility are managed by utilizing various physical and financial derivative instruments, including futures, forwards, options and swaps.  As part of our overall risk management program, we may use derivative instruments to hedge purchases and sales of electricity and fuels.  Derivative instruments that meet certain hedge accounting criteria may be designated as cash flow hedges and are used to limit our exposure to cash flow variability on forecasted transactions.  The changes in market value of such instruments have a high correlation to price changes in the hedged transactions.  Derivative instruments are also entered into for economic hedging purposes.  While economic hedges may mitigate exposure to fluctuations in commodity prices, these instruments have not been designated as accounting hedges.  Contracts that have the same terms (quantities, delivery points and delivery periods) and for which power does not flow are netted, which reduces both revenues and fuel and purchased power costs in our Condensed Consolidated Statements of Income, but does not impact our financial condition, net income or cash flows.

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

For its regulated operations, APS defers for future rate treatment 100% of the unrealized gains and losses on derivatives pursuant to the PSA mechanism that would otherwise be recognized in income.  Realized gains and losses on derivatives are deferred in accordance with the PSA to the extent the amounts are above or below the Base Fuel Rate (see Note 4).  Gains and losses from derivatives in the following tables represent the amounts reflected in income before the effect of PSA deferrals.

As of March 31, 2018 and December 31, 2017, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	March 31, 2018	December 31, 2017
Power	GWh	1,277	583
Gas	Billion cubic feet	252	240

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Financial Statement Location	Three Months Ended March 31,
Commodity Contracts		2018	2017
Loss Recognized in OCI on Derivative Instruments (Effective Portion)	OCI — derivative instruments	$—	$(96)
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	(491)	(851)

(a)
During the three months ended March 31, 2018 and 2017, we had no gains or losses reclassified from accumulated OCI to earnings due to the discontinuance of cash flow hedges where the forecasted transaction is not probable of occurring.

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

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Financial Statement Location	Three Months Ended March 31,
Commodity Contracts		2018	2017
Net Loss Recognized in Income	Operating revenues	$(1,219)	$(288)
Net Loss Recognized in Income	Fuel and purchased power (a)	(34,089)	(52,627)
Total		$(35,308)	$(52,915)

(a)	Amounts are before the effect of PSA deferrals.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of March 31, 2018 and December 31, 2017.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

As of March 31, 2018: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current assets	$5,984	$(4,686)	$1,298	$696	$1,994
Investments and other assets	819	(819)	—	—	—
Total assets	6,803	(5,505)	1,298	696	1,994

Current liabilities	(69,999)	4,686	(65,313)	(2,430)	(67,743)
Deferred credits and other	(48,445)	819	(47,626)	—	(47,626)
Total liabilities	(118,444)	5,505	(112,939)	(2,430)	(115,369)
Total	$(111,641)	$—	$(111,641)	$(1,734)	$(113,375)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.

(c)
Represents cash collateral and cash margin that are not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Amounts include cash collateral received from counterparties of $2,430 and cash margin provided to counterparties of $696.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(c)
Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Amounts include cash collateral received from counterparties of $3,521 and cash margin provided to counterparties of $300.

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of March 31, 2018, Pinnacle West has no counterparties with positive exposures of greater than 10% of risk management assets. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties' debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about our derivative instruments that have credit-risk-related contingent features at March 31, 2018 (dollars in thousands):

March 31, 2018
Aggregate fair value of derivative instruments in a net liability position	$118,444
Cash collateral posted	—
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	111,223

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $94 million if our debt credit ratings were to fall below investment grade.

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

APS has submitted three claims pursuant to the terms of the August 18, 2014 settlement agreement, for three separate time periods during July 1, 2011 through June 30, 2016. The DOE has approved and paid $65.2 million for these claims (APS’s share is $19 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers (see Note 4). APS's next claim pursuant to the terms of the August 18, 2014 settlement agreement was submitted to the DOE in the fourth quarter of 2017 in the amount of $9 million (APS's share is $2.6 million). In February 2018, the DOE approved this claim, and in March 2018, the DOE paid this claim. The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act ("Price-Anderson Act"), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident up to approximately $13.2 billion per occurrence.  Palo Verde maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers ("ANI").  The remaining balance of approximately $12.7 billion of liability coverage is provided through a mandatory industry-wide retrospective premium program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be responsible for retrospective premiums.  The maximum retrospective premium per reactor under the program for each nuclear liability incident is approximately $127.3 million, subject to a maximum annual premium of $19 million per incident.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum retrospective premium per incident for all three units is approximately $111.1 million, with a maximum annual retrospective premium of approximately $16.6 million.

The Palo Verde participants maintain insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion.  APS has also secured accidental outage insurance for a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and accidental outage insurance are provided by Nuclear Electric Insurance Limited ("NEIL").  APS is subject to retrospective premium adjustments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount APS could incur under the current NEIL policies totals approximately $24.8 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $71.2 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

Contractual Obligations

There have been no material changes, as of March 31, 2018, outside the normal course of business in contractual obligations from the information provided in our 2017 Form 10-K. See Note 3 for discussion regarding changes in our long-term debt obligations.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Superfund-Related Matters

The Comprehensive Environmental Response Compensation and Liability Act ("Superfund" or "CERCLA") establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties ("PRPs").  PRPs may be strictly, and often are jointly and severally, liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 ("OU3") in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study ("RI/FS").  Based upon discussions between the OU3 working group parties and EPA, along with the results of recent technical analyses prepared by the OU3 working group to supplement the RI/FS, APS anticipates finalizing the RI/FS in the spring of 2019. We estimate that our costs related to this investigation and study will be approximately $2 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

On August 6, 2013, the Roosevelt Irrigation District ("RID") filed a lawsuit in Arizona District Court against APS and 24 other defendants, alleging that RID’s groundwater wells were contaminated by the release of hazardous substances from facilities owned or operated by the defendants.  The lawsuit also alleges that, under Superfund laws, the defendants are jointly and severally liable to RID.  The allegations against APS arise out of APS’s current and former ownership of facilities in and around OU3.  As part of a state governmental investigation into groundwater contamination in this area, on January 25, 2015, the Arizona Department of Environmental Quality ("ADEQ") sent a letter to APS seeking information concerning the degree to which, if any, APS’s current and former ownership of these facilities may have contributed to groundwater contamination in this area.  APS responded to ADEQ on May 4, 2015. On December 16, 2016, two RID contractors filed an ancillary lawsuit for recovery of costs against APS and the other defendants in the RID litigation. That same day, another party filed an ancillary lawsuit against certain of the defendants in the main RID litigation, but excluded APS and certain other parties as named defendants. Because the ancillary lawsuits concern past costs allegedly incurred by these RID vendors, which were ruled unrecoverable directly by RID in November of 2016, the additional lawsuits do not increase APS's exposure or risk related to these matters.

On April 5, 2018, RID and the defendants in that particular litigation executed a settlement agreement, fully resolving RID's CERCLA claims concerning both past and future cost recovery. APS's share of this settlement was immaterial. In addition, the two vendors voluntarily dismissed their lawsuit against APS and the other named defendants without prejudice. An order to this effect was entered on April 17, 2018. With this disposition of the case, the vendors may file their lawsuit again in the future. In addition, APS and certain other parties not named in the remaining lawsuit may be brought into the litigation via third-party complaints filed by the current direct defendants. We are unable to predict the outcome of these matters; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

intends to seek recovery of any such environmental compliance costs through our rates, but cannot predict whether it will obtain such recovery.  The following proposed and final rules involve material compliance costs to APS.

Regional Haze Rules.  APS has received the final rulemaking imposing new pollution control requirements on Four Corners and the Navajo Plant. EPA will require these plants to install pollution control equipment that constitutes best available retrofit technology ("BART") to lessen the impacts of emissions on visibility surrounding the plants. In addition, EPA has issued a final rule for Regional Haze compliance at Cholla that does not involve the installation of new pollution controls and that will replace an earlier BART determination for this facility. See below for details of the Cholla BART approval.

Four Corners. Based on EPA’s final standards, APS's 63% share of the cost of required controls for Four Corners Units 4 and 5 is approximately $400 million.  In addition, APS and El Paso Electric Company ("El Paso") entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso's 7% interest in Four Corners Units 4 and 5. 4CA purchased the El Paso interest on July 6, 2016. Navajo Transitional Energy Company, LLC ("NTEC") has the option to purchase the interest within a certain timeframe pursuant to an option granted to NTEC. In December 2015, NTEC notified APS of its intent to exercise the option. The purchase did not occur during the originally contemplated timeframe. See "Four Corners Coal Supply Agreement - 4CA Matter" below for a discussion of the current status of the NTEC purchase. The cost of the pollution controls related to the 7% interest is approximately $45 million, which will be assumed by the ultimate owner of the 7% interest.

Navajo Plant. APS estimates that its share of costs for upgrades at the Navajo Plant, based on EPA’s Federal Implementation Plan ("FIP"), could be up to approximately $200 million; however, given the future plans for the Navajo Plant, we do not expect to incur these costs.  See "Navajo Plant" in Note 4 for information regarding future plans for the Navajo Plant.

Cholla. APS believed that EPA’s original 2012 final rule establishing controls constituting BART for Cholla, which would require installation of SCR controls, was unsupported and that EPA had no basis for disapproving Arizona’s State Implementation Plan ("SIP") and promulgating a FIP that was inconsistent with the state’s considered BART determinations under the regional haze program.  In September 2014, APS met with EPA to propose a compromise BART strategy. APS would permanently close Cholla Unit 2 and cease burning coal at Units 1 and 3 by the mid-2020s. (See Note 4 for details related to the resulting regulatory asset.) APS made the proposal with the understanding that additional emission control equipment is unlikely to be required in the future because retiring and/or converting the units as contemplated in the proposal is more cost effective than, and will result in increased visibility improvement over, the current BART requirements for NOx imposed on the Cholla units under EPA's BART FIP.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ADEQ has initiated a process to evaluate how to develop a state CCR permitting program that would cover electric generating units ("EGUs"), including Cholla. While APS has been working with ADEQ on the development of this program, we are unable to predict when Arizona will be able to finalize and secure EPA approval for a state-specific CCR permitting program. With respect to the Navajo Nation, APS has sought clarification as to when and how EPA would be initiating permit proceedings for facilities on the reservation, including Four Corners. We are unable to predict at this time when EPA will be issuing CCR management permits for the facilities on the Navajo Nation. At this time, it remains unclear how the CCR provisions of the WIIN Act will affect APS and its management of CCR.

Based upon utility industry petitions for EPA to reconsider the RCRA Subtitle D regulations for CCR, which were premised in part on the CCR provisions of the 2016 WIIN Act, on September 13, 2017 EPA agreed to evaluate whether to revise these federal CCR regulations. On March 1, 2018, EPA issued a proposed rule that, among other things, seeks comment on potential changes to the federal CCR regulations, including allowances for greater flexibility in setting groundwater protection standards for certain regulated CCR constituents and with respect to implementing corrective action. Given the current proposal stage of this rulemaking, it is not yet clear which specific provisions of the federal CCR rules will ultimately be modified, how they will be modified, or when such modification will occur.

Pursuant to a June 24, 2016 order by the D.C. Circuit Court of Appeals in the litigation by industry- and environmental-groups challenging EPA’s CCR regulations, within the next 2 years EPA is required to complete a rulemaking proceeding concerning whether or not boron must be included on the list of groundwater constituents that might trigger corrective action under EPA’s CCR rules.  Simultaneously with the issuance of EPA's proposed modifications to the federal CCR rules in response to industry petitions, on March 1, 2018, EPA issued a proposed rule seeking comment as to whether or not boron should be included on this list. EPA is not required to take final action approving the inclusion of boron.  Should EPA take final action adding boron to the list of groundwater constituents that might trigger corrective action, any resulting corrective action measures may increase APS's costs of compliance with the CCR rule at our coal-fired generating facilities.  At this time APS cannot predict the eventual results of this rulemaking proceeding concerning boron.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $22 million and its share of incremental costs to comply with the CCR rule for Cholla is approximately $20 million. The Navajo Plant currently disposes of CCR in a dry landfill storage area. APS estimates that its share of incremental costs to comply with the CCR rule for the Navajo Plant is approximately $1 million. Additionally, the CCR rule requires ongoing, phased groundwater monitoring. By October 17, 2017, electric utility companies that own or operate CCR disposal units, such as APS, must have collected sufficient groundwater sampling data to initiate a detection monitoring program.  To the extent that certain threshold constituents are identified through this initial detection monitoring at levels above the CCR rule’s standards, the rule required the initiation of an assessment monitoring program by April 15, 2018.  If this assessment monitoring program reveals concentrations of certain constituents above the CCR rule standards that trigger remedial obligations, a corrective measures evaluation must be completed by January 2019. Depending upon the results of such groundwater monitoring and data evaluations at each of Cholla, Four Corners and the Navajo Plant, we may be required to take corrective actions, the costs of which we are unable to reasonably estimate at this time.

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

Based upon EPA's reevaluation of the August 2015 carbon pollution standards and the legal basis for these regulations, on October 10, 2017, EPA issued a proposal to repeal the Clean Power Plan. That proposal relies on EPA's current view as to the Agency's legal authority under Clean Air Act Section 111(d), which (in contrast to the Clean Power Plan) would limit the scope of any future Section 111(d) regulations to measures undertaken exclusively at a power plant's source of greenhouse gas ("GHG") emissions. On December 18, 2017, EPA issued an Advanced Notice of Proposed Rulemaking through which EPA is soliciting comments as to potential replacements for the Clean Power Plan that would be consistent with EPA's current legal interpretation of the Clean Air Act.

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

Four Corners Coal Supply Agreement

Arbitration

On June 13, 2017, APS received a Demand for Arbitration from NTEC in connection with the 2016 Coal Supply Agreement, dated December 30, 2013, under which NTEC supplies coal to APS and the other Four Corners owners (collectively, the “Buyer”) for use at the Four Corners Power Plant. NTEC was originally seeking a declaratory judgment to support its interpretation of a provision regarding uncontrollable forces in the agreement that relates to annual minimum quantities of coal to be purchased by the Buyer. NTEC also alleged a shortfall in the Buyer’s purchases for the initial contract year of approximately $30 million. APS’s share of this amount is approximately $17 million. On September 20, 2017, NTEC amended its Demand for Arbitration, removing its request for a declaratory judgment and at such time was only seeking relief for the alleged shortfall in the Buyer's purchases for the initial contract year.

The parties have reached an agreement in principle to settle the dispute for $45 million, which includes settlement for the initial contract year and the current contract year. APS’s share of this amount is approximately $34 million. The parties are in discussions to memorialize the settlement terms and finalize amendments to the 2016 Coal Supply Agreement, including modifications to the provisions that gave rise to this dispute. (See “4CA Matter” below for additional matters agreed to between 4CA and NTEC in the settlement arrangement.) The settlement is subject to finalization of related agreements and certain approvals, which are anticipated to be completed by mid-2018, and which should not have a material impact on our financial position, results of operations or cash flows.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Coal Advance Purchase

As part of the on-going discussions between the parties, on March 12, 2018, APS paid to NTEC approximately $24 million as an advance payment for APS’s share of coal under the 2016 CSA. The coal inventory purchased represents an amount that APS expects to use for its plant operations within the next year.

4CA Matter

On July 6, 2016, 4CA purchased El Paso’s 7% interest in Four Corners. NTEC had the option to purchase the 7% interest within a certain timeframe pursuant to an option granted to NTEC. On December 29, 2015, NTEC provided notice of its intent to exercise the option. The purchase did not occur during the originally contemplated timeframe. Concurrent with the settlement in principle of the 2016 Coal Supply Agreement matter described above, NTEC and 4CA agreed to allow for the purchase by NTEC of the 7% interest, consistent with the option, to occur on or around July 1, 2018, subject to finalizing related documentation and certain approvals. Under the settlement in principle, NTEC will purchase the 7% interest at 4CA’s book value and will pay 4CA the purchase price over a period of four years pursuant to a secured interest-bearing promissory note.
The 2016 Coal Supply Agreement contains alternate pricing terms for the 7% interest in the event NTEC does not purchase the interest. At this time, since NTEC has not yet purchased the 7% interest, the alternate pricing provisions are applicable to 4CA as the holder of the 7% interest. These terms include a formula under which NTEC must make certain payments to 4CA for reimbursement of operations and maintenance costs and a specified rate of return, offset by revenue generated by 4CA’s power sales. Such payments are due to 4CA at the end of each calendar year. A $10 million payment was due to 4CA at December 31, 2017, which NTEC satisfied by directing to 4CA a prepayment from APS of a portion of a future mine reclamation obligation. The balance of the amount under this formula at March 31, 2018 for the calendar year 2017 is approximately $20 million, which is due to 4CA at December 31, 2018. In future years there may be similar payments due from NTEC to 4CA under this formula; however these payments will cease to accrue once NTEC becomes the owner of the 7% as discussed above.
Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of March 31, 2018, standby letters of credit totaled $5 million and will expire in 2018. As of March 31, 2018, surety bonds expiring through 2019 totaled $36 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at March 31, 2018. Since July 6, 2016, Pinnacle West has issued four parental guarantees for 4CA relating to payment obligations arising from 4CA’s acquisition of El Paso’s 7% interest in Four Corners, and pursuant to the Four Corners participation agreement payment obligations arising from 4CA’s ownership interest in Four Corners.

9.	Other Income and Other Expense

The following table provides detail of Pinnacle West's Consolidated other income and other expense for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Other income:
Interest income	$1,891	$477
Debt return on Four Corners SCR deferral (Note 4)	2,092	—
Miscellaneous	2	3
Total other income	$3,985	$480
Other expense:
Non-operating costs	$(1,646)	$(1,959)
Investment losses — net	(176)	(301)
Miscellaneous	(1,407)	(1,420)
Total other expense	$(3,229)	$(3,680)

The following table provides detail of APS’s other income and other expense for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Other income:
Interest income	$1,678	$338
Debt return on Four Corners SCR deferral (Note 4)	2,092	—
Miscellaneous	2	4
Total other income	$3,772	$342
Other expense:
Non-operating costs	$(1,539)	$(1,752)
Miscellaneous	(1,406)	(1,376)
Total other expense	$(2,945)	$(3,128)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income attributable to common shareholders	$3,221	$23,312
Weighted average common shares outstanding — basic	112,017	111,728
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	476	467
Weighted average common shares outstanding — diluted	112,493	112,195
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$0.03	$0.21
Net income attributable to common shareholders — diluted	$0.03	$0.21

11.	Fair Value Measurements

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recurring Fair Value Measurements

We apply recurring fair value measurements to cash equivalents, derivative instruments, and investments held in the nuclear decommissioning trust and other special use funds. On an annual basis we apply fair value measurements to plan assets held in our retirement and other benefit plans.  See Note 7 in the 2017 Form 10-K for fair value discussion of plan assets held in our retirement and other benefit plans.

Cash Equivalents

Cash equivalents represent certain investments in money market funds that are valued using quoted prices in active markets.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in accordance with established policies and procedures.  The risk control function reports to the chief financial officer’s organization.

Investments Held in Nuclear Decommissioning Trust and Other Special Use Funds

The nuclear decommissioning trust and other special use funds invest in fixed income and equity securities. Other special use funds include the coal reclamation escrow account and the active union medical trust. See Note 12 for additional discussion about our investment accounts.

We value investments in fixed income and equity securities using information provided by our trustees and escrow agent. Our trustees and escrow agent use pricing services that utilize the valuation methodologies described below to determine fair market value. We have internal control procedures designed to ensure this information is consistent with fair value accounting guidance. These procedures include assessing valuations using an independent pricing source, verifying that pricing can be supported by actual recent market transactions, assessing hierarchy classifications, comparing investment returns with benchmarks, and obtaining and reviewing independent audit reports on the trustees’ and escrow agent's internal operating controls and valuation processes.

Fixed Income Securities

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

Fixed income securities may also include short-term investments in certificates of deposit, variable rate notes, time deposit accounts, U.S. Treasury and Agency obligations, U.S. Treasury repurchase agreements, commercial paper, and other short term instruments. These instruments are valued using active market prices or utilizing observable inputs described above.

Equity Securities

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

The nuclear decommissioning trust and other special use funds may also hold equity securities that include exchange traded mutual funds and money market accounts for short-term liquidity purposes. These short-term, highly-liquid, investments are valued using active market prices.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at March 31, 2018 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at March 31, 2018
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$5,255	$1,548	$(4,809)	(b)	$1,994
Nuclear decommissioning trust:
Equity securities	6,575	—	—	(67)	(c)	6,508
U.S. commingled equity funds	—	—	—	413,690	(d)	413,690
U.S. Treasury debt	128,396	—	—	—		128,396
Corporate debt	—	111,735	—	—		111,735
Mortgage-backed debt securities	—	108,951	—	—		108,951
Municipal bonds	—	80,604	—	—		80,604
Other fixed income	—	11,555	—	—		11,555
Subtotal nuclear decommissioning trust	134,971	312,845	—	413,623		861,439

Other special use funds:
U.S. Treasury debt	174,111	—	—	—		174,111
Municipal bonds	—	27,436	—	—		27,436
Equity securities	14,963	—	—	1,482	(c)	16,445
Subtotal other special use funds	189,074	27,436	—	1,482		217,992

Total Assets	$324,045	$345,536	$1,548	$410,296		$1,081,425
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(97,142)	$(21,302)	$3,075	(b)	$(115,369)

(a)	Primarily consists of long-dated electricity contracts.

(b)	Represents counterparty netting, margin and collateral. See Note 7.

(c)	Represents net pending securities sales and purchases.

(d)	Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value at December 31, 2017 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at December 31, 2017
Assets
Cash equivalents	$10,630	$—	$—	$—		$10,630
Risk management activities — derivative instruments:
Commodity contracts	—	5,683	1,036	(4,737)	(b)	1,982
Nuclear decommissioning trust:
Cash and cash equivalents	7,224	—	—	109	(d)	7,333
U.S. commingled equity funds	—	—	—	417,390	(e)	417,390
U.S. Treasury debt	127,662	—	—	—		127,662
Corporate debt	—	114,007	—	—		114,007
Mortgage-backed debt securities	—	111,874	—	—		111,874
Municipal bonds	—	79,049	—	—		79,049
Other fixed income	—	13,685	—	—		13,685
Subtotal nuclear decommissioning trust	134,886	318,615	—	417,499		871,000

Other special use funds (c):	455	31,562	—	525		32,542

Total Assets	$145,971	$355,860	$1,036	$413,287		$916,154
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(78,646)	$(19,292)	$1,516	(b)	$(96,422)

(a)	Primarily consists of long-dated electricity contracts.

(b)	Represents counterparty netting, margin, and collateral. See Note 7.

(c)	Primarily consists of fixed income municipal bonds. Presented as coal reclamation escrow in 2017.

(d)	Represents nuclear decommissioning trust net pending securities sales and purchases.

(e)	Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

Fair Value Measurements Classified as Level 3

The significant unobservable inputs used in the fair value measurement of our energy derivative contracts include broker quotes that cannot be validated as an observable input primarily due to the long-term nature of the quote.  Significant changes in these inputs in isolation would result in significantly higher or lower fair value measurements.  Changes in our derivative contract fair values, including changes relating to unobservable inputs, typically will not impact net income due to regulatory accounting treatment (see Note 4).

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at March 31, 2018 and December 31, 2017:

	March 31, 2018 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$1,028	$14,683	Discounted cash flows	Electricity forward price (per MWh)	$14.93 - $37.58	$26.86
Natural Gas:
Forward Contracts (a)	520	6,619	Discounted cash flows	Natural gas forward price (per MMBtu)	$1.80 - $3.05	$2.51
Total	$1,548	$21,302

(a)	Includes swaps and physical and financial contracts.

	December 31, 2017 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$21	$15,485	Discounted cash flows	Electricity forward price (per MWh)	$18.51 - $38.75	$27.89
Natural Gas:
Forward Contracts (a)	1,015	3,807	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.33 - $3.11	$2.71
Total	$1,036	$19,292

(a)	Includes swaps and physical and financial contracts.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities' assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
Commodity Contracts	2018	2017
Net derivative balance at beginning of period	$(18,256)	$(47,406)
Total net gains (losses) realized/unrealized:
Deferred as a regulatory asset or liability	(2,322)	(11,755)
Settlements	782	1,423
Transfers into Level 3 from Level 2	(2,445)	(38)
Transfers from Level 3 into Level 2	2,487	16,091
Net derivative balance at end of period	$(19,754)	$(41,685)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—

Transfers between levels in the fair value hierarchy shown in the table above reflect the fair market value at the beginning of the period and are triggered by a change in the lowest significant input as of the end of the period.  We had no significant Level 1 transfers to or from any other hierarchy level.  Transfers in or out of Level 3 are typically related to our long-dated energy transactions that extend beyond available quoted periods.

Financial Instruments Not Carried at Fair Value

The carrying value of our short-term borrowings approximate fair value and are classified within Level 2 of the fair value hierarchy. See Note 3 for our long-term debt fair values.

12.	Investments in Nuclear Decommissioning Trusts and Other Special Use Funds

We have investments in debt and equity securities held in Nuclear Decommissioning Trusts, Coal Reclamation Escrow Accounts, and an Active Union Employee Medical Trust. Investments in debt securities are classified as available-for-sale securities. We record both debt and equity security investments at their fair value on our Condensed Consolidated Balance Sheets. See Note 11 for a discussion of how fair value is determined and the classification of the investments within the fair value hierarchy. The investments in each trust or escrow account are restricted for use and are intended to fund specified costs and activities as further described for each fund below.

Nuclear Decommissioning Trusts - To fund the future costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities. Earnings and proceeds from sales and maturities of securities are reinvested in the trusts. Because of the ability of APS to recover decommissioning costs in rates, and in accordance with the regulatory treatment, APS has deferred realized and unrealized gains and losses (including other-than-temporary impairments) in other regulatory liabilities.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Coal Reclamation Escrow Accounts - APS and 4CA have investments restricted for the future coal mine reclamation funding related to Four Corners. These escrow accounts are primarily invested in fixed income securities. Earnings and proceeds from sales of securities are reinvested in the escrow accounts. Because of the ability of APS to recover coal reclamation costs in rates, and in accordance with the regulatory treatment, APS has deferred realized and unrealized gains and losses (including other-than-temporary impairments) in other regulatory liabilities. Activities relating to APS coal reclamation escrow account investments are included within the other special use funds below.

Active Union Employee Medical Trust - APS has investments restricted for paying active union employee medical costs. These investments were transferred from APS other postretirement benefit trust assets into the active union employee medical trust in January 2018 (see Note 7 in the 2017 Form 10-K). These investments may be used to pay active union employee medical costs incurred in the current period and in future periods. The trust fund is invested primarily in fixed income securities. In accordance with the ratemaking treatment, APS has deferred the unrealized gains and losses (including other-than-temporary impairments) in other regulatory assets. Activities relating to active union employee medical trust investments are included within the other special use funds below.

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS's nuclear decommissioning trust and other special use fund assets at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$420,265	$14,641	$434,906		$242,784	$(61)
Available for sale-fixed income securities	441,241	199,701	640,942	(a)	7,701	(8,545)
Other	(67)	1,458	1,391	(b)	—	—
Total	$861,439	$215,800	$1,077,239		$250,485	$(8,606)

(a)	As of March 31, 2018 the amortized cost basis of these available-for-sale investments is $642 million.

(b)	Represents net pending securities sales and purchases.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$424,614	$430	$425,044		$248,623	$—
Available for sale-fixed income securities	446,277	29,439	475,716	(a)	11,537	(2,996)
Other	109	489	598	(b)	—	—
Total	$871,000	$30,358	$901,358		$260,160	$(2,996)

(a)	As of December 31, 2017 the amortized cost basis of these available-for-sale investments is $467 million.

(b)	Represents net pending securities sales and purchases.

The following table sets forth APS's realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities for the three months ended March 31, 2018 and March 31, 2017 (dollars in thousands):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Realized gains	$814	$1	$815	$2,367	$—	$2,367
Realized losses	(2,047)	—	(2,047)	(2,453)	(1)	(2,454)
Proceeds from the sale of securities (a)	130,456	2,555	133,011	151,126	2,521	153,647

(a)	Proceeds are reinvested in the trust or escrow accounts.
     The fair value of APS's fixed income securities, summarized by contractual maturities, at March 31, 2018, is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts (a)	Coal Reclamation Escrow Accounts	Active Union Medical Trust	Total
Less than one year	$16,148	$—	$30,320	$46,468
1 year – 5 years	109,466	7,541	143,791	260,798
5 years – 10 years	125,206	2,736	—	127,942
Greater than 10 years	190,421	15,313	—	205,734
Total	$441,241	$25,590	$174,111	$640,942

(a)	Includes certain fixed income investments that are not due at a single maturity date. These investments have been allocated within the table based on the final payment date of the instrument.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4CA

The fair value of 4CA coal reclamation escrow account investments were $2 million as of March 31, 2018 and $2 million as of December 31, 2017. The unrealized gains and losses for these investments were immaterial as of March 31, 2017 and December 31, 2017. There were no realized gains and losses and proceeds from sales and maturities for the three months ended March 31, 2018. Realized gains and losses and proceeds from sales and maturities for the three months ended March 31, 2017 were immaterial.

13.    New Accounting Standards

Standards Adopted during 2018

ASU 2014-09, Revenue from Contracts with Customers

In May 2014, a new revenue recognition accounting standard was issued. This standard provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance. Since the issuance of the new revenue standard, additional guidance was issued to clarify certain aspects of the new revenue standard, including principal versus agent considerations, identifying performance obligations, and other narrow scope improvements. The new revenue standard, and related amendments, were effective for us on January 1, 2018. The standard may be adopted using a full retrospective application or a simplified transition method that allows entities to record a cumulative effect adjustment in retained earnings at the date of initial application.

We adopted this standard, and related amendments, on January 1, 2018, using the modified retrospective transition approach. The adoption of the new revenue guidance resulted in expanded disclosures, but otherwise did not have a material impact on our financial statements. See Note 2.

ASU 2016-01, Financial Instruments: Recognition and Measurement

In January 2016, a new accounting standard was issued relating to the recognition and measurement of financial instruments. The new guidance requires certain investments in equity securities to be measured at fair value with changes in fair value recognized in net income, and modifies the impairment assessment of certain equity securities. The new standard was effective for us on January 1, 2018. The standard required modified retrospective application, with the exception of certain aspects of the standard that required prospective application. We adopted this standard on January 1, 2018, using primarily a retrospective approach. Due to regulatory accounting treatment, the adoption of this standard did not have a material impact on our financial statements. See Notes 11 and 12 for disclosures relating to our investments in debt and equity securities.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, a new accounting standard was issued that clarifies how entities should present certain specific cash flow activities on the statement of cash flows. The guidance is intended to eliminate diversity in practice in how entities classify these specific activities between cash flows from operating activities, investing activities and financing activities. The specific activities addressed include debt prepayments and extinguishment costs, proceeds from the settlement of insurance claims, proceeds from corporate owned life insurance policies, and other activities. The standard also addresses how entities should apply the predominance principle when a transaction includes separately identifiable cash flows. The new standard was effective for us, and was adopted on January 1, 2018 using a retrospective transition method. The adoption of this guidance did not have a significant impact on our financial statements, as either our statement of cash flow presentation is consistent with the new prescribed guidance or we do not have significant activities relating to the specific transactions that are addressed by the new standard.

ASU 2016-18, Statement of Cash Flows: Restricted Cash

In November 2016, a new accounting standard was issued that clarifies how restricted cash and restricted cash equivalents should be presented on the statement of cash flows. The new guidance requires entities to include restricted cash and restricted cash equivalents as a component of the beginning and ending cash and cash equivalent balances on the statement of cash flows. The new standard is effective for us, and was adopted on January 1, 2018 using a retrospective transition method. The adoption of this guidance did not impact our financial statements, as our holdings and activities designated as restricted cash and restricted cash equivalents at transition and in prior periods are insignificant.

ASU 2017-01, Business Combinations: Clarifying the Definition of a Business

In January 2017, a new accounting standard was issued that clarifies the definition of a business. This standard is intended to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business.  The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard was effective for us, and was adopted on January 1, 2018, using a prospective transition approach. This standard did not have an impact on our financial statements on the date of adoption.

ASU 2017-05, Other Income: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, a new accounting standard was issued that intended to clarify the scope of accounting guidance pertaining to gains and losses from the derecognition of nonfinancial assets, and to add guidance for partial sales of nonfinancial assets. The new standard was effective for us, and was adopted on January 1, 2018, using a modified retrospective transition approach. The adoption of this standard did not have a significant impact on our financial statements.

ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, a new accounting standard was issued that modifies how plan sponsors present net periodic pension cost and net periodic postretirement benefit cost (net benefit costs). The presentation changes require net benefit costs to be disaggregated on the income statement by the various components that comprise these costs. Specifically, only the service cost component is eligible for presentation as an operating income

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

item, and all other cost components are now presented as non-operating items. This presentation change must be applied retrospectively. Furthermore, the new standard only allows the service cost component to be eligible for capitalization. The change in capitalization requirements must be applied prospectively. The new guidance was effective for us on January 1, 2018.

We adopted this new accounting standard on January 1, 2018. As a result of adopting this standard we have presented the non-service cost components of net benefits costs in other income instead of operating income. Prior year non-service costs components have also been reclassified to conform to this new presentation. We elected to apply the practical expedient guidance, as such prior period costs have been estimated based on amounts previously disclosed in our pension and other postretirement benefit plan notes. The changes impacting capitalization have been adopted prospectively, as such, upon adoption, we are no longer capitalizing a portion of the non-service cost components of net benefit costs.

In 2018, because the non-service cost components are a reduction to total benefit costs, we estimate this change will result in the capitalization of an additional $15 million of net benefit costs, with a corresponding increase to pretax income for the year. For the three months ended March 31, 2018 this change increased pre-tax income by approximately $4 million. See Note 5.

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

We early adopted this guidance in the quarter ended March 31, 2018, and we have elected to reclassify the income tax effects of the Tax Cuts and Jobs Act related to other comprehensive income activities to retained earnings. As of March 31, 2018, on a consolidated basis our accumulated other comprehensive income decreased $9 million, and APS’s accumulated other comprehensive income decreased $5 million, as a result of adopting this guidance. Amounts were reclassified from accumulated other comprehensive income to retained earnings, and related to tax rate changes. The adoption of this guidance did not impact our income from continuing operations. See Note 15.

Standards Pending Adoption

ASU 2016-02, Leases

In February 2016, a new lease accounting standard was issued. This new standard supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new standard will require a lessee to reflect most operating lease arrangements on the balance sheet by recording a right-of-use asset and a lease liability that will initially be measured at the present value of lease payments. Among other changes, the new standard also modifies the definition of a lease, and requires expanded lease disclosures. Since the issuance of the new lease standard, additional lease related guidance has been issued relating to land easements and how entities may elect to account for these arrangements at transition. The new lease standard and related amendments will be effective for us on January 1, 2019, with early application permitted. The standard must be

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

adopted using a modified retrospective approach, with various optional practical expedients provided to facilitate transition.

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

ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities

In August 2017, a new accounting standard was issued that modifies hedge accounting guidance with the intent of simplifying the application of hedge accounting. The new standard is effective for us on January 1, 2019, with early application permitted. At transition the guidance requires the changes to be applied to hedging relationships existing on the date of adoption, with the effect of adoption reflected as of the beginning of the fiscal year of adoption using a cumulative effect adjustment approach. The presentation and disclosure changes may be applied prospectively. We are currently evaluating the new guidance, but at this time we do not expect the adoption of this guidance will have a significant impact on our financial statements, as we are currently not applying hedge accounting.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.     Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Balance December 31, 2017	$(42,440)		$(2,562)		$(45,002)
OCI (loss) before reclassifications	—		(96)		(96)
Amounts reclassified from accumulated other comprehensive loss	900	(a)	409	(b)	1,309
Reclassification of income tax effect related to tax reform	(7,954)		(598)		(8,552)
Balance March 31, 2018	$(49,494)		$(2,847)		$(52,341)

Balance December 31, 2016	$(39,070)		$(4,752)		$(43,822)
OCI (loss) before reclassifications	—		(770)		(770)
Amounts reclassified from accumulated other comprehensive loss	522	(a)	1,207	(b)	1,729
Balance March 31, 2017	$(38,548)		$(4,315)		$(42,863)

(a)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 5.

(b)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in APS's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Balance December 31, 2017	$(24,421)		$(2,562)		$(26,983)
OCI (loss) before reclassifications	—		(96)		(96)
Amounts reclassified from accumulated other comprehensive loss	857	(a)	409	(b)	1,266
Reclassification of income tax effect related to tax reform	(4,440)		(598)		(5,038)
Balance March 31, 2018	$(28,004)		$(2,847)		$(30,851)

Balance December 31, 2016	$(20,671)		$(4,752)		$(25,423)
OCI (loss) before reclassifications	—		(770)		(770)
Amounts reclassified from accumulated other comprehensive loss	611	(a)	1,207	(b)	1,818
Balance March 31, 2017	$(20,060)		$(4,315)		$(24,375)

(a)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 5.

(b)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

15 .	Income Taxes

On December 22, 2017 the Tax Cuts and Jobs Act was enacted. This legislation made significant changes to the federal income tax laws, including a reduction in the corporate tax rate to 21% effective January 1, 2018. As a result of this rate reduction, the Company recognized a $1.14 billion reduction in its net deferred income tax liabilities as of December 31, 2017.

In accordance with accounting for regulated companies, the effect of this rate reduction is substantially offset by a regulatory liability. As of December 31, 2017, to reflect the $1.14 billion reduction in its net deferred income tax liabilities caused by the rate reduction, APS has recorded a regulatory liability of $1.52 billion and a new $377 million deferred tax asset. The Company intends to amortize the regulatory liability in accordance with applicable federal income tax laws, which require the amortization of a majority of the balance over the remaining regulatory life of the related property, and in a manner to be approved by its federal and state regulatory agencies. See Note 4 for more details.

Several sections of the Tax Cuts and Jobs Act contain technical ambiguities. Management has recognized tax positions which it believes are more likely than not to be sustained upon examination based upon its interpretation of this legislation. Clarifying guidance may be issued through additional legislation, Treasury regulations, or other technical guidance, prior to the Company filing its federal tax return for the year ended December 31, 2017, which may impact the income tax effects of the Act as recorded by the Company.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, the Company does not have a reasonable estimate of what the income tax effects of such clarifying guidance may be.

For the quarter ending March 31, 2018, the Company early adopted  ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income and elected to reclassify the income tax effects of the 2017 Tax Cuts and Jobs Act legislation on items within accumulated other comprehensive income to retained earnings. See Note 13 for additional information.

Net income associated with the Palo Verde sale leaseback VIEs is not subject to tax (see Note 6).  As a result, there is no income tax expense associated with the VIEs recorded on the Pinnacle West Condensed Consolidated and APS Condensed Consolidated Statements of Income.

As of the balance sheet date, the tax year ended December 31, 2014 and all subsequent tax years remain subject to examination by the IRS.  With a few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2013.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Combined Notes that appear in Item 1 of this report.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see "Forward-Looking Statements" at the front of this report and "Risk Factors" in Part 1, Item 1A of the 2017 Form 10-K.

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

Areas of Business Focus

Operational Performance, Reliability and Recent Developments.

Nuclear. APS operates and is a joint owner of Palo Verde.  Palo Verde experienced strong performance throughout 2017.  The April 2017 and October 2017 scheduled refueling outages were each completed in 30 days.  During the peak summer demand season, its capacity factor was 98.9%, and the total year capacity factor was 93.8%.

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

Cholla

On September 11, 2014, APS announced that it would close its 260 MW Unit 2 at Cholla and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit, which was later addressed in the 2017 Settlement Agreement. (See Note 4 for details related to the resulting cost recovery.) APS believes that the environmental benefits of this proposal are greater in the long-term than the benefits that would have resulted from adding emissions control equipment. APS closed Unit 2 on October 1, 2015. In early 2017, EPA approved a final rule incorporating APS's compromise proposal, which took effect for Cholla on April 26, 2017.

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

Concurrently with the closing of the SCE transaction described above, BHP Billiton New Mexico Coal, Inc. ("BHP Billiton"), the parent company of BHP Navajo Coal Company ("BNCC"), the coal supplier and operator of the mine that served Four Corners, transferred its ownership of BNCC to NTEC, a company formed by the Navajo Nation to own the mine and develop other energy projects. Also occurring concurrently with the closing, the Four Corners’ co-owners executed the 2016 Coal Supply Agreement for the supply of coal to Four Corners from July 2016 through 2031. El Paso, a 7% owner in Units 4 and 5 of Four Corners, did not sign the 2016 Coal Supply Agreement. Under the 2016 Coal Supply Agreement, APS agreed to assume the 7% shortfall obligation. (See Note 8 for a discussion of an arbitration related to the 2016 Coal Supply Agreement and an advance purchase of coal inventory made under the agreement.) On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. 4CA purchased the El Paso interest on July 6, 2016. The purchase price was immaterial in amount, and 4CA assumed El Paso's reclamation and decommissioning obligations associated with the 7% interest.
NTEC had the option to purchase the 7% interest within a certain timeframe pursuant to an option granted to NTEC. On December 29, 2015, NTEC provided notice of its intent to exercise the option. The purchase did not occur during the originally contemplated timeframe. Concurrent with the settlement in principle of the 2016 Coal Supply Agreement matter described in Note 8, NTEC and 4CA agreed to allow for the purchase by NTEC of the 7% interest, consistent with the option, to occur on or around July 1, 2018, subject to finalizing related documentation and certain approvals. Under the settlement in principle, NTEC will purchase the 7% interest at 4CA’s book value and will pay 4CA the purchase price over a period of four years pursuant to a secured interest-bearing promissory note.

The 2016 Coal Supply Agreement contains alternate pricing terms for the 7% shortfall obligations in the event NTEC does not purchase the interest. At this time, since NTEC has not yet purchased the 7% interest, the alternate pricing provisions are applicable to 4CA as the holder of the 7% interest. These terms include a formula under which NTEC must make certain payments to 4CA for reimbursement of operations and maintenance costs and a specified rate of return, offset by revenue generated by 4CA’s power sales. Such payments are due to 4CA at the end of each calendar year. A $10 million payment was due to 4CA at December 31, 2017, which NTEC satisfied by directing to 4CA a prepayment from APS of a portion of a future mine reclamation obligation. The balance of the amount under this formula at March 31, 2018 for the calendar year 2017 is approximately $20 million, which is due to 4CA at December 31, 2018. In future years there may be similar payments due from NTEC to 4CA under this formula; however, these payments will cease to accrue once NTEC becomes the owner of the 7% interest as discussed above.

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

Navajo Plant

The co-owners of the Navajo Plant and the Navajo Nation agreed that the Navajo Plant will remain in operation until December 2019 under the existing plant lease. The co-owners and the Navajo Nation executed a lease extension on November 29, 2017 that will allow for decommissioning activities to begin after the plant ceases operations in December 2019. Various stakeholders including regulators, tribal representatives, the plant's coal supplier and the DOI have been meeting to determine if an alternate solution can be reached that would permit continued operation of the plant beyond 2019. Although we cannot predict whether any alternate plans will be found that would be acceptable to all of the stakeholders and feasible to implement, we believe it is probable that the Navajo Plant will cease operations in December 2019.

APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book value of its remaining investment in the plant (see Note 4 for details related to the resulting regulatory asset) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and may be material.

On February 14, 2017, the ACC opened a docket titled "ACC Investigation Concerning the Future of the Navajo Generating Station" with the stated goal of engaging stakeholders and negotiating a sustainable pathway for the Navajo Plant to continue operating in some form after December 2019. APS cannot predict the outcome of this proceeding.

Natural Gas.  APS has six natural gas power plants located throughout Arizona, including Ocotillo. Ocotillo is a 330 MW 4-unit gas plant located in the metropolitan Phoenix area.  In early 2014, APS announced a project to modernize the plant, which involves retiring two older 110 MW steam units, adding five 102 MW combustion turbines and maintaining two existing 55 MW combustion turbines.  In total, this increases the capacity of the site by 290 MW, to 620 MW, with completion targeted by summer 2019.  (See Note 4 for details of the rate recovery in our 2017 Rate Case Decision.)

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

Regulatory Matters

Rate Matters.  APS needs timely recovery through rates of its capital and operating expenditures to maintain its financial health.  APS’s retail rates are regulated by the ACC and its wholesale electric rates (primarily for transmission) are regulated by FERC.  See Note 4 for information on APS’s FERC rates.

On June 1, 2016, APS filed an application with the ACC for an annual increase in retail base rates of $165.9 million. This amount excluded amounts that were then collected on customer bills through adjustor mechanisms. The application requested that some of the balances in these adjustor accounts (aggregating to approximately $267.6 million as of December 31, 2015) be transferred into base rates through the ratemaking process. This transfer would not have had an incremental effect on average customer bills. The average annual customer bill impact of APS’s request was an increase of 5.74% (the average annual bill impact for a typical APS residential customer was 7.96%). See Note 4 for details regarding the principal provisions of APS's application.

On March 27, 2017, a majority of the stakeholders in the general retail rate case, including the ACC Staff, the Residential Utility Consumer Office, limited income advocates and private rooftop solar organizations signed the 2017 Settlement Agreement and filed it with the ACC. The average annual customer bill impact under the 2017 Settlement Agreement was calculated as an increase of 3.28% (the average annual bill impact for a typical APS residential customer was calculated as 4.54%). (See Note 4 for details of the 2017 Settlement Agreement.)

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

On October 17, 2017, Warren Woodward (an intervener in APS's general retail rate case) filed a Notice of Appeal in the Arizona Court of Appeals, Division One. The notice raises a single issue related to the application of certain rate schedules to new APS residential customers after May 1, 2018. Mr. Woodward filed a second notice of appeal on November 13, 2017 challenging APS’s $5 per month automated metering infrastructure opt-out program. Mr. Woodward’s two appeals have been consolidated, and APS has filed a motion to intervene. Mr. Woodward filed his opening brief on March 28, 2018.  APS cannot predict the outcome of this consolidated appeal but does not believe it will have a material impact on our financial position, results of operations or cash flows.

On January 3, 2018, an APS customer filed a petition with the ACC that was determined by the ACC Staff to be a complaint filed pursuant to Arizona Revised Statute §40-246 and not a request for rehearing. Arizona Revised Statute §40-246 requires the ACC to hold a hearing regarding any complaint alleging that a public service corporation is in violation of any commission order or that the rates being charged are not just and reasonable if the complaint is signed by at least twenty-five customers of the public service corporation. The Complaint alleged that APS is “in violation of commission order” [sic]. On February 13, 2018, the complainant filed an amended Complaint alleging that the rates and charges in the 2017 Rate Case Decision are not just and reasonable.  The complainant is requesting that the ACC hold a hearing on the amended Complaint to determine if the average bill impact on residential customers of the rates and charges approved in the 2017 Rate Case Decision is greater than 4.54% (the average annual bill impact for a typical APS residential customer estimated by APS) and, if so, what effect the alleged greater bill impact has on APS's revenues and the overall reasonableness and justness of APS's rates and charges, in order to determine if there is sufficient evidence to warrant a full-scale rate hearing.  In April 2018, the judge set a procedural schedule for this matter and a hearing is scheduled for September 2018. APS cannot predict the outcome of this matter.

APS has several recovery mechanisms in place that provide more timely recovery to APS of its fuel and transmission costs, and costs associated with the promotion and implementation of its demand side management and renewable energy efforts and customer programs.  These mechanisms are described more fully below and in Note 4.

SCR Cost Recovery. On December 29, 2017, in accordance with the 2017 Rate Case Decision, APS filed a Notice of Intent to file its SCR Rate Rider to permit recovery of costs associated with the installation of SCR equipment at Four Corners Units 4 and 5.  APS filed the SCR Rate Rider in April 2018. Consistent with the 2017 Rate Case Decision, the rate rider filing will be narrow in scope and will address only costs associated with this specific environmental compliance equipment. Also, as provided for in the 2017 Rate Case Decision, APS will request that the rate rider become effective no later than January 1, 2019.

Renewable Energy.  The ACC approved the RES in 2006.  The renewable energy requirement is 8% of retail electric sales in 2018 and increases annually until it reaches 15% in 2025.  In APS’s 2009 general retail rate case settlement agreement, APS agreed to exceed the RES standards, committing to use APS’s best efforts to have 1,700 gigawatt-hours of new renewable resources in service by year-end 2015, in addition to its RES renewable resource commitments.  APS met its settlement commitment and overall RES target for 2017. A component of the RES targets development of distributed energy systems.

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

On November 20, 2017, APS filed an updated 2018 RES budget to include budget adjustments for APS Solar Communities (formerly known as AZ Sun II), which was approved as part of the 2017 Rate Case Decision. APS Solar Communities is a three-year program requiring APS to spend $10 million - $15 million in capital costs each year to install utility-owned DG systems for low to moderate income residential homes, buildings of non-profit entities, Title I schools and rural government facilities. The 2017 Rate Case Decision provided that all operations and maintenance expenses, property taxes, marketing and advertising expenses, and the capital carrying costs for this program will be recovered through the RES. The ACC has not yet ruled on APS's 2018 RES Implementation Plan.

In September 2016, the ACC initiated a proceeding which will examine the possible modernization and expansion of the RES. On January 30, 2018, ACC Commissioner Tobin proposed a new standard in this proceeding which would broaden the RES to include a series of energy policies tied to clean energy sources. The Energy Modernization Plan includes replacing the current RES standard with the Energy Modernization Plan. See Note 4 for more information on the RES and the Energy Modernization Plan.

The following table summarizes renewable energy sources in APS's renewable portfolio that are in operation and under development as of March 31, 2018.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar (a)	239	—
Purchased Power Agreements:
Solar	310	50
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	6	—
Total Purchased Power Agreements	629	50
Total Distributed Energy: Solar (b)	757	49 (c)
Total Renewable Portfolio	1,625	99

(a)         Included in the 239 MW number is 170 MW of solar resources procured through APS's AZ Sun Program.
(b)          Includes rooftop solar facilities owned by third parties. Distributed generation is produced in DC and is converted to AC for reporting purposes.

(c)	Applications received by APS that are not yet installed and online.

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

On September 1, 2017, APS filed its 2018 DSM Implementation Plan, which proposes modifications to the demand side management portfolio to better meet system and customer needs by focusing on peak demand reductions, storage, load shifting and demand response programs in addition to traditional energy savings measures. The 2018 DSM Implementation Plan seeks a reduced requested budget of $52.6 million and requests a waiver of the Electric Energy Efficiency Standard for 2018. On November 14, 2017, APS filed an amended 2018 DSM Implementation Plan, which revised the allocations between budget items to address customer participation levels, but kept the overall budget at $52.6 million. See Note 4 for more information on demand side management.

Tax Expense Adjustor Mechanism and FERC Tax Filing. As part of the 2017 Settlement Agreement, the parties agreed to a rate adjustment mechanism to address potential federal income tax reform and enable the pass-through of certain income tax effects to customers. On December 22, 2017, the Tax Act was enacted.  This legislation made significant changes to the federal income tax laws including a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018.

On January 8, 2018, APS filed an application with the ACC requesting that the TEAM be implemented in two steps. The first addresses the change in the marginal federal tax rate from 35% to 21% resulting from the Tax Act and, if approved, would reduce rates by $119.1 million annually through an equal cents per kWh credit. APS asked that this decrease become effective February 1, 2018. On February 22, 2018, the ACC approved the reduction of rates by $119.1 million for the remainder of 2018 through an equal cents per kWh credit applied to all but a small subset of customers who are taking service under specially-approved tariffs. The rate reduction was effective the first billing cycle in March 2018.

The amount of the  benefit of the lower federal income tax rate is based on our quarterly pre-tax earnings pattern, while the reduction in revenues from lower customer rates through the TEAM is based on a per kWh sales credit which follows our seasonal kWh sales pattern and is not impacted by earnings of the Company.

The second step will address the amortization of excess deferred taxes previously collected from customers. APS is analyzing the final impact of the Tax Act provisions related to deferred taxes and intends to make a second TEAM filing later in 2018.
The TEAM expressly applies to APS's retail rates with the exception noted above. As discussed in Note 4, APS made a filing with FERC on March 7, 2018 seeking authorization to provide for the cost reductions resulting from the income tax changes in its wholesale transmission rates.

See Note 4 for additional details.

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

On January 23, 2017, TASC sought rehearing of the ACC's decision regarding the value and cost of DG. TASC asserted that the ACC improperly ignored the Administrative Procedure Act, failed to give adequate notice regarding the scope of the proceedings, and relied on information that was not submitted as evidence, among other alleged defects. TASC filed a Notice of Appeal in the Court of Appeals and filed a Complaint and Statutory Appeal in the Maricopa County Superior Court on March 10, 2017. As part of the 2017 Settlement Agreement described above, TASC agreed to withdraw these appeals when the ACC decision implementing the 2017 Settlement Agreement is no longer subject to appellate review.

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

On September 9, 2016, APS filed with the ACC a motion to quash the subpoenas or, alternatively, to stay APS's obligations to comply with the subpoenas and decline to decide APS's motion pending court proceedings. Contemporaneously with the filing of this motion, APS and Pinnacle West filed a complaint for special action and declaratory judgment in the Superior Court of Arizona for Maricopa County, seeking a declaratory judgment that Commissioner Burns’ subpoenas are contrary to law. On September 15, 2016, APS produced all non-confidential and responsive documents and offered to produce any remaining responsive documents that are confidential after an appropriate confidentiality agreement is signed.

On February 7, 2017, Commissioner Burns opened a new ACC docket and indicated that its purpose is to study and rectify problems with transparency and disclosure regarding financial contributions from regulated monopolies or other stakeholders who may appear before the ACC that may directly or indirectly benefit an ACC Commissioner, a candidate for ACC Commissioner, or key ACC Staff.  As part of this docket, Commissioner Burns set March 24, 2017 as a deadline for the production of all information previously requested through the subpoenas. Neither APS nor Pinnacle West produced the information requested and instead objected to the subpoena. On March 10, 2017, Commissioner Burns filed suit against APS and Pinnacle West in the Superior Court of Arizona for Maricopa County in an effort to enforce his subpoenas. On March 30, 2017, APS filed a motion to dismiss Commissioner Burns' suit against APS and Pinnacle West. In response to the motion to dismiss, the court stayed the suit and ordered Commissioner Burns to file a motion to compel the production of the information sought by the subpoenas with the ACC. On June 20, 2017, the ACC denied the motion to compel. On August 4, 2017, Commissioner Burns amended his complaint to add all of the ACC Commissioners and the ACC itself as defendants. All defendants moved to dismiss the complaint. On February 15, 2018, the Superior Court dismissed Commissioner Burns’ complaint. On March 6, 2018, Burns filed an objection to the proposed final order from the Superior Court and a motion to amend his complaint. This motion has been fully briefed and the parties are awaiting a decision from the Superior Court judge. The matter is subject to appeal. APS and Pinnacle West cannot predict the outcome of this matter.

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

Renewable Energy Ballot Initiative. On February 20, 2018, a coalition of renewable energy advocates filed with the Arizona Secretary of State a ballot initiative for an Arizona constitutional amendment requiring Arizona public service corporations to procure 50% of their energy supply from renewable sources by 2030. For purposes of the proposed amendment, eligible renewable sources would not include nuclear generating facilities. The stated goal of the Clean Energy for a Healthy Arizona coalition is to complete the necessary steps to allow the initiative to be placed on the November 2018 Arizona elections ballot. The coalition must present over 225,000 verifiable signatures to the Secretary of State by July 5, 2018 to meet that goal. APS opposes this effort. APS believes the initiative is irresponsible and would result in negative impacts to Arizona utility customers, the Arizona economy and our company. In April 2018, Arizona passed a law limiting penalties associated with violating this proposed constitutional amendment to no more than $5,000 per violation. APS cannot predict the outcome of this matter.
Energy Modernization Plan. On January 30, 2018, ACC Commissioner Tobin proposed the Energy Modernization Plan, which consists of a series of energy policies tied to clean energy sources such as energy storage, biomass, energy efficiency, electric vehicles, and expanded energy planning through the IRP process. The Energy Modernization Plan includes replacing the current RES standard with the Energy Modernization

Plan. The ACC has not yet initiated any formal proceedings with respect to Commissioner Tobin’s proposal; however, on February 22, 2018, the ACC Staff filed a Notice of Inquiry to further examine the matter. As a part of this proposal, the ACC voted in March 2018 to direct utilities to develop a comprehensive biomass generation plan to be included in each utility’s RES Implementation Plan.  APS cannot predict the outcome of this matter.
Integrated Resource Planning. ACC rules require utilities to develop fifteen-year IRPs which describe how the utility plans to serve customer load in the plan timeframe.  IRPs are filed with the ACC every even year, and are reviewed by ACC Staff to assess the adequacy of the plans.  The ACC then determines if the IRP meets the requirements of the rule and, if so, acknowledges the IRP.  In March of 2018, the ACC reviewed the 2017 IRPs of its jurisdictional utilities and voted to not acknowledge any plan. APS does not believe that this lack of acknowledgment will have a material impact on our financial position, results of operations or cash flows. APS's next IRP will be filed in 2020.

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

Actual and Projected Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.7% for the three-month period ended March 31, 2018 compared with the prior-year period.  For the three years 2015 through 2017, APS’s customer growth averaged 1.5% per year. We currently project annual customer growth to be 1.5 - 2.5% for 2018 and to average in the range of 2 - 3% for 2018 through 2020 based on our assessment of modestly improving economic conditions in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, decreased 0.4% for the three-month period ended March 31, 2018 compared with the prior-year period. Improving economic conditions and customer growth were more than offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives.  For the three years 2015 through 2017, APS experienced annual increases in retail electricity sales averaging 0.2%, adjusted to exclude the effects of weather variations.  We currently project that annual retail electricity sales in kWh will increase in the range of 0.5-1.5% for 2018 and increase on average in the range of 0.5-1.5% during 2018 through 2020, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A slower recovery of the Arizona economy or acceleration of the expected effects of customer conservation, energy efficiency or distributed renewable generation initiatives could further impact these estimates.

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

Operations and Maintenance Expenses.  Operations and maintenance expenses are impacted by customer and sales growth, power plant operations, maintenance of utility plant (including generation, transmission, and distribution facilities), inflation, unplanned outages, planned outages (typically scheduled in the spring and fall), renewable energy and demand side management related expenses (which are offset by the same amount of operating revenues) and other factors. See Note 13 for discussion in new accounting guidance related to the presentation of net periodic pension and postretirement benefit costs.

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

Pension and other postretirement non-service credits - net.  Pension and other postretirement non-service credits can be impacted by changes in our actuarial assumptions. The most relevant actuarial assumptions are the discount rate used to measure our net periodic costs/credit, the expected long-term rate of return on plan assets used to estimate earnings on invested funds over the long-term, the mortality assumptions and the assumed healthcare cost trend rates. We review these assumptions on an annual basis and adjust them as necessary. See Note 13 for discussion of new accounting guidance related to the presentation of net periodic pension and postretirement benefit costs.

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

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions and non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities. On December 22, 2017, the Tax Cuts and Jobs Act was enacted and is generally effective on January 1, 2018. Changes which will impact the Company include a reduction in the corporate tax rate to 21%, revisions to the rules related to tax bonus depreciation, limitations on interest deductibility and an associated exception for certain public utilities, and requirements that certain excess deferred tax amounts of regulated utilities be normalized. (See Note 15 for details of the impacts on the Company as of December 31, 2017.) In APS's recent general retail rate case, the ACC approved a Tax Expense Adjustor Mechanism which will be used to pass through the income tax effects to retail customers of the Tax Cuts and Jobs Act. (See Note 4 for details of the TEAM.)

Interest Expense.  Interest expense is affected by the amount of debt outstanding and the interest rates on that debt (see Note 3).  The primary factors affecting borrowing levels are expected to be our capital expenditures, long-term debt maturities, equity issuances and internally generated cash flow.  An allowance for borrowed funds used during construction offsets a portion of interest expense while capital projects are under construction.  We stop accruing AFUDC on a project when it is placed in commercial operation.

RESULTS OF OPERATIONS

Pinnacle West’s only reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to Native Load customers) and related activities and includes electricity generation, transmission and distribution.

Operating Results — Three-month period ended March 31, 2018 compared with three-month period ended March 31, 2017.

Our consolidated net income attributable to common shareholders for the three months ended March 31, 2018 was $3 million, compared with consolidated net income attributable to common shareholders of $23 million for the prior-year period.  The results reflect a decrease of approximately $18 million for the regulated electricity segment primarily due to customer refunds for lower federal income tax rates, higher operations and maintenance primarily due to higher planned outage costs, and higher depreciation and amortization primarily due to increased depreciation rates. These decreases were partially offset by higher revenue resulting from the retail regulatory settlement effective August 19, 2017 and higher transmission revenues.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended March 31,
	2018	2017	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$489	$460	$29
Operations and maintenance	(260)	(223)	(37)
Depreciation and amortization	(144)	(127)	(17)
Taxes other than income taxes	(53)	(44)	(9)
All other income and expenses, net	28	13	15
Interest charges, net of allowance for borrowed funds used during construction	(52)	(47)	(5)
Income taxes	2	(4)	6
Less income related to noncontrolling interests (Note 6)	(5)	(5)	—
Regulated electricity segment income	5	23	(18)
All other	(2)	—	(2)
Net Income Attributable to Common Shareholders	$3	$23	$(20)

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $29 million higher for the three months ended March 31, 2018 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Impacts of retail regulatory settlement effective August 19, 2017	$30	—	$30
Higher transmission revenues (Note 4)	14	—	14
Higher retail revenue due to customer growth and higher average effective prices due to customer usage patterns and changes relating to customer program participation (a)	12	—	12
Higher renewable energy regulatory surcharges and lower purchased power, partially offset in operations and maintenance costs	6	(4)	10
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	3	(3)	6
Refunds due to lower Federal income tax rates (Note 4)	(30)	—	(30)
Effects of weather	(21)	(7)	(14)
Miscellaneous items, net	—	(1)	1
Total	$14	$(15)	$29

(a)	Partially offset by the impacts of efficiency programs and distributed generation.

Operations and maintenance.  Operations and maintenance expenses increased $37 million for the three months ended March 31, 2018 compared with the prior-year period primarily because of:

•	An increase of $14 million in fossil generation costs primarily due to higher planned outage costs;

•	An increase of $13 million related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•	An increase of $5 million in transmission, distribution, and customer service costs primarily due to maintenance costs;

•	An increase of $4 million for costs related to information technology; and

•	An increase of $1 million related to miscellaneous other factors.

Depreciation and amortization.  Depreciation and amortization expenses were $17 million higher for the three months ended March 31, 2018 compared with the prior-year period primarily related to increased depreciation and amortization rates of $14 million and increased plant in service of $3 million.

Taxes other than income taxes.  Taxes other than income taxes were $9 million higher for the three months ended March 31, 2018 compared with the prior-year period primarily due to higher property values and the amortization of our property tax deferral regulatory asset.

All other income and expenses, net.  All other income and expenses, net were $15 million higher for the three months ended March 31, 2018 compared with the prior-year period primarily due to higher pension and other postretirement non-service credits and favorable allowance for equity funds used during construction. See Notes 5 and 13 for additional details related to the adoption of ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

Income taxes.  Income taxes were $6 million lower for the three months ended March 31, 2018 compared with the prior-year period primarily due to the effects of lower pretax income in the current year period and the effects of the federal tax reform, partially offset by lower tax benefits primarily due to stock compensation.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2018, APS’s common equity ratio, as defined, was 53%.  Its total shareholder equity was approximately $5.3 billion, and total capitalization was approximately $10.0 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $4.0 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted.  As a result of this legislation, bonus depreciation is no longer available for regulated public utility company property acquired, or that commenced construction, after September 27, 2017. The final legislative language contains a transition rule for property which was acquired, or under construction, prior to September 28, 2017 which would allow at least some part of APS’s capital projects under construction at that time to continue to qualify for bonus depreciation under pre-Act rules. However, because of current ambiguities regarding the scope of this transition rule, it is unclear how much of APS’s capital projects which were under construction prior to September 28, 2017, will qualify. The Company currently believes the continued availability of bonus depreciation for property under construction prior to September 28, 2017 will generate at least $60 million - $75 million of cash tax benefits over the next two years. These benefits may be higher if the current ambiguities in the legislative language are clarified in a manner which allows additional expenditures incurred after September 27, 2017, related to ongoing capital projects under construction as of that date, to qualify for bonus depreciation.  The cash generated by bonus depreciation is an acceleration of the tax benefits that APS would have otherwise received over 20 years and reduces rate base for ratemaking purposes. At Pinnacle West Consolidated, when coupled with a lower 21 percent corporate tax rate, the continued availability of bonus depreciation to this transition period property is expected to delay until 2019 full cash realization of approximately $85 million of currently unrealized Investment Tax Credits and other tax credits, which are recorded as a deferred tax asset on the Condensed Consolidated Balance Sheet as of March 31, 2018.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the three months ended March 31, 2018 and 2017 (dollars in millions):

Pinnacle West Consolidated

	Three Months Ended March 31,		Net
	2018	2017	Change
Net cash flow provided by operating activities	$167	$140	$27
Net cash flow used for investing activities	(361)	(349)	(12)
Net cash flow provided by financing activities	196	203	(7)
Net increase (decrease) in cash and cash equivalents	$2	$(6)	$8

Arizona Public Service Company

	Three Months Ended March 31,		Net
	2018	2017	Change
Net cash flow provided by operating activities	$177	$174	$3
Net cash flow used for investing activities	(355)	(343)	(12)
Net cash flow provided by financing activities	178	163	15
Net increase (decrease) in cash and cash equivalents	$—	$(6)	$6

Operating Cash Flows

Three-month period ended March 31, 2018 compared with three-month period ended March 31, 2017.  Pinnacle West’s consolidated net cash provided by operating activities was $167 million in 2018 and $140 million in 2017. The increase of $27 million in net cash provided is primarily due to higher cash receipts from operating activities and lower payments for fuel and purchased power, partially offset by higher payments for operations and maintenance and other cash payments. The difference between APS and Pinnacle West's net cash provided by operating activities primarily relates to Pinnacle West cash payments for 4CA operating costs and differences in other operating cash payments.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 116% funded as of January 1, 2018 and 115% as of January 1, 2017.  Under GAAP, the qualified pension plan was 95% funded as of January 1, 2018 and 88%

funded as of January 1, 2017. See Note 5 for additional details. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have made voluntary contributions of $50 million to our pension plan year-to-date in 2018. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $250 million during the 2018-2020 period. We do not expect to make any contributions over the next three years to our other postretirement benefit plans. Year to date in 2018, the Company was reimbursed $22 million for prior year retiree medical claims from the other postretirement benefit plan trust assets.

Investing Cash Flows

Three-month period ended March 31, 2018 compared with three-month period ended March 31, 2017.  Pinnacle West’s consolidated net cash used for investing activities was $361 million in 2018, compared to $349 million in 2017, an increase of $12 million in net cash used primarily related to increased capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2018	2019	2020
APS
Generation:
Nuclear Fuel	$71	$64	$64
Renewables	16	16	17
Environmental	85	25	46
New Gas Generation	120	10	—
Other Generation	214	187	132
Distribution	442	545	612
Transmission	152	191	188
Other (a)	81	115	152
Total APS	$1,181	$1,153	$1,211

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

(See Note 8 for a discussion of the current status of the NTEC purchase.) The table above does not include capital expenditures related to 4CA's interest in Four Corners Units 4 and 5 of approximately $15 million in 2018, $7 million in 2019 and $6 million in 2020, which will be assumed by the ultimate owner of the 7% interest.

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

Financing Cash Flows and Liquidity

Three-month period ended March 31, 2018 compared with three-month period ended March 31, 2017.  Pinnacle West’s consolidated net cash provided by financing activities was $196 million in 2018, compared to $203 million of net cash provided in 2017, a decrease of $7 million in net cash provided.  The net cash provided by financing activities includes $255 million lower issuances of long-term debt through March 31, 2018, which are partially offset by $244 million of higher net short-term borrowings. The difference between APS and Pinnacle West's net cash provided by financing activities primarily relates to additional short-term borrowings at Pinnacle West on behalf of 4CA.

Significant Financing Activities.  On April 18, 2018, the Pinnacle West Board of Directors declared a dividend of $0.695 per share of common stock, payable on June 1, 2018 to shareholders of record on May 1, 2018.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

At March 31, 2018, Pinnacle West had a $200 million facility that matures in May 2021. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. At March 31, 2018, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $37.4 million of commercial paper borrowings.

At March 31, 2018, Pinnacle West had a $125 million 364-day unsecured revolving credit facility that matures on July 30, 2018.  Borrowings under the facility bear interest at LIBOR plus 0.80% per annum. At March 31, 2018, Pinnacle West had $77 million outstanding under the facility.

At March 31, 2018, APS had two revolving credit facilities totaling $1 billion, including a $500 million facility that matures in May 2021 and a $500 million credit facility that matures in June 2022. APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2018, APS had $255.5 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

 See "Financial Assurances" in Note 8 for a discussion of APS’s separate outstanding letters of credit and surety bonds.

Other Financing Matters. See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At March 31, 2018, the ratio was approximately 51% for Pinnacle West and 48% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

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

See Note 3 for further discussions of liquidity matters.

Credit Ratings

The ratings of securities of Pinnacle West and APS as of April 25, 2018 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

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

Contractual Obligations

There have been no material changes, as of March 31, 2018, outside the normal course of business in contractual obligations from the information provided in our 2017 Form 10-K. See Note 3 for discussion regarding changes in our long-term debt obligations.

CRITICAL ACCOUNTING POLICIES

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex, and actual results could differ from those estimates.  There have been no changes to our critical accounting policies since our 2017 Form 10-K except for the adoption of the new pension and other postretirement accounting guidance as noted below.  See "Critical Accounting Policies" in Item 7 of the 2017 Form 10-K for further details about our critical accounting policies.

On January 1, 2018, we adopted new accounting standard ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard changed our income statement presentation of net periodic benefit cost and allows only the service cost component of periodic net benefit cost to be eligible for capitalization. (See Note 13 for additional information.)

OTHER ACCOUNTING MATTERS

We adopted the following new accounting standards on January 1, 2018:

•	ASU 2014-09: Revenue from Contracts with Customers, and related amendments

•	ASU 2016-01: Financial Instruments, Recognition and Measurement

•	ASU 2016-15: Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-18: Statement of Cash Flows, Restricted Cash

•	ASU 2017-01: Business Combinations, Clarifying the Definition of a Business

•	ASU 2017-05: Other Income, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

•	ASU 2017-07: Compensation-Retirement Benefits, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

•	ASU 2018-02: Income Statement-Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
We are currently evaluating the impacts of the pending adoption of the following new accounting standards:

•	ASU 2016-02: Leases, and related amendments, effective for us on January 1, 2019

•	ASU 2016-13: Financial Instruments, Measurement of Credit Losses, effective for us on January 1, 2020

•	ASU 2017-12: Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities, effective for us on January 1, 2019

See Note 13 for additional information related to new accounting standards.

MARKET AND CREDIT RISKS

Market Risks

Our operations include managing market risks related to changes in interest rates, commodity prices, investments held by our nuclear decommissioning trust, other special use funds and benefit plan assets.

Interest Rate and Equity Risk

We have exposure to changing interest rates.  Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trust, other special use funds (see Note 11 and Note 12), and benefit plan assets.  The nuclear decommissioning trust, other special use funds and benefit plan assets also have risks associated with the changing market value of their equity and other non-fixed income investments.  Nuclear decommissioning and benefit plan costs are recovered in regulated electricity prices.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the three months ended March 31, 2018 and 2017 (dollars in millions):

	Three Months Ended March 31,
	2018	2017
Mark-to-market of net positions at beginning of year	$(91)	$(49)
Decrease (Increase) in regulatory asset/liability	(21)	(49)
Recognized in OCI:
Mark-to-market losses realized during the period	—	1
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(112)	$(97)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at March 31, 2018 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, "Derivative Accounting" and "Fair Value Measurements," in Item 8 of our 2017 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2018	2019	2020	2021	Total fair value
Observable prices provided by other external sources	$(51)	$(38)	$(2)	$(1)	$(92)
Prices based on unobservable inputs	(4)	(10)	(6)	—	(20)
Total by maturity	$(55)	$(48)	$(8)	$(1)	$(112)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 (dollars in millions):

	March 31, 2018		December 31, 2017
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) or OCI (a)
Electricity	$3	$(2)	$1	$(1)
Natural gas	40	(40)	45	(45)
Total	$43	$(42)	$46	$(46)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of March 31, 2018.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of March 31, 2018.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.                   LEGAL PROCEEDINGS

See "Business of Arizona Public Service Company — Environmental Matters" in Item 1 of the 2017 Form 10-K with regard to pending or threatened litigation and other disputes.

See Note 4 for ACC and FERC-related matters.

See Note 8 for information regarding environmental matters and Superfund-related matters.

Item 1A.                RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A — Risk Factors in the 2017 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS.  The risks described in the 2017 Form 10-K are not the only risks facing Pinnacle West and APS.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

Item 5.                OTHER INFORMATION

None.

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	May 2, 2018	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	May 2, 2018	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)