Form 10-Q
period 2018-06-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2018-08-03
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of July 27, 2018: 111,974,139
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of July 27, 2018: 71,264,947

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
These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2017 Form 10-K, in Part II, Item 1A of this report, and in Part I, Item 2 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

OPERATING REVENUES	$974,123	$944,587	$1,666,837	$1,622,315

OPERATING EXPENSES
Fuel and purchased power	257,087	254,611	454,197	467,006
Operations and maintenance	268,397	220,985	534,079	447,056
Depreciation and amortization	145,436	125,739	290,261	253,366
Taxes other than income taxes	53,607	44,289	107,207	88,125
Other expenses	7,434	1,706	7,597	2,094
Total	731,961	647,330	1,393,341	1,257,647
OPERATING INCOME	242,162	297,257	273,496	364,668
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	13,073	10,456	27,152	19,938
Pension and other postretirement non-service credits - net	12,006	6,972	24,865	13,067
Other income (Note 9)	6,598	484	10,583	964
Other expense (Note 9)	(3,771)	(3,822)	(7,000)	(7,502)
Total	27,906	14,090	55,600	26,467
INTEREST EXPENSE
Interest charges	60,708	54,969	119,662	106,833
Allowance for borrowed funds used during construction	(6,291)	(4,906)	(13,046)	(9,378)
Total	54,417	50,063	106,616	97,455
INCOME BEFORE INCOME TAXES	215,651	261,284	222,480	293,680
INCOME TAXES	44,039	88,967	42,774	93,178
NET INCOME	171,612	172,317	179,706	200,502
Less: Net income attributable to noncontrolling interests (Note 6)	4,874	4,874	9,747	9,747
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$166,738	$167,443	$169,959	$190,755

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	112,115	111,797	112,067	111,763
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	112,471	112,345	112,482	112,270

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$1.49	$1.50	$1.52	$1.71
Net income attributable to common shareholders — diluted	$1.48	$1.49	$1.51	$1.70

DIVIDENDS DECLARED PER SHARE	$1.39	$1.31	$1.39	$1.31

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

NET INCOME	$171,612	$172,317	$179,706	$200,502

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax expense of $0, $4, $96 and $679 for the respective periods	—	7	(96)	(763)
Reclassification of net realized loss, net of tax expense (benefit) of ($150), ($348), ($232) and $8 for the respective periods	456	564	865	1,771
Pension and other postretirement benefits activity, net of tax benefit of $1,558, $823, $1,115 and $119 for the respective periods	(4,739)	(1,334)	(3,839)	(812)
Total other comprehensive income	(4,283)	(763)	(3,070)	196

COMPREHENSIVE INCOME	167,329	171,554	176,636	200,698
Less: Comprehensive income attributable to noncontrolling interests	4,874	4,874	9,747	9,747

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$162,455	$166,680	$166,889	$190,951

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,839	$13,892
Customer and other receivables	321,053	305,147
Accrued unbilled revenues	207,887	112,434
Allowance for doubtful accounts	(3,769)	(2,513)
Materials and supplies (at average cost)	263,370	264,012
Fossil fuel (at average cost)	47,591	25,258
Assets from risk management activities (Note 7)	3,316	1,931
Deferred fuel and purchased power regulatory asset (Note 4)	74,898	75,637
Other regulatory assets (Note 4)	154,661	172,451
Other current assets	45,865	48,039
Total current assets	1,118,711	1,016,288
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 12)	873,643	871,000
Other special use funds (Note 12)	216,338	32,542
Other assets	59,137	52,040
Total investments and other assets	1,149,118	955,582
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	18,328,611	17,798,061
Accumulated depreciation and amortization	(6,245,809)	(6,128,535)
Net	12,082,802	11,669,526
Construction work in progress	1,140,611	1,291,498
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	107,710	109,645
Intangible assets, net of accumulated amortization	257,040	257,189
Nuclear fuel, net of accumulated amortization	119,256	117,408
Assets held for sale (Note 8)	95,364	—
Total property, plant and equipment	13,802,783	13,445,266
DEFERRED DEBITS
Regulatory assets (Note 4)	1,233,062	1,202,302
Assets for other postretirement benefits (Note 5)	47,619	268,978
Other	140,880	130,666
Total deferred debits	1,421,561	1,601,946

TOTAL ASSETS	$17,492,173	$17,019,082

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2018	December 31, 2017
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$260,285	$256,442
Accrued taxes	156,362	148,946
Accrued interest	56,248	56,397
Common dividends payable	77,821	77,667
Short-term borrowings (Note 3)	616,249	95,400
Current maturities of long-term debt (Note 3)	600,000	82,000
Customer deposits	89,681	70,388
Liabilities from risk management activities (Note 7)	49,096	59,252
Liabilities for asset retirements	9,184	4,745
Regulatory liabilities (Note 4)	156,757	100,086
Other current liabilities	167,202	246,529
Total current liabilities	2,238,885	1,197,852
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	4,191,525	4,789,713
DEFERRED CREDITS AND OTHER
Deferred income taxes	1,727,700	1,690,805
Regulatory liabilities (Note 4)	2,389,002	2,452,536
Liabilities for asset retirements	677,341	674,784
Liabilities for pension benefits (Note 5)	319,604	327,300
Liabilities from risk management activities (Note 7)	46,347	37,170
Customer advances	118,459	113,996
Coal mine reclamation	213,137	231,597
Deferred investment tax credit	202,797	205,575
Unrecognized tax benefits	13,416	13,115
Liabilities held for sale (Note 8)	26,457	—
Other	168,069	148,909
Total deferred credits and other	5,902,329	5,895,787
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 111,990,222 and 111,816,170 issued at respective dates	2,624,672	2,614,805
Treasury stock at cost; 17,633 and 64,463 shares at respective dates	(1,431)	(5,624)
Total common stock	2,623,241	2,609,181
Retained earnings	2,465,402	2,442,511
Accumulated other comprehensive loss	(56,624)	(45,002)
Total shareholders’ equity	5,032,019	5,006,690
Noncontrolling interests (Note 6)	127,415	129,040
Total equity	5,159,434	5,135,730

TOTAL LIABILITIES AND EQUITY	$17,492,173	$17,019,082
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$179,706	$200,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	325,550	291,285
Deferred fuel and purchased power	(50,112)	(21,993)
Deferred fuel and purchased power amortization	50,851	(13,663)
Allowance for equity funds used during construction	(27,152)	(19,938)
Deferred income taxes	33,711	94,365
Deferred investment tax credit	(2,778)	(3,194)
Change in derivative instruments fair value	—	(222)
Stock compensation	13,189	12,891
Changes in current assets and liabilities:
Customer and other receivables	(18,672)	(62,624)
Accrued unbilled revenues	(95,453)	(105,754)
Materials, supplies and fossil fuel	(22,970)	(5,437)
Income tax receivable	—	(322)
Other current assets	11,069	(23,418)
Accounts payable	36,614	21,771
Accrued taxes	8,140	11,745
Other current liabilities	9,410	(44,778)
Change in margin and collateral accounts — assets	(920)	(71)
Change in margin and collateral accounts — liabilities	(1,082)	(4,700)
Change in other long-term assets	24,847	(49,162)
Change in other long-term liabilities	(78,146)	13,279
Net cash flow provided by operating activities	395,802	290,562
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(679,949)	(693,626)
Contributions in aid of construction	19,339	18,032
Allowance for borrowed funds used during construction	(13,046)	(9,378)
Proceeds from nuclear decommissioning trust sales and other special use funds	258,401	275,364
Investment in nuclear decommissioning trust and other special use funds	(259,542)	(276,505)
Other	(4,299)	(2,127)
Net cash flow used for investing activities	(679,096)	(688,240)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	251,635
Short-term borrowing and payments — net	500,849	287,800
Short-term debt borrowings under revolving credit facility	45,000	17,000
Short-term debt repayments under revolving credit facility	(25,000)	—
Dividends paid on common stock	(151,942)	(142,520)
Repayment of long-term debt	(82,000)	—
Common stock equity issuance - net of purchases	(2,294)	(8,792)
Distributions to noncontrolling interests	(11,372)	(11,372)
Other	—	(1)
Net cash flow provided by financing activities	273,241	393,750

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,053)	(3,928)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,892	8,881

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,839	$4,953
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2017	111,392,053	$2,596,030	(55,317)	$(4,133)	$2,255,547	$(43,822)	$132,290	$4,935,912
Net income		—		—	190,755	—	9,747	200,502
Other comprehensive income		—		—	—	196	—	196
Dividends on common stock		—		—	(146,204)	—	—	(146,204)
Issuance of common stock	250,627	8,452		—	—	—	—	8,452
Purchase of treasury stock (a)		—	(156,172)	(12,430)	—	—	—	(12,430)
Reissuance of treasury stock for stock-based compensation and other		—	192,191	15,010	11	—	—	15,021
Capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Balance, June 30, 2017	111,642,680	$2,604,482	(19,298)	$(1,553)	$2,300,109	$(43,626)	$130,665	$4,990,077

Balance, January 1, 2018	111,816,170	$2,614,805	(64,463)	$(5,624)	$2,442,511	$(45,002)	$129,040	$5,135,730
Net income		—		—	169,959	—	9,747	179,706
Other comprehensive income		—		—	—	(3,070)	—	(3,070)
Dividends on common stock		—		—	(155,620)	—	—	(155,620)
Issuance of common stock	174,052	9,867		—	—	—	—	9,867
Purchase of treasury stock (a)		—	(81,177)	(6,277)	—	—	—	(6,277)
Reissuance of treasury stock for stock-based compensation and other		—	128,007	10,470	—	—	—	10,470
Capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Reclassification of income tax effects related to new tax reform (See Note 13)		—		—	8,552	(8,552)	—	—
Balance, June 30, 2018	111,990,222	$2,624,672	(17,633)	$(1,431)	$2,465,402	$(56,624)	$127,415	$5,159,434
(a)    Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

OPERATING REVENUES	$971,963	$943,406	$1,663,969	$1,620,995

OPERATING EXPENSES
Fuel and purchased power	270,138	259,892	472,148	476,995
Operations and maintenance	251,999	215,775	506,600	434,783
Depreciation and amortization	144,533	125,317	288,645	252,524
Taxes other than income taxes	53,269	44,016	106,511	87,580
Other expenses	434	1,706	597	2,142
Total	720,373	646,706	1,374,501	1,254,024
OPERATING INCOME	251,590	296,700	289,468	366,971
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	13,073	10,456	27,152	19,938
Pension and other postretirement non-service credits - net	12,389	6,911	25,586	12,953
Other income (Note 9)	6,235	352	10,007	694
Other expense (Note 9)	(3,372)	(3,301)	(6,318)	(6,429)
Total	28,325	14,418	56,427	27,156
INTEREST EXPENSE
Interest charges	57,731	53,517	113,889	104,313
Allowance for borrowed funds used during construction	(6,291)	(4,906)	(13,046)	(9,378)
Total	51,440	48,611	100,843	94,935
INCOME BEFORE INCOME TAXES	228,475	262,507	245,052	299,192
INCOME TAXES	45,776	88,525	47,882	97,175
NET INCOME	182,699	173,982	197,170	202,017
Less: Net income attributable to noncontrolling interests (Note 6)	4,874	4,874	9,747	9,747
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$177,825	$169,108	$187,423	$192,270

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

NET INCOME	$182,699	$173,982	$197,170	$202,017

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax expense $0, $4, $96 and $679 for the respective periods	—	7	(96)	(763)
Reclassification of net realized loss, net of tax expense (benefit) of ($150), ($348), ($232) and $8 for the respective periods	456	564	865	1,771
Pension and other postretirement benefits activity, net of tax benefit of $1,566, $808, $1,260 and $218 for the respective periods	(4,764)	(1,308)	(3,907)	(697)
Total other comprehensive income	(4,308)	(737)	(3,138)	311

COMPREHENSIVE INCOME	178,391	173,245	194,032	202,328
Less: Comprehensive income attributable to noncontrolling interests	4,874	4,874	9,747	9,747

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$173,517	$168,371	$184,285	$192,581

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2018	December 31, 2017
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$18,325,124	$17,654,078
Accumulated depreciation and amortization	(6,242,574)	(6,041,965)
Net	12,082,550	11,612,113

Construction work in progress	1,140,611	1,266,636
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	107,710	109,645
Intangible assets, net of accumulated amortization	256,885	257,028
Nuclear fuel, net of accumulated amortization	119,256	117,408
Total property, plant and equipment	13,707,012	13,362,830

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 12)	873,643	871,000
Other special use funds (Note 12)	216,338	30,358
Other assets	40,868	36,796
Total investments and other assets	1,130,849	938,154

CURRENT ASSETS
Cash and cash equivalents	3,760	13,851
Customer and other receivables	299,279	292,791
Accrued unbilled revenues	207,887	112,434
Allowance for doubtful accounts	(3,769)	(2,513)
Materials and supplies (at average cost)	263,370	262,630
Fossil fuel (at average cost)	47,591	25,258
Assets from risk management activities (Note 7)	3,316	1,931
Deferred fuel and purchased power regulatory asset (Note 4)	74,898	75,637
Other regulatory assets (Note 4)	154,661	172,451
Other current assets	42,463	41,055
Total current assets	1,093,456	995,525

DEFERRED DEBITS
Regulatory assets (Note 4)	1,233,062	1,202,302
Assets for other postretirement benefits (Note 5)	43,911	265,139
Other	129,362	129,801
Total deferred debits	1,406,335	1,597,242

TOTAL ASSETS	$17,337,652	$16,893,751

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2018	December 31, 2017
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,571,696	2,571,696
Retained earnings	2,570,816	2,533,954
Accumulated other comprehensive loss	(35,159)	(26,983)
Total shareholder equity	5,285,515	5,256,829
Noncontrolling interests (Note 6)	127,415	129,040
Total equity	5,412,930	5,385,869
Long-term debt less current maturities (Note 3)	3,893,042	4,491,292
Total capitalization	9,305,972	9,877,161
CURRENT LIABILITIES
Short-term borrowings (Note 3)	499,949	—
Current maturities of long-term debt (Note 3)	600,000	82,000
Accounts payable	253,191	247,852
Accrued taxes	183,761	157,349
Accrued interest	55,383	55,533
Common dividends payable	77,800	77,700
Customer deposits	89,681	70,388
Liabilities from risk management activities (Note 7)	49,096	59,252
Liabilities for asset retirements	9,184	4,192
Regulatory liabilities (Note 4)	156,757	100,086
Other current liabilities	162,963	243,922
Total current liabilities	2,137,765	1,098,274
DEFERRED CREDITS AND OTHER
Deferred income taxes	1,755,897	1,742,485
Regulatory liabilities (Note 4)	2,389,002	2,452,536
Liabilities for asset retirements	677,341	666,527
Liabilities for pension benefits (Note 5)	299,747	306,542
Liabilities from risk management activities (Note 7)	46,347	37,170
Customer advances	118,459	113,996
Coal mine reclamation	213,137	215,830
Deferred investment tax credit	202,797	205,575
Unrecognized tax benefits	44,177	43,876
Other	147,011	133,779
Total deferred credits and other	5,893,915	5,918,316
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
TOTAL LIABILITIES AND EQUITY	$17,337,652	$16,893,751

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$197,170	$202,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	323,934	290,444
Deferred fuel and purchased power	(50,112)	(21,994)
Deferred fuel and purchased power amortization	50,851	(13,663)
Allowance for equity funds used during construction	(27,152)	(19,938)
Deferred income taxes	10,372	87,412
Deferred investment tax credit	(2,778)	(3,194)
Change in derivative instruments fair value	—	(222)
Changes in current assets and liabilities:
Customer and other receivables	(9,254)	(41,422)
Accrued unbilled revenues	(95,453)	(105,754)
Materials, supplies and fossil fuel	(23,073)	(5,333)
Income tax receivable	—	11,174
Other current assets	7,552	(20,039)
Accounts payable	39,573	20,147
Accrued taxes	26,412	16,759
Other current liabilities	7,395	(33,408)
Change in margin and collateral accounts — assets	(920)	(71)
Change in margin and collateral accounts — liabilities	(1,082)	(4,700)
Change in other long-term assets	35,867	(45,420)
Change in other long-term liabilities	(83,561)	13,061
Net cash flow provided by operating activities	405,741	325,856
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(670,841)	(680,343)
Contributions in aid of construction	19,339	18,032
Allowance for borrowed funds used during construction	(13,046)	(9,378)
Proceeds from nuclear decommissioning trust sales and other special use funds	258,227	275,364
Investment in nuclear decommissioning trust and other special use funds	(259,367)	(276,505)
Other	(1,221)	(1,478)
Net cash flow used for investing activities	(666,909)	(674,308)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	251,635
Short-term borrowings and payments — net	499,949	250,200
Short-term debt borrowings under revolving credit facility	25,000	—
Short-term debt repayments under revolving credit facility	(25,000)	—
Repayment of long-term debt	(82,000)	—
Dividends paid on common stock	(155,500)	(146,000)
Distributions to noncontrolling interests	(11,372)	(11,372)
Net cash flow provided by financing activities	251,077	344,463
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,091)	(3,989)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,851	8,840
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,760	$4,851
Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	$24,689	$1
Interest, net of amounts capitalized	$98,478	$92,334
Significant non-cash investing and financing activities:
Accrued capital expenditures	$65,995	$82,621
Dividends declared but not yet paid	$77,800	$73,100
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2017	71,264,947	$178,162	$2,421,696	$2,331,245	$(25,423)	$132,290	$5,037,970
Net income		—	—	192,270	—	9,747	202,017
Other comprehensive income		—	—	—	311	—	311
Dividends on common stock		—	—	(146,200)	—	—	(146,200)
Net capital activities by noncontrolling interests		—	—	—	—	(11,372)	(11,372)
Balance, June 30, 2017	71,264,947	$178,162	$2,421,696	$2,377,315	$(25,112)	$130,665	$5,082,726

Balance, January 1, 2018	71,264,947	$178,162	$2,571,696	$2,533,954	$(26,983)	$129,040	$5,385,869
Net income		—	—	187,423	—	9,747	197,170
Other comprehensive income		—	—	—	(3,138)	—	(3,138)
Dividends on common stock		—	—	(155,599)	—	—	(155,599)
Reclassification of income tax effects related to new tax reform (See Note 13)		—	—	5,038	(5,038)	—	—
Net capital activities by noncontrolling interests		—	—	—	—	(11,372)	(11,372)
Balance, June 30, 2018	71,264.947	$178,162	$2,571,696	$2,570,816	$(35,159)	$127,415	$5,412,930

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries:  APS, 4C Acquisition, LLC ("4CA"), Bright Canyon Energy Corporation ("BCE") and El Dorado Investment Company ("El Dorado").  See Note 8 for more information on 4CA matters. Intercompany accounts and transactions between the consolidated companies have been eliminated.  The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde Nuclear Generating Station ("Palo Verde") sale leaseback variable interest entities ("VIEs") (see Note 6 for further discussion).  Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

These consolidated financial statements and notes have been prepared consistently, with the exception of the reclassification of certain prior year amounts on our Condensed Consolidated Statements of Income and APS's Condensed Consolidated Statements of Income. Beginning in the quarter ended March 31, 2018, APS changed the format of presentation of its Condensed Consolidated Statements of Income from a utility ratemaking format to a commercial format. Minor changes were made in the description of certain income statement line items and the amounts presented in the comparable prior period also changed by immaterial amounts due to the change from a utility to a non-utility format and also from the adoption of the new accounting guidance for net periodic pension cost and net periodic postretirement benefit cost. In addition, the prior year amounts were reclassified to conform to the current year presentation for the other special use funds in the investment and other assets section on the Condensed Consolidated Balance Sheets.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Cash paid during the period for:
Income taxes, net of refunds	$10,032	$2,062
Interest, net of amounts capitalized	104,249	94,870
Significant non-cash investing and financing activities:
Accrued capital expenditures	$65,995	$80,517
Dividends accrued but not yet paid	77,821	73,113

2.    Revenue

Adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers
On January 1, 2018, we adopted new revenue guidance in ASU 2014-09 and related amendments. The new revenue guidance requires entities to recognize revenue when control of the promised good or service is transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We applied the new guidance using the modified retrospective method applied to contracts which were not completed as of January 1, 2018. The adoption of the new revenue guidance resulted in expanded disclosures but otherwise did not have a material impact on our financial statements. New revenue disclosures required by the standard are included below. See Note 13 for additional information regarding the new accounting standard.

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

The following table provides detail of Pinnacle West's consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Retail residential electric service	$500,247	$816,922
Retail non-residential electric service	435,500	778,689
Wholesale energy sales	15,392	27,481
Transmission services for others	15,489	30,334
Other sources	7,495	13,411
Total operating revenues	$974,123	$1,666,837

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

Revenue Activities

Our revenues are primarily derived from activities that are classified as revenues from contracts with customers. This includes sales of electricity to our regulated retail customers and wholesale and transmission activities. Our revenues from contracts with customers for the three and six months ended June 30, 2018 were $954 million and $1,640 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three and six months ended June 30, 2018, our revenues that do not qualify as revenue from contracts with customers were $20 million and $27 million, respectively. This relates primarily to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of June 30, 2018.

3.	Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle West

On July 12, 2018, Pinnacle West replaced its $200 million revolving credit facility that would have matured in May 2021, with a new $200 million facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. At June 30, 2018, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $30 million of commercial paper borrowings.

On June 28, 2018, Pinnacle West refinanced its 364-day $125 million unsecured revolving credit facility that would have matured on July 30, 2018 with a new 364-day $150 million credit facility that matures June 27, 2019.  Borrowings under the facility bear interest at LIBOR plus 0.70% per annum. At June 30, 2018, Pinnacle West had $86 million outstanding under the facility.

APS

On May 30, 2018, APS purchased all $32 million of Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series C, due 2029. These bonds were classified as current maturities of long-term debt on our Consolidated Balance Sheets at December 31, 2017.

On June 26, 2018, APS repaid at maturity APS’s $50 million term loan facility.

On July 12, 2018, APS replaced its $500 million revolving credit facility that would have matured in May 2021, with a new $500 million facility that matures in July 2023.

At June 30, 2018, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and the above-mentioned $500 million facility. APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At June 30, 2018, APS had $500 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

See "Financial Assurances" in Note 8 for a discussion of APS’s other outstanding letters of credit.

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$298,483	$292,767	$298,421	$298,608
APS	4,493,042	4,660,281	4,573,292	5,006,348
Total	$4,791,525	$4,953,048	$4,871,713	$5,304,956

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Provisions

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At June 30, 2018, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $5.3 billion, and total capitalization was approximately $10.0 billion.  APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $4.0 billion, assuming APS’s total capitalization remains the same.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 17, 2017, Warren Woodward (an intervener in APS's general retail rate case) filed a Notice of Appeal in the Arizona Court of Appeals, Division One. The notice raises a single issue related to the application of certain rate schedules to new APS residential customers after May 1, 2018. Mr. Woodward filed a second notice of appeal on November 13, 2017 challenging APS’s $5 per month automated metering infrastructure opt-out program. Mr. Woodward’s two appeals have been consolidated, and APS requested and was granted intervention. Mr. Woodward filed his opening brief on March 28, 2018.  The ACC and APS filed responsive briefs on June 21, 2018. APS cannot predict the outcome of this consolidated appeal but does not believe it will have a material impact on our financial position, results of operations or cash flows.

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

On November 20, 2017, APS filed an updated 2018 RES budget to include budget adjustments for APS Solar Communities (formerly known as AZ Sun II), which was approved as part of the 2017 Rate Case Decision. APS Solar Communities is a 3-year program requiring APS to spend $10 million to $15 million in capital costs each year to install utility-owned DG systems for low to moderate income residential homes, buildings of non-profit entities, Title I schools and rural government facilities. The 2017 Rate Case Decision provided that all operations and maintenance expenses, property taxes, marketing and advertising expenses, and the capital carrying costs for this program will be recovered through the RES. On June 12, 2018, the ACC approved the 2018 RES Implementation Plan.

On June 29, 2018, APS filed its 2019 RES Implementation Plan and proposed a budget of approximately $89.9 million.  APS’s budget request supports existing approved projects and commitments and includes the anticipated transfer of specific revenue requirements into base rates in accordance with the 2017 Settlement Agreement and also requests a permanent waiver of the residential distributed energy requirement for 2019 contained in the RES rules.

In September 2016, the ACC initiated a proceeding which will examine the possible modernization and expansion of the RES. On January 30, 2018, ACC Commissioner Tobin proposed a plan in this proceeding which would broaden the RES to include a series of energy policies tied to clean energy sources (the "Energy Modernization Plan"). The Energy Modernization Plan includes replacing the current RES standard with a new standard called the Clean Resource Energy Standard and Tariff ("CREST"), which incorporates the proposals in the Energy Modernization Plan.  A set of draft CREST rules for the ACC’s consideration was issued by Commissioner Tobin’s office on July 5, 2018. APS cannot predict the outcome of this proceeding.

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

On June 1, 2016, APS filed its 2017 DSM Plan, in which APS proposed programs and measures that specifically focus on reducing peak demand, shifting load to off-peak periods and educating customers about strategies to manage their energy and demand.  The requested budget in the 2017 DSM Plan was $62.6 million. On January 27, 2017, APS filed an updated and modified 2017 DSM Plan that incorporated the proposed Residential Demand Response, Energy Storage and Load Management Program and requested that the budget be increased to $66.6 million. On August 15, 2017, the ACC approved the amended 2017 DSM Plan.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 1, 2017, APS filed its 2018 DSM Plan, which proposes modifications to the demand side management portfolio to better meet system and customer needs by focusing on peak demand reductions, storage, load shifting and demand response programs in addition to traditional energy savings measures. The 2018 DSM Plan seeks a reduced requested budget of $52.6 million and requests a waiver of the Electric Energy Efficiency Standard for 2018.   On November 14, 2017, APS filed an amended 2018 DSM Plan, which revised the allocations between budget items to address customer participation levels, but kept the overall budget at $52.6 million. The ACC has not yet ruled on the APS 2018 amended DSM Plan.

 Power Supply Adjustor ("PSA") Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations primarily in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Beginning balance	$75,637	$12,465
Deferred fuel and purchased power costs — current period	50,112	21,994
Amounts refunded/(charged) to customers	(50,851)	13,663
Ending balance	$74,898	$48,122

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

The PSA rate for the PSA year beginning February 1, 2018 is $0.004555 per kWh, consisting of a forward component of $0.002009 per kWh and a historical component of $0.002546 per kWh. This represented a $0.004 per kWh increase over the August 19, 2017 PSA, the maximum permitted under the Plan of Administration for the PSA. This left $16.4 million of 2017 fuel and purchased power costs above this annual cap. These costs will roll over until the following year and will be reflected in the 2019 reset of the PSA.

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

Effective June 1, 2017, APS's annual wholesale transmission rates for all users of its transmission system increased by approximately $35.1 million for the twelve-month period beginning June 1, 2017 in accordance with the FERC-approved formula.  An adjustment to APS’s retail rates to recover FERC approved transmission charges went into effect automatically on June 1, 2017. Effective June 1, 2018, APS's annual wholesale transmission rates for all users of its transmission system decreased by approximately $22.7 million for the twelve-month period beginning June 1, 2018 in accordance with the FERC-approved formula.  An adjustment to APS’s retail rates to recover FERC approved transmission charges went into effect automatically on June 1, 2018.

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

On March 7, 2018, APS made a filing to make modifications to its annual transmission formula to provide transmission customers the benefit of the reduced federal corporate income tax rate resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) beginning in its 2018 annual transmission formula rate update filing. These modifications were approved by FERC on May 22, 2018 and reduced APS’s transmission rates compared to the rate that would have gone into effect absent these changes.

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

APS filed its 2016 annual LFCR adjustment on January 15, 2016, requesting an LFCR adjustment of $46.4 million (a $7.9 million annual increase). The ACC approved the 2016 annual LFCR effective beginning in May 2016. APS filed its 2017 LFCR adjustment on January 13, 2017 requesting an LFCR adjustment of $63.7 million (a $17.3 million per year increase over 2016 levels). On April 5, 2017, the ACC approved the 2017 annual LFCR adjustment as filed, effective with the first billing cycle of April 2017. On February 15, 2018, APS filed its LFCR Adjustment, requesting that effective May 1, 2018, the LFCR be adjusted to $60.7

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million (a $3 million per year decrease from 2017 levels). The ACC has not yet ruled on APS’s 2018 LFCR adjustment request. Because the LFCR mechanism has a balancing account that trues up any under or over recoveries, a one or two month delay in implementation does not have an adverse effect on APS.

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

The second step will address the amortization of excess deferred taxes previously collected from customers. APS is analyzing the final impact of the Tax Act provisions related to deferred taxes and intends to make a second TEAM filing in August 2018.

The TEAM expressly applies to APS's retail rates with the exception noted above. As discussed under "Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters" above, FERC issued an order on May 22, 2018 authorizing APS to provide for the cost reductions resulting from the income tax changes in its wholesale transmission rates.

Net Metering

In 2015, the ACC voted to conduct a generic evidentiary hearing on the value and cost of DG to gather information that will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A hearing was held in April 2016. On October 7, 2016, the Administrative Law Judge issued a recommendation in the docket concerning the value and cost of DG solar installations. On December 20, 2016, the ACC completed its open meeting to consider the recommended opinion and order by the Administrative Law Judge. After making several amendments, the ACC approved the recommended decision by a 4-1 vote. As a result of the ACC’s action, effective as of APS’s 2017 Rate Case Decision, the net metering tariff that governs payments for energy exported to the grid from residential rooftop solar systems was replaced by a more formula-driven approach that utilizes inputs from historical wholesale solar power until an avoided cost methodology is developed by the ACC.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with the 2017 Rate Case Decision, APS filed its request for a second-year export energy price of 11.6 cents per kWh on May 1, 2018.  This price reflects the 10% annual reduction discussed above. APS has requested that the new tariff become effective on September 1, 2018.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 4, 2017, Commissioner Burns amended his complaint to add all of the ACC Commissioners and the ACC itself as defendants. All defendants moved to dismiss the amended complaint. On February 15, 2018, the Superior Court dismissed Commissioner Burns’ amended complaint. On March 6, 2018, Burns filed an objection to the proposed final order from the Superior Court and a motion to further amend his complaint. The Superior Court permitted Commissioner Burns to amend his complaint to add a claim regarding his attempted investigation into whether his fellow commissioners should have been disqualified from voting on APS’s 2017 rate case. Commissioner Burns has now served his second amended complaint, and responsive filings were due on June 25. All defendants filed responses opposing the second amended complaint and requested that it be dismissed. APS and Pinnacle West cannot predict the outcome of this matter.

Renewable Energy Ballot Initiative

On February 20, 2018, a renewable energy advocacy organization filed with the Arizona Secretary of State a ballot initiative for an Arizona constitutional amendment requiring Arizona public service corporations to procure 50% of their energy supply from renewable sources by 2030. For purposes of the proposed amendment, eligible renewable sources would not include nuclear generating facilities. The stated goal of the Clean Energy for a Healthy Arizona coalition ("Clean Energy") is to complete the necessary steps to allow the initiative to be placed on the November 2018 Arizona elections ballot. The coalition was required to present over 225,000 verifiable signatures to the Secretary of State by July 5, 2018 to meet that goal. On July 5, 2018, Clean Energy filed over 480,000 signatures with the Secretary of State. These signatures are being verified. A lawsuit was filed on July 19, 2018 challenging the validity of Clean Energy’s July 5th submission to the Secretary of State, asserting that a majority of the signatures submitted were forged, collected from unregistered voters, and collected by unauthorized petitioners, among other items. We anticipate that the lawsuit and related legal proceedings will be fully resolved by late August or early September in time for ballots to be printed.

APS opposes the initiative. We estimate that the initiative would require APS to add over 5,500 MW of new resources above and beyond our 2017 Integrated Resource Plan estimates by 2030. This would equate to over $10 billion in incremental capital investment by 2030. Further, APS would seek to recover costs associated with the forced early retirement of any existing facilities. At the time of a possible early retirement, the remaining book value and other certain costs associated with early shut down for Palo Verde and Four Corners could be $1.9 billion and $1.3 billion respectively. While we expect the initiative would significantly increase our rate base estimates, customer bills in 2030 would likely be double current bills.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2018, Arizona passed a law limiting penalties associated with violating this proposed constitutional amendment to no more than $5,000 per violation. As with any legislation, an interested party could challenge the validity of this law. APS cannot predict the outcome of this matter.

Energy Modernization Plan

On January 30, 2018, ACC Commissioner Tobin proposed the Energy Modernization Plan, which consists of a series of energy policies tied to clean energy sources such as energy storage, biomass, energy efficiency, electric vehicles, and expanded energy planning through the integrated resource plans ("IRP") process. The Energy Modernization Plan includes replacing the current RES standard with a new standard called the CREST, which incorporates the proposals in the Energy Modernization Plan. The ACC has not yet initiated any formal proceedings with respect to Commissioner Tobin’s proposal; however, on February 22, 2018, the ACC Staff filed a Notice of Inquiry to further examine the matter. As a part of this proposal, the ACC voted in March 2018 to direct utilities to develop a comprehensive biomass generation plan to be included in each utility’s RES Implementation Plan. On July 5, 2018, Commissioner Tobin’s office issued a set of draft CREST rules for the ACC’s consideration.  APS cannot predict the outcome of this matter.

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

Four Corners

SCE-Related Matters. On December 30, 2013, APS purchased Southern California Edison Company's ("SCE’s") 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general retail rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013. On December 23, 2014, the ACC approved rate adjustments resulting in a revenue increase of $57.1 million on an annual basis.  This included the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase through its inclusion in rates.  The 2012 Settlement Agreement also provided for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $52 million as of June 30, 2018 and is being amortized in rates over a total of 10 years. The ACC's rate adjustment decision was appealed and on September 26, 2017, the Court of Appeals affirmed the ACC's decision on the Four Corners rate adjustment.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SCR Cost Recovery. On December 29, 2017, in accordance with the 2017 Rate Case Decision, APS filed a Notice of Intent to file its SCR Rate Rider to permit recovery of costs associated with the installation of SCR equipment at Four Corners Units 4 and 5.  APS filed the SCR Rate Rider in April 2018. Consistent with the 2017 Rate Case Decision, the rate rider filing was narrow in scope and addressed only costs associated with this specific environmental compliance equipment. Also, as provided for in the 2017 Rate Case Decision, APS requested that the rate rider become effective no later than January 1, 2019. The hearing for this matter is scheduled for September 2018.

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
Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs ($97 million as of June 30, 2018), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. The 2017 Settlement Agreement also shortened the depreciation lives of Cholla Units 1 and 3 to 2026.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Navajo Plant
The co-owners of the Navajo Generating Station (the "Navajo Plant") and the Navajo Nation agreed that the Navajo Plant will remain in operation until December 2019 under the existing plant lease. The co-owners and the Navajo Nation executed a lease extension on November 29, 2017 that will allow for decommissioning activities to begin after the plant ceases operations in December 2019. Various stakeholders including regulators, tribal representatives, the plant's coal supplier and the U.S. Department of the Interior ("DOI") have been meeting to determine if an alternate solution can be reached that would permit continued operation of the plant beyond 2019. Although we cannot predict whether any alternate plans will be found that would be acceptable to all of the stakeholders and feasible to implement, we believe it is probable that the current owners of the Navajo Plant will cease operations in December 2019.

On February 14, 2017, the ACC opened a docket titled "ACC Investigation Concerning the Future of the Navajo Generating Station" with the stated goal of engaging stakeholders and negotiating a sustainable pathway for the Navajo Plant to continue operating in some form after December 2019. APS cannot predict the outcome of this proceeding.

APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book value of its remaining investment in the plant ($92 million as of June 30, 2018) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and may be material. APS believes it will be allowed recovery of the net book value, in addition to a return on its investment. In accordance with GAAP, in the second quarter of 2017, APS's remaining net book value of its interest in the Navajo Plant was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of this interest, all or a portion of the regulatory asset will be written off and APS's net income, cash flows, and financial position will be negatively impacted.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	June 30, 2018		December 31, 2017
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$604,556	$—	$576,188
Retired power plant costs	2033	25,934	173,877	27,402	188,843
Income taxes — allowance for funds used during construction ("AFUDC") equity	2048	5,882	144,104	3,828	142,852
Deferred fuel and purchased power — mark-to-market (Note 7)	2022	42,684	45,047	52,100	34,845
Deferred fuel and purchased power (b) (d)	2019	74,898	—	75,637	—
Four Corners cost deferral	2024	8,077	44,267	8,077	48,305
Income taxes — investment tax credit basis adjustment	2046	1,066	25,850	1,066	26,218
Lost fixed cost recovery (b)	2019	48,484	—	59,844	—
Palo Verde VIEs (Note 6)	2046	—	19,705	—	19,395
Deferred compensation	2036	—	37,750	—	36,413
Deferred property taxes	2027	8,569	71,562	8,569	74,926
Loss on reacquired debt	2038	1,637	14,487	1,637	15,305
Tax expense of Medicare subsidy	2024	1,235	6,984	1,236	7,415
TCA balancing account (b)	2019	6,110	—	1,220	—
AG-1 deferral	2022	2,654	7,146	2,654	8,472
Mead-Phoenix transmission line CIAC	2050	332	10,210	332	10,376
Coal reclamation	2026	1,546	11,842	1,068	12,396
SCR deferral	N/A	—	9,482	—	353
Other	Various	451	6,193	3,418	—
Total regulatory assets (c)		$229,559	$1,233,062	$248,088	$1,202,302

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

(d)	Subject to a carrying charge.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	June 30, 2018		December 31, 2017
		Current	Non-Current	Current	Non-Current
Excess deferred income taxes - ACC - Tax Cuts and Jobs Act	(a)	$—	$1,265,229	$—	$1,266,104
Excess deferred income taxes - FERC - Tax Cuts and Jobs Act	2058	6,246	245,594	—	254,170
Asset retirement obligations	2057	—	319,793	—	332,171
Removal costs	(b)	28,879	191,104	18,238	209,191
Other postretirement benefits	(d)	37,842	133,109	37,642	151,985
Income taxes — deferred investment tax credit	2046	2,137	51,784	2,164	52,497
Income taxes — change in rates	2046	2,799	72,790	2,573	70,537
Spent nuclear fuel	2027	6,617	59,873	6,924	62,132
Renewable energy standard (c)	2019	38,986	—	23,155	—
Demand side management (c)	2019	10,187	4,124	3,066	4,921
Sundance maintenance	2030	—	17,701	—	16,897
Deferred gains on utility property	2022	4,423	8,790	4,423	10,988
Four Corners coal reclamation	2038	1,858	18,296	1,858	18,921
Tax expense adjustor mechanism (c)	2018	13,865	—	—	—
Other	Various	2,918	815	43	2,022
Total regulatory liabilities		$156,757	$2,389,002	$100,086	$2,452,536

(a)
While the majority of the excess deferred tax balance shown is subject to special amortization rules under federal income tax laws, which require amortization of the balance over the remaining regulatory life of the related property, treatment of a portion of the liability, and the month in which pass-through of the excess deferred tax balance will begin is subject to regulatory approval. This approval will be sought through the Company's TEAM adjustor mechanism. As a result, the Company cannot estimate the amount of this regulatory liability which is expected to reverse within the next 12 months. See Note 15.

(b)	In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal.

(c)	See “Cost Recovery Mechanisms” discussion above.

(d)	See Note 5.

5.	Retirement Plans and Other Postretirement Benefits

Pinnacle West sponsors a qualified defined benefit and account balance pension plan, a non-qualified supplemental excess benefit retirement plan, and an other postretirement benefit plan for the employees of Pinnacle West and our subsidiaries.  Pinnacle West uses a December 31 measurement date for its pension and other postretirement benefit plans.  The market-related value of our plan assets is their fair value at the measurement dates. Because of plan changes in September 2014, the Company sought IRS approval to move approximately $186 million of other postretirement benefit trust assets into a new trust account to pay for active union employee medical costs. In December 2016, FERC approved a methodology for determining the amount of other postretirement benefit trust assets to transfer into a new trust account to pay for active union

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

employee medical costs. On January 2, 2018, these funds were moved to the new trust account which is included in the other special use funds on the Condensed Consolidated Balance Sheets.  The Company negotiated a draft Closing Agreement granting tentative approval from the IRS prior to the transfer. Subsequent to the transfer, the Company submitted proof of the transfer to the IRS. The Company and the IRS executed a final Closing Agreement on March 2, 2018. Per the terms of an order from FERC, the Company must also make an informational filing with FERC. The Company made this FERC filing during February 2018. It is the Company’s understanding that completion of these regulatory requirements permits access to approximately $186 million for the sole purpose of paying active union employee medical benefits.

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost — benefits earned during the period	$14,121	$13,669	$28,334	$27,429	$5,445	$4,201	$10,550	$8,559
Non-service costs (credits):
Interest cost on benefit obligation	31,338	32,177	62,345	64,878	6,973	7,415	14,074	14,980
Expected return on plan assets	(45,759)	(43,425)	(91,426)	(87,135)	(10,520)	(13,350)	(21,041)	(26,701)
Amortization of:
Prior service cost (credit)	—	20	—	41	(9,461)	(9,461)	(18,921)	(18,921)
Net actuarial loss	8,259	11,460	16,041	23,950	—	1,104	—	2,559
Net periodic benefit cost (credit)	$7,959	$13,901	$15,294	$29,163	$(7,563)	$(10,091)	$(15,338)	$(19,524)
Portion of cost (credit) charged to expense	$2,769	$6,894	$5,011	$14,461	$(5,119)	$(5,004)	$(10,724)	$(9,682)

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

Contributions

We have made voluntary contributions of $50 million to our pension plan year-to-date in 2018. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $250 million during the 2018-2020 period. We do not expect to make any contributions over the next three years to our other postretirement benefit plans. Year to date in 2018, the Company was reimbursed $48 million for prior years retiree medical claims from the other postretirement benefit plan trust assets.

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and six months ended June 30, 2018 of $5 million and $10 million respectively, and for the three and six months ended June 30, 2017 of $5 million and $10 million, respectively, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 include the following amounts relating to the VIEs (dollars in thousands):

	June 30, 2018	December 31, 2017
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$107,710	$109,645
Equity — Noncontrolling interests	127,415	129,040

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

As of June 30, 2018 and December 31, 2017, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	June 30, 2018	December 31, 2017
Power	GWh	1,371	583
Gas	Billion cubic feet	232	240

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Financial Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts		2018	2017	2018	2017
Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	OCI — derivative instruments	$—	$11	$—	$(84)
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	(606)	(912)	(1,097)	(1,763)

(a)
During the three and six months ended June 30, 2018 and 2017, we had no gains or losses reclassified from accumulated OCI to earnings due to the discontinuance of cash flow hedges where the forecasted transaction is not probable of occurring.

(b)	Amounts are before the effect of PSA deferrals.

During the next twelve months, we estimate that a net loss of $2 million before income taxes will be reclassified from accumulated OCI as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Financial Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts		2018	2017	2018	2017
Net Loss Recognized in Income	Operating revenues	$(341)	$(58)	$(1,560)	$(346)
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	3,384	(5,416)	(30,705)	(58,043)
Total		$3,043	$(5,474)	$(32,265)	$(58,389)

(a)	Amounts are before the effect of PSA deferrals.

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

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of June 30, 2018 and December 31, 2017.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

As of June 30, 2018: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current assets	$6,916	$(4,821)	$2,095	$1,221	$3,316
Investments and other assets	370	(370)	—	—	—
Total assets	7,286	(5,191)	2,095	1,221	3,316

Current liabilities	(51,478)	4,821	(46,657)	(2,439)	(49,096)
Deferred credits and other	(46,717)	370	(46,347)	—	(46,347)
Total liabilities	(98,195)	5,191	(93,004)	(2,439)	(95,443)
Total	$(90,909)	$—	$(90,909)	$(1,218)	$(92,127)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.

(c)
Represents cash collateral and cash margin that are not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Amounts include cash collateral received from counterparties of $2,439 and cash margin provided to counterparties of $1,221.

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

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of June 30, 2018, Pinnacle West has no counterparties with positive exposures of greater than 10% of risk management assets. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties' debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about our derivative instruments that have credit-risk-related contingent features at June 30, 2018 (dollars in thousands):

June 30, 2018
Aggregate fair value of derivative instruments in a net liability position	$98,195
Cash collateral posted	—
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	91,300

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $95 million if our debt credit ratings were to fall below investment grade.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act ("Price-Anderson Act"), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident up to approximately $13.1 billion per occurrence.  Palo Verde maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers ("ANI").  The remaining balance of approximately $12.6 billion of liability coverage is provided through a mandatory industry-wide retrospective premium program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be responsible for retrospective premiums.  The maximum retrospective premium per reactor under the program for each nuclear liability incident is approximately $127.3 million, subject to a maximum annual premium of $19 million per incident.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum retrospective premium per incident for all three units is approximately $111.1 million, with a maximum annual retrospective premium of approximately $16.6 million.

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

Contractual Obligations

During the second quarter of 2018, our fuel and purchased power commitments decreased approximately $230 million primarily due to the amended and restated Four Corners 2016 Coal Supply Agreement. The majority of these changes relate to the years 2023 and thereafter.

Other than the items described above, there have been no material changes, as of June 30, 2018, outside the normal course of business in contractual obligations from the information provided in our 2017 Form 10-K. See Note 3 for discussion regarding changes in our long-term debt obligations.

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

On August 6, 2013, the Roosevelt Irrigation District ("RID") filed a lawsuit in Arizona District Court against APS and 24 other defendants, alleging that RID’s groundwater wells were contaminated by the release of hazardous substances from facilities owned or operated by the defendants.  The lawsuit also alleges that, under Superfund laws, the defendants are jointly and severally liable to RID.  The allegations against APS arise out of APS’s current and former ownership of facilities in and around OU3.  As part of a state governmental investigation into groundwater contamination in this area, on January 25, 2015, the Arizona Department of Environmental Quality ("ADEQ") sent a letter to APS seeking information concerning the degree to which, if any, APS’s current and former ownership of these facilities may have contributed to groundwater contamination in this area.  APS responded to ADEQ on May 4, 2015. On December 16, 2016, two RID environmental and engineering contractors filed an ancillary lawsuit for recovery of costs against APS and the other defendants in the RID litigation. That same day, another RID service provider filed an additional ancillary CERCLA lawsuit against certain of the defendants in the main RID litigation, but excluded APS and certain other parties as named defendants. Because the ancillary lawsuits concern past costs allegedly incurred by these RID vendors, which were ruled unrecoverable directly by RID in November of 2016, the additional lawsuits do not increase APS's exposure or risk related to these matters.

On April 5, 2018, RID and the defendants in that particular litigation executed a settlement agreement, fully resolving RID's CERCLA claims concerning both past and future cost recovery. APS's share of this settlement was immaterial. In addition, the two environmental and engineering vendors voluntarily dismissed their lawsuit against APS and the other named defendants without prejudice. An order to this effect was entered on April 17, 2018. With this disposition of the case, the vendors may file their lawsuit again in the future. In addition, APS and certain other parties not named in the remaining RID service provider lawsuit may be brought into the litigation via third-party complaints filed by the current direct defendants. We are unable to predict the outcome of these matters; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

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

Four Corners. Based on EPA’s final standards, APS's 63% share of the cost of required controls for Four Corners Units 4 and 5 is approximately $400 million.  In addition, APS and El Paso Electric Company ("El Paso") entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso's 7% interest in Four Corners Units 4 and 5. 4CA purchased the El Paso interest on July 6, 2016. Navajo Transitional Energy Company, LLC ("NTEC") purchased the interest from 4CA on July 3, 2018. See "Four Corners Coal Supply Agreement - 4CA Matter" below for a discussion of the NTEC purchase. The cost of the pollution controls related to the 7% interest is approximately $45 million, which was assumed by NTEC through its purchase of the 7% interest.

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

Based upon utility industry petitions for EPA to reconsider the RCRA Subtitle D regulations for CCR, which were premised in part on the CCR provisions of the 2016 WIIN Act, on September 13, 2017 EPA agreed to evaluate whether to revise these federal CCR regulations. On March 1, 2018, EPA issued a proposed rule that, among other things, seeks comment on potential changes to the federal CCR regulations, including allowances for greater flexibility in setting groundwater protection standards for certain regulated CCR constituents and with respect to implementing corrective action. On July 17, 2018, EPA finalized a revision to its RCRA Subtitle D regulations for CCR only addressing certain portions of EPA's March 2018 proposal, while deferring for further consideration the vast majority of the potential regulatory changes contemplated in the March 2018 proposal. For the final rule issued on July 17, 2018, EPA established nationwide health-based standards for certain constituents of CCR subject to groundwater corrective action and delayed the closure deadlines for certain unlined CCR surface impoundments by 18 months. These changes to the federal regulations governing CCR disposal are unlikely to have a material impact on APS. As for those aspects of the March 2018 rulemaking proposal for which EPA has yet to take final action, it remains unclear which specific provisions of the federal CCR rules will ultimately be modified, how they will be modified, or when such modification will occur.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $22 million and its share of incremental costs to comply with the CCR rule for Cholla is approximately $20 million. The Navajo Plant currently disposes of CCR in a dry landfill storage area. APS estimates that its share of incremental costs to comply with the CCR rule for the Navajo Plant is approximately $1 million. Additionally, the CCR rule requires ongoing, phased groundwater monitoring. By October 17, 2017, electric utility companies that own or operate CCR disposal units, such as APS, must have collected sufficient groundwater sampling data to initiate a detection monitoring program.  To the extent that certain threshold constituents are identified through this initial detection monitoring at levels above the CCR rule’s standards, the rule required the initiation of an assessment monitoring program by April 15, 2018.  If this assessment monitoring program reveals concentrations of certain constituents above the CCR rule standards that trigger remedial obligations, a corrective measures evaluation must be completed by April 2019. Depending upon the results of such groundwater monitoring and data evaluations at each of Cholla, Four Corners and the Navajo Plant, we may be required to take corrective actions, including the closure of certain CCR disposal units, the costs of which we are unable to reasonably estimate at this time.

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

Four Corners National Pollutant Discharge Elimination System ("NPDES") Permit

On July 16, 2018, several environmental groups filed a petition for review before the EPA Environmental Appeals Board ("EAB") concerning the NPDES wastewater discharge permit for Four Corners, which was reissued on June 12, 2018.  The environmental groups allege that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning EPA’s 2015 revised effluent limitation guidelines for steam-electric EGUs, 2014 existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities.  These groups are seeking to have the permit remanded back to EPA for revision to address these allegations.  At this time, we cannot predict whether this EAB permit appeal will be successful, and if so whether the results of those proceedings will have a material impact on our financial position, results of operations or cash flows.

Four Corners Coal Supply Agreement

Arbitration

On June 13, 2017, APS received a Demand for Arbitration from NTEC in connection with the Coal Supply Agreement, dated December 30, 2013, under which NTEC supplies coal to APS and the other Four Corners owners (collectively, the “Buyer”) for use at the Four Corners Power Plant (the "2016 Coal Supply

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Agreement"). NTEC was originally seeking a declaratory judgment to support its interpretation of a provision regarding uncontrollable forces in the agreement that relates to annual minimum quantities of coal to be purchased by the Buyer. NTEC also alleged a shortfall in the Buyer’s purchases for the initial contract year of approximately $30 million. APS’s share of this amount is approximately $17 million. On September 20, 2017, NTEC amended its Demand for Arbitration, removing its request for a declaratory judgment and at such time was only seeking relief for the alleged shortfall in the Buyer's purchases for the initial contract year.

On June 29, 2018, the parties settled the dispute for $45 million, which includes settlement for the initial contract year and the current contract year. APS’s share of this amount is approximately $34 million. In connection with the settlement, the parties amended the 2016 Coal Supply Agreement, including modifying the provisions that gave rise to this dispute. (See “4CA Matter” below for additional matters agreed to between 4CA and NTEC in the settlement arrangement.) The arbitration was dismissed on July 9, 2018.

Coal Advance Purchase

As part of the on-going discussions between the parties, on March 12, 2018, APS paid to NTEC approximately $24 million as an advance payment for APS’s share of coal under the 2016 Coal Supply Agreement. The coal inventory purchased represents an amount that APS expects to use for its plant operations within the next year.

4CA Matter

On July 6, 2016, 4CA purchased El Paso’s 7% interest in Four Corners. NTEC had the option to purchase the 7% interest within a certain timeframe pursuant to an option granted to NTEC. On December 29, 2015, NTEC provided notice of its intent to exercise the option. The purchase did not occur during the originally contemplated timeframe. Concurrent with the settlement of the 2016 Coal Supply Agreement matter described above, NTEC and 4CA agreed to allow for the purchase by NTEC of the 7% interest, consistent with the option. On June 29, 2018, 4CA and NTEC entered into an asset purchase agreement providing for the sale to NTEC of 4CA's 7% interest in Four Corners. Completion of the sale was subject to the receipt of approval by FERC, which was received on July 2, 2018, and the sale transaction closed on July 3, 2018. NTEC purchased the 7% interest at 4CA’s book value, approximately $70 million, and will pay 4CA the purchase price over a period of four years pursuant to a secured interest-bearing promissory note. The related assets and liabilities are reported as held for sale on Pinnacle West's balance sheet at June 30, 2018. In connection with the sale, Pinnacle West guaranteed certain obligations that NTEC will have to the other owners of Four Corners, such as NTEC's 7% share of capital expenditures and operating and maintenance expenses. Pinnacle West's guarantee is secured by a portion of APS's payments to be owed to NTEC under the 2016 Coal Supply Agreement.
The 2016 Coal Supply Agreement contained alternate pricing terms for the 7% interest in the event NTEC did not purchase the interest. Until the time that NTEC purchased the 7% interest, the alternate pricing provisions were applicable to 4CA as the holder of the 7% interest. These terms included a formula under which NTEC must make certain payments to 4CA for reimbursement of operations and maintenance costs and a specified rate of return, offset by revenue generated by 4CA’s power sales. Such payments are due to 4CA at the end of each calendar year. A $10 million payment was due to 4CA at December 31, 2017, which NTEC satisfied by directing to 4CA a prepayment from APS of a portion of a future mine reclamation obligation. The balance of the amount under this formula at June 30, 2018 for the calendar year 2017 is approximately $20 million, which is due to 4CA at December 31, 2018. The balance of the amount under this formula at June 30, 2018 for the calendar year 2018 (up to the date that NTEC purchased the 7% interest) is approximately $10 million, which is due to 4CA at December 31, 2019.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of June 30, 2018, standby letters of credit totaled $5 million and will expire in 2018 and 2019. As of June 30, 2018, surety bonds expiring through 2019 totaled $36 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at June 30, 2018. Since July 6, 2016, Pinnacle West has issued four parental guarantees for 4CA relating to payment obligations arising from 4CA’s acquisition of El Paso’s 7% interest in Four Corners, and pursuant to the Four Corners participation agreement payment obligations arising from 4CA’s ownership interest in Four Corners, three of which will terminate in connection with the sale of 4CA's 7% interest to NTEC. (See "Four Corners Coal Supply Agreement - 4CA Matter" above for information related to this sale.)

In connection with the sale of 4CA's 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. (See "Four Corners Coal Supply Agreement - 4CA Matter" above for information related to this guarantee.) A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee to be immaterial.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Other Income and Other Expense

The following table provides detail of Pinnacle West's Consolidated other income and other expense for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Other income:
Interest income	$2,408	$387	$4,299	$864
Debt return on Four Corners SCR deferral (Note 4)	4,188	—	6,280	—
Miscellaneous	2	97	4	100
Total other income	$6,598	$484	$10,583	$964
Other expense:
Non-operating costs	$(3,278)	$(3,401)	$(4,924)	$(5,360)
Investment losses — net	(174)	(227)	(350)	(528)
Miscellaneous	(319)	(194)	(1,726)	(1,614)
Total other expense	$(3,771)	$(3,822)	$(7,000)	$(7,502)

The following table provides detail of APS’s other income and other expense for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Other income:
Interest income	$2,046	$257	$3,724	$596
Debt return on Four Corners SCR deferral (Note 4)	4,188	—	6,280	—
Miscellaneous	1	95	3	98
Total other income	$6,235	$352	$10,007	$694
Other expense:
Non-operating costs	$(3,057)	$(3,149)	$(4,596)	$(4,899)
Miscellaneous	(315)	(152)	(1,722)	(1,530)
Total other expense	$(3,372)	$(3,301)	$(6,318)	$(6,429)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to common shareholders	$166,738	$167,443	$169,959	$190,755
Weighted average common shares outstanding — basic	112,115	111,797	112,067	111,763
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	356	548	415	507
Weighted average common shares outstanding — diluted	112,471	112,345	112,482	112,270
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$1.49	$1.50	$1.52	$1.71
Net income attributable to common shareholders — diluted	$1.48	$1.49	$1.51	$1.70

11.	Fair Value Measurements

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Tables

The following table presents the fair value at June 30, 2018 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at June 30, 2018
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$5,215	$2,071	$(3,970)	(b)	$3,316
Nuclear decommissioning trust:
Equity securities	6,041	—	—	625	(c)	6,666
U.S. commingled equity funds	—	—	—	426,574	(d)	426,574
U.S. Treasury debt	137,960	—	—	—		137,960
Corporate debt	—	107,225	—	—		107,225
Mortgage-backed debt securities	—	107,008	—	—		107,008
Municipal bonds	—	79,195	—	—		79,195
Other fixed income	—	9,015	—	—		9,015
Subtotal nuclear decommissioning trust	144,001	302,443	—	427,199		873,643

Other special use funds:
Equity securities	14,310	—	—	1,260	(c)	15,570
U.S. Treasury debt	178,160	—	—	—		178,160
Municipal bonds	—	24,810	—	—		24,810
Subtotal other special use funds (e)	192,470	24,810	—	1,260		218,540

Total Assets	$336,471	$332,468	$2,071	$424,489		$1,095,499
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(86,766)	$(11,429)	$2,752	(b)	$(95,443)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)	Primarily consists of long-dated electricity contracts.

(b)	Represents counterparty netting, margin and collateral. See Note 7.

(c)	Represents net pending securities sales and purchases.

(d)	Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

(e)
Other special use funds related to 4CA totaling approximately $2 million were reclassified to Assets Held For Sale on the Condensed Consolidated Balance Sheet. See Note 8 for discussion on the 4CA Matter.

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at June 30, 2018 and December 31, 2017:

	June 30, 2018 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$—	$1,928	Discounted cash flows	Electricity forward price (per MWh)	$20.43 - $63.14	$60.68
Option Contracts (b)	1,410	203	Option model	Electricity price volatilities	93% - 110%	101%

Natural Gas:
Forward Contracts (a)	661	9,298	Discounted cash flows	Natural gas forward price (per MMBtu)	$1.65 - $2.82	$2.32
Total	$2,071	$11,429

(a)	Includes swaps and physical and financial contracts.

(b)	Electricity price volatilities are estimated based on historical forward price movements due to lack of market quotes for implied volatilities.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$21	$15,485	Discounted cash flows	Electricity forward price (per MWh)	$18.51 - $38.75	$27.89
Natural Gas:
Forward Contracts (a)	1,015	3,807	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.33 - $3.11	$2.71
Total	$1,036	$19,292

(a)	Includes swaps and physical and financial contracts.

The following table shows the changes in fair value for our risk management activities' assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts	2018	2017	2018	2017
Net derivative balance at beginning of period	$(19,754)	$(41,685)	$(18,256)	$(47,406)
Total net gains (losses) realized/unrealized:
Included in OCI	—	(6)	—	(6)
Deferred as a regulatory asset or liability	(989)	4,252	(3,311)	(7,503)
Settlements	494	1,699	1,276	3,122
Transfers into Level 3 from Level 2	(2,534)	(4,350)	(4,979)	(4,388)
Transfers from Level 3 into Level 2	13,425	3,845	15,912	19,936
Net derivative balance at end of period	$(9,358)	$(36,245)	$(9,358)	$(36,245)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—	$—	$—

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Coal Reclamation Escrow Accounts - APS and 4CA have investments restricted for the future coal mine reclamation funding related to Four Corners. These escrow accounts are primarily invested in fixed income securities. Earnings and proceeds from sales of securities are reinvested in the escrow accounts. Because of the ability of APS to recover coal reclamation costs in rates, and in accordance with the regulatory treatment, APS has deferred realized and unrealized gains and losses (including other-than-temporary impairments) in other regulatory liabilities. Activities relating to APS coal reclamation escrow account investments are included within the other special use funds in the table below.

Active Union Employee Medical Trust - APS has investments restricted for paying active union employee medical costs. These investments were transferred from APS other postretirement benefit trust assets into the active union employee medical trust in January 2018 (see Note 7 in the 2017 Form 10-K). These investments may be used to pay active union employee medical costs incurred in the current period and in future periods. The trust fund is invested primarily in fixed income securities. In accordance with the ratemaking treatment, APS has deferred the unrealized gains and losses (including other-than-temporary impairments) in other regulatory assets. Activities relating to active union employee medical trust investments are included within the other special use funds in the table below.

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS's nuclear decommissioning trust and other special use fund assets at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$432,615	$14,109	$446,724		$254,342	$(1)
Available for sale-fixed income securities	440,403	200,997	641,400	(a)	6,896	(9,804)
Other	625	1,232	1,857	(b)	—	—
Total	$873,643	$216,338	$1,089,981		$261,238	$(9,805)

(a)	As of June 30, 2018, the amortized cost basis of these available-for-sale investments is $639 million.

(b)	Represents net pending securities sales and purchases.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$424,614	$430	$425,044		$248,623	$—
Available for sale-fixed income securities	446,277	29,439	475,716	(a)	11,537	(2,996)
Other	109	489	598	(b)	—	—
Total	$871,000	$30,358	$901,358		$260,160	$(2,996)

(a)	As of December 31, 2017, the amortized cost basis of these available-for-sale investments is $467 million.

(b)	Represents net pending securities sales and purchases.

The following table sets forth APS's realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities for the three and six months ended June 30, 2018 and June 30, 2017 (dollars in thousands):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Realized gains	$1,484	$—	$1,484	$939	$17	$956
Realized losses	(2,978)	—	(2,978)	(1,159)	(8)	(1,167)
Proceeds from the sale of securities (a)	122,790	2,426	125,216	124,238	1,572	125,810

(a)    Proceeds are reinvested in the trust or escrow accounts.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Realized gains	$2,298	$1	$2,299	$3,306	$17	$3,323
Realized losses	(5,025)	—	(5,025)	(3,612)	(9)	(3,621)
Proceeds from the sale of securities (a)	253,246	4,981	258,227	275,364	4,093	279,457

(a)    Proceeds are reinvested in the trust or escrow accounts.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The fair value of APS's fixed income securities, summarized by contractual maturities, at June 30, 2018, is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts (a)	Coal Reclamation Escrow Accounts	Active Union Medical Trust	Total
Less than one year	$18,415	$—	$30,441	$48,856
1 year – 5 years	105,470	11,706	143,197	260,373
5 years – 10 years	127,599	2,715	—	130,314
Greater than 10 years	188,919	12,938	—	201,857
Total	$440,403	$27,359	$173,638	$641,400

(a)	Includes certain fixed income investments that are not due at a single maturity date. These investments have been allocated within the table based on the final payment date of the instrument.
4CA

The fair value of 4CA coal reclamation escrow account investments were $2 million as of June 30, 2018 and $2 million as of December 31, 2017. The unrealized gains and losses, and realized activities for these investments were immaterial. In June 2018, the 4CA escrow account balance was moved from Other Special Use funds to Assets Held For Sale on the Condensed Consolidated Balance Sheet. See Note 8 for more information on the 4CA Matter.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ASU 2017-05, Other Income: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, a new accounting standard was issued that intended to clarify the scope of accounting guidance pertaining to gains and losses from the derecognition of nonfinancial assets, and to add guidance for partial sales of nonfinancial assets. The new standard was effective for us, and was adopted on January 1, 2018, using a modified retrospective transition approach. This standard did not have a significant impact on our financial statements on the date of adoption.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, a new accounting standard was issued that modifies how plan sponsors present net periodic pension cost and net periodic postretirement benefit cost (net benefit costs). The presentation changes require net benefit costs to be disaggregated on the income statement by the various components that comprise these costs. Specifically, only the service cost component is eligible for presentation as an operating income item, and all other cost components are now presented as non-operating items. This presentation change must be applied retrospectively. Furthermore, the new standard only allows the service cost component to be eligible for capitalization. The change in capitalization requirements must be applied prospectively. The new guidance was effective for us on January 1, 2018.

We adopted this new accounting standard on January 1, 2018. As a result of adopting this standard we have presented the non-service cost components of net benefits costs in other income instead of operating income. Prior year non-service costs components have also been reclassified to conform to this new presentation. We elected to apply the practical expedient guidance. As such, prior period costs have been estimated based on amounts previously disclosed in our pension and other postretirement benefit plan notes. The changes impacting capitalization have been adopted prospectively. As such, upon adoption, we are no longer capitalizing a portion of the non-service cost components of net benefit costs.

In 2018, because the non-service cost components are a reduction to total benefit costs, we estimate this change will result in the capitalization of an additional $15 million of net benefit costs, with a corresponding increase to pretax income for the year. For the three and six months ended June 30, 2018, this change increased pre-tax income by approximately $3 million and $7 million, respectively. See Note 5.

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

We early adopted this guidance in the quarter ended March 31, 2018, and we have elected to reclassify the income tax effects of the Tax Cuts and Jobs Act related to other comprehensive income activities to retained earnings. As of June 30, 2018, on a consolidated basis our accumulated other comprehensive income decreased $9 million, and APS’s accumulated other comprehensive income decreased $5 million, as a result of adopting this guidance. Amounts were reclassified from accumulated other comprehensive income to retained earnings, and related to tax rate changes. The adoption of this guidance did not impact our income from continuing operations. See Note 15.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Standards Pending Adoption

ASU 2016-02, Leases

In February 2016, a new lease accounting standard was issued. This new standard supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new standard will require a lessee to reflect most operating lease arrangements on the balance sheet by recording a right-of-use asset and a lease liability that will initially be measured at the present value of lease payments. Among other changes, the new standard also modifies the definition of a lease, and requires expanded lease disclosures. Since the issuance of the new lease standard, additional lease related guidance has been issued relating to land easements and how entities may elect to account for these arrangements at transition, among other items. The new lease standard and related amendments will be effective for us on January 1, 2019, with early application permitted. The standard must be adopted using a modified retrospective approach with a cumulative-effect adjustment to the opening balance of retained earnings determined at either the date of adoption, or the earliest period presented in the financial statements. The standard includes various optional practical expedients provided to facilitate transition.

We plan on adopting this standard, and related amendments, on January 1, 2019, and are evaluating the transition method and practical expedients we may elect. Our evaluation of this new accounting standard and the impacts it will have on our financial statements is on-going. We expect the adoption of the new standard will result in the recognition of certain operating lease arrangements on our Consolidated Balance Sheets. We are currently evaluating the significance of the expected balance sheet impacts, and the impacts, if any, the lease guidance will have on our other financial statements. Our evaluation includes assessing leasing activities, implementing new processes and procedures, and preparing the expanded lease disclosures.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.     Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Three Months Ended June 30
Balance March 31, 2018	$(49,494)		$(2,847)		$(52,341)
OCI (loss) before reclassifications	(5,928)		—		(5,928)
Amounts reclassified from accumulated other comprehensive loss	1,189	(a)	456	(b)	1,645
Balance June 30, 2018	$(54,233)		$(2,391)		$(56,624)

Balance March 31, 2017	$(38,548)		$(4,315)		$(42,863)
OCI (loss) before reclassifications	(2,157)		7		(2,150)
Amounts reclassified from accumulated other comprehensive loss	823	(a)	564	(b)	1,387
Balance June 30, 2017	$(39,882)		$(3,744)		$(43,626)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Six Months Ended June 30
Balance December 31, 2017	$(42,440)		$(2,562)		$(45,002)
OCI (loss) before reclassifications	(5,928)		(96)		(6,024)
Amounts reclassified from accumulated other comprehensive loss	2,089	(a)	865	(b)	2,954
Reclassification of income tax effect related to tax reform	(7,954)		(598)		(8,552)
Balance June 30, 2018	$(54,233)		$(2,391)		$(56,624)

Balance December 31, 2016	$(39,070)		$(4,752)		$(43,822)
OCI (loss) before reclassifications	(2,157)		(763)		(2,920)
Amounts reclassified from accumulated other comprehensive loss	1,345	(a)	1,771	(b)	3,116
Balance June 30, 2017	$(39,882)		$(3,744)		$(43,626)

(a)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 5.

(b)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in APS's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Three Months Ended June 30
Balance March 31, 2018	$(28,004)		$(2,847)		$(30,851)
OCI (loss) before reclassifications	(5,790)		—		(5,790)
Amounts reclassified from accumulated other comprehensive loss	1,026	(a)	456	(b)	1,482
Balance June 30, 2018	$(32,768)		$(2,391)		$(35,159)

Balance March 31, 2017	$(20,060)		$(4,315)		$(24,375)
OCI (loss) before reclassifications	(2,121)		7		(2,114)
Amounts reclassified from accumulated other comprehensive loss	813	(a)	564	(b)	1,377
Balance June 30, 2017	$(21,368)		$(3,744)		$(25,112)

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Six Months Ended June 30
Balance December 31, 2017	$(24,421)		$(2,562)		$(26,983)
OCI (loss) before reclassifications	(5,790)		(96)		(5,886)
Amounts reclassified from accumulated other comprehensive loss	1,883	(a)	865	(b)	2,748
Reclassification of income tax effect related to tax reform	(4,440)		(598)		(5,038)
Balance June 30, 2018	$(32,768)		$(2,391)		$(35,159)

Balance December 31, 2016	$(20,671)		$(4,752)		$(25,423)
OCI (loss) before reclassifications	(2,121)		(763)		(2,884)
Amounts reclassified from accumulated other comprehensive loss	1,424	(a)	1,771	(b)	3,195
Balance June 30, 2017	$(21,368)		$(3,744)		$(25,112)

(a)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 5.

(b)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15 .	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. This legislation made significant changes to the federal income tax laws, including a reduction in the corporate tax rate to 21% effective January 1, 2018. As a result of this rate reduction, the Company recognized a $1.14 billion reduction in its net deferred income tax liabilities as of December 31, 2017.

In accordance with accounting for regulated companies, the effect of this rate reduction is substantially offset by a net regulatory liability. As of December 31, 2017, to reflect the $1.14 billion reduction in its net deferred income tax liabilities caused by the rate reduction, APS has recorded a net regulatory liability of $1.52 billion and a new $377 million net deferred tax asset. The Company will amortize the net regulatory liability in accordance with applicable federal income tax laws, which require the amortization of a majority of the balance over the remaining regulatory life of the related property. As a result of the modifications made to the annual transmission formula rate during the second quarter, the Company has recorded amortization of FERC jurisdictional net excess deferred tax liabilities, retroactive to January 1, 2018. See Note 4 for more details. The Company continues to work with the ACC on a plan to amortize the remaining net excess deferred tax liabilities subject to its jurisdiction.

Several sections of the Tax Cuts and Jobs Act contain technical ambiguities. Management has recognized tax positions which it believes are more likely than not to be sustained upon examination based upon its interpretation of this legislation. Clarifying guidance may be issued through additional legislation, Treasury regulations, or other technical guidance, prior to the Company filing its federal tax return for the year ended December 31, 2017, which may impact the income tax effects of the Act as recorded by the Company. As of June 30, 2018, the Company does not have a reasonable estimate of what the income tax effects of such clarifying guidance may be.

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

Areas of Business Focus

Operational Performance, Reliability and Recent Developments.

Nuclear. APS operates and is a joint owner of Palo Verde.  Palo Verde experienced strong performance throughout the first half of 2018.  The April 2018 scheduled refueling outage was completed in 28 days, 13 hours, the shortest duration refueling outage in Palo Verde history.

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
NTEC had the option to purchase the 7% interest within a certain timeframe pursuant to an option granted to NTEC. On December 29, 2015, NTEC provided notice of its intent to exercise the option. The purchase did not occur during the originally contemplated timeframe. Concurrent with the settlement of the 2016 Coal Supply Agreement matter described in Note 8, NTEC and 4CA agreed to allow for the purchase by NTEC of the 7% interest, consistent with the option. On June 29, 2018, 4CA and NTEC entered into an asset purchase agreement providing for the sale to NTEC of 4CA's 7% interest in Four Corners. Completion of the sale was subject to the receipt of approval by FERC, which was received on July 2, 2018, and the sale transaction closed on July 3, 2018. NTEC purchased the 7% interest at 4CA’s book value, approximately $70 million, and will pay 4CA the purchase price over a period of four years pursuant to a secured interest-bearing promissory note. The related assets and liabilities are reported as held for sale on Pinnacle West's balance sheet at June 30, 2018. In connection with the sale, Pinnacle West guaranteed certain obligations that NTEC will have to the other owners of Four Corners, such as NTEC's 7% share of capital expenditures and operating and maintenance expenses. Pinnacle West's guarantee is secured by a portion of APS's payments to be owed to NTEC under the 2016 Coal Supply Agreement.

The 2016 Coal Supply Agreement contained alternate pricing terms for the 7% interest in the event NTEC did not purchase the interest. Until the time that NTEC purchased the 7% interest, the alternate pricing provisions were applicable to 4CA as the holder of the 7% interest. These terms included a formula under which NTEC must make certain payments to 4CA for reimbursement of operations and maintenance costs and a specified rate of return, offset by revenue generated by 4CA’s power sales. Such payments are due to 4CA at the end of each calendar year. A $10 million payment was due to 4CA at December 31, 2017, which NTEC satisfied by directing to 4CA a prepayment from APS of a portion of a future mine reclamation obligation. The balance of the amount under this formula at June 30, 2018 for the calendar year 2017 is approximately $20 million, which is due to 4CA at December 31, 2018. The balance of the amount under this formula at June 30, 2018 for the calendar year 2018 (up to the date that NTEC purchased the 7% interest) is approximately $10 million, which is due to 4CA at December 31, 2019.

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

Wastewater Permit. On July 16, 2018, several environmental groups filed a petition for review before the EPA EAB concerning the NPDES wastewater discharge permit for Four Corners, which was reissued on June 12, 2018.  The environmental groups allege that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning EPA’s 2015 revised effluent limitation guidelines for steam-electric EGUs, 2014 existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities.  These groups are seeking to have the permit remanded back to EPA for revision to address these allegations.  At this time, we cannot predict whether this EAB permit appeal will be successful, and if so whether the results of those proceedings will have a material impact on our financial position, results of operations or cash flows.

Navajo Plant

The co-owners of the Navajo Plant and the Navajo Nation agreed that the Navajo Plant will remain in operation until December 2019 under the existing plant lease. The co-owners and the Navajo Nation executed a lease extension on November 29, 2017 that will allow for decommissioning activities to begin after the plant ceases operations in December 2019. Various stakeholders including regulators, tribal representatives, the plant's coal supplier and the DOI have been meeting to determine if an alternate solution can be reached that would permit continued operation of the plant beyond 2019. Although we cannot predict whether any alternate plans will be found that would be acceptable to all of the stakeholders and feasible to implement, we believe it is probable that the current owners of the Navajo Plant will cease operations in December 2019.

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

On October 17, 2017, Warren Woodward (an intervener in APS's general retail rate case) filed a Notice of Appeal in the Arizona Court of Appeals, Division One. The notice raises a single issue related to the application of certain rate schedules to new APS residential customers after May 1, 2018. Mr. Woodward filed a second notice of appeal on November 13, 2017 challenging APS’s $5 per month automated metering infrastructure opt-out program. Mr. Woodward’s two appeals have been consolidated, and APS requested and was granted intervention. Mr. Woodward filed his opening brief on March 28, 2018.  The ACC and APS filed responsive briefs on June 21, 2018. APS cannot predict the outcome of this consolidated appeal but does not believe it will have a material impact on our financial position, results of operations or cash flows.

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

SCR Cost Recovery. On December 29, 2017, in accordance with the 2017 Rate Case Decision, APS filed a Notice of Intent to file its SCR Rate Rider to permit recovery of costs associated with the installation of SCR equipment at Four Corners Units 4 and 5.  APS filed the SCR Rate Rider in April 2018. Consistent with the 2017 Rate Case Decision, the rate rider filing was narrow in scope and addressed only costs associated with this specific environmental compliance equipment. Also, as provided for in the 2017 Rate Case Decision, APS requested that the rate rider become effective no later than January 1, 2019. The hearing for this matter is scheduled for September 2018.

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

On November 20, 2017, APS filed an updated 2018 RES budget to include budget adjustments for APS Solar Communities (formerly known as AZ Sun II), which was approved as part of the 2017 Rate Case Decision. APS Solar Communities is a three-year program requiring APS to spend $10 million - $15 million in capital costs each year to install utility-owned DG systems for low to moderate income residential homes, buildings of non-profit entities, Title I schools and rural government facilities. The 2017 Rate Case Decision provided that all operations and maintenance expenses, property taxes, marketing and advertising expenses, and the capital carrying costs for this program will be recovered through the RES. On June 12, 2018, the ACC approved the 2018 RES Implementation Plan.

On June 29, 2018, APS filed its 2019 RES Implementation Plan and proposed a budget of approximately $89.9 million.  APS’s budget request supports existing approved projects and commitments and includes the anticipated transfer of specific revenue requirements into base rates in accordance with the 2017 Settlement Agreement and also requests a permanent waiver of the residential distributed energy requirement for 2019 contained in the RES rules.

In September 2016, the ACC initiated a proceeding which will examine the possible modernization and expansion of the RES. On January 30, 2018, ACC Commissioner Tobin proposed a plan in this proceeding which would broaden the RES to include a series of energy policies tied to clean energy sources (the "Energy Modernization Plan"). The Energy Modernization Plan includes replacing the current RES standard with a new standard called the Clean Resource Energy Standard and Tariff ("CREST"), which incorporates the proposals in the Energy Modernization Plan.  A set of draft CREST rules for the ACC’s consideration was issued by Commissioner Tobin’s office on July 5, 2018. See Note 4 for more information on the RES and the Energy Modernization Plan.

The following table summarizes renewable energy sources in APS's renewable portfolio that are in operation and under development as of June 30, 2018.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar (a)	239	—
Purchased Power Agreements:
Solar	310	50
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	6	—
Total Purchased Power Agreements	629	50
Total Distributed Energy: Solar (b)	790	46 (c)
Total Renewable Portfolio	1,658	96

(a)         Included in the 239 MW number is 170 MW of solar resources procured through APS's AZ Sun Program.
(b)          Includes rooftop solar facilities owned by third parties. Distributed generation is produced in DC and is converted to AC for reporting purposes.

(c)	Applications received by APS that are not yet installed and online.

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

On September 1, 2017, APS filed its 2018 DSM Implementation Plan, which proposes modifications to the demand side management portfolio to better meet system and customer needs by focusing on peak demand reductions, storage, load shifting and demand response programs in addition to traditional energy savings measures. The 2018 DSM Implementation Plan seeks a reduced requested budget of $52.6 million and requests a waiver of the Electric Energy Efficiency Standard for 2018. On November 14, 2017, APS filed an amended 2018 DSM Implementation Plan, which revised the allocations between budget items to address customer participation levels, but kept the overall budget at $52.6 million. The ACC has not yet ruled on the APS 2018 amended DSM Plan. See Note 4 for more information on demand side management.

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

The second step will address the amortization of excess deferred taxes previously collected from customers. APS is analyzing the final impact of the Tax Act provisions related to deferred taxes and intends to make a second TEAM filing later in August 2018.
The TEAM expressly applies to APS's retail rates with the exception noted above. As discussed in Note 4, FERC issued an order on May 22, 2018 authorizing APS to provide for the cost reductions resulting from the income tax changes in its wholesale transmission rates.

See Note 4 for additional details.

Net Metering.      In 2015, the ACC voted to conduct a generic evidentiary hearing on the value and cost of DG to gather information that will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A hearing was held in April 2016. On October 7, 2016, an Administrative Law Judge issued a recommendation in the docket concerning the value and cost of DG solar installations. On December 20, 2016, the ACC completed its open meeting to consider the recommended opinion and order by the Administrative Law Judge. After making several amendments, the ACC approved the recommended opinion and order by a 4-1 vote. As a result of the ACC’s action, effective as of APS’s 2017 Rate Case Decision, the net metering tariff that governs payments for energy exported to the grid from residential rooftop solar systems was replaced by a more formula-driven approach that utilizes inputs from historical wholesale solar power until an avoided cost methodology is developed by the ACC.

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

In accordance with the 2017 Rate Case Decision, APS filed its request for a second-year export energy price of 11.6 cents per kWh on May 1, 2018.  This price reflects the 10% annual reduction discussed above. APS has requested that the new tariff become effective on September 1, 2018.

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

On August 4, 2017, Commissioner Burns amended his complaint to add all of the ACC Commissioners and the ACC itself as defendants. All defendants moved to dismiss the amended complaint. On February 15, 2018, the Superior Court dismissed Commissioner Burns’ amended complaint. On March 6, 2018, Burns filed an objection to the proposed final order from the Superior Court and a motion to further amend his complaint. The Superior Court permitted Commissioner Burns to amend his complaint to add a claim regarding his attempted investigation into whether his fellow commissioners should have been disqualified from voting on APS’s 2017 rate case. Commissioner Burns has now served his second amended complaint, and responsive filings were due on June 25. All defendants filed responses opposing the second amended complaint and requested that it be dismissed. APS and Pinnacle West cannot predict the outcome of this matter.

Renewable Energy Ballot Initiative. On February 20, 2018, a renewable energy advocacy organization filed with the Arizona Secretary of State a ballot initiative for an Arizona constitutional amendment requiring Arizona public service corporations to procure 50% of their energy supply from renewable sources by 2030. For purposes of the proposed amendment, eligible renewable sources would not include nuclear generating facilities. The stated goal of the Clean Energy for a Healthy Arizona coalition ("Clean Energy") is to complete the necessary steps to allow the initiative to be placed on the November 2018 Arizona elections ballot. The coalition was required to present over 225,000 verifiable signatures to the Secretary of State by July 5, 2018 to meet that goal. On July 5, 2018, Clean Energy filed over 480,000 signatures with the Secretary of State. These signatures are being verified. A lawsuit was filed on July 19, 2018 challenging the validity of Clean Energy’s July 5th submission to the Secretary of State, asserting that a majority of the signatures submitted were forged, collected from unregistered voters, and collected by unauthorized petitioners, among other items. We anticipate that the lawsuit and related legal proceedings will be fully resolved by late August or early September in time for ballots to be printed.

APS opposes the initiative. APS believes the initiative is irresponsible and would result in negative impacts to Arizona utility customers, the Arizona economy and APS. We estimate that the initiative would require APS to add over 5,500 MW of new resources above and beyond our 2017 Integrated Resource Plan estimates by 2030. This would equate to over $10 billion in incremental capital investment by 2030. Further, APS would seek to recover costs associated with the forced early retirement of any existing facilities. At the time of a possible early retirement, the remaining book value and other certain costs associated with early shut down for Palo Verde and Four Corners could be $1.9 billion and $1.3 billion respectively. While we expect the initiative would significantly increase our rate base estimates, customer bills in 2030 would likely be double current bills.

In March 2018, Arizona passed a law limiting penalties associated with violating this proposed constitutional amendment to no more than $5,000 per violation. As with any legislation, an interested party could challenge the validity of this law. APS cannot predict the outcome of this matter.

Energy Modernization Plan. On January 30, 2018, ACC Commissioner Tobin proposed the Energy Modernization Plan, which consists of a series of energy policies tied to clean energy sources such as energy storage, biomass, energy efficiency, electric vehicles, and expanded energy planning through the integrated resource plans ("IRP") process. The Energy Modernization Plan includes replacing the current RES standard with a new standard called the CREST, which incorporates the proposals in the Energy Modernization Plan. The ACC has not yet initiated any formal proceedings with respect to Commissioner Tobin’s proposal; however, on February 22, 2018, the ACC Staff filed a Notice of Inquiry to further examine the matter. As a part of this proposal, the ACC voted in March 2018 to direct utilities to develop a comprehensive biomass generation plan to be included in each utility’s RES Implementation Plan. On July 5, 2018, Commissioner Tobin’s office issued a set of draft CREST rules for the ACC’s consideration.  APS cannot predict the outcome of this matter.
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

Actual and Projected Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.6% for the six-month period ended June 30, 2018 compared with the prior-year period.  For the three years 2015 through 2017, APS’s customer growth averaged 1.5% per year. We currently project annual customer growth to be 1.5 - 2.5% for 2018 and to average in the range of 2 - 3% for 2018 through 2020 based on our assessment of modestly improving economic conditions in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, decreased 0.7% for the six-month period ended June 30, 2018 compared with the prior-year period. Improving economic conditions and customer growth were more than offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives.  For the three years 2015 through 2017, APS experienced annual increases in retail electricity sales averaging 0.2%, adjusted to exclude the effects of weather variations.  We currently project that annual retail electricity sales in kWh will increase in the range of 0 - 1% for 2018 and increase on average in the range of 0.5 - 1.5% during 2018 through 2020, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A slower recovery of the Arizona economy or acceleration of the expected effects of customer conservation, energy efficiency or distributed renewable generation initiatives could further impact these estimates.

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

Operating Results — Three-month period ended June 30, 2018 compared with three-month period ended June 30, 2017.

Our consolidated net income attributable to common shareholders for the three months ended June 30, 2018 was $167 million, compared with consolidated net income attributable to common shareholders of $167 million for the prior-year period.  The results reflect a decrease of approximately $2 million for the regulated electricity segment primarily due to higher operations and maintenance primarily due to higher planned outage costs, and higher depreciation and amortization primarily due to increased depreciation rates. These decreases were partially offset by higher revenue resulting from the retail regulatory settlement effective August 19, 2017.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended June 30,
	2018	2017	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$701	$683	$18
Operations and maintenance	(263)	(218)	(45)
Depreciation and amortization	(145)	(125)	(20)
Taxes other than income taxes	(53)	(44)	(9)
Pension and other postretirement non-service credits - net	12	7	5
All other income and expenses, net	16	6	10
Interest charges, net of allowance for borrowed funds used during construction	(54)	(50)	(4)
Income taxes	(45)	(88)	43
Less income related to noncontrolling interests (Note 6)	(5)	(5)	—
Regulated electricity segment income	164	166	(2)
All other	3	1	2
Net Income Attributable to Common Shareholders	$167	$167	$—

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $18 million higher for the three months ended June 30, 2018 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Impacts of retail regulatory settlement effective August 19, 2017	$43	$—	$43
Higher renewable energy regulatory surcharges and lower purchased power, partially offset in operations and maintenance costs	6	(4)	10
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	26	21	5
Higher transmission revenues (Note 4)	4	—	4
Refunds due to lower Federal corporate income tax rate (Note 4)	(30)	—	(30)
Effects of weather	(15)	(3)	(12)
Lower retail revenue due to the impacts of energy efficiency and distributed generation partially offset by higher customer growth	(6)	(2)	(4)
Miscellaneous items, net	(1)	(3)	2
Total	$27	$9	$18

Operations and maintenance.  Operations and maintenance expenses increased $45 million for the three months ended June 30, 2018 compared with the prior-year period primarily because of:

•	An increase of $15 million in fossil generation costs primarily due to higher planned outage and operating costs;

•	An increase of $13 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•	An increase of $9 million related to public outreach primarily associated with the ballot initiative (see Note 4);

•	An increase of $6 million in transmission, distribution, and customer service costs primarily due to maintenance costs;

•	An increase of $3 million for costs related to information technology;

•	A decrease of $5 million related to the absence of the Navajo Plant capital projects canceled in 2017 due to expected plant retirement, which were deferred for regulatory recovery in depreciation; and

•	An increase of $4 million related to miscellaneous other factors.

Depreciation and amortization.  Depreciation and amortization expenses were $20 million higher for the three months ended June 30, 2018 compared with the prior-year period primarily related to increased depreciation and amortization rates, increased plant in service and the absence of the regulatory deferral of the canceled capital projects in 2017 associated with the expected Navajo Plant retirement of $5 million.

Taxes other than income taxes.  Taxes other than income taxes were $9 million higher for the three months ended June 30, 2018 compared with the prior-year period primarily due to higher property values and the amortization of our property tax deferral regulatory asset.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $5 million higher for the three months ended June 30, 2018 compared to the prior-year period primarily due to higher market returns and the adoption of new pension and other postretirement accounting guidance in 2018 (see Notes 5 and 13).

All other income and expenses, net.  All other income and expenses, net were $10 million higher for the three months ended June 30, 2018 compared with the prior-year period primarily due to the debt return on the Four Corners SCR deferrals (Note 4) and increased allowance for equity funds used during construction.

Income taxes.  Income taxes were $43 million lower for the three months ended June 30, 2018 compared with the prior-year period primarily due to the effects of the federal tax reform and lower pretax income in the current year period.

Operating Results — Six-month period ended June 30, 2018 compared with six-month period ended June 30, 2017.

Our consolidated net income attributable to common shareholders for the six months ended June 30, 2018 was $170 million, compared with consolidated net income attributable to common shareholders of $191 million for the prior-year period.  The results reflect a decrease of approximately $19 million for the regulated electricity segment primarily due to higher operations and maintenance primarily due to higher planned outage costs, the effects of weather and higher depreciation and amortization primarily due to increased depreciation rates. These decreases were partially offset by higher revenue resulting from the retail regulatory settlement effective August 19, 2017 and higher transmission revenues.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Six Months Ended June 30,
	2018	2017	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$1,190	$1,142	$48
Operations and maintenance	(524)	(441)	(83)
Depreciation and amortization	(289)	(253)	(36)
Taxes other than income taxes	(106)	(88)	(18)
Pension and other postretirement non-service credits - net	25	13	12
All other income and expenses, net	33	14	19
Interest charges, net of allowance for borrowed funds used during construction	(107)	(97)	(10)
Income taxes	(43)	(92)	49
Less income related to noncontrolling interests (Note 6)	(10)	(10)	—
Regulated electricity segment income	169	188	(19)
All other	1	3	(2)
Net Income Attributable to Common Shareholders	$170	$191	$(21)

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $48 million higher for the six months ended June 30, 2018 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Impacts of retail regulatory settlement effective August 19, 2017	$74	$—	$74
Higher transmission revenues (Note 4)	19	—	19
Higher renewable energy regulatory surcharges and lower purchased power, partially offset in operations and maintenance costs	12	(7)	19
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	29	21	8
Higher retail sales due to customer growth and changes in customer usage patterns and related pricing partially offset by the impacts of energy efficiency and distributed generation	4	(3)	7
Refunds due to lower Federal corporate income tax rate (Note 4)	(61)	—	(61)
Effects of weather	(36)	(10)	(26)
Miscellaneous items, net	2	(6)	8
Total	$43	$(5)	$48

Operations and maintenance.  Operations and maintenance expenses increased $83 million for the six months ended June 30, 2018 compared with the prior-year period primarily because of:

•	An increase of $29 million in fossil generation costs primarily due to higher planned outage and operating costs;

•	An increase of $26 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•	An increase of $11 million related to public outreach primarily associated with the ballot initiative (see Note 4);

•	An increase of $11 million in transmission, distribution, and customer service costs primarily due to maintenance costs;

•	An increase of $6 million for costs related to information technology;

•	A decrease of $5 million related to the absence of the Navajo Plant capital projects canceled in 2017 due to expected plant retirement, which were deferred for regulatory recovery in depreciation; and

•	An increase of $5 million related to miscellaneous other factors.

Depreciation and amortization.  Depreciation and amortization expenses were $36 million higher for the six months ended June 30, 2018 compared with the prior-year period primarily related to increased depreciation and amortization rates, increased plant in service and the absence of the regulatory deferral of the canceled capital projects in 2017 associated with the expected Navajo Plant retirement of $5 million.

Taxes other than income taxes.  Taxes other than income taxes were $18 million higher for the six months ended June 30, 2018 compared with the prior-year period primarily due to higher property values and the amortization of our property tax deferral regulatory asset.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $12 million higher for the six months ended June 30, 2018 compared to the prior-year period primarily due to higher market returns and the adoption of new pension and other postretirement accounting guidance in 2018 (see Notes 5 and 13).

All other income and expenses, net.  All other income and expenses, net were $19 million higher for the six months ended June 30, 2018 compared with the prior-year period primarily due to increased allowance for equity funds used during construction and the debt return on the Four Corners SCR deferrals (Note 4).

Interest charges, net of allowance for borrowed fund used during construction. Interest charges, net of allowance for borrowed fund used during construction were $10 million higher for the six months ended June 30, 2018 compared with the prior-year period primarily due to higher debt balances in the current period.

Income taxes.  Income taxes were $49 million lower for the six months ended June 30, 2018 compared with the prior-year period primarily due to the effects of the federal tax reform and the effects of lower pretax income in the current year period.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At June 30, 2018, APS’s common equity ratio, as defined, was 53%.  Its total shareholder equity was approximately $5.3 billion, and total capitalization was approximately $10.0 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $4.0 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted.  As a result of this legislation, bonus depreciation is no longer available for regulated public utility company property acquired, or that commenced construction, after September 27, 2017. The final legislative language contains a transition rule for property which was acquired, or under construction, prior to September 28, 2017 which would allow at least some part of APS’s capital projects under construction at that time to continue to qualify for bonus depreciation under pre-Act rules. However, because of current ambiguities regarding the scope of this transition rule, it is unclear how much of APS’s capital projects which were under construction prior to September 28, 2017, will qualify. The Company currently believes the continued availability of bonus depreciation for property under construction prior to September 28, 2017 will generate at least $60 million - $75 million of cash tax benefits over the next two years. These benefits may be higher if the current ambiguities in the legislative language are clarified in a manner which allows additional expenditures incurred after September 27, 2017, related to ongoing capital projects under construction as of that date, to qualify for bonus depreciation.  The cash generated by bonus depreciation is an acceleration of the tax benefits that APS would have otherwise received over 20 years and reduces rate base for ratemaking purposes. At Pinnacle West Consolidated, when coupled with a lower 21 percent corporate tax rate, the continued availability of bonus depreciation to this transition period property is expected to delay full cash realization of approximately $57 million of currently unrealized Investment Tax Credits and other tax credits until 2019. These unrealized tax credits are recorded as a deferred tax asset on the Condensed Consolidated Balance Sheet as of June 30, 2018.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the six months ended June 30, 2018 and 2017 (dollars in millions):

Pinnacle West Consolidated

	Six Months Ended June 30,		Net
	2018	2017	Change
Net cash flow provided by operating activities	$396	$290	$106
Net cash flow used for investing activities	(679)	(688)	9
Net cash flow provided by financing activities	273	394	(121)
Net increase (decrease) in cash and cash equivalents	$(10)	$(4)	$(6)

Arizona Public Service Company

	Six Months Ended June 30,		Net
	2018	2017	Change
Net cash flow provided by operating activities	$406	$326	$80
Net cash flow used for investing activities	(667)	(674)	7
Net cash flow provided by financing activities	251	344	(93)
Net increase (decrease) in cash and cash equivalents	$(10)	$(4)	$(6)

Operating Cash Flows

Six-month period ended June 30, 2018 compared with six-month period ended June 30, 2017.  Pinnacle West’s consolidated net cash provided by operating activities was $396 million in 2018 and $290 million in 2017. The increase of $106 million in net cash provided is primarily due to higher cash receipts from operating activities and lower payments for operations and maintenance, partially offset by higher other cash payments. The difference between APS and Pinnacle West's net cash provided by operating activities primarily relates to Pinnacle West cash payments for 4CA operating costs and differences in other operating cash payments.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 117% funded as of January 1, 2018 and 115% as of January 1, 2017.  Under GAAP, the qualified pension plan was 95% funded as of January 1, 2018 and 88% funded as of January 1, 2017. See Note 5 for additional details. The assets in the plan are primarily comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have made voluntary contributions of $50 million to our pension plan year-to-date in 2018. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $250 million during the 2018-2020 period. We do not expect to make any contributions over the next three years to our other postretirement benefit plans. Year to date in 2018, the Company was reimbursed $48 million for prior years retiree medical claims from the other postretirement benefit plan trust assets.

Investing Cash Flows

Six-month period ended June 30, 2018 compared with six-month period ended June 30, 2017.  Pinnacle West’s consolidated net cash used for investing activities was $679 million in 2018, compared to $688 million in 2017, a decrease of $9 million in net cash used primarily related to decreased capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2018	2019	2020
APS
Generation:
Nuclear Fuel	$72	$64	$64
Renewables	12	16	17
Environmental	83	22	36
New Gas Generation	120	10	—
Other Generation	214	204	171
Distribution	450	519	630
Transmission	148	203	176
Other (a)	82	115	117
Total APS	$1,181	$1,153	$1,211

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

On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. 4CA purchased the 7% interest from El Paso on July 6, 2016. NTEC purchased the 7% interest from 4CA on July 3, 2018. (See "Areas of Business Focus - Coal and Related Environmental Matters and Transactions - Four Corners" above for a discussion of the NTEC purchase.) The table above does not include capital expenditures related to the 7% interest in Four Corners Units 4 and 5 of approximately $15 million in 2018, $6 million in 2019 and $7 million in 2020, which were assumed by NTEC through its purchase of the 7% interest.

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

Financing Cash Flows and Liquidity

Six-month period ended June 30, 2018 compared with six-month period ended June 30, 2017.  Pinnacle West’s consolidated net cash provided by financing activities was $273 million in 2018, compared to $394 million of net cash provided in 2017, a decrease of $121 million in net cash provided.  The decrease in net cash provided by financing activities includes $252 million lower issuances of long-term debt and higher long-term debt repayments of $82 million through June 30, 2018, which are partially offset by $216 million of higher net short-term borrowings. The difference between APS and Pinnacle West's net cash provided by financing activities primarily relates to short-term borrowings and repayments at Pinnacle West on behalf of 4CA.

Significant Financing Activities.  On June 20, 2018, the Pinnacle West Board of Directors declared a dividend of $0.695 per share of common stock, payable on September 4, 2018 to shareholders of record on August 1, 2018.

On May 30, 2018, APS purchased all $32 million of Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series C, due 2029. These bonds were classified as current maturities of long-term debt on our Consolidated Balance Sheets at December 31, 2017.

On June 26, 2018, APS repaid at maturity APS’s $50 million term loan facility.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

On July 12, 2018, Pinnacle West replaced its $200 million revolving credit facility that would have matured in May 2021, with a new $200 million facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. At June 30, 2018, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $30 million of commercial paper borrowings.

On June 28, 2018, Pinnacle West refinanced its 364-day $125 million unsecured revolving credit facility that would have matured on July 30, 2018 with a new 364-day $150 million credit facility that matures June 27, 2019.  Borrowings under the facility bear interest at LIBOR plus 0.70% per annum. At June 30, 2018, Pinnacle West had $86 million outstanding under the facility.

On July 12, 2018, APS replaced its $500 million revolving credit facility that would have matured in May 2021, with a new $500 million facility that matures in July 2023.

At June 30, 2018, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and the above-mentioned $500 million facility. APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At June 30, 2018, APS had $500 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

 See "Financial Assurances" in Note 8 for a discussion of APS’s separate outstanding letters of credit and surety bonds.

Other Financing Matters. See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At June 30, 2018, the ratio was approximately 52% for Pinnacle West and 49% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

Neither Pinnacle West’s nor APS’s financing agreements contain "rating triggers" that would result in an acceleration of the required interest and principal payments in the event of a rating downgrade.  However, our bank credit agreements and term loan facility contain a pricing grid in which the interest rates we pay for borrowings thereunder are determined by our current credit ratings.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of July 27, 2018 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

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

Contractual Obligations

During the second quarter of 2018 our fuel and purchased power commitments decreased approximately $230 million primarily due to the amended and restated Four Corners 2016 Coal Supply Agreement. The majority of these changes relate to the years 2023 and thereafter.

Other than the items described above, there have been no material changes, as of June 30, 2018, outside the normal course of business in contractual obligations from the information provided in our 2017 Form 10-K. See Note 3 for discussion regarding changes in our long-term debt obligations.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the six months ended June 30, 2018 and 2017 (dollars in millions):

	Six Months Ended June 30,
	2018	2017
Mark-to-market of net positions at beginning of year	$(91)	$(49)
Decrease (Increase) in regulatory asset/liability	(1)	(48)
Recognized in OCI:
Mark-to-market losses realized during the period	1	1
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(91)	$(96)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at June 30, 2018 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, "Derivative Accounting" and "Fair Value Measurements," in Item 8 of our 2017 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2018	2019	2020	2021	2022	Total fair value
Observable prices provided by other external sources	$(28)	$(39)	$(9)	$(6)	$—	$(82)
Prices based on unobservable inputs	1	(3)	(4)	—	(3)	(9)
Total by maturity	$(27)	$(42)	$(13)	$(6)	$(3)	$(91)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 (dollars in millions):

	June 30, 2018		December 31, 2017
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) or OCI (a)
Electricity	$3	$(3)	$1	$(1)
Natural gas	40	(40)	45	(45)
Total	$43	$(43)	$46	$(46)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2018.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of June 30, 2018.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

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

Item 5.                OTHER INFORMATION

Environmental Matters

Ozone National Ambient Air Quality Standards. On October 1, 2015, EPA finalized revisions to the primary ground-level ozone national ambient air quality standards (“NAAQS”) at a level of 70 parts per billion (“ppb”).  With ozone standards becoming more stringent, our fossil generation units will come under increasing pressure to reduce emissions of nitrogen oxides and volatile organic compounds, and to generate emission offsets for new projects or facility expansions located in ozone nonattainment areas.  EPA was expected to designate attainment and nonattainment areas relative to the new 70 ppb standard by October 1, 2017.  While EPA took action designating attainment and unclassifiable areas on November 6, 2017, the Agency's final action designating non-attainment areas was not issued until April 30, 2018. At that time, EPA designated the geographic areas containing Yuma and Phoenix, Arizona as in non-attainment with the 2015 70 ppb ozone NAAQS. The vast majority of APS's natural gas-fired EGUs are located in these jurisdictions. Areas of Arizona and the Navajo Nation where the remainder of APS's fossil-fuel fired EGU fleet is located were designated as in attainment. We anticipate that revisions to the SIPs and FIPs implementing required controls to achieve the new 70 ppb standard will be in place between 2020 and 2021.  At this time, because proposed SIPs and FIPs implementing the revised ozone NAAQSs have yet to be released, APS is unable to predict what impact the adoption of these standards may have on the Company. APS will continue to monitor these standards as they are implemented within the jurisdictions affecting APS.

Water Supply

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

At this time, the lower court proceedings in the Gila River adjudication are in the process of determining the specific hydro-geologic testing protocols for determining which groundwater wells located outside of the subflow zone of the Gila River should be subject to the adjudication court’s jurisdiction. A hearing to determine this jurisdictional test question was held in March of 2018 in front of a special master, and a draft decision based on the evidence heard during that hearing was issued on May 17, 2018. The draft decision of the special master, which is subject to further review by the trial court judge, accepts the proposed hydro-geologic testing protocols supported by APS and other industrial users of groundwater. Upon a final decision by the trial court judge in this matter, further proceedings thereafter will be dedicated to determining the specific hydro-geologic testing protocols for subflow depletion determinations. The determinations made in this final stage of the proceedings will ultimately govern the adjudication of rights for parties, such as APS, that rely on groundwater extraction to support their industrial operations. At this time, APS cannot predict the outcome of these proceedings.

Item 6.                 EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description

10.1	Pinnacle West
364-day Credit Agreement dated as of June 28, 2018, among Pinnacle West, as Borrower, MUFG Bank, Ltd., as Agent and Issuing Bank, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Co-Syndication Agents

10.2	Pinnacle West	Purchase and Sale Agreement, dated June 29, 2018, by and between Navajo Transitional Energy Company, LLC and 4CA

10.3	Pinnacle West	Five-Year Credit Agreement dated as of July 12, 2018, among Pinnacle West, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto

10.4	Pinnacle West APS	Five-Year Credit Agreement dated as of July 12, 2018 among APS, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto

10.7.4c	Pinnacle West APS
Four Corners Project Co-Tenancy Agreement, conformed copy up through and including Amendment No. 11, dated June 30, 2018, among APS, Public Service Company of New Mexico, SRP, Tucson Electric Power Company and Navajo Transitional Energy Company, LLC

10.11.4a	Pinnacle West APS
Amendment No. 1, dated July 13, 2018, to Five-Year Credit Agreement dated as of June 29, 2017, among APS, as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, and the lenders and other parties thereto

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	August 3, 2018	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	August 3, 2018	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)