Form 10-Q
period 2018-09-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2018-11-08
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of November 1, 2018: 112,079,739
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of November 1, 2018: 71,264,947

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

OPERATING REVENUES (NOTE 2)	$1,268,034	$1,183,322	$2,934,871	$2,805,637

OPERATING EXPENSES
Fuel and purchased power	389,936	310,469	844,133	777,475
Operations and maintenance	246,545	230,839	780,624	677,895
Depreciation and amortization	145,971	133,912	436,232	387,278
Taxes other than income taxes	51,375	45,169	158,582	133,294
Other expenses	900	3,385	8,497	5,479
Total	834,727	723,774	2,228,068	1,981,421
OPERATING INCOME	433,307	459,548	706,803	824,216
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	12,259	12,728	39,411	32,666
Pension and other postretirement non-service credits - net	12,449	6,534	37,314	19,601
Other income (Note 9)	6,958	1,091	17,541	2,055
Other expense (Note 9)	(5,063)	(4,993)	(12,063)	(12,495)
Total	26,603	15,360	82,203	41,827
INTEREST EXPENSE
Interest charges	61,605	55,644	181,267	162,477
Allowance for borrowed funds used during construction	(5,913)	(6,000)	(18,959)	(15,378)
Total	55,692	49,644	162,308	147,099
INCOME BEFORE INCOME TAXES	404,218	425,264	626,698	718,944
INCOME TAXES	84,333	144,319	127,107	237,497
NET INCOME	319,885	280,945	499,591	481,447
Less: Net income attributable to noncontrolling interests (Note 6)	4,873	4,873	14,620	14,620
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$315,012	$276,072	$484,971	$466,827

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	112,148	111,835	112,094	111,787
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	112,533	112,401	112,499	112,314

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$2.81	$2.47	$4.33	$4.18
Net income attributable to common shareholders — diluted	$2.80	$2.46	$4.31	$4.16

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

NET INCOME	$319,885	$280,945	$499,591	$481,447

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax expense of $0, $5, $96 and $684 for the respective periods	—	9	(96)	(754)
Reclassification of net realized loss, net of tax benefit of $149, $438, $381 and $430 for the respective periods	451	710	1,316	2,480
Pension and other postretirement benefits activity, net of tax expense (benefit) of $361, $487, ($754) and $369 for the respective periods	1,099	790	(2,740)	(21)
Total other comprehensive income	1,550	1,509	(1,520)	1,705

COMPREHENSIVE INCOME	321,435	282,454	498,071	483,152
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,873	14,620	14,620

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$316,562	$277,581	$483,451	$468,532

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$64,991	$13,892
Customer and other receivables	370,714	305,147
Accrued unbilled revenues	196,373	112,434
Allowance for doubtful accounts	(5,215)	(2,513)
Materials and supplies (at average cost)	268,184	264,012
Fossil fuel (at average cost)	40,398	25,258
Assets from risk management activities (Note 7)	1,224	1,931
Deferred fuel and purchased power regulatory asset (Note 4)	65,726	75,637
Other regulatory assets (Note 4)	143,849	172,451
Other current assets	60,946	48,039
Total current assets	1,207,190	1,016,288
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 12)	906,687	871,000
Other special use funds (Note 12)	233,740	32,542
Other assets	106,988	52,040
Total investments and other assets	1,247,415	955,582
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	18,443,985	17,798,061
Accumulated depreciation and amortization	(6,328,751)	(6,128,535)
Net	12,115,234	11,669,526
Construction work in progress	1,200,625	1,291,498
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	106,743	109,645
Intangible assets, net of accumulated amortization	268,630	257,189
Nuclear fuel, net of accumulated amortization	134,812	117,408
Total property, plant and equipment	13,826,044	13,445,266
DEFERRED DEBITS
Regulatory assets (Note 4)	1,221,293	1,202,302
Assets for other postretirement benefits (Note 5)	29,094	268,978
Other	140,919	130,666
Total deferred debits	1,391,306	1,601,946

TOTAL ASSETS	$17,671,955	$17,019,082

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2018	December 31, 2017
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$249,059	$256,442
Accrued taxes	226,846	148,946
Accrued interest	53,021	56,397
Common dividends payable	—	77,667
Short-term borrowings (Note 3)	128,200	95,400
Current maturities of long-term debt (Note 3)	600,000	82,000
Customer deposits	89,916	70,388
Liabilities from risk management activities (Note 7)	45,504	59,252
Liabilities for asset retirements	13,000	4,745
Regulatory liabilities (Note 4)	159,788	100,086
Other current liabilities	169,454	246,529
Total current liabilities	1,734,788	1,197,852
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	4,487,364	4,789,713
DEFERRED CREDITS AND OTHER
Deferred income taxes	1,813,472	1,690,805
Regulatory liabilities (Note 4)	2,410,597	2,452,536
Liabilities for asset retirements	682,389	674,784
Liabilities for pension benefits (Note 5)	316,423	327,300
Liabilities from risk management activities (Note 7)	34,226	37,170
Customer advances	125,267	113,996
Coal mine reclamation	210,030	231,597
Deferred investment tax credit	198,178	205,575
Unrecognized tax benefits	11,896	13,115
Other	161,464	148,909
Total deferred credits and other	5,963,942	5,895,787
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 112,015,949 and 111,816,170 issued at respective dates	2,629,627	2,614,805
Treasury stock at cost; 17,368 and 64,463 shares at respective dates	(1,409)	(5,624)
Total common stock	2,628,218	2,609,181
Retained earnings	2,780,428	2,442,511
Accumulated other comprehensive loss	(55,074)	(45,002)
Total shareholders’ equity	5,353,572	5,006,690
Noncontrolling interests (Note 6)	132,289	129,040
Total equity	5,485,861	5,135,730

TOTAL LIABILITIES AND EQUITY	$17,671,955	$17,019,082
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$499,591	$481,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	489,861	445,707
Deferred fuel and purchased power	(82,486)	(43,348)
Deferred fuel and purchased power amortization	92,397	(18,153)
Allowance for equity funds used during construction	(39,411)	(32,666)
Deferred income taxes	117,571	211,249
Deferred investment tax credit	(7,397)	(4,293)
Change in derivative instruments fair value	—	(254)
Stock compensation	16,140	16,553
Changes in current assets and liabilities:
Customer and other receivables	(65,203)	(206,920)
Accrued unbilled revenues	(83,939)	(44,027)
Materials, supplies and fossil fuel	(20,591)	(1,881)
Income tax receivable	—	3,751
Other current assets	23,661	(22,043)
Accounts payable	(11,399)	(24,258)
Accrued taxes	78,624	89,827
Other current liabilities	12,852	3,936
Change in margin and collateral accounts — assets	(588)	(1,826)
Change in margin and collateral accounts — liabilities	(982)	(1,625)
Change in unrecognized tax benefits	(1,235)	5,891
Change in other long-term assets	14,708	(59,963)
Change in other long-term liabilities	(72,411)	(25,180)
Net cash flow provided by operating activities	959,763	771,924
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(898,455)	(1,027,753)
Contributions in aid of construction	22,611	24,924
Allowance for borrowed funds used during construction	(18,959)	(15,378)
Proceeds from nuclear decommissioning trust sales and other special use funds	443,215	351,860
Investment in nuclear decommissioning trust and other special use funds	(461,777)	(353,001)
Other	49	(20,291)
Net cash flow used for investing activities	(913,316)	(1,039,639)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	295,245	549,478
Short-term borrowing and payments — net	19,800	(68,800)
Short-term debt borrowings under revolving credit facility	45,000	23,000
Short-term debt repayments under revolving credit facility	(32,000)	—
Dividends paid on common stock	(228,037)	(213,927)
Repayment of long-term debt	(82,000)	—
Common stock equity issuance - net of purchases	(1,984)	(8,870)
Distributions to noncontrolling interests	(11,372)	(11,372)
Other	—	(1)
Net cash flow provided by financing activities	4,652	269,508

NET INCREASE IN CASH AND CASH EQUIVALENTS	51,099	1,793

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,892	8,881

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,991	$10,674
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2017	111,392,053	$2,596,030	(55,317)	$(4,133)	$2,255,547	$(43,822)	$132,290	$4,935,912
Net income		—		—	466,827	—	14,620	481,447
Other comprehensive income		—		—	—	1,705	—	1,705
Dividends on common stock ($1.31 per share)		—		—	(146,204)	—	—	(146,204)
Issuance of common stock	274,823	12,795		—	—	—	—	12,795
Purchase of treasury stock (a)		—	(162,312)	(12,964)	—	—	—	(12,964)
Reissuance of treasury stock for stock-based compensation and other		—	207,765	16,264	23	—	1	16,288
Net capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Balance, September 30, 2017	111,666,876	$2,608,825	(9,864)	$(833)	$2,576,193	$(42,117)	$135,539	$5,277,607

Balance, January 1, 2018	111,816,170	$2,614,805	(64,463)	$(5,624)	$2,442,511	$(45,002)	$129,040	$5,135,730
Net income		—		—	484,971	—	14,620	499,591
Other comprehensive income		—		—	—	(1,520)	—	(1,520)
Dividends on common stock ($1.39 per share)		—		—	(155,607)	—	—	(155,607)
Issuance of common stock	199,779	14,822		—	—	—	—	14,822
Purchase of treasury stock (a)		—	(81,278)	(6,285)	—	—	—	(6,285)
Reissuance of treasury stock for stock-based compensation and other		—	128,373	10,500	1	—	—	10,501
Net capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Reclassification of income tax effects related to new tax reform (See Note 13)		—		—	8,552	(8,552)	—	—
Other							1	1
Balance, September 30, 2018	112,015,949	$2,629,627	(17,368)	$(1,409)	$2,780,428	$(55,074)	$132,289	$5,485,861
(a)    Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

OPERATING REVENUES	$1,267,997	$1,178,846	$2,931,966	$2,799,840

OPERATING EXPENSES
Fuel and purchased power	389,889	309,045	862,037	786,041
Operations and maintenance	226,346	222,374	732,946	657,157
Depreciation and amortization	145,949	133,486	434,594	386,010
Taxes other than income taxes	51,366	44,898	157,877	132,478
Other expenses	900	3,385	1,497	5,527
Total	814,450	713,188	2,188,951	1,967,213
OPERATING INCOME	453,547	465,658	743,015	832,627
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	12,259	12,728	39,411	32,666
Pension and other postretirement non-service credits - net	12,812	6,477	38,398	19,430
Other income (Note 9)	6,153	738	16,160	1,432
Other expense (Note 9)	(3,361)	(2,178)	(9,679)	(8,608)
Total	27,863	17,765	84,290	44,920
INTEREST EXPENSE
Interest charges	58,551	53,760	172,440	158,074
Allowance for borrowed funds used during construction	(5,913)	(6,000)	(18,959)	(15,378)
Total	52,638	47,760	153,481	142,696
INCOME BEFORE INCOME TAXES	428,772	435,663	673,824	734,851
INCOME TAXES	85,533	146,534	133,415	243,708
NET INCOME	343,239	289,129	540,409	491,143
Less: Net income attributable to noncontrolling interests (Note 6)	4,873	4,873	14,620	14,620
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$338,366	$284,256	$525,789	$476,523

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

NET INCOME	$343,239	$289,129	$540,409	$491,143

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax expense $0, $5, $96 and $684 for the respective periods	—	9	(96)	(754)
Reclassification of net realized loss, net of tax benefit of $149, $438, $381 and $430 for the respective periods	451	710	1,316	2,480
Pension and other postretirement benefits activity, net of tax expense (benefit) of $313, $480, ($947) and $262 for the respective periods	952	777	(2,955)	81
Total other comprehensive income	1,403	1,496	(1,735)	1,807

COMPREHENSIVE INCOME	344,642	290,625	538,674	492,950
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,873	14,620	14,620

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$339,769	$285,752	$524,054	$478,330

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2018	December 31, 2017
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$18,440,499	$17,654,078
Accumulated depreciation and amortization	(6,325,513)	(6,041,965)
Net	12,114,986	11,612,113

Construction work in progress	1,200,625	1,266,636
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	106,743	109,645
Intangible assets, net of accumulated amortization	268,474	257,028
Nuclear fuel, net of accumulated amortization	134,812	117,408
Total property, plant and equipment	13,825,640	13,362,830

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 12)	906,687	871,000
Other special use funds (Note 12)	233,740	30,358
Other assets	40,710	36,796
Total investments and other assets	1,181,137	938,154

CURRENT ASSETS
Cash and cash equivalents	64,825	13,851
Customer and other receivables	350,028	292,791
Accrued unbilled revenues	196,373	112,434
Allowance for doubtful accounts	(5,215)	(2,513)
Materials and supplies (at average cost)	268,184	262,630
Fossil fuel (at average cost)	40,398	25,258
Assets from risk management activities (Note 7)	1,224	1,931
Deferred fuel and purchased power regulatory asset (Note 4)	65,726	75,637
Other regulatory assets (Note 4)	143,849	172,451
Other current assets	41,196	41,055
Total current assets	1,166,588	995,525

DEFERRED DEBITS
Regulatory assets (Note 4)	1,221,293	1,202,302
Assets for other postretirement benefits (Note 5)	25,455	265,139
Other	129,026	129,801
Total deferred debits	1,375,774	1,597,242

TOTAL ASSETS	$17,549,139	$16,893,751

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2018	December 31, 2017
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,571,696	2,571,696
Retained earnings	2,909,180	2,533,954
Accumulated other comprehensive loss	(33,756)	(26,983)
Total shareholder equity	5,625,282	5,256,829
Noncontrolling interests (Note 6)	132,289	129,040
Total equity	5,757,571	5,385,869
Long-term debt less current maturities (Note 3)	4,188,724	4,491,292
Total capitalization	9,946,295	9,877,161
CURRENT LIABILITIES
Current maturities of long-term debt (Note 3)	600,000	82,000
Accounts payable	241,548	247,852
Accrued taxes	263,521	157,349
Accrued interest	50,416	55,533
Common dividends payable	—	77,700
Customer deposits	89,916	70,388
Liabilities from risk management activities (Note 7)	45,504	59,252
Liabilities for asset retirements	13,000	4,192
Regulatory liabilities (Note 4)	159,788	100,086
Other current liabilities	165,206	243,922
Total current liabilities	1,628,899	1,098,274
DEFERRED CREDITS AND OTHER
Deferred income taxes	1,834,691	1,742,485
Regulatory liabilities (Note 4)	2,410,597	2,452,536
Liabilities for asset retirements	682,389	666,527
Liabilities for pension benefits (Note 5)	296,987	306,542
Liabilities from risk management activities (Note 7)	34,226	37,170
Customer advances	125,267	113,996
Coal mine reclamation	210,030	215,830
Deferred investment tax credit	198,178	205,575
Unrecognized tax benefits	41,673	43,876
Other	139,907	133,779
Total deferred credits and other	5,973,945	5,918,316
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
TOTAL LIABILITIES AND EQUITY	$17,549,139	$16,893,751

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$540,409	$491,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	488,223	444,439
Deferred fuel and purchased power	(82,486)	(43,348)
Deferred fuel and purchased power amortization	92,397	(18,153)
Allowance for equity funds used during construction	(39,411)	(32,666)
Deferred income taxes	86,319	202,256
Deferred investment tax credit	(7,397)	(4,293)
Change in derivative instruments fair value	—	(254)
Changes in current assets and liabilities:
Customer and other receivables	(56,874)	(185,130)
Accrued unbilled revenues	(83,939)	(44,027)
Materials, supplies and fossil fuel	(20,694)	(1,755)
Income tax receivable	—	11,174
Other current assets	20,258	(19,100)
Accounts payable	(8,857)	(29,784)
Accrued taxes	106,172	102,638
Other current liabilities	9,289	11,747
Change in margin and collateral accounts — assets	(588)	(1,826)
Change in margin and collateral accounts — liabilities	(982)	(1,625)
Change in unrecognized tax benefits	(1,235)	5,891
Change in other long-term assets	25,993	(56,375)
Change in other long-term liabilities	(78,678)	(26,049)
Net cash flow provided by operating activities	987,919	804,903
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(889,347)	(1,008,723)
Contributions in aid of construction	22,611	24,924
Allowance for borrowed funds used during construction	(18,959)	(15,378)
Proceeds from nuclear decommissioning trust sales and other special use funds	443,040	351,860
Investment in nuclear decommissioning trust and other special use funds	(461,602)	(353,001)
Other	(1,261)	(18,098)
Net cash flow used for investing activities	(905,518)	(1,018,416)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	295,245	549,478
Short-term borrowings and payments — net	—	(103,700)
Short-term debt borrowings under revolving credit facility	25,000	—
Short-term debt repayments under revolving credit facility	(25,000)	—
Repayment of long-term debt	(82,000)	—
Dividends paid on common stock	(233,300)	(219,100)
Distributions to noncontrolling interests	(11,372)	(11,372)
Net cash flow provided by (used for) financing activities	(31,427)	215,306
NET INCREASE IN CASH AND CASH EQUIVALENTS	50,974	1,793
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,851	8,840
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,825	$10,633
Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	$24,746	$132
Interest, net of amounts capitalized	154,788	142,779
Significant non-cash investing and financing activities:
Accrued capital expenditures	$99,405	$94,769
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2017	71,264,947	$178,162	$2,421,696	$2,331,245	$(25,423)	$132,290	$5,037,970
Net income		—	—	476,523	—	14,620	491,143
Other comprehensive income		—	—	—	1,807	—	1,807
Dividends on common stock		—	—	(146,198)	—	—	(146,198)
Net capital activities by noncontrolling interests		—	—	—	—	(11,372)	(11,372)
Other		—	—	—	—	1	1
Balance, September 30, 2017	71,264,947	$178,162	$2,421,696	$2,661,570	$(23,616)	$135,539	$5,373,351

Balance, January 1, 2018	71,264,947	$178,162	$2,571,696	$2,533,954	$(26,983)	$129,040	$5,385,869
Net income		—	—	525,789	—	14,620	540,409
Other comprehensive income		—	—	—	(1,735)	—	(1,735)
Dividends on common stock		—	—	(155,601)	—	—	(155,601)
Reclassification of income tax effects related to new tax reform (See Note 13)		—	—	5,038	(5,038)	—	—
Net capital activities by noncontrolling interests		—	—	—	—	(11,372)	(11,372)
Other		—	—	—	—	1	1
Balance, September 30, 2018	71,264,947	$178,162	$2,571,696	$2,909,180	$(33,756)	$132,289	$5,757,571

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries:  APS, 4C Acquisition, LLC ("4CA"), Bright Canyon Energy Corporation ("BCE") and El Dorado Investment Company ("El Dorado").  See Note 8 for more information on 4CA matters. Intercompany accounts and transactions between the consolidated companies have been eliminated.  The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde Generating Station ("Palo Verde") sale leaseback variable interest entities ("VIEs") (see Note 6 for further discussion).  Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

These condensed consolidated financial statements and notes have been prepared consistently, with the exception of the reclassification of certain prior year amounts on our Condensed Consolidated Statements of Income and APS's Condensed Consolidated Statements of Income. Beginning in the quarter ended March 31, 2018, APS changed the format of presentation of its Condensed Consolidated Statements of Income from a utility ratemaking format to a commercial format. Minor changes were made in the description of certain income statement line items and the amounts presented in the comparable prior period also changed by immaterial amounts due to the change from a utility to a non-utility format and also from the adoption of the new accounting guidance for net periodic pension cost and net periodic postretirement benefit cost. In addition, the prior year amounts were reclassified to conform to the current year presentation for the other special use funds in the investment and other assets section on the Condensed Consolidated Balance Sheets.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash paid during the period for:
Income taxes, net of refunds	$10,091	$2,185
Interest, net of amounts capitalized	161,875	147,149
Significant non-cash investing and financing activities:
Accrued capital expenditures	$99,405	$93,031
Sale of 4CA's 7% interest in Four Corners	68,907	—

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

The following table provides detail of Pinnacle West's consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Retail residential electric service	$695,480	$1,512,402
Retail non-residential electric service	496,809	1,275,498
Wholesale energy sales	53,501	80,982
Transmission services for others	15,902	46,235
Other sources	6,342	19,754
Total operating revenues	$1,268,034	$2,934,871

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

Revenue Activities

Our revenues are primarily derived from activities that are classified as revenues from contracts with customers. This includes sales of electricity to our regulated retail customers and wholesale and transmission activities. Our revenues from contracts with customers for the three and nine months ended September 30, 2018 were $1,257 million and $2,897 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three and nine months ended September 30, 2018, our revenues that do not qualify as revenue from contracts with customers were $11 million and $38 million, respectively. This relates primarily to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of September 30, 2018.

3.	Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

On June 28, 2018, Pinnacle West refinanced its 364-day $125 million unsecured revolving credit facility that would have matured on July 30, 2018 with a new 364-day $150 million credit facility that matures June

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

27, 2019.  Borrowings under the facility bear interest at LIBOR plus 0.70% per annum. At September 30, 2018, Pinnacle West had $79 million outstanding under the facility.

On July 12, 2018, Pinnacle West replaced its $200 million revolving credit facility that would have matured in May 2021, with a new $200 million facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. At September 30, 2018, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $49 million of commercial paper borrowings.

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

On August 9, 2018, APS issued $300 million of 4.20% unsecured senior notes that mature on August 15, 2048. The net proceeds from the sale of the notes were used to repay commercial paper borrowings.

At September 30, 2018, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and the above-mentioned $500 million facility. APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At September 30, 2018, APS had no commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

See "Financial Assurances" in Note 8 for a discussion of APS’s other outstanding letters of credit.

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$298,640	$292,185	$298,421	$298,608
APS	4,788,724	4,900,210	4,573,292	5,006,348
Total	$5,087,364	$5,192,395	$4,871,713	$5,304,956

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Provisions

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At September 30, 2018, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $5.6 billion, and total capitalization was approximately $10.6 billion.  APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $4.2 billion, assuming APS’s total capitalization remains the same.

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

On October 17, 2017, Warren Woodward (an intervener in APS's general retail rate case) filed a Notice of Appeal in the Arizona Court of Appeals, Division One. The notice raises a single issue related to the application of certain rate schedules to new APS residential customers after May 1, 2018. Mr. Woodward filed a second notice of appeal on November 13, 2017 challenging APS’s $5 per month automated metering infrastructure opt-out program. Mr. Woodward’s two appeals have been consolidated, and APS requested and was granted intervention. Mr. Woodward filed his opening brief on March 28, 2018.  The ACC and APS filed responsive briefs on June 21, 2018. The Arizona Court of Appeals conferenced this matter on October 17, 2018, and APS anticipates a decision from the Arizona Court of Appeals by the end of 2018 or within the first half of 2019; however, the Arizona Court of Appeals is under no deadline to rule within a certain time period. APS cannot predict the outcome of this consolidated appeal but does not believe it will have a material impact on our financial position, results of operations or cash flows.

On January 3, 2018, an APS customer filed a petition with the ACC that was determined by the ACC Staff to be a complaint filed pursuant to Arizona Revised Statute §40-246 (the “Complaint”) and not a request for rehearing. Arizona Revised Statute §40-246 requires the ACC to hold a hearing regarding any complaint alleging that a public service corporation is in violation of any commission order or that the rates being charged are not just and reasonable if the complaint is signed by at least twenty-five customers of the public service corporation. The Complaint alleged that APS is “in violation of commission order” [sic]. On February 13, 2018, the complainant filed an amended Complaint alleging that the rates and charges in the 2017 Rate Case Decision are not just and reasonable.  The complainant requested that the ACC hold a hearing on the amended Complaint to determine if the average bill impact on residential customers of the rates and charges approved in the 2017 Rate Case Decision is greater than 4.54% (the average annual bill impact for a typical APS residential customer estimated by APS) and, if so, what effect the alleged greater bill impact has on APS's revenues and the overall reasonableness and justness of APS's rates and charges, in order to determine if there

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

is sufficient evidence to warrant a full-scale rate hearing.  The ACC held a hearing on this matter beginning in September 2018 and the hearing was concluded on October 1, 2018. The parties filed the initial briefs in October 2018 and reply briefs are due on November 16, 2018. APS expects a recommended opinion and order from the judge within the first quarter of 2019. APS cannot predict the outcome of this matter.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 29, 2018, APS filed its 2019 RES Implementation Plan and proposed a budget of approximately $89.9 million.  APS’s budget request supports existing approved projects and commitments and requests a permanent waiver of the residential distributed energy requirement for 2019 contained in the RES rules.

In September 2016, the ACC initiated a proceeding which will examine the possible modernization and expansion of the RES. On January 30, 2018, ACC Commissioner Tobin proposed a plan in this proceeding which would broaden the RES to include a series of energy policies tied to clean energy sources (the "Energy Modernization Plan"). The Energy Modernization Plan includes replacing the current RES standard with a new standard called the Clean Resource Energy Standard and Tariff ("CREST"), which incorporates the proposals in the Energy Modernization Plan.  A set of draft CREST rules for the ACC’s consideration was issued by Commissioner Tobin’s office on July 5, 2018. See "Energy Modernization Plan" below for more information on CREST.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

 Power Supply Adjustor ("PSA") Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations primarily in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$75,637	$12,465
Deferred fuel and purchased power costs — current period	82,486	43,348
Amounts refunded/(charged) to customers	(92,397)	18,153
Ending balance	$65,726	$73,966

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

APS filed its 2016 annual LFCR adjustment on January 15, 2016, requesting an LFCR adjustment of $46.4 million (a $7.9 million annual increase). The ACC approved the 2016 annual LFCR effective beginning in May 2016. APS filed its 2017 LFCR adjustment on January 13, 2017 requesting an LFCR adjustment of

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$63.7 million (a $17.3 million per year increase over 2016 levels). On April 5, 2017, the ACC approved the 2017 annual LFCR adjustment as filed, effective with the first billing cycle of April 2017. On February 15, 2018, APS filed its LFCR Adjustment, requesting that effective May 1, 2018, the LFCR be adjusted to $60.7 million (a $3 million per year decrease from 2017 levels). The ACC has not yet ruled on APS’s 2018 LFCR adjustment request. Because the LFCR mechanism has a balancing account that trues up any under or over recoveries, a delay in implementation does not have an adverse effect on APS.

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

On August 13, 2018, APS filed a second request with the ACC to return an additional $86.5 million in tax savings to customers, starting January 1, 2019. This second request addresses amortization of non-depreciation related excess deferred taxes previously collected from customers. Additionally, as part of this second request, APS informed the ACC of its intent to file a third future request to address the amortization of depreciation related excess deferred taxes, as the Company is currently seeking IRS guidance regarding the amortization method and period it should apply to these depreciation related excess deferred taxes. The ACC has not yet approved this request.

The TEAM expressly applies to APS's retail rates with the exception noted above. As discussed under "Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters" above, FERC issued an order on May 22, 2018 authorizing APS to provide for the cost reductions resulting from the income tax changes in its wholesale transmission rates.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Metering

In 2015, the ACC voted to conduct a generic evidentiary hearing on the value and cost of DG to gather information that will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A hearing was held in April 2016. On October 7, 2016, the Administrative Law Judge issued a recommendation in the docket concerning the value and cost of DG solar installations. On December 20, 2016, the ACC completed its open meeting to consider the recommended opinion and order by the Administrative Law Judge. After making several amendments, the ACC approved the recommended decision by a 4-1 vote. As a result of the ACC’s action, effective with APS’s 2017 Rate Case Decision, the net metering tariff that governs payments for energy exported to the grid from residential rooftop solar systems was replaced by a more formula-driven approach that utilizes inputs from historical wholesale solar power until an avoided cost methodology is developed by the ACC.

As amended, the decision provides that payments by utilities for energy exported to the grid from DG solar facilities will be determined using a RCP methodology, a method that is based on the most recent five-year rolling average price that APS pays for utility-scale solar projects, while a forecasted avoided cost methodology is being developed.  The price established by this RCP method will be updated annually (between general retail rate cases) but will not be decreased by more than 10% per year. Once the avoided cost methodology is developed, the ACC will determine in APS's subsequent rate cases which method (or a combination of methods) is appropriate to determine the actual price to be paid by APS for exported distributed energy.

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

In accordance with the 2017 Rate Case Decision, APS filed its request for a second-year export energy price of 11.6 cents per kWh on May 1, 2018.  This price reflects the 10% annual reduction discussed above. The new tariff became effective on October 1, 2018.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 4, 2017, Commissioner Burns amended his complaint to add all of the ACC Commissioners and the ACC itself as defendants. All defendants moved to dismiss the amended complaint. On February 15, 2018, the Superior Court dismissed Commissioner Burns’ amended complaint. On March 6, 2018, Commissioner Burns filed an objection to the proposed final order from the Superior Court and a motion to further amend his complaint. The Superior Court permitted Commissioner Burns to amend his complaint to add a claim regarding his attempted investigation into whether his fellow commissioners should have been disqualified from voting on APS’s 2017 rate case. Commissioner Burns has now served his second amended complaint, and responsive filings were due on June 25, 2018. All defendants filed responses opposing the second amended complaint and requested that it be dismissed. Oral argument is scheduled for November 13, 2018 regarding the motion to dismiss. APS and Pinnacle West cannot predict the outcome of this matter.

Renewable Energy Ballot Initiative

On February 20, 2018, a renewable energy advocacy organization filed with the Arizona Secretary of State a ballot initiative for an Arizona constitutional amendment requiring Arizona public service corporations

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to provide at least 50% of their annual retail sales of electricity from renewable sources by 2030. For purposes of the proposed amendment, eligible renewable sources would not include nuclear generating facilities. The initiative was placed on the November 2018 Arizona elections ballot. On November 6, 2018, the initiative failed to receive adequate voter support and was defeated.

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

In August 2018, the ACC directed ACC Staff to open a new rulemaking docket which will address a wide range of energy issues, including the Energy Modernization Plan proposals.  The rulemaking will consider possible modifications to existing ACC rules, such as the Renewable Energy Standard, Electric and Gas Energy Efficiency Standards, Net Metering, Resource Planning, and the Biennial Transmission Assessment, as well as the development of new rules regarding forest bioenergy, electric vehicles, interconnection of distributed generation, baseload security, blockchain technology and other technological developments, retail competition, and other energy-related topics.  No additional action has been taken in this rulemaking docket to date.  APS cannot predict the outcome of this matter.

Integrated Resource Planning

ACC rules require utilities to develop fifteen-year IRPs which describe how the utility plans to serve customer load in the plan timeframe.  The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged.  In March of 2018, the ACC reviewed the 2017 IRPs of its jurisdictional utilities and voted to not acknowledge any of the plans.  APS does not believe that this lack of acknowledgment will have a material impact on our financial position, results of operations or cash flows.  Based on an ACC decision, APS is required to file a Preliminary Resource Plan by April 1, 2019 and its final IRP by April 1, 2020.

Four Corners

SCE-Related Matters. On December 30, 2013, APS purchased Southern California Edison Company's ("SCE’s") 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general retail rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013. On December 23, 2014, the ACC approved rate adjustments resulting in a revenue increase of $57.1 million on an annual basis.  This included the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase through its inclusion in rates.  The 2012 Settlement Agreement also provided for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $50 million as of September 30, 2018 and is being amortized in rates over a total of 10 years. The ACC's rate adjustment decision was appealed and on September 26, 2017, the Court of Appeals affirmed the ACC's decision on the Four Corners rate adjustment.

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

SCR Cost Recovery. On December 29, 2017, in accordance with the 2017 Rate Case Decision, APS filed a Notice of Intent to file its SCR Adjustment to permit recovery of costs associated with the installation of SCR equipment at Four Corners Units 4 and 5.  APS filed the SCR Adjustment request in April 2018.  Consistent with the 2017 Rate Case Decision, the request was narrow in scope and addressed only costs associated with this specific environmental compliance equipment.  The SCR Adjustment request provided that there would be a $67.5 million annual revenue impact that would be applied as a percentage of base rates for all applicable customers.  Also, as provided for in the 2017 Rate Case Decision, APS requested that the adjustment become effective no later than January 1, 2019.  The hearing for this matter occurred in September 2018.  At the hearing, APS accepted ACC Staff's recommendation of a lower annual revenue impact of approximately $58.5 million. A decision in this matter is expected early in the first quarter of 2019.

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
Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs ($93 million as of September 30, 2018), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. The 2017 Settlement Agreement also shortened the depreciation lives of Cholla Units 1 and 3 to 2026.
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

APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book value of its remaining investment in the plant ($90 million as of September 30, 2018) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and may be material. APS believes it will be allowed recovery of the net book value, in addition to a return on its investment. In accordance with GAAP, in the second quarter of 2017, APS's remaining net book value of its interest in the Navajo Plant was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of this interest, all or a portion of the regulatory asset will be written off and APS's net income, cash flows, and financial position will be negatively impacted.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	September 30, 2018		December 31, 2017
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$598,031	$—	$576,188
Retired power plant costs	2033	28,182	174,257	27,402	188,843
Income taxes — allowance for funds used during construction ("AFUDC") equity	2048	5,882	150,684	3,828	142,852
Deferred fuel and purchased power — mark-to-market (Note 7)	2022	41,062	33,215	52,100	34,845
Deferred fuel and purchased power (b) (d)	2019	65,726	—	75,637	—
Four Corners cost deferral	2024	8,077	42,247	8,077	48,305
Income taxes — investment tax credit basis adjustment	2047	1,066	25,239	1,066	26,218
Lost fixed cost recovery (b)	2019	36,125	—	59,844	—
Palo Verde VIEs (Note 6)	2046	—	19,860	—	19,395
Deferred compensation	2036	—	37,854	—	36,413
Deferred property taxes	2027	8,569	68,499	8,569	74,926
Loss on reacquired debt	2038	1,637	14,078	1,637	15,305
Tax expense of Medicare subsidy	2024	1,235	6,253	1,236	7,415
TCA balancing account (b)	2019	7,087	—	1,220	—
AG-1 deferral	2022	2,654	6,482	2,654	8,472
Mead-Phoenix transmission line CIAC	2050	332	10,127	332	10,376
Coal reclamation	2026	1,546	11,695	1,068	12,396
SCR deferral	N/A	—	16,319	—	353
Other	Various	395	6,453	3,418	—
Total regulatory assets (c)		$209,575	$1,221,293	$248,088	$1,202,302

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

(d)	Subject to a carrying charge.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	September 30, 2018		December 31, 2017
		Current	Non-Current	Current	Non-Current
Excess deferred income taxes - ACC - Tax Cuts and Jobs Act	(a)	$—	$1,273,153	$—	$1,266,104
Excess deferred income taxes - FERC - Tax Cuts and Jobs Act	2058	6,284	243,369	—	254,170
Asset retirement obligations	2057	—	344,402	—	332,171
Removal costs	(b)	30,871	196,065	18,238	209,191
Other postretirement benefits	(d)	37,842	123,683	37,642	151,985
Income taxes — deferred investment tax credit	2047	2,137	50,555	2,164	52,497
Income taxes — change in rates	2047	2,799	71,137	2,573	70,537
Spent nuclear fuel	2027	7,769	57,400	6,924	62,132
Renewable energy standard (c)	2019	41,912	92	23,155	—
Demand side management (c)	2019	16,099	4,124	3,066	4,921
Sundance maintenance	2030	—	18,104	—	16,897
Deferred gains on utility property	2022	4,423	7,704	4,423	10,988
Four Corners coal reclamation	2038	1,858	17,972	1,858	18,921
Tax expense adjustor mechanism (c)	2018	7,433	—	—	—
Other	Various	361	2,837	43	2,022
Total regulatory liabilities		$159,788	$2,410,597	$100,086	$2,452,536

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

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost — benefits earned during the period	$14,167	$13,715	$42,501	$41,144	$5,275	$4,280	$15,825	$12,839
Non-service costs (credits):
Interest cost on benefit obligation	31,172	32,439	93,517	97,316	7,037	7,490	21,111	22,470
Expected return on plan assets	(45,713)	(43,568)	(137,140)	(130,703)	(10,520)	(13,350)	(31,561)	(40,051)
Amortization of:
Prior service cost (credit)	—	20	—	61	(9,461)	(9,461)	(28,382)	(28,382)
Net actuarial loss	8,021	11,975	24,062	35,924	—	1,279	—	3,838
Net periodic benefit cost (credit)	$7,647	$14,581	$22,940	$43,742	$(7,669)	$(9,762)	$(23,007)	$(29,286)
Portion of cost (credit) charged to expense	$2,524	$7,231	$7,535	$21,692	$(5,359)	$(4,841)	$(16,083)	$(14,523)

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

Contributions

We have made voluntary contributions of $50 million to our pension plan year-to-date in 2018. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $250 million during the 2018-2020 period. We do not expect to make any contributions over the next three years to our other postretirement benefit plans. Year to date in 2018, the Company was reimbursed $72 million for prior years retiree medical claims from the other postretirement benefit plan trust assets.

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and nine months ended September 30, 2018 of $5 million and $15 million respectively, and for the three and nine months ended September 30, 2017 of $5 million and $15 million, respectively, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 include the following amounts relating to the VIEs (dollars in thousands):

	September 30, 2018	December 31, 2017
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$106,743	$109,645
Equity — Noncontrolling interests	132,289	129,040

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

Our derivative instruments, excluding those qualifying for a scope exception, are recorded on the balance sheets as an asset or liability and are measured at fair value.  See Note 11 for a discussion of fair value measurements.  Derivative instruments may qualify for the normal purchases and normal sales scope exception if they require physical delivery and the quantities represent those transacted in the normal course of business.  Derivative instruments qualifying for the normal purchases and sales scope exception are accounted for under the accrual method of accounting and excluded from our derivative instrument discussion and disclosures below.

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

As of September 30, 2018 and December 31, 2017, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	September 30, 2018	December 31, 2017
Power	GWh	287	583
Gas	Billion cubic feet	192	240

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Financial Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts		2018	2017	2018	2017
Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	OCI — derivative instruments	$—	$14	$—	$(70)
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	(600)	(1,148)	(1,697)	(2,910)

(a)
During the three and nine months ended September 30, 2018 and 2017, we had no gains or losses reclassified from accumulated OCI to earnings due to the discontinuance of cash flow hedges where the forecasted transaction is not probable of occurring.

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

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Financial Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts		2018	2017	2018	2017
Net Loss Recognized in Income	Operating revenues	$(1,029)	$(128)	$(2,590)	$(474)
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	4,263	(6,100)	(26,442)	(64,143)
Total		$3,234	$(6,228)	$(29,032)	$(64,617)

(a)	Amounts are before the effect of PSA deferrals.

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

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of September 30, 2018 and December 31, 2017.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

As of September 30, 2018: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheets
Current assets	$2,609	$(2,273)	$336	$888	$1,224
Investments and other assets	314	(314)	—	—	—
Total assets	2,923	(2,587)	336	888	1,224

Current liabilities	(45,238)	2,273	(42,965)	(2,539)	(45,504)
Deferred credits and other	(34,540)	314	(34,226)	—	(34,226)
Total liabilities	(79,778)	2,587	(77,191)	(2,539)	(79,730)
Total	$(76,855)	$—	$(76,855)	$(1,651)	$(78,506)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.

(c)
Represents cash collateral and cash margin that are not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument.  Amounts include cash collateral received from counterparties of $2,539 and cash margin provided to counterparties of $888.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheets
Current assets	$5,427	$(3,796)	$1,631	$300	$1,931
Investments and other assets	1,292	(1,241)	51	—	51
Total assets	6,719	(5,037)	1,682	300	1,982

Current liabilities	(59,527)	3,796	(55,731)	(3,521)	(59,252)
Deferred credits and other	(38,411)	1,241	(37,170)	—	(37,170)
Total liabilities	(97,938)	5,037	(92,901)	(3,521)	(96,422)
Total	$(91,219)	$—	$(91,219)	$(3,221)	$(94,440)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.

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

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of September 30, 2018, Pinnacle West has no counterparties with positive exposures of greater than 10% of risk management assets. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties' debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about our derivative instruments that have credit-risk-related contingent features at September 30, 2018 (dollars in thousands):

September 30, 2018
Aggregate fair value of derivative instruments in a net liability position	$79,778
Cash collateral posted	—
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	76,299

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

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

APS has submitted three claims pursuant to the terms of the August 18, 2014 settlement agreement, for three separate time periods during July 1, 2011 through June 30, 2017. The DOE has approved and paid $74.2 million for these claims (APS’s share is $21.6 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers (see Note 4). APS's next claim pursuant to the terms of the August 18, 2014 settlement agreement is required to be filed with DOE no later than October 31, 2018. The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act ("Price-Anderson Act"), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident occurring on or prior to October 31, 2018 of up to approximately $13.1 billion per occurrence.  Palo Verde maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers ("ANI").  The remaining balance of approximately $12.6 billion of liability coverage is provided through a mandatory industry-wide retrospective premium program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be responsible for retrospective premiums.  For losses on or prior to October 31, 2018, the maximum total deferred premium per reactor under the program for each nuclear liability incident is approximately $127.3 million, subject to a maximum annual premium of $19 million per incident.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum retrospective premium per incident for all three units is approximately $111.1 million, with a maximum annual standard deferred premium of approximately $16.6 million.

On September 24, 2018, the NRC announced a statutorily mandated once per five year inflation adjustment to the maximum total deferred premium and the annual standard deferred premium. Effective November 1, 2018, the inflation adjusted maximum total deferred premium per reactor is approximately $137.6 million per incident, subject to the maximum annual deferred premium of approximately $20.5 million. Based on APS’s ownership interest in the three Palo Verde units, for covered incidents occurring on or after November 1, 2018, APS’s maximum total deferred premium per incident for all three units is approximately $120.1 million, with a maximum annual standard deferred premium of approximately $17.9 million.

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

Contractual Obligations

For the nine months ended September 30, 2018, our fuel and purchased power commitments decreased approximately $166 million from amounts reported at December 31, 2017, primarily due to the amended and restated Four Corners 2016 Coal Supply Agreement effective in the second quarter of 2018. The majority of these changes relate to the years 2023 and thereafter.

Other than the items described above, there have been no material changes, as of September 30, 2018, outside the normal course of business in contractual obligations from the information provided in our 2017 Form 10-K. See Note 3 for discussion regarding changes in our long-term debt obligations.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Coal Combustion Waste. On December 19, 2014, EPA issued its final regulations governing the handling and disposal of CCR, such as fly ash and bottom ash. The rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act ("RCRA") and establishes national

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

minimum criteria for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. The rule generally requires any existing unlined CCR surface impoundment that is contaminating groundwater above a regulated constituent’s groundwater protection standard to stop receiving CCR and either retrofit or close, and further requires the closure of any CCR landfill or surface impoundment that cannot meet the applicable performance criteria for location restrictions or structural integrity. Such closure requirements are deemed "forced closure" or "closure for cause" of unlined surface impoundments, and are the subject of recent regulatory and judicial activities described below.
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

Based upon utility industry petitions for EPA to reconsider the RCRA Subtitle D regulations for CCR, which were premised in part on the CCR provisions of the 2016 WIIN Act, on September 13, 2017 EPA agreed to evaluate whether to revise these federal CCR regulations. On March 1, 2018, EPA issued a proposed rule that, among other things, seeks comment on potential changes to the federal CCR regulations, including allowances for greater flexibility in setting groundwater protection standards for certain regulated CCR constituents and with respect to implementing corrective action. On July 17, 2018, EPA finalized a revision to its RCRA Subtitle D regulations for CCR, only addressing certain portions of EPA's March 2018 proposal, while deferring for further consideration the vast majority of the potential regulatory changes contemplated in the March 2018 proposal. For the final rule issued on July 17, 2018, EPA established nationwide health-based standards for certain constituents of CCR subject to groundwater corrective action and delayed the closure deadlines for certain unlined CCR surface impoundments by 18 months (for example, those disposal units required to undergo forced closure). These changes to the federal regulations governing CCR disposal are unlikely to have a material impact on APS. As for those aspects of the March 2018 rulemaking proposal for which EPA has yet to take final action, it remains unclear which specific provisions of the federal CCR rules will ultimately be modified, how they will be modified, or when such modification will occur.

Pursuant to a June 24, 2016 order by the D.C. Circuit Court of Appeals in the litigation by industry- and environmental-groups challenging EPA’s CCR regulations, EPA is required to complete a rulemaking proceeding in the near future concerning whether or not boron must be included on the list of groundwater

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

constituents that might trigger corrective action under EPA’s CCR rules.  Simultaneously with the issuance of EPA's proposed modifications to the federal CCR rules in response to industry petitions, on March 1, 2018, EPA issued a proposed rule seeking comment as to whether or not boron should be included on this list. EPA is not required to take final action approving the inclusion of boron.  Should EPA take final action adding boron to the list of groundwater constituents that might trigger corrective action, any resulting corrective action measures may increase APS's costs of compliance with the CCR rule at our coal-fired generating facilities.  At this time APS cannot predict the eventual results of this rulemaking proceeding concerning boron.

On August 21, 2018, the D.C. Circuit Court issued its decision on the merits in this litigation. The Court upheld the legality of EPA’s CCR regulations, though it vacated and remanded back to EPA a number of specific provisions, which are to be corrected in accordance with the Court’s order. Among the issues affecting APS’s management of CCR, the D.C. Circuit’s decision vacated and remanded those provisions of the EPA CCR regulations that allow for the operation of unlined CCR surface impoundments, even where those unlined impoundments have not otherwise violated a regulatory location restriction or groundwater protection standard (i.e., otherwise triggering forced closure). At this time, it remains unclear how this D.C. Circuit Court decision will affect APS’s operations or any financial impacts, as EPA has yet to take regulatory action on remand to revise its 2015 CCR regulations consistent with the Court’s order.

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

APS recently completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. APS determined that several of its CCR disposal units at Cholla and Four Corners will need to undergo corrective action. In addition, to the extent that compliance with the CCR rule did not otherwise trigger the need for these CCR disposal units to close, such units must all cease operating and initiate closure by October of 2020. APS currently estimates that the additional incremental costs to complete this corrective action and closure work, along with the costs to develop replacement CCR disposal capacity, could be approximately $5 million for both Cholla and Four Corners. APS will initiate an assessment of corrective measures by January of 2019, during which APS will gather additional groundwater data, solicit input from the public, host a public hearing, and select a remedy. As such, this $5 million cost estimate may change based upon APS’s performance of the CCR rule’s corrective action assessment process, which APS anticipates completing during the summer or fall of 2019. Given uncertainties that may exist until we have fully completed the corrective action assessment process, we cannot predict any ultimate impacts to the Company; however, at this time we do not believe any potential change to the cost estimate would have a material impact on our financial position, results of operations or cash flows.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 21, 2018, EPA issued a Notice of Proposed Rulemaking for regulations that would replace the Clean Power Plan, which are based entirely upon measures that can be implemented to improve the heat rate of steam-electric power plants, essentially coal-fired EGUs. In contrast with the Clean Power Plan, EPA’s proposed “Affordable Clean Energy Rule” would not involve utility-level generation dispatch shifting away from coal-fired generation and toward renewable energy resources and natural gas-fired combined cycle power plants. In addition, to address the New Source Review implications of power plant upgrades potentially necessary to achieve compliance with the proposed Affordable Clean Energy Rule standards, EPA also proposed to revise the EPA's New Source Review regulations to more readily authorize the implementation of EGU efficiency upgrades.

We cannot predict the outcome of EPA's regulatory actions related to the August 2015 carbon pollution standards for EGU's, including any actions related to EPA's repeal proposal for the Clean Power Plan or additional rulemaking actions to approve the EPA's recently proposed Affordable Clean Energy Rule. In addition, we cannot predict whether the D.C. Circuit Court will continue to hold the litigation challenging the original Clean Power Plan in abeyance in light of EPA's repeal proposal, which is still pending.

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

On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. On September 11, 2017, the Arizona District Court issued an order granting NTEC's motion, dismissing the litigation with prejudice, and terminating the proceedings. On November 9, 2017, the environmental group plaintiffs appealed the district court order dismissing their lawsuit. The parties anticipate oral arguments to be heard in early 2019. We cannot predict whether this appeal will be successful and, if it is successful, the outcome of further district court proceedings.

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

Four Corners Coal Supply Agreement

Arbitration

On June 13, 2017, APS received a Demand for Arbitration from NTEC in connection with the Coal Supply Agreement, dated December 30, 2013, under which NTEC supplies coal to APS and the other Four Corners owners (collectively, the “Buyer”) for use at the Four Corners Power Plant (the "2016 Coal Supply Agreement"). NTEC was originally seeking a declaratory judgment to support its interpretation of a provision regarding uncontrollable forces in the agreement that relates to annual minimum quantities of coal to be purchased by the Buyer. NTEC also alleged a shortfall in the Buyer’s purchases for the initial contract year of approximately $30 million. APS’s share of this amount is approximately $17 million. On September 20, 2017, NTEC amended its Demand for Arbitration, removing its request for a declaratory judgment and at such time was only seeking relief for the alleged shortfall in the Buyer's purchases for the initial contract year.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Coal Advance Purchase

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
The 2016 Coal Supply Agreement contained alternate pricing terms for the 7% interest in the event NTEC did not purchase the interest. Until the time that NTEC purchased the 7% interest, the alternate pricing provisions were applicable to 4CA as the holder of the 7% interest. These terms included a formula under which NTEC must make certain payments to 4CA for reimbursement of operations and maintenance costs and a specified rate of return, offset by revenue generated by 4CA’s power sales. Such payments are due to 4CA at the end of each calendar year. A $10 million payment was due to 4CA at December 31, 2017, which NTEC satisfied by directing to 4CA a prepayment from APS of a portion of a future mine reclamation obligation. The balance of the amount under this formula at September 30, 2018 for the calendar year 2017 is approximately $20 million, which is due to 4CA at December 31, 2018. The balance of the amount under this formula at September 30, 2018 for the calendar year 2018 (up to the date that NTEC purchased the 7% interest) is approximately $10 million, which is due to 4CA at December 31, 2019.
Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of September 30, 2018, standby letters of credit totaled $0.2 million and will expire in 2019. As of September 30, 2018, surety bonds expiring through 2019 totaled $36 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

We enter into agreements that include indemnification provisions relating to liabilities arising from or related to certain of our agreements.  Most significantly, APS has agreed to indemnify the equity participants and other parties in the Palo Verde sale leaseback transactions with respect to certain tax matters.  Generally, a

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  Based on historical experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnification provisions is likely.

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at September 30, 2018. Since July 6, 2016, Pinnacle West has issued five parental guarantees for 4CA relating to payment obligations arising from 4CA’s acquisition of El Paso’s 7% interest in Four Corners, and pursuant to the Four Corners participation agreement payment obligations arising from 4CA’s ownership interest in Four Corners, two of which terminated in connection with the sale of 4CA's 7% interest to NTEC and two that will terminate in the near future. (See "Four Corners Coal Supply Agreement - 4CA Matter" above for information related to this sale.)

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

The following table provides detail of Pinnacle West's Consolidated other income and other expense for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Other income:
Interest income	$1,957	$917	$6,256	$1,782
Debt return on Four Corners SCR deferral (Note 4)	4,910	—	11,190	—
Miscellaneous	91	174	95	273
Total other income	$6,958	$1,091	$17,541	$2,055
Other expense:
Non-operating costs	$(2,480)	$(1,978)	$(7,404)	$(7,338)
Investment losses — net	—	(231)	(268)	(759)
Miscellaneous	(2,583)	(2,784)	(4,391)	(4,398)
Total other expense	$(5,063)	$(4,993)	$(12,063)	$(12,495)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides detail of APS’s other income and other expense for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Other income:
Interest income	$1,151	$683	$4,874	$1,278
Debt return on Four Corners SCR deferral (Note 4)	4,910	—	11,190	—
Miscellaneous	92	55	96	154
Total other income	$6,153	$738	$16,160	$1,432
Other expense:
Non-operating costs	$(2,334)	$(1,734)	$(6,931)	$(6,625)
Miscellaneous	(1,027)	(444)	(2,748)	(1,983)
Total other expense	$(3,361)	$(2,178)	$(9,679)	$(8,608)

10.	Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common shareholders	$315,012	$276,072	$484,971	$466,827
Weighted average common shares outstanding — basic	112,148	111,835	112,094	111,787
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	385	566	405	527
Weighted average common shares outstanding — diluted	112,533	112,401	112,499	112,314
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$2.81	$2.47	$4.33	$4.18
Net income attributable to common shareholders — diluted	$2.80	$2.46	$4.31	$4.16

11.	Fair Value Measurements

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Certain instruments have been valued using the concept of Net Asset Value ("NAV"), as a practical expedient. These instruments are typically structured as investment companies offering shares or units to multiple investors for the purpose of providing a return. These instruments are similar to mutual funds; however, their NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV, as a practical expedient are included in our fair value disclosures however, in accordance with GAAP are not classified within the fair value hierarchy levels.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at September 30, 2018 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at September 30, 2018
Assets
Cash equivalents	$5,600	$—	$—	$—		$5,600
Risk management activities — derivative instruments:
Commodity contracts	—	2,865	58	(1,699)	(b)	1,224
Nuclear decommissioning trust:
Equity securities	6,213	—	—	(625)	(c)	5,588
U.S. commingled equity funds	—	—	—	459,790	(d)	459,790
U.S. Treasury debt	134,462	—	—	—		134,462
Corporate debt	—	104,953	—	—		104,953
Mortgage-backed debt securities	—	112,036	—	—		112,036
Municipal bonds	—	80,787	—	—		80,787
Other fixed income	—	9,071	—	—		9,071
Subtotal nuclear decommissioning trust	140,675	306,847	—	459,165		906,687

Other special use funds:
Equity securities	12,033	—	—	1,722	(c)	13,755
U.S. Treasury debt	199,094	—	—	—		199,094
Municipal bonds	—	20,891	—	—		20,891
Subtotal other special use funds	211,127	20,891	—	1,722		233,740

Total Assets	$357,402	$330,603	$58	$459,188		$1,147,251
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(69,857)	$(9,921)	$48	(b)	$(79,730)

(a)	Primarily consists of long-dated electricity contracts.

(b)	Represents counterparty netting, margin and collateral. See Note 7.

(c)	Represents net pending securities sales and purchases.

(d)	Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at September 30, 2018 and December 31, 2017:

	September 30, 2018 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Natural Gas:
Forward Contracts (a)	$58	$9,921	Discounted cash flows	Natural gas forward price (per MMBtu)	$1.75 - $2.74	$2.23
Total	$58	$9,921

(a)	Includes swaps and physical and financial contracts.

	December 31, 2017 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$21	$15,485	Discounted cash flows	Electricity forward price (per MWh)	$18.51 - $38.75	$27.89
Natural Gas:
Forward Contracts (a)	1,015	3,807	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.33 - $3.11	$2.71
Total	$1,036	$19,292

(a)	Includes swaps and physical and financial contracts.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities' assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts	2018	2017	2018	2017
Net derivative balance at beginning of period	$(9,358)	$(36,245)	$(18,256)	$(47,406)
Total net gains (losses) realized/unrealized:
Included in OCI	—	(4)	—	(10)
Deferred as a regulatory asset or liability	1,244	(3,769)	(2,067)	(11,272)
Settlements	(2,332)	1,733	(1,056)	4,855
Transfers into Level 3 from Level 2	(2,246)	(5,952)	(7,225)	(10,340)
Transfers from Level 3 into Level 2	2,829	5,632	18,741	25,568
Net derivative balance at end of period	$(9,863)	$(38,605)	$(9,863)	$(38,605)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—	$—	$—

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

Financial Instruments Not Carried at Fair Value

The carrying value of our short-term borrowings approximate fair value and are classified within Level 2 of the fair value hierarchy. See Note 3 for our long-term debt fair values. The NTEC note receivable related to the sale of 4CA’s interest in Four Corners bears interest at 3.9% per annum and has a book value of $65 million as of September 30, 2018 as presented on the Condensed Consolidated Balance Sheets.  The carrying amount is not materially different from the fair value of the note receivable and is classified within Level 3 of the fair value hierarchy.  See Note 8 for more information on 4CA matters.

12.	Investments in Nuclear Decommissioning Trusts and Other Special Use Funds

We have investments in debt and equity securities held in Nuclear Decommissioning Trusts, Coal Reclamation Escrow Accounts, and an Active Union Employee Medical Account. Investments in debt securities are classified as available-for-sale securities. We record both debt and equity security investments at their fair value on our Condensed Consolidated Balance Sheets. See Note 11 for a discussion of how fair value is determined and the classification of the investments within the fair value hierarchy. The investments in each trust or account are restricted for use and are intended to fund specified costs and activities as further described for each fund below.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

costs in rates, and in accordance with the regulatory treatment, APS has deferred realized and unrealized gains and losses (including other-than-temporary impairments) in other regulatory liabilities.

Coal Reclamation Escrow Accounts - APS has investments restricted for the future coal mine reclamation funding related to Four Corners. This escrow account is primarily invested in fixed income securities. Earnings and proceeds from sales of securities are reinvested in the escrow account. Because of the ability of APS to recover coal reclamation costs in rates, and in accordance with the regulatory treatment, APS has deferred realized and unrealized gains and losses (including other-than-temporary impairments) in other regulatory liabilities. Activities relating to APS coal reclamation escrow account investments are included within the other special use funds in the table below.

Active Union Employee Medical Account - APS has investments restricted for paying active union employee medical costs. These investments were transferred from APS other postretirement benefit trust assets into the active union employee medical trust in January 2018 (see Note 7 in the 2017 Form 10-K). These investments may be used to pay active union employee medical costs incurred in the current period and in future periods. The account is invested primarily in fixed income securities. In accordance with the ratemaking treatment, APS has deferred the unrealized gains and losses (including other-than-temporary impairments) in other regulatory assets. Activities relating to active union employee medical account investments are included within the other special use funds in the table below.

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS's nuclear decommissioning trust and other special use fund assets at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$466,002	$12,033	$478,035		$286,121	$(47)
Available for sale-fixed income securities	441,309	219,985	661,294	(a)	5,631	(11,423)
Other	(624)	1,722	1,098	(b)	—	—
Total	$906,687	$233,740	$1,140,427		$291,752	$(11,470)

(a)	As of September 30, 2018, the amortized cost basis of these available-for-sale investments is $667 million.

(b)	Represents net pending securities sales and purchases.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$424,614	$430	$425,044		$248,623	$—
Available for sale-fixed income securities	446,277	29,439	475,716	(a)	11,537	(2,996)
Other	109	489	598	(b)	—	—
Total	$871,000	$30,358	$901,358		$260,160	$(2,996)

(a)	As of December 31, 2017, the amortized cost basis of these available-for-sale investments is $467 million.

(b)	Represents net pending securities sales and purchases.

The following table sets forth APS's realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities for the three and nine months ended September 30, 2018 and September 30, 2017 (dollars in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Realized gains	$653	$—	$653	$598	$—	$598
Realized losses	(1,965)	—	(1,965)	(1,022)	—	(1,022)
Proceeds from the sale of securities (a)	148,150	25,127	173,277	76,496	—	76,496

(a)    Proceeds are reinvested in the nuclear decommissioning trusts or other special use funds.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Realized gains	$2,951	$1	$2,952	$3,904	$17	$3,921
Realized losses	(6,990)	—	(6,990)	(4,634)	(9)	(4,643)
Proceeds from the sale of securities (a)	401,396	41,644	443,040	351,860	4,093	355,953

(a)    Proceeds are reinvested in the nuclear decommissioning trusts or other special use funds.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The fair value of APS's fixed income securities, summarized by contractual maturities, at September 30, 2018, is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts (a)	Coal Reclamation Escrow Accounts	Active Union Medical Trust	Total
Less than one year	$19,917	$17,244	$30,593	$67,754
1 year – 5 years	98,235	17,170	142,598	258,003
5 years – 10 years	126,279	2,529	—	128,808
Greater than 10 years	196,878	9,851	—	206,729
Total	$441,309	$46,794	$173,191	$661,294

(a)	Includes certain fixed income investments that are not due at a single maturity date. These investments have been allocated within the table based on the final payment date of the instrument.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, a new accounting standard was issued that clarifies how entities should present certain specific cash flow activities on the statement of cash flows. The guidance is intended to eliminate diversity in practice in how entities classify these specific activities between cash flows from operating activities, investing activities and financing activities. The specific activities addressed include debt prepayments and extinguishment costs, proceeds from the settlement of insurance claims, proceeds from corporate owned life insurance policies, and other activities. The standard also addresses how entities should apply the predominance principle when a transaction includes separately identifiable cash flows. The new standard was effective for us, and was adopted on January 1, 2018, using a retrospective transition method. The adoption of this guidance did not have a significant impact on our financial statements, as either our statement of cash flow presentation is consistent with the new prescribed guidance or we do not have significant activities relating to the specific transactions that are addressed by the new standard.

ASU 2016-18, Statement of Cash Flows: Restricted Cash

In November 2016, a new accounting standard was issued that clarifies how restricted cash and restricted cash equivalents should be presented on the statement of cash flows. The new guidance requires entities to include restricted cash and restricted cash equivalents as a component of the beginning and ending cash and cash equivalent balances on the statement of cash flows. The new standard is effective for us, and was adopted on January 1, 2018, using a retrospective transition method. The adoption of this guidance did not impact our financial statements, as our holdings and activities designated as restricted cash and restricted cash equivalents at transition and in prior periods are insignificant.

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

ASU 2017-05, Other Income: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, a new accounting standard was issued that intended to clarify the scope of accounting guidance pertaining to gains and losses from the derecognition of nonfinancial assets, and to add guidance for partial sales of nonfinancial assets. The new standard was effective for us, and was adopted on January 1, 2018, using a modified retrospective transition approach. This standard did not have a significant impact on our financial statements on the date of adoption. On July 3, 2018, 4CA sold its 7% interest in Four Corners. The sale transaction was accounted for in accordance with the guidance in ASU 2017-05, see Note 8.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We adopted this new accounting standard on January 1, 2018. As a result of adopting this standard we have presented the non-service cost components of net benefits costs in other income instead of operating income. Prior year non-service cost components have also been reclassified to conform to this new presentation. We elected to apply the practical expedient guidance. As such, prior period costs have been estimated based on amounts previously disclosed in our pension and other postretirement benefit plan notes. The changes impacting capitalization have been adopted prospectively. As such, upon adoption, we are no longer capitalizing a portion of the non-service cost components of net benefit costs.

In 2018, because the non-service cost components are a reduction to total benefit costs, we estimate this change will result in the capitalization of an additional $15 million of net benefit costs, with a corresponding increase to pretax income for the year. For the three and nine months ended September 30, 2018, this change increased pre-tax income by approximately $4 million and $11 million respectively. See Note 5.

ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, new accounting guidance was issued that allows entities an optional election to reclassify the income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings. Amounts eligible for reclassification must relate to the effects from the Tax Act remaining in accumulated other comprehensive income. The new guidance also requires expanded disclosures. This guidance is effective for us on January 1, 2019 with early application permitted. The guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the Tax Act was recognized.

We early adopted this guidance in the quarter ended March 31, 2018, and we have elected to reclassify the income tax effects of the Tax Act related to other comprehensive income activities to retained earnings. As of September 30, 2018, on a consolidated basis our accumulated other comprehensive income decreased $9 million, and APS’s accumulated other comprehensive income decreased $5 million, as a result of adopting this guidance. Amounts were reclassified from accumulated other comprehensive income to retained earnings, and related to tax rate changes. The adoption of this guidance did not impact our income from continuing operations. See Note 15.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Standards Pending Adoption

ASU 2016-02, Leases

In February 2016, a new lease accounting standard was issued. This new standard supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new standard will require a lessee to reflect most operating lease arrangements on the balance sheets by recording a right-of-use asset and a lease liability that will initially be measured at the present value of lease payments. Among other changes, the new standard also modifies the definition of a lease, and requires expanded lease disclosures. Since the issuance of the new lease standard, additional lease related guidance has been issued relating to land easements and how entities may elect to account for these arrangements at transition, among other items. The new lease standard and related amendments will be effective for us on January 1, 2019, with early application permitted. The standard must be adopted using a modified retrospective approach with a cumulative-effect adjustment to the opening balance of retained earnings determined at either the date of adoption, or the earliest period presented in the financial statements. The standard includes various optional practical expedients provided to facilitate transition.

We plan on adopting this standard, and related amendments, on January 1, 2019. We plan to elect the transition method that allows us to apply the guidance on the date of adoption and will not retrospectively adjust prior periods. We also plan on electing certain transition practical expedients that would allow us to not reassess (a) whether any expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases and (c) initial direct costs for any existing leases. These practical expedients will apply to leases that commenced prior to January 1, 2019. Furthermore, we plan to elect the practical expedient transition provisions relating to the treatment of existing land easements. Our evaluation of this new accounting standard and the impacts it will have on our financial statements is on-going. The adoption of the new standard will result in the recognition of certain operating lease arrangements on our Consolidated Balance Sheets. We are currently evaluating the significance of the balance sheet impacts, and the impacts, if any, the lease guidance will have on our other financial statements. Our evaluation includes assessing leasing activities, implementing new processes and procedures, and preparing the expanded lease disclosures.

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

ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities

In August 2017, a new accounting standard was issued that modifies hedge accounting guidance with the intent of simplifying the application of hedge accounting. The new standard is effective for us on January 1, 2019, with early application permitted. At transition the guidance requires the changes to be applied to hedging relationships existing on the date of adoption, with the effect of adoption reflected as of the beginning of the fiscal year of adoption using a cumulative effect adjustment approach. The presentation and disclosure changes may be applied prospectively. We are currently evaluating the new guidance, but at this time we d

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

o not expect the adoption of this guidance will have a significant impact on our financial statements, as we are currently not applying hedge accounting.

ASU 2018-15, Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, a new accounting standard was issued that clarifies how customers in a cloud computing service arrangement should account for implementation costs associated with the arrangement. To determine which implementation costs should be capitalized, the new guidance aligns the accounting with existing guidance pertaining to internal-use software. As a result of this new standard, we expect certain cloud computing service arrangement implementation costs will now be subject to capitalization and amortized on a straight-line basis over the cloud computing service arrangement term. The new standard is effective for us on January 1, 2020, with early application permitted, and may be applied using either a retrospective or prospective transition approach. We are currently evaluating the impacts of adopting this new standard and the transition approach we will elect.

14.     Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Three Months Ended September 30
Balance June 30, 2018	$(54,233)		$(2,391)		$(56,624)
Amounts reclassified from accumulated other comprehensive loss	1,099	(a)	451	(b)	1,550
Balance September 30, 2018	$(53,134)		$(1,940)		$(55,074)

Balance June 30, 2017	$(39,881)		$(3,745)		$(43,626)
OCI (loss) before reclassifications	—		9		9
Amounts reclassified from accumulated other comprehensive loss	790	(a)	710	(b)	1,500
Balance September 30, 2017	$(39,091)		$(3,026)		$(42,117)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Nine Months Ended September 30
Balance December 31, 2017	$(42,440)		$(2,562)		$(45,002)
OCI (loss) before reclassifications	(5,928)		(96)		(6,024)
Amounts reclassified from accumulated other comprehensive loss	3,188	(a)	1,316	(b)	4,504
Reclassification of income tax effect related to tax reform	(7,954)		(598)		(8,552)
Balance September 30, 2018	$(53,134)		$(1,940)		$(55,074)

Balance December 31, 2016	$(39,070)		$(4,752)		$(43,822)
OCI (loss) before reclassifications	(2,157)		(754)		(2,911)
Amounts reclassified from accumulated other comprehensive loss	2,136	(a)	2,480	(b)	4,616
Balance September 30, 2017	$(39,091)		$(3,026)		$(42,117)

(a)	These amounts primarily represent amortization of actuarial loss, and are included in the computation of net periodic pension cost. See Note 5.

(b)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in APS's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Three Months Ended September 30
Balance June 30, 2018	$(32,768)		$(2,391)		$(35,159)
Amounts reclassified from accumulated other comprehensive loss	952	(a)	451	(b)	1,403
Balance September 30, 2018	$(31,816)		$(1,940)		$(33,756)

Balance June 30, 2017	$(21,367)		$(3,745)		$(25,112)
OCI (loss) before reclassifications	—		9		9
Amounts reclassified from accumulated other comprehensive loss	777	(a)	710	(b)	1,487
Balance September 30, 2017	$(20,590)		$(3,026)		$(23,616)

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Nine Months Ended September 30
Balance December 31, 2017	$(24,421)		$(2,562)		$(26,983)
OCI (loss) before reclassifications	(5,791)		(96)		(5,887)
Amounts reclassified from accumulated other comprehensive loss	2,836	(a)	1,316	(b)	4,152
Reclassification of income tax effect related to tax reform	(4,440)		(598)		(5,038)
Balance September 30, 2018	$(31,816)		$(1,940)		$(33,756)

Balance December 31, 2016	$(20,671)		$(4,752)		$(25,423)
OCI (loss) before reclassifications	(2,121)		(754)		(2,875)
Amounts reclassified from accumulated other comprehensive loss	2,202	(a)	2,480	(b)	4,682
Balance September 30, 2017	$(20,590)		$(3,026)		$(23,616)

(a)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 5.

(b)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Income Taxes

On December 22, 2017, the Tax Act was enacted. This legislation made significant changes to the federal income tax laws, including a reduction in the corporate tax rate to 21% effective January 1, 2018. As a result of this rate reduction, the Company recognized a $1.14 billion reduction in its net deferred income tax liabilities as of December 31, 2017.

In accordance with accounting for regulated companies, the effect of this rate reduction is substantially offset by a net regulatory liability. As of December 31, 2017, to reflect the $1.14 billion reduction in its net deferred income tax liabilities caused by the rate reduction, APS has recorded a net regulatory liability of $1.52 billion and a new $377 million net deferred tax asset. The Company will amortize the net regulatory liability in accordance with applicable federal income tax laws, which require the amortization of a majority of the balance over the remaining regulatory life of the related property. As a result of the modifications made to the annual transmission formula rate during the second quarter, the Company has recorded amortization of FERC jurisdictional net excess deferred tax liabilities, retroactive to January 1, 2018. The Company continues to work with the ACC on a plan to amortize the remaining net excess deferred tax liabilities subject to its jurisdiction. See Note 4 for more details.

Several sections of the Tax Act contain technical ambiguities. Management has recognized tax positions which it believes are more likely than not to be sustained upon examination based upon its interpretation of this legislation.

In August 2018, Treasury proposed regulations that would clarify bonus depreciation rules under the Tax Act for property placed in service after September 27, 2017.  During the third quarter the Company recorded deferred tax liabilities of approximately $11 million and an increase in its net regulatory liability for excess deferred taxes of approximately $9 million, primarily related to bonus depreciation benefits claimed on the Company’s 2017 tax return as a result of this clarifying guidance.

Additional clarifying guidance may be issued through additional legislation, Treasury regulations, or other technical guidance, which may impact the income tax effects of the Tax Act as recorded by the Company. As of September 30, 2018, the Company does not have a reasonable estimate of what the income tax effects of additional clarifying guidance may be.

For the quarter ending March 31, 2018, the Company early adopted  ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income and elected to reclassify the income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings. See Note 13 for additional information.

Net income associated with the Palo Verde sale leaseback VIEs is not subject to tax (see Note 6).  As a result, there is no income tax expense associated with the VIEs recorded on the Pinnacle West Condensed Consolidated and APS Condensed Consolidated Statements of Income.

As of the balance sheet date, the tax year ended December 31, 2015 and all subsequent tax years remain subject to examination by the IRS.  With a few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2013.

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

Areas of Business Focus

Operational Performance, Reliability and Recent Developments.

Nuclear. APS operates and is a joint owner of Palo Verde.  Palo Verde experienced strong performance throughout the first three quarters of 2018.  The April 2018 scheduled refueling outage was completed in 28 days, 13 hours, the shortest duration refueling outage in Palo Verde history.

Coal and Related Environmental Matters and Transactions.  APS is a joint owner of three coal-fired power plants and acts as operating agent for two of the plants.  APS is focused on the impacts on its coal fleet that may result from increased regulation and potential legislation concerning GHG emissions.  On August 3, 2015, EPA finalized a rule to limit carbon dioxide emissions from existing power plants (the "Clean Power Plan"), which the EPA later proposed repealing. EPA is currently considering a proposed replacement to the Clean Power Plan, which was published on August 21, 2018. This new proposal, the "Affordable Clean Energy Rule," is more narrow than its predecessor regulation, and is based entirely upon heat-rate improvements at steam-electric power plants. APS continually analyzes its long-range capital management plans to assess the potential effects of such proposals, understanding that any resulting regulation and legislation could impact the economic viability of certain plants, as well as the willingness or ability of power plant participants to continue participation in such plants.

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

The 2016 Coal Supply Agreement contained alternate pricing terms for the 7% interest in the event NTEC did not purchase the interest. Until the time that NTEC purchased the 7% interest, the alternate pricing provisions were applicable to 4CA as the holder of the 7% interest. These terms included a formula under which NTEC must make certain payments to 4CA for reimbursement of operations and maintenance costs and a specified rate of return, offset by revenue generated by 4CA’s power sales. Such payments are due to 4CA at the end of each calendar year. A $10 million payment was due to 4CA at December 31, 2017, which NTEC satisfied by directing to 4CA a prepayment from APS of a portion of a future mine reclamation obligation. The balance of the amount under this formula at September 30, 2018 for the calendar year 2017 is approximately $20 million, which is due to 4CA at December 31, 2018. The balance of the amount under this formula at September 30, 2018 for the calendar year 2018 (up to the date that NTEC purchased the 7% interest) is approximately $10 million, which is due to 4CA at December 31, 2019.

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

On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. On September 11, 2017, the Arizona District Court issued an order granting NTEC's motion, dismissing the litigation with prejudice, and terminating the proceedings. On November 9, 2017, the environmental group plaintiffs appealed the district court order dismissing their lawsuit. The parties anticipate oral arguments to be heard in early 2019. We cannot predict whether this appeal will be successful and, if it is successful, the outcome of further district court proceedings.

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

Energy Storage. APS deploys a number of advanced technologies on its system, including energy storage. Storage can provide capacity, improve power quality, be utilized for system regulation, integrate renewable generation, and can be used to defer certain traditional infrastructure investments. Battery storage can also aid in integrating higher levels of renewables by storing excess energy when system demand is low and renewable production is high and then releasing the stored energy during peak demand hours later in the day and after sunset. APS is utilizing grid-scale battery storage projects to evaluate the potential benefits for customers and further our understanding of how storage works with other advanced technologies and the grid. We are preparing for additional battery storage in the future. In early 2018, APS entered into a 15-year power purchase agreement for a 65 MW solar facility that charges a 50 MW solar-fueled battery. Service under this agreement is scheduled to begin in 2021. (See “Renewable Energy” below.) APS recently issued a request for proposal for up to 106 MW of battery storage to be located at up to five of its AZ Sun sites. We are currently reviewing the bid submissions and anticipate such facilities could be in service by mid-2020.

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

On October 17, 2017, Warren Woodward (an intervener in APS's general retail rate case) filed a Notice of Appeal in the Arizona Court of Appeals, Division One. The notice raises a single issue related to the application of certain rate schedules to new APS residential customers after May 1, 2018. Mr. Woodward filed a second notice of appeal on November 13, 2017 challenging APS’s $5 per month automated metering infrastructure opt-out program. Mr. Woodward’s two appeals have been consolidated, and APS requested and was granted intervention. Mr. Woodward filed his opening brief on March 28, 2018.  The ACC and APS filed responsive briefs on June 21, 2018. The Arizona Court of Appeals conferenced this matter on October 17, 2018, and APS anticipates a decision from the Arizona Court of Appeals by the end of 2018 or within the first half of 2019; however, the Arizona Court of Appeals is under no deadline to rule within a certain time period. APS cannot predict the outcome of this consolidated appeal but does not believe it will have a material impact on our financial position, results of operations or cash flows.

On January 3, 2018, an APS customer filed a petition with the ACC that was determined by the ACC Staff to be a complaint filed pursuant to Arizona Revised Statute §40-246 and not a request for rehearing. Arizona Revised Statute §40-246 requires the ACC to hold a hearing regarding any complaint alleging that a public service corporation is in violation of any commission order or that the rates being charged are not just and reasonable if the complaint is signed by at least twenty-five customers of the public service corporation. The Complaint alleged that APS is “in violation of commission order” [sic]. On February 13, 2018, the complainant filed an amended Complaint alleging that the rates and charges in the 2017 Rate Case Decision are not just and reasonable.  The complainant requested that the ACC hold a hearing on the amended Complaint to determine if the average bill impact on residential customers of the rates and charges approved in the 2017 Rate Case Decision is greater than 4.54% (the average annual bill impact for a typical APS residential customer estimated by APS) and, if so, what effect the alleged greater bill impact has on APS's revenues and the overall reasonableness and justness of APS's rates and charges, in order to determine if there is sufficient evidence to warrant a full-scale rate hearing.  The ACC held a hearing on this matter beginning in September 2018 and the hearing was concluded on October 1, 2018. The parties filed the initial briefs in October 2018 and reply briefs are due on November 16, 2018. APS expects a recommended opinion and order from the judge within the first quarter of 2019. APS cannot predict the outcome of this matter.

APS has several recovery mechanisms in place that provide more timely recovery to APS of its fuel and transmission costs, and costs associated with the promotion and implementation of its demand side management and renewable energy efforts and customer programs.  These mechanisms are described more fully below and in Note 4.

SCR Cost Recovery. On December 29, 2017, in accordance with the 2017 Rate Case Decision, APS filed a Notice of Intent to file its SCR Adjustment to permit recovery of costs associated with the installation of SCR equipment at Four Corners Units 4 and 5.  APS filed the SCR Adjustment request in April 2018.  Consistent with the 2017 Rate Case Decision, the request was narrow in scope and addressed only costs associated with this specific environmental compliance equipment.  The SCR Adjustment request provided that there would be a $67.5 million annual revenue impact that would be applied as a percentage of base rates for all applicable customers.  Also, as provided for in the 2017 Rate Case Decision, APS requested that the adjustment become effective no later than January 1, 2019.  The hearing for this matter occurred in September 2018.  At the hearing, APS accepted ACC Staff's recommendation of a lower annual revenue impact of approximately $58.5 million. A decision in this matter is expected early in the first quarter of 2019.

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

On June 29, 2018, APS filed its 2019 RES Implementation Plan and proposed a budget of approximately $89.9 million.  APS’s budget request supports existing approved projects and commitments and requests a permanent waiver of the residential distributed energy requirement for 2019 contained in the RES rules.

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

The following table summarizes renewable energy sources in APS's renewable portfolio that are in operation and under development as of September 30, 2018.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	239	—
Purchased Power Agreements:
Solar	310	—
Solar + Energy Storage	—	50
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	6	—
Total Purchased Power Agreements	629	50
Total Distributed Energy: Solar (a)	815	60 (b)
Total Renewable Portfolio	1,683	110

(a)         Includes rooftop solar facilities owned by third parties. Distributed generation is produced in DC and is converted to AC for reporting purposes.

(b)	Applications received by APS that are not yet installed and online.

APS has developed and owns solar resources through the ACC-approved AZ Sun Program.  APS invested approximately $675 million in the AZ Sun Program.

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

On June 1, 2016, APS filed its 2017 DSM Implementation Plan, in which APS proposed programs and measures that specifically focus on reducing peak demand, shifting load to off-peak periods and educating customers about strategies to manage their energy and demand.  The requested budget in the 2017 DSM Implementation Plan was $62.6 million.  On January 27, 2017, APS filed an updated and modified 2017 DSM Implementation Plan that incorporated the proposed $4 million Residential Demand Response, Energy Storage and Load Management Program that was filed with the ACC on December 5, 2016 and requested that the budget for the 2017 DSM Implementation Plan be increased to $66.6 million. On August 15, 2017, the ACC approved the amended 2017 DSM Implementation Plan.

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

On August 13, 2018, APS filed a second request with the ACC to return an additional $86.5 million in tax savings to customers, starting January 1, 2019. This second request addresses amortization of non-depreciation related excess deferred taxes previously collected from customers. Additionally, as part of this second request, APS informed the ACC of its intent to file a third future request to address the amortization of depreciation related excess deferred taxes, as the Company is currently seeking IRS guidance regarding the amortization method and period it should apply to these depreciation related excess deferred taxes. The ACC has not yet approved this request.

The TEAM expressly applies to APS's retail rates with the exception noted above. As discussed in Note 4, FERC issued an order on May 22, 2018 authorizing APS to provide for the cost reductions resulting from the income tax changes in its wholesale transmission rates.

See Note 4 for additional details.

Net Metering.      In 2015, the ACC voted to conduct a generic evidentiary hearing on the value and cost of DG to gather information that will inform the ACC on net metering issues and cost of service studies in upcoming utility rate cases.  A hearing was held in April 2016. On October 7, 2016, an Administrative Law Judge issued a recommendation in the docket concerning the value and cost of DG solar installations. On December 20, 2016, the ACC completed its open meeting to consider the recommended opinion and order by the Administrative Law Judge. After making several amendments, the ACC approved the recommended opinion and order by a 4-1 vote. As a result of the ACC’s action, effective with APS’s 2017 Rate Case Decision, the net metering tariff that governs payments for energy exported to the grid from residential rooftop solar systems was replaced by a more formula-driven approach that utilizes inputs from historical wholesale solar power until an avoided cost methodology is developed by the ACC.

As amended, the decision provides that payments by utilities for energy exported to the grid from DG solar facilities will be determined using a resource comparison proxy methodology, a method that is based on the most recent five-year rolling average price that APS pays for utility-scale solar projects, while a forecasted avoided cost methodology is being developed.  The price established by this resource comparison proxy method will be updated annually (between general retail rate cases) but will not be decreased by more than 10% per year. Once the avoided cost methodology is developed, the ACC will determine in APS's subsequent general retail rate cases which method (or a combination of methods) is appropriate to determine the actual price to be paid by APS for exported distributed energy.

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

In accordance with the 2017 Rate Case Decision, APS filed its request for a second-year export energy price of 11.6 cents per kWh on May 1, 2018.  This price reflects the 10% annual reduction discussed above. The new tariff became effective on October 1, 2018.

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

On August 4, 2017, Commissioner Burns amended his complaint to add all of the ACC Commissioners and the ACC itself as defendants. All defendants moved to dismiss the amended complaint. On February 15, 2018, the Superior Court dismissed Commissioner Burns’ amended complaint. On March 6, 2018, Commissioner Burns filed an objection to the proposed final order from the Superior Court and a motion to further amend his complaint. The Superior Court permitted Commissioner Burns to amend his complaint to add a claim regarding his attempted investigation into whether his fellow commissioners should have been disqualified from voting on APS’s 2017 rate case. Commissioner Burns has now served his second amended complaint, and responsive filings were due on June 25, 2018. All defendants filed responses opposing the second amended complaint and requested that it be dismissed. Oral argument is scheduled for November 13, 2018 regarding the motion to dismiss. APS and Pinnacle West cannot predict the outcome of this matter.

Renewable Energy Ballot Initiative. On February 20, 2018, a renewable energy advocacy organization filed with the Arizona Secretary of State a ballot initiative for an Arizona constitutional amendment requiring Arizona public service corporations to provide at least 50% of their annual retail sales of electricity from renewable sources by 2030. For purposes of the proposed amendment, eligible renewable sources would not include nuclear generating facilities. The initiative was placed on the November 2018

Arizona elections ballot. On November 6, 2018, the initiative failed to receive adequate voter support and was defeated.

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
In August 2018, the ACC directed ACC Staff to open a new rulemaking docket which will address a wide range of energy issues, including the Energy Modernization Plan proposals.  The rulemaking will consider possible modifications to existing ACC rules, such as the Renewable Energy Standard, Electric and Gas Energy Efficiency Standards, Net Metering, Resource Planning, and the Biennial Transmission Assessment, as well as the development of new rules regarding forest bioenergy, electric vehicles, interconnection of distributed generation, baseload security, blockchain technology and other technological developments, retail competition, and other energy-related topics.  No additional action has been taken in this rulemaking docket to date.  APS cannot predict the outcome of this matter.
Integrated Resource Planning. ACC rules require utilities to develop fifteen-year IRPs which describe how the utility plans to serve customer load in the plan timeframe.  The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged.  In March of 2018, the ACC reviewed the 2017 IRPs of its jurisdictional utilities and voted to not acknowledge any of the plans.  APS does not believe that this lack of acknowledgment will have a material impact on our financial position, results of operations or cash flows.  Based on an ACC decision, APS is required to file a Preliminary Resource Plan by April 1, 2019 and its final IRP by April 1, 2020.

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

Actual and Projected Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.6% for the nine-month period ended September 30, 2018 compared with the prior-year period.  For the three years 2015 through 2017, APS’s customer growth averaged 1.5% per year. We currently project annual customer growth to be 1.5 - 2.5% for 2018 and to average in the range of 2 - 3% for 2018 through 2020 based on our assessment of improving economic conditions in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 0.1% for the nine-month period ended September 30, 2018 compared with the prior-year period. Improving economic conditions and customer growth were offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives.  For the three years 2015 through 2017, APS experienced annual increases in retail electricity sales averaging 0.2%, adjusted to exclude the effects of weather variations.  We currently project that annual retail electricity sales in kWh will increase in the range of 0 - 1% for 2018 and increase on average in the range of 0.5 - 1.5% during 2018 through 2020, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A slower recovery of the Arizona economy or acceleration of the expected effects of customer conservation, energy efficiency or distributed renewable generation initiatives could further impact these estimates.

Actual sales growth, excluding weather-related variations, may differ from our projections as a result of numerous factors, such as economic conditions, customer growth, usage patterns and energy conservation, impacts of energy efficiency programs and growth in DG, and responses to retail price changes.  Based on past experience, a reasonable range of variation in our kWh sales projections attributable to such economic factors under normal business conditions can result in increases or decreases in annual net income of up to approximately $15 million.

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

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions and non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities. On December 22, 2017, the Tax Act was enacted and is generally effective on January 1, 2018. Changes which will impact the Company include a reduction in the corporate tax rate to 21%, revisions to the rules related to tax bonus depreciation, limitations on interest deductibility and an associated exception for certain public utilities, and requirements that certain excess deferred tax amounts of regulated utilities be normalized. (See Note 15 for details of the impacts on the Company as of December 31, 2017.) In APS's recent general retail rate case, the ACC approved a Tax Expense Adjustor Mechanism which will be used to pass through the income tax effects to retail customers of the Tax Act. (See Note 4 for details of the TEAM.)

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

Operating Results — Three-month period ended September 30, 2018 compared with three-month period ended September 30, 2017.

Our consolidated net income attributable to common shareholders for the three months ended September 30, 2018 was $315 million, compared with consolidated net income attributable to common shareholders of $276 million for the prior-year period.  The results reflect an increase of approximately $38 million for the regulated electricity segment primarily due to the effects of weather and lower federal income tax rates, net of the related customer refunds. These increases were partially offset by higher operations and maintenance primarily due to an increase in public outreach costs associated with the ballot initiative and higher depreciation and amortization primarily due to increased depreciation rates and plant in service.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended September 30,
	2018	2017	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$877	$869	$8
Operations and maintenance	(246)	(229)	(17)
Depreciation and amortization	(146)	(134)	(12)
Taxes other than income taxes	(51)	(45)	(6)
Pension and other postretirement non-service credits - net	12	7	5
All other income and expenses, net	14	7	7
Interest charges, net of allowance for borrowed funds used during construction	(56)	(50)	(6)
Income taxes	(85)	(144)	59
Less income related to noncontrolling interests (Note 6)	(5)	(5)	—
Regulated electricity segment income	314	276	38
All other	1	—	1
Net Income Attributable to Common Shareholders	$315	$276	$39

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $8 million higher for the three months ended September 30, 2018 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Effects of weather	$44	$10	$34
Impacts of retail regulatory settlement effective August 19, 2017 (Note 4)
Increase in net retail base rates	30	—	30
Change in residential rate design and seasonal rates (a)	(28)	—	(28)
Higher transmission revenues (Note 4)	8	—	8
Refunds due to lower Federal corporate income tax rate (Note 4)	(51)	—	(51)
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	70	69	1
Higher retail revenue due to higher customer growth and changes in customer usage patterns partially offset by the impacts of energy efficiency and distributed generation	13	3	10
Miscellaneous items, net	3	(1)	4
Total	$89	$81	$8

(a) As part of the 2017 Settlement Agreement, rate design changes were implemented that moved some  revenue responsibility from summer to non-summer months. The change was made to better align revenue collections with costs of service.

Operations and maintenance.  Operations and maintenance expenses increased $17 million for the three months ended September 30, 2018 compared with the prior-year period primarily because of:

•	An increase of $13 million related to public outreach costs at the parent company primarily associated with the ballot initiative (see Note 4);

•	An increase of $5 million in transmission, distribution, and customer service costs primarily due to maintenance costs;

•	An increase of $3 million for costs related to information technology;

•	An increase of $3 million to inform customers about APS's clean energy focus;

•	A decrease of $4 million related to employee benefit cost; and

•	A decrease of $3 million related to miscellaneous other factors.

Depreciation and amortization.  Depreciation and amortization expenses were $12 million higher for the three months ended September 30, 2018 compared with the prior-year period primarily related to increased depreciation and amortization rates of $9 million and increased plant in service of $3 million.

Taxes other than income taxes.  Taxes other than income taxes were $6 million higher for the three months ended September 30, 2018 compared with the prior-year period primarily due to higher property values and the amortization of our property tax deferral regulatory asset.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $5 million higher for the three months ended September 30, 2018 compared to the prior-year period primarily due to higher market returns and the adoption of new pension and other postretirement accounting guidance in 2018 (see Notes 5 and 13).

All other income and expenses, net.  All other income and expenses, net were $7 million higher for the three months ended September 30, 2018 compared with the prior-year period primarily due to the debt return on the Four Corners SCR deferrals (Note 4).

Interest charges, net of allowance for borrowed funds used during construction. Interest charges, net of allowance for borrowed funds used during construction, were $6 million higher for the three months ended September 30, 2018 compared with the prior-year period primarily due to higher debt balances in the current period.

Income taxes.  Income taxes were $59 million lower for the three months ended September 30, 2018 compared with the prior-year period primarily due to the effects of the federal tax reform and lower pretax income in the current year period.

Operating Results — Nine-month period ended September 30, 2018 compared with nine-month period ended September 30, 2017.

Our consolidated net income attributable to common shareholders for the nine months ended September 30, 2018 was $485 million, compared with consolidated net income attributable to common shareholders of $467 million for the prior-year period.  The results reflect an increase of approximately $19 million for the regulated electricity segment primarily due to higher revenue resulting from the retail regulatory settlement effective August 19, 2017 and higher transmission revenues. These increases were partially offset by higher operations and maintenance resulting from increased planned outage costs, increased public outreach costs associated with the ballot initiative and higher depreciation and amortization primarily due to increased depreciation rates.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Nine Months Ended September 30,
	2018	2017	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$2,067	$2,012	$55
Operations and maintenance	(769)	(670)	(99)
Depreciation and amortization	(435)	(386)	(49)
Taxes other than income taxes	(158)	(132)	(26)
Pension and other postretirement non-service credits - net	37	20	17
All other income and expenses, net	46	19	27
Interest charges, net of allowance for borrowed funds used during construction	(162)	(147)	(15)
Income taxes	(127)	(236)	109
Less income related to noncontrolling interests (Note 6)	(15)	(15)	—
Regulated electricity segment income	484	465	19
All other	1	2	(1)
Net Income Attributable to Common Shareholders	$485	$467	$18

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $55 million higher for the nine months ended September 30, 2018 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Impacts of retail regulatory settlement effective August 19, 2017 (Note 4)
Increase in net retail base rates	$104	$—	$104
Change in residential rate design and seasonal rates (a)	(18)	—	(18)
Higher transmission revenues (Note 4)	26	—	26
Higher renewable energy regulatory surcharges and lower purchased power, partially offset in operations and maintenance costs	12	(6)	18
Effects of weather	8	—	8
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	100	90	10
Refunds due to lower Federal corporate income tax rate (Note 4)	(111)	—	(111)
Higher retail sales due to customer growth and changes in customer usage patterns and related pricing partially offset by the impacts of energy efficiency and distributed generation	9	—	9
Miscellaneous items, net	2	(7)	9
Total	$132	$77	$55

(a) As part of the 2017 Settlement Agreement, rate design changes were implemented that moved some  revenue responsibility from summer to non-summer months. The change was made to better align revenue collections with costs of service.

Operations and maintenance.  Operations and maintenance expenses increased $99 million for the nine months ended September 30, 2018 compared with the prior-year period primarily because of:

•	An increase of $28 million in fossil generation costs primarily due to higher planned outage and operating costs;

•	An increase of $23 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•	An increase of $24 million related to public outreach costs at the parent company primarily associated with the ballot initiative (see Note 4);

•	An increase of $15 million in transmission, distribution, and customer service costs primarily due to maintenance costs;

•	An increase of $9 million for costs related to information technology;

•	An increase of $5 million to inform customers about APS's clean energy focus; and

•	A decrease of $5 million related to the absence of the Navajo Plant capital projects canceled in 2017 due to expected plant retirement, which were deferred for regulatory recovery in depreciation.

Depreciation and amortization.  Depreciation and amortization expenses were $49 million higher for the nine months ended September 30, 2018 compared with the prior-year period primarily related to increased depreciation and amortization rates of $38 million, increased plant in service of $6 million and the absence of the regulatory deferral of the canceled capital projects in 2017 associated with the expected Navajo Plant retirement of $5 million.

Taxes other than income taxes.  Taxes other than income taxes were $26 million higher for the nine months ended September 30, 2018 compared with the prior-year period primarily due to higher property values and the amortization of our property tax deferral regulatory asset.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $17 million higher for the nine months ended September 30, 2018 compared to the prior-year period primarily due to higher market returns and the adoption of new pension and other postretirement accounting guidance in 2018 (see Notes 5 and 13).

All other income and expenses, net.  All other income and expenses, net were $27 million higher for the nine months ended September 30, 2018 compared with the prior-year period primarily due to the debt return on the Four Corners SCR deferrals (Note 4) and increased allowance for equity funds used during construction.

Interest charges, net of allowance for borrowed funds used during construction. Interest charges, net of allowance for borrowed funds used during construction, were $15 million higher for the nine months ended September 30, 2018 compared with the prior-year period primarily due to higher debt balances in the current period.

Income taxes.  Income taxes were $109 million lower for the nine months ended September 30, 2018 compared with the prior-year period primarily due to the effects of the federal tax reform and the effects of lower pretax income in the current year period.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At September 30, 2018, APS’s common equity ratio, as defined, was 53%.  Its total shareholder equity was approximately $5.6 billion, and total capitalization was approximately $10.6 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $4.2 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

On December 22, 2017, the Tax Act was enacted.  As a result of this legislation, bonus depreciation is no longer available for regulated public utility company property acquired, or that commenced construction, after September 27, 2017. The final legislative language contains a transition rule for property which was acquired, or under construction, prior to September 28, 2017 which would allow at least some part of APS’s capital projects under construction at that time to continue to qualify for bonus depreciation under pre-Act rules. However, because of current ambiguities regarding the scope of this transition rule, it is unclear how much of APS’s capital projects which were under construction prior to September 28, 2017, will qualify. In August 2018, Treasury proposed regulations that would clarify bonus depreciation rules under the Tax Act for property placed in service after September 27, 2017. While the proposed regulations themselves are ambiguous with respect to property placed in service on or after January 1, 2018, the Company currently believes the continued availability of bonus depreciation for property under construction prior to September 28, 2017 will generate $100-$120 million of cash tax benefits in 2018 and 2019. Due to the ambiguities in the proposed regulations these cash tax benefits may change. The cash generated by bonus depreciation is an acceleration of the tax benefits that APS would have otherwise received over 20 years and reduces rate base for ratemaking purposes. At Pinnacle West Consolidated, when coupled with a lower 21 percent corporate tax rate, the continued availability of bonus depreciation to this transition period property is expected to delay until 2020 full cash realization of approximately $51 million of currently unrealized Investment Tax Credits and other tax credits, which are recorded as a deferred tax asset on the Condensed Consolidated Balance Sheets as of September 30, 2018.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 (dollars in millions):

Pinnacle West Consolidated

	Nine Months Ended September 30,		Net
	2018	2017	Change
Net cash flow provided by operating activities	$960	$772	$188
Net cash flow used for investing activities	(913)	(1,040)	127
Net cash flow provided by financing activities	4	270	(266)
Net increase in cash and cash equivalents	$51	$2	$49

Arizona Public Service Company

	Nine Months Ended September 30,		Net
	2018	2017	Change
Net cash flow provided by operating activities	$988	$805	$183
Net cash flow used for investing activities	(906)	(1,018)	112
Net cash flow provided by (used for) financing activities	(31)	215	(246)
Net increase in cash and cash equivalents	$51	$2	$49

Operating Cash Flows

Nine-month period ended September 30, 2018 compared with nine-month period ended September 30, 2017.  Pinnacle West’s consolidated net cash provided by operating activities was $960 million in 2018 and $772 million in 2017. The increase of $188 million in net cash provided is primarily due to higher cash receipts from operating activities and lower other cash payments, partially offset by higher payments for operations and maintenance.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 117% funded as of January 1, 2018 and 115% as of January 1, 2017.  Under GAAP, the qualified pension plan was 95% funded as of January 1, 2018 and 88% funded as of January 1, 2017. See Note 5 for additional details. The assets in the plan are primarily comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have made voluntary contributions of $50 million to our pension plan year-to-date in 2018. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $250 million during the 2018-2020 period. We do not expect to make any contributions over the next three years to our other postretirement benefit plans. Year to date in 2018, the Company was reimbursed $72 million for prior years retiree medical claims from the other postretirement benefit plan trust assets.

Investing Cash Flows

Nine-month period ended September 30, 2018 compared with nine-month period ended September 30, 2017.  Pinnacle West’s consolidated net cash used for investing activities was $913 million in 2018, compared to $1,040 million in 2017, a decrease of $127 million in net cash used primarily related to decreased capital expenditures. The difference between APS and Pinnacle West's net cash used for investing activities primarily relates to Pinnacle West cash payments for 4CA's capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2018	2019	2020
APS
Generation:
Clean:
Nuclear Fuel	$71	$72	$64
Nuclear Generation	70	70	68
Renewables	10	16	17
Environmental	80	30	43
New Gas Generation	119	13	—
Other Generation	168	108	115
Distribution	467	518	598
Transmission	147	201	167
Other (a)	74	125	139
Total APS	$1,206	$1,153	$1,211

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

Financing Cash Flows and Liquidity

Nine-month period ended September 30, 2018 compared with nine-month period ended September 30, 2017.  Pinnacle West’s consolidated net cash provided by financing activities was $4 million in 2018, compared to $270 million of net cash provided in 2017, a decrease of $266 million in net cash provided.  The decrease in net cash provided by financing activities includes $254 million lower issuances of long-term debt and higher long-term debt repayments of $82 million through September 30, 2018, which are partially offset by $79 million of higher net short-term borrowings. The difference between APS and Pinnacle West's net cash provided by financing activities primarily relates to short-term borrowings and repayments at Pinnacle West on behalf of 4CA.

Significant Financing Activities.  On October 18, 2018, the Pinnacle West Board of Directors declared a dividend of $0.7375 per share of common stock, payable on December 3, 2018 to shareholders of record on November 1, 2018. This represents an increase in the indicated annual dividend from $2.78 per share to $2.95 per share.

On May 30, 2018, APS purchased all $32 million of Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series C, due 2029. These bonds were classified as current maturities of long-term debt on our Consolidated Balance Sheets at December 31, 2017.

On June 26, 2018, APS repaid at maturity APS’s $50 million term loan facility.

On August 9, 2018, APS issued $300 million of 4.20% unsecured senior notes that mature on August 15, 2048. The net proceeds from the sale of the notes were used to repay commercial paper borrowings.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

On June 28, 2018, Pinnacle West refinanced its 364-day $125 million unsecured revolving credit facility that would have matured on July 30, 2018 with a new 364-day $150 million credit facility that matures June 27, 2019.  Borrowings under the facility bear interest at LIBOR plus 0.70% per annum. At September 30, 2018, Pinnacle West had $79 million outstanding under the facility.

On July 12, 2018, Pinnacle West replaced its $200 million revolving credit facility that would have matured in May 2021, with a new $200 million facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. At September 30, 2018, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $49 million of commercial paper borrowings.

On July 12, 2018, APS replaced its $500 million revolving credit facility that would have matured in May 2021, with a new $500 million facility that matures in July 2023.

At September 30, 2018, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and the above-mentioned $500 million facility. APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At September 30, 2018, APS had no commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

 See "Financial Assurances" in Note 8 for a discussion of APS’s separate outstanding letters of credit and surety bonds.

Other Financing Matters. See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At September 30, 2018, the ratio was approximately 50% for Pinnacle West and 46% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of November 1, 2018 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	A3	A-	A-
Senior unsecured	A3	BBB+	A-
Commercial paper	P-2	A-2	F2
Outlook	Stable	Stable	Stable

APS
Corporate credit rating	A2	A-	A-
Senior unsecured	A2	A-	A
Commercial paper	P-1	A-2	F2
Outlook	Stable	Stable	Stable

Off-Balance Sheets Arrangements

See Note 6 for a discussion of the impacts on our financial statements of consolidating certain VIEs.

Contractual Obligations

For the nine months ended September 30, 2018, our fuel and purchased power commitments decreased approximately $166 million from amounts reported at December 31, 2017, primarily due to the amended and restated Four Corners 2016 Coal Supply Agreement effective in the second quarter of 2018. The majority of these changes relate to the years 2023 and thereafter.

Other than the items described above, there have been no material changes, as of September 30, 2018, outside the normal course of business in contractual obligations from the information provided in our 2017 Form 10-K. See Note 3 for discussion regarding changes in our long-term debt obligations.

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

OTHER ACCOUNTING MATTERS

We adopted the following new accounting standards on January 1, 2018:

•	ASU 2014-09: Revenue from Contracts with Customers, and related amendments

•	ASU 2016-01: Financial Instruments, Recognition and Measurement

•	ASU 2016-15: Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-18: Statement of Cash Flows, Restricted Cash

•	ASU 2017-01: Business Combinations, Clarifying the Definition of a Business

•	ASU 2017-05: Other Income, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

•	ASU 2017-07: Compensation-Retirement Benefits, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

•	ASU 2018-02: Income Statement-Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
We are currently evaluating the impacts of the pending adoption of the following new accounting standards:

•	ASU 2016-02: Leases, and related amendments, effective for us on January 1, 2019

•	ASU 2016-13: Financial Instruments, Measurement of Credit Losses, effective for us on January 1, 2020

•	ASU 2017-12: Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities, effective for us on January 1, 2019

•	ASU 2018-15: Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, effective for us on January 1, 2020

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the nine months ended September 30, 2018 and 2017 (dollars in millions):

	Nine Months Ended September 30,
	2018	2017
Mark-to-market of net positions at beginning of year	$(91)	$(49)
Decrease (Increase) in regulatory asset/liability	12	(37)
Recognized in OCI:
Mark-to-market losses realized during the period	2	2
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(77)	$(84)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at September 30, 2018 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, "Derivative Accounting" and "Fair Value Measurements," in Item 8 of our 2017 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2018	2019	2020	2021	2022	Total fair value
Observable prices provided by other external sources	$(11)	$(38)	$(11)	$(7)	$—	$(67)
Prices based on unobservable inputs	—	(3)	(3)	—	(4)	(10)
Total by maturity	$(11)	$(41)	$(14)	$(7)	$(4)	$(77)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 (dollars in millions):

	September 30, 2018		December 31, 2017
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) or OCI (a)
Electricity	$1	$(1)	$1	$(1)
Natural gas	35	(35)	45	(45)
Total	$36	$(36)	$46	$(46)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of September 30, 2018.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of September 30, 2018.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2018 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.                   LEGAL PROCEEDINGS

See "Business of Arizona Public Service Company — Environmental Matters" in Item 1 of the 2017 Form 10-K and Part II, Item 5 of the Pinnacle West/APS Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 with regard to pending or threatened litigation and other disputes.

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

Item 5.                OTHER INFORMATION

None.

Item 6.                 EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Pinnacle West APS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document
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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	November 8, 2018	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	November 8, 2018	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)