Form 10-Q
period 2019-03-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2019-05-01
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of April 24, 2019: 112,277,359
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of April 24, 2019: 71,264,947

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

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as "estimate," "predict," "may," "believe," "plan," "expect," "require," "intend," "assume," "project" and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2018 ("2018 Form 10-K"), Part II, Item 1A of this report and in Part I, Item 2 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report, these factors include, but are not limited to:

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

•
the direct or indirect effect on our facilities or business from cybersecurity threats or intrusions, data security breaches, terrorist attack, physical attack, severe storms, droughts, or other catastrophic events, such as fires, explosions, pandemic health events or similar occurrences;

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
These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2018 Form 10-K, in Part II, Item 1A of this report, and in Part I, Item 2 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018

OPERATING REVENUES (NOTE 2)	$740,530	$692,714

OPERATING EXPENSES
Fuel and purchased power	230,588	197,110
Operations and maintenance	245,634	265,682
Depreciation and amortization	148,707	144,825
Taxes other than income taxes	55,090	53,600
Other expenses	427	163
Total	680,446	661,380
OPERATING INCOME	60,084	31,334
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	11,188	14,079
Pension and other postretirement non-service credits - net	5,114	12,859
Other income (Note 9)	7,169	3,985
Other expense (Note 9)	(4,358)	(3,229)
Total	19,113	27,694
INTEREST EXPENSE
Interest charges	60,653	58,954
Allowance for borrowed funds used during construction	(6,665)	(6,755)
Total	53,988	52,199
INCOME BEFORE INCOME TAXES	25,209	6,829
INCOME TAXES	2,418	(1,265)
NET INCOME	22,791	8,094
Less: Net income attributable to noncontrolling interests (Note 6)	4,873	4,873
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$17,918	$3,221

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	112,337	112,017
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	112,735	112,493

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$0.16	$0.03
Net income attributable to common shareholders — diluted	$0.16	$0.03

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018

NET INCOME	$22,791	$8,094

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $0 and $96	—	(96)
Reclassification of net realized loss, net of tax benefit of $108 and $82	328	409
Pension and other postretirement benefits activity, net of tax expense of $288 and $443	879	900
Total other comprehensive income	1,207	1,213

COMPREHENSIVE INCOME	23,998	9,307
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,873

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$19,125	$4,434

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,109	$5,766
Customer and other receivables	249,568	267,887
Accrued unbilled revenues	114,077	137,170
Allowance for doubtful accounts	(2,455)	(4,069)
Materials and supplies (at average cost)	280,857	269,065
Fossil fuel (at average cost)	26,294	25,029
Assets from risk management activities (Note 7)	763	1,113
Deferred fuel and purchased power regulatory asset (Note 4)	7,583	37,164
Other regulatory assets (Note 4)	127,642	129,738
Other current assets	65,951	56,128
Total current assets	876,389	924,991
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 11 and 12)	919,309	851,134
Other special use funds (Notes 11 and 12)	238,207	236,101
Other assets	99,446	103,247
Total investments and other assets	1,256,962	1,190,482
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	18,763,499	18,736,628
Accumulated depreciation and amortization	(6,398,512)	(6,366,014)
Net	12,364,987	12,370,614
Construction work in progress	1,233,018	1,170,062
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	104,808	105,775
Intangible assets, net of accumulated amortization	267,998	262,902
Nuclear fuel, net of accumulated amortization	142,610	120,217
Total property, plant and equipment	14,113,421	14,029,570
DEFERRED DEBITS
Regulatory assets (Note 4)	1,321,507	1,342,941
Operating lease right-of-use assets (Note 16)	193,897	—
Assets for other postretirement benefits (Note 5)	52,674	46,906
Other	39,257	129,312
Total deferred debits	1,607,335	1,519,159

TOTAL ASSETS	$17,854,107	$17,664,202

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2019	December 31, 2018
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$263,656	$277,336
Accrued taxes	199,949	154,819
Accrued interest	50,074	61,107
Common dividends payable	—	82,675
Short-term borrowings (Note 3)	244,050	76,400
Current maturities of long-term debt (Note 3)	250,000	500,000
Customer deposits	87,263	91,174
Liabilities from risk management activities (Note 7)	33,289	35,506
Liabilities for asset retirements	22,823	19,842
Operating lease liabilities (Note 16)	65,435	—
Regulatory liabilities (Note 4)	260,404	165,876
Other current liabilities	114,361	184,229
Total current liabilities	1,591,304	1,648,964
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	4,886,108	4,638,232
DEFERRED CREDITS AND OTHER
Deferred income taxes	1,811,689	1,807,421
Regulatory liabilities (Note 4)	2,272,082	2,325,976
Liabilities for asset retirements	712,885	706,703
Liabilities for pension benefits (Note 5)	384,492	443,170
Liabilities from risk management activities (Note 7)	14,844	24,531
Customer advances	155,894	137,153
Coal mine reclamation	214,037	212,785
Deferred investment tax credit	200,052	200,405
Unrecognized tax benefits	26,042	22,517
Operating lease liabilities (Note 16)	53,704	—
Other	149,249	147,640
Total deferred credits and other	5,994,970	6,028,301
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 112,340,322 and 112,159,896 issued at respective dates	2,644,063	2,634,265
Treasury stock at cost; 63,271 and 58,135 shares at respective dates	(5,586)	(4,825)
Total common stock	2,638,477	2,629,440
Retained earnings	2,659,086	2,641,183
Accumulated other comprehensive loss	(46,501)	(47,708)
Total shareholders’ equity	5,251,062	5,222,915
Noncontrolling interests (Note 6)	130,663	125,790
Total equity	5,381,725	5,348,705

TOTAL LIABILITIES AND EQUITY	$17,854,107	$17,664,202
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,791	$8,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	167,801	163,566
Deferred fuel and purchased power	16,709	(18,950)
Deferred fuel and purchased power amortization	12,872	20,002
Allowance for equity funds used during construction	(11,188)	(14,079)
Deferred income taxes	3,620	(229)
Deferred investment tax credit	(353)	(147)
Stock compensation	12,074	10,537
Changes in current assets and liabilities:
Customer and other receivables	15,476	89,518
Accrued unbilled revenues	23,093	(6,555)
Materials, supplies and fossil fuel	(13,057)	(16,607)
Other current assets	(10,115)	(664)
Accounts payable	26,593	(25,738)
Accrued taxes	45,130	45,984
Other current liabilities	(86,250)	(12,030)
Change in other long-term assets	(65,470)	(3,765)
Change in other long-term liabilities	13,706	(72,065)
Net cash flow provided by operating activities	173,432	166,872
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(259,792)	(361,037)
Contributions in aid of construction	7,938	8,569
Allowance for borrowed funds used during construction	(6,665)	(6,755)
Proceeds from nuclear decommissioning trust sales and other special use funds	179,048	130,456
Investment in nuclear decommissioning trust and other special use funds	(179,618)	(131,027)
Other	4,576	(1,299)
Net cash flow used for investing activities	(254,513)	(361,093)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	497,324	—
Short-term borrowing and payments — net	172,650	263,500
Short-term debt borrowings under revolving credit facility	—	36,000
Short-term debt repayments under revolving credit facility	(5,000)	(25,000)
Dividends paid on common stock	(80,897)	(75,903)
Repayment of long-term debt	(500,000)	—
Common stock equity issuance - net of purchases	(2,653)	(2,828)
Net cash flow provided by financing activities	81,424	195,769
NET INCREASE IN CASH AND CASH EQUIVALENTS	343	1,548
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,766	13,892
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,109	$15,440
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2018	111,816,170	$2,614,805	(64,463)	$(5,624)	$2,442,511	$(45,002)	$129,040	$5,135,730
Net income		—		—	3,221	—	4,873	8,094
Other comprehensive income		—		—	—	1,213	—	1,213
Dividends on common stock		—		—	(16)	—	—	(16)
Issuance of common stock	145,793	5,456		—	—	—	—	5,456
Purchase of treasury stock (a)		—	(81,177)	(6,277)	—	—	—	(6,277)
Reissuance of treasury stock for stock-based compensation and other		—	116,543	9,470	—	—	1	9,471
Reclassification of income tax effects related to new tax reform (b)		—		—	8,552	(8,552)	—	—
Balance, March 31, 2018	111,961,963	$2,620,261	(29,097)	$(2,431)	$2,454,268	$(52,341)	$133,914	$5,153,671

Balance, January 1, 2019	112,159,896	$2,634,265	(58,135)	$(4,825)	$2,641,183	$(47,708)	$125,790	$5,348,705
Net income		—		—	17,918	—	4,873	22,791
Other comprehensive income		—		—	—	1,207	—	1,207
Dividends on common stock		—		—	(15)	—	—	(15)
Issuance of common stock	180,426	9,798		—	—	—	—	9,798
Purchase of treasury stock (a)		—	(75,791)	(6,882)	—	—	—	(6,882)
Reissuance of treasury stock for stock-based compensation and other		—	70,655	6,121	—	—	—	6,121
Balance, March 31, 2019	112,340,322	$2,644,063	(63,271)	$(5,586)	$2,659,086	$(46,501)	$130,663	$5,381,725

(a)	Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

(b)
In 2018, the Company adopted new accounting guidance and elected to reclassify income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018

OPERATING REVENUES	$740,530	$692,006

OPERATING EXPENSES
Fuel and purchased power	230,588	202,010
Operations and maintenance	240,375	254,601
Depreciation and amortization	148,685	144,112
Taxes other than income taxes	55,078	53,242
Other expenses	427	163
Total	675,153	654,128
OPERATING INCOME	65,377	37,878
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	11,188	14,079
Pension and other postretirement non-service credits - net	5,499	13,197
Other income (Note 9)	6,416	3,772
Other expense (Note 9)	(3,878)	(2,945)
Total	19,225	28,103
INTEREST EXPENSE
Interest charges	56,665	56,158
Allowance for borrowed funds used during construction	(6,665)	(6,755)
Total	50,000	49,403
INCOME BEFORE INCOME TAXES	34,602	16,578
INCOME TAXES	1,453	2,106
NET INCOME	33,149	14,472
Less: Net income attributable to noncontrolling interests (Note 6)	4,873	4,873
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$28,276	$9,599

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018

NET INCOME	$33,149	$14,472

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $0 and $96	—	(96)
Reclassification of net realized loss, net of tax benefit of $108 and $82	328	409
Pension and other postretirement benefits activity, net of tax expense of $247 and $306	752	857
Total other comprehensive income	1,080	1,170

COMPREHENSIVE INCOME	34,229	15,642
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,873

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$29,356	$10,769

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2019	December 31, 2018
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$18,760,012	$18,733,142
Accumulated depreciation and amortization	(6,395,265)	(6,362,771)
Net	12,364,747	12,370,371

Construction work in progress	1,233,018	1,170,062
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	104,808	105,775
Intangible assets, net of accumulated amortization	267,842	262,746
Nuclear fuel, net of accumulated amortization	142,610	120,217
Total property, plant and equipment	14,113,025	14,029,171

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 11 and 12)	919,309	851,134
Other special use funds (Notes 11 and 12)	238,207	236,101
Other assets	42,090	40,817
Total investments and other assets	1,199,606	1,128,052

CURRENT ASSETS
Cash and cash equivalents	6,080	5,707
Customer and other receivables	238,270	257,654
Accrued unbilled revenues	114,077	137,170
Allowance for doubtful accounts	(2,455)	(4,069)
Materials and supplies (at average cost)	280,857	269,065
Fossil fuel (at average cost)	26,294	25,029
Assets from risk management activities (Note 7)	763	1,113
Deferred fuel and purchased power regulatory asset (Note 4)	7,583	37,164
Other regulatory assets (Note 4)	127,642	129,738
Other current assets	44,417	35,111
Total current assets	843,528	893,682

DEFERRED DEBITS
Regulatory assets (Note 4)	1,321,507	1,342,941
Operating lease right-of-use assets (Note 16)	191,957	—
Assets for other postretirement benefits (Note 5)	48,961	43,212
Other	38,299	128,265
Total deferred debits	1,600,724	1,514,418

TOTAL ASSETS	$17,756,883	$17,565,323

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2019	December 31, 2018
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,721,696	2,721,696
Retained earnings	2,816,532	2,788,256
Accumulated other comprehensive loss	(26,027)	(27,107)
Total shareholder equity	5,690,363	5,661,007
Noncontrolling interests (Note 6)	130,663	125,790
Total equity	5,821,026	5,786,797
Long-term debt less current maturities (Note 3)	4,437,155	4,189,436
Total capitalization	10,258,181	9,976,233
CURRENT LIABILITIES
Short-term borrowings (Note 3)	157,500	—
Current maturities of long-term debt (Note 3)	250,000	500,000
Accounts payable	257,124	266,277
Accrued taxes	230,591	176,357
Accrued interest	47,585	60,228
Common dividends payable	—	82,700
Customer deposits	87,263	91,174
Liabilities from risk management activities (Note 7)	33,289	35,506
Liabilities for asset retirements	22,823	19,842
Operating lease liabilities (Note 16)	65,267	—
Regulatory liabilities (Note 4)	260,404	165,876
Other current liabilities	114,665	178,137
Total current liabilities	1,526,511	1,576,097
DEFERRED CREDITS AND OTHER
Deferred income taxes	1,815,368	1,812,664
Regulatory liabilities (Note 4)	2,272,082	2,325,976
Liabilities for asset retirements	712,885	706,703
Liabilities for pension benefits (Note 5)	367,296	425,404
Liabilities from risk management activities (Note 7)	14,844	24,531
Customer advances	155,894	137,153
Coal mine reclamation	214,037	212,785
Deferred investment tax credit	200,052	200,405
Unrecognized tax benefits	42,084	41,861
Operating lease liabilities (Note 16)	51,805	—
Other	125,844	125,511
Total deferred credits and other	5,972,191	6,012,993
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
TOTAL LIABILITIES AND EQUITY	$17,756,883	$17,565,323

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,149	$14,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	167,779	162,853
Deferred fuel and purchased power	16,709	(18,950)
Deferred fuel and purchased power amortization	12,872	20,002
Allowance for equity funds used during construction	(11,188)	(14,079)
Deferred income taxes	(1,205)	533
Deferred investment tax credit	(353)	(147)
Changes in current assets and liabilities:
Customer and other receivables	16,541	90,647
Accrued unbilled revenues	23,093	(6,555)
Materials, supplies and fossil fuel	(13,057)	(16,747)
Other current assets	(9,598)	(1,237)
Accounts payable	30,774	(24,592)
Accrued taxes	54,234	54,106
Other current liabilities	(81,627)	(15,771)
Change in other long-term assets	(64,516)	3,722
Change in other long-term liabilities	14,525	(70,928)
Net cash flow provided by operating activities	188,132	177,329
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(259,446)	(355,039)
Contributions in aid of construction	7,938	8,569
Allowance for borrowed funds used during construction	(6,665)	(6,755)
Proceeds from nuclear decommissioning trust sales and other special use funds	179,048	130,456
Investment in nuclear decommissioning trust and other special use funds	(179,618)	(131,027)
Other	(1,140)	(1,183)
Net cash flow used for investing activities	(259,883)	(354,979)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	497,324	—
Short-term borrowings and payments — net	157,500	255,500
Short-term debt borrowings under revolving credit facility	—	25,000
Short-term debt repayments under revolving credit facility	—	(25,000)
Repayment of long-term debt	(500,000)	—
Dividends paid on common stock	(82,700)	(77,700)
Net cash flow provided by financing activities	72,124	177,800
NET INCREASE IN CASH AND CASH EQUIVALENTS	373	150
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,707	13,851
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,080	$14,001

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2018	71,264,947	$178,162	$2,571,696	$2,533,954	$(26,983)	$129,040	$5,385,869
Net income		—	—	9,599	—	4,873	14,472
Other comprehensive income		—	—	—	1,170	—	1,170
Other		—	—	—	—	1	1
Reclassification of income tax effects related to new tax reform (a)		—	—	5,038	(5,038)	—	—
Balance, March 31, 2018	71,264,947	$178,162	$2,571,696	$2,548,591	$(30,851)	$133,914	$5,401,512

Balance, January 1, 2019	71,264,947	$178,162	$2,721,696	$2,788,256	$(27,107)	$125,790	$5,786,797
Net income		—	—	28,276	—	4,873	33,149
Other comprehensive income		—	—	—	1,080	—	1,080
Balance, March 31, 2019	71,264,947	$178,162	$2,721,696	$2,816,532	$(26,027)	$130,663	$5,821,026

(a)	In 2018, the Company adopted new accounting guidance and elected to reclassify income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings.
The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Consolidation and Nature of Operations

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

Our condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such regulations, although we believe that the disclosures provided are adequate to make the interim information presented not misleading. The accompanying condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our 2018 Form 10-K.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Cash paid during the period for:
Income taxes, net of refunds	$1	$—
Interest, net of amounts capitalized	63,764	56,026
Significant non-cash investing and financing activities:
Accrued capital expenditures	$95,879	$86,991
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	2,293	—

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Cash paid during the period for:
Income taxes, net of refunds	$—	$—
Interest, net of amounts capitalized	61,387	54,873
Significant non-cash investing and financing activities:
Accrued capital expenditures	$95,879	$86,944
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	2,293	—

2.    Revenue

Sources of Revenue

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides detail of Pinnacle West's consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Retail residential electric service	$351,566	$316,675
Retail non-residential electric service	332,668	343,189
Wholesale energy sales	36,452	12,089
Transmission services for others	15,249	14,845
Other sources	4,595	5,916
Total operating revenues	$740,530	$692,714

Revenue Activities

Our revenues are primarily derived from activities that are classified as revenues from contracts with customers. This includes sales of electricity to our regulated retail customers and wholesale and transmission activities. Our revenues from contracts with customers for the three months ended March 31, 2019 and 2018 were $721 million and $683 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three months ended March 31, 2019 and 2018, our revenues that do not qualify as revenue from contracts with customers were $20 million and $10 million, respectively. This relates primarily to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of March 31, 2019 or December 31, 2018.

3.	Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

At March 31, 2019, Pinnacle West had a 364-day $150 million revolving credit facility that matures June 27, 2019.  Borrowings under the facility bear interest at LIBOR plus 0.70% per annum. At March 31, 2019, Pinnacle West had $49 million in outstanding borrowings under the facility.

At March 31, 2019, Pinnacle West had a $200 million revolving credit facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West's senior unsecured debt credit ratings. The facility is available to support Pinnacle West's $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At March 31, 2019,

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $38 million of commercial paper borrowings.

APS

On February 26, 2019, APS entered into a $200 million term loan agreement that matures August 26, 2020. APS used the proceeds to repay existing indebtedness. Borrowings under the agreement bear interest at LIBOR plus 0.50% per annum.

On February 28, 2019, APS issued $300 million of 4.25% unsecured senior notes that mature on March 1, 2049. The net proceeds from the sale, together with funds made available from the term loan described above, were used to repay existing indebtedness.

On March 1, 2019, APS repaid at maturity $500 million aggregate principal amount of its 8.75% senior notes.

At March 31, 2019, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and a $500 million facility that matures in July 2023.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2019, APS had $158 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

See "Financial Assurances" in Note 8 for a discussion of APS’s other outstanding letters of credit.

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of March 31, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$448,953	$446,835	$448,796	$443,955
APS	4,687,155	4,942,057	4,689,436	4,789,608
Total	$5,136,108	$5,388,892	$5,138,232	$5,233,563

4.	Regulatory Matters

Retail Rate Case Filing with the Arizona Corporation Commission

On June 1, 2016, APS filed an application with the ACC for an annual increase in retail base rates. On March 27, 2017, a majority of the stakeholders in the general retail rate case, including the ACC Staff, the Residential Utility Consumer Office, limited income advocates and private rooftop solar organizations signed a settlement agreement (the "2017 Settlement Agreement") and filed it with the ACC. The 2017 Settlement

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Agreement provides for a net retail base rate increase of $94.6 million, excluding the transfer of adjustor balances, consisting of: (1) a non-fuel, non-depreciation, base rate increase of $87.2 million per year; (2) a base rate decrease of $53.6 million attributable to reduced fuel and purchased power costs; and (3) a base rate increase of $61.0 million due to changes in depreciation schedules. The average annual customer bill impact under the 2017 Settlement Agreement was calculated as an increase of 3.28% (the average annual bill impact for a typical APS residential customer was calculated as an increase of 4.54%).

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

On January 3, 2018, an APS customer filed a petition with the ACC that was determined by the ACC Staff to be a complaint filed pursuant to Arizona Revised Statute §40-246 (the “Complaint”) and not a request for rehearing. Arizona Revised Statute §40-246 requires the ACC to hold a hearing regarding any complaint alleging that a public service corporation is in violation of any commission order or that the rates being charged are not just and reasonable if the complaint is signed by at least twenty-five customers of the public service corporation. The Complaint alleged that APS is “in violation of commission order” [sic]. On February 13, 2018, the complainant filed an amended Complaint alleging that the rates and charges in the 2017 Rate Case Decision are not just and reasonable.  The complainant requested that the ACC hold a hearing on the amended Complaint to determine if the average bill impact on residential customers of the rates and charges approved in the 2017 Rate Case Decision is greater than 4.54% (the average annual bill impact for a typical APS residential customer estimated by APS) and, if so, what effect the alleged greater bill impact has on APS's revenues and the overall reasonableness and justness of APS's rates and charges, in order to determine if there is sufficient evidence to warrant a full-scale rate hearing.  The ACC held a hearing on this matter beginning in September 2018 and the hearing was concluded on October 1, 2018. Post-hearing briefing was concluded on December 14, 2018. On April 9, 2019, the Administrative Law Judge issued a Recommended Opinion and Order recommending that the Complaint be dismissed. On April 22, 2019, the Administrative Law Judge issued a proposed amendment to the Recommended Opinion and Order which proposes that APS credit back to customers the $5 million Demand Side Management Adjustor Charge ("DSMAC") funds used by APS to educate ratepayers on the new rates and that APS ratepayers will be held harmless from expenditures made by APS for targeted outreach and education in any future rate case. APS cannot predict the outcome of this matter.

On December 24, 2018, certain ACC Commissioners filed a letter stating that because the ACC had received a substantial number of complaints that the rate increase authorized by the 2017 Rate Case Decision was much more than anticipated, they believe there is a possibility that APS is earning more than was authorized by the 2017 Rate Case Decision.  Accordingly, the ACC Commissioners requested the ACC Staff to perform a rate review of APS using calendar year 2018 as a test year and file a report by May 3, 2019. The ACC Commissioners also asked the ACC Staff to evaluate APS’s efforts to educate its customers regarding the new rates approved in the 2017 Rate Case Decision.  On January 9, 2019, the ACC Commissioners voted to open a docket for this matter.  On April 23, 2019, the ACC Staff indicated that they may need some additional time beyond May 3, 2019 to file the requested report. APS does not believe that the rate review will have a material impact on our current financial position, results of operations or cash flows.  However, depending

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

upon the results of the rate review, the ACC may take further actions, including potentially reopening the 2017 Rate Case Decision.  APS cannot predict the outcome of this matter.

Cost Recovery Mechanisms

APS has received regulatory decisions that allow for more timely recovery of certain costs outside of a general retail rate case through the following recovery mechanisms.

Renewable Energy Standard.  In 2006, the ACC approved the RES.  Under the RES, electric utilities that are regulated by the ACC must supply an increasing percentage of their retail electric energy sales from eligible renewable resources, including solar, wind, biomass, biogas and geothermal technologies.  In order to achieve these requirements, the ACC allows APS to include a RES surcharge as part of customer bills to recover the approved amounts for use on renewable energy projects.  Each year APS is required to file a five-year implementation plan with the ACC and seek approval for funding the upcoming year’s RES budget. In 2015, the ACC revised the RES rules to allow the ACC to consider all available information, including the number of rooftop solar arrays in a utility’s service territory, to determine utility compliance with the RES.

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

On November 20, 2017, APS filed an updated 2018 RES budget to include budget adjustments for APS Solar Communities (formerly known as AZ Sun II), which was approved as part of the 2017 Rate Case Decision. APS Solar Communities is a 3-year program authorizing APS to spend $10 million to $15 million in capital costs each year to install utility-owned DG systems for low to moderate income residential homes, buildings of non-profit entities, Title I schools and rural government facilities. The 2017 Rate Case Decision provided that all operations and maintenance expenses, property taxes, marketing and advertising expenses, and the capital carrying costs for this program will be recovered through the RES. On June 12, 2018, the ACC approved the 2018 RES Implementation Plan including a waiver of the distributed energy requirements for the 2018 implementation year.

On June 29, 2018, APS filed its 2019 RES Implementation Plan and proposed a budget of approximately $89.9 million.  APS’s budget request supports existing approved projects and commitments and requests a permanent waiver of the residential distributed energy requirement for 2019 contained in the RES rules. The ACC has not yet ruled on the 2019 RES Implementation Plan.

In September 2016, the ACC initiated a proceeding which will examine the possible modernization and expansion of the RES. On January 30, 2018, ACC Commissioner Tobin proposed a plan in this proceeding which would broaden the RES to include a series of energy policies tied to clean energy sources (the "Energy Modernization Plan"). The Energy Modernization Plan would replace the current RES standard with a new standard called the Clean Resource Energy Standard and Tariff ("CREST"), which incorporates the proposals in the Energy Modernization Plan.  A set of draft CREST rules for the ACC’s consideration was issued by Commissioner Tobin’s office on July 5, 2018. See "Energy Modernization Plan" below for more information.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Demand Side Management Adjustor Charge.  The ACC Electric Energy Efficiency Standards require APS to submit a Demand Side Management Implementation Plan ("DSM Plan") annually for review by and approval of the ACC. Verified energy savings from APS's resource savings projects can be counted toward compliance with the Electric Energy Efficiency Standards; however, APS is not allowed to count savings from systems savings projects toward determination of the achievement of performance incentives, nor may APS include savings from these system savings projects in the calculation of its Lost Fixed Cost Recovery Mechanism (“LFCR”) mechanism.

On September 1, 2017, APS filed its 2018 DSM Plan, which proposes modifications to the demand side management portfolio to better meet system and customer needs by focusing on peak demand reductions, storage, load shifting and demand response programs in addition to traditional energy savings measures. The 2018 DSM Plan seeks a requested budget of $52.6 million and requests a waiver of the Electric Energy Efficiency Standard for 2018.   On November 14, 2017, APS filed an amended 2018 DSM Plan, which revised the allocations between budget items to address customer participation levels, but kept the overall budget at $52.6 million. The ACC has not yet ruled on the APS 2018 amended DSM Plan.

On December 31, 2018, APS filed its 2019 DSM Plan, which requests a budget of $34.1 million and continues APS's focus on DSM strategies such as peak demand reduction, load shifting, storage and electrification strategies. The ACC has not yet ruled on the APS 2019 DSM Plan.

 Power Supply Adjustor Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations primarily in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$37,164	$75,637
Deferred fuel and purchased power costs — current period	(16,709)	18,950
Amounts charged to customers	(12,872)	(20,002)
Ending balance	$7,583	$74,585

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

component of $0.001122 per kWh. The 2019 PSA rate is a $0.002897 per kWh decrease compared to 2018. These rates went into effect as filed on February 1, 2019.

Transmission Rates, Transmission Cost Adjustor ("TCA") and Other Transmission Matters.  In July 2008, FERC approved an Open Access Transmission Tariff for APS to move from fixed rates to a formula rate-setting methodology in order to more accurately reflect and recover the costs that APS incurs in providing transmission services.  A large portion of the rate represents charges for transmission services to serve APS's retail customers ("Retail Transmission Charges").  In order to recover the Retail Transmission Charges, APS was previously required to file an application with, and obtain approval from, the ACC to reflect changes in Retail Transmission Charges through the TCA.  Under the terms of the settlement agreement entered into in 2012 regarding APS's rate case (the "2012 Settlement Agreement"), however, an adjustment to rates to recover the Retail Transmission Charges will be made annually each June 1 and will go into effect automatically unless suspended by the ACC.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

efficiency are based on a third-party evaluation of APS’s energy efficiency programs.  DG sales losses are determined from the metered output from the DG units.

APS filed its 2017 LFCR adjustment on January 13, 2017 requesting an LFCR adjustment of $63.7 million. On April 5, 2017, the ACC approved the 2017 annual LFCR adjustment as filed, effective with the first billing cycle of April 2017. On February 15, 2018, APS filed its 2018 annual LFCR Adjustment, requesting that effective May 1, 2018, the LFCR be adjusted to $60.7 million (a $3 million per year decrease from 2017 levels). On February 6, 2019, the ACC approved the 2018 annual LFCR adjustment to become effective March 1, 2019. On February 15, 2019, APS filed its 2019 annual LFCR adjustment, requesting that effective May 1, 2019, the annual LFCR recovery amount be reduced to $36.2 million (a $24.5 million decrease from previous levels). The ACC has not yet ruled on APS’s 2019 LFCR adjustment request. Because the LFCR mechanism has a balancing account that trues up any under or over recoveries, the delay in implementation does not have an adverse effect on APS.

Tax Expense Adjustor Mechanism ("TEAM").  As part of the 2017 Settlement Agreement, the parties agreed to a rate adjustment mechanism to address potential federal income tax reform and enable the pass-through of certain income tax effects to customers. The TEAM expressly applies to APS's retail rates with the exception of a small subset of customers taking service under specially-approved tariffs. On December 22, 2017, the Tax Act was enacted.  This legislation made significant changes to the federal income tax laws including a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018.

On January 8, 2018, APS filed an application with the ACC that addressed the change in the marginal federal tax rate from 35% to 21% resulting from the Tax Act and reduces rates by $119.1 million annually through an equal cents per kWh credit ("TEAM Phase I").  On February 22, 2018, the ACC approved the reduction of rates through an equal cents per kWh credit. The rate reduction was effective for the first billing cycle in March 2018.

The impact of the TEAM Phase I, over time, is expected to be earnings neutral. However, on a quarterly basis, there is a difference between the timing and amount of the income tax benefit and the reduction in revenues refunded through the TEAM Phase I related to the lower federal income tax rate. The amount of the benefit of the lower federal income tax rate is based on quarterly pre-tax results, while the reduction in revenues refunded through the TEAM Phase I is based on a per kWh sales credit which follows our seasonal kWh sales pattern and is not impacted by earnings of the Company.

On August 13, 2018, APS filed a second request with the ACC that addressed the return of an additional $86.5 million in tax savings to customers related to the amortization of non-depreciation related excess deferred taxes previously collected from customers ("TEAM Phase II"). The ACC approved this request on March 13, 2019, effective the first billing cycle in April 2019. The impact of TEAM Phase II is expected to be earnings neutral as both the timing of the reduction in revenues refunded through TEAM Phase II and the offsetting income tax benefit are recognized based upon our seasonal kWh sales pattern.

On April 10, 2019, APS filed a third request with the ACC that addresses the amortization of depreciation related excess deferred taxes over a 28.5 year period (“TEAM Phase III”).  Over the first 36 months, TEAM Phase III is expected to return $34.5 million to customers annually, and APS has proposed this refund begin July 1, 2019.  The Company is currently in the process of seeking IRS guidance affirming the amortization method and period applicable to these depreciation related excess deferred taxes. The ACC has not yet approved TEAM Phase III.

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

In addition, the ACC made the following determinations:

•
Customers who have interconnected a DG system or submitted an application for interconnection for DG systems prior to September 1, 2017, based on APS's 2017 Rate Case Decision, will be grandfathered for a period of 20 years from the date the customer’s interconnection application was accepted by the utility;

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information Requests from Arizona Corporation Commissioners

On January 14, 2019, ACC Commissioner Kennedy opened a docket to investigate campaign expenditures and political participation of APS and Pinnacle West. In addition, on February 27, 2019, ACC Commissioners Burns and Dunn opened a new docket and requested documents from APS and Pinnacle West related to ACC elections and charitable contributions related to the ACC. On March 1, 2019, ACC Commissioner Kennedy issued a subpoena to APS seeking several categories of information for both Pinnacle West and APS including political contributions, lobbying expenditures, marketing and advertising expenditures, and contributions made to 501(c)(3) and 501(c)(4) entities, for the years 2013-2018. Pinnacle West and APS voluntarily responded to both sets of requests on March 29, 2019. APS received subsequent requests on these matters and continues to respond to such follow-on requests. Pinnacle West and APS cannot predict the outcome of these matters.

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

Energy Modernization Plan

On January 30, 2018, ACC Commissioner Tobin proposed the Energy Modernization Plan, which consists of a series of energy policies tied to clean energy sources such as energy storage, biomass, energy efficiency, electric vehicles, and expanded energy planning through the integrated resource plans ("IRP") process. The Energy Modernization Plan includes replacing the current RES standard with a new standard called the CREST, which incorporates the proposals in the Energy Modernization Plan.  On July 5, 2018, ACC Commissioner Tobin’s office issued a set of draft CREST rules for the ACC’s consideration, which proposes an electricity generating portfolio of at least 80% clean energy sources (including nuclear generation) by 2050, a target of 3,000 megawatts of deployed energy storage by 2030, and a plan to implement a new Energy Efficiency Standard when the current standard sunsets in 2020.

In August 2018, the ACC directed ACC Staff to open a new rulemaking docket which will address a wide range of energy issues, including the Energy Modernization Plan proposals.  The rulemaking will consider possible modifications to existing ACC rules, such as the Renewable Energy Standard, Electric and Gas Energy Efficiency Standards, Net Metering, Resource Planning, and the Biennial Transmission Assessment, as well as the development of new rules regarding forest bioenergy, electric vehicles, interconnection of distributed generation, baseload security, blockchain technology and other technological developments, retail competition, and other energy-related topics. On April 25, 2019, the ACC Staff issued a set of draft rules in regards to the Energy Modernization Plan and workshops were held on April 29, 2019 regarding these draft rules. On April 26, 2019, Commissioner Dunn issued a proposed set of rules with regards to the Energy Modernization Plan. APS cannot predict the outcome of this matter.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Integrated Resource Planning

ACC rules require utilities to develop fifteen-year IRPs which describe how the utility plans to serve customer load in the plan timeframe.  The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged.  In March of 2018, the ACC reviewed the 2017 IRPs of its jurisdictional utilities and voted to not acknowledge any of the plans.  APS does not believe that this lack of acknowledgment will have a material impact on our financial position, results of operations or cash flows.  Based on an ACC decision, APS is required to file a Preliminary Resource Plan by April 1, 2019 and its final IRP by April 1, 2020. On February 25, 2019, APS filed a request to extend the deadline to file its Preliminary Integrated Resource Plan from April 1, 2019 to August 1, 2019.  On April 24, 2019, the ACC approved this request.

Four Corners

SCE-Related Matters. On December 30, 2013, APS purchased Southern California Edison Company's ("SCE’s") 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general retail rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013. On December 23, 2014, the ACC approved rate adjustments resulting in a revenue increase of $57.1 million on an annual basis.  This included the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase through its inclusion in rates.  The 2012 Settlement Agreement also provided for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $46 million as of March 31, 2019 and is being amortized in rates over a total of 10 years. The ACC's rate adjustment decision was appealed and on September 26, 2017, the Court of Appeals affirmed the ACC's decision on the Four Corners rate adjustment.

 As part of APS’s acquisition of SCE’s interest in Units 4 and 5, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination. On December 22, 2015, APS and SCE agreed to terminate the Transmission Termination Agreement and allow for the Transmission Agreement to expire according to its terms, which includes settling obligations in accordance with the terms of the Transmission Agreement. APS established a regulatory asset of $12 million in 2015 in connection with the payment required under the terms of the Transmission Agreement. On July 1, 2016, FERC issued an order denying APS’s request to recover the regulatory asset through its FERC-jurisdictional rates.  APS and SCE completed the termination of the Transmission Agreement on July 6, 2016. APS made the required payment to SCE and wrote-off the $12 million regulatory asset and charged operating revenues to reflect the effects of this order in the second quarter of 2016.  On July 29, 2016, APS filed a request for rehearing with FERC. In its order denying recovery, FERC also referred to its enforcement division a question of whether the agreement between APS and SCE relating to the settlement of obligations under the Transmission Agreement was a jurisdictional contract that should have been filed with FERC. On October 5, 2017, FERC issued an order denying APS's request for rehearing. FERC also upheld its prior determination that the agreement relating to the settlement was a jurisdictional contract and should have been filed with FERC. APS cannot predict whether or if the enforcement division will take any action. APS filed an

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

appeal of FERC's July 1, 2016 and October 5, 2017 orders with the United States Court of Appeals for the Ninth Circuit on December 4, 2017. Oral argument for this proceeding is scheduled for May 15, 2019. APS cannot predict the outcome of the proceeding.

SCR Cost Recovery. On December 29, 2017, in accordance with the 2017 Rate Case Decision, APS filed a Notice of Intent to file its SCR Adjustment to permit recovery of costs associated with the installation of SCR equipment at Four Corners Units 4 and 5.  APS filed the SCR Adjustment request in April 2018.  Consistent with the 2017 Rate Case Decision, the request was narrow in scope and addressed only costs associated with this specific environmental compliance equipment.  The SCR Adjustment request provided that there would be a $67.5 million annual revenue impact that would be applied as a percentage of base rates for all applicable customers.  Also, as provided for in the 2017 Rate Case Decision, APS requested that the adjustment become effective no later than January 1, 2019.  The hearing for this matter occurred in September 2018.  At the hearing, APS accepted ACC Staff's recommendation of a lower annual revenue impact of approximately $58.5 million. The Administrative Law Judge issued a Recommended Opinion and Order finding that the costs for the SCR project were prudently incurred and recommending authorization of the $58.5 million annual revenue requirement related to the installation and operation of the SCRs. Exceptions to the Recommended Opinion and Order were filed by the parties and intervenors on December 7, 2018.  The ACC has not issued a decision on this matter.  APS anticipates a decision later in 2019, however we cannot predict the outcome of the decision. APS may be required to record a charge to its results of operations if the ACC issues an unfavorable decision (see SCR deferral in the Regulatory Assets and Liabilities table below).

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
Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs ($85 million as of March 31, 2019), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. The 2017 Settlement Agreement also shortened the depreciation lives of Cholla Units 1 and 3 to 2026.
On March 20, 2019, APS announced that it has begun evaluating the feasibility and cost of converting a unit at the Cholla to burn biomass. Biomass is a fuel comprised of forest trimmings, and a converted unit at Cholla could assist in forest thinning, responsible forest management, an improved watershed, and a reduced wildfire risk. APS’s ability to operate a biomass power plant would depend on third-parties procuring forest biomass for fuel. APS will report the result of its evaluation by May 20, 2019. If converting a unit is more cost effective than alternatives, APS will seek ACC approval before moving forward with the Cholla conversion project. APS cannot predict the outcome of this matter.

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

APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book value of its remaining investment in the plant ($85 million as of March 31, 2019) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and may be material. APS believes it will be allowed recovery of the net book value, in addition to a return on its investment. In accordance with GAAP, in the second quarter of 2017, APS's remaining net book value of its interest in the Navajo Plant was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of this interest, all or a portion of the regulatory asset will be written off and APS's net income, cash flows, and financial position will be negatively impacted.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	March 31, 2019		December 31, 2018
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$723,307	$—	$733,351
Retired power plant costs	2033	28,182	160,167	28,182	167,164
Income taxes — allowance for funds used during construction ("AFUDC") equity	2049	6,457	151,541	6,457	151,467
Deferred fuel and purchased power — mark-to-market (Note 7)	2023	29,340	14,360	31,728	23,768
Deferred fuel and purchased power (b) (c)	2020	7,583	—	37,164	—
Four Corners cost deferral	2024	8,077	38,209	8,077	40,228
Income taxes — investment tax credit basis adjustment	2047	1,079	25,475	1,079	25,522
Lost fixed cost recovery (b)	2020	29,698	—	32,435	—
Palo Verde VIEs (Note 6)	2046	—	20,170	—	20,015
Deferred compensation	2036	—	37,581	—	36,523
Deferred property taxes	2027	8,569	64,214	8,569	66,356
Loss on reacquired debt	2038	1,637	13,259	1,637	13,668
Tax expense of Medicare subsidy	2024	1,235	6,122	1,235	6,176
TCA balancing account (b)	2020	306	—	3,860	772
AG-1 deferral	2022	2,654	5,155	2,654	5,819
Mead-Phoenix transmission line CIAC	2050	332	9,961	332	10,044
Coal reclamation	2026	1,546	17,392	1,546	15,607
SCR deferral	N/A	—	30,581	—	23,276
Tax expense adjuster mechanism (c)	2019	5,451	—	—	—
Other	Various	3,079	4,013	1,947	3,185
Total regulatory assets (d)		$135,225	$1,321,507	$166,902	$1,342,941

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	March 31, 2019		December 31, 2018
		Current	Non-Current	Current	Non-Current
Excess deferred income taxes - ACC - Tax Cuts and Jobs Act	(a)	$91,401	$1,178,216	$—	$1,272,709
Excess deferred income taxes - FERC - Tax Cuts and Jobs Act	2058	6,302	243,418	6,302	243,691
Asset retirement obligations	2057	—	337,844	—	278,585
Removal costs	(b)	50,701	156,578	39,866	177,533
Other postretirement benefits	(c)	37,864	116,478	37,864	125,903
Income taxes — deferred investment tax credit	2047	2,164	51,027	2,164	51,120
Income taxes — change in rates	2048	2,764	69,954	2,769	70,069
Spent nuclear fuel	2027	7,190	54,866	6,503	57,002
Renewable energy standard (a)	2020	47,943	—	44,966	20
Demand side management (a)	2020	1,581	24,146	14,604	4,123
Sundance maintenance	2030	6,657	11,637	1,278	17,228
Deferred gains on utility property	2022	3,923	5,975	4,423	6,581
Four Corners coal reclamation	2038	1,858	17,690	1,858	17,871
Tax expense adjustor mechanism (a)	2020	14	—	3,237	—
Other	Various	42	4,253	42	3,541
Total regulatory liabilities		$260,404	$2,272,082	$165,876	$2,325,976

(a)	See “Cost Recovery Mechanisms” discussion above.

(b)	In accordance with regulatory accounting guidance, APS accrues removal costs for its regulated assets, even if there is no legal obligation for removal.

(c)	See Note 5.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Service cost — benefits earned during the period	$12,543	$14,213	$4,714	$5,105
Non-service costs (credits):
Interest cost on benefit obligation	34,352	31,007	7,526	7,101
Expected return on plan assets	(42,893)	(45,667)	(9,603)	(10,520)
Amortization of:
Prior service cost (credit)	—	—	(9,455)	(9,461)
Net actuarial loss	11,239	7,782	—	—
Net periodic benefit cost (credit)	$15,241	$7,335	$(6,818)	$(7,775)
Portion of cost (credit) charged to expense	$8,244	$2,242	$(4,817)	$(5,605)

Contributions

We have made voluntary contributions of $90 million to our pension plan year-to-date in 2019. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $350 million during the 2019-2021 period. We do not expect to make any contributions over the next three years to our other postretirement benefit plans.

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three months ended March 31, 2019 and 2018 of $5 million, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 include the following amounts relating to the VIEs (dollars in thousands):

	March 31, 2019	December 31, 2018
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$104,808	$105,775
Equity — Noncontrolling interests	130,663	125,790

Assets of the VIEs are restricted and may only be used for payment to the noncontrolling interest holders. These assets are reported on our condensed consolidated financial statements.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the Nuclear Regulatory Commission ("NRC") issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event were to occur during the lease periods, APS may be required to pay the noncontrolling equity participants approximately $299 million beginning in 2019, and up to $456 million over the lease extension terms.

For regulatory ratemaking purposes, the agreements continue to be treated as operating leases and, as a result, we have recorded a regulatory asset relating to the arrangements.

7.    Derivative Accounting

Derivative financial instruments are used to manage exposure to commodity price and transportation costs of electricity, natural gas, emissions allowances, and in interest rates.  Risks associated with market volatility are managed by utilizing various physical and financial derivative instruments, including futures, forwards, options and swaps.  As part of our overall risk management program, we may use derivative instruments to hedge purchases and sales of electricity and fuels.  Derivative instruments that meet certain hedge accounting criteria may be designated as cash flow hedges and are used to limit our exposure to cash flow variability on forecasted transactions.  The changes in market value of such instruments have a high correlation to price changes in the hedged transactions.  Derivative instruments are also entered into for economic hedging purposes.  While economic hedges may mitigate exposure to fluctuations in commodity prices, these instruments have not been designated as accounting hedges.  Contracts that have the same terms (quantities, delivery points and delivery periods) and for which power does not flow are netted, which reduces both revenues and fuel and purchased power costs in our Condensed Consolidated Statements of Income, but does not impact our financial condition, net income or cash flows.

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

As of March 31, 2019 and December 31, 2018, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	March 31, 2019	December 31, 2018
Power	GWh	1,146	250
Gas	Billion cubic feet	233	218

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Financial Statement Location	Three Months Ended March 31,
Commodity Contracts		2019	2018
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	$(436)	$(491)

(a)	During the three months ended March 31, 2019 and 2018, we had no gains or losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)	Amounts are before the effect of PSA deferrals.

During the next twelve months, we estimate that a net loss of $1 million before income taxes will be reclassified from accumulated OCI as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, most of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Financial Statement Location	Three Months Ended March 31,
Commodity Contracts		2019	2018
Net Loss Recognized in Income	Operating revenues	$—	$(1,219)
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	8,170	(34,089)
Total		$8,170	$(35,308)

(a)	Amounts are before the effect of PSA deferrals.

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

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of March 31, 2019 and December 31, 2018.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheets
Current assets	$3,658	$(2,857)	$801	$(38)	$763
Investments and other assets	1,016	(881)	135	—	135
Total assets	4,674	(3,738)	936	(38)	898

Current liabilities	(34,487)	2,857	(31,630)	(1,659)	(33,289)
Deferred credits and other	(15,725)	881	(14,844)	—	(14,844)
Total liabilities	(50,212)	3,738	(46,474)	(1,659)	(48,133)
Total	$(45,538)	$—	$(45,538)	$(1,697)	$(47,235)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.

(c)
Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument. Includes cash collateral received from counterparties of $1,659 and cash margin provided to counterparties of ($38).

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of March 31, 2019, Pinnacle West has no counterparties with positive exposures of greater than 10% of risk management assets. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties' debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at March 31, 2019 (dollars in thousands):

March 31, 2019
Aggregate fair value of derivative instruments in a net liability position	$50,212
Cash collateral posted	—
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	47,874

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $102 million if our debt credit ratings were to fall below investment grade.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

APS has submitted four claims pursuant to the terms of the August 18, 2014 settlement agreement, for four separate time periods during July 1, 2011 through June 30, 2018. The DOE has approved and paid $74.2 million for these claims (APS’s share is $21.6 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers (see Note 4). APS submitted its most recent claim pursuant to the terms of the August 18, 2014 settlement agreement to the DOE on October 31, 2018 in the amount of $10.2 million (APS's share is $3.0 million). On February 11, 2019 and April 10, 2019 (in response to APS's request for reconsideration), the DOE approved in total a payment of $10.2 million (APS’s share is $3.0 million).

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contractual Obligations

As of March 31, 2019, our fuel and purchased power commitments have increased approximately $180 million from the information provided in our 2018 Form 10-K. This change primarily relates to new purchased power commitments. The majority of the changes relate to 2024 and thereafter.

Other than the item described above, there have been no material changes, as of March 31, 2019, outside the normal course of business in contractual obligations from the information provided in our 2018 Form 10-K. See Note 3 for discussion regarding changes in our long-term debt obligations.

Superfund-Related Matters

The Comprehensive Environmental Response Compensation and Liability Act ("Superfund" or "CERCLA") establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who released, generated, transported to or disposed of hazardous substances at a contaminated site are among the parties who are potentially responsible ("PRPs").  PRPs may be strictly, and often are jointly and severally, liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 ("OU3") in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study ("RI/FS").  Based upon discussions between the OU3 working group parties and EPA, along with the results of recent technical analyses prepared by the OU3 working group to supplement the RI/FS for OU3, APS anticipates finalizing the RI/FS in the fall or winter of 2019. We estimate that our costs related to this investigation and study will be approximately $2 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Based on this decision, on December 17, 2018, certain environmental groups filed an emergency motion with the D.C. Circuit to either stay or summarily vacate EPA's July 17, 2018 final rule extending the closure-initiation deadline for certain unlined CCR surface impoundments until October 2020. In response, EPA filed a motion to remand but not vacate that deadline extension regulation. On March 13, 2019, the Court issued its ruling on the pending motions concerning the October 2020 deadline for closure initiation and granted remand without vacatur. This ruling allows the current October 2020 deadline to remain in effect while EPA completes a rulemaking to revise or reaffirm this deadline in accordance with the August 2018 D.C. Circuit decision concerning the closure of unlined CCR surface impoundments. We cannot predict the outcome of EPA’s remand rulemaking concerning the October 2020 deadline for closure initiation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $22 million and its share of incremental costs to comply with the CCR rule for Cholla is approximately $15 million. The Navajo Plant currently disposes of CCR in a dry landfill storage area. APS estimates that its share of incremental costs to comply with the CCR rule for the Navajo Plant is approximately $1 million. Additionally, the CCR rule requires ongoing, phased groundwater monitoring. By October 17, 2017, electric utility companies that own or operate CCR disposal units, such as APS, must have collected sufficient groundwater sampling data to initiate a detection monitoring program.  To the extent that certain threshold constituents are identified through this initial detection monitoring at levels above the CCR rule’s standards, the rule required the initiation of an assessment monitoring program by April 15, 2018.

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

On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. On September 11, 2017, the Arizona District Court issued an order granting NTEC's motion, dismissing the litigation with prejudice, and terminating the proceedings. On November 9, 2017, the environmental group plaintiffs appealed the district court order dismissing their lawsuit. Oral argument for this appeal occurred on March 7, 2019. We cannot predict whether this appeal will be successful and, if it is successful, the outcome of further district court proceedings.

Four Corners National Pollutant Discharge Elimination System ("NPDES") Permit

On July 16, 2018, several environmental groups filed a petition for review before the EPA Environmental Appeals Board ("EAB") concerning the NPDES wastewater discharge permit for Four Corners, which was reissued on June 12, 2018.  The environmental groups allege that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning EPA’s 2015 revised effluent limitation guidelines for steam-electric EGUs, 2014 existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities.  To address certain of these issues through a reconsidered permit, EPA took action on December 19, 2018 to withdraw the NPDES permit reissued in June 2018. Withdrawal of the permit moots the EAB appeal, and EPA filed a motion to dismiss on that basis. The EAB thereafter dismissed the environmental group appeal on February 12, 2019. EPA indicated that, depending on the extent of public comments it receives concerning the permit proposal, it anticipates taking final action on a new NPDES permit by August 2019. At this time we cannot predict the outcome of EPA's reconsideration of the NPDES permit and whether reconsideration will have a material impact on our financial position, results of operations or cash flows.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Four Corners - 4CA Matter

On July 6, 2016, 4CA purchased El Paso’s 7% interest in Four Corners. NTEC had the option to purchase the 7% interest within a certain timeframe pursuant to an option granted to NTEC. On December 29, 2015, NTEC provided notice of its intent to exercise the option. The purchase did not occur during the originally contemplated timeframe. Concurrent with the settlement of the 2016 Coal Supply Agreement matter described above, NTEC and 4CA agreed to allow for the purchase by NTEC of the 7% interest, consistent with the option. On June 29, 2018, 4CA and NTEC entered into an asset purchase agreement providing for the sale to NTEC of 4CA's 7% interest in Four Corners. Completion of the sale was subject to the receipt of approval by FERC, which was received on July 2, 2018, and the sale transaction closed on July 3, 2018. NTEC purchased the 7% interest at 4CA’s book value, approximately $70 million, and is paying 4CA the purchase price over a period of four years pursuant to a secured interest-bearing promissory note. In connection with the sale, Pinnacle West guaranteed certain obligations that NTEC will have to the other owners of Four Corners, such as NTEC's 7% share of capital expenditures and operating and maintenance expenses. Pinnacle West's guarantee is secured by a portion of APS's payments to be owed to NTEC under the 2016 Coal Supply Agreement.
The 2016 Coal Supply Agreement contained alternate pricing terms for the 7% interest in the event NTEC did not purchase the interest. Until the time that NTEC purchased the 7% interest, the alternate pricing provisions were applicable to 4CA as the holder of the 7% interest. These terms included a formula under which NTEC must make certain payments to 4CA for reimbursement of operations and maintenance costs and a specified rate of return, offset by revenue generated by 4CA’s power sales. Such payments are due to 4CA at the end of each calendar year. A $10 million payment was due to 4CA at December 31, 2017, which NTEC satisfied by directing to 4CA a prepayment from APS of a portion of a future mine reclamation obligation. The balance of the amount under this formula due December 31, 2018 for calendar year 2017 was approximately $20 million, which was paid to 4CA on December 14, 2018. The balance of the amount under this formula for calendar year 2018 (up to the date that NTEC purchased the 7% interest) is approximately $10 million, which is due to 4CA at December 31, 2019.
Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of March 31, 2019, standby letters of credit totaled $0.2 million and will expire in 2019. As of March 31, 2019, surety bonds expiring through 2020 totaled $17 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at March 31, 2019. In connection with the sale of 4CA's 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. (See "Four Corners Coal Supply Agreement - 4CA Matter" above for information related to this guarantee.) A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee to be immaterial.

9.	Other Income and Other Expense

The following table provides detail of Pinnacle West's Consolidated other income and other expense for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Other income:
Interest income	$2,302	$1,891
Debt return on Four Corners SCR (Note 4)	4,844	2,092
Miscellaneous	23	2
Total other income	$7,169	$3,985
Other expense:
Non-operating costs	$(2,704)	$(1,646)
Investment losses — net	(238)	(176)
Miscellaneous	(1,416)	(1,407)
Total other expense	$(4,358)	$(3,229)

The following table provides detail of APS’s other income and other expense for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Other income:
Interest income	$1,550	$1,678
Debt return on Four Corners SCR (Note 4)	4,844	2,092
Miscellaneous	22	2
Total other income	$6,416	$3,772
Other expense:
Non-operating costs	$(2,467)	$(1,539)
Miscellaneous	(1,411)	(1,406)
Total other expense	$(3,878)	$(2,945)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income attributable to common shareholders	$17,918	$3,221
Weighted average common shares outstanding — basic	112,337	112,017
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	398	476
Weighted average common shares outstanding — diluted	112,735	112,493
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$0.16	$0.03
Net income attributable to common shareholders — diluted	$0.16	$0.03

11.	Fair Value Measurements

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at March 31, 2019 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at March 31, 2019
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$3,598	$1,076	$(3,776)	(a)	$898
Nuclear decommissioning trust:
Equity securities	7,547	—	—	2,630	(b)	10,177
U.S. commingled equity funds	—	—	—	451,229	(c)	451,229
U.S. Treasury debt	155,231	—	—	—		155,231
Corporate debt	—	108,509	—	—		108,509
Mortgage-backed debt securities	—	113,002	—	—		113,002
Municipal bonds	—	70,375	—	—		70,375
Other fixed income	—	10,786	—	—		10,786
Subtotal nuclear decommissioning trust	162,778	302,672	—	453,859		919,309

Other special use funds:
Equity securities	11,471	—	—	1,563	(b)	13,034
U.S. Treasury debt	208,945	—	—	—		208,945
Municipal bonds	—	16,228	—	—		16,228
Subtotal other special use funds	220,416	16,228	—	1,563		238,207

Total Assets	$383,194	$322,498	$1,076	$451,646		$1,158,414
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(43,524)	$(6,688)	$2,079	(a)	$(48,133)

(a)	Represents counterparty netting, margin, and collateral. See Note 7.

(b)	Represents net pending securities sales and purchases.

(c)	Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value at December 31, 2018 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at December 31, 2018
Assets
Cash equivalents	$1,200	$—	$—	$—		$1,200
Risk management activities — derivative instruments:
Commodity contracts	—	3,140	2	(2,029)	(a)	1,113
Nuclear decommissioning trust:
Equity securities	5,203	—	—	2,148	(b)	7,351
U.S. commingled equity funds	—	—	—	396,805	(c)	396,805
U.S. Treasury debt	148,173	—	—	—		148,173
Corporate debt	—	96,656	—	—		96,656
Mortgage-backed debt securities	—	113,115	—	—		113,115
Municipal bonds	—	79,073	—	—		79,073
Other fixed income	—	9,961	—	—		9,961
Subtotal nuclear decommissioning trust	153,376	298,805	—	398,953		851,134

Other special use funds:
Equity securities	45,130	—	—	593	(b)	45,723
U.S. Treasury debt	173,310	—	—	—		173,310
Municipal bonds	—	17,068	—	—		17,068
Subtotal other special use funds	218,440	17,068	—	593		236,101

Total Assets	$373,016	$319,013	$2	$397,517		$1,089,548
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(52,696)	$(8,216)	$875	(a)	$(60,037)

(a)	Represents counterparty netting, margin, and collateral. See Note 7.

(b)	Represents net pending securities sales and purchases.

(c)	Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at March 31, 2019 and December 31, 2018:

	March 31, 2019 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$382	$5,206	Discounted cash flows	Electricity forward price (per MWh)	$19.77 - $67.40	$50.50
Natural Gas:
Forward Contracts (a)	694	1,482	Discounted cash flows	Natural gas forward price (per MMBtu)	$1.90 - $2.97	$2.46
Total	$1,076	$6,688

(a)	Includes swaps and physical and financial contracts.

	December 31, 2018 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$—	$2,456	Discounted cash flows	Electricity forward price (per MWh)	$17.88 - $37.03	$26.10
Natural Gas:
Forward Contracts (a)	2	5,760	Discounted cash flows	Natural gas forward price (per MMBtu)	$1.79 - $2.92	$2.48
Total	$2	$8,216

(a)	Includes swaps and physical and financial contracts.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities' assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
Commodity Contracts	2019	2018
Net derivative balance at beginning of period	$(8,214)	$(18,256)
Total net gains (losses) realized/unrealized:
Deferred as a regulatory asset or liability	(1,579)	(2,322)
Settlements	518	782
Transfers into Level 3 from Level 2	(2)	(2,445)
Transfers from Level 3 into Level 2	3,665	2,487
Net derivative balance at end of period	$(5,612)	$(19,754)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—

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

Financial Instruments Not Carried at Fair Value

The carrying value of our short-term borrowings approximate fair value and are classified within Level 2 of the fair value hierarchy. See Note 3 for our long-term debt fair values. The NTEC note receivable related to the sale of 4CA’s interest in Four Corners bears interest at 3.9% per annum and has a book value of $57 million as of March 31, 2019 and $61 million as of December 31, 2018 as presented on the Condensed Consolidated Balance Sheets.  The carrying amount is not materially different from the fair value of the note receivable and is classified within Level 3 of the fair value hierarchy.  See Note 8 for more information on 4CA matters.

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

Active Union Employee Medical Account - APS has investments restricted for paying active union employee medical costs. These investments were transferred from APS other postretirement benefit trust assets into the active union employee medical trust in January 2018 (see Note 7 in the 2018 Form 10-K). These investments may be used to pay active union employee medical costs incurred in the current period and in future periods. The account is invested primarily in fixed income securities. In accordance with the ratemaking treatment, APS has deferred the unrealized gains and losses (including other-than-temporary impairments) in other regulatory assets. Activities relating to active union employee medical account investments are included within the other special use funds in the table below.

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS's nuclear decommissioning trust and other special use fund assets at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$458,776	$11,471	$470,247		$273,817	$(4)
Available for sale-fixed income securities	457,903	225,173	683,076	(a)	15,306	(2,250)
Other	2,630	1,563	4,193	(b)	—	—
Total	$919,309	$238,207	$1,157,516		$289,123	$(2,254)

(a)	As of March 31, 2019, the amortized cost basis of these available-for-sale investments is $670 million.

(b)	Represents net pending securities sales and purchases.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$402,008	$45,130	$447,138		$222,147	$(459)
Available for sale-fixed income securities	446,978	190,378	637,356	(a)	8,634	(6,778)
Other	2,148	593	2,741	(b)	—	—
Total	$851,134	$236,101	$1,087,235		$230,781	$(7,237)

(a)	As of December 31, 2018, the amortized cost basis of these available-for-sale investments is $635 million.

(b)	Represents net pending securities sales and purchases.

The following table sets forth APS's realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2019
Realized gains	$1,103	$—	$1,103
Realized losses	(1,405)	—	(1,405)
Proceeds from the sale of securities (a)	122,593	56,455	179,048
2018
Realized gains	$814	$1	$815
Realized losses	(2,047)	—	(2,047)
Proceeds from the sale of securities (a)	130,456	2,555	133,011

(a)	Proceeds are reinvested in the nuclear decommissioning trusts or other special use funds.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The fair value of APS's fixed income securities, summarized by contractual maturities, at March 31, 2019, is as follows (dollars in thousands):

	Nuclear Decommissioning Trusts (a)	Coal Reclamation Escrow Accounts	Active Union Medical Trust	Total
Less than one year	$26,100	$20,085	$40,099	$86,284
1 year – 5 years	120,511	15,960	138,627	275,098
5 years – 10 years	120,342	3,581	—	123,923
Greater than 10 years	190,950	6,821	—	197,771
Total	$457,903	$46,447	$178,726	$683,076

(a)	Includes certain fixed income investments that are not due at a single maturity date. These investments have been allocated within the table based on the final payment date of the instrument.

13.    New Accounting Standards

Standards Adopted in 2019

ASU 2016-02, Leases

In February 2016, a new lease accounting standard was issued. This new standard supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new standard requires a lessee to reflect most operating lease arrangements on the balance sheet by recording a right-of-use asset and a lease liability that is initially measured at the present value of lease payments. Among other changes, the new standard also modifies the definition of a lease, and requires expanded lease disclosures. Since the issuance of the new lease standard, additional lease related guidance has been issued relating to land easements and how entities may elect to account for these arrangements at transition, among other items. The new lease standard and related amendments were effective for us on January 1, 2019, with early application permitted. The standard must be adopted using a modified retrospective approach with a cumulative-effect adjustment to the opening balance of retained earnings determined at either the date of adoption, or the earliest period presented in the financial statements. The standard includes various optional practical expedients provided to facilitate transition. We adopted this standard, and related amendments, on January 1, 2019. See Note 16.

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

14.     Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total

Balance December 31, 2018	$(45,997)		$(1,711)		$(47,708)
Amounts reclassified from accumulated other comprehensive loss	879	(a)	328	(b)	1,207
Balance March 31, 2019	$(45,118)		$(1,383)		$(46,501)

Balance December 31, 2017	$(42,440)		$(2,562)		$(45,002)
OCI (loss) before reclassifications	—		(96)		(96)
Amounts reclassified from accumulated other comprehensive loss	900	(a)	409	(b)	1,309
Reclassification of income tax effect related to tax reform	(7,954)	(c)	(598)	(c)	(8,552)
Balance March 31, 2018	$(49,494)		$(2,847)		$(52,341)

(a)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 5.

(b)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

(c)	In 2018, the company adopted new accounting guidance and elected to reclassify income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in APS's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total

Balance December 31, 2018	$(25,396)		$(1,711)		$(27,107)
Amounts reclassified from accumulated other comprehensive loss	752	(a)	328	(b)	1,080
Balance March 31, 2019	$(24,644)		$(1,383)		$(26,027)

Balance December 31, 2017	$(24,421)		$(2,562)		$(26,983)
OCI (loss) before reclassifications	—		(96)		(96)
Amounts reclassified from accumulated other comprehensive loss	857	(a)	409	(b)	1,266
Reclassification of income tax effect related to tax reform	(4,440)	(c)	(598)	(c)	(5,038)
Balance March 31, 2018	$(28,004)		$(2,847)		$(30,851)

(a)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 5.

(b)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

(c)	In 2018, the company adopted new accounting guidance and elected to reclassify income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings.

15.	Income Taxes

The Tax Cuts and Jobs Act reduced the corporate tax rate to 21% effective January 1, 2018. As a result of this rate reduction, the Company recognized a $1.14 billion reduction in its net deferred income tax liabilities as of December 31, 2017. In accordance with accounting for regulated companies, the effect of this rate reduction was substantially offset by a net regulatory liability.

Federal income tax laws require the amortization of a majority of the balance over the remaining regulatory life of the related property. As a result of the modifications made to the annual transmission formula rate during the second quarter of 2018, the Company began amortization of FERC jurisdictional net excess deferred tax liabilities in 2018. On March 13, 2019, the ACC approved the Company's proposal to amortize non-depreciation related net excess deferred tax liabilities subject to its jurisdiction over a twelve month period. As a result, the Company began amortization in March 2019. On April 10, 2019, the Company filed a request with the ACC which addresses the amortization of depreciation related excess deferred taxes. See Note 4 for more details.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, Treasury proposed regulations that clarify bonus depreciation transition rules under the Tax Act for regulated public utility property placed in service after September 27, 2017 and before January 1, 2018.  However, the proposed regulations are ambiguous with respect to regulated public utility property placed in service on or after January 1, 2018. On December 20, 2018, the Joint Committee on Taxation ("JCT") released the general explanation of the Tax Act. The document - commonly referred to as the "Blue Book" - provides a comprehensive technical description of the Tax Act and includes the legislative intent of Congress with respect to the changes made by provisions of the Tax Act. The "Blue Book" provides clarification that the intent of the Tax Act was to exclude from the definition of bonus depreciation qualified property any property placed in service by a regulated public utility after December 31, 2017. In a footnote, the JCT indicated that a technical correction bill may be necessary to reflect this intent.

Management recognizes tax positions which it believes are “more likely than not” to be sustained upon examination. In applying this “more likely than not” assessment, the Company is required to consider the technical merits of a position, including legislative intent. As a result, while no legislation has been passed which clarifies the ambiguities related to bonus depreciation for property placed in service on or after January 1, 2018, the Company currently believes the continued availability of bonus depreciation is not “more likely than not” to be sustained upon examination. As a result, the Company has not recognized any current or deferred tax benefits related to bonus depreciation for property placed in service on or after January 1, 2018.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Leases

We lease certain land, buildings, vehicles, equipment and other property through operating rental agreements with varying terms, provisions, and expiration dates. APS also has certain purchased power agreements that qualify as lease arrangements. Our leases have remaining terms that expire in 2019 through 2050. Substantially all of our leasing activities relate to APS.

On January 1, 2019 we adopted new lease accounting guidance (see Note 13). We elected the transition method that allows us to apply the new lease guidance on the date of adoption, January 1, 2019, and will not retrospectively adjust prior periods. We also elected certain transition practical expedients that allow us to not reassess (a) whether any expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases and (c) initial direct costs for any existing leases. These practical expedients apply to leases that commenced prior to January 1, 2019. Furthermore, we elected the practical expedient transition provisions relating to the treatment of existing land easements.
On January 1, 2019 the adoption of this new accounting standard resulted in the recognition on our Condensed Consolidated Balance Sheets of approximately $194 million of right-of-use lease assets and $119 million of lease liabilities relating to our operating lease arrangements. The right-of-use lease assets include $85 million of prepaid lease costs that have been reclassified from other deferred debits, and $10 million of deferred lease costs that have been reclassified from other current liabilities. In addition to these balance sheet impacts, the adoption of the guidance resulted in expanded lease disclosures, which are included below.
The following table provides information related to our lease costs for the three months ended March 31, 2019 (dollars in thousands):

	Three Months Ended March 31, 2019
	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
Operating lease cost	$—	$4,348	$4,348
Variable lease cost	17,290	—	17,290
Total lease cost	$17,290	$4,348	$21,638

Lease costs are primarily included as a component of operating expenses on our Condensed Consolidated Statements of Income. Lease costs relating to purchased power lease contracts are recorded in fuel and purchased power on the Condensed Consolidated Statements of Income, and are subject to recovery under the PSA or RES (see Note 4). Variable lease costs are recognized in the period the costs are incurred, and primarily relate to renewable purchased power lease contracts. Payments under most renewable purchased power lease contracts are dependent upon environmental factors, and due to the inherent uncertainty associated with the reliability of the fuel source, the payments are considered variable and are excluded from the measurement of lease liabilities and right-of-use lease assets. Certain of our lease agreements have lease terms with non-consecutive periods of use. For these agreements we recognize lease costs during the periods of use. Leases with initial terms of 12 months or less are considered short-term leases and are not recorded on the balance sheet. Short-term lease cost is immaterial.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information related to the maturity of our operating lease liabilities at March 31, 2019 (dollars in thousands):

	March 31, 2019
Year	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
2019 (remaining nine months of 2019)	$54,499	$10,539	$65,038
2020	—	12,424	12,424
2021	—	9,585	9,585
2022	—	6,621	6,621
2023	—	5,496	5,496
Thereafter	—	41,618	41,618
Total lease commitments	54,499	86,283	140,782
Less imputed interest	814	20,829	21,643
Total lease liabilities	$53,685	$65,454	$119,139

The following table provides information related to estimated future minimum operating lease payments at December 31, 2018 (dollars in thousands):

	December 31, 2018
Year	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
2019	$54,499	$13,747	$68,246
2020	—	12,428	12,428
2021	—	9,478	9,478
2022	—	6,513	6,513
2023	—	5,359	5,359
Thereafter	—	42,236	42,236
Total future lease commitments	$54,499	$89,761	$144,260

The following tables provide other additional information related to operating lease liabilities:

March 31, 2019
Weighted average remaining lease term	8 years
Weighted average discount rate	3.86%

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows (dollars in thousands):	$3,087

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2019, we have additional lease arrangements that have been executed, but have not yet commenced. These arrangements primarily relate to purchased power lease contracts. These leases have commencement dates beginning in June 2020 with terms ending through October 2027.
In 1986, APS entered into agreements with three separate lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities.  These lessor trust entities have been deemed VIEs for which APS is the primary beneficiary.  As the primary beneficiary, APS consolidated these lessor trust entities.  The impacts of these sale leaseback transactions are excluded from our lease disclosures as lease accounting is eliminated upon consolidation.  See Note 6 for a discussion of VIEs.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Combined Notes that appear in Item 1 of this report.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see "Forward-Looking Statements" at the front of this report and "Risk Factors" in Part 1, Item 1A of the 2018 Form 10-K.

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

Cholla

On September 11, 2014, APS announced that it would close its 260 megawatts ("MW") Unit 2 at Cholla and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if EPA approves a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the Unit, which was later addressed in the 2017 Settlement Agreement. (See Note 4 for details related to the resulting cost recovery.) APS believes that the environmental benefits of this proposal are greater in the long-term than the benefits that would have resulted from adding emissions control equipment. APS closed Unit 2 on October 1, 2015. In early 2017, EPA approved a final rule incorporating APS's compromise proposal, which took effect for Cholla on April 26, 2017.

On March 20, 2019, APS announced that it has begun evaluating the feasibility and cost of converting a unit at Cholla to burn biomass. Biomass is a fuel comprised of forest trimmings, and a converted unit at Cholla could assist in forest thinning, responsible forest management, an improved watershed, and a reduced wildfire risk. APS’s ability to operate a biomass power plant would depend on third-parties procuring forest biomass for fuel. APS will report the result of its evaluation by May 20, 2019. If converting a unit is more cost effective than alternatives, APS will seek ACC approval before moving forward with the Cholla conversion project. APS cannot predict the outcome of this matter.

Four Corners

Ownership and Coal Supply Matters.  In 2013, BHP Billiton New Mexico Coal, Inc. ("BHP Billiton"), the parent company of BHP Navajo Coal Company ("BNCC"), the coal supplier and operator of the mine that served Four Corners, transferred its ownership of BNCC to NTEC, a company formed by the Navajo Nation to own the mine and develop other energy projects. At that same time, the Four Corners’ co-owners executed the 2016 Coal Supply Agreement for the supply of coal to Four Corners from July 2016 through 2031. El Paso, a 7% owner in Units 4 and 5 of Four Corners, did not sign the 2016 Coal Supply Agreement. Under the 2016 Coal Supply Agreement, APS agreed to assume the 7% shortfall obligation. On February 17, 2015, APS and El Paso entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso’s 7% interest in each of Units 4 and 5 of Four Corners. 4CA purchased the El Paso interest on July 6, 2016. The purchase price was immaterial in amount, and 4CA assumed El Paso's reclamation and decommissioning obligations associated with the 7% interest.

NTEC had an option to purchase the 4CA 7% interest and ultimately purchased the interest on July 3, 2018. NTEC purchased the 7% interest at 4CA’s book value, approximately $70 million, and is paying 4CA the purchase price over a period of four years pursuant to a secured interest-bearing promissory note. In connection with the sale, Pinnacle West guaranteed certain obligations that NTEC will have to the other owners of Four Corners, such as NTEC's 7% share of capital expenditures and operating and maintenance expenses. Pinnacle West's guarantee is secured by a portion of APS's payments to be owed to NTEC under the 2016 Coal Supply Agreement.

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

On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. On September 11, 2017, the Arizona District Court issued an order granting NTEC's motion, dismissing the litigation with prejudice, and terminating the proceedings. On November 9, 2017, the environmental group plaintiffs appealed the district court order dismissing their lawsuit. Oral argument for this appeal occurred on March 7, 2019. We cannot predict whether this appeal will be successful and, if it is successful, the outcome of further district court proceedings.

Wastewater Permit. On July 16, 2018, several environmental groups filed a petition for review before the EPA EAB concerning the NPDES wastewater discharge permit for Four Corners, which was reissued on June 12, 2018.  The environmental groups allege that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning EPA’s 2015 revised effluent limitation guidelines for steam-electric EGUs, 2014 existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities.  To address certain of these issues through a reconsidered permit, EPA took action on December 19, 2018 to withdraw the NPDES permit reissued in June 2018. Withdrawal of the permit moots the EAB appeal, and EPA filed a motion to dismiss on that basis. The EAB thereafter dismissed the environmental group appeal on February 12, 2019. EPA indicated that, depending on the extent of public comments it receives concerning the permit proposal, it anticipates taking final action on a new NPDES permit by August 2019. At this time, we cannot predict the outcome of EPA's reconsideration of the NPDES permit and whether reconsideration will have a material impact on our financial position, results of operations or cash flows.

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

Transmission and Delivery.  APS continues to work closely with customers, stakeholders, and regulators to identify and plan for transmission needs that support new customers, system reliability, access to markets and clean energy development.  The capital expenditures table presented in the "Liquidity and Capital Resources" section below includes new APS transmission projects, along with other transmission costs for upgrades and replacements.  APS is also working to establish and expand advanced grid technologies throughout its service territory to provide long-term benefits both to APS and its customers.  APS is strategically deploying a variety of technologies that are intended to allow customers to better manage their energy usage, minimize system outage durations and frequency, enable customer choice for new customer sited technologies, and facilitate greater cost savings to APS through improved reliability and the automation of certain distribution functions.

Energy Imbalance Market. In 2015, APS and the California Independent System Operator, the operator for the majority of California's transmission grid, signed an agreement for APS to begin participation in the Energy Imbalance Market (“EIM”). APS's participation in the EIM began on October 1, 2016.  The EIM allows for rebalancing supply and demand in 15-minute blocks with dispatching every five minutes before the energy is needed, instead of the traditional one hour blocks.  APS continues to expect that its participation in EIM will lower its fuel costs, improve visibility and situational awareness for system operations in the Western Interconnection power grid, and improve integration of APS’s renewable resources.

Renewable Energy. APS has a diverse portfolio of existing and planned renewable resources, including solar, wind, geothermal, biomass and biogas. APS's clean energy strategy includes executing purchased power contracts for new facilities, ongoing development of distributed energy resources and procurement of new facilities to be owned by APS. The following table summarizes APS's renewable energy sources in APS's renewable portfolio that are in operation and under development as of March 31, 2019. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	238	—
Purchased Power Agreements:
Solar	310	—
Solar + Energy Storage	—	50
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	6	—
Total Purchased Power Agreements	629	50
Total Distributed Energy: Solar (a)	878	30	(b)
Total Renewable Portfolio	1,745	80

(a)         Includes rooftop solar facilities owned by third parties. Distributed generation is produced in Direct Current and is converted to AC for reporting purposes.

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

In early 2018, APS entered into a 15-year power purchase agreement for a 65 MW solar facility that charges a 50 MW solar-fueled battery. Service under this agreement is scheduled to begin in 2021. APS issued a request for proposal for approximately 106 MW of battery storage to be located at up to five of its AZ Sun sites. Based upon our evaluation of the RFP responses, APS decided to expand the initial phase of battery deployment to 141 MW by adding a sixth AZ Sun site. In February 2019, we contracted for the 141 MW and anticipate such facilities could be in service by mid-2020. Additionally, in February 2019, APS signed two 20-year power purchase agreements for energy storage totaling 150 MW. Service under these power purchase agreements are scheduled to begin in 2021, pending approval from the ACC to allow for recovery of these agreements through the PSA.  We plan to install at least an additional 660 MW of APS-owned solar plus battery storage and stand-alone battery storage systems by the summer of 2025, with the first 260 MW being procured in 2019 (60 MW on additional AZ Sun sites and 100 MW of solar plus 100 MW of battery storage).

Regulatory Matters

Rate Matters.  APS needs timely recovery through rates of its capital and operating expenditures to maintain its financial health.  APS’s retail rates are regulated by the ACC and its wholesale electric rates (primarily for transmission) are regulated by FERC.  See Note 4 for information on APS’s FERC rates.

On June 1, 2016, APS filed an application with the ACC for an annual increase in retail base rates. On March 27, 2017, a majority of the stakeholders in the general retail rate case, including the ACC Staff, the Residential Utility Consumer Office, limited income advocates and private rooftop solar organizations signed the 2017 Settlement Agreement and filed it with the ACC. The average annual customer bill impact under the 2017 Settlement Agreement was calculated as an increase of 3.28% (the average annual bill impact for a typical APS residential customer was calculated as 4.54%). (See Note 4 for details of the 2017 Settlement Agreement.)

On August 15, 2017, the ACC approved (by a vote of 4-1), the 2017 Settlement Agreement without material modifications.  On August 18, 2017, the ACC issued a final written Opinion and Order reflecting its decision in APS’s general retail rate case (the "2017 Rate Case Decision"), which is subject to requests for rehearing and potential appeal. The new rates went into effect on August 19, 2017.

On January 3, 2018, an APS customer filed a petition with the ACC that was determined by the Administrative Law Judge to be a complaint filed pursuant to Arizona Revised Statute §40-246 and not a request for rehearing. Arizona Revised Statute §40-246 requires the ACC to hold a hearing regarding any complaint alleging that a public service corporation is in violation of any commission order or that the rates being charged are not just and reasonable if the complaint is signed by at least twenty-five customers of the public service corporation. The Complaint alleged that APS is “in violation of commission order” [sic]. On February 13, 2018, the complainant filed an amended Complaint alleging that the rates and charges in the 2017 Rate Case Decision are not just and reasonable.  The complainant requested that the ACC hold a hearing on the amended Complaint to determine if the average bill impact on residential customers of the rates and charges approved in the 2017 Rate Case Decision is greater than 4.54% (the average annual bill impact for a typical APS residential customer estimated by APS) and, if so, what effect the alleged greater bill impact has on APS's revenues and the overall reasonableness and justness of APS's rates and charges, in order to determine if there is sufficient evidence to warrant a full-scale rate hearing.  The ACC held a hearing on this matter beginning in September 2018 and the hearing was concluded on October 1, 2018. Post-hearing briefing was concluded on December 14, 2018. On April 9, 2019, the Administrative Law Judge issued a Recommended Opinion and Order recommending that the Complaint be dismissed. On April 22, 2019, the Administrative Law Judge issued a proposed amendment to the Recommended Opinion and Order which proposes that APS credit back to customers the $5 million DSMAC funds used by APS to educate ratepayers on the new rates and that APS ratepayers will be held harmless from expenditures made by APS for targeted outreach and education in any future rate case. APS cannot predict the outcome of this matter.

On December 24, 2018, certain ACC Commissioners filed a letter stating that because the ACC had received a substantial number of complaints that the rate increase authorized by the 2017 Rate Case Decision was much more than anticipated, they believe there is a possibility that APS is earning more than was authorized by the 2017 Rate Case Decision.  Accordingly, the ACC Commissioners requested the ACC Staff to perform a rate review of APS using calendar year 2018 as a test year and file a report by May 3, 2019.  The ACC Commissioners also asked the ACC Staff to evaluate APS’s efforts to educate its customers regarding the new rates approved in the 2017 Rate Case Decision.  On January 9, 2019, the ACC Commissioners voted to open a docket for this matter.  On April 23, 2019, the ACC Staff indicated that they may need some additional time beyond May 3, 2019 to file the requested report. APS does not believe that the rate review will have a material impact on our current financial position, results of operations or cash flows.  However, depending upon the results of the rate review, the ACC may take further actions, including potentially reopening the 2017 Rate Case Decision.  APS cannot predict the outcome of this matter.

APS has several recovery mechanisms in place that provide more timely recovery to APS of its fuel and transmission costs, and costs associated with the promotion and implementation of its demand side management and renewable energy efforts and customer programs.  These mechanisms, such as the RES and DSMAC, are described more fully in Note 4.

SCR Cost Recovery. On December 29, 2017, in accordance with the 2017 Rate Case Decision, APS filed a Notice of Intent to file its SCR Adjustment to permit recovery of costs associated with the installation of SCR equipment at Four Corners Units 4 and 5.  APS filed the SCR Adjustment request in April 2018. Consistent with the 2017 Rate Case Decision, the request was narrow in scope and addressed only costs associated with this specific environmental compliance equipment. The SCR Adjustment request provided that there would be a $67.5 million annual revenue impact that would be applied as a percentage of base rates for all applicable customers. Also, as provided for in the 2017 Rate Case Decision, APS requested that the rate adjustment become effective no later than January 1, 2019. The hearing for this matter occurred in September 2018. At the hearing, APS accepted ACC Staff's recommendation of a lower annual revenue impact of approximately $58.5 million. The Administrative Law Judge issued a Recommended Opinion and Order finding that the costs for the SCR project were prudently incurred and recommending authorization of the $58.5 million annual revenue requirement related to the installation and operation of the SCRs. Exceptions to the Recommended Opinion and Order were filed by the parties and intervenors on December 7, 2018.  The ACC has not issued a decision on this matter.  APS anticipates a decision later in 2019, however we cannot predict the outcome of the decision. APS may be required to record a charge to its results of operations if the ACC issues an unfavorable decision (see SCR deferral in the Regulatory Assets and Liabilities table in Note 4).

Tax Expense Adjustor Mechanism. As part of the 2017 Settlement Agreement, the parties agreed to a rate adjustment mechanism to address potential federal income tax reform and enable the pass-through of certain income tax effects to customers. The TEAM expressly applies to APS's retail rates with the exception of a small subset of customers taking service under specially-approved tariffs. On December 22, 2017, the Tax Act was enacted.  This legislation made significant changes to the federal income tax laws including a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018.

On January 8, 2018, APS filed TEAM Phase I with the ACC that addressed the change in the marginal federal tax rate from 35% to 21% resulting from the Tax Act and reduces rates by $119.1 million annually through an equal cents per kWh credit.  On February 22, 2018, the ACC approved the reduction of rates through an equal cents per kWh credit. The rate reduction was effective for the first billing cycle in March 2018.

The impact of the TEAM Phase I, over time, is expected to be earnings neutral. However, on a quarterly basis, there is a difference between the timing and amount of the income tax benefit and the reduction in revenues refunded through the TEAM Phase I related to the lower federal income tax rate. The amount of the benefit of the lower federal income tax rate is based on quarterly pre-tax results, while the reduction in revenues refunded through the TEAM Phase I is based on a per kWh sales credit which follows our seasonal kWh sales pattern and is not impacted by earnings of the Company.

On August 13, 2018, APS filed TEAM Phase II, a second request with the ACC that addressed the return of an additional $86.5 million in tax savings to customers related to the amortization of non-depreciation related excess deferred taxes previously collected from customers. The ACC approved this request on March 13, 2019, effective the first billing cycle in April 2019. The impact of TEAM Phase II is expected to be earnings neutral as both the timing of the reduction in revenues refunded through TEAM Phase II and the offsetting income tax benefit are recognized based upon our seasonal kWh sales pattern.

On April 10, 2019, APS filed a third request with the ACC that addresses the amortization of depreciation related excess deferred taxes over a 28.5 year period (“TEAM Phase III”).  Over the first 36 months, TEAM Phase III is expected to return $34.5 million to customers annually, and APS has proposed this refund begin July 1, 2019.  The Company is currently in the process of seeking IRS guidance affirming the amortization method and period applicable to these depreciation related excess deferred taxes. The ACC has not yet approved TEAM Phase III.

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

Information Requests from Arizona Corporation Commissioners. On January 14, 2019, ACC Commissioner Kennedy opened a docket to investigate campaign expenditures and political participation of APS and Pinnacle West. In addition, on February 27, 2019, ACC Commissioners Burns and Dunn opened a new docket and requested documents from APS and Pinnacle West related to ACC elections and charitable contributions related to the ACC. On March 1, 2019, ACC Commissioner Kennedy issued a subpoena to APS seeking several categories of information for both Pinnacle West and APS including political contributions, lobbying expenditures, marketing and advertising expenditures, and contributions made to 501(c)(3) and 501(c)(4) entities, for the years 2013-2018. Pinnacle West and APS voluntarily responded to both sets of requests on March 29, 2019. APS received subsequent requests on these matters and continues to respond to such follow-on requests. Pinnacle West and APS cannot predict the outcome of these matters.

Energy Modernization Plan. On January 30, 2018, ACC Commissioner Tobin proposed the Energy Modernization Plan, which consists of a series of energy policies tied to clean energy sources such as energy storage, biomass, energy efficiency, electric vehicles, and expanded energy planning through the IRP process. The Energy Modernization Plan includes replacing the current RES standard with a new standard called the CREST, which incorporates the proposals in the Energy Modernization Plan.  On July 5, 2018, ACC Commissioner Tobin’s office issued a set of draft CREST rules for the ACC’s consideration, which proposes an electricity generating portfolio of at least 80% clean energy sources (including nuclear generation) by 2050, a target of 3,000 MW of deployed energy storage by 2030, and a plan to implement a new Energy Efficiency Standard when the current standard sunsets in 2020.

In August 2018, the ACC directed ACC Staff to open a new rulemaking docket which will address a wide range of energy issues, including the Energy Modernization Plan proposals.  The rulemaking will consider possible modifications to existing ACC rules, such as the Renewable Energy Standard, Electric and Gas Energy Efficiency Standards, Net Metering, Resource Planning, and the Biennial Transmission Assessment, as well as the development of new rules regarding forest bioenergy, electric vehicles, interconnection of distributed generation, baseload security, blockchain technology and other technological developments, retail competition, and other energy-related topics. On April 25, 2019, the ACC Staff issued a set of draft rules in regards to the Energy Modernization Plan and workshops were held on April 29, 2019 regarding these draft rules. On April 26, 2019, Commissioner Dunn issued a proposed set of rules with regards to the Energy Modernization Plan. APS cannot predict the outcome of this matter.

Integrated Resource Planning. ACC rules require utilities to develop fifteen-year IRPs which describe how the utility plans to serve customer load in the plan timeframe.  The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged.  In March of 2018, the ACC reviewed the 2017 IRPs of its jurisdictional utilities and voted to not acknowledge any of the plans.  APS does not believe that this lack of acknowledgment will have a material impact on our financial position, results of operations or cash flows.  Based on an ACC decision, APS is required to file a Preliminary Resource Plan by April 1, 2019 and its final IRP by April 1, 2020. On February 25, 2019, APS filed a request to extend the deadline to file its Preliminary Integrated Resource Plan from April 1, 2019 to August 1, 2019.  On April 24, 2019, the ACC approved this request.

FERC Matter. As part of APS’s acquisition of SCE’s interest in Four Corners Units 4 and 5, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay

SCE associated with the termination.  On December 22, 2015, APS and SCE agreed to terminate the Transmission Termination Agreement and allow for the Transmission Agreement to expire according to its terms, which includes settling obligations in accordance with the terms of the Transmission Agreement.  APS established a regulatory asset of $12 million in 2015 in connection with the payment required under the terms of the Transmission Agreement. On July 1, 2016, FERC issued an order denying APS’s request to recover the regulatory asset through its FERC-jurisdictional rates.  APS and SCE completed the termination of the Transmission Agreement on July 6, 2016. APS made the required payment to SCE and wrote-off the $12 million regulatory asset and charged operating revenues to reflect the effects of this order in the second quarter of 2016.  On July 29, 2016, APS filed for a rehearing with FERC. In its order denying recovery, FERC also referred to its enforcement division a question of whether the agreement between APS and SCE relating to the settlement of obligations under the Transmission Agreement was a jurisdictional contract that should have been filed with FERC. On October 5, 2017, FERC issued an order denying APS's request for rehearing. FERC also upheld its prior determination that the agreement relating to the settlement was a jurisdictional contract and should have been filed with FERC. APS cannot predict whether or if the enforcement division will take any action. APS filed an appeal of FERC's July 1, 2016 and October 5, 2017 orders with the United States Court of Appeals for the Ninth Circuit on December 4, 2017. Oral argument for this proceeding is scheduled for May 15, 2019. APS cannot predict the outcome of the proceeding.

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

4CA. See "Four Corners - Ownership and Coal Supply Matters" above for information regarding 4CA.

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

Actual and Projected Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.9% for the three months ended March 31, 2019 compared with the prior-year period.  For the three years 2016 through 2018, APS’s customer growth averaged 1.6% per year. We currently project annual customer growth to be 1.5 - 2.5% for 2019 and to average in the range of 1.5 - 2.5% for 2019 through 2021 based on our assessment of improving economic conditions in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 1.0% for the three months ended March 31, 2019 compared with the prior-year period. Improving economic conditions and customer growth were offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives.  For the three years 2016 through 2018, annual retail electricity sales were about flat, adjusted to exclude the effects of weather variations.  We currently project that annual retail electricity sales in kWh will increase in the range of 1.0 - 2.0% for 2019 and increase on average in the range of 1.5 - 2.5% during 2019 through 2021, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  Slower than expected growth of the Arizona economy or acceleration of the expected effects of customer conservation, energy efficiency or distributed renewable generation initiatives could further impact these estimates.

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

Property Taxes.  Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates.  The average property tax rate in Arizona for APS, which owns essentially all of our property, was 11.0% of the assessed value for 2018, 11.2% for 2017 and 11.2% for 2016. We expect property taxes to increase as we add new generating units and continue with improvements and expansions to our existing generating units and transmission and distribution facilities.

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions and non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities. On December 22, 2017, the Tax Act was enacted and was generally effective on January 1, 2018. Changes impacting the Company include a reduction in the corporate tax rate to 21%, revisions to the rules related to tax bonus depreciation, limitations on interest deductibility and an associated exception for certain public utilities, and requirements that certain excess deferred tax amounts of regulated utilities be normalized. (See Note 15 for details of the impacts on the Company as of March 31, 2019.) In APS's recent general retail rate case, the ACC approved a Tax Expense Adjustor Mechanism which will be used to pass through the income tax effects to retail customers of the Tax Act. (See Note 4 for details of the TEAM.)

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

Operating Results — Three-month period ended March 31, 2019 compared with three-month period ended March 31, 2018.

Our consolidated net income attributable to common shareholders for the three months ended March 31, 2019 was $18 million, compared with consolidated net income attributable to common shareholders of $3 million for the prior-year period.  The results reflect an increase of approximately $13 million for the regulated electricity segment primarily due to the effects of weather, the change in residential rate design and seasonal rates and lower fossil planned outages, partially offset by lower pension and other postretirement non-service credits and higher depreciation and amortization.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended March 31,
	2019	2018	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$509	$489	$20
Operations and maintenance	(245)	(260)	15
Depreciation and amortization	(149)	(144)	(5)
Taxes other than income taxes	(55)	(53)	(2)
Pension and other postretirement non-service credits - net	5	13	(8)
All other income and expenses, net	14	15	(1)
Interest charges, net of allowance for borrowed funds used during construction	(54)	(52)	(2)
Income taxes	(2)	2	(4)
Less income related to noncontrolling interests (Note 6)	(5)	(5)	—
Regulated electricity segment income	18	5	13
All other	—	(2)	2
Net Income Attributable to Common Shareholders	$18	$3	$15

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $20 million higher for the three months ended March 31, 2019 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Effects of weather	$28	$7	$21
Change in residential rate design and seasonal rates (a)	13	—	13
Lower transmission revenues (Note 4)	(8)	—	(8)
Refunds due to lower Federal corporate income tax rate (Note 4)	(4)	—	(4)
Lower renewable energy regulatory surcharges and higher purchased power, partially offset by operations and maintenance costs	(5)	1	(6)
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	17	18	(1)
Higher retail revenue due to higher customer growth and changes in customer usage patterns, partially offset by the impacts of energy efficiency and distributed generation	4	2	2
Miscellaneous items, net	4	1	3
Total	$49	$29	$20

(a) As part of the 2017 Settlement Agreement, rate design changes were implemented in the spring of 2018 that moved some revenue responsibility from summer to non-summer months. The change was made to better align revenue collections with costs of service.

Operations and maintenance.  Operations and maintenance expenses decreased $15 million for the three months ended March 31, 2019 compared with the prior-year period primarily because of:

•	A decrease of $8 million in fossil generation primarily due to lower planned outages; and

•	A decrease of $7 million related to costs for renewable energy and similar regulatory programs, which is partially offset by operating revenues and purchased power.

Depreciation and amortization.  Depreciation and amortization expenses were $5 million higher for the three months ended March 31, 2019 compared with the prior-year period primarily related to increased plant in service.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $8 million lower for the three months ended March 31, 2019 compared to the prior-year period primarily due to lower market returns.

Income taxes.  Income taxes were $4 million higher for the three months ended March 31, 2019 compared with the prior-year period primarily due to higher pretax income, partially offset by the effects of refunds due to lower Federal corporate income tax rate (Note 4).

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2019, APS’s common equity ratio, as defined, was 54%.  Its total shareholder equity was approximately $5.7 billion, and total capitalization was approximately $10.6 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $4.2 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

On December 20, 2018, the Joint Committee on Taxation (“JCT”) released the general explanation of the Tax Act. The document - commonly referred to as the "Blue Book" - provides a comprehensive technical description of the Tax Act and includes the legislative intent of Congress with respect to the changes made by provisions of the Tax Act. The “Blue Book” provides clarification that the intent of the Tax Act was to exclude from the definition of bonus depreciation qualified property any property placed in service by a regulated public utility after December 31, 2017. As a result, the Company currently does not anticipate recognizing any cash tax benefits related to bonus depreciation for property placed in service on or after January 1, 2018 (See Note 15).

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the three months ended March 31, 2019 and 2018 (dollars in millions):

Pinnacle West Consolidated

	Three Months Ended March 31,		Net
	2019	2018	Change
Net cash flow provided by operating activities	$173	$167	$6
Net cash flow used for investing activities	(254)	(361)	107
Net cash flow provided by financing activities	81	196	(115)
Net change in cash and cash equivalents	$—	$2	$(2)

Arizona Public Service Company

	Three Months Ended March 31,		Net
	2019	2018	Change
Net cash flow provided by operating activities	$188	$177	$11
Net cash flow used for investing activities	(260)	(355)	95
Net cash flow provided by financing activities	72	178	(106)
Net change in cash and cash equivalents	$—	$—	$—

Operating Cash Flows

Three-month period ended March 31, 2019 compared with three-month period ended March 31, 2018.  Pinnacle West’s consolidated net cash provided by operating activities was $173 million in 2019 and $167 million in 2018, an increase of $6 million in net cash provided by operating activities.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 110% funded as of January 1, 2019 and 117% as of January 1, 2018.  Under GAAP, the qualified pension plan was 90% funded as of January 1, 2019 and 95% funded as of January 1, 2018. See Note 5 for additional details. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have made voluntary contributions of $90 million to our pension plan year-to-date in 2019. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $350 million during the 2019-2021 period. We do not expect to make any contributions over the next three years to our other postretirement benefit plans.

Investing Cash Flows

Three-month period ended March 31, 2019 compared with three-month period ended March 31, 2018.  Pinnacle West’s consolidated net cash used for investing activities was $254 million in 2019, compared to $361 million in 2018, a decrease of $107 million primarily related to decreased capital expenditures. The difference between APS and Pinnacle West's net cash used for investing activities primarily relates to Pinnacle West's investing cash activity related to 4CA.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2019	2020	2021
APS
Generation:
Clean:
Nuclear Fuel	$71	$64	$64
Nuclear Generation	70	68	67
Renewables (a)	16	18	3
New Resources (b)	90	182	291
Environmental	31	41	71
New Gas Generation	16	—	—
Other Generation	119	117	105
Distribution	500	455	546
Transmission	199	171	197
Other (c)	125	150	128
Total APS	$1,237	$1,266	$1,472

(a)	Primarily APS Solar Communities program

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

Financing Cash Flows and Liquidity

Three-month period ended March 31, 2019 compared with three-month period ended March 31, 2018.  Pinnacle West’s consolidated net cash provided by financing activities was $81 million in 2019, compared to $196 million of net cash provided in 2018, a decrease of $115 million in net cash provided.  The decrease in net cash provided by financing activities includes a net decrease in short term borrowings of $107 million and higher long-term debt repayments of $500 million, which was partially offset by $497 million in higher issuances of long-term debt. The difference between APS and Pinnacle West's net cash provided by financing activities primarily relates to short-term borrowings and repayments at Pinnacle West on behalf of 4CA.

Significant Financing Activities.  On April 17, 2019, the Pinnacle West Board of Directors declared a dividend of $0.7375 per share of common stock, payable on June 3, 2019 to shareholders of record on May 1, 2019.

On February 26, 2019, APS entered into a $200 million term loan facility that matures August 26, 2020. APS used the proceeds to repay existing indebtedness. Borrowings under the facility bear interest at LIBOR plus 0.50% per annum.

On February 28, 2019, APS issued $300 million of 4.25% unsecured senior notes that mature on March 1, 2049. The net proceeds from the sale, together with funds made available from the term loan described above, were used to repay existing indebtedness.

On March 1, 2019, APS repaid at maturity $500 million aggregate principal amount of its 8.75% senior notes.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

At March 31, 2019, Pinnacle West had a 364-day $150 million credit facility that matures June 27, 2019.  Borrowings under the facility bear interest at LIBOR plus 0.70% per annum. At March 31, 2019, Pinnacle West had $49 million in outstanding borrowings under the facility.

At March 31, 2019, Pinnacle West had a $200 million facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West's senior unsecured debt credit ratings. The facility is available to support Pinnacle West's $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At March 31, 2019, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $38 million of commercial paper borrowings.

At March 31, 2019, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and a $500 million facility that matures in July 2023.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2019, APS had $158 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

 See "Financial Assurances" in Note 8 for a discussion of APS’s separate outstanding letters of credit and surety bonds.

Other Financing Matters. See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At March 31, 2019, the ratio was approximately 51% for Pinnacle West and 46% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

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

On November 27, 2018, the ACC issued a financing order that, subject to specified parameters and procedures, increased APS’s long-term debt limit from $5.1 billion to $5.9 billion, and authorized APS’s short-term debt limit equal to a sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power).

Credit Ratings

The ratings of securities of Pinnacle West and APS as of April 24, 2019 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

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

Contractual Obligations

As of March 31, 2019, our fuel and purchased power commitments have increased approximately $180 million from the information provided in our 2018 Form 10-K. This change primarily relates to new purchased power commitments. The majority of the changes relate to 2024 and thereafter.

Other than the item described above, there have been no material changes, as of March 31, 2019, outside the normal course of business in contractual obligations from the information provided in our 2018 Form 10-K. See Note 3 for discussion regarding changes in our long-term debt obligations.

CRITICAL ACCOUNTING POLICIES

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex, and actual results could differ from those estimates.  There have been no changes to our critical accounting policies since our 2018 Form 10-K.  See "Critical Accounting Policies" in Item 7 of the 2018 Form 10-K for further details about our critical accounting policies.

OTHER ACCOUNTING MATTERS

On January 1, 2019 we adopted new lease accounting guidance (ASU 2016-02, and related amendments) (see Note 16). We are currently evaluating the impacts of the pending adoption of the following new accounting standards effective for us on January 1, 2020:

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the three months ended March 31, 2019 and 2018 (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Mark-to-market of net positions at beginning of period	$(58)	$(91)
Decrease (Increase) in regulatory asset/liability	12	(21)
Recognized in OCI:
Mark-to-market losses realized during the period	—	—
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(46)	$(112)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at March 31, 2019 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, "Derivative Accounting" and "Fair Value Measurements," in Item 8 of our 2018 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2019	2020	2021	2022	2023	Total fair value
Observable prices provided by other external sources	$(23)	$(8)	$(6)	$(3)	$—	$(40)
Prices based on unobservable inputs	(4)	(2)	—	—	—	(6)
Total by maturity	$(27)	$(10)	$(6)	$(3)	$—	$(46)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 (dollars in millions):

	March 31, 2019		December 31, 2018
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$5	$(5)	$1	$(1)
Natural gas	45	(45)	44	(44)
Total	$50	$(50)	$45	$(45)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of March 31, 2019.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of March 31, 2019.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                   LEGAL PROCEEDINGS

See "Business of Arizona Public Service Company — Environmental Matters" in Item 1 of the 2018 Form 10-K with regard to pending or threatened litigation and other disputes.

See Note 4 for ACC and FERC-related matters.

See Note 8 for information regarding environmental matters and Superfund-related matters.

Item 1A.                RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A — Risk Factors in the 2018 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS.  The risks described in the 2018 Form 10-K are not the only risks facing Pinnacle West and APS.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

Item 5.                OTHER INFORMATION

None.

Item 6.                 EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description

10.1	Pinnacle West APS
Term Loan Agreement dated as of February 26, 2019 among APS, as Borrower,  SunTrust Bank, as Agent, SunTrust Bank, TD Bank, N.A., U.S. Bank National Association and The Bank of Nova Scotia, as Co-Syndication Agents and such institutions compromising the lenders party thereto

10.2	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan

10.3	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Pinnacle West APS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document
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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	May 1, 2019	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	May 1, 2019	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)