Form 10-Q
period 2019-06-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2019-08-08
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact Name of Each Registrant as specified in its charter; State of Incorporation; Address; and Telephone Number			IRS Employer Identification No.
1-8962	PINNACLE WEST CAPITAL CORPORATION			86-0512431
(an Arizona corporation)
400 North Fifth Street, P.O. Box 53999
	Phoenix	Arizona	85072-3999
	(602)	250-1000
1-4473	ARIZONA PUBLIC SERVICE COMPANY			86-0011170
(an Arizona corporation)
400 North Fifth Street, P.O. Box 53999
	Phoenix	Arizona	85072-3999
	(602)	250-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PNW	The New York Stock Exchange

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of August 1, 2019:	112,303,854
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of August 1, 2019:	71,264,947

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

OPERATING REVENUES (NOTE 2)	$869,501	$974,123	$1,610,031	$1,666,837

OPERATING EXPENSES
Fuel and purchased power	242,222	257,087	472,810	454,197
Operations and maintenance	227,543	268,397	473,177	534,079
Depreciation and amortization	147,374	145,436	296,081	290,261
Taxes other than income taxes	55,090	53,607	110,180	107,207
Other expenses	683	7,434	1,110	7,597
Total	672,912	731,961	1,353,358	1,393,341
OPERATING INCOME	196,589	242,162	256,673	273,496
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	7,572	13,073	18,760	27,152
Pension and other postretirement non-service credits - net	6,374	12,006	11,488	24,865
Other income (Note 9)	12,885	6,598	20,054	10,583
Other expense (Note 9)	(4,350)	(3,771)	(8,708)	(7,000)
Total	22,481	27,906	41,594	55,600
INTEREST EXPENSE
Interest charges	57,465	60,708	118,118	119,662
Allowance for borrowed funds used during construction	(4,494)	(6,291)	(11,159)	(13,046)
Total	52,971	54,417	106,959	106,616
INCOME BEFORE INCOME TAXES	166,099	215,651	191,308	222,480
INCOME TAXES	17,080	44,039	19,498	42,774
NET INCOME	149,019	171,612	171,810	179,706
Less: Net income attributable to noncontrolling interests (Note 6)	4,874	4,874	9,747	9,747
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$144,145	$166,738	$162,063	$169,959

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	112,337	112,115	112,381	112,067
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	112,651	112,471	112,734	112,482

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$1.28	$1.49	$1.44	$1.52
Net income attributable to common shareholders — diluted	$1.28	$1.48	$1.44	$1.51

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

NET INCOME	$149,019	$171,612	$171,810	$179,706

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $0, $0, $0 and $96 for the respective periods	—	—	—	(96)
Reclassification of net realized loss, net of tax benefit of $134, $150, $242 and $232 for the respective periods	404	456	732	865
Pension and other postretirement benefits activity, net of tax benefit of $506, $1,558, $218 and $1,115 for the respective periods	(1,539)	(4,739)	(660)	(3,839)
Total other comprehensive income (loss)	(1,135)	(4,283)	72	(3,070)

COMPREHENSIVE INCOME	147,884	167,329	171,882	176,636
Less: Comprehensive income attributable to noncontrolling interests	4,874	4,874	9,747	9,747

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$143,010	$162,455	$162,135	$166,889

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,648	$5,766
Customer and other receivables	263,836	267,887
Accrued unbilled revenues	193,657	137,170
Allowance for doubtful accounts	(3,095)	(4,069)
Materials and supplies (at average cost)	289,928	269,065
Fossil fuel (at average cost)	25,453	25,029
Assets from risk management activities (Note 7)	459	1,113
Deferred fuel and purchased power regulatory asset (Note 4)	30,559	37,164
Other regulatory assets (Note 4)	153,900	129,738
Other current assets	72,222	56,128
Total current assets	1,028,567	924,991
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 11 and 12)	950,448	851,134
Other special use funds (Notes 11 and 12)	241,558	236,101
Other assets	97,322	103,247
Total investments and other assets	1,289,328	1,190,482
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	19,630,407	18,736,628
Accumulated depreciation and amortization	(6,470,935)	(6,366,014)
Net	13,159,472	12,370,614
Construction work in progress	568,890	1,170,062
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	103,841	105,775
Intangible assets, net of accumulated amortization	261,584	262,902
Nuclear fuel, net of accumulated amortization	159,633	120,217
Total property, plant and equipment	14,253,420	14,029,570
DEFERRED DEBITS
Regulatory assets (Note 4)	1,321,431	1,342,941
Operating lease right-of-use assets (Note 16)	176,219	—
Assets for other postretirement benefits (Note 5)	56,336	46,906
Other	40,365	129,312
Total deferred debits	1,594,351	1,519,159

TOTAL ASSETS	$18,165,666	$17,664,202

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2019	December 31, 2018
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$327,969	$277,336
Accrued taxes	158,921	154,819
Accrued interest	50,581	61,107
Common dividends payable	82,824	82,675
Short-term borrowings (Note 3)	432,373	76,400
Current maturities of long-term debt (Note 3)	250,000	500,000
Customer deposits	84,177	91,174
Liabilities from risk management activities (Note 7)	58,834	35,506
Liabilities for asset retirements	21,950	19,842
Operating lease liabilities (Note 16)	60,596	—
Regulatory liabilities (Note 4)	231,857	165,876
Other current liabilities	140,879	184,229
Total current liabilities	1,900,961	1,648,964
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	4,886,879	4,638,232
DEFERRED CREDITS AND OTHER
Deferred income taxes	1,838,145	1,807,421
Regulatory liabilities (Note 4)	2,287,892	2,325,976
Liabilities for asset retirements	723,005	706,703
Liabilities for pension benefits (Note 5)	356,928	443,170
Liabilities from risk management activities (Note 7)	21,592	24,531
Customer advances	174,411	137,153
Coal mine reclamation	197,443	212,785
Deferred investment tax credit	197,749	200,405
Unrecognized tax benefits	26,271	22,517
Operating lease liabilities (Note 16)	53,005	—
Other	144,142	147,640
Total deferred credits and other	6,020,583	6,028,301
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 112,361,595 and 112,159,896 issued at respective dates	2,648,234	2,634,265
Treasury stock at cost; 58,219 and 58,135 shares at respective dates	(5,140)	(4,825)
Total common stock	2,643,094	2,629,440
Retained earnings	2,637,620	2,641,183
Accumulated other comprehensive loss	(47,636)	(47,708)
Total shareholders’ equity	5,233,078	5,222,915
Noncontrolling interests (Note 6)	124,165	125,790
Total equity	5,357,243	5,348,705

TOTAL LIABILITIES AND EQUITY	$18,165,666	$17,664,202
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$171,810	$179,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	332,185	325,550
Deferred fuel and purchased power	(16,702)	(50,112)
Deferred fuel and purchased power amortization	23,307	50,851
Allowance for equity funds used during construction	(18,760)	(27,152)
Deferred income taxes	4,326	33,711
Deferred investment tax credit	(2,656)	(2,778)
Stock compensation	13,725	13,189
Changes in current assets and liabilities:
Customer and other receivables	3,543	(18,672)
Accrued unbilled revenues	(56,487)	(95,453)
Materials, supplies and fossil fuel	(21,287)	(22,970)
Other current assets	(16,121)	11,069
Accounts payable	65,874	36,614
Accrued taxes	4,102	8,140
Other current liabilities	(61,270)	9,410
Change in other long-term assets	(82,850)	23,927
Change in other long-term liabilities	3,195	(79,228)
Net cash flow provided by operating activities	345,934	395,802
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(541,401)	(679,949)
Contributions in aid of construction	18,909	19,339
Allowance for borrowed funds used during construction	(11,159)	(13,046)
Proceeds from nuclear decommissioning trust sales and other special use funds	309,354	258,401
Investment in nuclear decommissioning trust and other special use funds	(310,494)	(259,542)
Other	7,153	(4,299)
Net cash flow used for investing activities	(527,638)	(679,096)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	497,324	—
Short-term borrowing and payments — net	363,973	500,849
Short-term debt borrowings	49,000	45,000
Short-term debt repayments	(57,000)	(25,000)
Dividends paid on common stock	(161,979)	(151,942)
Repayment of long-term debt	(500,000)	(82,000)
Common stock equity issuance - net of purchases	(2,360)	(2,294)
Distributions to noncontrolling interests	(11,372)	(11,372)
Net cash flow provided by financing activities	177,586	273,241
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,118)	(10,053)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,766	13,892
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,648	$3,839
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2019
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, April 1, 2019	112,340,322	$2,644,063	(63,271)	$(5,586)	$2,659,086	$(46,501)	$130,663	$5,381,725
Net income		—		—	144,145	—	4,874	149,019
Other comprehensive loss		—		—	—	(1,135)	—	(1,135)
Dividends on common stock ($1.48 per share)		—		—	(165,611)	—	—	(165,611)
Issuance of common stock	21,273	4,171		—	—	—	—	4,171
Reissuance of treasury stock for stock-based compensation and other		—	5,052	446	—	—	—	446
Capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Balance, June 30, 2019	112,361,595	$2,648,234	(58,219)	$(5,140)	$2,637,620	$(47,636)	$124,165	$5,357,243

	Three Months Ended June 30, 2018
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, April 1, 2018	111,961,963	$2,620,261	(29,097)	$(2,431)	$2,454,268	$(52,341)	$133,914	$5,153,671
Net income		—		—	166,738	—	4,874	171,612
Other comprehensive loss		—		—	—	(4,283)	—	(4,283)
Dividends on common stock ($1.39 per share)		—		—	(155,604)	—	—	(155,604)
Issuance of common stock	28,259	4,411		—	—	—	—	4,411
Reissuance of treasury stock for stock-based compensation and other		—	11,464	1,000	—	—	(1)	999
Capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Balance, June 30, 2018	111,990,222	$2,624,672	(17,633)	$(1,431)	$2,465,402	$(56,624)	$127,415	$5,159,434

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2019
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2019	112,159,896	$2,634,265	(58,135)	$(4,825)	$2,641,183	$(47,708)	$125,790	$5,348,705
Net income		—		—	162,063	—	9,747	171,810
Other comprehensive loss		—		—	—	72	—	72
Dividends on common stock ($1.48 per share)		—		—	(165,626)	—	—	(165,626)
Issuance of common stock	201,699	13,969		—	—	—	—	13,969
Purchase of treasury stock (a)		—	(75,791)	(6,882)	—	—	—	(6,882)
Reissuance of treasury stock for stock-based compensation and other		—	75,707	6,567	—	—	—	6,567
Capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Balance, June 30, 2019	112,361,595	$2,648,234	(58,219)	$(5,140)	$2,637,620	$(47,636)	$124,165	$5,357,243

	Six Months Ended June 30, 2018
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2018	111,816,170	$2,614,805	(64,463)	$(5,624)	$2,442,511	$(45,002)	$129,040	$5,135,730
Net income		—		—	169,959	—	9,747	179,706
Other comprehensive loss		—		—	—	(3,070)	—	(3,070)
Dividends on common stock ($1.39 per share)		—		—	(155,620)	—	—	(155,620)
Issuance of common stock	174,052	9,867		—	—	—	—	9,867
Purchase of treasury stock (a)		—	(81,177)	(6,277)	—	—	—	(6,277)
Reissuance of treasury stock for stock-based compensation and other		—	128,007	10,470	—	—	—	10,470
Capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Reclassification of income tax effects related to new tax reform (b)		—		—	8,552	(8,552)	—	—
Balance, June 30, 2018	111,990,222	$2,624,672	(17,633)	$(1,431)	$2,465,402	$(56,624)	$127,415	$5,159,434

(a)	Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

(b)
In 2018, the Company adopted new accounting guidance and elected to reclassify income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

OPERATING REVENUES	$869,501	$971,963	$1,610,031	$1,663,969

OPERATING EXPENSES
Fuel and purchased power	242,222	270,138	472,810	472,148
Operations and maintenance	224,143	251,999	464,518	506,600
Depreciation and amortization	147,354	144,533	296,039	288,645
Taxes other than income taxes	55,081	53,269	110,159	106,511
Other expenses	683	434	1,110	597
Total	669,483	720,373	1,344,636	1,374,501
OPERATING INCOME	200,018	251,590	265,395	289,468
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	7,572	13,073	18,760	27,152
Pension and other postretirement non-service credits - net	6,757	12,389	12,256	25,586
Other income (Note 9)	11,691	6,235	18,107	10,007
Other expense (Note 9)	(3,428)	(3,372)	(7,306)	(6,318)
Total	22,592	28,325	41,817	56,427
INTEREST EXPENSE
Interest charges	53,591	57,731	110,256	113,889
Allowance for borrowed funds used during construction	(4,494)	(6,291)	(11,159)	(13,046)
Total	49,097	51,440	99,097	100,843
INCOME BEFORE INCOME TAXES	173,513	228,475	208,115	245,052
INCOME TAXES	18,463	45,776	19,916	47,882
NET INCOME	155,050	182,699	188,199	197,170
Less: Net income attributable to noncontrolling interests (Note 6)	4,874	4,874	9,747	9,747
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$150,176	$177,825	$178,452	$187,423

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

NET INCOME	$155,050	$182,699	$188,199	$197,170

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $0, $0, $0 and $96 for the respective periods	—	—	—	(96)
Reclassification of net realized loss, net of tax benefit of $134, $150, $242 and $232 for the respective periods	404	456	732	865
Pension and other postretirement benefits activity, net of tax benefit of $544, $1,566, $297 and $1,260 for the respective periods	(1,653)	(4,764)	(901)	(3,907)
Total other comprehensive income (loss)	(1,249)	(4,308)	(169)	(3,138)

COMPREHENSIVE INCOME	153,801	178,391	188,030	194,032
Less: Comprehensive income attributable to noncontrolling interests	4,874	4,874	9,747	9,747

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$148,927	$173,517	$178,283	$184,285

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2019	December 31, 2018
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$19,626,920	$18,733,142
Accumulated depreciation and amortization	(6,467,684)	(6,362,771)
Net	13,159,236	12,370,371

Construction work in progress	568,890	1,170,062
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	103,841	105,775
Intangible assets, net of accumulated amortization	261,429	262,746
Nuclear fuel, net of accumulated amortization	159,633	120,217
Total property, plant and equipment	14,253,029	14,029,171

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 11 and 12)	950,448	851,134
Other special use funds (Notes 11 and 12)	241,558	236,101
Other assets	46,089	40,817
Total investments and other assets	1,238,095	1,128,052

CURRENT ASSETS
Cash and cash equivalents	1,355	5,707
Customer and other receivables	253,501	257,654
Accrued unbilled revenues	193,657	137,170
Allowance for doubtful accounts	(3,095)	(4,069)
Materials and supplies (at average cost)	289,928	269,065
Fossil fuel (at average cost)	25,453	25,029
Assets from risk management activities (Note 7)	459	1,113
Deferred fuel and purchased power regulatory asset (Note 4)	30,559	37,164
Other regulatory assets (Note 4)	153,900	129,738
Other current assets	49,697	35,111
Total current assets	995,414	893,682

DEFERRED DEBITS
Regulatory assets (Note 4)	1,321,431	1,342,941
Operating lease right-of-use assets (Note 16)	174,320	—
Assets for other postretirement benefits (Note 5)	52,611	43,212
Other	39,523	128,265
Total deferred debits	1,587,885	1,514,418

TOTAL ASSETS	$18,074,423	$17,565,323

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2019	December 31, 2018
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,721,696	2,721,696
Retained earnings	2,801,110	2,788,256
Accumulated other comprehensive loss	(27,276)	(27,107)
Total shareholder equity	5,673,692	5,661,007
Noncontrolling interests (Note 6)	124,165	125,790
Total equity	5,797,857	5,786,797
Long-term debt less current maturities (Note 3)	4,437,768	4,189,436
Total capitalization	10,235,625	9,976,233
CURRENT LIABILITIES
Short-term borrowings (Note 3)	376,873	—
Current maturities of long-term debt (Note 3)	250,000	500,000
Accounts payable	319,435	266,277
Accrued taxes	175,922	176,357
Accrued interest	49,703	60,228
Common dividends payable	82,800	82,700
Customer deposits	84,177	91,174
Liabilities from risk management activities (Note 7)	58,834	35,506
Liabilities for asset retirements	21,950	19,842
Operating lease liabilities (Note 16)	60,395	—
Regulatory liabilities (Note 4)	231,857	165,876
Other current liabilities	138,423	178,137
Total current liabilities	1,850,369	1,576,097
DEFERRED CREDITS AND OTHER
Deferred income taxes	1,831,660	1,812,664
Regulatory liabilities (Note 4)	2,287,892	2,325,976
Liabilities for asset retirements	723,005	706,703
Liabilities for pension benefits (Note 5)	340,154	425,404
Liabilities from risk management activities (Note 7)	21,592	24,531
Customer advances	174,411	137,153
Coal mine reclamation	197,443	212,785
Deferred investment tax credit	197,749	200,405
Unrecognized tax benefits	42,313	41,861
Operating lease liabilities (Note 16)	51,158	—
Other	121,052	125,511
Total deferred credits and other	5,988,429	6,012,993
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
TOTAL LIABILITIES AND EQUITY	$18,074,423	$17,565,323

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$188,199	$197,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	332,143	323,934
Deferred fuel and purchased power	(16,702)	(50,112)
Deferred fuel and purchased power amortization	23,307	50,851
Allowance for equity funds used during construction	(18,760)	(27,152)
Deferred income taxes	(10,625)	10,372
Deferred investment tax credit	(2,656)	(2,778)
Changes in current assets and liabilities:
Customer and other receivables	3,645	(9,254)
Accrued unbilled revenues	(56,487)	(95,453)
Materials, supplies and fossil fuel	(21,287)	(23,073)
Other current assets	(14,613)	7,552
Accounts payable	68,399	39,573
Accrued taxes	(435)	26,412
Other current liabilities	(57,709)	7,395
Change in other long-term assets	(84,946)	34,947
Change in other long-term liabilities	3,253	(84,643)
Net cash flow provided by operating activities	334,726	405,741
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(541,401)	(670,841)
Contributions in aid of construction	18,909	19,339
Allowance for borrowed funds used during construction	(11,159)	(13,046)
Proceeds from nuclear decommissioning trust sales and other special use funds	309,354	258,227
Investment in nuclear decommissioning trust and other special use funds	(310,494)	(259,367)
Other	(1,612)	(1,221)
Net cash flow used for investing activities	(536,403)	(666,909)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	497,324	—
Short-term borrowings and payments — net	376,873	499,949
Short-term debt borrowings under revolving credit facility	—	25,000
Short-term debt repayments under revolving credit facility	—	(25,000)
Repayment of long-term debt	(500,000)	(82,000)
Dividends paid on common stock	(165,500)	(155,500)
Distributions to noncontrolling interests	(11,372)	(11,372)
Net cash flow provided by financing activities	197,325	251,077
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,352)	(10,091)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,707	13,851
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,355	$3,760
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, April 1, 2019	71,264,947	$178,162	$2,721,696	$2,816,532	$(26,027)	$130,663	$5,821,026
Net Income		—	—	150,176	—	4,874	155,050
Other comprehensive loss		—	—	—	(1,249)	—	(1,249)
Dividends on common stock		—	—	(165,598)	—	—	(165,598)
Net capital activities by noncontrolling interests		—	—	—	—	(11,372)	(11,372)
Balance, June 30, 2019	71,264,947	$178,162	$2,721,696	$2,801,110	$(27,276)	$124,165	$5,797,857

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, April 1, 2018	71,264,947	$178,162	$2,571,696	$2,548,591	$(30,851)	$133,914	$5,401,512
Net Income		—	—	177,825	—	4,874	182,699
Other comprehensive loss		—	—	—	(4,308)	—	(4,308)
Other		—	—	—	—	(1)	(1)
Dividends on common stock		—	—	(155,600)	—	—	(155,600)
Net capital activities by noncontrolling interests		—	—	—	—	(11,372)	(11,372)
Balance, June 30, 2018	71,264,947	$178,162	$2,571,696	$2,570,816	$(35,159)	$127,415	$5,412,930

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2019	71,264,947	$178,162	$2,721,696	$2,788,256	$(27,107)	$125,790	$5,786,797
Net income		—	—	178,452	—	9,747	188,199
Other comprehensive loss		—	—	—	(169)	—	(169)
Dividends on common stock		—	—	(165,598)	—	—	(165,598)
Net capital activities by noncontrolling interests		—	—	—	—	(11,372)	(11,372)
Balance, June 30, 2019	71,264,947	$178,162	$2,721,696	$2,801,110	$(27,276)	$124,165	$5,797,857

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2018	71,264,947	$178,162	$2,571,696	$2,533,954	$(26,983)	$129,040	$5,385,869
Net Income		—	—	187,423	—	9,747	197,170
Other comprehensive loss		—	—	—	(3,138)	—	(3,138)
Dividends on common stock		—	—	(155,599)	—	—	(155,599)
Reclassification of income tax effects related to new tax reform (a)		—	—	5,038	(5,038)	—	—
Net capital activities by noncontrolling interests		—	—	—	—	(11,372)	(11,372)
Balance, June 30, 2018	71,264,947	$178,162	$2,571,696	$2,570,816	$(35,159)	$127,415	$5,412,930

(a)	In 2018, the Company adopted new accounting guidance and elected to reclassify income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings.
The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Consolidation and Nature of Operations

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Cash paid during the period for:
Income taxes, net of refunds	$10,788	$10,032
Interest, net of amounts capitalized	114,717	104,249
Significant non-cash investing and financing activities:
Accrued capital expenditures	$108,056	$65,995
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	4,562	—
Dividends accrued but not yet paid	82,824	77,821

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Cash paid during the period for:
Income taxes, net of refunds	$35,573	$24,689
Interest, net of amounts capitalized	107,169	98,478
Significant non-cash investing and financing activities:
Accrued capital expenditures	$108,056	$65,995
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	4,562	—
Dividends accrued but not yet paid	82,800	77,800

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides detail of Pinnacle West's consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Retail residential electric service	$432,568	$500,247	$784,134	$816,922
Retail non-residential electric service	395,929	435,500	728,597	778,689
Wholesale energy sales	21,991	15,392	58,443	27,481
Transmission services for others	15,157	15,489	30,406	30,334
Other sources	3,856	7,495	8,451	13,411
Total operating revenues	$869,501	$974,123	$1,610,031	$1,666,837

Revenue Activities

Our revenues are primarily derived from activities that are classified as revenues from contracts with customers. This includes sales of electricity to our regulated retail customers and wholesale and transmission activities. Our revenues from contracts with customers for the three and six months ended June 30, 2019 were $858 million and $1,578 million, and for the three and six months ended June 30, 2018 were $954 million and $1,640 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three and six months ended June 30, 2019, our revenues that do not qualify as revenue from contracts with customers were $12 million and $32 million, and for the three and six months ended June 30, 2018 were $20 million and $27 million, respectively. This relates primarily to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of June 30, 2019 or December 31, 2018.

3.	Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

On May 9, 2019, Pinnacle West entered into a $50 million term loan agreement that matures May 7, 2020. Pinnacle West used the proceeds to refinance indebtedness under and terminate a prior $150 million revolving credit facility. Borrowings under the agreement bear interest at London Inter-bank Offered Rate ("LIBOR') plus 0.55% per annum. At June 30, 2019, Pinnacle West had $46 million in outstanding borrowings under the agreement.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2019, Pinnacle West had a $200 million revolving credit facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West's senior unsecured debt credit ratings. The facility is available to support Pinnacle West's $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At June 30, 2019, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $10 million of commercial paper borrowings.

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

At June 30, 2019, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and a $500 million facility that matures in July 2023.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At June 30, 2019, APS had $377 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

See "Financial Assurances" in Note 8 for a discussion of other outstanding letters of credit.

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of June 30, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$449,111	$449,124	$448,796	$443,955
APS	4,687,768	5,119,091	4,689,436	4,789,608
Total	$5,136,879	$5,568,215	$5,138,232	$5,233,563

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Regulatory Matters

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

On October 17, 2017, Warren Woodward (an intervener in APS's general retail rate case) filed a Notice of Appeal in the Arizona Court of Appeals, Division One. The notice raises a single issue related to the application of certain rate schedules to new APS residential customers after May 1, 2018. Mr. Woodward filed a second notice of appeal on November 13, 2017 challenging APS’s $5 per month automated metering infrastructure opt-out program. Mr. Woodward’s two appeals were consolidated, and APS requested and was granted intervention. The Arizona Court of Appeals issued a Memorandum Decision on December 11, 2018 affirming the ACC decisions challenged by Mr. Woodward. Mr. Woodward filed a petition for review with the Arizona Supreme Court on January 9, 2019. The Arizona Supreme Court denied review.

On January 3, 2018, an APS customer filed a petition with the ACC that was determined by the ACC Staff to be a complaint filed pursuant to Arizona Revised Statute §40-246 (the “Complaint”) and not a request for rehearing. Arizona Revised Statute §40-246 requires the ACC to hold a hearing regarding any complaint alleging that a public service corporation is in violation of any commission order or that the rates being charged are not just and reasonable if the complaint is signed by at least twenty-five customers of the public service corporation. The Complaint alleged that APS is “in violation of commission order” [sic]. On February 13, 2018, the complainant filed an amended Complaint alleging that the rates and charges in the 2017 Rate Case Decision are not just and reasonable.  The complainant requested that the ACC hold a hearing on the amended Complaint to determine if the average bill impact on residential customers of the rates and charges approved in the 2017 Rate Case Decision is greater than 4.54% (the average annual bill impact for a typical APS residential customer estimated by APS) and, if so, what effect the alleged greater bill impact has on APS's revenues and the overall reasonableness and justness of APS's rates and charges, in order to determine if there is sufficient evidence to warrant a full-scale rate hearing.  The ACC held a hearing on this matter beginning in September 2018 and the hearing was concluded on October 1, 2018. On April 9, 2019, the Administrative Law Judge issued a Recommended Opinion and Order recommending that the Complaint be dismissed. The ACC considered the matter at its April and May 2019 open meetings, but no decision was issued. On July 3, 2019, the Administrative Law Judge issued an amendment to the Recommended Opinion and Order that incorporated the requirements of the rate review of the 2017 Rate Case Decision (see below discussion regarding the rate review). On July 10, 2019, the ACC reconsidered the matter and adopted the Administrative Law Judge's amended Recommended Opinion and Order along with several ACC Commissioner amendments and an amendment incorporating the results of the rate review and resolved the Complaint.

On December 24, 2018, certain ACC Commissioners filed a letter stating that because the ACC had received a substantial number of complaints that the rate increase authorized by the 2017 Rate Case Decision was much more than anticipated, they believe there is a possibility that APS is earning more than was authorized by the 2017 Rate Case Decision.  Accordingly, the ACC Commissioners requested the ACC Staff to perform a rate review of APS using calendar year 2018 as a test year and file a report by May 3, 2019. The ACC Commissioners also asked the ACC Staff to evaluate APS’s efforts to educate its customers regarding the new rates approved in the 2017 Rate Case Decision. On April 23, 2019, the ACC Staff indicated that they would need some additional time beyond May 3, 2019 to file the requested report.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 4, 2019, the ACC Staff filed a proposed order regarding the rate review of the 2017 Rate Case Decision. On June 11, 2019, the ACC Commissioners approved the proposed ACC Staff order with amendments. The key provisions of the amended order include the following:

•	APS must file a rate case no later than October 31, 2019, using a June 30, 2019 test-year;

•
until the conclusion of the rate case being filed no later than October 31, 2019, APS must provide information on customer bills that shows how much a customer would pay on their most economical rate given their actual usage during each month;

•	APS customers can switch rate plans during an open enrollment period of six months;

•
APS must identify customers whose bills have increased by more than 9% and that are not on the most economical rate and provide such customers with targeted education materials and an opportunity to switch rate plans;

•	APS must provide grandfathered net metering customers on legacy demand rates an opportunity to switch to another legacy rate to enable such customers to fully benefit from legacy net metering rates;

•	APS must fund and implement a supplemental customer education and outreach program to be developed with and administered by ACC Staff and a third-party consultant; and

•
APS must fund and organize, along with the third-party consultant, a stakeholder group to suggest better ways to communicate the impact of changes to adjustor cost recovery mechanisms (see below for discussion on cost recovery mechanisms), including more effective ways to educate customers on rate plans and to reduce energy usage.

APS cannot predict the outcome or impact of the future rate case to be filed no later than October 31, 2019. APS is assessing the impact to its financial statements of the implementation of the other key provisions of the amended order regarding the rate review and cannot predict at this time whether they will have a material impact on its financial position, results of operations or cash flows.

Cost Recovery Mechanisms

APS has received regulatory decisions that allow for more timely recovery of certain costs outside of a general retail rate case through the following recovery mechanisms.

Renewable Energy Standard.  In 2006, the ACC approved the RES.  Under the RES, electric utilities that are regulated by the ACC must supply an increasing percentage of their retail electric energy sales from eligible renewable resources, including solar, wind, biomass, biogas and geothermal technologies.  In order to achieve these requirements, the ACC allows APS to include a RES surcharge as part of customer bills to recover the approved amounts for use on renewable energy projects.  Each year APS is required to file a five-year implementation plan with the ACC and seek approval for funding the upcoming year’s RES budget. In 2015, the ACC revised the RES rules to allow the ACC to consider all available information, including the number of rooftop solar arrays in a utility’s service territory, to determine compliance with the RES.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 1, 2019, APS filed its 2020 RES Implementation Plan and proposed a budget of approximately $86.3 million. APS’s budget request supports existing approved projects and commitments and requests a permanent waiver of the residential distributed energy requirement for 2020 contained in the RES rules. The ACC has not yet ruled on the 2020 RES Implementation Plan.

On July 2, 2019, ACC Staff issued draft rules, which propose a RES goal of 45% of retail energy served be renewable by 2035 and a goal of 20% of retail sales during peak demand to be from clean energy resources by 2035.  The draft rules would also require a certain amount of the RES goal to be derived from Distributed Renewable Storage, for which utilities would be required to offer performance-based incentives. Clean peak sales would include nuclear energy as a clean resource. See "Energy Modernization Plan" below for more information.

Demand Side Management Adjustor Charge.  The ACC Electric Energy Efficiency Standards require APS to submit a Demand Side Management Implementation Plan ("DSM Plan") annually for review by and approval of the ACC. Verified energy savings from APS's resource savings projects can be counted toward compliance with the Electric Energy Efficiency Standards; however, APS is not allowed to count savings from systems savings projects toward determination of the achievement of performance incentives, nor may APS include savings from these system savings projects in the calculation of its Lost Fixed Cost Recovery (“LFCR”) mechanism (see below for discussion on the LFCR).

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

On May 7, 2019, APS filed a request for an extension to file its 2020 DSM Plan no later than December 31, 2019. On July 10, 2019, the ACC approved this request.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Power Supply Adjustor Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations primarily in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Beginning balance	$37,164	$75,637
Deferred fuel and purchased power costs — current period	16,702	50,112
Amounts charged to customers	(23,307)	(50,851)
Ending balance	$30,559	$74,898

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

The PSA rate for the PSA year beginning February 1, 2018 is $0.004555 per kWh, consisting of a forward component of $0.002009 per kWh and a historical component of $0.002546 per kWh. This represented a $0.004 per kWh increase over the August 19, 2017 PSA, the maximum permitted under the Plan of Administration for the PSA. This left $16.4 million of 2017 fuel and purchased power costs above this annual cap. These costs rolled over into the following year and were reflected in the 2019 reset of the PSA.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Effective June 1, 2019, APS's annual wholesale transmission rates for all users of its transmission system increased by approximately $4.9 million for the twelve-month period beginning June 1, 2019 in accordance with the FERC-approved formula. An adjustment to APS’s retail rates to recover FERC approved transmission charges went into effect automatically on June 1, 2019.

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

APS filed its 2017 LFCR adjustment on January 13, 2017 requesting an LFCR adjustment of $63.7 million. On April 5, 2017, the ACC approved the 2017 annual LFCR adjustment as filed, effective with the first billing cycle of April 2017. On February 15, 2018, APS filed its 2018 annual LFCR Adjustment, requesting that effective May 1, 2018, the LFCR be adjusted to $60.7 million (a $3 million per year decrease from 2017 levels). On February 6, 2019, the ACC approved the 2018 annual LFCR adjustment to become effective March 1, 2019. On February 15, 2019, APS filed its 2019 annual LFCR adjustment, requesting that effective May 1, 2019, the annual LFCR recovery amount be reduced to $36.2 million (a $24.5 million decrease from previous levels). On July 10, 2019, the ACC approved APS’s 2019 LFCR adjustment as filed, effective with the next billing cycle of July 2019. Because the LFCR mechanism has a balancing account that trues up any under or over recoveries, the delay in implementation does not have an adverse effect on APS.

Tax Expense Adjustor Mechanism ("TEAM").  As part of the 2017 Settlement Agreement, the parties agreed to a rate adjustment mechanism to address potential federal income tax reform and enable the pass-

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

through of certain income tax effects to customers. The TEAM expressly applies to APS's retail rates with the exception of a small subset of customers taking service under specially-approved tariffs. On December 22, 2017, the Tax Act was enacted.  This legislation made significant changes to the federal income tax laws including a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018.

On January 8, 2018, APS filed an application with the ACC that addressed the change in the marginal federal tax rate from 35% to 21% resulting from the Tax Act and reduced rates by $119.1 million annually through an equal cents per kWh credit ("TEAM Phase I").  On February 22, 2018, the ACC approved the reduction of rates through an equal cents per kWh credit. The rate reduction was effective for the first billing cycle in March 2018.

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

On April 10, 2019, APS filed a third request with the ACC that addressed the amortization of depreciation related excess deferred taxes over a 28.5 year period (“TEAM Phase III”).  Over the first 36 months, TEAM Phase III is expected to return $34.5 million to customers annually, and APS proposed this refund begin July 1, 2019.  APS is currently in the process of seeking IRS guidance affirming the amortization method and period applicable to these depreciation related excess deferred taxes. The ACC has not yet approved TEAM Phase III.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

This decision of the ACC addresses policy determinations only. The decision states that its principles will be applied in future general retail rate cases, and the policy determinations themselves may be subject to future change, as are all ACC policies. A first-year export energy price of 12.9 cents per kWh was included in the 2017 Settlement Agreement and became effective on September 1, 2017.

In accordance with the 2017 Rate Case Decision, APS filed its request for a second-year export energy price of 11.6 cents per kWh on May 1, 2018.  This price reflected the 10% annual reduction discussed above. The new tariff became effective on October 1, 2018. APS filed its request for a third-year export energy price of 10.45 cents per kWh on May 1, 2019, with a requested effective date of September 1, 2019.  This price also reflects the 10% annual reduction discussed above.  The ACC has not yet ruled on this request.

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

See "Retail Rate Case Filing with the Arizona Corporation Commission" above for information regarding an ACC order in connection with the rate review of the 2017 Rate Case Decision requiring APS to provide grandfathered net metering customers on legacy demand rates with an opportunity to switch to another legacy rate to enable such customers to benefit from legacy net metering rates.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 4, 2017, Commissioner Burns amended his complaint to add all of the ACC Commissioners and the ACC itself as defendants. All defendants moved to dismiss the amended complaint. On February 15, 2018, the Superior Court dismissed Commissioner Burns’ amended complaint. On March 6, 2018, Commissioner Burns filed an objection to the proposed final order from the Superior Court and a motion to further amend his complaint. The Superior Court permitted Commissioner Burns to amend his complaint to add a claim regarding his attempted investigation into whether his fellow commissioners should have been disqualified from voting on APS’s 2017 rate case. Commissioner Burns filed his second amended complaint, and all defendants filed responses opposing the second amended complaint and requested that it be dismissed. Oral argument occurred in November 2018 regarding the motion to dismiss. On December 18, 2018, the trial court granted the defendants’ motions to dismiss and entered final judgment on January 18, 2019. On February 13, 2019, Commissioner Burns filed a notice of appeal. On July 12, 2019, Commissioner Burns filed his opening brief in the Arizona Court of Appeals and all answering briefs are due on August 21, 2019. APS and Pinnacle West cannot predict the outcome of this matter.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information Requests from Arizona Corporation Commissioners

On January 14, 2019, ACC Commissioner Kennedy opened a docket to investigate campaign expenditures and political participation of APS and Pinnacle West. In addition, on February 27, 2019, ACC Commissioners Burns and Dunn opened a new docket and requested documents from APS and Pinnacle West related to ACC elections and charitable contributions related to the ACC. On March 1, 2019, ACC Commissioner Kennedy issued a subpoena to APS seeking several categories of information for both Pinnacle West and APS including political contributions, lobbying expenditures, marketing and advertising expenditures, and contributions made to 501(c)(3) and 501(c)(4) entities, for the years 2013-2018. Pinnacle West and APS voluntarily responded to both sets of requests on March 29, 2019. APS also received and responded to various follow-on requests from ACC Commissioners on these matters. Pinnacle West and APS cannot predict the outcome of these matters.

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

Energy Modernization Plan

On January 30, 2018, former ACC Commissioner Tobin proposed the Energy Modernization Plan, which consisted of a series of energy policies tied to clean energy sources such as energy storage, biomass, energy efficiency, electric vehicles, and expanded energy planning through the integrated resource plans ("IRP") process. In August 2018, the ACC directed ACC Staff to open a new rulemaking docket which will address a wide range of energy issues, including the Energy Modernization Plan proposals. The rulemaking will consider possible modifications to existing ACC rules, such as the RES, Electric and Gas Energy Efficiency Standards, Net Metering, Resource Planning, and the Biennial Transmission Assessment, as well as the development of new rules regarding forest bioenergy, electric vehicles, interconnection of distributed generation, baseload security, blockchain technology and other technological developments, retail competition, and other energy-related topics. On April 25, 2019, the ACC Staff issued a set of draft rules in regards to the Energy Modernization Plan and workshops were held on April 29, 2019 regarding these draft rules. On July 2, 2019, the ACC Staff issued a revised set of draft rules, which propose a RES goal of 45% of retail energy served be renewable by 2035 and a goal of 20% of retail sales during peak demand to be from clean energy resources by 2035.  The draft rules also require a certain amount of the RES goal to be derived from Distributed Renewable Storage, for which utilities would be required to offer performance-based incentives.  Clean peak sales would include nuclear energy as a clean resource. The ACC held stakeholder meetings and workshops on ACC Staff’s draft energy rules on July 30 and July 31, 2019 and additional stakeholder workshops will be held in August 2019. APS cannot predict the outcome of this matter.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Integrated Resource Planning

ACC rules require utilities to develop fifteen-year IRPs which describe how the utility plans to serve customer load in the plan timeframe.  The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged.  In March of 2018, the ACC reviewed the 2017 IRPs of its jurisdictional utilities and voted to not acknowledge any of the plans.  APS does not believe that this lack of acknowledgment will have a material impact on our financial position, results of operations or cash flows.  Based on an ACC decision, APS is required to file a Preliminary Resource Plan by April 1, 2019 and its final IRP by April 1, 2020. On February 25, 2019, APS filed a request to extend the deadline to file its Preliminary IRP from April 1, 2019 to August 1, 2019.  On April 24, 2019, the ACC approved this request. On August 1, 2019, APS filed its Preliminary IRP.

Public Utility Regulatory Policies Act

In August 2016, APS filed an application requesting that all of its contracts with qualifying facilities over 100 kW be set at a presumptive maximum 2 year term. A qualifying facility is an eligible energy-producing facility as defined by FERC regulations within a host electric utility’s service territory that has a right to sell to the host utility. Host utilities are required to purchase power from qualifying facilities at an avoided cost. A hearing is set to begin on August 27, 2019 regarding APS’s application. APS cannot predict the outcome of this matter.

Residential Electric Utility Customer Service Disconnections

On June 13, 2019, APS voluntarily suspended electric disconnections for residential customers who had not paid their bills.  On June 20, 2019, the ACC voted to enact emergency rule amendments to prevent residential electric utility customer service disconnections during the period from June 1 through October 15.  During the moratorium on disconnections, APS cannot charge late fees and interest on amounts that are past due from customers.  Customer deposits must also be used to pay delinquent amounts before disconnection can occur and customers will have four months to pay back their deposit and any remaining delinquent amounts.  The emergency rule changes will be effective for 180 days and may be renewed once.  During that time, the ACC will begin a formal regular rulemaking process to allow stakeholder input and time for consideration of permanent rules changes.  The ACC further ordered that each regulated electric utility serving retail customers in Arizona update its service conditions by incorporating the emergency rule amendments, restore power to any customers who were disconnected during the month of June 2019 and credit any fees that were charged for a reconnection. In July 2019, certain Arizona electric cooperatives filed a request for rehearing of the emergency rules for disconnections on several grounds, including that Attorney General certification is required for such rulemaking. APS currently estimates that the disconnection moratorium will result in an impact to its 2019 operating results of approximately $5 million to $10 million pre-tax depending on certain assumptions, including customer behaviors. APS is further assessing the impact to its financial statements beyond 2019, which will be affected by the results of final rulemaking related to disconnections.

Retail Electric Competition Rules

On November 17, 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. An ACC special open meeting workshop was held on December 3, 2018. No substantive action was taken, but interested parties were asked to submit written comments and respond to a list of questions from ACC Staff. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. Interested parties filed comments to the ACC Staff report and a stakeholder meeting and workshop to discuss the retail electric

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

competition rules was held on July 30, 2019. APS cannot predict whether these efforts will result in any changes and, if changes to the rules results, what impact these rules would have on APS.

Four Corners

SCE-Related Matters. On December 30, 2013, APS purchased Southern California Edison Company's ("SCE’s") 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general retail rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013. On December 23, 2014, the ACC approved rate adjustments resulting in a revenue increase of $57.1 million on an annual basis.  This included the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase through its inclusion in rates.  The 2012 Settlement Agreement also provided for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $44 million as of June 30, 2019 and is being amortized in rates over a total of 10 years.

 As part of APS’s acquisition of SCE’s interest in Units 4 and 5, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination. On December 22, 2015, APS and SCE agreed to terminate the Transmission Termination Agreement and allow for the Transmission Agreement to expire according to its terms, which includes settling obligations in accordance with the terms of the Transmission Agreement. APS established a regulatory asset of $12 million in 2015 in connection with the payment required under the terms of the Transmission Agreement. On July 1, 2016, FERC issued an order denying APS’s request to recover the regulatory asset through its FERC-jurisdictional rates.  APS and SCE completed the termination of the Transmission Agreement on July 6, 2016. APS made the required payment to SCE and wrote-off the $12 million regulatory asset and charged operating revenues to reflect the effects of this order in the second quarter of 2016.  On July 29, 2016, APS filed a request for rehearing with FERC. In its order denying recovery, FERC also referred to its enforcement division a question of whether the agreement between APS and SCE relating to the settlement of obligations under the Transmission Agreement was a jurisdictional contract that should have been filed with FERC. On October 5, 2017, FERC issued an order denying APS's request for rehearing. FERC also upheld its prior determination that the agreement relating to the settlement was a jurisdictional contract and should have been filed with FERC. APS cannot predict whether or if the enforcement division will take any action. APS filed an appeal of FERC's July 1, 2016 and October 5, 2017 orders with the United States Court of Appeals for the Ninth Circuit on December 4, 2017. On June 14, 2019, the United States Court of Appeals for the Ninth Circuit issued an unpublished memorandum order denying APS’s petition for review of FERC’s orders that denied APS’s request to recover the regulatory asset through its FERC-jurisdictional rates and granting APS’s petition for review of FERC’s orders finding the agreement to be a jurisdictional contract. The United States Court of Appeals for the Ninth Circuit vacated FERC’s determination that the agreement was required to be filed with FERC and remanded the issue to FERC for additional proceedings. APS cannot predict the outcome of the remand proceeding.

SCR Cost Recovery. On December 29, 2017, in accordance with the 2017 Rate Case Decision, APS filed a Notice of Intent to file its SCR Adjustment to permit recovery of costs associated with the installation of

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SCR equipment at Four Corners Units 4 and 5.  APS filed the SCR Adjustment request in April 2018.  Consistent with the 2017 Rate Case Decision, the request was narrow in scope and addressed only costs associated with this specific environmental compliance equipment.  The SCR Adjustment request provided that there would be a $67.5 million annual revenue impact that would be applied as a percentage of base rates for all applicable customers.  Also, as provided for in the 2017 Rate Case Decision, APS requested that the adjustment become effective no later than January 1, 2019.  The hearing for this matter occurred in September 2018.  At the hearing, APS accepted ACC Staff's recommendation of a lower annual revenue impact of approximately $58.5 million. The Administrative Law Judge issued a Recommended Opinion and Order finding that the costs for the SCR project were prudently incurred and recommending authorization of the $58.5 million annual revenue requirement related to the installation and operation of the SCRs. Exceptions to the Recommended Opinion and Order were filed by the parties and intervenors on December 7, 2018.  The ACC has not issued a decision on this matter. APS cannot predict the outcome or timing of the decision on this matter. APS may be required to record a charge to its results of operations if the ACC issues an unfavorable decision (see SCR deferral in the Regulatory Assets and Liabilities table below).

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
Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs ($81 million as of June 30, 2019), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. The 2017 Settlement Agreement also shortened the depreciation lives of Cholla Units 1 and 3 to 2025.
On March 20, 2019, APS announced that it began evaluating the feasibility and cost of converting a unit at Cholla to burn biomass. Biomass is a fuel comprised of forest trimmings, and a converted unit at Cholla could assist in forest thinning, responsible forest management, an improved watershed, and a reduced wildfire risk. APS’s ability to operate a biomass power plant would depend on third-parties procuring forest biomass for fuel. APS reported the results of its evaluation on May 9, 2019 to the ACC. On July 10, 2019, the ACC voted to not require APS to file a request for proposal to convert the unit at Cholla to burn biomass.
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
APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

value of its remaining investment in the plant ($83 million as of June 30, 2019) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and may be material. APS believes it will be allowed recovery of the net book value, in addition to a return on its investment. In accordance with GAAP, in the second quarter of 2017, APS's remaining net book value of its interest in the Navajo Plant was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of this interest, all or a portion of the regulatory asset will be written off and APS's net income, cash flows, and financial position will be negatively impacted.
Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	June 30, 2019		December 31, 2018
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$712,907	$—	$733,351
Retired power plant costs	2033	28,182	153,122	28,182	167,164
Income taxes — allowance for funds used during construction ("AFUDC") equity	2049	6,457	152,388	6,457	151,467
Deferred fuel and purchased power — mark-to-market (Note 7)	2023	55,729	21,516	31,728	23,768
Deferred fuel and purchased power (b) (c)	2020	30,559	—	37,164	—
Four Corners cost deferral	2024	8,077	36,190	8,077	40,228
Income taxes — investment tax credit basis adjustment	2047	1,079	25,170	1,079	25,522
Lost fixed cost recovery (b)	2020	25,746	—	32,435	—
Palo Verde VIEs (Note 6)	2046	—	20,325	—	20,015
Deferred compensation	2036	—	37,572	—	36,523
Deferred property taxes	2027	8,569	62,072	8,569	66,356
Loss on reacquired debt	2038	1,637	12,850	1,637	13,668
Tax expense of Medicare subsidy	2024	1,235	5,772	1,235	6,176
TCA balancing account (b)	2021	5,381	3,895	3,860	772
AG-1 deferral	2022	2,787	4,110	2,654	5,819
Mead-Phoenix transmission line CIAC	2050	332	9,878	332	10,044
Coal reclamation	2026	1,546	16,250	1,546	15,607
SCR deferral	N/A	—	37,919	—	23,276
Tax expense adjuster mechanism (b)	2019	3,149	—	—	—
Ocotillo deferral	N/A	—	9,495	—	—
Other	Various	3,994	—	1,947	3,185
Total regulatory assets (d)		$184,459	$1,321,431	$166,902	$1,342,941

(a)
This asset represents the future recovery of pension benefit obligations through retail rates.  If these costs are disallowed by the ACC, this regulatory asset would be charged to other comprehensive income ("OCI") and result in lower future revenues.

(b)	See "Cost Recovery Mechanisms" discussion above.

(c)	Subject to a carrying charge.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(d)
There are no regulatory assets for which the ACC has allowed recovery of costs, but not allowed a return by exclusion from rate base.  FERC rates are set using a formula rate as described in "Transmission Rates, Transmission Cost Adjustor and Other Transmission Matters."

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	June 30, 2019		December 31, 2018
		Current	Non-Current	Current	Non-Current
Excess deferred income taxes - ACC - Tax Cuts and Jobs Act (a)	(b)	$68,651	$1,178,216	$—	$1,272,709
Excess deferred income taxes - FERC - Tax Cuts and Jobs Act (a)	2058	6,302	241,633	6,302	243,691
Asset retirement obligations	2057	—	359,912	—	278,585
Removal costs	(c)	50,701	153,847	39,866	177,533
Other postretirement benefits	(d)	37,821	105,214	37,864	125,903
Income taxes — deferred investment tax credit	2047	2,164	50,414	2,164	51,120
Income taxes — change in rates	2048	2,764	69,171	2,769	70,069
Spent nuclear fuel	2027	6,578	53,769	6,503	57,002
Renewable energy standard (b)	2021	40,639	4,950	44,966	20
Demand side management (b)	2021	7,191	24,146	14,604	4,123
Sundance maintenance	2030	1,641	15,495	1,278	17,228
Deferred gains on utility property	2022	3,423	5,372	4,423	6,581
Four Corners coal reclamation	2038	1,858	17,540	1,858	17,871
Tax expense adjustor mechanism (b)	2020	1,663	—	3,237	—
Other	Various	461	8,213	42	3,541
Total regulatory liabilities		$231,857	$2,287,892	$165,876	$2,325,976

(a)
For purposes of presentation on the Statement of Cash Flows, amortization of the regulatory liabilities for excess deferred income taxes are reflected as "Deferred income taxes" under Cash Flows From Operating Activities.

(b)	See “Cost Recovery Mechanisms” discussion above.

(c)	In accordance with regulatory accounting guidance, APS accrues removal costs for its regulated assets, even if there is no legal obligation for removal.

(d)	See Note 5.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost — benefits earned during the period	$12,408	$14,121	$24,951	$28,334	$4,470	$5,445	$9,184	$10,550
Non-service costs (credits):
Interest cost on benefit obligation	34,069	31,338	68,421	62,345	7,421	6,973	14,947	14,074
Expected return on plan assets	(43,049)	(45,759)	(85,942)	(91,426)	(9,603)	(10,520)	(19,206)	(21,041)
Amortization of:
Prior service credit	—	—	—	—	(9,455)	(9,461)	(18,910)	(18,921)
Net actuarial loss	10,053	8,259	21,292	16,041	—	—	—	—
Net periodic benefit cost (credit)	$13,481	$7,959	$28,722	$15,294	$(7,167)	$(7,563)	$(13,985)	$(15,338)
Portion of cost (credit) charged to expense	$7,000	$2,769	$15,244	$5,011	$(5,063)	$(5,119)	$(9,880)	$(10,724)

Contributions

We have made voluntary contributions of $120 million to our pension plan year-to-date in 2019. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $350 million during the 2019-2021 period. We do not expect to make any contributions over the next three years to our other postretirement benefit plans.

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and six months ended June 30, 2019 of $5 million and $10 million, respectively, and for the three and six months ended June 30, 2018 of $5 million and $10 million, respectively, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 include the following amounts relating to the VIEs (dollars in thousands):

	June 30, 2019	December 31, 2018
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$103,841	$105,775
Equity — Noncontrolling interests	124,165	125,790

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

As of June 30, 2019 and December 31, 2018, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	June 30, 2019	December 31, 2018
Power	GWh	1,000	250
Gas	Billion cubic feet	218	218

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Financial Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts		2019	2018	2019	2018
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	$(538)	$(606)	$(974)	$(1,097)

(a)	During the three and six months ended June 30, 2019 and 2018, we had no gains or losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)	Amounts are before the effect of PSA deferrals.

During the next twelve months, we estimate that a net loss of approximately $1 million before income taxes will be reclassified from accumulated OCI as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, most of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Financial Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts		2019	2018	2019	2018
Net Loss Recognized in Income	Operating revenues	$—	$(341)	$—	$(1,560)
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	(49,686)	3,384	(41,516)	(30,705)
Total		$(49,686)	$3,043	$(41,516)	$(32,265)

(a)	Amounts are before the effect of PSA deferrals.

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

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of June 30, 2019 and December 31, 2018.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheets
Current assets	$3,558	$(2,939)	$619	$(160)	$459
Investments and other assets	76	—	76	—	76
Total assets	3,634	(2,939)	695	(160)	535

Current liabilities	(60,588)	2,939	(57,649)	(1,185)	(58,834)
Deferred credits and other	(21,592)	—	(21,592)	—	(21,592)
Total liabilities	(82,180)	2,939	(79,241)	(1,185)	(80,426)
Total	$(78,546)	$—	$(78,546)	$(1,345)	$(79,891)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.

(c)
Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument. Includes cash collateral received from counterparties of $1,185 and cash margin provided to counterparties of ($160).

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of June 30, 2019, Pinnacle West has no counterparties with positive exposures of greater than 10% of risk management assets. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties' debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at June 30, 2019 (dollars in thousands):

June 30, 2019
Aggregate fair value of derivative instruments in a net liability position	$82,064
Cash collateral posted	—
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	80,804

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

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

APS has submitted four claims pursuant to the terms of the August 18, 2014 settlement agreement, for four separate time periods during July 1, 2011 through June 30, 2018. The DOE has approved and paid $74.2 million for these claims (APS’s share is $21.6 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers (see Note 4). APS submitted its most recent claim pursuant to the terms of the August 18, 2014 settlement agreement to the DOE on October 31, 2018 in the amount of $10.2 million (APS's share is $3.0 million). On February 11, 2019 and April 10, 2019 (in response to APS's request for reconsideration), the DOE approved in total a payment of $10.2 million (APS’s share is $3.0 million). On June 7, 2019, APS received this payment.

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act ("Price-Anderson Act"), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident of up to approximately $13.9 billion per occurrence. Palo Verde maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers ("ANI").  The remaining balance of approximately $13.5 billion of liability coverage is provided through a mandatory industry-wide retrospective premium program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be responsible for retrospective premiums.  The maximum retrospective premium per reactor under the program for each nuclear liability incident is approximately $137.6 million, subject to a maximum annual premium of approximately $20.5 million per incident.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum retrospective premium per incident for all three units is approximately $120.1 million, with a maximum annual retrospective premium of approximately $17.9 million.

The Palo Verde participants maintain insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion.  APS has also secured accidental outage

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

insurance for a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and accidental outage insurance are provided by Nuclear Electric Insurance Limited ("NEIL").  APS is subject to retrospective premium adjustments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount APS could incur under the current NEIL policies totals approximately $25.5 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $73.4 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

Contractual Obligations

As of June 30, 2019, our fuel and purchased power commitments have increased approximately $100 million from the information provided in our 2018 Form 10-K. This change primarily relates to new purchased power commitments. The majority of the changes relate to 2024 and thereafter.

Other than the item described above, there have been no material changes, as of June 30, 2019, outside the normal course of business in contractual obligations from the information provided in our 2018 Form 10-K. See Note 3 for discussion regarding changes in our long-term debt obligations.

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

Four Corners. Based on EPA’s final standards, APS's 63% share of the cost of required controls for Four Corners Units 4 and 5 is approximately $400 million, the majority of which has already been incurred.  In addition, APS and El Paso Electric Company ("El Paso") entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso's 7% interest in Four Corners Units 4 and 5. 4CA purchased the El Paso interest on July 6, 2016. Navajo Transitional Energy Company, LLC ("NTEC") purchased the interest from 4CA on July 3, 2018. See "Four Corners - 4CA Matter" below for a discussion of the NTEC purchase. The cost of the pollution controls related to the 7% interest is approximately $45 million, which was assumed by NTEC through its purchase of the 7% interest.

Navajo Plant. APS estimates that its share of costs for upgrades at the Navajo Plant, based on EPA’s Federal Implementation Plan ("FIP"), could be up to approximately $200 million; however, given the future plans for the Navajo Plant, we do not expect to incur these costs.  See "Navajo Plant" in Note 4 for information regarding future plans for the Navajo Plant and details related to the resulting regulatory asset.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cholla. APS believed that EPA’s original 2012 final rule establishing controls constituting BART for Cholla, which would require installation of SCR controls, was unsupported and that EPA had no basis for disapproving Arizona’s State Implementation Plan ("SIP") and promulgating a FIP that was inconsistent with the state’s considered BART determinations under the regional haze program.  In September 2014, APS met with EPA to propose a compromise BART strategy, whereby APS would permanently close Cholla Unit 2 and cease burning coal at Units 1 and 3 by the mid-2020s. (See "Cholla" in Note 4 for information regarding future plans for the Cholla plant and details related to the resulting regulatory asset.) APS made the proposal with the understanding that additional emission control equipment is unlikely to be required in the future because retiring and/or converting the units as contemplated in the proposal is more cost effective than, and will result in increased visibility improvement over, the BART requirements for oxides of nitrogen ("NOx") imposed through EPA's BART FIP. In early 2017, EPA approved a final rule incorporating APS's compromise proposal, which took effect for Cholla on April 26, 2017.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $22 million and its share of incremental costs to comply with the CCR rule for Cholla is approximately $15 million. The Navajo Plant currently disposes of CCR in a dry landfill storage area. To comply with the CCR rule for the Navajo Plant, APS's share of incremental costs is approximately $1 million, which has been incurred. Additionally, the CCR rule requires ongoing, phased groundwater monitoring. By October 17, 2017, electric utility companies that own or operate CCR disposal units, such as APS, must have collected sufficient groundwater sampling data to initiate a detection monitoring program.  To the extent that certain threshold constituents are identified through this initial detection monitoring at levels above the CCR rule’s standards, the rule required the initiation of an assessment monitoring program by April 15, 2018.

APS has completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. APS determined that several of its CCR disposal units at Cholla and Four Corners will need to undergo corrective action. In addition, all such disposal units must cease operating and initiate closure by October of 2020. APS currently estimates that the additional incremental costs to complete this corrective action and closure work, along with the costs to develop replacement CCR disposal capacity, could be approximately $5 million for both Cholla and Four Corners. APS initiated an assessment of corrective measures on January 14, 2019, and anticipates completing this assessment during the summer of 2019. During this assessment, APS will gather additional groundwater data, solicit input from the public, host public hearings, and select remedies. As such, this $5 million cost estimate may change based upon APS’s performance of the CCR rule’s corrective action assessment process. Given uncertainties that may exist until we have fully completed the corrective action assessment process, we cannot predict any ultimate impacts to the Company; however, at this time we do not believe any potential change to the cost estimate would have a material impact on our financial position, results of operations or cash flows.

Clean Power Plan/Affordable Clean Energy Regulations. On June 19, 2019, EPA took final action on its proposals to repeal EPA's 2015 Clean Power Plan (“CPP”) and replace those regulations with a new rule, the Affordable Clean Energy (“ACE”) regulations. EPA originally finalized the CPP on August 3, 2015, and those regulations had been stayed pending judicial review.

The ACE are based upon measures that can be implemented to improve the heat rate of steam-electric power plants, specifically coal-fired EGUs. In contrast with the CPP, EPA's ACE regulations would not involve utility-level generation dispatch shifting away from coal-fired generation and toward renewable energy resources and natural gas-fired combined cycle power plants. EPA’s ACE regulations provide states and EPA regions (e.g., the Navajo Nation) with three years to develop plans establishing source-specific standards of performance based upon application of the ACE rule’s heat-rate improvement emission guidelines. While corresponding New Source Review (“NSR”) reform regulations were proposed as part of EPA’s initial ACE proposal, the finalized ACE regulations did not include such reform measures. EPA announced that it will be taking final action on EPA's NSR reform proposal for EGUs in the near future.

We cannot at this time predict the outcome of EPA's regulatory actions repealing and replacing the CPP. This action will likely be subject to judicial review and the outcome of those proceedings cannot be predicted. In addition, to the extent that the ACE regulations go into effect as finalized, it is not clear how the state of Arizona or EPA Region IX (i.e., as to the Navajo Nation) will implement these regulations as applied to the Cholla and Four Corners facilities, respectively.

Other environmental rules that could involve material compliance costs include those related to effluent limitations, the ozone national ambient air quality standard and other rules or matters involving the

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. On September 11, 2017, the Arizona District Court issued an order granting NTEC's motion, dismissing the litigation with prejudice, and terminating the proceedings. On November 9, 2017, the environmental group plaintiffs appealed the district court order dismissing their lawsuit. On July 29, 2019, the Ninth Circuit Court of Appeals affirmed the September 2017 dismissal of the lawsuit. We cannot predict the outcome of any further proceedings.

Four Corners National Pollutant Discharge Elimination System ("NPDES") Permit

On July 16, 2018, several environmental groups filed a petition for review before the EPA Environmental Appeals Board ("EAB") concerning the NPDES wastewater discharge permit for Four Corners, which was reissued on June 12, 2018.  The environmental groups allege that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning EPA’s 2015 revised effluent limitation guidelines for steam-electric EGUs, 2014 existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities.  To address certain of these issues through a reconsidered permit, EPA took action on December 19, 2018 to withdraw the NPDES permit reissued in June 2018. Withdrawal of the permit moots the EAB appeal, and EPA filed a motion to dismiss on that basis. The EAB thereafter dismissed the environmental group appeal on February 12, 2019. On April 30, 2019, EPA issued a proposed NPDES permit for Four Corners and took comment on this proposal through July 1, 2019. As part of this proposal, EPA is contemplating a December 31, 2023 compliance deadline governing Four Corners for the recently updated effluent guidelines for bottom-ash transport water. EPA currently projects that it will take final action on this permit proposal by September 30, 2019. At this time we cannot predict the outcome of EPA's reconsideration of the NPDES permit and whether reconsideration will have a material impact on our financial position, results of operations or cash flows.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Four Corners - 4CA Matter

On July 6, 2016, 4CA purchased El Paso’s 7% interest in Four Corners. NTEC had the option to purchase the 7% interest and ultimately purchased the interest on July 3, 2018. NTEC purchased the 7% interest at 4CA’s book value, approximately $70 million, and is paying 4CA the purchase price over a period of four years pursuant to a secured interest-bearing promissory note. In connection with the sale, Pinnacle West guaranteed certain obligations that NTEC will have to the other owners of Four Corners, such as NTEC's 7% share of capital expenditures and operating and maintenance expenses. Pinnacle West's guarantee is secured by a portion of APS's payments to be owed to NTEC under the 2016 Coal Supply Agreement.
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
Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of June 30, 2019, standby letters of credit totaled $1.7 million and will expire in 2020. As of June 30, 2019, surety bonds expiring through 2020 totaled $17 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at June 30, 2019. In connection with the sale of 4CA's 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. (See "Four Corners - 4CA Matter" above for information related to this guarantee.) A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee to be immaterial.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Other Income and Other Expense

The following table provides detail of Pinnacle West's Consolidated other income and other expense for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Other income:
Interest income	$2,699	$2,408	$5,001	$4,299
Debt return on Four Corners SCR (Note 4)	4,887	4,188	9,731	6,280
Debt return on Ocotillo modernization project (Note 4)	5,294	—	5,294	—
Miscellaneous	5	2	28	4
Total other income	$12,885	$6,598	$20,054	$10,583
Other expense:
Non-operating costs	$(3,481)	$(3,278)	$(6,185)	$(4,924)
Investment losses — net	(491)	(174)	(729)	(350)
Miscellaneous	(378)	(319)	(1,794)	(1,726)
Total other expense	$(4,350)	$(3,771)	$(8,708)	$(7,000)

The following table provides detail of APS’s other income and other expense for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Other income:
Interest income	$1,504	$2,046	$3,054	$3,724
Debt return on Four Corners SCR (Note 4)	4,887	4,188	9,731	6,280
Debt return on Ocotillo modernization project (Note 4)	5,294	—	5,294	—
Miscellaneous	6	1	28	3
Total other income	$11,691	$6,235	$18,107	$10,007
Other expense:
Non-operating costs	$(3,049)	$(3,057)	$(5,517)	$(4,596)
Miscellaneous	(379)	(315)	(1,789)	(1,722)
Total other expense	$(3,428)	$(3,372)	$(7,306)	$(6,318)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common shareholders	$144,145	$166,738	$162,063	$169,959
Weighted average common shares outstanding — basic	112,337	112,115	112,381	112,067
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	314	356	353	415
Weighted average common shares outstanding — diluted	112,651	112,471	112,734	112,482
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$1.28	$1.49	$1.44	$1.52
Net income attributable to common shareholders — diluted	$1.28	$1.48	$1.44	$1.51

11.	Fair Value Measurements

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

Recurring Fair Value Measurements

We apply recurring fair value measurements to cash equivalents, derivative instruments, and investments held in the nuclear decommissioning trust and other special use funds. On an annual basis we apply fair value measurements to plan assets held in our retirement and other benefit plans.  See Note 7 in the 2018 Form 10-K for fair value discussion of plan assets held in our retirement and other benefit plans.

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

Investments Held in Nuclear Decommissioning Trust and Other Special Use Funds

The nuclear decommissioning trust and other special use funds invest in fixed income and equity securities. Other special use funds include the coal reclamation escrow account and the active union medical account. See Note 12 for additional discussion about our investment accounts.

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

Fixed income securities may also include short-term investments in certificates of deposit, variable rate notes, time deposit accounts, U.S. Treasury and Agency obligations, U.S. Treasury repurchase agreements, commercial paper, and other short-term instruments. These instruments are valued using active market prices or utilizing observable inputs described above.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at June 30, 2019 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other		Balance at June 30, 2019
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$3,198	$436	$(3,099)	(a)	$535
Nuclear decommissioning trust:
Equity securities	5,319	—	—	6,665	(b)	11,984
U.S. commingled equity funds	—	—	—	469,375	(c)	469,375
U.S. Treasury debt	162,044	—	—	—		162,044
Corporate debt	—	115,674	—	—		115,674
Mortgage-backed securities	—	113,179	—	—		113,179
Municipal bonds	—	67,158	—	—		67,158
Other fixed income	—	11,034	—	—		11,034
Subtotal nuclear decommissioning trust	167,363	307,045	—	476,040		950,448

Other special use funds:
Equity securities	13,200	—	—	997	(b)	14,197
U.S. Treasury debt	214,712	—	—	—		214,712
Municipal bonds	—	12,649	—	—		12,649
Subtotal other special use funds	227,912	12,649	—	997		241,558

Total assets	$395,275	$322,892	$436	$473,938		$1,192,541
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(68,992)	$(13,189)	$1,755	(a)	$(80,426)

(a)	Represents counterparty netting, margin, and collateral. See Note 7.

(b)	Represents net pending securities sales and purchases.

(c)	Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value at December 31, 2018 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other		Balance at December 31, 2018
Assets
Cash equivalents	$1,200	$—	$—	$—		$1,200
Risk management activities — derivative instruments:
Commodity contracts	—	3,140	2	(2,029)	(a)	1,113
Nuclear decommissioning trust:
Equity securities	5,203	—	—	2,148	(b)	7,351
U.S. commingled equity funds	—	—	—	396,805	(c)	396,805
U.S. Treasury debt	148,173	—	—	—		148,173
Corporate debt	—	96,656	—	—		96,656
Mortgage-backed securities	—	113,115	—	—		113,115
Municipal bonds	—	79,073	—	—		79,073
Other fixed income	—	9,961	—	—		9,961
Subtotal nuclear decommissioning trust	153,376	298,805	—	398,953		851,134

Other special use funds:
Equity securities	45,130	—	—	593	(b)	45,723
U.S. Treasury debt	173,310	—	—	—		173,310
Municipal bonds	—	17,068	—	—		17,068
Subtotal other special use funds	218,440	17,068	—	593		236,101

Total assets	$373,016	$319,013	$2	$397,517		$1,089,548
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(52,696)	$(8,216)	$875	(a)	$(60,037)

(a)	Represents counterparty netting, margin, and collateral. See Note 7.

(b)	Represents net pending securities sales and purchases.

(c)	Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at June 30, 2019 and December 31, 2018:

	June 30, 2019 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$294	$11,675	Discounted cash flows	Electricity forward price (per MWh)	$18.27 - $30.11	$26.78
Natural Gas:
Forward Contracts (a)	142	1,514	Discounted cash flows	Natural gas forward price (per MMBtu)	$0.05 - $2.88	$2.41
Total	$436	$13,189

(a)	Includes swaps and physical and financial contracts.

	December 31, 2018 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$—	$2,456	Discounted cash flows	Electricity forward price (per MWh)	$17.88 - $37.03	$26.10
Natural Gas:
Forward Contracts (a)	2	5,760	Discounted cash flows	Natural gas forward price (per MMBtu)	$1.79 - $2.92	$2.48
Total	$2	$8,216

(a)	Includes swaps and physical and financial contracts.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts	2019	2018	2019	2018
Net derivative balance at beginning of period	$(5,612)	$(19,754)	$(8,214)	$(18,256)
Total net gains (losses) realized/unrealized:
Deferred as a regulatory asset or liability	(8,731)	(989)	(10,310)	(3,311)
Settlements	2,431	494	2,949	1,276
Transfers into Level 3 from Level 2	(3,096)	(2,534)	(3,098)	(4,979)
Transfers from Level 3 into Level 2	2,255	13,425	5,920	15,912
Net derivative balance at end of period	$(12,753)	$(9,358)	$(12,753)	$(9,358)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—	$—	$—

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

Financial Instruments Not Carried at Fair Value

The carrying value of our short-term borrowings approximate fair value and are classified within Level 2 of the fair value hierarchy. See Note 3 for our long-term debt fair values. The NTEC note receivable related to the sale of 4CA’s interest in Four Corners bears interest at 3.9% per annum and has a book value of $53 million as of June 30, 2019 and $61 million as of December 31, 2018 as presented on the Condensed Consolidated Balance Sheets.  The carrying amount is not materially different from the fair value of the note receivable and is classified within Level 3 of the fair value hierarchy.  See Note 8 for more information on 4CA matters.

12.	Investments in Nuclear Decommissioning Trust and Other Special Use Funds

We have investments in debt and equity securities held in nuclear decommissioning trust, coal reclamation escrow account, and an active union employee medical account. Investments in debt securities are classified as available-for-sale securities. We record both debt and equity security investments at their fair value on our Condensed Consolidated Balance Sheets. See Note 11 for a discussion of how fair value is determined and the classification of the investments within the fair value hierarchy. The investments in each trust or account are restricted for use and are intended to fund specified costs and activities as further described for each fund below.

Nuclear Decommissioning Trust - To fund the future costs APS expects to incur to decommission Palo Verde, APS established an external decommissioning trust in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities. Earnings and proceeds from sales and maturities of securities are reinvested in the trust. Because of the ability of APS to recover decommissioning

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

costs in rates, and in accordance with the regulatory treatment, APS has deferred realized and unrealized gains and losses (including other-than-temporary impairments) in other regulatory liabilities.

Coal Reclamation Escrow Account - APS has investments restricted for the future coal mine reclamation funding related to Four Corners. This escrow account is primarily invested in fixed income securities. Earnings and proceeds from sales of securities are reinvested in the escrow account. Because of the ability of APS to recover coal reclamation costs in rates, and in accordance with the regulatory treatment, APS has deferred realized and unrealized gains and losses (including other-than-temporary impairments) in other regulatory liabilities. Activities relating to APS coal reclamation escrow account investments are included within the other special use funds in the table below.

Active Union Employee Medical Account - APS has investments restricted for paying active union employee medical costs. These investments were transferred from APS other postretirement benefit trust assets into the active union employee medical trust in January 2018 (see Note 7 in the 2018 Form 10-K). These investments may be used to pay active union employee medical costs incurred in the current and future periods. The account is invested primarily in fixed income securities. In accordance with the ratemaking treatment, APS has deferred the unrealized gains and losses (including other-than-temporary impairments) in other regulatory assets. Activities relating to active union employee medical account investments are included within the other special use funds in the table below.

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS's nuclear decommissioning trust and other special use fund assets at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trust	Other Special Use Funds	Total
Equity securities	$474,694	$13,200	$487,894		$291,295	$—
Available for sale-fixed income securities	469,089	227,361	696,450	(a)	24,638	(696)
Other	6,665	997	7,662	(b)	—	—
Total	$950,448	$241,558	$1,192,006		$315,933	$(696)

(a)	As of June 30, 2019, the amortized cost basis of these available-for-sale investments is $672 million.

(b)	Represents net pending securities sales and purchases.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trust	Other Special Use Funds	Total
Equity securities	$402,008	$45,130	$447,138		$222,147	$(459)
Available for sale-fixed income securities	446,978	190,378	637,356	(a)	8,634	(6,778)
Other	2,148	593	2,741	(b)	—	—
Total	$851,134	$236,101	$1,087,235		$230,781	$(7,237)

(a)	As of December 31, 2018, the amortized cost basis of these available-for-sale investments is $635 million.

(b)	Represents net pending securities sales and purchases.

The following table sets forth APS's realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,
	Nuclear Decommissioning Trust	Other Special Use Funds	Total
2019
Realized gains	$2,643	$—	$2,643
Realized losses	(1,700)	—	(1,700)
Proceeds from the sale of securities (a)	93,559	36,747	130,306
2018
Realized gains	$1,484	$—	$1,484
Realized losses	(2,978)	—	(2,978)
Proceeds from the sale of securities (a)	122,790	2,426	125,216

(a)	Proceeds are reinvested in the nuclear decommissioning trust and coal reclamation escrow account.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	Nuclear Decommissioning Trust	Other Special Use Funds	Total
2019
Realized gains	$3,746	$—	$3,746
Realized losses	(3,105)	—	(3,105)
Proceeds from the sale of securities (a)	216,152	93,202	309,354
2018
Realized gains	$2,298	$1	$2,299
Realized losses	(5,025)	—	(5,025)
Proceeds from the sale of securities (a)	253,246	4,981	258,227

(a)	Proceeds are reinvested in the nuclear decommissioning trust and coal reclamation escrow account.

     The fair value of APS's fixed income securities, summarized by contractual maturities, at June 30, 2019, is as follows (dollars in thousands):

	Nuclear Decommissioning Trust (a)	Coal Reclamation Escrow Account	Active Union Medical Trust	Total
Less than one year	$37,373	$22,253	$40,219	$99,845
1 year – 5 years	126,745	17,449	140,569	284,763
5 years – 10 years	113,989	1,807	—	115,796
Greater than 10 years	190,982	5,064	—	196,046
Total	$469,089	$46,573	$180,788	$696,450

(a)	Includes certain fixed income investments that are not due at a single maturity date. These investments have been allocated within the table based on the final payment date of the instrument.

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

ASU 2018-15, Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

In August 2018, a new accounting standard was issued that clarifies how customers in a cloud computing service arrangement should account for implementation costs associated with the arrangement. To determine which implementation costs should be capitalized, the new guidance aligns the accounting with existing guidance pertaining to internal-use software. As a result of this new standard, certain cloud computing service arrangement implementation costs will now be subject to capitalization and amortized on a straight-line basis over the cloud computing service arrangement term. The new standard is effective for us on January 1, 2020, with early application permitted, and may be applied using either a retrospective or prospective transition approach. On July 1, 2019, we early adopted this new accounting standard using the prospective approach. The adoption did not have a material impact on our financial statements.

Standards Pending Adoption

ASU 2016-13, Financial Instruments: Measurement of Credit Losses

In June 2016, a new accounting standard was issued that amends the measurement of credit losses on certain financial instruments. The new standard will require entities to use a current expected credit loss model to measure impairment of certain investments in debt securities, trade accounts receivables, and other financial instruments. Since the issuance of the new standard, various guidance has been issued that amends the new standard, including clarifications of certain aspects of the standard and targeted transition relief, among other changes. The new standard and related amendments are effective for us on January 1, 2020, and must be adopted using a modified retrospective approach for certain aspects of the standard, and a prospective approach for other aspects of the standard. We are currently evaluating this new accounting standard and the impacts it may have on our financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.     Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Three Months Ended June 30
Balance March 31, 2019	$(45,118)		$(1,383)		$(46,501)
OCI (loss) before reclassifications	(2,422)		—		(2,422)
Amounts reclassified from accumulated other comprehensive loss	883	(a)	404	(b)	1,287
Balance June 30, 2019	$(46,657)		$(979)		$(47,636)

Balance March 31, 2018	$(49,494)		$(2,847)		$(52,341)
OCI (loss) before reclassifications	(5,928)		—		(5,928)
Amounts reclassified from accumulated other comprehensive loss	1,189	(a)	456	(b)	1,645
Balance June 30, 2018	$(54,233)		$(2,391)		$(56,624)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Six Months Ended June 30
Balance December 31, 2018	$(45,997)		$(1,711)		$(47,708)
OCI (loss) before reclassifications	(2,422)		—		(2,422)
Amounts reclassified from accumulated other comprehensive loss	1,762	(a)	732	(b)	2,494
Balance June 30, 2019	$(46,657)		$(979)		$(47,636)

Balance December 31, 2017	$(42,440)		$(2,562)		$(45,002)
OCI (loss) before reclassifications	(5,928)		(96)		(6,024)
Amounts reclassified from accumulated other comprehensive loss	2,089	(a)	865	(b)	2,954
Reclassification of income tax effect related to tax reform	(7,954)	(c)	(598)	(c)	(8,552)
Balance June 30, 2018	$(54,233)		$(2,391)		$(56,624)

(a)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 5.

(b)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

(c)	In 2018, the company adopted new accounting guidance and elected to reclassify income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in APS's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Three Months Ended June 30
Balance March 31, 2019	$(24,644)		$(1,383)		$(26,027)
OCI (loss) before reclassifications	(2,414)		—		(2,414)
Amounts reclassified from accumulated other comprehensive loss	761	(a)	404	(b)	1,165
Balance June 30, 2019	$(26,297)		$(979)		$(27,276)

Balance March 31, 2018	$(28,004)		$(2,847)		$(30,851)
OCI (loss) before reclassifications	(5,790)		—		(5,790)
Amounts reclassified from accumulated other comprehensive loss	1,026	(a)	456	(b)	1,482
Balance June 30, 2018	$(32,768)		$(2,391)		$(35,159)

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Six Months Ended June 30
Balance December 31, 2018	$(25,396)		$(1,711)		$(27,107)
OCI (loss) before reclassifications	(2,414)		—		(2,414)
Amounts reclassified from accumulated other comprehensive loss	1,513	(a)	732	(b)	2,245
Balance June 30, 2019	$(26,297)		$(979)		$(27,276)

Balance December 31, 2017	$(24,421)		$(2,562)		$(26,983)
OCI (loss) before reclassifications	(5,790)		(96)		(5,886)
Amounts reclassified from accumulated other comprehensive loss	1,883	(a)	865	(b)	2,748
Reclassification of income tax effect related to tax reform	(4,440)	(c)	(598)	(c)	(5,038)
Balance June 30, 2018	$(32,768)		$(2,391)		$(35,159)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 5.

(b)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

(c)	In 2018, the company adopted new accounting guidance and elected to reclassify income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings.

15.	Income Taxes

The Tax Cuts and Jobs Act reduced the corporate tax rate to 21% effective January 1, 2018. As a result of this rate reduction, the Company recognized a $1.14 billion reduction in its net deferred income tax liabilities as of December 31, 2017. In accordance with accounting for regulated companies, the effect of this rate reduction was substantially offset by a net regulatory liability.

Federal income tax laws require the amortization of a majority of the balance over the remaining regulatory life of the related property. As a result of the modifications made to the annual transmission formula rate during the second quarter of 2018, the Company began amortization of FERC jurisdictional net excess deferred tax liabilities in 2018. On March 13, 2019, the ACC approved the Company's proposal to amortize non-depreciation related net excess deferred tax liabilities subject to its jurisdiction over a twelve month period. As a result, the Company began amortization in March 2019. As of June 30, 2019, the Company has recorded $19.4 million of income tax benefit related to the amortization of these non-depreciation related net excess deferred tax liabilities. On April 10, 2019, the Company filed a request with the ACC which addresses the amortization of depreciation related excess deferred taxes. See Note 4 for more details.

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

Net income associated with the Palo Verde sale leaseback VIEs is not subject to tax.  As a result, there is no income tax expense associated with the VIEs recorded on the Pinnacle West Consolidated and APS Consolidated Statements of Income. See Note 6 for additional details related to the Palo Verde sale leaseback VIEs.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of the balance sheet date, the tax year ended December 31, 2015 and all subsequent tax years remain subject to examination by the IRS.  With a few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for years before 2014.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information related to our lease costs for the three and six months ended June 30, 2019 (dollars in thousands):

	Three Months Ended June 30, 2019
	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
Operating lease cost	$14,063	$4,414	$18,477
Variable lease cost	41,529	360	41,889
Short-term lease cost	—	1,812	1,812
Total lease cost	$55,592	$6,586	$62,178

	Six Months Ended June 30, 2019
	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
Operating lease cost	$14,063	$8,762	$22,825
Variable lease cost	58,820	360	59,180
Short-term lease cost	—	2,665	2,665
Total lease cost	$72,883	$11,787	$84,670

Lease costs are primarily included as a component of operating expenses on our Condensed Consolidated Statements of Income. Lease costs relating to purchased power lease contracts are recorded in fuel and purchased power on the Condensed Consolidated Statements of Income, and are subject to recovery under the PSA or RES (see Note 4). The tables above reflect the lease cost amounts before the effect of regulatory deferral under the PSA and RES. Variable lease costs are recognized in the period the costs are incurred, and primarily relate to renewable purchased power lease contracts. Payments under most renewable purchased power lease contracts are dependent upon environmental factors, and due to the inherent uncertainty associated with the reliability of the fuel source, the payments are considered variable and are excluded from the measurement of lease liabilities and right-of-use lease assets. Certain of our lease agreements have lease terms with non-consecutive periods of use. For these agreements we recognize lease costs during the periods of use. Leases with initial terms of 12 months or less are considered short-term leases and are not recorded on the balance sheet.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information related to the maturity of our operating lease liabilities at June 30, 2019 (dollars in thousands):

	June 30, 2019
Year	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
2019 (remaining six months of 2019)	$49,051	$7,335	$56,386
2020	—	12,868	12,868
2021	—	10,029	10,029
2022	—	6,988	6,988
2023	—	5,838	5,838
2024	—	3,691	3,691
Thereafter	—	38,506	38,506
Total lease commitments	49,051	85,255	134,306
Less imputed interest	294	20,411	20,705
Total lease liabilities	$48,757	$64,844	$113,601

We recognize lease assets and liabilities upon lease commencement. At June 30, 2019, we have additional lease arrangements that have been executed, but have not yet commenced. These arrangements primarily relate to purchased power lease contracts. These leases have commencement dates beginning in June 2020 with terms ending through October 2027. We expect the total fixed consideration paid for these arrangements, which includes both lease and nonlease payments, will approximate $705 million over the term of the arrangements.

The following table provides information related to estimated future minimum operating lease payments at December 31, 2018 (dollars in thousands):

	December 31, 2018
Year	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
2019	$54,499	$13,747	$68,246
2020	—	12,428	12,428
2021	—	9,478	9,478
2022	—	6,513	6,513
2023	—	5,359	5,359
Thereafter	—	42,236	42,236
Total future lease commitments	$54,499	$89,761	$144,260

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide other additional information related to operating lease liabilities:

June 30, 2019
Weighted average remaining lease term	8 years
Weighted average discount rate (a)	3.84%

(a) Most of our lease agreements do not contain an implicit rate that is readily determinable. For these agreements we use our incremental borrowing rate to measure the present value of lease liabilities.  We determine our incremental borrowing rate at lease commencement based on the rate of interest that we would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. We use the implicit rate when it is readily determinable.

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows (dollars in thousands):	$11,987

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

Coal and Related Environmental Matters and Transactions.  APS is a joint owner of three coal-fired power plants and acts as operating agent for two of the plants.  APS is focused on the impacts on its coal fleet that may result from increased regulation and potential legislation concerning GHG emissions. On June 19, 2019, EPA took final action on its proposals to repeal EPA's 2015 Clean Power Plan (“CPP”) and replace those regulations with a new rule, the Affordable Clean Energy (“ACE”) regulations. EPA originally finalized the CPP on August 3, 2015, and those regulations had been stayed pending judicial review. The ACE regulations are more narrow than the CPP, and is based upon heat-rate improvements at steam-electric power plants. APS continually analyzes its long-range capital management plans to assess the potential effects of such proposals, understanding that any resulting regulation and legislation could impact the economic viability of certain plants, as well as the willingness or ability of power plant participants to continue participation in such plants.

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

On March 20, 2019, APS announced that it began evaluating the feasibility and cost of converting a unit at Cholla to burn biomass. Biomass is a fuel comprised of forest trimmings, and a converted unit at Cholla could assist in forest thinning, responsible forest management, an improved watershed, and a reduced wildfire risk. APS’s ability to operate a biomass power plant would depend on third-parties procuring forest biomass for fuel. APS reported the results of its evaluation on May 9, 2019 to the ACC. On July 10, 2019, the ACC voted to not require APS to file a request for proposal to convert the unit at Cholla to burn biomass.

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

On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. On September 11, 2017, the Arizona District Court issued an order granting NTEC's motion, dismissing the litigation with prejudice, and terminating the proceedings. On November 9, 2017, the environmental group plaintiffs appealed the district court order dismissing their lawsuit. On July 29, 2019, the Ninth Circuit Court of Appeals affirmed the September 2017 dismissal of the lawsuit. We cannot predict the outcome of any further proceedings.

Wastewater Permit. On July 16, 2018, several environmental groups filed a petition for review before the EPA EAB concerning the NPDES wastewater discharge permit for Four Corners, which was reissued on June 12, 2018.  The environmental groups allege that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning EPA’s 2015 revised effluent limitation guidelines for steam-electric EGUs, 2014 existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities.  To address certain of these issues through a reconsidered permit, EPA took action on December 19, 2018 to withdraw the NPDES permit reissued in June 2018. Withdrawal of the permit moots the EAB appeal, and EPA filed a motion to dismiss on that basis. The EAB thereafter dismissed the environmental group appeal on February 12, 2019. On April 30, 2019, EPA issued a proposed NPDES permit for Four Corners and took comment on this proposal through July 1, 2019. As part of this proposal, EPA is contemplating a December 31, 2023 compliance deadline governing Four Corners for the recently updated effluent guidelines for bottom-ash transport water. EPA currently projects that it will take final action on this permit proposal by September 30, 2019. At this time, we cannot predict the outcome of EPA's reconsideration of the NPDES permit and whether reconsideration will have a material impact on our financial position, results of operations or cash flows.

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

Natural Gas.  APS has six natural gas power plants located throughout Arizona, including Ocotillo. Ocotillo was originally a 330 MW 4-unit gas plant located in the metropolitan Phoenix area.  In early 2014, APS announced a project to modernize the plant, which involves retiring two older 110 MW steam units, adding five 102 MW combustion turbines and maintaining two existing 55 MW combustion turbines.  The modernization of the plant was completed on May 30, 2019 and it increased the capacity of the site by 290 MW to a total of 620 MW. (See Note 4 for details of the rate recovery in our 2017 Rate Case Decision.)

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

Renewable Energy. APS has a diverse portfolio of existing and planned renewable resources, including solar, wind, geothermal, biomass and biogas. APS's clean energy strategy includes executing purchased power contracts for new facilities, ongoing development of distributed energy resources and procurement of new facilities to be owned by APS. The following table summarizes APS's renewable energy sources in APS's renewable portfolio that are in operation and under development as of June 30, 2019. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	240	—
Purchased Power Agreements:
Solar	310	—
Solar + Energy Storage	—	50
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	3	—
Total Purchased Power Agreements	626	50
Total Distributed Energy: Solar (a)	902	36	(b)
Total Renewable Portfolio	1,768	86

(a)         Includes rooftop solar facilities owned by third parties. Distributed generation is produced in Direct Current and is converted to AC for reporting purposes.

(b)	Applications received by APS that are not yet installed and online.

APS has developed and owns solar resources through the ACC-approved AZ Sun Program.  APS invested approximately $675 million in the AZ Sun Program.  APS plans to issue two Requests for Proposal ("RFP") by September 2019. The first RFP will seek competitive proposals for up to 150 megawatts of APS-owned solar resources to be in service by 2021. This solar generation will be designed with the flexibility to add energy storage as a future option. A second RFP will pursue up to 250 megawatts of wind resources to be in service as soon as possible, but no later than 2022.

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

In early 2018, APS entered into a 15-year power purchase agreement for a 65 MW solar facility that charges a 50 MW solar-fueled battery. Service under this agreement is scheduled to begin in 2021. In 2018, APS issued a request for proposal for approximately 106 MW of battery storage to be located at up to five of its AZ Sun sites. Based upon our evaluation of the RFP responses, APS decided to expand the initial phase of battery deployment to 141 MW by adding a sixth AZ Sun site. In February 2019, we contracted for the 141 MW and originally anticipated such facilities could be in service by mid-2020. In April 2019, a battery module in APS’s McMicken battery energy storage facility experienced an equipment failure, which prompted an investigation to determine the cause. The results of the investigation will inform the timing of our utilization and implementation of batteries on our system. Due to the April 2019 event, APS is working with the counterparty for the AZ Sun sites to determine appropriate timing and path forward for such facilities. Additionally, in February 2019, APS signed two 20-year power purchase agreements for energy storage totaling 150 MW. Service under these power purchase agreements is expected to begin in mid-2021, pending approval from the ACC to allow for recovery of these agreements through the PSA and the results of the McMicken investigation.  Including the battery storage projects described above, we currently plan to install at least 700 MW of additional APS-owned solar plus battery storage and stand-alone battery storage systems by the summer of 2025. We originally intended to procure the first 260 MW in 2019 (60 MW on additional AZ Sun sites and 100 MW of solar plus 100 MW of battery storage), however given the April 2019 event we are currently evaluating appropriate timing and path forward to support the overall capacity goals for our system.

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

On January 3, 2018, an APS customer filed a petition with the ACC that was determined by the Administrative Law Judge to be a complaint filed pursuant to Arizona Revised Statute §40-246 and not a request for rehearing. Arizona Revised Statute §40-246 requires the ACC to hold a hearing regarding any complaint alleging that a public service corporation is in violation of any commission order or that the rates being charged are not just and reasonable if the complaint is signed by at least twenty-five customers of the public service corporation. The Complaint alleged that APS is “in violation of commission order” [sic]. On February 13, 2018, the complainant filed an amended Complaint alleging that the rates and charges in the 2017 Rate Case Decision are not just and reasonable.  The complainant requested that the ACC hold a hearing on the amended Complaint to determine if the average bill impact on residential customers of the rates and charges approved in the 2017 Rate Case Decision is greater than 4.54% (the average annual bill impact for a typical APS residential customer estimated by APS) and, if so, what effect the alleged greater bill impact has on APS's revenues and the overall reasonableness and justness of APS's rates and charges, in order to determine if there is sufficient evidence to warrant a full-scale rate hearing.  The ACC held a hearing on this matter beginning in September 2018 and the hearing was concluded on October 1, 2018. On April 9, 2019, the Administrative Law Judge issued a Recommended Opinion and Order recommending that the Complaint be dismissed. The ACC considered the matter at its April and May 2019 open meetings, but no decision was issued. On July 3, 2019, the Administrative Law Judge issued an amendment to the Recommended Opinion and Order that incorporated the requirements of the rate review of the 2017 Rate Case Decision (see below discussion regarding the rate review). On July 10, 2019, the ACC reconsidered the matter and adopted the Administrative Law Judge's amended Recommended Opinion and Order along with several ACC Commissioner amendments and an amendment incorporating the results of the rate review and resolved the Complaint.

On December 24, 2018, certain ACC Commissioners filed a letter stating that because the ACC had received a substantial number of complaints that the rate increase authorized by the 2017 Rate Case Decision was much more than anticipated, they believe there is a possibility that APS is earning more than was authorized by the 2017 Rate Case Decision.  Accordingly, the ACC Commissioners requested the ACC Staff to perform a rate review of APS using calendar year 2018 as a test year and file a report by May 3, 2019.  The ACC Commissioners also asked the ACC Staff to evaluate APS’s efforts to educate its customers regarding the new rates approved in the 2017 Rate Case Decision. On April 23, 2019, the ACC Staff indicated that they would need some additional time beyond May 3, 2019 to file the requested report.

On June 5, 2019, the ACC Staff filed a proposed order regarding the rate review of the 2017 Rate Case Decision. On June 11, 2019, the ACC Commissioners approved the proposed ACC Staff order with amendments. The key provisions of the amended order include the following:

•	APS must file a rate case no later than October 31, 2019, using a June 30, 2019 test-year;

•
until the conclusion of the rate case being filed no later than October 31, 2019, APS must provide information on customer bills that shows how much a customer would pay on their most economical rate given their actual usage during each month;

•	APS customers can switch rate plans during an open enrollment period of six months;

•
APS must identify customers whose bills have increased by more than 9% and that are not on the most economical rate and provide such customers with targeted education materials and an opportunity to switch rate plans;

•	APS must provide grandfathered net metering customers on legacy demand rates an opportunity to switch to another legacy rate to enable such customers to fully benefit from legacy net metering rates;

•	APS must fund and implement a supplemental customer education and outreach program to be developed with and administered by ACC Staff and a third-party consultant; and

•
APS must fund and organize, along with the third-party consultant, a stakeholder group to suggest better ways to communicate the impact of changes to adjustor cost recovery mechanisms (see Note 4 on cost recovery mechanisms), including more effective ways to educate customers on rate plans and to reduce energy usage.

APS cannot predict the outcome or impact of the future rate case to be filed no later than October 31, 2019. APS is assessing the impact to its financial statements of the implementation of the other key provisions of the amended order regarding the rate review and cannot predict at this time whether they will have a material impact on its financial position, results of operations or cash flows.

APS has several recovery mechanisms in place that provide more timely recovery to APS of its fuel and transmission costs, and costs associated with the promotion and implementation of its demand side management and renewable energy efforts and customer programs.  These mechanisms, such as the RES and Demand Side Management Adjustor Charge, are described more fully in Note 4.

SCR Cost Recovery. On December 29, 2017, in accordance with the 2017 Rate Case Decision, APS filed a Notice of Intent to file its SCR Adjustment to permit recovery of costs associated with the installation of SCR equipment at Four Corners Units 4 and 5.  APS filed the SCR Adjustment request in April 2018. Consistent with the 2017 Rate Case Decision, the request was narrow in scope and addressed only costs associated with this specific environmental compliance equipment. The SCR Adjustment request provided that there would be a $67.5 million annual revenue impact that would be applied as a percentage of base rates for all applicable customers. Also, as provided for in the 2017 Rate Case Decision, APS requested that the rate adjustment become effective no later than January 1, 2019. The hearing for this matter occurred in September 2018. At the hearing, APS accepted ACC Staff's recommendation of a lower annual revenue impact of approximately $58.5 million. The Administrative Law Judge issued a Recommended Opinion and Order finding that the costs for the SCR project were prudently incurred and recommending authorization of the $58.5 million annual revenue requirement related to the installation and operation of the SCRs. Exceptions to the Recommended Opinion and Order were filed by the parties and intervenors on December 7, 2018.  The ACC has not issued a decision on this matter.  APS cannot predict the outcome or timing of the decision on this matter. APS may be required to record a charge to its results of operations if the ACC issues an unfavorable decision (see SCR deferral in the Regulatory Assets and Liabilities table in Note 4).

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

On April 10, 2019, APS filed a third request with the ACC that addresses the amortization of depreciation related excess deferred taxes over a 28.5 year period (“TEAM Phase III”).  Over the first 36 months, TEAM Phase III is expected to return $34.5 million to customers annually, and APS proposed this refund begin July 1, 2019. APS is currently in the process of seeking IRS guidance affirming the amortization method and period applicable to these depreciation related excess deferred taxes. The ACC has not yet approved TEAM Phase III.

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

On August 4, 2017, Commissioner Burns amended his complaint to add all of the ACC Commissioners and the ACC itself as defendants. All defendants moved to dismiss the amended complaint. On February 15, 2018, the Superior Court dismissed Commissioner Burns’ amended complaint. On March 6, 2018, Commissioner Burns filed an objection to the proposed final order from the Superior Court and a motion to further amend his complaint. The Superior Court permitted Commissioner Burns to amend his complaint to add a claim regarding his attempted investigation into whether his fellow commissioners should have been disqualified from voting on APS’s 2017 rate case. Commissioner Burns filed his second amended complaint, and all defendants filed responses opposing the second amended complaint and requested that it be dismissed. Oral argument occurred in November 2018 regarding the motion to dismiss. On December 18, 2018, the trial court granted the defendants’ motions to dismiss and entered final judgment on January 18, 2019. On

February 13, 2019, Commissioner Burns filed a notice of appeal. On July 12, 2019, Commissioner Burns filed his opening brief in the Arizona Court of Appeals and all answering briefs are due on August 21, 2019. APS and Pinnacle West cannot predict the outcome of this matter.

Information Requests from Arizona Corporation Commissioners. On January 14, 2019, ACC Commissioner Kennedy opened a docket to investigate campaign expenditures and political participation of APS and Pinnacle West. In addition, on February 27, 2019, ACC Commissioners Burns and Dunn opened a new docket and requested documents from APS and Pinnacle West related to ACC elections and charitable contributions related to the ACC. On March 1, 2019, ACC Commissioner Kennedy issued a subpoena to APS seeking several categories of information for both Pinnacle West and APS including political contributions, lobbying expenditures, marketing and advertising expenditures, and contributions made to 501(c)(3) and 501(c)(4) entities, for the years 2013-2018. Pinnacle West and APS voluntarily responded to both sets of requests on March 29, 2019. APS also received and responded to various follow-on requests from ACC Commissioners on these matters. Pinnacle West and APS cannot predict the outcome of these matters.

Energy Modernization Plan. On January 30, 2018, former ACC Commissioner Tobin proposed the Energy Modernization Plan, which consisted of a series of energy policies tied to clean energy sources such as energy storage, biomass, energy efficiency, electric vehicles, and expanded energy planning through the integrated resource plans ("IRP") process. In August 2018, the ACC directed ACC Staff to open a new rulemaking docket which will address a wide range of energy issues, including the Energy Modernization Plan proposals. The rulemaking will consider possible modifications to existing ACC rules, such as the RES, Electric and Gas Energy Efficiency Standards, Net Metering, Resource Planning, and the Biennial Transmission Assessment, as well as the development of new rules regarding forest bioenergy, electric vehicles, interconnection of distributed generation, baseload security, blockchain technology and other technological developments, retail competition, and other energy-related topics. On April 25, 2019, the ACC Staff issued a set of draft rules in regards to the Energy Modernization Plan and workshops were held on April 29, 2019 regarding these draft rules. On July 2, 2019, the ACC Staff issued a revised set of draft rules, which propose a RES goal of 45% of retail energy served be renewable by 2035 and a goal of 20% of retail sales during peak demand to be from clean energy resources by 2035.  The draft rules also require a certain amount of the RES goal to be derived from Distributed Renewable Storage, for which utilities would be required to offer performance-based incentives.  Clean peak sales would include nuclear energy as a clean resource. The ACC held stakeholder meetings and workshops on ACC Staff’s draft energy rules on July 30 and July 31, 2019 and additional stakeholder workshops will be held in August 2019. APS cannot predict the outcome of this matter.

Integrated Resource Planning. ACC rules require utilities to develop fifteen-year IRPs which describe how the utility plans to serve customer load in the plan timeframe.  The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged.  In March of 2018, the ACC reviewed the 2017 IRPs of its jurisdictional utilities and voted to not acknowledge any of the plans.  APS does not believe that this lack of acknowledgment will have a material impact on our financial position, results of operations or cash flows.  Based on an ACC decision, APS is required to file a Preliminary Resource Plan by April 1, 2019 and its final IRP by April 1, 2020. On February 25, 2019, APS filed a request to extend the deadline to file its Preliminary IRP from April 1, 2019 to August 1, 2019.  On April 24, 2019, the ACC approved this request. On August 1, 2019, APS filed its Preliminary IRP.

Public Utility Regulatory Policies Act. In August 2016, APS filed an application requesting that all of its contracts with qualifying facilities over 100 kW be set at a presumptive maximum 2 year term. A qualifying facility is an eligible energy-producing facility as defined by FERC regulations within a host electric utility’s service territory that has a right to sell to the host utility. Host utilities are required to purchase power from qualifying facilities at an avoided cost. A hearing is set to begin on August 27, 2019 regarding APS’s application. APS cannot predict the outcome of this matter.

Residential Electric Utility Customer Service Disconnections. On June 13, 2019, APS voluntarily suspended electric disconnections for residential customers who had not paid their bills.  On June 20, 2019, the ACC voted to enact emergency rule amendments to prevent residential electric utility customer service disconnections during the period from June 1 through October 15.  During the moratorium on disconnections, APS cannot charge late fees and interest on amounts that are past due from customers.  Customer deposits must also be used to pay delinquent amounts before disconnection can occur and customers will have four months to pay back their deposit and any remaining delinquent amounts.  The emergency rule changes will be effective for 180 days and may be renewed once.  During that time, the ACC will begin a formal regular rulemaking process to allow stakeholder input and time for consideration of permanent rules changes.  The ACC further ordered that each regulated electric utility serving retail customers in Arizona update its service conditions by incorporating the emergency rule amendments, restore power to any customers who were disconnected during the month of June 2019 and credit any fees that were charged for a reconnection.  In July 2019, certain Arizona electric cooperatives filed a request for rehearing of the emergency rules for disconnections on several grounds, including that Attorney General certification is required for such rulemaking. APS currently estimates that the disconnection moratorium will result in an impact to its 2019 financial statements of approximately $5 million to $10 million depending on certain assumptions, including customer behaviors. APS is further assessing the impact to its financial statements beyond 2019, which will be affected by the results of final rulemaking related to disconnections.

Retail Electric Competition Rules. On November 17, 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. An ACC special open meeting workshop was held on December 3, 2018. No substantive action was taken, but interested parties were asked to submit written comments and respond to a list of questions from ACC Staff. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. Interested parties filed comments to the ACC Staff report and a stakeholder meeting and workshop to discuss the retail electric competition rules and energy modernization plan proposals was held on July 30, 2019. APS cannot predict whether these efforts will result in any changes and, if changes to the rules results, what impact these rules would have on APS.

FERC Matter. As part of APS’s acquisition of SCE’s interest in Four Corners Units 4 and 5, APS and SCE agreed, via a "Transmission Termination Agreement" that, upon closing of the acquisition, the companies would terminate an existing transmission agreement ("Transmission Agreement") between the parties that provides transmission capacity on a system (the "Arizona Transmission System") for SCE to transmit its portion of the output from Four Corners to California.  APS previously submitted a request to FERC related to this termination, which resulted in a FERC order denying rate recovery of $40 million that APS agreed to pay SCE associated with the termination.  On December 22, 2015, APS and SCE agreed to terminate the Transmission Termination Agreement and allow for the Transmission Agreement to expire according to its terms, which includes settling obligations in accordance with the terms of the Transmission Agreement.  APS established a regulatory asset of $12 million in 2015 in connection with the payment required under the terms of the Transmission Agreement. On July 1, 2016, FERC issued an order denying APS’s request to recover the regulatory asset through its FERC-jurisdictional rates.  APS and SCE completed the termination of the Transmission Agreement on July 6, 2016. APS made the required payment to SCE and wrote-off the $12 million regulatory asset and charged operating revenues to reflect the effects of this order in the second quarter of 2016.  On July 29, 2016, APS filed for a rehearing with FERC. In its order denying recovery, FERC also referred to its enforcement division a question of whether the agreement between APS and SCE relating to the settlement of obligations under the Transmission Agreement was a jurisdictional contract that should have been filed with FERC. On October 5, 2017, FERC issued an order denying APS's request for rehearing. FERC also upheld its prior determination that the agreement relating to the settlement was a jurisdictional contract and should have been filed with FERC. APS cannot predict whether or if the enforcement division will take any action. APS filed an appeal of FERC's July 1, 2016 and October 5, 2017 orders with the United States Court of Appeals for the Ninth Circuit on December 4, 2017. On June 14, 2019, the United States Court of Appeals for the Ninth Circuit issued an unpublished memorandum order denying APS’s petition for review of FERC’s orders that denied APS’s request to recover the regulatory asset through its FERC-jurisdictional rates and granting APS’s petition for review of FERC’s orders finding the agreement to be a jurisdictional contract. The United States Court of Appeals for the Ninth Circuit vacated FERC’s determination that the agreement was required to be filed with FERC and remanded the issue to FERC for additional proceedings. APS cannot predict the outcome of the remand proceeding.

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

Actual and Projected Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.8% for the six-month period ended June 30, 2019 compared with the prior-year period.  For the three years 2016 through 2018, APS’s customer growth averaged 1.6% per year. We currently project annual customer growth to be 1.5 - 2.5% for 2019 and to average in the range of 1.5 - 2.5% for 2019 through 2021 based on our assessment of improving economic conditions in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 0.2% for the six-month period ended June 30, 2019 compared with the prior-year period. Improving economic conditions and customer growth were offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives.  For the three years 2016 through 2018, annual retail electricity sales were about flat, adjusted to exclude the effects of weather variations.  We currently project that annual retail electricity sales in kWh will increase in the range of 1.0 - 2.0% for 2019 and increase on average in the range of 1.5 - 2.5% during 2019 through 2021, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  Slower than expected growth of the Arizona economy or acceleration of the expected effects of customer conservation, energy efficiency or distributed renewable generation initiatives could further impact these estimates.

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

Weather.  In forecasting the retail sales growth numbers provided above, we assume normal weather patterns based on historical data.  Historically, extreme weather variations have resulted in annual variations in net income in excess of $25 million.  However, our experience indicates that the more typical variations from normal weather can result in increases or decreases in annual net income of up to $15 million.

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

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions and non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities. On December 22, 2017, the Tax Act was enacted and was generally effective on January 1, 2018. Changes impacting the Company include a reduction in the corporate tax rate to 21%, revisions to the rules related to tax bonus depreciation, limitations on interest deductibility and an associated exception for certain public utilities, and requirements that certain excess deferred tax amounts of regulated utilities be normalized. (See Note 15 for details of the impacts on the Company as of June 30, 2019.) In APS's recent general retail rate case, the ACC approved a Tax Expense Adjustor Mechanism which will be used to pass through the income tax effects to retail customers of the Tax Act. (See Note 4 for details of the TEAM.)

RESULTS OF OPERATIONS

Pinnacle West’s only reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to Native Load customers) and related activities and includes electricity generation, transmission and distribution.

Operating Results — Three-month period ended June 30, 2019 compared with three-month period ended June 30, 2018.

Our consolidated net income attributable to common shareholders for the three months ended June 30, 2019 was $144 million, compared with consolidated net income attributable to common shareholders of $167 million for the prior-year period.  The results reflect a decrease of approximately $20 million for the regulated electricity segment primarily due to the effects of weather, partially offset by lower operations and maintenance expense.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended June 30,
	2019	2018	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$626	$701	$(75)
Operations and maintenance	(227)	(263)	36
Depreciation and amortization	(147)	(145)	(2)
Taxes other than income taxes	(55)	(53)	(2)
Pension and other postretirement non-service credits - net	6	12	(6)
All other income and expenses, net	16	16	—
Interest charges, net of allowance for borrowed funds used during construction	(53)	(54)	1
Income taxes	(17)	(45)	28
Less income related to noncontrolling interests (Note 6)	(5)	(5)	—
Regulated electricity segment income	144	164	(20)
All other	—	3	(3)
Net Income Attributable to Common Shareholders	$144	$167	$(23)

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $75 million lower for the three months ended June 30, 2019 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Effects of weather	$(61)	$(15)	$(46)
Refunds due to lower Federal corporate income tax rate (Note 4)	(28)	—	(28)
Lower renewable energy regulatory surcharges, partially offset by operations and maintenance costs	(10)	—	(10)
Higher transmission revenues (Note 4)	5	—	5
Higher retail revenue due to higher customer growth and changes in customer usage patterns, partially offset by the impacts of energy efficiency and distributed generation	2	(1)	3
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(12)	(14)	2
Miscellaneous items, net	1	2	(1)
Total	$(103)	$(28)	$(75)

Operations and maintenance.  Operations and maintenance expenses decreased $36 million for the three months ended June 30, 2019 compared with the prior-year period primarily because of:

•	A decrease of $10 million in fossil generation primarily due to lower planned outages and other operating costs;

•	A decrease of $10 million related to costs for renewable energy and similar regulatory programs, which is partially offset by operating revenues and purchased power;

•	A decrease of $9 million related to public outreach costs at the parent company primarily associated with the ballot initiative in 2018;

•	A decrease of $7 million related to employee benefit costs;

•	An increase of $4 million for costs related to information technology; and

•	A decrease of $4 million for other miscellaneous factors.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $6 million lower for the three months ended June 30, 2019 compared to the prior-year period primarily due to lower market returns.

Income taxes.  Income taxes were $28 million lower for the three months ended June 30, 2019 compared with the prior-year period primarily due to amortization of excess deferred taxes (Note 4) and lower pretax income.

Operating Results — Six-month period ended June 30, 2019 compared with six-month period ended June 30, 2018.

Our consolidated net income attributable to common shareholders for the six months ended June 30, 2019 was $162 million, compared with consolidated net income attributable to common shareholders of $170 million for the prior-year period.  The results reflect a decrease of approximately $7 million for the regulated electricity segment primarily due to the effects of weather and lower pension and other postretirement non-service credits, partially offset by lower operations and maintenance expense.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Six Months Ended June 30,
	2019	2018	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$1,135	$1,190	$(55)
Operations and maintenance	(472)	(524)	52
Depreciation and amortization	(296)	(289)	(7)
Taxes other than income taxes	(110)	(106)	(4)
Pension and other postretirement non-service credits - net	11	25	(14)
All other income and expenses, net	30	33	(3)
Interest charges, net of allowance for borrowed funds used during construction	(107)	(107)	—
Income taxes	(19)	(43)	24
Less income related to noncontrolling interests (Note 6)	(10)	(10)	—
Regulated electricity segment income	162	169	(7)
All other	—	1	(1)
Net Income Attributable to Common Shareholders	$162	$170	$(8)

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $55 million lower for the six months ended June 30, 2019 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Refunds due to lower Federal corporate income tax rate (Note 4)	$(32)	$—	$(32)
Effects of weather	(33)	(8)	(25)
Lower renewable energy regulatory surcharges and higher purchased power, partially offset by operations and maintenance costs	(15)	1	(16)
Lower transmission revenues (Note 4)	(3)	—	(3)
Change in residential rate design and seasonal rates (a)	13	—	13
Higher retail revenue due to higher customer growth and changes in customer usage patterns, partially offset by the impacts of energy efficiency and distributed generation	6	1	5
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	4	4	—
Miscellaneous items, net	6	3	3
Total	$(54)	$1	$(55)
(a) As part of the 2017 Settlement Agreement, rate design changes were implemented in the spring of 2018 that moved some revenue responsibility from summer to non-summer months. The change was made to better align revenue collections with costs of service.

Operations and maintenance.  Operations and maintenance expenses decreased $52 million for the six months ended June 30, 2019 compared with the prior-year period primarily because of:

•	A decrease of $18 million in fossil generation primarily due to lower planned outages and other operating costs;

•	A decrease of $17 million related to costs for renewable energy and similar regulatory programs, which is partially offset by operating revenues and purchased power;

•	A decrease of $11 million related to public outreach costs at the parent company primarily associated with the ballot initiative in 2018;

•	A decrease of $8 million in transmission, distribution and customer service costs;

•	An increase of $6 million for costs related to information technology; and

•	A decrease of $4 million for other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $7 million higher for the six months ended June 30, 2019 compared with the prior-year period primarily related to increased plant in service.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $13 million lower for the six months ended June 30, 2019 compared to the prior-year period primarily due to lower market returns.

Income taxes.  Income taxes were $24 million lower for the six months ended June 30, 2019 compared with the prior-year period primarily due to amortization of excess deferred taxes (Note 4) and lower pretax income.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At June 30, 2019, APS’s common equity ratio, as defined, was 54%.  Its total shareholder equity was approximately $5.7 billion, and total capitalization was approximately $10.5 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $4.2 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

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

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the six months ended June 30, 2019 and 2018 (dollars in millions):

Pinnacle West Consolidated

	Six Months Ended June 30,		Net
	2019	2018	Change
Net cash flow provided by operating activities	$346	$396	$(50)
Net cash flow used for investing activities	(528)	(679)	151
Net cash flow provided by financing activities	178	273	(95)
Net change in cash and cash equivalents	$(4)	$(10)	$6

Arizona Public Service Company

	Six Months Ended June 30,		Net
	2019	2018	Change
Net cash flow provided by operating activities	$335	$406	$(71)
Net cash flow used for investing activities	(536)	(667)	131
Net cash flow provided by financing activities	197	251	(54)
Net change in cash and cash equivalents	$(4)	$(10)	$6

Operating Cash Flows

Six-month period ended June 30, 2019 compared with six-month period ended June 30, 2018.  Pinnacle West’s consolidated net cash provided by operating activities was $346 million in 2019, compared to $396 million in 2018, a decrease of $50 million in net cash provided by operating activities primarily due to higher payments for operations and maintenance, property taxes, pension contributions and interest, partially offset by lower fuel and purchased power costs and higher customer advances.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 112% funded as of January 1, 2019 and 117% as of January 1, 2018.  Under GAAP, the qualified pension plan was 90% funded as of January 1, 2019 and 95% funded as of January 1, 2018. See Note 5 for additional details. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have made voluntary contributions of $120 million to our pension plan year-to-date in 2019. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $350 million during the 2019-2021 period. We do not expect to make any contributions over the next three years to our other postretirement benefit plans.

Investing Cash Flows

Six-month period ended June 30, 2019 compared with six-month period ended June 30, 2018.  Pinnacle West’s consolidated net cash used for investing activities was $528 million in 2019, compared to $679 million in 2018, a decrease of $151 million primarily related to decreased capital expenditures. The difference between APS and Pinnacle West's net cash used for investing activities primarily relates to Pinnacle West's investing cash activity related to 4CA.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2019	2020	2021
APS
Generation:
Clean:
Nuclear Fuel	$71	$64	$64
Nuclear Generation	70	68	67
Renewables (a)	20	21	3
New Resources (b)	3	93	371
Environmental	26	57	53
New Gas Generation	16	—	—
Other Generation	172	142	114
Distribution	535	455	443
Transmission	189	198	206
Other (c)	135	168	151
Total APS	$1,237	$1,266	$1,472

(a)	Primarily APS Solar Communities program

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

Financing Cash Flows and Liquidity

Six-month period ended June 30, 2019 compared with six-month period ended June 30, 2018.  Pinnacle West’s consolidated net cash provided by financing activities was $178 million in 2019, compared to $273 million in 2018, a decrease of $95 million in net cash provided.  The decrease in net cash provided by financing activities includes a net decrease in short term borrowings of $165 million and higher long-term debt repayments of $418 million, which was partially offset by $497 million in higher issuances of long-term debt. The difference between APS and Pinnacle West's net cash provided by financing activities primarily relates to short-term borrowings and repayments at Pinnacle West on behalf of 4CA.

Significant Financing Activities.  On June 19, 2019, the Pinnacle West Board of Directors declared a dividend of $0.7375 per share of common stock, payable on September 3, 2019 to shareholders of record on August 1, 2019.

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

On May 9, 2019, Pinnacle West entered into a $50 million term loan agreement that matures May 7, 2020. Pinnacle West used the proceeds to refinance indebtedness under and terminate a prior $150 million revolving credit facility. Borrowings under the agreement bear interest at LIBOR plus 0.55% per annum. At June 30, 2019, Pinnacle West had $46 million in outstanding borrowings under the agreement.

At June 30, 2019, Pinnacle West had a $200 million revolving credit facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West's senior unsecured debt credit ratings. The facility is available to support Pinnacle West's $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At June 30, 2019, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $10 million of commercial paper borrowings.

At June 30, 2019, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and a $500 million facility that matures in July 2023.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At June 30, 2019, APS had $377 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

 See "Financial Assurances" in Note 8 for a discussion of separate outstanding letters of credit and surety bonds.

Other Financing Matters. See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At June 30, 2019, the ratio was approximately 52% for Pinnacle West and 47% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of August 1, 2019 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	A3	A-	A-
Senior unsecured	A3	BBB+	A-
Commercial paper	P-2	A-2	F2
Outlook	Stable	Stable	Negative

APS
Corporate credit rating	A2	A-	A-
Senior unsecured	A2	A-	A
Commercial paper	P-1	A-2	F2
Outlook	Stable	Stable	Negative

Off-Balance Sheets Arrangements

See Note 6 for a discussion of the impacts on our financial statements of consolidating certain VIEs.

Contractual Obligations

As of June 30, 2019, our fuel and purchased power commitments have increased approximately $100 million from the information provided in our 2018 Form 10-K. This change primarily relates to new purchased power commitments. The majority of the changes relate to 2024 and thereafter.

Other than the item described above, there have been no material changes, as of June 30, 2019, outside the normal course of business in contractual obligations from the information provided in our 2018 Form 10-K. See Note 3 for discussion regarding changes in our long-term debt obligations.

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

OTHER ACCOUNTING MATTERS

On January 1, 2019 we adopted new lease accounting guidance, ASU 2016-02, and related amendments. See Note 16. On July 1, 2019 we early adopted, ASU 2018-15, relating to accounting for cloud computing implementation costs. We are currently evaluating the impacts of the pending adoption of ASU 2016-13, and related amendments, pertaining to the measurement of credit losses of financial instruments. This new credit loss standard is effective for us on January 1, 2020. See Note 13 for additional information related to new accounting standards.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the six months ended June 30, 2019 and 2018 (dollars in millions):

	Six Months Ended June 30,
	2019	2018
Mark-to-market of net positions at beginning of period	$(59)	$(91)
Increase in regulatory asset/liability	(22)	(1)
Recognized in OCI:
Mark-to-market losses realized during the period	1	1
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(80)	$(91)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at June 30, 2019 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, "Derivative Accounting" and "Fair Value Measurements," in Item 8 of our 2018 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2019	2020	2021	2022	2023	Total Fair Value
Observable prices provided by other external sources	$(33)	$(19)	$(9)	$(5)	$—	$(66)
Prices based on unobservable inputs	(10)	(3)	—	—	(1)	(14)
Total by maturity	$(43)	$(22)	$(9)	$(5)	$(1)	$(80)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 (dollars in millions):

	June 30, 2019		December 31, 2018
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (liability) (a)
Electricity	$4	$(4)	$1	$(1)
Natural gas	41	(41)	44	(44)
Total	$45	$(45)	$45	$(45)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2019.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of June 30, 2019.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

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

Item 5.                OTHER INFORMATION

None.

Item 6.                 EXHIBITS
(a) Exhibits

Exhibit No.	Registrant(s)	Description

10.1	Pinnacle West	364-Day Term Loan, dated as of May 9, 2019, among Pinnacle West, as Borrower, PNC Bank, National Association, as Agent and Citibank, as Syndication Agent

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Pinnacle West APS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document

104	Pinnacle West APS	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL
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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	August 8, 2019	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	August 8, 2019	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)