Form 10-Q
period 2019-09-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2019-11-07
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of October 31, 2019:	112,410,824
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of October 31, 2019:	71,264,947

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

•
variations in demand for electricity, including those due to weather, seasonality, the general economy, customer and sales growth (or decline), the effects of energy conservation measures and distributed generation, and technological advancements;

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

OPERATING REVENUES (NOTE 2)	$1,190,787	$1,268,034	$2,800,818	$2,934,871

OPERATING EXPENSES
Fuel and purchased power	344,862	389,936	817,672	844,133
Operations and maintenance	238,582	246,545	711,759	780,624
Depreciation and amortization	149,450	145,971	445,531	436,232
Taxes other than income taxes	53,809	51,375	163,989	158,582
Other expenses	794	900	1,904	8,497
Total	787,497	834,727	2,140,855	2,228,068
OPERATING INCOME	403,290	433,307	659,963	706,803
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	5,917	12,259	24,677	39,411
Pension and other postretirement non-service credits - net	5,752	12,449	17,240	37,314
Other income (Note 9)	15,191	6,958	35,245	17,541
Other expense (Note 9)	(5,740)	(5,063)	(14,448)	(12,063)
Total	21,120	26,603	62,714	82,203
INTEREST EXPENSE
Interest charges	57,481	61,605	175,599	181,267
Allowance for borrowed funds used during construction	(3,486)	(5,913)	(14,645)	(18,959)
Total	53,995	55,692	160,954	162,308
INCOME BEFORE INCOME TAXES	370,415	404,218	561,723	626,698
INCOME TAXES	53,266	84,333	72,764	127,107
NET INCOME	317,149	319,885	488,959	499,591
Less: Net income attributable to noncontrolling interests (Note 6)	4,873	4,873	14,620	14,620
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$312,276	$315,012	$474,339	$484,971

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	112,463	112,148	112,408	112,094
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	112,746	112,533	112,739	112,499

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$2.78	$2.81	$4.22	$4.33
Net income attributable to common shareholders — diluted	$2.77	$2.80	$4.21	$4.31

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

NET INCOME	$317,149	$319,885	$488,959	$499,591

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $0, $0, $0 and $96 for the respective periods	—	—	—	(96)
Reclassification of net realized loss, net of tax benefit of $71, $149, $313 and $381 for the respective periods	218	451	950	1,316
Pension and other postretirement benefits activity, net of tax expense (benefit) of $290, $361, $72 and ($754) for the respective periods	880	1,099	220	(2,740)
Total other comprehensive income (loss)	1,098	1,550	1,170	(1,520)

COMPREHENSIVE INCOME	318,247	321,435	490,129	498,071
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,873	14,620	14,620

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$313,374	$316,562	$475,509	$483,451

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29,852	$5,766
Customer and other receivables	361,951	267,887
Accrued unbilled revenues	155,836	137,170
Allowance for doubtful accounts	(7,282)	(4,069)
Materials and supplies (at average cost)	293,899	269,065
Fossil fuel (at average cost)	18,527	25,029
Income tax receivable	14,063	—
Assets from risk management activities (Note 7)	817	1,113
Deferred fuel and purchased power regulatory asset (Note 4)	59,474	37,164
Other regulatory assets (Note 4)	138,033	129,738
Other current assets	67,985	56,128
Total current assets	1,133,155	924,991
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 11 and 12)	967,673	851,134
Other special use funds (Notes 11 and 12)	243,982	236,101
Other assets	102,116	103,247
Total investments and other assets	1,313,771	1,190,482
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	19,677,773	18,736,628
Accumulated depreciation and amortization	(6,552,177)	(6,366,014)
Net	13,125,596	12,370,614
Construction work in progress	738,492	1,170,062
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	102,873	105,775
Intangible assets, net of accumulated amortization	266,587	262,902
Nuclear fuel, net of accumulated amortization	141,903	120,217
Total property, plant and equipment	14,375,451	14,029,570
DEFERRED DEBITS
Regulatory assets (Note 4)	1,329,446	1,342,941
Operating lease right-of-use assets (Note 16)	156,050	—
Assets for other postretirement benefits (Note 5)	31,717	46,906
Other	37,976	129,312
Total deferred debits	1,555,189	1,519,159

TOTAL ASSETS	$18,377,566	$17,664,202

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2019	December 31, 2018
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$276,117	$277,336
Accrued taxes	220,930	154,819
Accrued interest	50,993	61,107
Common dividends payable	—	82,675
Short-term borrowings (Note 3)	57,375	76,400
Current maturities of long-term debt (Note 3)	450,000	500,000
Customer deposits	78,173	91,174
Liabilities from risk management activities (Note 7)	44,349	35,506
Liabilities for asset retirements	12,850	19,842
Operating lease liabilities (Note 16)	26,221	—
Regulatory liabilities (Note 4)	208,022	165,876
Other current liabilities	161,716	184,229
Total current liabilities	1,586,746	1,648,964
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	4,984,996	4,638,232
DEFERRED CREDITS AND OTHER
Deferred income taxes	1,975,989	1,807,421
Regulatory liabilities (Note 4)	2,310,131	2,325,976
Liabilities for asset retirements	736,079	706,703
Liabilities for pension benefits (Note 5)	297,843	443,170
Liabilities from risk management activities (Note 7)	27,305	24,531
Customer advances	192,374	137,153
Coal mine reclamation	165,695	212,785
Deferred investment tax credit	193,118	200,405
Unrecognized tax benefits	6,341	22,517
Operating lease liabilities (Note 16)	52,472	—
Other	166,772	147,640
Total deferred credits and other	6,124,119	6,028,301
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 112,403,751 and 112,159,896 issued at respective dates	2,654,430	2,634,265
Treasury stock at cost; 57,947 and 58,135 shares at respective dates	(5,117)	(4,825)
Total common stock	2,649,313	2,629,440
Retained earnings	2,949,891	2,641,183
Accumulated other comprehensive loss	(46,538)	(47,708)
Total shareholders’ equity	5,552,666	5,222,915
Noncontrolling interests (Note 6)	129,039	125,790
Total equity	5,681,705	5,348,705

TOTAL LIABILITIES AND EQUITY	$18,377,566	$17,664,202
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$488,959	$499,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	500,801	489,861
Deferred fuel and purchased power	(60,911)	(82,486)
Deferred fuel and purchased power amortization	38,601	92,397
Allowance for equity funds used during construction	(24,677)	(39,411)
Deferred income taxes	83,703	117,571
Deferred investment tax credit	(7,288)	(7,397)
Stock compensation	16,486	16,140
Changes in current assets and liabilities:
Customer and other receivables	(91,506)	(65,203)
Accrued unbilled revenues	(18,666)	(83,939)
Materials, supplies and fossil fuel	(18,332)	(20,591)
Income tax receivable	(14,063)	—
Other current assets	(10,104)	23,661
Accounts payable	33,899	(11,399)
Accrued taxes	66,111	78,624
Other current liabilities	(68,927)	12,852
Change in other long-term assets	(52,276)	14,120
Change in other long-term liabilities	(27,049)	(74,628)
Net cash flow provided by operating activities	834,761	959,763
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(857,883)	(898,455)
Contributions in aid of construction	34,121	22,611
Allowance for borrowed funds used during construction	(14,645)	(18,959)
Proceeds from nuclear decommissioning trust sales and other special use funds	520,996	443,215
Investment in nuclear decommissioning trust and other special use funds	(523,573)	(461,777)
Other	8,971	49
Net cash flow used for investing activities	(832,013)	(913,316)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	794,981	295,245
Short-term borrowing and payments — net	(6,025)	19,800
Short-term debt borrowings	49,000	45,000
Short-term debt repayments	(62,000)	(32,000)
Dividends paid on common stock	(243,116)	(228,037)
Repayment of long-term debt	(500,000)	(82,000)
Common stock equity issuance - net of purchases	(130)	(1,984)
Distributions to noncontrolling interests	(11,372)	(11,372)
Net cash flow provided by financing activities	21,338	4,652
NET INCREASE IN CASH AND CASH EQUIVALENTS	24,086	51,099
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,766	13,892
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,852	$64,991
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2019
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, July 1, 2019	112,361,595	$2,648,234	(58,219)	$(5,140)	$2,637,620	$(47,636)	$124,165	$5,357,243
Net income		—		—	312,276	—	4,873	317,149
Other comprehensive income		—		—	—	1,098	—	1,098
Dividends on common stock		—		—	(5)	—	—	(5)
Issuance of common stock	42,156	6,196		—	—	—	—	6,196
Purchase of treasury stock (a)		—	(103)	(10)	—	—	—	(10)
Reissuance of treasury stock for stock-based compensation and other		—	375	33	—	—	—	33
Other		—		—	—	—	1	1
Balance, September 30, 2019	112,403,751	$2,654,430	(57,947)	$(5,117)	$2,949,891	$(46,538)	$129,039	$5,681,705

	Three Months Ended September 30, 2018
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, July 1, 2018	111,990,222	$2,624,672	(17,633)	$(1,431)	$2,465,402	$(56,624)	$127,415	$5,159,434
Net income		—		—	315,012	—	4,873	319,885
Other comprehensive income		—		—	—	1,550	—	1,550
Dividends on common stock		—		—	14	—	—	14
Issuance of common stock	25,727	4,955		—	—	—	—	4,955
Purchase of treasury stock (a)		—	(101)	(8)	—	—	—	(8)
Reissuance of treasury stock for stock-based compensation and other		—	366	30	—	—	—	30
Other		—		—	—	—	1	1
Balance, September 30, 2018	112,015,949	$2,629,627	(17,368)	$(1,409)	$2,780,428	$(55,074)	$132,289	$5,485,861

(a)	Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30, 2019
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2019	112,159,896	$2,634,265	(58,135)	$(4,825)	$2,641,183	$(47,708)	$125,790	$5,348,705
Net income		—		—	474,339	—	14,620	488,959
Other comprehensive income		—		—	—	1,170	—	1,170
Dividends on common stock ($1.48 per share)		—		—	(165,631)	—	—	(165,631)
Issuance of common stock	243,855	20,165		—	—	—	—	20,165
Purchase of treasury stock (a)		—	(75,894)	(6,892)	—	—	—	(6,892)
Reissuance of treasury stock for stock-based compensation and other		—	76,082	6,600	—	—	—	6,600
Capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Other		—		—	—	—	1	1
Balance, September 30, 2019	112,403,751	$2,654,430	(57,947)	$(5,117)	$2,949,891	$(46,538)	$129,039	$5,681,705

	Nine Months Ended September 30, 2018
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2018	111,816,170	$2,614,805	(64,463)	$(5,624)	$2,442,511	$(45,002)	$129,040	$5,135,730
Net income		—		—	484,971	—	14,620	499,591
Other comprehensive loss		—		—	—	(1,520)	—	(1,520)
Dividends on common stock ($1.39 per share)		—		—	(155,607)	—	—	(155,607)
Issuance of common stock	199,779	14,822		—	—	—	—	14,822
Purchase of treasury stock (a)		—	(81,278)	(6,285)	—	—	—	(6,285)
Reissuance of treasury stock for stock-based compensation and other		—	128,373	10,500	1	—	—	10,501
Capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Reclassification of income tax effects related to new tax reform (b)		—		—	8,552	(8,552)	—	—
Other		—		—	—	—	1	1
Balance, September 30, 2018	112,015,949	$2,629,627	(17,368)	$(1,409)	$2,780,428	$(55,074)	$132,289	$5,485,861

(a)	Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

(b)
In 2018, the Company adopted new accounting guidance and elected to reclassify income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

OPERATING REVENUES	$1,190,787	$1,267,997	$2,800,818	$2,931,966

OPERATING EXPENSES
Fuel and purchased power	344,862	389,889	817,672	862,037
Operations and maintenance	235,440	226,346	699,958	732,946
Depreciation and amortization	149,428	145,949	445,467	434,594
Taxes other than income taxes	53,798	51,366	163,957	157,877
Other expenses	794	900	1,904	1,497
Total	784,322	814,450	2,128,958	2,188,951
OPERATING INCOME	406,465	453,547	671,860	743,015
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	5,917	12,259	24,677	39,411
Pension and other postretirement non-service credits - net	6,133	12,812	18,389	38,398
Other income (Note 9)	14,534	6,153	32,641	16,160
Other expense (Note 9)	(2,826)	(3,361)	(10,132)	(9,679)
Total	23,758	27,863	65,575	84,290
INTEREST EXPENSE
Interest charges	53,812	58,551	164,068	172,440
Allowance for borrowed funds used during construction	(3,486)	(5,913)	(14,645)	(18,959)
Total	50,326	52,638	149,423	153,481
INCOME BEFORE INCOME TAXES	379,897	428,772	588,012	673,824
INCOME TAXES	56,154	85,533	76,070	133,415
NET INCOME	323,743	343,239	511,942	540,409
Less: Net income attributable to noncontrolling interests (Note 6)	4,873	4,873	14,620	14,620
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$318,870	$338,366	$497,322	$525,789

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

NET INCOME	$323,743	$343,239	$511,942	$540,409

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax expense of $0, $0, $0 and $96 for the respective periods	—	—	—	(96)
Reclassification of net realized loss, net of tax benefit of $71, $149, $313 and $381 for the respective periods	218	451	950	1,316
Pension and other postretirement benefits activity, net of tax expense (benefit) of $249, $313, ($48) and ($947) for the respective periods	755	952	(146)	(2,955)
Total other comprehensive income (loss)	973	1,403	804	(1,735)

COMPREHENSIVE INCOME	324,716	344,642	512,746	538,674
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,873	14,620	14,620

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$319,843	$339,769	$498,126	$524,054

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2019	December 31, 2018
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$19,674,286	$18,733,142
Accumulated depreciation and amortization	(6,548,921)	(6,362,771)
Net	13,125,365	12,370,371

Construction work in progress	738,493	1,170,062
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	102,873	105,775
Intangible assets, net of accumulated amortization	266,432	262,746
Nuclear fuel, net of accumulated amortization	141,903	120,217
Total property, plant and equipment	14,375,066	14,029,171

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 11 and 12)	967,673	851,134
Other special use funds (Notes 11 and 12)	243,982	236,101
Other assets	55,846	40,817
Total investments and other assets	1,267,501	1,128,052

CURRENT ASSETS
Cash and cash equivalents	29,542	5,707
Customer and other receivables	351,029	257,654
Accrued unbilled revenues	155,836	137,170
Allowance for doubtful accounts	(7,282)	(4,069)
Materials and supplies (at average cost)	293,899	269,065
Fossil fuel (at average cost)	18,527	25,029
Income tax receivable	15,982	—
Assets from risk management activities (Note 7)	817	1,113
Deferred fuel and purchased power regulatory asset (Note 4)	59,474	37,164
Other regulatory assets (Note 4)	138,033	129,738
Other current assets	45,506	35,111
Total current assets	1,101,363	893,682

DEFERRED DEBITS
Regulatory assets (Note 4)	1,329,446	1,342,941
Operating lease right-of-use assets (Note 16)	154,205	—
Assets for other postretirement benefits (Note 5)	28,071	43,212
Other	37,080	128,265
Total deferred debits	1,548,802	1,514,418

TOTAL ASSETS	$18,292,732	$17,565,323

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2019	December 31, 2018
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,721,696	2,721,696
Retained earnings	3,119,977	2,788,256
Accumulated other comprehensive loss	(26,303)	(27,107)
Total shareholder equity	5,993,532	5,661,007
Noncontrolling interests (Note 6)	129,039	125,790
Total equity	6,122,571	5,786,797
Long-term debt less current maturities (Note 3)	4,535,728	4,189,436
Total capitalization	10,658,299	9,976,233
CURRENT LIABILITIES
Short-term borrowings (Note 3)	2,900	—
Current maturities of long-term debt (Note 3)	450,000	500,000
Accounts payable	268,163	266,277
Accrued taxes	215,320	176,357
Accrued interest	48,374	60,228
Common dividends payable	—	82,700
Customer deposits	78,173	91,174
Liabilities from risk management activities (Note 7)	44,349	35,506
Liabilities for asset retirements	12,850	19,842
Operating lease liabilities (Note 16)	26,028	—
Regulatory liabilities (Note 4)	208,022	165,876
Other current liabilities	159,992	178,137
Total current liabilities	1,514,171	1,576,097
DEFERRED CREDITS AND OTHER
Deferred income taxes	1,976,662	1,812,664
Regulatory liabilities (Note 4)	2,310,131	2,325,976
Liabilities for asset retirements	736,079	706,703
Liabilities for pension benefits (Note 5)	281,605	425,404
Liabilities from risk management activities (Note 7)	27,305	24,531
Customer advances	192,374	137,153
Coal mine reclamation	165,695	212,785
Deferred investment tax credit	193,118	200,405
Unrecognized tax benefits	43,434	41,861
Operating lease liabilities (Note 16)	50,669	—
Other	143,190	125,511
Total deferred credits and other	6,120,262	6,012,993
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
TOTAL LIABILITIES AND EQUITY	$18,292,732	$17,565,323

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$511,942	$540,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	500,737	488,223
Deferred fuel and purchased power	(60,911)	(82,486)
Deferred fuel and purchased power amortization	38,601	92,397
Allowance for equity funds used during construction	(24,677)	(39,411)
Deferred income taxes	97,002	86,319
Deferred investment tax credit	(7,288)	(7,397)
Changes in current assets and liabilities:
Customer and other receivables	(90,817)	(56,874)
Accrued unbilled revenues	(18,666)	(83,939)
Materials, supplies and fossil fuel	(18,332)	(20,694)
Income tax receivable	(15,982)	—
Other current assets	(8,642)	20,258
Accounts payable	37,004	(8,857)
Accrued taxes	38,963	106,172
Other current liabilities	(66,368)	9,289
Change in other long-term assets	(54,872)	25,405
Change in other long-term liabilities	(27,521)	(80,895)
Net cash flow provided by operating activities	830,173	987,919
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(857,883)	(889,347)
Contributions in aid of construction	34,121	22,611
Allowance for borrowed funds used during construction	(14,645)	(18,959)
Proceeds from nuclear decommissioning trust sales and other special use funds	520,996	443,040
Investment in nuclear decommissioning trust and other special use funds	(523,573)	(461,602)
Other	(3,563)	(1,261)
Net cash flow used for investing activities	(844,547)	(905,518)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	794,981	295,245
Short-term borrowings and payments — net	2,900	—
Short-term debt borrowings under revolving credit facility	—	25,000
Short-term debt repayments under revolving credit facility	—	(25,000)
Repayment of long-term debt	(500,000)	(82,000)
Dividends paid on common stock	(248,300)	(233,300)
Distributions to noncontrolling interests	(11,372)	(11,372)
Net cash flow provided by (used for) financing activities	38,209	(31,427)
NET INCREASE IN CASH AND CASH EQUIVALENTS	23,835	50,974
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,707	13,851
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,542	$64,825
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, July 1, 2019	71,264,947	$178,162	$2,721,696	$2,801,110	$(27,276)	$124,165	$5,797,857
Net Income		—	—	318,870	—	4,873	323,743
Other comprehensive income		—	—	—	973	—	973
Other		—	—	(3)	—	1	(2)
Balance, September 30, 2019	71,264,947	$178,162	$2,721,696	$3,119,977	$(26,303)	$129,039	$6,122,571

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, July 1, 2018	71,264,947	$178,162	$2,571,696	$2,570,816	$(35,159)	$127,415	$5,412,930
Net Income		—	—	338,366	—	4,873	343,239
Other comprehensive income		—	—	—	1,403	—	1,403
Other		—	—	(2)	—	1	(1)
Balance, September 30, 2018	71,264,947	$178,162	$2,571,696	$2,909,180	$(33,756)	$132,289	$5,757,571

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2019	71,264,947	$178,162	$2,721,696	$2,788,256	$(27,107)	$125,790	$5,786,797
Net income		—	—	497,322	—	14,620	511,942
Other comprehensive income		—	—	—	804	—	804
Dividends on common stock		—	—	(165,600)	—	—	(165,600)
Net capital activities by noncontrolling interests		—	—	—	—	(11,372)	(11,372)
Other		—	—	(1)	—	1	—
Balance, September 30, 2019	71,264,947	$178,162	$2,721,696	$3,119,977	$(26,303)	$129,039	$6,122,571

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2018	71,264,947	$178,162	$2,571,696	$2,533,954	$(26,983)	$129,040	$5,385,869
Net Income		—	—	525,789	—	14,620	540,409
Other comprehensive loss		—	—	—	(1,735)	—	(1,735)
Dividends on common stock		—	—	(155,601)	—	—	(155,601)
Reclassification of income tax effects related to new tax reform (a)		—	—	5,038	(5,038)	—	—
Net capital activities by noncontrolling interests		—	—	—	—	(11,372)	(11,372)
Other		—	—	—	—	1	1
Balance, September 30, 2018	71,264,947	$178,162	$2,571,696	$2,909,180	$(33,756)	$132,289	$5,757,571

(a)	In 2018, the Company adopted new accounting guidance and elected to reclassify income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings.
The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Consolidation and Nature of Operations

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash paid during the period for:
Income taxes, net of refunds	$12,488	$10,091
Interest, net of amounts capitalized	166,907	161,875
Significant non-cash investing and financing activities:
Accrued capital expenditures	$85,099	$99,405
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	8,759	—
Sale of 4CA's 7% interest in Four Corners	—	68,907

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash paid during the period for:
Income taxes, net of refunds	$35,573	$24,746
Interest, net of amounts capitalized	157,593	154,788
Significant non-cash investing and financing activities:
Accrued capital expenditures	$85,099	$99,405
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	8,759	—

2.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West's consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Retail Electric Revenue
Residential	$668,467	$695,480	$1,452,601	$1,512,402
Non-Residential	465,602	496,809	1,194,199	1,275,498
Wholesale energy sales	36,775	53,501	95,218	80,982
Transmission services for others	15,841	15,902	46,247	46,235
Other sources	4,102	6,342	12,553	19,754
Total operating revenues	$1,190,787	$1,268,034	$2,800,818	$2,934,871

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Retail Electric Revenue. Pinnacle West's retail electric revenue is generated by wholly owned regulated subsidiary APS's sale of electricity to our regulated customers within the authorized service territory at tariff rates approved by the ACC and based on customer kilowatt-hour ("KWh") usage. Revenues related to the sale of electricity are generally recognized when service is rendered or electricity is delivered to customers. The billing of electricity sales to individual customers is based on the reading of their meters. We obtain customers' meter data on a systematic basis throughout the month, and generally bill customers within a month from when service was provided. Customers are generally required to pay for services within 15 days of when the services are billed.

Wholesale Energy Sales and Transmission Services for Others. Revenues from wholesale energy sales and transmission services for others represent energy and transmission sales to wholesale customers. These activities primarily consist of managing fuel and purchased power risks in connection with the cost of serving our retail customers' energy requirements. We may also sell into the wholesale markets generation that is not needed for APS’s retail load. Our wholesale activities and tariff rates are regulated by the United States Federal Energy Regulatory Commission ("FERC").

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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three and nine months ended September 30, 2019 were $1,178 million and $2,756 million, respectively, and for the three and nine months ended September 30, 2018 were $1,257 million and $2,897 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three and nine months ended September 30, 2019, our revenues that do not qualify as revenue from contracts with customers were $13 million and $45 million, respectively, and for the three and nine months ended September 30, 2018 were $11 million and $38 million, respectively. This relates primarily to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of September 30, 2019 or December 31, 2018.

3.	Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle West

On May 9, 2019, Pinnacle West entered into a $50 million term loan agreement that matures May 7, 2020. Pinnacle West used the proceeds to refinance indebtedness under and terminate a prior $150 million revolving credit facility. Borrowings under the agreement bear interest at London Inter-bank Offered Rate ("LIBOR") plus 0.55% per annum. At September 30, 2019, Pinnacle West had $41 million in outstanding borrowings under the agreement.

At September 30, 2019, Pinnacle West had a $200 million revolving credit facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West's senior unsecured debt credit ratings. The facility is available to support Pinnacle West's $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At September 30, 2019, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $13 million of commercial paper borrowings.

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

On August 19, 2019, APS issued $300 million of 2.6% unsecured senior notes that mature on August 15, 2029. The net proceeds from the sale were used to repay short-term indebtedness, consisting of commercial paper borrowings, and to replenish cash used to fund capital expenditures.

At September 30, 2019, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and a $500 million facility that matures in July 2023.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At September 30, 2019, APS had $3 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

See "Financial Assurances" in Note 8 for a discussion of other outstanding letters of credit.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of September 30, 2019		As of December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$449,268	$449,670	$448,796	$443,955
APS	4,985,728	5,617,727	4,689,436	4,789,608
Total	$5,434,996	$6,067,397	$5,138,232	$5,233,563

4.	Regulatory Matters

2019 Retail Rate Case Filing with the Arizona Corporation Commission

On October 31, 2019, APS filed an application with the ACC for an annual increase in retail base rates of $69 million. This amount includes recovery of the deferral and rate base effects of the Four Corners selective catalytic reduction ("SCR") project that is currently the subject of a separate proceeding (see “SCR Cost Recovery” below). It also reflects a net credit to base rates of approximately $115 million primarily due to the prospective inclusion of rate refunds currently provided through the Tax Expense Adjustment Mechanism ("TEAM"). The proposed total revenue increase in APS's application is $184 million. The average annual customer bill impact of APS’s request is an increase of 5.6% (the average annual bill impact for a typical APS residential customer is 5.4%).

The principal provisions of APS's application are:

•	a test year comprised of twelve months ended June 30, 2019, adjusted as described below;

•	an original cost rate base of $8.87 billion, which approximates the ACC-jurisdictional portion of the book value of utility assets, net of accumulated depreciation and other credits;

•	the following proposed capital structure and costs of capital:

	Capital Structure	Cost of Capital
Long-term debt	45.3%	4.10%
Common stock equity	54.7%	10.15%
Weighted-average cost of capital		7.41%

•	a 1% return on the increment of fair value rate base above APS’s original cost rate base, as provided for by Arizona law;

•	authorization to defer until APS's next general rate case the increase or decrease in its Arizona property taxes attributable to tax rate changes after the date the rate application is adjudicated;

•	a number of proposed rate and program changes for residential customers, including:

▪	a super off-peak period during the winter months for APS’s time-of-use with demand rates;

▪	additional $1.25 million in funding for limited-income crisis bill program; and

▪	a flat bill/subscription rate pilot program;

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	proposed rate design changes for commercial customers, including an experimental program designed to provide access to market pricing for up to 200 MW of medium and large commercial customers;

•	recovery of the deferral and rate base effects of the construction and operating costs of the Ocotillo modernization project (see below discussion of the 2017 Settlement Agreement); and

•	continued recovery of the remaining investment and other costs related to the retirement and closure of the Navajo Generating Station (the "Navajo Plant") (see "Navajo Plant" below).

APS requested that the increase become effective December 1, 2020.  APS cannot predict the outcome of its request.

2016 Retail Rate Case Filing with the Arizona Corporation Commission

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

•
a cost deferral and procedure to allow APS to request rate adjustments prior to its next general retail rate case related to its share of the construction costs associated with installing SCR equipment at the Four Corners Power Plant ("Four Corners");

•	a deferral for future recovery (or credit to customers) of the Arizona property tax expense above or below a specified test year level caused by changes to the applicable Arizona property tax rate;

•	an expansion of the Power Supply Adjustor (“PSA”) to include certain environmental chemical costs and third-party energy storage costs;

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 24, 2018, certain ACC Commissioners filed a letter stating that because the ACC had received a substantial number of complaints that the rate increase authorized by the 2017 Rate Case Decision was much more than anticipated, they believe there is a possibility that APS is earning more than was authorized by the 2017 Rate Case Decision.  Accordingly, the ACC Commissioners requested the ACC Staff to perform a rate review of APS using calendar year 2018 as a test year and file a report by May 3, 2019. The ACC Commissioners also asked the ACC Staff to evaluate APS’s efforts to educate its customers regarding the new rates approved in the 2017 Rate Case Decision. On April 23, 2019, the ACC Staff indicated that they would need additional time beyond May 3, 2019 to file the requested report.

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

APS cannot predict the outcome or impact of the rate case filed on October 31, 2019. APS is assessing the impact to its financial statements of the implementation of the other key provisions of the amended order regarding the rate review and cannot predict at this time whether they will have a material impact on its financial position, results of operations or cash flows.

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

On June 29, 2018, APS filed its 2019 RES Implementation Plan and proposed a budget of approximately $89.9 million.  APS’s budget request supports existing approved projects and commitments and requests a permanent waiver of the residential distributed energy requirement for 2019 contained in the RES rules. On October 29, 2019, the ACC approved the 2019 RES Implementation Plan.

On July 1, 2019, APS filed its 2020 RES Implementation Plan and proposed a budget of approximately $86.3 million. APS’s budget request supports existing approved projects and commitments and requests a permanent waiver of the residential distributed energy requirement for 2020 contained in the RES rules. The ACC has not yet ruled on the 2020 RES Implementation Plan.

On July 2, 2019, ACC Staff issued draft rules, which propose a RES goal of 45% of retail energy served be renewable by 2035 and a goal of 20% of retail sales during peak demand to be from clean energy resources by 2035.  The draft rules would also require a certain amount of the RES goal to be derived from distributed renewable storage, for which utilities would be required to offer performance-based incentives. Nuclear energy would be considered a clean resource under the draft rules. See "Energy Modernization Plan" below for more information.

Demand Side Management Adjustor Charge.  The ACC Electric Energy Efficiency Standards require APS to submit a Demand Side Management Implementation Plan ("DSM Plan") annually for review by and approval of the ACC. Verified energy savings from APS's resource savings projects can be counted toward compliance with the Electric Energy Efficiency Standards; however, APS is not allowed to count savings from systems savings projects toward determination of the achievement of performance incentives, nor may APS include savings from these system savings projects in the calculation of its Lost Fixed Cost Recovery (“LFCR”) mechanism (see below for discussion of the LFCR).

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

 Power Supply Adjustor Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations primarily in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$37,164	$75,637
Deferred fuel and purchased power costs — current period	60,911	82,486
Amounts charged to customers	(38,601)	(92,397)
Ending balance	$59,474	$65,726

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 10, 2019, APS filed a third request with the ACC that addressed the amortization of depreciation related excess deferred taxes over a 28.5 year period (“TEAM Phase III”).  On October 29, 2019, the ACC approved TEAM Phase III providing both (i) a one-time bill credit of $64 million to be credited to customers on their December 2019 bills, and (ii) a monthly bill credit effective the first billing cycle in December 2019 which will provide an additional benefit of $39.5 million to customers through December 31, 2020. It is currently anticipated that benefits related to the amortization of depreciation related excess deferred taxes for periods beginning after December 31, 2020 will be fully incorporated into the 2019 rate case filing.

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

In accordance with the 2017 Rate Case Decision, APS filed its request for a second-year export energy price of 11.6 cents per kWh on May 1, 2018.  This price reflected the 10% annual reduction discussed above. The new rate rider became effective on October 1, 2018. APS filed its request for a third-year export energy price of 10.45 cents per kWh on May 1, 2019.  This price also reflects the 10% annual reduction discussed above. The new rate rider became effective on October 1, 2019. The ACC has not yet ruled on this request.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Court of Appeals and filed a Complaint and Statutory Appeal in the Maricopa County Superior Court on March 10, 2017. As part of the 2017 Settlement Agreement described above, TASC agreed to withdraw these appeals when the ACC decision implementing the 2017 Settlement Agreement is no longer subject to appellate review.

See "2016 Retail Rate Case Filing with the Arizona Corporation Commission" above for information regarding an ACC order in connection with the rate review of the 2017 Rate Case Decision requiring APS to provide grandfathered net metering customers on legacy demand rates with an opportunity to switch to another legacy rate to enable such customers to benefit from legacy net metering rates.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Oral argument occurred in November 2018 regarding the motion to dismiss. On December 18, 2018, the trial court granted the defendants’ motions to dismiss and entered final judgment on January 18, 2019. On February 13, 2019, Commissioner Burns filed a notice of appeal. On July 12, 2019, Commissioner Burns filed his opening brief in the Arizona Court of Appeals. APS filed its answering brief on October 21, 2019. APS and Pinnacle West cannot predict the outcome of this matter.

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

Energy Modernization Plan

On January 30, 2018, former ACC Commissioner Tobin proposed the Energy Modernization Plan, which consisted of a series of energy policies tied to clean energy sources such as energy storage, biomass, energy efficiency, electric vehicles, and expanded energy planning through the integrated resource plans ("IRP") process. In August 2018, the ACC directed ACC Staff to open a new rulemaking docket which will address a wide range of energy issues, including the Energy Modernization Plan proposals. The rulemaking will consider possible modifications to existing ACC rules, such as the RES, Electric and Gas Energy Efficiency Standards, Net Metering, Resource Planning, and the Biennial Transmission Assessment, as well as the development of new rules regarding forest bioenergy, electric vehicles, interconnection of distributed generation, baseload security, blockchain technology and other technological developments, retail competition, and other energy-related topics. On April 25, 2019, the ACC Staff issued a set of draft rules in regards to the Energy Modernization Plan and workshops were held on April 29, 2019 regarding these draft rules. On July 2, 2019, the ACC Staff issued a revised set of draft rules, which propose a RES goal of 45% of retail energy served be renewable by 2035 and a goal of 20% of retail sales during peak demand to be from clean energy resources by 2035.  The draft rules also require a certain amount of the RES goal to be derived from distributed renewable storage, for which utilities would be required to offer performance-based incentives.  Nuclear energy would be considered a clean resource under the draft rules. The ACC held various stakeholder meetings and workshops on ACC Staff’s draft energy rules in July through September 2019. APS cannot predict the outcome of this matter.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Integrated Resource Planning

ACC rules require utilities to develop fifteen-year IRPs which describe how the utility plans to serve customer load in the plan timeframe.  The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged.  In March of 2018, the ACC reviewed the 2017 IRPs of its jurisdictional utilities and voted to not acknowledge any of the plans.  APS does not believe that this lack of acknowledgment will have a material impact on our financial position, results of operations or cash flows.  Based on an ACC decision, APS is required to file a Preliminary Resource Plan by April 1, 2019 and its final IRP by April 1, 2020. APS filed a request to extend the deadline to file its Preliminary IRP, which was granted. On August 1, 2019, APS filed its Preliminary IRP.

Public Utility Regulatory Policies Act

In August 2016, APS filed an application requesting that all of its contracts with qualifying facilities over 100 kW be set at a presumptive maximum 2 year term. A qualifying facility is an eligible energy-producing facility as defined by FERC regulations within a host electric utility’s service territory that has a right to sell to the host utility. Host utilities are required to purchase power from qualifying facilities at an avoided cost as determined by the utility subject to state commission oversight. A hearing was held in August 2019 and briefing on this matter was completed in October 2019 regarding APS’s application. APS cannot predict the outcome of this matter.

Residential Electric Utility Customer Service Disconnections

On June 13, 2019, APS voluntarily suspended electric disconnections for residential customers who had not paid their bills.  On June 20, 2019, the ACC voted to enact emergency rule amendments to prevent residential electric utility customer service disconnections during the period from June 1 through October 15. During the moratorium on disconnections, APS could not charge late fees and interest on amounts that were past due from customers.  Customer deposits must also be used to pay delinquent amounts before disconnection can occur and customers will have four months to pay back their deposit and any remaining delinquent amounts.  In accordance with the emergency rules, APS began putting delinquent customers on a mandatory four-month payment plan beginning on October 16, 2019. The emergency rule changes will be effective for 180 days and may be renewed for one additional 180 day period. During that time, the ACC began a formal regular rulemaking process to allow stakeholder input and time for consideration of permanent rule changes.  The ACC further ordered that each regulated electric utility serving retail customers in Arizona update its service conditions by incorporating the emergency rule amendments, restore power to any customers who were disconnected during the month of June 2019 and credit any fees that were charged for a reconnection. The ACC Staff issued draft amendments to the customer service disconnections rules. Stakeholders submitted initial comments to the draft amendments on September 23, 2019. ACC stakeholder meetings were held in September 2019 and October 2019 regarding the customer service disconnections rules. APS currently estimates that the disconnection moratorium will result in a negative impact to its 2019 operating results of approximately $10 million pre-tax depending on certain assumptions, including customer behaviors. APS is further assessing the impact to its financial statements beyond 2019, which will be affected by the results of final rulemaking related to disconnections.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Retail Electric Competition Rules

On November 17, 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. An ACC special open meeting workshop was held on December 3, 2018. No substantive action was taken, but interested parties were asked to submit written comments and respond to a list of questions from ACC Staff. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. Interested parties filed comments to the ACC Staff report and a stakeholder meeting and workshop to discuss the retail electric competition rules was held on July 30, 2019. ACC Commissioners submitted additional questions regarding this matter. APS cannot predict whether these efforts will result in any changes and, if changes to the rules results, what impact these rules would have on APS.

Four Corners

SCE-Related Matters. On December 30, 2013, APS purchased Southern California Edison Company's ("SCE’s") 48% ownership interest in each of Units 4 and 5 of Four Corners.  The 2012 Settlement Agreement includes a procedure to allow APS to request rate adjustments prior to its next general retail rate case related to APS’s acquisition of the additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners.  APS made its filing under this provision on December 30, 2013. On December 23, 2014, the ACC approved rate adjustments resulting in a revenue increase of $57.1 million on an annual basis.  This included the deferral for future recovery of all non-fuel operating costs for the acquired SCE interest in Four Corners, net of the non-fuel operating costs savings resulting from the closure of Units 1-3 from the date of closing of the purchase through its inclusion in rates.  The 2012 Settlement Agreement also provided for deferral for future recovery of all unrecovered costs incurred in connection with the closure of Units 1-3.  The deferral balance related to the acquisition of SCE’s interest in Units 4 and 5 and the closure of Units 1-3 was $42 million as of September 30, 2019 and is being amortized in rates over a total of 10 years.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SCR Cost Recovery. On December 29, 2017, in accordance with the 2017 Rate Case Decision, APS filed a Notice of Intent to file its SCR Adjustment to permit recovery of costs associated with the installation of SCR equipment at Four Corners Units 4 and 5.  APS filed the SCR Adjustment request in April 2018.  Consistent with the 2017 Rate Case Decision, the request was narrow in scope and addressed only costs associated with this specific environmental compliance equipment.  The SCR Adjustment request provided that there would be a $67.5 million annual revenue impact that would be applied as a percentage of base rates for all applicable customers.  Also, as provided for in the 2017 Rate Case Decision, APS requested that the adjustment become effective no later than January 1, 2019.  The hearing for this matter occurred in September 2018.  At the hearing, APS accepted ACC Staff's recommendation of a lower annual revenue impact of approximately $58.5 million. The Administrative Law Judge issued a Recommended Opinion and Order finding that the costs for the SCR project were prudently incurred and recommending authorization of the $58.5 million annual revenue requirement related to the installation and operation of the SCRs. Exceptions to the Recommended Opinion and Order were filed by the parties and intervenors on December 7, 2018.  The ACC has not issued a decision on this matter. APS included the costs for the SCR project in the retail rate base in its 2019 retail rate case filing with the ACC. APS cannot predict the outcome or timing of the decision on this matter. APS may be required to record a charge to its results of operations if the ACC issues an unfavorable decision (see SCR deferral in the Regulatory Assets and Liabilities table below).

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
Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs ($77 million as of September 30, 2019), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. The 2017 Settlement Agreement also shortened the depreciation lives of Cholla Units 1 and 3 to 2025.
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Navajo Plant
The co-owners of the Navajo Plant and the Navajo Nation agreed that the Navajo Plant will remain in operation until December 2019 under the existing plant lease. The co-owners and the Navajo Nation executed a lease extension on November 29, 2017 that will allow for decommissioning activities to begin after the plant ceases operations by December 2019.
APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book value of its remaining investment in the plant ($80 million as of September 30, 2019) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and may be material. APS believes it will be allowed recovery of the net book value, in addition to a return on its investment. In accordance with GAAP, in the second quarter of 2017, APS's remaining net book value of its interest in the Navajo Plant was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of this interest, all or a portion of the regulatory asset will be written off and APS's net income, cash flows, and financial position will be negatively impacted.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	September 30, 2019		December 31, 2018
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$703,460	$—	$733,351
Retired power plant costs	2033	28,182	146,076	28,182	167,164
Income taxes — allowance for funds used during construction ("AFUDC") equity	2049	6,457	154,269	6,457	151,467
Deferred fuel and purchased power — mark-to-market (Note 7)	2023	41,643	27,305	31,728	23,768
Deferred property taxes	2027	8,569	60,338	8,569	66,356
Deferred fuel and purchased power (b) (c)	2020	59,474	—	37,164	—
SCR deferral	N/A	—	45,296	—	23,276
Four Corners cost deferral	2024	8,077	34,171	8,077	40,228
Deferred compensation	2036	—	37,589	—	36,523
Lost fixed cost recovery (b)	2020	25,775	—	32,435	—
Income taxes — investment tax credit basis adjustment	2047	1,079	24,555	1,079	25,522
Ocotillo deferral	N/A	—	23,643	—	—
Palo Verde VIEs (Note 6)	2046	—	20,480	—	20,015
Coal reclamation	2026	1,546	18,821	1,546	15,607
Loss on reacquired debt	2038	1,637	12,441	1,637	13,668
Mead-Phoenix transmission line CIAC	2050	332	9,795	332	10,044
TCA balancing account (b)	2021	5,016	2,721	3,860	772
Tax expense of Medicare subsidy	2024	1,235	5,073	1,235	6,176
AG-1 deferral	2022	2,787	3,413	2,654	5,819
Tax expense adjuster mechanism (b)	2019	2,916	—	—	—
Other	Various	2,782	—	1,947	3,185
Total regulatory assets (d)		$197,507	$1,329,446	$166,902	$1,342,941

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	September 30, 2019		December 31, 2018
		Current	Non-Current	Current	Non-Current
Excess deferred income taxes - ACC - Tax Cuts and Jobs Act (a)	(b)	$38,529	$1,178,216	$—	$1,272,709
Excess deferred income taxes - FERC - Tax Cuts and Jobs Act (a)	2058	6,302	238,064	6,302	243,691
Asset retirement obligations	2057	—	367,930	—	278,585
Removal costs	(c)	47,459	151,535	39,866	177,533
Other postretirement benefits	(d)	37,821	95,789	37,864	125,903
Income taxes — change in rates	2048	2,764	67,605	2,769	70,069
Spent nuclear fuel	2027	5,746	53,229	6,503	57,002
Income taxes — deferred investment tax credit	2047	2,164	49,182	2,164	51,120
Four Corners coal reclamation	2038	1,858	49,194	1,858	17,871
Renewable energy standard (b)	2021	42,146	5,675	44,966	20
Demand side management (b)	2021	14,300	24,146	14,604	4,123
Sundance maintenance	2031	4,640	13,393	1,278	17,228
Deferred gains on utility property	2022	2,923	4,766	4,423	6,581
Property tax deferral	N/A	—	6,288	—	2,611
FERC transmission true up	2021	—	2,586	—	—
Other	Various	1,370	2,533	3,279	930
Total regulatory liabilities		$208,022	$2,310,131	$165,876	$2,325,976

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost — benefits earned during the period	$12,476	$14,167	$37,427	$42,501	$4,593	$5,275	$13,777	$15,825
Non-service costs (credits):
Interest cost on benefit obligation	34,211	31,172	102,632	93,517	7,473	7,037	22,420	21,111
Expected return on plan assets	(42,971)	(45,713)	(128,913)	(137,140)	(9,603)	(10,520)	(28,809)	(31,561)
Amortization of:
Prior service credit	—	—	—	—	(9,456)	(9,461)	(28,366)	(28,382)
Net actuarial loss	10,646	8,021	31,938	24,062	—	—	—	—
Net periodic benefit cost (credit)	$14,362	$7,647	$43,084	$22,940	$(6,993)	$(7,669)	$(20,978)	$(23,007)
Portion of cost (credit) charged to expense	$7,593	$2,524	$22,837	$7,535	$(4,966)	$(5,359)	$(14,846)	$(16,083)

Contributions

We have made voluntary contributions of $150 million to our pension plan year-to-date in 2019. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $350 million during the 2019-2021 period. We do not expect to make any contributions over the next three years to our other postretirement benefit plans. In 2019, the Company was reimbursed $30 million for prior year retiree medical claims from the other postretirement benefit plan trust assets.

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and nine months ended September 30, 2019 of $5 million and $15 million, respectively, and for the three and nine months ended September 30, 2018 of $5 million and

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$15 million, respectively, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

Our Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018 include the following amounts relating to the VIEs (dollars in thousands):

	September 30, 2019	December 31, 2018
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$102,873	$105,775
Equity — Noncontrolling interests	129,039	125,790

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

As of September 30, 2019 and December 31, 2018, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	September 30, 2019	December 31, 2018
Power	GWh	232	250
Gas	Billion cubic feet	187	218

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Financial Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts		2019	2018	2019	2018
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	$(289)	$(600)	$(1,263)	$(1,697)

(a)	During the three and nine months ended September 30, 2019 and 2018, we had no gains or losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)	Amounts are before the effect of PSA deferrals.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Financial Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts		2019	2018	2019	2018
Net Loss Recognized in Income	Operating revenues	$—	$(1,029)	$—	$(2,590)
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	(28,249)	4,263	(69,765)	(26,442)
Total		$(28,249)	$3,234	$(69,765)	$(29,032)

(a)	Amounts are before the effect of PSA deferrals.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of September 30, 2019 and December 31, 2018.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

As of September 30, 2019: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheets
Current assets	$1,776	$(1,266)	$510	$307	$817
Total assets	1,776	(1,266)	510	307	817

Current liabilities	(44,429)	1,266	(43,163)	(1,186)	(44,349)
Deferred credits and other	(27,305)	—	(27,305)	—	(27,305)
Total liabilities	(71,734)	1,266	(70,468)	(1,186)	(71,654)
Total	$(69,958)	$—	$(69,958)	$(879)	$(70,837)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.

(c)
Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument. Includes cash collateral received from counterparties of $1,186 and cash margin provided to counterparties of $307.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of September 30, 2019, we have one counterparty for which our exposure represents approximately 62% of Pinnacle West’s $0.8 million of risk management assets. This exposure relates to a master agreement with a counterparty that has a very high credit rating. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties' debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at September 30, 2019 (dollars in thousands):

September 30, 2019
Aggregate fair value of derivative instruments in a net liability position	$71,503
Cash collateral posted	—
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	70,230

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

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

APS has submitted five claims pursuant to the terms of the August 18, 2014 settlement agreement, for five separate time periods during July 1, 2011 through June 30, 2018. The DOE has approved and paid $84.3 million for these claims (APS’s share is $24.5 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers (see Note 4). On October 31, 2019, APS filed its next claim pursuant to the terms of the August 18, 2014 settlement agreement in the amount of $16 million (APS’s share is $4.7 million).

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contractual Obligations

During 2019 our fuel and purchased power commitments have increased from the information provided in our 2018 10-K. The increase is primarily due to new purchased power commitments of approximately $260 million. The majority of the changes relate to 2024 and thereafter.

During 2019 our coal reclamation commitments have decreased from the information provided in our 2018 10-K by approximately $100 million. The decrease is primarily due to a new coal reclamation cost study for Four Corners. The majority of the changes relate to 2024 and thereafter.

Other than the items described above, there have been no material changes, as of September 30, 2019, outside the normal course of business in contractual obligations from the information provided in our 2018 Form 10-K. See Note 3 for discussion regarding changes in our long-term debt obligations.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 5, 2018, RID and the defendants in that particular litigation executed a settlement agreement, fully resolving RID's CERCLA claims concerning both past and future cost recovery. APS's share of this settlement was immaterial. In addition, the two environmental and engineering vendors voluntarily dismissed their lawsuit against APS and the other named defendants without prejudice. An order to this effect was entered on April 17, 2018. With this disposition of the case, the vendors may file their lawsuit again in the future. On August 16, 2019, Maricopa County, one of the three direct defendants in the service provider lawsuit, filed a third-party complaint seeking contribution for its liability, if any, from APS and 28 other third-party defendants. We are unable to predict the outcome of these matters; however, we do not expect the outcome to have a material impact on our financial position, results of operations or cash flows.

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

Four Corners. Based on EPA’s final standards, APS's 63% share of the cost of required controls for Four Corners Units 4 and 5 is approximately $400 million, which has been incurred.  In addition, APS and El Paso Electric Company ("El Paso") entered into an asset purchase agreement providing for the purchase by APS, or an affiliate of APS, of El Paso's 7% interest in Four Corners Units 4 and 5. 4CA purchased the El Paso interest on July 6, 2016. Navajo Transitional Energy Company, LLC ("NTEC") purchased the interest from 4CA on July 3, 2018. See "Four Corners - 4CA Matter" below for a discussion of the NTEC purchase. The cost of the pollution controls related to the 7% interest is approximately $45 million, which was assumed by NTEC through its purchase of the 7% interest.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to a June 24, 2016 order by the D.C. Circuit Court of Appeals in the litigation by industry- and environmental-groups challenging EPA’s CCR regulations, EPA is required to complete a rulemaking proceeding in the near future concerning whether or not boron must be included on the list of groundwater constituents that might trigger corrective action under EPA’s CCR rules.  Simultaneously with the issuance of EPA's proposed modifications to the federal CCR rules in response to industry petitions, on March 1, 2018, EPA issued a proposed rule seeking comment as to whether or not boron should be included on this list. On August 14, 2019, EPA modified its boron proposal to include a specific, health-based groundwater protection standard for boron. These proposals remain pending, and EPA is not required to take final action including boron among the list of constituents that will determine CCR corrective actions.  Should EPA take final action adding boron to the list of groundwater constituents that might trigger corrective action, any resulting corrective action measures may increase APS's costs of compliance with the CCR rule at our coal-fired generating facilities.  At this time APS cannot predict the eventual results of this rulemaking proceeding concerning boron.

On August 21, 2018, the D.C. Circuit Court issued its decision on the merits of the industry- and environmental-group litigation challenging the federal CCR regulations. The Court upheld the legality of EPA’s CCR regulations, though it vacated and remanded back to EPA a number of specific provisions, which are to be corrected in accordance with the Court’s order. Among the issues affecting APS’s management of CCR, the D.C. Circuit’s decision vacated and remanded those provisions of the EPA CCR regulations that allow for the operation of unlined CCR surface impoundments, even where those unlined impoundments have not otherwise violated a regulatory location restriction or groundwater protection standard (i.e., otherwise triggering forced closure).

Based on this decision, on December 17, 2018, certain environmental groups filed an emergency motion with the D.C. Circuit to either stay or summarily vacate EPA's July 17, 2018 final rule extending the closure-initiation deadline for certain unlined CCR surface impoundments until October 2020. In response, EPA filed a motion to remand but not vacate that deadline extension regulation. On March 13, 2019, the Court issued its ruling on the pending motions concerning the October 2020 deadline for closure initiation and granted remand without vacatur. This ruling allows the current October 2020 deadline to remain in effect while EPA completes a rulemaking to revise or reaffirm this deadline in accordance with the August 2018 D.C. Circuit decision concerning the closure of unlined CCR surface impoundments. On November 4, 2019, EPA issued a proposed rule responding to this litigation that contemplates an August 2020 closure initiation deadline with an optional three-month extension as needed for the completion of alternative disposal capacity.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

APS has completed the statistical analyses for its CCR disposal units that triggered assessment monitoring. APS determined that several of its CCR disposal units at Cholla and Four Corners will need to undergo corrective action. In addition, all such disposal units must cease operating and initiate closure by October of 2020. APS currently estimates that the additional incremental costs to complete this corrective action and closure work, along with the costs to develop replacement CCR disposal capacity, could be approximately $5 million for both Cholla and Four Corners. APS initiated an assessment of corrective measures on January 14, 2019 and APS predicts such assessment will continue through early 2020. During this assessment, APS will gather additional groundwater data, solicit input from the public, host public hearings, and select remedies. As such, this $5 million cost estimate may change based upon APS’s performance of the CCR rule’s corrective action assessment process. Given uncertainties that may exist until we have fully completed the corrective action assessment process, we cannot predict any ultimate impacts to the Company; however, at this time we do not believe any potential change to the cost estimate would have a material impact on our financial position, results of operations or cash flows.

Clean Power Plan/Affordable Clean Energy Regulations. On June 19, 2019, EPA took final action on its proposals to repeal EPA's 2015 Clean Power Plan (“CPP”) and replace those regulations with a new rule, the Affordable Clean Energy (“ACE”) regulations. EPA originally finalized the CPP on August 3, 2015, and those regulations had been stayed pending judicial review.

The ACE regulations are based upon measures that can be implemented to improve the heat rate of steam-electric power plants, specifically coal-fired EGUs. In contrast with the CPP, EPA's ACE regulations would not involve utility-level generation dispatch shifting away from coal-fired generation and toward renewable energy resources and natural gas-fired combined cycle power plants. EPA’s ACE regulations provide states and EPA regions such as the Navajo Nation with three years to develop plans establishing source-specific standards of performance based upon application of the ACE rule’s heat-rate improvement emission guidelines. While corresponding New Source Review (“NSR”) reform regulations were proposed as part of EPA’s initial ACE proposal, the finalized ACE regulations did not include such reform measures. EPA announced that it will be taking final action on EPA's NSR reform proposal for EGUs in the near future.

We cannot at this time predict the outcome of EPA's regulatory actions repealing and replacing the CPP. Various state governments, industry organizations, and environmental and public-health public interest groups have filed lawsuits in the D.C. Circuit challenging the legality of EPA’s action, both in repealing the CPP and issuing the ACE regulations. In addition, to the extent that the ACE regulations go into effect as finalized, it is not yet clear how the state of Arizona or EPA will implement these regulations as applied to APS’s coal-fired EGUs. In light of these uncertainties, APS is still evaluating the impact of the ACE regulations on its coal-fired generation fleet.

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

On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. On September 11, 2017, the Arizona District Court issued an order granting NTEC's motion, dismissing the litigation with prejudice, and terminating the proceedings. On November 9, 2017, the environmental group plaintiffs appealed the district court order dismissing their lawsuit. On July 29, 2019, the Ninth Circuit Court of Appeals affirmed the September 2017 dismissal of the lawsuit, after which the environmental group plaintiffs petitioned the Ninth Circuit for rehearing on September 12, 2019. We cannot predict the outcome of any further proceedings.

Four Corners National Pollutant Discharge Elimination System ("NPDES") Permit

On July 16, 2018, several environmental groups filed a petition for review before the EPA Environmental Appeals Board ("EAB") concerning the NPDES wastewater discharge permit for Four Corners, which was reissued on June 12, 2018.  The environmental groups allege that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning EPA’s 2015 revised effluent limitation guidelines for steam-electric EGUs, 2014 existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities.  To address certain of these issues through a reconsidered permit, EPA took action on December 19, 2018 to withdraw the NPDES permit reissued in June 2018. Withdrawal of the permit moots the EAB appeal, and EPA filed a motion to dismiss on that basis. The EAB thereafter dismissed the environmental group appeal on February 12, 2019. EPA issued the final NPDES permit for Four Corners on September 30, 2019. This permit is now subject to a petition for review before the EPA Environmental Appeals Board, based upon a November 1, 2019 filing by several environmental groups. We cannot predict the outcome of this review and whether the review will have a material impact on our financial position, results of operations or cash flows.

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
Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of September 30, 2019, standby letters of credit totaled $1.7 million and will expire in 2020. As of September 30, 2019, surety bonds expiring through 2020 totaled $14 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at September 30, 2019. In connection with the sale of 4CA's 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. (See "Four Corners - 4CA Matter" above for information related to this guarantee.) A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee to be immaterial.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Other Income and Other Expense

The following table provides detail of Pinnacle West's Consolidated other income and other expense for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Other income:
Interest income	$2,694	$1,957	$7,695	$6,256
Debt return on Four Corners SCR (Note 4)	4,920	4,910	14,651	11,190
Debt return on Ocotillo modernization project (Note 4)	7,555	—	12,849	—
Miscellaneous	22	91	50	95
Total other income	$15,191	$6,958	$35,245	$17,541
Other expense:
Non-operating costs	$(2,647)	$(2,480)	$(8,832)	$(7,404)
Investment losses — net	(716)	—	(1,445)	(268)
Miscellaneous	(2,377)	(2,583)	(4,171)	(4,391)
Total other expense	$(5,740)	$(5,063)	$(14,448)	$(12,063)

The following table provides detail of APS’s other income and other expense for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Other income:
Interest income	$2,037	$1,151	$5,091	$4,874
Debt return on Four Corners SCR (Note 4)	4,920	4,910	14,651	11,190
Debt return on Ocotillo modernization project (Note 4)	7,555	—	12,849	—
Miscellaneous	22	92	50	96
Total other income	$14,534	$6,153	$32,641	$16,160
Other expense:
Non-operating costs	$(2,448)	$(2,334)	$(7,965)	$(6,931)
Miscellaneous	(378)	(1,027)	(2,167)	(2,748)
Total other expense	$(2,826)	$(3,361)	$(10,132)	$(9,679)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to common shareholders	$312,276	$315,012	$474,339	$484,971
Weighted average common shares outstanding — basic	112,463	112,148	112,408	112,094
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	283	385	331	405
Weighted average common shares outstanding — diluted	112,746	112,533	112,739	112,499
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$2.78	$2.81	$4.22	$4.33
Net income attributable to common shareholders — diluted	$2.77	$2.80	$4.21	$4.31

11.	Fair Value Measurements

We classify our assets and liabilities that are carried at fair value within the fair value hierarchy.  This hierarchy ranks the quality and reliability of the inputs used to determine fair values, which are then classified and disclosed in one of three categories.  The three levels of the fair value hierarchy are:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Certain instruments have been valued using the concept of Net Asset Value ("NAV"), as a practical expedient. These instruments are typically structured as investment companies offering shares or units to multiple investors for the purpose of providing a return. These instruments are similar to mutual funds; however, their NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV, as a practical expedient are included in our fair value disclosures; however, in accordance with GAAP are not classified within the fair value hierarchy levels.

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

Our energy risk management committee, consisting of officers and key management personnel, oversees our energy risk management activities to ensure compliance with our stated energy risk management policies.  We have a risk control function that is responsible for valuing our derivative commodity instruments in accordance with established policies and procedures.  The risk control function reports to the chief financial officer.

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

Fair Value Tables

The following table presents the fair value at September 30, 2019 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$1,388	$388	$(959)	(a)	$817
Nuclear decommissioning trust:
Equity securities	8,774	—	—	(1,322)	(b)	7,452
U.S. commingled equity funds	—	—	—	476,693	(c)	476,693
U.S. Treasury debt	162,092	—	—	—		162,092
Corporate debt	—	124,026	—	—		124,026
Mortgage-backed securities	—	112,704	—	—		112,704
Municipal bonds	—	74,202	—	—		74,202
Other fixed income	—	10,504	—	—		10,504
Subtotal nuclear decommissioning trust	170,866	321,436	—	475,371		967,673

Other special use funds:
Equity securities	1,982	—	—	1,418	(b)	3,400
U.S. Treasury debt	232,165	—	—	—		232,165
Municipal bonds	—	8,417	—	—		8,417
Subtotal other special use funds	234,147	8,417	—	1,418		243,982

Total assets	$405,013	$331,241	$388	$475,830		$1,212,472
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(69,752)	$(1,982)	$80	(a)	$(71,654)

(a)	Represents counterparty netting, margin, and collateral. See Note 7.

(b)	Represents net pending securities sales and purchases.

(c)	Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value at December 31, 2018 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
Assets
Cash equivalents	$1,200	$—	$—	$—		$1,200
Risk management activities — derivative instruments:
Commodity contracts	—	3,140	2	(2,029)	(a)	1,113
Nuclear decommissioning trust:
Equity securities	5,203	—	—	2,148	(b)	7,351
U.S. commingled equity funds	—	—	—	396,805	(c)	396,805
U.S. Treasury debt	148,173	—	—	—		148,173
Corporate debt	—	96,656	—	—		96,656
Mortgage-backed securities	—	113,115	—	—		113,115
Municipal bonds	—	79,073	—	—		79,073
Other fixed income	—	9,961	—	—		9,961
Subtotal nuclear decommissioning trust	153,376	298,805	—	398,953		851,134

Other special use funds:
Equity securities	45,130	—	—	593	(b)	45,723
U.S. Treasury debt	173,310	—	—	—		173,310
Municipal bonds	—	17,068	—	—		17,068
Subtotal other special use funds	218,440	17,068	—	593		236,101

Total assets	$373,016	$319,013	$2	$397,517		$1,089,548
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(52,696)	$(8,216)	$875	(a)	$(60,037)

(a)	Represents counterparty netting, margin, and collateral. See Note 7.

(b)	Represents net pending securities sales and purchases.

(c)	Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

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

The following tables provide information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments at September 30, 2019 and December 31, 2018:

	September 30, 2019 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$388	$489	Discounted cash flows	Electricity forward price (per MWh)	$17.79 - $17.79	$17.79
Natural Gas:
Forward Contracts (a)	—	1,493	Discounted cash flows	Natural gas forward price (per MMBtu)	$2.53 - $2.79	$2.64
Total	$388	$1,982

(a)	Includes swaps and physical and financial contracts.

	December 31, 2018 Fair Value (thousands)		Valuation Technique	Significant Unobservable Input		Weighted-Average
Commodity Contracts	Assets	Liabilities			Range
Electricity:
Forward Contracts (a)	$—	$2,456	Discounted cash flows	Electricity forward price (per MWh)	$17.88 - $37.03	$26.10
Natural Gas:
Forward Contracts (a)	2	5,760	Discounted cash flows	Natural gas forward price (per MMBtu)	$1.79 - $2.92	$2.48
Total	$2	$8,216

(a)	Includes swaps and physical and financial contracts.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts	2019	2018	2019	2018
Net derivative balance at beginning of period	$(12,753)	$(9,358)	$(8,214)	$(18,256)
Total net gains (losses) realized/unrealized:
Deferred as a regulatory asset or liability	(2,324)	1,244	(12,634)	(2,067)
Settlements	8,980	(2,332)	11,929	(1,056)
Transfers into Level 3 from Level 2	(613)	(2,246)	(3,711)	(7,225)
Transfers from Level 3 into Level 2	5,116	2,829	11,036	18,741
Net derivative balance at end of period	$(1,594)	$(9,863)	$(1,594)	$(9,863)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—	$—	$—

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

Financial Instruments Not Carried at Fair Value

The carrying value of our short-term borrowings approximate fair value and are classified within Level 2 of the fair value hierarchy. See Note 3 for our long-term debt fair values. The NTEC note receivable related to the sale of 4CA’s interest in Four Corners bears interest at 3.9% per annum and has a book value of $49 million as of September 30, 2019 and $61 million as of December 31, 2018 as presented on the Condensed Consolidated Balance Sheets.  The carrying amount is not materially different from the fair value of the note receivable and is classified within Level 3 of the fair value hierarchy.  See Note 8 for more information on 4CA matters.

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

Active Union Employee Medical Account - APS has investments restricted for paying active union employee medical costs. These investments were transferred from APS other postretirement benefit trust assets into the active union employee medical trust in January 2018 (see Note 7 in the 2018 Form 10-K). These investments may be used to pay active union employee medical costs incurred in the current and future periods. In August 2019, the Company was reimbursed $15 million for prior year active union employee medical claims from the active union employee medical account. The account is invested primarily in fixed income securities. In accordance with the ratemaking treatment, APS has deferred the unrealized gains and losses (including other-than-temporary impairments) in other regulatory assets. Activities relating to active union employee medical account investments are included within the other special use funds in the table below.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS's nuclear decommissioning trust and other special use fund assets at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trust	Other Special Use Funds	Total
Equity securities	$485,467	$1,982	$487,449		$297,032	$—
Available for sale-fixed income securities	483,528	240,582	724,110	(a)	28,750	(476)
Other	(1,322)	1,418	96	(b)	—	—
Total	$967,673	$243,982	$1,211,655		$325,782	$(476)

(a)	As of September 30, 2019, the amortized cost basis of these available-for-sale investments is $696 million.

(b)	Represents net pending securities sales and purchases.

	December 31, 2018
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trust	Other Special Use Funds	Total
Equity securities	$402,008	$45,130	$447,138		$222,147	$(459)
Available for sale-fixed income securities	446,978	190,378	637,356	(a)	8,634	(6,778)
Other	2,148	593	2,741	(b)	—	—
Total	$851,134	$236,101	$1,087,235		$230,781	$(7,237)

(a)	As of December 31, 2018, the amortized cost basis of these available-for-sale investments is $635 million.

(b)	Represents net pending securities sales and purchases.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth APS's realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,
	Nuclear Decommissioning Trust	Other Special Use Funds	Total
2019
Realized gains	$4,732	$4	$4,736
Realized losses	(2,360)	—	(2,360)
Proceeds from the sale of securities (a)	155,386	56,255	211,641
2018
Realized gains	$653	$—	$653
Realized losses	(1,965)	—	(1,965)
Proceeds from the sale of securities (a)	148,150	25,127	173,277

(a)	Proceeds are reinvested in the nuclear decommissioning trust and coal reclamation escrow account.

	Nine Months Ended September 30,
	Nuclear Decommissioning Trust	Other Special Use Funds	Total
2019
Realized gains	$8,478	$4	$8,482
Realized losses	(5,465)	—	(5,465)
Proceeds from the sale of securities (a)	371,538	149,458	520,996
2018
Realized gains	$2,951	$1	$2,952
Realized losses	(6,990)	—	(6,990)
Proceeds from the sale of securities (a)	401,396	41,644	443,040

(a)	Proceeds are reinvested in the nuclear decommissioning trust and coal reclamation escrow account.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of APS's fixed income securities, summarized by contractual maturities, at September 30, 2019, is as follows (dollars in thousands):

	Nuclear Decommissioning Trust (a)	Coal Reclamation Escrow Account	Active Union Medical Trust	Total
Less than one year	$40,309	$32,628	$37,013	$109,950
1 year – 5 years	133,488	25,928	140,895	300,311
5 years – 10 years	103,973	720	—	104,693
Greater than 10 years	205,758	3,398	—	209,156
Total	$483,528	$62,674	$177,908	$724,110

(a)	Includes certain fixed income investments that are not due at a single maturity date. These investments have been allocated within the table based on the final payment date of the instrument.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Standard Pending Adoption

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

14.     Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Three Months Ended September 30
Balance June 30, 2019	$(46,657)		$(979)		$(47,636)
Amounts reclassified from accumulated other comprehensive loss	880	(a)	218	(b)	1,098
Balance September 30, 2019	$(45,777)		$(761)		$(46,538)

Balance June 30, 2018	$(54,233)		$(2,391)		$(56,624)
Amounts reclassified from accumulated other comprehensive loss	1,099	(a)	451	(b)	1,550
Balance September 30, 2018	$(53,134)		$(1,940)		$(55,074)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Nine Months Ended September 30
Balance December 31, 2018	$(45,997)		$(1,711)		$(47,708)
OCI (loss) before reclassifications	(2,422)		—		(2,422)
Amounts reclassified from accumulated other comprehensive loss	2,642	(a)	950	(b)	3,592
Balance September 30, 2019	$(45,777)		$(761)		$(46,538)

Balance December 31, 2017	$(42,440)		$(2,562)		$(45,002)
OCI (loss) before reclassifications	(5,928)		(96)		(6,024)
Amounts reclassified from accumulated other comprehensive loss	3,188	(a)	1,316	(b)	4,504
Reclassification of income tax effect related to tax reform	(7,954)	(c)	(598)	(c)	(8,552)
Balance September 30, 2018	$(53,134)		$(1,940)		$(55,074)

(a)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 5.

(b)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

(c)	In 2018, the company adopted new accounting guidance and elected to reclassify income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings.

The following table shows the changes in APS's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Three Months Ended September 30
Balance June 30, 2019	$(26,297)		$(979)		$(27,276)
Amounts reclassified from accumulated other comprehensive loss	755	(a)	218	(b)	973
Balance September 30, 2019	$(25,542)		$(761)		$(26,303)

Balance June 30, 2018	$(32,768)		$(2,391)		$(35,159)
Amounts reclassified from accumulated other comprehensive loss	952	(a)	451	(b)	1,403
Balance September 30, 2018	$(31,816)		$(1,940)		$(33,756)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Nine Months Ended September 30
Balance December 31, 2018	$(25,396)		$(1,711)		$(27,107)
OCI (loss) before reclassifications	(2,414)		—		(2,414)
Amounts reclassified from accumulated other comprehensive loss	2,268	(a)	950	(b)	3,218
Balance September 30, 2019	$(25,542)		$(761)		$(26,303)

Balance December 31, 2017	$(24,421)		$(2,562)		$(26,983)
OCI (loss) before reclassifications	(5,791)		(96)		(5,887)
Amounts reclassified from accumulated other comprehensive loss	2,836	(a)	1,316	(b)	4,152
Reclassification of income tax effect related to tax reform	(4,440)	(c)	(598)	(c)	(5,038)
Balance September 30, 2018	$(31,816)		$(1,940)		$(33,756)

(a)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 5.

(b)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

(c)	In 2018, the company adopted new accounting guidance and elected to reclassify income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings.

15.	Income Taxes

The Tax Cuts and Jobs Act reduced the corporate tax rate to 21% effective January 1, 2018. As a result of this rate reduction, the Company recognized a $1.14 billion reduction in its net deferred income tax liabilities as of December 31, 2017. In accordance with accounting for regulated companies, the effect of this rate reduction was substantially offset by a net regulatory liability.

Federal income tax laws require the amortization of a majority of the balance over the remaining regulatory life of the related property. As a result of the modifications made to the annual transmission formula rate during the second quarter of 2018, the Company began amortization of FERC jurisdictional net excess deferred tax liabilities in 2018. On March 13, 2019, the ACC approved the Company's proposal to amortize non-depreciation related net excess deferred tax liabilities subject to its jurisdiction over a twelve-month period. As a result, the Company began amortization in March 2019. As of September 30, 2019, the Company has recorded $42 million of income tax benefit related to the amortization of these non-depreciation related net excess deferred tax liabilities. On April 10, 2019, the Company filed a request with the ACC which addresses the amortization of depreciation related excess deferred taxes. See Note 4 for more details.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, U.S. Treasury proposed regulations that clarified bonus depreciation transition rules under the Tax Act for regulated public utility property placed in service after September 27, 2017 and before January 1, 2018.  However, these proposed regulations were ambiguous with respect to regulated public utility property placed in service on or after January 1, 2018. In September 2019, U.S. Treasury issued final regulations, which replaced the August 2018 proposed regulations. These final regulations did not materially impact any tax position taken by the Company for property placed in service after September 27, 2017 and before January 1, 2018.

Along with the September 2019 final regulations, U.S. Treasury also issued new proposed regulations which clarify bonus depreciation transition rules under the Tax Act for property placed in service by regulated public utilities after December 31, 2017. The proposed regulations provide that certain regulated public utility property which was under construction prior to September 28, 2017 and placed in service between January 1, 2018 and December 31, 2020 would continue to be eligible for bonus depreciation under the rules and bonus depreciation phase-downs in effect prior to enactment of the Tax Act.  During the third quarter, as a result of the clarification provided by these proposed regulations, the Company recorded deferred tax liabilities of approximately $56 million related to bonus depreciation benefits claimed on the Company’s 2018 tax return.

Net income associated with the Palo Verde sale leaseback VIEs is not subject to tax.  As a result, there is no income tax expense associated with the VIEs recorded on the Pinnacle West Consolidated and APS Consolidated Statements of Income. See Note 6 for additional details related to the Palo Verde sale leaseback VIEs.

As of the balance sheet date, the tax year ended December 31, 2016 and all subsequent tax years remain subject to examination by the IRS.  With a few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for years before 2014.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables provide information related to our lease costs for the three and nine months ended September 30, 2019 (dollars in thousands):

	Three Months Ended September 30, 2019
	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
Operating lease cost	$21,095	$4,581	$25,676
Variable lease cost	36,917	183	37,100
Short-term lease cost	—	812	812
Total lease cost	$58,012	$5,576	$63,588

	Nine Months Ended September 30, 2019
	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
Operating lease cost	$35,159	$13,343	$48,502
Variable lease cost	95,736	543	96,279
Short-term lease cost	—	3,477	3,477
Total lease cost	$130,895	$17,363	$148,258

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

terms with non-consecutive periods of use. For these agreements we recognize lease costs during the periods of use. Leases with initial terms of 12 months or less are considered short-term leases and are not recorded on the balance sheet.

The following table provides information related to the maturity of our operating lease liabilities at September 30, 2019 (dollars in thousands):

	September 30, 2019
Year	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
2019 (remaining three months of 2019)	$13,625	$3,352	$16,977
2020	—	14,083	14,083
2021	—	11,244	11,244
2022	—	7,727	7,727
2023	—	6,101	6,101
2024	—	3,915	3,915
Thereafter	—	38,697	38,697
Total lease commitments	13,625	85,119	98,744
Less imputed interest	19	20,032	20,051
Total lease liabilities	$13,606	$65,087	$78,693

We recognize lease assets and liabilities upon lease commencement. At September 30, 2019, we have additional lease arrangements that have been executed, but have not yet commenced. These arrangements primarily relate to purchased power lease contracts. These leases have commencement dates beginning in June 2020 with terms ending through October 2027. We expect the total fixed consideration paid for these arrangements, which includes both lease and nonlease payments, will approximate $705 million over the term of the arrangements.

The following table provides information related to estimated future minimum operating lease payments at December 31, 2018 (dollars in thousands):

	December 31, 2018
Year	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
2019	$54,499	$13,747	$68,246
2020	—	12,428	12,428
2021	—	9,478	9,478
2022	—	6,513	6,513
2023	—	5,359	5,359
Thereafter	—	42,236	42,236
Total future lease commitments	$54,499	$89,761	$144,260

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide other additional information related to operating lease liabilities:

September 30, 2019
Weighted average remaining lease term	12 years
Weighted average discount rate (a)	3.73%

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

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows (dollars in thousands):	$51,980

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

Coal and Related Environmental Matters and Transactions.  APS is a joint owner of three coal-fired power plants and acts as operating agent for two of the plants.  APS is focused on the impacts on its coal fleet that may result from increased regulation and potential legislation concerning GHG emissions. On June 19, 2019, EPA took final action on its proposals to repeal EPA's 2015 Clean Power Plan (“CPP”) and replace those regulations with a new rule, the Affordable Clean Energy (“ACE”) regulations. EPA originally finalized the CPP on August 3, 2015, and those regulations had been stayed pending judicial review. The ACE regulations are more narrow than the CPP, and are based upon heat-rate improvements at steam-electric power plants. These new regulations are now subject to litigation challenging their legality in the D.C. Circuit, along with the development of jurisdiction specific implementing regulations (e.g., as to states and EPA regional divisions). APS continually analyzes its long-range capital management plans to assess the potential effects of such proposals, understanding that any resulting regulation and legislation could impact the economic viability of certain plants, as well as the willingness or ability of power plant participants to continue participation in such plants.

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

On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. On September 11, 2017, the Arizona District Court issued an order granting NTEC's motion, dismissing the litigation with prejudice, and terminating the proceedings. On November 9, 2017, the environmental group plaintiffs appealed the district court order dismissing their lawsuit. On July 29, 2019, the Ninth Circuit Court of Appeals affirmed the September 2017 dismissal of the lawsuit, after which the environmental group plaintiffs petitioned the Ninth Circuit for rehearing on September 12, 2019. We cannot predict the outcome of any further proceedings.

Wastewater Permit. On July 16, 2018, several environmental groups filed a petition for review before the EPA EAB concerning the NPDES wastewater discharge permit for Four Corners, which was reissued on June 12, 2018.  The environmental groups allege that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning EPA’s 2015 revised effluent limitation guidelines for steam-electric EGUs, 2014 existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities.  To address certain of these issues through a reconsidered permit, EPA took action on December 19, 2018 to withdraw the NPDES permit reissued in June 2018. Withdrawal of the permit moots the EAB appeal, and EPA filed a motion to dismiss on that basis. The EAB thereafter dismissed the environmental group appeal on February 12, 2019. EPA issued the final NPDES permit for Four Corners on September 30, 2019. This permit is now subject to a petition for review before the EPA Environmental Appeals Board, based upon a November 1, 2019 filing by several environmental groups. We cannot predict the outcome of this review and whether the review will have a material impact on our financial position, results of operations or cash flows.

Navajo Plant

The co-owners of the Navajo Plant and the Navajo Nation agreed that the Navajo Plant will remain in operation until December 2019 under the existing plant lease. The co-owners and the Navajo Nation executed a lease extension on November 29, 2017 that will allow for decommissioning activities to begin after the plant ceases operations by December 2019.

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

Transmission and Delivery.  APS continues to work closely with customers, stakeholders, and regulators to identify and plan for transmission needs that support new customers, system reliability, access to markets and clean energy development.  The capital expenditures table presented in the "Liquidity and Capital Resources" section below includes new APS transmission projects, along with other transmission costs for upgrades and replacements, including those for data center development.  APS is also working to establish and expand advanced grid technologies throughout its service territory to provide long-term benefits both to APS and its customers.  APS is strategically deploying a variety of technologies that are intended to allow customers to better manage their energy usage, minimize system outage durations and frequency, enable customer choice for new customer sited technologies, and facilitate greater cost savings to APS through improved reliability and the automation of certain distribution functions.

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

Renewable Energy. APS has a diverse portfolio of existing and planned renewable resources, including solar, wind, geothermal, biomass and biogas. APS's clean energy strategy includes executing purchased power contracts for new facilities, ongoing development of distributed energy resources and procurement of new facilities to be owned by APS. The following table summarizes the resources in APS's renewable energy portfolio that are in operation and under development as of September 30, 2019. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	239	—
Purchased Power Agreements:
Solar	310	—
Solar + Energy Storage	—	50
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	3	—
Total Purchased Power Agreements	626	50
Total Distributed Energy: Solar (a)	930	54	(b)
Total Renewable Portfolio	1,795	104

(a)         Includes rooftop solar facilities owned by third parties. Distributed generation is produced in Direct Current and is converted to AC for reporting purposes.

(b)	Applications received by APS that are not yet installed and online.

APS has developed and owns solar resources through the ACC-approved AZ Sun Program.  APS invested approximately $675 million in the AZ Sun Program.  APS issued two Requests for Proposal ("RFP") in September 2019. The first RFP seeks competitive proposals for up to 150 MW of APS-owned solar resources to be in service by 2021. This solar generation will be designed with the flexibility to add energy storage as a future option. A second RFP requests up to 250 MW of wind resources to be in service as soon as possible, but no later than 2022.

Energy Storage. APS deploys a number of advanced technologies on its system, including energy storage. Storage can provide capacity, improve power quality, be utilized for system regulation, integrate renewable generation, and can be used to defer certain traditional infrastructure investments. Energy storage can also aid in integrating higher levels of renewables by storing excess energy when system demand is low and renewable production is high and then releasing the stored energy during peak demand hours later in the day and after sunset. APS is utilizing grid-scale energy storage projects to benefit customers, to increase renewable utilization, and to further our understanding of how storage works with other advanced technologies and the grid. We are preparing for additional energy storage in the future.

In early 2018, APS entered into a 15-year power purchase agreement for a 65 MW solar facility that charges a 50 MW solar-fueled battery. Service under this agreement is scheduled to begin in 2021. In 2018, APS issued a request for proposal for approximately 106 MW of energy storage to be located at up to five of its AZ Sun sites. Based upon our evaluation of the RFP responses, APS decided to expand the initial phase of battery deployment to 141 MW by adding a sixth AZ Sun site. In February 2019, we contracted for the 141 MW and originally anticipated such facilities could be in service by mid-2020. In April 2019, a battery module in APS’s McMicken battery energy storage facility experienced an equipment failure, which prompted an investigation to determine the cause. The results of the investigation will inform the timing of our utilization and implementation of batteries on our system. Due to the April 2019 event, APS is working with the counterparty for the AZ Sun sites to determine appropriate timing and path forward for such facilities. Additionally, in February 2019, APS signed two 20-year power purchase agreements for energy storage totaling 150 MW. Service under these power purchase agreements is expected to begin in mid-2021, pending approval from the ACC to allow for recovery of these agreements through the PSA and the results of the McMicken investigation.  Including the 150 MW of power purchase agreement energy storage projects described above, we currently plan to install at least 850 MW of energy storage by 2025.  The additional 700 MW of APS-owned energy storage will include at least 100 MW of solar with current RFPs evaluating battery-ready solar projects as well. We originally intended to procure the first 260 MW in 2019 (60 MW on additional AZ Sun sites and 100 MW of solar plus 100 MW of energy storage), however given the April 2019 event we are currently evaluating appropriate timing and path forward to support the overall capacity goals for our system.

Regulatory Matters

Rate Matters.  APS needs timely recovery through rates of its capital and operating expenditures to maintain its financial health.  APS’s retail rates are regulated by the ACC and its wholesale electric rates (primarily for transmission) are regulated by FERC.  See Note 4 for information on APS’s FERC rates.

2019 Retail Rate Case Filing with the Arizona Corporation Commission. On October 31, 2019, APS filed an application with the ACC for an annual increase in retail base rates of $69 million. This amount includes recovery of the deferral and rate base effects of the Four Corners SCR project that is currently the subject of a separate proceeding (see “SCR Cost Recovery” below). It also reflects a net credit to base rates of approximately $115 million primarily due to the prospective inclusion of rate refunds currently provided through the TEAM. The proposed total revenue increase in APS's application is $184 million. The average annual customer bill impact of APS’s request is an increase of 5.6% (the average annual bill impact for a typical APS residential customer is 5.4%).

The principal provisions of APS's application are:

•	a test year comprised of twelve months ended June 30, 2019, adjusted as described below;

•	an original cost rate base of $8.87 billion, which approximates the ACC-jurisdictional portion of the book value of utility assets, net of accumulated depreciation and other credits;

•	the following proposed capital structure and costs of capital:

	Capital Structure	Cost of Capital
Long-term debt	45.3%	4.10%
Common stock equity	54.7%	10.15%
Weighted-average cost of capital		7.41%

•	a 1% return on the increment of fair value rate base above APS’s original cost rate base, as provided for by Arizona law;

•	authorization to defer until APS's next general rate case the increase or decrease in its Arizona property taxes attributable to tax rate changes after the date the rate application is adjudicated;

•	a number of proposed rate and program changes for residential customers, including:

▪	a super off-peak period during the winter months for APS’s time-of-use with demand rates;

▪	additional $1.25 million in funding for limited-income crisis bill program; and

▪	a flat bill/subscription rate pilot program;

•	proposed rate design changes for commercial customers, including an experimental program designed to provide access to market pricing for up to 200 MW of medium and large commercial customers;

•	recovery of the deferral and rate base effects of the construction and operating costs of the Ocotillo modernization project (see Note 4 discussion of the 2017 Settlement Agreement); and

•	continued recovery of the remaining investment and other costs related to the retirement and closure of the Navajo Plant (see Note 4 for details related to the resulting regulatory asset).

APS requested that the increase become effective December 1, 2020.  APS cannot predict the outcome of its request.

2016 Retail Rate Case Filing with the Arizona Corporation Commission. On June 1, 2016, APS filed an application with the ACC for an annual increase in retail base rates. On March 27, 2017, a majority of the stakeholders in the general retail rate case, including the ACC Staff, the Residential Utility Consumer Office, limited income advocates and private rooftop solar organizations signed the 2017 Settlement Agreement and filed it with the ACC. The average annual customer bill impact under the 2017 Settlement Agreement was calculated as an increase of 3.28% (the average annual bill impact for a typical APS residential customer was calculated as 4.54%). (See Note 4 for details of the 2017 Settlement Agreement.)

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

On December 24, 2018, certain ACC Commissioners filed a letter stating that because the ACC had received a substantial number of complaints that the rate increase authorized by the 2017 Rate Case Decision was much more than anticipated, they believe there is a possibility that APS is earning more than was authorized by the 2017 Rate Case Decision.  Accordingly, the ACC Commissioners requested the ACC Staff to perform a rate review of APS using calendar year 2018 as a test year and file a report by May 3, 2019.  The ACC Commissioners also asked the ACC Staff to evaluate APS’s efforts to educate its customers regarding the new rates approved in the 2017 Rate Case Decision. On April 23, 2019, the ACC Staff indicated that they would need additional time beyond May 3, 2019 to file the requested report.

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

APS cannot predict the outcome or impact of the rate case filed on October 31, 2019. APS is assessing the impact to its financial statements of the implementation of the other key provisions of the amended order regarding the rate review and cannot predict at this time whether they will have a material impact on its financial position, results of operations or cash flows.

APS has several recovery mechanisms in place that provide more timely recovery to APS of its fuel and transmission costs, and costs associated with the promotion and implementation of its demand side management and renewable energy efforts and customer programs.  These mechanisms, such as the RES and Demand Side Management Adjustor Charge, are described more fully in Note 4.

SCR Cost Recovery. On December 29, 2017, in accordance with the 2017 Rate Case Decision, APS filed a Notice of Intent to file its SCR Adjustment to permit recovery of costs associated with the installation of SCR equipment at Four Corners Units 4 and 5.  APS filed the SCR Adjustment request in April 2018. Consistent with the 2017 Rate Case Decision, the request was narrow in scope and addressed only costs associated with this specific environmental compliance equipment. The SCR Adjustment request provided that there would be a $67.5 million annual revenue impact that would be applied as a percentage of base rates for all applicable customers. Also, as provided for in the 2017 Rate Case Decision, APS requested that the rate adjustment become effective no later than January 1, 2019. The hearing for this matter occurred in September 2018. At the hearing, APS accepted ACC Staff's recommendation of a lower annual revenue impact of approximately $58.5 million. The Administrative Law Judge issued a Recommended Opinion and Order finding that the costs for the SCR project were prudently incurred and recommending authorization of the $58.5 million annual revenue requirement related to the installation and operation of the SCRs. Exceptions to the Recommended Opinion and Order were filed by the parties and intervenors on December 7, 2018.  The ACC has not issued a decision on this matter.  APS included the costs for the SCR project in the retail rate base in its 2019 retail rate case filing with the ACC. APS cannot predict the outcome or timing of the decision on this matter. APS may be required to record a charge to its results of operations if the ACC issues an unfavorable decision (see SCR deferral in the Regulatory Assets and Liabilities table in Note 4).

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

On April 10, 2019, APS filed a third request with the ACC that addresses the amortization of depreciation related excess deferred taxes over a 28.5 year period (“TEAM Phase III”).  On October 29, 2019, the ACC approved TEAM Phase III providing both (i) a one-time bill credit of $64 million to be credited to customers on their December 2019 bills, and (ii) a monthly bill credit effective the first billing cycle in December 2019 which will provide an additional benefit of $39.5 million to customers through

December 31, 2020. It is currently anticipated that benefits related to the amortization of depreciation related excess deferred taxes for periods beginning after December 31, 2020 will be fully incorporated into the 2019 rate case filing.

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

On August 4, 2017, Commissioner Burns amended his complaint to add all of the ACC Commissioners and the ACC itself as defendants. All defendants moved to dismiss the amended complaint. On February 15, 2018, the Superior Court dismissed Commissioner Burns’ amended complaint. On March 6, 2018, Commissioner Burns filed an objection to the proposed final order from the Superior Court and a motion to further amend his complaint. The Superior Court permitted Commissioner Burns to amend his complaint to add a claim regarding his attempted investigation into whether his fellow commissioners should have been disqualified from voting on APS’s 2017 rate case. Commissioner Burns filed his second amended complaint, and all defendants filed responses opposing the second amended complaint and requested that it be dismissed. Oral argument occurred in November 2018 regarding the motion to dismiss. On December 18, 2018, the trial court granted the defendants’ motions to dismiss and entered final judgment on January 18, 2019. On February 13, 2019, Commissioner Burns filed a notice of appeal. On July 12, 2019, Commissioner Burns filed his opening brief in the Arizona Court of Appeals. APS filed its answering brief on October 21, 2019. APS and Pinnacle West cannot predict the outcome of this matter.

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

Energy Modernization Plan. On January 30, 2018, former ACC Commissioner Tobin proposed the Energy Modernization Plan, which consisted of a series of energy policies tied to clean energy sources such as energy storage, biomass, energy efficiency, electric vehicles, and expanded energy planning through the integrated resource plans ("IRP") process. In August 2018, the ACC directed ACC Staff to open a new rulemaking docket which will address a wide range of energy issues, including the Energy Modernization Plan proposals. The rulemaking will consider possible modifications to existing ACC rules, such as the RES, Electric and Gas Energy Efficiency Standards, Net Metering, Resource Planning, and the Biennial Transmission Assessment, as well as the development of new rules regarding forest bioenergy, electric vehicles, interconnection of distributed generation, baseload security, blockchain technology and other technological developments, retail competition, and other energy-related topics. On April 25, 2019, the ACC Staff issued a set of draft rules in regards to the Energy Modernization Plan and workshops were held on April 29, 2019 regarding these draft rules. On July 2, 2019, the ACC Staff issued a revised set of draft rules, which propose a RES goal of 45% of retail energy served be renewable by 2035 and a goal of 20% of retail sales during peak demand to be from clean energy resources by 2035.  The draft rules also require a certain amount of the RES goal to be derived from distributed renewable storage, for which utilities would be required to offer performance-based incentives.  Nuclear energy would be considered a clean resource under the draft rules. The ACC held various stakeholder meetings and workshops on ACC Staff’s draft energy rules in July through September 2019. APS cannot predict the outcome of this matter.

Integrated Resource Planning. ACC rules require utilities to develop fifteen-year IRPs which describe how the utility plans to serve customer load in the plan timeframe.  The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged.  In March of 2018, the ACC reviewed the 2017 IRPs of its jurisdictional utilities and voted to not acknowledge any of the plans.  APS does not believe that this lack of acknowledgment will have a material impact on our financial position, results of operations or cash flows.  Based on an ACC decision, APS is required to file a Preliminary Resource Plan by April 1, 2019 and its final IRP by April 1, 2020. APS filed a request to extend the deadline to file its Preliminary IRP, which was granted. On August 1, 2019, APS filed its Preliminary IRP.

Public Utility Regulatory Policies Act. In August 2016, APS filed an application requesting that all of its contracts with qualifying facilities over 100 kW be set at a presumptive maximum 2 year term. A qualifying facility is an eligible energy-producing facility as defined by FERC regulations within a host electric utility’s service territory that has a right to sell to the host utility. Host utilities are required to purchase power from qualifying facilities at an avoided cost as determined by the utility subject to state commission oversight. A hearing was held in August 2019 and briefing on this matter was completed in October 2019 regarding APS’s application. APS cannot predict the outcome of this matter.

Residential Electric Utility Customer Service Disconnections. On June 13, 2019, APS voluntarily suspended electric disconnections for residential customers who had not paid their bills.  On June 20, 2019, the ACC voted to enact emergency rule amendments to prevent residential electric utility customer service disconnections during the period from June 1 through October 15. During the moratorium on disconnections, APS could not charge late fees and interest on amounts that were past due from customers.  Customer deposits must also be used to pay delinquent amounts before disconnection can occur and customers will have four months to pay back their deposit and any remaining delinquent amounts.  In accordance with the emergency rules, APS began putting delinquent customers on a mandatory four-month payment plan beginning on October 16, 2019. The emergency rule changes will be effective for 180 days and may be renewed for one additional 180 day period. During that time, the ACC began a formal regular rulemaking process to allow stakeholder input and time for consideration of permanent rule changes.  The ACC further ordered that each regulated electric utility serving retail customers in Arizona update its service conditions by incorporating the emergency rule amendments, restore power to any customers who were disconnected during the month of June 2019 and credit any fees that were charged for a reconnection. The ACC Staff issued draft amendments to the customer service disconnections rules. Stakeholders submitted initial comments to the draft amendments on September 23, 2019. ACC stakeholder meetings were held in September 2019 and October 2019 regarding the customer service disconnections rules. APS currently estimates that the disconnection moratorium will result in a negative impact to its 2019 financial statements of approximately $10 million depending on certain assumptions, including customer behaviors. APS is further assessing the impact to its financial statements beyond 2019, which will be affected by the results of final rulemaking related to disconnections.

Retail Electric Competition Rules. On November 17, 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. An ACC special open meeting workshop was held on December 3, 2018. No substantive action was taken, but interested parties were asked to submit written comments and respond to a list of questions from ACC Staff. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. Interested parties filed comments to the ACC Staff report and a stakeholder meeting and workshop to discuss the retail electric competition rules and energy modernization plan proposals was held on July 30, 2019. ACC Commissioners submitted additional questions regarding this matter. APS cannot predict whether these efforts will result in any changes and, if changes to the rules results, what impact these rules would have on APS.

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

Actual and Projected Customer and Sales Growth.  Retail customers in APS’s service territory increased 1.9% for the nine-month period ended September 30, 2019 compared with the prior-year period.  For the three years 2016 through 2018, APS’s customer growth averaged 1.6% per year. We currently project annual customer growth to be 1.5 - 2.5% for 2019 and to average in the range of 1.5 - 2.5% for 2019 through 2021 based on our assessment of improving economic conditions in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 0.5% for the nine-month period ended September 30, 2019 compared with the prior-year period. Improving economic conditions and customer growth were offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives.  For the three years 2016 through 2018, annual retail electricity sales were about flat, adjusted to exclude the effects of weather variations.  We currently project that annual retail electricity sales in kWh will increase in the range of 0.0 - 1.0% for 2019 and increase on average in the range of 1.0 - 2.0% during 2019 through 2021, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations and excluding the impacts of several new large data centers opening operations in Metro Phoenix.  The impact of new large data centers could raise the range of expected sales annual growth rate over the 2019 to 2021 period but demand from these customers remains uncertain at this point. Slower than expected growth of the Arizona economy or acceleration of the expected effects of customer conservation, energy efficiency or distributed renewable generation initiatives could further impact these estimates.

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

Property Taxes.  Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates.  The average property tax rate in Arizona for APS, which owns essentially all of our property, was 10.9% of the assessed value for 2019, 11.0% for 2018 and 11.2% for 2017. We expect property taxes to increase as we add new generating units and continue with improvements and expansions to our existing generating units and transmission and distribution facilities.

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

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions and non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities. On December 22, 2017, the Tax Act was enacted and was generally effective on January 1, 2018. Changes impacting the Company include a reduction in the corporate tax rate to 21%, revisions to the rules related to tax bonus depreciation, limitations on interest deductibility and an associated exception for certain public utilities, and requirements that certain excess deferred tax amounts of regulated utilities be normalized. (See Note 15 for details of the impacts on the Company as of September 30, 2019.) In APS's 2017 rate case decision, the ACC approved a Tax Expense Adjustor Mechanism which will be used to pass through the income tax effects to retail customers of the Tax Act. (See Note 4 for details of the TEAM.)

RESULTS OF OPERATIONS

Pinnacle West’s only reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily sales supplied under traditional cost based rate regulation) and related activities and includes electricity generation, transmission and distribution.

Operating Results — Three-month period ended September 30, 2019 compared with three-month period ended September 30, 2018.

Our consolidated net income attributable to common shareholders for the three months ended September 30, 2019 was $312 million, compared with consolidated net income attributable to common shareholders of $315 million for the prior-year period.  The results reflect a decrease of approximately $1 million for the regulated electricity segment primarily due to the effects of weather, lower transmission revenues and lower pension and other postretirement non-service credits, partially offset by lower operations and maintenance expense.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended September 30,
	2019	2018	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$845	$877	$(32)
Operations and maintenance	(238)	(246)	8
Depreciation and amortization	(149)	(146)	(3)
Taxes other than income taxes	(53)	(51)	(2)
Pension and other postretirement non-service credits - net	6	12	(6)
All other income and expenses, net	14	14	—
Interest charges, net of allowance for borrowed funds used during construction	(54)	(56)	2
Income taxes	(53)	(85)	32
Less income related to noncontrolling interests (Note 6)	(5)	(5)	—
Regulated electricity segment income	313	314	(1)
All other	(1)	1	(2)
Net Income Attributable to Common Shareholders	$312	$315	$(3)

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $32 million lower for the three months ended September 30, 2019 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Refunds due to lower Federal corporate income tax rate (Note 4)	$(27)	$—	$(27)
Effects of weather	(9)	(2)	(7)
Lower transmission revenues (Note 4)	(5)	—	(5)
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(48)	(51)	3
Higher retail revenue due to higher customer growth, partially offset by the impacts of energy efficiency, distributed generation and changes in customer usage patterns	4	2	2
Miscellaneous items, net	8	6	2
Total	$(77)	$(45)	$(32)

Operations and maintenance.  Operations and maintenance expenses decreased $8 million for the three months ended September 30, 2019 compared with the prior-year period primarily because of:

•	A decrease of $16 million related to public outreach costs at the parent company primarily associated with the ballot initiative in 2018;

•	An increase of $5 million related to consulting costs; and

•	An increase of $3 million for other miscellaneous factors.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $6 million lower for the three months ended September 30, 2019 compared to the prior-year period primarily due to lower market returns.

Income taxes.  Income taxes were $32 million lower for the three months ended September 30, 2019 compared with the prior-year period primarily due to amortization of excess deferred taxes (Note 4) and lower pretax income.

Operating Results — Nine-month period ended September 30, 2019 compared with nine-month period ended September 30, 2018.

Our consolidated net income attributable to common shareholders for the nine months ended September 30, 2019 was $474 million, compared with consolidated net income attributable to common shareholders of $485 million for the prior-year period.  The results reflect a decrease of approximately $9 million for the regulated electricity segment primarily due to the effects of weather and lower pension and other postretirement non-service credits, partially offset by lower operations and maintenance expense.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Nine Months Ended September 30,
	2019	2018	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$1,980	$2,067	$(87)
Operations and maintenance	(710)	(769)	59
Depreciation and amortization	(446)	(435)	(11)
Taxes other than income taxes	(164)	(158)	(6)
Pension and other postretirement non-service credits - net	17	37	(20)
All other income and expenses, net	46	46	—
Interest charges, net of allowance for borrowed funds used during construction	(161)	(162)	1
Income taxes	(72)	(127)	55
Less income related to noncontrolling interests (Note 6)	(15)	(15)	—
Regulated electricity segment income	475	484	(9)
All other	(1)	1	(2)
Net Income Attributable to Common Shareholders	$474	$485	$(11)

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $87 million lower for the nine months ended September 30, 2019 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Refunds due to lower Federal corporate income tax rate (Note 4)	$(59)	$—	$(59)
Effects of weather	(42)	(10)	(32)
Lower renewable energy regulatory surcharges and higher purchased power, partially offset by operations and maintenance costs	(15)	1	(16)
Lower transmission revenues (Note 4)	(8)	—	(8)
Change in residential rate design and seasonal rates (a)	13	—	13
Lost fixed cost recovery	8	—	8
Higher retail revenue due to higher customer growth, partially offset by the impacts of energy efficiency, distributed generation and changes in customer usage patterns	11	4	7
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(43)	(46)	3
Miscellaneous items, net	4	7	(3)
Total	$(131)	$(44)	$(87)

(a) As part of the 2017 Settlement Agreement, rate design changes were implemented in the spring of 2018 that moved some revenue responsibility from summer to non-summer months. The change was made to better align revenue collections with costs of service.

Operations and maintenance.  Operations and maintenance expenses decreased $59 million for the nine months ended September 30, 2019 compared with the prior-year period primarily because of:

•	A decrease of $26 million related to public outreach costs at the parent company primarily associated with the ballot initiative in 2018;

•	A decrease of $19 million related to costs for renewable energy and similar regulatory programs, which is partially offset by operating revenues and purchased power;

•	A decrease of $16 million in fossil generation primarily due to lower planned outages and other operating costs;

•	A decrease of $7 million related to transmission, distribution and customer service costs;

•	A decrease of $6 million related to employee benefit costs;

•	An increase of $9 million for costs related to information technology;

•	An increase of $7 million related to consulting costs; and

•	A decrease of $1 million for other miscellaneous factors.

Depreciation and amortization.  Depreciation and amortization expenses were $11 million higher for the nine months ended September 30, 2019 compared with the prior-year period primarily related to increased plant in service.

Taxes other than income taxes. Taxes other than income taxes were $6 million higher for the nine months ended September 30, 2019 compared to the prior-year period primarily due to higher property values.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $20 million lower for the nine months ended September 30, 2019 compared to the prior-year period primarily due to lower market returns.

Income taxes.  Income taxes were $55 million lower for the nine months ended September 30, 2019 compared with the prior-year period primarily due to amortization of excess deferred taxes (Note 4) and lower pretax income.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At September 30, 2019, APS’s common equity ratio, as defined, was 54%.  Its total shareholder equity was approximately $6.0 billion, and total capitalization was approximately $11.1 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $4.5 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

In September 2019, U.S. Treasury issued new proposed regulations which clarify bonus depreciation transition rules under the Tax Act for property placed in service by regulated public utilities after December 31, 2017. The proposed regulations provide that certain regulated public utility property which was under construction prior to September 28, 2017 and placed in service between January 1, 2018 and December 31, 2020 would continue to be eligible for bonus depreciation under the rules and bonus depreciation phase-downs in effect prior to enactment of the Tax Act. Taxpayers are able to rely on these proposed regulations for taxable years ending on or after September 28, 2017 and until final regulations are eventually issued.

Based on the September 2019 proposed regulations, the Company believes the continued availability of bonus depreciation for certain property under construction prior to September 28, 2017 and placed in service during 2019 or 2020 may generate $35-$50 million of bonus depreciation cash tax benefits. The cash generated by bonus depreciation is an acceleration of the tax benefits that APS would have otherwise received over 20 years and reduces rate base for ratemaking purposes. At Pinnacle West Consolidated, the continued availability of bonus depreciation is expected to delay until 2020 full cash realization of approximately $31 million of currently unrealized Investment Tax Credits and other tax credits, which are recorded as a deferred tax asset on the Condensed Consolidated Balance Sheets as of September 30, 2019.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the nine months ended September 30, 2019 and 2018 (dollars in millions):

Pinnacle West Consolidated

	Nine Months Ended September 30,		Net
	2019	2018	Change
Net cash flow provided by operating activities	$835	$960	$(125)
Net cash flow used for investing activities	(832)	(913)	81
Net cash flow provided by financing activities	21	4	17
Net change in cash and cash equivalents	$24	$51	$(27)

Arizona Public Service Company

	Nine Months Ended September 30,		Net
	2019	2018	Change
Net cash flow provided by operating activities	$830	$988	$(158)
Net cash flow used for investing activities	(844)	(906)	62
Net cash flow provided by (used for) financing activities	38	(31)	69
Net change in cash and cash equivalents	$24	$51	$(27)

Operating Cash Flows

Nine-month period ended September 30, 2019 compared with nine-month period ended September 30, 2018.  Pinnacle West’s consolidated net cash provided by operating activities was $835 million in 2019, compared to $960 million in 2018, a decrease of $125 million in net cash provided by operating activities primarily due to lower cash receipts from electric revenues and higher pension contributions, partially offset by lower fuel and purchased power costs and operations and maintenance cost.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of

1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 112% funded as of January 1, 2019 and 117% as of January 1, 2018.  Under GAAP, the qualified pension plan was 90% funded as of January 1, 2019 and 95% funded as of January 1, 2018. See Note 5 for additional details. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have made voluntary contributions of $150 million to our pension plan year-to-date in 2019. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to a total of $350 million during the 2019-2021 period. We do not expect to make any contributions over the next three years to our other postretirement benefit plans. In 2019, the Company was reimbursed $30 million for prior year retiree medical claims from the other postretirement benefit plan trust assets.

Investing Cash Flows

Nine-month period ended September 30, 2019 compared with nine-month period ended September 30, 2018.  Pinnacle West’s consolidated net cash used for investing activities was $832 million in 2019, compared to $913 million in 2018, a decrease of $81 million primarily related to decreased capital expenditures and active union employee medical claim reimbursements (See Note 12). The difference between APS and Pinnacle West's net cash used for investing activities primarily relates to Pinnacle West's investing cash activity related to 4CA.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2019	2020	2021
APS
Generation:
Clean:
Nuclear Fuel	$71	$63	$64
Nuclear Generation	70	68	67
Renewables (a)	23	18	3
New Resources (b)	3	118	387
Environmental	29	47	53
New Gas Generation	16	—	—
Other Generation	156	137	118
Distribution	515	530	402
Transmission	205	190	236
Other (c)	149	160	142
Total APS	$1,237	$1,331	$1,472

(a)	Primarily APS Solar Communities program

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

Financing Cash Flows and Liquidity

Nine-month period ended September 30, 2019 compared with nine-month period ended September 30, 2018.  Pinnacle West’s consolidated net cash provided by financing activities was $21 million in 2019, compared to $4 million in 2018, an increase of $17 million in net cash provided.  The increase in net cash provided by financing activities includes $500 million in higher issuances of long-term debt, partially offset by higher long-term debt repayments of $418 million and a net decrease in short term borrowings of $52 million. The difference between APS and Pinnacle West's net cash provided by financing activities primarily relates to short-term borrowings and repayments at Pinnacle West on behalf of 4CA.

Significant Financing Activities.  On October 23, 2019, the Pinnacle West Board of Directors declared a dividend of $0.7825 per share of common stock, payable on December 2, 2019 to shareholders of record on November 4, 2019. This represents an increase in the indicated annual dividend from $2.95 per share to $3.13 per share.

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

On August 19, 2019, APS issued $300 million of 2.6% unsecured senior notes that mature on August 15, 2029. The net proceeds from the sale were used to repay short-term indebtedness, consisting of commercial paper borrowings, and to replenish cash used to fund capital expenditures.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to finance indebtedness, and other general corporate purposes.

On May 9, 2019, Pinnacle West entered into a $50 million term loan agreement that matures May 7, 2020. Pinnacle West used the proceeds to refinance indebtedness under and terminate a prior $150 million revolving credit facility. Borrowings under the agreement bear interest at LIBOR plus 0.55% per annum. At September 30, 2019, Pinnacle West had $41 million in outstanding borrowings under the agreement.

At September 30, 2019, Pinnacle West had a $200 million revolving credit facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West's senior unsecured debt credit ratings. The facility is available to support Pinnacle West's $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At September 30, 2019, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $13 million of commercial paper borrowings.

At September 30, 2019, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and a $500 million facility that matures in July 2023.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At September 30, 2019, APS had $3 million of commercial paper outstanding and no outstanding borrowings or letters of credit under its revolving credit facilities.

 See "Financial Assurances" in Note 8 for a discussion of separate outstanding letters of credit and surety bonds.

Other Financing Matters. See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At September 30, 2019, the ratio was approximately 50% for Pinnacle West and 46% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of October 31, 2019 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

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

Contractual Obligations

During 2019 our fuel and purchased power commitments have increased from the information provided in our 2018 10-K. The increase is primarily due to new purchased power commitments of approximately $260 million. The majority of the changes relate to 2024 and thereafter.

During 2019 our coal reclamation commitments have decreased from the information provided in our 2018 10-K by approximately $100 million. The decrease is primarily due to a new coal reclamation cost study for Four Corners. The majority of the changes relate to 2024 and thereafter.

Other than the items described above, there have been no material changes, as of September 30, 2019, outside the normal course of business in contractual obligations from the information provided in our 2018 Form 10-K. See Note 3 for discussion regarding changes in our long-term debt obligations.

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

OTHER ACCOUNTING MATTERS

On January 1, 2019 we adopted new lease accounting guidance, ASU 2016-02, and related amendments. See Note 16. On July 1, 2019 we early adopted, ASU 2018-15, relating to accounting for cloud computing implementation costs. We are currently evaluating the impacts of the pending adoption of ASU 2016-13, and related amendments, pertaining to the measurement of credit losses on financial instruments. This new credit loss standard is effective for us on January 1, 2020. See Note 13 for additional information related to new accounting standards.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the nine months ended September 30, 2019 and 2018 (dollars in millions):

	Nine Months Ended September 30,
	2019	2018
Mark-to-market of net positions at beginning of period	$(59)	$(91)
Decrease (Increase) in regulatory asset	(13)	12
Recognized in OCI:
Mark-to-market losses realized during the period	1	2
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(71)	$(77)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at September 30, 2019 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, "Derivative Accounting" and "Fair Value Measurements," in Item 8 of our 2018 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2019	2020	2021	2022	2023	Total Fair Value
Observable prices provided by other external sources	$(15)	$(30)	$(16)	$(7)	$—	$(68)
Prices based on unobservable inputs	—	—	—	—	(2)	(2)
Total by maturity	$(15)	$(30)	$(16)	$(7)	$(2)	$(70)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018 (dollars in millions):

	September 30, 2019		December 31, 2018
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (a)
Electricity	$—	$—	$1	$(1)
Natural gas	39	(39)	44	(44)
Total	$39	$(39)	$45	$(45)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of September 30, 2019.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of September 30, 2019.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

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

Item 5.                OTHER INFORMATION

Modification to Compensation

On November 4, 2019, the Human Resources Committee (“HRC”) of the Pinnacle West Board of Directors approved the following compensation arrangement for Jeffrey B. Guldner, the President of APS and Executive Vice President Public Policy of Pinnacle West that is effective on November 15, 2019 when Mr. Guldner becomes Chairman of the Board of Directors, President, and Chief Executive Officer of Pinnacle West and APS:

•	Mr. Guldner’s base salary increases to $1,100,000 (“CEO Base Salary”);

•
Equity awards are expected to be granted in February 2020 with a grant date fair value of $3,250,000, under the regular long-term incentive program applicable to the Chief Executive Officer and Executive Vice Presidents, and, subject to the normal approval process by the HRC;

•
The award opportunities for Mr. Guldner under the APS 2019 Annual Incentive Award Plan (the “APS Plan”) will continue to be tied to his services as President of APS and Executive Vice President Public Policy of Pinnacle West from January 1, 2019 until November 15, 2019. From November 15, 2019 until December 31, 2019, Mr. Guldner will continue to participate in the APS Plan but the award opportunities will be based 50% on the achievement of specified 2019 Pinnacle West earnings levels and 50% on the achievement of performance goals established for business units of APS in the functional areas of customer service, transmission and distribution, fossil generation, corporate resources and the Palo Verde Generating Station and Mr. Guldner’s target award opportunity under the APS Plan will be 110% of his CEO Base Salary.  Mr. Guldner may earn less or more than the target amount, up to a maximum award opportunity of 200% of target, depending on the achievement of the earnings and business unit performance goals separately or in combination.

Consulting Services Agreement

On November 4, 2019, the HRC of the Pinnacle West Board of Directors approved a Consulting Services Agreement with Donald E. Brandt, the Chairman of the Board, President, and Chief Executive Officer of Pinnacle West and the Chairman of the Board and Chief Executive Officer of APS that is effective

November 15, 2019 (the “Agreement”). For a period of 12 months, Mr. Brandt will consult and advise on matters as requested by the Board of Directors, including without limitation, assisting Pinnacle West and its Board of Directors in the transition of the responsibilities of the Chief Executive Officer to Mr. Guldner. In particular, Mr. Brandt will provide advice and support regarding the transition of oversight of the Palo Verde Generating Station.

Mr. Brandt may receive a total consulting fee of up to $1.75 million that will be payable as $25,000 per month for the first 11 months and the balance of the consulting fee will be paid at the end of the term of the Agreement, subject to an evaluation by the HRC and the Corporate Governance Committee of the Pinnacle West Board of Directors that Mr. Brandt has performed the duties in the Agreement. Mr. Brandt is subject to certain restrictions and covenants in the Agreement, including confidentiality, non-compete and non-solicitation provisions.

The foregoing description of the terms of the Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text thereof, a copy of which is filed as Exhibit 10.1 to this Form 10-Q, and incorporated herein by reference.

Item 6.                 EXHIBITS
(a) Exhibits

Exhibit No.	Registrant(s)	Description

10.1	Pinnacle West	Consulting Services Agreement between Pinnacle West and Donald E. Brandt

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Pinnacle West APS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document

104	Pinnacle West APS	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	November 7, 2019	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	November 7, 2019	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)