Form 10-Q
period 2020-03-31
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2020-05-08
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of May 1, 2020:	112,493,458
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of May 1, 2020:	71,264,947

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

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as "estimate," "predict," "may," "believe," "plan," "expect," "require," "intend," "assume," "project," "anticipate," "goal," "seek," "strategy," "likely," "should," "will," "could," and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("2019 Form 10-K"), Part II, Item 1A of this report and in Part I, Item 2 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report, these factors include, but are not limited to:

•	the potential effects of the continued Coronavirus ("COVID-19") pandemic, including, but not limited to, those described in Part II, Item 1A "Risk Factors" herein;

•	our ability to manage capital expenditures and operations and maintenance costs while maintaining reliability and customer service levels;

•
variations in demand for electricity, including those due to weather, seasonality, the general economy or social conditions, customer and sales growth (or decline), the effects of energy conservation measures and distributed generation, and technological advancements;

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

•
the direct or indirect effect on our facilities or business from cybersecurity threats or intrusions, data security breaches, terrorist attack, physical attack, severe storms, droughts, or other catastrophic events, such as fires, explosions, pandemic health events, or similar occurrences;

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

These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2019 Form 10-K, in Part II, Item 1A of this report, and in Part I, Item 2 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019

OPERATING REVENUES (NOTE 2)	$661,930	$740,530

OPERATING EXPENSES
Fuel and purchased power	188,521	230,588
Operations and maintenance	221,318	245,634
Depreciation and amortization	154,079	148,707
Taxes other than income taxes	56,768	55,090
Other expenses	822	427
Total	621,508	680,446
OPERATING INCOME	40,422	60,084
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	7,697	11,188
Pension and other postretirement non-service credits - net	13,911	5,114
Other income (Note 9)	12,569	7,169
Other expense (Note 9)	(4,784)	(4,358)
Total	29,393	19,113
INTEREST EXPENSE
Interest charges	59,234	60,653
Allowance for borrowed funds used during construction	(4,076)	(6,665)
Total	55,158	53,988
INCOME BEFORE INCOME TAXES	14,657	25,209
INCOME TAXES	(20,209)	2,418
NET INCOME	34,866	22,791
Less: Net income attributable to noncontrolling interests (Note 6)	4,873	4,873
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$29,993	$17,918

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	112,594	112,337
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	112,862	112,735

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$0.27	$0.16
Net income attributable to common shareholders — diluted	$0.27	$0.16

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019

NET INCOME	$34,866	$22,791

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain, net of tax expense of $292 and $0	292	—
Reclassification of net realized loss, net of tax benefit of $394 and $108	20	328
Pension and other postretirement benefits activity, net of tax expense of $245 and $288	1,205	879
Total other comprehensive income	1,517	1,207

COMPREHENSIVE INCOME	36,383	23,998
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,873

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$31,510	$19,125

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$63,139	$10,283
Customer and other receivables	258,874	266,426
Accrued unbilled revenues	93,434	128,165
Allowance for doubtful accounts	(8,366)	(8,171)
Materials and supplies (at average cost)	323,545	331,091
Fossil fuel (at average cost)	16,930	14,829
Income tax receivable	20,599	21,727
Assets from risk management activities (Note 7)	2,108	515
Deferred fuel and purchased power regulatory asset (Note 4)	77,730	70,137
Other regulatory assets (Note 4)	147,741	133,070
Other current assets	82,573	61,958
Total current assets	1,078,307	1,030,030
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 11 and 12)	920,426	1,010,775
Other special use funds (Notes 11 and 12)	252,723	245,095
Other assets	97,822	96,953
Total investments and other assets	1,270,971	1,352,823
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	19,930,983	19,836,292
Accumulated depreciation and amortization	(6,784,467)	(6,637,857)
Net	13,146,516	13,198,435
Construction work in progress	942,258	808,133
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	100,938	101,906
Intangible assets, net of accumulated amortization	279,238	290,564
Nuclear fuel, net of accumulated amortization	168,457	123,500
Total property, plant and equipment	14,637,407	14,522,538
DEFERRED DEBITS
Regulatory assets (Note 4)	1,302,448	1,304,073
Operating lease right-of-use assets	144,380	145,813
Assets for other postretirement benefits (Note 5)	96,243	90,570
Other	32,004	33,400
Total deferred debits	1,575,075	1,573,856

TOTAL ASSETS	$18,561,760	$18,479,247

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2020	December 31, 2019
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$301,325	$346,448
Accrued taxes	194,732	144,899
Accrued interest	53,608	53,534
Common dividends payable	—	87,982
Short-term borrowings (Note 3)	563,000	114,675
Current maturities of long-term debt (Note 3)	650,000	800,000
Customer deposits	54,965	64,908
Liabilities from risk management activities (Note 7)	54,784	38,946
Liabilities for asset retirements	10,095	11,025
Operating lease liabilities	12,360	12,713
Regulatory liabilities (Note 4)	279,105	234,912
Other current liabilities	121,514	168,323
Total current liabilities	2,295,488	2,078,365
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	4,833,324	4,832,558
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,016,770	1,992,339
Regulatory liabilities (Note 4)	2,067,801	2,267,835
Liabilities for asset retirements	649,226	646,193
Liabilities for pension benefits (Note 5)	273,284	280,185
Liabilities from risk management activities (Note 7)	32,577	33,186
Customer advances	212,545	215,330
Coal mine reclamation	166,796	165,695
Deferred investment tax credit	196,002	196,468
Unrecognized tax benefits	6,400	6,189
Operating lease liabilities	51,198	51,872
Other	163,517	159,844
Total deferred credits and other	5,836,116	6,015,136
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 112,563,610 and 112,540,126 issued at respective dates	2,664,387	2,659,561
Treasury stock at cost; 72,302 and 103,546 shares at respective dates	(7,000)	(9,427)
Total common stock	2,657,387	2,650,134
Retained earnings	2,867,610	2,837,610
Accumulated other comprehensive loss	(55,579)	(57,096)
Total shareholders’ equity	5,469,418	5,430,648
Noncontrolling interests (Note 6)	127,414	122,540
Total equity	5,596,832	5,553,188

TOTAL LIABILITIES AND EQUITY	$18,561,760	$18,479,247
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,866	$22,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	173,168	167,801
Deferred fuel and purchased power	(5,785)	16,709
Deferred fuel and purchased power amortization	(1,808)	12,872
Allowance for equity funds used during construction	(7,697)	(11,188)
Deferred income taxes	(18,086)	3,620
Deferred investment tax credit	(465)	(353)
Stock compensation	6,282	12,074
Changes in current assets and liabilities:
Customer and other receivables	25,575	15,476
Accrued unbilled revenues	34,731	23,093
Materials, supplies and fossil fuel	5,445	(13,057)
Income tax receivable	1,128	—
Other current assets	(20,202)	(10,115)
Accounts payable	(5,192)	26,593
Accrued taxes	49,833	45,130
Other current liabilities	(63,096)	(86,250)
Change in other long-term assets	81,143	(65,470)
Change in other long-term liabilities	(106,212)	13,706
Net cash flow provided by operating activities	183,628	173,432
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(340,014)	(259,792)
Contributions in aid of construction	3,152	7,938
Allowance for borrowed funds used during construction	(4,076)	(6,665)
Proceeds from nuclear decommissioning trust sales and other special use funds	195,087	179,048
Investment in nuclear decommissioning trust and other special use funds	(195,658)	(179,618)
Other	349	4,576
Net cash flow used for investing activities	(341,160)	(254,513)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	497,324
Short-term borrowing and payments — net	(76,675)	172,650
Short-term debt borrowings	751,690	—
Short-term debt repayments	(226,690)	(5,000)
Dividends paid on common stock	(86,257)	(80,897)
Repayment of long-term debt	(150,000)	(500,000)
Common stock equity issuance - net of purchases	(1,680)	(2,653)
Net cash flow provided by financing activities	210,388	81,424
NET INCREASE IN CASH AND CASH EQUIVALENTS	52,856	343
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,283	5,766
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,139	$6,109
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	112,540,126	$2,659,561	(103,546)	$(9,427)	$2,837,610	$(57,096)	$122,540	$5,553,188
Net income		—		—	29,993	—	4,873	34,866
Other comprehensive income		—		—	—	1,517	—	1,517
Dividends on common stock		—		—	8	—	—	8
Issuance of common stock	23,484	4,826			—	—	—	4,826
Purchase of treasury stock (a)		—	(20,724)	(2,086)	—	—	—	(2,086)
Reissuance of treasury stock for stock-based compensation and other		—	51,968	4,513	—	—	—	4,513
Other		—	—	—	(1)	—	1	—
Balance, March 31, 2020	112,563,610	$2,664,387	(72,302)	$(7,000)	$2,867,610	$(55,579)	$127,414	$5,596,832

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2019	112,159,896	$2,634,265	(58,135)	$(4,825)	$2,641,183	$(47,708)	$125,790	$5,348,705
Net income		—		—	17,918	—	4,873	22,791
Other comprehensive income		—		—	—	1,207	—	1,207
Dividends on common stock		—		—	(15)	—	—	(15)
Issuance of common stock	180,426	9,798		—	—	—	—	9,798
Purchase of treasury stock (a)		—	(75,791)	(6,882)	—	—	—	(6,882)
Reissuance of treasury stock for stock-based compensation and other		—	70,655	6,121	—	—	—	6,121
Balance, March 31, 2019	112,340,322	$2,644,063	(63,271)	$(5,586)	$2,659,086	$(46,501)	$130,663	$5,381,725

(a)	Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019

OPERATING REVENUES (NOTE 2)	$661,930	$740,530

OPERATING EXPENSES
Fuel and purchased power	188,521	230,588
Operations and maintenance	218,265	240,375
Depreciation and amortization	154,058	148,685
Taxes other than income taxes	56,758	55,078
Other expenses	822	427
Total	618,424	675,153
OPERATING INCOME	43,506	65,377
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	7,697	11,188
Pension and other postretirement non-service credits - net	14,262	5,499
Other income (Note 9)	11,633	6,416
Other expense (Note 9)	(4,668)	(3,878)
Total	28,924	19,225
INTEREST EXPENSE
Interest charges	55,736	56,665
Allowance for borrowed funds used during construction	(4,076)	(6,665)
Total	51,660	50,000
INCOME BEFORE INCOME TAXES	20,770	34,602
INCOME TAXES	(19,448)	1,453
NET INCOME	40,218	33,149
Less: Net income attributable to noncontrolling interests (Note 6)	4,873	4,873
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$35,345	$28,276

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019

NET INCOME	$40,218	$33,149

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized gain, net of tax expense of $292 and $0	292	—
Reclassification of net realized loss, net of tax benefit of $394 and $108	20	328
Pension and other postretirement benefits activity, net of tax expense of $237 and $247	1,013	752
Total other comprehensive income	1,325	1,080

COMPREHENSIVE INCOME	41,543	34,229
Less: Comprehensive income attributable to noncontrolling interests	4,873	4,873

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$36,670	$29,356

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2020	December 31, 2019
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$19,927,522	$19,832,805
Accumulated depreciation and amortization	(6,781,228)	(6,634,597)
Net	13,146,294	13,198,208

Construction work in progress	942,258	808,133
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	100,938	101,906
Intangible assets, net of accumulated amortization	279,082	290,409
Nuclear fuel, net of accumulated amortization	168,457	123,500
Total property, plant and equipment	14,637,029	14,522,156

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 11 and 12)	920,426	1,010,775
Other special use funds (Notes 11 and 12)	252,723	245,095
Other assets	44,681	43,781
Total investments and other assets	1,217,830	1,299,651

CURRENT ASSETS
Cash and cash equivalents	53,351	10,169
Customer and other receivables	258,457	255,479
Accrued unbilled revenues	93,434	128,165
Allowance for doubtful accounts	(8,366)	(8,171)
Materials and supplies (at average cost)	323,545	331,091
Fossil fuel (at average cost)	16,930	14,829
Income tax receivable	8,724	7,313
Assets from risk management activities (Note 7)	2,108	515
Deferred fuel and purchased power regulatory asset (Note 4)	77,730	70,137
Other regulatory assets (Note 4)	147,741	133,070
Other current assets	57,471	38,895
Total current assets	1,031,125	981,492

DEFERRED DEBITS
Regulatory assets (Note 4)	1,302,448	1,304,073
Operating lease right-of-use assets	142,647	144,024
Assets for other postretirement benefits (Note 5)	92,391	86,736
Other	31,282	32,591
Total deferred debits	1,568,768	1,567,424

TOTAL ASSETS	$18,454,752	$18,370,723

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2020	December 31, 2019
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,721,696	2,721,696
Retained earnings	3,047,269	3,011,927
Accumulated other comprehensive loss	(34,197)	(35,522)
Total shareholder equity	5,912,930	5,876,263
Noncontrolling interests (Note 6)	127,414	122,540
Total equity	6,040,344	5,998,803
Long-term debt less current maturities (Note 3)	4,833,743	4,833,133
Total capitalization	10,874,087	10,831,936
CURRENT LIABILITIES
Short-term borrowings (Note 3)	430,000	—
Current maturities of long-term debt (Note 3)	200,000	350,000
Accounts payable	294,037	338,006
Accrued taxes	190,571	136,328
Accrued interest	51,042	52,619
Common dividends payable	—	88,000
Customer deposits	54,965	64,908
Liabilities from risk management activities (Note 7)	54,784	38,946
Liabilities for asset retirements	10,095	11,025
Operating lease liabilities	12,224	12,549
Regulatory liabilities (Note 4)	279,105	234,912
Other current liabilities	133,497	164,736
Total current liabilities	1,710,320	1,492,029
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,057,824	2,033,096
Regulatory liabilities (Note 4)	2,067,801	2,267,835
Liabilities for asset retirements	649,226	646,193
Liabilities for pension benefits (Note 5)	255,749	262,243
Liabilities from risk management activities (Note 7)	32,577	33,186
Customer advances	212,545	215,330
Coal mine reclamation	166,796	165,695
Deferred investment tax credit	196,002	196,468
Unrecognized tax benefits	40,399	40,188
Operating lease liabilities	49,442	50,092
Other	141,984	136,432
Total deferred credits and other	5,870,345	6,046,758
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
TOTAL LIABILITIES AND EQUITY	$18,454,752	$18,370,723

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,218	$33,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	173,147	167,779
Deferred fuel and purchased power	(5,785)	16,709
Deferred fuel and purchased power amortization	(1,808)	12,872
Allowance for equity funds used during construction	(7,697)	(11,188)
Deferred income taxes	(17,782)	(1,205)
Deferred investment tax credit	(465)	(353)
Changes in current assets and liabilities:
Customer and other receivables	15,045	16,541
Accrued unbilled revenues	34,731	23,093
Materials, supplies and fossil fuel	5,445	(13,057)
Income tax receivable	(1,411)	—
Other current assets	(18,164)	(9,598)
Accounts payable	(4,038)	30,774
Accrued taxes	54,243	54,234
Other current liabilities	(49,149)	(81,627)
Change in other long-term assets	82,178	(64,516)
Change in other long-term liabilities	(105,117)	14,525
Net cash flow provided by operating activities	193,591	188,132
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(340,014)	(259,446)
Contributions in aid of construction	3,152	7,938
Allowance for borrowed funds used during construction	(4,076)	(6,665)
Proceeds from nuclear decommissioning trust sales and other special use funds	195,087	179,048
Investment in nuclear decommissioning trust and other special use funds	(195,658)	(179,618)
Other	(900)	(1,140)
Net cash flow used for investing activities	(342,409)	(259,883)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	497,324
Short-term borrowings and payments — net	—	157,500
Short-term debt borrowings under revolving credit facility	540,000	—
Short-term debt repayments under revolving credit facility	(110,000)	—
Repayment of long-term debt	(150,000)	(500,000)
Dividends paid on common stock	(88,000)	(82,700)
Net cash flow provided by financing activities	192,000	72,124
NET INCREASE IN CASH AND CASH EQUIVALENTS	43,182	373
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,169	5,707
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,351	$6,080

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2020	71,264,947	$178,162	$2,721,696	$3,011,927	$(35,522)	$122,540	$5,998,803
Net Income		—	—	35,345	—	4,873	40,218
Other comprehensive income		—	—	—	1,325	—	1,325
Other		—	—	(3)	—	1	(2)
Balance, March 31, 2020	71,264,947	$178,162	$2,721,696	$3,047,269	$(34,197)	$127,414	$6,040,344

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2019	71,264,947	$178,162	$2,721,696	$2,788,256	$(27,107)	$125,790	$5,786,797
Net Income		—	—	28,276	—	4,873	33,149
Other comprehensive income		—	—	—	1,080	—	1,080
Balance, March 31, 2019	71,264,947	$178,162	$2,721,696	$2,816,532	$(26,027)	$130,663	$5,821,026

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Consolidation and Nature of Operations

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

Amounts reported in our interim Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual periods, due to the effects of seasonal temperature variations on energy consumption, timing of maintenance on electric generating units ("EGU"), and other factors.

Our condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to such regulations, although we believe that the disclosures provided are adequate to make the interim information presented not misleading. The accompanying condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our 2019 Form 10-K.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid during the period for:
Income taxes, net of refunds	$(3,002)	$1
Interest, net of amounts capitalized	53,723	63,764
Significant non-cash investing and financing activities:
Accrued capital expenditures	$100,868	$95,879
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	2,311	2,293

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid during the period for:
Income taxes, net of refunds	$—	$—
Interest, net of amounts capitalized	52,034	61,387
Significant non-cash investing and financing activities:
Accrued capital expenditures	$100,868	$95,879
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	2,311	2,293

2.    Revenue

Sources of Revenue

The following table provides detail of Pinnacle West's consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Retail Electric Revenue
Residential	$325,073	$351,566
Non-Residential	303,351	332,668
Wholesale energy sales	14,668	36,452
Transmission services for others	15,927	15,249
Other sources	2,911	4,595
Total operating revenues	$661,930	$740,530

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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three months ended March 31, 2020 and 2019 were $648 million and $721 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three months ended March 31, 2020 and 2019, our revenues that do not qualify as revenue from contracts with customers were $14 million and $20 million, respectively. This relates primarily to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of March 31, 2020 or December 31, 2019.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents our best estimate of accounts receivable and accrued unbilled revenues that will ultimately be uncollectible. The allowance is calculated by applying an estimated write-off factor to retail electric revenues. The write-off factor used to estimate uncollectible accounts is based upon consideration of historical collections experience, the current and forecasted economic environment, changes to our collection policies, and management’s best estimate of future collections success.

During March 2020, due to the Coronavirus ("COVID-19") pandemic, and to assist customers who may be experiencing economic difficulties, we suspended all service shut-offs due to nonpayment. We are expecting an

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

increase in the number of customers needing to utilize longer-term payment plans to avoid service disruption. These changes, among others including the Summer Disconnection Moratorium (defined in Note 4), impacted our write-off factor during the period. We continue to monitor COVID-19 and its impact on our allowance for doubtful accounts, which may impact our write-off factor for upcoming 2020 financial statements. See Note 4 for additional details.

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	March 31, 2020	December 31, 2019
Allowance for doubtful accounts, balance at beginning of period	$8,171	$4,069
Bad debt expense	3,122	11,819
Actual write-offs	(2,927)	(7,717)
Allowance for doubtful accounts, balance at end of period	$8,366	$8,171

3.	Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

At March 31, 2020, Pinnacle West had a $200 million revolving credit facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West's senior unsecured debt credit ratings. The facility is available to support Pinnacle West's $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At March 31, 2020, Pinnacle West had $100 million outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

On May 5, 2020, Pinnacle West refinanced its 364-day $50 million term loan agreement that would have matured on May 7, 2020 with a new 364-day $31 million term loan agreement that matures on May 4, 2021. Borrowings under the agreement bear interest at London Inter-bank Offered Rate ("LIBOR") plus 1.40% per annum. At March 31, 2020, Pinnacle West had $33 million in outstanding borrowings under the prior agreement.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS

On January 15, 2020, APS repaid at maturity the remaining $150 million of the $250 million aggregate principal amount of its 2.2% Senior Notes.

At March 31, 2020, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and a $500 million facility that matures in July 2023.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2020, APS had $430 million outstanding borrowings under its revolving credit facilities and no letters of credit outstanding or commercial paper borrowings.

On November 27, 2018, the ACC issued a financing order in which, subject to specified parameters and procedures, it approved APS’s short-term debt authorization equal to a sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power) and a long-term debt authorization of $5.9 billion. On March 27, 2020, APS filed an application with the ACC to increase the long-term debt limit from $5.9 billion to $7.5 billion and to continue its authorization of short-term debt granted in the 2018 financing order.

See "Financial Assurances" in Note 8 for a discussion of other outstanding letters of credit.

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of March 31, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$449,581	$448,449	$449,425	$450,822
APS	5,033,743	5,634,265	5,183,133	5,743,570
Total	$5,483,324	$6,082,714	$5,632,558	$6,194,392

4.    Regulatory Matters

COVID-19 Pandemic

Due to the COVID-19 pandemic, APS has voluntarily suspended disconnections of customers for nonpayment beginning March 13, 2020.  In addition, APS has waived all late payment fees during this current moratorium.  APS currently estimates that the Summer Disconnection Moratorium (see below for discussion of the Summer Disconnection Moratorium), the suspension of disconnections during the COVID-19 pandemic and the increased bad debt expense associated with both events will result in a negative impact to its 2020 operating results of approximately $20 to $30 million pre-tax above the impact of disconnections on its operating results for years that did not have the Summer Disconnection Moratorium or COVID-19 pandemic.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS is anticipating an increase in bad debt expense associated with the COVID-19 pandemic, but it still believes that costs associated with the Summer Disconnection Moratorium and the COVID-19 disconnection suspensions and related bad debt expense with both events will fall within this estimated $20 to $30 million range. These estimated impact amounts depend on certain assumptions, including customer behaviors and the impacts of COVID-19 on the economy not extending into 2021. APS also established a customer support fund of $1.5 million to assist customers with a one-time credit of up to $100 on their bill with a priority given to customers on limited-income service plans. Additionally, due to COVID-19, APS delayed the reset of the Environmental Improvement Surcharge ("EIS") adjustor and suspended the discontinuation of TEAM Phase II to the first billing cycle in May 2020 rather than April 2020 (see below for discussion of EIS and TEAM Phase II).

On April 17, 2020, APS filed an application with the ACC requesting a COVID-19 emergency relief package to provide additional assistance to its customers. On May 5, 2020, the ACC approved APS returning $36 million that has been collected through the Demand Side Management ("DSM") Adjustor Clause, but not allocated for current DSM programs, directly to customers through a bill credit in June 2020 (see below for discussion of the DSM Adjustor Clause).   Also, on May 5, 2020, APS also voluntarily committed to the ACC to contribute $5.3 million of non-ratepayer funds to provide assistance to residential and business customers that have been impacted by the COVID-19 pandemic.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

APS requested that the increase become effective December 1, 2020.  The hearing for this rate case was delayed by 75 days, at the request of ACC Staff, and is currently scheduled to begin September 30, 2020. APS cannot predict the outcome of its request.

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

•
a new AZ Sun II program (now known as "APS Solar Communities") for utility-owned solar distributed generation with the purpose of expanding access to rooftop solar for low and moderate income Arizonans, recoverable through the Arizona Renewable Energy Standard and Tariff ("RES"), to be no less than $10 million per year in capital costs, and not more than $15 million per year in capital costs;

•	an increase to the per kWh cap for the environmental improvement surcharge from $0.00016 to $0.00050 and the addition of a balancing account;

•	rate design changes, including:

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 3, 2018, an APS customer filed a petition with the ACC that was determined by the ACC Staff to be a complaint filed pursuant to Arizona Revised Statute §40-246 (the “Complaint”). The Complaint was later amended alleging that the rates and charges in the 2017 Rate Case Decision are not just and reasonable. The ACC held a hearing on this matter and the hearing was concluded on October 1, 2018. On April 9, 2019, the Administrative Law Judge issued a Recommended Opinion and Order recommending that the Complaint be dismissed. On July 3, 2019, the Administrative Law Judge issued an amendment to the Recommended Opinion and Order that incorporated the requirements of the rate review of the 2017 Rate Case Decision (see below discussion regarding the rate review). On July 10, 2019, the ACC adopted the Administrative Law Judge's amended Recommended Opinion and Order along with several ACC Commissioner amendments and an amendment incorporating the results of the rate review and resolved the Complaint.

On December 24, 2018, certain ACC Commissioners filed a letter stating that because the ACC had received a substantial number of complaints that the rate increase authorized by the 2017 Rate Case Decision was much more than anticipated, they believe there is a possibility that APS is earning more than was authorized by the 2017 Rate Case Decision.  Accordingly, the ACC Commissioners requested the ACC Staff to perform a rate review of APS using calendar year 2018 as a test year. The ACC Commissioners also asked the ACC Staff to evaluate APS’s efforts to educate its customers regarding the new rates approved in the 2017 Rate Case Decision.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

APS cannot predict the outcome or impact of the rate case filed on October 31, 2019. APS does not believe that the implementation of the other key provisions of the amended order regarding the rate review will have a material impact on its financial position, results of operations or cash flows.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 2, 2019, ACC Staff issued draft rules, which propose a RES goal of 45% of retail energy served be renewables by 2035 and a goal of 20% of retail sales during peak demand to be from clean energy resources by 2035.  The draft rules would also require a certain amount of the RES goal to be derived from distributed renewable storage, for which utilities would be required to offer performance-based incentives. Nuclear energy would be considered a clean resource under the draft rules. On February 18, 2020, ACC Staff issued revised draft rules which would change the RES and clean energy goals to standards and would provide additional reporting and compliance requirements. Certain ACC Commissioners have proposed different options with different implementation dates of these rules. APS cannot predict the outcome of this matter. See "Energy Modernization Plan" below for more information.

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

On December 31, 2019, APS filed its 2020 DSM Plan, which requests a budget of $51.9 million and continues APS's focus on DSM strategies such as peak demand reduction, load shifting, storage and electrification strategies. The 2020 DSM Plan addresses all components of the 2018 and 2019 DSM plans, which enables the ACC to review the 2020 DSM Plan only. The ACC has not yet ruled on the APS 2020 DSM Plan.

On April 17, 2020, APS filed an application with the ACC requesting a COVID-19 emergency relief package to provide additional assistance to its customers. On May 5, 2020, the ACC approved APS returning $36 million that has been collected through the DSM Adjustor Clause, but not allocated for current DSM programs, directly to customers through a bill credit in June 2020. See "COVID-19 Pandemic" above for more information.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Power Supply Adjustor Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations primarily in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$70,137	$37,164
Deferred fuel and purchased power costs — current period	5,785	(16,709)
Amounts charged to customers	1,808	(12,872)
Ending balance	$77,730	$7,583

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

The PSA rate for the PSA year beginning February 1, 2019 was $0.001658 per kWh, consisting of a Forward Component of $0.000536 per kWh and a Historical Component of $0.001122 per kWh. This represented a $0.002897 per kWh decrease compared to 2018. These rates went into effect as filed on February 1, 2019.

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

Environmental Improvement Surcharge. The EIS permits APS to recover the capital carrying costs (rate of return, depreciation and taxes) plus incremental operations and maintenance expenses associated with environmental improvements made outside of a test year to comply with environmental standards set by federal, state, tribal, or local laws and regulations.  A filing is made on or before February 1st for qualified environmental improvements made during the prior calendar year, and the new charge becomes effective April 1 unless suspended by the ACC.  There is an overall cap of $0.0005 per kWh (approximately $13 - 14 million per year).  APS’s February 1, 2020 application requested an increase in the charge to $8.75 million, or $2.0 million over the charge in effect for the 2019-2020 rate effective year. On March 19, 2020, due to the COVID-19 pandemic, APS delayed the reset of the EIS adjustor to the first billing cycle in May 2020 rather than April 2020.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 7, 2018, APS made a filing to make modifications to its annual transmission formula to provide transmission customers the benefit of the reduced federal corporate income tax rate resulting from the Tax Cuts and Jobs Act ("Tax Act") beginning in its 2018 annual transmission formula rate update filing. These modifications were approved by FERC on May 22, 2018 and reduced APS’s transmission rates compared to the rate that would have gone into effect absent these changes. On March 17, 2020, APS made a filing to make further modifications to its annual transmission formula to provide additional transparency for excess and deficient Accumulated Deferred Income Taxes resulting from the Tax Act, as well as for future local, state, and federal statutory tax rate changes. This filing is pending with FERC.

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

On February 15, 2018, APS filed its 2018 annual LFCR adjustment, requesting that effective May 1, 2018, the LFCR be adjusted to $60.7 million. On February 6, 2019, the ACC approved the 2018 annual LFCR

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

adjustment to become effective March 1, 2019. On February 15, 2019, APS filed its 2019 annual LFCR adjustment, requesting that effective May 1, 2019, the annual LFCR recovery amount be reduced to $36.2 million (a $24.5 million decrease from previous levels). On July 10, 2019, the ACC approved APS’s 2019 LFCR adjustment as filed, effective with the next billing cycle of July 2019. On February 14, 2020, APS filed its 2020 annual LFCR adjustment, requesting that effective May 1, 2020, the annual LFCR recovery amount be reduced to $26.6 million (a $9.6 million decrease from previous levels). On April 14, 2020, the ACC approved the 2020 LFCR adjustment as filed, effective with the first billing cycle in May 2020.

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

On August 13, 2018, APS filed a second request with the ACC that addressed the return of an additional $86.5 million in tax savings to customers related to the amortization of non-depreciation related excess deferred taxes previously collected from customers ("TEAM Phase II"). The ACC approved this request on March 13, 2019, effective the first billing cycle in April 2019 through the last billing cycle in March 2020. On March 19, 2020, due to the COVID-19 pandemic, APS delayed the discontinuation of TEAM Phase II until the first billing cycle in May 2020.  Amounts credited to customers after the last billing cycle in March 2020 will be recorded as a part of the balancing account and will be addressed for recovery as part of APS's 2019 ACC rate case. Both the timing of the reduction in revenues refunded through TEAM Phase II and the offsetting income tax benefit are recognized based upon our seasonal kWh sales pattern.

On April 10, 2019, APS filed a third request with the ACC that addressed the amortization of depreciation related excess deferred taxes over a 28.5 year period consistent with IRS normalization rules (“TEAM Phase III”).  On October 29, 2019, the ACC approved TEAM Phase III providing both (i) a one-time bill credit of $64 million which was credited to customers on their December 2019 bills, and (ii) a monthly bill credit effective the first billing cycle in December 2019 which will provide an additional benefit of $39.5 million to customers through December 31, 2020. It is currently anticipated that benefits related to the amortization of depreciation related excess deferred taxes for periods beginning after December 31, 2020 will be fully incorporated into the 2019 rate case.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Oral argument occurred in November 2018 regarding the motion to dismiss. On December 18, 2018, the trial court granted the defendants’ motions to dismiss and entered final judgment on January 18, 2019. On February 13, 2019, Commissioner Burns filed a notice of appeal. On July 12, 2019, Commissioner Burns filed his opening brief in the Arizona Court of Appeals. APS filed its answering brief on October 21, 2019. The Arizona Court of Appeals originally granted the request for oral argument; however, on March 31, 2020, the court vacated the date scheduled for oral argument given the COVID-19 pandemic.  The court determined that the matter could be submitted without oral argument and has taken the matter under advisement and will issue a decision without oral argument. APS and Pinnacle West cannot predict the outcome of this matter.

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

Energy Modernization Plan

On January 30, 2018, former ACC Commissioner Tobin proposed the Energy Modernization Plan, which consisted of a series of energy policies tied to clean energy sources such as energy storage, biomass, energy efficiency, electric vehicles, and expanded energy planning through the integrated resource plan ("IRP") process. In August 2018, the ACC directed ACC Staff to open a new rulemaking docket which will address a wide range of energy issues, including the Energy Modernization Plan proposals. The rulemaking will consider possible modifications to existing ACC rules, such as the RES, Electric and Gas Energy Efficiency Standards, Net Metering, Resource Planning, and the Biennial Transmission Assessment, as well as the development of new rules regarding forest bioenergy, electric vehicles, interconnection of distributed generation, baseload security, blockchain technology and other technological developments, retail competition, and other energy-related topics. On April 25, 2019, the ACC Staff issued a set of draft rules in regards to the Energy Modernization Plan and workshops were held on April 29, 2019 regarding these draft rules. On July 2, 2019, the ACC Staff issued a revised set of draft rules, which propose a RES goal of 45% of retail energy served be renewable by 2035 and a goal of 20% of retail sales during peak demand to be from clean energy resources by 2035.  The draft rules also require a certain amount of the RES goal to be derived from distributed renewable storage, for which utilities would be required to offer performance-based incentives.  Nuclear energy would be considered a clean resource under the draft rules. The ACC held various stakeholder meetings and workshops on ACC Staff’s draft energy rules in July through September 2019. On February 18, 2020, the ACC Staff issued a revised proposed set of draft rules which would change the RES and clean energy goals to standards and would provide additional reporting and compliance requirements. In addition, ACC Staff proposed

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

changing the IRP planning horizon from 15 years to 10 years. Certain ACC Commissioners have proposed different options with different implementation dates of these rules. APS cannot predict the outcome of this matter.

Integrated Resource Planning

ACC rules require utilities to develop 15-year IRPs which describe how the utility plans to serve customer load in the plan timeframe.  The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged.  In March of 2018, the ACC reviewed the 2017 IRPs of its jurisdictional utilities and voted to not acknowledge any of the plans.  APS does not believe that this lack of acknowledgment will have a material impact on our financial position, results of operations or cash flows.  Based on an ACC decision, APS was originally required to file its next IRP by April 1, 2020.  On February 20, 2020, the ACC extended the deadline for all utilities to file their IRP’s from April 1, 2020 to June 26, 2020. See "Energy Modernization Rules" above for information regarding proposed changes to the IRP filings.

Public Utility Regulatory Policies Act

In August 2016, APS filed an application requesting that all of its contracts with qualifying facilities over 100 kW be set at a presumptive maximum 2 year term. A qualifying facility is an eligible energy-producing facility as defined by FERC regulations within a host electric utility’s service territory that has a right to sell to the host utility. Host utilities are required to purchase power from qualifying facilities at an avoided cost as determined by the utility subject to state commission oversight. A hearing was held in August 2019 and briefing on this matter was completed in October 2019 regarding APS’s application. On December 17, 2019, the ACC denied the application and mandated a minimum contract length of 18 years for qualifying facilities over 100 kW and the rate paid to the qualifying facilities will be based on the long-term avoided cost. APS is in discussions with qualifying facility developers but has not entered into any new qualifying facility agreements that would be subject to the new requirements of the ACC's decision.

Residential Electric Utility Customer Service Disconnections

On June 13, 2019, APS voluntarily suspended electric disconnections for residential customers who had not paid their bills. On June 20, 2019, the ACC voted to enact emergency rule amendments to prevent residential electric utility customer service disconnections during the period from June 1 through October 15 ("Summer Disconnection Moratorium"). During the Summer Disconnection Moratorium, APS could not charge late fees and interest on amounts that were past due from customers. Customer deposits must also be used to pay delinquent amounts before disconnection can occur and customers will have four months to pay back their deposit and any remaining delinquent amounts. In accordance with the emergency rules, APS began putting delinquent customers on a mandatory four-month payment plan beginning on October 16, 2019. The emergency rule changes will be effective for 180 days and may be renewed for one additional 180-day period.

In addition, in June 2019, the ACC began a formal regular rulemaking process to allow stakeholder input and time for consideration of permanent rule changes. The ACC further ordered that each regulated electric utility serving retail customers in Arizona update its service conditions by incorporating the emergency rule amendments, restore power to any customers who were disconnected during the month of June 2019 and credit any fees that were charged for a reconnection. The ACC Staff issued draft amendments to the customer service disconnections rules. Stakeholders submitted initial comments to the draft amendments on September 23, 2019. ACC stakeholder meetings were held in September 2019, October 2019 and January 2020 regarding the customer service disconnections rules.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Although the emergency rules expired in December 2019, the Summer Disconnection Moratorium will remain in effect through utility tariffs for 2020 and beyond until the ACC adopts permanent rules or determines otherwise.

Due to the COVID-19 pandemic, APS has voluntarily suspended disconnections of customers for nonpayment beginning March 13, 2020. APS currently estimates that the Summer Disconnection Moratorium, the suspension of disconnections during the COVID-19 pandemic and the increased bad debt expense associated with both events will result in a negative impact to its 2020 operating results of approximately $20 to $30 million pre-tax above the impact of disconnections on its operating results for years that did not have the Summer Disconnection Moratorium or COVID-19 pandemic. These estimated impact amounts depend on certain assumptions, including customer behaviors, the impacts of COVID-19 on the economy not extending into 2021 and the results of final rulemaking related to the Summer Disconnection Moratorium. See "COVID-19 Pandemic" above for more information.

Retail Electric Competition Rules
On November 17, 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. An ACC special open meeting workshop was held on December 3, 2018. No substantive action was taken, but interested parties were asked to submit written comments and respond to a list of questions from ACC Staff. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. Interested parties filed comments to the ACC Staff report and a stakeholder meeting and workshop to discuss the retail electric competition rules was held on July 30, 2019. ACC Commissioners submitted additional questions regarding this matter. On February 10, 2020, two ACC Commissioners filed two sets of draft proposed retail electric competition rules. On February 12, 2020, ACC staff issued its second report regarding possible modifications to the ACC’s retail electric competition rules. The ACC held a workshop on February 25-26, 2020 for further consideration and discussion of the retail electric competition rules. APS cannot predict whether these efforts will result in any changes and, if changes to the rules results, what impact these rules would have on APS.

Rate Plan Comparison Tool

On November 14, 2019, APS learned that its rate plan comparison tool was not functioning as intended due to an integration error between the tool and the Company’s meter data management system. APS immediately removed the tool from its website and notified the ACC. The purpose of the tool was to provide customers with a rate plan recommendation based upon historical usage data. Upon investigation, APS determined that the error may have affected rate plan recommendations to customers between February 4, 2019 and November 14, 2019. APS is providing refunds to approximately 13,000 potentially impacted customers equal to the difference between what they paid for electricity and the amount they would have paid had they selected their most economical rate, as applicable, and a $25 payment for any inconvenience that the customer may have experienced. The refunds and payment for inconvenience being provided is not expected to have a material impact on APS's financial statements. APS developed a new tool for comparing customers’ rate plan options.  APS had an independent third party verify that the new rate comparison tool works correctly.  In February 2020, APS launched the new online rate comparison tool, which is now available for its customers. The ACC is currently investigating this matter and has hired an outside consultant to evaluate the extent of the error and the overall effectiveness of the tool. APS received a civil investigative demand from the Office of the Arizona Attorney General, Civil Litigation Division, Consumer Protection & Advocacy Section that seeks information pertaining to the rate plan comparison tool offered to APS customers. APS is fully cooperating with the Attorney General’s Office in this matter. APS cannot predict the outcome of these matters.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Four Corners SCR Cost Recovery

On December 29, 2017, in accordance with the 2017 Rate Case Decision, APS filed a Notice of Intent to file its SCR Adjustment to permit recovery of costs associated with the installation of SCR equipment at Four Corners Units 4 and 5.  APS filed the SCR Adjustment request in April 2018.  Consistent with the 2017 Rate Case Decision, the request was narrow in scope and addressed only costs associated with this specific environmental compliance equipment.  The SCR Adjustment request provided that there would be a $67.5 million annual revenue impact that would be applied as a percentage of base rates for all applicable customers.  Also, as provided for in the 2017 Rate Case Decision, APS requested that the adjustment become effective no later than January 1, 2019.  The hearing for this matter occurred in September 2018.  At the hearing, APS accepted ACC Staff's recommendation of a lower annual revenue impact of approximately $58.5 million. The Administrative Law Judge issued a Recommended Opinion and Order finding that the costs for the SCR project were prudently incurred and recommending authorization of the $58.5 million annual revenue requirement related to the installation and operation of the SCRs. Exceptions to the Recommended Opinion and Order were filed by the parties and intervenors on December 7, 2018.  The ACC has not issued a decision on this matter. APS included the costs for the SCR project in the retail rate base in its 2019 retail rate case filing with the ACC. On March 18, 2020, the ACC agreed to take administrative notice to include in the pending rate case portions of the record in this prior proceeding that are relevant to the SCRs. APS cannot predict the outcome or timing of the decision on this matter. APS may be required to record a charge to its results of operations if the ACC issues an unfavorable decision (see SCR deferral in the Regulatory Assets and Liabilities table below).

Cholla

On September 11, 2014, APS announced that it would close Unit 2 of the Cholla Power Plant ("Cholla") and cease burning coal at the other APS-owned units (Units 1 and 3) at the plant by the mid-2020s, if the United States Environmental Protection Agency ("EPA") approved a compromise proposal offered by APS to meet required environmental and emissions standards and rules. On April 14, 2015, the ACC approved APS's plan to retire Unit 2, without expressing any view on the future recoverability of APS's remaining investment in the unit. APS closed Unit 2 on October 1, 2015. In early 2017, EPA approved a final rule incorporating APS's compromise proposal, which took effect on April 26, 2017. In December 2019, PacifiCorp notified APS that it plans to retire Cholla Unit 4 by the end of 2020.

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs ($69 million as of March 31, 2020), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. The 2017 Settlement Agreement also shortened the depreciation lives of Cholla Units 1 and 3 to 2025.
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

APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book value of its remaining investment in the plant ($79 million as of March 31, 2020) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and may be material. APS believes it will be allowed recovery of the net book value, in addition to a return on its investment. In accordance with GAAP, in the second quarter of 2017, APS's remaining net book value of its interest in the Navajo Plant was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of this interest, all or a portion of the regulatory asset will be written off and APS's net income, cash flows, and financial position will be negatively impacted.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	March 31, 2020		December 31, 2019
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$652,691	$—	$660,223
Retired power plant costs	2033	28,182	135,349	28,182	142,503
Income taxes — allowance for funds used during construction ("AFUDC") equity	2050	6,815	155,369	6,800	154,974
Deferred fuel and purchased power — mark-to-market (Note 7)	2024	51,954	32,576	36,887	33,185
Deferred fuel and purchased power (b) (c)	2021	77,730	—	70,137	—
Deferred property taxes	2027	8,569	56,053	8,569	58,196
SCR deferral	N/A	—	58,258	—	52,644
Ocotillo deferral	N/A	—	51,767	—	38,144
Four Corners cost deferral	2024	8,077	30,133	8,077	32,152
Deferred compensation	2036	—	37,550	—	36,464
Lost fixed cost recovery (b)	2021	28,885	—	26,067	—
Income taxes — investment tax credit basis adjustment	2048	1,098	24,920	1,098	24,981
Palo Verde VIEs (Note 6)	2046	—	20,790	—	20,635
Coal reclamation	2026	1,068	17,800	1,546	17,688
Loss on reacquired debt	2038	1,637	11,636	1,637	12,031
Mead-Phoenix transmission line contributions in aid of construction ("CIAC")	2050	332	9,629	332	9,712
TCA balancing account (b)	2021	6,048	1,027	6,324	2,885
Tax expense of Medicare subsidy	2024	1,238	4,881	1,235	4,940
AG-1 deferral	2022	2,787	2,019	2,787	2,716
Tax expense adjuster mechanism (b)	2020	942	—	1,612	—
Other	Various	109	—	1,917	—
Total regulatory assets (d)		$225,471	$1,302,448	$203,207	$1,304,073

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	March 31, 2020		December 31, 2019
		Current	Non-Current	Current	Non-Current
Excess deferred income taxes - ACC - Tax Cuts and Jobs Act (a)	2046	$113,142	$976,018	$59,918	$1,054,053
Excess deferred income taxes - FERC - Tax Cuts and Jobs Act (a)	2058	6,315	237,508	6,302	237,357
Asset retirement obligations	2057	—	311,517	—	418,423
Removal costs	(c)	44,586	135,450	47,356	136,072
Other postretirement benefits	(d)	37,575	130,270	37,575	139,634
Spent nuclear fuel	2027	6,638	49,234	6,676	51,019
Income taxes — change in rates	2050	2,802	51,152	2,797	68,265
Four Corners coal reclamation	2038	5,461	48,405	1,059	51,704
Income taxes — deferred investment tax credit	2048	2,202	49,910	2,202	50,034
Renewable energy standard (b)	2021	45,872	115	39,287	10,300
Demand side management (b)	2021	1,702	43,423	15,024	24,146
Sundance maintenance	2031	184	13,515	5,698	11,319
Active union medical trust	N/A	—	7,986	—	2,041
Property tax deferral	N/A	—	7,968	—	7,046
Tax expense adjustor mechanism (b)	2020	6,615	—	7,018	—
Deferred gains on utility property	2022	2,423	3,577	2,423	4,163
FERC transmission true up	2022	3,304	1,621	1,045	2,004
Other	Various	284	132	532	255
Total regulatory liabilities		$279,105	$2,067,801	$234,912	$2,267,835

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Service cost — benefits earned during the period	$14,257	$12,543	$5,717	$4,714
Non-service costs (credits):
Interest cost on benefit obligation	29,761	34,352	6,512	7,526
Expected return on plan assets	(46,806)	(42,893)	(10,019)	(9,603)
Amortization of:
Prior service credit	—	—	(9,394)	(9,455)
Net actuarial loss	9,011	11,239	—	—
Net periodic benefit cost (credit)	$6,223	$15,241	$(7,184)	$(6,818)
Portion of cost (credit) charged to expense	$1,342	$8,244	$(5,456)	$(4,817)

Contributions

We have not made voluntary contributions to our pension plan year-to-date in 2020. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to $100 million per year during the 2020-2022 period. We do not expect to make any contributions over the next three years to our other postretirement benefit plans.

6.	Palo Verde Sale Leaseback Variable Interest Entities

In 1986, APS entered into agreements with three separate VIE lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities. APS will retain the assets through 2023 under one lease and 2033 under the other two leases. APS will be required to make payments relating to these leases of approximately $23 million annually for the period 2020 through 2023, and $16 million annually for the period 2024 through 2033. At the end of the lease period, APS will have the option to purchase the leased assets at their fair market value, extend the leases for up to two years, or return the assets to the lessors.

The leases' terms give APS the ability to utilize the assets for a significant portion of the assets’ economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance.  Predominantly due to the lease terms, APS has been deemed the primary beneficiary of these VIEs and therefore consolidates the VIEs.

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three months ended March 31, 2020 and 2019 of $5 million for each period, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 include the following amounts relating to the VIEs (dollars in thousands):

	March 31, 2020	December 31, 2019
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$100,938	$101,906
Equity — Noncontrolling interests	127,414	122,540

Assets of the VIEs are restricted and may only be used for payment to the noncontrolling interest holders. These assets are reported on our condensed consolidated financial statements.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the Nuclear Regulatory Commission ("NRC") issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event were to occur during the lease periods, APS may be required to pay the noncontrolling equity participants approximately $304 million beginning in 2020, and up to $456 million over the lease extension terms.

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

As of March 31, 2020 and December 31, 2019, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	March 31, 2020	December 31, 2019
Power	GWh	477	193
Gas	Billion cubic feet	263	257

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Financial Statement Location	Three Months Ended March 31,
Commodity Contracts		2020	2019
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	$(414)	$(436)

(a)	During the three months ended March 31, 2020 and 2019, we had no gains or losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)	Amounts are before the effect of PSA deferrals.

During the next twelve months, we estimate that a net loss of approximately $0.3 million before income taxes will be reclassified from accumulated OCI as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, most of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Financial Statement Location	Three Months Ended March 31,
Commodity Contracts		2020	2019
Net Gain (Loss) Recognized in Income	Fuel and purchased power (a)	$(30,078)	$8,170

(a)	Amounts are before the effect of PSA deferrals.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of March 31, 2020 and December 31, 2019.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

As of March 31, 2020: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheets
Current assets	$2,778	$(1,482)	$1,296	$812	$2,108
Investments and other assets	50	(50)	—	—	—
Total assets	2,828	(1,532)	1,296	812	2,108

Current liabilities	(55,081)	1,482	(53,599)	(1,185)	(54,784)
Deferred credits and other	(32,627)	50	(32,577)	—	(32,577)
Total liabilities	(87,708)	1,532	(86,176)	(1,185)	(87,361)
Total	$(84,880)	$—	$(84,880)	$(373)	$(85,253)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.

(c)
Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument. Includes cash collateral received from counterparties of $1,185 and cash margin provided to counterparties of $812.

As of December 31, 2019: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheets
Current assets	$584	$(474)	$110	$405	$515
Total assets	584	(474)	110	405	515

Current liabilities	(38,235)	474	(37,761)	(1,185)	(38,946)
Deferred credits and other	(33,186)	—	(33,186)	—	(33,186)
Total liabilities	(71,421)	474	(70,947)	(1,185)	(72,132)
Total	$(70,837)	$—	$(70,837)	$(780)	$(71,617)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of March 31, 2020 we have one counterparty for which our exposure represents approximately 22% of Pinnacle West's risk management assets. This exposure relates to a master agreement with a counterparty that has a very high credit rating. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties' debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at March 31, 2020 (dollars in thousands):

March 31, 2020
Aggregate fair value of derivative instruments in a net liability position	$86,955
Cash collateral posted	—
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	81,719

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $97 million if our debt credit ratings were to fall below investment grade.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments and Contingencies

Palo Verde Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the United States Department of Energy ("DOE") in the United States Court of Federal Claims ("Court of Federal Claims").  The lawsuit sought to recover damages incurred due to DOE’s breach of the Contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste ("Standard Contract") for failing to accept Palo Verde's spent nuclear fuel and high level waste from January 1, 2007 through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act.  On August 18, 2014, APS and DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment by DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. In addition, the settlement agreement, as amended, provides APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2019. The DOE is reviewing a possible 3 year extension of the settlement agreement. APS cannot predict the timing of the DOE's decision on the extension.

APS has submitted five claims pursuant to the terms of the August 18, 2014 settlement agreement, for five separate time periods during July 1, 2011 through June 30, 2018. The DOE has approved and paid $84.3 million for these claims (APS’s share is $24.5 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers (see Note 4). On October 31, 2019, APS filed its next claim pursuant to the terms of the August 18, 2014 settlement agreement in the amount of $16 million (APS’s share is $4.7 million). On February 11, 2020, the DOE approved a payment of $15.4 million (APS's share is $4.5 million) and on April 20, 2020, APS received this payment.

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act ("Price-Anderson Act"), which limits the liability of nuclear reactor owners to the amount of insurance available from both commercial sources and an industry-wide retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident of up to approximately $13.8 billion per occurrence. Palo Verde maintains the maximum available nuclear liability insurance in the amount of $450 million, which is provided by American Nuclear Insurers ("ANI").  The remaining balance of approximately $13.3 billion of liability coverage is provided through a mandatory industry-wide retrospective premium program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be responsible for retrospective premiums.  The maximum retrospective premium per reactor under the program for each nuclear liability incident is approximately $137.6 million, subject to a maximum annual premium of approximately $20.5 million per incident.  Based on APS’s ownership interest in the three Palo Verde units, APS’s maximum retrospective premium per incident for all three units is approximately $120.1 million, with a maximum annual retrospective premium of approximately $17.9 million.

The Palo Verde participants maintain insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion.  APS has also secured accidental outage insurance for a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and accidental outage insurance are provided by Nuclear Electric Insurance

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contractual Obligations

As of March 31, 2020, there have been no material changes outside the normal course of business in contractual obligations from the information provided in our 2019 Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations.

Superfund-Related Matters

The Comprehensive Environmental Response Compensation and Liability Act ("Superfund" or "CERCLA") establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who released, generated, transported to or disposed of hazardous substances at a contaminated site are among the parties who are potentially responsible ("PRPs").  PRPs may be strictly, and often are jointly and severally, liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 ("OU3") in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study ("RI/FS").  Based upon discussions between the OU3 working group parties and EPA, along with the results of recent technical analyses prepared by the OU3 working group to supplement the RI/FS for OU3, APS anticipates finalizing the RI/FS in the fall of 2020. We estimate that our costs related to this investigation and study will be approximately $3 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Regional Haze Rules.  APS has received the final rulemaking imposing new pollution control requirements on Four Corners. EPA required the plant to install pollution control equipment that constitutes best available retrofit technology ("BART") to lessen the impacts of emissions on visibility surrounding the plant. In addition, EPA issued a final rule for Regional Haze compliance at Cholla that does not involve the installation of new pollution controls and that will replace an earlier BART determination for this facility. See below for details of the Cholla BART approval.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Since these regulations were finalized, EPA has taken steps to substantially modify the federal rules governing CCR disposal. While certain changes have been prompted by utility industry petitions, others have resulted from judicial review, court-approved settlements with environmental groups, and statutory changes to RCRA. The following lists the pending regulatory changes that, if finalized, could have a material impact as to how APS manages CCR at its coal-fired power plants:

•
Following the passage of the Water Infrastructure Improvements for the Nation Act in 2016, EPA possesses authority to either authorize states to develop their own permit programs for CCR management or issue federal permits governing CCR disposal both in states without their own permit programs and on tribal lands. Although ADEQ has taken steps to develop a CCR permitting program, it is not clear when that program will be put into effect. On December 19, 2019, EPA proposed its own set of regulations governing the issuance of CCR management permits.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We cannot at this time predict the outcome of these regulatory proceedings or when the EPA will take final action. Depending on the eventual outcome, the costs associated with APS’s management of CCR could materially increase, which could affect APS’s financial position, results of operations, or cash flows.

APS currently disposes of CCR in ash ponds and dry storage areas at Cholla and Four Corners. APS estimates that its share of incremental costs to comply with the CCR rule for Four Corners is approximately $22 million and its share of incremental costs to comply with the CCR rule for Cholla is approximately $15 million. The Navajo Plant disposed of CCR only in a dry landfill storage area. To comply with the CCR rule for the Navajo Plant, APS's share of incremental costs was approximately $1 million, which has been incurred. Additionally, the CCR rule requires ongoing, phased groundwater monitoring.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. On September 11, 2017, the Arizona District Court issued an order granting NTEC's motion, dismissing the litigation with prejudice, and terminating the proceedings. On November 9, 2017, the environmental group plaintiffs appealed the district court order dismissing their lawsuit. On July 29, 2019, the Ninth Circuit Court of Appeals affirmed the September 2017 dismissal of the lawsuit, after which the environmental group plaintiffs petitioned the Ninth Circuit for rehearing on September 12, 2019. The Ninth Circuit denied this petition for rehearing on December 11, 2019. On March 24 , 2020, the environmental group plaintiffs filed a Petition for a Writ of Certiorari with the U.S. Supreme Court seeking review of the Ninth Circuit decision. We cannot at this time predict the outcome of this request for further review.

Four Corners National Pollutant Discharge Elimination System ("NPDES") Permit

On July 16, 2018, several environmental groups filed a petition for review before the EPA Environmental Appeals Board ("EAB") concerning the NPDES wastewater discharge permit for Four Corners, which was reissued on June 12, 2018.  The environmental groups allege that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning EPA’s 2015 revised effluent limitation guidelines for steam-electric EGUs, 2014 existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities.  To address certain of these issues through a reconsidered permit, EPA took action on December 19, 2018 to withdraw the NPDES permit reissued in June 2018. Withdrawal of the permit moots the EAB appeal, and EPA filed a motion to dismiss on that basis. The EAB thereafter dismissed the environmental group appeal on February 12, 2019. EPA then issued a revised final NPDES permit for Four Corners on September 30, 2019. This permit is now subject to a petition for review before the EAB, based upon a November 1, 2019 filing by several environmental groups.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We cannot predict the outcome of this review and whether the review will have a material impact on our financial position, results of operations or cash flows.

Four Corners - 4CA Matter

On July 6, 2016, 4CA purchased El Paso’s 7% interest in Four Corners. NTEC had the option to purchase the 7% interest and ultimately purchased the interest on July 3, 2018. NTEC purchased the 7% interest at 4CA’s book value, approximately $70 million, and is paying 4CA the purchase price over a period of four years pursuant to a secured interest-bearing promissory note. The note is secured by a portion of APS’s payments to be owed to NTEC under the 2016 Coal Supply Agreement. As of March 31, 2020, the note has a remaining balance of $40 million. NTEC continues to make payments in accordance with the terms of the note. Due to its short-remaining term, among other factors, there are no expected credit losses associated with the note.
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
Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of March 31, 2020, standby letters of credit totaled $1.7 million and will expire in 2020. As of March 31, 2020, surety bonds expiring through 2020 totaled $14 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at March 31, 2020. In connection with the sale of 4CA's 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Corners. (See "Four Corners - 4CA Matter" above for information related to this guarantee.) Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.
In connection with BCE’s acquisition of minority ownership positions in the Clear Creek and Nobles 2 wind farms, Pinnacle West has issued parental guarantees to guarantee the obligations of BCE subsidiaries to make required equity contributions to fund project construction (the “Equity Contribution Guarantees”) and to make production tax credit funding payments to borrowers of the projects (the “PTC Guarantees”).  The amounts guaranteed by Pinnacle West reduce as payments are made under the respective guaranteed agreements.  The Equity Contribution Guarantees are currently anticipated to be terminated upon completion of construction of the respective projects, which is anticipated to occur prior to December 31, 2020, and the PTC Guarantees (approximately $40 million as of March 31, 2020) are currently expected to be terminated ten years following the commercial operation date of the applicable project.

9.	Other Income and Other Expense

The following table provides detail of Pinnacle West's Consolidated other income and other expense for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Other income:
Interest income	$3,277	$2,302
Debt return on Four Corners SCR deferrals (Note 4)	3,140	4,844
Debt return on Ocotillo modernization project (Note 4)	6,144	—
Miscellaneous	8	23
Total other income	$12,569	$7,169
Other expense:
Non-operating costs	$(2,658)	$(2,704)
Investment gains — net	60	(238)
Miscellaneous	(2,186)	(1,416)
Total other expense	$(4,784)	$(4,358)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides detail of APS’s other income and other expense for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Other income:
Interest income	$2,341	$1,550
Debt return on Four Corners SCR deferrals (Note 4)	3,140	4,844
Debt return on Ocotillo modernization project (Note 4)	6,144	—
Miscellaneous	8	22
Total other income	$11,633	$6,416
Other expense:
Non-operating costs	$(2,482)	$(2,467)
Miscellaneous	(2,186)	(1,411)
Total other expense	$(4,668)	$(3,878)

10.	Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income attributable to common shareholders	$29,993	$17,918
Weighted average common shares outstanding — basic	112,594	112,337
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	268	398
Weighted average common shares outstanding — diluted	112,862	112,735
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$0.27	$0.16
Net income attributable to common shareholders — diluted	$0.27	$0.16

11.	Fair Value Measurements

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Level 3 — Valuation models with significant unobservable inputs that are supported by little or no market activity.  Instruments in this category may include long-dated derivative transactions where valuations are unobservable due to the length of the transaction, options, and transactions in locations where observable market data does not exist.  The valuation models we employ utilize spot prices, forward prices, historical market data and other factors to forecast future prices.

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

Recurring Fair Value Measurements

We apply recurring fair value measurements to cash equivalents, derivative instruments, and investments held in the nuclear decommissioning trust and other special use funds. On an annual basis we apply fair value measurements to plan assets held in our retirement and other benefit plans.  See Note 8 in the 2019 Form 10-K for fair value discussion of plan assets held in our retirement and other benefit plans.

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

Investments Held in Nuclear Decommissioning Trust and Other Special Use Funds

The nuclear decommissioning trust and other special use funds invest in fixed income and equity securities. Other special use funds include the coal reclamation escrow account and the active union employee medical account. See Note 12 for additional discussion about our investment accounts.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at March 31, 2020 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
Assets
Cash equivalents	$26,130	$—	$—	$—		$26,130
Risk management activities — derivative instruments:
Commodity contracts	—	2,325	502	(719)	(a)	2,108
Nuclear decommissioning trust:
Equity securities	11,452	—	—	2,090	(b)	13,542
U.S. commingled equity funds	—	—	—	416,463	(c)	416,463
U.S. Treasury debt	152,951	—	—	—		152,951
Corporate debt	—	112,667	—	—		112,667
Mortgage-backed securities	—	115,790	—	—		115,790
Municipal bonds	—	98,605	—	—		98,605
Other fixed income	—	10,408	—	—		10,408
Subtotal nuclear decommissioning trust	164,403	337,470	—	418,553		920,426

Other special use funds:
Equity securities	6,752	—	—	1,331	(b)	8,083
U.S. Treasury debt	238,637	—	—	—		238,637
Municipal bonds	—	6,003	—	—		6,003
Subtotal other special use funds	245,389	6,003	—	1,331		252,723

Total assets	$435,922	$345,798	$502	$419,165		$1,201,387
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(79,583)	$(8,124)	$346	(a)	$(87,361)

(a)	Represents counterparty netting, margin, and collateral. See Note 7.

(b)	Represents net pending securities sales and purchases.

(c)	Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

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

Fair Value Measurements Classified as Level 3

The significant unobservable inputs used in the fair value measurement of our energy derivative contracts include broker quotes that cannot be validated as an observable input primarily due to the long-term nature of the quote or other characteristics of the product.  Significant changes in these inputs in isolation would result in significantly higher or lower fair value measurements.  Changes in our derivative contract fair values, including changes relating to unobservable inputs, typically will not impact net income due to regulatory accounting treatment (see Note 4).

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

Financial Instruments Not Carried at Fair Value

The carrying value of our short-term borrowings approximate fair value and are classified within Level 2 of the fair value hierarchy. See Note 3 for our long-term debt fair values. The NTEC note receivable related to the sale of 4CA’s interest in Four Corners bears interest at 3.9% per annum and has a book value of $40 million as of March 31, 2020 and $44 million as of December 31, 2019, as presented on the Condensed Consolidated Balance Sheets.  The carrying amount is not materially different from the fair value of the note receivable and is classified within Level 3 of the fair value hierarchy.  See Note 8 for more information on 4CA matters.

12.	Investments in Nuclear Decommissioning Trust and Other Special Use Funds

We have investments in debt and equity securities held in Nuclear Decommissioning Trusts, Coal Mine Reclamation Escrow Account, and an Active Union Employee Medical Account. Investments in debt securities are classified as available-for-sale securities. We record both debt and equity security investments at their fair value on our Condensed Consolidated Balance Sheets. See Note 11 for a discussion of how fair value is determined and the classification of the investments within the fair value hierarchy. The investments in each trust or account are restricted for use and are intended to fund specified costs and activities as further described for each fund below.

Nuclear Decommissioning Trusts - To fund the future costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities. Earnings and proceeds from sales and maturities of securities are reinvested in the trusts. Because of the ability of APS to recover decommissioning costs in rates, and in accordance with the regulatory treatment, APS has deferred realized and unrealized gains and losses (including credit losses) in other regulatory liabilities.

Coal Mine Reclamation Escrow Account - APS has investments restricted for the future coal mine reclamation funding related to Four Corners. This escrow account is primarily invested in fixed income securities. Earnings and proceeds from sales of securities are reinvested in the escrow account. Because of the ability of APS to recover coal mine reclamation costs in rates, and in accordance with the regulatory treatment, APS has deferred realized and unrealized gains and losses (including credit losses) in other regulatory liabilities. Activities relating to APS coal mine reclamation escrow account investments are included within the other special use funds in the table below.

Active Union Employee Medical Account - APS has investments restricted for paying active union employee medical costs. These investments may be used to pay active union employee medical costs incurred in the current and future periods. The account is invested primarily in fixed income securities. In accordance with the ratemaking treatment, APS has deferred the unrealized gains and losses (including credit losses) in other regulatory liabilities. Activities relating to active union employee medical account investments are included within the other special use funds in the table below.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS's Nuclear Decommissioning Trusts and other special use fund assets at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$427,915	$6,752	$434,667		$234,695	$(1,201)
Available for sale-fixed income securities	490,421	244,640	735,061	(a)	41,455	(3,527)
Other	2,090	1,331	3,421	(b)	—	—
Total	$920,426	$252,723	$1,173,149		$276,150	$(4,728)

(a)	As of March 31, 2020, the amortized cost basis of these available-for-sale investments is $697 million.

(b)	Represents net pending securities sales and purchases.

	December 31, 2019
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$529,716	$7,142	$536,858		$337,681	$—
Available for sale-fixed income securities	478,658	237,479	716,137	(a)	25,795	(669)
Other	2,401	474	2,875	(b)	—	—
Total	$1,010,775	$245,095	$1,255,870		$363,476	$(669)

(a)	As of December 31, 2019, the amortized cost basis of these available-for-sale investments is $691 million.

(b)	Represents net pending securities sales and purchases.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth APS's realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2020
Realized gains	$3,313	$—	$3,313
Realized losses	(2,227)	—	(2,227)
Proceeds from the sale of securities (a)	178,196	16,891	195,087
2019
Realized gains	$1,103	$—	$1,103
Realized losses	(1,405)	—	(1,405)
Proceeds from the sale of securities (a)	122,593	56,455	179,048

(a)
Proceeds are reinvested in the Nuclear Decommissioning Trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

The fair value of APS's fixed income securities, summarized by contractual maturities, at March 31, 2020, is as follows (dollars in thousands):

	Nuclear Decommissioning Trust	Coal Mine Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$11,911	$37,498	$40,872	$90,281
1 year – 5 years	137,509	18,487	143,565	299,561
5 years – 10 years	112,834	—	—	112,834
Greater than 10 years	228,167	4,218	—	232,385
Total	$490,421	$60,203	$184,437	$735,061

13.    New Accounting Standards

ASU 2016-13, Financial Instruments: Measurement of Credit Losses

In June 2016, a new accounting standard was issued that amends the measurement of credit losses on certain financial instruments. The new standard requires entities to use a current expected credit loss model to measure impairment of certain investments in debt securities, trade accounts receivables, and other financial instruments. Since the issuance of the new standard, various guidance has been issued that amends the new standard, including clarifications of certain aspects of the standard and targeted transition relief, among other changes. The new standard and related amendments were effective for us on January 1, 2020, and must be adopted using a modified retrospective approach for certain aspects of the standard, and a prospective approach for other aspects of the standard. We adopted the standard on January 1, 2020 using primarily the modified retrospective approach. While the adoption of this guidance changed our process and methodology for

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

determining credit losses and resulted in additional disclosures, these changes did not have a material impact on our financial statements. See Note 2 for related disclosures.

14.     Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Balance December 31, 2019	$(56,522)		$(574)		$(57,096)
OCI (loss) before reclassifications	—		292		292
Amounts reclassified from accumulated other comprehensive loss	1,205	(a)	20	(b)	1,225
Balance March 31, 2020	$(55,317)		$(262)		$(55,579)

Balance December 31, 2018	$(45,997)		$(1,711)		$(47,708)
Amounts reclassified from accumulated other comprehensive loss	879	(a)	328	(b)	1,207
Balance March 31, 2019	$(45,118)		$(1,383)		$(46,501)

(a)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 5.

(b)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in APS's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Balance December 31, 2019	$(34,948)		$(574)		$(35,522)
OCI (loss) before reclassifications	—		292		292
Amounts reclassified from accumulated other comprehensive loss	1,013	(a)	20	(b)	1,033
Balance March 31, 2020	$(33,935)		$(262)		$(34,197)

Balance December 31, 2018	$(25,396)		$(1,711)		$(27,107)
Amounts reclassified from accumulated other comprehensive loss	752	(a)	328	(b)	1,080
Balance March 31, 2019	$(24,644)		$(1,383)		$(26,027)

(a)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 5.

(b)	These amounts represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

15.	Income Taxes

The Tax Act reduced the corporate tax rate to 21% effective January 1, 2018. As a result of this rate reduction, the Company recognized a $1.14 billion reduction in its net deferred income tax liabilities as of December 31, 2017. In accordance with accounting for regulated companies, the effect of this rate reduction was substantially offset by a net regulatory liability.

Federal income tax laws require the amortization of a majority of the balance over the remaining regulatory life of the related property. As a result of the modifications made to the annual transmission formula rate during the second quarter of 2018, the Company began amortization of FERC jurisdictional net excess deferred tax liabilities in 2018. On March 13, 2019, the ACC approved the Company's proposal to amortize non-depreciation related net excess deferred tax liabilities subject to its jurisdiction over a twelve-month period. As a result, the Company began amortization in March 2019. For the quarter ended March 31, 2020, the Company recorded $14 million of income tax benefit related to the amortization of these non-depreciation related net excess deferred tax liabilities. On October 29, 2019, the ACC approved the Company’s proposal to amortize depreciation related net excess deferred tax liabilities subject to its jurisdiction over a 28.5-year period with amortization to retroactively begin as of January 1, 2018. For the quarter ended March 31, 2020, the Company recorded $6 million of income tax benefit related to amortization of these depreciation related liabilities. See Note 4 for more details.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

16.	Asset Retirement Obligations

In the first quarter of 2020, APS recognized an asset retirement obligation ("ARO") for its share of corrective action and water monitoring costs at Four Corners and the Navajo Plant (see additional details in Notes 4 and 8), which resulted in a decrease to the ARO of $11 million for Four Corners and an increase to the ARO of $5 million for the Navajo Plant.

The following schedule shows the change in our asset retirement obligations for the three months ended March 31, 2020 (dollars in thousands):

2020
Asset retirement obligations at January 1, 2020	$657,218
Changes attributable to:
Accretion expense	10,219
Settlements	(2,295)
Estimated cash flow revisions	(5,821)
Asset retirement obligations at March 31, 2020	$659,321

In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal.  See detail of regulatory liabilities in Note 4.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Combined Notes that appear in Item 1 of this report.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see "Forward-Looking Statements" at the front of this report and "Risk Factors" in Part 1, Item 1A of the 2019 Form 10-K and Part II, Item 1A of this report.

OVERVIEW

Business Overview

Pinnacle West is an investor-owned electric utility holding company based in Phoenix, Arizona with consolidated assets of about $19 billion. For over 130 years, Pinnacle West and our affiliates have provided energy and energy-related products to people and businesses throughout Arizona.

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

COVID-19 Pandemic

The current COVID-19 pandemic has led to economic disruption and volatility in financial markets worldwide. The Company is operating under long-standing crisis and business continuity plans that exist to address situations including pandemics like COVID-19. We are focused on ensuring the health and safety of our employees, contractors and the general public by helping limit spread of this virus and ensuring continued, safe and reliable electric service for APS customers.

We have identified business-critical positions in both our operations and support organizations and identified backup personnel who are intended to provide support if needed to maintain operations with a reduced workforce. Essential planned work and capital investments are continuing during the pandemic but certain non-essential planned work has been postponed to later in 2020. The Company conducted a contract review to confirm adequacy of needed summer resources and has measures in place to continue to monitor resource needs and supply chain adequacy. At this time, the Company does not believe it has any material supply chain risks due to COVID-19 that would impact its ability to serve customers’ needs. Although it is still too early to predict, if the impacts of COVID-19 we experienced from March 13th through April 30th continue through the end of the second quarter, we would anticipate a net 7% decrease in weather normalized retail electricity sales compared to the second quarter 2019.

As a result of the COVID-19 pandemic, in mid-March 2020 the commercial paper markets failed to function normally and we were unable to utilize commercial paper as our primary method of acquiring short-term capital, which resulted in us drawing on our revolving credit facilities during the first quarter of 2020.  In mid-April 2020, we were again able to utilize the commercial paper market and we have used the commercial paper proceeds to pay down the revolving credit facilities by approximately $220 million through May 1, 2020.  We do not believe this will have a material impact on our financial position, results of operations or cash flows.

Due to the COVID-19 pandemic, APS has voluntarily suspended disconnections of customers for nonpayment beginning March 13, 2020.  In addition, APS has waived all late payment fees during this current moratorium.  APS currently estimates that the Summer Disconnection Moratorium (see Note 4 for discussion of the Summer Disconnection Moratorium), the suspension of disconnections during the COVID-19 pandemic and the increased bad debt expense associated with both events will result in a negative impact to its 2020 operating results of approximately $20 to $30 million pre-tax above the impact of disconnections on its operating results for years that did not have the Summer Disconnection Moratorium or COVID-19 pandemic. APS is anticipating an increase in bad debt expense associated with the COVID-19 pandemic, but it still believes that costs associated with the Summer Disconnection Moratorium and the COVID-19 disconnection suspensions and related bad debt expense with both events will fall within this estimated $20 to $30 million range. These estimated impact amounts depend on certain assumptions, including customer behaviors and the impacts of COVID-19 on the economy not extending into 2021. APS also established a customer support fund of $1.5 million to assist customers with a one-time credit of up to $100 on their bill with a priority given to customers on limited-income service plans and also is providing $1.25 million to assist local non-profits and community organizations working to mitigate the virus' impact. Additionally, due to COVID-19, APS delayed the reset of the EIS adjustor and suspended the discontinuation of TEAM Phase II to the first billing cycle in May 2020 rather than April 2020 (see Note 4 for discussion of EIS and TEAM Phase II).

On April 17, 2020, APS filed an application with the ACC requesting a COVID-19 emergency relief package to provide additional assistance to its customers. On May 5, 2020, the ACC approved APS returning $36 million that has been collected through the DSM Adjustor Clause, but not allocated for current DSM programs, directly to customers through a bill credit in June 2020 (see Note 4 for discussion of the DSM Adjustor Clause). Also, on May 5, 2020, APS voluntarily committed to the ACC to contribute $5.3 million of non-ratepayer funds to provide assistance to residential and business customers that have been impacted by the COVID-19 pandemic.

More detailed discussion of the recent impacts and future uncertainties related to the COVID‑19 pandemic can be found throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Combined Notes to Pinnacle West's and APS's financial statements that appear in Item 1of this report and "Risk Factors" in Part II, Item 1A of this report.

Strategic Overview

Our strategy is to deliver shareholder value by creating a sustainable energy future for Arizona with a clean, affordable, reliable and customer-focused plan.

Clean Energy Commitment

We are committed to doing our part to make the future clean and carbon-free. Our vision for APS and Arizona presents an opportunity to engage with customers, communities, employees, policymakers, shareholders and others to achieve a shared, sustainable vision for Arizona. This goal is based on sound science and supports continued growth and economic development while maintaining reliability and affordable prices for APS's customers.

APS's new clean energy goals consist of three parts:
•A 2050 goal to provide 100% clean, carbon-free electricity;

•	A 2030 target of achieving a resource mix that is 65% clean energy, with 45% of the generation portfolio coming from renewable energy; and
•A commitment to end APS’s use of coal-fired generation by 2031.

APS's ability to successfully execute its clean energy commitment is dependent upon a number of important external factors, some of which include a supportive regulatory environment, sales and customer growth, development of clean energy technologies and continued access to capital markets.

2050 Goal: 100% Clean, Carbon-Free Electricity. Achieving a fully clean, carbon-free energy mix by 2050 is our aspiration. The 2050 goal will involve new thinking and depends on improved and new technologies.

2030 Goal: 65% Clean Energy. APS has an energy mix that is already 50% clean with existing plans to add more renewables and energy storage before 2025. By building on those plans, APS intends to attain an energy mix that is 65% clean by 2030, with 45% of APS's generation portfolio coming from renewable energy. This target will serve as a checkpoint for our resource planning, investment strategy, and customer affordability efforts as APS moves toward 100% clean, carbon-free energy mix by 2050.

2031 Goal: End APS's Use of Coal-Fired Generation. The commitment to end APS's use of coal-fired generation by 2031 will require APS to cease use of coal-generation at Four Corners. APS has permanently retired more than 1,000 MW of coal-fired electric generating capacity. These closures and other measures taken by APS have resulted in a total reduction of carbon emissions of 26% since 2005. In addition, APS has committed to end the use of coal at its remaining Cholla units by 2025.

Renewables. APS intends to strengthen its already diverse energy mix by increasing its investments in carbon-free resources. Its near-term actions include competitive solicitations to procure clean energy resources such as solar, wind, energy storage, demand response and DSM resources, including energy efficiency resources that enable renewable additions and lead to a cleaner grid.

APS has a diverse portfolio of existing and planned renewable resources, including solar, wind, geothermal, biomass and biogas. APS's clean energy strategy includes executing purchased power contracts for new facilities, ongoing development of distributed energy resources and procurement of new facilities to be owned by APS. The following table summarizes the resources in APS's renewable energy portfolio that are in operation and under development as of March 31, 2020. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	243	—
Purchased Power Agreements:
Solar	310	—
Solar + Energy Storage	—	50
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	3	—
Total Purchased Power Agreements	626	50
Total Distributed Energy: Solar (a)	995	37	(b)
Total Renewable Portfolio	1,864	87

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

Palo Verde. Palo Verde, the nation’s largest carbon-free, clean energy resource, will continue to be a foundational part of APS's resource portfolio. The plant supplies nearly 70% of our clean energy and provides the foundation for the reliable and affordable service for APS customers. Palo Verde is not just the cornerstone of our current clean energy mix, it also is a significant provider of clean energy to the southwest United States. The plant’s continued operation is important to a carbon-free and clean energy future for Arizona and the region, as a reliable, continuous, affordable resource and as a large contributor to the local economy.

Affordable

We believe it is APS's responsibility to deliver electric services to customers in the most cost-effective manner. Since January 2018, the average residential bill decreased by 7.8% or $11.68.

Building upon existing cost management efforts, APS launched a customer affordability initiative in 2019. The initiative was implemented company-wide to thoughtfully and deliberately assess our business processes and organizational approaches to completing high-value work and internal efficiencies. Through the initiative and existing cost management practices, APS identified $20 million in possible cost savings for 2020.

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

Planned investments will support operating and maintaining the grid, updating technology, accommodating customer growth and enabling more renewable energy resources. Our advanced distribution management system allows operators to locate outages, control line devices remotely and helps them coordinate more closely with field crews to safely maintain an increasingly dynamic grid. The system also integrates a new meter data management system that increases grid visibility and gives customers access to more of their energy usage data.

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

Hydrogen Production
Palo Verde, in partnership with Idaho National Laboratory and two other utilities, has been chosen by the DOE's Office of Nuclear Energy to participate in a hydrogen production project with the goal to improve the long-term economic competitiveness of the nuclear power industry. The project, planned for 2020 through 2022, will look at how hydrogen produced from Palo Verde energy may be used as energy storage for use in reverse-operable electrolysis or peaking gas turbines during times of the day when photovoltaic solar energy sources are unavailable and energy reserves in the southwest United States are low. It could also be used to support a rapidly increasing hydrogen transportation fuel market.

Experience from the pilot project will offer insights into methods for flexible transitions between electricity and hydrogen generation missions in solar-dominated electricity markets, and demonstrate how hydrogen may be used as energy storage to provide electricity during operating periods when solar is not available.

Carbon Capture

Carbon capture technologies can isolate CO2 and either sequester it permanently in geologic formations or convert it for use in products. Currently, almost all existing fossil fuel generators do not control carbon emissions the way they control emissions of other air pollutants such as sulfur dioxide or oxides of nitrogen. Carbon capture technologies are still in the demonstration phase and while they show promise, they are still being tested in real-world conditions. These technologies could offer the potential to keep in operation existing generators that otherwise would need to be retired. APS will continue to monitor this emerging technology.

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

APS requested that the increase become effective December 1, 2020.  The hearing for this rate case was delayed by 75 days, at the request of ACC Staff, and is currently scheduled to begin September 30, 2020. APS cannot predict the outcome of its request.

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

Other Subsidiaries

Bright Canyon Energy. On July 31, 2014, Pinnacle West announced its creation of a wholly-owned subsidiary, BCE.  BCE's strategy is to develop, own, operate and acquire energy infrastructure in a manner that leverages the Company’s core expertise in the electric energy industry.  In 2014, BCE formed a 50/50 joint venture with BHE U.S. Transmission LLC, a subsidiary of Berkshire Hathaway Energy Company.  The joint venture, named TransCanyon, is pursuing independent transmission opportunities within the eleven states that comprise the Western Electricity Coordinating Council, excluding opportunities related to transmission service that would otherwise be provided under the tariffs of the retail service territories of the venture partners’ utility affiliates.

On December 20, 2019, BCE acquired minority ownership positions in two wind farms under development by Tenaska, the 242 MW Clear Creek wind farm in Missouri and the 250 MW Nobles 2 wind farm in Minnesota. Both wind farms are expected to achieve commercial operation in 2020 and deliver power under long-term power purchase agreements. BCE indirectly owns 9.9% of the Clear Creek project and 5.1% of the Nobles 2 project.

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

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.2% for the three-month period ended March 31, 2020 compared with the prior-year period.  For the three years 2017 through 2019, APS’s customer growth averaged 1.8% per year.  We currently project annual customer growth to be 1.5 - 2.5% for 2020 and for 2020 through 2022 based on our assessment of steady population growth in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, increased 0.8% for the three-month period ended March 31, 2020 compared with the prior-year period.  Steady economic growth and customer growth were offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives.  For the three years 2017 through 2019, annual retail electricity sales were about flat, adjusted to exclude the effects of weather variations.  We currently project that annual retail electricity sales in kWh will increase in the range of 1.0 - 2.0% for 2020 and increase on average in the range of 1.0 - 2.0% during 2020 through 2022, including the effects of customer conservation, energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations and the impacts of several new large data centers opening operations in Metro Phoenix.

Although it is still too early to predict, if the impacts of COVID-19 we experienced from March 13th through April 30th continue through the end of the second quarter, we would anticipate a net 7% decrease in weather normalized retail electricity sales compared to the second quarter 2019.  The impact of new large data centers could raise the range of expected annual sales growth rate over the 2020 to 2022 period, but demand from these customers remains uncertain at this time. These estimates could be further impacted by slower than expected growth of the Arizona economy or acceleration of the expected effects of customer conservation, energy efficiency, distributed renewable generation initiatives, or customer and sales growth not resuming and the economy not normalizing in 2020 after COVID-19.

                Actual sales growth, excluding weather-related variations, may differ from our projections as a result of numerous factors, such as economic conditions, customer growth, usage patterns and energy conservation, impacts of energy efficiency programs and growth in distributed generation, and responses to retail price changes.  Based on past experience, a 1% variation in our kWh sales projections attributable to such economic factors under normal business conditions can result in increases or decreases in annual net income of approximately $20 million.

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

Depreciation and Amortization Expenses.  Depreciation and amortization expenses are impacted by net additions to utility plant and other property (such as new generation, transmission, and distribution facilities), and changes in depreciation and amortization rates.  See "Liquidity and Capital Resources" below for information regarding the planned additions to our facilities.

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

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions and non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities. On December 22, 2017, the Tax Act was enacted and was generally effective on January 1, 2018. Changes impacting the Company include a reduction in the corporate tax rate to 21%, revisions to the rules related to tax bonus depreciation, limitations on interest deductibility and an associated exception for certain public utilities, and requirements that certain excess deferred tax amounts of regulated utilities be normalized. (See Note 15 for details of the impacts on the Company as of March 31, 2020.) In APS's 2017 rate case decision, the ACC approved a Tax Expense Adjustor Mechanism which will be used to pass through the income tax effects to retail customers of the Tax Act. (See Note 4 for details of the TEAM.)

RESULTS OF OPERATIONS

Pinnacle West’s only reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily sales supplied under traditional cost based rate regulation) and related activities and includes electricity generation, transmission and distribution.

Operating Results — Three-month period ended March 31, 2020 compared with three-month period ended March 31, 2019.

Our consolidated net income attributable to common shareholders for the three months ended March 31, 2020 was $30 million, compared with consolidated net income attributable to common shareholders of $18 million for the prior-year period.  The results reflect an increase of approximately $12 million for the regulated electricity segment primarily due to lower operations and maintenance expense, higher pension and other postretirement non-service credits and lower income tax expense due to amortization of excess deferred taxes as a result of the Tax Act, partially offset by lower revenue due to the refunds provided to customers resulting from the Tax Act and milder weather. COVID-19 did not have a material impact on our results of operations for the period ended March 31, 2020, but we will continue to monitor its impact on our results of operations.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended March 31,
	2020	2019	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$472	$509	$(37)
Operations and maintenance	(221)	(245)	24
Depreciation and amortization	(154)	(149)	(5)
Taxes other than income taxes	(57)	(55)	(2)
Pension and other postretirement non-service credits - net	14	5	9
All other income and expenses, net	16	14	2
Interest charges, net of allowance for borrowed funds used during construction	(55)	(54)	(1)
Income taxes	20	(2)	22
Less income related to noncontrolling interests (Note 6)	(5)	(5)	—
Regulated electricity segment income	30	18	12
All other	—	—	—
Net Income Attributable to Common Shareholders	$30	$18	$12

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $37 million lower for the three months ended March 31, 2020 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Amortization of excess deferred taxes (Note 4)	$(23)	$—	$(23)
Effects of weather	(17)	(5)	(12)
Lower renewable energy regulatory surcharges, partially offset by operations and maintenance costs	(4)	1	(5)
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(35)	(38)	3
Higher retail revenue due to higher customer growth, offset by the impacts of energy efficiency, distributed generation and changes in customer usage patterns	2	2	—
Miscellaneous items, net	(2)	(2)	—
Total	$(79)	$(42)	$(37)

Operations and maintenance.  Operations and maintenance expenses decreased $24 million for the three months ended March 31, 2020 compared with the prior-year period primarily because of:

•	A decrease of $10 million in fossil generation costs primarily due to lower planned outages and lower operating costs due to the Navajo plant closure (see Note 4);

•	A decrease of $6 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•	A decrease of $3 million in nuclear generation costs;

•	A decrease of $3 million related to employee benefit costs; and

•	A decrease of $2 million for other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $5 million higher for the three months ended March 31, 2020 compared to the prior-year period primarily due to increased plant in service of $13 million, partially offset by the regulatory deferrals for the Ocotillo modernization project and the Four Corners SCR project of $8 million.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $9 million higher for the three months ended March 31, 2020 compared to the prior-year period primarily due to higher market returns in 2019.

Income taxes.  Income taxes were $22 million lower for the three months ended March 31, 2020 compared with the prior-year period primarily due to amortization of excess deferred taxes (see Note 15).

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2020, APS’s common equity ratio, as defined, was 53%.  Its total shareholder equity was approximately $5.9 billion, and total capitalization was approximately $11.1 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $4.4 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the three months ended March 31, 2020 and 2019 (dollars in millions):

Pinnacle West Consolidated

	Three Months Ended March 31,		Net
	2020	2019	Change
Net cash flow provided by operating activities	$184	$173	$11
Net cash flow used for investing activities	(341)	(254)	(87)
Net cash flow provided by financing activities	210	81	129
Net change in cash and cash equivalents	$53	$—	$53

Arizona Public Service Company

	Three Months Ended March 31,		Net
	2020	2019	Change
Net cash flow provided by operating activities	$194	$188	$6
Net cash flow used for investing activities	(343)	(260)	(83)
Net cash flow provided by financing activities	192	72	120
Net change in cash and cash equivalents	$43	$—	$43

Operating Cash Flows

Three-month period ended March 31, 2020 compared with three-month period ended March 31, 2019.  Pinnacle West’s consolidated net cash provided by operating activities was $184 million in 2020, compared to $173 million in 2019, an increase of $11 million in net cash provided by operating activities primarily due to lower pension contributions, operations and maintenance cost, fuel and purchased power costs and interest expense, partially offset by lower cash receipts from electric revenues.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 117% funded as of January 1, 2020 and 112% as of January 1, 2019.  Under GAAP, the qualified pension plan was 97% funded as of January 1, 2020 and 90% funded as of January 1, 2019. See Note 5 for additional details. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have not made voluntary contributions to our pension plan year-to-date in 2020. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to $100 million per year during the 2020-2022 period. We do not expect to make any contributions over the next three years to our other postretirement benefit plans. We continue to monitor COVID-19 and its impact on our retirement plans and other postretirement benefits but we believe, due to our liability driven investment strategy, which helps to minimize the impact of market volatility on our plan’s funded status, our pension plan’s funded status is still above 90% funded as of April 30, 2020.

Investing Cash Flows

Three-month period ended March 31, 2020 compared with three-month period ended March 31, 2019.  Pinnacle West’s consolidated net cash used for investing activities was $341 million in 2020, compared to $254 million in 2019, an increase of $87 million primarily related to increased capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures
(dollars in millions)

	Estimated for the Year Ended December 31,
	2020	2021	2022
APS
Generation:
Clean:
Nuclear Generation	$129	$123	$123
Renewables and Energy Storage Systems ("ESS") (a)	121	490	671
Environmental	45	53	44
Other Generation	141	154	121
Distribution	556	444	446
Transmission	181	201	205
Other (b)	158	185	115
Total APS	$1,331	$1,650	$1,725

(a)	APS Solar Communities program, energy storage, renewable projects, and other clean energy projects

(b)	Primarily information systems and facilities projects

 Generation capital expenditures are comprised of various additions and improvements to APS’s clean resources, including nuclear plants, renewables and ESS. Generation capital expenditures also include improvements to existing fossil plants. Examples of the types of projects included in the forecast of generation capital expenditures are additions of renewable and energy storage, and upgrades and capital replacements of various nuclear and fossil power plant equipment, such as turbines, boilers and environmental equipment.  We are monitoring the status of environmental matters, which, depending on their final outcome, could require modification to our planned environmental expenditures.

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

Financing Cash Flows and Liquidity

Three-month period ended March 31, 2020 compared with three-month period ended March 31, 2019.  Pinnacle West’s consolidated net cash provided by financing activities was $210 million in 2020, compared to $81 million in 2019, an increase of $129 million in net cash provided.  The increase in net cash provided by financing activities includes a net increase in short-term borrowings and lower long-term debt repayments of $350 million, partially offset by $497 million in lower issuances of long-term debt.

Significant Financing Activities.  On April 22, 2020, the Pinnacle West Board of Directors declared a dividend of $0.7825 per share of common stock, payable on June 1, 2020 to shareholders of record on May 4, 2020.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to finance indebtedness, and other general corporate purposes.

On May 5, 2020, Pinnacle West refinanced its 364-day $50 million term loan agreement that would have matured on May 7, 2020 with a new 364-day $31 million term loan agreement that matures on May 4, 2021. Borrowings under the agreement bear interest at LIBOR plus 1.40% per annum. At March 31, 2020, Pinnacle West had $33 million in outstanding borrowings under the prior agreement.

At March 31, 2020, Pinnacle West had a $200 million revolving credit facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West's senior unsecured debt credit ratings. The facility is available to support Pinnacle West's $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At March 31, 2020, Pinnacle West had $100 million outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

On January 15, 2020, APS repaid at maturity the remaining $150 million of the $250 million aggregate principal amount of its 2.2% Senior Notes.

At March 31, 2020, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and a $500 million facility that matures in July 2023.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2020, APS had no commercial paper outstanding and $430 million outstanding borrowings or letters of credit under its revolving credit facilities.

As a result of the COVID-19 pandemic, in mid-March 2020 the commercial paper markets failed to function normally and we were unable to utilize commercial paper as our primary method of acquiring short-term capital, which resulted in us drawing on our revolving credit facilities during the first quarter of 2020.  In mid-April 2020, we were again able to utilize the commercial paper market and we have used the commercial paper proceeds to pay down the revolving credit facilities by approximately $220 million through May 1, 2020.  We do not believe this will have a material impact on our financial position, results of operations or cash flows.

See "Financial Assurances" in Note 8 for a discussion of separate outstanding letters of credit and surety bonds.

Other Financing Matters. See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At March 31, 2020, the ratio was approximately 53% for Pinnacle West and 48% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

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

On November 27, 2018, the ACC issued a financing order that, subject to specified parameters and procedures, increased APS’s long-term debt limit from $5.1 billion to $5.9 billion, and authorized APS’s short-term debt limit equal to a sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power). On March 27, 2020, APS filed an application with the ACC to increase the long-term debt limit from $5.9 billion to $7.5 billion and to continue its authorization of short-term debt granted in the 2018 financing order.  If the ACC does not approve this application by December 31, 2020, this could impact APS’s ability to enter into new long-term debt obligations.

Credit Ratings

The ratings of securities of Pinnacle West and APS as of May 1, 2020 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

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

Contractual Obligations

As of March 31, 2020, there have been no material changes outside the normal course of business in contractual obligations from the information provided in our 2019 Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations.

CRITICAL ACCOUNTING POLICIES

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex, and actual results could differ from those estimates.  There have been no changes to our critical accounting policies since our 2019 Form 10-K.  See "Critical Accounting Policies" in Item 7 of the 2019 Form 10-K for further details about our critical accounting policies.

OTHER ACCOUNTING MATTERS

On January 1, 2020 we adopted ASU 2016-13, and related amendments, pertaining to the measurement of credit losses on financial instruments. See Note 13 for additional information related to new accounting standards.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the three months ended March 31, 2020 and 2019 (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Mark-to-market of net positions at beginning of period	$(71)	$(58)
Decrease (Increase) in regulatory asset	(14)	12
Recognized in OCI:
Mark-to-market losses realized during the period	—	—
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(85)	$(46)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at March 31, 2020 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, "Derivative Accounting" and "Fair Value Measurements," in Item 8 of our 2019 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2020	2021	2022	2023	2024	Total Fair Value
Observable prices provided by other external sources	$(46)	$(13)	$(12)	$(6)	$—	$(77)
Prices based on unobservable inputs	(5)	—	—	—	(3)	(8)
Total by maturity	$(51)	$(13)	$(12)	$(6)	$(3)	$(85)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 (dollars in millions):

	March 31, 2020		December 31, 2019
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (a)
Electricity	$1	$(1)	$—	$—
Natural gas	53	(53)	55	(55)
Total	$54	$(54)	$55	$(55)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of March 31, 2020.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of March 31, 2020.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                   LEGAL PROCEEDINGS

See "Business of Arizona Public Service Company — Environmental Matters" in Item 1 of the 2019 Form 10-K with regard to pending or threatened litigation and other disputes.

See Note 4 for ACC and FERC-related matters.

See Note 8 for information regarding environmental matters and Superfund-related matters.

Item 1A.                RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A — Risk Factors in the 2019 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS.  The risks described in the 2019 Form 10-K are not the only risks facing Pinnacle West and APS.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

The risk factor below is an update to our 2019 Form 10-K.

The outbreak of the Coronavirus (“COVID-19”) pandemic could negatively affect our business.

The recent outbreak of COVID-19 is a rapidly developing situation around the globe that has led to economic disruption and volatility in the financial markets. The continued spread of COVID-19 and efforts to contain the virus could decrease demand for energy, lower economic growth, impact our employees and contractors, cause disruptions in our supply chain, increase certain costs, further increase volatility in the capital markets (and result in increases in the cost of capital or an inability to access the capital markets or draw on available credit facilities), delay the completion of capital or other construction projects and other operations and maintenance activities, delay payments or increase uncollectable accounts or cause other unpredictable events, each of which could adversely affect our business, results of operations, cash flows or financial condition.

In the near term, as a result of the COVID-19 pandemic, in mid-March 2020 we drew on our revolving credit facilities as a result of the commercial paper markets failing to function normally.  Additionally, in March and April 2020 we experienced a net decrease in weather normalized retail electricity sales as compared to 2019. APS is also anticipating an increase in bad debt expense associated with the COVID-19 pandemic that will result in a negative impact to our 2020 operating results. Despite our efforts to manage the impacts, the degree to which the COVID-19 pandemic and related actions ultimately impact our business, financial position, results of operations and cash flows will depend on factors beyond our control including the duration, spread and severity of the outbreak, the actions taken to contain COVID-19 and mitigate its public health effects, the impact on the U.S. and global economies and demand for energy, and how quickly and to what extent normal economic and operating conditions resume.

Item 5.                OTHER INFORMATION

Labor Union Matter

Approximately 1,300 APS employees are union employees, represented by the International Brotherhood of Electrical Workers ("IBEW"). In March 2020, the Company concluded negotiations with the

IBEW and approved an extension of the contract that was set to expire on April 1, 2020 and that will now expire on April 1, 2023. Under the extension, union members received wage increases for 2020, 2021, and 2022.

Item 6.                 EXHIBITS
(a) Exhibits

Exhibit No.	Registrant(s)	Description
10.1	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan

10.2	Pinnacle West	364-Day Term Loan, dated as of May 5, 2020, among Pinnacle West, as Borrower, PNC Bank, National Association, as Agent

31.1	Pinnacle West	Certificate of Jeffrey B. Guldner, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Theodore N. Geisler, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Jeffrey B. Guldner, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Theodore N. Geisler, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Pinnacle West APS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document

104	Pinnacle West APS	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________________________
*Furnished herewith as an Exhibit.

In addition, Pinnacle West and APS hereby incorporate the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit(1)	Date Filed

3.1	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of February 19, 2020	3.1 to Pinnacle West/APS February 25, 2020 Form 8-K Report, File Nos. 1-8962 and 1-4473	2/25/2020

3.2	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8/7/2008

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9/29/1993

3.4	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5/22/2012

3.5	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K, File Nos. 1-8962 and 1-4473	2/20/2009
_______________________________
(1)  Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	May 8, 2020	By:	/s/ Theodore N. Geisler
Theodore N. Geisler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	May 8, 2020	By:	/s/ Theodore N. Geisler
Theodore N. Geisler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)