Form 10-Q
period 2020-06-30
PINNACLE WEST CAPITAL CORP; ARIZONA PUBLIC SERVICE CO
filed 2020-08-06
CIK 764622, 7286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes	☐	No	☒
ARIZONA PUBLIC SERVICE COMPANY	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of July 30, 2020:	112,556,967
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of July 30, 2020:	71,264,947

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

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as "estimate," "predict," "may," "believe," "plan," "expect," "require," "intend," "assume," "project," "anticipate," "goal," "seek," "strategy," "likely," "should," "will," "could," and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("2019 Form 10-K"), Part II, Item 1A of the Pinnacle West/APS Quarterly Report on Form 10‑Q for the quarter ended March 31, 2020 ("2020 1st Quarter 10-Q"), Part II, Item 1A of this report and in Part I, Item 2 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report, these factors include, but are not limited to:

•
the potential effects of the continued Coronavirus ("COVID-19") pandemic, including, but not limited to, demand for energy, economic growth, our employees and contractors, supply chain, expenses, capital markets, capital projects, operations and maintenance activities, uncollectable accounts, liquidity, cash flows or other unpredictable events;

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

These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2019 Form 10-K, Part II, Item 1A of our 2020 1st Quarter 10-Q, and in Part II, Item 1A of this report, and in Part I, Item 2 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

OPERATING REVENUES (NOTE 2)	$929,590	$869,501	$1,591,520	$1,610,031

OPERATING EXPENSES
Fuel and purchased power	238,382	242,222	426,903	472,810
Operations and maintenance	219,392	227,543	440,710	473,177
Depreciation and amortization	152,482	147,374	306,561	296,081
Taxes other than income taxes	56,768	55,090	113,536	110,180
Other expenses	692	683	1,514	1,110
Total	667,716	672,912	1,289,224	1,353,358
OPERATING INCOME	261,874	196,589	302,296	256,673
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	8,811	7,572	16,508	18,760
Pension and other postretirement non-service credits - net	14,142	6,374	28,053	11,488
Other income (Note 9)	16,670	12,885	29,239	20,054
Other expense (Note 9)	(4,036)	(4,350)	(8,820)	(8,708)
Total	35,587	22,481	64,980	41,594
INTEREST EXPENSE
Interest charges	62,690	57,465	121,924	118,118
Allowance for borrowed funds used during construction	(4,749)	(4,494)	(8,825)	(11,159)
Total	57,941	52,971	113,099	106,959
INCOME BEFORE INCOME TAXES	239,520	166,099	254,177	191,308
INCOME TAXES	41,061	17,080	20,852	19,498
NET INCOME	198,459	149,019	233,325	171,810
Less: Net income attributable to noncontrolling interests (Note 6)	4,874	4,874	9,747	9,747
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$193,585	$144,145	$223,578	$162,063

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	112,638	112,337	112,616	112,381
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	112,879	112,651	112,871	112,734

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Net income attributable to common shareholders — basic	$1.72	$1.28	$1.99	$1.44
Net income attributable to common shareholders — diluted	$1.71	$1.28	$1.98	$1.44

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

NET INCOME	$198,459	$149,019	$233,325	$171,810

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $513, $0, $805 and $0	(1,549)	—	(1,257)	—
Reclassification of net realized loss, net of tax benefit of $87, $134, $481 and $242	262	404	282	732
Pension and other postretirement benefits activity, net of tax benefit of $334, $506, $90 and $218	(1,009)	(1,539)	196	(660)
Total other comprehensive income (loss)	(2,296)	(1,135)	(779)	72

COMPREHENSIVE INCOME	196,163	147,884	232,546	171,882
Less: Comprehensive income attributable to noncontrolling interests	4,874	4,874	9,747	9,747

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$191,289	$143,010	$222,799	$162,135

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,763	$10,283
Customer and other receivables	279,480	266,426
Accrued unbilled revenues	191,578	128,165
Allowance for doubtful accounts	(11,579)	(8,171)
Materials and supplies (at average cost)	318,368	331,091
Fossil fuel (at average cost)	17,257	14,829
Income tax receivable	17,122	21,727
Assets from risk management activities (Note 7)	710	515
Deferred fuel and purchased power regulatory asset (Note 4)	101,425	70,137
Other regulatory assets (Note 4)	150,169	133,070
Other current assets	75,796	61,958
Total current assets	1,147,089	1,030,030
INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 11 and 12)	1,024,033	1,010,775
Other special use funds (Notes 11 and 12)	253,332	245,095
Other assets	92,295	96,953
Total investments and other assets	1,369,660	1,352,823
PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	20,343,151	19,836,292
Accumulated depreciation and amortization	(6,905,049)	(6,637,857)
Net	13,438,102	13,198,435
Construction work in progress	823,691	808,133
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	99,971	101,906
Intangible assets, net of accumulated amortization	275,028	290,564
Nuclear fuel, net of accumulated amortization	152,219	123,500
Total property, plant and equipment	14,789,011	14,522,538
DEFERRED DEBITS
Regulatory assets (Note 4)	1,315,846	1,304,073
Operating lease right-of-use assets (Note 16)	555,783	145,813
Assets for other postretirement benefits (Note 5)	99,801	90,570
Other	30,198	33,400
Total deferred debits	2,001,628	1,573,856

TOTAL ASSETS	$19,307,388	$18,479,247

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2020	December 31, 2019
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$316,230	$346,448
Accrued taxes	151,487	144,899
Accrued interest	53,503	53,534
Common dividends payable	88,066	87,982
Short-term borrowings (Note 3)	291,900	114,675
Current maturities of long-term debt (Note 3)	—	800,000
Customer deposits	49,132	64,908
Liabilities from risk management activities (Note 7)	44,805	38,946
Liabilities for asset retirements	10,735	11,025
Operating lease liabilities (Note 16)	83,851	12,713
Regulatory liabilities (Note 4)	279,479	234,912
Other current liabilities	127,175	168,323
Total current liabilities	1,496,363	2,078,365
LONG-TERM DEBT LESS CURRENT MATURITIES (Note 3)	5,922,161	4,832,558
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,070,453	1,992,339
Regulatory liabilities (Note 4)	2,089,987	2,267,835
Liabilities for asset retirements	657,217	646,193
Liabilities for pension benefits (Note 5)	284,585	280,185
Liabilities from risk management activities (Note 7)	26,181	33,186
Customer advances	213,572	215,330
Coal mine reclamation	167,896	165,695
Deferred investment tax credit	193,081	196,468
Unrecognized tax benefits	6,613	6,189
Operating lease liabilities (Note 16)	409,621	51,872
Other	159,181	159,844
Total deferred credits and other	6,278,387	6,015,136
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
EQUITY
Common stock, no par value; authorized 150,000,000 shares, 112,591,124 and 112,540,126 issued at respective dates	2,665,518	2,659,561
Treasury stock at cost; 35,983 and 103,546 shares at respective dates	(3,190)	(9,427)
Total common stock	2,662,328	2,650,134
Retained earnings	2,885,109	2,837,610
Accumulated other comprehensive loss	(57,875)	(57,096)
Total shareholders’ equity	5,489,562	5,430,648
Noncontrolling interests (Note 6)	120,915	122,540
Total equity	5,610,477	5,553,188

TOTAL LIABILITIES AND EQUITY	$19,307,388	$18,479,247
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$233,325	$171,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	343,173	332,185
Deferred fuel and purchased power	(26,473)	(16,702)
Deferred fuel and purchased power amortization	(4,815)	23,307
Allowance for equity funds used during construction	(16,508)	(18,760)
Deferred income taxes	22,229	4,326
Deferred investment tax credit	(3,386)	(2,656)
Stock compensation	9,130	13,725
Changes in current assets and liabilities:
Customer and other receivables	7,767	3,543
Accrued unbilled revenues	(63,413)	(56,487)
Materials, supplies and fossil fuel	10,295	(21,287)
Income tax receivable	4,605	—
Other current assets	(24,896)	(16,121)
Accounts payable	17,772	65,874
Accrued taxes	6,588	4,102
Other current liabilities	(45,334)	(61,270)
Change in other long-term assets	(4,885)	(82,850)
Change in other long-term liabilities	(96,142)	3,195
Net cash flow provided by operating activities	369,032	345,934
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(676,973)	(541,401)
Contributions in aid of construction	31,295	18,909
Allowance for borrowed funds used during construction	(8,825)	(11,159)
Proceeds from nuclear decommissioning trust sales and other special use funds	391,859	309,354
Investment in nuclear decommissioning trust and other special use funds	(393,000)	(310,494)
Other	3,123	7,153
Net cash flow used for investing activities	(652,521)	(527,638)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	1,088,886	497,324
Short-term borrowing and payments — net	184,225	363,973
Short-term debt borrowings	751,690	49,000
Short-term debt repayments	(758,690)	(57,000)
Dividends paid on common stock	(172,566)	(161,979)
Repayment of long-term debt	(800,000)	(500,000)
Common stock equity issuance - net of purchases	(2,204)	(2,360)
Distributions to noncontrolling interests	(11,372)	(11,372)
Net cash flow provided by financing activities	279,969	177,586
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,520)	(4,118)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,283	5,766
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,763	$1,648
The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2020
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, April 1, 2020	112,563,610	$2,664,387	(72,302)	$(7,000)	$2,867,610	$(55,579)	$127,414	$5,596,832
Net income		—		—	193,585	—	4,874	198,459
Other comprehensive loss		—		—	—	(2,296)	—	(2,296)
Dividends on common stock ($1.57 per share)		—		—	(176,086)	—	—	(176,086)
Issuance of common stock	27,514	1,131			—	—	—	1,131
Purchase of treasury stock (a)		—	(12,346)	(924)	—	—	—	(924)
Reissuance of treasury stock for stock-based compensation and other		—	48,665	4,734	—	—	—	4,734
Other		—		—	—	—	(1)	(1)
Capital activities by noncontrolling interests		—	—	—	—	—	(11,372)	(11,372)
Balance, June 30, 2020	112,591,124	$2,665,518	(35,983)	$(3,190)	$2,885,109	$(57,875)	$120,915	$5,610,477

	Three Months Ended June 30, 2019
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, April 1, 2019	112,340,322	$2,644,063	(63,271)	$(5,586)	$2,659,086	$(46,501)	$130,663	$5,381,725
Net income		—		—	144,145	—	4,874	149,019
Other comprehensive loss		—		—	—	(1,135)	—	(1,135)
Dividends on common stock ($1.48 per share)		—		—	(165,611)	—	—	(165,611)
Issuance of common stock	21,273	4,171		—	—	—	—	4,171
Reissuance of treasury stock for stock-based compensation and other		—	5,052	446	—	—	—	446
Capital activities by noncontrolling interests		—	—	—	—	—	(11,372)	(11,372)
Balance, June 30, 2019	112,361,595	$2,648,234	(58,219)	$(5,140)	$2,637,620	$(47,636)	$124,165	$5,357,243

(a)	Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2020
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	112,540,126	$2,659,561	(103,546)	$(9,427)	$2,837,610	$(57,096)	$122,540	$5,553,188
Net income		—		—	223,578	—	9,747	233,325
Other comprehensive loss		—		—	—	(779)	—	(779)
Dividends on common stock ($1.57 per share)		—		—	(176,079)	—	—	(176,079)
Issuance of common stock	50,998	5,957		—	—	—	—	5,957
Purchase of treasury stock (a)		—	(33,070)	(3,010)	—	—	—	(3,010)
Reissuance of treasury stock for stock-based compensation and other		—	100,633	9,247	—	—	—	9,247
Capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Balance, June 30, 2020	112,591,124	$2,665,518	(35,983)	$(3,190)	$2,885,109	$(57,875)	$120,915	$5,610,477

	Six Months Ended June 30, 2019
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2019	112,159,896	$2,634,265	(58,135)	$(4,825)	$2,641,183	$(47,708)	$125,790	$5,348,705
Net income		—		—	162,063	—	9,747	171,810
Other comprehensive income		—		—	—	72	—	72
Dividends on common stock ($1.48 per share)		—		—	(165,626)	—	—	(165,626)
Issuance of common stock	201,699	13,969		—	—	—	—	13,969
Purchase of treasury stock (a)		—	(75,791)	(6,882)	—	—	—	(6,882)
Reissuance of treasury stock for stock-based compensation and other		—	75,707	6,567	—	—	—	6,567
Capital activities by noncontrolling interests		—		—	—	—	(11,372)	(11,372)
Balance, June 30, 2019	112,361,595	$2,648,234	(58,219)	$(5,140)	$2,637,620	$(47,636)	$124,165	$5,357,243

(a)	Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

OPERATING REVENUES (NOTE 2)	$929,590	$869,501	$1,591,520	$1,610,031

OPERATING EXPENSES
Fuel and purchased power	238,382	242,222	426,903	472,810
Operations and maintenance	216,221	224,143	434,486	464,518
Depreciation and amortization	152,460	147,354	306,518	296,039
Taxes other than income taxes	56,758	55,081	113,516	110,159
Other expenses	692	683	1,514	1,110
Total	664,513	669,483	1,282,937	1,344,636
OPERATING INCOME	265,077	200,018	308,583	265,395
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	8,811	7,572	16,508	18,760
Pension and other postretirement non-service credits - net	14,421	6,757	28,683	12,256
Other income (Note 9)	13,272	11,691	24,905	18,107
Other expense (Note 9)	(3,859)	(3,428)	(8,527)	(7,306)
Total	32,645	22,592	61,569	41,817
INTEREST EXPENSE
Interest charges	56,802	53,591	112,538	110,256
Allowance for borrowed funds used during construction	(4,749)	(4,494)	(8,825)	(11,159)
Total	52,053	49,097	103,713	99,097
INCOME BEFORE INCOME TAXES	245,669	173,513	266,439	208,115
INCOME TAXES	43,677	18,463	24,229	19,916
NET INCOME	201,992	155,050	242,210	188,199
Less: Net income attributable to noncontrolling interests (Note 6)	4,874	4,874	9,747	9,747
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$197,118	$150,176	$232,463	$178,452

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

NET INCOME	$201,992	$155,050	$242,210	$188,199

OTHER COMPREHENSIVE INCOME, NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $0, $0, $292 and $0	—	—	292	—
Reclassification of net realized loss, net of tax benefit of $87, $134, $481 and $242	262	404	282	732
Pension and other postretirement benefits activity, net of tax benefit of $361, $544, $124 and $297	(1,090)	(1,653)	(77)	(901)
Total other comprehensive income (loss)	(828)	(1,249)	497	(169)

COMPREHENSIVE INCOME	201,164	153,801	242,707	188,030
Less: Comprehensive income attributable to noncontrolling interests	4,874	4,874	9,747	9,747

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$196,290	$148,927	$232,960	$178,283

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2020	December 31, 2019
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$20,339,690	$19,832,805
Accumulated depreciation and amortization	(6,901,805)	(6,634,597)
Net	13,437,885	13,198,208

Construction work in progress	823,691	808,133
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	99,971	101,906
Intangible assets, net of accumulated amortization	274,873	290,409
Nuclear fuel, net of accumulated amortization	152,219	123,500
Total property, plant and equipment	14,788,639	14,522,156

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 11 and 12)	1,024,033	1,010,775
Other special use funds (Notes 11 and 12)	253,332	245,095
Other assets	43,973	43,781
Total investments and other assets	1,321,338	1,299,651

CURRENT ASSETS
Cash and cash equivalents	6,224	10,169
Customer and other receivables	275,476	255,479
Accrued unbilled revenues	191,578	128,165
Allowance for doubtful accounts	(11,579)	(8,171)
Materials and supplies (at average cost)	318,368	331,091
Fossil fuel (at average cost)	17,257	14,829
Income tax receivable	—	7,313
Assets from risk management activities (Note 7)	710	515
Deferred fuel and purchased power regulatory asset (Note 4)	101,425	70,137
Other regulatory assets (Note 4)	150,169	133,070
Other current assets	47,588	38,895
Total current assets	1,097,216	981,492

DEFERRED DEBITS
Regulatory assets (Note 4)	1,315,846	1,304,073
Operating lease right-of-use assets (Note 16)	554,106	144,024
Assets for other postretirement benefits (Note 5)	95,937	86,736
Other	29,562	32,591
Total deferred debits	1,995,451	1,567,424

TOTAL ASSETS	$19,202,644	$18,370,723

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2020	December 31, 2019
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,721,696	2,721,696
Retained earnings	3,068,389	3,011,927
Accumulated other comprehensive loss	(35,025)	(35,522)
Total shareholder equity	5,933,222	5,876,263
Noncontrolling interests (Note 6)	120,915	122,540
Total equity	6,054,137	5,998,803
Long-term debt less current maturities (Note 3)	5,425,551	4,833,133
Total capitalization	11,479,688	10,831,936
CURRENT LIABILITIES
Short-term borrowings (Note 3)	219,900	—
Current maturities of long-term debt (Note 3)	—	350,000
Accounts payable	307,931	338,006
Accrued taxes	150,879	136,328
Accrued interest	52,925	52,619
Common dividends payable	88,000	88,000
Customer deposits	49,132	64,908
Liabilities from risk management activities (Note 7)	44,805	38,946
Liabilities for asset retirements	10,735	11,025
Operating lease liabilities (Note 16)	83,744	12,549
Regulatory liabilities (Note 4)	279,479	234,912
Other current liabilities	128,147	164,736
Total current liabilities	1,415,677	1,492,029
DEFERRED CREDITS AND OTHER
Deferred income taxes	2,106,268	2,033,096
Regulatory liabilities (Note 4)	2,089,987	2,267,835
Liabilities for asset retirements	657,217	646,193
Liabilities for pension benefits (Note 5)	267,386	262,243
Liabilities from risk management activities (Note 7)	26,181	33,186
Customer advances	213,572	215,330
Coal mine reclamation	167,896	165,695
Deferred investment tax credit	193,081	196,468
Unrecognized tax benefits	39,039	40,188
Operating lease liabilities (Note 16)	407,888	50,092
Other	138,764	136,432
Total deferred credits and other	6,307,279	6,046,758
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
TOTAL LIABILITIES AND EQUITY	$19,202,644	$18,370,723

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$242,210	$188,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	343,130	332,143
Deferred fuel and purchased power	(26,473)	(16,702)
Deferred fuel and purchased power amortization	(4,815)	23,307
Allowance for equity funds used during construction	(16,508)	(18,760)
Deferred income taxes	15,233	(10,625)
Deferred investment tax credit	(3,386)	(2,656)
Changes in current assets and liabilities:
Customer and other receivables	824	3,645
Accrued unbilled revenues	(63,413)	(56,487)
Materials, supplies and fossil fuel	10,295	(21,287)
Income tax receivable	7,313	—
Other current assets	(19,752)	(14,613)
Accounts payable	17,915	68,399
Accrued taxes	14,551	(435)
Other current liabilities	(40,381)	(57,709)
Change in other long-term assets	(7,356)	(84,946)
Change in other long-term liabilities	(91,983)	3,253
Net cash flow provided by operating activities	377,404	334,726
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(676,973)	(541,401)
Contributions in aid of construction	31,295	18,909
Allowance for borrowed funds used during construction	(8,825)	(11,159)
Proceeds from nuclear decommissioning trust sales and other special use funds	391,859	309,354
Investment in nuclear decommissioning trust and other special use funds	(393,000)	(310,494)
Other	(169)	(1,612)
Net cash flow used for investing activities	(655,813)	(536,403)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	591,936	497,324
Short-term borrowings and payments — net	219,900	376,873
Short-term debt borrowings under revolving credit facility	540,000	—
Short-term debt repayments under revolving credit facility	(540,000)	—
Repayment of long-term debt	(350,000)	(500,000)
Dividends paid on common stock	(176,000)	(165,500)
Distributions to noncontrolling interests	(11,372)	(11,372)
Net cash flow provided by financing activities	274,464	197,325
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,945)	(4,352)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,169	5,707
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,224	$1,355
The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, April 1, 2020	71,264,947	$178,162	$2,721,696	$3,047,269	$(34,197)	$127,414	$6,040,344
Net Income		—	—	197,118	—	4,874	201,992
Other comprehensive loss		—	—	—	(828)	—	(828)
Dividends on common stock		—	—	(176,000)	—	—	(176,000)
Other		—	—	2	—	(1)	1
Capital activities by noncontrolling activities		—	—	—	—	(11,372)	(11,372)
Balance, June 30, 2020	71,264,947	$178,162	$2,721,696	$3,068,389	$(35,025)	$120,915	$6,054,137

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, April 1, 2019	71,264,947	$178,162	$2,721,696	$2,816,532	$(26,027)	$130,663	$5,821,026
Net Income		—	—	150,176	—	4,874	155,050
Other comprehensive loss		—	—	—	(1,249)	—	(1,249)
Dividends on common stock		—	—	(165,598)	—	—	(165,598)
Capital activities by noncontrolling activities		—	—	—	—	(11,372)	(11,372)
Balance, June 30, 2019	71,264,947	$178,162	$2,721,696	$2,801,110	$(27,276)	$124,165	$5,797,857

The accompanying notes are an integral part of the financial statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2020	71,264,947	$178,162	$2,721,696	$3,011,927	$(35,522)	$122,540	$5,998,803
Net Income		—	—	232,463	—	9,747	242,210
Other comprehensive income		—	—	—	497	—	497
Dividends on common stock		—	—	(176,000)	—	—	(176,000)
Other		—	—	(1)	—	—	(1)
Capital activities by noncontrolling activities		—	—	—	—	(11,372)	(11,372)
Balance, June 30, 2020	71,264,947	$178,162	$2,721,696	$3,068,389	$(35,025)	$120,915	$6,054,137

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2019	71,264,947	$178,162	$2,721,696	$2,788,256	$(27,107)	$125,790	$5,786,797
Net Income		—	—	178,452	—	9,747	188,199
Other comprehensive loss		—	—	—	(169)	—	(169)
Dividends on common stock		—	—	(165,598)	—	—	(165,598)
Capital activities by noncontrolling activities		—	—	—	—	(11,372)	(11,372)
Balance, June 30, 2019	71,264,947	$178,162	$2,721,696	$2,801,110	$(27,276)	$124,165	$5,797,857

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Consolidation and Nature of Operations

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

On June 30, 2020, the United States Federal Energy Regulatory Commission ("FERC") issued an order granting a waiver request related to the existing Allowance for Funds Used During Construction ("AFUDC") rate calculation beginning March 1, 2020 through February 28, 2021.  The order provides a simplified approach that companies may elect to implement in order to minimize the significant distorted effect on the AFUDC formula resulting from increased short-term debt financing during the COVID-19 pandemic.  APS has adopted this simplified approach to computing the AFUDC composite rate  by using a simple average of the actual historical short-term debt balances for 2019, instead of current period short-term debt balances, and has left all other aspects of the AFUDC formula composite rate calculation unchanged. This change impacts the AFUDC composite rate in 2020, but does not impact prior years.  Furthermore, the change in the composite rate calculation does not impact our accounting treatment for these costs. The change will not have a material impact on our financial statements. See Note 1 in our 2019 Form 10-K for information on the accounting treatment for AFUDC.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid during the period for:
Income taxes, net of refunds	$(3,028)	$10,788
Interest, net of amounts capitalized	107,417	114,717
Significant non-cash investing and financing activities:
Accrued capital expenditures	$87,815	$108,056
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	434,997	4,562
Dividends accrued but not yet paid	88,066	82,824

The following table summarizes supplemental APS cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid during the period for:
Income taxes, net of refunds	$—	$35,573
Interest, net of amounts capitalized	100,991	107,169
Significant non-cash investing and financing activities:
Accrued capital expenditures	$87,815	$108,056
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	434,997	4,562
Dividends accrued but not yet paid	88,000	82,800

2.    Revenue
Sources of Revenue
The following table provides detail of Pinnacle West's consolidated revenue disaggregated by revenue sources (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Retail Electric Revenue
Residential	$515,128	$432,568	$840,201	$784,134
Non-Residential	381,121	395,929	684,472	728,597
Wholesale energy sales	15,927	21,991	30,595	58,443
Transmission services for others	14,766	15,157	30,693	30,406
Other sources	2,648	3,856	5,559	8,451
Total operating revenues	$929,590	$869,501	$1,591,520	$1,610,031

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

Revenue Activities

Our revenues primarily consist of activities that are classified as revenues from contracts with customers. We derive our revenues from contracts with customers primarily from sales of electricity to our regulated retail customers. Revenues from contracts with customers also include wholesale and transmission activities. Our revenues from contracts with customers for the three and six months ended June 30, 2020 were $915 million and $1,563 million, respectively and for the three and six months ended June 30, 2019 were $858 million and $1,578 million, respectively.

We have certain revenues that do not meet the specific accounting criteria to be classified as revenues from contracts with customers. For the three and six months ended June 30, 2020 our revenues that do not qualify as revenue from contracts with customers were $15 million and $29 million, respectively, and for the three and six months ended June 30, 2019 were $12 million and $32 million, respectively. This relates primarily to certain regulatory cost recovery mechanisms that are considered alternative revenue programs. We recognize revenue associated with alternative revenue programs when specific events permitting recognition are completed. Certain amounts associated with alternative revenue programs will subsequently be billed to customers; however, we do not reclassify billed amounts into revenue from contracts with customers. See Note 4 for a discussion of our regulatory cost recovery mechanisms.

Contract Assets and Liabilities from Contracts with Customers

There were no material contract assets, contract liabilities, or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of June 30, 2020 or December 31, 2019.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents our best estimate of accounts receivable and accrued unbilled revenues that will ultimately be uncollectible due to credit loss risk. The allowance is calculated by applying an estimated write-off factor to retail electric revenues. The write-off factor used to estimate uncollectible accounts is based upon consideration of historical collections experience, the current and

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

forecasted economic environment, changes to our collection policies, and management’s best estimate of future collections success.

During March 2020, due to the COVID-19 pandemic, and to assist customers who may be experiencing economic difficulties, we suspended all service shut-offs due to nonpayment. We are experiencing an increase in the number of customers needing to utilize longer-term payment plans to avoid service disruption. These changes, among others, including the Summer Disconnection Moratorium (defined in Note 4), impacted our write-off factor during the period. We will continue to monitor the impacts of COVID-19 on our write-off factor. See Note 4 for additional details.

The following table provides a rollforward of Pinnacle West’s allowance for doubtful accounts (dollars in thousands):

	June 30, 2020	December 31, 2019
Allowance for doubtful accounts, balance at beginning of period	$8,171	$4,069
Bad debt expense	9,197	11,819
Actual write-offs	(5,789)	(7,717)
Allowance for doubtful accounts, balance at end of period	$11,579	$8,171

3.	Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to refinance indebtedness, and for other general corporate purposes.

Pinnacle West

On May 5, 2020, Pinnacle West refinanced its 364-day $50 million term loan agreement that would have matured on May 7, 2020 with a new 364-day $31 million term loan agreement that matures May 4, 2021. Borrowings under the agreement bear interest at Eurodollar Rate plus 1.40% per annum. At June 30, 2020, Pinnacle West had $31 million in outstanding borrowings under the current agreement.

On June 17, 2020, Pinnacle West issued $500 million of 1.3% unsecured senior notes that mature June 15, 2025. The net proceeds from the sale were used to repay early its $150 million term loan facility set to mature on December 21, 2020, to repay short-term indebtedness consisting of commercial paper and replenish cash incurred or used to fund capital expenditures, to redeem prior to maturity our $300 million, 2.25% senior notes due November 30, 2020, and for general corporate purposes.

At June 30, 2020, Pinnacle West had a $200 million revolving credit facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West's senior unsecured debt credit ratings. The facility is available to support Pinnacle West's $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At June 30, 2020, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $41 million in commercial paper borrowings.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS

On January 15, 2020, APS repaid at maturity the remaining $150 million of the $250 million aggregate principal amount of its 2.2% Senior Notes.

On May 22, 2020, APS issued $600 million of 3.35% unsecured senior notes that mature May 15, 2050. The net proceeds from the sale were used to repay early its $200 million term loan facility and to repay short-term indebtedness, consisting of commercial paper and revolver borrowings, and to replenish cash used to fund capital expenditures.

At June 30, 2020, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and a $500 million facility that matures in July 2023.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At June 30, 2020, APS had no outstanding borrowings under its revolving credit facilities, no letters of credit outstanding, and $220 million in commercial paper borrowings.

On November 27, 2018, the ACC issued a financing order in which, subject to specified parameters and procedures, it approved APS’s short-term debt authorization equal to the sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power) and a long-term debt authorization of $5.9 billion. On March 27, 2020, APS filed an application with the ACC to increase the long-term debt limit from $5.9 billion to $7.5 billion and to continue its authorization of short-term debt granted in the 2018 financing order. This application is pending ACC review and approval.

See "Financial Assurances" in Note 8 for a discussion of other outstanding letters of credit.

Debt Fair Value

Our long-term debt fair value estimates are classified within Level 2 of the fair value hierarchy. The following table presents the estimated fair value of our long-term debt, including current maturities (dollars in thousands):

	As of June 30, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pinnacle West	$496,610	$507,850	$449,425	$450,822
APS	5,425,551	6,386,439	5,183,133	5,743,570
Total	$5,922,161	$6,894,289	$5,632,558	$6,194,392

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    Regulatory Matters

COVID-19 Pandemic

Due to the COVID-19 pandemic, APS voluntarily suspended disconnections of customers for nonpayment beginning March 13, 2020.  In addition, APS waived all late payment fees during this current suspension period.  APS currently estimates that the Summer Disconnection Moratorium (see below for discussion of the Summer Disconnection Moratorium), the suspension of disconnections during the COVID-19 pandemic and the increased bad debt expense associated with both events will result in a negative impact to its 2020 operating results of approximately $20 million to $30 million pre-tax above the impact of disconnections on its operating results for years that did not have the Summer Disconnection Moratorium or COVID-19 pandemic. APS is anticipating an increase in bad debt expense associated with the COVID-19 pandemic, but it still believes that costs associated with the Summer Disconnection Moratorium and the COVID-19 disconnection suspensions and related bad debt expense with both events will fall within this estimated $20 million to $30 million range. These estimated impact amounts depend on certain assumptions, including, but not limited to, customer behaviors, population and employment growth, and the impacts of COVID-19 on the economy. Additionally, due to COVID-19, APS delayed the reset of the Environmental Improvement Surcharge ("EIS") adjustor and suspended the discontinuation of TEAM Phase II to the first billing cycle in May 2020 rather than April 2020 (see below for discussion of EIS and TEAM Phase II).

On April 17, 2020, APS filed an application with the ACC requesting a COVID-19 emergency relief package to provide additional assistance to its customers. On May 5, 2020, the ACC approved APS returning $36 million that had been collected through the Demand Side Management ("DSM") Adjustor Charge, but not allocated for current DSM programs, directly to customers through a bill credit in June 2020. As of June 30, 2020, APS had refunded approximately $40 million to customers. The additional $4 million over the approved amount was the result of the kWh credit being based on historic consumption which was different than actual consumption in the refund period. This difference was recorded to the DSM balancing account and will be addressed in subsequent DSM filings (see below for discussion of the DSM Adjustor Charge).

APS has committed in total approximately $8 million to assist customers and local non-profits and community organizations to help with the impact of the COVID-19 pandemic. On May 5, 2020, APS also voluntarily committed to the ACC to contribute $5.3 million of non-ratepayer funds to provide assistance to residential and non-residential customers that have been impacted by the COVID-19 pandemic (“Customer COVID Assistance”). As part of this Customer COVID Assistance, APS has established a $2.3 million program to assist extra small and small non-residential customers that have a delinquency of two or more months with a one-time credit of $1,000 on each such customer's bill. The other $3 million of the Customer COVID Assistance has not yet been assigned to specific programs. Beyond the Customer COVID Assistance, APS has also provided $1.5 million to assist customers with a one-time credit of $100 on their bill, with a priority given to customers on limited-income service plans, and $1.25 million to assist local non-profits and community organizations working to mitigate the impacts of the COVID-19 pandemic.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2019 Retail Rate Case Filing with the Arizona Corporation Commission

In accordance with the requirements of the 2018 rate review order described below, APS filed an application with the ACC on October 31, 2019 seeking an annual increase in retail base rates of $69 million. This amount includes recovery of the deferral and rate base effects of the Four Corners selective catalytic reduction ("SCR") project that is currently the subject of a separate proceeding (see “SCR Cost Recovery” below). It also reflects a net credit to base rates of approximately $115 million primarily due to the prospective inclusion of rate refunds currently provided through the Tax Expense Adjustment Mechanism ("TEAM"). The proposed total revenue increase in APS's application is $184 million. The average annual customer bill impact of APS’s request is an increase of 5.6% (the average annual bill impact for a typical APS residential customer is 5.4%).

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

APS requested that the increase become effective December 1, 2020.  The hearing for this rate case was delayed, at the request of ACC Staff and the Residential Utility Consumer Office ("RUCO"), and is currently scheduled to begin December 14, 2020. APS cannot predict the outcome of its request.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2016 Retail Rate Case Filing with the Arizona Corporation Commission

On June 1, 2016, APS filed an application with the ACC for an annual increase in retail base rates. On March 27, 2017, a majority of the stakeholders in the general retail rate case, including the ACC Staff, RUCO, limited income advocates and private rooftop solar organizations signed a settlement agreement (the "2017 Settlement Agreement") and filed it with the ACC. The 2017 Settlement Agreement provides for a net retail base rate increase of $94.6 million, excluding the transfer of adjustor balances, consisting of: (1) a non-fuel, non-depreciation, base rate increase of $87.2 million per year; (2) a base rate decrease of $53.6 million attributable to reduced fuel and purchased power costs; and (3) a base rate increase of $61.0 million due to changes in depreciation schedules. The average annual customer bill impact under the 2017 Settlement Agreement was calculated as an increase of 3.28% (the average annual bill impact for a typical APS residential customer was calculated as an increase of 4.54%).

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

On January 3, 2018, an APS customer filed a petition with the ACC that was determined by the ACC Staff to be a complaint filed pursuant to Arizona Revised Statute §40-246 (the “Complaint”). The Complaint was later amended alleging that the rates and charges in the 2017 Rate Case Decision are not just and reasonable. The ACC held a hearing on this matter, and the Administrative Law Judge issued a Recommended Opinion and Order recommending that the Complaint be dismissed. On July 3, 2019, the Administrative Law Judge issued an amendment to the Recommended Opinion and Order that incorporated the requirements of the rate review of the 2017 Rate Case Decision (see below discussion regarding the rate review). On July 10, 2019, the ACC adopted the Administrative Law Judge's amended Recommended Opinion and Order along with several ACC Commissioner amendments and an amendment incorporating the results of the rate review and resolved the Complaint.

ACC Review of APS 2017 Rate Case Decision

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS filed its rate case on October 31, 2019 (see "2019 Retail Rate Case Filing with the Arizona Corporation Commission" above for more information). APS does not believe that the implementation of the other key provisions of the amended order regarding the rate review will have a material impact on its financial position, results of operations or cash flows.

On May 19, 2020, the ACC Staff filed a third-party consultant’s report which evaluated the effectiveness of APS’s customer outreach and education program related to the 2017 Rate Case Decision. On May 29, 2020, the Chairman of the ACC filed a letter with the ACC in response to this report and is alleging that APS is out of compliance with the 2017 Rate Case Decision and is over-earning. The Chairman proposed that the current rates should be classified as interim rates and customers held harmless if APS’s activities have caused the rates set in the 2017 Rate Case Decision to not be just and reasonable. Also, on May 29, 2020, a second commissioner filed a letter with the ACC agreeing with the Chairman’s assertions and further asserting that the 2017 Rate Case Decision should be re-opened. On June 18, 2020 at an ACC Open Meeting, the matters raised in these letters were discussed. The ACC did not vote to move forward with any adjustments to APS’s current rates. APS is monitoring this matter, but believes that the proposals are not legal and further that APS has not over-earned. APS cannot predict the outcome of this matter at this time or whether or how further action may be taken by the ACC.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

permanent waiver of the residential distributed energy requirement for 2020 contained in the RES rules. The ACC has not yet ruled on the 2020 RES Implementation Plan.

On July 1, 2020, APS filed its 2021 RES Implementation Plan and proposed a budget of approximately $84.7 million.  APS’s budget request supports existing approved projects and commitments and requests a permanent waiver of the residential distributed energy requirement for 2021 contained in the RES rules.  The ACC has not yet ruled on the 2021 RES Implementation Plan.

On July 15, 2020, ACC Staff issued final draft rules which, if approved, would require APS to meet certain clean energy standards, obtain approval for its action plan included in its IRP, and seek cost recovery in a rate process. APS cannot predict the outcome of this matter. See "Energy Modernization Plan" below for more information.

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

On December 31, 2019, APS filed its 2020 DSM Plan, which requests a budget of $51.9 million and continues APS's focus on DSM strategies such as peak demand reduction, load shifting, storage and electrification strategies. The 2020 DSM Plan addresses all components of the pending 2018 and 2019 DSM plans, which enables the ACC to review the 2020 DSM Plan only. On May 15, 2020, APS filed an amended 2020 DSM Plan to provide assistance to customers experiencing economic impacts of the COVID-19 pandemic. The amended 2020 DSM Plan requests the same budget amount of $51.9 million. The ACC has not yet ruled on the APS amended 2020 DSM Plan.

On April 17, 2020, APS filed an application with the ACC requesting a COVID-19 emergency relief package to provide additional assistance to its customers. On May 5, 2020, the ACC approved APS returning $36 million that had been collected through the DSM Adjustor Charge, but not allocated for current DSM programs, directly to customers through a bill credit in June 2020. As of June 30, 2020, APS had refunded approximately $40 million to customers. The additional $4 million over the approved amount was the result of the kWh credit being based on historic consumption which was different than actual consumption in the refund period. This difference was recorded to the DSM balancing account and will be addressed in subsequent DSM filings. See "COVID-19 Pandemic" above for more information.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Power Supply Adjustor Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations primarily in retail fuel and purchased power costs.  The following table shows the changes in the deferred fuel and purchased power regulatory asset for 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Beginning balance	$70,137	$37,164
Deferred fuel and purchased power costs — current period	26,473	16,702
Amounts charged to customers	4,815	(23,307)
Ending balance	$101,425	$30,559

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Effective June 1, 2018, APS's annual wholesale transmission rates for all users of its transmission system decreased by approximately $22.7 million for the twelve-month period beginning June 1, 2018 in accordance with the FERC-approved formula.  Of this amount, retail customer rates decreased by approximately $26.9 million. An adjustment to APS’s retail rates to recover FERC approved transmission charges went into effect automatically on June 1, 2018.

Effective June 1, 2019, APS's annual wholesale transmission rates for all users of its transmission system increased by approximately $25.8 million for the twelve-month period beginning June 1, 2019 in accordance with the FERC-approved formula. Of this amount, retail customer rates increased by approximately $4.7 million. An adjustment to APS’s retail rates to recover FERC approved transmission charges went into effect automatically on June 1, 2019.

Effective June 1, 2020, APS's annual wholesale transmission rates for all users of its transmission system decreased by approximately $6.1 million for the twelve-month period beginning June 1, 2020 in accordance with the FERC-approved formula.  Of this amount, retail customer rates decreased by approximately $10.9 million. An adjustment to APS’s retail rates to recover FERC approved transmission charges went into effect automatically on June 1, 2020.

 Lost Fixed Cost Recovery Mechanism.  The LFCR mechanism permits APS to recover on an after-the-fact basis a portion of its fixed costs that would otherwise have been collected by APS in the kWh sales lost due to APS energy efficiency programs and to DG such as rooftop solar arrays.  The fixed costs recoverable by the LFCR mechanism are currently 2.5 cents for both lost residential and non-residential kWh as set forth in

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the 2017 Settlement Agreement.  The LFCR adjustment has a year-over-year cap of 1% of retail revenues.  Any amounts left unrecovered in a particular year because of this cap can be carried over for recovery in a future year.  The kWhs lost from energy efficiency are based on a third-party evaluation of APS’s energy efficiency programs.  DG sales losses are determined from the metered output from the DG units.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

credit effective the first billing cycle in December 2019 which will provide an additional benefit of $39.5 million to customers through December 31, 2020. It is currently anticipated that benefits related to the amortization of depreciation related excess deferred taxes for periods beginning after December 31, 2020 will be fully incorporated into the 2019 rate case.

Net Metering

APS's 2017 Rate Case Decision provides that payments by utilities for energy exported to the grid from DG solar facilities will be determined using a RCP methodology, a method that is based on the most recent five-year rolling average price that APS pays for utility-scale solar projects, while a forecasted avoided cost methodology is being developed.  The price established by this RCP method will be updated annually (between general retail rate cases) but will not be decreased by more than 10% per year. Once the avoided cost methodology is developed, the ACC will determine in APS's subsequent rate cases which method (or a combination of methods) is appropriate to determine the actual price to be paid by APS for exported distributed energy.

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

In accordance with the 2017 Rate Case Decision, APS filed its request for a second-year export energy price of 11.6 cents per kWh on May 1, 2018.  This price reflected the 10% annual reduction discussed above. The new rate rider became effective on October 1, 2018. APS filed its request for a third-year export energy price of 10.5 cents per kWh on May 1, 2019.  This price also reflects the 10% annual reduction discussed above. The new rate rider became effective on October 1, 2019. APS filed its request for a fourth-year export energy price of 9.4 cents per kWh on May 1, 2020, with a requested effective date of September 1, 2020.  This price reflects the 10% annual reduction discussed above. The ACC has not yet ruled on this request.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 25, 2019, the ACC Staff issued an initial set of draft energy rules and held various workshops to incorporate feedback from stakeholders and ACC Commissioners from April 2019 through July 2020. At the March 11-12, 2020 workshop, the ACC Staff committed to filing a final draft of proposed rules by July 2020. On July 16, 2020, the ACC Staff issued final draft energy rules which propose 100% of retail kWh sales from clean energy resources by the end of 2050. Nuclear is defined as a clean energy resource. The proposed rules also require 50% of retail energy served be renewable by the end of 2035, including a 10% carve out for customer-sited distributed generation with storage. A new energy efficiency standard was not included in the proposed rules. APS would be required to obtain approval of its action plan included in its IRP and seek recovery of prudently incurred costs in a rate process. If approved by the ACC Commissioners, the rules would require utilities to file a Clean Energy Implementation Plan and Energy Efficiency Report as part of their IRP every three years beginning in 2023. In addition, the ACC Staff proposed changing the IRP planning horizon from 15 years to 10 years. On July 30, 2020, the ACC discussed the final draft energy rules but no action was taken by the ACC. APS cannot predict the outcome of this matter.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Integrated Resource Planning

ACC rules require utilities to develop 15-year IRPs which describe how the utility plans to serve customer load in the plan timeframe.  The ACC reviews each utility’s IRP to determine if it meets the necessary requirements and whether it should be acknowledged.  In March of 2018, the ACC reviewed the 2017 IRPs of its jurisdictional utilities and voted to not acknowledge any of the plans.  APS does not believe that this lack of acknowledgment will have a material impact on our financial position, results of operations or cash flows.  Based on an ACC decision, APS was originally required to file its next IRP by April 1, 2020.  On February 20, 2020, the ACC extended the deadline for all utilities to file their IRP’s from April 1, 2020 to June 26, 2020. On June 26, 2020, APS filed its final IRP. On July 15, 2020, the ACC extended the schedule for final ACC review of utility IRPs to February 2021. See "Energy Modernization Rules" above for information regarding proposed changes to the IRP filings.

Public Utility Regulatory Policies Act ("PURPA")

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

On July 16, 2020, FERC issued a final rule revising FERC’s regulations implementing PURPA. The final rule will go into effect 120 days following publication in the Federal Register. APS is evaluating how the revised regulations may impact its operations.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 23, 2019. ACC stakeholder meetings were held in September 2019, October 2019 and January 2020 regarding the customer service disconnections rules.

Although the emergency rules expired in December 2019, the Summer Disconnection Moratorium will remain in effect through utility tariffs for 2020 and beyond until the ACC adopts permanent rules or determines otherwise.

Due to the COVID-19 pandemic, APS voluntarily suspended disconnections of customers for nonpayment beginning March 13, 2020. APS currently estimates that the Summer Disconnection Moratorium, the suspension of disconnections during the COVID-19 pandemic and the increased bad debt expense associated with both events will result in a negative impact to its 2020 operating results of approximately $20 million to $30 million pre-tax above the impact of disconnections on its operating results for years that did not have the Summer Disconnection Moratorium or COVID-19 pandemic. These estimated impact amounts depend on certain assumptions, including, but not limited to, customer behaviors, population and employment growth, the impacts of COVID-19 on the economy and the results of final rulemaking related to the Summer Disconnection Moratorium. See "COVID-19 Pandemic" above for more information.

Retail Electric Competition Rules
On November 17, 2018, the ACC voted to re-examine the facilitation of a deregulated retail electric market in Arizona. An ACC special open meeting workshop was held on December 3, 2018. No substantive action was taken, but interested parties were asked to submit written comments and respond to a list of questions from ACC Staff. On July 1 and July 2, 2019, ACC Staff issued a report and initial proposed draft rules regarding possible modifications to the ACC’s retail electric competition rules. Interested parties filed comments to the ACC Staff report and a stakeholder meeting and workshop to discuss the retail electric competition rules was held on July 30, 2019. ACC Commissioners submitted additional questions regarding this matter. On February 10, 2020, two ACC Commissioners filed two sets of draft proposed retail electric competition rules. On February 12, 2020, ACC staff issued its second report regarding possible modifications to the ACC’s retail electric competition rules. The ACC held a workshop on February 25-26, 2020 for further consideration and discussion of the retail electric competition rules. During the July 15, 2020 ACC Staff meeting, the ACC Commissioners discussed the possible development of a retail competition pilot program, but no action was taken. The ACC Commissioners are continuing to explore the retail electric competition rules. APS cannot predict whether these efforts will result in any changes and, if changes to the rules results, what impact these rules would have on APS.

Rate Plan Comparison Tool

On November 14, 2019, APS learned that its rate plan comparison tool was not functioning as intended due to an integration error between the tool and the Company’s meter data management system. APS immediately removed the tool from its website and notified the ACC. The purpose of the tool was to provide customers with a rate plan recommendation based upon historical usage data. Upon investigation, APS determined that the error may have affected rate plan recommendations to customers between February 4, 2019 and November 14, 2019. By the middle of May 2020, APS provided refunds to approximately 13,000 potentially impacted customers equal to the difference between what they paid for electricity and the amount they would have paid had they selected their most economical rate, as applicable, and a $25 payment for any inconvenience that the customer may have experienced. The refunds and payment for inconvenience being provided did not have a material impact on APS's financial statements. APS developed a new tool for comparing customers’ rate plan options.  APS had an independent third party verify that the new rate comparison tool works correctly.  In February 2020, APS launched the new online rate comparison tool, which

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

is now available for its customers. The ACC is currently investigating this matter and has hired an outside consultant to evaluate the extent of the error and the overall effectiveness of the tool. APS received a civil investigative demand from the Office of the Arizona Attorney General, Civil Litigation Division, Consumer Protection & Advocacy Section that seeks information pertaining to the rate plan comparison tool offered to APS customers and other related issues. APS is fully cooperating with the Attorney General’s Office in this matter. APS cannot predict the outcome of these matters.

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

Previously, APS estimated Cholla Unit 2’s end of life to be 2033. APS has been recovering a return on and of the net book value of the unit in base rates. Pursuant to the 2017 Settlement Agreement described above, APS will be allowed continued recovery of the net book value of the unit and the unit’s decommissioning and other retirement-related costs ($65 million as of June 30, 2020), in addition to a return on its investment. In accordance with GAAP, in the third quarter of 2014, Unit 2’s remaining net book value was reclassified from property, plant and equipment to a regulatory asset. The 2017 Settlement Agreement also shortened the depreciation lives of Cholla Units 1 and 3 to 2025.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

APS is currently recovering depreciation and a return on the net book value of its interest in the Navajo Plant over its previously estimated life through 2026. APS will seek continued recovery in rates for the book value of its remaining investment in the plant ($77 million as of June 30, 2020) plus a return on the net book value as well as other costs related to retirement and closure, which are still being assessed and may be material. APS believes it will be allowed recovery of the net book value, in addition to a return on its investment. In accordance with GAAP, in the second quarter of 2017, APS's remaining net book value of its interest in the Navajo Plant was reclassified from property, plant and equipment to a regulatory asset. If the ACC does not allow full recovery of the remaining net book value of this interest, all or a portion of the regulatory asset will be written off and APS's net income, cash flows, and financial position will be negatively impacted.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in thousands):

	Amortization Through	June 30, 2020		December 31, 2019
		Current	Non-Current	Current	Non-Current
Pension	(a)	$—	$663,327	$—	$660,223
Income taxes — allowance for funds used during construction ("AFUDC") equity	2050	6,815	156,528	6,800	154,974
Retired power plant costs	2033	28,182	128,304	28,182	142,503
Deferred fuel and purchased power (b) (c)	2021	101,425	—	70,137	—
Deferred fuel and purchased power — mark-to-market (Note 7)	2024	42,911	26,151	36,887	33,185
Ocotillo deferral	N/A	—	65,571	—	38,144
SCR deferral	N/A	—	64,971	—	52,644
Deferred property taxes	2027	8,569	53,911	8,569	58,196
Deferred compensation	2036	—	36,481	—	36,464
Four Corners cost deferral	2024	8,077	28,113	8,077	32,152
Lost fixed cost recovery (b)	2021	34,144	—	26,067	—
Income taxes — investment tax credit basis adjustment	2048	1,098	24,532	1,098	24,981
Palo Verde VIEs (Note 6)	2046	—	20,945	—	20,635
Coal reclamation	2026	1,068	17,533	1,546	17,688
Loss on reacquired debt	2038	1,637	11,241	1,637	12,031
TCA balancing account (b)	2022	8,272	2,926	6,324	2,885
Mead-Phoenix transmission line contributions in aid of construction ("CIAC")	2050	332	9,546	332	9,712
Tax expense of Medicare subsidy	2024	1,238	4,444	1,235	4,940
AG-1 deferral	2022	2,787	1,322	2,787	2,716
Tax expense adjuster mechanism (b)	2020	3,640	—	1,612	—
Other	Various	1,399	—	1,917	—
Total regulatory assets (d)		$251,594	$1,315,846	$203,207	$1,304,073

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in thousands):

	Amortization Through	June 30, 2020		December 31, 2019
		Current	Non-Current	Current	Non-Current
Excess deferred income taxes - ACC - Tax Cuts and Jobs Act (a)	2046	$113,168	$966,576	$59,918	$1,054,053
Excess deferred income taxes - FERC - Tax Cuts and Jobs Act (a)	2058	7,256	233,953	6,302	237,357
Asset retirement obligations	2057	—	408,126	—	418,423
Removal costs	(c)	47,300	126,036	47,356	136,072
Other postretirement benefits	(d)	37,575	118,398	37,575	139,634
Four Corners coal reclamation	2038	5,461	48,795	1,059	51,704
Spent nuclear fuel	2027	6,068	47,901	6,676	51,019
Income taxes — change in rates	2050	2,802	50,163	2,797	68,265
Income taxes — deferred investment tax credit	2048	2,202	49,133	2,202	50,034
Renewable energy standard (b)	2021	38,934	22	39,287	10,300
Sundance maintenance	2031	1,100	13,001	5,698	11,319
Demand side management (b)	2021	3,068	6,138	15,024	24,146
Property tax deferral	N/A	—	8,603	—	7,046
FERC transmission true up	2022	5,452	2,209	1,045	2,004
Active union medical trust	N/A	—	7,629	—	2,041
Tax expense adjustor mechanism (b)	2020	6,450	—	7,018	—
Deferred gains on utility property	2022	2,423	2,973	2,423	4,163
Other	Various	220	331	532	255
Total regulatory liabilities		$279,479	$2,089,987	$234,912	$2,267,835

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost — benefits earned during the period	$13,859	$12,408	$28,116	$24,951	$5,401	$4,470	$11,118	$9,184
Non-service costs (credits):
Interest cost on benefit obligation	29,522	34,069	59,283	68,421	6,417	7,421	12,929	14,947
Expected return on plan assets	(46,915)	(43,049)	(93,721)	(85,942)	(10,019)	(9,603)	(20,038)	(19,206)
Amortization of:
Prior service credit	—	—	—	—	(9,394)	(9,455)	(18,788)	(18,910)
Net actuarial loss	8,295	10,053	17,306	21,292	—	—	—	—
Net periodic benefit cost (credit)	$4,761	$13,481	$10,984	$28,722	$(7,595)	$(7,167)	$(14,779)	$(13,985)
Portion of cost (credit) charged to expense	$271	$7,000	$1,613	$15,244	$(5,056)	$(5,063)	$(10,512)	$(9,880)

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

As a result of consolidation, we eliminate lease accounting and instead recognize depreciation expense, resulting in an increase in net income for the three and six months ended June 30, 2020 of $5 million and $10 million, respectively, and for the three and six months ended June 30, 2019 of $5 million and $10 million, respectively, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders is not impacted by the consolidation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 include the following amounts relating to the VIEs (dollars in thousands):

	June 30, 2020	December 31, 2019
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$99,971	$101,906
Equity — Noncontrolling interests	120,915	122,540

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

As of June 30, 2020 and December 31, 2019, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

		Quantity
Commodity	Unit of Measure	June 30, 2020	December 31, 2019
Power	GWh	294	193
Gas	Billion cubic feet	249	257

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Financial Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts		2020	2019	2020	2019
Loss Reclassified from Accumulated OCI into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	$(349)	$(538)	$(763)	$(974)

(a)	During the three and six months ended June 30, 2020 and 2019, we had no gains or losses reclassified from accumulated OCI to earnings related to discontinued cash flow hedges.

(b)	Amounts are before the effect of PSA deferrals.

During the next twelve months we estimate that no amounts will be reclassified from accumulated OCI into income. For APS, the delivery period for all derivative instruments in designated cash flow accounting hedging relationship have lapsed.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Financial Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts		2020	2019	2020	2019
Net Loss Recognized in Income	Fuel and purchased power (a)	$(4,894)	$(49,686)	$(34,971)	$(41,516)

(a)	Amounts are before the effect of PSA deferrals.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting as of June 30, 2020 and December 31, 2019.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

As of June 30, 2020: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheets
Current assets	$2,989	$(2,279)	$710	$—	$710
Investments and other assets	540	(510)	30	—	30
Total assets	3,529	(2,789)	740	—	740

Current liabilities	(45,899)	2,279	(43,620)	(1,185)	(44,805)
Deferred credits and other	(26,691)	510	(26,181)	—	(26,181)
Total liabilities	(72,590)	2,789	(69,801)	(1,185)	(70,986)
Total	$(69,061)	$—	$(69,061)	$(1,185)	$(70,246)

(a)	All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)	No cash collateral has been provided to counterparties, or received from counterparties, that is subject to offsetting.

(c)
Represents cash collateral and cash margin that is not subject to offsetting. Amounts relate to non-derivative instruments, derivatives qualifying for scope exceptions, or collateral and margin posted in excess of the recognized derivative instrument. Includes cash collateral received from counterparties of $1,185 and cash margin provided to counterparties of $0.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties and have risk management contracts with many counterparties. As of June 30, 2020 we have one counterparty for which our exposure represents approximately 79% of Pinnacle West's $0.7 million of risk management assets. This exposure relates to a master agreement with a counterparty that has a very high credit rating. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of our trading counterparties' debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these counterparties could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at June 30, 2020 (dollars in thousands):

June 30, 2020
Aggregate fair value of derivative instruments in a net liability position	$72,590
Cash collateral posted	—
Additional cash collateral in the event credit-risk-related contingent features were fully triggered (a)	63,880

(a)	This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy-related non-derivative instrument contracts with investment grade credit-related contingent features, which could also require us to post additional collateral of approximately $88 million if our debt credit ratings were to fall below investment grade.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments and Contingencies

Palo Verde Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the United States Department of Energy ("DOE") in the United States Court of Federal Claims ("Court of Federal Claims").  The lawsuit sought to recover damages incurred due to DOE’s breach of the Contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste ("Standard Contract") for failing to accept Palo Verde's spent nuclear fuel and high level waste from January 1, 2007 through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act.  On August 18, 2014, APS and DOE entered into a settlement agreement, stipulating to a dismissal of the lawsuit and payment by DOE to the Palo Verde owners for certain specified costs incurred by Palo Verde during the period January 1, 2007 through June 30, 2011. In addition, the settlement agreement, as amended, provides APS with a method for submitting claims and getting recovery for costs incurred through December 31, 2019. In July 2020, APS accepted DOE's extension of the settlement agreement for recovery of costs incurred through December 31, 2022.

APS has submitted five claims pursuant to the terms of the August 18, 2014 settlement agreement, for five separate time periods during July 1, 2011 through June 30, 2018. The DOE has approved and paid $84.3 million for these claims (APS’s share is $24.5 million). The amounts recovered were primarily recorded as adjustments to a regulatory liability and had no impact on reported net income. In accordance with the 2017 Rate Case Decision, this regulatory liability is being refunded to customers (see Note 4). On October 31, 2019, APS filed its sixth claim pursuant to the terms of the August 18, 2014 settlement agreement in the amount of $16 million (APS’s share is $4.7 million). On February 11, 2020, the DOE approved a payment of $15.4 million (APS's share is $4.5 million) and on April 20, 2020, APS received this payment.

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

The Palo Verde participants maintain insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.8 billion.  APS has also secured accidental outage insurance for a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and accidental outage insurance are provided by Nuclear Electric Insurance

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Limited ("NEIL").  APS is subject to retrospective premium adjustments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount APS could incur under the current NEIL policies totals approximately $25.8 million for each retrospective premium assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $75.1 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

Contractual Obligations

As of June 30, 2020, there have been no material changes outside the normal course of business in contractual obligations from the information provided in our 2019 Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations.

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

Regional Haze Rules.  APS has received the final rulemaking imposing pollution control requirements on Four Corners. EPA required the plant to install pollution control equipment that constitutes best available retrofit technology ("BART") to lessen the impacts of emissions on visibility surrounding the plant. In addition, EPA issued a final rule for Regional Haze compliance at Cholla that does not involve the installation of new pollution controls and that will replace an earlier BART determination for this facility. See below for details of the Cholla BART approval.

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

•
Based on an August 21, 2018 D.C. Circuit decision, which vacated and remanded those provisions of the EPA CCR regulations that allow for the operation of unlined CCR surface impoundments, EPA recently proposed corresponding changes to federal CCR regulations. On July 29, 2020, EPA took final action on new regulations establishing April 11, 2021 as the deadline for initiating the closure of unlined CCR surface impoundments.

•
On November 4, 2019, EPA also proposed to change the manner by which facilities that have committed to cease burning coal in the near-term may qualify for alternative closure. Such qualification would allow CCR disposal units at these plants to continue operating, even though they would otherwise be subject to forced closure under the federal CCR regulations. EPA's July 29, 2020 final regulation adopted this proposal and now requires explicit EPA approval for facilities to utilize an alternative closure deadline.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 15, 2016, NTEC, the company that owns the adjacent mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC's tribal sovereign immunity. On September 11, 2017, the Arizona District Court issued an order granting NTEC's motion, dismissing the litigation with prejudice, and terminating the proceedings. On November 9, 2017, the environmental group plaintiffs appealed the district court order dismissing their lawsuit. On July 29, 2019, the Ninth Circuit Court of Appeals affirmed the September 2017 dismissal of the lawsuit, after which the environmental group plaintiffs petitioned the Ninth Circuit for rehearing on September 12, 2019. The Ninth Circuit denied this petition for rehearing on December 11, 2019. On March 24 , 2020, the environmental group plaintiffs filed a Petition for a Writ of Certiorari with the U.S. Supreme Court seeking review of the Ninth Circuit decision. This petition was denied by the U.S. Supreme Court on June 29, 2020. No further legal proceedings related to this matter are expected at this time.

Four Corners National Pollutant Discharge Elimination System ("NPDES") Permit

On July 16, 2018, several environmental groups filed a petition for review before the EPA Environmental Appeals Board ("EAB") concerning the NPDES wastewater discharge permit for Four Corners, which was reissued on June 12, 2018.  The environmental groups allege that the permit was reissued in contravention of several requirements under the Clean Water Act and did not contain required provisions concerning EPA’s 2015 revised effluent limitation guidelines for steam-electric EGUs, 2014 existing-source regulations governing cooling-water intake structures, and effluent limits for surface seepage and subsurface discharges from coal-ash disposal facilities.  To address certain of these issues through a reconsidered permit, EPA took action on December 19, 2018 to withdraw the NPDES permit reissued in June 2018. Withdrawal of the permit moots the EAB appeal, and EPA filed a motion to dismiss on that basis. The EAB thereafter dismissed the environmental group appeal on February 12, 2019. EPA then issued a revised final NPDES permit for Four Corners on September 30, 2019. This permit is now subject to a petition for review before the EAB, based upon a November 1, 2019 filing by several environmental groups. Oral argument on this appeal has been scheduled for September 3, 2020. We cannot predict the outcome of this review and whether the review will have a material impact on our financial position, results of operations or cash flows.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Four Corners - 4CA Matter

On July 6, 2016, 4CA purchased El Paso’s 7% interest in Four Corners. NTEC purchased this 7% interest on July 3, 2018 from 4CA. NTEC purchased the 7% interest at 4CA’s book value, approximately $70 million, and is paying 4CA the purchase price over a period of four years pursuant to a secured interest-bearing promissory note. The note is secured by a portion of APS’s payments to be owed to NTEC under the 2016 Coal Supply Agreement. As of June 30, 2020, the note has a remaining balance of $39 million. NTEC continues to make payments in accordance with the terms of the note. Due to its short-remaining term, among other factors, there are no expected credit losses associated with the note.
In connection with the sale, Pinnacle West guaranteed certain obligations that NTEC will have to the other owners of Four Corners, such as NTEC's 7% share of capital expenditures and operating and maintenance expenses. Pinnacle West's guarantee is secured by a portion of APS's payments to be owed to NTEC under the 2016 Coal Supply Agreement.
The 2016 Coal Supply Agreement contained alternate pricing terms for the 7% interest in the event NTEC did not purchase the interest. Until the time that NTEC purchased the 7% interest, the alternate pricing provisions were applicable to 4CA as the holder of the 7% interest. These terms included a formula under which NTEC must make certain payments to 4CA for reimbursement of operations and maintenance costs and a specified rate of return, offset by revenue generated by 4CA’s power sales. The amount under this formula for calendar year 2018 (up to the date that NTEC purchased the 7% interest) was approximately $10 million, which was due to 4CA on December 31, 2019. Such payment was satisfied in January 2020 by NTEC directing to 4CA a prepayment from APS of future coal payment obligations of which the prepayment has been fully utilized as of June 2020.
Financial Assurances

In the normal course of business, we obtain standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee our own future performance and provide third parties with financial and performance assurance in the event we do not perform. These instruments support commodity contract collateral obligations and other transactions. As of June 30, 2020, standby letters of credit totaled $4.9 million and will expire in 2021. As of June 30, 2020, surety bonds expiring through 2021 totaled $16 million. The underlying liabilities insured by these instruments are reflected on our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

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

Pinnacle West has issued parental guarantees and has provided indemnification under certain surety bonds for APS which were not material at June 30, 2020. In connection with the sale of 4CA's 7% interest to NTEC, Pinnacle West is guaranteeing certain obligations that NTEC will have to the other owners of Four Corners. (See "Four Corners - 4CA Matter" above for information related to this guarantee.) Pinnacle West has not needed to perform under this guarantee. A maximum obligation is not explicitly stated in the guarantee and, therefore, the overall maximum amount of the obligation under such guarantee cannot be reasonably

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

estimated; however, we consider the fair value of this guarantee, including expected credit losses, to be immaterial.
In connection with BCE’s acquisition of minority ownership positions in the Clear Creek and Nobles 2 wind farms, Pinnacle West has issued parental guarantees to guarantee the obligations of BCE subsidiaries to make required equity contributions to fund project construction (the “Equity Contribution Guarantees”) and to make production tax credit funding payments to borrowers of the projects (the “PTC Guarantees”).  The amounts guaranteed by Pinnacle West reduce as payments are made under the respective guarantee agreements.  The Equity Contribution Guarantees are currently anticipated to be terminated upon completion of construction of the respective projects, which is anticipated to occur prior to December 31, 2020, and the PTC Guarantees (approximately $40 million as of June 30, 2020) are currently expected to be terminated ten years following the commercial operation date of the applicable project.

9.	Other Income and Other Expense

The following table provides detail of Pinnacle West's Consolidated other income and other expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other income:
Interest income	$2,755	$2,699	$6,032	$5,001
Investment gains (losses) - net	2,826	—	2,826	—
Debt return on Four Corners SCR deferrals (Note 4)	4,249	4,887	7,389	9,731
Debt return on Ocotillo modernization project (Note 4)	6,703	5,294	12,847	5,294
Miscellaneous	137	5	145	28
Total other income	$16,670	$12,885	$29,239	$20,054
Other expense:
Non-operating costs	$(2,290)	$(3,481)	$(4,948)	$(6,185)
Investment gains (losses) — net	—	(491)	60	(729)
Miscellaneous	(1,746)	(378)	(3,932)	(1,794)
Total other expense	$(4,036)	$(4,350)	$(8,820)	$(8,708)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides detail of APS’s other income and other expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other income:
Interest income	$2,183	$1,504	$4,524	$3,054
Debt return on Four Corners SCR deferrals (Note 4)	4,249	4,887	7,389	9,731
Debt return on Ocotillo modernization project (Note 4)	6,703	5,294	12,847	5,294
Miscellaneous	137	6	145	28
Total other income	$13,272	$11,691	$24,905	$18,107
Other expense:
Non-operating costs	$(2,113)	$(3,049)	$(4,595)	$(5,517)
Miscellaneous	(1,746)	(379)	(3,932)	(1,789)
Total other expense	$(3,859)	$(3,428)	$(8,527)	$(7,306)

10.	Earnings Per Share

The following table presents the calculation of Pinnacle West’s basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common shareholders	$193,585	$144,145	$223,578	$162,063
Weighted average common shares outstanding — basic	112,638	112,337	112,616	112,381
Net effect of dilutive securities:
Contingently issuable performance shares and restricted stock units	241	314	255	353
Weighted average common shares outstanding — diluted	112,879	112,651	112,871	112,734
Earnings per weighted-average common share outstanding
Net income attributable to common shareholders — basic	$1.72	$1.28	$1.99	$1.44
Net income attributable to common shareholders — diluted	$1.71	$1.28	$1.98	$1.44

11.	Fair Value Measurements

We classify our assets and liabilities that are carried at fair value within the fair value hierarchy.  This hierarchy ranks the quality and reliability of the inputs used to determine fair values, which are then classified and disclosed in one of three categories.  The three levels of the fair value hierarchy are:

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

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

Recurring Fair Value Measurements

We apply recurring fair value measurements to cash equivalents, derivative instruments, and investments held in the Nuclear Decommissioning Trusts and other special use funds. On an annual basis we apply fair value measurements to plan assets held in our retirement and other benefit plans.  See Note 8 in the 2019 Form 10-K for fair value discussion of plan assets held in our retirement and other benefit plans.

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

Investments Held in Nuclear Decommissioning Trusts and Other Special Use Funds

The Nuclear Decommissioning Trusts and other special use funds invest in fixed income and equity securities. Other special use funds include the coal reclamation escrow account and the active union employee medical account. See Note 12 for additional discussion about our investment accounts.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity Securities

The Nuclear Decommissioning Trusts's equity security investments are held indirectly through commingled funds.  The commingled funds are valued using the funds' NAV as a practical expedient. The funds' NAV is primarily derived from the quoted active market prices of the underlying equity securities held by the funds. We may transact in these commingled funds on a semi-monthly basis at the NAV.  The commingled funds are maintained by a bank and hold investments in accordance with the stated objective of tracking the performance of the S&P 500 Index.  Because the commingled funds' shares are offered to a limited group of investors, they are not considered to be traded in an active market. As these instruments are valued using NAV, as a practical expedient, they have not been classified within the fair value hierarchy.

The Nuclear Decommissioning Trusts and other special use funds may also hold equity securities that include exchange traded mutual funds and money market accounts for short-term liquidity purposes. These short-term, highly-liquid, investments are valued using active market prices.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at June 30, 2020 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	Level 1	Level 2	Level 3	Other		Total
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$3,165	$365	$(2,790)	(a)	$740
Nuclear decommissioning trust:
Equity securities	15,985	—	—	(6,130)	(b)	9,855
U.S. commingled equity funds	—	—	—	502,251	(c)	502,251
U.S. Treasury debt	143,673	—	—	—		143,673
Corporate debt	—	149,672	—	—		149,672
Mortgage-backed securities	—	99,407	—	—		99,407
Municipal bonds	—	106,971	—	—		106,971
Other fixed income	—	12,204	—	—		12,204
Subtotal nuclear decommissioning trust	159,658	368,254	—	496,121		1,024,033

Other special use funds:
Equity securities	8,955	—	—	526	(b)	9,481
U.S. Treasury debt	229,858	—	—	—		229,858
Municipal bonds	—	13,993	—	—		13,993
Subtotal other special use funds	238,813	13,993	—	526		253,332

Total assets	$398,471	$385,412	$365	$493,857		$1,278,105
Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(61,974)	$(10,617)	$1,605	(a)	$(70,986)

(a)	Represents counterparty netting, margin, and collateral. See Note 7.

(b)	Represents net pending securities sales and purchases.

(c)	Valued using NAV as a practical expedient and, therefore, are not classified in the fair value hierarchy.

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

Financial Instruments Not Carried at Fair Value

The carrying value of our short-term borrowings approximate fair value and are classified within Level 2 of the fair value hierarchy. See Note 3 for our long-term debt fair values. The NTEC note receivable related to the sale of 4CA’s interest in Four Corners bears interest at 3.9% per annum and has a book value of $39 million as of June 30, 2020 and $44 million as of December 31, 2019, as presented on the Condensed Consolidated Balance Sheets.  The carrying amount is not materially different from the fair value of the note receivable and is classified within Level 3 of the fair value hierarchy.  See Note 8 for more information on 4CA matters.

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

Nuclear Decommissioning Trusts - APS established external decommissioning trusts in accordance with NRC regulations to fund the future costs APS expects to incur to decommission Palo Verde.  Third-party investment managers are authorized to buy and sell securities per stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities. Earnings and proceeds from sales and maturities of securities are reinvested in the trusts. Because of the ability of APS to recover decommissioning costs in rates, and in accordance with the regulatory treatment, APS has deferred realized and unrealized gains and losses (including credit losses) in other regulatory liabilities.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS

The following tables present the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS's Nuclear Decommissioning Trusts and other special use fund assets (dollars in thousands):

	June 30, 2020
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$518,236	$8,955	$527,191		$316,494	$(58)
Available for sale-fixed income securities	511,927	243,851	755,778	(a)	49,693	(524)
Other	(6,130)	526	(5,604)	(b)	—	—
Total	$1,024,033	$253,332	$1,277,365		$366,187	$(582)

(a)	As of June 30, 2020, the amortized cost basis of these available-for-sale investments is $707 million.

(b)	Represents net pending securities sales and purchases.

	December 31, 2019
	Fair Value				Total Unrealized Gains	Total Unrealized Losses
Investment Type:	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
Equity securities	$529,716	$7,142	$536,858		$337,681	$—
Available for sale-fixed income securities	478,658	237,479	716,137	(a)	25,795	(669)
Other	2,401	474	2,875	(b)	—	—
Total	$1,010,775	$245,095	$1,255,870		$363,476	$(669)

(a)	As of December 31, 2019, the amortized cost basis of these available-for-sale investments is $691 million.

(b)	Represents net pending securities sales and purchases.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth APS's realized gains and losses relating to the sale and maturity of available-for-sale debt securities and equity securities, and the proceeds from the sale and maturity of these investment securities (dollars in thousands):

	Three Months Ended June 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2020
Realized gains	$4,500	$—	$4,500
Realized losses	(1,621)	—	(1,621)
Proceeds from the sale of securities (a)	176,942	19,830	196,772
2019
Realized gains	$2,643	$—	$2,643
Realized losses	(1,700)	—	(1,700)
Proceeds from the sale of securities (a)	93,559	36,747	130,306

(a)
Proceeds are reinvested in the Nuclear Decommissioning Trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

	Six Months Ended June 30,
	Nuclear Decommissioning Trusts	Other Special Use Funds	Total
2020
Realized gains	$7,813	$—	$7,813
Realized losses	(3,848)	—	(3,848)
Proceeds from the sale of securities (a)	355,138	36,721	391,859
2019
Realized gains	$3,746	$—	$3,746
Realized losses	(3,105)	—	(3,105)
Proceeds from the sale of securities (a)	216,152	93,202	309,354

(a)
Proceeds are reinvested in the Nuclear Decommissioning Trusts and other special use funds, excluding amounts reimbursed to the Company for active union employee medical claims from the active union employee medical account.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of APS's fixed income securities, summarized by contractual maturities, at June 30, 2020, is as follows (dollars in thousands):

	Nuclear Decommissioning Trust	Coal Mine Reclamation Escrow Account	Active Union Employee Medical Account	Total
Less than one year	$21,767	$37,494	$40,673	$99,934
1 year – 5 years	137,754	11,371	143,406	292,531
5 years – 10 years	125,807	1,904	—	127,711
Greater than 10 years	226,599	9,003	—	235,602
Total	$511,927	$59,772	$184,079	$755,778

13.    New Accounting Standards

ASU 2016-13, Financial Instruments: Measurement of Credit Losses

In June 2016, a new accounting standard was issued that amends the measurement of credit losses on certain financial instruments. The new standard requires entities to use a current expected credit loss model to measure impairment of certain investments in debt securities, trade accounts receivables, and other financial instruments. Since the issuance of the new standard, various guidance has been issued that amends the new standard, including clarifications of certain aspects of the standard and targeted transition relief, among other changes. The new standard and related amendments were effective for us on January 1, 2020, and must be adopted using a modified retrospective approach for certain aspects of the standard, and a prospective approach for other aspects of the standard. We adopted the standard on January 1, 2020 using primarily the modified retrospective approach. While the adoption of this guidance changed our process and methodology for determining credit losses and resulted in additional disclosures, these changes did not have a material impact on our financial statements. See Note 2 for allowance for doubtful accounts related credit loss disclosures.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.     Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in Pinnacle West's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Three Months Ended June 30
Balance March 31, 2020	$(55,317)		$(262)		$(55,579)
OCI (loss) before reclassifications	(2,008)		(1,549)		(3,557)
Amounts reclassified from accumulated other comprehensive loss	999	(a)	262	(b)	1,261
Balance June 30, 2020	$(56,326)		$(1,549)		$(57,875)

Balance March 31, 2019	$(45,118)		$(1,383)		$(46,501)
OCI (loss) before reclassifications	(2,422)		—		(2,422)
Amounts reclassified from accumulated other comprehensive loss	883	(a)	404	(b)	1,287
Balance June 30, 2019	$(46,657)		$(979)		$(47,636)

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Six Months Ended June 30
Balance December 31, 2019	$(56,522)		$(574)		$(57,096)
OCI (loss) before reclassifications	(2,008)		(1,257)		(3,265)
Amounts reclassified from accumulated other comprehensive loss	2,204	(a)	282	(b)	2,486
Balance June 30, 2020	$(56,326)		$(1,549)		$(57,875)

Balance December 31, 2018	$(45,997)		$(1,711)		$(47,708)
OCI (loss) before reclassifications	(2,422)		—		(2,422)
Amounts reclassified from accumulated other comprehensive loss	1,762	(a)	732	(b)	2,494
Balance June 30, 2019	$(46,657)		$(979)		$(47,636)

(a)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 5.

(b)	These amounts primarily represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in APS's consolidated accumulated other comprehensive loss, including reclassification adjustments, net of tax, by component for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Three Months Ended June 30
Balance March 31, 2020	$(33,935)		$(262)		$(34,197)
OCI (loss) before reclassifications	(1,951)		—		(1,951)
Amounts reclassified from accumulated other comprehensive loss	861	(a)	262	(b)	1,123
Balance June 30, 2020	$(35,025)		$—		$(35,025)

Balance March 31, 2019	$(24,644)		$(1,383)		$(26,027)
OCI (loss) before reclassifications	(2,414)		—		(2,414)
Amounts reclassified from accumulated other comprehensive loss	761	(a)	404	(b)	1,165
Balance June 30, 2019	$(26,297)		$(979)		$(27,276)

	Pension and Other Postretirement Benefits		Derivative Instruments		Total
Six Months Ended June 30
Balance December 31, 2019	$(34,948)		$(574)		$(35,522)
OCI (loss) before reclassifications	(1,951)		292		(1,659)
Amounts reclassified from accumulated other comprehensive loss	1,874	(a)	282	(b)	2,156
Balance June 30, 2020	$(35,025)		$—		$(35,025)

Balance December 31, 2018	$(25,396)		$(1,711)		$(27,107)
OCI (loss) before reclassifications	(2,414)		—		(2,414)
Amounts reclassified from accumulated other comprehensive loss	1,513	(a)	732	(b)	2,245
Balance June 30, 2019	$(26,297)		$(979)		$(27,276)

(a)	These amounts primarily represent amortization of actuarial loss and are included in the computation of net periodic pension cost. See Note 5.

(b)	These amounts primarily represent realized gains and losses and are included in the computation of fuel and purchased power costs and are subject to the PSA. See Note 7.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Income Taxes

The Tax Act reduced the corporate tax rate to 21% effective January 1, 2018. As a result of this rate reduction, the Company recognized a $1.14 billion reduction in its net deferred income tax liabilities as of December 31, 2017. In accordance with accounting for regulated companies, the effect of this rate reduction was substantially offset by a net regulatory liability.

Federal income tax laws require the amortization of a majority of the balance over the remaining regulatory life of the related property. As a result of the modifications made to the annual transmission formula rate during the second quarter of 2018, the Company began amortization of FERC jurisdictional net excess deferred tax liabilities in 2018. On March 13, 2019, the ACC approved the Company's proposal to amortize non-depreciation related net excess deferred tax liabilities subject to its jurisdiction over a twelve-month period. As a result, the Company began amortization in March 2019. As of June 30, 2020, the Company has recorded $14 million of income tax benefit related to the amortization of these non-depreciation related net excess deferred tax liabilities. On October 29, 2019, the ACC approved the Company’s proposal to amortize depreciation related net excess deferred tax liabilities subject to its jurisdiction over a 28.5-year period with amortization to retroactively begin as of January 1, 2018. As of June 30, 2020, the Company has recorded $13.5 million of income tax benefit related to amortization of these depreciation related liabilities. See Note 4 for more details.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
On June 1, 2020 APS had two separate purchased power lease contracts that commenced. The lease terms end on September 30, 2025 and September 30, 2026, respectively. Both of these leases allow APS the right to the generation capacity from certain natural-gas fueled generators during the months of June through September over the contract term.  APS does not operate or maintain these leased assets. APS controls the dispatch of the leased assets during the months of June through September and is required to pay a fixed monthly capacity payment during these periods of use. For these types of leased assets APS has elected to combine both the lease and non-lease payment components and accounts for the entire fixed payment as a lease obligation. These purchased power lease contracts are accounted for as operating leases. The contracts do not contain purchase options or term extension options.  In addition to the fixed monthly capacity payment, APS must also pay variable charges based on the actual production volume of the asset. The variable consideration is not included in the measurement of our lease obligation.
The following tables provide information related to our lease costs (dollars in thousands):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
Operating lease cost	$17,221	$4,651	$21,872	$14,063	$4,414	$18,477
Variable lease cost	40,821	255	41,076	41,529	360	41,889
Short-term lease cost	—	996	996	—	1,812	1,812
Total lease cost	$58,042	$5,902	$63,944	$55,592	$6,586	$62,178

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
Operating lease cost	$17,221	$9,304	$26,525	$14,063	$8,762	$22,825
Variable lease cost	61,394	498	61,892	58,820	360	59,180
Short-term lease cost	—	1,786	1,786	—	2,665	2,665
Total lease cost	$78,615	$11,588	$90,203	$72,883	$11,787	$84,670

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides information related to the maturity of our operating lease liabilities (dollars in thousands):

	June 30, 2020
Year	Purchased Power Lease Contracts	Land, Property & Equipment Leases	Total
2020 (remaining six months of 2020)	$59,555	$7,817	$67,372
2021	66,658	13,123	79,781
2022	68,325	9,495	77,820
2023	70,033	7,191	77,224
2024	71,784	4,945	76,729
2025	73,578	3,245	76,823
Thereafter	36,759	36,615	73,374
Total lease commitments	446,692	82,431	529,123
Less imputed interest	16,844	18,807	35,651
Total lease liabilities	$429,848	$63,624	$493,472

We recognize lease assets and liabilities upon lease commencement. At June 30, 2020, we have additional lease arrangements that have been executed, but have not yet commenced. These arrangements primarily relate to purchased power lease contracts with lease commencement dates beginning in May 2021 with terms ending in October 2027. We expect the total fixed consideration paid for these arrangements, which includes both lease and nonlease payments, will approximate $258 million over the term of the arrangements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide other additional information related to operating lease liabilities:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term	7 years	13 years
Weighted average discount rate (a)	1.66%	3.71%

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

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows (dollars in thousands):	$7,624	$11,987

17.     Asset Retirement Obligations

In the first quarter of 2020, APS recognized an ARO for its share of corrective action and water monitoring costs at Four Corners and the Navajo Plant (see additional details in Notes 4 and 8), which resulted in a decrease to the ARO of $11 million for Four Corners and an increase to the ARO of $5 million for the Navajo Plant.

The following schedule shows the change in our asset retirement obligations for the six months ended June 30, 2020 (dollars in thousands):

2020
Asset retirement obligations at January 1, 2020	$657,218
Changes attributable to:
Accretion expense	20,410
Settlements	(4,324)
Estimated cash flow revisions	(5,352)
Asset retirement obligations at June 30, 2020	$667,952

In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal.  See detail of regulatory liabilities in Note 4.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Combined Notes that appear in Item 1 of this report.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see "Forward-Looking Statements" at the front of this report and "Risk Factors" in Part 1, Item 1A of the 2019 Form 10-K, Part II, Item 1A of the 2020 1st Quarter 10-Q and Part II, Item 1A of this report.

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

COVID-19 Pandemic

The COVID-19 pandemic continues to be a rapidly evolving situation. It has led to economic disruption and volatility in financial markets worldwide. The Company is operating under long-standing crisis and business continuity plans that exist to address situations including pandemics like COVID-19. We are focused on ensuring the health and safety of our employees, contractors and the general public by helping limit spread of this virus and ensuring continued, safe and reliable electric service for APS customers.

We have identified business-critical positions in both our operations and support organizations and identified backup personnel who are intended to provide support if needed to maintain operations with a reduced workforce. Essential planned work and capital investments are continuing during the pandemic but certain non-essential planned work has been postponed to later in 2020. The Company conducted a contract review to confirm adequacy of needed summer resources and has measures in place to continue to monitor resource needs and supply chain adequacy. At this time, the Company does not believe it has any material supply chain risks due to COVID-19 that would impact its ability to serve customers’ needs. The Company's operations and maintenance expenses, exclusive of bad debt expense, increased by approximately $9 million for the six months ended June 30, 2020 due to costs for personal protective equipment and other health and safety-related costs related to COVID-19.  We expect the Company’s operation and maintenance expenses will continue to be impacted for the remainder of 2020 by the need for additional personal protective equipment and other health and safety-related costs related to COVID-19.

While the total expected impact of COVID-19 on future sales is currently unknown, APS has experienced higher electric residential sales and lower electric commercial and industrial sales since the outset of the pandemic. From March 13th through July 28, 2020, the cumulative impact in weather-normalized usage was negative 1%. During that period, APS’s retail electric residential weather-normalized sales increased 4%, and its retail electric commercial and industrial weather-normalized sales decreased 5% in the aggregate. APS expects the reduction in electric demand from commercial and industrial customers and increased demand from residential customers to continue in the near term. Based on past experience, a 1% variation in our annual kWh sales projections under normal business conditions can result in increases or decreases in annual net income of approximately $20 million.

On March 31, 2020, a stay at home order became effective for the state of Arizona and remained in effect until May 16, 2020, when it was lifted and Arizona began reopening. In June 2020, Arizona saw an increase in the number of COVID-19 cases, hospitalizations, and deaths. Accordingly, on June 29, 2020, the governor of Arizona closed bars, indoor gyms and fitness clubs or centers, indoor movie theaters and water parks and tubing operators until July 27, 2020 as a partial reversal of the state’s reopening and to mitigate the spread of COVID-19. On July 23, 2020, the governor of Arizona extended these closures and they will remain in place and continue to be reviewed for repeal or revision every two weeks. We cannot predict the impact of the increased spread of COVID-19 in Arizona and the partial reclosure will have on our financial position, results of operations or cash flows and we are continuing to monitor the impacts.

As a result of the COVID-19 pandemic, in mid-March 2020 the commercial paper markets failed to function normally and we were unable to utilize commercial paper as our primary method of acquiring short-term capital, which resulted in us drawing on our revolving credit facilities during the first quarter of 2020.  In mid-April 2020, we were again able to utilize the commercial paper market and we have paid down the entire amount of the revolving credit facilities that were utilized as a result of the commercial paper market failure.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act allows employers to defer payments of the employer share of Social Security payroll taxes that would have otherwise been owed from March 27, 2020 through December 31, 2020. We are deferring the cash payment of the employer's portion of Social Security payroll taxes for the period July 1, 2020 through December 31, 2020 that we expect will be in the range of $15 million to $20 million. We will pay half of this cash deferral by December 31, 2021 and the remainder by December 31, 2022.

On June 30, 2020, FERC issued an order granting a waiver request related to the existing AFUDC rate calculation beginning March 1, 2020 through February 28, 2021.  The order provides a simplified approach that companies may elect to implement in order to minimize the significant distorted effect on the AFUDC formula resulting from increased short-term debt financing during the COVID-19 pandemic.  APS has adopted this simplified approach to computing the AFUDC composite rate  by using a simple average of the actual historical short-term debt balances for 2019, instead of current period short-term debt balances, and has left all other aspects of the AFUDC formula composite rate calculation unchanged. This change impacts the AFUDC composite rate in 2020, but does not impact prior years.  Furthermore, the change in the composite rate calculation does not impact our accounting treatment for these costs. The change will not have a material impact on our financial statements. See Note 1 in our 2019 Form 10-K for information on the accounting treatment for AFUDC.

Due to the COVID-19 pandemic, APS voluntarily suspended disconnections of customers for nonpayment beginning March 13, 2020.  In addition, APS waived all late payment fees during this current suspension period.  APS currently estimates that the Summer Disconnection Moratorium (see Note 4), the suspension of disconnections during the COVID-19 pandemic and the increased bad debt expense associated with both events will result in a negative impact to its 2020 operating results of approximately $20 million to $30 million pre-tax above the impact of disconnections on its operating results for years that did not have the Summer Disconnection Moratorium or COVID-19 pandemic. APS is anticipating an increase in bad debt expense associated with the COVID-19 pandemic, but it still believes that costs associated with the Summer Disconnection Moratorium and the COVID-19 disconnection suspensions and related bad debt expense with both events will fall within this estimated $20 million to $30 million range. These estimated impact amounts depend on certain assumptions, including, but not limited to, customer behaviors, population and employment growth, and the impacts of COVID-19 on the economy. Additionally, due to COVID-19, APS delayed the reset of the EIS adjustor and suspended the discontinuation of TEAM Phase II to the first billing cycle in May 2020 rather than April 2020 (see Note 4 ).

On April 17, 2020, APS filed an application with the ACC requesting a COVID-19 emergency relief package to provide additional assistance to its customers. On May 5, 2020, the ACC approved APS returning $36 million that had been collected through the DSM Adjustor Charge, but not allocated for current DSM programs, directly to customers through a bill credit in June 2020 (see Note 4). As of June 30, 2020, APS had refunded approximately $40 million to customers. The additional $4 million over the approved amount was the result of the kWh credit being based on historic consumption which was different than actual consumption in the refund period. This difference was recorded to the DSM balancing account and will be addressed in subsequent DSM filings.

APS has committed in total approximately $8 million to assist customers and local non-profits and community organizations to help with the impact of the COVID-19 pandemic. On May 5, 2020, APS voluntarily committed to the ACC to contribute $5.3 million of non-ratepayer funds to provide assistance to residential and non-residential customers that have been impacted by the COVID-19 pandemic (“Customer COVID Assistance”). As part of this Customer COVID Assistance, APS has established a $2.3 million program to assist extra small and small non-residential customers that have a delinquency of two or more months with a one-time credit of $1,000 on each such customer's bill. The other $3 million of the Customer COVID Assistance has not yet been assigned to specific programs. Beyond the Customer COVID Assistance, APS has also provided $1.5 million to assist customers with a one-time credit of $100 on their bill, with a priority given to customers on limited-income service plans, and $1.25 million to assist local non-profits and community organizations working to mitigate the impacts of the COVID-19 pandemic.

More detailed discussion of the impacts and future uncertainties related to the COVID‑19 pandemic can be found throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and the Combined Notes to Pinnacle West's and APS's financial statements that appear in Item 1of this report and  "Risk Factors" in Part II, Item 1A of the 2020 1st Quarter 10-Q and Part II, Item 1A of this report.

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

2030 Goal: 65% Clean Energy. APS has an energy mix that is already 50% clean with existing plans to add more renewables and energy storage before 2025. By building on those plans, APS intends to attain an energy mix that is 65% clean by 2030, with 45% of APS's generation portfolio coming from renewable energy. “Clean” is measured as percent of energy mix which includes carbon-free resources like nuclear and demand-side management, and “renewable” is expressed as a percent of retail sales. This target will serve as a checkpoint for our resource planning, investment strategy, and customer affordability efforts as APS moves toward 100% clean, carbon-free energy mix by 2050.

APS understands that closing its coal-fired power plants will significantly impact employees as well as the surrounding communities. APS will continue to engage in meaningful dialogue with these stakeholders in order to explore, better understand and prepare to address a range of potential effects, including environmental, social and economic impacts.

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

Renewables. APS intends to strengthen its already diverse energy mix by increasing its investments in carbon-free resources. Its near-term actions include competitive solicitations to procure clean energy resources such as solar, wind, energy storage, demand response and DSM resources, all of which lead to a cleaner grid.

APS has a diverse portfolio of existing and planned renewable resources, including solar, wind, geothermal, biomass and biogas. APS's clean energy strategy includes executing purchased power contracts for new facilities, ongoing development of distributed energy resources and procurement of new facilities to be owned by APS. The following table summarizes the resources in APS's renewable energy portfolio that are in operation and under development as of June 30, 2020. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	244	—
Purchased Power Agreements:
Solar	310	—
Solar + Energy Storage	—	50
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	3	—
Total Purchased Power Agreements	626	50
Total Distributed Energy: Solar (a)	1,019	29	(b)
Total Renewable Portfolio	1,889	79

(a)         Includes rooftop solar facilities owned by third parties. Distributed generation is produced in Direct Current and is converted to AC for reporting purposes.

(b)	Applications received by APS that are not yet installed and online.

APS has developed and owns solar resources through the ACC-approved AZ Sun Program.  APS also issued two Requests for Proposal ("RFP") in September 2019. The first RFP seeks competitive proposals for up to 150 MW of APS-owned solar resources to be in service by 2021. This solar generation will be designed with the flexibility to add energy storage as a future option. A second RFP requests up to 250 MW of wind resources to be in service as soon as possible, but no later than 2022.

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

Affordable

We believe it is APS's responsibility to deliver electric services to customers in the most cost-effective manner. Since January 2018 through June 2020, the average residential bill decreased by 7.3% or $10.95.

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

Participation in the EIM continues to be an effective tool for creating savings for our customers from the real-time, voluntary market. As of June 30, 2020, the EIM has delivered approximately $158 million in gross benefits to APS customers since APS began participating in EIM in 2016. APS is in discussions with the EIM operator, CAISO, and other EIM participants about the feasibility of creating a voluntary day-ahead market to achieve more cost savings and use the region’s renewable resources more efficiently.

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

In 2020, APS is convening an advisory panel of customers to gain a deeper understanding of the customer experience through their individual perspectives. A group of customer service advisors, in conjunction with local human services agencies, will resume providing in-person customer support in communities APS serves once it is safe to do so because of the COVID-19 pandemic.

APS is also providing assistance to residential and business customers that have been impacted by the COVID-19 pandemic. See "COVID-19 Pandemic" above for more information about pandemic relief.

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

In early 2018, APS entered into a 15-year power purchase agreement for a 65 MW solar facility that charges a 50 MW solar-fueled battery. Service under this agreement is scheduled to begin in 2021. In 2018, APS issued an RFP for approximately 106 MW of energy storage to be located at up to five of its AZ Sun sites. Based upon our evaluation of the RFP responses, APS decided to expand the initial phase of battery deployment to 141 MW by adding a sixth AZ Sun site. In February 2019, we contracted for the 141 MW and originally anticipated such facilities could be in service by mid-2020. In April 2019, a battery module in APS’s McMicken battery energy storage facility experienced an equipment failure, which prompted an internal investigation to determine the cause. APS has completed its investigation of the McMicken battery incident and is continuing to determine the timing of future deployment of batteries on APS's system. Due to the McMicken battery incident, APS is working with the counterparty for the AZ Sun sites to determine appropriate timing and path forward for such facilities. Additionally, in February 2019, APS signed two 20-year power purchase agreements for energy storage totaling 150 MW. Service under these power purchase agreements is also dependent on the results of the McMicken battery incident investigation and requires approval from the ACC to allow for recovery of these agreements through the PSA.

We currently plan to install at least 850 MW of energy storage by 2025, including the 150 MW of energy storage projects under power purchase agreements described above.  The additional 700 MW of energy storage is expected to be made up of the retrofits associated with our AZ Sun sites as described above, along with current and future RFPs for energy storage and solar plus energy storage projects. Given the April 2019 event, we continue to evaluate the appropriate timing and path forward to support the overall capacity goals for our system and associated energy storage requirements. Currently, APS is pursuing an RFP for battery-ready solar resources up to 150 MW with results expected in the second half of 2020.

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

The ACC ordered the state’s public service corporations, including APS, to develop a long-term, comprehensive Statewide Transportation Electrification Plan (“TE Plan”) for Arizona. The TE Plan is intended to provide a roadmap for Transportation Electrification in Arizona, focused on realizing the associated air quality and economic development benefits for all residents in the state along with understanding the impact of electric vehicle charging on the grid. APS is actively participating in this process, which is scheduled to be completed by the end of 2020 and submitted to the ACC for review and approval.

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

Experience from the pilot project will offer insights into methods for flexible transitions between electricity and hydrogen generation in solar-dominated electricity markets, and demonstrate how hydrogen may be used as energy storage to provide electricity during operating periods when solar is not available.

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

Regulatory Overview

On October 31, 2019, APS filed an application with the ACC seeking an annual increase in retail base rates of $69 million. This amount includes recovery of the deferral and rate base effects of the Four Corners SCR project that is currently the subject of a separate proceeding (see “SCR Cost Recovery” in Note 4). It also reflects a net credit to base rates of approximately $115 million primarily due to the prospective inclusion of rate refunds currently provided through the TEAM. The proposed total revenue increase in APS's application is $184 million. The average annual customer bill impact of APS’s request is an increase of 5.6% (the average annual bill impact for a typical APS residential customer is 5.4%).

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

APS requested that the increase become effective December 1, 2020.  The hearing for this rate case was delayed, at the request of ACC Staff and RUCO, and is currently scheduled to begin December 14, 2020. APS cannot predict the outcome of its request.

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

On December 20, 2019, BCE acquired minority ownership positions in two wind farms under development by Tenaska, the 242 MW Clear Creek wind farm in Missouri ("Clear Creek") and the 250 MW Nobles 2 wind farm in Minnesota ("Nobles 2"). Clear Creek achieved commercial operation in May 2020 and Nobles 2 is expected to achieve commercial operation in 2020 and deliver power later this year. Both wind farms deliver power under long-term power purchase agreements. BCE indirectly owns 9.9% of Clear Creek and 5.1% of Nobles 2.

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

Actual and Projected Customer and Sales Growth. Retail customers in APS’s service territory increased 2.3% for the six-month period ended June 30, 2020 compared with the prior-year period.  For the three years 2017 through 2019, APS’s customer growth averaged 1.8% per year.  We currently project annual customer growth to be 1.5 - 2.5% for 2020 and for 2020 through 2022 based on our assessment of steady population growth in Arizona.

Retail electricity sales in kWh, adjusted to exclude the effects of weather variations, decreased 0.3% for the six-month period ended June 30, 2020 compared with the prior-year period. While steady customer growth was offset by energy savings driven by customer conservation, energy efficiency, and distributed renewable generation initiatives, the main driver of declining sales for this period was the impact of business closures due to COVID-19.  Though the total expected impact of COVID-19 on future sales is currently unknown, APS has experienced higher electric residential sales and lower electric commercial and industrial sales since the outset of the pandemic. From March 13th through July 28, 2020, the cumulative impact in weather-normalized usage was negative 1%. During that period, APS’s retail electric residential weather-normalized sales increased 4%, and its retail electric commercial and industrial weather-normalized sales decreased 5% in the aggregate. APS expects the reduction in electric demand from commercial and industrial customers and increased demand from residential customers to continue in the near term.

For the three years 2017 through 2019, annual retail electricity sales were about flat, adjusted to exclude the effects of weather variations.  We currently project that annual retail electricity sales in kWh will be flat to negative 1.0% for 2020 and increase on average in the range of 0.5 - 1.5% during 2020 through 2022, including the effects of customer conservation, energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations and the impacts of several new large data centers opening operations in Metro Phoenix.  The impact of new large data centers could raise the range of expected annual sales growth rate over the 2020 to 2022 period, but demand from these customers remains uncertain at this time. These estimates could be further impacted by slower than expected growth of the Arizona economy or acceleration of the expected effects of customer conservation, energy efficiency, distributed renewable generation initiatives, or customer and sales growth and the economy that is being impacted by COVID-19 not normalizing in 2020.

                Actual sales growth, excluding weather-related variations, may differ from our projections as a result of numerous factors, such as economic conditions, customer growth, usage patterns and energy conservation, impacts of energy efficiency programs and growth in distributed generation, and responses to retail price changes.  Based on past experience, a 1% variation in our annual kWh sales projections attributable to such economic factors under normal business conditions can result in increases or decreases in annual net income of approximately $20 million.

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

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions and non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities. On December 22, 2017, the Tax Act was enacted and was generally effective on January 1, 2018. Changes impacting the Company include a reduction in the corporate tax rate to 21%, revisions to the rules related to tax bonus depreciation, limitations on interest deductibility and an associated exception for certain public utilities, and requirements that certain excess deferred tax amounts of regulated utilities be normalized. (See Note 15 for details of the impacts on the Company as of June 30, 2020.) In APS's 2017 rate case decision, the ACC approved a Tax Expense Adjustor Mechanism which will be used to pass through the income tax effects to retail customers of the Tax Act. (See Note 4 for details of the TEAM.)

RESULTS OF OPERATIONS

Pinnacle West’s only reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily sales supplied under traditional cost based rate regulation) and related activities and includes electricity generation, transmission and distribution.

Operating Results — Three-month period ended June 30, 2020 compared with three-month period ended June 30, 2019.

Our consolidated net income attributable to common shareholders for the three months ended June 30, 2020 was $194 million, compared with consolidated net income attributable to common shareholders of $144 million for the prior-year period.  The results reflect an increase of approximately $48 million for the regulated electricity segment primarily due to higher revenue driven by the effects of weather, lower operations and maintenance expense and higher pension and other postretirement non-service credits, partially offset by higher income taxes. Weather had a significant impact on our result of operations due to the hotter than normal weather in 2020 compared to the milder than normal weather in the same 2019 period.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended June 30,
	2020	2019	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$690	$626	$64
Operations and maintenance	(218)	(227)	9
Depreciation and amortization	(152)	(147)	(5)
Taxes other than income taxes	(57)	(55)	(2)
Pension and other postretirement non-service credits - net	14	6	8
All other income and expenses, net	19	16	3
Interest charges, net of allowance for borrowed funds used during construction	(58)	(53)	(5)
Income taxes	(41)	(17)	(24)
Less income related to noncontrolling interests (Note 6)	(5)	(5)	—
Regulated electricity segment income	192	144	48
All other	2	—	2
Net Income Attributable to Common Shareholders	$194	$144	$50

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $64 million higher for the three months ended June 30, 2020 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Effects of weather	$84	$20	$64
Refunds due to tax reform (Note 4)	14	—	14
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(18)	(18)	—
Lower renewable energy regulatory surcharges, partially offset by operations and maintenance costs	(3)	—	(3)
Lower retail revenue due to the impacts of energy efficiency, distributed generation and changes in customer usage patterns, including the impacts of COVID-19, partially offset by higher customer growth	(17)	(2)	(15)
Miscellaneous items, net	—	(4)	4
Total	$60	$(4)	$64

Operations and maintenance.  Operations and maintenance expenses decreased $9 million for the three months ended June 30, 2020 compared with the prior-year period primarily because of:

•	A decrease of $13 million primarily related to an increased recovery from contributions of administrative and general costs from Palo Verde owners;

•	A decrease of $5 million related to consulting costs;

•	A decrease of $3 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•	An increase of $3 million for costs related to information technology;

•	An increase of $4 million related to customer bad debt expenses primarily related to the Summer Disconnection Moratorium and COVID-19 disconnect suspensions (see Note 4);

•	An increase of $8 million primarily related to personal protective equipment and other health and safety-related costs for COVID-19 response; and

•	A decrease of $3 million for other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $5 million higher for the three months ended June 30, 2020 compared to the prior-year period primarily due to increased plant in service of $8 million, partially offset by the regulatory deferrals for the Ocotillo modernization project of $3 million.

Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $8 million higher for the three months ended June 30, 2020 compared to the prior-year period primarily due to higher market returns in 2019.

Interest charges, net of allowance for borrowed funds used during construction. Interest charges, net of allowance for borrowed funds used during construction were $5 million higher for the three months ended June 30, 2020 compared to the prior-year period primarily due to higher debt balances in the current period.

Income taxes.  Income taxes were $24 million higher for the three months ended June 30, 2020 compared with the prior-year period primarily due to higher pre-tax income and reduced amortization of excess deferred taxes (see Note 15).

Operating Results — Six-month period ended June 30, 2020 compared with six-month period ended June 30, 2019.

Our consolidated net income attributable to common shareholders for the six months ended June 30, 2020 was $224 million, compared with consolidated net income attributable to common shareholders of $162 million for the prior-year period. The results reflect an increase of approximately $59 million for the regulated electricity segment primarily due to lower operations and maintenance expense, higher revenue driven by the effects of weather and higher pension and other postretirement non-service credits, partially offset by higher depreciation expense. Weather had a significant impact on our result of operations due to the hotter than normal weather in 2020 compared to the milder than normal weather in the same 2019 period.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Six Months Ended June 30,
	2020	2019	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$1,162	$1,135	$27
Operations and maintenance	(439)	(472)	33
Depreciation and amortization	(307)	(296)	(11)
Taxes other than income taxes	(113)	(110)	(3)
Pension and other postretirement non-service credits - net	28	11	17
All other income and expenses, net	34	30	4
Interest charges, net of allowance for borrowed funds used during construction	(113)	(107)	(6)
Income taxes	(21)	(19)	(2)
Less income related to noncontrolling interests (Note 6)	(10)	(10)	—
Regulated electricity segment income	221	162	59
All other	3	—	3
Net Income Attributable to Common Shareholders	$224	$162	$62

Operating revenues less fuel and purchased power expenses.  Regulated electricity segment operating revenues less fuel and purchased power expenses were $27 million higher for the six months ended June 30, 2020 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Effects of weather	$67	$15	$52
Changes in net fuel and purchased power costs, including off-system sales margins and related deferrals	(53)	(56)	3
Lower renewable energy regulatory surcharges, partially offset by operations and maintenance costs	(7)	—	(7)
Refunds due to tax reform (Note 4)	(9)	—	(9)
Lower retail revenue due to the impacts of energy efficiency, distributed generation and changes in customer usage patterns, including the impacts of COVID-19, partially offset by higher customer growth	(15)	—	(15)
Miscellaneous items, net	(2)	(5)	3
Total	$(19)	$(46)	$27

Operations and maintenance.  Operations and maintenance expenses decreased $33 million for the six months ended June 30, 2020 compared with the prior-year period primarily because of:

•	A decrease of $15 million primarily related to an increased recovery from contributions of administrative and general costs from Palo Verde owners;

•	A decrease of $9 million in fossil generation costs primarily due to lower planned outages and lower operating costs due to the Navajo Plant closure (see Note 4);

•	A decrease of $9 million primarily related to costs for renewable energy and similar regulatory programs, which are partially offset in operating revenues and purchased power;

•	A decrease of $6 million related to consulting costs;

•	A decrease of $3 million related to employee benefit costs;

•	An increase of $4 million for costs related to information technology;

•	An increase of $5 million related to customer bad debt expenses primarily related to the Summer Disconnection Moratorium and COVID-19 disconnect suspensions (see Note 4);

•	An increase of $9 million primarily related to personal protective equipment and other health and safety-related costs for COVID-19 response; and

•	A decrease of $9 million for corporate resources and other miscellaneous factors.

Depreciation and amortization. Depreciation and amortization expenses were $11 million higher for the six months ended June 30, 2020 compared to the prior-year period primarily due to increased plant in service of $22 million, partially offset by the regulatory deferrals for the Ocotillo modernization project and the Four Corners SCR project of $11 million.
Pension and other postretirement non-service credits, net. Pension and other postretirement non-service credits, net were $17 million higher for the six months ended June 30, 2020 compared to the prior-year period primarily due to higher market returns in 2019.

Interest charges, net of allowance for borrowed funds used during construction. Interest charges, net of allowance for borrowed funds used during construction were $6 million higher for the six months ended June 30, 2020 compared to the prior-year period primarily due to higher debt balances in the current period.

Income taxes.  Income taxes were $2 million higher for the six months ended June 30, 2020 compared with the prior-year period primarily due to higher pre-tax net income, partially offset by the amortization of excess deferred taxes (see Note 15).

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the related ACC order, the common equity ratio is defined as total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At June 30, 2020, APS’s common equity ratio, as defined, was 52%.  Its total shareholder equity was approximately $5.9 billion, and total capitalization was approximately $11.5 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $4.6 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities (dollars in millions):

Pinnacle West Consolidated

	Six Months Ended June 30,		Net
	2020	2019	Change
Net cash flow provided by operating activities	$370	$346	$24
Net cash flow used for investing activities	(653)	(528)	(125)
Net cash flow provided by financing activities	280	178	102
Net change in cash and cash equivalents	$(3)	$(4)	$1

Arizona Public Service Company

	Six Months Ended June 30,		Net
	2020	2019	Change
Net cash flow provided by operating activities	$378	$335	$43
Net cash flow used for investing activities	(656)	(536)	(120)
Net cash flow provided by financing activities	274	197	77
Net change in cash and cash equivalents	$(4)	$(4)	$—

Operating Cash Flows

Six-month period ended June 30, 2020 compared with six-month period ended June 30, 2019.  Pinnacle West’s consolidated net cash provided by operating activities was $370 million in 2020, compared to $346 million in 2019, an increase of $24 million in net cash provided by operating activities primarily due to lower pension contributions, operations and maintenance cost, income tax payments, property tax payments and interest expense, partially offset by lower cash receipts from electric revenues. The difference between APS and Pinnacle West's net cash provided by operating activities primarily relates to APS's lower income tax payments.

Retirement plans and other postretirement benefits. Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 117% funded as of January 1, 2020 and 112% as of January 1, 2019.  Under GAAP, the qualified pension plan was 97% funded as of January 1, 2020 and 90% funded as of January 1, 2019. See Note 5 for additional details. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have not made voluntary contributions to our pension plan year-to-date in 2020. The minimum required contributions for the pension plan are zero for the next three years. We expect to make voluntary contributions up to $100 million per year during the 2020-2022 period. We do not expect to make any contributions over the next three years to our other postretirement benefit plans. We continue to monitor COVID-19 and its impact on our retirement plans and other postretirement benefits but we believe, due to our liability driven investment strategy, which helps to minimize the impact of market volatility on our plan’s funded status, our pension plan’s funded status is still above 90% funded as of June 30, 2020.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act allows employers to defer payments of the employer share of Social Security payroll taxes that would have otherwise been owed from March 27, 2020 through December 31, 2020. We are deferring the cash payment of the employer's portion of Social Security payroll taxes for the period July 1, 2020 through December 31, 2020 that we expect will be in the range of $15 million to $20 million. We will pay half of this cash deferral by December 31, 2021 and the remainder by December 31, 2022.

Investing Cash Flows

Six-month period ended June 30, 2020 compared with six-month period ended June 30, 2019.  Pinnacle West’s consolidated net cash used for investing activities was $653 million in 2020, compared to $528 million in 2019, an increase of $125 million primarily related to increased capital expenditures.

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

Financing Cash Flows and Liquidity

Six-month period ended June 30, 2020 compared with six-month period ended June 30, 2019.  Pinnacle West’s consolidated net cash provided by financing activities was $280 million in 2020, compared to $178 million in 2019, an increase of $102 million in net cash provided.  The increase in net cash provided by financing activities includes $592 million in higher issuances of long-term debt partially offset by higher long-term debt repayments of $300 million, and a net decrease in short-term borrowings of $179 million.

APS’s consolidated net cash provided by financing activities was $274 million in 2020, compared to $197 million in 2019, an increase of $77 million in net cash provided.  The increase in net cash provided by financing activities includes $95 million in higher issuances of long-term debt and lower long-term debt repayments of $150 million, partially offset by a net decrease in short-term borrowings of $157 million.

Significant Financing Activities.  On June 17, 2020, the Pinnacle West Board of Directors declared a dividend of $0.7825 per share of common stock, payable on September 1, 2020 to shareholders of record on August 3, 2020.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs, to finance indebtedness, and other general corporate purposes.

On May 5, 2020, Pinnacle West refinanced its 364-day $50 million term loan agreement that would have matured on May 7, 2020 with a new 364-day $31 million term loan agreement that matures May 4, 2021. Borrowings under the agreement bear interest at Eurodollar Rate plus 1.40% per annum. At June 30, 2020, Pinnacle West had $31 million in outstanding borrowings under the current agreement.

On June 17, 2020, Pinnacle West issued $500 million of 1.3% unsecured senior notes that mature June 15, 2025. The net proceeds from the sale were used to repay early its $150 million term loan facility set to mature on December 21, 2020, to repay short-term indebtedness consisting of commercial paper and replenish cash incurred or used to fund capital expenditures, to redeem prior to maturity our $300 million, 2.25% senior notes due November 30, 2020, and for general corporate purposes.

At June 30, 2020, Pinnacle West had a $200 million revolving credit facility that matures in July 2023. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Interest rates are based on Pinnacle West's senior unsecured debt credit ratings. The facility is available to support Pinnacle West's $200 million commercial paper program, for bank borrowings or for issuances of letters of credits. At June 30, 2020, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and $41 million in commercial paper borrowings.

On January 15, 2020, APS repaid at maturity the remaining $150 million of the $250 million aggregate principal amount of its 2.2% Senior Notes.

On May 22, 2020, APS issued $600 million of 3.35% unsecured senior notes that mature May 15, 2050. The net proceeds from the sale were used to repay early its $200 million term loan facility, and to repay short-term indebtedness, consisting of commercial paper and revolver borrowings, and to replenish cash used to fund capital expenditures.

At June 30, 2020, APS had two revolving credit facilities totaling $1 billion, including a $500 million credit facility that matures in June 2022 and a $500 million facility that matures in July 2023.  APS may increase the amount of each facility up to a maximum of $700 million, for a total of $1.4 billion, upon the satisfaction of certain conditions and with the consent of the lenders.  Interest rates are based on APS’s senior unsecured debt credit ratings. These facilities are available to support APS’s $500 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At June 30, 2020, APS had no outstanding borrowings under its revolving credit facilities, no letters of credit outstanding, and $220 million in commercial paper borrowings.

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

As a result of the COVID-19 pandemic, in mid-March 2020 the commercial paper markets failed to function normally and we were unable to utilize commercial paper as our primary method of acquiring short-term capital, which resulted in us drawing on our revolving credit facilities during the first quarter of 2020.  In mid-April 2020, we were again able to utilize the commercial paper market and we have paid down the revolving credit facilities completely.  We do not believe this will have a material impact on our financial position, results of operations or cash flows.

See "Financial Assurances" in Note 8 for a discussion of separate outstanding letters of credit and surety bonds.

Other Financing Matters. See Note 7 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with these covenants.  For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At June 30, 2020, the ratio was approximately 54% for Pinnacle West and 49% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could "cross-default" other debt.  See further discussion of "cross-default" provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of August 2, 2020 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

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

Contractual Obligations

As of June 30, 2020, there have been no material changes outside the normal course of business in contractual obligations from the information provided in our 2019 Form 10-K. See Note 3 for discussion regarding changes in our short-term and long-term debt obligations.

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

MARKET AND CREDIT RISKS

Market Risks

Our operations include managing market risks related to changes in interest rates, commodity prices, investments held by our Nuclear Decommissioning Trusts, other special use funds and benefit plan assets.

Interest Rate and Equity Risk

We have exposure to changing interest rates.  Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our Nuclear Decommissioning Trusts, other special use funds (see Note 11 and Note 12), and benefit plan assets.  The Nuclear Decommissioning Trusts, other special use funds and benefit plan assets also have risks associated with the changing market value of their equity and other non-fixed income investments.  Nuclear decommissioning and benefit plan costs are recovered in regulated electricity prices.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions (dollars in millions):

	Six Months Ended June 30,
	2020	2019
Mark-to-market of net positions at beginning of period	$(71)	$(59)
Decrease (Increase) in regulatory asset	1	(22)
Recognized in OCI:
Mark-to-market losses realized during the period	1	1
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(69)	$(80)

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at June 30, 2020 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, "Derivative Accounting" and "Fair Value Measurements," in Item 8 of our 2019 Form 10-K and Note 11 for more discussion of our valuation methods.

Source of Fair Value	2020	2021	2022	2023	2024	Total Fair Value
Observable prices provided by other external sources	$(35)	$(6)	$(11)	$(7)	$—	$(59)
Prices based on unobservable inputs	(6)	—	—	—	(4)	(10)
Total by maturity	$(41)	$(6)	$(11)	$(7)	$(4)	$(69)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets (dollars in millions):

	June 30, 2020		December 31, 2019
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Regulatory asset (a)
Electricity	$1	$(1)	$—	$—
Natural gas	50	(50)	55	(55)
Total	$51	$(51)	$55	$(55)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2020.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of APS’s disclosure controls and procedures as of June 30, 2020.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                   LEGAL PROCEEDINGS

See "Business of Arizona Public Service Company — Environmental Matters" in Item 1 of the 2019 Form 10-K with regard to pending or threatened litigation and other disputes.

See Note 4 for ACC and FERC-related matters.

See Note 8 for information regarding environmental matters and Superfund-related matters.

Item 1A.                RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A — Risk Factors in the 2019 Form 10-K and Part II, Item 1A of the 2020 1st Quarter 10-Q, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS.  The risks described in the 2019 Form 10-K and the 2020 1st Quarter 10-Q are not the only risks facing Pinnacle West and APS.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

The risk factor below is an update to our 2019 Form 10-K and 2020 1st Quarter 10-Q.

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

As a result of the COVID-19 pandemic, from March through July 2020, we have experienced a decrease in demand from commercial and industrial customers and an increase in demand from residential customers which has resulted in a net decrease in weather normalized retail electricity sales as compared to 2019. APS is also experiencing an increase in bad debt expense associated with the COVID-19 pandemic that has resulted in a negative impact to our 2020 operating results. In mid-March 2020, we drew on our revolving credit facilities as a result of the commercial paper markets failing to function normally due to COVID-19, but we were subsequently able to utilize the commercial paper market in April 2020 and we have paid down the revolving credit facilities completely. We are also experiencing increased operations and maintenance expenses due to the need for personal protective equipment and other health and safety-related costs related to COVID-19.

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	August 6, 2020	By:	/s/ Theodore N. Geisler
Theodore N. Geisler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	August 6, 2020	By:	/s/ Theodore N. Geisler
Theodore N. Geisler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)